Form 10-K
period 2004-12-31
METROPCS COMMUNICATIONS INC; METROPCS INC
filed 2006-05-12
CIK 1283699, 1121026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-50869

METROPCS COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0836269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8144 Walnut Hill Lane Suite 800 Dallas, Texas	75231
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (214) 265-2550

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Commission File No. 333-111470

METROPCS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2550006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8144 Walnut Hill Lane Suite 800 Dallas, Texas	75231
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (214) 265-2550

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

MetroPCS Communications, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

MetroPCS, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

MetroPCS Communications, Inc.	Yes ☐ No ☒

MetroPCS, Inc.	Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

MetroPCS Communications, Inc.	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

MetroPCS, Inc.	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

The aggregate market value of voting stock held by non-affiliates of the registrants is not determinable as such shares were privately placed and there is no public market for such shares.

51,845,874 shares of MetroPCS Communications, Inc. common stock were outstanding as of March 31, 2006.

100 shares of MetroPCS, Inc. common stock were outstanding as of March 31, 2006.

METROPCS COMMUNICATIONS, INC.

METROPCS, INC.

Index to Form 10-K

This combined Form 10-K is separately filed by MetroPCS, Inc. and MetroPCS Communications, Inc. Each company files information related to it on its own behalf.

-i-

EXPLANATORY NOTE

In preparation for a planned initial public offering of its Common Stock, in July 2004, MetroPCS Communications, Inc. (“MetroPCS Communications”) and MetroPCS, Inc. (“MetroPCS”) completed a restructuring under which MetroPCS became a wholly-owned subsidiary of MetroPCS Communications. The restructuring converted all outstanding shares of MetroPCS capital stock (and all options and warrants to purchase shares of MetroPCS capital stock) into capital stock (or options and warrants to purchase shares of capital stock) of MetroPCS Communications on a share for share basis, and MetroPCS became a wholly-owned subsidiary of MetroPCS Communications. MetroPCS’ business constitutes substantially all of the business of MetroPCS Communications. This filing for MetroPCS Communications and MetroPCS is presented on a combined basis to satisfy each company’s obligation to file periodic reports under Section 15(d) of the Securities and Exchange Act of 1934, as amended. All references to “we,” “us,” “our” or the “Company” in this Form 10-K refers to both MetroPCS Communications and MetroPCS, and their wholly-owned subsidiaries, unless otherwise indicated.

Although the Company’s obligation to file periodic reports automatically terminated at the end of 2004 because the Company never issued any registered equity securities and MetroPCS’ publicly registered Senior Notes were held of record by fewer than 300 persons at the time, the Company is filing this annual report on Form 10-K in satisfaction of its reporting obligations for the financial period ending December 31, 2004. You should be aware of several aspects of this annual report:

•	Because of the gap in our public reporting and the significant changes in our business occurring since the period covered by this report, we have included certain information relating to our business, current directors, current officers and related matters which occurred after December 31, 2004. Accordingly, except where noted in this report, the description of our business is as it exists as of the date of filing of this report. However, the financial statements, compensation, and other matters required to be as of a particular date are made only as of that date.

•	This report contains a restatement of our previously issued consolidated financial statements for 2002 and 2003 in addition to our consolidated financial statements for 2004. The Company is not further amending its previously filed Form 10-K/A for the year ended December 31, 2003 or Form 10-Q/A for the period ended March 31, 2004.

You should also be aware that the Company has not filed and does not intend to file Form 10-Qs for the financial periods ended June 30, 2004 and September 30, 2004 for several reasons, including:

•	Because of the passage of time and the significant changes in our business, the quarterly information that would be included in those reports is stale.

•	Because we never issued any publicly registered equity and we repurchased all of our publicly registered Senior Notes in May 2005, there are no public investors to receive this information.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this annual report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “may,” “will,” and other similar expressions. These forward-looking statements are contained throughout this report, including the “Business,” “Regulation,” “Risk Factors,” “Dividend Policy and Restrictions,” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” We base these statements on our current expectations, plans, and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this annual report, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, and many of these risks are beyond our ability to control or predict. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.

All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to release publicly any revisions to any forward-looking statements or projections to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events, except as required by law.

MARKET AND OTHER DATA

Market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms and other published independent sources. Some data is also based on our good faith estimates, which we derive from our review of internal surveys and independent sources, including information provided to us by the U.S. Census Bureau. Although we believe these sources are reliable, we have not independently verified the information.

This report contains trademarks, service marks and trade names of companies and organizations other than us. MetroPCS® and other trademarks are registered trademarks of MetroPCS Communications, Inc. and certain of our subsidiaries.

PART I

Item 1.	Business

Certain Developments Since January 1, 2004

Independent Investigation

In August 2004, the Company announced that, in connection with the preparation of its quarterly financial statements for the three months ended June 30, 2004, management had determined that previously disclosed financial statements for the three months ended March 31, 2004 understated service revenues by $845,000 and, consequently, understated net income by $503,000. The audit committee of the Company’s board of directors then commenced an independent investigation into the understatement and retained independent legal counsel to assist in the investigation. As a result of this understatement, the Company delayed, and ultimately withdrew, its planned initial public offering of Common Stock. In August 2004, the Company announced it would delay its second quarter Form 10-Q filing for the quarter ended June 30, 2004 pending the completion of the independent investigation.

In October 2004, the Company announced that its audit committee had determined that investors should not rely upon the Company’s previously issued financial statements for the years ended December 31, 2002 and 2003 and subsequent interim periods, including all earnings releases and other communications relating to such periods. In addition, the Company announced it would delay issuing financial statements for the quarters ended June 30, 2004 and September 30, 2004 until after the completion of the independent investigation.

In June 2005, the independent investigation concluded and its results were reported to the Company’s board of directors. The investigation concluded that, among other things, the Company lacked an adequate control environment and needed to implement a proper system of internal controls that would allow the Company to prepare reliable financial statements on a consistent and timely basis. The report also found that the evidence did not indicate intentional misconduct as the cause of the understatement of revenues for the three months ended March 31, 2004, and it did not recommend that the Company terminate the employment, or materially change the duties, of any of the Company’s then current executive officers. The report recommended, and the audit committee of the Company adopted, a comprehensive remediation plan to address the inadequacies found in the Company’s internal control environment. A more complete discussion of the Company’s identified material weaknesses and related remediation efforts can be found in Item 9A of this report.

In August 2005, the Company communicated the report of the independent investigation to the Securities and Exchange Commission (the “SEC”). Although the independent investigation has been completed and its conclusions have been approved by the Company’s audit committee and communicated to the SEC, there can be no assurance that the SEC will not undertake its own investigation or reach conclusions differing from those reached in the independent investigator’s report.

Restatement

In connection with the independent investigation, the Company has reviewed a number of its accounting and control functions. In addition to the revenue recognition issue, the Company identified a number of other accounting errors resulting from material weaknesses in the Company’s internal control over financial reporting. In consultation with the audit committee of the Company’s board of directors, management determined that it was appropriate to include the correction of these errors in its financial statements previously issued. For more information regarding the restatement, you should read Note 2 to the consolidated financial statements included with this report.

No Public Securities

MetroPCS’ obligation to file periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”) was triggered by the January 2004 exchange of its publicly registered 10 3/4% Senior Notes due 2011

(“Senior Notes”) in a principal amount of $150 million for outstanding Senior Notes issued under Rule 144A of the Securities Act of 1933 (the “Securities Act”). MetroPCS no longer was required to file periodic reports under the Exchange Act after December 31, 2004 as a result of having less than 300 holders of its Senior Notes. In May 2005, holders of all of the outstanding Senior Notes tendered their Senior Notes in response to MetroPCS’ cash tender offer and consent solicitation for total consideration of $1,192.72, plus accrued and unpaid interest, for each $1,000 principal amount Senior Note. As a result of this note tender offer and consent solicitation, no Senior Notes remain outstanding and the Company currently has no public debt securities.

MetroPCS Communication’s obligation to file periodic reports under the Exchange Act was triggered by its filing of a registration statement under the Securities Act on March 24, 2004 in preparation for an initial public offering of its equity securities. That registration statement was withdrawn on August 12, 2004. The Company currently has no publicly traded equity securities. No common stock of MetroPCS Communications was ever issued under the registration statement filed for the initial public offering and the registration statement was withdrawn in August 2004. Therefore, after December 31, 2004, MetroPCS Communications was no longer required to file periodic reports under the Exchange Act.

General

The Company offers wireless broadband personal communication services (“PCS”) on a no-contract, flat rate, unlimited usage basis in selected major metropolitan markets in the United States. Since we launched our wireless service in 2002 we have been among the fastest growing wireless communications providers in the United States as measured by growth in subscribers and revenues. In January 2004 we reached one million customers, in February 2005 we reached 1.5 million customers, and in February 2006 we reached two million customers. We currently offer our services in the greater San Francisco-Oakland-San Jose, Miami, Tampa-Sarasota, Atlanta, Sacramento, Dallas-Fort Worth, and Detroit metropolitan areas, which include a total licensed population of approximately 39.4 million people. We launched service in the Miami, Atlanta and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa-Sarasota in October 2005; in Dallas-Fort Worth in March 2006; and Detroit in April 2006. In 2005, Royal Street Communications, LLC (“Royal Street”), a company in which we own an 85% limited liability company interest, but for which we may elect only two of five members to Royal Street’s management committee, was granted licenses by the Federal Communications Commission (“FCC”) in Los Angeles and various metropolitan areas throughout northern Florida. Royal Street is in the process of building infrastructure in these metropolitan areas and expects to commence commercial service in Orlando in 2006 and in Los Angeles in 2007. We have a wholesale arrangement that will allow us to sell MetroPCS-branded service to the public on up to 85% of the engineered capacity of the Royal Street systems.

Our wireless services target a mass market which we believe is largely underserved by traditional wireless carriers. Our service, branded under the “MetroPCS” name, allows customers to place unlimited local calls from within our service areas, and to receive unlimited calls from any area while in our local service areas under simple and affordable flat monthly rate plans starting at $30 per month. For an additional $5 to $15 per month, our customers may select a service plan that offers additional options, such as the ability to place unlimited long distance calls from within our local service calling area to any number in the continental United States, as well as unlimited voicemail, text messaging and picture and multimedia messaging. For additional fees, we also provide caller ID, ringtones, downloads, games and content applications, international long distance and other value-added services. Our customers have, on a prepaid basis, access to nationwide roaming. Our rate plans differentiate our service from the more complex plans and long-term contracts required by other wireless carriers. Our customers pay for our service in advance, eliminating any customer-related credit exposure, and we do not require a long-term service contract.

As of December 31, 2004, our customers in all metropolitan areas averaged approximately 1,900 minutes of use per month, compared to approximately 700 minutes per month for customers of the national wireless carriers. We believe that average monthly usage by our customers also exceeds the average monthly usage for typical wireline customers. Average usage by our customers indicates that a substantial number of our customers use our services as their primary telecommunications service, and our customer surveys indicate that a significant number of our customers use us as their sole telecommunications service provider.

Business Strategy

We believe the following components of our business strategy provide the foundation for our continued rapid, profitable growth:

Continue to Target Underserved Customer Segments in our Markets. We believe there is substantial demand in the United States for our affordable wireless services. Historically, a significant number of our customer additions have been first time wireless customers, while the remainder have switched from traditional wireless carriers. We believe our rapid adoption rates and customer mix suggest that our service is expanding the overall size of the wireless market.

Offer Affordable, Fixed Price Calling Plans Without a Service Contract Requirement. We believe that our fixed price, unlimited wireless service represents an attractive and differentiated offering to a large segment of the population. Our wireless service results in average per minute usage costs to our customers that are significantly lower than the average per minute rates of other national wireless carriers and some wireline service providers. We believe that many prospective customers refrain from subscribing to or extensively using traditional wireless communications services because of high prices, long-term contract requirements, unattractive and confusing calling plans and credit and/or significant cash deposit requirements. Our simple, cost-effective rate plans combined with our pay in advance/no contract service model allow us to attract many of these customers, further fueling our growth.

Remain One of the Lowest Cost Wireless Service Providers in the United States. We believe we are one of the lowest cost providers of wireless services in the United States, which allows us to offer our services at affordable prices while maintaining cash profit margins per customer that are among the highest in the wireless communications industry. We believe our operating strategy, network design and rapidly increasing scale, together with the population density of our markets, will allow us to maintain our cost leadership position and further reduce our per customer operating costs in the future.

Expand into Attractive Markets. We believe we can replicate the success of our business model in metropolitan areas outside of our existing footprint. We have been successful in acquiring or gaining access to spectrum in a number of new metropolitan areas which share or are better than the population density and customer characteristics of our existing metropolitan areas. We will continue to target expansion opportunities in metropolitan areas that complement our existing footprint or can be operated as a stand alone cluster with growth and profitability characteristics similar to our existing metropolitan areas.

Competitive Strengths

We believe our business has many competitive strengths that distinguish us from other wireless carriers and will allow us to successfully execute our business strategy, including:

Our Fixed Price Calling Plan. We believe our service offering that provides unlimited usage from within a local calling area represents a compelling value proposition for our customers that differs from the offerings of the national wireless carriers and traditional wireline carriers. Our service is designed to provide mobile functionality while eliminating the gap between traditional wireless and wireline pricing, which we believe stimulates the need of our wireless service and will contribute toward the continuing growth of our subscribers in our markets to levels comparable to the adoption rates currently experienced in some European countries.

Our Focus on Densely Populated Markets. Our current service areas include seven of the 25 most populous metropolitan areas in the United States: San Francisco, Miami, Tampa-Sarasota, Atlanta, Sacramento, Dallas-Fort Worth, and Detroit. We believe the high relative population density of our market clusters results in increased efficiencies in network deployment, operating costs and product distribution. As of December 31, 2005, our markets had an average population density over three times the national average. We believe additional opportunities exist to expand our services into other markets with similar characteristics.

Our Cost Leadership Position. We believe our operating strategy, network design and population density have enabled us to become one of the lowest cost providers of wireless services in the United States. We also believe our rapidly increasing scale will allow us to continue to drive our per-customer operating costs down in the future. In addition, we believe our operating costs per customer are substantially below the operating costs of our national wireless competitors. We believe our industry leading cost position provides us with a sustainable competitive advantage in our markets and will allow us to continue our rapid, profitable growth.

Our Advanced CDMA 1XRTT Network. We have universally deployed an advanced code division multiple access radio transmission technology (“CDMA 1XRTT”) network in each of the metropolitan areas we service that we believe is designed to provide the capacity necessary to satisfy the usage requirements of our customers. We believe CDMA 1XRTT technology provides us with substantially more voice and data capacity than other commonly deployed wireless technologies and provides us with a network capacity advantage. We believe that the combination of our network technology and network design will allow us to efficiently serve the high usage demands of our rapidly growing customer base into the future.

Our Spectrum Portfolio. We hold PCS spectrum licenses either directly or through our investment in Royal Street in five of the ten most populous metropolitan areas in the United States (2005 Kagan Report) including Los Angeles (#2), San Francisco (#4), Dallas-Fort Worth (#5), Atlanta (#9) and Detroit (#10). We also hold licenses in Miami (#12), Tampa (#20) and Sacramento (#24), which are among the top 25 most populous metropolitan areas in the United States. In 12 of our licensed markets, we hold 30 MHz of PCS spectrum, even though our business plan generally requires only 10 to 20 MHz to effectively service a major metropolitan area. Our additional spectrum provides us with the flexibility to swap or sell spectrum in selected markets to support expansion or investment initiatives without materially impacting our business plan. For example, in February 2002, we sold 10 MHz of PCS spectrum in our Atlanta market for $290 million; and in May 2005, we sold 10 MHz of PCS spectrum in San Francisco-Oakland-San Jose basic trading area for $230 million.

Company History

MetroPCS was formed in 1994 as General Wireless, Inc. for the purpose of bidding on, acquiring and operating broadband PCS licenses as a very small business under the FCC’s designated entity rules. In 1996, MetroPCS participated in the FCC’s C-Block auctions of broadband PCS spectrum licenses and was declared the high bidder on licenses in the Miami, Atlanta, Sacramento and San Francisco metropolitan areas. Although the auctions declaring MetroPCS the high bidder concluded in May 1996, the FCC did not issue the licenses to MetroPCS until January 1997, by which time the market value of PCS licenses had declined dramatically due to, among other things, the FCC’s intervening auction of broadband PCS licenses in the D-, E- and F-Blocks. In connection with the C-Block auction, each of MetroPCS’ license-holding subsidiaries had executed a separate promissory note payable to the FCC in an amount equal to the purchase price of that subsidiary’s FCC license less any payments made to the FCC. As a result of the decline in market value of its licenses, MetroPCS was unable to obtain the financing necessary to service its debt to the FCC and build its networks.

MetroPCS Communications was formed in 2004 as a subsidiary of MetroPCS as part of the Company’s planned initial public offering of its Common Stock. In October 1997, after repeated efforts by MetroPCS to obtain a commercially viable restructuring of its debt to the FCC, the subsidiaries in which MetroPCS held its FCC licenses at the time each filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In January 1998, MetroPCS filed its own voluntary Chapter 11 petition, joining its license subsidiaries’ bankruptcy proceedings.

The bankruptcy court found that the FCC made a fraudulent conveyance and reduced the amount of the FCC’s loan secured by the licenses to $166.0 million. As a result of the bankruptcy court proceedings, after crediting the $106.0 million MetroPCS had paid to the FCC as down payments for its licenses, the total amount MetroPCS owed to the FCC was reduced to $60.0 million. In September 1998, the bankruptcy court confirmed MetroPCS’ plan of reorganization and it emerged from bankruptcy in October 1998. The bankruptcy court’s order was affirmed in October 2000 and a subsequent appeal by the FCC was denied in 2001.

In July 2004, MetroPCS Communications and MetroPCS completed a restructuring under which MetroPCS became a wholly-owned subsidiary of MetroPCS Communications. The restructuring converted all outstanding shares of MetroPCS capital stock (and all options and warrants to purchase shares of MetroPCS capital stock) into capital stock (or options and warrants to purchase shares of capital stock) of MetroPCS Communications on a share for share basis and MetroPCS became a wholly-owned subsidiary of MetroPCS Communications. MetroPCS’ business constitutes substantially all of the business of MetroPCS Communications and the Company continues to conduct business under the MetroPCS brand.

Products and Services

Voice Services. We provide affordable, reliable, high-quality wireless communications services through four primary pricing plans as detailed in the chart below. All service plans are “paid-in-advance” and do not require a long-term contract. Our lowest priced $30 per month service offering allows our customers to place unlimited local calls inside our calling area and to receive unlimited calls from anywhere in the world but without the ability to add additional features. For an additional $5 to $15 per month, a subscriber may select a service offering which provides more flexibility and options such as nationwide long-distance calling, unlimited text messaging (domestic and international), picture and multimedia messaging, data and other a la carte options on a prepaid basis.

MetroPCS Service Plans

Unlimited Local Calling		Unlimited Local & Unlimited Long Distance Calling
$30/Month	$35/Month	$40/Month	$45/Month
Unlimited local calling only No Additional calling features are available with this plan	Unlimited local calling Additional calling features can be added to this plan (e.g., voicemail)	Unlimited local calling Unlimited nationwide long distance calling(1) Additional calling features can be added to this plan (e.g., voicemail)	Unlimited local calling
Unlimited nationwide long
distance calling(1)
Unlimited text messaging
(domestic)
Unlimited picture
messaging
Enhanced voicemail
3-way calling
Caller ID
Call waiting
Additional calling features
can be added to this plan
(e.g., unlimited directory
assistance)

(1)	Unlimited long distance only applies to the 48 contiguous states.

Our local outbound calling areas extend in most cases beyond the boundaries of our actual license area. For example, customers in our San Francisco and Sacramento markets may place unlimited local calls while inside our service area to areas throughout the majority of northern California without incurring toll charges. Our wireline competitors generally would impose toll charges for calls within this area, while our service treats these as local calls.

Customers who travel outside of our coverage area may roam onto other wireless networks in two ways. First, a customer may purchase service directly from a manual roaming provider in that area by providing the provider with a credit card number, allowing that provider to bill the customer directly for roaming charges. If the customer chooses this option, we incur no costs, nor do we receive any revenues. Second, a customer may subscribe to the Company’s roaming service under which the Company provides voice roaming service through an agreement with a national wireless carrier. The Company launched this roaming service on a prepaid basis in April 2006. Under this option, the customer makes a deposit in a prepaid account and may access our national roaming service when traveling outside our service area. We incur costs for providing and earn revenue from this roaming service. Our roaming service is not cost effective for customers who travel frequently outside our local service area, but the ability to roam nationally on the national wireless carrier’s network on a prepaid basis addresses important safety concerns for a portion of our customers and potential customers and is useful for the occasional traveler.

Data Services. Our data services include:

•	services provided through the Binary Runtime Environment for Wireless (“BREW”) platform, including ringtones, games and content applications;

•	text messaging services (domestic and international), which allow the customer to send and receive alphanumeric messages that the handset can receive, store and display on demand; and

•	multimedia messaging services, which allow the customer to send and receive messages containing photographs.

Custom Calling Features. We offer other custom calling features, including caller ID, call waiting, three-way calling, distinctive ringtones and voicemail.

Advanced Handsets. We sell a variety of handsets manufactured by nationally recognized handset manufacturers for use on our network, including models that provide color screens, camera phones and other features facilitating digital data. All of the handsets we offer are CDMA 1XRTT compliant.

FCC Licenses

As of December 31, 2005, we hold a combination of 10 MHz, 15 MHz, 20 MHz, and 30 MHz FCC licenses in the greater Atlanta, Miami, San Francisco-Oakland-San Jose, Sacramento, Dallas-Fort Worth, Detroit, Tampa-Sarasota and Daytona Beach metropolitan areas as follows:

Basic Trading Area	Market	MHz
Atlanta Metropolitan Area:
24	Atlanta, GA	20
160	Gainesville, GA	30
22	Athens, GA	30

South Florida:
293	Miami-Fort Lauderdale, FL	30
469	West Palm Beach, FL	30
151	Fort Myers, FL	30
152	Fort Pierce-Vero Beach, FL	30
313	Naples, FL	30

California:
404	San Fran.-Oak.-S.J., CA	20
389	Sacramento, CA	30
434	Stockton, CA	30
303	Modesto, CA	15
397	Salinas-Monterey, CA	30
371	Redding, CA	30
291	Merced, CA	15
79	Chico-Oroville, CA	30
134	Eureka, CA	15
485	Yuba City-Marysville, CA	30
28	Bakersfield, CA	10

Central Florida Area:
440	Tampa-St. Petersburg, FL	10
408	Sarasota-Bradenton, FL	10
107	Daytona Beach, FL	20
Other:
101(1)	Dallas-Fort Worth, TX	10
418(2)	Sherman-Denison, TX	10
112	Detroit, MI	10

(1)	Consisting of the following Texas counties only: Collin, Dallas, Denton, Ellis, Hood, Johnson, Kaufman, Parker, Rockwall, Tarrant and Wise.

(2)	Consisting of the following Texas counties only: Grayson and Fannin.

Auction No. 58

In January 2005, the FCC conducted Auction No. 58 for broadband PCS spectrum. Auction No. 58 was the first significant FCC auction for broadband PCS spectrum since Auction No. 35 in 2001. Auction No. 58, like other major auctions conducted by the FCC, was designed to enable small businesses, very small businesses and other so called “designated entities” (“DEs”) to acquire spectrum and construct wireless networks to promote competition with existing carriers. To that end, the FCC designated certain blocks of PCS spectrum for which only DEs could apply. Qualified DEs were able to bid on these restricted or “closed” licenses which were not available to other bidders. In addition, very small business DEs were permitted to apply for and bid on “open” licenses with a bidding credit of 25% of the gross bid price. The Company entered into a cooperative arrangement with an unaffiliated very small business entrepreneur and invested in Royal Street, a DE that qualified to bid on “closed” licenses and was eligible for the 25% bidding credit on “open” licenses. The Company owns 85% of the limited liability member interests in Royal Street but may only elect two of five members to Royal Street’s management committee, which has the full power to direct the management of Royal Street. Auction No. 58 was completed in February 2005, and Royal Street made its final payment to the FCC for the licenses it won in Auction No. 58 in March 2005. In December 2005, Royal Street was granted the following licenses on which Royal Street had been the high bidder at the conclusion of Auction No. 58:

BTA	Market	MHz	Frequency Block
262	Los Angeles, CA	10	C5 (open)
336	Orlando, FL	10	C4 (closed)
212	Jacksonville, FL	10	C4 (closed)
239	Lakeland-Winter Haven, FL	10	C4 (closed)
289	Melbourne-Titusville, FL	10	C4 (closed)
159	Gainesville, FL	10	C5 (open)

Royal Street will hold all of the Auction No. 58 licenses and has entered into certain cooperative agreements with the Company relating to the financing, design, construction and operation of the networks (the “Royal Street Agreements”). The Royal Street Agreements are based on a “wholesale model” in which Royal Street sells airtime on a wholesale basis to the Company, which in turn markets MetroPCS-branded service to end-users. Specifically, the Royal Street Agreements contemplate the Company, at Royal Street’s request and subject to Royal Street’s direction and control, building out the networks, preparing budgets and business plans as well as arranging for administrative, clerical, accounting, credit, collection, operational, engineering, maintenance, repair, and technical services and having access, via the wholesale arrangement, to as much as 85% of the engineered capacity of the network with the remaining 15% being retained by Royal Street to sell to other parties.

Also, pursuant to another of the Royal Street Agreements, we will provide financing for the acquisition and build out of licenses won in Auction No. 58. The minimum loan amount under the agreement is approximately $294 million. Interest accrues under the agreement at a rate equal to 11% per annum, compounded quarterly. The proceeds from this loan are to be used by Royal Street to make payments for the licenses won in Auction No. 58 and to finance the build out and operation of the Royal Street network infrastructure.

All of the FCC licenses held by the Company and by Royal Street have an initial term of ten years after the initial grant date (which varies by license, but the initial San Francisco, Sacramento, Miami and Atlanta licenses were granted on January 1997), and, subject to applicable conditions, may be renewed at the end of their terms. Each FCC license is essential to our and Royal Street’s ability to operate and conduct our and Royal Street’s business in the area covered by that license.

Markets

Our FCC licenses cover seven clusters encompassing the greater metropolitan areas of San Francisco-Oakland-San Jose, Miami, Tampa-Sarasota, Dallas-Fort Worth, Detroit, Atlanta and Sacramento. We also plan to resell Royal Street’s service in the Los Angeles and certain Florida metropolitan areas under the MetroPCS brand under our wholesale services agreement with Royal Street. We believe all of these markets are particularly attractive because of their high population densities, attractive customer demographics, high historical and projected population growth rates, favorable business climates and long commuting times relative to national averages.

Distribution and Marketing

We offer wireless services under the “MetroPCS” brand through both indirect independent retail outlets and directly to our customers through Company-operated retail stores. Our indirect distribution outlets include a range of local, regional and national mass market retailers and specialty stores. In 2004, a significant portion of our gross customer additions were added through our indirect distribution outlets. We believe our mix of indirect and direct distribution gives us the ability to reach the largest number of potential customers in our markets at a low relative cost. We plan to increase our number of indirect distribution outlets and Company-operated stores in both existing markets and in new markets acquired in the future.

We advertise locally to develop our brand and support our indirect and direct distribution channels. We advertise primarily through local radio, cable, television, outdoor and local print media. In addition, we believe we have benefited from a significant number of word-of-mouth customer referrals.

Customer Care, Billing and Support Systems

We use several outsourcing solutions to efficiently deliver quality service and support to our customers as part of our strategy of establishing and maintaining our leadership position as a low cost telecommunications provider while ensuring high customer satisfaction levels. We outsource some or all of the following back office and support functions to nationally recognized third-party providers:

•	Customer Care. We have outsourcing contracts with two nationally recognized call center vendors. These call centers are staffed with professional and bilingual customer service personnel, who are available to assist our customers 24 hours a day, 365 days a year. We also provide automated voice response services to assist our customers with routine information requests. We believe providing quality customer service is an important element in overall customer satisfaction and retention, and we regularly review performance of our call center vendors.

•	Billing. We utilize a nationally recognized third-party billing platform that bills, monitors and analyzes payments from our customers. We offer our customers the option of receiving web-based and short messaging service-based bills as well as traditional paper bills. The majority of our customers receive their bills through the short message service included with our wireless service.

•	Payment Processing. Customers may pay their bills by credit card, debit card, check or cash. We have over 1,400 locations where customers choosing to pay for their monthly service in cash can make their payments. Many of these locations also serve as distribution points for our products and services making them convenient for customer payments. Customers may also make payments at any of the Western Union locations throughout our metropolitan service areas.

•	Logistics. We outsource logistics associated with shipping handsets and accessories to our distribution channels to a nationally recognized logistics provider.

Network Operations

We believe we were the first U.S. wireless carrier to have 100% of our customers on a CDMA 1XRTT network. We began building our network in 2001, shortly after other CDMA carriers began upgrading their networks to 1XRTT. As a result, we believe we deployed our network with third generation capabilities at a fraction of the cost incurred by other carriers deploying second generation CDMA networks. Since all of our handsets are CDMA 1XRTT compliant, we receive the full capacity and quality benefits provided by CDMA 1XRTT across our entire network and customer base.

As of March 15, 2006, our network consists of eleven switches at seven switching centers and 2,048 operating cell sites. A switching center serves several purposes, including routing calls, managing call handoffs, managing access to the public telephone network and providing access to voicemail and other value-added services. Currently, almost all of our cell sites are co-located, meaning our equipment is located on leased facilities that are owned by third parties retaining the right to lease the facilities to additional carriers. Our switching centers and national operations center provide around-the-clock monitoring of our network base stations and switches.

Our switches connect to the public telephone network through fiber rings leased from third-parties, which facilitate the first leg of originating and terminating traffic between our equipment and local exchange and long distance carriers. We have negotiated interconnection agreements with relevant local exchange carriers in our service areas.

We use third-party providers for long distance services and the majority of the backhaul services. Backhaul services are the telecommunications services that we use to carry traffic to and from our cell sites and our switching facilities.

Network Technology

Wireless digital signal transmission is accomplished by using various forms of frequency management technology, or “air interface protocols.” The FCC has not mandated a universal air interface protocol for broadband PCS systems; rather, broadband PCS systems in the United States operate under one of three dominant principle air interface protocols: code division multiple access (“CDMA”); time division multiple access (“TDMA”); or global system for mobile communications (“GSM”). All three air interface protocols are incompatible with each other. Accordingly, a customer of a system that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by a CDMA-based wireless carrier, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the alternate cellular system in that area.

Adequacy of 10 MHz. We believe 10 MHz of spectrum to be sufficient to begin service in metropolitan areas using technology that divides the base station coverage area served by a transmitter receiver into three parts or sectors. However, in metropolitan areas with only 10 MHz of spectrum we have a network design capable of subdividing the service area into six parts or sectors and to deploy these six-sector cells in selected, high-demand areas. Doubling the number of parts or sectors will increase the capacity of the wireless base stations in these markets by doubling the number of “sectors” (segments of the circle representing the base station’s broadcast area) over which a base station’s antennas can handle calls simultaneously.

Our vendors have informed us that cell sites using six sectors have been in operation for many years in the U.S., and we have obtained actual performance data on cell sites that have been operational for multiple years. We have commercially deployed six-sector cell sites in Miami, Sacramento, San Francisco and Tampa-Sarasota as well as in our recent launch of Detroit, and our experience with this technology has been consistent with our expectations and those of our vendors. We also anticipate that Royal Street will deploy this technology in Los Angeles and northern Florida and expect to have six-sector cell sites deployed in Atlanta and Dallas in the 3rd and 4th quarters of 2006.

We intend to further enhance network capacity by upgrading our networks with EV-DO Revision A which we forecast will be available in late 2006 or the first quarter of 2007. We believe that this technology uses spectrum more efficiently than any alternative commonly used wireless technology in 10 MHz. When combined with six-sector technology, it is our expectation that new low rate vocoder and EV-DO Revision A will more than double the effective available spectrum relative to three-sector, 1XRTT technology. Thus, we believe 10 MHz of spectrum has the effective capacity of 20 MHz using today’s technologies. We anticipate that spectral efficiency will continue to improve over the next several years, allowing us to keep up with the increased usage of third-generation services.

Our decision to use CDMA is based on several key advantages over other digital protocols, including the following:

Higher network capacity. Cellular technology capitalizes on reusing discrete amounts of spectrum at a cell site that can be used at another cell site in the system. We believe, based on studies by CDMA handset manufacturers, that our implementation of CDMA digital technology will eventually provide approximately seven to ten times the system capacity of analog technology and approximately three times the system capacity of TDMA and GSM systems, resulting in significant operating and cost efficiencies. Additionally, we believe that CDMA technology provides network capacity and call quality that is superior to other wireless technologies.

Longer handset battery life. While a digital handset using any of the three digital air interface protocols has a substantially longer battery life than an analog cellular handset, battery life in CDMA handsets can provide even longer periods between recharges than other wireless technologies.

Fewer dropped calls. CDMA systems transfer calls throughout the CDMA network using a “soft hand-off,” which connects a mobile customer’s call with a new base station while maintaining a connection with the base station currently in use, and “hard hand-off,” which disconnects the call from the current base station when it connects to another base station. CDMA networks monitor the quality of the transmission received by multiple neighbor base stations simultaneously to select the best transmission path and to ensure that the call is not disconnected in one base station unless replaced by a stronger signal from another. Analog, TDMA and GSM networks only use a hard hand-off and disconnect the call from the current base station as it connects with a new one without any simultaneous connection to both base stations. Since CDMA allows for both hard and soft hand-off, it results in fewer dropped calls compared to other wireless technologies.

Simplified frequency planning. TDMA and GSM service providers spend considerable time and money on frequency planning because they must reuse frequencies to maximize network capacity. CDMA technology allows reuse of the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency planning.

Efficient migration path. CDMA 1XRTT technology can be easily and cost-effectively upgraded for enhanced voice and data capabilities. The technology requires relatively low incremental investment for each step along the migration path with relatively modest incremental capital investment levels as demand for more robust data services or additional capacity develops.

Privacy and security. CDMA uses technology that requires accurate time and code phase knowledge to decode, increasing privacy and security.

Competition

We compete directly in each of our metropolitan areas with other wireless service providers and also with wireline companies by providing a wireless alternative to traditional wireline service. The wireless industry is dominated by national carriers, such as Cingular Wireless, Verizon Wireless, Sprint/Nextel and T-Mobile, that have an estimated 84% of the national wireless market share as measured by the number of subscribers, according to IDC, “U.S. Wireless Carrier 4Q04 and Year-End 2004 Service Provider Analysis,” April 2005. National carriers typically offer post-paid plans that require long-term contracts and credit checks or deposits. Over the past few years, the wireless industry has seen an emergence of several new competitors that provide either pay-as-you-go or prepaid wireless services. Some of these competitors, such as Virgin Mobile USA, Boost Mobile and Tracfone, are non-facility based mobile virtual network operators (“MVNOs”) that contract with wireless network operators to provide a separately branded wireless service. We compete with both the national carriers, the prepaid, pay-as-you-go service providers and in some cases regional and local carriers. We believe that competition for subscribers among wireless communications providers is based mostly on price, service area, services and features, call quality and customer service. The wireline industry is also dominated by large incumbent carriers, such as AT&T, Verizon, and BellSouth.

Many of our wireless and wireline competitors’ resources are substantially greater and market shares are larger than ours, which may affect our ability to compete successfully. Additionally, many of our wireless competitors offer larger coverage areas or nationwide calling plans that do not require additional roaming charges, and the competitive pressures of the wireless communications industry have led them to offer service plans with growing bundles of minutes of use at lower per minute prices or price plans with unlimited nights and weekends. Our competitors’ plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. In addition, large national wireless carriers have been reluctant to enter into roaming agreements at attractive rates with smaller and regional carriers like us, which limits our ability to serve certain market segments. Moreover, the FCC is pursuing policies making additional spectrum for wireless services available in each of our markets, which may increase the number of our wireless competitors and enhance our wireless competitors’ ability to offer additional plans and services.

We also compete with companies using other communications technologies, including paging, digital two-way paging, enhanced specialized mobile radio, domestic and global mobile satellite service, and wireline telecommunications services. These technologies may have advantages over our technology that customers may ultimately find more attractive. Additionally, we may compete in the future with companies that offer new technologies and market other services we do not offer or may not be available with our network technology, from our vendors or with our spectrum. Some of our competitors do or may bundle these other services together with their wireless communications service, which customers may find more attractive. Energy companies, utility companies and cable operators are also expanding their services to offer telecommunications services.

Seasonality

Net customer additions are typically strongest in the first and fourth quarters of the year. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions.

Employees

As of December 31, 2004, we had 861 full-time employees. As of December 31, 2005, we had 1,242 full-time employees. We believe our relationship with our employees is good. None of our employees is covered by a collective bargaining agreement or represented by an employee union.

LEGISLATION AND GOVERNMENT REGULATIONS

The government regulates the wireless telecommunications industry extensively at both the federal level and, to varying degrees, at the state and local level. The Telecommunications Act of 1996 impacts many aspects of this regulation. Additionally, administrative rulemakings and judicial proceedings can affect such regulation and may be significant to us. In recent years, the regulation of the communications industry has been in a state of flux as Congress, the FCC, state legislatures and state regulators have passed laws and promulgated policies to foster greater competition in telecommunications markets.

Federal Regulation

Wireless telecommunications systems and services are subject to extensive federal regulation under the Communications Act of 1934, as amended (the “Communications Act”), and the implementing regulations thereunder adopted by the FCC. These regulations and associated policies govern, among other things, applications for and renewals of licenses to construct and operate wireless communications systems, ownership of wireless licenses and the transfer of control or assignment of such licenses, the ongoing technical, operational and service requirements under which wireless licensees must operate, the rates, terms and conditions of service, the protection and use of customer information, the provision of certain services, such as E-911, and the interconnection of communications networks.

General Licensing Requirements

The FCC awards certain PCS licenses for geographic service areas called Major Trading Areas (“MTAs”) and other broadband PCS licenses for Basic Trading Areas (“BTAs”) defined by Rand McNally & Company. Under this licensing plan, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. The FCC allocates 120 MHz of radio spectrum in the 1.9 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks, known as the A- and B-Blocks, licensed for each of the 51 MTAs, one 30 MHz block, known as the C-Block, licensed for each of the 493 BTAs, and three 10 MHz blocks, known as the D-, E- and F-Blocks, licensed for each of the 493 BTAs, for a total of more than 2,000 licenses. Each PCS license authorizes operation on one of six frequency blocks allocated for broadband PCS. However, licensees are given the flexibility to partition their service areas and to disaggregate their spectrum into smaller areas or spectrum blocks with the approval of the FCC.

The FCC sets construction benchmarks for broadband PCS licenses. All broadband PCS licensees, which originally were granted as 30 MHz licenses, must construct facilities with service covering one-third of their service area’s population within five years, and two-thirds of the population within ten years, of their initial license grant date. All broadband PCS licensees, which originally were granted as 10 MHz and 15 MHz licenses, must cover 25% of the service area within five years of their initial license grant date, or make a showing of substantial service. While the FCC has granted limited extensions to and waivers of these requirements, licensees failing to meet these coverage requirements may forfeit their license. Either the Company or the previous licensee for each of our broadband PCS licenses has satisfied the applicable five-year coverage requirement for our licenses.

The FCC generally grants broadband PCS licenses for ten-year terms that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications to renew our license for an additional ten-year term. The FCC may deny our PCS license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet specific past performance standards. To receive a renewal expectancy, we must show that we have provided substantial service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a mediocre service level only minimally warranting renewal. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing PCS licenses. If we do not receive a renewal expectancy, the FCC will accept competing applications for the license renewal period, subject to a comparative hearing, and may award the PCS license for the next term to another entity. The Company believes it is eligible for a renewal expectancy for our licenses but cannot be certain because the applicable FCC standards are not precisely defined.

The FCC may deny applications for PCS licenses, and in extreme cases revoke FCC licenses, if it finds an entity lacks the requisite qualifications to be a licensee. In making this determination, the FCC considers any adverse findings against the licensee or applicant in a judicial or administrative proceeding involving felonies, possession or sale of illegal drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. We believe there are no activities and no judicial or administrative proceedings involving us that would warrant such a finding by the FCC.

In 2005, the FCC allocated an additional 90 MHz of spectrum to be used for Advanced Wireless Services (“AWS”). Each AWS license authorizes operation on one of six frequency blocks. The FCC divided the 90 MHz of spectrum into two 10 MHz and one 20 MHz blocks licensed for each of 12 designated regional economic area groupings, one 10 MHz and one 20 MHz block licensed for each of 176 designated economic area licenses, and a 20 MHz block licensed for each of 734 designated metropolitan statistical area/rural service area basis. The economic areas are geographic areas defined by the Regional Economic Analysis Division of the Bureau of Economic Analysis, U.S. Department of Commerce. Regional economic areas are collections of economic areas. Metropolitan statistical areas and rural service areas are defined by the Office of Management and Budget and the FCC, respectively. The FCC has announced that it plans to auction off the AWS spectrum in a single multiple round auction presently scheduled to commence on June 29, 2006. The rules and procedures that will be utilized in this auction have been changed in certain respects from the procedures used in prior auctions. The change with the greatest potential impact on the Company is that, under certain circumstances, the FCC plans to withhold bidder identity information during the course of the auction. This means that the Company may be unable to accurately access the number and identity of competitors in a particular market on which it is bidding. At the conclusion of the auction, the Company could learn that it will be competing against other carriers targeting the same market demographic as the Company, or carriers with spectrum resources far in excess of those acquired by the Company. This could have a material adverse affect on the Company’s ability to develop the market if the Company (or an entity in which it has an investment) is the high bidder on a license granted as a result of the auction. The FCC also has made changes to the designated entity program for the auction which would prohibit the Company from replicating the agreement structure with Royal Street that it utilized in Auction No. 58 (See Legislation and Government Regulation – Ownership Restrictions).

Transfer and Assignment of PCS Licenses

The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. The Communications Act requires prior FCC approval for assignments or transfers of control of any license or construction permit, with limited exceptions. The Company has managed to secure the requisite approval of the FCC to a variety of assignment and transfer proposals without undue delay. Although we cannot assure you that the FCC will approve or act in a timely fashion on any of our future requests to approve assignments or transfer of control applications, we have no reason to believe the FCC will not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide PCS service, FCC disapproval of any such request would adversely affect our business plans.

The FCC allows broadband PCS licenses and service areas to be subdivided geographically or by bandwidth, with each divided license covering a smaller service area and/or less spectrum. Any such division is subject to FCC approval, which cannot be guaranteed. In addition, in May 2003, the FCC adopted a Report and Order to facilitate development of a secondary market for unused or underused wireless spectrum by imposing less restrictive standards on transferring and leasing of spectrum to third parties. These options provide us with a flexible alternative to obtain additional spectrum or dispose of excess spectrum, subject to FCC approval and applicable FCC conditions. These alternatives also allow our competitors to obtain additional spectrum or new competitors to enter our markets.

Ownership Restrictions

Before January 1, 2003, the FCC rules imposed a “spectrum cap” limiting the amount of CMRS spectrum an entity could hold in a major market to 55 MHz. The FCC now has eliminated the spectrum cap in favor of a case-by-case review of transactions raising spectrum concentration issues. Previously decided cases under the case-by-case approach indicate that the FCC will screen a transaction for competitive concerns if 70 MHz of spectrum in a single market is attributable to a party or affiliated group. By eliminating a hard cap in favor of a more flexible analysis, we believe the FCC’s changes will increase wireless operators’ ability to attract capital and make investments in other wireless operators. We also believe that these changes allow our competitors to make additional acquisitions of spectrum and further consolidate the industry.

The FCC rules initially established specific ownership requirements for PCS licenses obtained in the C- and F-Block auctions, which are known as the entrepreneur’s block auctions. We were subject to these requirements until recently because our licenses were obtained in the C-Block auction. The FCC’s rules for the C-Block auction where we acquired our licenses permitted entities to exclude the gross revenues and assets of non-attributable investors in determining eligibility as a DE and small business, so long as the licensee employed one of two control group structural options. We elected to meet the 25% control group structural option which required that, during the first ten years of the initial license term (which for us would have ended on January 27, 2007), a licensee have an established group of investors meeting the requirements for the entrepreneur block auctions, holding at least 50.1% of the voting interests of the licensee, possessing actual and legal control of both the control group and the licensee, and electing or appointing a majority of the licensee’s board of directors. In addition, those qualifying investors were required to hold a percentage of the equity. After the first three years of the license term (which for us ended January 27, 2000), the qualifying investors must collectively retain at least 10% of the licensee’s equity interests. The 10% equity interest could be held in the form of options, provided the options were exercisable at any time, solely at the holder’s discretion, at an exercise price less than or equal to the current market value of the underlying shares on the short-form auction application filing date or, for options issued later, the options’ issue date. Finally, under the 25% control group structural option, no investor or group of affiliated investors in the control group was permitted to hold over 25% of the licensee’s overall equity during the initial license term.

In August 2000, the FCC revised its control group requirements. The revised rules apply a control test that obligates the eligible very small business members of a DE licensee to maintain de facto (actual) and de jure (legal) control of the business. Because we had taken advantage of installment payments at the time we purchased the licenses in the C-Block option, we were still required to comply with the control group requirements. In May 2005, we paid off all of the outstanding FCC debt on all of the licenses we acquired in the C-Block auction. In addition, none of the license acquisitions made by us after the C-Block auction required that we qualify as a DE. As a consequence, upon repayment of the FCC debt, we were no longer subject to the FCC rules and regulations pertaining to unjust enrichment or installment financing. Based on this change of circumstances, we were no longer required to maintain our previous status as an eligible DE or to abide by the ownership restrictions applicable to DEs. In August 2005, we filed administrative updates with respect to all of our FCC licenses, which served to notify the FCC and all interested parties of this change of circumstances. Effective as of December 31, 2005, MetroPCS Communications’ Class A Common Stock was converted into Common Stock and the built-in control structures required to maintain our DE status were terminated.

Royal Street is a DE which must meet and continue to abide by the FCC’s DE requirements, including the revised control group requirements. The FCC rules provide that if a license is transferred to a non-eligible entity, or the DE ceases to be qualified, the licensee may lose all closed licenses which are not constructed and, for all open licenses, may be required to refund to the FCC a portion of the bidding credit received based on a five-year straight-line basis. Any closed licenses which are transferred prior to the five-year anniversary may also be subject to an unjust enrichment payment.

In April 2006, the FCC adopted a Second Report and Order and Second Further Notice of Proposed Rulemaking relating to its DE program (“DE Order”). First, the FCC found that an entity which enters into an impermissible material relationship will be ineligible for award of designed entity benefits and subject to unjust enrichment on a license-by-license basis. The FCC concluded that any arrangement whereby a DE leases or resells more than fifty percent of the capacity of its spectrum or network to third parties is an impermissible material relationship and will render the licensee ineligible for any DE benefits, including bidding credits, installment payments, and, as applicable, set-asides, and will subject the DE to unjust enrichment payments on a license-by-license basis. Second, the FCC further found that any entity which has a spectrum leasing or resale arrangement with an applicant for more than 25% of the applicant’s total spectrum capacity on a license-by-license basis will be considered to have an attributable interest in the applicant. Based on these revised rules, Royal Street will not be able to enter into the same relationship it currently has with the Company for any future FCC auctions and receive DE benefits, including bidding credits. In addition, Royal Street will not be able to acquire any licenses in the future, which were set-aside for DEs or for which bidding credits were received, and resell capacity to the Company on the same basis as the existing arrangements without making itself ineligible for DE benefits. The FCC, however, grand fathered otherwise impermissible material relationships for existing licenses which were entered into or filed with the FCC before the release date of the FCC order. Third, the FCC has revised DE unjust enrichment rules to provide that a licensee which seeks to assign, transfer of control of the license, enter into an otherwise impermissible material relationship, or otherwise loses its eligibility for a bidding credit for any reason, will be required to reimburse the FCC for any bidding credits received as follows. If the DE loses its eligibility or seeks to assign or transfer control of the license, the DE will have to reimburse the FCC for 100% of the bidding credit plus interest if it occurs within the first five years of the license term; 75% during the sixth and seventh year of the license term; 50% during the eighth and ninth of the license term; and 25% for the tenth year. In addition, to the extent that a DE enters into an impermissible material relationship, seeks to assign or transfer control of the license, or otherwise loses its eligibility for a bidding credit for any reason prior to the filing of the notification informing the FCC that the construction requirements applicable at the end of the license term have been met, the DE must reimburse the FCC for 100% of the bidding credit plus interest. This change to the DE Rules applies to already issued licenses, including those granted to Royal Street from Auction No. 58. Fourth, the FCC has adopted rules requiring the DE to seek approval for any event in which they are involved that might affect their ongoing eligibility, such as entry into an impermissible material relationship, even if the event would not have triggered a reporting requirement under the FCC’s existing rules and, in connection with this rule change, the FCC now requires DEs to file annual reports with the FCC listing and summarizing all agreements and arrangements that relate to eligibility for designated entity benefits. Fifth, the FCC indicated that it will step up its audit program of DEs and has stated that it will audit the eligibility of every designated entity that wins a license in the AWS auction at least once during the initial license term. Sixth, these changes will all be effective with respect to all applications filed with the FCC that occur after the effective date of the FCC’s revised rules, including the AWS auction scheduled to begin in June 2006.

Several interested parties (the “Petitioners”) have filed a Petition for Expedited Reconsideration and a Motion for Expedited Stay Pending Reconsideration or Judicial Review of the DE Order (the “Petitions”). The Petitions challenge the DE Order on both substantive and procedural grounds. Among other claims, the Petitions contest the FCC’s effort to apply the revised rules to applications for the AWS auction and to apply the revised unjust enrichment payment schedule to existing DE arrangements. In the Motion for Stay, the Petitioners request that the FCC also stay the effectiveness of the rule changes, and stay the commencement of the AWS auction which, at present is scheduled to commence on June 29, 2006 and all associated pre-AWS auction deadlines. The Petition indicates that, if the FCC does not grant the stay requested by May 8, 2006, the Petitioners intend to seek a court stay. The Company is unable at this time to predict the likely outcome of the Petitions and related court actions, and unable to predict the likely impact of these actions on the auction schedule. The Company also is unable to predict the likelihood that the litigation will result in any changes to the DE Order or to the DE program, and, if there are changes, whether or not any such changes will be beneficial or detrimental to the interests of the Company.

In connection with the changes to the DE rules, the FCC also adopted in April 2006 a Second Further Notice of Proposed Rulemaking seeking comment on whether additional restrictions should be adopted in its DE program relating to, among other things:

•	relationships between designated entities and other communications enterprises based on class of services, financial measures, or spectrum interests;

•	the need to include other agreements within the definition of impermissible material relationships; and

•	prohibiting entities or persons with net worth over a particular amount from being considered a DE.

There can be no assurance what additional changes to the DE program may be adopted as result of this rulemaking and whether these changes may be applied to the current arrangements between C9 Wireless, Royal Street, and the Company. If additional changes are made to the program and are applied to the current arrangements between Royal Street, C9 Wireless and the Company, it could have a material adverse effect on the Company and Royal Street’s operations and financial performance.

The Communications Act includes provisions authorizing the FCC to restrict ownership levels in us by foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country. The law permits indirect ownership of as much as 25% of our equity without the need for any action by the FCC. If the FCC determines it is in the best interest of the general public, the FCC may revoke licenses or require an ownership restructuring if our ownership exceeds the statutory 25% benchmark. However, the FCC generally permits additional indirect ownership in excess of the statutory 25% benchmark if that interest is held by an entity or entities from World Trade Organization member countries. For investors from countries that are not members of the World Trade Organization, the FCC determines if the home country extends reciprocal treatment, called “equivalent competitive opportunities,” to United States entities. If these opportunities do not exist, the FCC may not permit such foreign investment beyond the 25% benchmark. These restrictions could hurt our ability to attract additional equity financing. The Company has adopted internal procedures to assess the nature and extent of its foreign ownership, and we believe that the indirect ownership of our equity by foreign entities is below the benchmarks established by the Communications Act.

General Regulatory Obligations

The Communications Act and the FCC’s rules impose a number of requirements upon broadband PCS licensees. These requirements, summarized below, could increase our costs of doing business.

Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular, PCS and Enhanced Specialized Mobile Radio (“ESMR”) services. Under this regulatory structure, our wireless communications services are classified as Commercial Mobile Radio Services (“CMRS”). The FCC regulates providers of CMRS services as common carriers, which subjects us to many requirements under the Communications Act and FCC rules and regulations. The FCC, however, has exempted cellular and PCS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, which allows us to respond more quickly to competition in the marketplace. The 1993 federal legislation also preempted state rate and entry regulation of CMRS providers.

The FCC permits cellular, broadband PCS, paging and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service by CMRS licensees using wireless links to provide local telephone service. The extent of lawful state regulation of such wireless local loop service is undetermined. While we do not presently have a fixed service offering, our network can accommodate such a service. We continue to evaluate our service offerings, which may include a fixed service plan at some point in the future.

The spectrum allocated for broadband PCS previously was utilized by fixed microwave systems. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent microwave users could be reimbursed for relocating out of the band and the costs of relocation were shared by the PCS licensees benefiting from the relocation. Under the FCC regulations, DEs were able to pay microwave reimbursed clearing obligations through installment payments. MetroPCS incurred various microwave relocation obligations pursuant to this transition plan. The transition and cost sharing plans expired in April 2005, at which time remaining microwave incumbents in the PCS spectrum remained obligated to relocate to different spectrum but assumed responsibility for their costs to relocate to alternate spectrum. We have fulfilled all of the relocation obligations (and related payments) directly incurred in our PCS markets. As of December 31, 2004, we had ongoing obligations of approximately $4.0 million payable to other carriers under cost sharing plans for microwave relocation in our markets. As a result of the offer to purchase made by Madison Dearborn Capital Partners IV, L.P. (“Madison Dearborn”) and certain affiliates of TA Associates, Inc. (“TA Associates”) in 2005, we ceased being a DE and are in the process of paying off all remaining microwave clearing obligations to other carriers.

We are obligated to pay certain annual regulatory fees and assessments to support FCC wireless industry regulation, as well as fees supporting federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for the hearing-impaired and application filing fees.

The FCC requires CMRS providers to implement basic and enhanced 911 (“E-911”) services. Our obligation to implement these services is incurred in stages on a market-by-market basis as local emergency service providers request E-911 services. These services allow state and local emergency service providers to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. The FCC also has rules that require the Company, which employs a handset-based location technology, to ensure that specified percentages of the handsets in service on the system be location capable. In June 2002, the FCC extended the deadlines for meeting some of these requirements, specifically Phase II capabilities allowing emergency service providers to obtain the 911 caller’s geographic location, until March 1, 2003 at the earliest (the actual date for implementing this capability in any given locale will be based on the readiness of public safety agencies to participate in E-911 services). We have constructed facilities to implement these capabilities in markets where we have had requests and are in the process of constructing facilities in the markets we have recently launched. As of December 31, 2005, 95% of the Company’s handsets were required to be location-capable and we have met this requirement. Failure to comply with the FCC’s E-911 requirements could subject us to significant penalties. The extent to which we must deploy E-911 services affects our capital spending obligations. In 1999 the FCC amended its rules to no longer require compensation by the state to carriers for E-911 costs and to expand the circumstances under which wireless carriers may be required to offer E-911 services to the public safety agencies. States in which we do business may limit or eliminate our ability to recover our E-911 costs. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a similar level to wireline carriers in our markets.

Federal law requires PCS carriers to provide law enforcement agencies with support for lawful wiretaps. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. Complying with these E-911 and law enforcement wiretap requirements may require systems upgrades creating additional capital obligations for us and additional personnel, a process which may cost us additional expense which we may not be able to recover.

Because the availability of telephone numbers is dwindling, the FCC has adopted number pooling rules that govern how telephone numbers are generally allocated. Number pooling is mandatory inside the wireline rate centers where we have drawn numbers and that are located in counties included in the top 100 metropolitan statistical areas (“MSAs”) as defined by FCC rules. We have implemented number pooling and support pooled number roaming in all of our markets which are included in the top 100 MSAs. The FCC has also authorized states to start limited numbering administration to supplement federal requirements and some of the states where we provide service have been authorized by the FCC to start limiting numbering administration.

In addition, the FCC has ordered all carriers, including wireless carriers, to provide telephone number portability enabling subscribers to keep their telephone numbers when they change telecommunications carriers, whether wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under these local number portability rules, a CMRS carrier located in one of the top 100 MSAs must have the technology in place to allow its customers to keep their telephone numbers when they switch to a new carrier. Outside of the top 100 MSAs, CMRS carriers receiving a request to allow end users to keep their telephone numbers must be capable of doing so within six months of the request or within six months of November 24, 2003, whichever is later. In addition, all CMRS carriers are required to support nationwide roaming for customers retaining their numbers. We currently support number portability in all of our markets.

FCC rules provide that all local exchange carriers must enter into mutual compensation arrangements with CMRS carriers for the exchange of local traffic, under which each carrier compensates the other for terminated local traffic originating on the compensating carrier’s network. Local traffic is defined for purposes of the reciprocal compensation arrangement between local exchange carriers and CMRS carriers as intra-MTA traffic, and thus the FCC’s reciprocal compensation rules apply to any local traffic originated by a CMRS carrier and terminated by a local exchange carrier within the same MTA and vice versa, even if such traffic is inter-exchange. While these rules provide that local exchange carriers may not charge CMRS carriers for facilities used by CMRS carriers to terminate local exchange carriers’ traffic, local exchange carriers may charge CMRS carriers for facilities used for transit purposes to carry CMRS carrier traffic to a third carrier. FCC rules also provide that, on the CMRS carrier’s request, incumbent local exchange carriers must exchange local traffic with CMRS carriers at rates based on the FCC’s costing rules; rates are set by state public utility commissions applying the FCC’s rules. The rules governing CMRS interconnection are under review by the FCC in a rulemaking proceeding, and the Company cannot be certain whether or not there will be material changes in the applicable rules, and if there are changes, whether they will be beneficial or detrimental to the Company.

Before 2005, some local exchange carriers claimed a right under existing FCC rules to impose unilateral charges on CMRS carriers for the termination of CMRS carriers’ traffic on the local exchange carrier’s network, often at above-cost rates. In 2005, the FCC issued a Report and Order holding that, on a going forward basis, no local exchange carrier was permitted to charge unilateral tariffed rates for the termination of a CMRS carrier’s traffic. This Report and Order imposed on CMRS carriers an obligation to engage in voluntary negotiation and arbitration with incumbent local exchange carriers similar to those imposed on the incumbent local exchange carriers pursuant to Section 252 of the Communications Act. Further, the FCC found that its prior rules did not preclude incumbent local exchange carriers from imposing unilateral charges pursuant to tariff for the period prior to the effective date of the Report and Order. Finally, the Report and Order found that, once an incumbent local exchange carrier requested negotiation of an interconnection arrangement, both carriers are obligated to begin paying the FCC’s default rates for all traffic exchanged after the request for negotiation. Several CMRS carriers and incumbent local exchange carriers have appealed the Report and Order and the Company has sought clarification on certain aspects of the Report and Order. In the meantime, a number of local exchange carriers and incumbent local exchange carriers have demanded that the Company pay bills for traffic exchanged in the past and the Company is evaluating those demands. The Company may pay some portion of these amounts, which may be material. Also, a number of local exchange carriers have requested that the Company enter into negotiations for interconnection agreements and the Company, as a result of such negotiations may, be obligated to pay amounts to settle prior claims and on a going forward basis, and such amounts may be material. Also, other local exchange companies have threatened to sue the Company if agreements governing termination compensation are not reached, and one company has asked the FCC to mediate a dispute over terminating compensation with the Company. We have generally been successful in negotiating arrangements with carriers with whom we exchange traffic; however, our business could be adversely affected if the rates some carriers charge us for terminating our customers’ traffic ultimately prove to be higher than anticipated.

The FCC has adopted rules requiring interstate communications carriers, including PCS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund (“USF”) that reimburses communications carriers providing basic communications services to users receiving services at subsidized rates. We have made these FCC-required payments. The FCC recently started a rulemaking proceeding to solicit public comment on ways of reforming both how it assesses carrier USF contributions and how carriers may recover their costs from customers and some of the proposals may cause the amount of USF contributions required from us and our customer to increase. Effective April 1, 2003, the FCC prospectively forbade carriers from recovering administrative costs related to administering the required universal service assessments from customers as USF charges. The FCC’s rules require carriers’ USF recovery charges to customers not exceed the assessment rate the carrier pays times the proportion of interstate telecommunications revenue on the bill. We are currently in compliance with these new requirements.

Wireless carriers may be designated as Eligible Telecommunications Carriers (“ETCs”) and may receive universal service support for providing service to customers using wireless service in high cost areas. Other wireless carriers operating in states where we operate have obtained or applied for ETC status. Such other carriers’ receipt of universal service support funds may affect our competitive status in a particular market by allowing our competitors to offer service at a lower rate. We may decide in the future to apply for this designation in certain qualifying high cost areas where we provide wireless services. If we are approved, these payments would be an additional revenue source that we could use to support the services we provide in high cost areas.

PCS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules requiring unblocked access through carrier identification codes or 800/888 numbers to long distance carriers so PCS customers are not denied access to their chosen long distance carrier, if the FCC determines the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.

FCC rules also impose restrictions on a telecommunications carrier’s use of Customer Proprietary Network Information (“CPNI”), without prior customer approval, including restrictions on the use of information related to a customer’s location. The FCC recently began an investigation into whether CMRS carriers are properly protecting the CPNI of their customers against unauthorized disclosure to third parties. In February 2006, the FCC requested that all CMRS carriers provide a certificate from an officer of the CMRS carrier based on personal knowledge that the CMRS carrier was in compliance with all CPNI rules. The Company has provided such a certificate. The FCC also has proposed substantial fines for two carriers for their failure to comply with the FCC’s CPNI rules. We believe that our current practices are consistent with existing FCC rules on CPNI, and do not foresee new costs or limitations on our existing practices as a result of FCC rules in that area. However, in February 2006, the FCC also adopted a notice of proposed rulemaking seeking comment on a variety of issues related to customer privacy, including what additional security measures may be warranted to protect a customer’s CPNI. Congress and state legislators are also in the process of enacting legislation which may impact the Company’s obligations to use and protect CPNI. The FCC’s proposed rules, if adopted or modified, and the pending legislation, if enacted, may require the Company to change how it protects its customer’s CPNI and could require the Company to incur additional costs, which costs may be material.

Telecommunications carriers are required to make their services accessible to persons with disabilities. These FCC rules generally require service providers to offer equipment and services accessible to and usable by persons with disabilities, if readily achievable, and to comply with FCC-mandated complaint/grievance procedures. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While these rules principally focus on the manufacturer of the equipment, we could have costly new requirements imposed on us and, if found to have violated the rules, be subject to fines, which fines could be material. As a related matter, on July 10, 2003, the FCC issued an order requiring digital wireless phone manufacturers and wireless service providers (including us) to take steps ensuring the availability of hearing aid compatible digital wireless phones, which may increase our costs for handsets we sell.

The FCC has determined that long distance or interexchange service offerings from CMRS providers are subject to Communications Act rate averaging and rate integration requirements. Rate averaging requires us to average our intrastate long distance CMRS rates between rural and high cost areas and urban areas. The FCC has delayed implementation of rate integration requirements for wide area rate plans pending further reconsideration of its rules, and has also delayed a requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia Circuit, and are subject to further consideration by the FCC. There is a pending proceeding for the FCC to determine how integration requirements apply to CMRS offerings, including single rate plans. Our pricing flexibility is reduced to the extent we offer services subject to these requirements, and we cannot assure you that the FCC will decline imposing these requirements on us.

Antenna structures used by us and other wireless providers are subject to FCC rules implementing the National Environmental Policy Act and the National Historic Preservation Act. Under these rules, construction cannot begin on any structure that may significantly affect the human environment or that may affect historic properties until the wireless provider has filed an environmental assessment with and obtained approval from the FCC. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC determines that additional information is required or if community opposition arises. In addition, several environmental groups have unsuccessfully requested changes to the FCC’s environmental processing rules, challenged specific environmental assessments as failing statutory requirements and sought to have the FCC conduct a comprehensive assessment of antenna tower construction environmental effects. The FCC also is considering the impact that communications facilities, including wireless towers and antennas, may have on migratory birds. In August of 2003, the FCC initiated a rulemaking proceeding seeking information on whether rule changes should be adopted to reduce the risk of migratory bird collisions with commercial towers. In the meantime, there are a variety of federal and state court actions in which citizen and environmental groups have sought to deny tower approvals based upon potential adverse impacts to migratory birds. The results of these FCC and court proceedings could have an impact on the Company’s efforts to secure access to particular towers, or the costs of access.

The FCC historically has required that CMRS providers permit customers of other carriers to roam “manually” on their networks, for example, by supplying a credit card number, provided that the roaming customer’s handset is technically capable of accessing the roamed-on network. The FCC recently initiated a notice of proposed rulemaking seeking comments on whether automatic roaming services are considered common carrier services, whether CMRS carriers have an obligation to offer automatic roaming services to other carriers, whether carriers have an obligation to provide non-voice roaming services, and what rates a carrier may charge for roaming services. The FCC previously initiated roaming proceedings on similar issues but failed to resolve these issues. Roaming rights are important to our Company because we have a limited service area and must rely on other carriers in order to offer roaming outside our existing service areas. The Company has commented in this proceeding in support of an FCC rule requiring carriers to honor requests for automatic roaming at reasonable, non-discriminatory rates. If the FCC decides not to require automatic roaming at reasonable non-discriminatory rates, or limits roaming to voice services only, we may have difficulty attracting and retaining certain groups of customers which could have an adverse impact on our business.

In September of 2004, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking and adopted several measures designed to increase carrier flexibility, reduce regulatory costs and to promote access to capital and spectrum for entities seeking to provide or improve wireless service to rural areas, including the relaxation of the FCC rule that prohibited a carrier from having any interest in both the Block A and Block B cellular licenses in a common market. These rule changes create potential opportunities for the Company if it seeks to extend its service to rural markets, but also could benefit the Company’s competitors.

State, Local and Other Regulation

The Communications Act preempts state or local regulation of market entry or rates charged by any CMRS provider, which includes cellular telephone service and PCS providers. As a result, we are free to establish rates and offer new products and services with minimum state regulation. The states where we operate maintain additional oversight jurisdiction, primarily focusing upon consumer protection issues and resolution of customer complaints. However, states may continue regulating “other terms and conditions” of wireless service, and several state authorities have initiated actions or investigations of various wireless carrier practices. The outcome of these proceedings is uncertain and could require us to change our marketing practices, ultimately increasing state regulatory authority over the wireless industry. State and local governments also may manage public rights of way and can require fair and reasonable compensation from telecommunications carriers, including PCS providers, for the use of such rights of any, so long as the government publicly discloses such compensation.

The California Public Utilities Commission (“CPUC”) recently adopted consumer protection rules replacing an earlier consumer bill of rights. The new consumer bill of rights applies to “telecommunications services” subject to the CPUC’s jurisdiction — they do not replace and only supplement existing requirements that carriers have under federal and state law, tariffs, other orders and decisions of the FCC or the CPUC, and FCC requirements The consumer bill of rights establishes seven rights (freedom of choice, disclosure, privacy, public participation and enforcement, accurate bills and dispute resolution, nondiscrimination, and public safety) and also includes rules on CPUC staff requests for information; worker identification; E911 access; slamming rules (e.g., change of a subscriber’s telecommunications service without authorization) with some modifications to existing slamming rules; and new cramming rules (e.g., placement of unauthorized charges on a telecommunications bill) that apply to all charges on a telephone bill (and eliminates the interim opt-in rules for non-communications relating services). The cramming rules generally reiterate requirements that already exist under the law with some additions. The consumer bill of rights does not create a private right of action or liability that would not exist absent the rules. We will need to comply with this consumer bill of rights by the end of the third quarter of 2006. We are currently reviewing the consumer bill of rights to determine what, if any, actions and changes to the Company’s current marketing and sales practices would need to be changed to comply with it. We cannot give any assurance that the consumer bill of rights will not cause the Company to spend additional funds and complicate its marketing and sales programs which may have a material impact on its operations in California.

The location and construction of PCS antennas, base stations and towers are subject to FCC and Federal Aviation Administration regulations, federal, state and local environmental regulation, and state and local zoning, land use and other regulation. Before we can put a system into commercial operation, we or the tower owner in the case of some leased sites must obtain all necessary zoning and building permit approvals for the cell site and microwave tower locations. The time needed to obtain necessary zoning approvals and state permits varies from market to market and state to state. Variations also exist in local zoning processes. Further, certain municipalities impose additional restrictions and limitations on the placement of wireless facilities which may impede our ability to provide service in that area. In 2002, the Board of Supervisors for the City and County of San Francisco (the “City”) denied certain applications to construct three sites in the City and County of San Francisco. The City of San Francisco claimed that additional facilities were not necessary because adequate services are available from other wireless carriers. In July 2002, we filed suit against the City and its Board of Supervisors based on their denial of our applications. The trial was conducted in late March 2006 and early April 2006. We cannot give any assurance as to the outcome of this proceeding which may impact our ability to implement certain planned improvements in our San Francisco market. Additionally, any proposed site must comply with the FCC’s environmental rules. Failure to obtain necessary zoning approvals or state permits, or environmental rules making construction impossible or infeasible on a particular site, might adversely affect our network design, increase our network design costs, reduce the service provided to our customers, and affect our ability to attract and retain customers.

We cannot assure you that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.

Future Regulation

From time to time, federal or state legislators propose legislation and federal or state regulators propose regulations that could affect us, either beneficially or adversely. We cannot assure you that federal or state governments will not enact legislation or that the FCC or other federal or state regulator will not adopt regulations or take other action that might adversely affect us. Changes such as the FCC allocating additional radio spectrum for services competing with our business or granting existing licensees of other services flexibility to offer mobile wireless services could adversely affect our operating results.

Item 1A.	Risk Factors

Risks Related to Our Business

Our business strategy is relatively new and unproven and may not succeed in the long term.

A major element of our business strategy is to offer consumers a service that allows them to make unlimited local and/or long distance calls from within a local calling area, depending on the service plan selected, and to receive unlimited calls from any area for a flat monthly rate without entering into a long-term service contract. This is a relatively new approach to marketing wireless services and it may not prove to be successful in the long term. From time to time, we evaluate our service offerings and the demands of our target customers and may amend, change or adjust our service offerings or trial new service offerings as a result. No assurance can be made that these service offerings will be successful or prove to be profitable.

We have limited operating history and our recent performance may not be indicative of our future results.

We began offering service in the first quarter of 2002, and we had no revenues before that time. Consequently, we have a limited operating and financial history upon which to evaluate our financial performance, business plan execution and ability to succeed in the future. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies competing in rapidly evolving markets. If we are unable to execute our plans and grow our business, our financial results would be adversely affected.

We have identified material weaknesses in our internal control over financial reporting, and our business may be adversely affected if we do not remediate these material weaknesses, or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

In connection with their evaluation of our disclosure controls and procedures, our chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that certain material weaknesses in our internal control over financial reporting existed as of December 31, 2004. The material weaknesses related to deficiencies in our information technology and accounting control environments, insufficient “tone at the top,” deficiencies in our accounting for income taxes, and a lack of automation in our revenue reporting process. As more fully described in Note 2 to our consolidated financial statements included in this report, our management and audit committee concluded that the Company’s previously reported consolidated financial statements for the years ended December 31, 2002 and 2003 should be restated to correct accounting errors resulting from these material weaknesses. We have identified, developed and implemented a number of measures to strengthen our internal control over financial reporting and address the material weaknesses that we identified (See Item 9A. Controls and Procedures contained in this report). The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

We face intense competition from other wireless and wireline communications providers.

We compete directly in each of our markets with (i) other facilities-based wireless providers, such as Verizon Wireless, Cingular Wireless, Sprint Nextel, and T-Mobile, (ii) non-facilities based MVNOs, such as Virgin Mobile USA and Boost, and (iii) wireline providers, such as AT&T, Verizon and BellSouth, as a mobile alternative to traditional landline service. Many of our competitors are, or are affiliated with, major communications companies that have substantially greater financial, technical and marketing resources than we have (including spectrum holdings) and larger market share than we have, which may affect our ability to compete successfully. These competitors often have greater name recognition and established relationships with a larger base of current and potential customers and, accordingly, we may not be able to compete successfully. We expect that increased competition will result in more competitive pricing. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors. The competitive pressures of the wireless communications industry have caused, and may continue to cause, other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly lower prices and rate plans with unlimited nights and weekends. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer base. In addition, the auction and licensing of new spectrum, including the AWS spectrum, may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services we may not be able to offer in our PCS spectrum. Furthermore, the FCC may pursue policies designed to make available additional spectrum for the provision of wireless services in each of its markets, which may increase the number of wireless competitors and enhance the ability of our wireless competitors to offer additional plans and services.

Many of the wireless carriers against which we compete have service area footprints substantially larger than our footprint. In addition, certain of our competitors are able to offer their customers roaming services over larger geographic areas and at rates lower than the rates we can offer. Our ability to replicate these roaming service offerings at rates which will make or allow us to be competitive is uncertain at this time.

Certain carriers we compete against are multi-faceted telecommunications service providers which, in addition to providing wireless services, are affiliated with companies that provide local wireline, long distance, media and/or other services. These carriers are capable of bundling their wireless services with other telecommunications services in a package of services that the Company may not be able to duplicate at competitive prices.

We also compete with companies that use other communications technologies, including paging and digital two-way paging, enhanced specialized mobile radio and domestic and global mobile satellite service. These technologies may have certain advantages over the technology we use and may ultimately be more attractive to customers. We may compete in the future with companies that offer new technologies and market other services that we do not offer or may not be able to offer. Some of our competitors do or may offer these other services together with their wireless communications service, which may make their services more attractive to customers. In addition, energy companies, utility companies and cable operators are expanding their services to offer communications services.

In addition, we compete with companies that take advantage of the unlicensed spectrum that the FCC is increasingly allocating for use. Certain technical standards are being prepared, including Wi-Max, which may allow carriers to offer services competitive with ours in the unlicensed spectrum. The users of this unlicensed spectrum are not subject to the same regulatory requirements as us and, therefore, may have certain advantages over us. Nonetheless, we, unlike the users of the unlicensed spectrum, have exclusive use of our licensed spectrum, and, therefore, maintain certain other advantages over the unlicensed spectrum users.

If we experience a higher rate of customer turnover than forecasted, our costs could increase and our revenues could decline, which would reduce our profits.

Our average monthly rate of customer turnover, or churn, for the year ended December 31, 2004 was approximately 4.92%, an increase over our average monthly churn rate for the year ended December 31, 2003 of 4.63%. A higher rate of churn could reduce our revenues and increase our marketing costs to attract the replacement customers required to sustain our business plan, which could reduce our profit margin. In addition, we may not be able to replace customers who leave our service profitably or at all. Many wireless service providers have historically experienced a high rate of customer turnover. Our rate of customer turnover may be affected by several factors, including the following:

•	network coverage;

•	reliability issues, such as dropped and blocked calls;

•	handset problems;

•	the inability of our customers to cost-effectively roam onto other wireless networks;

•	affordability;

•	lack of competitive nationwide roaming;

•	customer care concerns;

•	wireless number portability requirements that allow customers to keep their wireless phone number when switching between service providers; and

•	competitive offers by third parties.

Unlike many of our competitors, we do not require our customers to enter into long-term contracts. As a result, our customers retain the right to cancel their service at any time without penalty, and we expect our churn rate to be higher than other wireless carriers. In addition, customers could elect to switch to another carrier that has service offerings dependent on newer network technology. We cannot assure you that our strategies to address customer turnover will be successful. If we experience a high rate of wireless customer turnover or seek to prevent significant customer turnover or fail to replace lost customers, our revenues could decline and our costs could increase which could have a material adverse effect on our business, financial condition and operating results.

The wireless industry is experiencing rapid technological change, and we may lose customers if we fail to keep up with these changes.

The wireless telecommunications industry is experiencing significant technological change. We believe our continued success will depend, in part, on our ability to anticipate or adapt to technological changes and to offer, on a timely basis, services that meet customer demands. We cannot assure you that we will obtain access to new technology on a timely basis or on satisfactory terms, which could have a material adverse effect on our business, financial condition and operating results. For us to keep pace with these technological changes and remain competitive, we must continue to make significant capital expenditures to our integrated communications system. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings.

The wireless telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•	rapid development and introduction of new technologies and services, such as Voice-Over-Internet Protocol (“VoIP”), push-to-talk services (“push-to-talk”), location based services such as GPS mapping technology and high speed data services, including streaming video, mobile gaming and other applications;

•	substantial regulatory change due to the continuing implementation of the Telecommunications Act of 1996, which amended the Communications Act, and included changes designed to stimulate competition for both local and long distance telecommunications services;

•	increased competition within established markets from current and new market entrants that may provide competing or alternative services;

•	an increase in mergers and strategic alliances that allow one telecommunications provider to offer increased services, access to wider geographic markets, or increasing bundles of services; and

•	the blurring of traditional dividing lines between, and the bundling of, different services, such as local telephone, long distance, wireless, video, data and internet services.

We expect competition to intensify as a result of new competitors and the development of new technologies, products and services. For instance, we currently do not offer many high speed data applications offered by our competitors who have upgraded to EV-DO technology. In addition, “push-to-talk” is becoming increasingly popular as it allows subscribers to save time on dialing or connecting to a network and some of the companies that compete with us in our wireless markets offer “push-to-talk.” We do not offer our customers a “push-to-talk” service. As demand for this service continues to grow, and if we do not offer the technology, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business. In addition, other service providers have announced plans to develop a Wi-Fi or Wi-Max enabled handset. Such a handset would permit subscribers to communicate using voice and data services with their handset using VoIP technology in any area equipped with a wireless internet connection, or hot spot, potentially allowing more carriers to offer larger bundles of minutes at the same prices. The number of hot spots in the U.S. is growing rapidly, with some major cities and urban areas being covered entirely. The availability of VoIP or another alternative technology to our competitor’s subscribers could increase their ability to offer competing rate plans, which would have an adverse effect on our ability to attract and retain customers.

Many of our competitors have brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities could lead to price reductions, loss of customers, reduced operating margins and/or loss of market share.

Royal Street faces risks relating to build-out and successful launch of the Los Angeles and Orlando-Jacksonville markets and its network capacities in these new markets and our network capacities in Dallas and Detroit, may be insufficient to meet customer demand.

The Los Angeles market is the second largest BTA in the United States with over 17 million POPs and covers over 44,000 square miles. The Dallas and Detroit markets are the 5th and 10th largest BTAs in the United States, respectively. The Orlando and Jacksonville markets are the 33rd and the 45th largest BTAs in the United States, respectively. Royal Street and the Company have invested and expect to continue to invest a significant amount of capital to build systems that will adequately cover these markets and will incur operating losses in each of these markets for an undetermined period of time. In addition, Royal Street and the Company have a license for only 10 MHz of spectrum in each of these markets, which is significantly less than most of the wireless carriers with whom the Company and Royal Street compete. This limited spectrum may require Royal Street and us to secure more cell sites to provide equivalent service (including data services based on EV-DO technology) compared to Royal Street’s and our competitors or to deploy more expensive network equipment, such as six-sector antennas and EV-DO Revision A, sooner than Royal Street’s and our competitors. Royal Street’s and our limited spectrum may also limit Royal Street’s and our ability to support our growth plans without additional technology improvements and/or spectrum, and may make Royal Street and us more reliant on technology advances than its competitors. There is no guarantee Royal Street and the Company can secure adequate tower sites or additional spectrum, or that expected technology improvements will be available to support Royal Street’s and our business requirements or that the cost of such technology improvements will allow Royal Street and us to remain competitive with other carriers. Competitive carriers in these markets also may take steps prior to Royal Street and us launching service to try to attract Royal Street’s and our target customers. There is also no guarantee that the operations in the Royal Street metropolitan areas which are based on a wholesale model will be profitable.

Most national wireless carriers have greater spectrum capacity than the Company which can be used to support third generation (3G) data services. These national wireless carriers are investing substantial sums of capital to deploy the necessary capital equipment to deliver 3G enhanced services. We and Royal Street have access to less spectrum capacity than competitive carriers in most of our and Royal Street’s markets. While the Company and Royal Street believe their spectrum is adequate to meet consumer demand, such limited spectrum may make it difficult for us and Royal Street to simultaneously support our core voice services and 3G data services. In addition, Royal Street and the Company may have to invest additional capital and/or acquire additional PCS or AWS spectrum to support the delivery of 3G services. There is no guarantee that Royal Street or the Company will be able to provide 3G services on existing spectrum, or will have access to either the spectrum or capital, necessary to provide competitive 3G services in our metropolitan areas. Moreover, Royal Street’s and our deployment of 3G Services requires technology improvements which may not occur or the cost of which may make Royal Street and us uncompetitive.

We are dependent on certain network technology improvements which may not occur.

We believe that our spectrum is adequate to serve our customers in markets in which we have access to only 10 MHz of spectrum because of certain network technology improvements, such as six-sector cell site technology, EV-DO Revision A, and intelligent antennas, all of which we believe will become available in the next several years. We have deployed six-sector technology and while the results have shown material capacity improvements over existing three-sector cell site technology there can be no assurance that such improvements will actually occur when such technology is more widely deployed throughout a market. Further, there can be no assurance (i) the additional network technology improvements will be developed by Lucent Technologies Inc. (“Lucent”), our existing infrastructure provider, (ii) that such improvements will be delivered when needed, (iii) that the prices for such improvements will be cost-effective, or (iv) that the network technology improvements will deliver our projected network efficiency improvements. If our projected network technology improvements are not achieved, we and Royal Street may not have adequate spectrum in certain markets, may not be able to grow our customer base, may not achieve additional economies of scale, and may have to purchase additional spectrum at a potentially material cost. If Lucent does not supply such improvements and other network equipment manufacturers are able to develop such technology, we may be at a material competitive disadvantage to our competitors and we may be required to change network infrastructure vendors, the cost of which could be material.

Substantially all of network infrastructure equipment is manufactured or provided by a single infrastructure vendor and any failure by that vendor could result in a material adverse effect on us.

We have entered into a general purchase agreement with an initial term of three years, effective as of June 6, 2005, with Lucent, as our network infrastructure supplier of PCS CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services. The agreement provides for both exclusive and non-exclusive pricing and the agreement may be renewed at our option on an annual basis for three additional years after the initial three year term concludes. Substantially all of our network infrastructure equipment is manufactured or provided by Lucent. A substantial portion of the equipment manufactured or provided by Lucent is proprietary which means that equipment and software from other manufacturers may not work with Lucent’s equipment and software, or may require the expenditure of additional capital, which may be material. If Lucent ceases to develop new products or support existing equipment and software, we may be required to spend significant amounts of money to replace such equipment and software, may not be able to offer new products or service, or may not be able to compete effectively in our markets. If we fail to continue purchasing exclusively from Lucent, we may have to pay certain liquidated damages based on the difference in prices between exclusive and non-exclusive prices, which may be material to us.

Lucent announced on April 2, 2006 that it has entered into a definitive merger agreement with Alcatel. There can be no assurance that the merger will be completed, that activities related to the merger will not distract management of Lucent, or that the combined entity will continue to produce and support the products and services that the Company currently purchases from Lucent. In addition, the combined entity may delay or cease developing or supplying products or services necessary to the Company’s business. If Lucent or the combined company delays or ceases to produce products or services necessary to the Company’s business and the Company is unable to secure replacement products and services, the Company’s business could be materially adversely affected.

Lucent currently manufactures some of the products we purchase in Canada. Lucent has indicated that it is considering moving the manufacturing of some of those products to Mexico. To the extent that products are manufactured outside the current facilities, we may experience delays in receiving products from Lucent and the quality of the products may suffer. These delays and quality problems could cause us to experience problems in increasing capacity of our existing systems, expanding our service areas, and the construction of new markets. If these delays or quality problems occur, they could have a material adverse effect on our ability to meet our business plan and our business operations and finances may be materially adversely affected.

Our ability to acquire additional spectrum in the future at a reasonable cost is uncertain.

Because we offer unlimited calling services for a fixed fee, our customers tend, on average, to use more minutes of service than the customers of other wireless carriers, and we believe the average number of minutes our customers use may continue to rise. We intend to meet this demand by utilizing spectrum-efficient state-of-the-art technologies. In the future, we may need to acquire additional spectrum in order to maintain our grade of service and to meet increasing customer demands. However, we cannot be sure that additional spectrum will be made available by the FCC on a timely basis or at a reasonable cost.

Our inability to manage our planned growth could increase our costs and adversely affect our level of service.

We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience substantial growth in the future. The management of rapid growth will require, among other things, continued development of our financial and management controls and management information systems. Historically, we have failed to adequately implement financial controls and management systems. We publicly acknowledged deficiencies in our financial reporting as early as August of 2004, and controls and systems designed to address these deficiencies are not yet fully implemented (See Item 9A contained in this report). The costs of implementing these controls and systems will materially affect the near-term financial results of the business and the lack of these controls and systems may materially adversely affect our ability to access the capital markets.

Our expected growth will also require stringent control of costs, diligent management of our network infrastructure and our growth, increased capital requirements associated with marketing activities, the ability to attract and retain qualified management, technical and sales personnel and the training and management of new personnel. Our growth will challenge the capacity and abilities of existing employees and future employees at all levels of our business. Failure to successfully manage our expected growth and development could have a material adverse effect on our business, increase our costs and adversely affect our level of service. Additionally, the costs of acquiring new customers could affect our near-term profitability adversely.

A significant portion of our revenue is derived from geographic areas susceptible to natural disasters.

Our markets in California and Florida contribute a substantial amount of revenue, operating cash flows, and net income to the operations of our Company. These same states, however, have a history of natural disasters which may adversely affect our operations in those states. The severity and frequency of certain of these natural disasters, such as hurricanes, are projected to increase over the next several years. These events may cause our networks to cease operating for a substantial period of time while we reconstruct the networks and our competitors may be less affected by such natural disasters. If our networks cease operating for any substantial period of time, we may lose revenue and customers, and may have difficulty attracting new customers in the future, which could materially adversely affect our operations. Although we have business interruption insurance, we cannot provide any assurance that the insurance will cover all losses that we experience as a result of a natural disaster or that the insurance carrier will be solvent.

Our indebtedness could affect our financial health adversely.

As of December 31, 2005 we had $900 million of outstanding indebtedness under two secured credit facilities, which could have important consequences. For example, our indebtedness could adversely affect our financial health and future operations by, including other things:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thus reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds;

•	exposing us to risks inherent in interest rate fluctuations because some of our current credit facilities have variable interest rates, which could result in higher interest expense in the event of increases in interest rates; and

•	limiting our ability to build out and operate wireless and wireline networks.

In addition, the credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts and require us to allocate our financial resources to repay such debts or cause us to be unable to repay such debts if enough resources are not allocated or available.

The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our operating activities are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. Our credit facilities limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of our securities, limit our ability to make capital expenditures and our ability to repay our obligations under our indebtedness.

Despite current indebtedness levels, we will be able to incur substantially more debt. This could further exacerbate the risks associated with our leverage.

We are able to incur substantial additional indebtedness in the future under our existing credit facilities. The terms of our credit facilities do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. To the extent that we are unable to meet our business plans and are required to borrow additional monies, we may not be able to do so, or may not be able to do so on terms favorable to us.

In order to allow us to participate in the upcoming AWS auctions, we anticipate that we will need to incur substantial additional indebtedness. There is no assurance that we will be able to borrow the necessary monies on terms that are favorable to us.

Our success depends on our ability to attract and retain qualified management and other personnel.

Our business is managed by a small number of key executive officers. The loss of one or more of these persons could disrupt our ability to react quickly to business developments and changes in market conditions, which could reduce profits. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified executive, technical and management personnel. Only one of our key executives has an employment contract, so any of our other key executive officers may leave at any time subject to forfeiture of any unvested stock options. We believe competition for highly qualified management, technical and sales personnel is intense, and there can be no assurance that we will retain our key management, technical and sales employees or that we will be successful in attracting, assimilating or retaining other highly qualified management, technical and sales personnel in the future sufficient to support our continued growth. We have occasionally experienced difficulty in recruiting qualified personnel and there can be no assurance that we will not experience such difficulties in the future. Our inability to attract or retain highly qualified executive, technical and management personnel could materially and adversely affect our operations.

We rely on third-party suppliers to provide our customers and us with equipment and services that are integral to our business. Any significant disruption in our relationship with these vendors could increase our cost and affect our operating efficiencies.

We have entered into agreements with third-party suppliers to provide equipment for our network and services required for our operations, such as customer care and billing and payment processing. Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service and achieve operating efficiencies. We currently rely on internal systems and third-party vendors to provide all of our information and processing systems. Some of our billing, customer service and management information systems have been developed by third-parties and may not perform as anticipated. If these suppliers experience interruptions or other problems delivering these products or services on a timely basis, it may cause us to have difficulty providing services to our customers and/or upgrade, maintain, or improve our networks. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement supplies on economically attractive terms, or at all. Some of these agreements may be terminated upon relatively short notice. The loss, termination or expiration of these contracts or our inability to renew them or negotiate contracts with other providers at comparable rates could harm our business. Our reliance on others to provide essential services on our behalf also gives us less control over the efficiency, timeliness and quality of these services. In addition, our plans for developing and implementing our information and billing systems rely to some extent on the delivery of products and services by third-party vendors. Our right to use these systems is dependent on license agreements with third-party vendors. Since we rely on third-party vendors to provide some of these services, any switch or disruption by our vendors could be costly and affect operating efficiencies.

If we lose the right to install our equipment on wireless cell sites or are unable to renew expiring leases for wireless cell sites on favorable terms or at all, our business and operating results could be adversely impacted.

Our base stations are installed on leased cell site facilities. A large portion of these cell sites are leased from a small number of large cell site companies pursuant to master agreements that govern the general terms of our use of that company’s cell sites. If a master agreement with one of these cell site companies were to terminate, or if one of these cell site companies were unable to support our use of its cell sites, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of cell site companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these cell site companies either on terms comparable to those we have today or at all.

In addition, the tower industry has continued to consolidate. If any of the companies from which we lease towers were to consolidate with other tower companies, they may have the ability to raise prices which could materially affect our profitability. If any of the cell site leasing companies with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use cell sites leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.

We may be unable to obtain the roaming and other services we need from other carriers to remain competitive.

Many of our competitors have national networks which enable them to offer roaming and long-distance telephone services to their subscribers at a lower cost. We do not have a national network, and we must pay other carriers a per-minute charge for carrying roaming and long-distance calls made by our subscribers. We currently have a national roaming agreement with a major nationwide carrier which allows our customers to roam on that carrier’s network. The roaming agreement, however, does not cover certain markets where the carrier does not own or control the network and only covers voice services. In addition, we believe the rates charged by the carrier to us are higher than the rates it charges to certain other roaming partners. The FCC recently initiated a Notice of Proposed Rulemaking seeking comments on whether automatic roaming services are considered common carrier services, whether carriers have an obligation to offer automatic roaming services to other carriers, whether carriers have an obligation to provide non-voice automatic roaming services, and what rates a carrier may charge for roaming services. We are unable to predict with any certainty the likely outcome of this proceeding. The FCC previously has initiated roaming proceedings but has failed to resolve these issues. Our current and future customers may desire that we offer automatic roaming services which we are unable to obtain or provide cost effectively. If we are unable to obtain roaming agreements at reasonable rates, then we may be unable to effectively compete and may lose customers and profits.

We may incur higher than anticipated intercarrier compensation costs, which could increase our costs and reduce our profit margin.

When our customers use our service to call customers of other carriers, we are required to pay the carrier that serves the called party. Similarly, when a customer of another carrier calls one of our customers, that carrier is required to pay us. While in most cases we have been successful in negotiating agreements with other carriers that limit our compensation obligations, some carriers have claimed a right to unilaterally impose unreasonably high charges on us. The wireless industry has sought clarification from the FCC as to whether federal law prohibits such unreasonable and unilaterally imposed charges. The FCC has determined that certain unilateral charges that pre-date the effective date of the order may be appropriate. We have requested clarification of this order. We cannot assure you that the FCC will rule in our favor. An adverse ruling or FCC inaction could result in carriers successfully collecting such fees from us, which could increase our costs and reduce our profit margin. In the meantime, certain carriers are threatening to pursue claims against the Company for termination payments and the likely outcome of these claims is uncertain.

Concerns about whether mobile telephones pose health and safety risks may lead to the adoption of new regulations, to lawsuits and to a decrease in demand for our services, which could increase our costs and reduce our revenues.

Media reports and some studies have suggested that, and additional studies have been undertaken to determine whether, radio frequency emissions from wireless handsets are linked to various health concerns, including cancer, and interfere with various electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. While many of these lawsuits have been dismissed on various grounds, including a lack of scientific evidence linking wireless handsets with such adverse health consequences, future lawsuits could be filed based on new evidence or in different jurisdictions. If any such suits do succeed, or if plaintiffs are successful in negotiating settlements, it is likely additional suits would be filed. Additionally, certain states have passed legislation seeking to require that all wireless telephones include an earpiece that would enable the use of wireless telephones without holding them against the user’s head. While it is not possible to predict whether any states in which we conduct business will pass such legislation, such legislation could increase the cost of our wireless handsets and other operating expenses.

If consumers’ health concerns over radio frequency emissions increase, consumers may be discouraged from using wireless handsets, and regulators may impose restrictions or increased requirements on the location and operation of cell sites or the use or design of mobile telephones. Such new restrictions or requirements could expose wireless providers to further litigation, which, even if not successful, may be costly to defend. In addition, compliance with such new requirements could adversely affect our business. The actual or perceived risk of radio frequency emissions could also adversely affect us through a reduction in customers or a reduction in the availability of financing in the future.

In addition to health concerns, safety concerns have been raised with respect to the use of wireless handsets while driving. Certain states and municipalities have passed laws prohibiting the use of wireless phones while driving. There is a risk that state and local governments in areas where we conduct business may adopt regulations restricting the use of wireless handsets while driving, which could reduce demand for our services.

Risks Related to Legal and Regulatory Matters

We are dependent on our FCC licenses, and our ability to provide service to our customers and generate revenues could be harmed by adverse regulatory action or changes to existing laws or rules.

The FCC regulates the licensing, construction, modification, operation, ownership, sale, roaming and interconnection arrangements of wireless communications systems, as do some state and local regulatory agencies. We can make no assurances that the FCC or the state and local agencies having jurisdiction over our business will not adopt regulations or take other actions that would adversely affect our business by imposing new costs or requiring changes in our current or planned operations, or that the Communications Act, from which the FCC obtains its authority, will not be amended in a manner adverse to us.

Taken together or individually, new or changed regulatory requirements affecting any or all of the wireless, local, and long distance industries may harm our business and restrict the manner in which we operate our business. The enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. We cannot assure you that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative or judicial initiatives relating to the communications industry, will not have a material adverse effect on our business, results of operations and financial condition. In addition, pending congressional legislative efforts to reform the Communications Act may cause major industry and regulatory changes that are difficult to predict.

One of our principal assets is our FCC licenses which we use to provide personal communications services. The loss of any of these licenses could have a material adverse effect on our business. Our FCC licenses are subject to revocation if the FCC finds we are not in compliance with its rules or the Communications Act’s requirements. We also could be subject to fines and forfeitures for such non-compliance, which could adversely affect our business. For example, absent a waiver, failure to comply with the FCC’s E-911 requirements, lighting and painting regulations, employment regulations, CPNI protection rules, number portability requirements or other regulatory mandates could subject us to significant penalties. Failure to comply with these requirements or the FCC’s construction requirements could result in revocation of the licenses and/or fines and forfeitures, any of which could have an adverse effect on our business. Finally, our current licenses begin to expire in January 2007. We may renew our licenses for additional ten-year periods by filing renewal applications with the FCC. The renewal applications are subject to FCC review and potentially public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. If we fail to file for renewal of our licenses at the appropriate time or fail to meet any regulatory requirements for renewal, we could be denied a license renewal and, accordingly, our ability to continue to provide service in that license area would be adversely affected. In addition, many of our licenses are subject to interim or final construction requirements. While we or the prior licensee have met the five year construction benchmark, there is no guarantee that the FCC will find our construction sufficient to meet the applicable construction requirement, in which case the FCC could terminate our license and our ability to continue to provide service in that license area would be adversely affected. Additionally, while incumbent licensees enjoy a certain renewal expectancy, there is no guarantee that the FCC will renew all or any of our licenses or that the FCC will not grant the renewal with conditions that could materially and adversely affect our business. Failure to have our licenses renewed would materially and adversely affect our business.

In addition, the market value of FCC licenses has been subject to significant volatility in the past. Further, the FCC plans to bring substantial amounts of spectrum to the market by auction in the near term, and the impact of these actions on license values is uncertain. There can be no assurance as to the market value of our FCC licenses or that the market value of our FCC licenses will not be volatile in the future.

The FCC may license additional spectrum which may not be appropriate for or available to us or which may allow new competitors to enter our markets.

The FCC periodically makes additional spectrum available for wireless use. For instance, the FCC recently allocated an additional 90 MHz of spectrum for AWS and intends to auction this spectrum in the summer of 2006. The AWS band plan makes some licenses available in small (MSA and Rural Service Area, (“RSA”)) license areas, although the predominant amount of spectrum remains allocated on a regional basis in combinations of 10 MHz and 20 MHz spectrum blocks. This band plan may favor large incumbent carriers with nationwide footprints and may present challenges for us in acquiring additional spectrum. The FCC also has allocated an additional 20 MHz of advanced wireless services and is in the process of allocating additional spectrum in the 700 MHz band.

There are a series of risks associated with any issuance of new spectrum by the FCC. First, there is no assurance that the spectrum made available by the FCC will be appropriate for or complementary to our business plan and system requirements. Also, depending upon the quantity, nature and cost of the new spectrum, it is possible that we will not be granted any of the new spectrum and, therefore, have difficulty in providing new services which could adversely affect the valuation of the licenses we already hold. Second, we may be unable to purchase additional spectrum or the prices paid for such spectrum may negatively affect our ability to be competitive in the market. Third, new spectrum may allow new competitors to enter our markets and impact our ability to grow our business and compete effectively in our market. Fourth, new spectrum may be sold at prices lower than the Company paid at past auctions or in private transactions, thus adversely affecting the value of the Company’s existing assets. Fifth, the clearing obligations for existing licensees on new spectrum may take longer or cost more than anticipated. Any of the risks, if they occur, may have a material adverse effect on our business.

We are subject to numerous surcharges and fees from federal, state and local governments, and the applicability and amount of these fees is subject to great uncertainty.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services. Interstate surcharges include federal Universal Service Fund fees and common carrier regulatory fees. In addition, state regulators and local governments impose surcharges, taxes and fees on our services and the applicability of these surcharges and fees to our services is uncertain in many cases and jurisdictions may argue as to whether we have correctly assessed and remitted those monies. The division of our services between interstate services and intrastate services is a matter of interpretation and may in the future be contested by the FCC or state authorities. In addition, periodic revisions by state and federal regulators may increase the surcharges and fees we currently pay. The Federal government and many states apply transaction-based taxes to sales of our products and services and to our purchases of telecommunications services from various carriers. It is possible that our transaction based tax liabilities could change in the future. We may or may not be able to recover some or all of those taxes from our customers and the amount of taxes may deter demand for our services.

The structure of the transaction with Royal Street creates certain risks.

We have agreements with Royal Street that are intended to allow us to actively participate in the development of the Royal Street licenses and networks, and we have the right to resell 85% of the services provided by the Royal Street systems in accordance with applicable laws and regulations. We also have a good working relationship with Royal Street. There are, nonetheless, risks inherent in the fact that we do not own or control the Royal Street licenses. C9 Wireless, LLC (“C9”) has the ability to put its rights in Royal Street to us, but, due to regulatory restrictions, we have no corresponding right to call C9’s rights in Royal Street. C9 also has the right to elect three of the five members of Royal Street’s management committee, which has the full power to direct the management of Royal Street. The FCC’s rules also restrict our ability to acquire or control the closed Royal Street licenses, and place financial penalties on the acquisition or control of the open Royal Street licenses, during the period that Royal Street must maintain its eligibility as a DE, which is currently through December 2010. Thus, the Company cannot be certain that the Royal Street licenses will be developed in a manner fully consistent with the Company’s business plan. An opposite but corollary risk is that the Royal Street business plan becomes so closely aligned with the business plan of the Company that Royal Street will be deemed to have relinquished control over its licenses in violation of FCC requirements.

Certain recent regulatory developments pertaining to the DE program indicate that the FCC plans to be proactive in assuring that DEs abide by the FCC’s control requirements. The FCC has the right to audit the compliance of DEs with FCC rules governing their operations, and there have been recent indications that the FCC intends to exercise that authority. If the FCC were to determine that Royal Street has failed to exercise the requisite control over its licenses, the result could be the loss of closed licenses, the loss of bidding credits on open licenses, and fines and forfeitures.

The FCC has recently changed the DE unjust enrichment rules to require reimbursement of bidding credits received if a DE seeks to assign or transfer control of a license prior to the end of the tenth year following the grant of the license or before the licensees files a construction notification with the FCC for the construction requirements required at the end of the initial license term. Under its current arrangements with the Company, C9 Wireless has the right to put its interest in Royal Street to the Company beginning on the fifth anniversary date of the grant of the licenses to Royal Street. The Royal Street arrangement is silent with respect to who pays the unjust enrichment payment, if any, which may result from an exercise of the put right on or after the fifth anniversary of the grant. If C9 Wireless exercises its right to put its interest in Royal Street to the Company before the tenth year following the grant of the license or before Royal Street completes construction and files a construction notification with the FCC for the construction requirements required at the end of the initial license term, the Company may be required to reimburse the FCC for any resulting unjust enrichment payment in addition to any payment to C9 Wireless for the exercise of the put right and such reimbursement amount may be material.

In making the changes to the DE rules, the FCC also found that impermissible material relationships by their very nature are generally inconsistent with an applicant’s or licensee’s ability to achieve or maintain designated entity eligibility because they are inconsistent with Congress’ legislative intent. While the FCC has grandfathered the existing arrangements between Royal Street and the Company, there can be no assurance that any changes that may be required to those arrangements in the future will not cause the FCC to determine that the changes would trigger the loss of DE eligibility for Royal Street and require the reimbursement of the bidding credits received by Royal Street. Further, the FCC has opened an additional notice of further proposed rulemaking seeking to determine what additional changes may be required to its DE program. There can be no assurance that these changes may not be applied to the current arrangements between Royal Street and the Company. Any of these results would be adverse to our business and could be material.

Several interested parties (the “Petititioners”) have filed a Petition for Expedited Reconsideration and a Motion for Expedited Stay Pending Reconsideration or Judicial Review of the DE Order (the “Petitions”). The Petitions challenge the DE Order on both substantive and procedural grounds. Among other claims, the Petitions contest the FCC’s effort to apply the revised rules to applications for the AWS auction and to apply the revised unjust enrichment payment schedule to existing DE arrangements. In the Motion for Stay, the Petitioners request that the FCC also stay the effectiveness of the rule changes, and stay the commencement of the AWS auction which, at present is scheduled to commence on June 29, 2006 and all associated pre-AWS auction deadlines. The Petition indicates that, if the FCC does not grant the stay requested by May 8, 2006, the Petitioners intend to seek a court stay. The Company is unable at this time to predict the likely outcome of the Petitions and related court actions, and unable to predict the likely impact of these actions on the auction schedule. The Company also is unable to predict the likelihood that the litigation will result in any changes to the DE Order or to the DE program, and, if there are changes, whether or not any such changes will be beneficial or detrimental to the interests of the Company.

We may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights.

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us from time to time based on our general business operations, the equipment or services we use, or the specific operation of our wireless networks. We generally have indemnification agreements with the manufacturers and suppliers who provide us with the equipment and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with an infringement claim. Moreover, we may be subject to claims that products and services provided by different vendors in combination may infringe the rights of third parties and we may not have any indemnification protection from our vendors for these claims. Whether or not an infringement claim is valid or successful, it could adversely affect our business by diverting management’s attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), or requiring us to redesign our business operations or systems to avoid claims of infringement. If a claim is found to be valid, it could disrupt our business and cause us to incur losses of customers or revenues which could be material.

General Matters

A system failure could cause delays or interruptions of service, which could cause us to lose customers.

To be successful, we must provide our customers reliable network service. Some of the risks to our network and infrastructure include:

•	physical damage to outside plant facilities;

•	power surges or outages;

•	software defects;

•	human error;

•	disruptions beyond our control, including disruptions caused by terrorist activities or natural disasters; and

•	failures in operational support systems.

Network disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses.

Unauthorized use of, or interference with, our network could disrupt service and increase our costs.

We may incur costs associated with the unauthorized use of our network including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of our network may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent roaming.

Security breaches related to our physical facilities, computer networks, and informational databases may cause harm to our business and reputation and result in a loss of customers.

Our physical facilities and information systems may be vulnerable to physical break-ins, computer viruses, theft, attacks by hackers, or similar disruptive problems. If hackers gain improper access to our databases, they may be able to steal, publish, delete or modify confidential personal information concerning our subscribers. In addition, misuse of our customer information could result in more substantial harm perpetrated by third-parties. This could damage our business and reputation, and result in a loss of customers.

We are controlled by a limited number of stockholders, and their interests may be different from yours.

A significant portion of the voting power of the capital stock of the Company is concentrated in the hands of a few shareholders who also are either members of the board or can appoint directors to the board. M/C Venture Partners, Accel Partners, TA Associates, Madison Dearborn Partners, and Mr. Roger D. Linquist, our President, Chief Executive Officer, and Chairman of the Board, all can appoint members to our board and these shareholders, along with the holders of our Series D Preferred Stock as a class, elect a majority of the directors of the Company. In addition, all of our directors collectively own or control in excess of 50% of the voting power of the shares of the capital stock of the Company. Shareholders holding over 10% of the voting power of the Company also hold collectively in excess of 38% of the voting power of the capital stock of the Company. These shareholders will have the ability to significantly influence whether required consents can be obtained and thus influence our ability to enter into significant corporate transactions and these shareholders may have different interests than the other holders of the Common Stock of the Company.

Ownership of shares of MetroPCS Communications Common Stock, Series D Preferred Stock and/or Series E Preferred Stock is an illiquid investment.

There is no established trading market for the shares of common stock, par value $0.0001 per share (“Common Stock”), Series D Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), and Series E Preferred Stock, par value $0.0001 per share (“Series E Preferred Stock” and together with the Series D Preferred Stock, the “Preferred Stock”) of MetroPCS Communications. We have no current plans that would result in the creation of any such trading market, including by means of a public offering of equity securities. No assurance can be given, however, that our plans will not change and that such a trading market may not be created in the future. Holders of shares of Common Stock and Preferred Stock are subject to the transfer limitations contained in the Second Amended and Restated Stockholders Agreement, dated August 30, 2005, as amended, by and between MetroPCS Communications and certain of its stockholders (the “Stockholders Agreement”), including, among other things, co-sale rights of other stockholders. The co-sale rights make it less likely that a stockholder desiring to sell his, her or its equity interest will be able to sell any amount of its investment in excess of the percentage ownership of MetroPCS Communications held by such stockholder. As such, a continuing investment in the shares of Common Stock and/or Preferred Stock may result in a lack of liquidity with respect to such stock for an indefinite period of time.

Item 2.	Properties

We currently maintain our executive offices in Dallas, Texas, and regional offices in Alameda, California; Sunrise, Florida; Norcross, Georgia; Folsom, California; Plano, Texas; Livornia, Michigan; Irvine, California; Tampa, Florida; and Orlando, Florida. As of December 31, 2005, we also operated 57 retail stores throughout our metropolitan areas. All of our regional offices, switch sites, retail stores and virtually all of our cell site facilities are leased. We believe these properties, which are being used for their intended purposes, are adequate and well-maintained.

Item 3.	Legal Proceedings

We are involved in litigation from time to time that we consider to be in the normal course of business. We are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common equity.

As of March 31, 2006, MetroPCS Communications had 51,845,874 shares of common stock, par value $0.0001 per share (“Common Stock”), outstanding held by approximately 216 beneficial owners. As of March 31, 2006, MetroPCS had 100 shares of common stock, par value $0.0001 per share, outstanding all of which were owned by MetroPCS Communications.

MetroPCS Communications has never declared or paid a cash dividend on its Common Stock. For the foreseeable future, MetroPCS Communications intends to retain any earnings to finance the development and expansion of its business, and MetroPCS Communications does not anticipate paying any cash dividends on its Common Stock. Any future determination to pay dividends will be at the discretion of MetroPCS Communications’ board of directors and will be dependent upon then-existing conditions, including its financial condition and results of operations, contractual restrictions, business prospects and other factors that the board of directors considers relevant. Our ability to pay dividends is also restricted by the terms of our credit agreements.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to shares of MetroPCS Communications’ Common Stock issuable under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plan Approved by Shareholders (1)	10,816,285	$2.76	4,830,267
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	10,816,285	$2.76	4,830,267

(1)	Consists of our Second Amended and Restated 1995 Stock Option Plan, as amended, and our 2004 Equity Incentive Compensation Plan, as amended.

Non-Employee Director Remuneration Plan

Non-employee members of MetroPCS Communications’ board of directors are eligible to participate in our non-employee director remuneration plan under which such directors may receive compensation for serving on the board of directors. This compensation includes annual retainers, board meeting fees, committee paid event fees, initial stock grants and annual stock grants. See Item 11, “Compensation of Directors” for further information regarding this plan.

Recent Sales of Unregistered Securities

Set forth below is a listing of all sales of securities by MetroPCS and MetroPCS Communications during the past three years not registered under the Securities Act:

Series E Convertible Preferred Stock. In September 2005, MetroPCS Communications issued 500,000 shares of Series E Preferred Stock of MetroPCS Communications, to Madison Dearborn and TA Associates for an aggregate sales price of $50,000,000 pursuant to a Stock Purchase Agreement dated August 30, 2005 (“Series E Purchase Agreement”). This transaction was undertaken in reliance upon the accredited investors’ exemption from registration afforded by Rule 506 of Regulation D (“Rule 506”) of the Securities Act. We believe that other exemptions may also exist for this transaction. Each share of Series E Preferred Stock accrues dividends from the date of issuance at a rate of 6% per year on the liquidation value of $100 per share. Each share of Series E Preferred Stock will be converted into Common Stock upon (i) the completion of a Qualifying Public Offering, (as defined in the Second Amended and Restated Stockholders Agreement), (ii) the Common Stock trading (or, in the case of a merger or consolidation of MetroPCS Communications with another company, other than as a sale or change of control of MetroPCS Communications, the shares received in such merger or consolidation having traded immediately prior to such merger or consolidation) on a national securities exchange for a period of 30 consecutive trading dates above a price implying a market valuation of the Series D Preferred Stock over twice the Series D Preferred Stock initial purchase price, or (iii) the date specified by the holders of 66 2/3% of the Series E Preferred Stock. The Series E Preferred Stock is convertible into Common Stock at $27.00 per share, which per share amount is subject to adjustment in accordance with the terms of the Second Amended and Restated Articles of Incorporation of MetroPCS Communications. If not previously converted, MetroPCS Communications is required to redeem all outstanding shares of Series E Preferred Stock on July 17, 2015, at the liquidation preference of $100 per share plus accrued but unpaid dividends.

In October 2005, in connection with the purchase of the Series E Preferred Stock, Madison Dearborn and TA Associates conducted a Tender Offer in which they purchased Series D Preferred Stock and Common Stock representing, together with their Series E Preferred Stock, approximately 34% of the Common Stock on a fully diluted basis at the time of purchase.

Series D Convertible Preferred Stock. Between July 2000 and January 2004, MetroPCS issued 3,500,993 shares of Series D Preferred Stock, par value $0.0001 per share, of MetroPCS (“MetroPCS Series D Preferred Stock”), in multiple closings, for an aggregate sales price of $350,099,300. These transactions relied on the accredited investors’ exemption from registration requirements afforded by Rule 506. We believe that other exemptions may also exist for these transactions. In 2004, each share of MetroPCS Series D Preferred Stock was converted into Series D Preferred Stock. Each share of Series D Preferred Stock will be converted into Common Stock upon (i) the completion of a Qualifying Public Offering, (as defined in the Second Amended and Restated Stockholders Agreement), (ii) the Common Stock trades (or, in the case of a merger or consolidation of MetroPCS Communications with another company, other than as a sale or change of control of MetroPCS Communications, the shares received in such merger or consolidation having traded immediately prior to such merger or consolidation) on a national securities exchange for a period of 30 consecutive trading dates above a price that implies a market valuation of the Series D Preferred Stock in excess of twice the initial purchase price of the Series D Preferred Stock, or (iii) the date specified by the holders of 66 2/3% of the Series D Preferred Stock. The Series D Preferred Stock is convertible into Common Stock at $9.40 per share, which per share amount is subject to adjustment under the terms of the Second Amended and Restated Articles of Incorporation of MetroPCS Communications. If not previously converted, MetroPCS Communications is required to redeem all outstanding shares of Series D Preferred Stock on July 17, 2015, at the liquidation preference of $100 per share plus accrued but unpaid dividends.

MetroPCS Restructuring Transaction. In connection with its formation, MetroPCS Communications issued 100 shares of its Common Stock to MetroPCS on March 10, 2004 for an aggregate purchase price of $1,000. The transaction was deemed exempt from Securities Act registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In April 2004, in connection with the abandoned initial public offering, MetroPCS, MetroPCS Communications, and MPCS Holdco Merger Sub, Inc., a wholly-owned subsidiary of MetroPCS Communications (“Merger Sub”), entered into an Agreement and Plan of Merger in which Merger Sub and MetroPCS agreed to merge with MetroPCS as the surviving corporation. On the effective date of the merger, which was in July 2004, each share of Class A common stock of MetroPCS, par value $0.0001 per share, was automatically converted into one share of Class A common stock, par value $0.0001 per share, of MetroPCS Communications; each share of Class C common stock of MetroPCS, par value $0.0001 per share,

(including each share of Class B non-voting common stock of MetroPCS that was converted into Class C common stock of MetroPCS in April 2004) was automatically converted into one share of Class C common stock, par value $0.0001 per share, of MetroPCS Communications; and each share of Series D Preferred Stock of MetroPCS was automatically converted into one share of Series D Preferred Stock of MetroPCS Communications. In addition, each option to purchase MetroPCS Class C common stock (including each option to purchase MetroPCS Class B non-voting common stock that was converted into an option to purchase MetroPCS Class C common stock in April 2004) was assumed by MetroPCS Communications, and if and when exercisable, shall be exercised for Common Stock in MetroPCS Communications. Further, each warrant outstanding to obtain Class C common stock (including each warrant to purchase MetroPCS Class B non-voting common stock that was converted into a warrant to purchase MetroPCS Class C common stock) in MetroPCS was assumed by MetroPCS Communications and, if and when exercisable, shall be exercised for the same class of Common Stock in MetroPCS Communications. In April 2004, each share of Class B non-voting common stock in MetroPCS was converted into one share of Class C common stock in MetroPCS. Concurrent with the conversion, MetroPCS increased the number of Class C common stock shares to 300,000,000 and decreased the authorized number of Class B common stock shares to zero. On July 23, 2004 the Class C common stock of MetroPCS Communications was renamed Common Stock. These transactions are exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Exchange of Common Stock. When MetroPCS emerged from bankruptcy in October 1998, its Fifth Amended and Restated Certificate of Incorporation included a provision prohibiting the issuance of non-voting equity securities pursuant to our bankruptcy plan of reorganization and Section 1123(a)(6) of the Bankruptcy Code. After its emergence from bankruptcy, MetroPCS issued shares of Class B non-voting common stock, which had been authorized by its certificate of incorporation in effect prior to the bankruptcy filing. The Class B common stock had no voting rights except as required by law. MetroPCS’ board of directors has indicated that the continued inclusion of the prohibition on the issuance of non-voting equity securities after MetroPCS’ emergence from bankruptcy was a mistake, and on August 30, 2005, MetroPCS filed a certificate of correction to remove this prohibition. In addition, MetroPCS’ Seventh Amended and Restated Certificate of Incorporation retroactively rescinds any prohibition on the issuance of the non-voting equity securities and ratifies the authorization and issuance of the Class B common stock by MetroPCS.

In April 2004, all of the shares of Class B non-voting common stock, par value $0.0001 per share, of MetroPCS (“Class B Common Stock”) converted into shares of Class C common stock of MetroPCS. In order to resolve any uncertainty regarding the validity of the Common Stock ultimately received in the conversion of Class B Common Stock, MetroPCS Communications entered into an exchange agreement with Madison Dearborn and TA Associates in August 2005 to exchange all the Common Stock, which had been issued in connection with the conversion of Class B Common Stock, that Madison Dearborn and TA Associates acquired as a result of their recent offer to purchase, along with all claims relating to the possible invalidity of the issuance of the Class B Common Stock for an equivalent number of shares of MetroPCS Communications Common Stock. In addition, in December 2005, we initiated an offer to exchange any remaining MetroPCS Communications Common Stock ultimately received in connection with the conversion of Class B Common Stock, along with any claims relating to the possible invalidity of the issuance of the Class B Common Stock, for an equivalent number of shares of MetroPCS Communications Common Stock. As a result, all shares of MetroPCS Communications Common Stock which were ultimately received in connection with the conversion of Class B Common Stock, along with all claims relating to the possible invalidity of the issuance of the Class B Common Stock, have been exchanged for new shares of MetroPCS Communications Common Stock. The transaction was deemed exempt from Securities Act registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

1995 Plan. Since March 25, 2001 through December 31, 2005, our employees have purchased 8,585,521 shares of MetroPCS Communications Common Stock through the exercise of outstanding options under our Second Amended and Restated 1995 Plan, as amended (“1995 Plan”) for an aggregate sales price of approximately $9.5 million. These transactions were undertaken in reliance upon exemptions from Securities Act registration requirements afforded by Rule 701, as transactions involving the offer and sale of securities under compensatory benefit plans and contracts related to compensation. We believe that other exemptions may also exist for these transactions.

Withdrawal of Registration Statement

On July 28, 2004, a registration statement for the planned initial public offering of MetroPCS Communications’ Common Stock was declared effective. Shortly thereafter, in August 2004, we announced that, in connection with the preparation of our quarterly financial statements for the three months ended June 30, 2004, management had determined that previously disclosed financial statements for the three months ended March 31, 2004 understated service revenues by $845,000 and, consequently, understated net income by $503,000. The audit committee of our board of directors then commenced an independent investigation into the understatement and retained independent legal counsel to assist in the investigation. As a result of this understatement, we delayed, and ultimately withdrew, our planned initial public offering of Common Stock. No securities were sold under this registration statement.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated financial and other data for MetroPCS Communications, Inc. and its subsidiaries as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. Selected consolidated financial and other data for MetroPCS, Inc. and its subsidiaries is not being presented separately because their results of operations are not materially different than the results of operations of MetroPCS Communications, Inc. and its subsidiaries.

We derived our selected consolidated financial data as of and for the year ended December 31, 2004 from the consolidated financial statements of MetroPCS Communications, Inc., which were audited by Deloitte & Touche LLP (“Deloitte”). We derived our selected consolidated financial data as of and for the years ended December 31, 2003 and 2002 from our consolidated financial statements, which were audited by PricewaterhouseCoopers LLP (“PwC”). We derived our selected consolidated financial data as of December 31, 2001 from our unaudited consolidated financial statements. We derived our selected consolidated financial data as of and for the year ended December 31, 2000 from our consolidated financial statements, which were audited by Arthur Andersen LLP. The selected consolidated financial data for the years ended December 31, 2003 and 2002 was derived from consolidated financial statements that have been restated to reflect adjustments that are further discussed in Note 2 to the consolidated financial statements included in Item 8 of this report. You should read the selected consolidated financial and other data in conjunction with “Capitalization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, contained elsewhere in this report. The historical selected financial data may not be indicative of future performance and should be read in conjunction with “Managements Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Service revenues	$616,401	$369,851	$102,293	$—	$—
Equipment revenues	131,849	81,258	27,048	—	—

Total revenues	748,250	451,109	129,341	—	—
Operating expenses:
Cost of service (excluding depreciation and amortization disclosed separately below)	200,806	122,211	63,567	—	—
Cost of equipment	221,217	150,832	106,508	—	—
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)	133,059	94,073	55,161	28,451	4,633
Depreciation and amortization	62,201	42,428	21,472	208	3
Loss (gain) on disposal of assets (1)	3,209	392	(279,659)	—	—

Total operating expenses	620,492	409,936	(32,951)	28,659	4,636

Income (loss) from operations	127,758	41,173	162,292	(28,659)	(4,636)
Other expense (income):
Interest expense	19,030	11,115	6,720	10,491	16,142
Accretion of put option in majority-owned subsidiary	8	—	—	—	—
Interest income	(2,472)	(996)	(964)	(2,046)	(169)
(Gain) loss on extinguishment of debt	(698)	(603)	703	7,109	—

Total other expense	15,868	9,516	6,459	15,554	15,973

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	111,890	31,657	155,833	(44,213)	(20,609)
Provision for income taxes	(47,000)	(16,179)	(25,528)	—	—

Income (loss) before cumulative effect of change in accounting principle	64,890	15,478	130,305	(44,213)	(20,609)
Cumulative effect of change in accounting, net of tax	—	(120)	—	—	—

Net income (loss)	64,890	15,358	130,305	(44,213)	(20,609)
Accrued dividends on Series C Preferred Stock	—	—	—	—	(422)
Accrued dividends on Series D Preferred Stock	(21,006)	(18,493)	(10,619)	(4,963)	(195)
Accretion on Series D Preferred Stock	(473)	(473)	(473)	(494)	—

Net income (loss) applicable to Common Stock	$43,411	$(3,608)	$119,213	$(49,670)	$(21,226)

Other Financial and Operating Data:
Net cash provided by (used in) operating activities	$150,379	$112,605	$(50,672)	$(32,401)	$(9,463)
Net cash (used in) provided by investing activities	(190,881)	(306,868)	(88,311)	24,183	(15,093)
Net cash (used in) provided by financing activities	(5,433)	201,951	157,039	41,708	31,015
Capital expenditures	250,830	117,731	227,350	133,604	93

(1)	In February 2002, we sold 10 MHz of excess spectrum in our Atlanta market resulting in a pre-tax gain of $279.0 million.

	As of December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,477	$68,412	$60,724	$42,668	$9,178
Property and equipment, net	636,368	485,032	352,799	169,459	98
Total assets	965,396	898,939	554,705	324,008	126,520
Long-term debt (including current maturities)	184,999	195,755	51,649	48,548	81,251
Redeemable minority interest	1,008	—	—	—	—
Series D Cumulative Convertible Redeemable Participating Preferred Stock	400,410	378,926	294,423	123,331	28,529
Stockholders’ equity (deficit)	125,434	71,333	69,397	(51,477)	6,991

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

On February 25, 2004, MetroPCS, Inc. formed a new wholly-owned subsidiary named MetroPCS Communications, Inc. In July 2004, MetroPCS, Inc. merged with a subsidiary of MetroPCS Communications, Inc. pursuant to a transaction that resulted in all of the capital stock of MetroPCS, Inc. (and the options and warrants related thereto) converting into capital stock of MetroPCS Communications, Inc. (and the options and warrants), and MetroPCS, Inc. becoming a wholly-owned subsidiary of MetroPCS Communications, Inc. The financial statements results discussed throughout management’s discussion and analysis of financial condition and results of operations are those of MetroPCS Communications, Inc. and its subsidiaries. We have not included a separate discussion of the financial condition and results of operations of MetroPCS, Inc. and its subsidiaries because their results of operations are not materially different than the results of operations of MetroPCS Communications, Inc. and its subsidiaries.

We are a wireless telecommunications carrier that offers wireless broadband personal communication services primarily in the Atlanta, Dallas-Fort Worth, Detroit, Miami, San Francisco-Oakland-San Jose, Sacramento and Tampa-Sarasota metropolitan areas. We launched service in the greater Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco-Oakland-San Jose in September 2002; in Tampa-Sarasota in October 2005; in Dallas-Fort Worth in March 2006; and Detroit in April 2006. In 2005, Royal Street Communications, LLC (“Royal Street”), a company in which we own an 85% interest, and with which we have a wholesale arrangement that will allow us to sell MetroPCS-branded services to the public on up to 85% of the engineered capacity of the Royal Street systems, was granted licenses by the Federal Communications Commission (“FCC”) in Los Angeles and various metropolitan areas throughout northern Florida. Royal Street is in the process of building network infrastructure in these metropolitan areas and expects to commence commercial services in Orlando in 2006 and in Los Angeles in 2007. As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses.

We sell products and services to customers through our Company-owned retail stores, which numbered 57 as of December 31, 2004, as well as through relationships with indirect retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area, while in our local service area, for a simple and affordable flat monthly rate plan starting at $30 per month. For an additional $5 to $15 per month, our customers may opt for a service agreement that offers more flexibility in options such as unlimited long distance calling from within our local service area to anywhere within the continental United States, voicemail, text, picture and multimedia messaging. For additional fees, we also provide international long distance, directory assistance, caller ID, downloads of ringtones, games and content applications and other value-added services. In 2002, we offered only one handset to customers for $149. In 2003, our offering of handsets had grown to five different handsets priced from $129 to $219 and as of December 31, 2004, we offered nine different handsets priced from $99 to $239.

Restatement of Consolidated Financial Statements

In August 2004, we determined that we had understated revenues for the three month period ended March 31, 2004. As a result, the audit committee of our board of directors then commenced an independent investigation into the understatement and retained independent legal counsel to assist in the investigation. In connection with the independent investigation, we performed an extensive review of various accounting policies and practices for transactions in our financial statement close process in prior years and, in consultation with the audit committee of our board of directors, we determined that it was appropriate to restate our previously reported consolidated financial statements for the years ended December 31, 2003 and 2002. These restatements resulted from the correction of accounting errors resulting from material weaknesses in our internal control over financial reporting that are further discussed in Item 9A, Controls and Procedures, contained in this report. See Note 2 to our consolidated financial statements included in this annual report on Form 10-K for a summary of the effects of these changes on our consolidated balance sheet as of December 31, 2003, as well as on our consolidated statements of income and comprehensive income, and changes in stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these corrections and adjustments.

Classification of Short-Term Investments. We determined that certain investments were inappropriately classified under Financial Accounting Standards Board (“FASB”) SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”). As a result, we recorded adjustments to appropriately classify our investments in accordance with SFAS No. 115, and record the unrealized gains and losses to other comprehensive income (loss). These adjustments resulted in (i) a decrease in cash and cash equivalents of $167.5 million, (ii) an increase in short-term investments of $186.4 million, (iii) a decrease in long-term investments of $19.0 million, and (iv) recognition of accumulated other comprehensive loss of $0.1 million at December 31, 2003. In addition, the adjustments resulted in the recognition of a net unrealized loss on available-for-sale securities of approximately $0.1 million, net of income taxes, for the year ended December 31, 2003.

Inventory Valuation. We found errors in the valuation of replacement handsets used primarily for in-warranty exchanges which resulted in these inventories being overstated. As a result, we recorded restatement adjustments that resulted in (i) a decrease in inventories of $4.2 million at December 31, 2003 and (ii) an increase in cost of equipment of $2.0 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively.

Additionally, we reviewed our accounting policy related to trade-in allowances granted to our customers toward the purchases of new handsets and determined that these trade-in allowances are a reduction of equipment revenue, rather than an increase in cost of equipment. As a result, we recorded restatement adjustments that resulted in (i) a decrease in equipment revenues of $3.5 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively, and (ii) a reduction in cost of equipment of $3.5 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

Property and Equipment. We had not properly recorded certain assets when received as of December 31, 2003 and 2002. As a result, we understated our accounts related to property and equipment and accounts payable and accrued expenses, requiring correction and restatement of both assets and liabilities. These adjustments resulted in (i) a net increase in property and equipment of $2.2 million at December 31, 2003 and (ii) an increase in depreciation and amortization expense of $0.3 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

Revenue Recognition. We identified errors in our determination of revenues and deferred revenues as a result of an estimation process that had been utilized in prior years. We have subsequently developed a revenue recognition approach that allows a determination of revenues and deferred revenues based upon detailed customer level information. As a result of the errors identified in the prior approach, we determined that it was necessary to recalculate historical results utilizing this new method to ensure consistent reporting of revenue and deferred revenue within the historical and current consolidated financial statements. Changes in the revenue recognition model resulted in restatement adjustments that reduced deferred revenue in the amount of $0.6 million at December 31, 2003. In addition, these adjustments resulted in a reduction in service revenues of $1.4 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively.

Lease Accounting. We reviewed our accounting policy with respect to lease transactions. Historically, when accounting for tower leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, excluding any potential renewal periods. We have now recorded restatement adjustments that recognize rent expense on a straight-line basis over a lease term that includes renewal periods that are reasonably assured, as required by SFAS No. 13, “Accounting for Leases,” as amended. Cell site assets associated with such leased towers are depreciated over the shorter of the assets’ estimated useful lives or the lease term that includes the renewal periods that are reasonably assured to occur. The adjustments resulted in an increase in deferred rents in the amount of $2.9 million as of December 31, 2003, as well as an increase in cost of service in the amount of $1.6 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively.

Accrued Dividends on Series D Cumulative Convertible Redeemable Participating Preferred Stock. Historically, we calculated the accrual of dividends on our Series D Cumulative Convertible Redeemable Participating Preferred Stock (“Series D Preferred Stock”) at a rate of 6.1% per annum when the certificate of designations for such stock stated that dividends should be accrued at a rate of 6% per annum. We recorded adjustments that corrected the historical accruals utilizing a 6% rate, resulting in the reduction of Series D Preferred Stock in the amount of $0.5 million at December 31, 2003, as well as a decrease in accrued dividends on Series D Preferred Stock of $0.3 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively.

Deferred Compensation. Historically, we did not properly apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) when calculating deferred compensation related to stock options granted below fair market value. We recalculated deferred compensation for the historical periods, resulting in restatement adjustments that (i) decreased deferred compensation by $0.1 million, and (ii) decreased additional paid-in capital by $1.0 million at December 31, 2003. In addition, selling, general and administrative expense decreased by $1.8 million for the year ended December 31, 2003 and increased by $0.4 million for the year ended December 31, 2002.

Income Tax Accounting. Upon review of our calculation of income tax expense, we determined that we had not properly applied the provisions of SFAS No. 109, “Accounting for Income Taxes.” Previously, we utilized a blended state tax rate to calculate our provision, record our deferred tax assets and liabilities and record tax reserves for uncertain tax positions. We have determined that the calculation should have been prepared on a state-by-state basis and, therefore, recalculated the provision using such approach. This calculation resulted in us recording additional tax expense for the years ended December 31, 2003 and 2002 of $0.5 million and $6.4 million, respectively, including adjustments for the tax effect of all other restatement items. There was no change in the amount of cash paid for income taxes.

We also recorded additional miscellaneous adjustments to various other accounts that were identified during the preparation of our 2004 consolidated financial statements or in connection with the restatement efforts discussed above. These adjustments resulted in (i) a $1.5 million decrease to total assets and a $9.3 million increase in total liabilities at December 31, 2003, (ii) a $1.1 million net decrease in net income for the year ended December 31, 2003 and (iii) a $1.7 million net increase in net income for the year ended December 31, 2002.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. You should read this discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this report. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for uncollectible accounts receivable, inventory valuations, deferred income taxes, and the impairment of long-lived and indefinite-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our wireless services are provided on a month-to-month basis and are paid in advance. We recognize revenues from wireless services as they are rendered. Amounts received in advance are recorded as deferred revenue. Suspending service for non-payment is known as hotlining. We do not recognize revenue on hotlined customers.

Revenues and related costs from the sale of accessories are recognized at the point of sale. The cost of handsets sold to indirect retailers are included in deferred charges until they are sold to and activated by customers. Amounts billed to indirect retailers for handsets are recorded as accounts receivable and deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers. Our customers have the right to return handsets within a specified time or after a certain amount of use, whichever occurs first. We record an estimate for returns at the time of recognizing revenue.

Effective July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF No. 00-21”), which is being applied on a prospective basis. The consensus also supersedes certain guidance set forth in U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104, “Revenue Recognition,” (“SAB 104”). The consensus addresses the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting and the consideration received is allocated among the separate units of accounting based on their relative fair values.

We determined that the sale of wireless services through our direct and indirect sales channels with an accompanying handset constitutes revenue arrangements with multiple deliverables. Upon adoption of EITF No. 00-21, we began dividing these arrangements into separate units of accounting, and allocating the consideration between the handset and the wireless service based on their relative fair values. Consideration received for the handset is recognized as equipment revenue when the handset is delivered and accepted by the customer. Consideration received for the wireless service is recognized as service revenues when earned.

Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. In 2004, customers had the right to return handsets within 7 days or 60 minutes of usage, whichever occurs first.

Prior to July 1, 2003, activation fees were deferred and amortized over the estimated customer life. On October 1, 2003, the Company changed its estimated customer life from 25 months to 14 months, based on historical disconnect rates, resulting in an increase in activation revenues of $5.1 million in the fourth quarter of 2003 over amounts that would have been recognized using the prior estimated life.

Allowance for Uncollectible Accounts Receivable

We maintain allowances for uncollectible accounts for estimated losses resulting from the inability of our indirect retailers to pay for equipment purchases and for amounts estimated to be uncollectible for intercarrier compensation. If the financial condition of a material portion of our indirect retailers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Deferred Income Tax Asset and Other Tax Reserves

We assess our deferred tax asset and record a valuation allowance, when necessary, to reduce our deferred tax asset to the amount that is more likely than not to be realized. We have considered future taxable income, taxable temporary differences and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period we made that determination.

We establish reserves when, despite our belief that our tax returns are fully supportable, we believe that certain positions may be challenged and ultimately modified. We adjust the reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of income tax related reserve positions and changes to income tax reserves that we consider appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. Tax reserves are presented on the balance sheet in other long-term liabilities.

Impairment of Long-Lived Assets and Indefinite-Lived Assets

We assess the impairment of long-lived assets, other than indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved.

Our primary indefinite-lived intangible assets are our FCC licenses. We test investments in our FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that our FCC licenses may be impaired. The impairment test consists of a comparison of the fair value with the carrying value. We segregate our FCC licenses by regional clusters for the purpose of performing the impairment test as each geographical region is unique.

Valuation of Common Stock

Historically, we have assessed the value of our Common Stock at the end of each reporting period for the purpose of determining stock compensation on variable stock options. This valuation was also used to determine deferred compensation expense, if any, on non-variable stock option awards granted in the period, as well as for purposes of determining whether a beneficial conversion feature was in existence at each draw date of our Series D Preferred Stock. Factors we considered were recent sales of stock to third-parties, enterprise valuation ranges provided by third parties, the liquidation preference of our outstanding preferred stock, significant milestones achieved in the business, as well as the overall economic climate of the wireless industry.

Customer Recognition and Disconnect Policies

When a new customer subscribes to our service, the first month of service and activation fee is included with the handset purchase. Under GAAP, we are required to allocate the purchase price to each of the handset, the first month of service and the activation fee. Generally, the amount allocated to the handset will be less than our cost, and this difference is included in Cost Per Gross Addition (“CPGA”). We recognize new customers as gross additions upon activation of service. At December 31, 2004, we offered our customers the MetroPCS Promise, which allows a customer to return a newly purchased handset for a full refund prior to the earlier of seven days or 60 minutes of use. Customers who return their phones under the MetroPCS Promise are reflected as a reduction to gross additions. Customers’ monthly service payments are due in advance every month. Our customers must pay their monthly service amount by the payment date or their service will be suspended, or hotlined, and the customer will not be able to make or receive calls on our network. However, a hotlined customer is still able to make E-911 calls in the event of an emergency. There is no service grace period. Any call attempted by a hotlined customer is routed directly to our interactive voice response system and customer service center in order to arrange payment. If the customer pays the amount due within 30 days of the original payment date then the customer’s service is restored. If a hotlined customer does not pay the amount due within 30 days of the payment date the account is disconnected and counted as churn. Once an account is disconnected, upon reactivation, we charge a $15 reconnect fee to reestablish service and the revenue associated with this fee is deferred and recognized over the estimated life of the customer.

Revenues

We derive our revenues from the following sources:

Service. We sell broadband wireless personal communication services. The various types of service revenues associated with broadband wireless personal communication services for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including voicemail and text messaging) and charges for long distance service. Service revenues also include intercarrier compensation and non-recurring activation service charges to customers to the extent not allocated to handset revenue. See “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Equipment. We sell broadband wireless personal communication handsets and accessories that are used by our customers in connection with our wireless services. This equipment is also sold to indirect retailers to facilitate distribution to our customers.

Costs and Expenses

Our costs and expenses include:

Cost of Service. The major components of our cost of service are:

•	Variable Long Distance. We pay charges to other communications companies for long distance service provided to our customers. These variable charges are based on our customers’ usage, applied at pre-negotiated rates with the long-distance carriers.

•	Intercarrier Compensation. We pay charges to other communications companies for their transport and termination of calls originated by our customers and destined for customers of other networks. These variable charges are based on our customers’ usage and generally applied at pre-negotiated rates with other carriers, although some carriers have sought to impose such charges unilaterally.

•	Cell Site Costs. We incur expenses for the rent of towers, network facilities, engineering operations, field technicians and related utility and maintenance charges.

Cost of Equipment. We purchase broadband wireless personal communication handsets and accessories from third-party vendors to resell to our customers and indirect retailers in connection with our services. We subsidize the sale of handsets to encourage the sale and use of our services. We do not manufacture any of this equipment.

Selling, General and Administrative Expenses. Our selling expense includes advertising and promotional costs associated with marketing and selling to new customers and fixed charges such as store rent and retail associates’ salaries. General and administrative expense includes support functions including, customer care, billing, technical operations, finance, accounting, human resources, information technology and legal services. We record compensation expense associated with employee stock options issued below estimated fair market value at the date of grant. In addition, we record compensation expense at the end of each reporting period with respect to our variable stock options.

Depreciation and Amortization. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are ten years for network infrastructure assets and capitalized interest, three to seven years for office equipment, which includes computer equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the term of the respective leases, which includes renewal periods that are reasonably assured, or the estimated useful life of the improvement, whichever is shorter.

Interest Expense and Interest Income. Interest expense consists of interest on our FCC notes based on an estimated fair market borrowing rate at the time of issuance, of which 6.5% is paid in cash, and interest on our Senior Notes. Interest income is earned primarily on our cash and cash equivalents.

Income Taxes. As a result of our operating losses and accelerated depreciation available under federal tax laws, we have paid no federal income taxes through the end of 2004. In addition, we have paid an immaterial amount of state income tax through the end of 2004.

Set forth below is a summary of certain key performance indicators for the periods indicated:

	2004	2003	Change
		(Restated)
Customers:
End of period	1,398,732	976,899	43%
Net additions	421,833	463,415	(9)%
Churn:
Average monthly rate	4.92%	4.63%	6%
ARPU	$41.13	$37.49	10%
CPGA	$103.78	$100.46	3%

Customers. Net customer additions were approximately 422,000 for the year ended December 31, 2004, bringing our total customers to approximately 1.4 million as of December 31, 2004, an increase of 43% over the total customers as of December 31, 2003. This increase was predominately due to the continued demand for our service offering.

Churn. The average monthly rate of customer turnover (“churn”) was 4.92% and 4.63% for the years ended December 31, 2004 and 2003, respectively. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. When calculating churn, other wireless carriers in the U.S. typically do not count customers that discontinue service in the first 30 days as churn and do not classify delinquent customers as churn until they have been delinquent for at least 90 days. In contrast, we immediately recognize a customer who disconnects after the seven day refund period as churn and classifies delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded phone and does not identify themselves as an existing customer, we count that phone leaving service as a churn and the new phone entering service as a gross addition.

Average Revenue Per User. Average revenue per user (“ARPU”) was $41.13 and $37.49 for the years ended December 31, 2004 and 2003, respectively. ARPU represents (a) service revenues less activation revenues, E-911, FUSF and Vendor’s Compensation charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. The $3.64, or 10%, increase in ARPU was primarily the result of successfully attracting our customers to higher priced service plans, which also include unlimited nationwide long distance for $40 per month as well as unlimited nationwide long distance and certain other services and features on an unlimited basis for $45 per month. For more detail regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Cost Per Gross Addition. Cost per gross addition (“CPGA”) was $103.78 and $100.46 for the years ended December 31, 2004 and 2003, respectively. The $3.32, or 3%, increase in CPGA was the result of a decrease in activation fees revenue partially offset by lower per unit handset subsidies. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. For more detail regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Set forth below is a summary of certain financial information for the periods indicated:

	2004	2003	Change
	(Restated) (in thousands)
Revenues
Service revenue	$616,401	$369,851	67%
Equipment revenues	131,849	81,258	62%
Cost of service (excluding depreciation and amortization disclosed separately below)	200,806	122,211	64%
Cost of equipment	221,217	150,832	47%
Selling, general and administrative expenses	133,059	94,073	41%
Depreciation and amortization	62,201	42,428	47%
Interest expense	19,030	11,115	71%
Provision for income taxes	47,000	16,179	191%
Net income	64,890	15,358	323%

Revenues. For the year ended December 31, 2004, our total revenues increased $297.1 million, or 66%, to $748.2 million from $451.1 million for the year ended December 31, 2003. Service revenues accounted for 82% of total revenues and equipment revenues accounted for 18% of total revenues for the year ended December 31, 2004.

Service revenues increased $246.5 million, or 67%, to $616.4 million for the year ended December 31, 2004 from $369.9 million for the year ended December 31, 2003. The increase is mainly attributable to the addition of approximately 422,000 subscribers during 2004 as well as a 10% increase in average revenue per user.

Equipment revenues increased $50.6 million, or 62%, to $131.9 million for the year ended December 31, 2004 from $81.3 million for the year ended December 31, 2003. The increase was attributable to the increase in gross customer additions during the year of approximately 1.1 million as well as upgrade sales to our existing customers due to the increased number of handsets models available for purchase during 2004.

Cost of Service. Cost of service increased $78.6 million, or 64%, to $200.8 million for the year ended December 31, 2004 from $122.2 million for the year ended December 31, 2003. The increase was attributable to the addition of approximately 422,000 subscribers during the year, in line with the increase in service revenues. Additionally, employee costs, cell site and switch facility lease expense and repair and maintenance expense increased as a result of the growth of our business and the expansion of our network.

Cost of Equipment. Cost of equipment increased $70.4 million, or 47%, to $221.2 million for the year ended December 31, 2004 from $150.8 million for the year ended December 31, 2003. The increase in cost of equipment was due to a slight increase in the average handset cost per unit which related to an increase in sales of higher priced handset models in 2004. In addition, we experienced an increase in the number of handsets sold to new customers during the year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $39.0 million, or 41%, to $133.1 million for the year ended December 31, 2004 from $94.1 million for the year ended December 31, 2003. Selling, general and administrative expenses include non-cash compensation expense, which increased $4.8 million, or 87%, to $10.4 million for the year ended December 31, 2004 from $5.6 million for the year ended December 31, 2003. This increase was primarily related to the extension of the exercise period of stock options for a terminated employee in the amount of approximately $3.6 million. The remaining increase was a result of an increase in the estimated fair market value of our stock used for valuing stock options accounted for under variable accounting. Selling expenses increased by $8.6 million as a result of increased sales and marketing activities. General and administrative expenses increased by $25.6 million primarily due to the increase in our administrative costs associated with our customer base and to network expansion, a $8.1 million increase in professional fees including legal and accounting services, a $3.7 million increase in employee salaries and benefits, a $3.6 million increase in bank service charges, a $0.5 million increase in rent expense, a $1.2 million increase in personal property tax expense, and a $1.1 million increase in property insurance. Of the $8.1 million increase in professional fees, approximately $3.2 million was related to the preparation of a registration statement for an initial public offering of our Common Stock to the public. These costs were expensed, as this initial public offering was not completed and the registration statement has been withdrawn.

Depreciation and Amortization. Depreciation and amortization expense increased $19.8 million, or 47%, to $62.2 million for the year ended December 31, 2004 from $42.4 million for the year ended December 31, 2003. The increase related primarily to an increase in network infrastructure assets placed into service in 2004. In-service base stations and switching equipment increased by $243.9 million during the year ended December 31, 2004. In addition, we had 457 more cell sites in service at December 31, 2004 than at December 31, 2003. We expect depreciation to continue to increase due to the additional cell sites, switches and other network equipment that we plan to place in service to meet future customer growth and usage.

Interest Expense. Interest expense increased $7.9 million, or 71%, to $19.0 million for the year ended December 31, 2004 from $11.1 million for the year ended December 31, 2003. The increase was primarily attributable to interest expense on our $150.0 million Senior Notes that were issued in September 2003.

Provision for Income Taxes. Income tax expense for year ended December 31, 2004 increased to $47.0 million, which is approximately 42% of our income before provision for income taxes. For the year ended December 31, 2003 the provision for income taxes was $16.2 million, or approximately 51% of income before provision for income taxes. The increase in our income tax expense in 2004 was attributable to our increased operating profits. The decrease in the effective tax rate from 2003 to 2004 relates primarily to the increase in book income which lowers the effective rate of tax items included in the calculation. In addition, the 2003 income tax provision includes a charge required under California law to partially reduce the 2003 California net operating loss carryforwards. However, this statutory requirement did not exist in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Set forth below is a summary of certain financial information for the periods indicated:

	2003	2002	Change
	(Restated)	(Restated)
	(in thousands)
Revenues
Service revenue	$369,851	$102,293	262%
Equipment revenues	81,258	27,048	200%
Cost of service (excluding depreciation included below)	122,211	63,567	92%
Cost of equipment	150,832	106,508	42%
Selling, general and administrative expenses	94,073	55,161	71%
Depreciation and amortization	42,428	21,472	98%
Interest expense	11,115	6,720	65%
Provision for income taxes	16,179	25,528	(37)%
Net income	15,358	130,305	(88)%

Revenues. For the year ended December 31, 2003, our total revenues increased $321.8 million, or 249%, to $451.1 million from $129.3 million for the year ended December 31, 2002. Service revenues accounted for 82% of total revenues and equipment revenues accounted for 18% of total revenues for the year ended December 31, 2003.

Service revenues increased $267.6 million, or 262%, to $369.9 million for the year ended December 31, 2003 from $102.3 million for the year ended December 31, 2002. The increase was attributable to the timing of the commercial launch of our market clusters and a 268% increase in the average number of our customers. We launched service in the Miami, Atlanta and Sacramento metropolitan areas in the first quarter of 2002, and in the San Francisco-Oakland-San Jose metropolitan area in September 2002. We launched commercial operations on the west coast of Southern Florida in October 2003.

Equipment revenues increased $54.2 million, or 200%, to $81.3 million for the year ended December 31, 2003 from $27.1 million for the year ended December 31, 2002. The increase was attributable to a 43% increase in gross additions and a 99% increase in revenue per handset, and $12.0 million of upgrade sales to our existing customers. In 2002, we offered only one handset model to new customers.

Cost of Service. Cost of service increased $58.6 million, or 92%, to $122.2 million for the year ended December 31, 2003 from $63.6 million for the year ended December 31, 2002. The increase was attributable to the timing of the commercial launch of our market clusters and the increase in our number of customers, which resulted in a $16.1 million increase in interconnect fees, a $12.9 million increase in call center expenses, a $7.7 million increase in billing expenses, a $6.5 million increase in long distance costs, and a $6.2 million increase in E-911 fees. Additionally, employee costs, cell site and switch facility lease expense and repair and maintenance expense increased as a result of the growth of our business and the expansion of our network.

Cost of Equipment. Cost of equipment increased $44.3 million, or 42%, to $150.8 million for the year ended December 31, 2003 from $106.5 million for the year ended December 31, 2002. The increase was due to a 66% increase in the number of handsets sold offset by a 7% reduction in average handset cost per unit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $38.9 million, or 71%, to $94.1 million for the year ended December 31, 2003 from $55.2 million for the year ended December 31, 2002. Selling, general and administrative expenses includes non-cash compensation expense which increased $4.1 million, or 267%, to $5.6 million for the year ended December 31, 2003 from $1.5 million for the year ended December 31, 2002. This increase was a result of an increase in the estimated fair market value of our stock used for valuing stock options accounted for under variable accounting. Selling expenses increased by approximately $17.8 million as a result of increased sales and marketing activities. General and administrative expenses increased by approximately $18.8 million primarily due to the increase in our customer base and to network expansion, including a $5.8 million increase in transaction fees for customer collections, a $2.1 million increase in handset repair fees, a $3.4 million increase in employee salaries and benefits, a $1.5 million increase in maintenance agreements for our network facilities, a $1.5 million increase in property insurance, and a $1.1 million increase in professional fees.

Depreciation and Amortization. Depreciation and amortization expense increased $20.9 million, or 98%, to $42.4 million for the year ended December 31, 2003 from $21.5 million for the year ended December 31, 2002. The increase related primarily to an increase in network infrastructure assets placed in service due to the timing of the commercial launch of our market clusters. In-service base stations and switching equipment increased by $133.7 million during the year ended December 31, 2003. In addition, we had 142 more cell sites in service at December 31, 2003 than at December 31, 2002. We expect depreciation to continue to increase due to the additional cell sites, switches and other network equipment that we plan to place in service to meet future customer growth and usage.

Interest Expense. Interest expense increased $4.4 million, or 65%, to $11.1 million for the year ended December 31, 2003 from $6.7 million for the year ended December 31, 2002. The increase was primarily attributable to interest expense on our $150.0 million Senior Notes that were issued in September 2003.

Provision for Income Taxes. Income tax expense for year ended December 31, 2003 decreased to $16.2 million, which is approximately 51% of our income before provision for income taxes. For the year ended December 31, 2002 the provision for income taxes was $25.5 million, or approximately 16% of income before provision for income taxes. The decrease in our income tax expense in 2003 was attributable to our decreased operating profits. The increase in the overall effective tax rate in 2003 was attributable to a $39.7 million release of the valuation allowance that was recorded against income tax expense in 2002. We have been able to take advantage of accelerated depreciation available under federal tax law in 2002 and 2003, which has created a significant deferred tax liability. The reversal of the timing differences which gave rise to the deferred tax liability, future taxable income and future tax planning strategies will allow us to benefit from the deferred tax assets. As such, most of the valuation allowance was released in 2002.

Set forth below is a summary of certain key performance indicators for the periods indicated:

	2003	2002	Change
	(Restated)	(Restated)
Customers:
End of period	976,899	513,484	90%
Net additions	463,415	513,484	(10)%
Churn:
Average monthly rate	4.63%	4.45%	4%
ARPU	$37.49	$39.23	(4)%
CPGA	$100.46	$157.02	(36)%

Customers. Net customer additions were approximately 463,000 for the year ended December 31, 2003, bringing our total customers to approximately 977,000 as of December 31, 2003, an increase of 90% over our total customers as of December 31, 2002. This increase was due to the timing of our commercial launch and the continued demand for our service offering.

Churn. The average monthly churn rate was 4.63% and 4.45% for the years ended December 31, 2003 and 2002, respectively.

Average Revenue Per User. ARPU was $37.49 and $39.23 for the years ended December 31, 2003 and 2002, respectively. The $1.74, or 4%, decrease in ARPU was primarily the result of an increase in customers that did not pay for service while in hotlined status. For more detail regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Cost Per Gross Addition. CPGA was $100.46 and $157.02 for the years ended December 31, 2003 and 2002, respectively. The $56.56, or 36%, decrease in CPGA was the result of an increase in activation fees revenue as well as lower per unit handset subsidies. Equipment costs for handsets sold to existing customers, including handset upgrade transactions, are excluded from CPGA as these costs are incurred specifically for existing customers. For more detail regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Liquidity and Capital Resources

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. Our aggregate capital expenditures for 2005, which were primarily associated with our efforts to increase the capacity of our network through the addition of cell sites and switches, was approximately $270 million. A portion of this amount includes the cost to begin the build out of our network for the newly acquired licensed areas in Tampa-Sarasota, Dallas and Detroit. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new markets have attractive demographics which will result in increased revenues. We believe our cash on hand at December 31, 2005 and cash generated from operations will be sufficient to meet our projected capital requirements for the foreseeable future. Although we estimate that these funds will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial, for future network upgrades and advances in new technology.

Existing Indebtedness. At December 31, 2004, we had $185.0 million of total indebtedness, consisting of $150.0 million principal amount of our Senior Notes, $33.4 million face amount of our FCC notes, which are recorded net of unamortized original issue discount of $2.5 million, and $4.1 million of debt associated with our obligation to other carriers for the cost of clearing microwave links in areas covered by our licenses. In September 2004, the trustee of the indenture governing our Senior Notes provided notice of our failure to comply with our covenant to file with the Securities and Exchange Commission and furnish to the holders of our Senior Notes, quarterly reports required to be filed pursuant to the Exchange Act. We requested waivers of any default or event of default arising from a failure by us to comply with a reporting covenant contained in the indenture relating to the

Senior Notes (“Indenture”) from a majority of our Senior Note holders and we received and accepted requisite consents to the waiver from holders of a majority of the principal amount of the Senior Notes. Accordingly, the reporting covenant was waived until the close of business on May 2, 2005.

In May 2005, holders of all of the Senior Notes tendered their Senior Notes in response to the Company’s tender offer and consent solicitation. As a result, MetroPCS, Inc. executed a supplemental indenture governing the Senior Notes to eliminate substantially all of the restrictive covenants and event of default provisions in the Indenture, to amend other provisions of the Indenture, and to waive any and all defaults and events of default that may have existed under the Indenture. In May 2005, the Company accepted and purchased all of its outstanding Senior Notes.

On May 31, 2005, we repaid the outstanding principal balance of $15.7 million and accrued interest of $0.1 million on debt payable to the FCC. This debt was incurred in connection with the acquisition of our original PCS licenses and had an interest rate of 6.5% and a maturity date in January 2007. The notes were secured by a first priority interest in the Company’s original PCS licenses. The repayment resulted in a loss on extinguishment of debt of $1.0 million.

As a result of the sales by existing shareholders as part of the tender offer made by Madison Dearborn and TA Associates, we were required to pay off the remaining payments due the carriers to whom we owe a microwave relocation cost sharing liability. We have paid or are in the process of paying off these microwave relocation liabilities.

Other Long-Term Liabilities. At December 31, 2004, we had approximately $21.4 million in other long-term liabilities, which is mostly comprised of a reserve for uncertain tax positions, compared to $27.0 million at December 31, 2003. The primary cause of the decrease was a reduction of $8.5 million in liabilities to certain network equipment providers, offset by an increase in asset retirement obligations of approximately $0.8 million.

Historical Cash Flow. As of December 31, 2004, we had $22.5 million in cash and cash equivalents, as compared to $68.4 million at December 31, 2003. Cash provided by operating activities was $150.4 million during the year ended December 31, 2004 as a result of our net income of $64.9 million and $127.9 million of non-cash charges consisting primarily of depreciation and amortization, deferred expenses, accretion of interest and non-cash compensation, offset by $42.4 million used in cash due to changes in working capital. Cash used in investing activities was $190.9 million during the year ended December 31, 2004, primarily relating to capital expenditures associated with increasing the service coverage and capacity of our network and the purchase of additional FCC licenses, partially offset by net proceeds from the sale of investments. Cash used in financing activities was $5.4 million during the year ended December 31, 2004, primarily relating to the repayment of debt to the FCC.

As of December 31, 2003, we had $68.4 million in cash and cash equivalents, as compared to $60.7 million in cash and cash equivalents at December 31, 2002. Cash provided by operating activities was $112.6 million during the year ended December 31, 2003 as a result of our net income of $15.3 million and $73.6 million of non-cash charges consisting primarily of depreciation and amortization, deferred expenses, accretion of interest and non-cash compensation, and $23.7 million of cash provided by changes in working capital. Cash used in investing activities was $306.9 million during the year ended December 31, 2003, primarily relating to capital expenditures associated with increasing the capacity of our network and the purchase of short-term investments. Cash provided by financing activities was $201.9 million during the year ended December 31, 2003, primarily relating to the net proceeds from the sale of our Senior Notes of $145.5 million and the sale of our Series D Preferred Stock of $65.5 million.

As of December 31, 2002, we had $60.7 million in cash and cash equivalents, as compared to $42.7 million in cash and cash equivalents at December 31, 2001. Cash used in operating activities was $50.7 million during the year ended December 31, 2002 as a result of our net income of $130.3 million, $60.8 million of cash provided by changes in working capital and $37.8 million of non-cash charges consisting primarily of depreciation and amortization, deferred income taxes, accretion of interest, and non-cash compensation, offset by $279.6 million gain on disposal of assets, $279.0 million of which resulted from our sale of spectrum, the proceeds of which are included in investing cash flows. Cash used by investing activities was $88.3 million during the year ending December 31, 2002, related to capital expenditures associated with our network build-out, offset by $141.2 million of proceeds on our sale of spectrum. Cash provided by financing activities was $157.0 million during the year ended December 31, 2002, primarily relating to proceeds from the sale of our Series D Preferred Stock.

We have realized significant increases in cash flows from operating activities during 2004 as the scale of our business and the size of our customer base have grown. While we believe that our current business will continue to generate increasing cash flows from operating activities in the long-term, accelerated near-term growth could adversely affect operating cash flows as a result of the costs required to attract new customers, including handset subsidies and increased advertising and marketing expenses. As a result of our growth strategy, our cash flows from operating activities for 2005 may decline as compared to recent historical periods.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table provides aggregate information about our contractual obligations as of December 31, 2004. See Note 9 to our consolidated financial statements included elsewhere in this report.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations:
Long-term debt, including current portion	$187,470	$14,310	$19,157	$1,110	$152,893
Interest expense on long-term debt (1)	112,659	18,060	33,507	32,680	28,412
Operating leases	334,223	39,471	82,215	83,022	129,515

Total cash contractual obligations	$634,352	$71,841	$134,879	$116,812	$310,820

(1)	Interest expense on long-term debt includes future interest payments on outstanding obligations for FCC notes, $150 million Senior Notes, and microwave clearing obligations. As noted above, on May 31, 2005, we repaid all outstanding debt payable to the FCC and repurchased all of our outstanding Senior Notes.

Inflation

We believe that inflation has not materially affected our operations.

Effect of New Accounting Standards

In December 2003, the FASB issued a revised interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (FIN No. 46(R)), which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN No. 46). FIN No. 46(R) clarifies and expands current accounting guidance for variable interest entities. FIN No. 46 and FIN No. 46(R) are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN No. 46 and FIN No. 46 (R) did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, including stock options granted to employees. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25 and its related interpretations. This statement will be effective for awards granted, modified or settled in interim periods or fiscal years beginning after December 15, 2005. We are currently in the process of evaluating the effect of SFAS No. 123(R).

In March 2005, the FASB issued Interpretation No. 47 which serves as an interpretation of FASB Statement No. 143, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN No. 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 is effective for the year ended December 31, 2005. We have concluded that the adoption of FIN No. 47 will not have a material impact on our financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and error corrections made in years beginning after the date that SFAS No. 154 was issued. We have not completed our evaluation of the effect of SFAS No. 154.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not completed our evaluation of the effect of SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” (“SFAS No. 156”). This Statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. We have not completed our evaluation of the effect of SFAS No. 156.

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures and key performance indicators that are not calculated in accordance with GAAP to assess our financial and operating performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

We believe average revenue per user, or ARPU, is a useful measure to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. ARPU is calculated exclusive of activation revenues, as these amounts are a component of our costs of acquiring new customers and are included in our calculation of CPGA. ARPU is also calculated exclusive of E-911 and Federal Universal Service Fund (“FUSF”) charges, as these are generally pass through charges that we collect from our customers and remit to the appropriate government agencies. ARPU also excludes vendor’s compensation revenue related to rebates received from certain states for collecting and remitting taxes.

Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. The following table shows the calculation of ARPU for the periods indicated:

Average Revenue Per User (ARPU)

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(in thousands, except average number of customers and ARPU)
Service revenues	$616,401	$369,851	$102,293
Less:
Activation revenues	7,874	14,410	3,018
E-911, FUSF and Vendor’s Compensation charges	12,522	6,527	—

Net service revenues	$596,005	$348,914	$99,275

Divided by:
Average number of customers	1,207,521	775,605	210,881

Average revenue per user (ARPU)	$41.13	$37.49	$39.23

We utilize CPGA to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also provides a gauge to compare our average acquisition costs per new customer to those of other wireless communications providers. Activation revenues and equipment revenues related to new customers are deducted from selling costs in this calculation as they represent amounts paid by customers at the time their service is activated which reduce our acquisition cost of those customers. Additionally, equipment costs associated with existing customers, net of the related revenues, are excluded as this measure is intended to reflect only the acquisition costs related to new customers. The following table shows the calculation of CPGA for the periods indicated:

Cost Per Gross Addition (CPGA)

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(in thousands, except gross customer additions and CPGA)
Selling expenses	$52,605	$44,006	$26,228
Less: Activation revenues	7,874	14,410	3,018
Less: Equipment revenues	131,849	81,258	27,048
Add: Equipment revenue not associated with new customers	54,323	13,228	482
Add: Cost of equipment	221,217	150,832	106,508
Less: Equipment costs not associated with new customers	70,651	22,549	4,850

Gross addition expenses	$117,771	$89,849	$98,302

Divided by:
Gross customer additions	1,134,762	894,348	626,050

Cost per gross addition (CPGA)	$103.78	$100.46	$157.02

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not routinely enter into derivatives or other financial instruments for trading, speculative or hedging purposes. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.

Prior to May 31, 2005, our outstanding indebtedness associated with the Senior Notes accrued interest at fixed rates. On February 22, 2005, we entered into a bridge loan facility that provided for floating interest rates. On May 31, 2005, we entered into secured credit facilities that provided for floating interest rates and repaid the Senior Notes, the FCC Debt and the bridge loan. Our outstanding indebtedness as of December 31, 2005 bears interest at floating rates tied to a fixed spread to the London Inter Bank Offered Rate. The interest rate on the outstanding debt under our credit facilities as of December 31, 2005 were 8.25% for the First Lien Credit Agreement and 10.75% for the Second Lien Credit Agreement (together, the “Credit Agreements”). As of December 31, 2005, there was $900.0 million outstanding under the Credit Agreements. If market interest rates increase 100 basis points in 2006 over the rates in effect at December 31, 2005, interest expense would increase $9.0 million.

In June 2005, the Company entered into a three-year interest rate cap agreement, as required by the Credit Agreements, to reduce the impact of interest rate changes on $450.0 million of the debt outstanding under the Credit Agreements. The Company paid $1.9 million upon execution of the three-year interest rate cap agreement.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is included in Part IV, Item 15(a)(1) and is presented beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 13, 2005, PwC, the Company’s independent auditor for 2002 and 2003, declined to stand for re-election as the independent registered public accounting firm for the Company. PwC’s tenure as the Company’s independent registered public accounting firm was to end upon completion of the financial statement audit for 2004. On January 4, 2006, PwC was dismissed by the Company. The Company’s audit committee participated in and approved the decision to change its independent registered public accounting firm.

PwC’s reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the fiscal years ended December 31, 2003 and 2002 and through January 4, 2006, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the financial statements for such years.

As defined in Item 304(a)(1)(v) of Regulation S-K of the SEC, there was a reportable event related to five material weaknesses in the Company’s internal control over financial reporting. The material weaknesses related to deficiencies in the Company’s information technology and accounting control environments, insufficient “tone at the top,” a lack of automation in the revenue reporting process and deficiencies in its accounting for income taxes (See Item 9A. Controls and Procedures contained in this report).

The Company has requested PwC to furnish the Company with a letter addressed to the SEC stating whether PwC agrees with the above statements. A copy of PwC’s letter, dated May 9, 2006, is filed as Exhibit 16.1 to this Form 10-K.

In August 2005, Deloitte was appointed by the audit committee of our board of directors as the independent auditor for the Company for the audit of the year ending December 31, 2005. On January 4, 2006, Deloitte was appointed by the audit committee of our board of directors as the independent auditor for the Company for the audit of the year ended December 31, 2004.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that certain control deficiencies, some of which constituted a material weakness, existed in our internal control over financial reporting as of December 31, 2004. As a result of the material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2004.

In March 2005, we established a disclosure committee whose charter had been adopted in February 2005 by our CEO and the CFO. The disclosure committee, whose primary responsibilities include considering the materiality of information, instituting and evaluating our disclosure controls, reviewing disclosures, and determining our disclosure obligations, acts as an integral part of our internal review process for financial disclosures in our consolidated financial statements. In addition, the disclosure committee acts as our ultimate internal authority regarding the public release and dissemination of all material information about the Company. The disclosure committee has developed disclosure controls and procedures which document the policies and procedures to ensure that we record, process, summarize and report in our consolidated financial statement disclosures all information that is required to be disclosed and pursuant to processes that enable our CEO and CFO to make appropriate decisions regarding the disclosure. The disclosure controls and procedures also include the guidelines which set forth the key elements of the disclosure procedures applicable to all relevant Company personnel. These guidelines are designed to notify all relevant Company personnel of their disclosure obligations, and to provide a method for personnel to notify us of any matters potentially requiring disclosure. It is our policy to obtain, from certain of our employees, written representations in connection with the issuance of our consolidated quarterly and annual financial statements. Our CEO, CFO and chief accounting officer (“CAO”) request certain employees within their organizations to certify to them in writing, much of the same information that our CEO and CFO would be required to certify or represent to the SEC under Section 302 of the Sarbanes-Oxley Act of 2002. In September 2005, we implemented an extensive subcertification process as one of many remedial measures to address the material weakness in disclosure controls and procedures.

In light of the deficiencies in our internal control over financial reporting and as part of the extensive work undertaken in connection with the restatement of our financial statements for the years ended December 31, 2002 and 2003 (See Note 2 to consolidated financial statements included in this report), we performed compensating procedures and processes as necessary, including additional analyses and other post-closing procedures in order to ensure that our consolidated financial statements included in this Annual Report on Form 10-K are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the consolidated financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for the periods presented in this report.

Evaluation of Internal Control Over Financial Reporting

Our management has identified matters involving our internal control over financial reporting that constituted material weaknesses as defined by the American Institute of Certified Public Accountants (“AICPA”) under AU Section 325, “Communications About Control Deficiencies in An Audit of Financial Statements,” pursuant to which:

•	material weaknesses are defined as reportable conditions in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or irregularities in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions; and

•	reportable conditions are defined as matters representing significant deficiencies in the design or operation of internal controls that, in the judgment of our management, could adversely affect our ability to initiate, record, process, summarize and report financial data consistent with our management’s assertions in our consolidated financial statements.

These definitions in AU Section 325 are consistent with the definitions of significant deficiency and material weakness as defined by the Public Company Accounting Oversight Board in Auditing Standard No. 2.

The material weaknesses in our internal control over financial reporting that existed as of December 31, 2004 related to deficiencies in our information technology and accounting control environments, insufficient “tone at the top,” a lack of automation in the revenue reporting process and deficiencies in our accounting for income taxes. As more fully described in Note 2 to our consolidated financial statements included in this report, our management and audit committee concluded that the Company’s previously reported consolidated financial statements for the years ended December 31, 2002 and 2003 should be restated to correct accounting errors resulting from these material weaknesses. We have identified, developed and implemented a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified, as discussed below.

Information Technology Control Environment. Our management determined that we had an ineffective information technology (“IT”) control environment. The deficiencies that were identified included:

•	lack of an IT strategic plan;

•	inadequate management and monitoring of third-party service providers;

•	inadequate controls related to application access, system administrator rights and master data maintenance;

•	inadequate documentation of IT policies and procedures; and

•	ineffective segregation of duties.

Beginning in 2005 and continuing into 2006, we have implemented certain remedial measures to address these deficiencies in our general IT controls, including:

•	implementation of security and data protection policies, procedures and controls;

•	development and implementation of a technology transformation document which defines the IT strategy, mission, goals and objectives;

•	implementation of a formal IT application acquisition and development policy;

•	implementation of a formal IT vendor management policy and assignment of dedicated personnel to manage vendor relationships;

•	increases to the size of the IT staff to include an experienced Vice President and Chief Information Officer, as well as additional management-level personnel;

•	continuing oversight by the IT steering committee that meets monthly and whose primary responsibilities are to review the impact of new systems, oversee IT initiatives and ensure that IT activities are aligned with the overall strategy of the Company; and

•	implementation of an identification and access management program to control and administer access provisioning and management.

Accounting Control Environment. In 2004, our management identified errors in the timing and accuracy of the accounting for certain transactions in our financial statement close process that affected our consolidated financial statements for the years ended December 31, 2002 and 2003. These errors are further discussed in Note 2 to our consolidated financial statements contained in this annual report on Form 10-K. The control deficiencies related to these errors were determined to constitute a material weakness in our internal control over financial reporting. The material weakness related to our lack of documented policies and procedures designed to ensure the proper recording of transactions in accordance with GAAP and the lack of timely and accurate account reconciliations. Furthermore, we believe these control deficiencies occurred because (i) accounting personnel who are no longer employed by us made incorrect judgments concerning accounting for certain transactions, (ii) we did not maintain sufficient staffing of our accounting department, and (iii) we did not have accounting management personnel with adequate training and familiarity with the application of GAAP and policies and procedures relating to internal control over financial reporting. In addition, we failed to establish sufficient internal control over financial reporting designed to ensure the proper functioning of the financial statement close process.

Upon identification of the material weakness, our management and the audit committee of our board of directors took steps to correct the errors that were identified and to implement remedial measures to address the material weakness relating to the identified transactions and our financial statement close process, including:

•	replacing a significant portion of our accounting management and accounting staff with more experienced personnel with adequate training and expertise, including an experienced Chief Financial Officer and Chief Accounting Officer;

•	increasing the size of our accounting staff, including additional management-level accounting personnel. This increase in size allows further segregation of duties and allows additional levels of internal review and supervision within our accounting organization;

•	establishing formal, documented accounting policies and procedures to improve our internal control over financial reporting, including policies and procedures relating to our financial statement close process. These policies and procedures govern approvals, documentation requirements and standardized record keeping; and

•	reviewing, analyzing and correcting all identified instances of errors in our records, procedures and controls, resulting in restating each of our financial statement periods for the years ended December 31, 2002 and 2003.

As noted above, we have established formal, documented accounting policies and procedures to improve our internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting. These policies and procedures require: approval for inputs to, and outputs from, our financial accounting system; detailed minimum documentation requirements for journal entries, account reconciliations and other accounting-related documents; standardized organization and maintenance of accounting files; improved tracking of assets; and established procedures related to purchase orders and automation of the requisitioning process. In addition, all approvals within the process require the dated signature of appropriate personnel from our accounting management.

Tone at the Top. Our management determined that we were delinquent in communicating and stressing the importance of internal controls throughout the organization. This conclusion was confirmed by the report of the independent investigation conducted by the audit committee of our board of directors, as discussed more fully under “Certain Developments Since January 1, 2004” in Item I Part I of this report on Form 10-K. The control environment sets the tone of an organization, influencing the control consciousness of its employees. It is the foundation for all other components of internal control, providing discipline and structure. Significant control environment factors include:

•	the integrity, ethical values and competence of the Company’s employees;

•	management’s philosophy and operating style;

•	the manner in which management assigns authority and responsibility and organizes and develops its employees; and

•	the attention and direction provided by the Company’s board of directors.

We recognize that “tone at the top” is a key element of an organization’s control environment and we are very focused and committed to providing the correct tone and structure within the Company. Our management and our board of directors have taken the following steps to remediate the material weakness relating to tone within the organization by:

•	emphasizing the importance of financial reporting and internal controls at quarterly operational reviews with regional offices and corporate departments that are chaired by our CEO, with appropriate corporate officers and staff management attending each review;

•	development of a comprehensive communications program to ensure more timely and effective communications to all employees including quarterly reminders encouraging employees to use our ethics hotline;

•	performance of a company-wide risk assessment;

•	development of a company-wide anti-fraud program;

•	implementation of a policy of zero tolerance to ethical or policy violations; and

•	implementation of a mandatory ethics and civil treatment training program.

Management believes that the remedial measures described above and other actions taken achieve management’s objective to promote and communicate the need for a strong control environment.

Revenue Reporting Process. In 2003, our management determined that the methodology utilized to record revenue and deferred revenue in our consolidated financial statements (the “Summary Method”) was inadequate and could not be relied upon to provide accurate, detailed financial statement results. This methodology was a manually intensive, summary based accounting process and relied heavily upon estimates throughout the monthly revenue accounting close process. We identified the lack of automation in the revenue reporting process as a material weakness in our internal controls over revenue reporting. Remediation of the material weakness required the automation of reports, including the development of reporting that details the deferred revenue and service revenues accounts on a customer-by-customer basis. Remediation also required the automation of the transfer of information between our billing system and our general ledger, which was being performed manually.

An alternate design of an automated customer level revenue accounting model was outlined in late December 2004, and development of this model began immediately. This automated methodology (“Customer Method”) is based upon the recognition or deferral of billed charges at a detailed customer level. At month end, the revenue model calculates the earned revenue as well as deferred unearned charges and will auto-populate journal entry templates for direct upload into the financial accounting system.

To further address deficiencies in the revenue reporting process, we made significant changes to other controls related to revenue reporting, including implementation of the following procedures:

•	a more timely and complete monthly reconciliation of customer level accounts receivable balances provided by our billing system to the corresponding balances in our general ledger and the related deferred revenue accounts;

•	monthly comparative analyses of our balance sheet account and income statement account trends, and monthly actual-to-budget variance analyses of income statement accounts; and

•	monthly comparative analysis of revenues per customer compared to prior months and compared to budget, on both a market-by-market basis and a company-wide basis.

As a result of these procedures, our management identified and recorded adjustments to our deferred revenue and service revenues in order to correct the consolidated financial statements for years ended December 31, 2002 and 2003. These procedures also resulted in reclassification entries on our balance sheet to properly classify amounts between deferred revenues and other liability accounts related to taxes and other charges to customers.

To further enhance our internal controls, we have replaced a significant portion of our revenue accounting management and accounting staff with more experienced personnel with adequate training and expertise, including an experienced Staff Vice President of Revenue Management who has several years of relevant experience with revenue and billing systems in the telecommunications industry. We have also hired additional management-level personnel whose focus is to make sure that we are effectively utilizing all of the functions available in our billing system, expand the related reporting capabilities, and continue to enhance and further automate our processes related to revenue accounting. We also have increased the overall size of the revenue accounting staff to include experienced personnel with adequate training and expertise. In order to reduce the risk of manual errors, we have automated the summarization and transfer of information from our billing system to our general ledger. We have also developed reports that have substantially improved our control over the revenue calculation and deferred revenue reconciliation process.

Accounting for Income Taxes. Our management determined that we did not maintain effective controls over our accounting for income taxes. Specifically, we did not have adequate controls designed and in place to ensure the completeness and accuracy of the income tax provision, and the related deferred tax assets and liabilities and income taxes payable or receivable in conformity with generally accepted accounting principles. This control deficiency could result in a misstatement of income tax expense, taxes payable or receivable, and deferred tax assets and liabilities that would result in a material misstatement to our annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The following steps are being taken to remediate the material weakness relating to accounting for income taxes:

•	We intend to increase our tax department staff, with particular emphasis on obtaining additional personnel with a background in the financial reporting requirements and the determination of the provision for income taxes in accordance with SFAS No. 109 and related generally accepted accounting principles; and

•	We intend to increase review procedures and controls related to income tax accounting.

Summary. We are committed to maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our CFO, CAO, and key accounting personnel report regularly to the audit committee of our board of directors on significant accounting and financial matters.

We may in the future have additional material weaknesses in our internal control over financial reporting. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our consolidated financial statements. See “Risk Factors.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The changes to the Company’s internal control over financial reporting described above were implemented after December 31, 2004.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The executive officers and directors of MetroPCS Communications, and their ages as of March 31, 2006, are as follows:

Name	Age	Position
Roger D. Linquist(1)	67	President, Chief Executive Officer and Chairman of the Board of Directors
J. Braxton Carter(1)(2)	47	Senior Vice President and Chief Financial Officer
Christine B. Kornegay (3)	42	Vice President, Controller and Chief Accounting Officer
Malcolm M. Lorang	72	Senior Vice President and Chief Technology Officer
Mark A. Stachiw	44	Senior Vice President, General Counsel and Secretary
Robert A. Young	55	Executive Vice President, Market Operations
W. Michael Barnes(8)	63	Director, MetroPCS Communications, Inc.
Harry F. Hopper, III(4)(8)	52	Director, MetroPCS Communications, Inc.
C. Kevin Landry(5)(8)	61	Director, MetroPCS Communications, Inc.
Arthur C. Patterson (8)	62	Director, MetroPCS Communications, Inc.
James N. Perry, Jr.(6)(8)	45	Director, MetroPCS Communications, Inc.
John Sculley (8)	66	Director, MetroPCS Communications, Inc.
James F. Wade(7)(8)	50	Director, MetroPCS Communications, Inc.

(1)	Mr. Linquist and Mr. Carter are also the only members of MetroPCS’ board of directors.

(2)	Mr. Carter replaced J. Lyle Patrick as Chief Financial Officer in March 2005. Mr. Patrick resigned in February 2005 and his resignation was not caused by any disagreements with the Company.

(3)	Ms. Kornegay replaced J. Lyle Patrick as the principal accounting officer in January 2005.

(4)	Mr. Hopper resigned his position as a director in December 2004 and was subsequently reappointed as director in March 2005 and continues to serve as a director. Mr. Hopper’s resignation was not caused by any disagreements with the Company.

(5)	Mr. Landry was not a director during the fiscal year ended December 31, 2004, but is a current member of our board of directors.

(6)	Mr. Perry was not a director during the fiscal year ended December 31, 2004, but is a current member of our board of directors.

(7)	Mr. Wade resigned his position as a director in December 2004 and was subsequently reappointed as director in March 2005 and continues to serve as a director. Mr. Wade’s resignation was not caused by any disagreements with the Company.

(8)	Resigned his position as a director of MetroPCS in December 2005. The resignation was not caused by any disagreements with the Company.

Roger D. Linquist co-founded the Company and has served as our President, Chief Executive Officer, and chairman of the Board of Directors of both MetroPCS Communications and MetroPCS since its inception and its Secretary from inception through October 2004. In 1989, Mr. Linquist founded PageMart Wireless (now Metrocall), a U.S. paging company. He served as PageMart’s Chief Executive Officer from 1989 to 1993, and as Chairman from 1989 through March 1994, when he resigned to form MetroPCS. Mr. Linquist served as a director of PageMart Wireless from June 1989 to September 1997, and was a founding director of the Cellular Telecommunications and Internet Association. Mr. Linquist was an executive officer of MetroPCS when it initiated its bankruptcy proceedings in October 1997. Mr. Linquist is the father of Corey A. Linquist, our Vice President and General Manager, Sacramento; father of Todd C. Linquist, Director of Marketing; father-in-law of Michelle Linquist, Director of Revenue Logistics; and father-in-law of Phillip R. Terry, our Vice President of Corporate Marketing.

J. Braxton Carter became our Senior Vice President and Chief Financial Officer in March 2005 and a director of MetroPCS in December 2005. Previously, Mr. Carter served as our Vice President of Corporate Operations from February 2001 to March 2005. Prior to joining our Company, Mr. Carter was Chief Financial Officer and Chief Operating Officer of PrimeCo PCS, the successor entity of PrimeCo Personal Communications formed in March 2000. He held various senior management positions with PrimeCo Personal Communications, including Chief Financial Officer and Controller, from 1996 until March 2000. Mr. Carter also has extensive senior management experience in the retail industry and spent ten years in public accounting.

Christine B. Kornegay joined the Company as Vice President, Controller and Chief Accounting Officer in January 2005. Previously, Ms. Kornegay served as Vice President of Finance and Controller for Allegiance Telecom, Inc. from January 2001 to June 2004. Ms. Kornegay was an officer of Allegiance Telecom, Inc. when it initiated bankruptcy proceedings in May 2003. Prior to joining Allegiance Telecom, Inc. in January 2001, Ms. Kornegay held various accounting and finance roles with AT&T Wireless Services from June 1994 through January 2001.

Malcolm M. Lorang co-founded our Company and became our Senior Vice President and Chief Technical Officer in January 2006. Previously, Mr. Lorang served as our Vice President and Chief Technical Officer from our inception to January 2006. Prior to joining our Company, Mr. Lorang served as Vice President of Engineering for PageMart Wireless from 1989 to 1994. Mr. Lorang was an executive officer of MetroPCS when it initiated its bankruptcy proceedings in October 1997.

Mark A. Stachiw became our Senior Vice President, General Counsel and Secretary in January 2006. Previously, Mr. Stachiw served as our Vice President, General Counsel and Secretary from October 2004 until January 2006. Prior to joining our Company, Mr. Stachiw served as Senior Vice President and General Counsel-Allegiance Telecom Company Worldwide for Allegiance Telecom, Inc. from September 2003 to June 2004, and as Vice President and General Counsel-Allegiance Telecom Company Worldwide from March 2002 to September 2003. Mr. Stachiw was an officer of Allegiance Telecom, Inc. when it initiated bankruptcy proceedings in May 2003. Prior to joining Allegiance Telecom, Inc., from March 2001 through March 2002, he was Of Counsel at Paul, Hastings, Janofsky and Walker, and represented national and international telecommunications firms in regulatory and transactional matters. Before joining Paul Hastings, Mr. Stachiw was the chief legal officer for Verizon Wireless Messaging Services (formerly known as AirTouch Paging and PacTel Paging) and was the Vice President and General Counsel from April 2000 through March 2001, and Vice President, Senior Counsel and Secretary from April 1995 through April 2000.

Robert A. Young joined us as Executive Vice President, Market Operations in May 2001. Previously, Mr. Young served as President of the Great Lakes Area of Verizon Wireless from February 2001 until April 2001, and as President of Verizon Wireless Messaging Services (formerly known as AirTouch Paging and PacTel Paging) from April 2000 until January 2001. Prior to joining Verizon Wireless Messaging Services, Mr. Young held various positions with PrimeCo Personal Communications, including Vice President—Customer Care from April 1998 until April 2000, President—Independent Region from October 1997 until October 1998, and Vice President/General Manager—Houston from May 1995 until September 1997. He also chaired PrimeCo’s Information Technology Steering Committee and was a member of its Senior Leadership Team.

W. Michael Barnes, a director of our Company since May 2004, held several positions at Rockwell International Corporation (now Rockwell Automation, Inc.) between 1968 and 2001, including Senior Vice President, Finance & Planning and Chief Financial Officer from 1991 through 2001. Mr. Barnes also serves as a director of Advanced Micro Devices, Inc.

Harry F. Hopper, III, a director of our Company since March 2005, previously served as a director of our Company from May 2001 until December 2004 when he resigned. Mr. Hopper has been a managing member of Columbia Capital or its affiliates since 1994. Columbia Capital is a venture capital firm with an investment focus on communications services, media, network infrastructure and software and is an investor in our Company. Mr. Hopper is currently a member of the board of directors of Affinity Internet and Pegasus Communications, Inc. and was formerly a director of DSL.Net and Equinix as well as a number of privately held companies.

C. Kevin Landry, a director of our Company since August 2005. Mr. Landry currently serves as the Chief Executive Officer of TA Associates which through its funds, is an investor in our Company. TA Associates, founded in 1968, is one of the oldest and largest private equity firms in the world and focuses on investing in private companies and helping management teams build their businesses. Mr. Landry previously served as a director on the board of directors of Alex Brown Incorporated, Ameritrade Holding Corporation, Biogen, Continental Cablevision, Instinet Group, Keystone Group, SBA Communications, Standex International Corporation and the National Venture Capital Association.

Arthur C. Patterson, a director of our Company since its inception, is a founding General Partner of Accel Partners, a venture capital firm, which was established in 1983. Accel Partners is an investor in our Company. Mr. Patterson also serves as a director of iPass, Actuate and several privately held companies. Mr. Patterson was a director of MetroPCS when it initiated its bankruptcy proceedings in October 1997.

James N. Perry, Jr., a director of our Company since October 2005. Mr. Perry is a Managing Director of Madison Dearborn Partners, Inc., a Chicago-based private equity investing firm, where he specializes in investing in companies in the communications industry. From January 1993 to January 1999, Mr. Perry was a Vice President of Madison Dearborn Partners, Inc. An affiliate of Madison Dearborn Partners, Inc. is an investor in our Company. Mr. Perry also presently serves on the board of directors of Focal Communications Corporation, a competitive local exchange carrier, and XM Satellite Radio Holdings, Inc., a publicly traded provider of audio entertainment and information programming.

John Sculley, a director of our Company since December 1995, has been a partner in Sculley Brothers, a private investment capital firm, since June 1994. Mr. Sculley is an investor in our Company. Mr. Sculley also serves on the boards of directors of InPhonic and several privately held companies. Mr. Sculley was a director of MetroPCS when it initiated its bankruptcy proceedings in October 1997.

James F. Wade, a director of our Company since March 2005, has served as Managing Partner of M/C Venture Partners, a venture capital firm, since December 1998. M/C Venture Partners is an investor in our Company. Mr. Wade also previously served as a director of our Company from November 2000 through December 2004 when he resigned. He currently serves on the boards of directors of Attenda, Ltd., Cavalier Telephone, Cleveland Unlimited, NuVox Communications, and Texas-11 Acquisition LLC.

Board of Directors

As of December 31, 2004, MetroPCS Communications’ certificate of incorporation provided for two classes of directors, those elected by holders of our Class A common stock and those elected by holders of our common stock, including the holders of our preferred stock on an as-converted basis. The certificate of incorporation provided for five Class A directors, each with one vote, and a number of common stock directors determined as set forth in our bylaws, with the common stock directors collectively having four votes.

In December 2005, MetroPCS Communications’ dual class board structure was eliminated and the maximum number of directors was set at nine. Currently, the MetroPCS Communications board is comprised of eight members. Pursuant to the Second Amended and Restated Stockholders agreement, the Chairman and Chief Executive Officer, Roger D. Linquist, is entitled to appoint one director for so long as he beneficially holds at least 50% of the shares of common stock held by him and his family members on August 15, 2005 and has designated himself to serve as director; M/C Venture Partners and Accel Partners are each entitled, so long as they hold Series

D Preferred Stock or Common Stock that is equal to at least 4% of our fully-diluted equity or at least 50% of the total shares of Series D Preferred Stock initially purchased by such stockholder (or Common Stock issued upon conversion of such Series D Preferred Stock), to designate one director each and have designated James F. Wade and Arthur C. Patterson, respectively, to serve as directors; holders of Series D Preferred Stock are entitled to designate one director and have designated Mr. Harry F. Hopper, III to serve as director; and TA Associates and Madison Dearborn are each entitled, so long as they hold at least 60% of the Series E Preferred Stock, Series D Preferred Stock, and Common Stock, purchased by such stockholder under the Series E Purchase Agreement and Tender Offer, to designate one director each and have designated C. Kevin Landry and James N. Perry, Jr., respectively, to serve as directors. The remaining directors are elected by the holders of MetroPCS Communications’ Common Stock, Series D and Series E Preferred Stock (on an as converted basis).

In December 2005, all of the directors of MetroPCS resigned except Mr. Linquist and the number of directors of MetroPCS was reduced to two members. The resignations were not caused by any disagreements with the Company. In December 2005, J. Braxton Carter was appointed as a director of MetroPCS. The other member of MetroPCS’ board of directors is Roger D. Linquist.

Audit Committee of the Board of Directors

MetroPCS Communications’ board of directors has established an audit committee of the board of directors. The members of the audit committee are currently Messrs. W. Michael Barnes, C. Kevin Landry and Harry F. Hopper, III. The board of directors has determined that W. Michael Barnes is an “audit committee financial expert,” as such term is defined in Item 401 of Regulation S-K. Mr. W. Michael Barnes previously served as the Chief Financial Officer of Rockwell International Corporation. The responsibilities of the audit committee include, among other things:

•	overseeing, reviewing and evaluating our financial statements, the audits of our financial statements, our accounting and financial reporting processes, our disclosure controls and procedures and our internal control functions;

•	appointing, compensating, retaining and overseeing our independent accountants;

•	pre-approving permissible non-audit services to be performed by our independent accountants, if any, and the fees to be paid in connection therewith;

•	overseeing the Company’s compliance with legal and regulatory requirements and compliance with ethical standards adopted by the Company;

•	establishing and maintaining whistleblower procedures; and

•	conducting an annual self-evaluation.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act required our directors, executive officers and beneficial owners of more than 10 percent of our common stock to file with the SEC initial reports and reports of changes in ownership of common stock held by such persons during the year ended December 31, 2004. These persons were also required to furnish us with copies of all forms they filed under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and without further inquiry, during the fiscal year ended December 31, 2004, our directors, executive officers and beneficial owners of more than 10 percent of our common stock complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions, as defined in Item 406 of Regulation S-K. A copy of the code of business conduct and ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 8144 Walnut Hill Lane, Suite 800, Dallas, TX 75231.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information for the years ended December 31, 2004, 2003 and 2002, concerning the compensation paid and awarded to (a) our Chief Executive Officer, (b) our former Chief Financial Officers and (c) the four other executive officers who, based on salary and bonus compensation from us, were the most highly compensated officers of our company for the year ended December 31, 2004 (such six executive officers are referred to as the “Named Executive Officers”).

Long-Term Compensation
		Annual Compensation (1)			Number of Shares Underlying Stock Options (#) (2)
Name and Principal Position	Year	Salary($)	Bonus($)
Roger D. Linquist President, Chief Executive Officer and Chairman of the Board	2004 2003 2002	$384,750 331,293 313,125		$257,500 232,600 280,600	23,997 57,000 54,700
Robert A. Young Executive Vice President, Market Operations	2004 2003 2002	$294,750 270,669 258,750		$170,100 153,600 116,607	23,553 37,500 —
J. Lyle Patrick Vice President and Chief Financial Officer (3)	2004 2003 2002	$140,265 — —	$	— — —	130,000 — —
Dennis G. Spickler Vice President of Business Development (4)	2004 2003 2002	$208,193 208,459 198,625		$114,100 116,100 142,355	9,619 28,500 26,400
Frank J. Bell Vice President and General Manager, Florida (5)	2004 2003 2002	$201,225 193,040 186,089		$95,800 110,000 63,173	7,345 23,250 —
Herbert “Chip” Graves, IV Vice President and General Manager, San Francisco	2004 2003 2002	$223,358 216,073 191,478		$96,900 80,000 —	16,621 — 55,000

(1)	Perquisites and other personal benefits, securities or property, in the aggregate, are less than either $50,000 or 10% of the total annual salary and bonus reported for each named executive officer.

(2)	Reflects the number of shares of Common Stock that each named executive officer may acquire upon the exercise of options granted under our equity compensation plans. See “Equity Compensation Plans.”

(3)	Mr. Lyle Patrick joined the Company as Vice President and Chief Financial Officer in May 2004 and resigned in February 2005.

(4)	Mr. Dennis Spickler was the Vice President and Chief Financial Officer of the Company from September 1996 until March 2004 when he was appointed Vice President of Business Development. Mr. Spickler resigned in October 2004.

(5)	Mr. Frank Bell was appointed as Vice President and General Manager, Florida in June 2001 and resigned in April 2005.

Option Grants in 2004

The following table contains additional information concerning the grants of options to purchase shares of our Common Stock made to each of the named executive officers during the year ended December 31, 2004.

	Individual Grants
	Number of Securities Underlying Options Granted (#)(1)(2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term (3)(4)
Name					0%	5%	10%
Roger D. Linquist	23,997	0.22%	$14.90	03/11/2014	$80,150	$102,035	$123,921
Robert A. Young	23,553	0.22%	$14.90	03/11/2014	$78,667	$100,147	$121,628
J. Lyle Patrick	100,000	0.92%	$16.46	05/24/2014	$178,000	$269,200	$360,400
J. Lyle Patrick	30,000	0.28%	$14.25	12/14/2014	$119,700	$147,060	$174,420
Dennis G. Spickler	9,619	0.09%	$14.90	03/11/2014	$32,127	$40,900	$49,673
Frank J. Bell	7,345	0.07%	$14.90	03/11/2014	$24,532	$31,231	$37,930
Herbert “Chip” Graves, IV	16,621	0.15%	$14.90	03/11/2014	$55,514	$70,672	$85,831

(1)	Reflects the number of shares of Common Stock that each named executive officer may acquire upon the exercise of options granted under our equity compensation plans. See “Equity Compensation Plans.”

(2)	Although all listed options are fully exercisable, not all shares underlying such options are fully vested. To the extent that an option holder has exercised options for unvested shares and such option holder’s service with us is terminated, the 1995 Plan provides that we may repurchase any or all such unvested shares at a price equal to the aggregate exercise price paid for such shares.

(3)	There is no established trading market for any class of our capital stock. The fair market value of our Common Stock for accounting purposes, as determined by the administrator of our equity compensation plans pursuant to terms of the plans, was $18.24 per share as of December 31, 2004.

(4)	Amounts represent hypothetical gains that could be achieved for the listed options if exercised immediately prior to the expiration date. The 0%, 5% and 10% assumed annual rates of compounded stock price appreciation do not represent our estimates or projections of the future prices of our Common Stock. These amounts represent assumed rates of appreciation in the value of our Common Stock from the deemed fair market value for accounting purposes on the date of grant. Actual gains, if any, over option exercise prices are dependent on the actual fair market value of our Common Stock. There is no established market for any class of our capital stock. The potential values reflected in this table may not be achieved. All amounts have been rounded to the nearest whole dollar.

Aggregated Option Exercises in 2004 and Fiscal Year-End Option Values

The following table sets forth information concerning options exercised during the twelve months ending December 31, 2004 and held as of December 31, 2004 by each of the named executive officers.

	Shares Acquired on Exercise(#)	Value Realized($) (1)	Number of Shares Underlying Unexercised Options at December 31, 2004(#)		Value of Unexercised In-the-Money Options at December 31, 2004($)(1)
Name			Exercisable (2)	Unexercisable (3)	Exercisable	Unexercisable
Roger D. Linquist	—	—	4,222,447	—	$75,194,935	—
Robert A. Young	—	—	185,953	—	$2,277,563	—
J. Lyle Patrick	—	—	130,000	—	$297,700	—
Dennis G. Spickler	130,000	$1,907,100	336,475	—	$5,894,622	—
Frank J. Bell	—	—	90,595	—	$1,151,737	—
Herbert “Chip” Graves, IV	—	—	71,621	—	$800,214	—

(1)	There is no established trading market for any class of our capital stock. The fair market value of our Common Stock for accounting purposes, as determined by the administrator of our equity compensation plans pursuant to terms of the plans, was $18.24 per share as of December 31, 2004.

(2)	Reflects the number of shares of Common Stock that each named executive officer may acquire upon the exercise of options granted under our equity compensation plans. See “Equity Compensation Plans.”

(3)

Although all listed options are fully exercisable, not all shares underlying such options are fully vested. To the extent that an option holder has exercised options for unvested shares and such option holder’s service with us is terminated, the 1995 Plan provides that we may repurchase any or all such unvested shares at a price equal to the aggregate exercise price paid for such shares. As of December 31, 2004, (i) 84,838 of Mr. Linquist’s option shares were unvested, (ii) 62,616 of Mr. Young’s option shares were unvested, (iii) 130,000 of Mr.

Patrick’s option shares were unvested, (iv) 32,080 of Mr. Bell’s option shares were unvested and (v) 33,809 of Mr. Graves’ option shares were unvested.

Compensation of Directors

Non-employee members of MetroPCS Communications’ Board receive as compensation for serving on our board of directors the following compensation:

•	an annual retainer of $15,000 plus $2,000 if such member serves as the chairman of the finance, compensation or the nominating and governance committee of the Board and $5,000 if such member serves as chairman of the audit committee of the Board, which amount may be payable in cash, Common Stock, or a combination;

•	an initial grant of 40,000 options to purchase Common Stock plus an additional 10,000 or 3,000 options to purchase Common Stock if the member serves as the chairman of the audit committee or any of the other committees, respectively;

•	an annual grant of 10,000 options to purchase Common Stock plus an additional 5,000 or 2,000 options to purchase Common Stock if the member serves as the chairman of the audit committee or the other committees, respectively;

•	$1,500 for each in-person Board meeting and $750 for each telephonic meeting of the Board attended; and

•	$2,000 for each in-person Committee Paid Event (as defined in the Company’s Non-Employee Director Remuneration Plan) and $1,000 for each telephonic Committee Paid Event attended.

Employment Contracts and Change of Control Arrangements

Except with respect to J. Braxton Carter, we do not have any employment contracts in effect with any of our named executive officers.

In March 2005, the Company entered into a two-year employment contract with J. Braxton Carter, the Company’s Senior Vice President and Chief Financial Officer. Under the agreement, Mr. Carter is to receive, in addition to benefits generally available to all other employees, an annual base salary of $275,000, an annual bonus of fifty-five percent based on our performance, and an initial grant of options to acquire 20,000 shares of our Common Stock. If Mr. Carter is terminated for cause (as defined in the agreement), we are obligated to pay only those wages, bonuses and other compensation then vested. If Mr. Carter is terminated without cause (as defined in the agreement), or if he terminates the employment agreement for good reason (as defined in the agreement), in addition to payment of all amounts vested at the time of termination, in exchange for a general release of all claims, Mr. Carter is entitled to an extension of time to exercise vested stock options and to receive a severance package that includes his remaining salary and bonus under the term of the agreement as well as an additional amount equal to twelve months of salary, bonus and health benefits. If we fail to renew his employment contract, in addition to payment of all amounts vested at the time of expiration of the agreement and an extension of time to exercise vested stock options, Mr. Carter will be entitled to an amount equal to twelve months of his salary, bonus and health benefits.

We have also entered into agreements with each director, each officer of the Company, and certain other employees of the Company which require the Company to indemnify and advance expenses to the directors, officers, and covered employees to the fullest extent permitted by applicable law if the person is or threatened to be made a party to any threatened, pending or completed action, suit, proceeding, investigation, administrative hearing whether formal or informal, governmental or non-governmental, civil, criminal, administrative, or investigative if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company or in a manner otherwise expressly permitted under the Company’s certificate of incorporation, the by-laws, or the Stockholders Agreement.

Our 1995 Plan and our 2004 Equity Incentive Compensation Plan provide for accelerated vesting of options following specified change of control events as defined in those agreements.

Compensation Committee Interlocks and Insider Participation

MetroPCS Communications’ compensation committee is currently comprised of Messrs. James F. Wade, Harry F. Hopper, III, James N. Perry, Jr., and John Sculley. None of these individuals has been at any time an officer or employee of the Company. No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or our compensation committee.

Our certificate of incorporation and by-laws provides that, to the fullest extent of Delaware law, none of our directors will be liable to us or our stockholders for monetary damages for a breach of fiduciary duty, except (i) for any breach of a director’s duty of loyalty to the Company or its shareholders, (ii) for acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law, or (iii) for any transaction from which the director derived any improper personal benefit. In addition, our certificate of incorporation provides for indemnification of any person who was or is made, or threatened to be made, a party to any action, suit or other proceeding, whether criminal, civil, administrative or investigative (other than an action by or in right of the Company), because of his or her status as a director, officer, employee or agent of the Company, or service as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise at our request to the fullest extent authorized under the Delaware General Corporation Law against all expenses, liabilities and losses actually and reasonably incurred by such person if he acted in good faith and in a manner he reasonably believed to be in and not opposed to the best interests of the Company. Further, our certificate of incorporation provides that we may purchase and maintain insurance on our own behalf and on behalf of any other person who is or was a director, officer or agent of the company or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Each of our directors also is a party to an indemnification agreement with the Company. See Employment Contracts and Change of Control Agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2004 regarding the beneficial ownership of each class of MetroPCS Communications’ outstanding capital stock by:

•	each of MetroPCS Communications’ directors;

•	each named executive officer;

•	all of MetroPCS Communications’ directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of our outstanding shares of our Class A Common Stock, our Common Stock or Series D Preferred Stock.

Beneficial ownership is determined according to SEC rules. Unless otherwise indicated below and except to the extent authority is shared by spouses under applicable law, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of each class or series of common stock and preferred stock shown as beneficially owned by them. The number of shares of common stock used to calculate each listed person’s percentage ownership of each such class includes the shares of common stock underlying options, warrants or other convertible securities held by such person that are exercisable on or before March 31, 2005. There are no currently outstanding options, warrants or other convertible securities exercisable for shares of Class A Common Stock or Series D Preferred Stock. There were 90 shares of Class A Common Stock, 43,431,837 shares of MetroPCS Communications Common Stock and 3,500,993 shares of Series D Preferred Stock outstanding as of December 31, 2004. MetroPCS Communications owns all 100 shares of the outstanding Common Stock of MetroPCS.

Name and Address of Beneficial Owner (1)	Class A**		Common Stock		Series D Preferred Stock
	Number	Percentage	Number	Percentage	Number	Percentage
Roger D. Linquist (2)	60	66.7%	5,959,507	10.77%	—	—
Dennis G. Spickler (3)	—	––	649,125	1.17%	—	—
Robert A. Young (4)	—	—	186,053	*	—	—
C. Boyden Gray (5)	30	33.3%	269,370	*	—	—
John Sculley (6)	—	––	446,830	*	5,053	*
Joseph T. McCullen, Jr. (7)	—	––	90,300	*	10,000	*
James F. Wade (8)	—	—	90,300	*	830,099	23.71%
Harry F. Hopper, III (9)	—	—	90,300	*	250,000	7.14%
Arthur C. Patterson (10)	—	—	10,112,130	18.27%	439,185	12.54%
W. Michael Barnes (11)	—	—	32,600	*	—	—
Craig Stapleton (12)	—	—	1,895,800	3.43%	200,058	5.71%
Frank J. Bell (13)	—	—	90,595	*	—	—
Herbert “Chip” Graves, IV (14)	—	—	71,621	*	—	—
J. Lyle Patrick (15)	—	—	130,000	*	—	—
Accel Partners, et al (16) 428 University Ave. Palo Alto, CA 94301	—	––	10,021,830	18.27%	439,185	12.54%
Battery Ventures III, L.P. 20 William Street, Suite 200 Wellesley, MA 02481	—	––	3,880,771	7.01%	—	—
Clarity Partners 100 North Crescent Dr. Beverly Hills, CA 90210	—	—	—	—	266,220	7.6%
Columbia Capital, et al (17) 201 North Union Street, Suite 300 Alexandria, VA 22314	—	—	90,300	*	250,000	7.14%
General Motors Pension Fund 767 Fifth Avenue, New York, NY 10153	—	––	6,480,480	11.71%	100,040	2.86%
M/C Venture Partners, et al (18) 75 State Street Boston, MA 02109	—	—	90,300	*	830,099	23.71%
Metro PCS Investors LLC 360 North Crescent Dr., North Bldg. Beverly Hills, CA 90210	—	—	—	—	246,220	7.03%
Technology Ventures Associates III (19) 135 E. Putnam Ave., Greenwich, CT 06830	—	––	1,864,800	3.43%	200,058	5.71%
Wachovia Capital Partners One First Union Center 301 South College St. Charlotte, NC 28288	—	—	—	—	250,000	7.14%
Whitney & Co., LLC 177 Broad Street Stamford, CT 06901	—	—	—	—	250,301	7.15%
All directors and executive officers as a group (14 persons)	90	100.0%	20,114,531	36.35%	1,734,395	49.54%

*	Represents less than 1%

**	Class A stock was converted on a one-for-one basis to Common Stock on December 31, 2005.

(1)	Unless otherwise indicated, the address of each person is c/o MetroPCS, Inc., 8144 Walnut Hill Lane, Suite 800, Dallas, Texas 75231.

(2)	Includes 4,222,447 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans.

(3)	Includes 336,475 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans.

(4)	Includes 185,953 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans.

(5)	Includes 161,970 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans. Also includes 33,840 shares of Common Stock issuable upon exercise of outstanding warrants. Mr. Gray was a director in 2004 and resigned in 2006. His resignation was not caused by any disagreement with the Company.

(6)	Includes 161,970 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans.

(7)	Includes 39,684 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans. Mr. McCullen was a director of the Company in 2004 and resigned in 2005. His resignation was not caused by any disagreements with the Company.

(8)	Mr. Wade is affiliated with M/C Venture Investors, LLC, M/C Venture Partners IV, LP, M/C Venture Partners V, LP, and Chestnut Venture Partners LP and may be deemed to be a member of a “group” (hereinafter referred to as M/C Venture Partners, et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Wade disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in M/C Venture Partners, et al.

(9)	Mr. Hopper is affiliated with Columbia Capital Equity Partners III (QP) LP, Columbia Capital Equity Partners III (Cayman) LP, Columbia Capital Equity Partners III (AI) LP, Columbia Capital Investors III, LLC, and Columbia Capital Employee Investors III, LLC and may be deemed to be a member of a “group” (hereinafter referred to as Columbia Capital, et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Hopper disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in Columbia Capital, et al.

(10)	Includes 90,300 shares of Common Stock issuable upon exercise of options granted to Mr. Patterson under our equity compensation plans. In addition, Mr. Patterson is affiliated with Accel Internet Fund III, LP, Accel Investors ‘94 LP, Accel Investors ‘99 LP, Accel IV LP, Accel Keiretsu LP, Accel VII LP, ACP Family Partnership LP, Ellmore C. Patterson Partners, and Prosper Partners and may be deemed to be a member of a “group” (hereinafter referred to as Accel Partners, et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Patterson disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in Accel Partners, et al.

(11)	Includes 32,600 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans.

(12)	Includes 31,000 shares of Common Stock issuable upon exercise of options granted to Mr. Stapleton under equity compensation plans. In addition, Mr. Stapleton is affiliated with Technologies Ventures Associates III and may be deemed to be a member of a “group” (hereinafter referred to as Technology Ventures Associates III, et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Stapleton disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in Technology Ventures Associates III, et al. mr. Stapleton was a Director in 2005 and resigned in 2005. His resignation was not caused by any disagreement with the Company.

(13)	Includes 90,595 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans.

(14)	Includes 71,621 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans.

(15)	Includes 130,000 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans.

(16)	Accel Partners, et al (consisting of Accel Internet Fund III, LP, Accel Investors ‘94 LP, Accel Investors ‘99 LP, Accel IV LP, Accel Keiretsu LP, Accel VII LP, ACP Family Partnership LP, Ellmore C. Patterson Partners, and Prosper Partners) may be deemed to be a “group” under Section 13d-3 of the Exchange Act.

(17)	Columbia Capital, et al (consisting of Columbia Capital Equity Partners III (QP) LP, Columbia Capital Equity Partners III (Cayman) LP, Columbia Capital Equity Partners III (AI) LP, Columbia Capital Investors III, LLC, and Columbia Capital Employee Investors III, LLC) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes 90,300 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans.

(18)	M/C Venture Partners, et al (consisting of M/C Venture Investors, LLC, M/C Venture Partners IV, LP, M/C Venture Partners V, LP, and Chestnut Venture Partners LP) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes an aggregate of 90,300 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans.

(19)	Technologies Ventures Associates III, et al. may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes an aggregate of 30,100 shares of Common Stock issuable upon exercise of options granted under our equity compensation plans.

Equity Compensation Plan Information

Information about our equity compensation plans is set forth in Item 5 of this Form 10-K and is incorporated into this Item 12 of this Form 10-K by reference. All of our equity compensation plans in effect as of December 31, 2004 were approved by our shareholders.

Item 13.	Certain Relationships and Related Transactions

Corey A. Linquist, the son of our President, Chief Executive Officer and chairman of our Board of Directors, Roger D. Linquist, has served as our Vice President and General Manager, Sacramento since January 2001, and as our Director of Strategic Planning from July 1994 until January 2001. In 2004, we paid Mr. Corey Linquist a salary of $188,725 and a bonus of $97,500, and we granted him options to purchase up to 7,639 shares of our Common Stock at an exercise price of $14.90 per share. These options expire on March 11, 2014. In 2003, we paid Mr. Corey Linquist a salary of $163,906 and a bonus of $70,000, and we granted him options to purchase up to 19,750 shares of our Common Stock, which are exercisable at a price per shares of $4.70. These options expire on October 30, 2013.

Todd C. Linquist, the son of our President, Chief Executive Officer and Chairman of our Board of Directors, Roger D. Linquist, and husband of Michelle D. Linquist, our Director of Logistics, has held several positions with us since July 1996, and is currently our Director of Wireless Services. In 2004, we paid Mr. Todd Linquist a salary of $110,691 and a bonus of $41,675, and we granted him options to purchase up to 2,849 shares of our Common Stock at an exercise price of $14.90 per share. These options expire on March 11, 2014. In 2003, we paid Mr. Todd Linquist a salary of $99,748 and a bonus of $28,424, and we granted him options to purchase up to 7,500 shares of our Common Stock, which are exercisable at a price per share of $4.70. These options expire on October 30, 2013.

Phillip R. Terry, the son-in-law of our President, Chief Executive Officer and Chairman of our Board of Directors, Roger D. Linquist, has served as our Vice President of Corporate Marketing since December 2003, as our Staff Vice President for Product Management and Distribution Services from April 2002 until December 2003, and as our Director of Field Distribution from April 2001 until April 2002. In 2004, we paid Mr. Terry a salary of $168,750 and a bonus of $55,129. In 2004, we granted Mr. Terry options to purchase up to 16,000 and 11,517 shares of our Common Stock at an exercise price of $5.40 and $14.90 per share, respectively. These options expire on January 27, 2014 and March 11, 2014, respectively. In 2003, we paid Mr. Terry a salary of $140,759 and a bonus of $53,396, and we granted him options to purchase up to 11,000 shares of our Common Stock, which are exercisable at a price per share of $4.70. These options expire on June 24, 2013.

Michelle D. Linquist, the daughter-in-law of our President, Chief Executive Officer and Chairman of our Board of Directors, Roger D. Linquist, and wife of Mr. Todd C. Linquist, our Director of Wireless Services is currently our Director of Logistics and has been an employee of the Company since June 2004. Originally, Mrs. Linquist served as our Manager of Logistics. In 2004, we paid Mrs. Linquist a salary of $39,602 and we granted her options to purchase up to 3,800 shares of our Common Stock at an exercise price of $12.13 per share. These options expire on September 14, 2014.

Legal Services Performed by Wilmer Cutler Pickering LLP

One of our directors during 2004, C. Boyden Gray, has been a partner in the law firm of Wilmer Cutler Pickering Hale and Dorr LLP (formerly Wilmer Cutler Pickering LLP) since 1976. The firm regularly performed legal services for us during 2004. Mr. Gray was a director of the Company from January 1997 until February 2006. Mr. Gray resigned in February 2006. Mr. Gray’s resignation was not caused by any disagreements with the Company. The aggregate amount of fees paid by us to Wilmer Cutler Pickering Hale and Dorr LLP was less than 5% of the law firm’s gross revenues for the year ended December 31, 2004.

Legal Services Performed by Andrews Kurth LLP

Our President, Chief Executive Officer and Chairman of our Board of Directors, Roger D. Linquist, is the father-in-law of a partner in the law firm of Andrews Kurth LLP. The firm regularly performed legal services for us during 2004. The aggregate amount of fees paid by us to Andrews Kurth LLP was less than 5% of the law firm’s gross revenues for the year ended December 31, 2004.

Item 14.	Principal Accountant Fees and Services

Audit Fees

For the fiscal years ended December 31, 2004 and 2003, our independent registered public accounting firms were Deloitte and PwC, respectively. Audit fees billed to us by Deloitte related to our 2004 fiscal year for the audit of our consolidated annual financial statements will approximate $1.7 million. Audit fees billed to us by PwC related to our 2003 fiscal year for the audit of our consolidated annual financial statements and review of our interim financial statements totaled approximately $1.5 million.

Audit Related Fees

The aggregate fees billed by PwC for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements and that were not included under the heading “Audit Fees” above totaled approximately $398,000 for fiscal year 2003. The audit related fees incurred by us in 2003 were for the private placement of $150 million of Senior Notes that we completed in September 2003, as well as for assurance and related services including review of our interim financial information that was included in the private placement offering memorandum and the subsequent registration of the Senior Notes with the SEC. No fees were billed to us by Deloitte for audit related services in 2004.

Tax Fees

The aggregate fees billed to us by Deloitte for professional services rendered for tax services totaled approximately $73,000 for fiscal year 2004 and consisted of professional services performed for property tax compliance and assistance with a property tax appeal. The aggregate fees billed to us by PwC for professional services rendered for tax compliance, tax advice, and tax planning totaled approximately $33,000 for 2003 and consisted primarily of professional services performed for transaction tax research related to our products and services, as well as transaction tax planning related to the construction of our network infrastructure.

All Other Fees

Other than described above, no other fees were billed to us by Deloitte or PwC during our fiscal years ended December 31, 2004 and 2003.

Audit Committee Pre-Approval Policies

The audit committee of our board of directors has adopted a policy governing the pre-approval of all audit and permitted non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the firm’s independence from the Company and our management. All audit and lawful non-audit services require specific pre-approval by the audit committee of our board of directors. In all pre-approval instances, the Audit Committee will consider whether such services are consistent with SEC rules on auditor independence.

The Audit Committee of our Board of Directors was not established until January 2004, and therefore did not approve the fees for professional services rendered by PwC during the year ended December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements, Schedules and Exhibits

(1)	Financial Statements - The following financial statements of MetroPCS Communications, Inc. and MetroPCS, Inc. are filed as a part of this Form 10-K on the pages indicated:

(2)	Financial Statement Schedules

Schedule II —	Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002	S-1

(3)	Exhibits

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc. (“MetroPCS Communications”), MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (“MetroPCS”) (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 27, 2004 (SEC File No. 333-113865)).

3.1*	Seventh Amended and Restated Certificate of Incorporation of MetroPCS.

3.2†	Amended and Restated Certificate of Designations, Preferences and Rights for Series D Convertible Preferred Stock of MetroPCS (incorporated by reference to Exhibit 3.2 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

3.3†	Amended and Restated Bylaws of MetroPCS (incorporated by reference to Exhibit 3.7 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

3.4†	First Amended and Restated Certificate of Incorporation of MetroPCS Communications (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 27, 2004 (SEC File No. 333-113865)).

3.5†	Amended and Restated Bylaws of MetroPCS Communications (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 27, 2004 (SEC File No. 333-113865)).

10.1(a)†	General Agreement for Purchase of Personal Communications Services Systems, dated as of October 1, 2002, by and between MetroPCS Wireless, Inc. and Lucent Technologies, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on January 6, 2004 (SEC File No. 333-111470)). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.1(b)†	Amendment No. 3 to General Agreement for Purchase of Personal Communications Services Systems, dated as of February 1, 2004 but effective as of December 16, 2003 (incorporated by reference to Exhibit 10.1(b) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on March 23, 2004 (SEC File No. 333-113865)). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.2(a)†	Securities Purchase Agreement, dated as of July 17, 2000, by and among MetroPCS, each of the Subsidiary parties listed on Schedule 1 thereto and each of the Purchaser parties listed on Schedule 2 thereto, as amended by (i) Amendment No. 1 to Securities Purchase Agreement, dated as of November 13, 2000, (ii) Amendment No. 2 to Securities Purchase Agreement, dated as of December 12, 2000, (iii) Amendment No. 3 to Securities Purchase Agreement, dated as of December 19, 2000, (iv) Amendment No. 4 to Securities Purchase Agreement, dated as of January 4, 2001, and (v) Amendment No. 5 to Securities Purchase Agreement, dated as of January 9, 2001 (incorporated by reference to Exhibit 10.3 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.2(b)†	Amendment No. 6 to Securities Purchase Agreement, dated as of November 3, 2003 (incorporated by reference to Exhibit 10.2(b) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on March 23, 2004 (SEC File No. 333-113865)).

10.2(c)†	Amendment No. 7 to Securities Purchase Agreement, dated as of May 19, 2004 (incorporated by reference to Exhibit 10.2(c) to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

10.3(a)†	Amended and Restated Stockholders Agreement, dated as of July 17, 2000, by and among MetroPCS and the Stockholders named therein, as amended by (i) Amendment No. 1 to Amended and Restated Stockholders Agreement, dated as of November 13, 2000, and (ii) Amendment No. 2 to Amended and Restated Stockholders Agreement, dated as of January 4, 2001 (incorporated by reference to Exhibit 10.4 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

Exhibit No.	Description

10.3(b)†	Amendment No. 3 to Amended and Restated Stockholders Agreement, dated as of November 3, 2003 (incorporated by reference to Exhibit 10.3(b) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on March 23, 2004 (SEC File No. 333-113865)).

10.3(c)†	Amendment No. 4 to Amended and Restated Stockholders Agreement, dated as of May 19, 2004 (incorporated by reference to Exhibit 10.3(c) to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

10.4†	Purchase Agreement, dated as of September 24, 2003, by and among MetroPCS, the subsidiaries of MetroPCS listed on Schedule I thereto, as guarantors, Bear Stearns & Co. Inc. and UBS Securities LLC, as initial purchasers (incorporated by reference to Exhibit 10.1 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.5(a)†	Form of Installment Payment Plan Note, dated as of January 27, 1997, issued in favor of the Federal Communications Commission, as amended by First Amended and Modified Installment Payment Plan Note For Broadband PCS C-Block, dated as of October 8, 1998 (incorporated by reference to Exhibit 10.5(a) to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.5(b)†	Schedule of Installment Payment Plan Notes containing provisions set forth in the Form of Installment Payment Plan Note filed as Exhibit 10.5(a) (incorporated by reference to Exhibit 10.5(b) to Amendment No. 1 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on January 6, 2004 (SEC File No. 333-111470)).

10.6†	Indenture, dated as of September 29, 2003, by and among MetroPCS, as issuer, the Guarantors, as defined therein, and U.S. Bank National Association, as Trustee, relating to our 10 3/4% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.7†	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to MetroPCS’ Annual Report on Form 10-K as filed with the SEC on March 26, 2004 (SEC File No. 333-111470)).

10.8†	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

10.9†	Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7 to MetroPCS’ Annual Report on Form 10-K as filed with the SEC on March 26, 2004 (SEC File No. 333-111470)).

10.10†	Second Amended and Restated 1995 Stock Option Plan of MetroPCS (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

10.11†	MetroPCS Communications 2004 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

10.12†	Letter Agreement, dated as of May 19, 2004 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

16.1*	Letter regarding change in certifying accountant.

21.1*	Subsidiaries of Registrant.

24.1*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K.

31.1*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2*	Certification of J. Braxton Carter, Senior Vice President and Chief Financial Officer of MetroPCS, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS Communications, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of J. Braxton Carter, Senior Vice President and Chief Financial Officer of MetroPCS Communications, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Braxton Carter, Senior Vice President and Chief Financial Officer of MetroPCS, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS Communications, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of J. Braxton Carter, Senior Vice President and Chief Financial Officer of MetroPCS Communications, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROPCS, INC. (Registrant)

By:	/s/ ROGER D. LINQUIST
Roger D. Linquist
President, Chief Executive Officer and Chairman of the Board

Date: May 9, 2006

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Roger D. Linquist his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with accompanying exhibits and other related documents, with the Securities and Exchange Commission, and ratify and confirm all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue of said appointment.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROGER D. LINQUIST	/s/ J. BRAXTON CARTER
Roger D. Linquist	J. Braxton Carter
President and Chief Executive Officer,	Senior Vice President, Chief
and Chairman of the Board	Financial Officer and Director
(Principal Executive Officer)	(Principal Financial Officer)

/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay
Vice President, Controller and Chief Accounting
Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROPCS COMMUNICATIONS, INC. (Registrant)

By:	/s/ ROGER D. LINQUIST
Roger D. Linquist
President, Chief Executive Officer and Chairman of the Board

Date: May 9, 2006

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Roger D. Linquist his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with accompanying exhibits and other related documents, with the Securities and Exchange Commission, and ratify and confirm all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue of said appointment.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROGER D. LINQUIST	/s/ J. BRAXTON CARTER
Roger D. Linquist	J. Braxton Carter
President and Chief Executive Officer,	Senior Vice President and Chief
and Chairman of the Board	Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ CHRISTINE B. KORNEGAY	/s/ ARTHUR C. PATTERSON
Christine B. Kornegay	Arthur C. Patterson
Vice President, Controller and Chief Accounting	Director
Officer
(Principal Accounting Officer)

/s/ HARRY F. HOPPER, III	/s/ JOHN SCULLEY
Harry F. Hopper, III	John Sculley
Director	Director

/s/ JAMES F. WADE	/s/ W. MICHAEL BARNES
James F. Wade	W. Michael Barnes
Director	Director

/s/ C. KEVIN LANDRY	/s/ JAMES N. PERRY, JR.
C. Kevin Landry	James N. Perry, Jr.
Director	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MetroPCS Communications, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MetroPCS Communications, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years ended December 31, 2003 listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and December 31, 2002.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

February 25, 2004, except for “Restatement of Consolidated Financial Statements”

under Note 2 for which the date is May 5, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MetroPCS Communications, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of MetroPCS Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statement of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetroPCS Communications, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

May 8, 2006

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2004 and 2003

(in thousands, except share information)

	2004	2003
		(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$22,477	$68,412
Short-term investments	36,964	186,426
Restricted short-term investments	486	—
Inventories, net	33,717	16,967
Accounts receivable (net of allowance for uncollectible accounts of $2,323 and $962 at December 31, 2004 and 2003, respectively)	9,243	8,654
Prepaid expenses	7,023	5,341
Deferred charges	9,225	6,498
Deferred tax asset	3,574	5,249
Security deposits	25,007	1,501
Other current assets	8,842	6,685

Total current assets	156,558	305,733
Property and equipment, net	636,368	485,032
Restricted cash and investments	2,293	1,248
PCS licenses	154,144	90,619
Microwave relocation costs	9,566	10,000
Other assets	6,467	6,307

Total assets	$965,396	$898,939

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,541	$156,160
Current maturities of long-term debt	14,310	13,420
Deferred revenue	40,424	30,192
Other current liabilities	2,745	2,236

Total current liabilities	163,020	202,008
Long-term debt, net	170,689	182,335
Deferred tax liabilities	73,101	30,475
Deferred rents	10,331	6,866
Redeemable minority interest	1,008	—
Other long-term liabilities	21,403	26,996

Total liabilities	439,552	448,680
COMMITMENTS AND CONTINGENCIES (See Note 9)
SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 4,000,000 shares designated, 3,500,993 and 3,500,947 shares issued and outstanding at December 31, 2004 and 2003, respectively; Liquidation preference of $405,376 and $384,365 at December 31, 2004 and 2003, respectively	400,410	378,926
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, 4,000,000 of which have been designated as Series D Preferred Stock; no shares of preferred stock other than Series D Preferred Stock (presented above) issued and outstanding at December 31, 2004 and 2003	—	—
Class A Common Stock, par value $0.0001 per share, 300 shares authorized, 90 shares issued and outstanding at December 31, 2004 and 2003	—	—
Common Stock, par value $0.0001 per share, 300,000,000 shares authorized, 43,431,837 shares and 36,719,608 shares issued and outstanding at December 31, 2004 and 2003, respectively	4	3
Additional paid-in capital	88,493	78,422
Subscriptions receivable	(98)	(92)
Deferred compensation	(3,331)	(4,154)
Retained earnings (deficit)	40,637	(2,774)
Accumulated other comprehensive loss	(271)	(72)

Total stockholders’ equity	125,434	71,333

Total liabilities and stockholders’ equity	$965,396	$898,939

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
		(Restated)	(Restated)
REVENUES:
Service revenues	$616,401	$369,851	$102,293
Equipment revenues	131,849	81,258	27,048

Total revenues	748,250	451,109	129,341
OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization expense of $57,572, $39,379, and $19,717, shown separately below)	200,806	122,211	63,567
Cost of equipment	221,217	150,832	106,508
Selling, general and administrative expenses (exclusive of depreciation and amortization expense of $4,629, $3,049 and $1,755, shown separately below)	133,059	94,073	55,161
Depreciation and amortization	62,201	42,428	21,472
Loss (gain) on disposal of assets	3,209	392	(279,659)

Total operating expenses	620,492	409,936	(32,951)

Income from operations	127,758	41,173	162,292
OTHER EXPENSE (INCOME):
Interest expense	19,030	11,115	6,720
Accretion of put option in majority-owned subsidiary	8	—	—
Interest income	(2,472)	(996)	(964)
(Gain) loss on extinguishment of debt	(698)	(603)	703

Total other expense	15,868	9,516	6,459
Income before provision for income taxes and cumulative effect of change in accounting principle	111,890	31,657	155,833
Provision for income taxes	(47,000)	(16,179)	(25,528)

Income before cumulative effect of change in accounting principle	64,890	15,478	130,305
Cumulative effect of change in accounting principle, net of tax	—	(120)	—

Net income	64,890	15,358	130,305
Accrued dividends on Series D Preferred Stock	(21,006)	(18,493)	(10,619)
Accretion on Series D Preferred Stock	(473)	(473)	(473)

Net income (loss) applicable to Common Stock	$43,411	$(3,608)	$119,213

Net income	$64,890	$15,358	$130,305
Other comprehensive income:
Unrealized losses on available-for-sale securities, net of tax	(240)	(72)	—
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax	41	—	—

Comprehensive income	$64,691	$15,286	$130,305

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except share information)

	Number of Shares	Amount	Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE, December 31, 2001	36,043,627	$3	$100,232	$(36)	$(3,239)	$(148,437)	$—	$(51,477)
Exercise of Class B Common Stock options	363,425	—	112	(46)	—	—	—	66
Exercise of Class C Common Stock options	16,250	—	76	—	—	—	—	76
Accrued interest on subscriptions receivable	—	—	4	(4)	—	—	—	—
Deferred compensation	—	—	479	—	(479)	—	—	—
Amortization of deferred compensation expense	—	—	—	—	1,519	—	—	1,519
Accrued dividends on Series D Preferred Stock	—	—	(10,619)	—	—	—	—	(10,619)
Accretion on Series D Preferred Stock	—	—	(473)	—	—	—	—	(473)
Net income	—	—	—	—	—	130,305	—	130,305

BALANCE, December 31, 2002, as restated	36,423,302	$3	$89,811	$(86)	$(2,199)	$(18,132)	$—	$69,397
Exercise of Class B Common Stock options	65,000	—	15	—	—	—	—	15
Exercise of Class C Common Stock options	5,946	—	28	—	—	—	—	28
Exercise of Class C Common Stock warrants	225,450	—	—	—	—	—	—	—
Accrued interest on subscriptions receivable	—	—	6	(6)	—	—	—	—
Deferred compensation	—	—	7,528	—	(7,528)	—	—	—
Amortization of deferred compensation expense	—	—	—	—	5,573	—	—	5,573
Accrued dividends on Series D Preferred Stock	—	—	(18,493)	—	—	—	—	(18,493)
Accretion on Series D Preferred Stock	—	—	(473)	—	—	—	—	(473)
Net income	—	—	—	—	—	15,358	—	15,358
Unrealized loss on available-for-sale securities, net of reclassification adjustment and tax	—	—	—	—	—	—	(72)	(72)

BALANCE, December 31, 2003, as restated	36,719,698	$3	$78,422	$(92)	$(4,154)	$(2,774)	$(72)	$71,333
Exercise of Common Stock options	211,976	—	416	—	—	—	—	416
Exercise of Common Stock warrants	6,500,340	1	43	—	—	—	—	44
Reverse stock split – fractional shares redeemed	(87)	—	—	—	—	—	—	—
Accrued interest on subscriptions receivable	—	—	6	(6)	—	—	—	—
Deferred compensation	—	—	9,606	—	(9,606)	—	—	—
Amortization of deferred compensation expense	—	—	—	—	10,429	—	—	10,429
Accrued dividends on Series D Preferred Stock	—	—	—	—	—	(21,006)	—	(21,006)
Accretion on Series D Preferred Stock	—	—	—	—	—	(473)	—	(473)
Net income	—	—	—	—	—	64,890	—	64,890
Unrealized loss on available-for-sale securities, net of reclassification adjustment and tax	—	—	—	—	—	—	(199)	(199)

BALANCE, December 31, 2004	43,431,927	$4	$88,493	$(98)	$(3,331)	$40,637	$(271)	$125,434

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,890	$15,358	$130,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	120	—
Depreciation and amortization	62,201	42,428	21,472
Provision for uncollectible accounts receivable	125	110	359
Deferred rent expense	3,466	2,803	2,886
Cost of abandoned cell sites	1,021	824	1,449
Non-cash compensation expense	10,429	5,573	1,519
Non-cash interest expense	2,889	3,073	2,833
Loss (gain) on disposal of assets	3,209	392	(279,659)
(Gain) loss on extinguishment of debt	(698)	(603)	703
Loss on sale of investments	576	—	—
Accretion of asset retirement obligation	263	127	—
Accretion of put option in majority-owned subsidiary	8	—	—
Deferred income taxes	44,441	18,716	6,616
Changes in assets and liabilities -
Inventories	(16,706)	(7,745)	(2,621)
Accounts receivable	(714)	(1,041)	(8,082)
Prepaid expenses	(1,933)	(182)	(2,911)
Deferred charges	(2,727)	(1,645)	(4,853)
Other assets	(2,243)	(4,131)	(2,796)
Accounts payable and accrued expenses	(31,304)	21,305	51,079
Deferred revenue	10,317	14,264	15,956
Other liabilities	2,869	2,859	15,073

Net cash provided by (used in) operating activities	150,379	112,605	(50,672)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(250,830)	(117,731)	(227,350)
Proceeds from sale of property and equipment	—	6	—
Purchase of other assets	—	(35)	(10)
Purchase of investments	(158,672)	(209,149)	—
Proceeds from sale of investments	307,220	22,650	—
Change in restricted cash and investments	(1,511)	953	(586)
Purchase of FCC licenses	(62,025)	—	—
Deposit to FCC for licenses	(25,000)	(1,500)	—
Proceeds from sale of FCC licenses	—	—	286,242
Repayment of advance on the sale of FCC licenses	—	—	(145,000)
Microwave relocation costs	(63)	(2,062)	(1,607)

Net cash used in investing activities	(190,881)	(306,868)	(88,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	5,778	824	(2,776)
Proceeds from 10 3/4% Senior Notes due 2011	—	145,500	—
Proceeds from short-term notes payable	1,703	—	—
Debt issuance costs	(164)	(876)	—
Repayment of debt	(14,215)	(9,077)	(278)
Proceeds from minority interest in majority-owned subsidiary	1,000	—	—
Proceeds from issuance of Series D Preferred Stock	5	65,537	159,951
Proceeds from exercise of stock options and warrants	460	43	142

Net cash (used in) provided by financing activities	(5,433)	201,951	157,039

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,935)	7,688	18,056
CASH AND CASH EQUIVALENTS, beginning of period	68,412	60,724	42,668

CASH AND CASH EQUIVALENTS, end of period	$22,477	$68,412	$60,724

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

1.	Organization and Business Operations:

MetroPCS Communications, Inc. (“MetroPCS”), a Delaware corporation, together with its wholly- and majority-owned subsidiaries (the “Company”), is a wireless telecommunications carrier that offers wireless broadband personal communication services as of December 31, 2004, primarily in the metropolitan areas of Atlanta, Miami, San Francisco-Oakland-San Jose, and Sacramento. The Company initiated the commercial launch of its first market in January 2002 and was in the development stage during 2000 and 2001. The Company launched service in the Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002 and in San Francisco-Oakland-San Jose in September 2002. The Company sells products and services to customers through Company-owned retail stores as well as through relationships with indirect retailers.

On February 25, 2004, MetroPCS, Inc. formed a new wholly-owned subsidiary named MetroPCS Communications, Inc. In July 2004, MetroPCS, Inc. merged with a subsidiary of MetroPCS Communications, Inc. pursuant to a transaction that resulted in all of the capital stock of MetroPCS, Inc. (and the options and warrants related thereto) converting into capital stock of MetroPCS Communications, Inc. (and the options and warrants), and MetroPCS, Inc. becoming a wholly-owned subsidiary of MetroPCS Communications, Inc.

On November 24, 2004, the Company and C9 Wireless, LLC, an independent third-party, formed a limited liability company called Royal Street Communications, LLC (“Royal Street”), to bid on spectrum auctioned by the Federal Communications Commission (“FCC”) in Auction No. 58. The Company owns 85% of the limited liability interests of Royal Street (See Note 3).

2.	Summary of Significant Accounting Policies:

Consolidation

The accompanying consolidated financial statements include the balances and results of operations of MetroPCS and its wholly- and majority-owned subsidiaries. The Company owns a majority interest in Royal Street, and its results of operations are consolidated with MetroPCS. The redeemable minority interest in Royal Street is currently not being eliminated and is included in long-term liabilities. All significant intercompany balances and transactions have been eliminated in consolidation.

Restatement of Consolidated Financial Statements

In August 2004, the Company determined that it had understated revenues for the three month period ended March 31, 2004. As a result, the audit committee of the Company’s board of directors then commenced an independent investigation into the understatement and retained independent legal counsel to assist in the investigation. In connection with the independent investigation, the Company performed an extensive review of various accounting policies and practices for transactions in the financial statement close process in prior years and, in consultation with the audit committee of the Company’s board of directors, the Company determined that is was appropriate to restate the previously reported consolidated financial statements for the years ended December 31, 2003 and 2002. These restatements resulted from the correction of accounting errors resulting from material weaknesses in the Company’s internal control over financial reporting.

Classification of Short-Term Investments. The Company determined that certain investments were inappropriately classified under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”). As a result, the Company recorded adjustments to appropriately classify its investments in accordance with SFAS No. 115, and record the unrealized gains and losses to other comprehensive income (loss). These adjustments resulted in (i) a decrease in cash and cash equivalents of $167.5 million, (ii) an increase in short-term investments of $186.4 million, (iii) a decrease in long-term investments of $19.0 million, and (iv) recognition of accumulated other comprehensive loss of $0.1 million at December 31, 2003. In addition, the adjustments resulted in the recognition of a net unrealized loss on available-for-sale securities of approximately $0.1 million, net of income taxes, for the year ended December 31, 2003.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Inventory Valuation. The Company found errors in the valuation of replacement handsets used primarily for in-warranty exchanges which resulted in these inventories being overstated. As a result, the Company recorded restatement adjustments that resulted in (i) a decrease in inventories of $4.2 million at December 31, 2003 and (ii) an increase in cost of equipment of $2.0 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively.

Additionally, the Company reviewed its accounting policy related to trade-in allowances granted to customers toward the purchases of new handsets and determined that these trade-in allowances are a reduction of equipment revenue, rather than an increase in cost of equipment. As a result, the Company recorded restatement adjustments that resulted in (i) a decrease in equipment revenues of $3.5 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively, and (ii) a reduction in cost of equipment of $3.5 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

Property and Equipment. The Company had not properly recorded certain assets when received as of December 31, 2003 and 2002. As a result, it previously understated its accounts related to property and equipment and accounts payable and accrued expenses, requiring correction and restatement of both assets and liabilities. These adjustments resulted in (i) a net increase in property and equipment of $2.2 million at December 31, 2003 and (ii) an increase in depreciation and amortization expense of $0.3 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

Revenue Recognition. The Company identified errors in its determination of revenues and deferred revenues as a result of an estimation process that had been utilized in prior years. The Company has subsequently developed a revenue recognition approach that allows a determination of revenues and deferred revenues based upon detailed customer level information. As a result of the errors identified in the prior approach, the Company determined that it was necessary to recalculate historical results utilizing this new method to ensure consistent reporting of revenue and deferred revenue within the historical and current consolidated financial statements. Changes in the revenue recognition model resulted in restatement adjustments that reduced deferred revenue in the amount of $0.6 million at December 31, 2003. In addition, these adjustments resulted in a reduction in service revenues of $1.4 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively.

Lease Accounting. The Company reviewed its accounting policy with respect to lease transactions. Historically, when accounting for tower leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, excluding any potential renewal periods. The Company has now recorded restatement adjustments that recognize rent expense on a straight-line basis over a lease term that includes renewal periods that are reasonably assured, as required by SFAS No. 13 “Accounting for Leases,” as amended. Cell site assets associated with such leased towers are depreciated over the shorter of the assets’ estimated useful lives or the lease term that includes the renewal periods that are reasonably assured to occur. The adjustments resulted in an increase in deferred rents in the amount of $2.9 million as of December 31, 2003, as well as an increase in cost of service in the amount of $1.6 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively.

Accrued Dividends on Series D Cumulative Convertible Redeemable Participating Preferred Stock. Historically, the Company calculated the accrual of dividends on its Series D Cumulative Convertible Redeemable Participating Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), at a rate of 6.1% per annum when the certificate of designations for such stock stated that dividends should be accrued at a rate of 6% per annum. The Company recorded adjustments that corrected the historical accruals utilizing a 6% rate, resulting in the reduction of Series D Preferred Stock in the amount of $0.5 million at December 31, 2003, as well as a decrease in accrued dividends on Series D Preferred Stock of $0.3 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively.

Deferred Compensation. Historically, the Company did not properly apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) when calculating deferred compensation related to stock options granted below fair market value. The Company recalculated deferred compensation for the historical periods, resulting in restatement adjustments that (i) decreased deferred compensation by $0.1 million, and (ii) decreased additional paid-in capital by

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

$1.0 million at December 31, 2003. In addition, selling, general and administrative expense decreased by $1.8 million for the year ended December 31, 2003 and increased by $0.4 million for the year ended December 31, 2002.

Income Tax Accounting. Upon review of the Company’s calculation of income tax expense, the Company determined that it had not properly applied the provisions of SFAS No. 109, “Accounting for Income Taxes.” Previously, the Company utilized a blended state tax rate to calculate its provision, record its deferred tax assets and liabilities and record tax reserves for uncertain tax positions. The Company has determined that the calculation should have been prepared on a state-by-state basis and, therefore, recalculated the provision using such approach. This calculation resulted in the Company recording additional tax expense for the years ended December 31, 2003 and 2002 of $0.5 million and $6.4 million, respectively, including adjustments for the tax effect of all other restatement items. There was no change in the amount of cash paid for income taxes.

The Company also recorded additional miscellaneous adjustments to various other accounts that were identified during the preparation of the Company’s 2004 consolidated financial statements or in connection with the restatement efforts discussed above. These adjustments resulted in (i) a $1.5 million decrease to total assets and a $9.3 million increase in total liabilities at December 31, 2003, (ii) a $1.1 million net decrease in net income for the year ended December 31, 2003 and (iii) a $1.7 million net increase in net income for the year ended December 31, 2002.

As a result of the restatements described above, certain previously reported amounts in the consolidated balance sheets have been restated as follows:

	As Originally Reported	As Restated
	(in thousands)
As of December 31, 2003
Cash and cash equivalents	$235,965	$68,412
Short-term investments	—	186,426
Inventories, net	21,210	16,967
Accounts receivable, net	8,678	8,654
Prepaid expenses	5,292	5,341
Deferred tax asset	6,675	5,249
Other current assets	8,833	8,186
Total current assets	293,151	305,733
Property and equipment, net	482,965	485,032
Long-term investments	19,000	—
Other assets	5,511	6,307
Total assets	902,494	898,939
Accounts payable and accrued expenses	153,688	156,160
Deferred revenue	31,091	30,192
Total current liabilities	200,436	202,008
Long-term debt, net	182,433	182,335
Deferred tax liability	30,791	30,475
Deferred rents	3,961	6,866
Other long-term liabilities	20,554	26,996
Total liabilities	438,205	448,680
Series D Cumulative Convertible Redeemable Participating Preferred Stock	379,401	378,926
Additional paid-in capital	88,908	78,422
Deferred compensation	(4,229)	(4,154)
Retained earnings (deficit)	293	(2,774)
Accumulated other comprehensive loss	—	(72)
Total stockholders’ equity	84,888	71,333
Total liabilities and stockholders’ equity	902,494	898,939

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

As a result of the restatements described above, certain previously reported amounts in the consolidated statements of income and comprehensive income (loss) have been restated as follows:

	As Originally Reported	As Restated
	(in thousands)
Year Ended December 31, 2003

Service revenues	$370,920	$369,851
Equipment revenues	88,562	81,258
Total revenues	459,482	451,109
Cost of service	118,335	122,211
Cost of equipment	155,084	150,832
Selling, general and administrative expenses	97,935	94,073
Depreciation and amortization	41,900	42,428
Loss on disposal of assets	333	392
Total operating expenses	413,587	409,936
Income from operations	45,895	41,173
Interest expense	11,254	11,115
Interest income	(1,061)	(996)
Total other expense	9,590	9,516
Income before income taxes and cumulative effect of change in accounting principle	36,305	31,657
Provision for income taxes	(15,665)	(16,179)
Income before cumulative effect of change in accounting principle	20,640	15,478
Cumulative effect of change in accounting principle	(74)	(120)
Net income	20,566	15,358
Accrued dividends on Series D Preferred Stock	(18,749)	(18,493)
Net income (loss) applicable to Common Stock	1,817	(3,608)
Unrealized loss on available-for-sale securities, net of tax	—	(72)
Comprehensive income	20,566	15,286

Year Ended December 31, 2002

Service revenues	$102,137	$102,293
Equipment revenues	23,458	27,048
Total revenues	125,595	129,341
Cost of service	61,881	63,567
Cost of equipment	100,651	106,508
Selling, general and administrative expenses	56,630	55,161
Depreciation and amortization	21,394	21,472
Total operating expenses	(38,400)	(32,951)
Income from operations	163,995	162,292
Interest expense	6,805	6,720
Total other expense	5,841	6,459
Income before income taxes	158,154	155,833
Provision for income taxes	(19,087)	(25,528)
Net income	139,067	130,305
Accrued dividends on Series D Preferred Stock	(10,838)	(10,619)
Net income applicable to Common Stock	128,229	119,213

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

As a result of the restatements described above, certain previously reported amounts in the consolidated statements of stockholders’ equity have been restated as follows:

	As Originally Reported	As Restated
	(in thousands)
As of December 31, 2003
Amortization of deferred compensation expense	$7,379	$5,573
Accrued dividends on Series D Preferred Stock	(18,749)	(18,493)
Net income	20,566	15,358
Unrealized loss on available-for-sale securities, net of reclassification adjustment and tax	—	(72)

As of December 31, 2002
Amortization of deferred compensation expense	$1,115	$1,519
Accrued dividends on Series D Preferred Stock	(10,838)	(10,619)
Net income	139,067	130,305

As a result of the restatements described above, certain previously reported amounts in the consolidated statements of cash flows have been restated as follows:

	As Originally Reported	As Restated
	(in thousands)
Year Ended December 31, 2003
Net income	$20,566	$15,358
Cumulative effect of change in accounting principle	(74)	(120)
Depreciation and amortization	41,900	42,428
Provision for uncollectible accounts receivable	991	110
Deferred rent expense	1,160	2,803
Non-cash compensation expense	7,379	5,573
Non-cash interest expense	3,090	3,073
Loss on disposal of assets	333	392
Accretion of asset retirement obligation	50	127
Deferred income taxes	14,022	18,716
Changes in assets and liabilities -
Inventories	(7,664)	(7,745)
Accounts receivable	(4,428)	(1,041)
Prepaid expenses	(274)	(182)
Deferred charges	1,412	(1,645)
Other assets	(5,675)	(4,131)
Accounts payable and accrued expenses	26,481	21,305
Deferred revenue	13,160	14,265
Other liabilities	(3,180)	2,859
Net cash provided by operating activities	109,618	112,605
Purchase of investments	(19,912)	(209,149)
Proceeds from sale of investments	1,860	22,650
Net cash used in investing activities	(137,321)	(306,868)
Increase in cash and cash equivalents	174,248	7,688

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Year Ended December 31, 2002
Net income	$139,067	$130,305
Depreciation and amortization	21,394	21,472
Provision for uncollectible accounts receivable	381	359
Deferred rent expense	1,853	2,886
Non-cash compensation expense	1,115	1,519
Non-cash interest expense	3,028	2,833
Gain on disposal of assets	(278,956)	(279,659)
Loss on extinguishment of debt	—	703
Deferred income taxes	10,094	6,616
Changes in assets and liabilities -
Inventories	(7,509)	(2,621)
Accounts receivable	(5,622)	(8,082)
Prepaid expenses	(2,783)	(2,911)
Deferred charges	(7,910)	(4,853)
Other assets	(2,604)	(2,796)
Accounts payable and accrued expenses	40,463	51,079
Deferred revenue	17,960	15,956
Other liabilities	5,506	15,073
Net cash used in operating activities	(64,523)	(50,672)
Increase in cash and cash equivalents	19,049	18,056

Operating Segments

The Company has four operating segments based on geographic region within the United States: Atlanta, Miami, San Francisco-Oakland-San Jose and Sacramento.

Each of these operating segments provides wireless voice and data services and products to customers in its service areas. These services include unlimited local and long distance calling, as well as unlimited voicemail, text messaging, picture and multimedia messaging, caller ID, ringtones, downloads, games and content applications, international long distance and other value-added services.

The Company has considered the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that these operating segments are similar in respect to:

•	Their products and services;

•	Their production processes;

•	The type or class of customer for their products and services;

•	The methods used to distribute their products or provide their services;

•	The nature of the overall regulatory environment; and

•	Their economic characteristics and expected future performance.

Based on the above criteria, the Company believes the four operating segments to be similar, and accordingly, has aggregated the four operating segments into a single reportable segment.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant of such estimates used by the Company include:

•	allowance for uncollectible accounts receivable;

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

•	valuation of inventories;

•	estimated useful life of assets;

•	impairment of long-lived assets and indefinite-lived assets;

•	likelihood of realizing benefits associated with temporary differences giving rise to deferred tax assets;

•	reserves for uncertain tax positions;

•	estimated customer life in terms of amortization of certain deferred revenue; and

•	valuation of Common Stock.

Cash and Cash Equivalents

The Company includes as cash and cash equivalents (i) cash on hand, (ii) cash in bank accounts, (iii) investments in money market funds, and (iv) corporate bonds with an original maturity of 90 days or less.

Short-Term Investments

The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include corporate and government bonds with an original maturity of over 90 days and auction rate securities. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive loss, a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period (See Note 4).

Inventories, Net

Substantially all of the Company’s inventories are stated at the lower of average cost or market. Inventories consist mainly of handsets that are available for sale to customers and indirect retailers.

Allowance for Uncollectible Accounts Receivable

The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of indirect retailers to pay for equipment purchases and for amounts estimated to be uncollectible from other carriers.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	2004	2003
		(Restated)
Construction-in-progress	$24,691	$63,340
Network infrastructure	713,514	469,647
Office equipment	9,139	6,157
Leasehold improvements	12,145	7,925
Furniture and fixtures	2,444	1,725

	761,933	548,794

Accumulated depreciation	(125,565)	(63,762)

Property and equipment, net	$636,368	$485,032

Property and equipment are stated at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. When the Company sells, disposes of or retires property and equipment, the related gains or losses are included in operating results. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are ten years for network infrastructure assets, three to seven years for office equipment, which includes computer equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. The Company follows the provisions of SFAS No. 34, “Capitalization of Interest Cost,” with respect to its PCS licenses and the related construction of its network infrastructure assets. For the years ended December 31, 2004 and 2003, the Company capitalized interest in the amount of $2.9 million and $0.1 million, respectively.

Restricted Cash and Investments

Restricted cash and investments consist of money market instruments and short-term investments. Short-term investments, which are held-to-maturity, are stated at cost plus accrued interest, which approximates market value, mature within twelve months and are comprised primarily of federal home loan mortgage notes, all denominated in U.S. dollars. In general, these investments are pledged as collateral against letters of credit used as security for payment obligations and are presented as current or non-current assets based on the terms of the underlying letters of credit.

Revenues and Cost of Revenues

Wireless services are provided on a month-to-month basis and are paid in advance. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Long-term deferred revenue is included in other long-term liabilities. Cost of service generally includes direct costs of operating the Company’s networks.

Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF No. 00-21”), which is being applied on a prospective basis. The consensus also supersedes certain guidance set forth in U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104, “Revenue Recognition,” (“SAB 104”). The consensus addresses the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting and the consideration received is allocated among the separate units of accounting based on their relative fair values.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The Company determined that the sale of wireless services through its direct and indirect sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, the Company began dividing these arrangements into separate units of accounting, and allocating the consideration between the handset and the wireless service based on their relative fair values. Consideration received for the handset is recognized as equipment revenue when the handset is delivered and accepted by the customer. Consideration received for the wireless service is recognized as service revenues when earned.

Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets in the direct retail locations are recognized at the point of sale. Handsets shipped to indirect retailers are recorded as deferred revenue and deferred cost upon shipment by the Company and are recognized as equipment revenues and related costs when service is activated by its customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment.

Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have the right to return handsets within 7 days or 60 minutes of usage, whichever occurs first.

Prior to July 1, 2003, activation fees were deferred and amortized over the estimated customer life. On October 1, 2003, the Company changed its estimated customer life from 25 months to 14 months, based on historical disconnect rates, resulting in an increase in activation revenues of $5.1 million in the fourth quarter of 2003 over amounts that would have been recognized using the prior estimated life.

Software Costs

In accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”), certain costs related to the purchase of internal use software are capitalized and amortized over the estimated useful life of the software. In 2004 and 2003, the Company capitalized approximately $0.9 million and $0.5 million, respectively, of purchased software costs under SOP 98-1, that is being amortized over a three-year life. The Company amortized computer software costs of approximately $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Capitalized software costs are classified as office equipment.

PCS Licenses and Microwave Relocation Costs

The Company operates broadband personal communication services networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC, for a particular market on spectrum allocated by the FCC for broadband personal communication services. The PCS licenses include the obligation through April 2005 to relocate existing users of the Company’s licensed spectrum if the Company’s spectrum will interfere with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Additionally, as discussed in Note 9, the Company incurred costs related to microwave relocation in constructing its PCS network. The PCS licenses and microwave relocation costs are recorded at cost. The PCS licenses and microwave relocation costs were not placed into service prior to 2002. Although PCS licenses are issued with a stated term, generally 10 years, the renewal of PCS licenses is generally a routine matter involving a nominal fee and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS licenses. As such, under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize PCS licenses and microwave relocation costs as they are considered to have indefinite lives and together represent the cost of the Company’s spectrum. The Company is required to test indefinite-lived intangible assets, consisting of PCS licenses and microwave relocation costs, for impairment on an annual basis based upon a fair value approach. Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. The Company

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

completed its impairment tests during the third quarter and no impairment has been recognized through December 31, 2004.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising costs totaled $22.2 million, $21.5 million and $13.7 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes

The Company records income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). SFAS No. 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, a valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years.

The Company establishes reserves when, despite the belief that the Company’s tax return positions are fully supportable, the Company believes that certain positions it has taken might be challenged and ultimately might not be sustained. The Company adjusts these reserves in light of changing facts and circumstances. The Company’s effective tax rate includes the impact of reserve positions and changes to reserves that the Company considers appropriate. A number of years may elapse before a particular matter, for which the Company has established a reserve, is finally resolved. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. The tax reserves are presented on the balance sheet in other long-term liabilities. At December 31, 2004, other long-term liabilities included tax reserves in the amount of $18.9 million. See Note 14.

Other Comprehensive Income

Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive loss as a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest income.

Stock Based Compensation

The Company follows the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

As permitted by SFAS No. 123, the Company measures compensation expense for its stock-based employee compensation plans, described further in Note 12, using the intrinsic value method prescribed by APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net income (loss) applicable to Common Stock (in thousands) as if the Company had elected to recognize compensation costs based on the fair value at the date of grant for the Company’s Common Stock awards consistent with the provisions of SFAS No. 123 (See Note 12 for assumptions used in the fair value method):

	2004	2003	2002
		(Restated)	(Restated)
Net income (loss) applicable to Common Stock—as reported	$43,411	$(3,608)	$119,213
Add: Amortization of deferred compensation determined under the intrinsic method for employee stock awards, net of tax	6,036	2,725	1,267
Less: Total stock-based employee compensation expense determined under the fair value method for employee stock awards, net of tax	(5,689)	(1,642)	(2,961)

Net income (loss) applicable to Common Stock—pro forma	$43,758	$(2,525)	$117,519

The pro forma amounts presented above may not be representative of the future effects on reported net income since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143 on January 1, 2003.

The Company is subject to asset retirement obligations associated with its cell site operating leases, which are subject to the provisions of SFAS No. 143. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term to its original condition, creating an asset retirement obligation. This liability is classified under other long-term liabilities. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. In addition to cell site operating leases, the Company has leases related to switch site, retail, and administrative locations subject to the provisions of SFAS No. 143.

The adoption of SFAS No. 143 resulted in a January 1, 2003 adjustment to record a $0.7 million increase in the carrying values of property and equipment with a corresponding increase in other long-term liabilities. In addition, $0.1 million of accretion, before taxes, was recorded to increase the liability to $0.8 million at adoption. The net effect was to record a loss of approximately $0.1 million as a cumulative effect adjustment resulting from a change in accounting principle in the Company’s consolidated statements of income upon adoption on January 1, 2003.

The following pro forma data summarizes the Company’s net income as if the Company had adopted the provisions of SFAS No. 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $0.5 million (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
Net income, as reported	$64,890	$15,358	$130,305
Pro forma adjustments to reflect adoption of SFAS No. 143	—	120	(34)
Pro forma adjustments to reflect accretion expense	—	—	(53)
Pro forma adjustments to reflect depreciation expense	—	—	(33)

Pro forma net income	$64,890	$15,478	$130,185

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS No. 143 (in thousands):

	2004	2003	Pro Forma 2002
		(Restated)
Beginning asset retirement obligations	$1,115	$832	$490
Cumulative effect of accounting change, before taxes	—	122	—
Liabilities incurred	559	34	253
Accretion expense	219	127	89

Ending asset retirement obligations	$1,893	$1,115	$832

Recent Accounting Pronouncements

In December 2003, the FASB issued a revised interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (FIN No. 46(R)), which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN No. 46). FIN No. 46(R) clarifies and expands current accounting guidance for variable interest entities. FIN No. 46 and FIN No. 46(R) are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN No. 46 and FIN No. 46 (R) did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, including stock options granted to employees. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25 and its related interpretations. This statement will be effective for awards granted, modified or settled in interim periods or fiscal years beginning after December 15, 2005. The Company has not completed its evaluation of the effect of SFAS No. 123(R).

In March 2005, the FASB issued Interpretation No. 47 which serves as an interpretation of FASB Statement No. 143, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN No. 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 is effective for the year ended December 31, 2005. The Company has concluded that the adoption of FIN No. 47 will not have a material impact on its financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and error corrections made in years beginning after the date that SFAS No. 154 was issued. The Company has not completed its evaluation of the effect of SFAS No. 154.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not completed its evaluation of the effect of SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” (“SFAS No. 156”). This Statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company has not completed its evaluation of the effect of SFAS No. 156.

3.	Majority-Owned Subsidiary:

On November 24, 2004, the Company, together with C9 Wireless, LLC, an independent unaffiliated third-party, formed a limited liability company, Royal Street, that qualified to bid for closed licenses and to receive bidding credits as a very small business on open licenses in FCC Auction No. 58. The Company owns 85% of the limited liability interests of Royal Street, but may elect only two of five members of its management committee, which has the full power to direct the management of Royal Street. Royal Street holds all licenses won in Auction No. 58. At Royal Street’s request and subject to Royal Street’s direction, the Company will build out Royal Street’s networks and has contracted to have access, via a resale arrangement, to as much as 85% of the engineered capacity of Royal Street’s networks. During 2004, the Company loaned a total of $18.4 million to Royal Street to facilitate Royal Street’s acquisition of licenses in Auction No. 58. The loan is secured by substantially all of Royal Street’s assets, except those prohibited by law. The results of Royal Street’s operations are consolidated with those of MetroPCS and all intercompany balances have been eliminated.

C9 Wireless, LLC has a right to put its interests to the Company at specific future dates based on a contractually determined amount (the “Put Right”). The Put Right represents an unconditional obligation of the Company to purchase Royal Street interests from C9 Wireless, LLC. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” this obligation is recorded as a liability and is measured at each reporting date as the amount of cash that would be required to settle the obligation under the contract terms if settlement occurred at the reporting date.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

4.	Short-Term Investments:

Short-term investments consisted of the following (in thousands):

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government and agencies	$29,995	$—	$(366)	$29,629
Auction rate securities	5,300	—	—	5,300
Corporate bonds	2,074	—	(39)	2,035

Total short-term investments	$37,369	$—	$(405)	$36,964

	2003
	(Restated)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government and agencies	$19,000	$7	$(47)	$18,960
Auction rate securities	152,200	—	—	152,200
Corporate bonds	15,298	—	(32)	15,266

Total short-term investments	$186,498	$7	$(79)	$186,426

The cost and aggregate fair values of short-term investments by contractual maturity at December 31, 2004 were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value
Less than one year	$3,074	$3,026
Due in 1 – 2 years	28,995	28,638
Due in 2 – 5 years	—	—
Due after 5 years	5,300	5,300

Total	$37,369	$36,964

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

5.	Intangible Assets:

The changes in the carrying value of intangible assets during the years ended December 31, 2004 and 2003 are as follows (in thousands):

	PCS Licenses	Microwave Relocation Costs
Balance at December 31, 2002	$90,619	$7,816
Additions	—	2,184

Balance at December 31, 2003	90,619	10,000
Additions	63,525	63
Reductions	—	(497)

Balance at December 31, 2004	$154,144	$9,566

PCS licenses represent the 14 C-Block PCS licenses acquired by the Company in the FCC auction in May 1996, as well as PCS licenses subsequently acquired from other carriers.

The grant of the licenses by the FCC subjects the Company to certain FCC ownership restrictions. Should the Company fail to qualify under such ownership restrictions, the PCS licenses may be subject to revocation or require the payment of fines or forfeitures. All licenses granted will expire ten years from the date of grant; however, the FCC rules provide for renewal. Such renewals are granted routinely without substantial cost.

In February 2002, the Company consummated the sale of 10 MHz of a single 30 MHz PCS license for cash consideration of $286.2 million, $145.0 million of which was paid in advance of the sale in 2001, plus the assumption by the purchaser of $3.8 million in FCC debt, resulting in a gain of $279.0 million and in the reduction of the PCS license carrying value at December 31, 2002.

On April 19, 2004, the Company acquired four PCS licenses for an aggregate purchase price of $11.5 million. The licenses cover 15 MHz of spectrum in each of the basic trading areas of Modesto, Merced, Eureka, and Redding, California.

On October 29, 2004, the Company acquired two additional PCS licenses from Nextwave Telecom, Inc. and certain of its affiliates for an aggregate purchase price of $43.5 million. The licenses cover 10 MHz of spectrum in each of the basic trading areas of Tampa-St. Petersburg-Clearwater, Florida, and Sarasota-Bradenton, Florida.

On November 28, 2004, the Company executed a license purchase agreement by which the Company agreed to acquire 10 MHz of wireless spectrum in the basic trading area of Detroit, Michigan and certain counties of the basic trading area of Dallas-Fort Worth, Texas for $230.0 million pursuant to a two-step, tax-deferred, like-kind exchange transaction under Section 1031 of the Internal Revenue Code of 1986, as amended (See Note 18).

On December 20, 2004, the Company acquired an additional PCS license from X-10 Wireless, L.P. for a purchase price of $8.5 million. The license covers 20 MHz of spectrum in the basic trading area of Daytona Beach, Florida.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	2004	2003
		(Restated)
Accounts payable	$19,540	$70,589
Book overdraft	10,486	4,708
Accrued accounts payable	40,524	49,172
Accrued liabilities	5,382	1,590
Lucent purchase commitment	5,091	13,317
Payroll and employee benefits	6,941	5,439
Accrued interest	4,393	4,847
Taxes, other than income	13,184	6,498

Accounts payable and accrued expenses	$105,541	$156,160

7.	Long-Term Debt:

Long-term debt consisted of the following (in thousands):

	2004	2003
		(Restated)
FCC notes	$33,409	$46,771
Senior Notes	150,000	150,000
Microwave relocation obligations	4,061	3,875

Total face-value debt	187,470	200,646
Less: original issue discount	(2,471)	(4,891)

Total debt	184,999	195,755
Less: current maturities	(14,310)	(13,420)

Total long-term debt	$170,689	$182,335

Maturities of the principal amount of long-term debt at face value are as follows (in thousands):

For the Year Ending December 31,
2005	$14,310
2006	15,201
2007	3,956
2008	270
2009	840
Thereafter	152,893

Total	$187,470

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The FCC Notes mature in January 2007, bear 6.5% interest per annum and provide for quarterly payments of interest only until April 2003 and principal and interest thereafter until maturity. The FCC notes are secured by a first priority interest in the PCS licenses.

Based on an estimated fair market borrowing rate of 14% at time of issuance, the FCC notes are recorded on the Company’s consolidated financial statements at December 31, 2004 and 2003, at the discounted value of $30.9 million and $41.9 million, respectively. The discount of $2.5 million and $4.9 million at December 31, 2004 and 2003, respectively, is amortized using the effective interest method over the term of the debt. Amortization of the original issue discount resulted in additional interest expense of $2.4 million, $3.0 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. In February 2002, $3.8 million in face value of FCC notes were assumed by the purchaser of 10 MHz of spectrum of a single 30 MHz license.

In the event that the Company becomes unable to meet its obligations under an individual FCC note or otherwise violates regulations applicable to holders of PCS licenses, the FCC could take a variety of actions, including requiring immediate repayment of amounts due under that individual FCC note, the revocation of the PCS license related to that FCC note, and assessing a forfeiture against the Company in an amount equal to the difference between the price at which the Company acquired the license and the amount of the winning bid at a subsequent auction of that license, plus an additional penalty of 3% of the lesser of the subsequent winning bid and the Company’s bid amount. The Company is current with its obligations under these notes (See Note 18).

As provided by FCC regulations, and further discussed in Note 9, the Company has opted to make payments on the installment method to the various carriers to whom it owes a microwave relocation cost sharing liability. The Company has remitted a 10% down payment upon presentation of the supported costs by the carrier and makes payments to the carriers for the same terms as the FCC notes which mature in 10 years from inception.

On September 29, 2003, MetroPCS, Inc. completed the sale of $150.0 million of 10 3/4% Senior Notes due 2011 (the “Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by all of MetroPCS, Inc.’s current and future domestic restricted subsidiaries, other than Royal Street and certain immaterial subsidiaries. MetroPCS, Inc. has no independent assets or operations. The guarantees are full and unconditional and joint and several, and as of December 31, 2004 there are no wholly-owned subsidiaries of MetroPCS, Inc. other than the subsidiary guarantors. MetroPCS and Royal Street are not guarantors of the Senior Notes. The Senior Notes rank equally in right of payment with all of MetroPCS, Inc.’s future senior unsecured indebtedness, and rank senior to all of MetroPCS, Inc.’s future subordinated indebtedness. The Senior Notes are effectively subordinated to MetroPCS, Inc.’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. MetroPCS, Inc. may redeem some or all of the Senior Notes at any time on or after October 1, 2007, beginning at 105.375% of principal amount, plus accrued and unpaid interest, decreasing to 100% of principal amount, plus accrued and unpaid interest on October 1, 2009. In addition, prior to October 1, 2006, MetroPCS, Inc. may redeem up to 35% of the Senior Notes with the net proceeds of equity sales at 110.75% of principal amount, plus accrued and unpaid interest; provided that the redemption occurs within 90 days of the closing of such offering. The indenture also contains repurchase provisions related to asset sales and changes in control. Additionally, the indenture, among other things, restricts the ability of MetroPCS, Inc. and its restricted subsidiaries under certain conditions to:

•	incur additional indebtedness and, in the case of our restricted subsidiaries, issue preferred stock;

•	create liens on their assets;

•	pay dividends or make other restricted payments;

•	make investments;

•	enter into transactions with affiliates;

•	sell or make dispositions of assets;

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to MetroPCS, Inc.;

•	engage in certain business activities; and

•	merge or consolidate.

The net proceeds of the offering were approximately $144.5 million after estimated underwriter fees and other debt issuance costs of $5.5 million which have been recorded in other assets and are being amortized over the life of the debt. Of such costs, $0.1 million is included in accounts payable and accrued expenses at December 31, 2003. The net proceeds will be used to further deploy the Company’s network and related infrastructure, as well as for general corporate purposes. MetroPCS, Inc. is subject to certain covenants set forth in the indenture governing the Senior Notes. On August 20, 2004, the Company announced that it would delay the filing of its quarterly report on Form 10-Q for the quarter ended June 30, 2004 pending the completion of an independent investigation. Failure to file the quarterly report for the quarter ended June 30, 2004 in a timely manner constituted a failure to comply with the covenant relating to the Senior Notes (the “Reporting Covenant”), requiring the Company to file with the SEC, and furnish to the holders of the Senior Notes, certain reports required to be filed pursuant to the Securities Exchange Act of 1934. On September 9, 2004, the trustee under the indenture provided notice to MetroPCS, Inc. of its failure to comply with the Reporting Covenant. Had MetroPCS, Inc. not complied with the Reporting Covenant (or otherwise obtained a waiver related thereto) by November 8, 2004, this failure to comply would have constituted an event of default under the indenture and would have permitted the trustee (or the holders of at least 25% of the principal amount of the Senior Notes) to accelerate the Senior Notes. On November 3, 2004, MetroPCS, Inc. received and accepted consents from the holders of a majority of its Senior Notes to a limited waiver, for up to 180 days, of any default or event of default arising from a failure to file with the SEC, and furnish to the holders of the notes, reports required to be filed pursuant to the Securities Exchange Act of 1934. The Company believes that there was no uncured event of noncompliance at December 31, 2004 (See Note 18).

8.	Concentrations:

The Company purchases a substantial portion of its wireless infrastructure equipment and handset equipment from only a few major suppliers. Further, the Company generally relies on one key vendor in each of the following areas: network infrastructure equipment, billing services, customer care, handset logistics, long distance services and payroll processing. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found.

Local and long-distance telephone and other companies provide certain communication services to the Company. Disruption of these services could adversely affect operations in the short term until an alternative telecommunication provider was found.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the diversity of the Company’s indirect retailer base.

9.	Commitments and Contingencies:

Until April 2005, the Company may be required to share radio frequency spectrum with existing fixed microwave licensees operating on the same spectrum as the Company’s. Until April 2005, to the extent that the Company’s PCS operations interfere with those of existing microwave licensees, the Company will be required to pay for the relocation of the existing microwave station paths to alternate spectrum locations or transmission technologies. The FCC adopted a transition plan to move those microwave users to different locations on the spectrum. The FCC also adopted a cost sharing plan, so that if the relocation of a microwave user benefits more than one PCS licensee, all benefiting PCS licensees are required to share the relocation costs. After the expiration of the FCC-mandated transition and cost sharing plans in April 2005, any remaining microwave user operating in the PCS spectrum must relocate if it interferes with a PCS licensee’s operations, and it will be responsible for its own relocation costs. The Company does not believe the costs to relocate existing microwave station paths to alternate

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

spectrum locations or transmission technologies will be material to the Company’s financial position or results of operations.

The Company has entered into non-cancelable operating lease agreements to lease facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks. Future minimum rental payments required for all non-cancelable operating leases at December 31, 2004 are as follows (in thousands):

Year Ending December 31:
2005	$39,471
2006	40,895
2007	41,319
2008	41,542
2009	41,481
Thereafter	129,515

Total	$334,223

Total rent expense for the years ended December 31, 2004, 2003 and 2002 was $37.7 million, $29.3 million and $24.2 million, respectively.

In May 2001, the Company entered into a purchase commitment with Lucent Technologies, Inc. for the purchase of personal communication services systems totaling $161.0 million, which required $28.0 million and $46.1 million to be purchased for the years ended December 31, 2003 and 2002, respectively. At December 31, 2004, the Company had no outstanding purchase commitments under this agreement.

The Company entered into non-cancelable purchase agreements with Lucent Technologies, Inc. for the acquisition of expansion carriers installed in base stations which are recorded in property and equipment upon shipment. Under these agreements, the Company agrees to pay for the base stations upon shipment, and the expansion carriers at the earlier of the date the carrier is turned on or twelve months from the shipment date of the base station for the first expansion carrier, and the earlier of the date the carrier is turned on or twenty-four months from the shipment date of the base station for the second expansion carrier. Outstanding obligations under these purchase agreements were $5.1 million and $22.1 million at December 31, 2004 and 2003, respectively. Of these amounts, $5.1 million and $13.6 million were included in accounts payable and accrued expenses at December 31, 2004 and 2003, respectively, and $8.5 million was included in other long-term liabilities at December 31, 2003.

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

10.	Series D Cumulative Convertible Redeemable Participating Preferred Stock:

In July 2000, the Company executed a Securities Purchase Agreement, which was subsequently amended (as amended, the “SPA”). Under the SPA, the Company issued Series D Preferred Stock. In January 2001, the Company finalized $350.0 million in commitments to issue Series D Preferred Stock. Of this commitment, net proceeds of $88.2 million and $160.0 million were received in 2001 and 2002, respectively. In 2003, the Company called the remaining commitments for, and issued, the Series D Preferred Stock for proceeds of approximately $65.5 million. Additionally, all principal and accrued interest totaling $5.1 million on the Company’s 2002 Subordinated Convertible Notes were converted into Series D Preferred Stock. Dividends accrue at an annual rate of 6% of the liquidation value of $100 per share on the Series D Preferred Stock. Dividends of $21.0 million, $18.5 million and $10.6 million were accrued for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in the Series D Preferred Stock balance.

Each share of Series D Preferred Stock will automatically convert into Common Stock upon (i) completion of a Qualified Public Offering, as defined in the SPA, (ii) MetroPCS’ Common Stock trades (or in the case of a merger or consolidation of MetroPCS with another company, other than a sale or change of control of MetroPCS, the shares received in such merger or consolidation having traded immediately prior to such merger and consolidation) on a national securities exchange for a period of 30 consecutive trading dates above a price that implies a market valuation of the Series D Preferred Stock in excess of twice the initial purchase price of the Series D Preferred Stock, or (iii) the date specified by the holders of two-thirds of the outstanding Series D Preferred Stock. The Series D Preferred Stock and the accrued but unpaid dividends thereon are convertible into Common Stock at $9.40 per share of Common Stock, which per share amount is subject to adjustment in accordance with the terms of the certificate of designations relating to the Series D Preferred Stock. If not previously converted, the Company is required to redeem all outstanding shares of Series D Preferred Stock on July 17, 2015, at the liquidation value plus accrued but unpaid dividends.

The holders of Series D Preferred Stock, as a class with the holders of Common Stock, have the right to vote on all matters as if each share of Series D Preferred Stock had been converted into Common Stock, except for the election of directors. The holders of Series D Preferred Stock, as a class, can nominate one member of the Board of Directors. Each share of Series D Preferred Stock is entitled to a liquidation preference upon a liquidation event (as defined in the Company’s certificate of designations) equal to the sum of:

•	the per share liquidation value, plus

•	the greater of:

•	the amount of all accrued and unpaid dividends and distributions on such share, and

•	the amount that would have been paid in respect of such share had it been converted into Common Stock immediately prior to the event that triggered payment of the liquidation preference.

The SPA defines a number of events of noncompliance. Upon an occurrence of an event of noncompliance, the holders of not less than two-thirds of the then outstanding shares of Series D Preferred Stock can request the Company to redeem the outstanding shares at an amount equal to the liquidation value plus accrued but unpaid dividends. The Company believes that there was no uncured or unwaived event of noncompliance at December 31, 2004.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

11.	Capitalization:

Warrants

From inception through February 1998, the Company issued various warrants in conjunction with sales of stock and in exchange for consulting services. As of December 31, 2004, the total numbers of warrants outstanding, and the exercise prices related thereto, are as follows:

Price	Issued	Outstanding
$0.0003	13,907,398	821,880
$0.0333	3,946,920	65,010
$3.3333	207,000	203,250

Total warrants	18,061,318	1,090,140

Redemption

If, at any time, ownership of shares of Common Stock or Series D Preferred Stock by a holder would cause the Company to violate any FCC ownership requirements or restrictions, the Company may, at the option of the Board of Directors, redeem a number of shares of Common Stock or Series D Preferred Stock sufficient to eliminate such violation.

Conversion Rights

On April 15, 2004, the Board of Directors approved the conversion of shares of Class B non-voting common stock into Class C Common Stock. Each outstanding share of Class B non-voting common stock was converted into a share of Class C Common Stock on May 18, 2004. On July 13, 2004, as part of the merger of a wholly-owned subsidiary of MetroPCS Communications, Inc. into MetroPCS, Inc., each share of the Class A Common Stock, Class C Common Stock and Series D Preferred Stock of MetroPCS, Inc. was converted on a share for share basis into Class A Common Stock, Class C Common Stock or Series D Preferred Stock, as applicable, of MetroPCS Communications, Inc. On July 23, 2004, the Class C Common Stock was renamed Common Stock. Each share of Class A Common Stock will be automatically converted into one share of Common Stock upon the occurrence of a Class A Termination Event (See Note 18).

Voting Rights

The holders of Class A Common Stock, as a class, have the right to (i) vote 50.1% of the Company’s voting interests on all matters and (ii) elect five (of nine) members of the Board of Directors, holding a majority of the voting power. The holders of Common Stock, as a class with the holders of Series D Preferred Stock, have the right to (i) vote 49.9% of the Company’s voting interests on all matters and (ii) elect the remaining members of the Board of Directors, currently four of nine, as are from time-to-time set forth in the Company’s bylaws (See Note 18).

Stock Split

On July 23, 2004, the Company effected a 1-for-2 reverse stock split of the Company’s Common Stock. All share, per share and conversion amounts relating to the Common Stock, stock options, and stock purchase warrants included in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

12.	Stock Option Plan:

The Company has two stock option plans (the “Option Plans”) under which it grants options to purchase Common Stock of the Company, the Second Amended and Restated 1995 Stock Option Plan, as amended (“1995

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Plan”), and the 2004 Equity Incentive Compensation Plan, as amended (“2004 Plan”). As of December 31, 2004 and 2003, the maximum number of shares reserved for the 1995 Plan was 12,321,500 shares. As of December 31, 2004, the maximum number of shares reserved for the 2004 Plan was 4,700,000 shares. The 1995 Plan is administered by the Company’s board of directors and the 2004 Plan is administered by the Compensation Committee of the board of directors of MetroPCS. Vesting periods and terms for stock option grants are determined by the plan administrator, which is the Company’s board of directors for the 1995 Plan and the Compensation Committee of the board of directors of MetroPCS for the 2004 Plan. No option granted under the 1995 Plan shall have a term in excess of fifteen years and no option granted under the 2004 Plan shall have a term in excess of ten years. Options granted during 2004, 2003 and 2002 have a vesting period of three to four years.

Options granted under the 1995 Plan are exercisable upon grant. Shares received upon exercising options prior to vesting are restricted from sale based on a vesting schedule. In the event an option holder’s service with the Company is terminated, the Company may repurchase unvested shares issued under the 1995 Plan at the option exercise price. Options granted under the 2004 Plan are only exercisable upon vesting.

Generally, the value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the options grants in 2004, 2003 and 2002:

	2004	2003	2002
Expected dividends	0.00%	0.00%	0.00%
Expected volatility	55.00%	68.01%	60.67%
Risk-free interest rate	3.22%	2.82%	4.08%
Expected lives in years	5.00	5.00	5.00
Weighted-average fair value of options:
Granted at below fair value	$8.64	$5.52	$3.46
Granted at fair value	$7.93	$—	$—
Weighted-average exercise price of options:
Granted at below fair value	$13.37	$4.70	$4.70
Granted at fair value	$15.74	$—	$—

The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

A summary of the status of the Company’s Option Plans as of December 31, 2004, 2003 and 2002, and changes during the periods then ended, is presented in the table below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of year	10,352,394	$1.82	9,555,770	$1.55	9,436,957	$1.27
Granted	890,506	$14.28	1,012,425	$4.70	775,975	$4.70
Exercised	(211,976)	$1.96	(70,946)	$0.60	(379,675)	$0.49
Forfeited	(214,639)	$6.07	(144,855)	$4.70	(277,487)	$2.48

Outstanding and exercisable, end of year	10,816,285	$2.76	10,352,394	$1.82	9,555,770	$1.55

Options vested at year-end	8,992,324		8,296,724		7,235,501

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Vested
Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.23	6,213,690	7.02	$0.23	6,213,690	$0.23
$ 1.00	399,000	6.67	$1.00	399,000	$1.00
$ 4.70	3,380,929	7.14	$4.70	2,371,440	$4.70
$ 5.40	16,000	9.07	$5.40	—	—
$11.92	69,000	9.75	$11.92	—	—
$12.13	44,500	9.70	$12.13	—	—
$14.25	121,000	9.95	$14.25	—	—
$14.90	357,049	9.19	$14.90	—	—
$16.46	195,117	9.39	$16.46	4,861	$16.46
$20.00	20,000	9.46	$20.00	3,333	$20.00

	10,816,285			8,992,324

During 2002, 379,675 options granted under the Option Plans were exercised for 363,425 shares of Class B non-voting common stock and 16,250 shares of Class C Common Stock for proceeds of approximately $0.1 million. During 2003, 70,946 options granted under the Option Plans were exercised for 65,000 shares of Class B non-voting common stock and 5,946 shares of Class C Common Stock for total proceeds of approximately $43,000. During 2004, 211,976 options granted under the Option Plans were exercised for 211,976 shares of Common Stock for total proceeds of approximately $0.4 million.

As of December 31, 2004, 2003, and 2002, options outstanding under the Option Plans have a weighted average remaining contractual life of 7.23, 8.07 and 8.91 years, respectively.

During 2004, 2003 and 2002, the Company recorded deferred compensation of $0.9 million, $3.4 million and $0.5 million, respectively. Deferred compensation, which is included within stockholders’ equity on the consolidated balance sheet, represents the difference between the estimated fair value of the stock and the option

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

exercise price at the date of grant. Deferred compensation is amortized over the vesting period and is recorded as deferred compensation expense within selling, general and administrative expenses. The Company recognized deferred compensation expense of $1.7 million, $1.4 million and $1.2 million in 2004, 2003 and 2002, respectively. In addition, the Company has additional stock options outstanding that are required to be marked-to-market under variable accounting. The Company recorded a reduction in deferred compensation of $0.1 million and $0.5 million in 2003 and 2002, respectively and recognized additional deferred compensation expense of $5.1 million, $4.1 million and $0.3 million in 2004, 2003, and 2002, respectively, related to these options to reflect an increase in the estimated value of the Company’s Common Stock. During the period ended December 31, 2004, the Company recognized additional deferred compensation expense of $3.6 million related to the extension of the contractual life of certain outstanding options.

13.	Employee Benefit Plan:

The Company sponsors a savings plan under Section 401(k) of the Internal Revenue Code for the majority of its employees. The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. The Company does not match employee contributions but may make discretionary or profit-sharing contributions. The Company has made no contributions to the savings plan through December 31, 2004.

14.	Income Taxes:

The provision for taxes on income consisted of the following (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
Current:
Federal	$197	$(4,721)	$4,937
State	2,502	2,184	13,975

	2,699	(2,537)	18,912

Deferred:
Federal	39,056	16,230	10,553
State	5,245	2,486	(3,937)

	44,301	18,716	6,616

Provision for income taxes	$47,000	$16,179	$25,528

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Including the tax effects of the restatement adjustments described in Note 2, the Company’s net deferred tax liability consisted of the following deferred tax assets and liabilities (in thousands):

	2004	2003
		(Restated)
Deferred tax assets:
Start-up costs capitalized for tax purposes	$2,772	$4,460
Net operating loss carry forward	50,933	34,385
Net basis difference in PCS licenses	6,440	9,907
Revenue deferred for book purposes	3,704	4,578
Interconnect accrual	445	48
Allowance for uncollectible accounts	1,060	291
Deferred rent expense	4,063	2,664
Deferred compensation	6,397	2,966
Accrued property tax	324	688
Asset retirement obligation	215	72
Accrued board of directors fees	27	60
Inventory capitalization	38	—
Accrued vacation	556	331
Other	67	17

Total deferred tax assets	77,041	60,467
Deferred tax liabilities:
Depreciation	(141,132)	(79,506)
Deferred cost of handset sales	(3,407)	(3,569)
Amortization of original issue discount	(927)	(1,743)
Prepaid maintenance contracts and other	(152)	(139)
Prepaid insurance	(685)	(567)
Prepaid collateral	(97)	(85)
Other	(26)	(—)

Total deferred tax liabilities	(146,426)	(85,609)

Subtotal	(69,385)	(25,142)

Valuation allowance	(142)	(84)

Net deferred tax liability	$(69,527)	$(25,226)

Deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
		(Restated)
Current deferred tax asset	$3,574	$5,249
Non-current deferred tax liability	(73,101)	(30,475)

Net deferred tax liability	$(69,527)	$(25,226)

At December 31, 2002, the Company had no net operating loss carryforward for federal income tax purposes and reported taxable income on its 2002 federal income tax return. During 2003, the Company generated approximately $89.5 million of net operating loss for federal income tax purposes, of which $14.1 million was carried back to 2002 and the remaining amount of $75.4 million will be available for carryforward to offset future income. During 2004, the Company generated approximately $49.3 million of net operating loss for federal income tax purposes which will also be available for carryforward to offset future income. At December 31, 2004 the Company has approximately $124.7 million and $160.8 million of net operating loss carryforwards for federal and state income tax purposes, respectively. The federal net operating loss will begin expiring in 2023. The state net operating losses will begin to expire in 2013. The Company has been able to take advantage of accelerated depreciation available under federal tax law, which has created a significant deferred tax liability. The reversal of the timing differences which gave rise to the deferred tax liability, future taxable income and future tax planning

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

strategies will allow the Company to benefit from the deferred tax assets, and as such, most of the valuation allowance was released in 2002. The Company has a valuation allowance of $142,000 and $84,000 at December 31, 2004 and 2003, respectively, relating primarily to state net operating losses.

The Company establishes income tax reserves when, despite its belief that its tax returns are fully supportable, it believes that certain positions may be challenged and ultimately modified. The Company established tax reserves of $18.9 million and $16.4 million as of December 31, 2004 and 2003, respectively. The tax reserves are included in other long term liabilities at December 31, 2004 and 2003, respectively.

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the consolidated statements of income and comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
U.S. federal income tax provision at statutory rate	$39,117	$11,080	$54,542
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax impact	5,187	2,407	367
Change in valuation allowance	58	50	(39,669)
Provision for tax uncertainties	2,561	2,410	13,965
Permanent items	15	125	(3,530)
Other	62	107	(147)

Provision for income taxes	$47,000	$16,179	$25,528

15.	Related-Party Transactions:

The Company paid approximately $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, to a law firm for professional services, a partner of which was a director of the Company during 2004. The Company paid approximately $2.3 million, $0.7 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, to a law firm for professional services, a partner of which is related to a Company officer.

16.	Supplemental Cash Flow Information:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Cash paid for interest	$19,180	$3,596	$3,805
Cash paid for income taxes	—	21	—

Non-cash investing and financing activities:

The Company accrued dividends of $21.0 million, $18.5 million and $10.6 million related to the Series D Preferred Stock for the years ended December 31, 2004, 2003 and 2002, respectively.

Net changes in the Company’s accrued purchases of property, plant and equipment were $33.4 million, $19.9 million and $22.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Of the $33.4 million net change for the year ended December 31, 2004, $8.5 million was included in other long-term liabilities.

The Company accrued $0.5 million, $1.0 million and $2.8 million of microwave relocation costs for the years ended December 31, 2004, 2003 and 2002, respectively. Accrued microwave relocation costs are included in long-term debt and other long-term liabilities.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In 2002, the Company sold 10 MHz of spectrum in which $3.8 million of face value FCC debt was assumed by the purchaser. In addition, in 2003 the Company paid a $1.5 million security deposit toward the purchase of the Modesto, Merced, Eureka, and Redding, California spectrum purchase that was consummated in 2004 (See Note 5).

See Note 2 for the non-cash increase in the Company’s asset retirement obligations.

17.	Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same of similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company’s long-term debt, including current maturities, are as follows (in thousands):

	2004		2003
	Carrying Amount	Fair Value	(Restated)
			Carrying Amount	Fair Value
FCC notes	$33,409	$32,240	$46,771	$43,210
Senior Notes	150,000	160,875	150,000	150,750
Microwave relocation obligations	4,061	4,061	3,875	3,875

18.	Subsequent Events:

Bridge Credit Agreement

In February 2005, MetroPCS Wireless, Inc. (“Wireless”), a wholly-owned subsidiary of MetroPCS, Inc., entered into a secured bridge credit facility, dated as of February 22, 2005, as amended (“Bridge Credit Agreement”). The aggregate credit commitments available under the Bridge Credit Agreement totaled $540.0 million. The lenders funded $240.0 million and $300.0 million under the Bridge Credit Agreement in February 2005 and March 2005, respectively.

The Bridge Credit Agreement provided that all borrowings were senior secured obligations of Wireless and all borrowings were guaranteed on a senior secured basis by MetroPCS, Inc. and its wholly-owned subsidiaries (other than Wireless). The obligations under the Bridge Credit Agreement were secured by security interests in substantially all of the assets of MetroPCS, Inc. and its wholly-owned subsidiaries, including capital stock, except as prohibited by law and certain permitted exceptions, as more fully described in the Security Agreement and the Pledge Agreement both dated as of February 22, 2005.

On May 31, 2005, Wireless repaid the aggregate outstanding principal balance under the Bridge Credit Agreement of $540.0 million, and accrued interest of $8.7 million. The Company recorded a loss on extinguishment of debt in the amount of $10.4 million as a result of this repayment.

Internal Revenue Service Audit

The Internal Revenue Service (the “IRS”) commenced an audit of MetroPCS’ 2002 and 2003 federal

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

income tax returns in March 2005. On October 4, 2005 the IRS issued a thirty-day letter which primarily relates to depreciation expense claimed on the returns under audit. The Company does not agree with the proposed adjustments and has filed an appeal. The Company has been assigned an IRS appeals officer but is unsure as to when the appeal will take place. If the IRS were to prevail on the issues covered in the thirty-day letter, depreciation expense claimed would be reduced by approximately $15.7 million for the two year period under audit, which would reduce the net operating loss available for carryforward into future years. In addition, the Company would owe interest on deferred taxes of approximately $0.3 million, but no additional tax at this time. Upon completion of the appeals, the audit results will be submitted to the Joint Committee of Taxation for final review. The IRS has communicated that they believe that it may take 18 months or more to finalize the audit due to the requirement for Joint Committee review.

$150 Million 10 3/4% Senior Notes

In May 2005, holders of all of MetroPCS, Inc.’s Senior Notes tendered their notes in response to MetroPCS, Inc.’s cash tender offer and consent solicitation. As a result, MetroPCS, Inc. executed a supplemental indenture governing the Senior Notes to eliminate substantially all of the restrictive covenants and event of default provisions in the indenture, to amend other provisions of the indenture, and to waive any and all defaults and events of default that may have existed under the indenture. On May 31, 2005, MetroPCS, Inc. accepted and purchased all of its outstanding Senior Notes in the tender offer. The Company recorded a loss on extinguishment of debt in the amount of $34.0 million as a result of this repayment.

Completion of Like-Kind Exchange

On May 11, 2005, the Company completed the sale of 10 MHz of a single 30 MHz PCS license in the San Francisco-Oakland-San Jose, California basic trading area for cash consideration of $230.0 million. The sale was structured as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, through which the Company’s right, title and interest in and to the spectrum was exchanged for the spectrum acquired for $230.0 million in Dallas-Fort Worth, Texas and Detroit, Michigan.

First and Second Lien Credit Agreements

On May 31, 2005, MetroPCS, Inc. and Wireless, both wholly-owned subsidiaries of the Company, entered in a First Lien Credit Agreement, maturing May 31, 2011, and a Second Lien Credit Agreement, maturing May 31, 2012 (collectively the “Credit Agreements”). MetroPCS, Inc. and certain other wholly-owned subsidiaries of MetroPCS, Inc. also entered into Guarantee and Collateral Agreements, dated as of May 31, 2005, in connection with the Credit Agreements, in which the Lenders hold a security interest in substantially all property, including capital stock, currently owned or at any time acquired by MetroPCS, Inc. and its wholly-owned subsidiaries, except for those prohibited by law and certain permitted exceptions. On May 31, 2005, Wireless borrowed $500.0 million under the First Lien Credit Agreement and $250.0 million under the Second Lien Credit Agreement.

On June 27, 2005, the Company entered into a three-year interest rate cap agreement, as required by the Credit Agreements, to reduce the impact of interest rate changes on $450.0 million of the debt outstanding thereunder. The Company paid $1.9 million upon execution of the agreement.

On December 19, 2005, Wireless borrowed an additional $50.0 million under the First Lien Credit Agreement and an additional $100.0 million under the Second Lien Credit Agreement. In addition, Wireless entered into an Amendment to the Credit Agreements pursuant to which the total amount available to be borrowed under the Credit Agreements was increased in the aggregate by $550.0 million as follows: $330.0 million under the First Lien Credit Agreement and $220.0 million under the Second Lien Credit Agreement.

The interest rate on the outstanding debt under the Credit Agreements is based on the London Inter Bank Offered Rate (“LIBOR”) and the rates as of December 31, 2005 were 8.25% for the First Lien Credit Agreement and 10.75% for the Second Lien Credit Agreement. As of December 31, 2005, there was $900.0 million outstanding under the Credit Agreements.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

FCC Debt

On May 31, 2005, the Company repaid the outstanding principal balance of $15.7 million and accrued interest of $0.1 million on debt payable to the FCC. This debt was incurred in connection with the acquisition of the Company’s original PCS licenses and had an interest rate of 6.5% and a maturity date in January 2007. The notes were secured by a first priority interest in the Company’s original PCS licenses. The repayment resulted in a loss on extinguishment of debt of $1.0 million.

Lucent Purchase Agreement

The Company entered into a General Purchase Agreement (as amended, “Agreement”), effective as of June 6, 2005, by and between Lucent Technologies, Inc. and MetroPCS Wireless, Inc. for the purchase of PCS CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services, with an initial term of three years. The Agreement provides for both exclusive and non-exclusive pricing and the Agreement may be renewed at the Company’s option on an annual basis for three subsequent years after the conclusion of the initial three year term. If the Company fails to purchase exclusively from Lucent Technologies, Inc., it may have to pay certain liquidated damages based on the difference in price between exclusive and non-exclusive prices for products, which may be material to the Company.

Status with the U.S. Securities and Exchange Commission

On June 6, 2005, following completion of its purchase of all of its outstanding Senior Notes in the tender offer, MetroPCS, Inc. filed Form 15, “Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934,” with the SEC.

Sherman-Denison Spectrum Purchase

On July 7, 2005, the Company acquired a 10 MHz F-Block PCS license for Grayson and Fannin counties in the basic trading area of Sherman-Denison, Texas for an aggregate purchase price of $0.9 million.

Bakersfield License

On August 12, 2005, the Company acquired a 10 MHz F-Block PCS license for the basic trading area of Bakersfield, California for approximately $4.0 million.

Series E Cumulative Convertible Redeemable Participating Preferred Stock

MetroPCS entered into a stock purchase agreement, dated as of August 30, 2005 (“Series E Stock Purchase Agreement”), under which MetroPCS issued Series E Cumulative Convertible Redeemable Participating Preferred Stock, par value of $0.0001 per share (“Series E Preferred Stock”), for $50.0 million in cash. The Series E Preferred Stock and MetroPCS’ Series D Preferred Stock rank equally with respect to dividends and liquidation preferences. Dividends on the Series E Preferred Stock accrue at an annual rate of 6% on the liquidation value of $100 per share. In connection with the sale of the Series E Preferred Stock, MetroPCS increased the total authorized Preferred Stock to 25,000,000 shares, par value $0.0001 per share and designated 500,000 shares as Series E Preferred Stock.

On October 25, 2005, pursuant to the terms of the Series E Stock Purchase Agreement, the investors in the Series E Preferred Stock closed on a tender offer in which they purchased, from existing investors, Series D Preferred Stock and Common Stock representing, together with the investors’ Series E Preferred Stock, approximately 34% of the Common Stock of MetroPCS on an “as converted,” fully diluted basis. As of December 31, 2005, these investors owned approximately 28% of the Common Stock of MetroPCS on an “as converted,” fully diluted basis. MetroPCS received no proceeds from this transaction.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Class A Common Stock Termination Event

MetroPCS previously qualified as a very small business designated entity (“DE”). MetroPCS met the DE control requirements of the FCC Rules by issuing Class A Common Stock entitling the holders to 50.1% of the votes of the stockholders and the right to designate directors holding a majority of the voting power of the Board. As a result of the repayment of FCC debt, MetroPCS is no longer legally obligated to be a DE. On August 5, 2005 MetroPCS’ licensee subsidiaries each filed administrative updates with the FCC notifying the FCC that MetroPCS was no longer subject to the DE control requirements. The administrative updates were informational in nature since no transfer of de jure or de facto control took place at that time.

As part of the Series E Stock Purchase Agreement, MetroPCS filed its Second Amended and Restated Certificate of Incorporation (“Revised Articles”) and MetroPCS and certain of its stockholders entered into the Second Amended and Restated Stockholders Agreement, dated as of August 30, 2005 (“Stockholders Agreement”). The Revised Articles and Stockholders Agreement contemplated, among other things, that MetroPCS would affect a change in control by the later of December 31, 2005 or the date on or after which the FCC’s grant of MetroPCS’ application to transfer control became final (“Class A Termination Event”). Upon a Class A Termination Event, among other things, all of the Class A Common Stock would convert to MetroPCS Common Stock and the special voting and Board appointment rights of the Class A Common Stock would be extinguished. In addition, certain supermajority voting rights held by the Series D Preferred Stock and Series E Preferred Stock would be extinguished. On November 1, 2005, MetroPCS’ license subsidiaries filed transfer of control applications with the FCC to seek the FCC’s consent to the Class A Termination Event. The FCC applications were approved and the grants were listed in an FCC Public Notice on November 10, 2005. The grants became final on December 19, 2005 and the Class A Termination Event occurred on December 31, 2005.

The Series E Stock Purchase Agreement provides that MetroPCS will have a nine member Board of Directors. MetroPCS currently has eight members on its board of directors. In addition, votes on significant matters requiring a stockholder vote are generally by vote of the holders of a majority of all of the shares of capital stock of MetroPCS, with the holders of the Series D Preferred Stock and Series E Preferred Stock voting with holders of the Common Stock on an “as converted” basis. The net effect of these changes is that, upon conversion of the Class A Common Stock to Common Stock, the holders of Class A Common Stock relinquished affirmative control of MetroPCS to the stockholders as a whole.

Grant of FCC Licenses to Royal Street

On December 21, 2005, the FCC granted Royal Street 10 MHz of PCS spectrum in the Los Angeles, California; Orlando, Lakeland-Winter Haven, Jacksonville, Melbourne-Titusville, and Gainesville, Florida basic trading areas. Royal Street, as the high bidder in Auction No. 58, had previously paid approximately $294.0 million to the FCC for these licenses.

Dallas-Fort Worth Market Launch

The Company launched service in the Dallas-Fort Worth metropolitan area on March 23, 2006.

Detroit Market Launch

The Company launched service in the Detroit metropolitan area on April 18, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MetroPCS, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MetroPCS, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years ended December 31, 2003 listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and December 31, 2002.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

February 25, 2004, except for “Restatement of Consolidated Financial Statements”

under Note 2 for which the date is May 5, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MetroPCS, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of MetroPCS, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statement of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetroPCS, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

May 8, 2006

MetroPCS, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2004 and 2003

(in thousands, except share information)

	2004	2003
		(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$22,476	$68,412
Short-term investments	36,964	186,426
Restricted short-term investments	486	—
Inventories, net	33,717	16,967
Accounts receivable (net of allowance for uncollectible accounts of $2,323 and $962 at December 31, 2004 and 2003, respectively)	9,243	8,654
Prepaid expenses	7,023	5,341
Deferred charges	9,225	6,498
Deferred tax asset	3,574	5,249
Security deposits	25,007	1,501
Other current assets	8,842	6,685

Total current assets	156,557	305,733
Property and equipment, net	636,368	485,032
Restricted cash and investments	2,293	1,248
PCS licenses	154,144	90,619
Microwave relocation costs	9,566	10,000
Other assets	6,467	6,307

Total assets	$965,395	$898,939

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,541	$156,160
Current maturities of long-term debt	14,310	13,420
Deferred revenue	40,424	30,192
Payable to parent	475,402	—
Other current liabilities	2,745	2,236

Total current liabilities	638,422	202,008
Long-term debt, net	170,689	182,335
Deferred tax liabilities	74,022	30,475
Deferred rents	10,331	6,866
Redeemable minority interest	1,008	—
Other long-term liabilities	21,403	26,996

Total liabilities	915,875	448,680
COMMITMENTS AND CONTINGENCIES (See Note 9)
SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 4,000,000 shares designated, 3,500,947 shares issued and outstanding at December 31, 2003; Liquidation preference of $384,365 at December 31, 2003	—	378,926
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, 4,000,000 of which have been designated as Series D Preferred Stock; no shares of preferred stock other than Series D Preferred Stock (presented above) issued and outstanding at December 31, 2003	—	—
Class A Common Stock, par value $0.0001 per share, 300 shares authorized, 90 shares issued and outstanding at December 31, 2003	—	—
Common Stock, par value $0.0001 per share, 300,000,000 shares authorized, 36,719,608 shares issued and outstanding at December 31, 2003	—	3
Common Stock, par value $0.0001 per share, 100 shares authorized, issued and outstanding at December 31, 2004	—	—
Additional paid-in capital	—	78,422
Subscriptions receivable	(98)	(92)
Deferred compensation	(3,331)	(4,154)
Retained earnings (deficit)	53,220	(2,774)
Accumulated other comprehensive loss	(271)	(72)

Total stockholders’ equity	49,520	71,333

Total liabilities and stockholders’ equity	$965,395	$898,939

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
		(Restated)	(Restated)
REVENUES:
Service revenues	$616,401	$369,851	$102,293
Equipment revenues	131,849	81,258	27,048

Total revenues	748,250	451,109	129,341
OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization expense of $57,572, $39,379, and $19,717, shown separately below)	200,806	122,211	63,567
Cost of equipment	221,217	150,832	106,508
Selling, general and administrative expenses (exclusive of depreciation and amortization expense of $4,629, $3,049 and $1,755, shown separately below)	130,428	94,073	55,161
Depreciation and amortization	62,201	42,428	21,472
Loss (gain) on disposal of assets	3,209	392	(279,659)

Total operating expenses	617,861	409,936	(32,951)

Income from operations	130,389	41,173	162,292
OTHER EXPENSE (INCOME):
Interest expense	19,030	11,115	6,720
Accretion of put option in majority-owned subsidiary	8	—	—
Interest income	(2,472)	(996)	(964)
(Gain) loss on extinguishment of debt	(698)	(603)	703

Total other expense	15,868	9,516	6,459
Income before provision for income taxes and cumulative effect of change in accounting principle	114,521	31,657	155,833
Provision for income taxes	(47,921)	(16,179)	(25,528)

Income before cumulative effect of change in accounting principle	66,600	15,478	130,305
Cumulative effect of change in accounting principle, net of tax	—	(120)	—

Net income	66,600	15,358	130,305
Accrued dividends on Series D Preferred Stock	(10,448)	(18,493)	(10,619)
Accretion on Series D Preferred Stock	(158)	(473)	(473)

Net income (loss) applicable to Common Stock	$55,997	$(3,608)	$119,213

Net income	$66,600	$15,358	$130,305
Other comprehensive income:
Unrealized losses on available-for-sale securities, net of tax	(240)	(72)	—
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax	41	—	—

Comprehensive income	$66,401	$15,286	$130,305

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except share information)

	Common Shares Held by Parent	Number of Shares	Amount	Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE, December 31, 2001	—	36,043,627	$3	$100,232	$(36)	$(3,239)	$(148,437)	$—	$(51,477)
Exercise of Class B Common Stock options	—	363,425	—	112	(46)	—	—	—	66
Exercise of Class C Common Stock options	—	16,250	—	76	—	—	—	—	76
Accrued interest on subscriptions receivable	—	—	—	4	(4)	—	—	—	—
Deferred compensation	—	—	—	479	—	(479)	—	—	—
Amortization of deferred compensation expense	—	—	—	—	—	1,519	—	—	1,519
Accrued dividends on Series D Preferred Stock	—	—	—	(10,619)	—	—	—	—	(10,619)
Accretion on Series D Preferred Stock	—	—	—	(473)	—	—	—	—	(473)
Net income	—	—	—	—	—	—	130,305	—	130,305

BALANCE, December 31, 2002, as restated	—	36,423,302	$3	$89,811	$(86)	$(2,199)	$(18,132)	$—	$69,397
Exercise of Class B Common Stock options	—	65,000	—	15	—	—	—	—	15
Exercise of Class C Common Stock options	—	5,946	—	28	—	—	—	—	28
Exercise of Class C Common Stock warrants	—	225,450	—	—	—	—	—	—	—
Accrued interest on subscriptions receivable	—	—	—	6	(6)	—	—	—	—
Deferred compensation	—	—	—	7,528	—	(7,528)	—	—	—
Amortization of deferred compensation expense	—	—	—	—	—	5,573	—	—	5,573
Accrued dividends on Series D Preferred Stock	—	—	—	(18,493)	—	—	—	—	(18,493)
Accretion on Series D Preferred Stock	—	—	—	(473)	—	—	—	—	(473)
Net income	—	—	—	—	—	—	15,358	—	15,358
Unrealized loss on available-for-sale securities, net of reclassification adjustment and tax	—	—	—	—	—	—	—	(72)	(72)

BALANCE, December 31, 2003, as restated	—	36,719,698	$3	$78,422	$(92)	$(4,154)	$(2,774)	$(72)	$71,333

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except share information)

	Common Shares Held by Parent	Number of Shares	Amount	Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Exercise of Common Stock options	—	211,976	—	416	—	—	—	—	416
Exercise of Common Stock warrants	—	6,500,340	1	43	—	—	—	—	44
Reverse stock split – fractional shares redeemed	—	(87)	—	—	—	—	—	—	—
Accrued interest on subscriptions receivable	—	—	—	6	(6)	—	—	—	—
Deferred compensation	—	—	—	9,606	—	(9,606)	—	—	—
Amortization of deferred compensation expense	—	—	—	—	—	10,429	—	—	10,429
Accrued dividends on Series D Preferred Stock	—	—	—	—	—	—	(10,448)	—	(10,448)
Accretion on Series D Preferred Stock	—	—	—	—	—	—	(158)	—	(158)
Contribution of common stock and related capital to parent related to reorganization	—	(43,431,927)	(4)	(88,493)	—	—	—	—	(88,497)
Common Stock issued to Parent	100	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	66,600	—	66,600
Unrealized loss on available-for-sale securities, net of reclassification adjustment and tax	—	—	—	—	—	—	—	(199)	(199)

BALANCE, December 31, 2004	100	—	$—	$—	$(98)	$(3,331)	$53,220	$(271)	$49,520

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,600	$15,358	$130,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	120	—
Depreciation and amortization	62,201	42,428	21,472
Provision for uncollectible accounts receivable	125	110	359
Deferred rent expense	3,466	2,803	2,886
Cost of abandoned cell sites	1,021	824	1,449
Non-cash compensation expense	10,429	5,573	1,519
Non-cash interest expense	2,889	3,073	2,833
Loss (gain) on disposal of assets	3,209	392	(279,659)
(Gain) loss on extinguishment of debt	(698)	(603)	703
Loss on sale of investments	576	—	—
Accretion of asset retirement obligation	263	127	—
Accretion of put option in majority-owned subsidiary	8	—	—
Deferred income taxes	45,362	18,716	6,616
Changes in assets and liabilities -
Inventories	(16,706)	(7,745)	(2,621)
Accounts receivable	(714)	(1,041)	(8,082)
Prepaid expenses	(1,933)	(182)	(2,911)
Deferred charges	(2,727)	(1,645)	(4,853)
Other assets	(2,243)	(4,131)	(2,796)
Accounts payable and accrued expenses	(33,936)	21,305	51,079
Deferred revenue	10,317	14,264	15,956
Other liabilities	2,869	2,859	15,073

Net cash provided by (used in) operating activities	150,378	112,605	(50,672)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(250,830)	(117,731)	(227,350)
Proceeds from sale of property and equipment	—	6	—
Purchase of other assets	—	(35)	(10)
Purchase of investments	(158,672)	(209,149)	—
Proceeds from sale of investments	307,220	22,650	—
Change in restricted cash and investments	(1,511)	953	(586)
Purchase of FCC licenses	(62,025)	—	—
Deposit to FCC for licenses	(25,000)	(1,500)	—
Proceeds from sale of FCC licenses	—	—	286,242
Repayment of advance on the sale of FCC licenses	—	—	(145,000)
Microwave relocation costs	(63)	(2,062)	(1,607)

Net cash used in investing activities	(190,881)	(306,868)	(88,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	5,778	824	(2,776)
Proceeds from 10 3/4% Senior Notes due 2011	—	145,500	—
Proceeds from short-term notes payable	1,703	—	—
Debt issuance costs	(164)	(876)	—
Repayment of debt	(14,215)	(9,077)	(278)
Proceeds from minority interest in majority-owned subsidiary	1,000	—	—
Proceeds from issuance of Series D Preferred Stock	5	65,537	159,951
Proceeds from exercise of stock options and warrants	460	43	142

Net cash (used in) provided by financing activities	(5,433)	201,951	157,039

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,936)	7,688	18,056
CASH AND CASH EQUIVALENTS, beginning of period	68,412	60,724	42,668

CASH AND CASH EQUIVALENTS, end of period	$22,476	$68,412	$60,724

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

1.	Organization and Business Operations:

MetroPCS, Inc., a Delaware corporation, together with its wholly- and majority-owned subsidiaries (the “Company”), is a wireless telecommunications carrier that offers wireless broadband personal communication services as of December 31, 2004, primarily in the metropolitan areas of Atlanta, Miami, San Francisco-Oakland-San Jose, and Sacramento. The Company initiated the commercial launch of its first market in January 2002 and was in the development stage during 2000 and 2001. The Company launched service in the Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002 and in San Francisco-Oakland-San Jose in September 2002. The Company sells products and services to customers through Company-owned retail stores as well as through relationships with indirect retailers.

On February 25, 2004, MetroPCS, Inc. formed a new wholly-owned subsidiary named MetroPCS Communications, Inc. In July 2004, MetroPCS, Inc. merged with a subsidiary of MetroPCS Communications, Inc. pursuant to a transaction that resulted in all of the capital stock of MetroPCS, Inc. (and the options and warrants related thereto) converting into capital stock of MetroPCS Communications, Inc. (and the options and warrants), and MetroPCS, Inc. becoming a wholly-owned subsidiary of MetroPCS Communications, Inc.

On November 24, 2004, the Company and C9 Wireless, LLC, an independent third-party, formed a limited liability company called Royal Street Communications, LLC (“Royal Street”), to bid on spectrum auctioned by the Federal Communications Commission (“FCC”) in Auction No. 58. The Company owns 85% of the limited liability interests of Royal Street (See Note 3).

2.	Summary of Significant Accounting Policies:

Consolidation

The accompanying consolidated financial statements include the balances and results of operations of MetroPCS, Inc. and its wholly- and majority-owned subsidiaries. The Company owns a majority interest in Royal Street, and its results of operations are consolidated with the Company. The redeemable minority interest in Royal Street is currently not being eliminated and is included in long-term liabilities. All significant intercompany balances and transactions have been eliminated in consolidation.

Restatement of Consolidated Financial Statements

In August 2004, the Company determined that it had understated revenues for the three month period ended March 31, 2004. As a result, the audit committee of the Company’s board of directors then commenced an independent investigation into the understatement and retained independent legal counsel to assist in the investigation. In connection with the independent investigation, the Company performed an extensive review of various accounting policies and practices for transactions in the financial statement close process in prior years and, in consultation with the audit committee of the Company’s board of directors, the Company determined that is was appropriate to restate the previously reported consolidated financial statements for the years ended December 31, 2003 and 2002. These restatements resulted from the correction of accounting errors resulting from material weaknesses in the Company’s internal control over financial reporting.

Classification of Short-Term Investments. The Company determined that certain investments were inappropriately classified under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”). As a result, the Company recorded adjustments to appropriately classify its investments in accordance with SFAS No. 115, and record the unrealized gains and losses to other comprehensive income (loss). These adjustments resulted in (i) a decrease in cash and cash equivalents of $167.5 million, (ii) an increase in short-term investments of $186.4 million, (iii) a decrease in long-term investments of $19.0 million, and (iv) recognition of accumulated other comprehensive loss of $0.1 million at December 31, 2003. In addition, the adjustments resulted in the recognition of a net unrealized loss on available-for-sale securities of approximately $0.1 million, net of income taxes, for the year ended December 31, 2003.

Inventory Valuation. The Company found errors in the valuation of

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

replacement handsets used primarily for in-warranty exchanges which resulted in these inventories being overstated. As a result, the Company recorded restatement adjustments that resulted in (i) a decrease in inventories of $4.2 million at December 31, 2003 and (ii) an increase in cost of equipment of $2.0 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively.

Additionally, the Company reviewed its accounting policy related to trade-in allowances granted to customers toward the purchases of new handsets and determined that these trade-in allowances are a reduction of equipment revenue, rather than an increase in cost of equipment. As a result, the Company recorded restatement adjustments that resulted in (i) a decrease in equipment revenues of $3.5 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively, and (ii) a reduction in cost of equipment of $3.5 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

Property and Equipment. The Company had not properly recorded certain assets when received as of December 31, 2003 and 2002. As a result, it understated its accounts related to property and equipment and accounts payable and accrued expenses, requiring correction and restatement of both assets and liabilities. These adjustments resulted in (i) a net increase in property and equipment of $2.2 million at December 31, 2003 and (ii) an increase in depreciation and amortization expense of $0.3 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

Revenue Recognition. The Company identified errors in its determination of revenues and deferred revenues as a result of an estimation process that had been utilized in prior years. The Company has subsequently developed a revenue recognition approach that allows a determination of revenues and deferred revenues based upon detailed customer level information. As a result of the errors identified in the prior approach, the Company determined that it was necessary to recalculate historical results utilizing this new method to ensure consistent reporting of revenue and deferred revenue within the historical and current consolidated financial statements. Changes in the revenue recognition model resulted in restatement adjustments that reduced deferred revenue in the amount of $0.6 million at December 31, 2003. In addition, these adjustments resulted in a reduction in service revenues of $1.4 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively.

Lease Accounting. The Company reviewed its accounting policy with respect to lease transactions. Historically, when accounting for tower leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, excluding any potential renewal periods. The Company has now recorded restatement adjustments that recognize rent expense on a straight-line basis over a lease term that includes renewal periods that are reasonably assured, as required by SFAS No. 13, “Accounting for Leases,” as amended. Cell site assets associated with such leased towers are depreciated over the shorter of the assets’ estimated useful lives or the lease term that includes the renewal periods that are reasonably assured to occur. The adjustments resulted in an increase in deferred rents in the amount of $2.9 million as of December 31, 2003, as well as an increase in cost of service in the amount of $1.6 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively.

Accrued Dividends on Series D Cumulative Convertible Redeemable Participating Preferred Stock. Historically, the Company calculated the accrual of dividends on its Series D Cumulative Convertible Redeemable Participating Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), at a rate of 6.1% per annum when the certificate of designations for such stock stated that dividends should be accrued at a rate of 6% per annum. The Company recorded adjustments that corrected the historical accruals utilizing a 6% rate, resulting in the reduction of Series D Preferred Stock in the amount of $0.5 million at December 31, 2003, as well as a decrease in accrued dividends on Series D Preferred Stock of $0.3 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively.

Deferred Compensation. Historically, the Company did not properly apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) when calculating deferred compensation related to stock options granted below fair market value. The Company recalculated deferred compensation for the historical periods, resulting in restatement adjustments that (i) decreased deferred compensation by $0.1 million, and (ii) decreased additional paid-in capital by $1.0 million at December 31, 2003. In addition, selling, general and administrative expense decreased by $1.8 million for the year ended December 31, 2003 and increased by $0.4 million for the year ended December 31, 2002.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Income Tax Accounting. Upon review of the Company’s calculation of income tax expense, the Company determined that it had not properly applied the provisions of SFAS No. 109, “Accounting for Income Taxes.” Previously, the Company utilized a blended state tax rate to calculate its provision, record its deferred tax assets and liabilities and record tax reserves for uncertain tax positions. The Company has determined that the calculation should have been prepared on a state-by-state basis and, therefore, recalculated the provision using such approach. This calculation resulted in the Company recording additional tax expense for the years ended December 31, 2003 and 2002 of $0.5 million and $6.4 million, respectively, including adjustments for the tax effect of all other restatement items. There was no change in the amount of cash paid for income taxes.

The Company also recorded additional miscellaneous adjustments to various other accounts that were identified during the preparation of the Company’s 2004 consolidated financial statements or in connection with the restatement efforts discussed above. These adjustments resulted in (i) a $1.5 million decrease to total assets and a $9.3 million increase in total liabilities at December 31, 2003, (ii) a $1.1 million net decrease in net income for the year ended December 31, 2003 and (iii) a $1.7 million net increase in net income for the year ended December 31, 2002.

As a result of the restatements described above, certain previously reported amounts in the consolidated balance sheets have been restated as follows:

As of December 31, 2003	As Originally Reported	As Restated
	(in thousands)
Cash and cash equivalents	$235,965	$68,412
Short-term investments	—	186,426
Inventories, net	21,210	16,967
Accounts receivable, net	8,678	8,654
Prepaid expenses	5,292	5,341
Deferred tax asset	6,675	5,249
Other current assets	8,833	8,186
Total current assets	293,151	305,733
Property and equipment, net	482,965	485,032
Long-term investments	19,000	—
Other assets	5,511	6,307
Total assets	902,494	898,939
Accounts payable and accrued expenses	153,688	156,160
Deferred revenue	31,091	30,192
Total current liabilities	200,436	202,008
Long-term debt, net	182,433	182,335
Deferred tax liability	30,791	30,475
Deferred rents	3,961	6,866
Other long-term liabilities	20,554	26,996
Total liabilities	438,205	448,680
Series D Cumulative Convertible Redeemable Participating Preferred Stock	379,401	378,926
Additional paid-in capital	88,908	78,422
Deferred compensation	(4,229)	(4,154)
Retained earnings (deficit)	293	(2,774)
Accumulated other comprehensive loss	—	(72)
Total stockholders’ equity	84,888	71,333
Total liabilities and stockholders’ equity	902,494	898,939

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

As a result of the restatements described above, certain previously reported amounts in the consolidated statements of income and comprehensive income (loss) have been restated as follows:

Year Ended December 31, 2003	As Originally Reported	As Restated
	(in thousands)
Service revenues	$370,920	$369,851
Equipment revenues	88,562	81,258
Total revenues	459,482	451,109
Cost of service	118,335	122,211
Cost of equipment	155,084	150,832
Selling, general and administrative expenses	97,935	94,073
Depreciation and amortization	41,900	42,428
Loss on disposal of assets	333	392
Total operating expenses	413,587	409,936
Income from operations	45,895	41,173
Interest expense	11,254	11,115
Interest income	(1,061)	(996)
Total other expense	9,590	9,516
Income before income taxes and cumulative effect of change in accounting principle	36,305	31,657
Provision for income taxes	(15,665)	(16,179)
Income before cumulative effect of change in accounting principle	20,640	15,478
Cumulative effect of change in accounting principle	(74)	(120)
Net income	20,566	15,358
Accrued dividends on Series D Preferred Stock	(18,749)	(18,493)
Net income (loss) applicable to Common Stock	1,817	(3,608)
Unrealized loss on available-for-sale securities, net of tax	—	(72)
Comprehensive income	20,566	15,286

Year Ended December 31, 2002
Service revenues	$102,137	$102,293
Equipment revenues	23,458	27,048
Total revenues	125,595	129,341
Cost of service	61,881	63,567
Cost of equipment	100,651	106,508
Selling, general and administrative expenses	56,630	55,161
Depreciation and amortization	21,394	21,472
Total operating expenses	(38,400)	(32,951)
Income from operations	163,995	162,292
Interest expense	6,805	6,720
Total other expense	5,841	6,459
Income before income taxes	158,154	155,833
Provision for income taxes	(19,087)	(25,528)
Net income	139,067	130,305
Accrued dividends on Series D Preferred Stock	(10,838)	(10,619)
Net income applicable to Common Stock	128,229	119,213

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

As a result of the restatements described above, certain previously reported amounts in the consolidated statements of stockholders’ equity have been restated as follows:

As of December 31, 2003	As Originally Reported	As Restated
	(in thousands)
Amortization of deferred compensation expense	$7,379	$5,573
Accrued dividends on Series D Preferred Stock	(18,749)	(18,493)
Net income	20,566	15,358
Unrealized loss on available-for-sale securities, net of reclassification adjustment and tax	—	(72)

As of December 31, 2002
Amortization of deferred compensation expense	$1,115	$1,519
Accrued dividends on Series D Preferred Stock	(10,838)	(10,619)
Net income	139,067	130,305

As a result of the restatements described above, certain previously reported amounts in the consolidated statements of cash flows have been restated as follows:

Year Ended December 31, 2003	As Originally Reported	As Restated
	(in thousands)
Net income	$20,566	$15,358
Cumulative effect of change in accounting principle	(74)	(120)
Depreciation and amortization	41,900	42,428
Provision for uncollectible accounts receivable	991	110
Deferred rent expense	1,160	2,803
Non-cash compensation expense	7,379	5,573
Non-cash interest expense	3,090	3,073
Loss on disposal of assets	333	392
Accretion of asset retirement obligation	50	127
Deferred income taxes	14,022	18,716
Changes in assets and liabilities -
Inventories	(7,664)	(7,745)
Accounts receivable	(4,428)	(1,041)
Prepaid expenses	(274)	(182)
Deferred charges	1,412	(1,645)
Other assets	(5,675)	(4,131)
Accounts payable and accrued expenses	26,481	21,305
Deferred revenue	13,160	14,265
Other liabilities	(3,180)	2,859
Net cash provided by operating activities	109,618	112,605
Purchase of investments	(19,912)	(209,149)
Proceeds from sale of investments	1,860	22,650
Net cash used in investing activities	(137,321)	(306,868)
Increase in cash and cash equivalents	174,248	7,688

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Year Ended December 31, 2002
Net income	$139,067	$130,305
Depreciation and amortization	21,394	21,472
Provision for uncollectible accounts receivable	381	359
Deferred rent expense	1,853	2,886
Non-cash compensation expense	1,115	1,519
Non-cash interest expense	3,028	2,833
Gain on disposal of assets	(278,956)	(279,659)
Loss on extinguishment of debt	—	703
Deferred income taxes	10,094	6,616
Changes in assets and liabilities -
Inventories	(7,509)	(2,621)
Accounts receivable	(5,622)	(8,082)
Prepaid expenses	(2,783)	(2,911)
Deferred charges	(7,910)	(4,853)
Other assets	(2,604)	(2,796)
Accounts payable and accrued expenses	40,463	51,079
Deferred revenue	17,960	15,956
Other liabilities	5,506	15,073
Net cash used in operating activities	(64,523)	(50,672)
Increase in cash and cash equivalents	19,049	18,056

Operating Segments

The Company has four operating segments based on geographic region within the United States: Atlanta, Miami, San Francisco-Oakland-San Jose and Sacramento.

Each of these operating segments provides wireless voice and data services and products to customers in its service areas. These services include unlimited local and long distance calling, as well as unlimited voicemail, text messaging, picture and multimedia messaging, caller ID, ringtones, downloads, games and content applications, international long distance and other value-added services.

The Company has considered the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that these operating segments are similar in respect to:

•	Their products and services;

•	Their production processes;

•	The type or class of customer for their products and services;

•	The methods used to distribute their products or provide their services;

•	The nature of the overall regulatory environment; and

•	Their economic characteristics and expected future performance.

Based on the above criteria, the Company believes the four operating segments to be similar, and accordingly, has aggregated the four operating segments into a single reportable segment.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant of such estimates used by the Company include:

•	allowance for uncollectible accounts receivable;

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

•	valuation of inventories;

•	estimated useful life of assets;

•	impairment of long-lived assets and indefinite-lived assets;

•	likelihood of realizing benefits associated with temporary differences giving rise to deferred tax assets;

•	reserves for uncertain tax positions;

•	estimated customer life in terms of amortization of certain deferred revenue; and

•	valuation of Common Stock.

Cash and Cash Equivalents

The Company includes as cash and cash equivalents (i) cash on hand, (ii) cash in bank accounts, (iii) investments in money market funds, and (iv) corporate bonds with an original maturity of 90 days or less.

Short-Term Investments

The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include corporate and government bonds with an original maturity of over 90 days and auction rate securities. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive loss, a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period (See Note 4).

Inventories, Net

Substantially all of the Company’s inventories are stated at the lower of average cost or market. Inventories consist mainly of handsets that are available for sale to customers and indirect retailers.

Allowance for Uncollectible Accounts Receivable

The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of indirect retailers to pay for equipment purchases and for amounts estimated to be uncollectible from other carriers.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	2004	2003
		(Restated)
Construction-in-progress	$24,691	$63,340
Network infrastructure	713,514	469,647
Office equipment	9,139	6,157
Leasehold improvements	12,145	7,925
Furniture and fixtures	2,444	1,725

	761,933	548,794
Accumulated depreciation	(125,565)	(63,762)

Property and equipment, net	$636,368	$485,032

Property and equipment are stated at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. When the Company sells, disposes of or retires property and equipment, the related gains or losses are included in operating results. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are ten years for network infrastructure assets, three to seven years for office equipment, which includes computer equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. The Company follows the provisions of SFAS No. 34, “Capitalization of Interest Cost,” with respect to its PCS licenses and the related construction of its network infrastructure assets. For the years ended December 31, 2004 and 2003, the Company capitalized interest in the amount of $2.9 million and $0.1 million, respectively.

Restricted Cash and Investments

Restricted cash and investments consist of money market instruments and short-term investments. Short-term investments, which are held-to-maturity, are stated at cost plus accrued interest, which approximates market value, mature within twelve months and are comprised primarily of federal home loan mortgage notes, all denominated in U.S. dollars. In general, these investments are pledged as collateral against letters of credit used as security for payment obligations and are presented as current or non-current assets based on the terms of the underlying letters of credit.

Revenues and Cost of Revenues

Wireless services are provided on a month-to-month basis and are paid in advance. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Long-term deferred revenue is included in other long-term liabilities. Cost of service generally includes direct costs of operating the Company’s networks.

Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF No. 00-21”), which is being applied on a prospective basis. The consensus also supersedes certain guidance set forth in U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104, “Revenue Recognition,” (“SAB 104”). The consensus addresses the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting and the consideration received is allocated among the separate units of accounting based on their relative fair values.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The Company determined that the sale of wireless services through its direct and indirect sales channels with an accompanying handset constitute revenue arrangements with multiple deliverables. Upon adoption of EITF No. 00-21, the Company began dividing these arrangements into separate units of accounting, and allocating the consideration between the handset and the wireless service based on their relative fair values. Consideration received for the handset is recognized as equipment revenue when the handset is delivered and accepted by the customer. Consideration received for the wireless service is recognized as service revenues when earned.

Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets in the direct retail locations are recognized at the point of sale. Handsets shipped to indirect retailers are recorded as deferred revenue and deferred cost upon shipment by the Company and are recognized as equipment revenues and related costs when service is activated by its customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have the right to return handsets within 7 days or 60 minutes of usage, whichever occurs first.

Prior to July 1, 2003, activation fees were deferred and amortized over the estimated customer life. On October 1, 2003, the Company changed its estimated customer life from 25 months to 14 months, based on historical disconnect rates, resulting in an increase in activation revenues of $5.1 million in the fourth quarter of 2003 over amounts that would have been recognized using the prior estimated life.

Software Costs

In accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”), certain costs related to the purchase of internal use software are capitalized and amortized over the estimated useful life of the software. In 2004 and 2003, the Company capitalized approximately $0.9 million and $0.5 million, respectively, of purchased software costs under SOP 98-1, that is being amortized over a three-year life. The Company amortized computer software costs of approximately $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Capitalized software costs are classified as office equipment.

PCS Licenses and Microwave Relocation Costs

The Company operates broadband personal communication services networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC, for a particular market on spectrum allocated by the FCC for broadband personal communication services. The PCS licenses include the obligation through April 2005 to relocate existing users of the Company’s licensed spectrum if the Company’s spectrum will interfere with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Additionally, as discussed in Note 9, the Company incurred costs related to microwave relocation in constructing its PCS network. The PCS licenses and microwave relocation costs are recorded at cost. The PCS licenses and microwave relocation costs were not placed into service prior to 2002. Although PCS licenses are issued with a stated term, generally 10 years, the renewal of PCS licenses is generally a routine matter involving a nominal fee and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS licenses. As such, under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize PCS licenses and microwave relocation costs as they are considered to have indefinite lives and together represent the cost of the Company’s spectrum. The Company is required to test indefinite-lived intangible assets, consisting of PCS licenses and microwave relocation costs, for impairment on an annual basis based upon a fair value approach. Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. The Company completed its impairment tests during the third quarter and no impairment has been recognized through December 31, 2004.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising costs totaled $22.2 million, $21.5 million and $13.7 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes

The Company records income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). SFAS No. 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, a valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years.

The Company establishes reserves when, despite the belief that the Company’s tax return positions are fully supportable, the Company believes that certain positions it has taken might be challenged and ultimately might not be sustained. The Company adjusts these reserves in light of changing facts and circumstances. The Company’s effective tax rate includes the impact of reserve positions and changes to reserves that the Company considers appropriate. A number of years may elapse before a particular matter, for which the Company has established a reserve, is finally resolved. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. The tax reserves are presented on the balance sheet in other long-term liabilities. At December 31, 2004, other long-term liabilities included tax reserves in the amount of $18.9 million. See Note 14.

Other Comprehensive Income

Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive loss as a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest income.

Stock Based Compensation

The Company follows the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted by SFAS No. 123, the Company measures compensation expense for its stock-based employee compensation plans, described further in Note 12, using the intrinsic value method prescribed by APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net income (loss) applicable to Common Stock (in thousands) as if the Company had elected to recognize compensation costs based on the fair value at the date of grant for the Company’s Common Stock awards consistent with the provisions of SFAS No. 123 (See Note 12 for assumptions used in the fair value method):

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

	2004	2003	2002
		(Restated)	(Restated)
Net income (loss) applicable to Common Stock—as reported	$55,997	$(3,608)	$119,213
Add: Amortization of deferred compensation determined under the intrinsic method for employee stock awards, net of tax	6,036	2,725	1,267
Less: Total stock-based employee compensation expense determined under the fair value method for employee stock awards, net of tax	(5,689)	(1,642)	(2,961)

Net income (loss) applicable to Common Stock—pro forma	$56,344	$(2,525)	$117,519

The pro forma amounts presented above may not be representative of the future effects on reported net income since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143 on January 1, 2003.

The Company is subject to asset retirement obligations associated with its cell site operating leases, which are subject to the provisions of SFAS No. 143. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term to its original condition, creating an asset retirement obligation. This liability is classified under other long-term liabilities. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. In addition to cell site operating leases, the Company has leases related to switch site, retail, and administrative locations subject to the provisions of SFAS No. 143.

The adoption of SFAS No. 143 resulted in a January 1, 2003 adjustment to record a $0.7 million increase in the carrying values of property and equipment with a corresponding increase in other long-term liabilities. In addition, $0.1 million of accretion, before taxes, was recorded to increase the liability to $0.8 million at adoption. The net effect was to record a loss of approximately $0.1 million as a cumulative effect adjustment resulting from a change in accounting principle in the Company’s consolidated statements of income upon adoption on January 1, 2003.

The following pro forma data summarizes the Company’s net income as if the Company had adopted the provisions of SFAS No. 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $0.5 million (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
Net income, as reported	$66,600	$15,358	$130,305
Pro forma adjustments to reflect adoption of SFAS No. 143	—	120	(34)
Pro forma adjustments to reflect accretion expense	—	—	(53)
Pro forma adjustments to reflect depreciation expense	—	—	(33)

Pro forma net income	$66,600	$15,478	$130,185

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS No. 143 (in thousands):

	2004	2003	Pro Forma 2002
		(Restated)
Beginning asset retirement obligations	$1,115	$832	$490
Cumulative effect of accounting change, before taxes	—	122	—
Liabilities incurred	559	34	253
Accretion expense	219	127	89

Ending asset retirement obligations	$1,893	$1,115	$832

Recent Accounting Pronouncements

In December 2003, the FASB issued a revised interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (FIN No. 46(R)), which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN No. 46). FIN No. 46(R) clarifies and expands current accounting guidance for variable interest entities. FIN No. 46 and FIN No. 46(R) are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN No. 46 and FIN No. 46 (R) did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No.123(R)”). SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, including stock options granted to employees. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25 and its related interpretations. This statement will be effective for awards granted, modified or settled in interim periods or fiscal years beginning after December 15, 2005. The Company has not completed its evaluation of the effect of SFAS No. 123(R).

In March 2005, the FASB issued Interpretation No. 47 which serves as an interpretation of FASB Statement No. 143, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN No. 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 is effective for the year ended December 31, 2005. The Company has concluded that the adoption of FIN No. 47 will not have a material impact on its financial position or results of operations .

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and error corrections made in years beginning after the date that SFAS No. 154 was issued. The Company has not completed its evaluation of the effect of SFAS No. 154.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”). SFAS No. 155 permits fair value

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not completed its evaluation of the effect of SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” (“SFAS No. 156”). This Statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company has not completed its evaluation of the effect of SFAS No. 156.

3.	Majority-Owned Subsidiary:

On November 24, 2004, the Company, together with C9 Wireless, LLC, an independent unaffiliated third-party, formed a limited liability company, Royal Street, that qualified to bid for closed licenses and to receive bidding credits as a very small business on open licenses in FCC Auction No. 58. The Company owns 85% of the limited liability interests of Royal Street, but may elect only two of five members of its management committee, which has the full power to direct the management of Royal Street. Royal Street holds all licenses won in Auction No. 58. At Royal Street’s request and subject to Royal Street’s direction, the Company will build out Royal Street’s networks and has contracted to have access, via a resale arrangement, to as much as 85% of the engineered capacity of Royal Street’s networks. During 2004, the Company loaned a total of $18.4 million to Royal Street to facilitate Royal Street’s acquisition of licenses in Auction No. 58. The loan is secured by substantially all of Royal Street’s assets, except those prohibited by law. The results of Royal Street’s operations are consolidated with those of MetroPCS and all intercompany balances have been eliminated.

C9 Wireless, LLC has a right to put its interests to the Company at specific future dates based on a contractually determined amount (the “Put Right”). The Put Right represents an unconditional obligation of the Company to purchase Royal Street interests from C9 Wireless, LLC. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” this obligation is recorded as a liability and is measured at each reporting date as the amount of cash that would be required to settle the obligation under the contract terms if settlement occurred at the reporting date.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

4.	Short-Term Investments:

Short-term investments consisted of the following (in thousands):

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government and agencies	$29,995	$—	$(366)	$29,629
Auction rate securities	5,300	—	—	5,300
Corporate bonds	2,074	—	(39)	2,035

Total short-term investments	$37,369	$—	$(405)	$36,964

	2003
	(Restated)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government and agencies	$19,000	$7	$(47)	$18,960
Auction rate securities	152,200	—	—	152,200
Corporate bonds	15,298	—	(32)	15,266

Total short-term investments	$186,498	$7	$(79)	$186,426

The cost and aggregate fair values of short-term investments by contractual maturity at December 31, 2004 were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value
Less than one year	$3,074	$3,026
Due in 1 – 2 years	28,995	28,638
Due in 2 – 5 years	—	—
Due after 5 years	5,300	5,300

Total	$37,369	$36,964

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

5.	Intangible Assets:

The changes in the carrying value of intangible assets during the years ended December 31, 2004 and 2003 are as follows (in thousands):

	PCS Licenses	Microwave Relocation Costs
Balance at December 31, 2002	$90,619	$7,816
Additions	—	2,184

Balance at December 31, 2003	90,619	10,000
Additions	63,525	63
Reductions	—	(497)

Balance at December 31, 2004	$154,144	$9,566

PCS licenses represent the 14 C-Block PCS licenses acquired by the Company in the FCC auction in May 1996, as well as PCS licenses subsequently acquired from other carriers.

The grant of the licenses by the FCC subjects the Company to certain FCC ownership restrictions. Should the Company fail to qualify under such ownership restrictions, the PCS licenses may be subject to revocation or require the payment of fines or forfeitures. All licenses granted will expire ten years from the date of grant; however, the FCC rules provide for renewal. Such renewals are granted routinely without substantial cost.

In February 2002, the Company consummated the sale of 10 MHz of a single 30 MHz PCS license for cash consideration of $286.2 million, $145.0 million of which was paid in advance of the sale in 2001, plus the assumption by the purchaser of $3.8 million in FCC debt, resulting in a gain of $279.0 million and in the reduction of the PCS license carrying value at December 31, 2002.

On April 19, 2004, the Company acquired four PCS licenses for an aggregate purchase price of $11.5 million. The licenses cover 15 MHz of spectrum in each of the basic trading areas of Modesto, Merced, Eureka, and Redding, California.

On October 29, 2004, the Company acquired two additional PCS licenses from Nextwave Telecom, Inc. and certain of its affiliates for an aggregate purchase price of $43.5 million. The licenses cover 10 MHz of spectrum in each of the basic trading areas of Tampa-St. Petersburg-Clearwater, Florida, and Sarasota-Bradenton, Florida.

On November 28, 2004, the Company executed a license purchase agreement by which the Company agreed to acquire 10 MHz of wireless spectrum in the basic trading area of Detroit, Michigan and certain counties of the basic trading area of Dallas-Fort Worth, Texas for $230.0 million pursuant to a two-step, tax-deferred, like-kind exchange transaction under Section 1031 of the Internal Revenue Code of 1986, as amended (See Note 18).

On December 20, 2004, the Company acquired an additional PCS license from X-10 Wireless, L.P. for a purchase price of $8.5 million. The license covers 20 MHz of spectrum in the basic trading area of Daytona Beach, Florida.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	2004	2003
		(Restated)
Accounts payable	$19,540	$70,589
Book overdraft	10,486	4,708
Accrued accounts payable	40,524	49,172
Accrued liabilities	5,382	1,590
Lucent purchase commitment	5,091	13,317
Payroll and employee benefits	6,941	5,439
Accrued interest	4,393	4,847
Taxes, other than income	13,184	6,498

Accounts payable and accrued expenses	$105,541	$156,160

7.	Long-Term Debt:

Long-term debt consisted of the following (in thousands):

	2004	2003
		(Restated)
FCC notes	$33,409	$46,771
Senior Notes	150,000	150,000
Microwave relocation obligations	4,061	3,875

Total face-value debt	187,470	200,646
Less: original issue discount	(2,471)	(4,891)

Total debt	184,999	195,755
Less: current maturities	(14,310)	(13,420)

Total long-term debt	$170,689	$182,335

Maturities of the principal amount of long-term debt at face value are as follows (in thousands):

For the Year Ending December 31,
2005	$14,310
2006	15,201
2007	3,956
2008	270
2009	840
Thereafter	152,893

Total	$187,470

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The FCC Notes mature in January 2007, bear 6.5% interest per annum and provide for quarterly payments of interest only until April 2003 and principal and interest thereafter until maturity. The FCC notes are secured by a first priority interest in the PCS licenses.

Based on an estimated fair market borrowing rate of 14% at time of issuance, the FCC notes are recorded on the Company’s consolidated financial statements at December 31, 2004 and 2003, at the discounted value of $30.9 million and $41.9 million, respectively. The discount of $2.5 million and $4.9 million at December 31, 2004 and 2003, respectively, is amortized using the effective interest method over the term of the debt. Amortization of the original issue discount resulted in additional interest expense of $2.4 million, $3.0 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. In February 2002, $3.8 million in face value of FCC notes were assumed by the purchaser of 10 MHz of spectrum of a single 30 MHz license.

In the event that the Company becomes unable to meet its obligations under an individual FCC note or otherwise violates regulations applicable to holders of PCS licenses, the FCC could take a variety of actions, including requiring immediate repayment of amounts due under that individual FCC note, the revocation of the PCS license related to that FCC note, and assessing a forfeiture against the Company in an amount equal to the difference between the price at which the Company acquired the license and the amount of the winning bid at a subsequent auction of that license, plus an additional penalty of 3% of the lesser of the subsequent winning bid and the Company’s bid amount. The Company is current with its obligations under these notes (See Note 18).

As provided by FCC regulations, and further discussed in Note 9, the Company has opted to make payments on the installment method to the various carriers to whom it owes a microwave relocation cost sharing liability. The Company has remitted a 10% down payment upon presentation of the supported costs by the carrier and makes payments to the carriers for the same terms as the FCC notes which mature in 10 years from inception.

On September 29, 2003, MetroPCS, Inc. completed the sale of $150.0 million of 10 3/4% Senior Notes due 2011 (the “Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by all of MetroPCS, Inc.’s current and future domestic restricted subsidiaries, other than Royal Street and certain immaterial subsidiaries. MetroPCS, Inc. has no independent assets or operations. The guarantees are full and unconditional and joint and several, and as of December 31, 2004 there are no wholly-owned subsidiaries of MetroPCS, Inc. other than the subsidiary guarantors. MetroPCS and Royal Street are not guarantors of the Senior Notes. The Senior Notes rank equally in right of payment with all of MetroPCS, Inc.’s future senior unsecured indebtedness, and rank senior to all of MetroPCS, Inc.’s future subordinated indebtedness. The Senior Notes are effectively subordinated to MetroPCS, Inc.’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. MetroPCS, Inc. may redeem some or all of the Senior Notes at any time on or after October 1, 2007, beginning at 105.375% of principal amount, plus accrued and unpaid interest, decreasing to 100% of principal amount, plus accrued and unpaid interest on October 1, 2009. In addition, prior to October 1, 2006, MetroPCS, Inc. may redeem up to 35% of the Senior Notes with the net proceeds of equity sales at 110.75% of principal amount, plus accrued and unpaid interest; provided that the redemption occurs within 90 days of the closing of such offering. The indenture also contains repurchase provisions related to asset sales and changes in control. Additionally, the indenture, among other things, restricts the ability of MetroPCS, Inc. and its restricted subsidiaries under certain conditions to:

•	incur additional indebtedness and, in the case of our restricted subsidiaries, issue preferred stock;

•	create liens on their assets;

•	pay dividends or make other restricted payments;

•	make investments;

•	enter into transactions with affiliates;

•	sell or make dispositions of assets;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to MetroPCS, Inc.;

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

•	engage in certain business activities; and

•	merge or consolidate.

The net proceeds of the offering were approximately $144.5 million after estimated underwriter fees and other debt issuance costs of $5.5 million which have been recorded in other assets and are being amortized over the life of the debt. Of such costs, $0.1 million is included in accounts payable and accrued expenses at December 31, 2003. The net proceeds will be used to further deploy the Company’s network and related infrastructure, as well as for general corporate purposes. MetroPCS, Inc. is subject to certain covenants set forth in the indenture governing the Senior Notes. On August 20, 2004, the Company announced that it would delay the filing of its quarterly report on Form 10-Q for the quarter ended June 30, 2004 pending the completion of an independent investigation. Failure to file the quarterly report for the quarter ended June 30, 2004 in a timely manner constituted a failure to comply with the covenant relating to the Senior Notes (the “Reporting Covenant”), requiring the Company to file with the SEC, and furnish to the holders of the Senior Notes, certain reports required to be filed pursuant to the Securities Exchange Act of 1934. On September 9, 2004, the trustee under the indenture provided notice to MetroPCS, Inc. of its failure to comply with the Reporting Covenant. Had MetroPCS, Inc. not complied with the Reporting Covenant (or otherwise obtained a waiver related thereto) by November 8, 2004, this failure to comply would have constituted an event of default under the indenture and would have permitted the trustee (or the holders of at least 25% of the principal amount of the Senior Notes) to accelerate the Senior Notes. On November 3, 2004, MetroPCS, Inc. received and accepted consents from the holders of a majority of its Senior Notes to a limited waiver, for up to 180 days, of any default or event of default arising from a failure to file with the SEC, and furnish to the holders of the notes, reports required to be filed pursuant to the Securities Exchange Act of 1934. The Company believes that there was no uncured event of noncompliance at December 31, 2004 (See Note 18).

8.	Concentrations:

The Company purchases a substantial portion of its wireless infrastructure equipment and handset equipment from only a few major suppliers. Further, the Company generally relies on one key vendor in each of the following areas: network infrastructure equipment, billing services, customer care, handset logistics, long distance services and payroll processing. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found.

Local and long-distance telephone and other companies provide certain communication services to the Company. Disruption of these services could adversely affect operations in the short term until an alternative telecommunication provider was found.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the diversity of the Company’s indirect retailer base.

9.	Commitments and Contingencies:

Until April 2005, the Company may be required to share radio frequency spectrum with existing fixed microwave licensees operating on the same spectrum as the Company’s. Until April 2005, to the extent that the Company’s PCS operations interfere with those of existing microwave licensees, the Company will be required to pay for the relocation of the existing microwave station paths to alternate spectrum locations or transmission technologies. The FCC adopted a transition plan to move those microwave users to different locations on the spectrum. The FCC also adopted a cost sharing plan, so that if the relocation of a microwave user benefits more than one PCS licensee, all benefiting PCS licensees are required to share the relocation costs. After the expiration of the FCC-mandated transition and cost sharing plans in April 2005, any remaining microwave user operating in the PCS spectrum must relocate if it interferes with a PCS licensee’s operations, and it will be responsible for its own relocation costs. The Company does not believe the costs to relocate existing microwave station paths to alternate spectrum locations or transmission technologies will be material to the Company’s financial position or results of operations.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The Company has entered into non-cancelable operating lease agreements to lease facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks. Future minimum rental payments required for all non-cancelable operating leases at December 31, 2004 are as follows (in thousands):

Year Ending December 31:
2005	$39,471
2006	40,895
2007	41,319
2008	41,542
2009	41,481
Thereafter	129,515

Total	$334,223

Total rent expense for the years ended December 31, 2004, 2003 and 2002 was $37.7 million, $29.3 million and $24.2 million, respectively.

In May 2001, the Company entered into a purchase commitment with Lucent Technologies, Inc. for the purchase of personal communication services systems totaling $161.0 million, which required $28.0 million and $46.1 million to be purchased for the years ended December 31, 2003 and 2002, respectively. At December 31, 2004, the Company had no outstanding purchase commitments under this agreement.

The Company entered into non-cancelable purchase agreements with Lucent Technologies, Inc. for the acquisition of expansion carriers installed in base stations which are recorded in property and equipment upon shipment. Under these agreements, the Company agrees to pay for the base stations upon shipment, and the expansion carriers at the earlier of the date the carrier is turned on or twelve months from the shipment date of the base station for the first expansion carrier, and the earlier of the date the carrier is turned on or twenty-four months from the shipment date of the base station for the second expansion carrier. Outstanding obligations under these purchase agreements were $5.1 million and $22.1 million at December 31, 2004 and 2003, respectively. Of these amounts, $5.1 million and $13.6 million were included in accounts payable and accrued expenses at December 31, 2004 and 2003, respectively, and $8.5 million was included in other long-term liabilities at December 31, 2003.

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

10.	Series D Cumulative Convertible Redeemable Participating Preferred Stock:

In July 2000, the Company executed a Securities Purchase Agreement, which was subsequently amended (as amended, the “SPA”). Under the SPA, the Company issued Series D Preferred Stock. In January 2001, the Company finalized $350.0 million in commitments to issue Series D Preferred Stock. Of this commitment, net proceeds of $88.2 million and $160.0 million were received in 2001 and 2002, respectively. In 2003, the Company called the remaining commitments for, and issued, the Series D Preferred Stock for proceeds of approximately $65.5 million. Additionally, all principal and accrued interest totaling $5.1 million on the Company’s 2002 Subordinated Convertible Notes were converted into Series D Preferred Stock. Dividends accrue at an annual rate of 6% of the liquidation value of $100 per share on the Series D Preferred Stock. Dividends of $21.0 million, $18.5 million and $10.6 million were accrued for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in the Series D Preferred Stock balance.

Each share of Series D Preferred Stock will automatically convert into Common Stock upon (i) completion of a Qualified Public Offering, as defined in the SPA, (ii) MetroPCS Communications, Inc.’s Common Stock trades (or in the case of a merger or consolidation of the Company with another company, other than a sale or change of control of MetroPCS Communications, Inc.’s, the shares received in such merger or consolidation having traded

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

immediately prior to such merger and consolidation) on a national securities exchange for a period of 30 consecutive trading dates above a price that implies a market valuation of the Series D Preferred Stock in excess of twice the initial purchase price of the Series D Preferred Stock, or (iii) the date specified by the holders of two-thirds of the outstanding Series D Preferred Stock. The Series D Preferred Stock and the accrued but unpaid dividends thereon are convertible into Common Stock at $9.40 per share of Common Stock, which per share amount is subject to adjustment in accordance with the terms of the certificate of designations relating to the Series D Preferred Stock. If not previously converted, the Company is required to redeem all outstanding shares of Series D Preferred Stock on July 17, 2015, at the liquidation value plus accrued but unpaid dividends.

The holders of Series D Preferred Stock, as a class with the holders of Common Stock, have the right to vote on all matters as if each share of Series D Preferred Stock had been converted into Common Stock, except for the election of directors. The holders of Series D Preferred Stock, as a class, can nominate one member of the Board of Directors. Each share of Series D Preferred Stock is entitled to a liquidation preference upon a liquidation event (as defined in the Company’s certificate of designations) equal to the sum of:

•	the per share liquidation value, plus

•	the greater of:

•	the amount of all accrued and unpaid dividends and distributions on such share, and

•	the amount that would have been paid in respect of such share had it been converted into Common Stock immediately prior to the event that triggered payment of the liquidation preference.

The SPA defines a number of events of noncompliance. Upon an occurrence of an event of noncompliance, the holders of not less than two-thirds of the then outstanding shares of Series D Preferred Stock can request the Company to redeem the outstanding shares at an amount equal to the liquidation value plus accrued but unpaid dividends. The Company believes that there was no uncured or unwaived event of noncompliance at December 31, 2004.

11.	Capitalization:

Stock Split

On July 23, 2004, the Company effected a 1-for-2 reverse stock split of the Company’s Common Stock. All share, per share and conversion amounts relating to the Common Stock, stock options, and stock purchase warrants included in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

12.	Stock Option Plan:

The Company has two stock option plans (the “Option Plans”) under which it grants options to purchase Common Stock of the Company, the Second Amended and Restated 1995 Stock Option Plan, as amended (“1995 Plan”), and the 2004 Equity Incentive Compensation Plan, as amended (“2004 Plan”). As of December 31, 2004 and 2003, the maximum number of shares reserved for the 1995 Plan was 12,321,500 shares. As of December 31, 2004, the maximum number of shares reserved for the 2004 Plan was 4,700,000 shares. The 1995 Plan is administered by the Company’s board of directors and the 2004 Plan is administered by the Compensation Committee of the board of directors of MetroPCS. Vesting periods and terms for stock option grants are determined by the plan administrator, which is the Company’s board of directors for the 1995 Plan and the Compensation Committee of the board of directors of MetroPCS for the 2004 Plan. No option granted under the 1995 Plan shall have a term in excess of fifteen years and no option granted under the 2004 Plan shall have a term in excess of ten years. Options granted during 2004, 2003 and 2002 have a vesting period of three to four years.

Options granted under the 1995 Plan are exercisable upon grant. Shares received upon exercising options prior to vesting are restricted from sale based on a vesting schedule. In the event an option holder’s service with the

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Company is terminated, the Company may repurchase unvested shares issued under the 1995 Plan at the option exercise price. Options granted under the 2004 Plan are only exercisable upon vesting.

Generally, the value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the options grants in 2004, 2003 and 2002:

	2004	2003	2002
Expected dividends	0.00%	0.00%	0.00%
Expected volatility	55.00%	68.01%	60.67%
Risk-free interest rate	3.22%	2.82%	4.08%
Expected lives in years	5.00	5.00	5.00
Weighted-average fair value of options:
Granted at below fair value	$8.64	$5.52	$3.46
Granted at fair value	$7.93	$—	$—
Weighted-average exercise price of options:
Granted at below fair value	$13.37	$4.70	$4.70
Granted at fair value	$15.74	$—	$—

The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options.

A summary of the status of the Company’s Option Plans as of December 31, 2004, 2003 and 2002, and changes during the periods then ended, is presented in the table below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of year	10,352,394	$1.82	9,555,770	$1.55	9,436,957	$1.27
Granted	890,506	$14.28	1,012,425	$4.70	775,975	$4.70
Exercised	(211,976)	$1.96	(70,946)	$0.60	(379,675)	$0.49
Forfeited	(214,639)	$6.07	(144,855)	$4.70	(277,487)	$2.48

Outstanding and exercisable, end of year	10,816,285	$2.76	10,352,394	$1.82	9,555,770	$1.55

Options vested at year-end	8,992,324		8,296,724		7,235,501

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Vested
Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.23	6,213,690	7.02	$0.23	6,213,690	$0.23
$ 1.00	399,000	6.67	$1.00	399,000	$1.00
$ 4.70	3,380,929	7.14	$4.70	2,371,440	$4.70
$ 5.40	16,000	9.07	$5.40	—	—
$11.92	69,000	9.75	$11.92	—	—
$12.13	44,500	9.70	$12.13	—	—
$14.25	121,000	9.95	$14.25	—	—
$14.90	357,049	9.19	$14.90	—	—
$16.46	195,117	9.39	$16.46	4,861	$16.46
$20.00	20,000	9.46	$20.00	3,333	$20.00

	10,816,285			8,992,324

During 2002, 379,675 options granted under the Option Plans were exercised for 363,425 shares of Class B non-voting common stock and 16,250 shares of Class C Common Stock for proceeds of approximately $0.1 million. During 2003, 70,946 options granted under the Option Plans were exercised for 65,000 shares of Class B non-voting common stock and 5,946 shares of Class C Common Stock for total proceeds of approximately $43,000. During 2004, 211,976 options granted under the Option Plans were exercised for 211,976 shares of Common Stock for total proceeds of approximately $0.4 million.

As of December 31, 2004, 2003, and 2002, options outstanding under the Option Plans have a weighted average remaining contractual life of 7.23, 8.07 and 8.91 years, respectively.

During 2004, 2003 and 2002, the Company recorded deferred compensation of $0.9 million, $3.4 million and $0.5 million, respectively. Deferred compensation, which is included within stockholders’ equity on the consolidated balance sheet, represents the difference between the estimated fair value of the stock and the option exercise price at the date of grant. Deferred compensation is amortized over the vesting period and is recorded as deferred compensation expense within selling, general and administrative expenses. The Company recognized deferred compensation expense of $1.7 million, $1.4 million and $1.2 million in 2004, 2003 and 2002, respectively. In addition, the Company has additional stock options outstanding that are required to be marked-to-market under variable accounting. The Company recorded a reduction in deferred compensation of $0.1 million and $0.5 million in 2003 and 2002, respectively and recognized additional deferred compensation expense of $5.1 million, $4.1 million and $0.3 million in 2004, 2003, and 2002, respectively, related to these options to reflect an increase in the estimated value of the Company’s Common Stock. During the period ended December 31, 2004, the Company recognized additional deferred compensation expense of $3.6 million related to the extension of the contractual life of certain outstanding options.

13.	Employee Benefit Plan:

The Company sponsors a savings plan under Section 401(k) of the Internal Revenue Code for the majority of its employees. The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. The Company does not match employee contributions but may make discretionary or profit-sharing contributions. The Company has made no contributions to the savings plan through December 31, 2004.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

14.	Income Taxes:

The provision for taxes on income consisted of the following (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
Current:
Federal	$197	$(4,721)	$4,937
State	2,502	2,184	13,975

	2,699	(2,537)	18,912

Deferred:
Federal	39,977	16,230	10,553
State	5,245	2,486	(3,937)

	45,222	18,716	6,616

Provision for income taxes	$47,921	$16,179	$25,528

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Including the tax effects of the restatement adjustments described in Note 2, the Company’s net deferred tax liability consisted of the following deferred tax assets and liabilities (in thousands):

	2004	2003
		(Restated)
Deferred tax assets:
Start-up costs capitalized for tax purposes	$2,772	$4,460
Net operating loss carry forward	50,012	34,385
Net basis difference in PCS licenses	6,440	9,907
Revenue deferred for book purposes	3,704	4,578
Interconnect accrual	445	48
Allowance for uncollectible accounts	1,060	291
Deferred rent expense	4,063	2,664
Deferred compensation	6,397	2,966
Accrued property tax	324	688
Asset retirement obligation	215	72
Accrued board of directors fees	27	60
Inventory capitalization	38	—
Accrued vacation	556	331
Other	67	17

Total deferred tax assets	77,041	60,467
Deferred tax liabilities:
Depreciation	(141,132)	(79,506)
Deferred cost of handset sales	(3,407)	(3,569)
Amortization of original issue discount	(927)	(1,743)
Prepaid maintenance contracts and other	(152)	(139)
Prepaid insurance	(685)	(567)
Prepaid collateral	(97)	(85)
Other	(26)	(—)

Total deferred tax liabilities	(146,426)	(85,609)

Subtotal	(69,385)	(25,142)

Valuation allowance	(142)	(84)

Net deferred tax liability	$(69,527)	$(25,226)

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
		(Restated)
Current deferred tax asset	$3,574	$5,249
Non-current deferred tax liability	(73,101)	(30,475)

Net deferred tax liability	$(69,527)	$(25,226)

At December 31, 2001, the Company had no net operating carryforward for federal income tax purposes and reported taxable income on its 2002 federal income tax return. During 2003, the Company generated approximately $89.5 million of net operating loss for federal income tax purposes, of which $14.1 million was carried back to 2002 and the remaining amount of $75.4 million will be available for carryforward to offset future income. During 2004, the Company generated approximately $46.7 million of net operating loss for federal purposes which will be available for carryforward to offset future income. At December 31, 2004, the Company has approximately $123.8 million and $160.8 million of net operating loss carryforwards for federal and state income tax purposes, respectively. The federal net operating loss will begin expiring in 2023. The state net operating losses will begin to expire in 2013. The Company has been able to take advantage of accelerated depreciation available under federal tax law which has created a significant deferred tax liability. The reversal of the timing differences which gave rise to the deferred tax liability, future taxable income and future tax planning strategies will allow the Company to benefit from the deferred tax assets, and as such, most of the valuation allowance was released in 2002. The Company has a valuation allowance of $142,000 and $84,000 at December 31, 2004 and 2003, respectively, relating primarily to state net operating losses.

The Company establishes income tax reserves when, despite its belief that its tax returns are fully supportable, it believes that certain positions may be challenged and ultimately modified. The Company established tax reserves of $18.9 million and $16.4 million as of December 31, 2004 and 2003, respectively. The tax reserves are included in other long-term liabilities at December 31, 2004 and 2003.

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the consolidated statements of income and comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
U.S. federal income tax provision at statutory rate	$40,038	$11,080	$54,542
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax impact	5,187	2,407	367
Change in valuation allowance	58	50	(39,669)
Provision for tax uncertainties	2,561	2,410	13,965
Permanent items	15	125	(3,530)
Other	62	107	(147)

Provision for income taxes	$47,921	$16,179	$25,528

15.	Related-Party Transactions:

The Company paid approximately $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, to a law firm for professional services, a partner of which was a director of the Company during 2004. The Company paid approximately $2.3 million, $0.7 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, to a law firm for professional services, a partner of which is related to a Company officer.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

16.	Supplemental Cash Flow Information:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Cash paid for interest	$19,180	$3,596	$3,805
Cash paid for income taxes	—	21	—

Non-cash investing and financing activities:

The Company accrued dividends of $10.4 million, $18.5 million and $10.6 million related to the Series D Preferred Stock for the years ended December 31, 2004, 2003 and 2002, respectively.

Net changes in the Company’s accrued purchases of property, plant and equipment were $33.4 million, $19.9 million and $22.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Of the $33.4 million net change for the year ended December 31, 2004, $8.5 million was included in other long-term liabilities.

The Company accrued $0.5 million, $1.0 million and $2.8 million of microwave relocation costs for the years ended December 31, 2004, 2003 and 2002, respectively. Accrued microwave relocation costs are included in long-term debt and other long-term liabilities.

In 2002, the Company sold 10 MHz of spectrum in which $3.8 million of face value FCC debt was assumed by the purchaser. In addition, in 2003 the Company paid a $1.5 million security deposit toward the purchase of the Modesto, Merced, Eureka, and Redding, California spectrum purchase that was consummated in 2004 (See Note 5).

See Note 2 for the non-cash increase in the Company’s asset retirement obligations.

17.	Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same of similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company’s long-term debt, including current maturities, are as follows (in thousands):

	2004		2003
			(Restated)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FCC notes	$33,409	$32,240	$46,771	$43,210
Senior Notes	150,000	160,875	150,000	150,750
Microwave relocation obligations	4,061	4,061	3,875	3,875

18.	Subsequent Events:

Bridge Credit Agreement

In February 2005, MetroPCS Wireless, Inc. (“Wireless”), a wholly-owned subsidiary of MetroPCS, Inc.,

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

entered into a secured bridge credit facility, dated as of February 22, 2005, as amended (“Bridge Credit Agreement”). The aggregate credit commitments available under the Bridge Credit Agreement totaled $540.0 million. The lenders funded $240.0 million and $300.0 million under the Bridge Credit Agreement in February 2005 and March 2005, respectively.

The Bridge Credit Agreement provided that all borrowings were senior secured obligations of Wireless and all borrowings were guaranteed on a senior secured basis by MetroPCS, Inc. and its wholly-owned subsidiaries (other than Wireless). The obligations under the Bridge Credit Agreement were secured by security interests in substantially all of the assets of MetroPCS, Inc. and its wholly-owned subsidiaries, including capital stock, except as prohibited by law and certain permitted exceptions, as more fully described in the Security Agreement and the Pledge Agreement both dated as of February 22, 2005.

On May 31, 2005, Wireless repaid the aggregate outstanding principal balance under the Bridge Credit Agreement of $540.0 million, and accrued interest of $8.7 million. The Company recorded a loss on extinguishment of debt in the amount of $10.4 million as a result of this repayment.

Internal Revenue Service Audit

The Internal Revenue Service (the “IRS”) commenced an audit of the Company’s 2002 and 2003 federal income tax returns in March 2005. On October 4, 2005 the IRS issued a thirty-day letter which primarily relates to depreciation expense claimed on the returns under audit. The Company does not agree with the proposed adjustments and has filed an appeal. The Company has been assigned an IRS appeals officer but is unsure as to when the appeal will take place. If the IRS were to prevail on the issues covered in the thirty-day letter, depreciation expense claimed would be reduced by approximately $15.7 million for the two year period under audit, which would reduce the net operating loss available for carryforward into future years. In addition, the Company would owe interest on deferred taxes of approximately $0.3 million, but no additional tax at this time. Upon completion of the appeals, the audit results will be submitted to the Joint Committee of Taxation for final review. The IRS has communicated that they believe that it may take 18 months or more to finalize the audit due to the requirement for Joint Committee review.

$150 Million 10 3/4% Senior Notes

In May 2005, holders of all of MetroPCS, Inc.’s Senior Notes tendered their notes in response to MetroPCS, Inc.’s cash tender offer and consent solicitation. As a result, MetroPCS, Inc. executed a supplemental indenture governing the Senior Notes to eliminate substantially all of the restrictive covenants and event of default provisions in the indenture, to amend other provisions of the indenture, and to waive any and all defaults and events of default that may have existed under the indenture. On May 31, 2005, MetroPCS, Inc. accepted and purchased all of its outstanding Senior Notes in the tender offer. The Company recorded a loss on extinguishment of debt in the amount of $34.0 million as a result of this repayment.

Completion of Like-Kind Exchange

On May 11, 2005, the Company completed the sale of 10 MHz of a single 30 MHz PCS license in the San Francisco-Oakland-San Jose, California basic trading area for cash consideration of $230.0 million. The sale was structured as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, through which the Company’s right, title and interest in and to the spectrum was exchanged for the spectrum acquired for $230.0 million in Dallas-Fort Worth, Texas and Detroit, Michigan.

First and Second Lien Credit Agreements

On May 31, 2005, MetroPCS, Inc. and Wireless, a wholly- owned subsidiary of the Company, entered in a First Lien Credit Agreement, maturing May 31, 2011, and a Second Lien Credit Agreement, maturing May 31, 2012 (collectively the “Credit Agreements”). MetroPCS, Inc. and certain other wholly-owned subsidiaries of MetroPCS, Inc. also entered into Guarantee and Collateral Agreements, dated as of May 31, 2005, in connection with the Credit Agreements, in which the Lenders hold a security interest in substantially all property, including capital stock, currently owned or at any time acquired by MetroPCS, Inc. and its wholly-owned subsidiaries, except for those prohibited by law and certain permitted exceptions. On May 31, 2005, Wireless borrowed $500.0 million under the First Lien Credit Agreement and $250.0 million under the Second Lien Credit Agreement.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

On June 27, 2005, the Company entered into a three-year interest rate cap agreement, as required by the Credit Agreements, to reduce the impact of interest rate changes on $450.0 million of the debt outstanding thereunder. The Company paid $1.9 million upon execution of the agreement.

On December 19, 2005, Wireless borrowed an additional $50.0 million under the First Lien Credit Agreement and an additional $100.0 million under the Second Lien Credit Agreement. In addition, Wireless entered into an Amendment to the Credit Agreements pursuant to which the total amount available to be borrowed under the Credit Agreements was increased in the aggregate by $550.0 million as follows: $330.0 million under the First Lien Credit Agreement and $220.0 million under the Second Lien Credit Agreement.

The interest rate on the outstanding debt under the Credit Agreements is based on the London Inter Bank Offered Rate (“LIBOR”) and the rates as of December 31, 2005 were 8.25% for the First Lien Credit Agreement and 10.75% for the Second Lien Credit Agreement. As of December 31, 2005, there was $900.0 million outstanding under the Credit Agreements.

FCC Debt

On May 31, 2005, the Company repaid the outstanding principal balance of $15.7 million and accrued interest of $0.1 million on debt payable to the FCC. This debt was incurred in connection with the acquisition of the Company’s original PCS licenses and had an interest rate of 6.5% and a maturity date in January 2007. The notes were secured by a first priority interest in the Company’s original PCS licenses. The repayment resulted in a loss on extinguishment of debt of $1.0 million.

Lucent Purchase Agreement

The Company entered into a General Purchase Agreement (as amended, “Agreement”), effective as of June 6, 2005, by and between Lucent Technologies, Inc. and MetroPCS Wireless, Inc. for the purchase of PCS CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services, with an initial term of three years. The Agreement provides for both exclusive and non-exclusive pricing and the Agreement may be renewed at the Company’s option on an annual basis for three subsequent years after the conclusion of the initial three year term. If the Company fails to purchase exclusively from Lucent Technologies, Inc., it may have to pay certain liquidated damages based on the difference in price between exclusive and non-exclusive prices for products, which may be material to the Company.

Status with the U.S. Securities and Exchange Commission

On June 6, 2005, following completion of its purchase of all of its outstanding Senior Notes in the tender offer, MetroPCS, Inc. filed Form 15, “Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934,” with the SEC.

Sherman-Denison Spectrum Purchase

On July 7, 2005, the Company acquired a 10 MHz F-Block PCS license for Grayson and Fannin counties in the basic trading area of Sherman-Denison, Texas for an aggregate purchase price of $0.9 million.

Bakersfield License

On August 12, 2005, the Company acquired a 10 MHz F-Block PCS license for the basic trading area of Bakersfield, California for approximately $4.0 million.

Grant of FCC Licenses to Royal Street

On December 21, 2005, the FCC granted Royal Street 10 MHz of PCS spectrum in the Los Angeles, California; Orlando, Lakeland-Winter Haven, Jacksonville, Melbourne-Titusville, and Gainesville, Florida basic

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

trading areas. Royal Street, as the high bidder in Auction No. 58, had previously paid approximately $294.0 million to the FCC for these licenses.

Dallas-Fort Worth Market Launch

The Company launched service in the Dallas-Fort Worth metropolitan area on March 23, 2006.

Detroit Market Launch

The Company launched service in the Detroit metropolitan area on April 18, 2006.

MetroPCS Communications, Inc. and Subsidiaries

MetroPCS, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for Uncollectible Accounts
Year Ended December 31, 2004	$(962)	$(125)	$(2,804)	$1,568	$(2,323)
Year Ended December 31, 2003 (restated)	$(383)	$(110)	$(1,018)	$549	$(962)
Year Ended December 31, 2002 (restated)	$—	$(359)	$(24)	$—	$(383)

Deferred Tax Valuation Allowance
Year Ended December 31, 2004	$(84)	$(58)	$—	$—	$(142)
Year Ended December 31, 2003 (restated)	$(34)	$(50)	$—	$—	$(84)
Year Ended December 31, 2002 (restated)	$—	$(34)	$—	$—	$(34)

S-1

EXHIBIT INDEX

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc. (“MetroPCS Communications”), MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (“MetroPCS”) (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 27, 2004 (SEC File No. 333-113865)).

3.1*	Seventh Amended and Restated Certificate of Incorporation of MetroPCS.

3.2†	Amended and Restated Certificate of Designations, Preferences and Rights for Series D Convertible Preferred Stock of MetroPCS (incorporated by reference to Exhibit 3.2 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

3.3†	Amended and Restated Bylaws of MetroPCS (incorporated by reference to Exhibit 3.7 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

3.4†	First Amended and Restated Certificate of Incorporation of MetroPCS Communications (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 27, 2004 (SEC File No. 333-113865)).

3.5†	Amended and Restated Bylaws of MetroPCS Communications (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 27, 2004 (SEC File No. 333-113865)).

10.1(a)†	General Agreement for Purchase of Personal Communications Services Systems, dated as of October 1, 2002, by and between MetroPCS Wireless, Inc. and Lucent Technologies, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on January 6, 2004 (SEC File No. 333-111470)). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.1(b)†	Amendment No. 3 to General Agreement for Purchase of Personal Communications Services Systems, dated as of February 1, 2004 but effective as of December 16, 2003 (incorporated by reference to Exhibit 10.1(b) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on March 23, 2004 (SEC File No. 333-113865)). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.2(a)†	Securities Purchase Agreement, dated as of July 17, 2000, by and among MetroPCS, each of the Subsidiary parties listed on Schedule 1 thereto and each of the Purchaser parties listed on Schedule 2 thereto, as amended by (i) Amendment No. 1 to Securities Purchase Agreement, dated as of November 13, 2000, (ii) Amendment No. 2 to Securities Purchase Agreement, dated as of December 12, 2000, (iii) Amendment No. 3 to Securities Purchase Agreement, dated as of December 19, 2000, (iv) Amendment No. 4 to Securities Purchase Agreement, dated as of January 4, 2001, and (v) Amendment No. 5 to Securities Purchase Agreement, dated as of January 9, 2001 (incorporated by reference to Exhibit 10.3 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.2(b)†	Amendment No. 6 to Securities Purchase Agreement, dated as of November 3, 2003 (incorporated by reference to Exhibit 10.2(b) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on March 23, 2004 (SEC File No. 333-113865)).

10.2(c)†	Amendment No. 7 to Securities Purchase Agreement, dated as of May 19, 2004 (incorporated by reference to Exhibit 10.2(c) to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

10.3(a)†	Amended and Restated Stockholders Agreement, dated as of July 17, 2000, by and among MetroPCS and the Stockholders named therein, as amended by (i) Amendment No. 1 to Amended and Restated Stockholders Agreement, dated as of November 13, 2000, and (ii) Amendment No. 2 to Amended and Restated Stockholders Agreement, dated as of January 4, 2001 (incorporated by reference to Exhibit 10.4 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

Exhibit No.	Description
10.3(b)†	Amendment No. 3 to Amended and Restated Stockholders Agreement, dated as of November 3, 2003 (incorporated by reference to Exhibit 10.3(b) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on March 23, 2004 (SEC File No. 333-113865)).

10.3(c)†	Amendment No. 4 to Amended and Restated Stockholders Agreement, dated as of May 19, 2004 (incorporated by reference to Exhibit 10.3(c) to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

10.4†	Purchase Agreement, dated as of September 24, 2003, by and among MetroPCS, the subsidiaries of MetroPCS listed on Schedule I thereto, as guarantors, Bear Stearns & Co. Inc. and UBS Securities LLC, as initial purchasers (incorporated by reference to Exhibit 10.1 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.5(a)†	Form of Installment Payment Plan Note, dated as of January 27, 1997, issued in favor of the Federal Communications Commission, as amended by First Amended and Modified Installment Payment Plan Note For Broadband PCS C-Block, dated as of October 8, 1998 (incorporated by reference to Exhibit 10.5(a) to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.5(b)†	Schedule of Installment Payment Plan Notes containing provisions set forth in the Form of Installment Payment Plan Note filed as Exhibit 10.5(a) (incorporated by reference to Exhibit 10.5(b) to Amendment No. 1 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on January 6, 2004 (SEC File No. 333-111470)).

10.6†	Indenture, dated as of September 29, 2003, by and among MetroPCS, as issuer, the Guarantors, as defined therein, and U.S. Bank National Association, as Trustee, relating to our 10 3/4% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to MetroPCS’ Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.7†	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to MetroPCS’ Annual Report on Form 10-K as filed with the SEC on March 26, 2004 (SEC File No. 333-111470)).

10.8†	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

10.9†	Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7 to MetroPCS’ Annual Report on Form 10-K as filed with the SEC on March 26, 2004 (SEC File No. 333-111470)).

10.10†	Second Amended and Restated 1995 Stock Option Plan of MetroPCS (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

10.11†	MetroPCS Communications 2004 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

10.12†	Letter Agreement, dated as of May 19, 2004 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on July 6, 2004 (SEC File No. 333-113865)).

16.1*	Letter regarding change in certifying accountant.

21.1*	Subsidiaries of Registrant.

24.1*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K.

31.1*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2*	Certification of J. Braxton Carter, Senior Vice President of Finance and Chief Financial Officer of MetroPCS, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS Communications, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of J. Braxton Carter, Senior Vice President of Finance and Chief Financial Officer of MetroPCS Communications, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Braxton Carter, Senior Vice President of Finance and Chief Financial Officer of MetroPCS, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS Communications, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of J. Braxton Carter, Senior Vice President of Finance and Chief Financial Officer of MetroPCS Communications, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Incorporated by reference herein.