Form 10-K
period 2006-12-31
METROPCS COMMUNICATIONS INC
filed 2007-03-30
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-50869
MetroPCS Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0836269
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8144 Walnut Hill Lane, Suite 800
Dallas, Texas	75231
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (214) 265-2550
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes       ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes      ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     MetroPCS Communications, Inc.                     Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the registrants is not determinable as such shares were privately placed and there is no public market for such shares.
     157,135,815 shares of MetroPCS Communications, Inc. common stock were outstanding as of March 30, 2007.

MetroPCS Communications, Inc.
Index to Form 10-K

-i-

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS
     Any statements made in this annual report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business strategies and plans. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “may,” “will,” and other similar expressions. These forward-looking statements are contained throughout this report, including the “Business,” “Regulation,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” We base these statements on our current expectations, plans, projections, and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this annual report, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and many of these risks are beyond our ability to control or predict. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements and projections include:
•	the highly competitive nature of our industry;

•	the rapid technological changes in our industry;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to sustain the growth rates we have experienced to date;

•	our ability to access the funds necessary to build and operate our Auction 66 Markets;

•	the costs associated with being a public company and our ability to comply with the internal financial and disclosure control and reporting obligations of public companies;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to clear the Auction 66 Market spectrum of incumbent licensees;

•	our ability to adequately enforce or protect our intellectual property rights;

•	governmental regulation of our services and the costs of compliance and any failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management; and

•	other factors described in this annual report under “Risk Factors.”
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
MARKET AND OTHER DATA
     Market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms and other published independent sources. Some data is also based on our good faith estimates, which we derive from our review of internal surveys and independent sources, including information provided to us by the U.S. Census Bureau. Although we believe these sources are reliable, we have not independently verified the information. By including such market data and information, we do not undertake a duty to provide such data in the future or to update such data when such data is updated.
     This report contains trademarks, service marks and trade names of companies and organizations other than us. MetroPCS® and other trademarks are registered trademarks of MetroPCS Wireless, Inc., a wholly-owned subsidiary, and certain of our other subsidiaries.
     In this annual report on Form 10-K, unless the context indicates otherwise, references to “MetroPCS,” “MetroPCS Communications,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to MetroPCS Communications, Inc., a Delaware corporation, and its wholly-owned subsidiaries.
PART I
Item 1. Business
Recent Events
     On January 4, 2007, we filed a registration statement for an initial public offering of our common stock. We expect to consummate the offering during the second quarter of 2007. We have applied to have our common stock listed on the New York Stock Exchange under the symbol “PCS” effective upon the consummation of our currently pending initial public offering.
     On March 14, 2007, our board of directors approved a 3 for 1 stock split in the form of a stock dividend. Shareholders of record on March 14, 2007 received a stock dividend of two additional shares of common stock for each share of common stock they own. Except as otherwise noted, all information contained in this report gives effect to the 3 for 1 stock split.
General
     We offer wireless broadband personal communication services, or PCS, on a no long-term contract, flat rate, unlimited usage basis in selected major metropolitan markets in the United States. Since we launched our wireless service in 2002 we have been among the fastest growing wireless broadband PCS providers in the United States as measured by growth in subscribers and revenues. We reached one million customers in January 2004, 1.5 million customers in February 2005, two million customers in February 2006, 2.5 million customers in August 2006 and three million customers in January, 2007. We launched our service initially in 2002 in the Miami, Atlanta, Sacramento and San Francisco metropolitan areas, which we refer to as our Core Markets and which currently comprise our Core Markets segment. Beginning in the second half of 2004, we began to strategically acquire licenses in new geographic areas that share certain key characteristics with our existing Core Markets. These new geographic areas, which we refer to as our Expansion Markets and which currently comprise our Expansion Markets segment, include the Tampa/Sarasota, Dallas/Ft. Worth and Detroit metropolitan areas, as well as the Los Angeles and Orlando metropolitan areas and portions of northern Florida, which were acquired by Royal Street Communications, LLC, or Royal Street Communications. We currently offer our services in the greater San Francisco, Miami, Tampa/Sarasota/Orlando, Atlanta, Sacramento, Dallas-Ft. Worth, and Detroit metropolitan areas, which include a total licensed population of approximately 43 million. We launched service in the Miami, Atlanta and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa-Sarasota in October 2005; in Dallas-Fort Worth in March 2006; in Detroit in April 2006; and, through a wholesale arrangement with Royal Street Communications and Royal Street Communications with its wholly-owned operating and license subsidiaries, or Royal Street, in Orlando and portions of northern Florida in November 2006. In 2005,

Royal Street Communications, a company in which we own a non-controlling 85% limited liability company member interest, but only elect two of the five members of the management committee, was granted licenses by the Federal Communications Commission (“FCC”) for the Los Angeles basic trading area and various basic trading areas throughout northern Florida. Royal Street is in the process of building infrastructure in Los Angeles and expects to commence commercial service in the second or third quarter of 2007. We have a wholesale arrangement that will allow us to sell MetroPCS-branded service to the public on up to 85% of the service capacity provided by the Royal Street systems.
     Our wireless services target a mass market which we believe is largely underserved by traditional wireless carriers. Our service, branded under the “MetroPCS” name, allows customers to place unlimited local calls from within our service area, and to receive unlimited calls from any area while in our local service areas under simple and affordable flat monthly rate plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as the ability to place unlimited long distance calls from within our service area to any number in the continental United States, or unlimited voicemail, caller ID, call waiting, text messaging, mobile Internet browsing, push e-mail and picture and multimedia messaging. For additional fees, we also provide international long distance and text messaging, ringtones, ring back tones, downloads, games and content applications, unlimited directory assistance and other value-added services. Our customers also have access, on a prepaid basis, to nationwide roaming. Our rate plans differentiate our service from the more complex plans and long-term contracts required by most other traditional wireless carriers. Our customers pay for our service in advance, eliminating any customer-related credit exposure.
     As of December 31, 2006, our customers in all metropolitan areas averaged approximately 2,000 minutes of use per month, compared to approximately 875 minutes per month for customers of the national wireless carriers. We believe that average monthly usage by our customers also exceeds the average monthly usage for typical wireline customers. Average usage by our customers indicates that a substantial number of our customers use our services as their primary telecommunications service, and our customer surveys indicate that a significant number of our customers use us as their primary or sole telecommunications service provider.
Business Strategy
     We believe the following components of our business strategy provide the foundation for our continued rapid growth:
     Continue to Target Underserved Customer Segments in our Markets. We target a mass market which we believe is largely underserved by traditional wireless carriers. We believe that our rapid growth to over 3.0 million customers since our initial service launch in 2002 demonstrates the substantial demand in the United States for our innovative wireless services. We believe our rapid adoption rates and customer mix indicate that our service is expanding the overall size of the wireless market and better meeting the needs of many existing wireless users. Our average monthly usage by our customers for all markets is approximately 2,000 minutes per month, and our recent customer surveys indicate that over 80% of our customers use us as their primary phone service and that over 50% of our customers have eliminated their traditional landline phone service. Approximately 65% of our customers are first time wireless users, while the balance have switched to our service from another wireless carrier.
     Offer Affordable, Fixed Price Unlimited Service Plans With No Long-Term Service Contract Requirement. We plan to continue to offer our fixed price, unlimited wireless service plans, which we believe represent an attractive and differentiated offering to a large segment of the population. Our service is designed to provide mobile functionality while eliminating the gap between traditional wireless and wireline pricing. We believe this stimulates the demand for our wireless service, contributes to the continuing growth of our subscriber base and will increase the overall wireless adoption levels in our markets.
     Remain One of the Lowest Cost Wireless Service Providers in the United States. We believe our operating strategy, network design and high relative population density in our markets have enabled us to become, and will enable us to continue to be, one of the lowest cost providers of wireless broadband PCS services in the United States. We also believe our rapidly increasing scale will allow us to continue to drive our per-customer operating costs down in the future. In addition, we will seek to maintain operating costs per customer that are substantially below the operating costs of our national wireless broadband PCS competitors. We believe our industry leading cost position provides us and will continue to provide us with a sustainable competitive advantage.

     Expand into Attractive Markets. We have been successful in acquiring or gaining access to spectrum in a number of new metropolitan areas which share the high relative population density and customer characteristics of our Core Markets. We believe our early experience in Tampa/Sarasota, Dallas/Ft. Worth and Detroit, where, as of December 31, 2006, we have added approximately 640,000 new subscribers since the launch of service, demonstrates our ability to successfully expand our service into new metropolitan areas.
Company History
     General Wireless, Inc., or GWI, was formed in 1994 for the purpose of bidding on, acquiring and operating broadband PCS licenses as a very small business under the FCC’s designated entity rules. In 1995, GWI formed GW1, Inc. as a wholly-owned subsidiary, and shortly afterwards changed GW1, Inc.’s name to GWI PCS, Inc., or GWI PCS. In 1996, GWI PCS participated in the FCC’s C-Block auctions of broadband PCS spectrum licenses and was declared the high bidder on licenses for the Miami, Atlanta, Sacramento and San Francisco metropolitan areas. In 1999, GWI PCS changed its name to MetroPCS Wireless, Inc., or MetroPCS Wireless, and GWI changed its name to MetroPCS, Inc.
     In March 2004, MetroPCS, Inc. formed MetroPCS Communications as a wholly-owned subsidiary of MetroPCS, Inc. and in July 2004 a wholly-owned subsidiary of MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc., merged into MetroPCS, Inc. and MetroPCS, Inc. was the surviving corporation. As a result of this merger, MetroPCS, Inc. became a wholly-owned subsidiary of MetroPCS Communications, Inc. In August 2006, MetroPCS Communications, Inc. formed MetroPCS V, Inc., as a wholly-owned subsidiary which indirectly, through a series of no longer existing wholly-owned subsidiaries, held all of the common stock of MetroPCS Wireless.
     In November 2006, as part of the restructuring associated with the issuance by MetroPCS Wireless of 9 1/4% senior notes and the senior secured credit facility, MetroPCS, Inc. was merged into MetroPCS Wireless, with MetroPCS Wireless surviving, and MetroPCS V, Inc. was renamed MetroPCS, Inc. MetroPCS Wireless’ business constitutes substantially all of the business of MetroPCS Communications, Inc. and its wholly- owned subsidiary, and parent of MetroPCS Wireless, MetroPCS, Inc. (formerly known as MetroPCS V, Inc.), and we continue to conduct business under the MetroPCS brand.
Products and Services
     Voice Services. We provide affordable, reliable, high-quality wireless broadband PCS services through the service pricing plans detailed in the chart below. All service plans are “paid-in-advance” and do not require a long-term contract. Our lowest priced $30 per month service plan allows our customers to place unlimited local calls but without the ability to add additional features. For an additional $5 to $20 per month, a subscriber may select a service plan which provides more flexibility and options such as nationwide long distance calling, unlimited text messaging (domestic and international), voicemail, caller ID, call waiting, picture and multimedia messaging, mobile Internet browsing, push e-mail, data and other a la carte options on a prepaid basis. Our most popular service plans currently are our unlimited $40 and $45 rate plans which offer unlimited local and long distance calling, text and picture messaging, enhanced voice mail, caller ID, call waiting and 3-way calling. As of December 31, 2006, over 85% of our customers had selected either our $40 or $45 service plans. On February 22, 2007 we introduced our new $50 service plan which includes unlimited mobile Internet browsing and push e-mail in addition to the services included in our $45 service plan. It is too early to judge the impact that this new service plan will have on our current service plan mix.
MetroPCS Service Plans
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
     Customers who travel outside of our coverage area may roam onto other wireless networks in two ways. First, a customer may purchase service directly from a manual roaming provider in that area by providing the provider with a credit card number, which allows that provider to bill the customer directly for any roaming charges. If the customer chooses this option, we incur no costs, nor do we receive any revenues. Second, a customer may subscribe to our nationwide roaming service, branded as “TravelTalk,” under which we provide voice roaming service through agreements with other wireless carriers. We launched our TravelTalk roaming service on a prepaid basis in April 2006. Under this option, the customer makes a deposit in a prepaid account and may access our nationwide roaming service when traveling outside our local service area. We incur costs for providing, and earn revenue from, this nationwide roaming service in excess of our costs. Due to charges imposed by our roaming suppliers, our nationwide roaming service is not cost effective for customers who travel frequently outside our local service area, but the ability to roam nationwide on a prepaid basis expands the market to those customers that may find occasional roaming beneficial.
     Data Services. Our data services include:
•	services provided through the Binary Runtime Environment for Wireless (“BREW”) platform, including ringtones, games and content applications;

•	text messaging services (domestic and international), which allow the customer to send and receive alphanumeric messages that the handset can receive, store and display on demand;

•	multimedia messaging services, which allow the customer to send and receive messages containing photographs;

•	mobile Internet browsing; and

•	push e-mail.
     Custom Calling Features. We offer other custom calling features, including caller ID, call waiting, three-way calling, distinctive ringtones, ring back tones and voicemail.
     Advanced Handsets. We sell a variety of handsets manufactured by nationally recognized handset manufacturers for use on our network, including models that provide color screens, camera phones and other features facilitating digital data. All of the handsets we offer are CDMA 1XRTT compliant and are capable of providing the location data mandated by the FCC’s wireless E-911 rules and regulations.
Core and Expansion Markets
     Our strategy has been to offer our services in major metropolitan markets and their surrounding areas, which we refer to as clusters. Within our Core Markets we operate three separate clusters, which include Georgia (Atlanta), South Florida (Miami) and Northern California (San Francisco and Sacramento). We initially launched our service in South Florida, Georgia and the Sacramento area of Northern California in the first quarter of 2002 and launched the San Francisco metropolitan area in September of 2002. These Core Market clusters have a licensed population of approximately 26 million of which our networks currently cover approximately 22 million. Our Core Market clusters have an average population density of 271 people per square mile, compared to the national average of 84, enjoy average annualized population growth of 1.8% compared to the national average of 1.1% and have a median household income of $53,000 compared to a national average of $47,000.
     Beginning in the second half of 2004, we began to acquire licenses opportunistically for new markets that shared characteristics similar to our existing Core Markets. In addition to these acquisitions, we also entered into agreements with Royal Street, a company in which we own a non-controlling 85% limited liability company member interest, which was granted broadband PCS licenses by the FCC in December 2005 following FCC Auction 58. For a discussion of Royal Street and Auction 58, please see “— Auction 58 and Royal Street.” We have a wholesale agreement with Royal Street that allows us to purchase up to 85% of Royal Street’s service capacity and sell it on a retail basis under the MetroPCS brand in geographic areas where Royal Street was granted FCC licenses. Our Expansion Markets include Tampa/Sarasota/Orlando, Dallas/Ft. Worth, Detroit, portions of Northern Florida, which are geographically complementary to our South Florida cluster, as well as Los Angeles, which is geographically complementary to our Northern California cluster. Within our Expansion Markets we operate or will operate four new separate clusters: Northern and Central Florida, Dallas/Ft. Worth, Detroit and Southern California. As of November 2006, we had launched our service in all of our major Expansion Markets except for Los Angeles, which we expect to launch in the second or third quarter of 2007 through our wholesale arrangement with Royal Street. Our Expansion Markets have a licensed population of approximately 40 million, of which our networks currently cover approximately 16 million people in the geographic areas we have launched to date, including our operations in Orlando and portions of northern Florida. Together, our Core and Expansion Markets have average population density of 339 people per square mile, compared to the national average of 84, enjoy average annualized population growth of 1.7% compared to the national average of 1.1% and have a median household income of $50,000 compared to a national average of $47,000. We believe all of these Expansion Markets are particularly attractive because of their high population densities, attractive customer demographics, high historical and projected population growth rates, favorable business climates and long commuting times relative to national averages.
     The table below provides a metropolitan area by metropolitan area overview of our Core and Expansion Markets (excluding Auction 66 Markets) including the FCC basic trading area (BTA) identification number, the number of people, or POPs, the POP density, the annualized POP growth rate, the spectrum depth and each metropolitan area’s actual or expected launch date. For our Expansion Markets we have noted whether we are the FCC license holder in each metropolitan area or if we will provide our services in that metropolitan area through our agreements with Royal Street, which holds the license. It should also be noted that all of the licensed spectrum in our Core and Expansion Markets is in the 1900 MHz PCS band and that the metropolitan area classifications in the table below conform to the FCC’s basic trading area (BTA) geographic areas for PCS spectrum.

		POPs		Annualized POP
Metropolitan Area	BTA	(‘000s)(1)	POP Density(3)	Growth (4)	MHz	Launch Date
Core Markets:
Georgia:
Atlanta, GA	24	5,213.8	474	2.53%	20	Q1 2002
Gainesville, GA	160	304.9	187	3.15%	30	Q1 2002
Athens, GA	22	232.1	169	1.70%	20	Q1 2002
South Florida:
Miami-Fort Lauderdale, FL	293	4,415.8	1,051	1.69%	30	Q1 2002
West Palm Beach, FL	469	1,334.9	483	2.05%	30	Q1 2002
Fort Myers, FL	151	748.5	219	2.61%	30	Q1 2004
Fort Pierce-Vero Beach, FL	152	497.3	305	2.13%	30	Q1 2004
Naples, FL	313	322.2	162	3.63%	30	Q1 2004
Northern California:
San Fran.-Oak.-S.J., CA	404	7,501.4	553	0.57%	20	Q3 2002
Sacramento, CA	389	2,388.0	150	2.65%	30	Q1 2002
Stockton, CA	434	752.6	309	3.25%	30	Q1 2002
Modesto, CA	303	604.2	162	2.79%	15	Q1 2005
Salinas-Monterey, CA	397	434.2	131	1.21%	30	Q1 2002
Redding, CA	371	304.3	19	1.47%	30	Q4 2006
Merced, CA	291	269.3	79	2.53%	15	Q1 2005
Chico-Oroville, CA	79	246.9	83	1.13%	30	Q1 2002
Eureka, CA	134	155.8	34	0.18%	15	TBD
Yuba City-Marysville, CA	485	155.3	125	1.68%	30	Q1 2002

		POPs	POP	Annualized POP
Metropolitan Area	BTA	(‘000s)(1)	Density(3)	Growth (4)	MHz	Launch Date
Expansion Markets:
Central and Northern Florida:
Tampa-St. Petersburg, FL	440	2,915.0	602	1.59%	10	Q4 2005
Sarasota-Bradenton, FL	408	708.0	362	1.97%	10	Q4 2005
Daytona Beach, FL	107	559.1	349	1.92%	20	TBD
Ocala, FL	326	297.0	184	2.09%	10	TBD
Jacksonville, FL(2)	212	1,525.9	192	1.78%	10	TBD
Lakeland-Winter Haven, FL(2)	239	525.1	288	1.27%	10	Q4 2006
Melbourne-Titusville, FL(2)	289	530.1	533	1.65%	10	TBD
Gainesville, FL(2)	159	339.6	94	0.92%	10	TBD
Orlando, FL(2)	336	2010.0	493	2.54%	10	Q4 2006
Dallas/Ft. Worth:
Dallas/Ft. Worth, TX(5)	101	6,028.9	727	2.56%	10	Q1 2006
Sherman-Denison, TX(6)	418	190.1	70	0.99%	10	Q1 2006
Detroit:
Detroit, MI	112	5,095.3	826	0.41%	10	Q2 2006
Southern California:
Los Angeles, CA(2)	262	18,261.0	413	1.66%	10	Q2/Q3 2007
Bakersfield, CA	28	752.0	92	1.95%	10	TBD

Source:	Kagan 2005 Wireless Telecom Atlas and Databook.

(1)	POPs based on 2005 population data and increased based on annualized POP growth rates.

(2)	License granted to Royal Street.

(3)	Calculated as number of POPs divided by square miles.

(4)	Estimated average 2003-2008 annual population growth.

(5)	The Dallas/Ft. Worth license is comprised of the counties which make up CMA9.

(6)	Comprised of Grayson and Fannin counties only.
Auction 66 Markets
     At the conclusion of FCC Auction 66 in September 2006, we were declared the high bidder on eight additional FCC licenses for total aggregate winning bids of approximately $1.4 billion, and, in November 2006, we were granted all eight of these licenses. The spectrum licenses granted as a result of Auction 66 are in the advanced wireless services, or AWS, band which includes the 1710 to 1755 MHz frequencies as well as the 2110 to 2155 MHz frequencies. These frequency ranges are near the PCS band in which we operate our Core and Expansion Markets, and we believe this spectrum to have similar technical properties to the PCS spectrum we are currently licensed to operate. We can offer the same PCS services on these AWS licenses as we offer on our other PCS spectrum and can offer additional advanced services. The AWS licenses awarded by the FCC in Auction 66 were divided into geographic areas which are different from the geographic areas associated with PCS licenses. The map below describes the geographic coverage of our Auction 66 licenses and shows the relationship between these new AWS licenses and our existing Core and Expansion Markets.

     Our Auction 66 licenses cover a total unique population of approximately 117 million. New expansion opportunities in geographic areas outside of our Core and Expansion Markets represent approximately 69 million of the total covered population of our Auction 66 Markets, as described in the chart below. Our expansion opportunities as a result of Auction 66 cover six of the top 25 metropolitan market areas in the United States, including the entire east coast corridor from Philadelphia to Boston, including New York City, as well as the entire states of New York, Connecticut and Massachusetts. Together our east coast expansion opportunities cover a geographic area of approximately 50 million people. In the Western United States our new expansion opportunities cover a geographic area of approximately 19 million people, including the San Diego, Portland, Seattle and Las Vegas metropolitan areas.
     The balance of our Auction 66 Markets, which covers a population of approximately 48 million, supplements or expands the geographic boundaries of our existing operations in Dallas/Ft. Worth, Detroit, San Francisco and Sacramento, and Royal Street’s license area in Los Angeles. Given our performance in the Core and Expansion Markets to date, we expect this additional spectrum to provide us with enhanced operating flexibility, reduced capital expenditure requirements in existing licensed areas and an expanded service area relative to our position prior to Auction 66. We intend to focus our build-out strategy in our new Auction 66 Markets initially on licenses with a total population of approximately 40 million in major metropolitan areas which we believe offer us the opportunity to achieve financial results similar to our existing Core and Expansion Markets, with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximately 40 million total population, we are targeting launch of operations with an initial population of approximately 30 to 32 million by late 2008 or early 2009.

			Spectrum
	License	Purchase Price ($)	MHz	Population (#)
REA 1	Northeast	552,694,000	10	50,058,090
REA 6	West	355,726,000	10	49,999,164
EA 10	New York-No. New Jer.-Long Island, NY-NJ-CT-PA-MA-VT(1)	363,945,000	10	25,712,577
EA 57	Detroit-Ann Arbor-Flint, MI	50,317,000	10	6,963,637
EA 127	Dallas/Ft. Worth, TX-AR-OK	49,766,000	10	7,645,530
EA 62	Grand Rapids-Muskegon-Holland, MI	7,920,000	10	1,881,991
EA 153	Las Vegas, NV-AZ-UT	10,420,000	10	1,709,797
EA 88	Shreveport-Bossier City, LA-AR	622,000	10	573,616

Source: FCC Auction 66 Website

(1)	Licenses overlap other Auction 66 licenses

     The New York EA overlaps that portion of the Northeast REA surrounding the greater New York metropolitan area. The Las Vegas EA also overlaps that portion of the West REA that also covers Las Vegas. As a result, we have 20 MHz of spectrum in these metropolitan areas which we believe will facilitate a more efficient rollout and allow us to more effectively scale our operations.
     There are incumbent governmental and non-governmental users in the AWS band. The relocation of incumbent governmental users will be funded by the proceeds of Auction 66, although certain governmental users will not be required to relocate. The non-governmental incumbent licensees will need to be relocated pursuant to the FCC’s approved spectrum relocation order, which may require us to pay for their relocation expenses which we currently estimate to be approximately $40 to $60 million, and which requires voluntary negotiation for the first three years before the commercial incumbents are subject to mandatory relocation.
Auction 58 and Royal Street
     In January 2005, the FCC conducted Auction 58 for wireless broadband PCS spectrum. Auction 58 was the first significant FCC auction for wireless broadband PCS spectrum since Auction 35 in 2001. Auction 58, like other major auctions conducted by the FCC, was designed to allow small businesses, very small businesses and other so called designated entities, or DEs, to acquire spectrum and construct wireless networks to promote competition with existing carriers. To that end, the FCC designated certain blocks of wireless broadband PCS spectrum for which only DEs could apply. Qualified DEs were able to bid on these restricted or “closed” licenses which were not available to other bidders who did not qualify as DEs. In addition, very small business DEs were permitted to apply for and bid on “open” licenses with a bidding credit of 25% of the gross bid price. We entered into a cooperative arrangement with an unaffiliated very small business entrepreneur and invested in Royal Street, a DE that qualified to bid on “closed” licenses and was eligible for the 25% bidding credit on “open” licenses. We own a non-controlling 85% limited liability company member interest in Royal Street Communications and may elect only two of the five members to Royal Street Communication’s management committee, which has the full power to direct the management of Royal Street. C9 Wireless, LLC, or C9, has control over the operations of Royal Street because it has the right to elect three of the five members of Royal Street Communication’s management committee. C9 has the right to put all or part of its ownership interest in Royal Street Communications to us, but due to regulatory restrictions, we have no corresponding right to call C9’s ownership interest in Royal Street Communications. The put right has been structured so that its exercise will not adversely affect Royal Street’s continued eligibility as a very small business designated entity during periods where such eligibility is required. If C9 exercises its put right, we will be required to pay a fixed return on C9’s invested capital in Royal Street Communications, which fixed return diminishes annually beginning in the sixth year following the grant of Royal Street’s FCC licenses. These put rights expire in June 2012.
     Auction 58 was completed in February 2005, and Royal Street Communications made its final payment to the FCC for the licenses it won in Auction 58 in March 2005. In December 2005, Royal Street Communications was granted the following licenses on which it was the high bidder at the conclusion of Auction 58: Los Angeles, California; and Orlando, Jacksonville, Lakeland-Winter Haven, Melbourne-Titusville and Gainesville, Florida basic trading areas.
     Royal Street holds all of the Auction 58 licenses through its wholly-owned subsidiaries and has entered into certain cooperative agreements with us relating to the financing, design, construction and operation of the networks. The Royal Street agreements are based on a “wholesale model” in which Royal Street plans to sell up to 85% of its engineered service capacity on a wholesale basis to us, which we in turn will market on a retail basis under the MetroPCS-brand to our customers within the covered area. In addition, the Royal Street agreements contemplate that MetroPCS, at Royal Street’s request and at all times subject to Royal Street’s direction and control, will build-out the networks, provide information to Royal Street relating to the budgets and business plans as well as arrange for administrative, clerical, accounting, credit, collection, operational, engineering, maintenance, repair, and technical services. We do not own or control the Royal Street licenses. However, pursuant to contractual arrangements with Royal Street, we have access, via the wholesale arrangement, to as much as 85% of the engineered service capacity of Royal Street’s network with the remaining 15% reserved by Royal Street to sell to other parties.
     Also, pursuant to another of the Royal Street agreements, upon Royal Street’s request, we will provide financing for the acquisition and build-out of licenses won in Auction 58. As of

December 31, 2006 the maximum amount that Royal Street may borrow from us under the loan agreement is approximately $500 million. As of December 31, 2006 Royal Street has borrowed $394 million from us under the loan agreement, approximately $294 million of which was used for the acquisition of new licenses. In March 2007, Royal Street borrowed an additional $70 million from us under the loan agreement. Interest accrues under the loan agreement at a rate equal to 11% per annum, compounded quarterly. Royal Street has commenced repayment of that portion of the loans related to the Orlando and Lakeland-Winter Haven markets. The proceeds from this loan are to be used by Royal Street to make payments for the licenses won in Auction 58, to finance the build-out and operation of the Royal Street network infrastructure, and to make payments under the loan until Royal Street has positive free cash flow.
License Term
     All of the broadband PCS licenses held by us and by Royal Street have an initial term of ten years after the initial grant date (which varies by license, but the initial San Francisco, Sacramento, Miami and Atlanta licenses were granted in January 1997), and, subject to applicable conditions, may be renewed at the end of their terms. The AWS licenses granted in Auction 66 have an initial term of fifteen years after the initial grant of the license. Each FCC license is essential to our and Royal Street’s ability to operate and conduct our and Royal Street’s business in the area covered by that license. We continue to file renewal applications for our broadband PCS licenses as the windows to file renewal applications open. One application has been granted and one application is currently pending for those licenses that expire in April 2007 and the FCC has granted all of the renewal applications for those licenses that expired in January 2007. For a discussion of general licensing requirements, please see “— General Licensing Requirements and Broadband Spectrum Allocations.”
Distribution and Marketing
     We offer our products and services under the “MetroPCS” brand indirectly through approximately 2,000 independent retail outlets and directly to our customers through 95 Company-operated retail stores. Our indirect distribution outlets include a range of local, regional and national mass market retailers and specialty stores. A significant portion of our gross customer additions have been added through our indirect distribution outlets and for the twelve months ended December 31, 2006, 84% of our gross customer additions were through indirect channels. We have over 2,000 locations where customers can make their monthly payments, and many of these locations also serve as distribution points for our products and services. Our cost to distribute through direct and indirect channels is substantially similar, and we believe our mix of indirect and direct distribution allows us to reach the largest number of potential customers in our markets at a low relative cost. We plan to increase our number of indirect distribution outlets and Company-operated stores in both Core and Expansion Markets and in new markets acquired in the future, such as the Auction 66 Markets.
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
Customer Care, Billing and Support Systems
     We use several outsourcing solutions to efficiently deliver quality service and support to our customers as part of our strategy of establishing and maintaining our leadership position as a low cost telecommunications provider while ensuring high customer satisfaction levels. We outsource some or all of the following back office and support functions to nationally recognized third-party providers:
•	Customer Care. We have outsourcing contracts with two nationally recognized call center vendors. These call centers are staffed with professional and bilingual customer service personnel, who are available to assist our customers 24 hours a day, 365 days a year. We also provide automated voice response services to assist our customers with routine information requests. We believe providing quality customer service is an important element in overall customer satisfaction and retention, and we regularly review performance of our call center vendors.

•	Billing. We utilize a nationally recognized third-party billing platform that bills, monitors and analyzes payments from our customers. We offer our customers the option of receiving web-based and short messaging service-based bills as well as traditional paper bills. We also offer our customers the option of automatic payment of their bills via credit or debit cards. Very few of our customers utilize paper bills and substantially all of our customers receive their bills through the short message service included with our wireless service.

•	Payment Processing. Customers may pay their bills by credit card, debit card, check or cash. We have over 2,000 locations where customers choosing to pay for their monthly service in cash can make their payments. Many of these locations also serve as distribution points for our products and services making them convenient for customer payments. Customers may also make payments at any of the Western Union locations throughout our metropolitan service areas.

•	Logistics. We outsource logistics associated with shipping handsets and accessories to our distribution channels to a nationally recognized logistics provider.
Network Operations
     We believe we were the first U.S. wireless broadband PCS carrier to have 100% of our customers on a CDMA 1XRTT network. We began building our network in 2001, shortly after other CDMA carriers began upgrading their networks to 1XRTT. As a result, we believe we deployed our network with third generation capabilities at a much lower cost than incurred by other carriers who were forced to undergo a technology migration to deploy second generation CDMA networks. Since all of our handsets are CDMA 1XRTT compliant, we receive the full capacity and quality benefits provided by CDMA 1XRTT across our entire network and customer base.
     As of December 31, 2006, our network consists of 11 switches at eight switching centers and 3,397 operating cell sites. A switching center serves several purposes, including routing calls, managing call handoffs, managing access to the public telephone network and providing access to voicemail and other value-added services. Currently, almost all of our cell sites are co-located, meaning our equipment is located on leased facilities that are owned by third parties retaining the right to lease the facilities to additional carriers. Our switching centers and national operations center provide around-the-clock monitoring of our network base stations and switches.
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
Network Technology
     Wireless digital signal transmission is accomplished by using various forms of frequency management technology, or “air interface protocols.” The FCC has not mandated a universal air interface protocol for wireless broadband PCS systems; rather, wireless broadband PCS systems in the United States operate under one of three dominant principle air interface protocols: CDMA; time division multiple access, or TDMA; or global system for mobile communications, or GSM. All three air interface protocols are incompatible with each other. Accordingly, a customer of a system that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by a CDMA-based wireless carrier, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the alternate wireless system in that area. In addition, certain carriers also restrict customers from changing the programming of their phones to be used on other carriers’ networks using the same air interface protocol.
     We believe 10 MHz of spectrum to be sufficient to begin service in metropolitan areas using technology that divides the base station coverage area served by a transmitter receiver into three parts or “sectors” (segments of the circle representing the base station’s broadcast area). However, in metropolitan areas with only 10 MHz of spectrum we have a network design capable of subdividing the service area into six parts or sectors and to deploy these six-sector cells in selected, high-demand areas. This will increase the capacity of the wireless base stations in these markets by doubling the number of sectors over which a base station’s antennas can handle calls simultaneously. Our vendors have informed us that cell sites using six sectors have been in operation for many years in the U.S., and we have obtained actual performance data on cell sites that have been operational for multiple years.

We and Royal Street have commercially deployed six-sector cell sites in certain geographic areas in 2006, and we anticipate that Royal Street will deploy this technology in Los Angeles in 2007.
     We believe that CDMA technology uses spectrum more efficiently than any alternative commonly used wireless technology in 10 MHz. We also intend to buy EVRC-B, or 4G vocoder, handsets when available. 4G vocoder handsets allow for greater capacity in the network. We believe these handsets will be available in 2007. We currently intend to further enhance network capacity by upgrading our networks with EV-DO Revision A with Voice-Over-Internet-Protocol, or VoIP, which we anticipate will be available in 2008. When combined with six-sector technology, it is our expectation that new 4G vocoder and EV-DO Revision A with VoIP will more than double the effective available spectrum relative to three-sector, 1XRTT technology. Thus, we believe 10 MHz of spectrum has the effective capacity of 20 MHz using today’s technologies. We anticipate that spectral efficiency will continue to improve over the next several years, allowing us to keep up with the increased usage of third-generation services.
     As a result of Auction 66, we were granted licenses for additional spectrum in some of these metropolitan areas. We acquired this spectrum because the price of the spectrum was attractive when considering the additional cost that would have been incurred to employ the technologies described above to more fully utilize the existing 10 MHz. In many cases, our Auction 66 spectrum will allow us to enlarge our existing geographic service area, which we believe will further enhance the attractiveness of our services.
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
     Longer handset battery life. While a digital handset using any of the three digital air interface protocols has a substantially longer battery life than an analog cellular handset, CDMA handsets can provide even longer periods between battery recharges than other commonly deployed digital PCS technologies.
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
     Efficient migration path. CDMA 1XRTT technology can be upgraded easily and cost-effectively for enhanced voice and data capabilities. The technology requires relatively low incremental investment for each step along the migration path with relatively modest incremental capital investment levels as demand for more robust data services or additional capacity develops.
     Privacy and security. CDMA uses technology that requires accurate time and code phase knowledge to decode, increasing privacy and security.

Competition
     We compete directly in each of our metropolitan areas with other wireless service providers, with wireline companies and increasingly with cable companies by providing a wireless alternative to traditional wireline service. The wireless industry is dominated by national carriers, such as Cingular Wireless, Verizon Wireless, Sprint Nextel and T-Mobile and their prepaid affiliates or brands, which have an estimated 84% of the national wireless market share as measured by number of subscribers, according to the Federal Communications Commission’s Annual Report and Analysis of Competitive Market Conditions with Respect to Commercial Mobile Services, FCC 06-142, released September 29, 2006. National carriers typically offer post-paid plans that require long-term contracts and credit checks or deposits. Over the past few years, the wireless industry has seen an emergence of several new competitors that provide either pay-as-you-go or prepaid wireless services. Some of these competitors, such as Virgin Mobile USA, Amp’d Mobile and Tracfone, are non-facility based mobile virtual network operators, or MVNOs, that contract with wireless network operators to provide a separately branded wireless service. These MVNOs typically also charge by the minute rather than offering flat-rate unlimited service plans. In addition, several large satellite companies, computer companies and Internet search and portal companies have indicated an interest in establishing next generation wireless networks and VoIP providers have indicated that they may offer wireless services over a Wi-Fi/Cellular network to compete directly with us. Some companies, such as Leap Wireless d/b/a Cricket and Sure West Wireless, are regional carriers with unlimited fixed-rate service plans similar to ours. Thus, we compete with both the national carriers, the prepaid, pay-as-you-go service providers and in some cases regional and local carriers, and may face additional competition from new entrants with substantial resources in the future. We believe that competition for subscribers among wireless communications providers is based mostly on price, service area, services and features, call quality and customer service. The wireline industry is also dominated by large incumbent carriers, such as AT&T, Verizon, and BellSouth, and competitive local exchange or Voice-Over-Internet-Protocol, or VoIP, service providers, such as Vonage, McLeod USA, and XO Communications. The cable industry is also dominated by large carriers such as Time Warner Cable, Comcast and Cox Communications. These cable companies formed a joint venture along with Sprint Nextel and Bright House Networks called SpectrumCo LLC, or SpectrumCo, which bid on and acquired 20 MHz of AWS spectrum in a number of major metropolitan areas throughout the United States, including all of the major metropolitan areas which comprise our Core, Expansion and Auction 66 Markets.
     Sprint Nextel recently announced that it will offer an unlimited local calling plan under its Boost brand in certain of the geographic areas in which we offer service. In response, in certain of our markets we have added additional features to our existing service plans. Currently, in our San Francisco, Sacramento, and Dallas/Ft. Worth metropolitan areas we have added to the $35 service plan unlimited long distance in the continental United States, to the $40 service plan unlimited short message and multimedia message services, and to the $45 service plan unlimited mobile Internet browsing and international short message service. As competition develops, we may offer similar service plans in our other metropolitan areas, we may add additional features or services to our existing service plans, or make other changes to our service plans.
     Many of our wireless, wireline and cable competitors’ resources are substantially greater, and their market shares are larger, than ours, which may affect our ability to compete successfully. Additionally, many of our wireless competitors offer larger coverage areas or nationwide calling plans that do not give rise to additional roaming charges, and the competitive pressures of the wireless communications industry have led them to offer service plans with growing bundles of minutes of use at lower per minute prices or price plans with unlimited nights and weekends. Our competitors’ plans could adversely affect our ability to maintain our pricing, market penetration, growth and customer retention. In addition, large national wireless carriers have been reluctant to enter into roaming agreements at attractive rates with smaller and regional carriers like us, which limits our ability to serve certain market segments. Moreover, the FCC is pursuing policies making additional spectrum for wireless services available in each of our markets, which may increase the number of our wireless competitors and enhance our wireless competitors’ ability to offer additional plans and services. Further, since many of our competitors are large companies, they can require handset manufacturers to provide the newest handsets exclusively to them. Our competitors also can afford to heavily subsidize the price of the subscriber’s handset because they require long term contracts. These advantages may detract from our ability to attract customers from certain market segments.
     We also compete with companies using other communications technologies, including paging, digital two-way paging, enhanced specialized mobile radio, domestic and global mobile satellite service, and wireline telecommunications services. We also may face competition from providers of an emerging technology known as Worldwide Interoperability for Microwave Access, or WiMax, which is capable of supporting wireless transmissions suitable for mobility applications. Also, certain mobile satellite providers recently have received authority to offer ancillary terrestrial service and a coalition of companies which includes DIRECTV Group, EchoStar, Google, Inc., Intel Corp. and Yahoo! has indicated its desire to establish next generation wireless networks and technologies in the 700 MHz band. These technologies may have advantages over our technology that customers may ultimately find more attractive. Additionally, we may compete in the future with companies that offer new technologies and market other services we do not offer or may not be available with our network technology, from our vendors or within our spectrum. Some of our competitors do or may bundle these other services together with their wireless communications service, which customers may find more attractive. Energy companies, utility companies, satellite companies and cable operators also are expanding their services to offer telecommunications services.
     In the future, we may also face competition from mobile satellite service, or MSS, providers, as well as from resellers of these services. The FCC has granted to some MSS providers, and may grant others, the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services. In addition, we also may face competition from providers of WiMax, which is capable of supporting wireless transmissions suitable for mobility applications, using exclusively licensed or unlicensed spectrum.
Seasonality
     Net customer additions are typically strongest in the first and fourth calendar quarters of the year. Softening of sales and increased churn in the second and third calendar quarters of the year usually combine to result in fewer net customer additions during the second and third calendar quarters. The following table sets forth our net subscriber additions and total subscribers from the first quarter of 2004 through the fourth quarter of 2006.
MetroPCS Subscriber Statistics

						(In 000s)
	Net Additions			Subscribers
		Expansion			Expansion
	Core Markets	Markets	Consolidated	Core Markets	Markets	Consolidated
2004
Q1	174	—	174	1,151	—	1,151
Q2	63	—	63	1,214	—	1,214
Q3	66	—	66	1,280	—	1,280
Q4	119	—	119	1,399	—	1,399
2005
Q1	169	—	169	1,568	—	1,568
Q2	77	—	77	1,645	—	1,645
Q3	95	—	95	1,740	—	1,740
Q4	132	53	185	1,872	53	1,925
2006
Q1	184	61	245	2,056	114	2,170
Q2	63	186	249	2,119	300	2,419
Q3	55	142	198	2,174	442	2,617
Q4	127	198	324	2,301	640	2,941
Inflation
     We do not believe that inflation has had a material effect on our operations.
Employees
     As of December 31, 2006, we had 2,046 employees. We believe our relationship with our employees is good. None of our employees is covered by a collective bargaining agreement or represented by an employee union.
Regulation
     The government regulates the wireless telecommunications industry extensively at both the federal level and, to varying degrees, at the state and local levels. Administrative rulemakings, legislation and judicial proceedings can affect this government regulation and may be significant to us. In recent years, the regulation of the communications industry has been in a state of flux as Congress, the FCC, state legislatures and state regulators have passed laws and promulgated policies to foster greater competition in telecommunications markets.

Federal Regulation
     Wireless telecommunications systems and services are subject to extensive federal regulation under the Communications Act of 1934, as amended, or the Communications Act, and the implementing regulations adopted thereunder by the FCC. These regulations and associated policies govern, among other things, applications for and renewals of licenses to construct and operate wireless communications systems, ownership of wireless licenses and the transfer of control or assignment of such licenses, the ongoing technical, operational and service requirements under which wireless licensees must operate, the rates, terms and conditions of service, the protection and use of customer information, roaming policies, the provision of certain services, such as E-911, and the interconnection of communications networks.
General Licensing Requirements and Broadband Spectrum Allocations
     The FCC awards certain broadband PCS licenses for geographic service areas called Major Trading Areas, or MTAs, and other broadband PCS licenses for Basic Trading Areas, or BTAs, defined by Rand McNally & Company. Under the broadband PCS licensing plan, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. The FCC allocates 120 MHz of radio spectrum in the 1.9 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks, known as the A- and B-Blocks, licensed for each of the 51 MTAs, one 30 MHz block, known as the C-Block, licensed for each of the 493 BTAs, and three 10 MHz blocks, known as the D-, E- and F-Blocks, licensed for each of the 493 BTAs, for a total of more than 2,000 licenses. Each broadband PCS license authorizes operation on one of six frequency blocks allocated for broadband PCS. However, licensees are given the flexibility to partition their service areas and to disaggregate their spectrum into smaller areas or spectrum blocks with the approval of the FCC. The FCC also awarded two cellular licenses on a metropolitan statistical area, or MSA, and rural service area, or RSA, basis with 25 MHz of spectrum for each license. There are 306 MSAs and 428 RSAs in the United States. Licensees of cellular spectrum can offer PCS services in competition with broadband PCS licensees. Many of our competitors utilize a combination of cellular and broadband PCS spectrum to provide their services.
     In 2005, the FCC allocated an additional 90 MHz of spectrum to be used for AWS. Each AWS license authorizes operation on one of six frequency blocks. The FCC divided the 90 MHz of spectrum into two 10 MHz and one 20 MHz blocks licensed for each of 12 designated regional economic area groupings, or REAG, one 10 MHz and one 20 MHz block licensed for each of 176 designated economic areas, or EA, licenses, and a 20 MHz block licensed for each of 734 designated metropolitan statistical area/rural service area basis. The economic areas are geographic areas defined by the Regional Economic Analysis Division of the Bureau of Economic Analysis, U.S. Department of Commerce. Regional economic areas are collections of economic areas. Metropolitan statistical areas and rural service areas are defined by the Office of Management and Budget and the FCC, respectively. Licensees of AWS spectrum can offer PCS and cellular services in competition with broadband PCS and cellular licensees. The FCC auctioned the AWS spectrum in a single multiple round auction which commenced on August 9, 2006. In November 2006, the FCC granted us 10 MHz REAG licenses in the Northeast and West, and 10 MHz EA licenses in New York, Detroit-Ann Arbor, Dallas/Ft. Worth, Las Vegas, Grand Rapids-Muskegon-Holland, Michigan, and Shreveport-Bossier City, Louisiana. See “Business— Ownership Restrictions.”
     The FCC sets construction benchmarks for broadband PCS and AWS licenses. All broadband PCS licensees, holding licenses originally granted as 30 MHz licenses, must construct facilities to provide service covering one-third of their service area’s population within five years, and two-thirds of the population within ten years, of their initial license grant date. All broadband PCS licensees holding licenses which originally were granted as, or disaggregated to become, 10 MHz and 15 MHz licenses must construct facilities to provide service to 25% of the license area within five years of their initial license grant date, or make a showing of substantial service. While the FCC has granted limited extensions to and waivers of these requirements, licensees failing to meet these coverage requirements generally must forfeit their license. Either we or the previous licensee for each of our broadband PCS licenses has satisfied the applicable five-year coverage requirement for our licenses and the ten-year requirement for those licenses with license terms expiring in January 2007. All AWS licensees will be required to construct facilities to provide substantial service by the end of the initial 15-year license term.
     The FCC generally grants broadband PCS licenses for ten-year terms that are renewable upon application to the FCC. AWS licenses are granted for an initial 15-year term and then are renewable for successive ten-year terms. Our initial PCS license terms ended in January 2007 and we have filed renewal applications for additional ten-year terms. All of these applications for our initial PCS licenses have been granted. We also are filing renewal applications for our other PCS licenses as the filing windows open and in some instances our applications already have been granted while others are still pending or waiting for the filing window to open. Our initial AWS license terms end in November 2021. The FCC may deny our broadband PCS and AWS license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us for our broadband PCS licenses if we meet specific past performance standards. To receive a renewal expectancy for our broadband PCS licenses, we must show that we have provided substantial service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a mediocre service level only minimally warranting renewal. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing broadband PCS licenses. If we do not receive a renewal expectancy, the FCC may accept competing applications for the license renewal period, subject to a comparative hearing, and may award the broadband PCS license for the next term to another entity. We believe we will be eligible for a renewal expectancy for our broadband PCS licenses that will be renewed in the near term, but cannot be certain because the applicable FCC standards are not precisely defined.
     The FCC may deny applications for FCC licenses, and in extreme cases revoke FCC licenses, if it finds a licensee lacks the requisite qualifications to be a licensee. In making this determination, the FCC considers any adverse findings against the licensee or applicant in a judicial or administrative proceeding involving felonies, possession or sale of illegal drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. We believe there are no activities and no judicial or administrative proceedings involving us that would warrant such a finding by the FCC.
     The FCC also has other broadband wireless spectrum allocation proceedings in process. In 2004, the FCC sought comment on service rules for an additional 20 MHz of AWS spectrum in the 1915-1920 MHz, 1995-2000 MHz, 2020-2025 MHz and 2175-2180 MHz bands and has indicated that it intends to initiate a further proceeding with regard to an additional 20 MHz of AWS spectrum in the 2155-2175 MHz band in the future. These proposed allocations present certain unique spectrum clearing and interference issues, and we cannot predict with any certainty the likely timing of these proposed allocations. A company has also filed an application for 20 MHz of this spectrum to be licensed on an exclusive basis without an auction, which the FCC put on public notice on March 9, 2007. The FCC also has allocated an additional 60 MHz of wireless broadband spectrum in the 700 MHz band and the FCC is now required by statute to commence auctioning this spectrum no later than January of 2008. On August 10, 2006, the FCC issued a Notice of Proposed Rulemaking seeking comment on possible changes to the 700 MHz band plan, including possible changes in the service area sizes for the 60 MHz of as yet unauctioned 700 MHz spectrum. We are participating in this proceeding and advocating a greater number of smaller license areas, but cannot predict the likely outcome or whether it will benefit or adversely affect us. On September 8, 2006, the FCC also sought comment on the existing licenses in the 700 MHz spectrum and the disposition of the 700 MHz spectrum returned by Nextel Communications. Furthermore, in December 2006, the FCC sought comment on the possible implementation of a nationwide broadband interoperable network in the 700 MHz band allocated for public safety use, which also could be used by commercial service providers on a secondary basis.
Transfer and Assignment of PCS Licenses
     The Communications Act requires prior FCC approval for assignments or transfers of control of any license or construction permit, with limited exceptions. The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. We have managed to secure the requisite approval of the FCC to a variety of assignment and transfer proposals without undue delay. Although we cannot assure you that the FCC will approve or act in a timely fashion on any of our future requests to approve assignment or transfer of control applications, we have no reason to believe the FCC will not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide wireless broadband service, FCC disapproval of any such request would adversely affect our business plans.
     The FCC allows FCC licenses and service areas to be subdivided geographically or by bandwidth, with each divided license covering a smaller service area and/or less spectrum. Any such division is subject to FCC approval, which cannot be guaranteed. In addition, in May 2003, the FCC adopted a Report and Order to facilitate development of a secondary market for unused or underused wireless spectrum by imposing less restrictive standards on transferring and leasing of spectrum to third parties. These policies provide us with alternative means to obtain additional spectrum or dispose of excess spectrum, subject to FCC approval and applicable FCC conditions. These alternatives also allow our competitors to obtain additional spectrum or new competitors to enter our markets.
Ownership Restrictions
     Before January 1, 2003, the FCC rules imposed a “spectrum cap” limiting to 55 MHz the amount of commercial mobile radio service, or CMRS, spectrum an entity could hold in a major market. The FCC now has eliminated the spectrum cap for CMRS in favor of a case-by-case review of transactions raising CMRS spectrum concentration issues. Previously decided cases under the case-by-case approach indicate that the FCC will screen a transaction for competitive concerns if 70 MHz of cellular and broadband PCS spectrum in a single market is attributable to a party or affiliated group, or if there is a material change in the post-transaction market share concentrations as measured by the Herfindahl-Hirschman Index. The 70 MHz benchmark may change over time as more and more broadband spectrum is made available, and its applicability to AWS or 700 MHz spectrum is unclear. By eliminating a spectrum cap for CMRS in favor of a more flexible analysis, we believe the FCC’s changes will increase wireless operators’ ability to attract capital and make investments in other wireless operators. We also believe that these changes allow our competitors to make additional acquisitions of spectrum and further consolidate the industry.
     The FCC rules initially established specific ownership requirements for broadband PCS licenses obtained in the C- and F-Block auctions, which are known as the entrepreneur’s block auctions. We were subject to these requirements until recently because our licenses were obtained in the C-Block auction. When we acquired our C-Block broadband PCS licenses, the FCC’s rules for the C-Block auction permitted entities to exclude the gross revenues and assets of non-attributable investors in determining eligibility as a DE and small business, so long as the licensee employed one of two control group structural options. We elected to meet the 25% control group option which required that, during the first ten years of the initial license term (which for us would have ended on January 27, 2007), a licensee have an established group of investors meeting the requirements for the C-Block auctions, holding at least 50.1% of the voting interests of the licensee, possessing actual and legal control of both the control group and the licensee, and electing or appointing a majority of the licensee’s board of directors. In addition, those qualifying investors were required to hold no less than a specified percentage of the equity. After the first three years of the license term (which for us ended January 27, 2000), the qualifying investors must collectively retain at least 10% of the licensee’s equity interests. The 10% equity interest could be held in the form of options, provided the options were exercisable at any time, solely at the holder’s discretion, at an exercise price less than or equal to the current market value of the underlying shares on the short-form auction application filing date or, for options issued later, the options’ issue date. Finally, under the 25% control group option, no investor or group of affiliated investors in the control group was permitted to hold over 25% of the licensee’s overall equity during the initial license term.
     In August 2000, the FCC revised its control group requirements as they applied to DE licensees. The revised rules apply a control test that obligates the eligible very small business members of a DE licensee to maintain de facto (actual) and de jure (legal) control of the business. Because we had taken advantage of installment payments at the time we purchased the licenses in the C-Block auction, we were still required to comply with the control group requirements. In May 2005, we paid off the remaining installments we owed to the FCC on all of the licenses we acquired in the C-Block auction. In addition, none of the license acquisitions made by us after the C-Block auction required that we qualify as a DE. As a consequence, upon repayment of the installments to the FCC, we were no longer subject to the FCC rules and regulations pertaining to unjust enrichment or installment financing. Based on this change of circumstances, we were no longer required to maintain our previous status as an eligible DE or to abide by the ownership restrictions applicable to DEs under the 25% control group option. In August 2005, we filed administrative updates with the FCC with respect to all of our FCC licenses, which served to notify the FCC and all interested parties of this change of circumstances. Effective as of December 31, 2005, MetroPCS Communications, Inc.’s Class A Common Stock was converted into our common stock and the built-in control structures required to maintain our DE status were terminated with the consent of the FCC.
     Royal Street is a DE which must meet and continue to abide by the FCC’s DE requirements, including the revised control group requirements. The FCC rules provide that if a license is transferred to a non-eligible entity, an entity which qualifies for a lesser credit on open licenses, or the DE ceases to be qualified, the licensee may lose all closed licenses which are not constructed, and may be required to refund to the FCC a portion of the bidding credit received for all open licenses, based on a five-year straight-line basis and might lose its closed licenses or be required to pay an unjust enrichment payment on the closed licenses. In Auction 58, Royal Street received a bidding credit equal to approximately $94 million. If Royal Street were found to no longer qualify as a DE, it would be required to repay the FCC the amount of the bidding credit on a five-year straight-line basis. Any closed licenses which are transferred prior to the five-year anniversary may also be subject to an unjust enrichment payment. Royal Street also is party to certain grandfathered arrangements with us that cannot be extended to new or additional licenses due to recent changes in the DE rules. For this reason, the ability of Royal Street to own or control additional licenses in the future will be inhibited absent significant changes in the business relationship with us.
     Specifically, in April 2006, the FCC adopted a Second Report and Order and Second Further Notice of Proposed Rulemaking relating to its DE program. This Order was clarified by the FCC in its June 2006 Order on Reconsideration of the Second Report and Order, which largely upheld the rules established in the Second Report and Order but clarified that the FCC’s revised unjust enrichment rules would only apply to licenses initially granted after April 25, 2006 (the Second Report and Order, as clarified by the Order on Reconsideration, is referred to herein as the DE Order). First, the FCC found that an entity that enters into an impermissible material relationship will be ineligible for award of designed entity benefits and subject to unjust enrichment on a license-by-license basis. The FCC concluded that any arrangement whereby a DE leases or resells more than fifty percent of the capacity of its spectrum or network to third parties is an impermissible material relationship and will render the licensee ineligible for any DE benefits, including bidding credits, installment payments, and, as applicable, set-asides, and will subject the DE to unjust enrichment payments on a license-by-license basis. Second, the FCC found that any entity which has a spectrum leasing or resale arrangement (including wholesale arrangements) with an applicant for more than 25% of the applicant’s total spectrum capacity on a license-by-license basis will be considered to have an attributable interest in the applicant. Based on these revised rules, Royal Street will not be able to enter into the same relationship it currently has with us for any future FCC auctions and receive DE benefits, including bidding credits. In addition, Royal Street will not be able to acquire any additional DE licenses in the future, and resell services to us on those licenses on the same basis as the existing arrangements, without making itself ineligible for DE benefits. The FCC, however, grandfathered otherwise impermissible material relationships for existing licenses that were entered into or filed with the FCC before the release date of the FCC order.
     Third, the FCC has revised the DE unjust enrichment rules to provide that a licensee which seeks to assign or transfer control of the license, enter into an otherwise impermissible material relationship, or otherwise loses its eligibility for a bidding credit for any reason, will be required to reimburse the FCC for any bidding credits received as follows: if the DE loses its eligibility or seeks to assign or transfer control of the license, the DE will have to reimburse the FCC for 100% of the bidding credit plus interest if such loss, assignment or transfer occurs within the first five years of the license term; 75% if during the sixth and seventh year of the license term; 50% if during the eighth and ninth of the license term; and 25% in the tenth year. In addition, to the extent that a DE enters into an impermissible material relationship, seeks to assign or transfer control of the license, or otherwise loses its eligibility for a bidding credit for any reason prior to the filing of the notification informing the FCC that the construction requirements applicable at the end of the license term have been met, the DE must reimburse the FCC for 100% of the bidding credit plus interest. In its June 2006 Order on Reconsideration of the Second Report and Order, the FCC clarified its rules to state that its changes to the DE unjust enrichment rules would only apply to licenses initially issued after April 25, 2006. Licenses issued prior to April 25, 2006, including those granted to Royal Street from Auction 58, would be subject to the five-year unjust enrichment rules previously in effect. Likewise, the requirement that the FCC be reimbursed for the entire bidding credit amount owed if a DE loses its eligibility for a bidding credit prior to the filing of the notifications informing the FCC that the construction requirements applicable at the end of the license term have been met applies only to those licenses that are initially granted on or after April 25, 2006. Fourth, the FCC has adopted rules requiring a DE to seek approval for any event in which it is involved that might affect its ongoing eligibility, such as entry into an impermissible material relationship, even if the event would not have triggered a reporting requirement under the FCC’s existing rules. In connection with this rule change, the FCC now requires DEs to file annual reports with the FCC listing and summarizing all agreements and arrangements that relate to eligibility for designated entity benefits. Fifth, the FCC indicated that it will step up its audit program of DEs and has stated that it will audit the eligibility of every DE that wins a license in the AWS auction at least once during the initial license term. Sixth, these changes will all be effective with respect to all applications filed with the FCC that occur after the effective date of the FCC’s revised rules, including the AWS auction.
     Several interested parties filed a Petition for Expedited Reconsideration and a Motion for Expedited Stay Pending Reconsideration or Judicial Review of the DE Order. The Petitions challenged the DE Order on both substantive and procedural grounds. Among other claims, the Petitions contested the FCC’s effort to apply the revised rules to applications for the AWS auction and to apply the revised unjust enrichment payment schedule to existing DE arrangements. In the Motion for Stay, the petitioners requested that the FCC also stay the effectiveness of the rule changes, and stay the commencement of the AWS auction which commenced on June 29, 2006 and all associated pre-AWS auction deadlines. The FCC did not grant the stay, and the petitioners sought a court stay. On June 7, 2006, the petitioners filed an appeal of the DE Order with the Court of Appeals for the Third Circuit and sought an emergency stay of the DE Order. On June 29, 2006, the Court issued a decision denying the emergency stay motion. The parties to the appeal recently filed briefs in this case. The court has issued an order for oral argument, but has not yet set a date for oral argument. We are unable at this time to predict the likely outcome of the appeals and unable to predict the impact on the Auction. We also are unable to predict whether the litigation will result in any changes to the DE Order or to the DE program, and, if there are changes, whether or not any such changes will be beneficial or detrimental to our interests. However, the relief sought by the petitioners includes overturning the results of Auction 66. If the petitioners are ultimately successful in getting this relief, any licenses granted to us as a result of Auction 66 would be revoked. Our payments to the FCC for the licenses would be refunded, but without interest. If our licenses are revoked we will have been required to pay interest to our lenders on the money paid to the FCC for the AWS licenses, but would not receive interest. The interest expense, which could be substantial, may affect our results of operations and the loss of the Auction 66 licenses could affect our future prospects.
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
     There can be no assurance what additional changes, if any, to the DE program may be adopted as a result of this rulemaking. Based on the FCC’s latest rulings, we do not expect any future changes in the DE rules to be applied retroactively to Royal Street, but we cannot give any assurance that the FCC will not give any new rules retroactive effect. If additional changes are made to the program that are applied to the current arrangements between Royal Street, C9 Wireless and us, it could have a material adverse effect on our and Royal Street’s operations and financial performance.
     The Communications Act includes provisions authorizing the FCC to restrict ownership levels in us by foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country. The law permits indirect foreign ownership of as much as 25% of our equity without the need for any action by the FCC. If the FCC determines it is in the best interest of the general public, the FCC may revoke licenses or require an ownership restructuring if our foreign ownership exceeds the statutory 25% benchmark. However, the FCC generally permits additional indirect foreign ownership in excess of the statutory 25% benchmark particularly if that interest is held by an entity or entities from World Trade Organization member countries. For investors from countries that are not members of the World Trade Organization, the FCC determines if the home country extends reciprocal treatment, called “equivalent competitive opportunities,” to United States entities. If these opportunities do not exist, the FCC may not permit such foreign investment beyond the 25% benchmark. We have adopted internal procedures to assess the nature and extent of our foreign ownership, and we believe that the indirect ownership of our equity by foreign entities is below the benchmarks established by the Communications Act. If we have foreign ownership in excess of the limits, we have the right to acquire the portion of the foreign investment which places us over the foreign ownership restriction. Nevertheless, these foreign ownership restrictions could affect our ability to attract additional equity financing and complying with the restrictions could increase our cost of operations.
General Regulatory Obligations
     The Communications Act and the FCC’s rules impose a number of requirements upon wireless broadband PCS, and in many instances AWS, licensees. These requirements, summarized below, could increase our costs of doing business.

     Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular, PCS and Enhanced Specialized Mobile Radio, or ESMR, services. Under this regulatory structure, our wireless broadband PCS and AWS services are classified as CMRS. The FCC regulates providers of CMRS services as common carriers, which subjects us to many requirements under the Communications Act and FCC rules and regulations. The FCC, however, has exempted CMRS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, which allows us to respond more quickly to competition in the marketplace. The 1993 federal legislation also preempted state rate and entry regulation of CMRS providers.
     The FCC permits cellular, broadband PCS, AWS, paging and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service by CMRS licensees using wireless links to provide local telephone service. The extent of lawful state regulation of such wireless local loop service is undetermined. While we do not presently have a fixed service offering, our network can accommodate such a service. We continue to evaluate our service offerings, which may include a fixed service plan at some point in the future.
     The spectrum allocated for broadband PCS was utilized previously by fixed microwave systems. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent microwave users could be reimbursed for relocating out of the band and the costs of relocation were shared by the broadband PCS licensees benefiting from the relocation. Under the FCC regulations, DEs were able to pay microwave reimbursed clearing obligations through installment payments. We incurred various microwave relocation obligations pursuant to this transition plan. The transition and cost sharing plans expired in April 2005, at which time remaining microwave incumbents in the broadband PCS spectrum remained obligated to relocate to different spectrum but assumed responsibility for their costs to relocate to alternate spectrum. We have fulfilled all of the relocation obligations (and related payments) directly incurred in our broadband PCS markets. As of December 31, 2006, we had no obligations related to our PCS licenses payable to other carriers under cost sharing plans for microwave relocation in our markets. As a result of the offer to purchase made by Madison Dearborn Capital Partners IV, L.P. and certain affiliates of TA Associates, Inc. in 2005, we ceased being a DE have paid off all remaining microwave clearing obligations to other carriers. This process has taken longer than we anticipated which could give rise to an objection by a carrier to which microwave clearing payments are due.
     In addition, spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate. We estimate the costs we may incur to relocate the incumbent licensees in the areas where we have been granted AWS licenses in Auction 66 to be approximately $40 to $60 million, and the time it will take to clear the AWS spectrum in markets where we acquired licenses is uncertain.
     We are obligated to pay certain annual regulatory fees and assessments to support FCC wireless industry regulation, as well as fees supporting federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for the hearing-impaired and application filing fees. These fees are subject to increase by the FCC periodically.
     The FCC requires CMRS providers to implement basic 911 and enhanced, or E-911, emergency services. Our obligation to implement these services is incurred in stages on a market-by-market basis as local emergency service providers request E-911 services. These services allow state and local emergency service providers to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. We have constructed facilities to implement these capabilities in markets where we have had requests and are in the process of constructing facilities in the markets we launched recently. The FCC also has rules that require us, because we employ a handset-based location technology, to ensure that specified percentages of the handsets in service on the system be location capable. As of December 31, 2005, 95% of our handsets were required to be location-capable and we met this requirement. Failure to maintain compliance with the FCC’s E-911 requirements can subject us to significant penalties. The extent to which we must deploy E-911 services affects our capital spending obligations. In 1999, the FCC amended its rules to no longer require compensation by the state to carriers for E-911 costs and to expand the circumstances under which wireless carriers may be required to offer E-911 services to the public safety agencies. States in which we do business may limit or eliminate our ability to recover our E-911 costs. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a similar level to wireline carriers in our markets.
     Federal law requires CMRS carriers to provide law enforcement agencies with support for lawful wiretaps. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. Complying with these E-911 and law enforcement wiretap requirements may require systems upgrades creating additional capital obligations for us and additional personnel, a process which may cost us additional expense which we may not be able to recover. Our customer base may be subject to a greater percentage of law enforcement requests than those of other carriers and that the resulting expenses incurred by us to cooperate with law enforcement are proportionately greater.
     Because the availability of telephone numbers is dwindling, the FCC has adopted number pooling rules that govern how telephone numbers are allocated. Number pooling is mandatory inside the wireline rate centers where we have drawn numbers and that are located in counties included in the top 100 metropolitan statistical areas, or MSAs, as defined by FCC rules. We have implemented number pooling and support pooled number roaming in all of our markets which are included in the top 100 MSAs. The FCC also has authorized states to start limited numbering administration to supplement federal requirements and some of the states where we provide service have been authorized by the FCC to start limiting numbering administration.
     In addition, the FCC has ordered all telecommunications carriers, including CMRS carriers, to provide telephone number portability enabling subscribers to keep their telephone numbers when they change telecommunications carriers, whether wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under these local number portability rules, a CMRS carrier located in one of the top 100 MSAs must have the technology in place to allow its customers to keep their telephone numbers when they switch to a new carrier. Outside of the top 100 MSAs, CMRS carriers receiving a request to allow end users to keep their telephone numbers must be capable of doing so within six months of the request or within six months of November 24, 2003, whichever is later. In addition, all CMRS carriers are required to support nationwide roaming for customers retaining their numbers. We currently support number portability in all of our markets.
     FCC rules provide that all local exchange carriers must, upon request, enter into mutual or reciprocal compensation arrangements with CMRS carriers for the exchange of local traffic, under which each carrier compensates the other for terminated local traffic originating on the compensating carrier’s network. Local traffic is defined for purposes of the reciprocal compensation arrangement between local exchange carriers and CMRS carriers as intra-MTA traffic, and thus the FCC’s reciprocal compensation rules apply to any local traffic originated by a CMRS carrier and terminated by a local exchange carrier within the same MTA and vice versa, even if such traffic is interexchange. While these rules provide that local exchange carriers may not charge CMRS carriers for facilities used by CMRS carriers to terminate local exchange carriers’ traffic, local exchange carriers may charge CMRS carriers for facilities used to transport and terminate CMRS traffic and for facilities used for transit purposes to carry CMRS carrier traffic to a third carrier. FCC rules also provide that, on the CMRS carrier’s request, incumbent local exchange carriers must exchange local traffic with CMRS carriers at rates based on the FCC’s costing rules; rates are set by state public utility commissions applying the FCC’s rules. The rules governing CMRS interconnection are under review by the FCC in a rulemaking proceeding, and we cannot be certain whether or not there will be material changes in the applicable rules, and if there are changes, whether they will be beneficial or detrimental to us.
     Before 2005, some local exchange carriers claimed a right by filing a state tariff to impose unilateral charges on CMRS carriers for the termination of CMRS carriers’ traffic on the local exchange carrier’s network, often at above-cost rates. In 2005, the FCC issued a Report and Order holding that, on a going forward basis, no local exchange carrier was permitted to unilaterally impose tariffed rates for the termination of a CMRS carrier’s traffic. This Report and Order imposed on CMRS carriers an obligation to engage in voluntary negotiation and arbitration with incumbent local exchange carriers similar to those imposed on the incumbent local exchange carriers pursuant to Section 252 of the Communications Act. Further, the FCC found that its prior rules did not preclude incumbent local exchange carriers from imposing unilateral charges pursuant to tariff for the period prior to the effective date of the Report and Order. Finally, the Report and Order found that, once an incumbent local exchange carrier requested negotiation of an interconnection arrangement, both carriers are obligated to begin paying the FCC’s default rates for all traffic exchanged after the request for negotiation. Several CMRS carriers and incumbent local exchange carriers have appealed the Report and Order and we have sought clarification on certain aspects of the Report and Order. In the meantime, a number of local exchange carriers and incumbent local exchange carriers have demanded that we pay bills for traffic exchanged in the past and we are evaluating those demands. We may pay some portion of these amounts, which may be material. Also, a number of local exchange carriers have requested that we enter into negotiations for interconnection agreements and, as a result of such negotiations, we may be obligated to pay amounts to settle prior claims and on a going forward basis, and such amounts may be material. Also, other local exchange companies have threatened to sue us if agreements governing termination compensation are not reached. We generally have been successful in negotiating arrangements with carriers with whom we exchange traffic; however, our business could be adversely affected if the rates some carriers charge us for terminating our customers’ traffic ultimately prove to be higher than anticipated. In one case, a complaint has been filed by a CLEC against us before the FCC claiming a right to terminating compensation payments on a going forward basis and going backward basis at a rate that we consider to be excessive. We are vigorously defending against the complaint, but cannot predict the outcome at this time. An adverse outcome could be material.
     The FCC has adopted rules requiring interstate communications carriers, including CMRS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses communications carriers providing basic communications services to users receiving services at subsidized rates. We have made these FCC-required payments. The FCC recently started a rulemaking proceeding to solicit public comment on ways of reforming both how it assesses carrier USF contributions and how carriers may recover their costs from customers and some of the proposals may cause the amount of USF contributions required from us and our customer to increase. Effective April 1, 2003, the FCC prospectively forbade carriers from recovering administrative costs related to administering the required universal service assessments from customers as USF charges. The FCC’s rules require carriers’ USF recovery charges to customers not exceed the assessment rate the carrier pays times the proportion of interstate telecommunications revenue on the bill. We are currently in compliance with these requirements.
     Wireless broadband carriers may be designated as Eligible Telecommunications Carriers, or ETCs, and may receive universal service support for providing service to customers using wireless service in high cost areas. Other wireless broadband carriers operating in states where we operate have obtained or applied for ETC status. Such other carriers’ receipt of universal service support funds may affect our competitive status in a particular market by allowing our competitors to offer service at a lower rate. We may decide in the future to apply for this designation in certain qualifying high cost areas where we provide wireless services. If we are approved, these payments would be an additional revenue source that we could use to support the services we provide in high cost areas.
     CMRS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules requiring unblocked access through carrier identification codes or 800/888 numbers to long distance carriers so CMRS customers are not denied access to their chosen long distance carrier, if the FCC determines the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.
     FCC rules also impose restrictions on a telecommunications carrier’s use of customer proprietary network information, or CPNI, without prior customer approval, including restrictions on the use of information related to a customer’s location. The FCC recently began an investigation into whether CMRS carriers are properly protecting the CPNI of their customers against unauthorized disclosure to third parties. In February 2006, the FCC requested that all CMRS carriers provide a certificate from an officer of the CMRS carrier based on personal knowledge that the CMRS carrier was in compliance with all CPNI rules. We have provided such a certificate. The FCC also has proposed substantial fines on certain wireless carriers for their failure to comply with the FCC’s CPNI rules. We believe that our current practices are consistent with existing FCC rules on CPNI, and do not foresee new costs or limitations on our existing practices as a result of the current FCC rules in that area. However, in February 2006, the FCC also adopted a notice of proposed rulemaking seeking comment on a variety of issues related to customer privacy, including what additional security measures may be warranted to protect a customer’s CPNI. Congress and state legislators also are in the process of enacting legislation which addresses the use and protection of CPNI which may impact our obligations. For example, Congress recently enacted the Telephone Records and Privacy Protection

Act of 2006, which imposes criminal penalties upon persons who purchase without a customer’s consent, or use fraud to gain unauthorized access to, telephone records. The FCC’s proposed rules, if adopted or modified, and the recent and pending legislation (if enacted) may require us to change how we protect our customer’s CPNI and could require us to incur additional costs or change our business practices or processes, which costs and changes may be material.
     Telecommunications carriers are required to make their services accessible to persons with disabilities. These FCC rules generally require service providers to offer equipment and services accessible to and usable by persons with disabilities, if readily achievable, and to comply with FCC-mandated complaint/grievance procedures. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While these rules principally focus on the manufacturer of the equipment, we could have costly new requirements imposed on us and, if we were found to have violated the rules, be subject to fines, which fines could be material. As a related matter, on July 10, 2003, the FCC issued an order requiring digital wireless phone manufacturers and wireless service providers (including us) to take steps ensuring the availability of hearing aid compatible digital wireless phones. Specifically, the FCC mandated that non-Tier 1 CMRS carriers, such as us, are required under the FCC’s current rules to offer to its customers at least two wireless digital phones for each air interface used by it that meet the FCC hearing aid-compatibility requirements. We currently are in compliance with these requirements. By February 18, 2008, half of the digital wireless handsets that we offer for each air interface must meet the FCC’s hearing aid-compatibility requirements. Since there has been consolidation in the digital wireless handset manufacturers industry, we may have difficulty securing the necessary handsets in order to meet the FCC’s requirements. In addition, since we are required to offer these hearing aid-compatible wireless phones for each air interface we provide, this requirement may limit our ability to offer services using new air interfaces other than CDMA 1XRTT, may limit the number of handsets we can offer, or may increase the costs of handsets for those new air interfaces. Further, to the extent that the costs of such handsets are more than non-hearing aid-compatible digital wireless handsets, it may decrease demand for our services, decrease the number of wireless phones we can offer to our customers, or increase our selling costs if we choose to subsidize the cost of the hearing aid-compatible handsets.
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
     Antenna structures used by us and other wireless providers are subject to FCC rules implementing the National Environmental Policy Act and the National Historic Preservation Act. Under these rules, construction cannot begin on any structure that may significantly affect the human environment or that may affect historic properties until the wireless provider has filed an environmental assessment with and obtained approval from the FCC. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC determines that additional information is required or if community opposition arises. In addition, several environmental groups have unsuccessfully requested changes to the FCC’s environmental processing rules, challenged specific environmental assessments as failing statutory requirements and sought to have the FCC conduct a comprehensive assessment of antenna tower construction environmental effects. The FCC also is considering the impact that communications facilities, including wireless towers and antennas, may have on migratory birds. In August of 2003, the FCC initiated a rulemaking proceeding seeking information on whether rule changes should be adopted to reduce the risk of migratory bird collisions with commercial towers. The FCC released a Notice of Proposed Rulemaking in this proceeding on November 7, 2006, in which the FCC tentatively concludes that medium-intensity white strobe lights should be considered the preferred system in place of red obstruction lighting systems to the maximum extent possible without compromising safety. The FCC also seeks comments on the possible adoption of various other measures that might serve to mitigate the impact of communications towers on migratory birds. In the meantime, there are a variety of federal and state court actions in which citizen and environmental groups have sought to deny tower approvals based upon potential adverse impacts to migratory birds.

Although we use antenna structures that are owned and maintained by third parties, the results of these FCC and court proceedings could have an impact on our efforts to secure access to particular towers, or the costs of access.
     The location and construction of PCS antennas, base stations and towers also are subject to FCC and Federal Aviation Administration regulations, federal, state and local environmental regulation, and state and local zoning, land use and other regulation. Before we can put a system into commercial operation, we, or the tower owner in the case of leased sites, must obtain all necessary zoning and building permit approvals for the cell site and microwave tower locations. The time needed to obtain necessary zoning approvals and state permits varies from market to market and state to state and, in some cases, may materially delay our ability to provide service. Variations also exist in local zoning processes. Further, certain municipalities impose severe restrictions and limitations on the placement of wireless facilities which may impede our ability to provide service in that area. In 2002, the Board of Supervisors for the City and County of San Francisco, or the City of San Francisco, denied certain applications to construct three sites in the City of San Francisco. The City of San Francisco claimed that additional facilities were not necessary because adequate services are available from other wireless carriers. In July 2002, we filed suit against the City of San Francisco and its Board of Supervisors based on their denial of our applications. The trial was conducted in late March 2006 and early April 2006. In June 2006, the court found in favor of the City of San Francisco and denied our applications. The court clarified that a gap in coverage existed, but that we had not used the least restrictive means to provide service in the area. None of the parties to the proceeding have appealed and the time to bring an appeal has expired. A failure or inability to obtain necessary zoning approvals or state permits, or to satisfy environmental rules may make construction impossible or infeasible on a particular site, might adversely affect our network design, increase our network design costs, require us to use more costly alternative technologies, such as distributed antenna systems, reduce the service provided to our customers, and affect our ability to attract and retain customers.
     In 2004, the FCC initiated a proceeding to update and modernize its systems for distributing emergency broadcast alerts. Television stations, radio broadcasters and cable systems currently are required to maintain emergency broadcast equipment capable of retransmitting emergency messages received from a federal agency. As part of its attempts to modernize the emergency alert system, the FCC in its proceeding is addressing the feasibility of requiring wireless providers, such as us, to distribute emergency information through wireless networks. Unlike broadcast and cable networks, however, our infrastructure and protocols — like those of all other similarly-situated wireless broadband CMRS carriers — are optimized for the delivery of individual messages on a point-to-point basis, and not for delivery of messages on a point-to-multipoint basis, such as all subscribers within a defined geographic area. While multiple proposals have been discussed in the FCC proceeding, including limited proposals to use existing short messaging service capabilities on a short-term basis, the FCC has not yet ruled and therefore we are not able to assess the short- and long-term costs of meeting any future FCC requirements to provide emergency and alert service, should the FCC adopt such requirements. Adoption of such requirements, however, could require new components within our network and transmission infrastructure and also require consumers to purchase new handsets. Congress recently passed the Warning, Alert, and Response Network Act as part of the Security and Accountability For Every Port Act of 2006. In this Act, which was recently signed into law, Congress provided for the establishment, within 60 days of enactment, of an advisory committee to provide recommendations to the FCC regarding technical standards and protocols under which electing commercial mobile radio service, or CMRS, providers may offer subscribers the capability of receiving emergency alerts. The FCC is required to complete a proceeding to adopt relevant technical standards, protocols, procedures, and other technical requirements based on the recommendations of such Advisory Committee necessary to enable alerting capability for CMRS providers that voluntarily elect to transmit emergency alert. Under the Act, a CMRS carrier can elect not to participate in providing such alerting capability. If a CMRS carrier elects to participate, the carrier may not charge separately for the alerting capability and the CMRS carrier’s liability related to, or any harm resulting from, the transmission of, or failure to transmit, an emergency alert is limited. The FCC is obligated to complete its rulemaking implementing such rules within a relatively short period of time after receiving the recommendations from the advisory committee. Until the FCC promulgates rules, we do not know if they will adopt such requirements, and if it does, what their impact will be on our infrastructure and service.
     The FCC historically has required that CMRS providers permit customers of other carriers to roam “manually” on their networks, for example, by supplying a credit card number, provided that the roaming customer’s handset is technically capable of accessing the roamed-on network. The FCC recently initiated a notice of proposed rulemaking seeking comments on whether automatic roaming services are considered common carrier services, whether CMRS carriers have an obligation to offer automatic roaming services to other carriers, whether carriers have an obligation to provide non-voice roaming services, and what rates a carrier may charge for roaming services. The FCC previously initiated roaming proceedings on similar issues but failed to resolve these issues. Roaming rights are important to us because we have a limited service area and must rely on other carriers in order to offer roaming outside our existing service areas. We have commented in this proceeding in support of an FCC rule requiring carriers to honor requests for automatic roaming at reasonable, non-discriminatory rates. However, we cannot predict the likely outcome of this proceeding or the likely timing of an FCC ruling. If the FCC decides not to require automatic roaming at reasonable non-discriminatory rates, or limits roaming to voice services only, we may have difficulty attracting and retaining certain groups of customers which could have an adverse impact on our business.
     In September of 2004, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking and adopted several measures designed to increase carrier flexibility, reduce regulatory costs and to promote access to capital and spectrum for entities seeking to provide or improve wireless service to rural areas, including the relaxation of the FCC rule that prohibited a carrier from having any interest in both the Block A and Block B cellular licenses in a common market. These rule changes create potential opportunities for us if we seek to extend our service to rural markets, but also could benefit our competitors.
     On November 20, 2006, the Copyright Office of the Library of Congress, or the Copyright Office, released the final rules in its triennial review of the exemptions to the prohibition on circumvention of copyright protection systems for access control technologies, or Triennial Review, contained in the Digital Millennium Copyright Act, or DMCA. In 1998, Congress enacted the DMCA, which among other things amended the United States Copyright Act to add a section prohibiting the circumvention of technological measures employed to protect a copyrighted work, or access control. In addition, the Copyright Office has the authority to exempt certain activities which otherwise might be prohibited by that section for a period of three years when users are (or in the next three years are likely to be) adversely affected by the prohibition in their ability to make noninfringing uses of a class of copyrighted work. Many carriers, including us, routinely place software locks on their wireless handsets which prevent a customer from using a wireless handset sold by one carrier on another carrier’s system. In its Triennial Review, the Copyright Office determined that these software locks on wireless handsets are access controls which adversely affect the ability of consumers to make noninfringing use of the software on their wireless handsets. As a result, the Copyright Office found that a person could circumvent such software locks and other firmware that enable wireless handsets to connect to a wireless telephone network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. A wireless carrier has filed suit in the United States District Court in Florida to reverse the Copyright Office’s decision. This exemption is effective from November 27, 2006 through October 27, 2009 unless extended by the Copyright Office.
     This ruling, if upheld, could allow customers to use their wireless handsets on the networks of other carriers. Since many of our competitors generally subsidize their wireless handsets substantially more than we do, customers of our competitors may find it attractive to bring their phones to us for activation. This may result in us experiencing lower costs to add customers. This ruling may also allow our customers who are dissatisfied with our service to utilize the services of our competitors without having to purchase a new wireless handset. The ability of our customers to leave our service and use their wireless handsets to receive a competitor’s service may have an adverse material impact on our business. In addition, since our subsidy for handsets to our distribution partners is incurred in advance, we may experience higher distribution costs resulting from wireless handsets not being activated or maintained on our network, which costs may be material.
     In a February 20, 2007, filing, a provider of VoIP services asked the FCC to issue a declaratory ruling that would give wireless customers the right to utilize any device of their choice to access a wireless network as long as the devise did not cause interference or network degradation. This so-called “Carterfone Rule” is opposed by many wireless companies and the principal wireless industry association, but may be considered by the FCC. The proponent also requested that the FCC initiate proceedings to determine whether the practices of wireless carriers comport with the Carterfone Rule.
     On March 23, 2007, the FCC released a declaratory ruling finding that wireless broadband Internet access service is an information service under the Communications Act of 1934, as amended, or the Communications Act. In addition, the FCC found that the transmission component of wireless broadband Internet access service is telecommunications and that the offering of a telecommunications transmission component as part of a functionally integrated Internet access service offering is not a telecommunications service under the Communications Act. Further, the FCC found that mobile wireless broadband Internet access service is not a “commercial mobile service” under Section 332 of the Act. Finally, the FCC defined broadband Internet access for this purpose as service at speeds in excess of 200 kbps in at least one direction. This ruling eliminates any common carrier obligations with respect to the provision of mobile wireless broadband Internet access services and could have a material impact on our ability to negotiate roaming agreements with other wireless carriers which include the provision of mobile wireless broadband Internet access services while roaming on the other carrier’s network. In addition, this ruling could allow our competitors and us greater flexibility in the pricing and terms and conditions of this service.
State, Local and Other Regulation
     The Communications Act preempts state or local regulation of market entry or rates charged by any CMRS provider. As a result, we are free to establish rates and offer new products and services with minimum state regulation. However, states may continue regulating “other terms and conditions” of wireless service, and certain states where we operate maintain additional oversight jurisdiction, primarily focusing upon consumer protection issues and resolution of customer complaints. In addition, several state authorities have initiated actions or investigations of various wireless carrier practices. The outcome of these proceedings is uncertain and could require us to change our marketing practices, ultimately increasing state regulatory authority over the wireless industry. State and local governments also may manage public rights of way and can require fair and reasonable compensation from telecommunications carriers, including CMRS providers, for the use of such rights of any, so long as the government publicly discloses such compensation.
     A dispute exists between the FCC and certain state public utility commission advocates as to whether the FCC’s preemptive rights over rates allows the FCC to prevent states from prohibiting the use of separate line items on wireless bills for charges that are not mandated by federal, state or local law. The FCC ruled in 2005 that states were preempted from requiring or prohibiting the use of non-misleading line items on wireless bills. In 2006, the United States Court of Appeals for the Eleventh Circuit vacated the FCC decision. A similar case is currently pending before the United States Court of Appeals for the Ninth Circuit. Several parties have announced an intention to seek review of the issues in the U.S. Supreme Court. The outcome of these cases, which we are unable to predict at this time, could affect the extent to which our CMRS services are subject to state regulations that may cause us to incur additional costs.
     The California Public Utilities Commission, or CPUC, in early 2006 adopted consumer protection rules replacing an earlier consumer bill of rights. The new consumer bill of rights applies to “telecommunications services” subject to the CPUC’s jurisdiction — they do not replace and only supplement existing requirements that carriers have under federal and state law, tariffs, other orders and decisions of the FCC or the CPUC, and FCC requirements. The consumer bill of rights establishes seven rights (freedom of choice, disclosure, privacy, public participation and enforcement, accurate bills and dispute resolution, nondiscrimination, and public safety) and also includes rules on CPUC staff requests for information; worker identification; E-911 access; slamming rules (e.g., change of a subscriber’s telecommunications service without authorization) with some modifications to existing slamming rules; and new cramming rules (e.g., placement of unauthorized charges on a telecommunications bill) that apply to all charges on a telephone bill (and eliminates the interim opt-in rules for non-communications relating services). The cramming rules generally reiterate requirements that already exist under the law with some additions. The consumer bill of rights does not create a private right of action or liability that would not exist absent the rules. We have reviewed the consumer bill of rights and believe that we are in compliance.
     We cannot give any assurance that the consumer bill of rights will not cause us to spend additional funds or complicate our marketing and sales programs which may have a material adverse impact on our operations in California. We cannot assure you that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.
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

Item 1A. Risk Factors
Risks Related to Our Business
Our business strategy may not succeed in the long term.
     A major element of our business strategy is to offer consumers a service that allows them to make unlimited local calls and, depending on the service plan selected, long distance calls, from within our service area and to receive unlimited calls from any area for a flat monthly rate without entering into a long-term service contract. This is a relatively new approach to marketing wireless services and it may not prove to be successful in the long term or deployable in geographic areas we have acquired but not launched or geographic areas we may acquire in the future. Some companies that have offered this type of service in the past have not been successful. From time to time, we evaluate our service offerings and the demands of our target customers and may amend, change, discontinue or adjust our service offerings or trial new service offerings as a result. These service offerings may not be successful or prove to be profitable.
We have limited operating history and have launched service in a limited number of metropolitan areas. Accordingly, our performance to date may not be indicative of our future results or our performance in future markets we launch.
     We began offering service in the first quarter of 2002, and we had no revenues before that time. Consequently, we have a limited operating and financial history upon which to evaluate our financial performance, business plan execution and ability to succeed in the future. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies competing in rapidly evolving and highly competitive markets. If we are unable to execute our plans and grow our business, our financial results will be adversely affected. Our business strategy involves expanding into new geographic areas beyond our Core Markets and these geographic areas may present competitive challenges different from those encountered in our Core Markets. Our financial performance in new geographic areas, including our Expansion Markets and Auction 66 Markets, may not be as positive as our Core Markets.
We face intense competition from other wireless and wireline communications providers, and potential new entrants, which could adversely affect our operating results and hinder our ability to grow.
     We compete directly in each of our markets with (i) other facilities-based wireless providers, such as Verizon Wireless, Cingular Wireless, Sprint Nextel, and T-Mobile and their prepaid affiliates or brands, (ii) non- facilities based mobile virtual network operators, or MVNOs, such as Virgin Mobile USA and Amp’d Mobile, (iii) incumbent local exchange carriers, such as AT&T and Verizon, as a mobile alternative to traditional landline service and (iv) competitive local exchange carriers or Voice-Over-Internet-Protocol, or VoIP, service providers, such as Vonage, Time Warner, Comcast, McLeod USA, Clearwire and XO Communications, as a mobile alternative to wired service. We also may face competition from providers of an emerging technology known as Worldwide Interoperability for Microwave Access, or WiMax, which is capable of supporting wireless transmissions suitable for mobility applications. Also, certain mobile satellite providers recently have received authority to offer ancillary terrestrial service and a coalition of companies which includes DIRECTV Group, EchoStar, Google, Inc., Intel Corp. and Yahoo! has indicated its desire to establish next generation wireless networks and technologies in the 700 MHz band. In addition, VoIP service providers have indicated that they may offer wireless services over a Wi-Fi/Cellular network to complete directly with us for the provisioning of wireless services. Many major cable television service providers, including Comcast, Time Warner Cable, Cox Communications and Bright House Networks, also have indicated their intention to offer suites of service, including wireless service, often referred to as the “Quadruple Play,” and are actively pursuing the acquisition of spectrum or leasing access to spectrum to implement those plans. These cable companies formed a joint venture along with Sprint Nextel called SpectrumCo LLC, or SpectrumCo, which bid on and acquired 20 MHz of advanced wireless service, or AWS, spectrum in a number of major metropolitan areas throughout the United States, including all of the major metropolitan areas which comprise our Core, Expansion and Auction 66 Markets. Many of our current and prospective competitors are, or are affiliated with, major companies that have substantially greater financial, technical, personnel and marketing resources than we have (including spectrum holdings, brands and intellectual property) and larger market share than we have, which may affect our ability to compete successfully. These competitors often have greater name and brand recognition and established relationships with a larger base of current and potential customers and, accordingly, we may not be able to compete successfully. In some markets, we also compete with local or regional carriers, such as

Leap Wireless International, or Leap Wireless, and Sure West Wireless, some of whom have or may develop fixed-rate unlimited service plans similar to ours.
     Sprint Nextel recently announced that it will offer an unlimited local calling plan under its Boost brand in certain of the geographic areas in which we offer service. In response, in certain of our markets we have added additional features to our existing service plans. Currently, in our San Francisco, Sacramento, and Dallas/Ft. Worth metropolitan areas we have added to the $35 service plan unlimited long distance in the continental United States, to the $40 service plan unlimited short message and multimedia message services, and to the $45 service plan unlimited mobile Internet browsing and international short message service. The Sprint Nextel calling plans may increase our churn and decrease demand for our services in those metropolitan areas where they offer their unlimited local calling plan. In addition, as a result of the changes in our service plans, we may experience lower revenues, lower ARPU and lower Adjusted EBITDA in the affected metropolitan areas. If Sprint Nextel expands its unlimited local calling plan into other metropolitan areas or if other carriers institute similar service plans, we may make similar changes to our service plans in our other metropolitan areas, add additional features or services to our existing service plans, or make other changes to our service plans, all of which could have a material adverse impact on our future financial results.
     We expect that increased competition will result in more competitive pricing, slower growth and increased churn of our customer base. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. The competitive pressures of the wireless telecommunications industry have caused, and may continue to cause, other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly lower prices and rate plans with unlimited nights and weekends. These competitive plans could adversely affect our ability to maintain our pricing and market penetration and maintain and grow our customer base.
We may face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do.
     Certain new entrants with significant financial resources participated in Auction 66 and were designated as the high bidder on spectrum rights in geographic areas served by us. For example, SpectrumCo acquired 20 MHz of spectrum in all of the metropolitan areas which comprise our Core, Expansion and Auction 66 Markets. In addition, Leap Wireless offers fixed-rate unlimited service plans similar to ours and acquired spectrum which overlaps some of the metropolitan areas we serve or plan to serve. These licenses could be used to provide services directly competitive with our services.
     The auction and licensing of new spectrum, including the spectrum recently auctioned by the FCC in Auction 66, may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not technologically or cost effectively be able to offer with the licenses we hold or to which we have access. The FCC has already designated an additional 60 MHz of spectrum in the 700 MHz band which may be used to offer services competitive with the services we offer or plan to offer. Furthermore, the FCC may pursue policies designed to make available additional spectrum for the provision of wireless services in each of our metropolitan areas, which may increase the number of wireless competitors and enhance the ability of our wireless competitors to offer additional plans and services that we may be unable to successfully compete against.
Some of our competitors have technological or operating capabilities that we may not be able to successfully compete with in our existing markets or any new markets we may launch.
     Some of the carriers we compete against provide wireless services using cellular frequencies in the 800 MHz band. These frequencies enjoy propagation advantages over the PCS frequencies we use, which may cause us to have to spend more capital than our competitors in certain areas to cover the same area. In addition, the FCC plans to auction additional spectrum in the 700 MHz band which will have similar characteristics to the 800 MHz cellular frequencies. Many of the wireless carriers against whom we compete have service area footprints substantially larger than our footprint. In addition, certain of our competitors are able to offer their customers roaming services over larger geographic areas and at rates lower than the rates we can offer. Our ability to replicate these roaming service offerings at rates which will make us, or allow us to be, competitive is uncertain at this time.

     Certain carriers we compete against, or may compete against in the future, are multi-faceted telecommunications service providers which, in addition to providing wireless services, are affiliated with companies that provide local wireline, long distance, satellite television, Internet, media, content, cable television and/or other services. These carriers are capable of bundling their wireless services with other telecommunications services and other services in a package of services that we may not be able to duplicate at competitive prices.
     We also compete with companies that use other communications technologies, including paging and digital two-way paging, enhanced specialized mobile radio and domestic and global mobile satellite service. These technologies may have certain advantages over the technology we use and may ultimately be more attractive to our existing and potential customers. We may compete in the future with companies that offer new technologies and market other services that we do not offer or may not be able to offer. Some of our competitors do or may offer these other services together with their wireless communications service, which may make their services more attractive to customers. Energy companies and utility companies are also expanding their services to offer communications services.
     In addition, we compete with companies that take advantage of the unlicensed spectrum that the FCC is increasingly allocating for use. Certain technical standards are being prepared, including Worldwide Interoperability for Microwave Access, or WiMax, which may allow carriers to offer services competitive with ours in the unlicensed spectrum. The users of this unlicensed spectrum do not have the exclusive use of licensed spectrum, but they also are not subject to the same regulatory requirements that we are and, therefore, may have certain advantages over us.
We may face increased competition from other fixed rate unlimited plan competitors in our existing and new markets.
     We currently overlap with Leap Wireless and Sure West Wireless, who are fixed-rate unlimited service plan wireless carriers providing service in the Sacramento, Modesto and Merced, California basic trading areas. In Auction 66, the FCC auctioned 90 MHz of spectrum in each geographic area of the United States including the areas in which we currently hold or have access to licenses. Leap Wireless also acquired licenses in or has been announced as the high bidder in Auction 66 in some of the same geographic areas in which we currently hold or have access to licenses or in which we were granted licenses as a result of Auction 66. In addition to Leap Wireless, other licensees who have PCS spectrum or acquired spectrum in Auction 66 also may decide to offer fixed-rate unlimited wireless service offerings. In addition, Sprint Nextel recently announced that it is launching an unlimited local calling plan under its Boost brand in certain of the markets in which we offer service. Other national wireless carriers may also decide in the future to offer fixed-rate unlimited wireless service offerings. In addition, we may not be able to launch fixed-rate unlimited service plans ahead of our competition in our new markets. As a result, we may experience lower growth in such areas, may experience higher churn, may change our service plans in affected markets and may incur higher costs to acquire customers, which may materially and adversely affect our financial performance in the future.
A patent infringement suit has been filed against us by Leap Wireless which could have a material adverse effect on our business or results of operations.
     On June 14, 2006, Leap Wireless and Cricket Communications, Inc., or collectively Leap, filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ’497 Patent, issued to Leap. The complaint seeks both injunctive relief and monetary damages for our alleged infringement of such patent.
     If Leap is successful in its claim for injunctive relief, we could be enjoined from operating our business in the manner we operate currently, which could require us to redesign our current networks, to expend additional capital to change certain of our technologies and operating practices, or could prevent us from offering some or all of our services using some or all of our existing systems. In addition, if Leap is successful in its claim for monetary damage, we could be forced to pay Leap substantial damages for past infringement and/or ongoing royalties on a portion of our revenues, which could materially adversely impact our financial performance. If Leap prevails in its action, it could have a material adverse effect on our business, financial condition and results of operations. Moreover, the actions may consume valuable management time, may be very costly to defend and may distract management attention away from our business.

The Department of Justice has informally stated that it would carefully scrutinize any statement by us in support of any future efforts by us to acquire divestiture assets and as a result we may have difficulty acquiring spectrum in the future.
     We acquired the PCS spectrum for the Dallas/Ft. Worth and Detroit Expansion Markets from Cingular Wireless as a result of a consent decree entered into between Cingular Wireless, AT&T Wireless and the United States Department of Justice, or the DOJ. When we acquired the spectrum, we had certain expectations which were communicated to the DOJ about how we would use the spectrum, including expectations about constructing a combined 1XRTT/EV-DO network on the spectrum capable of supporting data services. Although we have constructed a combined 1XRTT/EV-DO network in those markets, we expected to be able to support our services as demand increased by upgrading the networks to a EV-DO Revision A with VoIP when available. Based upon our discussions at the time with our network vendor, we anticipated that these upgrades would be available in 2006.
     As a result of a delay in the availability of EV-DO Revision A with VoIP, we contacted the DOJ in September 2006 to inform them that we had determined that it was necessary for us to redeploy the EV-DO network assets at certain cell sites in those markets to 1XRTT in order to serve our existing customers. The DOJ responded with an informal letter, which the Company received in November 2006, expressing concern over our use of the spectrum and requesting certain information regarding our construction of our network facilities in these markets, our use of EV-DO, and the services we are providing in the Dallas/Ft. Worth and Detroit Expansion Markets. We have responded to the initial DOJ request and subsequent follow-up requests. On March 23, 2007, the DOJ sent us a letter in which they did not request any further information from us but stated that the DOJ would carefully scrutinize any statement by us in support of any future efforts by us to acquire divestiture assets. This may make it more difficult for us to acquire any spectrum in the future which may be available as a result of a divesture required by the DOJ. This also does not preclude the DOJ from taking any further action against the Company. We cannot predict at this time whether the DOJ will pursue this matter any further and, if they do, what actions they may take or what the outcome may be.
If we experience a higher rate of customer turnover than we have forecasted, our costs could increase and our revenues could decline, which would reduce our profits.
     Our average monthly rate of customer turnover, or churn, for the year ended December 31, 2006 was approximately 4.6%. A higher rate of churn could reduce our revenues and increase our marketing costs to attract the replacement customers required to sustain our business plan, which could reduce our profit margin. In addition, we may not be able to replace customers who leave our service profitably or at all. Our rate of customer churn may be affected by several factors, including the following:
•	network coverage;

•	reliability issues, such as dropped and blocked calls and network availability;

•	handset problems;

•	lack of competitive regional and nationwide roaming and the inability of our customers to cost effectively roam onto other wireless networks;

•	affordability;

•	supplier or vendor failures;

•	customer care concerns;

•	lack of early access to the newest handsets;

•	wireless number portability requirements that allow customers to keep their wireless phone number when switching between service providers;

•	our inability to offer bundled services or new services offered by our competitors; and

•	competitive offers by third parties.
     Unlike many of our competitors, we do not require our customers to enter into long-term service contracts. As a result, our customers have the ability to cancel their service at any time without penalty, and we therefore expect our churn rate to be higher than other wireless carriers. In addition, customers could elect to switch to another carrier that has service offerings based on newer network technology. We cannot assure you that our strategies to address customer churn will be successful. If we experience a high rate of wireless customer churn, seek to prevent significant customer churn, or fail to replace lost customers, our revenues could decline and our costs could increase which could have a material adverse effect on our business, financial condition and operating results.
We may not have access to all the funding necessary to build and operate our Auction 66 Markets.
     The proceeds from the sale of the senior notes and our borrowings under our senior secured credit facility did not include the funds necessary to construct, launch and operate our Auction 66 Markets. In addition to the proceeds from our initial public offering, we will need to generate significant excess free cash flow, which is defined as Adjusted EBITDA less capital expenditures, from our operations in our Core and Expansion Markets in order to construct and operate the Auction 66 Markets in the near term or at all. See “Management Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.” If we are unable to fund the build-out of our Auction 66 Markets with the proceeds from our initial public offering and excess internally generated cash flows, we may be forced to seek additional debt financing or delay our construction. The covenants under our senior secured credit facility and the indenture covering the notes may prevent us from incurring additional debt to fund the construction and operation of the Auction 66 Markets, or may prevent us from securing such funds on suitable terms or in accordance with our preferred construction timetable. Accordingly, we may be required to continue to pay interest on the secured debt and the senior notes for our Auction 66 Market licenses without the ability to generate any revenue from our Auction 66 Markets.
We may not achieve the customer penetration levels in our Core and Expansion Markets that we currently believe are possible with our business model.
     Our ability to achieve the customer penetration levels that we currently believe are possible with our business model in our Core and Expansion Markets is subject to a number of risks, including:
•	increased competition from existing competitors or new competitors;

•	higher than anticipated churn in our Core and Expansion Markets;

•	our inability to increase our network capacity in areas we currently cover and plan to cover in the Core and Expansion Markets to meet growing customer demand;

•	our inability to continue to offer products or services which prospective customers want;

•	our inability to increase the relevant coverage areas in our Core and Expansion Markets in areas that are important to our current and prospective customers;

•	changes in the demographics of our Core and Expansion Markets; and

•	adverse changes in the regulatory environment that may limit our ability to grow our customer base.
     If we are unable to achieve the aggregate levels of customer penetration that we currently believe are possible with our business model in our Core and Expansion Markets, our ability to continue to grow our customer base and revenues at the rates we currently expect may be limited. Any failure to achieve the penetration levels we currently believe are possible may have a material adverse impact on our future financial results and operations. Furthermore, any inability to increase our overall level of market penetration in our Core and Expansion Markets, as well as any inability to achieve similar customer penetration levels in other markets we launch in the future, could adversely impact the market price of our stock.

We may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights.
     Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us from time to time based on our general business operations, the equipment, software or services we use or provide, or the specific operation of our wireless networks. We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with an infringement claim. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties and we may not have any indemnification protection from our vendors for these claims. Further, we have been, and may be, subject to further claims that certain business processes we use may infringe the rights of third parties, and we may have no indemnification rights from any of our vendors or suppliers. Whether or not an infringement claim is valid or successful, it could adversely affect our business by diverting management’s attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), require us to pay royalties for prior periods, or requiring us to redesign our business operations, processes or systems to avoid claims of infringement. If a claim is found to be valid or if we cannot successfully negotiate a required royalty or license agreement, it could disrupt our business, prevent us from offering certain services and cause us to incur losses of customers or revenues, any or all of which could be material and could adversely affect our business, financial performance, operating results and the market price of our stock.
The wireless industry is experiencing rapid technological change, and we may lose customers if we fail to keep up with these changes.
     The wireless telecommunications industry is experiencing significant technological change. Our continued success will depend, in part, on our ability to anticipate or adapt to technological changes and to offer, on a timely basis, services that meet customer demands. We cannot assure you that we will obtain access to new technology on a timely basis, on satisfactory terms, or that we will have adequate spectrum to offer new services or implement new technologies. This could have a material adverse effect on our business, financial condition and operating results. For us to keep pace with these technological changes and remain competitive, we must continue to make significant capital expenditures to our networks and to acquire additional spectrum. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings and those offered by our competitors.
     The wireless telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:
•	rapid development and introduction of new technologies, products, and services, such as VoIP, push-to-talk services, or push-to-talk, location based services, such as global positioning satellite, or GPS, mapping technology and high speed data services, including streaming video, mobile gaming, video conferencing and other applications;

•	substantial regulatory change due to the continuing implementation of the Telecommunications Act of 1996, which amended the Communications Act, and included changes designed to stimulate competition for both local and long distance telecommunications services and continued allocation of spectrum for, and relaxation of existing rules to allow existing licensees to offer, wireless services competitive with our services;

•	increased competition within established metropolitan areas from current and new entrants that may provide competing or alternative services;

•	an increase in mergers and strategic alliances that allow one telecommunications provider greater access to capital or resources or to offer increased services, access to wider geographic territory, or attractive bundles of services; and

•	the blurring of traditional dividing lines between, and the bundling of, different services, such as local telephone, long distance, wireless, video, data and Internet services. For example, several carriers appear to be positioning themselves to offer a “quadruple play” of services which includes telephone service, Internet access, video service and wireless service.
     We expect competition to intensify as a result of new competitors, allocation of additional spectrum and relaxation of existing policies, and the development of new technologies, products and services. For instance, we currently do not offer certain of the high speed data applications offered by our competitors. In addition, push-to-talk has become popular as it allows subscribers to save time on dialing or connecting to a network and some of the companies that compete with us in our wireless markets offer push-to-talk. We do not offer our customers a push-to-talk service. As demand for this service continues to grow, and if we do not offer these technologies, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business. In addition, other service providers have announced plans to develop a WiFi or WiMax enabled handset. Such a handset would permit subscribers to communicate using voice and data services with their handset using VoIP technology in any area equipped with a wireless Internet connection, or hot spot, potentially allowing more carriers to offer larger bundles of minutes while retaining low prices and the ability to offer attractive roaming rates. The number of hot spots in the U.S. is growing rapidly, with some major cities and urban areas being covered entirely. The availability of VoIP or another alternative technology to our competitor’s subscribers could increase their ability to offer competing rate plans, which would have an adverse effect on our ability to attract and retain customers.
We and Royal Street may incur significant costs in our build-out and launch of new markets and we may incur operating losses in those markets for an undetermined period of time.
     We and Royal Street have invested and expect to continue to invest a significant amount of capital to build systems that will adequately cover our Expansion Markets, and we and Royal Street will incur operating losses in each of these markets for an undetermined period of time. We also anticipate having to spend and invest a significant amount of capital to build systems and operate networks in the Auction 66 Markets.
Our and Royal Street’s network capacities in our existing and new markets may be insufficient to meet customer demand or to offer new services that our competitors may be able to offer.
     We and Royal Street have licenses for only 10 MHz of spectrum in certain of our markets, which is significantly less than most of the wireless carriers with whom we and Royal Street compete. This limited spectrum may require Royal Street and us to secure more cell sites to provide equivalent service (including data services based on EV-DO technology), spend greater capital compared to Royal Street’s and our competitors, to deploy more expensive network equipment, such as six-sector antennas and EV-DO Revision A with VoIP, sooner than our competitors, or make us more dependent on improvements in handsets, such as EVRC-B or 4G capable handsets. Royal Street’s and our limited spectrum may also limit Royal Street’s and our ability to support our growth plans without additional technology improvements and/or spectrum, and may make Royal Street and us more reliant on technology advances than our competitors. There is no guarantee we and Royal Street can secure adequate tower sites or additional spectrum, or that expected technology improvements will be available to support Royal Street’s and our business requirements or that the cost of such technology improvements will allow Royal Street and us to remain competitive with other carriers. Competitive carriers in these markets also may take steps prior to Royal Street and us launching service to try to attract Royal Street’s and our target customers. There also is no guarantee that the operations in the Royal Street metropolitan areas, which are based on a wholesale model, will be profitable or successful. Most national wireless carriers have greater spectrum capacity than we do that can be used to support third generation, or 3G, and fourth generation, or 4G, services. These national wireless carriers are currently investing substantial sums of capital to deploy the necessary capital equipment to deliver 3G enhanced services. We and Royal Street have access to less spectrum than certain major competitive carriers in most of our and Royal Street’s markets. Our limited spectrum may make it difficult for us and Royal Street to simultaneously support our voice services and 3G/4G services. In addition, we and Royal Street may have to invest additional capital and/or acquire additional spectrum to support the delivery of 3G/4G services. There is no guarantee that we or Royal Street will be able to provide 3G/4G services on existing licensed spectrum, or will have access to either the spectrum or capital, necessary to provide competitive 3G/4G services in our metropolitan areas, or that our vendors will provide the necessary equipment and software in a timely manner. Moreover, Royal Street’s and our deployment of 3G/4G services requires technology improvements which may not occur or may be too costly for Royal Street and us to compete.

We are dependent on certain network technology improvements which may not occur, or may be materially delayed.
     The adequacy of our spectrum to serve our customers in markets where we have access to only 10 MHz of spectrum is dependent upon certain recent and ongoing technology improvements, such as EV-DO Revision A with VoIP, 4G vocoders, and intelligent antennas. Further, there can be no assurance that (1) the additional technology improvements will be developed by our existing infrastructure provider, (2) such improvements will be delivered when needed, (3) the prices for such improvements will be cost-effective, or (4) the technology improvements will deliver our projected network efficiency improvements. If projected or anticipated technology improvements are not achieved, or are not achieved in the timeframes we need such improvements, we and Royal Street may not have adequate spectrum in certain metropolitan areas, which may limit our ability to grow our customer base, may inhibit our ability to achieve additional economies of scale, may limit our ability to offer new services offered by our competitors, may require us to spend considerably more capital and incur more operating expenses than our competitors with more spectrum, and may force us to purchase additional spectrum at a potentially material cost. If our network infrastructure vendor does not supply such improvements or materially delays the delivery of such improvements and other network equipment manufacturers are able to develop such technology, we may be at a material competitive disadvantage to our competitors and we may be required to change network infrastructure vendors, the cost of which could be material.
We may be unable to acquire additional spectrum in the future at a reasonable cost.
     Because we offer unlimited calling services for a fixed fee, our customers tend, on average, to use our services more than the customers of other wireless carriers. We believe that the average amount of use our customers generate may continue to rise. We intend to meet this demand by utilizing spectrum-efficient state-of-the-art technologies, such as six-sector cell site technology, EV-DO Revision A with VoIP, 4G vocoders and intelligent antennas. Nevertheless, in the future we may need to acquire additional spectrum in order to maintain our grade of service and to meet increasing customer demands. However, we cannot be sure that additional spectrum will be made available by the FCC for commercial uses on a timely basis or that we will be able to acquire additional spectrum at a reasonable cost. For example, there have been recent calls for reallocating spectrum previously slated for commercial mobile uses to public safety uses in order to enable first responders to establish an interoperable nationwide broadband network. If the additional spectrum is unavailable when needed or unavailable at a reasonable cost, we could lose customers or revenues, which could be material, and our ability to grow our customer base may be materially adversely affected.
Substantially all of our network infrastructure equipment is manufactured or provided by a single infrastructure vendor and any failure by that vendor could result in a material adverse effect on us.
     We have entered into a general purchase agreement with an initial term of three years, effective as of June 6, 2005, with Lucent Technologies, Inc., or Lucent, now known as Alcatel Lucent, as our network infrastructure supplier of PCS CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services. The agreement does not cover the spectrum we recently acquired in Auction 66. The agreement provides for both exclusive and non-exclusive pricing for PCS CDMA products and the agreement may be renewed at our option on an annual basis for three additional years after its initial three-year term concludes. Substantially all of our PCS network infrastructure equipment is manufactured or provided by Alcatel Lucent. A substantial portion of the equipment manufactured or provided by Alcatel Lucent is proprietary, which means that equipment and software from other manufacturers may not work with Alcatel Lucent’s equipment and software, or may require the expenditure of additional capital, which may be material. If Alcatel Lucent ceases to develop, or substantially delays development of, new products or support existing equipment and software, we may be required to spend significant amounts of money to replace such equipment and software, may not be able to offer new products or service, and may not be able to compete effectively in our markets. If we fail to continue purchasing our PCS CDMA products exclusively from Alcatel Lucent, we may have to pay certain liquidated damages based on the difference in prices between exclusive and non-exclusive prices, which may be material to us.
Our network infrastructure vendor has merged, which could have a material adverse effect on us.
     Lucent announced on April 2, 2006 that it had entered into a definitive merger agreement with Alcatel, and the shareholders of each company approved the merger. Alcatel and Lucent announced on November 30, 2006 the completion of the merger and the companies began doing business on December 1, 2006 as “Alcatel Lucent.” There can be no assurance that the combined entity will continue to produce and support the products and services that we currently purchase from Alcatel Lucent. In addition, the combined entity may delay or cease developing or supplying products or services necessary to our business. If Alcatel Lucent delays or ceases to produce products or services necessary to our business and we are unable to secure replacement products and services on reasonable terms and conditions, our business could be materially adversely affected.
Our network infrastructure vendor may change where it manufactures equipment necessary for our network which could have a material adverse effect on us.
     As a result of its ongoing operations, Alcatel Lucent may move the manufacturing of some of its products from its existing facilities in one country to another manufacturing facility located in another country and that process may accelerate with the completion of its merger. To the extent that products are manufactured outside the current facilities, we may experience delays in receiving products from Alcatel Lucent and the quality of the products we receive may suffer. These delays and quality problems could cause us to experience problems in increasing capacity of our existing systems, expanding our service areas, and the construction of new markets. If these delays or quality problems occur, they could have a material adverse effect on our ability to meet our business plan and our business operations and finances may be materially adversely affected.
No equipment or handsets are currently available for the AWS spectrum and such equipment or handsets may not be developed in a timely manner.
     The AWS spectrum requires modified or new equipment and handsets which are not currently available. We do not manufacture or develop our own equipment or handsets and are dependent on third party manufacturers to design, develop and manufacture such equipment. If equipment or handsets are not available when we need them, we may not be able to develop the Auction 66 Markets. We may, therefore, be forced to pay interest on our indebtedness which we used to fund the purchase of the licenses in Auction 66, without realizing any revenues from our Auction 66 Markets.
If we are unable to manage our planned growth effectively, our costs could increase and our level of service could be adversely affected.
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
     We publicly acknowledged deficiencies in our financial reporting as early as August 2004, and controls and systems designed to address these deficiencies are not yet fully implemented. The costs of implementing these controls and systems will affect the near-term financial results of the business and the lack of these controls and systems may materially adversely affect our ability to access the capital markets.
     Our expected growth also will require stringent control of costs, diligent management of our network infrastructure and our growth, increased capital requirements, increased costs associated with marketing activities, the ability to attract and retain qualified management, technical and sales personnel and the training and management of new personnel. Our growth will challenge the capacity and abilities of existing employees and future employees at all levels of our business. Failure to successfully manage our expected growth and development could have a material adverse effect on our business, increase our costs and adversely affect our level of service. Additionally, the costs of acquiring new customers could adversely affect our near-term profitability.
We have identified material weaknesses in our internal control over financial reporting in the past. We will incur significant time and expense enhancing, documenting, testing and certifying our internal control over financial reporting and our business may be adversely affected if we have other material weaknesses or significant deficiencies in our internal control over financial reporting in the future.
     In connection with the preparation of our quarterly financial statements for the three months ended June 30, 2004, we determined that previously disclosed financial statements for the three months ended March 31, 2004 understated service revenues and net income. Additionally, in connection with their evaluation of our disclosure controls and procedures with respect to the filing in May 2006 of our Annual Report on Form 10-K for the year ended December 31, 2004, our chief executive officer and chief financial officer concluded that certain material weaknesses in our internal controls over financial reporting existed as of December 31, 2004. The material weaknesses related to deficiencies in our information technology and accounting control environments, insufficient “tone at the top,” deficiencies in our accounting for income taxes, and a lack of automation in our revenue reporting process. In connection with their review of our material weaknesses, our management and audit committee concluded that our previously reported consolidated financial statements for the years ended December 31, 2002 and 2003 should be restated to correct accounting errors resulting from these material weaknesses.
     We have identified, developed and implemented a number of measures to strengthen our internal control over financial reporting and address the material weaknesses that we identified in 2004. Although there were no reported material weaknesses in our internal controls over financial reporting as of December 31, 2006, our management did identify significant deficiencies relating to the accrual of equipment and services and the accounting for distributed antenna system agreements. There can be no assurance that we will not have significant deficiencies in the future or that such conditions will not rise to the level of a material weakness. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements or delays in the filing of our periodic reports required by the SEC. Any failure by us to timely file our periodic reports could result in a breach of the indenture covering the senior notes and our secured credit facility, potentially accelerating payment under both agreements. We may not have the ability to pay, or borrow any amounts necessary to pay, any accelerated payment due under the secured credit facility or the indenture covering the senior notes. We may also incur substantial costs and resources to rectify any internal control deficiencies.
     As a public company we will incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other SEC and exchange listing rules, will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, as a public company, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2007, to attest to our assessment of our internal control over financial reporting.
     During the course of our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC significant deficiencies or material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective, and would preclude our independent auditors from issuing an unqualified opinion that our internal control over financial reporting is effective. If we cannot produce reliable financial reports, we may be in breach of the indenture covering the senior notes and our secured credit facility, potentially accelerating payment under both agreements. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting it may negatively impact our business, results of operations and reputation.
Because we may have issued stock options and shares of common stock in violation of federal and state securities laws and some of our stockholders and option holders may have a right of rescission, we intend to make a rescission offer to certain holders of shares of our common stock and options to purchase shares of our common stock.
     Certain options to purchase our common stock granted since January 2004 and certain shares issued upon exercise of options granted during this period may not have been exempt from the registration and qualification requirements of the Securities Act of 1933 or under the securities laws of a few states. As of December 31, 2006, we granted to employees and former employees options to purchase approximately 2,148,000 shares of our common stock, of which approximately 1,959,000 options remain outstanding with a weighted average exercise price per option of $6.28. We issued these options and shares of common stock in reliance on Rule 701 under the Securities Act of 1933. However, we may not have been entitled to rely on Rule 701 because (1) during certain periods we exceeded certain thresholds in the rule and may not have delivered to our option holders the financial and other information required to be delivered by Rule 701; and (2) during certain periods in 2004 and 2006 we were subject to, or should have been subject to, the periodic reporting requirements under the Securities Exchange Act of 1934.

As a result, certain holders of options and shares acquired from us may have a right to require us to repurchase those securities if we are found to be in violation of federal or state securities laws.
     In order to address these issues, we intend to make a rescission offer to the holders of options to purchase approximately 1,959,000 shares of our common stock as soon as practicable after the completion of our initial public offering. We will be making this offer to approximately 525 of our current and former employees. If the rescission offer is accepted by all persons to whom it is made, we could be required to make aggregate payments of up to approximately $2.6 million. This amount reflects a purchase price equal to the price paid by the holder for each share of common stock that is the subject of the rescission offer and a purchase price equal to 20% of the aggregate exercise price for each option that is the subject of the rescission offer. It is possible that an option holder could argue that the purchase price for the options does not represent an adequate remedy for the issuance of the option in violation of applicable securities laws, and a court may find that we are required to pay a greater amount for the options.
     There can be no assurance that the SEC or state regulatory bodies will not take the position that any rescission offers should extend to all holders of options or stock acquired upon exercise of options granted during the relevant periods. The Securities Act of 1933 also does not provide that a rescission offer will extinguish a holder’s right to rescind the grant of an option or the issuance of shares that were not registered or exempt from the registration requirements under the Securities Act of 1933. Consequently, should any recipients of our rescission offer reject the offer, expressly or impliedly, we may remain liable under the Securities Act of 1933 for the purchase price of the options and shares that are subject to the rescission offer.
We failed to register our stock options under the Securities Exchange Act of 1934 and, as a result, we may face potential claims under federal and state securities laws.
     As of December 31, 2005, options granted under our 1995 option plan and our 2004 equity incentive plan were held by more than 500 holders. As a result, we were required to file a registration statement registering the stock options pursuant to Section 12(g) of the Securities Exchange Act of 1934 no later than April 30, 2006. We failed to file a registration statement within the required time period.
     If we had filed a registration statement pursuant to Section 12(g) as required, we would have become subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 upon the effectiveness of that registration statement. We have not filed any periodic reports, including quarterly reports on Form 10-Q and periodic reports on Form 8-K during the period since April 30, 2006, which is the latest date upon which we were required to file a registration statement.
     Our failure to file the periodic reports we would have been required to file had we registered our common stock pursuant to Section 12(g) could give rise to potential claims by present or former stockholders based on the theory that such holders were harmed by the absence of such public reports. In addition to any claims by present or former stockholders, we could be subject to administrative and/or civil actions by the SEC. If any such claim or action is asserted, we could incur significant expenses and divert management’s attention in defending them.
Our failure to timely file a registration statement under the Securities Exchange Act of 1934, may mean that we may not be able to timely meet our periodic reporting requirements as a public company.
     As a publicly-traded company, we are now required to file periodic reports with the SEC containing our financial statements within a specified period following the completion of quarterly and annual periods. In 2006, we failed to file a registration statement under the Securities Exchange Act of 1934 within the time period required by Section 12(g) of such act as a result of our failure to have in place procedures to inform us that we were required to file a registration statement. Our failure to timely file that registration statement may mean that we may not have all of the controls and procedures in place to ensure compliance with all of the rules and requirements applicable to public companies. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock.
A significant portion of our revenue is derived from geographic areas susceptible to natural and other disasters.
     Our markets in California, Texas and Florida contribute a substantial amount of revenue, operating cash flows, and net income to our operations. These same states, however, have a history of natural disasters which may adversely affect our operations in those states. The severity and frequency of certain of these natural disasters, such as hurricanes, are projected to increase over the next several years. In addition, the major metropolitan areas in which we operate, or plan to operate, could be the target of terrorist attacks. These events may cause our networks to cease operating for a substantial period of time while we reconstruct them and our competitors may be less affected by such natural disasters or terrorist attacks. If our networks cease operating for any substantial period of time, we may lose revenue and customers, and may have difficulty attracting new customers in the future, which could materially adversely affect our operations. Although we have business interruption insurance which we believe is adequate, we cannot provide any assurance that the insurance will cover all losses we may experience as a result of a natural disaster or terrorist attack or that the insurance carrier will be solvent.
Our substantial indebtedness could adversely affect our financial health.
     We have now, and will continue to have, a significant amount of debt. As of December 31, 2006, we had $2.6 billion of outstanding indebtedness under the senior secured credit facility and the senior notes. Our substantial amount of debt could have important material adverse consequences to us. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, limiting the availability of our cash flow to fund future capital expenditures for existing or new markets, working capital and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry;

•	limit our ability to purchase additional spectrum, develop new metropolitan areas in the future or fund growth in our metropolitan areas;

•	place us at a competitive disadvantage compared with competitors that have less debt; and

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.
     In addition, a substantial portion of our debt, including borrowings under our senior secured credit facility, bears interest at variable rates. Although we have entered into a transaction to hedge some of our interest rate risk, if market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have and may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk and any portions not subject to such agreements would have full exposure to higher interest rates. We estimate the interest expense and principal repayments on our debt for the 12 months ending December 31, 2007 to be approximately $228.1 million.
Despite current indebtedness levels, we will be able to incur substantially more debt. This could further exacerbate the risks associated with our leverage.
     We will be able to incur additional debt in the future despite our current level of indebtedness. The terms of the senior secured credit facility and the indenture governing the senior notes will allow us to incur substantial amounts of additional debt, subject to certain limitations. There are no restrictions on our or any of our future unrestricted subsidiaries’ ability to incur additional indebtedness. If new debt is added to our current debt levels, the related risks we could face would be magnified.
To service our debt, we will require a significant amount of cash, which may not be available to us.
     Our ability to make payments on, or repay or refinance, our debt and to fund planned capital expenditures and operating losses associated with the Expansion Markets and the Auction 66 Markets, will depend largely upon receipt of proceeds from our initial public offering and our future operating performance. Our future performance is subject to certain general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in our senior secured credit facility, the indenture covering the senior notes and our other debt agreements and other agreements we may enter into in the future. Specifically, we will need to maintain specified financial ratios and satisfy financial condition tests. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or from other sources in an amount sufficient to enable us to pay interest or principal on our debt, including the senior notes, or to fund our other liquidity needs.
     The terms of our debt place restrictions on certain of our subsidiaries which may limit our operating flexibility.
     The indenture governing the senior notes and the senior secured credit facility impose material operating and financial restrictions on MetroPCS Wireless and certain of its subsidiaries. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit MetroPCS Wireless’ and our ability to engage in some transactions, including the following:
•	paying dividends, redeeming capital stock or making other restricted payments or investments;

•	paying interest on any additional indebtedness incurred;

•	selling or buying assets, properties or licenses;

•	developing assets, properties or licenses which we have or in the future may procure;

•	creating liens on assets;

•	participating in future FCC auctions of spectrum;

•	merging, consolidating or disposing of assets;

•	entering into transactions with affiliates; and

•	permitting subsidiaries (which does not include Royal Street) to pay dividends or make other payments.
     In addition, although MetroPCS Communications and its unrestricted subsidiaries have the ability to incur new indebtedness, the indenture governing the senior notes and the senior secured credit facility impose restrictions on the ability of MetroPCS Wireless and some of our other subsidiaries to incur additional debt. Because substantially all of our current operations are conducted through MetroPCS Wireless and the other subsidiaries that are subject to these restrictions, our operating flexibility may be limited.
     Under the senior secured credit facility, MetroPCS Wireless is also subject to financial maintenance covenants with respect to its senior secured leverage and in certain circumstances total maximum consolidated leverage and certain minimum fixed charge coverage ratios.
     These restrictions could limit MetroPCS Wireless’ and our ability to obtain debt financing, repurchase stock, refinance or pay principal on our outstanding debt, complete acquisitions for cash or debt or react to changes in our operating environment. Any future debt that we incur may contain similar or more restrictive covenants.
Our success depends on our ability to attract and retain qualified management and other personnel.
     Our business is managed by a small number of key executive officers. The loss of one or more of these persons could disrupt our ability to react quickly to business developments and changes in market conditions, which could harm our financial results. As of April 1, 2007, none of our key executives has an employment contract, so any of our key executive officers may leave at any time subject to forfeiture of any unpaid performance awards and any unvested stock options. In addition, upon any change in control, all unvested stock options will vest which may make it difficult for anyone to acquire us. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified executive, technical and management personnel. We believe competition for highly qualified management, technical and sales personnel is intense, and there can be no assurance that we will retain our key management, technical and sales employees or that we will be successful in attracting, assimilating or retaining other highly qualified management, technical and sales personnel in the future sufficient to support our continued growth. We have occasionally experienced difficulty in recruiting qualified personnel and there can be no assurance that we will not experience such difficulties in the future. Our inability to attract or retain highly qualified executive, technical and management personnel could materially and adversely affect our business operations and financial performance.
We rely on third-party suppliers to provide our customers and us with equipment, software and services that are integral to our business, and any significant disruption in our relationship with these vendors could increase our cost and affect our operating efficiencies.
     We have entered into agreements with third-party suppliers to provide equipment and software for our network and services required for our operations, such as customer care and billing and payment processing. Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service and achieve operating efficiencies. We currently rely on internal systems and third-party vendors to provide all of our information and processing systems. Some of our billing, customer service and management information systems have been developed by third-parties and may not perform as anticipated. If these suppliers experience interruptions or other problems delivering these products or services on a timely basis or at all, it may cause us to have difficulty providing services to or billing our customers, developing and deploying new services and/or upgrading, maintaining, improving our networks, or generating accurate or timely financial reports and information. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement services on economically attractive terms, or at all. Some of these agreements may be terminated upon relatively short notice. The loss, termination or expiration of these contracts or our inability to renew them or negotiate contracts with other providers at comparable rates could harm our business. Our reliance on others to provide essential services on our behalf also gives us less control over the efficiency, timeliness and quality of these services. In addition, our plans for developing and implementing our information and billing systems rely to some extent on the design, development and delivery of products and services by third-party vendors. Our right to use these systems is dependent on license agreements with third-party vendors. Since we rely on third-party vendors to provide some of these services, any switch or disruption by our vendors could be costly and affect operating efficiencies.
If we lose the right to install our equipment on wireless cell sites, or are unable to renew expiring leases for wireless cell sites on favorable terms or at all, our business and operating results could be adversely impacted.
     Our base stations are installed on leased cell site facilities. A significant portion of these cell sites are leased from a small number of large cell site companies under master agreements governing the general terms of our use of that company’s cell sites. If a master agreement with one of these cell site companies were to terminate, the cell site company were to experience severe financial difficulties or file for bankruptcy or if one of these cell site companies were unable to support our use of its cell sites, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases with a limited number of cell site companies could adversely affect our operating results and financial condition if we are unable to renew our expiring leases with these cell site companies either on terms comparable to those we have today or at all.
     In addition, the tower industry has continued to consolidate. If any of the companies from which we lease towers or distributed antenna systems, or DAS systems, were to consolidate with other tower or DAS systems companies, they may have the ability to raise prices which could materially affect our profitability. If any of the cell site leasing companies or DAS system providers with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use cell sites leased from that company could be adversely affected. If a material number of cell sites were no longer available for our use, our financial condition and operating results could be adversely affected.
We may be unable to obtain the roaming and other services we need from other carriers to remain competitive.
     Many of our competitors have regional or national networks which enable them to offer automatic roaming and long distance telephone services to their subscribers at a lower cost than we can offer. We do not have a national network, and we must pay fees to other carriers who provide roaming services and who carry long distance calls made by our subscribers. We currently have roaming agreements with several other carriers which allow our customers to roam on those carriers’ network. The roaming agreements, however, do not cover all geographic areas where our customers may seek service when they travel, generally cover voice but not data services, and at least one such agreement may be terminated on relatively short notice. In addition, we believe the rates charged by the carriers to us in some instances are higher than the rates they charge to certain other roaming partners. The FCC recently initiated a Notice of Proposed Rulemaking seeking comments on whether automatic roaming services are considered common carrier services, whether carriers have an obligation to offer automatic roaming services to other carriers, whether carriers have an obligation to provide non-voice automatic roaming services, and what rates a carrier may charge for roaming services. We are unable to predict with any certainty the likely outcome of this proceeding. The FCC previously has initiated roaming proceedings to address similar issues but repeatedly has failed to resolve these issues. Our current and future customers may desire that we offer automatic roaming services when they travel outside the areas we serve which we may be unable to obtain or provide cost effectively. If we are unable to obtain roaming agreements at reasonable rates, then we may be unable to effectively compete and may lose customers and revenues.
A recent ruling from the Copyright Office of the Library of Congress may have an adverse effect on our distribution strategy.
     The Copyright Office of the Library of Congress, or the Copyright Office, recently released final rules on its triennial review of the exemptions to certain provisions of the Digital Millennium Copyright Act, or DMCA. A section of the DMCA prohibits anyone other than a copyright owner from circumventing technological measures employed to protect a copyrighted work, or access control. In addition, the DMCA provides that the Copyright Office may exempt certain activities which otherwise might be prohibited by that section of the DMCA for a period of three years when users are (or in the next three years are likely to be) adversely affected by the prohibition on their ability to make noninfringing uses of a class of copyrighted work. Many carriers, including us, routinely place software locks on wireless handsets, which prevent a customer from using a wireless handset sold by one carrier on another carrier’s system. In its triennial review, the Copyright Office determined that these software locks on wireless handsets are access controls which adversely affect the ability of consumers to make noninfringing use of the software on their wireless handsets. As a result, the Copyright Office found that a person could circumvent such software locks and other firmware that enable wireless handsets to connect to a wireless telephone network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. A wireless carrier has filed suit in the United States District Court in Florida to reverse the Copyright Office’s decision. This exemption is effective from November 27, 2006 through October 27, 2009 unless extended by the Copyright Office.
     This ruling, if upheld, could allow our customers to use their wireless handsets on networks of other carriers. This ruling may also allow our customers who are dissatisfied with our service to utilize the services of our competitors without having to purchase a new handset. The ability of our customers to leave our service and use their wireless handsets on other carriers’ networks may have an adverse material impact on our business. In addition, since we provide a subsidy for handsets to our distribution partners that is incurred in advance, we may experience higher distribution costs resulting from wireless handsets not being activated or maintained on our network, which costs may be material.
We may incur higher than anticipated intercarrier compensation costs, which could increase our costs and reduce our profit margin.
     When our customers use our service to call customers of other carriers, we generally are required to pay the carrier that serves the called party and any intermediary or transit carrier for the use of their network. Similarly, when a customer of another carrier calls one of our customers, that carrier generally is required to pay us for the use of our network. While we generally have been successful in negotiating agreements with other carriers that establish acceptable compensation arrangements, some carriers have claimed a right to unilaterally impose charges on us that we consider to be unreasonably high. The FCC has determined that certain unilateral termination charges imposed prior to April 2005 may be appropriate. We have requested clarification of this order. We cannot assure you that the FCC will rule in our favor. An adverse ruling or FCC inaction could result in some carriers successfully collecting such fees from us, which could increase our costs and affect our financial performance. In the meantime, certain carriers are threatening to pursue or have initiated claims against us for termination payments and the likely outcome of these claims is uncertain. A finding by the FCC that we are liable for additional terminating compensation payments could subject us to additional claims by other carriers. In addition, certain transit carriers have taken the position that they can charge “market” rates for transit services, which may in some instances be significantly higher than our current rates. We may be obligated to pay these higher rates and/or purchase services from others or engage in direct connection, which may result in higher costs which could materially affect our costs and financial results.

Concerns about whether wireless telephones pose health and safety risks may lead to the adoption of new regulations, to lawsuits and to a decrease in demand for our services, which could increase our costs and reduce our revenues.
     Media reports and some studies have suggested that radio frequency emissions from wireless handsets are linked to various health concerns, including cancer, or interfere with various electronic medical devices, including hearing aids and pacemakers. Additional studies have been undertaken to determine whether the suggestions from those reports and studies are accurate. In addition, lawsuits have been filed against other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. While many of these lawsuits have been dismissed on various grounds, including a lack of scientific evidence linking wireless handsets with such adverse health consequences, future lawsuits could be filed based on new evidence or in different jurisdictions. If any such suits do succeed, or if plaintiffs are successful in negotiating settlements, it is likely additional suits would be filed. Additionally, certain states in which we offer or may offer service have passed or may pass legislation seeking to require that all wireless telephones include an earpiece that would enable the use of wireless telephones without holding them against the user’s head. While it is not possible to predict whether any additional states in which we conduct business will pass similar legislation, such legislation could increase the cost of our wireless handsets and other operating expenses.
     If consumers’ health concerns over radio frequency emissions increase, consumers may be discouraged from using wireless handsets, and regulators may impose restrictions or increased requirements on the location and operation of cell sites or the use or design of wireless telephones. Such new restrictions or requirements could expose wireless providers to further litigation, which, even if not successful, may be costly to defend, or could increase our cost of handsets and equipment. In addition, compliance with such new requirements, and the associated costs, could adversely affect our business. The actual or perceived risk of radio frequency emissions could also adversely affect us through a reduction in customers or a reduction in the availability of financing in the future. In addition to health concerns, safety concerns have been raised with respect to the use of wireless handsets while driving. Certain states and municipalities in which we provide service or plan to provide service have passed laws prohibiting the use of wireless phones while driving or requiring the use of wireless headsets. If additional state and local governments in areas where we conduct business adopt regulations restricting the use of wireless handsets while driving, we could have reduced demand for our services.
A system failure could cause delays or interruptions of service, which could cause us to lose customers.
     To be successful, we must provide our customers reliable service. Some of the risks to our network and infrastructure which may prevent us from providing reliable service include:
•	physical damage to outside plant facilities;

•	power surges or outages;

•	equipment failure;

•	vendor or supplier failures or delays;

•	software defects;

•	human error;

•	disruptions beyond our control, including disruptions caused by terrorist activities, theft, or natural disasters; and

•	failures in operational support systems.
     Network disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses. Further, our costs to replace or repair the network may be substantial, thus causing our costs to provide service to increase. We may also experience higher churn as our competitors systems may not experience similar problems.

Unauthorized use of, or interference with, our network could disrupt service and increase our costs.
     We may incur costs associated with the unauthorized use of our network including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of our network may impact interconnection and long distance costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent roaming. Such increased costs could have a material adverse impact on our financial results.
Security breaches related to our physical facilities, computer networks, and informational databases may cause harm to our business and reputation and result in a loss of customers.
     Our physical facilities and information systems may be vulnerable to physical break-ins, computer viruses, theft, attacks by hackers, or similar disruptive problems. If hackers gain improper access to our databases, they may be able to steal, publish, delete or modify confidential personal information concerning our subscribers. In addition, misuse of our customer information could result in more substantial harm perpetrated by third-parties. This could damage our business and reputation and result in a loss of customers.
Risks Related to Legal and Regulatory Matters
We are dependent on our FCC licenses, and our ability to provide service to our customers and generate revenues could be harmed by adverse regulatory action or changes to existing laws or rules.
     The FCC regulates most aspects of our business, including the licensing, construction, modification, operation, use, ownership, control, sale, roaming arrangements and interconnection arrangements of wireless communications systems, as do some state and local regulatory agencies. We can make no assurances that the FCC or the state and local agencies having jurisdiction over our business will not adopt regulations or take other actions that would adversely affect our business by imposing new costs or requiring changes in our current or planned operations, or that the Communications Act, from which the FCC obtains its authority, will not be amended in a manner materially adverse to us.
     Taken together or individually, new or changed regulatory requirements affecting any or all of the wireless, local, and long distance industries may harm our business and restrict the manner in which we operate our business. The enactment of new adverse legislation, regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. We cannot assure you that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative or judicial initiatives relating to the communications industry, will not have a material adverse effect on our business, results of operations and financial condition. In addition, pending congressional legislative efforts to reform the Communications Act may cause major industry and regulatory changes that are difficult to predict and which may have material adverse consequences to us.
     Some of our principal assets are our FCC licenses which we use to provide our services. The loss of any of these licenses could have a material adverse effect on our business. Our FCC licenses are subject to revocation if the FCC finds we are not in compliance with its rules or the Communications Act’s requirements. We also could be subject to fines and forfeitures for such non-compliance, which could adversely affect our business. For example, absent a waiver, failure to comply with the FCC’s Enhanced-911, or E-911, requirements, privacy rules, lighting and painting regulations, employment regulations, Customer Proprietary Network Information, or CPNI, protection rules, hearing aid-compatibility rules, number portability requirements, law enforcement cooperation, rate averaging or other existing or new regulatory mandates could subject us to significant penalties or a revocation of our FCC licenses, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a failure to comply with these requirements or the FCC’s construction requirements could result in revocation of the licenses and/or fines and forfeitures, any of which could have an adverse effect on our business.
The structure of the transaction with Royal Street creates several risks because we do not control Royal Street and do not own or control the licenses it holds.
     We have agreements with Royal Street that are intended to allow us to actively participate in the development of the Royal Street licenses and networks, and we have the right to acquire on a wholesale basis 85% of the services provided by the Royal Street systems and to resell these services on a retail basis under our brand in accordance with applicable laws and regulations. There are, nonetheless, risks inherent in the fact that we do not own or control Royal Street or the Royal Street licenses. C9 Wireless, LLC, or C9, an unaffiliated third party, has the ability to put all or part of its ownership interest in Royal Street Communications to us, but, due to regulatory restrictions, we have no corresponding right to call C9’s ownership interest in Royal Street Communications. We can give no assurance that C9 will exercise its put rights or, if it does, when such exercise may occur. Further, these put rights expire in June 2012. Subject to certain non-controlling investor protections in Royal Street Communication’s limited liability company agreement, C9 also has control over the operations of Royal Street because it has the right to elect three of the five members of Royal Street Communication’s management committee, which has the full power to direct the management of Royal Street. The FCC’s rules also restrict our ability to acquire or control Royal Street licenses during the period that Royal Street must maintain its eligibility as a very small business designated entity, or DE, which is currently through December 2010. Thus, we cannot be certain that the Royal Street licenses will be developed in a manner fully consistent with our business plan or that C9 will act in ways that benefit us.
     Royal Street acquired certain of its PCS licenses as a DE entitled to a 25% discount. As a result, Royal Street received a bidding credit equal to approximately $94 million for its PCS licenses. If Royal Street is found to have lost its status as a DE it would be required to repay the FCC the amount of the bidding credit on a five-year straight-line basis beginning on the grant date of the license. If Royal Street were required to pay this amount, it could have a material adverse effect on us due to our non-controlling 85% limited liability company member interest in Royal Street. In addition, if Royal Street is found to have lost its status as a DE, it could lose some or all of the licenses only available to DEs, which includes most of its licenses in Florida. If Royal Street lost those licenses, it could have a material adverse effect on us because we would lose access to the Orlando metropolitan area and certain portions of northern Florida.
     Certain recent regulatory developments pertaining to the DE program indicate that the FCC plans to be proactive in assuring that DEs abide by the FCC’s control requirements. The FCC has the right to audit the compliance of DEs with FCC rules governing their operations, and there have been recent indications that it intends to exercise that authority. In addition, the Royal Street business plan may become so closely aligned with our business plan that there is a risk the FCC may find Royal Street to have relinquished control over its licenses in violation of FCC requirements. If the FCC were to determine that Royal Street has failed to exercise the requisite control over its licenses, the result could be the loss of closed licenses, which are licenses that the FCC only offered to qualified DEs, the loss of bidding credits, which effectively lowered the purchase price for the open licenses, and fines and forfeitures, which amounts may be material.
     In making the changes to the DE rules, the FCC concluded that certain relationships between a DE licensee and its investors would in the future be deemed impermissible material relationships based on a new FCC view that these relationships, by their very nature, are generally inconsistent with an applicant’s or licensee’s ability to achieve or maintain designated entity eligibility and inconsistent with Congress’ legislative intent. The FCC cited wholesale service arrangements as an example of an impermissible material relationship, but indicated that previously approved arrangements of this nature would be allowed to continue. While the FCC has grandfathered the existing arrangements between Royal Street and us, there can be no assurance that any changes that may be required of those arrangements in the future will not cause the FCC to determine that the changes would trigger the loss of DE eligibility for Royal Street and require the reimbursement of the bidding credits received by Royal Street and loss of any licenses covering geographic areas which are not sufficiently constructed that were available initially only to DEs. Further, the FCC has opened a Notice of Further Proposed Rulemaking seeking to determine what additional changes, if any, may be required or appropriate to its DE program. There can be no assurance that these changes will not be applied to the current arrangements between Royal Street and us. Any of these results could be materially adverse to our business.
We may not be able to continue to offer our services if the FCC does not renew our licenses when they expire.
     Our current PCS licenses began to expire in January 2007. We have filed applications to renew our PCS licenses for additional ten-year periods by filing renewal applications with the FCC as soon as the filing windows were opened. A number of the renewal applications have been granted, including all of the licenses that expired in January 2007. The remainder of the applications are currently pending or the filing window has not yet opened. Renewal applications are subject to FCC review and potentially public comment to ensure that licensees meet their licensing requirements and comply with other applicable FCC mandates. If we fail to file for renewal of any particular license at the appropriate time or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal and, accordingly, our ability to continue to provide service in the geographic area covered by such license would be adversely affected. In addition, many of our licenses are subject to interim or final construction requirements. While we or the prior licensee have met the five-year construction benchmark, there is no guarantee that the FCC will find our construction sufficient to meet the applicable construction requirement, in which case the FCC could terminate our license and our ability to continue to provide service in that license area would be adversely affected. For some of our PCS licenses, we also have a 10 year construction obligation and for our AWS licenses we have a 15 year construction obligation. For all PCS and AWS licenses the FCC requires that a licensee provide substantial service in order to receive a renewal expectancy. There is no guarantee that the FCC will find our or the prior licensees’ system construction to meet any ten-year build-out requirement or construction requirements for renewal. Additionally, while incumbent licensees may enjoy a certain renewal expectancy if they provide substantial service, there is no guarantee that the FCC will conclude that we are providing substantial service, that we are entitled to a renewal expectancy, or will renew all or any of our licenses, or that the FCC will not grant the renewal with conditions that could materially and adversely affect our business. Failure to have our licenses renewed would materially and adversely affect our business.
The value of our licenses may drop in the future as a result of volatility in the marketplace and the sale of additional spectrum by the FCC.
     The market value of FCC licenses has been subject to significant volatility in the past and Congress has mandated that the FCC bring an additional substantial amount of spectrum to the market by auction in the next several years. The likely impact of these future auctions on license values is uncertain. For example, Congress has mandated that the FCC auction 60 MHz of spectrum in the 700 MHz band in early 2008 and another 40 MHz of AWS spectrum is in the process of being assigned for wireless broadband services and is expected to be auctioned in the future by the FCC. There can be no assurance of the market value of our FCC licenses or that the market value of our FCC licenses will not be volatile in the future. If the value of our licenses were to decline significantly, we could be forced to record non-cash impairment charges which could impact our ability to borrow additional funds. A significant impairment loss could have a material adverse effect on our operating income and on the carrying value of our licenses on our balance sheet.
The FCC may license additional spectrum which may not be appropriate for or available to us or which may allow new competitors to enter our markets.
     The FCC periodically makes additional spectrum available for wireless use. For instance, the FCC recently allocated and auctioned an additional 90 MHz of spectrum for AWS. The AWS band plan made some licenses available in small (Metropolitan Statistical Area (MSA) and Rural Service Area (RSA)) license areas, although the predominant amount of spectrum remains allocated on a regional basis in combinations of 10 MHz and 20 MHz spectrum blocks. This band plan tended to favor large incumbent carriers with nationwide footprints and presented challenges for us in acquiring additional spectrum. The FCC also has allocated an additional 40 MHz of spectrum devoted to AWS. It is in the process of considering the channel assignment policies for 20 MHz of this spectrum and has indicated that it will initiate a further proceeding with regard to the remaining 20 MHz in the future. The FCC also is in the process of taking comments on the appropriate geographic license areas and channel blocks for an additional 60 MHz of spectrum in the 700 MHz band. Specifically, on August 10, 2006, the FCC issued a Notice of Proposed Rulemaking seeking comment on possible changes to the 700 MHz band plan, including possible changes in the service area and channel block sizes for the 60 MHz of as yet unauctioned 700 MHz spectrum. We, along with other small, regional and rural carriers, filed comments advocating changes to the current 700 MHz bandplan to create a greater number of licenses with smaller spectrum blocks and geographic area sizes. Several national wireless carriers support the current plan and other interested parties have made band plan and licensing proposals that differ from ours by favoring larger license areas, larger license blocks and the use of combinatorial bidding, which we do not favor, to enable applicants to more easily assemble a nationwide foot print. In addition, one commenter advocates reassigning 30 MHz of the 700 MHz band which now is slated for commercial broadband use, to public safety use to create a nationwide, interoperable broadband network that public safety users can access on a priority basis. Another commenter advocates allocating 10 MHz of the 700 MHz band, which now is slated for commercial broadband use, on a nationwide basis, in accordance with specific public safety rules that would force the licensee to fund the construction of a nationwide broadband infrastructure, offer service only on a wholesale basis, and provide public safety with priority access to the 10 MHz of spectrum during emergencies. In September 2006, the FCC also sought comment on proposals to increase the flexibility of guard band licensees in the 700 MHz spectrum. Furthermore, in December 2006, the FCC sought comment on the possible implementation of a nationwide broadband interoperable network in the 700 MHz band allocated for public safety use, which also could be used by commercial service providers on a secondary basis. We cannot predict the likely outcome of those proceedings or whether they will benefit or adversely affect us.
     There are a series of risks associated with any new allocation of broadband spectrum by the FCC. First, there is no assurance that the spectrum made available by the FCC will be appropriate for or complementary to our business plan and system requirements. Second, depending upon the quantity, nature and cost of the new spectrum, it is possible that we will not be granted any of the new spectrum and, therefore, we may have difficulty in providing new services. This could adversely affect the valuation of the licenses we already hold. Third, we may be unable to purchase additional spectrum or the prices paid for such spectrum may negatively affect our ability to be competitive in the market. Fourth, new spectrum may allow new competitors to enter our markets and impact our ability to grow our business and compete effectively in our market. Fifth, new spectrum may be sold at prices lower than we paid at past auctions or in private transactions, thus adversely affecting the value of our existing assets. Sixth, the clearing obligations for existing licensees on new spectrum may take longer or cost more than anticipated. Seventh, our competitors may be able to use this new spectrum to provide products and services that we cannot provide using our existing spectrum. Eighth, there can be no assurance that our competitors will not use certain FCC programs, such as its designated entity program or the proposed nationwide interoperable networks for public safety use, to purchase or acquire spectrum at materially lower prices than what we are required to pay. Any of these risks, if they occur, may have a material adverse effect on our business.
We are subject to numerous surcharges and fees from federal, state and local governments, and the applicability and amount of these fees is subject to great uncertainty and may prove to be material to our financial results.
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
Spectrum for which we have been granted licenses as a result of AWS Auction 66 is subject to certain legal challenges, which may ultimately result in the FCC revoking our licenses.
     We have paid the full purchase price of approximately $1.4 billion to the FCC for the licenses we were granted as a result of Auction 66, even though there are ongoing uncertainties regarding some aspects of the final auction rules. In April 2006, the FCC adopted an Order relating to its DE program, or the DE Order. This Order was modified by the FCC in an Order on Reconsideration which largely upheld the revised DE rules but clarified that the FCC’s revised unjust enrichment rules would only apply to licenses initially granted after April 25, 2006. Several interested parties filed an appeal in the U.S. Court of Appeals for the Third Circuit on June 7, 2006, of the DE Order. The appeal challenges the DE Order on both substantive and procedural grounds. Among other claims, the petitions contest the FCC’s effort to apply the revised rules to applications for the AWS Auction 66 and seeks to overturn the results of Auction 66. We are unable at this time to predict the likely outcome of the court action. We also are unable to predict the likelihood that the litigation will result in any changes to the DE Order or to the DE program, and, if there are changes, whether or not any such changes will be beneficial or detrimental to our interests. If the court overturns the results of Auction 66, there may be a delay in us receiving a refund of our payments. Further, the FCC may appeal any decision overturning Auction 66 and not refund any amounts paid until the appeal is final. In such instance, we may be forced to pay interest on the payments made to the FCC without receiving any interest on such payments from the FCC. If the results of Auction 66 were overturned and we receive a refund, the delay in the return of our money and the loss of any amounts spent to develop the licenses in the interim may affect our financial results and the loss of the licenses may affect our business plan. Additionally, such refund would be without interest. In the meantime we would have been obligated to pay interest to our lenders on the amounts we advanced to the FCC during the interim period and such interest amounts may be material.

We may be delayed in starting operations in the Auction 66 Markets because the incumbent licensees may have unreasonable demands for relocation or may refuse to relocate.
     The spectrum allocated for AWS currently is utilized by a variety of categories of existing licensees (Broadband Radio Service, Fixed Service) as well as governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of certain governmental users from the AWS band. However, not all governmental users are obligated to relocate. To foster the relocation of non-governmental incumbent licensees, the FCC also adopted a transition and cost sharing plan under which incumbent users can be reimbursed for relocating out of the AWS band with the costs of relocation being shared by AWS licensees benefiting from the relocation. The FCC has established rules requiring the new AWS licensee and the non-governmental incumbent user to negotiate voluntarily for up to three years before the non-governmental incumbent licensee is subject to mandatory relocation.
     We are not able to determine with any certainty the costs we may incur to relocate the non-governmental incumbent licenses in the Auction 66 Markets or the time it will take to clear the AWS spectrum in those areas.
     If any federal government users refuse to relocate out of the AWS band in a metropolitan area where we have been granted a license, we may be delayed or prevented from serving certain geographic areas or customers within the metropolitan area and such inability may have a material adverse effect on our financial performance, and our future prospects. In addition, if any of the incumbent users refuse to voluntarily relocate, we may be delayed in using the AWS spectrum granted to us and such delay may have a material adverse effect on our ability to serve the metropolitan areas, our financial performance, and our future prospects.
The FCC may adopt rules requiring new point-to-multipoint emergency alert capabilities that would require us to make costly investments in new network equipment and consumer handsets.
     In 2004, the FCC initiated a proceeding to update and modernize its systems for distributing emergency broadcast alerts. Television stations, radio broadcasters and cable systems currently are required to maintain emergency broadcast equipment capable of retransmitting emergency messages received from a federal agency. As part of its attempts to modernize the emergency alert system, the FCC in its proceeding is addressing the feasibility of requiring wireless providers, such as us, to distribute emergency information through our wireless networks. Unlike broadcast and cable networks, however, our infrastructure and protocols — like those of all other similarly-situated wireless broadband PCS carriers — are optimized for the delivery of individual messages on a point-to-point basis, and not for delivery of messages on a point-to-multipoint basis, such as all subscribers within a defined geographic area. While multiple proposals have been discussed in the FCC proceeding, including limited proposals to use existing SMS capabilities on a short-term basis, the FCC has not yet ruled and therefore we are not able to assess the short- and long-term costs of meeting any future FCC requirements to provide emergency and alert service, should the FCC adopt such requirements. Congress recently passed the Warning, Alert, and Response Network Act, or the Act, which was signed into law. In the Act, Congress provided for the establishment, within 60 days of enactment, of an advisory committee to provide recommendations to the FCC on, and the FCC is required to complete a proceeding to adopt, relevant technical standards, protocols, procedures and other technical requirements based on such recommendations necessary to enable alerting capability for commercial mobile radio service, or CMRS, providers that voluntarily elect to transmit emergency alerts. Under the Act, a CMRS carrier can elect not to participate in providing such alerting capability. If a CMRS carrier elects to participate, the carrier may not charge separately for the alerting capability and the CMRS carrier’s liability related to or any harm resulting from the transmission of, or failure to transmit, an emergency is limited. Within a relatively short period of time after receiving the recommendations from the advisory committee, the FCC is obligated to complete its rulemaking implementing such rules. Adoption of such requirements, however, could require us to purchase new or additional equipment and may also require consumers to purchase new handsets. Until the FCC rules, we do not know if it will adopt such requirements, and if it does, what their impact will be on our network and service.
FCC approval for the sale of our stock, if required, may not be forthcoming or may result in adverse conditions to the business or to the holders of our stock.
     If the sale of our stock would cause a change in control of us under the Communications Act of 1934, as amended and the FCC’s rules, regulations or policies promulgated thereunder, the prior approval of the FCC would be required prior to any such sale. There can be no assurance that, at the time the sale is contemplated, the FCC would grant such an approval, or that the FCC would grant such an approval without adverse conditions.

General Matters
We are currently controlled by a limited number of stockholders, and their interests may be different from yours.
     A significant portion of the voting power of our capital stock is concentrated in the hands of a few shareholders who also are either members of our board of directors or can appoint directors to the board. M/C Venture Partners, Accel Partners, TA Associates, Madison Dearborn Partners, and Mr. Roger D. Linquist, our President, Chief Executive Officer, and Chairman of the Board, all can appoint members to our board of directors and these stockholders, along with the holders of our Series D Preferred Stock as a class, elect a majority of our directors. In addition, all of our directors collectively own or control in excess of 50% of the voting power of the shares of our capital stock on an as-converted basis. Stockholders holding over 10% of the voting power also hold collectively in excess of 38% of the voting power of our capital stock. These stockholders will have the ability to significantly influence whether required consents can be obtained and thus influence our ability to enter into significant corporate transactions and these stockholders may have different interests than the other holders of our common stock.
Ownership of shares of our common stock, Series D Preferred Stock and/or Series E Preferred Stock is an illiquid investment.
     Although we have filed a registration statement for an initial public offering of our common stock and have applied to list our stock on the New York Stock Exchange upon completion of the offering, there is currently no established trading market for the shares of our common stock, Series D Preferred Stock and Series E Preferred Stock. There can be no assurance that our initial public offering will be successful or that a trading market will develop. Holders of shares of common stock and preferred stock are subject to the transfer limitations contained in the Second Amended and Restated Stockholders Agreement, dated August 30, 2005, as amended, by and between us and certain of our stockholders, including, among other things, co-sale rights of other stockholders. The co-sale rights make it less likely that a stockholder desiring to sell his, her or its equity interest will be able to sell any amount of its investment in excess of the percentage ownership of us held by such stockholder. As such, a continuing investment in the shares of common stock and/or preferred stock may result in a lack of liquidity with respect to such stock for an indefinite period of time.
Our stockholder rights plan could prevent a change in control of our Company in instances in which some stockholders may believe a change in control is in their best interests.
     In connection with our planned initial public offering, our board of directors has approved entering into a rights agreement that establishes our stockholder rights plan, or Rights Plan. Pursuant to the Rights Plan, we will issue to our stockholders one preferred stock purchase right for each outstanding share of our common stock as of March 27, 2007. Each right, when exercisable, will entitle its holder to purchase from us a unit consisting of one one-thousandth of a share of series A junior participating preferred stock at a purchase price to be determined by our board of directors at the time the Rights Plan was adopted. Our Rights Plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire our Company and to provide our board of directors with adequate time to evaluate unsolicited offers. The Rights Plan may have anti-takeover effects. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire us on terms that our board of directors does not believe are in our best interests and those of our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.
Conflicts of interest may arise because some of our directors are principals of our stockholders, and we have waived our rights to certain corporate opportunities.
     Our board of directors includes representatives from Accel Partners, TA Associates, Madison Dearborn Capital Partners and M/C Venture Partners. Those stockholders and their respective affiliates may invest in entities that directly or indirectly compete with us or companies in which they are currently invested may already compete with us. As a result of these relationships, when conflicts between the interests of those stockholders or their respective affiliates and the interests of our other stockholders arise, these directors may not be disinterested. Under Delaware law, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction, or (3) the transaction is otherwise fair to us. Also, pursuant to the terms of our certificate of incorporation, our non-employee directors, including the representatives from Accel Partners, TA Associates, Madison Dearborn Capital Partners and M/C Venture Partners, are not required to offer us any corporate opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them in their capacity as a director of our Company.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We currently maintain our executive offices in Dallas, Texas, and regional offices in Alameda, California; Sunrise, Florida; Norcross, Georgia; Folsom, California; Plano, Texas; Livonia, Michigan; Irvine, California; Tampa, Florida; and Orlando, Florida. As of December 31, 2006, we also operated 95 retail stores throughout our metropolitan areas. All of our regional offices, switch sites, retail stores and virtually all of our cell site facilities are leased from unaffiliated third parties. We believe these properties, which are being used for their intended purposes, are adequate and well-maintained.
Item 3. Legal Proceedings
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ’497 Patent, issued to Leap. The complaint seeks both injunctive relief and monetary damages for our alleged infringement of such patent. On August 3, 2006, we (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap and certain of its related entities, including Leap’s CEO. We have also tendered Leap’s claims to the manufacturer of our network infrastructure equipment for indemnity and defense. In our counterclaims, we claim that we do not infringe any valid or enforceable claim of the ’497 Patent. Certain of the Leap defendants, including its CEO, answered our counterclaims on October 13, 2006. In its answer, Leap and its CEO denied our allegations and asserted affirmative defenses to our counterclaims. In connection with denying a motion to dismiss by certain individual defendants, the court concluded that our claims against those defendants were compulsory counterclaims. The court has set April 3, 2007 as the date for a scheduling conference at which time the Court will set the date for the Claim Construction hearing and trial. We plan to vigorously defend against Leap’s claims relating to the ’497 Patent.
     If Leap were successful in its claim for injunctive relief, we could be enjoined from operating our business in the manner we currently operate, which could require us to expend additional capital to change certain of our technologies and operating practices, or could prevent us from offering some or all of our services using some or all of our existing systems. In addition, if Leap were successful in its claim for monetary damage, we could be forced to pay Leap substantial damages for past infringement and/or ongoing royalties on a portion of our revenues, which could materially adversely impact our financial performance.
     On August 15, 2006, we filed a separate action in the California Superior Court, Stanislaus County, Case No. 382780, against Leap and others for unfair competition, misappropriation of trade secrets, interference with contracts, breach of contract, intentional interference with prospective business advantage, and trespass. In this suit we seek monetary and punitive damages and injunctive relief. Defendants responded to our complaint by filing demurrers on or about January 5, 2007 requesting that the Court dismiss the complaint. On February 1, 2007, the Court granted the demurrers in part and granted us leave to amend the complaint. We filed a First Amended Complaint on February 27, 2007. Defendant’s response to the First Amended Complaint is due March 28, 2007. We intend to vigorously prosecute this complaint.
     On September 22, 2006, Royal Street filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ’497 Patent is invalid and not being infringed upon by Royal Street. Leap responded to Royal Street’s complaint by filing a motion to dismiss Royal Street’s complaint for lack of subject matter jurisdiction or, in the alternative, that the action be transferred to the United States District Court for the Eastern District of Texas, Marshall Division where Leap has brought suit against us under the same patent. Royal Street has responded to this motion. The Court has set a trial date in October 2008.

     In addition, we are involved in litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. We are not currently party to any other pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     In December 2006, we submitted to our stockholders an amendment to our 2004 Equity Incentive Compensation Plan to increase the number of shares available for issuance to 18,600,000 and to make certain other changes. On December 13, 2006, we received approval of the amendment by written consent of greater than a majority of our stockholders.
PART II
Item 5. Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for our common equity.
     As of December 31, 2006, we had 157,052,097 shares of common stock outstanding held by approximately 181 stockholders of record.
     We have never paid or declared any regular dividends on our common stock and do not intend to declare or pay regular dividends on our common stock in the foreseeable future. The terms of our senior secured credit facility restrict our ability to declare or pay dividends. We generally intend to retain the future earnings, if any, to invest in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:
•	any applicable contractual restrictions limiting our ability to pay dividends;

•	our earnings and cash flows;

•	our capital requirements;

•	our financial condition; and

•	other factors our board of directors deems relevant.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2006 with respect to shares of MetroPCS Communications’ common stock issuable under our equity compensation plans.

	Number of Securities to be		Number of Securities
	Issued Upon Exercise of	Weighted Average Exercise	Remaining Available for Future
	Outstanding Options,	Price of Outstanding Options,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	23,499,462	$6.91	26,283,582

Equity Compensation Plans Not Approved by Stockholders(2)	—	—	—

Total	23,499,462	$6.91	26,283,582

(1)	Consists of our Second Amended and Restated 1995 Stock Option Plan, as amended, and our Amended and Restated 2004 Equity Incentive Compensation Plan, as amended.

(2)	Consists of our Supplemental Stock Option Grant Program.

Non-Employee Director Remuneration Plan
     Non-employee members of our board of directors are eligible to participate in our non-employee director remuneration plan under which such directors may receive compensation for serving on the board of directors. This compensation includes annual retainers, board meeting fees, committee paid event fees, initial stock grants and annual stock grants. See Item 11, “Compensation of Directors” for further information regarding this plan.
Recent Sales of Unregistered Securities
     Set forth below is a listing of all sales of securities by MetroPCS Communications during the past three years not registered under the Securities Act:
     Series E Convertible Preferred Stock. In September 2005, MetroPCS Communications issued 500,000 shares of Series E Preferred Stock of MetroPCS Communications, to Madison Dearborn and TA Associates for an aggregate sales price of $50,000,000 pursuant to a Stock Purchase Agreement dated August 30, 2005 (“Series E Purchase Agreement”). This transaction was undertaken in reliance upon the accredited investors’ exemption from registration afforded by Rule 506 of Regulation D (“Rule 506”) of the Securities Act. We believe that other exemptions may also exist for this transaction. Each share of Series E Preferred Stock accrues dividends from the date of issuance at a rate of 6% per year on the liquidation value of $100 per share. Each share of Series E Preferred Stock will be converted into common stock upon (i) the completion of a Qualifying Public Offering, (as defined in the Second Amended and Restated Stockholders Agreement), (ii) the common stock trading (or, in the case of a merger or consolidation of MetroPCS Communications with another company, other than as a sale or change of control of MetroPCS Communications, the shares received in such merger or consolidation having traded immediately prior to such merger or consolidation) on a national securities exchange for a period of 30 consecutive trading dates above a price implying a market valuation of the Series D Preferred Stock over twice the Series D Preferred Stock initial purchase price, or (iii) the date specified by the holders of 66 2/3% of the Series E Preferred Stock. The Series E Preferred Stock is convertible into common stock at $9.00 per share, which per share amount is subject to adjustment in accordance with the terms of the Second Amended and Restated Articles of Incorporation of MetroPCS Communications. If not previously converted, MetroPCS Communications is required to redeem all outstanding shares of Series E Preferred Stock on July 17, 2015, at the liquidation preference of $100 per share plus accrued but unpaid dividends.
     In October 2005, in connection with the purchase of the Series E Preferred Stock, Madison Dearborn and TA Associates conducted a Tender Offer in which they purchased Series D Preferred Stock and common stock representing, together with their Series E Preferred Stock, approximately 34% of the common stock on a fully diluted basis at the time of purchase.
     Series D Convertible Preferred Stock. Between July 2000 and January 2004, MetroPCS issued 3,500,993 shares of Series D Preferred Stock, par value $0.0001 per share, of MetroPCS (“MetroPCS Series D Preferred Stock”), in multiple closings, for an aggregate sales price of $350,099,300. These transactions relied on the accredited investors’ exemption from registration requirements afforded by Rule 506. We believe that other exemptions may also exist for these transactions. In 2004, each share of MetroPCS Series D Preferred Stock was converted into Series D Preferred Stock. Each share of Series D Preferred Stock will be converted into common stock upon (i) the completion of a Qualifying Public Offering, (as defined in the Second Amended and Restated Stockholders Agreement), (ii) the common stock trades (or, in the case of a merger or consolidation of MetroPCS Communications with another company, other than as a sale or change of control of MetroPCS Communications, the shares received in such merger or consolidation having traded immediately prior to such merger or consolidation) on a national securities exchange for a period of 30 consecutive trading dates above a price that implies a market valuation of the Series D Preferred Stock in excess of twice the initial purchase price of the Series D Preferred Stock, or (iii) the date specified by the holders of 66 2/3% of the Series D Preferred Stock. The Series D Preferred Stock is convertible into common stock at $3.13 per share, which per share amount is subject to adjustment under the terms of the Second Amended and Restated Articles of Incorporation of MetroPCS Communications. If not previously converted, MetroPCS Communications is required to redeem all outstanding shares of Series D Preferred Stock on July 17, 2015, at the liquidation preference of $100 per share plus accrued but unpaid dividends.
     MetroPCS Restructuring Transaction. In connection with its formation, MetroPCS Communications, Inc., or MetroPCS Communications, issued 300 shares of its common stock to MetroPCS, Inc. on March 10, 2004 for an aggregate purchase price of $1,000. The transaction was deemed exempt from Securities Act registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In April 2004, in connection with the abandoned initial public offering, MetroPCS, Inc., MetroPCS Communications, and MPCS Holdco Merger Sub, Inc., a wholly owned subsidiary of MetroPCS Communications (“Merger Sub”), entered into an Agreement and Plan of Merger in which Merger Sub and MetroPCS, Inc. agreed to merge with MetroPCS, Inc. as the surviving corporation. On the effective date of the merger, which was in July 2004, each share of Class A common stock of MetroPCS, Inc., par value $0.0001 per share, was automatically converted into one share of Class A common stock, par value $0.0001 per share, of MetroPCS Communications; each share of Class C common stock of MetroPCS, Inc., par value $0.0001 per share, (including each share of Class B non-voting common stock of MetroPCS, Inc. that was converted into Class C common stock of MetroPCS, Inc. in April 2004) was automatically converted into one share of Class C common stock, par value $0.0001 per share, of MetroPCS Communications; and each share of Series D Preferred Stock of MetroPCS, Inc. was automatically converted into one share of Series D Preferred Stock of MetroPCS Communications. In addition, each option to purchase MetroPCS, Inc. Class C common stock (including each option to purchase MetroPCS, Inc. Class B non-voting common stock that was converted into an option to purchase MetroPCS, Inc. Class C common stock in April 2004) was assumed by MetroPCS Communications, and if and when exercisable, shall be exercised for common stock in MetroPCS Communications. Further, each warrant outstanding to obtain Class C common stock (including each warrant to purchase MetroPCS, Inc. Class B non-voting common stock that was converted into a warrant to purchase MetroPCS, Inc. Class C common stock) in MetroPCS, Inc. was assumed by MetroPCS Communications and, if and when exercisable, shall be exercised for the same class of common stock in MetroPCS Communications. In April 2004, each share of Class B non-voting common stock in MetroPCS, Inc. was converted into one share of Class C common stock in MetroPCS, Inc. Concurrent with the conversion, MetroPCS, Inc. increased the number of Class C common stock shares to 300,000,000 and decreased the authorized number of Class B common stock shares to zero. On July 23, 2004 the Class C common stock of MetroPCS Communications was renamed common stock. These transactions are exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.
     Exchange of Common Stock. When MetroPCS, Inc. emerged from bankruptcy in October 1998, its Fifth Amended and Restated Certificate of Incorporation included a provision prohibiting the issuance of non-voting equity securities pursuant to our bankruptcy plan of reorganization and Section 1123(a)(6) of the Bankruptcy Code. After its emergence from bankruptcy, MetroPCS, Inc. issued shares of Class B non-voting common stock, which had been authorized by its certificate of incorporation in effect prior to the bankruptcy filing. The Class B common stock had no voting rights except as required by law. MetroPCS, Inc.’s board of directors has indicated that the continued inclusion of the prohibition on the issuance of non-voting equity securities after MetroPCS, Inc.’s emergence from bankruptcy was a mistake, and on August 30, 2005, MetroPCS filed a certificate of correction to remove this prohibition. In addition, MetroPCS, Inc.’s Seventh Amended and Restated Certificate of Incorporation retroactively rescinds any prohibition on the issuance of the non-voting equity securities and ratifies the authorization and issuance of the Class B common stock by MetroPCS, Inc.
     In April 2004, all of the shares of Class B non-voting common stock, par value $0.0001 per share, of MetroPCS, Inc. (“Class B Common Stock”) converted into shares of Class C common stock of MetroPCS, Inc.. In order to resolve any uncertainty regarding the validity of the common stock ultimately received in the conversion of Class B Common Stock, MetroPCS Communications entered into an exchange agreement with Madison Dearborn and TA Associates in August 2005 to exchange all the common stock, which had been issued in connection with the conversion of Class B Common Stock, that Madison Dearborn and TA Associates acquired as a result of their recent offer to purchase, along with all claims relating to the possible invalidity of the issuance of the Class B Common Stock for an equivalent number of shares of MetroPCS Communications common stock. In addition, in December 2005, we initiated an offer to exchange any remaining MetroPCS Communications common stock ultimately received in connection with the conversion of Class B Common Stock, along with any claims relating to the possible invalidity of the issuance of the Class B Common Stock, for an equivalent number of shares of MetroPCS Communications common stock. As a result, all shares of MetroPCS Communications common stock which were ultimately received in connection with the conversion of Class B Common Stock, along with all claims relating to the possible invalidity of the issuance of the Class B Common Stock, have been exchanged for new shares of MetroPCS Communications common stock. The transaction was deemed exempt from Securities Act registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.
     Equity Incentive Plans. Since January 1, 2004 through December 31, 2006, our employees have purchased 24,436,032 shares of MetroPCS Communications common stock through the exercise of outstanding options under the 1995 Plan for an aggregate sales price of approximately $9.8 million. Since January 1, 2004 through December 31, 2006, our employees have purchased 17,892 shares of MetroPCS Communications common stock through the exercise of outstanding options under our 2004 Equity Incentive Compensation Plan, as amended, or the 2004 Plan, for an aggregate sales price of approximately $0.1 million. These transactions were undertaken in reliance upon exemptions from Securities Act registration requirements afforded by Rule 701, Rule 506 and Section 4(2) of the Securities Act, except that we have determined that the issuance of options to purchase 1,959,296 shares of MetroPCS Communications common stock under the 1995 Plan and 2004 Plan since January 1, 2004 may not have been exempt from registration or qualification requirements under federal or state securities laws. Consequently, certain of these options and shares of MetroPCS Communications common stock may have been issued in violation of federal or state securities laws and may be subject to rescission. We intend to make a rescission offer as soon as practicable after the effective date of this offering to holders of any outstanding options and shares subject to rescission. If the rescission offer is accepted by all offerees, we could be required to make an aggregate payment of up to approximately $2.6 million.
     Director Remuneration Plan. Non-employee members of our board of directors are eligible to participate in our non-employee director remuneration plan under which such directors may receive compensation for serving on the board of directors. This compensation includes annual retainers, board meeting fees, committee paid event fees, initial stock grants and annual stock grants. Non-employee directors are eligible to receive an initial grant of 120,000 options to purchase MetroPCS Communications common stock plus an additional 30,000 or 9,000 options to purchase MetroPCS Communications common stock if the member serves as the chairman of the audit committee or any of the other committees, respectively. Non-employee directors are also eligible to receive an annual grant of 30,000 options to purchase MetroPCS Communications common stock plus an additional 15,000 or 6,000 options to purchase MetroPCS Communications common stock if the member serves as the chairman of the audit committee or the other committees, respectively. In addition, non-employee directors may elect to receive their annual retainer in the form of MetroPCS Communications common stock. If such election is made, the non-employee director is eligible to receive the number of shares of MetroPCS Communications common stock that is equal to (a) the portion of the annual retainer received in MetroPCS Communications common stock divided by the fair market value of the MetroPCS Communications common stock at the time the annual retainer is paid (b) times three. Since the inception of the plan, non-employee directors have been granted 1,066,131 options to purchase MetroPCS Communications common stock and 97,596 of those options have been exercised. Shares of MetroPCS Communications common stock granted under the non-employee director remuneration plan were granted in reliance upon Rule 506 of the Securities Act and options were granted in reliance upon Rule 701 and/or Rule 506 of the Securities Act. We believe other exemptions may also be available.
Issuer Purchases of Equity Securities
     We did not repurchase any equity securities during the period covered by this report.
Item 6. Selected Financial Data
     The following tables set forth selected consolidated financial data. We derived our selected consolidated financial data as of and for the years ended December 31, 2006, 2005 and 2004 from our consolidated financial statements, which were audited by Deloitte & Touche LLP. We derived our selected consolidated financial data as of and for the years ended December 31, 2003 and 2002 from our consolidated financial statements. The historical selected financial data may not be indicative of future performance and should be read in conjunction with “Managements Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In Thousands, Except Share and Per Share Data)
Statement of Operations Data:
Revenues:
Service revenues	$102,293	$369,851	$616,401	$872,100	$1,290,947
Equipment revenues	27,048	81,258	131,849	166,328	255,916

Total revenues	129,341	451,109	748,250	1,038,428	1,546,863
Operating expenses:
Cost of service (excluding depreciation and amortization disclosed separately below)	63,567	122,211	200,806	283,212	445,281
Cost of equipment	106,508	150,832	222,766	300,871	476,877
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)	55,161	94,073	131,510	162,476	243,618

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In Thousands, Except Share and Per Share Data)
Depreciation and amortization	21,472	42,428	62,201	87,895	135,028
(Gain) loss on disposal of assets	(279,659)	392	3,209	(218,203)	8,806

Total operating expenses	(32,951)	409,936	620,492	616,251	1,309,610

Income from operations	162,292	41,173	127,758	422,177	237,253
Other expense (income):
Interest expense	6,720	11,115	19,030	58,033	115,985
Accretion of put option in majority-owned subsidiary	—	—	8	252	770
Interest and other income	(964)	(996)	(2,472)	(8,658)	(21,543)
Loss (gain) on extinguishment of debt	703	(603)	(698)	46,448	51,518

Total other expense	6,459	9,516	15,868	96,075	146,730

Income before provision for income taxes and cumulative effect of change in accounting principle	155,833	31,657	111,890	326,102	90,523
Provision for income taxes	(25,528)	(16,179)	(47,000)	(127,425)	(36,717)

Income before cumulative effect of change in accounting principle	130,305	15,478	64,890	198,677	53,806
Cumulative effect of change in accounting, net of tax	—	(120)	—	—	—

Net income	130,305	15,358	64,890	198,677	53,806
Accrued dividends on Series D Preferred Stock	(10,619)	(18,493)	(21,006)	(21,006)	(21,006)
Accrued dividends on Series E Preferred Stock	—	—	—	(1,019)	(3,000)
Accretion on Series D Preferred Stock	(473)	(473)	(473)	(473)	(473)
Accretion on Series E Preferred Stock	—	—	—	(114)	(339)

Net income (loss) applicable to Common Stock	$119,213	$(3,608)	$43,411	$176,065	$28,988

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In Thousands, Except Share and Per Share Data)
Basic net income (loss) per common share(1):
Income (loss) before cumulative effect of change in accounting principle	$0.72	$(0.03)	$0.18	$0.71	$0.11
Cumulative effect of change in accounting, net of tax	—	(0.00)	—	—	—

Basic net income (loss) per common share	$0.72	$(0.03)	$0.18	$0.71	$0.11

Diluted net income (loss) per common share(1):
Income (loss) before cumulative effect of change in accounting principle	$0.52	$(0.03)	$0.15	$0.62	$0.10
Cumulative effect of change in accounting, net of tax	—	(0.00)	—	—	—

Diluted net income (loss) per common share	$0.52	$(0.03)	$0.15	$0.62	$0.10

Weighted average shares(1):
Basic	108,709,302	109,331,885	126,722,051	135,352,396	155,820,381

Diluted	150,218,097	109,331,885	150,633,686	153,610,589	159,696,608

Other Financial Data:
Net cash (used in) provided by operating activities	$(50,672)	$112,605	$150,379	$283,216	$364,761
Net cash used in investment activities	(88,311)	(306,868)	(190,881)	(905,228)	(1,939,665)
Net cash provided by (used in) financing activities	157,039	201,951	(5,433)	712,244	1,623,693

	As of December 31,
	2002	2003	2004	2005	2006
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents & short-term investments	$60,724	$254,838	$59,441	$503,131	$552,149
Property and equipment, net	352,799	485,032	636,368	831,490	1,256,162
Total assets	554,705	898,939	965,396	2,158,981	4,153,122
Long-term debt (including current maturities)	51,649	195,755	184,999	905,554	2,596,000
Series D Cumulative Convertible Redeemable Participating Preferred Stock	294,423	378,926	400,410	421,889	443,368
Series E Cumulative Convertible Redeemable Participating Preferred Stock	—	—	—	47,796	51,135
Stockholders’ equity	69,397	71,333	125,434	367,906	413,245

(1)	See Note 17 to the consolidated financial statements included elsewhere in this report for an explanation of the calculation of basic and diluted net income (loss) per common share. The calculation of basic and diluted net income (loss) per common share for the years ended December 31, 2002 and 2003 is not included in Note 17 to the consolidated financial statements.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
     Except as expressly stated, the financial condition and results of operations discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of MetroPCS Communications, Inc. and its consolidated subsidiaries.
     We are a wireless telecommunications carrier that currently offers wireless broadband personal communication services, or PCS, primarily in the greater Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento and Tampa/Sarasota/Orlando metropolitan areas. We launched service in the greater Atlanta, Miami and

Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa/Sarasota in October 2005; in Dallas/Ft. Worth in March 2006; in Detroit in April 2006; and Orlando in November 2006. In 2005, Royal Street Communications, LLC or Royal Street Communications, a company in which we own 85% of the limited liability company member interests and with which we have a wholesale arrangement allowing us to sell MetroPCS-branded services to the public, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. Royal Street is in the process of constructing its network infrastructure in its licensed metropolitan areas. We commenced commercial services in Orlando and certain portions of northern Florida in November 2006 and we expect to begin offering services in Los Angeles in the second or third quarter of 2007 through our arrangements with Royal Street Communications.
     As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses. In November 2006, we were granted advanced wireless services, or AWS, licenses covering a total unique population of approximately 117 million for an aggregate purchase price of approximately $1.4 billion. Approximately 69 million of the total licensed population associated with our Auction 66 licenses represents expansion opportunities in geographic areas outside of our Core and Expansion Markets, which we refer to as our Auction 66 Markets. These new expansion opportunities in our Auction 66 Markets cover six of the 25 largest metropolitan areas in the United States. The balance of our Auction 66 Markets, which cover a population of approximately 48 million, supplements or expands the geographic boundaries of our existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 or early 2009. Total estimated capital expenditures to the launch of these operations are expected to be between $18 and $20 per covered population, which equates to a total capital investment of approximately $550 million to $650 million. Total estimated expenditures, including capital expenditures, to become free cash flow positive, defined as Adjusted EBITDA less capital expenditures, is expected to be approximately $29 to $30 per covered population, which equates to $875 million to $1.0 billion based on an estimated initial covered population of approximately 30 to 32 million. We believe that our existing cash, cash equivalents and short-term investments, proceeds from our currently pending initial public offering, and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, through flat rate monthly plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited nationwide long distance service, voicemail, caller ID, call waiting, text messaging, mobile Internet browsing, push e-mail and picture and multimedia messaging. We offer flat rate monthly plans at $30, $35, $40, $45 and $50 as fully described under “Business — MetroPCS Service Plans.” All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is discontinued at the end of the month that was paid for by the customer. For additional fees, we also provide international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming and other value-added services. As of December 31, 2006, over 85% of our customers have selected either our $40 or $45 rate plans. Our flat rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition the above products and services are offered by us in the Royal Street markets. Our arrangements with Royal Street are based on a wholesale model under which we purchase network capacity from Royal Street to allow us to offer our standard products and services in the Royal Street markets to MetroPCS customers under the MetroPCS brand name.
Critical Accounting Policies and Estimates
     The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. You should read this discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this report. The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Our customers have the right to return handsets within a specified time or after a certain amount of use, whichever occurs first. We record an estimate for returns as contra-revenue at the time of recognizing revenue. Our assessment of estimated returns is based on historical return rates. If our customers’ actual returns are not consistent with our estimates of their returns, revenues may be different than initially recorded.
     Effective July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF No. 00-21”), which is being applied on a prospective basis. EITF No. 00-21 also supersedes certain guidance set forth in U.S. Securities and Exchange Commission Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104, “Revenue Recognition.” The consensus addresses the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting and the consideration received is allocated among the separate units of accounting based on their relative fair values.
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
   Allowance for Uncollectible Accounts Receivable
     We maintain allowances for uncollectible accounts for estimated losses resulting from the inability of our independent retailers to pay for equipment purchases and for amounts estimated to be uncollectible for intercarrier compensation. We estimate allowances for uncollectible accounts from independent retailers based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of a material portion of our independent retailers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where we are aware of a specific carrier’s inability to meet its financial obligations to us, we record a specific allowances for intercarrier compensation against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. Total allowance for uncollectible accounts receivable as of December 31, 2006 was approximately 7% of the total amount of gross accounts receivable.

     Inventories
          We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. Total inventory reserves for obsolescent and unmarketable inventory were not significant as of December 31, 2006. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.
     Deferred Income Tax Asset and Other Tax Reserves
          We assess our deferred tax asset and record a valuation allowance, when necessary, to reduce our deferred tax asset to the amount that is more likely than not to be realized. We have considered future taxable income, taxable temporary differences and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period we made that determination.
          We establish reserves when, despite our belief that our tax returns are fully supportable, we believe that certain positions may be challenged and ultimately modified. We adjust the reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of income tax related reserve positions and changes to income tax reserves that we consider appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. Tax reserves as of December 31, 2006 were $23.9 million of which $4.4 million and $19.5 million are presented on the consolidated balance sheet in accounts payable and accrued expenses and other long-term liabilities, respectively.
     Property and Equipment
          Depreciation on property and equipment is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are ten years for network infrastructure assets including capitalized interest, three to seven years for office equipment, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. The estimated life of property and equipment is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the assets could be extended based on the life assigned to new assets added to property and equipment. This could result in a reduction of depreciation expense in future periods.
          We assess the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. If actual results are not consistent with our assumptions and estimates, we may be exposed to an additional impairment charge associated with long-lived assets. The carrying value of property and equipment was approximately $1.3 billion as of December 31, 2006.
     FCC Licenses and Microwave Relocation Costs
          We operate broadband PCS networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for broadband PCS services. In addition, in November 2006, we acquired a number of AWS licenses which can be used to provide services comparable to the PCS services provided by us, and other advanced wireless services. The PCS licenses included the obligation to relocate existing fixed microwave users of our licensed spectrum if our spectrum interfered with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits our system. Additionally, we incurred costs related to microwave relocation in constructing our PCS network. The PCS and AWS licenses and microwave relocation costs are recorded at cost. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses and fifteen years in the case of AWS licenses, the renewal of PCS and AWS licenses is generally a routine matter without substantial cost and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of our PCS and AWS licenses. The carrying value of FCC licenses and microwave relocation costs was approximately $2.1 billion as of December 31, 2006.
          Our primary indefinite-lived intangible assets are our FCC licenses. Based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” (“SFAS No. 142”) we test investments in our FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of our FCC licenses might be impaired. We perform our annual FCC license impairment test as of each September 30th. The impairment test consists of a comparison of the estimated fair value with the carrying value. We estimate the fair value of our FCC licenses using a discounted cash flow model. Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include our weighted average cost of capital and long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. We corroborate our determination of fair value of the FCC licenses, using the discounted cash flow approach described above, with other market-based valuation metrics. Furthermore, we segregate our FCC licenses by regional clusters for the purpose of performing the impairment test because each geographical region is unique. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible asset and charged to results of operations. Historically, we have not experienced significant negative variations between our assumptions and estimates when compared to actual results. However, if actual results are not consistent with our assumptions and estimates, we may be required to record to an impairment charge associated with indefinite-lived intangible assets. Although we do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our FCC licenses or using a methodology other than a discounted cash flow model could result in different values for our FCC licenses and may affect any related impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate and management’s future business plans. A change in management’s future business plans or disposition of one or more FCC licenses could result in the requirement to test certain other FCC licenses. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived FCC licenses, we would be required to test these intangible assets for impairment in accordance with SFAS No. 142 and amortize the intangible asset over its remaining useful life.
          For the license impairment test performed as of December 31, 2006, the fair value of the FCC licenses was in excess of its carrying value. A 10% change in the estimated fair value of the FCC licenses would not have impacted the results of our annual license impairment test.
     Share-Based Payments
          We account for share-based awards exchanged for employee services in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”). Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We adopted SFAS No. 123(R) on January 1, 2006. Prior to 2006, we recognized stock-based compensation expense for employee share-based awards based on their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and followed the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS No. 148”), which amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”).
          We adopted SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective transition method, prior periods are not revised for comparative purposes. The valuation provisions of

SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated under SFAS No. 123 in prior periods.
     We have granted nonqualified stock options. Most of our stock option awards include a service condition that relates only to vesting. The stock option awards generally vest in one to four years from the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.
     The determination of the fair value of stock options using an option-pricing model is affected by our common stock valuation as well as assumptions regarding a number of complex and subjective variables. The methods used to determine these variables are generally similar to the methods used prior to 2006 for purposes of our pro forma information under SFAS No. 148. Factors that our Board of Directors considers in determining the fair market value of our common stock, include the recommendation of our finance and planning committee and of management based on certain data, including discounted cash flow analysis, comparable company analysis and comparable transaction analysis, as well as contemporaneous valuation reports. The volatility assumption is based on a combination of the historical volatility of our common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with our historical volatility because of the lack of sufficient relevant history equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the stock options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by us.
     As share-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recorded stock-based compensation expense of approximately $14.5 million for the year ended December 31, 2006.
     The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the options grants for the years ended December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
Expected dividends	0.00%	0.00%
Expected volatility	35.04%	50.00%
Risk-free interest rate	4.64%	4.24%
Expected lives in years	5.00	5.00
Weighted-average fair value of options:
Granted at below fair value	$10.16	$—
Granted at fair value	$3.75	$3.44
Weighted-average exercise price of options:
Granted at below fair value	$1.49	$—
Granted at fair value	$9.95	$7.13
          The Black-Scholes model requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options.
          During the years ended December 31, 2005 and 2006, the following awards were granted under the Company’s Option Plans:

		Weighted	Weighted	Weighted
	Number of	Average	Average	Average
Grants Made During	Options	Exercise	Market Value	Intrinsic Value
the Quarter Ended	Granted	Price	per Share	per Share
March 31, 2005	60,000	$6.31	$6.31	$0.00
June 30, 2005	—	—	—	—
September 30, 2005	4,922,385	$7.14	$7.14	$0.00
December 31, 2005	856,149	$7.15	$7.15	$0.00
March 31, 2006	2,869,989	$7.15	$7.15	$0.00
June 30, 2006	534,525	$7.54	$7.54	$0.00
September 30, 2006	418,425	$8.67	$8.67	$0.00
December 31, 2006	7,546,854	$10.81	$11.33	$0.53
     Compensation expense is recognized over the requisite service period for the entire award, which is generally the maximum vesting period of the award.
Valuation of Common Stock
     Significant Factors, Assumptions, and Methodologies Used in Determining the Fair Value of our Common Stock.
     The determination of the fair value of our common stock requires us to make judgments that are complex and inherently subjective. Factors that our Board of Directors considers in determining the fair market value of our common stock include the recommendation of our finance and planning committee and of management based on certain data, including discounted cash flow analysis, comparable company analysis and comparable transaction analysis, as well as contemporaneous valuation reports. When determining the fair value of our common stock, we follow the guidance prescribed by the American Institute of Certified Public Accountants in its practice aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation,” (the “Practice Aid”).
     According to the Practice Aid, quoted market prices in active markets are the best evidence of fair value of a security and should be used as the basis for the measurement of fair value, if available. Since quoted market prices for our securities are not available, the estimate of fair value should be based on the best information available, including prices for similar securities and the results of using other valuation techniques. Privately held enterprises or shareholders sometimes engage in arm’s-length cash transactions with unrelated parties for the issuance or sale of their equity securities, and the cash exchanged in such a transaction is, under certain conditions, an observable price that serves the same purpose as a quoted market price. Those conditions are (a) the equity securities in the transaction are the same securities as those with the fair value determination is being made, and (b) the transaction is a current transaction between willing parties. To the extent that arm’s-length cash transactions were available, we utilized those transactions to determine the fair value of our common stock. When arm’s-length transactions as described above were not available, then we utilized other valuation techniques based on a number of methodologies and analyses, including:
•	discounted cash flow analysis;

•	comparable company market multiples; and

•	comparable merger and acquisition transaction multiples.
     Sales of our common stock in arm’s-length cash transactions during the years ended December 31, 2005 and 2006 were as follows:

	Number of	Price	Gross
	Shares	per Share	Proceeds
October 2005	48,847,533	$7.15	$349,422,686
September 2006	1,375,488	$8.67	11,920,896
October 2006	1,654,050	$8.67	14,335,100

Total	51,877,071		$375,678,682

Customer Recognition and Disconnect Policies
     When a new customer subscribes to our service, the first month of service and activation fee is included with the handset purchase. Under GAAP, we are required to allocate the purchase price to the handset and to the wireless service revenue. Generally, the amount allocated to the handset will be less than our cost, and this difference is included in Cost Per Gross Addition, or CPGA. We recognize new customers as gross customer additions upon activation of service. Prior to January 23, 2006, we offered our customers the Metro Promise, which allowed a customer to return a newly purchased handset for a full refund prior to the earlier of 7 days or 60 minutes of use. Beginning on January 23, 2006, we expanded the terms of the Metro Promise to allow a customer to return a newly purchased handset for a full refund prior to the earlier of 30 days or 60 minutes of use. Customers who return their phones under the Metro Promise are reflected as a reduction to gross customer additions. Customers’ monthly service payments are due in advance every month. Our customers must pay their monthly service amount by the payment date or their service will be suspended, or hotlined, and the customer will not be able to make or receive calls on our network. However, a hotlined customer is still able to make E-911 calls in the event of an emergency. There is no service grace period. Any call attempted by a hotlined customer is routed directly to our interactive voice response system and customer service center in order to arrange payment. If the customer pays the amount due within 30 days of the original payment date then the customer’s service is restored. If a hotlined customer does not pay the amount due within 30 days of the payment date the account is disconnected and counted as churn. Once an account is disconnected we charge a $15 reconnect fee upon reactivation to reestablish service and the revenue associated with this fee is deferred and recognized over the estimated life of the customer.
Revenues
     We derive our revenues from the following sources:
     Service. We sell wireless broadband PCS services. The various types of service revenues associated with wireless broadband PCS for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including nationwide long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, mobile Internet browsing, push e-mail and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring activation service charges to customers.
     Equipment. We sell wireless broadband PCS handsets and accessories that are used by our customers in connection with our wireless services. This equipment is also sold to our independent retailers to facilitate distribution to our customers.
Costs and Expenses
     Our costs and expenses include:
     Cost of Service. The major components of our cost of service are:
•	Cell Site Costs. We incur expenses for the rent of cell sites, network facilities, engineering operations, field technicians and related utility and maintenance charges.

•	Intercarrier Compensation. We pay charges to other telecommunications companies for their transport and termination of calls originated by our customers and destined for customers of other networks. These variable charges are based on our customers’ usage and generally applied at pre-negotiated rates with other carriers, although some carriers have sought to impose such charges unilaterally.

•	Variable Long Distance. We pay charges to other telecommunications companies for long distance service provided to our customers. These variable charges are based on our customers’ usage, applied at pre-negotiated rates with the long distance carriers.
     Cost of Equipment. We purchase wireless broadband PCS handsets and accessories from third-party vendors to resell to our customers and independent retailers in connection with our services. We subsidize the sale of handsets to encourage the sale and use of our services. We do not manufacture any of this equipment.
     Selling, General and Administrative Expenses. Our selling expense includes advertising and promotional costs associated with marketing and selling to new customers and fixed charges such as retail store rent and retail associates’ salaries. General and administrative expense includes support functions including, technical operations, finance, accounting, human resources, information technology and legal services. We record stock-based compensation expense in cost of service and selling, general and administrative expenses associated with employee stock options which is measured at the date of grant, based on the estimated fair value of the award. Prior to the adoption of SFAS No. 123(R), we recorded stock-based compensation expense at the end of each reporting period with respect to our variable stock options.
     Depreciation and Amortization. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are ten years for network infrastructure assets and capitalized interest, three to seven years for office equipment, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the term of the respective leases, which includes renewal periods that are reasonably assured, or the estimated useful life of the improvement, whichever is shorter.
     Interest Expense and Interest Income. Interest expense includes interest incurred on our borrowings, amortization of debt issuance costs and amortization of discounts and premiums on long-term debt. Interest income is earned primarily on our cash and cash equivalents.
     Income Taxes. As a result of our operating losses and accelerated depreciation available under federal tax laws, we paid no federal income taxes prior to 2006. For the year ended December 31, 2006, we paid approximately $2.7 million in federal income taxes. In addition, we have paid an immaterial amount of state income tax through December 31, 2006.
Seasonality
     Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third quarters of the year usually combine to result in fewer net customer additions. However, sales activity and churn can be strongly affected by the launch of new markets and promotional activity, which have the ability to reduce or outweigh certain seasonal effects.
Operating Segments
     Operating segments are defined by SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chairman of the Board and Chief Executive Officer.
     As of December 31, 2006, we had eight operating segments based on geographic region within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento, Tampa/Sarasota/Orlando and Los Angeles. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, push e-mail and other value-added services.
     We aggregate our operating segments into two reportable segments: Core Markets and Expansion Markets.
•	Core Markets, which include Atlanta, Miami, San Francisco, and Sacramento, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•	Expansion Markets, which include Dallas/Ft. Worth, Detroit, Tampa/Sarasota/Orlando and Los Angeles, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.
     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. General corporate overhead, which includes expenses such as corporate employee labor costs, rent and utilities, legal, accounting and auditing expenses, is allocated equally across all operating segments. Corporate marketing and advertising expenses are allocated equally to the operating segments, beginning in the period during which we launch service in that operating segment. Expenses associated with our national data center are allocated based on the average number of customers in each operating segment. All intercompany transactions between reportable segments have been eliminated in the presentation of operating segment data.
     Interest expense, interest income, gain/loss on extinguishment of debt and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes.

Results of Operations
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
          Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

Reportable Operating Segment Data	2006	2005	Change
	(In thousands)
REVENUES:
Service revenues:
Core Markets	$1,138,019	$868,681	31%
Expansion Markets	152,928	3,419	**

Total	$1,290,947	$872,100	48%

Equipment revenues:
Core Markets	$208,333	$163,738	27%
Expansion Markets	47,583	2,590	**

Total	$255,916	$166,328	54%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$338,923	$271,437	25%
Expansion Markets	106,358	11,775	**

Total	$445,281	$283,212	57%

Cost of equipment:
Core Markets	$364,281	$293,702	24%
Expansion Markets	112,596	7,169	**

Total	$476,877	$300,871	59%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$158,100	$153,321	3%
Expansion Markets	85,518	9,155	**

Total	$243,618	$162,476	50%

Adjusted EBITDA (Deficit)(2):
Core Markets	$492,773	$316,555	56%
Expansion Markets	(97,214)	(22,090)	**
Depreciation and amortization:
Core Markets	$109,626	$84,436	30%
Expansion Markets	21,941	2,030	**
Other	3,461	1,429	142%

Total	$135,028	$87,895	54%

Stock-based compensation expense:
Core Markets	$7,725	$2,596	198%
Expansion Markets	6,747	—	**

Total	$14,472	$2,596	457%

Income (loss) from operations:
Core Markets	$367,109	$219,777	67%
Expansion Markets	(126,387)	(24,370)	**
Other	(3,469)	226,770	(102)%

Total	$237,253	$422,177	(44)%

**	Not meaningful. The Expansion Markets reportable segment had no significant operations during 2005.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the year ended December 31, 2006, cost of service includes $1.3 million and selling, general and administrative expenses includes $13.2 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA (deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Segments.”
          Service Revenues: Service revenues increased $418.8 million, or 48%, to $1,290.9 million for the year ended December 31, 2006 from $872.1 million for the year ended December 31, 2005. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $269.3 million, or 31%, to $1,138.0 million for the year ended December 31, 2006 from $868.7 million for the year ended December 31, 2005. The increase in service revenues is primarily attributable to net additions of approximately 430,000 customers accounting for $199.2 million of the Core Markets increase, coupled with the migration of existing customers to higher price rate plans accounting for $70.1 million of the Core Markets increase.

The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 rate plan which includes unlimited nationwide long distance and various unlimited data features. In addition, this migration is expected to continue as our higher priced rate plans become more attractive to our existing customer base.

•	Expansion Markets. Expansion Markets service revenues increased $149.5 million to $152.9 million for the year ended December 31, 2006 from $3.4 million for the year ended December 31, 2005. These revenues were attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. Net additions in the Expansion Markets totaled approximately 640,000 customers for the year ended December 31, 2006.
     Equipment Revenues: Equipment revenues increased $89.6 million, or 54%, to $255.9 million for the year ended December 31, 2006 from $166.3 million for the year ended December 31, 2005. The increase is due to increases in Core Markets and Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues increased $44.6 million, or 27%, to $208.3 million for the year ended December 31, 2006 from $163.7 million for the year ended December 31, 2005. The increase in equipment revenues is primarily attributable to the sale of higher priced handset models accounting for $30.2 million of the increase, coupled with the increase in gross customer additions during the year of approximately 130,000 customers, which accounted for $14.4 million of the increase.

•	Expansion Markets. Expansion Markets equipment revenues increased $45.0 million to $47.6 million for the year ended December 31, 2006 from $2.6 million for the year ended December 31, 2005. These revenues were attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. Gross additions in the Expansion Markets totaled approximately 730,000 customers for the year ended December 31, 2006.

The increase in handset model availability is primarily the result of our emphasis on enhancing our product offerings and appealing to our customer base in connection with our wireless services.
     Cost of Services: Cost of Service increased $162.1 million, or 57%, to $445.3 million for the year ended December 31, 2006 from $283.2 million for the year ended December 31, 2005. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $67.5 million, or 25%, to $338.9 million for the year ended December 31, 2006 from $271.4 million for the year ended December 31, 2005. The increase in cost of service was primarily attributable to a $14.8 million increase in federal universal service fund, or FUSF, fees, a $13.2 million increase in long distance costs, a $7.7 million increase in cell site and switch facility lease expense, a $6.4 million increase in customer service expense, a $5.9 million increase in intercarrier compensation, and a $4.3 million increase in employee costs, all of which are a result of the 23% growth in our Core Markets customer base and the addition of approximately 350 cell sites to our existing network infrastructure.

•	Expansion Markets. Expansion Markets cost of service increased $94.6 million to $106.4 million for the year ended December 31, 2006 from $11.8 million for the year ended December 31, 2005. These increases were attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. The increase in cost of service was primarily attributable to a $22.3 million increase in cell site and switch facility lease expense, a $13.8 million increase in employee costs, a $9.3 million increase in intercarrier compensation, $8.2 million in long distance costs, $8.2 million in customer service expense and $3.5 million in billing expenses.
     Cost of Equipment: Cost of equipment increased $176.0 million, or 59%, to $476.9 million for the year ended December 31, 2006 from $300.9 million for the year ended December 31, 2005. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $70.6 million, or 24%, to $364.3 million for the year ended December 31, 2006 from $293.7 million for the year ended December 31, 2005. The increase in equipment costs is primarily attributable to the sale of higher cost handset models accounting for $44.7 million of the increase. The increase in gross customer additions during the year of approximately 130,000 customers as well as the sale of new handsets to existing customers accounted for $25.9 million of the increase.

•	Expansion Markets. Expansion Markets costs of equipment increased $105.4 million to $112.6 million for the year ended December 31, 2006 from $7.2 million for the year ended December 31, 2005. These costs were primarily attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $81.1 million, or 50%, to $243.6 million for the year ended December 31, 2006 from $162.5 million for the year ended December 31, 2005. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $4.8 million, or 3%, to $158.1 million for the year ended December 31, 2006 from $153.3 million for the year ended December 31, 2005. Selling expenses increased by $10.7 million, or approximately 18% for the year ended December 31, 2006 compared to year ended December 31, 2005. General and administrative expenses decreased by $5.9 million, or approximately 6% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in selling expenses is primarily due to an increase in advertising and market research expenses which were incurred to support the growth in the Core Markets. This increase in selling expenses was offset by a decrease in general and administrative expenses, which were higher in 2005 because they included approximately $5.9 million in legal and accounting expenses associated with an internal investigation related to material weaknesses in our internal control over financial reporting as well as financial statement audits related to our restatement efforts.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $76.3 million to $85.5 million for the year ended December 31, 2006 from $9.2 million for the year ended December 31, 2005. Selling expenses increased $31.5 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase in selling expenses was related to marketing and advertising expenses associated with the launch of the Dallas/Ft. Worth metropolitan area, the Detroit metropolitan area, and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area. General and administrative expenses increased by $44.8 million for the year ended December 31, 2006 compared to the same period in 2005 due to labor, rent, legal and professional fees and various administrative expenses incurred in relation to the launch of the Dallas/Ft. Worth metropolitan area, Detroit metropolitan area, and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area as well as build-out expenses related to the Los Angeles metropolitan area.
     Depreciation and Amortization. Depreciation and amortization expense increased $47.1 million, or 54%, to $135.0 million for the year ended December 31, 2006 from $87.9 million for the year ended December 31, 2005. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation and amortization expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $25.2 million, or

30%, to $109.6 million for the year ended December 31, 2006 from $84.4 million for the year ended December 31, 2005. The increase related primarily to an increase in network infrastructure assets placed into service during the year ended December 31, 2006. We added approximately 350 cell sites in our Core Markets during this period to increase the capacity of our existing network and expand our footprint.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $19.9 million to $21.9 million for the year ended December 31, 2006 from $2.0 million for the year ended December 31, 2005. The increase related to network infrastructure assets that were placed into service as a result of the launch of the Dallas/Ft. Worth metropolitan area, the Detroit metropolitan area, and expansion of the Tampa/Sarasota area to include the Orlando metropolitan area.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $11.9 million, or 457%, to $14.5 million for the year ended December 31, 2006 from $2.6 million for the year ended December 31, 2005. The increase is primarily due to increases in Core Markets and Expansion Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense increased $5.1 million, or 198%, to $7.7 million for the year ended December 31, 2006 from $2.6 million for the year ended December 31, 2005. The increase is primarily related to the adoption of SFAS No. 123(R) on January 1, 2006. In addition, in December 2006, we amended the stock option agreements of a former member of our board of directors to extend the contractual life of 405,054 vested options to purchase common stock until December 31, 2006. This amendment resulted in the recognition of additional stock-based compensation expense of approximately $4.1 million in the fourth quarter of 2006.

•	Expansion Markets. Expansion Markets stock-based compensation expense was $6.8 million for the year ended December 31, 2006. This expense is attributable to stock options granted to employees in our Expansion Markets which are being accounted for under SFAS No. 123(R) as of January 1, 2006.

Consolidated Data	2006	2005	Change
	(In thousands)
Loss (gain) on disposal of assets	$8,806	$(218,203)	104%
Loss on extinguishment of debt	51,518	46,448	11%
Interest expense	115,985	58,033	100%
Provision for income taxes	36,717	127,425	(72)%
Net income	53,806	198,677	(73)%
     Loss (Gain) on Disposal of Assets. In May 2005, we completed the sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area for cash consideration of $230.0 million. The sale of PCS spectrum resulted in a gain on disposal of asset in the amount of $228.2 million.
     Loss on Extinguishment of Debt. In November 2006, we repaid all amounts outstanding under our first and second lien credit agreements and the exchangeable secured and unsecured bridge credit agreements. As a result, we recorded a loss on extinguishment of debt in the amount of approximately $42.7 million of the first and second lien credit agreements and an approximately $9.4 million loss on the extinguishment of the exchangeable secured and unsecured bridge credit agreements. In May 2005, we repaid all of the outstanding debt under our FCC notes, 10 3/4% senior notes and bridge credit agreement. As a result, we recorded a $1.9 million loss on the extinguishment of the FCC notes; a $34.0 million loss on extinguishment of the 10 3/4% senior notes; and a $10.4 million loss on the extinguishment of the bridge credit agreement.
     Interest Expense. Interest expense increased $58.0 million, or 100%, to $116.0 million for the year ended December 31, 2006 from $58.0 million for the year ended December 31, 2005. The increase in interest expense was primarily due to increased average principal balance outstanding as a result of additional borrowings of $150.0 million under our first and second lien credit agreements in the fourth quarter of 2005, $200.0 million under the secured bridge credit facility in the third quarter of 2006 and an additional $1,300.0 million under the secured and unsecured bridge credit facilities in the fourth quarter of 2006. Interest expense also increased due to the weighted average interest rate increasing to 10.30% for the year ended December 31, 2006 compared to 8.92% for the year ended December 31, 2005. The increase in interest expense was partially offset by the capitalization of $17.5 million of interest during the year ended December 31, 2006, compared to $3.6 million of interest capitalized during the same period in 2005. We capitalize interest costs associated with our FCC licenses and property and equipment beginning with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. With respect to our FCC licenses, capitalization of interest costs ceases at the point in time in which the asset is ready for its intended use, which generally coincides with the market launch date. In the case of our property and equipment, capitalization of interest costs ceases at the point in time in which the network assets are placed into service. We expect capitalized interest to be significant during the construction of our additional Expansion Markets and related network assets.
     Provision for Income Taxes. Income tax expense for the year ended December 31, 2006 decreased to $36.7 million, which is approximately 41% of our income before provision for income taxes. For the year ended December 31, 2005 the provision for income taxes was $127.4 million, or approximately 39% of income before provision for income taxes. The year ended December 31, 2005 included a gain on the sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area in the amount of $228.2 million.
     Net Income. Net income decreased $144.9 million, or 73%, to $53.8 million for the year ended December 31, 2006 compared to $198.7 million for the year ended December 31, 2005. The significant decrease is primarily attributable to our non-recurring sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area in May 2005 for cash consideration of $230.0 million. The sale of PCS spectrum resulted in a gain on disposal of asset in the amount of $139.2 million, net of income taxes. Net income for the year ended December 31, 2006, excluding the tax effected impact of the gain on the sale of the PCS license, decreased approximately 10%. The decrease in net income, excluding the tax effected impact of the gain on the sale of spectrum, is primarily due to the increase in operating losses in our Expansion Markets. This increase in operating losses in our Expansion Markets is attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006, and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006 as well as build-out expenses related to the Los Angeles metropolitan area.
     We have obtained positive operating income in our Core Markets at or before five full quarters of operations. Based on our experience to date in our Expansion Markets and current industry trends, we expect our Expansion Markets to achieve positive operating income in a period similar to or better than the Core Markets.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
          Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated. For the year ended December 31, 2004, the consolidated financial information represents the Core Markets reportable operating segment, as the Expansion Markets reportable operating segment had no operations until 2005.

Reportable Operating Segment Data	2005	2004	Change
	(In Thousands)
REVENUES:
Service revenues:
Core Markets	$868,681	$616,401	41%
Expansion Markets	3,419	—	**

Total	$872,100	$616,401	41%

Equipment revenues:
Core Markets	$163,738	$131,849	24%
Expansion Markets	2,590	—	**

Total	$166,328	$131,849	26%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below):
Core Markets	$271,437	$200,806	35%
Expansion Markets	11,775	—	**

Total	$283,212	$200,806	41%

Cost of equipment:
Core Markets	$293,702	$222,766	32%
Expansion Markets	7,169	—	**

Total	$300,871	$222,766	35%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$153,321	$131,510	17%
Expansion Markets	9,155	—	**

Total	$162,476	$131,510	24%

Adjusted EBITDA (Deficit)(2):
Core Markets	$316,555	$203,597	55%
Expansion Markets	(22,090)	—	**
Depreciation and amortization:
Core Markets	$84,436	$61,286	38%
Expansion Markets	2,030	—	**
Other	1,429	915	56%

Total	$87,895	$62,201	41%

Stock-based compensation expense:
Core Markets	$2,596	$10,429	(75)%
Expansion Markets	—	—	—

Total	$2,596	$10,429	(75)%

Income (loss) from operations:
Core Markets	$219,777	$128,673	71%
Expansion Markets	(24,370)	—	**
Other	226,770	(915)	**

Total	$422,177	$127,758	230%

**	Not meaningful. The Expansion Markets reportable segment had no operations until 2005.

(1)	Selling, general and administrative expenses include stock-based compensation expense disclosed separately.

(2)	Core and Expansion Markets Adjusted EBITDA (deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Segments.”
          Service Revenues. Service revenues increased $255.7 million, or 41%, to $872.1 million for the year ended December 31, 2005 from $616.4 million for the year ended December 31, 2004. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $252.3 million, or 41%, to $868.7 million for the year ended December 31, 2005 from $616.4 million for the year ended December 31, 2004. The increase in service revenues is primarily attributable to net additions of approximately 473,000 customers accounting for $231.8 million of the Core Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for

$20.5 million of the Core Markets increase.

The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 rate plan which includes unlimited nationwide long distance and various unlimited data features. In addition, this migration is expected to continue as our higher priced rate plans become more attractive to our existing customer base.

•	Expansion Markets. Expansion Markets service revenues were $3.4 million for the year ended December 31, 2005. These revenues are attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005. Net additions in the Tampa/Sarasota metropolitan area totaled approximately 53,000 customers.
          Equipment Revenues. Equipment revenues increased $34.5 million, or 26%, to $166.3 million for the year ended December 31, 2005 from $131.8 million for the year ended December 31, 2004. The increase is due to increases in Core Markets and Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues increased $31.9 million, or 24%, to $163.7 million for the year ended December 31, 2005 from $131.8 million for the year ended December 31, 2004. The increase in revenues was primarily attributable to an increase in sales to new customers of $32.6 million, a 60% increase over 2004. During the year ended December 31, 2005, Core Markets gross customer additions increased 30% to approximately 1,478,500 customers compared to 2004.

•	Expansion Markets. Expansion Markets equipment revenues were $2.6 million for the year ended December 31, 2005. These revenues are attributable to approximately 53,600 gross customer additions due to the launch of the Tampa/Sarasota metropolitan area in October 2005.
          Cost of Service. Cost of service increased $82.4 million, or 41%, to $283.2 million for the year ended December 31, 2005 from $200.8 million for the year ended December 31, 2004. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $70.6 million, or 35%, to $271.4 million for the year ended December 31, 2005 from $200.8 million for the year ended December 31, 2004. The increase was primarily attributable to a $12.9 million increase in intercarrier compensation, a $12.3 million increase in long distance costs, a $9.5 million increase in cell site and switch facility lease expense, a $5.6 million increase in customer service expense, a $3.9 million increase in billing expenses and $2.6 million increase in employee costs, which were a result of the 34% growth in our customer base and the addition of 315 cell sites to our existing network infrastructure.

•	Expansion Markets. Expansion Markets cost of service was $11.8 million for the year ended December 31, 2005. These expenses are attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, which contributed net additions of approximately 53,000 customers during 2005. Cost of service included employee costs of $4.1 million, cell site and switch facility lease expense of 3.4 million, repair and maintenance expense of $1.6 million and intercarrier compensation of $1.0 million.
          Cost of Equipment. Cost of equipment increased $78.1 million, or 35%, to $300.9 million for the year ended December 31, 2005 from $222.8 million for the year ended December 31, 2004. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $70.9 million, or 32%, to $293.7 million for the year ended December 31, 2005 from $222.8 million for the year ended December 31, 2004. The increase in cost of equipment is due to the 30% increase in gross customer additions during 2005 compared to the year ended December 31, 2004.

•	Expansion Markets. Expansion Markets cost of equipment was $7.2 million for the year ended

December 31, 2005. This cost is attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, which resulted in approximately 53,600 activations during 2005.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $31.0 million, or 24%, to $162.5 million for the year ended December 31, 2005 from $131.5 million for the year ended December 31, 2004. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $21.8 million, or 17%, to $153.3 million for the year ended December 31, 2005 from $131.5 million for the year ended December 31, 2004. Selling expenses increased by $6.3 million, or 12% for the year ended December 31, 2005 compared to 2004. General and administrative expenses increased by $15.5 million, or 20%, during 2005 compared to 2004. The significant increase in general and administrative expenses was primarily driven by increases in accounting and auditing fees of $4.9 million and increases in professional service fees of $3.6 million due to substantial legal and accounting expenses associated with an internal investigation related to material weaknesses in our internal control over financial reporting as well as financial statement audits related to our restatement efforts. We also experienced a $6.6 million increase in labor costs associated with new employee additions necessary to support the growth in our business. These increases were offset by a $7.8 million decrease in stock-based compensation expense.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses were $9.2 million for the year ended December 31, 2005. Selling expenses were $3.5 million and general and administrative expenses were $5.7 million for 2005. These expenses are comprised of marketing and advertising expenses as well as labor, rent, professional fees and various administrative expenses associated with the launch of the Tampa/Sarasota metropolitan area in October 2005 and build-out of the Dallas/Ft. Worth and Detroit metropolitan areas.
          Depreciation and Amortization. Depreciation and amortization expense increased $25.7 million, or 41%, to $87.9 million for the year ended December 31, 2005 from $62.2 million for the year ended December 31, 2004. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $23.1 million, or 38%, to $84.4 million for the year ended December 31, 2005 from $61.3 million for the year ended December 31, 2004. The increase related primarily to an increase in network infrastructure assets placed into service during 2005, compared to the year ended December 31, 2004. We added 315 cell sites in our Core Markets during the year ended December 31, 2005 to increase the capacity of our existing network and expand our footprint.

•	Expansion Markets. Expansion Markets depreciation and amortization expense was $2.0 million for the year ended December 31, 2005. This expense is attributable to network infrastructure assets placed into service as a result of the launch of the Tampa/Sarasota metropolitan area.

Consolidated Data	2005	2004	Change
	(In Thousands)
Loss (gain) on disposal of assets	$(218,203)	$3,209	**
(Gain) loss on extinguishment of debt	46,448	(698)	**
Interest expense	58,033	19,030	205%
Provision for income taxes	127,425	47,000	171%
Net income	198,677	64,890	206%

**	Not meaningful
          Loss (Gain) on Disposal of Assets. In May 2005, we completed the sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area for cash consideration of $230.0 million. The sale of PCS spectrum resulted in a gain on disposal of asset in the amount of $228.2 million.
          (Gain) Loss on Extinguishment of Debt. In May 2005, we repaid all of the outstanding debt under our FCC notes, Senior Notes and bridge credit agreement. As a result, we recorded a $1.9 million loss on the extinguishment of the FCC notes; a $34.0 million loss on extinguishment of the Senior Notes; and a $10.4 million loss on the extinguishment of the bridge credit agreement.
     Interest Expense. Interest expense increased $39.0 million, or 205%, to $58.0 million for the year ended December 31, 2005 from $19.0 million for the year ended December 31, 2004. The increase was primarily attributable to $40.9 million in interest expense related to our Credit Agreements that were executed on May 31, 2005 as well as the amortization of the deferred debt issuance costs in the amount of $3.6 million associated with the Credit Agreements. On May 31, 2005, we paid all of our outstanding obligations under our FCC notes and Senior Notes, which generally had lower interest rates than our Credit Agreements.
     Provision for Income Taxes. Income tax expense for year ended December 31, 2005 increased to $127.4 million, which is approximately 39% of our income before provision for income taxes. For the year ended December 31, 2004 the provision for income taxes was $47.0 million, or approximately 42% of income before provision for income taxes. The increase in our income tax expense in 2005 was attributable to our increased operating profits. The decrease in the effective tax rate from 2004 to 2005 relates primarily to the increase in book income which lowers the effective rate of tax items included in the calculation.
     Net Income. Net income increased $133.8 million, or 206%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The significant increase in net income is primarily attributable to our nonrecurring sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area in May 2005 for cash consideration of $230.0 million. The sale of PCS spectrum resulted in a gain on disposal of asset in the amount of $139.2 million, net of income taxes. In addition, growth in average customers of approximately 37% during 2005 also contributed to the increase in net income for the year ended December 31, 2005. These increases were partially offset by a $46.5 million loss on extinguishment of debt.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     For the years ended December 31, 2004 and 2003, the consolidated summary information presented below represents Core Markets reportable segment information, as the Expansion Markets reportable segment had no operations until 2005.
     Set forth below is a summary of certain financial information for the periods indicated:

	2004	2003	Change
	(In Thousands)
Revenues
Service revenues	$616,401	$369,851	67%
Equipment revenues	131,849	81,258	62%
Cost of service (excluding depreciation and amortization disclosed separately below)	200,806	122,211	64%
Cost of equipment	222,766	150,832	48%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)	131,510	94,073	40%
Depreciation and amortization	62,201	42,428	47%
Interest expense	19,030	11,115	71%
Provision for income taxes	47,000	16,179	191%
Net income	64,890	15,358	323%
     Service Revenues. Service revenues increased $246.5 million, or 67%, to $616.4 million for the year ended December 31, 2004 from $369.9 million for the year ended December 31, 2003. The increase is primarily attributable to the addition of approximately 422,000 customers accounting for $159.7 million of the increase, coupled with the migration of existing customers to higher priced rate plans accounting for $86.8 million of the increase.
     The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 rate plan, which includes unlimited nationwide long distance and various unlimited data features. In addition, this migration is expected to continue as our higher priced rate plans become more attractive to our existing customer base.

     Equipment Revenues. Equipment revenues increased $50.6 million, or 62%, to $131.9 million for the year ended December 31, 2004 from $81.3 million for the year ended December 31, 2003. The increase is attributable to higher priced handset models accounting for $28.7 million of the increase; coupled with the increase in gross customer additions during the year of approximately 240,000 customers accounting for $21.9 million of the increase.
     The increase in handset model availability is primarily the result of our emphasis on enhancing our product offerings and appealing to our customer base in connection with our wireless services.
     Cost of Service. Cost of service increased $78.6 million, or 64%, to $200.8 million for the year ended December 31, 2004 from $122.2 million for the year ended December 31, 2003. The increase was attributable to the addition of approximately 422,000 customers during the year. Additionally, employee costs, cell site and switch facility lease expense and repair and maintenance expense increased as a result of the growth of our business and the expansion of our network.
     Cost of Equipment. Cost of equipment increased $71.9 million, or 48%, to $222.7 million for the year ended December 31, 2004 from $150.8 million for the year ended December 31, 2003. The increase in cost of equipment was due to a slight increase in the average handset cost per unit which related to an increase in sales of higher priced handset models in 2004. In addition, we experienced an increase in the number of handsets sold to new customers during the year.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $37.4 million, or 40%, to $131.5 million for the year ended December 31, 2004 from $94.1 million for the year ended December 31, 2003. Selling, general and administrative expenses include stock-based compensation expense, which increased $4.8 million, or 87%, to $10.4 million for the year ended December 31, 2004 from $5.6 million for the year ended December 31, 2003. This increase was primarily related to the extension of the exercise period of stock options for a terminated employee in the amount of approximately $3.6 million. The remaining increase was a result of an increase in the estimated fair market value of our stock used for valuing stock options accounted for under variable accounting. Selling expenses increased by $8.6 million as a result of increased sales and marketing activities. General and administrative expenses increased by $25.6 million primarily due to the increase in our administrative costs associated with our customer base and to network expansion, a $8.1 million increase in professional fees including legal and accounting services, a $3.7 million increase in employee salaries and benefits, a $3.6 million increase in bank service charges, a $0.5 million increase in rent expense, a $1.2 million increase in personal property tax expense, and a $1.1 million increase in property insurance. Of the $8.1 million increase in professional fees, approximately $3.2 million was related to the preparation of a registration statement for an initial public offering of our common stock to the public. These costs were expensed, as this initial public offering was not completed and the registration statement was withdrawn.
     Depreciation and Amortization. Depreciation and amortization expense increased $19.8 million, or 47%, to $62.2 million for the year ended December 31, 2004 from $42.4 million for the year ended December 31, 2003. The increase related primarily to an increase in network infrastructure assets placed into service in 2004. In-service base stations and switching equipment increased by approximately $237.2 million during the year ended December 31, 2004. In addition, we had 460 more cell sites in service at December 31, 2004 than at December 31, 2003. We expect depreciation to continue to increase due to the additional cell sites, switches and other network equipment that we plan to place in service to meet future customer growth and usage.
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

     Net Income. Net income increased $49.5 million, or 323%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase in net income is primarily attributable to growth in average customers of approximately 56% for the year ended December 31, 2004 compared to the same period in 2003 in addition to the migration of existing customers to higher priced rate plans.
Quarterly Results of Operations
     The following tables present our unaudited condensed consolidated quarterly statement of operations data for the years ended December 31, 2005 and 2006. We derived our quarterly results of operations data from our unaudited consolidated financial statements.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands)
REVENUES:
Service revenues	$196,898	$212,697	$221,615	$240,891
Equipment revenues	39,058	37,992	41,940	47,338

Total revenues	235,956	250,689	263,555	288,229
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	63,735	65,944	72,261	81,272
Cost of equipment	68,101	65,287	77,140	90,342
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	37,849	39,342	39,016	46,270
Depreciation and amortization	19,270	20,714	21,911	26,001
Loss (gain) on disposal of assets	1,160	(224,901)	5,449	88

Total operating expenses	190,115	(33,614)	215,777	243,973

Income from operations	45,841	284,303	47,778	44,256
OTHER EXPENSE (INCOME):
Interest expense	8,036	15,761	17,069	17,167
Accretion of put option in majority-owned subsidiary	62	62	62	64
Interest and other income	(557)	(1,215)	(3,105)	(3,781)
Loss on extinguishment of debt	867	45,581	—	—

Total other expense	8,408	60,189	14,026	13,450
Income before provision for income taxes	37,433	224,114	33,752	30,806
Provision for income taxes	(14,633)	(87,632)	(13,196)	(11,965)

Net income	$22,800	$136,482	$20,556	$18,841

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands)
REVENUES:
Service revenues	$275,416	$307,843	$332,920	$374,768
Equipment revenues	54,045	60,351	63,196	78,324

Total revenues	329,461	368,194	396,116	453,092
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	92,489	107,497	113,524	131,771
Cost of equipment	100,911	112,005	117,982	145,979
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	51,437	60,264	60,220	71,697
Depreciation and amortization	27,260	32,316	36,611	38,841
Loss (gain) on disposal of assets	10,365	2,013	(1,615)	(1,957)

Total operating expenses	282,462	314,095	326,722	386,331

Income from operations	46,999	54,099	69,394	66,761
OTHER EXPENSE (INCOME):
Interest expense	20,885	21,713	24,811	48,576
Accretion of put option in majority owned subsidiary	157	203	203	207
Interest and other income	(4,572)	(6,147)	(4,386)	(6,438)
(Gain) loss on extinguishment of deb	(217)	(27)	—	51,762

Total other expense	16,253	15,742	20,628	94,107
Income (loss) before provision for income taxes	30,746	38,357	48,766	(27,346)
Provision for income taxes	(12,377)	(15,368)	(19,500)	10,528

Net income (loss)	$18,369	$22,989	$29,266	$(16,818)

Performance Measures
     In managing our business and assessing our financial performance, we supplement the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the wireless industry. These metrics include average revenue per user per month, or ARPU, which measures service revenue per customer; cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer; cost per user per month, or CPU, which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. For a reconciliation of Non-GAAP performance measures and a further discussion of the measures, please read “— Reconciliation of Non-GAAP Financial Measures” below.
     The following table shows annual metric information for 2004, 2005 and 2006.

	Year Ended December 31,
	2004	2005	2006
Customers:
End of period	1,398,732	1,924,621	2,940,986
Net additions	421,833	525,889	1,016,365
Churn:
Average monthly rate	4.9%	5.1%	4.6%
ARPU	$41.13	$42.40	$42.98
CPGA	$103.78	$102.70	$117.58
CPU	$18.95	$19.57	$19.65
     Customers. Net customer additions were 1,016,365 for the year ended December 31, 2006, compared to 525,889 for the year ended December 31, 2005, an increase of 93%. Total customers were 2,940,986 as of December 31, 2006, an increase of 53% over the customer total as of December 31, 2005. Total customers as of December 31, 2005 were approximately 1.9 million, an increase of 38% over the total customers as of December 31, 2004. These increases are primarily attributable to the continued demand for our service offering.
     Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count that phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the year ended December 31, 2006 was 4.6% compared to 5.1% for the year ended December 31, 2005. Based upon a change in the allowable return period from 7 days to 30 days, we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. This revision reduces deactivations and gross customer additions commencing March 23, 2006, and reduces churn. Churn computed under the original 7 day allowable return period would have been 5.1% for the year ended December 31, 2006. Our average monthly rate of customer turnover, or churn, was 5.1% and 4.9% for the years ended December 31, 2005 and 2004, respectively. Average monthly churn rates for selected traditional wireless carriers ranges from 1.0% to 2.6% for post-pay customers and over 6.0% for pre-pay customers based on public filings or press releases.
     Average Revenue Per User. ARPU represents (a) service revenues less activation revenues, E-911, FUSF, and vendor’s compensation charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $42.98 and $42.40 for the years ended December 31, 2006 and 2005, respectively, an increase of $0.58, or 1.4%. ARPU increased $1.27, or approximately 3.1%, during 2005 from $41.13 for the year ended December 31, 2004. The increase in ARPU was primarily the result of attracting customers to higher priced service plans, which include unlimited nationwide long distance for $40 per month as well as unlimited nationwide long distance and certain calling and data features on an unlimited basis for $45 per month.
     Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs have increased to $117.58 for the year ended December 31, 2006 from $102.70 for the year ended December 31, 2005, which was primarily driven by the selling expenses associated with the launch of the Dallas/Ft. Worth metropolitan area, the Detroit metropolitan area and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area. In addition, on January 23, 2006, we revised the terms of our return policy from 7 days to 30 days, and as a result we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. This revision, commencing March 23, 2006, reduces deactivations and gross customer additions and increases CPGA. CPGA decreased $1.08, or 1.0%, in 2005 from $103.78 for the year ended December 31, 2004. The decrease in CPGA was the result of the higher rate of growth in customer activations and the relatively fixed nature of the expenses associated with those activations.
     Cost Per User. CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by sum of the average monthly number of customers during such period. CPU for the years ended December 31, 2006 and 2005 was $19.65 and $19.57, respectively. CPU for the year ended December 31, 2004 was $18.95. We continue to achieve cost benefits due to the increasing scale of our business. However, these benefits have been offset by a combination of the construction and launch expenses associated with our Expansion Markets, which contributed approximately $3.42 of additional CPU for the year ended December 31, 2006. In addition, CPU has increased historically due to costs associated with higher ARPU service plans such as those related to unlimited nationwide long distance. During the years ended December 31, 2004 and 2005, CPU was impacted by substantial legal and accounting expenses in the amount of approximately $1.5 million and $5.9 million, respectively, associated with an internal investigation related to material weaknesses in our internal control over financial reporting as well as financial statement audits related to our restatement efforts.
     The following table shows quarterly metric information for the year ended December 31, 2005 and December 31, 2006.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
Customers:
End of period	1,567,969	1,645,174	1,739,787	1,924,621	2,170,059	2,418,909	2,616,532	2,940,986
Net additions	169,236	77,205	94,613	184,834	245,437	248,850	197,623	324,454
Churn(1):
Average monthly rate	4.3%	5.1%	5.6%	5.2%	4.4%	4.5%	5.0%	4.5%
ARPU	$42.57	$42.32	$42.16	$42.55	$43.12	$42.86	$42.78	$43.15
CPGA(1)	$100.15	$101.63	$102.56	$105.50	$106.26	$122.20	$120.29	$120.01
CPU	$19.33	$18.50	$19.61	$20.67	$20.11	$19.78	$19.15	$19.67

(1)	On January 23, 2006, we revised the terms of our return policy from 7 days to 30 days, and as a result we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. This revision, commencing March 23, 2006, reduces deactivations and gross customer additions, which reduces churn and increases CPGA. Churn computed under the original 7 day allowable return period would have been 4.5%, 5.2%, 5.7% and 5.0% for the three month periods ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively. CPGA computed under the original 7 day allowable return period would have been $105.33, $113.11, $110.43 and $113.67 for the three month periods ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

Core Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)
Core Markets Customers:
End of period	1,398,732	1,871,665	2,300,958
Net additions	421,833	472,933	429,293
Core Markets Adjusted EBITDA	$203,597	$316,555	$492,773
Core Markets Adjusted EBITDA as a Percent of Service Revenues	33.0%	36.4%	43.3%
     We launched our service initially in 2002 in the greater Miami, Atlanta, Sacramento and San Francisco metropolitan areas. Our Core Markets have a licensed population of approximately 26 million, of which our networks currently cover approximately 22 million. In addition, we had positive adjusted earnings before interest, taxes, depreciation and amortization, gain/loss on disposal of assets, accretion of put option in majority-owned subsidiary, gain/loss on extinguishment of debt, cumulative effect of change in accounting principle and non-cash stock-based compensation, or Adjusted EBITDA, in our Core Markets after only four full quarters of operations.
     Customers. Net customer additions in our Core Markets were 429,293 for the year ended December 31, 2006, compared to 472,933 for the year ended December 31, 2005. Total customers were 2,300,958 as of December 31, 2006, an increase of 23% over the customer total as of December 31, 2005. Net customer additions in our Core Markets were 472,933 for the year ended December 31, 2005, bringing our total customers to approximately 1.9 million as of December 31, 2005, an increase of 34% over the total customers as of December 31, 2004. These increases are primarily attributable to the continued demand for our service offering.
     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the year ended December 31, 2006, Core Markets Adjusted EBITDA was $492.8 million compared to $316.6 million for the year ended December 31, 2005. For the year ended December 31, 2004, Core Markets Adjusted EBITDA was $203.6 million. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the year ended December 31, 2006 and 2005 was 43% and 36%, respectively. Core Markets Adjusted EBITDA as a percent of service revenues for the year ended December 31, 2004 was 33%. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.
     The following table shows a summary of certain quarterly key performance measures for the periods indicated for our Core Markets.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(Dollars in thousands)
Core Markets Customers:
End of period	1,567,969	1,645,174	1,739,441	1,871,665	2,055,550	2,119,168	2,174,264	2,300,958
Net additions	169,236	77,205	94,267	132,224	183,884	63,618	55,096	126,694
Core Markets Adjusted EBITDA	$68,036	$84,321	$81,133	$83,064	$109,120	$127,182	$128,283	$128,188
Core Markets Adjusted EBITDA as a Percent of Service Revenues	34.6%	39.6%	36.6%	35.0%	41.2%	45.2%	45.0%	41.8%

Expansion Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Expansion Markets:

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)
Expansion Markets Customers:
End of period	—	52,956	640,028
Net additions	—	52,956	587,072
Expansion Markets Adjusted EBITDA (Deficit)	—	$(22,090)	$(97,214)
     Customers. Net customer additions in our Expansion Markets were 587,072 for the year ended December 31, 2006. Total customers were 640,028 as of December 31, 2006 compared to 52,956 for the year ended December 31, 2005. The increase in customers was primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. Net customer additions in our Expansion Markets were 52,956 for the year ended December 31, 2005, which was attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005.
     Adjusted EBITDA (Deficit). Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the year ended December 31, 2006, Expansion Markets Adjusted EBITDA deficit was $97.2 million compared to $22.1 million for the year ended December 31, 2005. The increases in Adjusted EBITDA deficit, when compared to the same periods in the previous year, were attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006 as well as expenses associated with the construction of the Los Angeles metropolitan area.
     The following table shows a summary of certain quarterly key performance measures for the periods indicated for our Expansion Markets.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(Dollars in thousands)
Expansion Markets Customers:
End of period	—	—	346	52,956	114,509	299,741	442,268	640,028
Net additions	—	—	346	52,610	61,553	185,232	142,527	197,760
Expansion Markets Adjusted EBITDA (Deficit)	$(901)	$(2,105)	$(5,659)	$(13,425)	$(22,685)	$(36,596)	$(20,112)	$(17,821)
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
     Average revenue per user, or ARPU, cost per gross addition, or CPGA, and cost per user, or CPU, are non-GAAP financial measures utilized by our management to judge our ability to meet our liquidity requirements and to evaluate our operating performance. We believe these measures are important in understanding the performance of our operations from period to period, and although every company in the wireless industry does not define each of these measures in precisely the same way, we believe that these measures (which are common in the wireless industry) facilitate key liquidity and operating performance comparisons with other companies in the wireless industry. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

     ARPU — We utilize average revenue per user, or ARPU, to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. ARPU is calculated exclusive of activation revenues, as these amounts are a component of our costs of acquiring new customers and are included in our calculation of CPGA. ARPU is also calculated exclusive of E-911, FUSF and vendor’s compensation charges, as these are generally pass through charges that we collect from our customers and remit to the appropriate government agencies.
     Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. The following table shows the calculation of ARPU for the periods indicated.

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$616,401	$872,100	$1,290,947
Less:
Activation revenues	(7,874)	(6,808)	(8,297)
E-911, FUSF and vendor’s compensation charges	(12,522)	(26,221)	(45,640)

Net service revenues	$596,005	$839,071	$1,237,010

Divided by:
Average number of customers	1,207,521	1,649,208	2,398,682

ARPU	$41.13	$42.40	$42.98

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$196,898	$212,697	$221,615	$240,891
Less:
Activation revenues	(1,581)	(1,656)	(1,751)	(1,821)
E-911, FUSF and vendor’s compensation charges	(6,075)	(6,286)	(6,513)	(7,346)

Net service revenues	$189,242	$204,755	$213,351	$231,724

Divided by: Average number of customers	1,481,839	1,612,932	1,686,774	1,815,288

ARPU	$42.57	$42.32	$42.16	$42.55

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$275,416	$307,843	$332,920	$374,768
Less:
Activation revenues	(1,923)	(1,979)	(2,123)	(2,272)
E-911, FUSF and vendor’s compensation charges	(8,958)	(10,752)	(9,512)	(16,418)

Net service revenues	$264,535	$295,112	$321,285	$356,078

Divided by: Average number of customers	2,045,110	2,295,249	2,503,423	2,750,943

ARPU	$43.12	$42.86	$42.78	$43.15

     CPGA — We utilize cost per gross customer addition, or CPGA, to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also allows us to compare our average acquisition costs per new customer to those of other wireless broadband PCS providers. Activation revenues and equipment revenues related to new customers are deducted from selling expenses in this calculation as they represent amounts paid by customers at the time their service is activated that reduce our acquisition cost of those customers. Additionally, equipment costs associated with existing customers, net of related revenues, are excluded as this measure is intended to reflect only the acquisition costs related to new customers. The following table reconciles total costs used in the calculation of CPGA to selling expenses, which we consider to be the most directly comparable GAAP financial measure to CPGA.

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$52,605	$62,396	$104,620
Less:
Activation revenues	(7,874)	(6,808)	(8,297)
Less:
Equipment revenues	(131,849)	(166,328)	(255,916)
Add:
Equipment revenue not associated with new customers	54,323	77,010	114,392
Add:
Cost of equipment	222,766	300,871	476,877
Less:
Equipment costs not associated with new customers	(72,200)	(109,803)	(155,930)

Gross addition expenses	$117,771	$157,338	$275,746

Divided by:
Gross customer additions	1,134,762	1,532,071	2,345,135

CPGA	$103.78	$102.70	$117.58

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$14,115	$14,482	$15,266	$18,533
Less:
Activation revenues	(1,581)	(1,656)	(1,751)	(1,821)
Less:
Equipment revenues	(39,058)	(37,992)	(41,940)	(47,338)
Add:
Equipment revenue not associated with new customers	16,666	17,767	20,891	21,687
Add:
Cost of equipment	68,101	65,287	77,140	90,342
Less:
Equipment costs not associated with new customers	(22,080)	(24,881)	(30,949)	(31,893)

Gross addition expenses	$36,163	$33,007	$38,657	$49,510

Divided by:
Gross customer additions	361,079	324,777	376,916	469,299

CPGA	$100.15	$101.63	$102.56	$105.50

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$20,298	$26,437	$26,062	$31,823
Less:
Activation revenues	(1,923)	(1,979)	(2,123)	(2,272)
Less:
Equipment revenues	(54,045)	(60,351)	(63,196)	(78,324)
Add:
Equipment revenue not associated with new customers	24,864	26,904	28,802	33,822
Add:
Cost of equipment	100,911	112,005	117,982	145,979
Less:
Equipment costs not associated with new customers	(35,364)	(34,669)	(38,259)	(47,638)

Gross addition expenses	$54,741	$68,347	$69,268	$83,390

Divided by:
Gross customer additions	515,153	559,309	575,820	694,853

CPGA	$106.26	$122.20	$120.29	$120.01

     CPU — Cost per user, or CPU, is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)) exclusive of E-911, FUSF and vendor’s compensation charges, divided by the sum of the average monthly number of customers during such period. CPU does not include any depreciation and amortization expense. Management uses CPU as a tool to evaluate the non-

selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CPU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless providers. We believe investors use CPU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless providers. Other wireless carriers may calculate this measure differently. The following table reconciles total costs used in the calculation of CPU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CPU.

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$200,806	$283,212	$445,281
Add:
General and administrative expense	78,905	100,080	138,998
Add:
Net loss on equipment transactions unrelated to initial customer acquisition	17,877	32,791	41,538
Less:
Stock-based compensation expense included in cost of service and general and administrative expense	(10,429)	(2,596)	(14,472)
Less:
E-911, FUSF and vendor’s compensation revenues	(12,522)	(26,221)	(45,640)

Total costs used in the calculation of CPU	$274,637	$387,266	$565,705

Divided by:
Average number of customers	1,207,521	1,649,208	2,398,682

CPU	$18.95	$19.57	$19.65

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$63,735	$65,944	$72,261	$81,272
Add:
General and administrative expense	23,734	24,860	23,750	27,737
Add:
Net loss on equipment transactions unrelated to initial customer acquisition	5,414	7,114	10,058	10,206
Less:
Stock-based compensation expense included in general and administrative expense	(865)	(2,100)	(337)	706
Less:
E-911, FUSF and vendor’s compensation revenues	(6,075)	(6,286)	(6,513)	(7,346)

Total costs used in the calculation of CPU	$85,943	$89,532	$99,219	$112,575

Divided by:
Average number of customers	1,481,839	1,612,932	1,686,774	1,815,288

CPU	$19.33	$18.50	$19.61	$20.67

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$92,489	$107,497	$113,524	$131,771
Add:
General and administrative expense	31,139	33,827	34,158	39,874
Add:
Net loss on equipment transactions unrelated to initial customer acquisition	10,500	7,765	9,457	13,816
Less:
Stock-based compensation expense included in general and administrative expense	(1,811)	(2,158)	(3,781)	(6,722)
Less:
E-911, FUSF and vendor’s compensation revenues	(8,958)	(10,752)	(9,512)	(16,418)

Total costs used in the calculation of CPU	$123,359	$136,179	$143,846	$162,321
Divided by:
Average number of customer	2,045,110	2,295,249	2,503,423	2,750,943

CPU	$20.11	$19.78	$19.15	$19.67

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, proceeds from our recent sale of senior notes and our senior secured credit facility. At December 31, 2006, we had a total of approximately $552.1 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments, proceeds from our currently pending initial public offering, and our anticipated cash flows from operations will be sufficient to fully fund our projected operating and capital requirements for our existing business, currently planned expansion, planned enhancements of network capacity and upgrades for EVDO Revision A with VoIP, and service of our debt incurred in November 2006 through at least December 31, 2009.
     Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as clusters. We are seeking opportunities to enhance our current market clusters and to provide service in new geographic areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. We participated as a bidder in FCC Auction 66 and in November 2006 we were granted eight licenses for a total aggregate purchase price of approximately $1.4 billion. See “Business — Auction 66 Markets.”
     As a result of the acquisition of the spectrum licenses from Auction 66 and the opportunities that these licenses provide for us to expand our operations into major metropolitan markets, we will require significant additional capital in the future to finance the construction and initial operating costs associated with such licenses, including clearing costs associated with non-governmental incumbent licenses which we currently estimate to be between approximately $40 million and $60 million. We generally do not intend to commence the construction of any individual license area until we have sufficient funds available to provide for the related construction and operating costs associated with such license area. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 or early 2009. Total estimated capital expenditures to the launch of these operations are expected to be between $18 and $20 per covered population which equates to a total capital investment of approximately $550 million to $650 million. Total estimated expenditures, including capital expenditures, to become free cash flow positive, defined as Adjusted EBITDA less capital expenditures, are expected to be approximately $29 to $30 per covered population, which equates to $875 million to $1.0 billion based on an estimated initial covered population of approximately 30 to 32 million. We believe that our existing cash, cash equivalents and short-term investments, proceeds from our currently pending initial public offering, and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion. Moreover, we have made no commitments for capital expenditures and we have the ability to reduce the rate of capital expenditure deployment.
     The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for 2006 were approximately $550.7 million and aggregate capital expenditures for 2005 were approximately $266.5 million. These expenditures were primarily associated with the construction of the network infrastructure in our Expansion Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites and switches. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new Expansion Markets have attractive demographics which will result in increased revenues.
     In connection with our payment of the purchase price for the Auction 66 licenses in October 2006, certain of our subsidiaries borrowed $1.25 billion under a secured bridge credit facility and an additional $250 million under a unsecured bridge credit facility. See “— Bridge Credit Facilities” below. The funds borrowed under the bridge credit facilities were used primarily to pay the aggregate purchase price of approximately $1.4 billion for the licenses we purchased in Auction 66. In November 2006, we consummated the sale of $1.0 billion in aggregate principal amount of 9 1/4% senior notes and entered into a senior secured credit facility, pursuant to which we may borrow up to $1.7 billion. We borrowed $1.6 billion under our senior secured credit facility concurrently with the closing of the sale of the 9 1/4% senior notes and used the amount borrowed, together with the net proceeds from the sale of the 9 1/4% senior notes, to repay all amounts owed under the first and second lien credit agreements and the secured and unsecured bridge credit facilities and to pay the related premiums, fees and expenses and we intend to use the remaining amounts for general corporate purposes. As of December 31, 2006, we owed an aggregate of approximately $2.6 billion under our senior secured credit facility and 9 1/4% Senior Notes. On February 20, 2007, MetroPCS Wireless, Inc. entered into an amendment to the senior secured credit facility. Under the amendment, the margin used to determine the senior secured credit facility interest rate was reduced to 2.25% from 2.50%.
     Our senior secured credit facility calculates consolidated Adjusted EBITDA as: consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; non-cash expenses; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; and certain expenses of MetroPCS Communications minus interest and other income and non-cash items increasing consolidated net income.
     We consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present this discussion of Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. If our Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on Adjusted EBITDA plus the impact of certain new markets. The maximum senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to Adjusted EBITDA, as defined by our senior secured credit facility. For the year ended December 31, 2006, our senior secured leverage ratio was 3.24 to 1.0. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for, operating income (loss), net income (loss), or any other measure of financial performance reported in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.
     The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the years ended December 31, 2004, 2005 and 2006.

	Year Ended December 31,
	2004	2005	2006
	(In Thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$64,890	$198,677	$53,806
Adjustments:
Depreciation and amortization	62,201	87,895	135,028
Loss (gain) on disposal of assets	3,209	(218,203)	8,806
Stock-based compensation expense(1)	10,429	2,596	14,472
Interest expense	19,030	58,033	115,985
Accretion of put option in majority-owned subsidiary(1)	8	252	770
Interest and other income	(2,472)	(8,658)	(21,543)
(Gain) loss on extinguishment of debt	(698)	46,448	51,518
Provision for income taxes	47,000	127,425	36,717
Cumulative effect of change in accounting principle, net of tax(1)	—	—	—

Consolidated Adjusted EBITDA	$203,597	$294,465	$395,559

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.
     In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the years ended December 31, 2004, 2005 and 2006.

	Year Ended December 31,
	2004	2005	2006
	(In Thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$150,379	$283,216	$364,761
Adjustments:
Interest expense	19,030	58,033	115,985
Non-cash interest expense	(2,889)	(4,285)	(6,964)
Interest and other income	(2,472)	(8,658)	(21,543)
Provision for uncollectible accounts receivable	(125)	(129)	(31)
Deferred rent expense	(3,466)	(4,407)	(7,464)
Cost of abandoned cell sites	(1,021)	(725)	(3,783)
Accretion of asset retirement obligation	(253)	(423)	(769)
Loss (gain) on sale of investments	(576)	190	2,385
Provision for income taxes	47,000	127,425	36,717
Deferred income taxes	(44,441)	(125,055)	(32,341)
Changes in working capital	42,431	(30,717)	(51,394)

Consolidated Adjusted EBITDA	$203,597	$294,465	$395,559

     In connection with the closing of the sale of the 9 1/4% senior notes, the entry into our senior secured credit facility and the repayment of all amounts outstanding under our first and second lien credit agreements and secured and unsecured bridge credit facilities, we consummated a concurrent restructuring transaction. As a result of the restructuring transaction, MetroPCS Wireless, Inc. became a wholly-owned direct subsidiary of MetroPCS, Inc. (formerly MetroPCS V, Inc.), which is a wholly-owned direct subsidiary of MetroPCS Communications, Inc. MetroPCS Communications, Inc. and MetroPCS, Inc. guaranteed the 9 1/4% senior notes and the obligations under the senior secured credit facility. MetroPCS, Inc. also pledged the capital stock of MetroPCS Wireless, Inc. as security for the obligations under the senior secured credit facility. All of our FCC licenses and our 85% limited liability company member interest in Royal Street Communications are now held by MetroPCS Wireless, Inc. and its wholly-owned subsidiaries.
Operating Activities
     Cash provided by operating activities was $364.8 million during the year ended December 31, 2006 compared to $283.2 million for the year ended December 31, 2005. The increase was primarily attributable to the timing of payments on accounts payable and accrued expenses for the year ended December 31, 2006 as well as an increase in deferred revenues due to an approximately 53% increase in customers during the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Cash provided by operating activities was $283.2 million during the year ended December 31, 2005 compared to cash provided by operating activities of $150.4 million during the year ended December 31, 2004. The increase was primarily attributable to a significant increase in net income, including a $228.2 million gain on the sale of a 10 MHz portion of our 30MHz PCS license for the San Francisco — Oakland — San Jose basic trading area, and the timing of payments on accounts payable and accrued expenses in the year ended December 31, 2005, partially offset by interest payments on the Credit Agreements that were executed in May 2005.
     Cash provided by operating activities was $150.4 million during the year ended December 31, 2004 compared to cash provided by operating activities of $112.6 million during the year ended December 31, 2003. The increase was primarily attributable to an increase in the net income, partially offset by an increase of $66.1 million used in cash due to changes in working capital compared to the year ended December 31, 2003. This increase is primarily due to increases in inventories and the timing of payments on accounts payable and accrued expenses.
Investing Activities
     Cash used in investing activities was $1.9 billion during the year ended December 31, 2006 compared to $905.2 million during the year ended December 31, 2005. The increase was due primarily to a $887.7 million increase in purchases of FCC licenses and a $284.3 million increase in purchases of property and equipment, partially offset by a $355.5 million decrease in net purchases of investments.
     Cash used in investing activities was $905.2 million during the year ended December 31, 2005 compared to $190.9 million during the year ended December 31, 2004. This increase was due primarily to a $416.9 million increase in the purchase of FCC licenses, an increase in purchases of investments in the amount of $580.8 million, and a $27.5 million increase in purchases of property and equipment, partially offset by proceeds of $230.0 million from the sale of a 10 MHz portion of our 30 MHz PCS license for the San Francisco-Oakland-San Jose basic trading area.
     Cash used in investing activities was $190.9 million during the year ended December 31, 2004, compared to $306.9 million for the year ended December 31, 2003. The decrease during 2004 is primarily attributable to a $284.6 million increase in proceeds from the sale and maturity of investments, as well as a $50.5 million decrease in the purchases of investments, partially offset by an increase in purchases of property and equipment in the amount of $133.1 million.
Financing Activities
     Cash provided by financing activities was $1.6 billion for the year ended December 31, 2006 compared to $712.2 million for the year ended December 31, 2005. The increase was due primarily to net proceeds from the senior secured credit facility and the 9 1/4% senior notes.
     Cash provided by financing activities during the year ended December 31, 2005 was $712.2 million, compared to cash used in financing activities of $5.4 million for the year ended December 31, 2004. The increase during 2005 is mainly attributable to proceeds from borrowings under our Credit Agreements of $902.9 million as well as net proceeds from the issuance of Series E Preferred Stock in the amount of $46.7 million. These proceeds are partially offset by various transactions including repayment of the FCC notes in the amount of $33.4 million, repayment of the Senior Notes in the amount of $178.9 million, which included a premium of $28.9 million, and payment of debt issuance costs in the amount of $29.5 million.
     Cash used in financing activities during the year ended December 31, 2004 was $5.4 million, compared to cash provided by financing activities of $201.9 million for the year ended December 31, 2003. During 2003, we had net proceeds of $145.5 million from the issuance of our 10 3/4% Senior Notes and $65.5 million from the issuance of Series D Preferred Stock, which are the primary reasons for the decrease in cash provided by financing activities in 2004.
First and Second Lien Credit Agreements
     On November 3, 2006, we paid the lenders under the first and second lien credit agreements $931.5 million plus accrued interest of $8.6 million to extinguish the aggregate outstanding principal balance under the first and second lien credit agreements. As a result, we recorded a loss on extinguishment of debt in the amount of approximately $42.7 million.
     On November 21, 2006, we terminated the interest rate cap agreement that was required by our first and second lien credit agreements. We received approximately $4.3 million upon termination of the agreement. The proceeds from the termination of the agreement approximated its carrying value.
Bridge Credit Facilities
     In July 2006, MetroPCS II, Inc., or MetroPCS II, an indirect wholly-owned subsidiary of MetroPCS Communications, Inc. (which has since merged into MetroPCS Wireless, Inc.), entered into an Exchangeable Senior Secured Credit Agreement and Guaranty Agreement, dated as of July 13, 2006, or the secured bridge credit facility. The aggregate credit commitments available under the secured bridge credit facility were $1.25 billion and were fully funded.
     On November 3, 2006, MetroPCS II repaid the aggregate outstanding principal balance under the secured bridge credit facility of $1.25 billion and accrued interest of $5.9 million. As a result, MetroPCS II recorded a loss on extinguishment of debt of approximately $7.0 million.
     In October 2006, MetroPCS IV, Inc., an indirect wholly-owned subsidiary of MetroPCS Communications, Inc. (which has since merged into MetroPCS Wireless, Inc.), entered into an additional Exchangeable Senior Unsecured Bridge Credit Facility, or the unsecured bridge credit facility. The aggregate credit commitments available under the unsecured bridge credit facility were $250 million and were fully funded.

     On November 3, 2006, MetroPCS IV, Inc. repaid the aggregate outstanding principal balance under the unsecured bridge credit facility of $250.0 million and accrued interest of $1.2 million. As a result, MetroPCS IV, Inc. recorded a loss on extinguishment of debt of approximately $2.4 million.
Senior Secured Credit Facility
     MetroPCS Wireless, Inc., an indirect wholly-owned subsidiary of MetroPCS Communications, Inc., entered into the senior secured credit facility on November 3, 2006. The senior secured credit facility consists of a $1.6 billion term loan facility and a $100 million revolving credit facility. The term loan facility is repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature seven years following the date of its execution in November 2006. The revolving credit facility will mature five years following the date of its execution in November 2006.
     The facilities under the senior secured credit agreement are guaranteed by MetroPCS Communications, Inc., MetroPCS, Inc. and each of MetroPCS Wireless, Inc.’s direct and indirect present and future wholly-owned domestic subsidiaries. The facilities are not guaranteed by Royal Street or its subsidiaries, but MetroPCS Wireless, Inc. has pledged the promissory note given by Royal Street in connection with amounts borrowed by Royal Street from MetroPCS Wireless, Inc. and we pledged the limited liability company member interests we hold in Royal Street. The senior secured credit facility contains customary events of default, including cross defaults. The obligations are also secured by the capital stock of MetroPCS Wireless, Inc. as well as substantially all of the present and future assets of MetroPCS Wireless, Inc. and each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions).
     Under the senior secured credit agreement, MetroPCS Wireless, Inc. will be subject to certain limitations, including limitations on its ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. MetroPCS Wireless, Inc. is also subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio and, under certain circumstances, maximum consolidated leverage and minimum fixed charge coverage ratios. There is no prohibition on our ability to make investments in or loan money to Royal Street.
     Amounts outstanding under our senior secured credit facility bear interest at a LIBOR rate plus a margin as set forth in the facility and the terms of the senior secured credit facility require us to enter into interest rate hedging agreements that fix the interest rate in an amount equal to at least 50% of our outstanding indebtedness, including the notes.
     On November 21, 2006, MetroPCS Wireless, Inc. entered into a three-year interest rate protection agreement to manage its interest rate risk exposure and fulfill a requirement of its senior secured credit facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of MetroPCS Wireless, Inc.’s variable rate debt to fixed rate debt at an annual rate of 7.419%. The quarterly interest settlement periods begin on February 1, 2007. The interest rate protection agreement expires on February 1, 2010.
     On February 20, 2007, MetroPCS Wireless, Inc. entered into an amendment to the senior secured credit facility. Under the amendment, the margin used to determine the senior secured credit facility interest rate was reduced to 2.25% from 2.50%.
9 1/4% Senior Notes Due 2014
     On November 3, 2006, MetroPCS Wireless, Inc. also consummated the sale of $1.0 billion principal amount of its 9 1/4% senior notes due 2014. The 9 1/4% senior notes are unsecured obligations and are guaranteed by MetroPCS Communications, Inc., MetroPCS, Inc., and all of MetroPCS Wireless, Inc.’s direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street or its subsidiaries. Interest is payable on the 9 1/4% senior notes on May 1 and November 1 of each year, beginning with May 1, 2007. MetroPCS Wireless, Inc. may, at its option, redeem some or all of the 9 1/4% senior notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the 9 1/4% senior notes. In addition, MetroPCS Wireless, Inc. may also redeem up to 35% of the aggregate principal amount of the 9 1/4% senior notes with the net cash proceeds of certain sales of equity securities, including the sale of common stock.

Capital Expenditures and Other Asset Acquisitions and Dispositions
     Capital Expenditures. We and Royal Street currently expect to incur approximately $650 million in capital expenditures for the year ending December 31, 2007 in our Core and Expansion Markets. In addition, we expect to incur approximately $175 million in capital expenditures for the year ending December 31, 2007 in our Auction 66 Markets.
     During the year ended December 31, 2006, we had $550.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Dallas/Ft. Worth, Detroit and Orlando Expansion Markets that we launched in 2006, as well as the Los Angeles Expansion Market that we expect to launch in the second or third quarter of 2007. During the year ended December 31, 2005, we had $266.5 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Tampa/Sarasota, Dallas/Ft. Worth and Detroit Expansion Markets.
     Other Acquisitions and Dispositions. On April 19, 2004, we acquired four PCS licenses for an aggregate purchase price of $11.5 million. The PCS licenses cover 15 MHz of spectrum in each of the basic trading areas of Modesto, Merced, Eureka, and Redding, California.
     On October 29, 2004, we acquired two PCS licenses for an aggregate purchase price of $43.5 million. The PCS licenses cover 10 MHz of spectrum in each of the basic trading areas of Tampa-St. Petersburg-Clearwater, Florida, and Sarasota-Bradenton, Florida.
     On November 28, 2004, we executed a license purchase agreement by which we agreed to acquire 10 MHz of PCS spectrum in the basic trading area of Detroit, Michigan and certain counties of the basic trading area of Dallas/Ft. Worth, Texas for $230.0 million pursuant to a two-step, tax-deferred, like-kind exchange transaction under Section 1031 of the Internal Revenue Code of 1986, as amended.
     On December 20, 2004, we acquired a PCS license for a purchase price of $8.5 million. The PCS license covers 20 MHz of PCS spectrum in the basic trading area of Daytona Beach, Florida.
     On May 11, 2005, we completed the sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco — Oakland — San Jose basic trading area for cash consideration of $230.0 million. The sale was structured as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, through which our right, title and interest in and to the divested PCS spectrum was exchanged for the PCS spectrum acquired in Dallas/Ft. Worth, Texas and Detroit, Michigan through a license purchase agreement for an aggregate purchase price of $230.0 million. The purchase of the PCS spectrum in Dallas/Ft. Worth and Detroit was accomplished in two steps with the first step of the exchange occurring on February 23, 2005 and the second step occurring on May 11, 2005 when we consummated the sale of 10 MHz of PCS spectrum for the San Francisco — Oakland — San Jose basic trading area. The sale of PCS spectrum resulted in a gain on disposal of asset in the amount of $228.2 million.
     On July 7, 2005, we acquired a 10 MHz F-Block PCS license for Grayson and Fannin counties in the basic trading area of Sherman-Denison, Texas for an aggregate purchase price of $0.9 million.
     On August 12, 2005, we closed on the purchase of a 10 MHz F-Block PCS license in the basic trading area of Bakersfield, California for an aggregate purchase price of $4.0 million.
     On December 21, 2005, the FCC granted Royal Street 10 MHz of PCS spectrum in each of the Los Angeles, California; Orlando, Lakeland-Winter Haven, Jacksonville, Melbourne-Titusville, and Gainesville, Florida basic trading areas. Royal Street, as the high bidder in Auction 58, had paid approximately $294.0 million to the FCC for these PCS licenses.
     On August 7, 2006, we acquired a 10 MHz PCS license in the basic trading area of Ocala, Florida in exchange for a 10 MHz portion of our 30 MHz PCS license in the basic trading area of Athens, Georgia. We paid $0.2 million at the closing of this agreement.
     On November 29, 2006, we were granted AWS licenses as a result of FCC Auction 66, for a total aggregate purchase price of approximately $1.4 billion. These new licenses cover six of the 25 largest metropolitan areas in the

United States. The east coast expansion opportunities include the entire east coast corridor from Philadelphia to Boston, including New York City, as well as the entire states of New York, Connecticut and Massachusetts. In the western United States, the new expansion opportunities include the San Diego, Portland, Seattle and Las Vegas metropolitan areas. The balance supplements or expands the geographic boundaries of our existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
          The following table provides aggregate information about our contractual obligations as of December 31, 2006. See Note 10 to our annual consolidated financial statements included elsewhere in this report.

	Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Contractual Obligations:
Long-term debt, including current portion	$2,596,000	$16,000	$32,000	$32,000	$2,516,000
Interest expense on long-term debt(1)	1,601,613	218,185	436,370	436,370	510,688
Operating leases	728,204	88,639	180,873	179,277	279,415

Total cash contractual obligations	$4,925,817	$322,824	$649,243	$647,647	$3,306,103

(1)	Interest expense on long-term debt includes future interest payments on outstanding obligations under our senior secured credit facility and 9 1/4% senior notes. The senior secured credit facility bears interest at a floating rate tied to a fixed spread to the London Inter Bank Offered Rate. The interest expense presented in this table is based on the rates at December 31, 2006 which was 7.875% for the senior secured credit facility.
Inflation
          We believe that inflation has not materially affected our operations.
Effect of New Accounting Standards
          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have any impact on our financial condition or results of operations.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of SFAS No. 156 is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement did not have any impact on our financial condition or results of operations.
          In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material effect on our financial condition or results of operations.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” (“SAB 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies may record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted this interpretation as of December 31, 2006. The adoption of this statement did not have any impact on our financial condition or results of operations.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We have not completed our evaluation of the effect of SFAS No. 157.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS No. 157 on January 1, 2008. We have not completed our evaluation of the effect of SFAS No. 159.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not routinely enter into derivatives or other financial instruments for trading, speculative or hedging purposes, unless it is required by our credit agreements. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.
          As of December 31, 2006, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.50%. The interest rate on the outstanding debt under our senior secured credit facility as of December 31, 2006 was 7.875%. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 7.419%. The quarterly interest settlement periods begin on February 1, 2007. The interest rate swap agreement expires in 2010. If market LIBOR rates increase 100 basis points over the rates in effect at December 31, 2006, annual interest expense on the approximately $600.0 million in variable rate debt would increase approximately $6.0 million.
Item 8. Financial Statements and Supplementary Data
          The information required by this item is included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2006, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.
Evaluation of Internal Control Over Financial Reporting
          This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
          There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The executive officers and directors of MetroPCS Communications, and their ages as of March 15, 2007, are as follows:

Name	Age	Position
Roger D. Linquist	68	President, Chief Executive Officer and Chairman of the Board of Directors
J. Braxton Carter	48	Senior Vice President and Chief Financial Officer
Douglas S. Glen	49	Senior Vice President, Corporate Operations
Thomas C. Keys	48	Senior Vice President, Market Operations, West
Christine B. Kornegay	43	Vice President, Controller and Chief Accounting Officer
Malcolm M. Lorang	73	Senior Vice President and Chief Technology Officer
John J. Olsen	50	Vice President and Chief Information Officer
Mark A. Stachiw	45	Senior Vice President, General Counsel and Secretary
Keith D. Terreri	42	Vice President, Finance and Treasurer
Robert A. Young	56	Executive Vice President, Market Operations, East
W. Michael Barnes	64	Director
C. Kevin Landry	62	Director
Arthur C. Patterson	63	Director
James N. Perry, Jr.	46	Director
John Sculley	67	Director
Walker C. Simmons	36	Director
James F. Wade	51	Director
          Roger D. Linquist co-founded MetroPCS Communications and has served as our President, Chief Executive Officer, and chairman of the Board of Directors of MetroPCS Communications since its inception and its Secretary from inception through October 2004. In 1989, Mr. Linquist founded PageMart Wireless (now USA Mobility), a U.S. paging company. He served as PageMart’s Chief Executive Officer from 1989 to 1993, and as Chairman from 1989 through March 1994, when he resigned to form the company. Mr. Linquist served as a director of PageMart Wireless from June 1989 to September 1997, and was a founding director of the Cellular Telecommunications and Internet Association. Mr. Linquist is the father of Corey A. Linquist, our Vice President and General Manager, Sacramento; father of Todd C. Linquist, Staff Vice President of Wireless Data Services; father-in-law of Michelle Linquist, Director of Logistics; and father-in-law of Phillip R. Terry, our Vice President, Corporate Marketing.
          J. Braxton Carter became MetroPCS Communications’ Senior Vice President and Chief Financial Officer in March 2005. Previously, Mr. Carter served as our Vice President, Corporate Operations from February 2001 to March 2005. Prior to joining MetroPCS Communications, Mr. Carter was Chief Financial Officer and Chief Operating Officer of PrimeCo PCS, the successor entity of PrimeCo Personal Communications formed in March 2000. He held various senior management positions with PrimeCo Personal Communications, including Chief Financial Officer and Controller, from 1996 until March 2000. Mr. Carter also has extensive senior management experience in the retail industry and spent ten years in public accounting.
          Douglas S. Glen became MetroPCS Communications’ Senior Vice President, Corporate Operations in June 2006. Prior to joining us, Mr. Glen served as the Vice President of Wireless Solutions and Business Development at BearCom from October 2004 to June 2006. He led the initiative at BearCom to launch new wireless broadband enterprise solutions through a national direct sales force. Before joining BearCom in 2004, from September 2002 to November 2003, Mr. Glen was the Senior Vice President and Chief Operating Officer of WebLink Wireless Inc. (formerly PageMart, Inc.) directing numerous operations of the company including sales, business development, network services, information technology, distribution, customer service, and marketing departments. From July 2001 to September 2002, Mr. Glen was Senior Vice President and Chief Network Officer of Weblink Wireless Inc., directing the planning, engineering and operations of the company’s wireless messaging network. From November 2000 to July 2001, he served as Weblink Wireless Inc.’s Vice President, Business Sales Division, overseeing the sales and customer care operations for many of the company’s strategic business units, including national accounts, field sales, resellers and telemetry.
          Thomas C. Keys became MetroPCS Communications’ Senior Vice President, Market Operations, West in January 2007. Previously, Mr. Keys served as our Vice President and General Manager, Dallas from April 2005 until January 2007. Prior to joining our company, Mr. Keys served as the President and Chief Operating Officer for VCP International Inc., a Dallas-based wholesale distributor of wireless products, from July 2002 to April 2005. Prior to joining VCP International Inc., Mr. Keys served as the Senior Vice President, Business Sales for Weblink Wireless Inc. (formerly PageMart, Inc.) from March 1999 to June 2002, which included leading and managing the national sales and distribution efforts, and in other senior management positions with Weblink Wireless Inc. from January 1993 to March 1999.
          Christine B. Kornegay joined MetroPCS Communications as Vice President, Controller and Chief Accounting Officer in January 2005. Previously, Ms. Kornegay served as Vice President of Finance and Controller for Allegiance Telecom, Inc. from January 2001 to June 2004. Ms. Kornegay served as Vice President of Finance and Controller of Allegiance Telecom, Inc. when it initiated bankruptcy proceedings in May 2003. Prior to joining Allegiance Telecom, Inc. in January 2001, Ms. Kornegay held various accounting and finance roles with AT&T Wireless Services from June 1994 through January 2001 and is also a certified public accountant.
          Malcolm M. Lorang co-founded MetroPCS Communications and became our Senior Vice President and Chief Technical Officer in January 2006. Previously, Mr. Lorang served as our Vice President and Chief Technical Officer from our inception to January 2006. Prior to joining MetroPCS Communications, Mr. Lorang served as Vice President of Engineering for PageMart Wireless from 1989 to 1994.
          John J. Olsen joined MetroPCS Communications as Vice President and Chief Information Officer in April 2006. Mr. Olsen was formerly the Vice President and Chief Technology Officer at GTESS Corporation and was responsible for GTESS’ core technology products and information technology services. Prior to joining GTESS in May 2004, Mr. Olsen held senior information technology positions with Sprint Corporation focused on Software/Product Development for Sprint’s consumer business and Sprint’s nationwide technology infrastructure. From December 1997 through August 2001, Mr. Olsen was Vice President of Information Services and Chief Information Officer at NEC Business Network Solutions. Mr. Olsen began his information technology career in the U.S. Air Force at the School of Aerospace Medicine and spent 2 years as a Senior Consultant at General Electric, Aerospace Division.
          Mark A. Stachiw became MetroPCS Communications’ Senior Vice President, General Counsel and Secretary in January 2006. Previously, Mr. Stachiw served as our Vice President, General Counsel and Secretary from October 2004 until January 2006. Prior to joining MetroPCS Communications, Mr. Stachiw served as Senior Vice President and General Counsel, Allegiance Telecom Company Worldwide for Allegiance Telecom, Inc. from September 2003 to June 2004, and as Vice President and General Counsel, Allegiance Telecom Company Worldwide from March 2002 to September 2003. Mr. Stachiw served as Vice President and General Counsel, Allegiance Telecom Company Worldwide for Allegiance Telecom, Inc., when it initiated bankruptcy proceedings in May 2003. Prior to joining Allegiance Telecom, Inc., from April 2001 through March 2002, Mr. Stachiw was Of Counsel at Paul, Hastings, Janofsky and Walker, LLP, and represented national and international telecommunications firms in regulatory and transactional matters. Before joining Paul Hastings, Mr. Stachiw was the chief legal officer for Verizon Wireless Messaging Services (formerly known as AirTouch Paging and PacTel Paging) and was the Vice President and General Counsel from April 2000 through March 2001, and Vice President, Senior Counsel and Secretary from April 1995 through April 2000.
          Keith D. Terreri joined MetroPCS Communications as Vice President Finance and Treasurer in July 2006. Prior to joining us, Mr. Terreri served as the Vice President, Finance and Treasurer of Valor Communications Group, Inc. from July 2001 to July 2006. Mr. Terreri was Vice President, Finance and Treasurer of RCN Corporation from December 1999 to June 2001 and Director of Finance from January 1998 to December 1999. Mr. Terreri has over 19 years experience in finance and nine in the telecommunications industry. Mr. Terreri originally began his career at Deloitte & Touche LLP, and is also a certified public accountant.
          Robert A. Young became MetroPCS Communications’ Executive Vice President, Market Operations, East in January 2007. Previously Mr. Young served as our Executive Vice President, Market Operations from May 2001 until January 2007. Prior to joining our company, Mr. Young served as President of the Great Lakes Area of Verizon Wireless from February 2001 until April 2001, and as President of Verizon Wireless Messaging Services (formerly known as AirTouch Paging and PacTel Paging) from April 2000 until January 2001. Prior to joining Verizon Wireless Messaging Services, Mr. Young held various positions with PrimeCo Personal Communications, including Vice President —Customer Care from April 1998 until April 2000, President — Independent Region from October 1997 until October 1998, and Vice President/General Manager —Houston from May 1995 until September

1997. He also chaired PrimeCo’s Information Technology Steering Committee and was a member of its Senior Leadership Team.
          W. Michael Barnes, a director of MetroPCS Communications since May 2004, held several positions at Rockwell International Corporation (now Rockwell Automation, Inc.) between 1968 and 2001, including Senior Vice President, Finance & Planning and Chief Financial Officer from 1991 through 2001. Mr. Barnes also serves as a director of Advanced Micro Devices, Inc.
          C. Kevin Landry, a director of MetroPCS Communications since August 2005, currently serves as the Chief Executive Officer of TA Associates, Inc. which through its funds, is an investor in MetroPCS Communications. TA Associates, founded in 1968, is one of the oldest and largest private equity firms in the world and focuses on investing in private companies and helping management teams build their businesses. Mr. Landry previously served as a director on the board of directors of Alex Brown Incorporated, Ameritrade Holding Corporation, Biogen, Continental Cablevision, Instinet Group, Keystone Group, SBA Communications, Standex International Corporation and the National Venture Capital Association.
          Arthur C. Patterson, a director of MetroPCS Communications since its inception, is a Founding General Partner of Accel Partners, a venture capital firm, located in Palo Alto, California. Affiliates of Accel Partners are investors in MetroPCS Communications. Mr. Patterson also serves as a director of iPass, Actuate and several privately held companies.
          James N. Perry, Jr., a director of MetroPCS Communications since August 2005, is a Managing Director of Madison Dearborn Partners, Inc., a Chicago-based private equity investing firm, where he specializes in investing in companies in the communications industry. From January 1993 to January 1999, Mr. Perry was a Vice President of Madison Dearborn Partners, Inc. An affiliate of Madison Dearborn Partners, Inc. is an investor in MetroPCS Communications. Mr. Perry also presently serves on the boards of directors of Band-X Limited, Cbeyond Communications, Inc., Cinemark, Inc., Intelstat Holdings Ltd., Madison River Telephone Company, LLC and Catholic Relief Services.
          John Sculley, a director of MetroPCS Communications since its inception, has been a partner in Sculley Brothers, a private investment capital firm, since June 1994. Mr. Sculley is an investor in MetroPCS Communications. Mr. Sculley also serves on the boards of directors of InPhonic and several privately held companies.
          Walker C. Simmons, a director of MetroPCS Communications since June 2006, joined Wachovia Capital Partners in 2000 and has been a partner since 2002. Before joining Wachovia Capital Partners, he worked as a Vice President with Bruckmann, Rosser, Sherrill & Co., Inc. Mr. Simmons also presently serves on the Board of Directors of American Community Newspapers, Heartland Publications, LLC, IntraLinks, Inc., Sonitrol, Inc., Three Eagles Communications and TMW Systems, Inc. Mr. Simmons also previously served as a director of MetroPCS Communications from December 2004 until March 2005, when he resigned. Mr. Simmons’ resignation was not caused by a disagreement with MetroPCS Communications or management.
          James F. Wade, a director of MetroPCS Communications since December 2006, has served as Managing Partner of M/C Venture Partners, a venture capital firm, since December 1998. M/C Venture Partners is an investor in MetroPCS Communications. Mr. Wade previously served as a director of MetroPCS Communications from March 2005 until May 2006, when he resigned and from November 2000 through December 2004 when he resigned. Mr. Wade currently serves on the boards of directors of Attenda, Ltd., Cavalier Telephone, Cleveland Unlimited, NuVox Communications and Texas 11 Acquisition LLC. Mr. Wade’s previous resignations were not caused by a disagreement with MetroPCS Communications or management.
Board Composition
          We currently have eight members and one vacancy on our board of directors. Effective upon the consummation of our currently pending initial public offering, our directors will be divided into three classes serving staggered three-year terms. Class I, Class II and Class III directors will serve until our annual meeting of stockholders in 2008, 2009 and 2010, respectively. Upon expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. This classification of directors could have the effect of increasing the length of time necessary to change the composition of a majority of our board of directors. In general, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in a majority of the members of our board of directors.
Board Committees
          The standing committees of our board consist of an audit committee, a nominating and corporate governance committee, a compensation committee and a finance and planning committee.
          Audit Committee. Our board of directors has established an audit committee of the board of directors. The members of the audit committee are currently Messrs. W. Michael Barnes, as Chairman, John Sculley and Walker C. Simmons, each of whom has been affirmatively determined by our board of directors to be independent in accordance with applicable rules. Each member of the audit committee meets the standards for financial knowledge for listed companies. In addition, the board of directors has determined that W. Michael Barnes is an “audit committee financial expert,” as such term is defined in Item 401 of Regulation S-K. Mr. W. Michael Barnes previously served as the Chief Financial Officer of Rockwell International Corporation. The responsibilities of the audit committee of the board of directors include, among other things:
•	overseeing, reviewing and evaluating our financial statements, the audits of our financial statements, our accounting and financial reporting processes, the integrity of our financial statements, our disclosure controls and procedures and our internal audit functions;

•	appointing, compensating, retaining and overseeing our independent accountants;

•	pre-approving permissible non-audit services to be performed by our independent accountants, if any, and the fees to be paid in connection therewith;

•	overseeing our compliance with legal and regulatory requirements and compliance with ethical standards adopted by us;

•	establishing and maintaining whistleblower procedures;

•	evaluating periodically our Code of Business Conduct and Ethics; and

•	conducting an annual self-evaluation.
          Nominating and Corporate Governance Committee. The members of our nominating and corporate governance committee are Messrs. James N. Perry, as Chairman, Arthur C. Patterson, and James F. Wade, each of whom has been affirmatively determined by our board of directors to be independent in accordance with applicable rules. The responsibilities of the nominating and corporate governance committee include:
•	assisting in the process of identifying, recruiting, evaluating and nominating candidates for membership on our board of directors and the committees thereof;

•	developing processes regarding the consideration of director candidates recommended by stockholders and stockholder communications with our board of directors;

•	conducting an annual self-evaluation and assisting our board of directors and our other committees of the board of directors in the conduct of their annual self-evaluations; and

•	development and recommendation of corporate governance principles.
          Compensation Committee. The members of our compensation committee are Messrs. James F. Wade, as Chairman, John Sculley and C. Kevin Landry, each of whom has been affirmatively determined by our board of directors to be independent in accordance with applicable rules. The responsibilities of the compensation committee of the board of directors include:

•	developing and reviewing general policy relating to compensation and benefits;

•	reviewing and evaluating the compensation discussion and analysis prepared by management;

•	evaluating the performance of the chief executive officer and reviewing and making recommendations to our board of directors concerning the compensation and benefits of our chief executive officer, our directors and our other corporate officers;

•	overseeing our chief executive officer’s decisions concerning the performance and compensation of our other executive officers;

•	administering our stock option and employee benefit plans;

•	preparing an executive compensation report for publication in our annual proxy statement; and

•	conducting an annual self-evaluation.
     Finance and Planning Committee. The members of our finance and planning committee are Messrs. Patterson, as Chairman, Landry and Perry. The responsibilities of the finance and planning committee include:
•	monitoring our present and future capital requirements and business opportunities;
•	overseeing, reviewing and evaluating our capital structure and our strategic planning and financial execution processes; and
•	making recommendations to our board regarding acquisitions, dispositions and our short and long-term operating plans.
Section 16(a) Beneficial Ownership Compliance
     Our registration statement on Form 10 registering our common stock pursuant to Section 12(g) of the Exchange Act became effective as of March 5, 2007. Accordingly, our directors, executive officers and beneficial owners of more than 10 percent of our common stock were not required to file reports pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2006.
Code of Ethics
     Our board of directors has adopted a code of ethics which establishes the standards of ethical conduct applicable to all of our directors, officers, employees, consultants and contractors. The code of ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, conflicts of interest or other violations. Our code of ethics is publicly available on our website at www.metropcs.com. Any waiver of our code of ethics with respect to our chief executive officer, chief financial officer, controller or persons performing similar functions may only be authorized by our audit committee and will be disclosed as required by applicable law.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive plan, a long-term equity incentive compensation plan and broad-based benefits programs.
     We place significant emphasis on pay for performance-based incentive compensation programs, which make payments when certain company/team and individual goals are achieved and/or when our common stock price appreciates. This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our chief executive officer, chief financial officer, and the other three most highly-compensated executive officers, which are collectively referred to as the named executive officers.
The Objectives of Our Executive Compensation Program
     Our compensation committee is responsible for establishing and administering our policies governing the compensation for our executive officers. Our executive officers are elected by our board of directors. Our compensation committee is composed entirely of non-employee independent directors. See “Item 10 Directors and Executive Officers of the Registrant — Board Committees -”
     Our executive compensation programs are designed to achieve the following objectives:
•	Attract and retain talented and experienced executives in the highly competitive and dynamic wireless telecommunications industry;

•	Motivate and reward executives whose knowledge, skills and performance are critical to our success;

•	Align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases;

•	Provide a competitive compensation package which is weighted heavily towards pay for performance, and in which total compensation is primarily determined by company/team and individual results and the creation of stockholder value;

•	Ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;

•	Foster a shared commitment among executives by coordinating their company/team and individual goals; and

•	Compensate our executives to manage our business to meet our long-range objectives.
     To assist management and the compensation committee in assessing and determining competitive compensation packages, the compensation committee engaged compensation consultants, Frederic W. Cook and Co, Inc. in 2005 and 2006 and Towers Perrin in 2006 and 2007.
     Our compensation committee meets outside the presence of all of our executive officers, including the named executive officers, to consider appropriate compensation for our chief executive officer, or CEO. For all other named executive officers, the committee meets outside the presence of all executive officers except our CEO and our general counsel, who recuses himself when the committee discusses his compensation. Mr. Linquist, our CEO, annually reviews each other named executive officer’s performance with the committee and makes recommendations to the compensation committee with respect to the appropriate base salary, cash performance awards to be made under our annual cash incentive plan, which was the Bonus Opportunity Plan in 2006 and the 2004 Equity Incentive Compensation Plan for 2007, and the grants of long-term equity incentive awards for all executive officers, excluding himself. Based in part on these recommendations from our CEO and other considerations discussed below, the compensation committee approves the annual compensation package of our executive officers other than our CEO. Our finance and planning committee also annually establishes the corporate goals and objectives for our CEO and the compensation committee evaluates our CEO’s performance in light of the corporate goals and objectives established for the CEO. Based on their evaluation, the compensation committee recommends to the Board our CEO’s base salary, annual cash incentive and stock option awards based on its assessment of his performance with input from the committee’s consultants. The annual performance review of our executive officers are considered by the compensation committee when making decisions on setting base salary, targets for and payments under our annual cash incentive plan and grants of long-term equity incentive awards. When making decisions on setting base salary, targets for and payments under our annual cash incentive plan and initial grants of long-term equity incentive awards for new executive officers, the compensation committee considers the importance of the position to us, the past salary history of the executive officer and the contributions to be made by the executive officer to us. The compensation committee also reviews the analyses and recommendations of the executive compensation consultant retained by the committee and approves the recommendations with modifications as deemed appropriate by the compensation committee.
     The compensation committee also reviews the annual performance of any officers related to the CEO and considers the recommendations of the related person’s direct supervisor with respect to base salary, targets for and payments under our annual cash incentive plan and grants of long-term equity incentive awards. The compensation committee reviews and approves these recommendations with modifications as deemed appropriate by the compensation committee.
     We use the following principles to guide our decisions regarding executive compensation:
   Provide compensation opportunities targeted at market median levels.
     To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our stockholders, we strive to provide a total compensation package that is competitive with total compensation provided by our industry peer group.
     We benchmark our salary and target incentive levels and practices as well as our performance results in relation to other comparable wireless telecommunications industry companies and telecommunications and general industry companies of similar size in terms of revenue and market capitalization. We believe that this group of companies provides an appropriate peer group because they consist of similar organizations against whom we compete for executive talent. We annually review the companies in our peer group and add or remove companies as necessary to insure that our peer group comparisons are meaningful. Specifically, we use the following market data to establish our salary and target annual cash and long-term incentive levels for 2007:
•	Data in proxy statement filings from wireless telecommunications companies that we believe are comparable to us based on revenue and market capitalization or are otherwise relevant, including:
•	Alltel Corp;

•	Centennial Communications Corp.;

•	Dobson Communications Corp.;

•	Leap Wireless International Inc.;

•	Rural Cellular Corp;

•	SunCom PCS Holding; and

•	United States Cellular Corp.
•	Published survey data from public and private companies to determine appropriate compensation levels based on revenue levels in general industry and the telecommunications industry.
     We target base salaries to result in annual salaries equal to the market median (50th percentile) pay level. We target total compensation above the market median for our executives with outstanding performance achievement. To arrive at the 50th percentile for the base salaries of our named executive officers, we consider the median of the data gathered from proxy statements for the positions of the named executive officers in relation to the named executive officers of our peer group as well as the 50th percentile of data from published surveys for each position. If our performance on company/team and individual goals exceeds targeted levels, our executives have the opportunity, through our annual cash performance award and long-term equity incentive compensation plans, to receive total compensation above the median of market pay. We believe our executive compensation packages are reasonable when considering our business strategy, our compensation philosophy and the competitive market pay data.
     For each executive officer, we consider the relevance of data of our peer group, considering:

•	Our business need for the executive officer’s skills;

•	The contributions that the executive officer has made or we believe will make to our success;

•	The transferability of the executive officer’s managerial skills to other potential employers;

•	The relevance of the executive officer’s experience to other potential employers, particularly in the telecommunications industry; and

•	The readiness of the executive officer to assume a more significant role with another potential employer.
    Require performance goals to be achieved or common stock price to increase in order for the majority of the target pay levels to be earned.
     Our executive compensation program emphasizes pay for performance. Performance is measured based on stockholder return as well as achievement of company/team and individual performance goals established by our board of directors relative to our board of director approved annual business plan. The goals for our company/team and individual measures are established so that target attainment is not assured. The attainment of payment for performance at target or above will require significant effort on the part of our executives.
     The compensation package for our executive officers includes both cash and equity incentive plans that align an executive’s compensation with our short-term and long-term performance goals and objectives. Annual cash incentive plan awards are earned based on performance measures that are aligned with our business strategy and are approved by the board of directors at the beginning of each fiscal year.
•	For 2006, the annual cash incentive plan award under the Bonus Opportunity Plan award was based on the following performance measures:
•	Achievement of Operating Market Targets:

•	Gross margin;

•	Adjusted EBITDA per average subscriber;

•	Capital expenditures per ending subscriber at year-end;

•	New Markets % of Build; and

•	Discretionary component.

•	Implementation of financial controls and Sarbanes-Oxley Act compliance; and

•	Individual performance measures, such as achievement of strategic objectives, and demonstration of our core values.
•	For 2007, the annual cash incentive plan awards have been made pursuant to our Amended and Restated 2004 Equity Incentive Compensation Plan, or the 2004 Plan, and are based on the following performance measures:
•	Operating markets:
•	Gross margin;

•	Adjusted EBITDA per average subscriber;

•	Capital expenditures per ending subscriber at year-end; and

•	Discretionary component.
•	New Markets Build-out:
•	Construction/market readiness goals for new markets; and

•	Discretionary component.
•	Individual performance measures, such as achievement of strategic objectives, and demonstration of our core values.
     Gross margin is defined as gross revenues less Enhanced 911 revenues, Federal Universal Service Fund revenues and the total cost of equipment.
     Adjusted EBITDA per average subscriber is determined by dividing Adjusted EBITDA by the sum of the average monthly number of customers during the year.
     Capital expenditures per ending subscriber is determined by dividing the total balance of property, plant and equipment and microwave relocation costs at the end of the year by (b) the number of customers at the end of the year.
     The construction/market readiness and new market percent of build goals are intended to provide focus on the successful launch of the new market for the management team during the market construction period. Each year, milestones are established specific to new markets such as number of cell sites constructed and payout is determined by percent achievement of these objectives across all new markets.
     As noted above, the team performance measure has a discretionary component. This component is intended to capture how the market has performed in areas that are not quantified in the major metrics. The determination and payout of the discretionary component is based on general performance in other categories and provides recognition for contributions made to the overall health of the business.
     Our long-term equity incentive program for 2006 and 2007 consists of awards of options to acquire our common stock which require growth in our common stock price in order for the executive officer to realize any value. We award stock options to align the interests of the executive officers to the interests of the stockholders through appreciation of our common stock price.
    Offer the same comprehensive benefits package to all full-time employees.
     We provide a competitive benefits package to all full-time employees which includes health and welfare benefits, such as medical, dental, vision care, disability insurance, life insurance benefits, and a 401(k) savings plan. We have no structured executive perquisite benefits (e.g., club memberships or company vehicles) for any executive officer, including the named executive officers, and we currently do not provide any deferred compensation programs or supplemental pensions to any executive officer, including the named executive officers.
    Provide fair and equitable compensation.
     We provide a total compensation program that we believe will be perceived by both our executive officers and our stockholders as fair and equitable. In addition to conducting analyses of market pay levels and considering individual circumstances related to each executive officer, we also consider the pay of each executive officer relative to each other executive officer and relative to other members of the management team. We have designed the total compensation programs to be consistent for our executive management team.
Certain Policies of our Executive Compensation Program
     We have adopted the following material policies related to our executive compensation program:

•	Allocation between long-term and currently paid out compensation: The compensation we currently pay consists of base pay and annual cash incentive compensation. The long-term compensation consists entirely of awards of stock options pursuant to our Second Amended and Restated 1995 Stock Option Plan, as amended, or the 1995 Plan, and our 2004 Plan. The allocation between long-term and currently paid out compensation is based on an analysis of how our peer companies, telecommunication industry and general industry use long-term and currently paid compensation to pay their executive officers.

•	Allocation between cash and non-cash compensation: It is our policy to allocate all currently paid compensation and annual incentive pay in the form of cash and all long-term compensation in the form of awards of options to purchase our common stock. We consider competitive market analyses when determining the allocation between cash and non-cash compensation.

•	Return of incentive pay: We have implemented a policy for the adjustment or recovery of awards if performance measures upon which they are based are materially restated or otherwise adjusted in a manner that will reduce the size of an award or payment. This policy includes the return by any executive officer any compensation based upon performance measures that require material restatement which are caused by such executive’s intentional misconduct or misrepresentation.
Our Executive Compensation Programs
     Overall, our executive compensation programs are designed to be consistent with the objectives and principles set forth above. The basic elements of our executive compensation programs are summarized in the table below, followed by a more detailed discussion of each compensation program.

Element	Characteristics	Purpose
Base salary	Fixed annual cash compensation; all executives are eligible for periodic increases in base salary based on performance; targeted at the median market pay level.	Keep our annual compensation competitive with the market for skills and experience necessary to meet the requirements of the executive’s role with us.

Annual cash incentive awards	Performance-based annual cash incentive earned based on company/team and individual performance against target performance levels; targeted above the market median for outstanding performance achievement.	Motivate and reward for the achievement and over-performance of our critical financial and strategic goals. Amounts earned for achievement of target performance levels based on our annual budget is designed to provide a market-competitive pay package at median performance; potential for lesser or greater amounts are intended to motivate participants to achieve or exceed our financial and other performance goals and to not reward if performance goals are not met. Provides change in control protection.

Long-term equity incentive plan awards (stock options)	Performance-based equity award which has value to the extent our common stock price increases over time; targeted at the median market pay level and/or competitive practices at peer companies.	Align interest of management with stockholders; motivate and reward management to increase the stockholder value of the company over the long term.

Vesting based on continued employment will facilitate retention; amount realized from exercise of stock options rewards increases stockholder value of the company; provides change in control protection.

Retirement savings opportunity	Tax-deferred plan in which all employees can choose to defer compensation for retirement. We provide	Provide employees the opportunity to save for their retirement. Account balances are affected by contributions

Element	Characteristics	Purpose
	no matching or other contributions; and we do not allow employees to invest these savings in company stock.	and investment decisions made by the employee.

Health & welfare benefits	Fixed component. The same/comparable health & welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for all full-time employees.	Provides benefits to meet the health and welfare needs of employees and their families.
     All pay elements are cash-based except for the long-term equity incentive program, which is an equity-based (stock options) award. We consider market pay practices and practices of peer companies in determining the amounts to be paid, what components should be paid in cash versus equity, and how much of a named executive officer’s compensation should be short-term versus long-term.
     Our executive officers, including the named executive officers, are assigned to pay grades, determined by comparing position-specific duties and responsibilities with the market pay data and the internal structure. Each pay grade has a salary range with corresponding annual and long-term incentive award opportunities. We believe this is a reasonable and flexible approach to achieve the objectives of the executive compensation program of appropriately determining the pay of our executives based on their skills, experience and performance.
     Compensation opportunities for our executive officers, including our named executive officers, are designed to be competitive with peer companies. We believe that a substantial portion of each named executive officer’s compensation should be in performance-based pay.
     In determining whether to increase or decrease compensation to our executive officers, including our named executive officers, we annually review, among other things, changes (if any) in market pay levels, the contributions made by the executive officer, the performance of the executive officer, the increases or decreases in responsibilities and roles of the executive officer, the business needs for the executive officer, the transferability of managerial skills to another employer, the relevance of the executive officer’s experience to other potential employers and the readiness of the executive officer to assume a more significant role with another organization. In addition, we consider the executive officer’s current base salary in relation to median pay levels so that for the same individual performance, an executive officer will generally receive larger increases when below median and smaller increases when at or above median.
     In general, compensation or amounts realized by executives from prior compensation from us, such as gains from previously awarded stock options or options awards, are not taken into account in setting other elements of compensation, such as base pay, annual cash incentive plans, or awards of stock options under our long-term equity incentive program. With respect to new executive officers, we take into account their prior base salary and annual cash incentive, as well as the contribution expected to be made by the new executive officer, the business needs and the role of the executive officer with us, and the pay of other executive officers. We believe that our executive officers should be fairly compensated each year relative to market pay levels and internal equity among executive officers. Moreover, we believe that our long-term incentive compensation program furthers our significant emphasis on pay for performance compensation.
Annual Cash Compensation
     To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our stockholders, we provide a competitive total compensation package. Base salaries are targeted at the market median (50th percentile) pay level, while total compensation is targeted above market median for our executives with outstanding performance achievement, considering individual performance and experience, to ensure that each executive is appropriately compensated.
    Base Salary
     Annually we review salary ranges and individual salaries for our executive officers. We establish the base salary for each executive officer based on consideration of median pay levels in the market and internal factors, such as the individual’s performance and experience, and the pay of others on the executive team.

     We consider market median pay levels among individuals in comparable positions with transferable skills within the wireless communications and telecommunications industry and comparable companies in general industry. When establishing the base salary of any executive officer, we also consider business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive, the pay of other executive officers and other factors. We believe competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us.
     The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table. See “— Summary of Compensation.” For the fiscal year ended December 31, 2006, base cash compensation to our named executive officers was approximately $1.5 million, with our chief executive officer receiving approximately $470,000 of that amount. We believe that the base salary paid to our executive officers during 2006 achieves our executive compensation objectives, compares favorably to market pay levels and is within our target of providing a base salary at the market median.
     In 2007, adjustments to our executive officers’ total compensation were made based on an analysis of current market pay levels of peer companies and in published surveys. In addition to the market pay levels, factors taken into account in making any changes for 2006 included the contributions made by the executive officer, the performance of the executive officer, the role and responsibilities of the executive officer and the relationship of the executive officer’s base pay to the base salary of our other executives.
    Annual Cash Incentive Plan Award
     Consistent with our emphasis on pay for performance incentive compensation programs, we have established written annual cash incentive plans, specifically the Bonus Opportunity Plan for 2006 and the amended and restated 2004 Equity Incentive Compensation Plan for 2007, pursuant to which our executive officers, including our named executive officers, are eligible to receive annual cash incentive awards based upon our performance against annual established performance targets, including financial measures and other factors, including individual performance. The annual cash incentive plan is important to focus our executive officer’s efforts and reward executive officers for annual operating results that help create value for our stockholders.
     Incentive award opportunities are targeted to result in awards equal to the market median pay level assuming our target business objectives are achieved. If the target level for the performance goals is exceeded, executives have an opportunity to earn cash incentive awards above the median of the market pay levels. If the target levels for the performance goals are not achieved, executives may earn less or no annual cash incentive plan awards. In 2006, our named executive officers exceeded the target business objectives which result in achieving 165.5% for the achievement of operating target components of the Bonus Opportunity Plan. The annual cash incentive plan targets are determined through our annual planning process, which generally begins in October before the beginning of our fiscal year.
     For 2006 and 2007, the financial measures used to determine annual cash incentive awards included gross margin, adjusted EBITDA per average subscriber, capital expenditures per ending subscriber and construction/market readiness goals for new markets/new market % of build performance. See “— 2006 Pay Out Measures” and “— 2007 Pay Out Measures.” The gross margin measure is designed to reflect our strategy of developing new markets, growing top line revenue, and expanding our market share in existing markets. To ensure we efficiently develop and expand our markets, the Adjusted EBITDA per average subscriber measure motivates our executives to manage our costs and to take into account the appropriate level of expenses expected with our growth in number of subscribers. The capital expenditures per ending subscriber measure is designed to ensure that the appropriate level of investment is being made in our networks consistent with our growth. The construction/market readiness goals for new markets and new market percent of build measure exists to provide focus during the market construction period. The discretionary component provides recognition for contributions made to the overall health of the business and is intended to capture how the market has performed in areas that are not quantified in the major metrics.
     A business plan which contains annual financial and strategic objectives is developed each year by management, reviewed and recommended by our finance and planning committee, presented to our board of directors with such changes that are deemed appropriate by the finance and planning committee of our board of directors, and are ultimately reviewed and approved by our board of directors with such changes that are deemed appropriate by the board of directors. The business plan objectives include our budgeted results for the annual cash incentive performance measures, such as penetrating existing markets and securing and developing new markets, and include all of our performance goals. The annual cash incentive plan awards and measures are presented to the compensation committee of our board of directors for review, and ultimately to our board of directors for their approval with such modifications deemed appropriate by our board of directors.
     Annual cash incentive plan awards are determined at year-end based on our performance against the board of directors-approved annual cash incentive plan targets. The compensation committee also exercises discretion adjusting awards based on its consideration of each executive officer’s individual performance and for each executive officer other than the chief executive officer, based on a review of such executive’s performance as communicated to the compensation committee by the chief executive officer, and our overall performance during the year. Performance against the financial controls and Sarbanes-Oxley Act of 2002, or SOX, compliance portion of the 2006 goals was based on a review of controls across the organization and considered a number of factors, including, but not limited to, our failure to comply with Section 12(g) of the Securities Exchange Act of 1934. The incentive plan award amounts of all executive officers, including the named executive officers, must be reviewed and recommended by our compensation committee for approval and ultimately must be approved by our board of directors before being paid. Our compensation committee and our board of directors may modify the annual cash incentive plan awards and payments prior to their payment.
2006 Pay Out Measures
     Shown as a percentage of the total payment opportunity in the following table, is the weighting of the individual measures as well as the financial measures used to determine awards to the named executive officers for the fiscal year ended December 31, 2006.

			EVP Market
2006 Pay Out Measures/Annual Cash Incentive Plan Components	CEO	CFO	Ops	Other NEOs
Company/team performance	70%	60%	70%	70%
• Gross Margin
• Adjusted EBITDA per average subscriber
• Capital expenditures per ending subscriber
• New market % of build
• Discretionary
Financial Controls/Sarbanes-Oxley Act compliance	20%	20%	20%	15%
Individual performance	10%	20%	10%	15%
     In addition to changes to our financial measures from 2005 to 2006 to make our plan more straight-forward and easier to understand, the non-financial measures were adjusted in 2006 to reflect the change of focus on our internal initiatives from remediation of certain material weaknesses in financial reporting in 2005 to financial controls and voluntary Sarbanes-Oxley compliance. Likewise, individual performance measures of each executive officer were also reviewed and updated as deemed appropriate by our CEO and our compensation committee to reflect the focus of our 2006 initiatives.
2007 Pay Out Measures
     Shown as a percentage of the total payment opportunity in the following table, is the weighting of the individual measures as well as the financial measures used to determine awards to the named executive officers for the fiscal year ended December 31, 2007.

2007 Pay Out Measures/Annual Cash Incentive Plan Components	All NEOs
Company/team performance	70%
• Operating Markets:
• Gross Margin
• Adjusted EBITDA per average subscriber
• Capital expenditures per ending subscriber
• Discretionary
• New market buildout:
• Construction/Market Readiness
• Discretionary Component
Individual performance	30%

     Individual performance measures of each executive officer are also reviewed and updated as deemed appropriate by our chief executive officer and our compensation committee to reflect the focus of our 2007 initiatives.
Annual Cash Incentive Plan Awards
     We have developed goals for our performance measures that would result in varying levels of annual cash incentive plan awards. If the maximum performance on these goals is met, our executive officers have the opportunity to receive a maximum award equal to two times their target award. The target and maximum award opportunities under the 2006 and 2007 annual cash incentive compensation plans were set based on competitive market pay levels and are shown as a percentage of annual base salary at corresponding levels of performance against our goals as shown in the following table:

2006 and 2007 Annual Cash Incentive Plan Award Level Based on Goal Achievement
Officer	At 100% (Target)	Maximum Performance
CEO	100% of base salary	200% of base salary
SVP and CFO	75% of base salary	150% of base salary
EVP, Market Ops	75% of base salary	150% of base salary
SVP, General Counsel and Secretary	65% of base salary	130% of base salary
SVP and CTO	65% of base salary	130% of base salary
     In 2006, the annual cash incentive targets were adjusted from the 2005 levels for the named executive officers based on our analysis and observations of market pay levels. The annual cash incentive targets were adjusted from 75% to 100% for the CEO, from 55% to 75% for each of the SVP and CFO and EVP Market Operations, and from 45% to 65% for the SVP, General Counsel, and Secretary and the SVP and CTO, respectively.
     The actual annual cash incentive awards made to our named executive officers pursuant to our Bonus Opportunity Plan for the fiscal year ended December 31, 2006 are set forth below in the Summary Compensation Table. See “— Summary of Compensation.” We believe that the annual cash incentive awards made to our named executive officers for the fiscal year ended December 31, 2006 achieved our executive compensation objectives, compare favorably to market pay levels and are within our target of providing total compensation above the median of market pay levels for executives with outstanding performance achievement.
Long-term Equity Incentive Compensation
     We award long-term equity incentive grants to executive officers, including the named executive officers, as part of our total compensation package. These awards are consistent with our pay for performance principles and align the interests of the executive officers to the interests of our stockholders. Our compensation committee reviews and recommends to our board of directors the amount of each award to be granted to each named executive officer and our board of directors approves each award. Long-term equity incentive awards are made pursuant to our 1995 Plan, and in 2005, and after, our 2004 Plan. The 1995 Plan terminated in November 2005 and no further awards can be made under the 1995 Plan, but all options granted before November 2005 remain valid in accordance with their terms.
     Our long-term equity incentive compensation is currently exclusively in the form of options to acquire our common stock. The value of the stock options awarded is dependent upon the performance of our common stock price. While the 2004 Plan allows for other forms of equity compensation, our compensation committee and management believe that currently stock options are the appropriate vehicle to provide long-term incentive compensation to our executive officers. Other types of long-term equity incentive compensation may be considered in the future as our business strategy evolves.
     Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price for a period of up to ten years under the 2004 Plan and between ten and fifteen years under the 1995 Plan. Stock options are earned on the basis of continued service to us and generally vest over a period of one to four years, and for multiyear awards beginning with one-fourth vesting one year after the date of grant, then the balance pro-rata vesting monthly thereafter. See “— Employment Agreements, Severance Benefits and Change in Control Provisions” for a discussion of the change in control provisions related to stock options. Stock options under the 1995 Plan may be exercised any time after grant subject to repurchase by us if any stock is unvested at the time an employee ceases service with us.

     The exercise price of each stock option granted in 2006 is based on the fair market value of our common stock on the grant date as determined by our board of directors based upon the recommendation of our finance and planning committee and of management based on certain data, including discounted cash flow analysis, comparable company analysis and comparable transaction analysis, as well as contemporaneous valuation reports. With the exception of the grant in December 2006, the valuation in 2006 was performed quarterly. The award in December 2006 was based on a valuation performed in December 2006. We do not have any program, plan or practice of setting the exercise price based on a date or price other than the fair market value of our common stock on the grant date.
     Our named executive officers receive an initial grant of stock options. Our executive officers are eligible to receive annual awards of stock options beginning in the year in which they reach their second anniversary of their hire date. Individual determinations are made with respect to the number of stock options granted to executive officers. In making these determinations, we consider our performance relative to the financial and strategic objectives set forth in the annual business plan, the previous year’s individual performance of each executive officer, the market pay levels for the executive officer, and the number of options granted to other executive officers. Annual grants are targeted at the median level of market pay practices and market pay levels for the executive officer, but may be adjusted based on individual performance. This analysis is also used to determine any new hire or promotion-related grants that may be made during the year. Based on individual performance and contributions to our overall performance, the 2006 stock option grants awarded to the named executive officers were at approximately the 75th percentile of market pay level for each named executive officer.
     Like our other pay components, long-term equity incentive award grants are determined based on an analysis of competitive market levels. Long-term equity incentive grant ranges have been established which result in total compensation levels ranging from median to above median of market pay levels. The number of options granted to a named executive officer is intended to reward prior year’s individual performance.
     Generally, we do not consider an executive officer’s stock holdings or previous stock option grants in determining the number of stock options to be granted. We believe that our executive officers should be fairly compensated each year relative to market pay levels and relative to our other executive officers. Moreover, we believe that our long-term incentive compensation program furthers our significant emphasis on pay for performance compensation. However, we undertook an analysis of executive officer stock holdings in determining the appropriate one-time stock option grant, as discussed below, made prior to our initial public offering. We do not have any requirement that executive officers hold a specific amount of our common stock or stock options.
     Although the compensation committee is the plan administrator for the 2004 Plan, all awards of stock options under the 1995 Plan and the 2004 Plan were recommended by our compensation committee and approved by our board of directors. Beginning in 2007, our board of directors has delegated to the compensation committee the power to approve option grants to non-officers. For 2006, our board of directors made all annual option grants to eligible employees on a single date each year, with exceptions for new hires, promotions and special grants. Typically, the board of directors has granted annual awards at its regularly scheduled meeting in March. The timing of the grants is consistent each year and is not coordinated with the public release of nonpublic material information.
     While the vast majority of stock option awards to our executive officers have been made pursuant to our annual grant program or in connection with their hiring or promotion, the compensation committee retains discretion to make stock option awards to executive officers at other times, including in connection with the hiring of a new executive officer, the promotion of an executive officer, to reward executive officers, for retention purposes or for other circumstances recommended by management or the compensation committee. The exercise price of any such grant is the fair market value of our stock on the grant date.
     In December 2006, in recognition of efforts related to our pending initial public offering and to align executive ownership with us, we made a special stock option grant to our named executive officers and certain other eligible employees. We granted stock options to purchase an aggregate of 6,885,000 shares of our common stock to our named executive officers and certain other officers and employees. The purpose of the grant was also to provide retention of employees following our initial public offering as well as to motivate employees to return value to our stockholders through future appreciation of our common stock price. The exercise price for the option grants is $11.33, which is the fair market value of our common stock on the date of the grant as determined by our board of directors after receiving a valuation performed by an outside valuation consultant and the recommendation of the finance and planning committee and management. The stock options granted to the named executive officers other than our CEO and our senior vice president and chief technical officer will generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The stock options granted to our CEO will vest on a three-year vesting schedule with one-third vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The stock options granted to our senior vice president and chief technology officer will vest over a two-year vesting schedule with one-half vesting on the first anniversary of the award and the remainder pro-rata on a monthly basis thereafter.
     For accounting purposes, we apply the guidance in Statement of Financial Accounting Standard 123 (revised December 2004), or SFAS 123(R), to record compensation expense for our stock option grants. SFAS 123(R) is used to develop the assumptions necessary and the model appropriate to value the awards as well as the timing of the expense recognition over the requisite service period, generally the vesting period, of the award.
     Executive officers recognize taxable income from stock option awards when a vested option is exercised. We generally receive a corresponding tax deduction for compensation expense in the year of exercise. The amount included in the executive officer’s wages and the amount we may deduct is equal to the common stock price when the stock options are exercised less the exercise price multiplied by the number of stock options exercised. We do not pay or reimburse any executive officer for any taxes due upon exercise of a stock option.
     In 2005, we determined that we had previously granted certain options to purchase our common stock under our 1995 Plan at exercise prices which we believed were below the fair market value of our common stock at the time of grant. In December 2005, we offered to amend the affected stock option grants of all affected employees by increasing the exercise price of such affected stock option grants to the fair value of our common stock as of the date of grant and awarding additional stock options which vested 50% on January 1, 2006 and 50% on January 1, 2007 at the fair market value of our common stock as of the award date provided that the employee remained employed on those dates. See “— Discussion of Summary Compensation and Plan-Based Awards Tables — Option Repricing.”
     Stock option grants are currently made only from the 2004 Plan. Under the 2004 Plan, an option repricing is only allowable with stockholder approval. We no longer grant options under the 1995 Plan, but options granted under the 1995 Plan remain in effect in accordance with their terms.
Overview of 2006 Compensation
     We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2006 achieves the overall objectives of our executive compensation program. In accordance with our established overall objectives, executive compensation remained weighted heavily to pay for performance and was competitive with market pay levels. In alignment with our established executive compensation philosophy, we continue to move towards a market position above median for outstanding performance and achievement.
     For 2006, our chief executive officer received total compensation of approximately $11.8 million, which includes a base salary of $466,923, stock option awards with a grant date value of approximately $10.6 million and non-equity incentive plan compensation of $815,300. Based on the market analysis, the base salary and total cash compensation paid to our chief executive officer for 2006 was below market median pay level. We believe that the total compensation paid to our chief executive officer satisfies the objectives of our executive compensation program. The total compensation and elements thereof paid to each of our named executive officers during 2006 is set forth below in the Summary Compensation Table. See “— Summary of Compensation.”
Other Benefits
    Retirement Savings Opportunity
     All employees may participate in our 401(k) Retirement Savings Plan, or 401(k) Plan. Each employee may make before-tax contributions of up to 60% of their base salary up to current Internal Revenue Service limits. We provide this plan to help our employees save some amount of their cash compensation for retirement in a tax efficient manner. We do not match any contributions made by our employees to the 401(k) Plan, nor did we make any discretionary contributions to the 401(k) Plan in the fiscal year ended December 31, 2006. We also do not provide an option for our employees to invest in our common stock in the 401(k) plan.

    Health and Welfare Benefits
     All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.
Employment Agreements, Severance Benefits and Change in Control Provisions
     As of April 1, 2007, we do not have any employment agreements in effect with any of our named executive officers. We grant options, or have granted options, that remain outstanding under two plans, the 1995 Plan and the 2004 Plan. The 1995 Plan terminated in November 2005 and no further awards can be made under the 1995 Plan, but all options granted before November 2005 remain valid in accordance with their terms. The 1995 Plan and the 2004 Plan contain certain change in control provisions. We have these change in control provisions in our 1995 Plan and 2004 Plan to ensure that if our business is sold our executives and other employees who have received stock options under either plan will remain with us through the closing of the sale.
    The 1995 Plan
     Under our 1995 Plan, in the event of a “corporate transaction,” as defined in the 1995 Plan, the following occurs with respect to stock options granted under the 1995 Plan:
•	Each outstanding option automatically accelerates so that each option becomes fully exercisable for all of the shares of the related class of common stock at the time subject to such option immediately before the corporation transaction;

•	All outstanding repurchase rights automatically terminate and the shares of common stock subject to those terminated rights immediately vest in full;

•	Immediately following a corporate transaction, all outstanding options terminate and cease to be outstanding, except to the extent assumed by the successor corporation and thereafter adjusted in accordance with the 1995 Plan; and

•	In the event of an “involuntary termination” of an optionee’s “service” with us within 18 months following a corporate transaction, any fully-vested options issued to such holder remain exercisable until the earlier of (i) the expiration of the option term, or (ii) the expiration of one year from the effective date of the involuntary termination.
     Corporate transactions for purposes of the 1995 Plan include either of the following stockholder-approved actions involving us:
•	A merger or consolidation transferring greater than 50% of the voting power of our outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction; or

•	The disposition of all or substantially all of our assets in a complete liquidation or dissolution.
    The 2004 Plan
     Under our 2004 Plan, unless otherwise provided in an “award,” a “change of control,” as defined in the 2004 Plan, results in the following:
•	All “options” and “stock appreciation rights” then outstanding become immediately vested and fully exercisable;

•	All restrictions and conditions of all “restricted stock” and “phantom stock” then outstanding are deemed satisfied, and the “restriction period” or other limitations on payment in full with respect thereto are deemed to have expired, as of the date of the change in control; and

•	All outstanding “performance awards” and any “other stock or performance-based awards” become fully vested, deemed earned in full and are to be promptly paid to the participants as of the date of the change in control.
     A change of control for purpose of the 2004 Plan is deemed to have occurred if:
•	Any “person” (a) other than us or any of our subsidiaries, (b) any of our or our subsidiaries’ employee benefit plans, (c) any “affiliate,” (d) a company owned, directly or indirectly, by our stockholders, or (e) an underwriter temporarily holding our securities pursuant to an offering of such securities, becomes the “beneficial owner,” directly or indirectly, of more than 50% of our voting stock;

•	A merger, organization, business combination or consolidation of us or one of our subsidiaries transferring greater than 50% of the voting power of our outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction;

•	The disposition of all or substantially all of our assets, other than to the current holders of 50% or more of the voting power of our voting securities;

•	The approval by the stockholders of a plan for the complete liquidation or dissolution; or

•	The individuals who constitute our board on the effective date of the 2004 Plan (or any individual who was appointed to the board of directors by a majority of the individuals who constitute our board of directors as of the effective date of the 2004 Plan) cease for any reason to constitute at least a majority of our board of directors.
     Additionally, under the 2004 Plan, if approved by our board of directors prior to or within 30 days after such a change in control, the board of directors has the right for a 45-day period immediately following the change in control to require all, but not less than all, “participants” to transfer and deliver to us all “awards” previously granted to the participants in exchange for an amount equal to the “cash value” of the “awards.” While we have no written severance plan for our executives, in practice, we have offered severance payments to terminated executives based on the position held and the time in the role. Generally, it has been our practice to provide twelve months of severance for executives, potentially adjusted for length of service, where the executive’s service has been severed by us. For a more detailed discussion of the 2004 Plan, see “— Discussion of Summary Compensation and Plan-Based Awards Tables — 2004 Equity Incentive Compensation Plan.”
Stock Ownership Guidelines
     Stock ownership guidelines have not been implemented by the compensation committee for our executive officers or directors. Prior to our initial public offering, the market for our stock was limited to other stockholders and subject to a stockholders agreement that limited a stockholder’s ability to transfer their stock. We have chosen not to require stock ownership for our executive officers or directors given the limited market for our securities. We will continue to periodically review best practices and re-evaluate our position with respect to stock ownership guidelines.
Securities Trading Policy
     Our securities trading policy states that executive officers, including the named executive officers, and directors may not purchase or sell puts or calls to sell or buy our stock, engage in short sales with respect to our stock, or buy our securities on margin.
Tax Deductibility of Executive Compensation
     Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

     Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. We believe that achieving our compensation objectives set forth above is more important than the benefit of tax deductibility and we reserve the right to maintain flexibility in how we compensate our executive officers that may result in limiting the deductibility of amounts of compensation from time to time.
Summary of Compensation
     The following table sets forth certain information with respect to compensation for the year ended December 31, 2006 and 2005 earned by or paid to our chief executive officer, chief financial officer and our three other most highly compensated executive officers, which are referred to as the named executive officers.

				Non-Equity Incentive
				Plan Compensation
Name and Principal Position	Year	Salary	Option Awards (3)	(4)	Total
Roger D. Linquist — President and CEO	2006	$466,923	$1,184,793	$815,300	$2,467,016
	2005	$435,833		$527,840	$963,673

J. Braxton Carter — SVP/CFO	2006	$287,404	$410,865	$379,000	$1,077,269
	2005	$264,750		$238,280	$503,030

Robert A. Young — EVP Market Operations	2006	$330,769	$583,738	$424,200	$1,338,707
	2005	$310,750		$265,340	$576,090

Mark A. Stachiw — SVP/General Counsel and Secretary(1)	2006	$223,173	$349,212	$251,700	$824,085
	2005	$204,583		$136,740	$341,323

Malcolm M. Lorang — SVP/Chief Technology Officer(2)	2006	$214,135	$247,300	$237,500	$698,935
	2005	$202,250		$130,790	$333,040

(1)	Mr. Stachiw became a Senior Vice President during 2006.

(2)	Mr. Lorang became a Senior Vice President during 2006.

(3)	The value of the option awards for 2006 is determined using the fair value recognition provisions of SFAS 123(R), which was effective January 1, 2006. For option awards during the year ended December 31, 2005, in accordance with APB 25, the following amounts were included as non-cash compensation expense in the 2005 audited consolidated financial statements for Messrs. Linquist, Carter, Young, and Lorang, respectively: $83,199, $6,521, $28,473 and $289,800. See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements contained elsewhere in this report for further discussion of the accounting treatment for these options.

(4)	During 2005 and 2006, MetroPCS Communications awarded annual cash incentive bonuses pursuant to a written annual cash incentive plan. This plan provides for the award of annual cash bonuses based upon targets and maximum bonus payouts set by the board of directors at the beginning of each fiscal year. See “— Discussion of Summary Compensation and Plan-Based Awards Tables — Material Terms of Plan-Based Awards.”

Grants of Plan-Based Awards
     The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2006 to the named executive officers.

	Estimated Future Payouts Under
	Non-Equity Incentive Plan Awards(4)
						All Other
						Option
						Awards:
						Number of	Exercise or
						Securities	Base Price of
		Grant Date				Underlying	Option Awards
Name & Principal Position	Grant Date	Fair Value (3)	Threshold	Target	Maximum	Options (#)	($/share)
Roger D. Linquist — President and			$0	$480,000	$960,000	—	—
CEO	3/14/2006	$1,676,633	—	—	—	513,900	7.15
	12/22/2006	$8,907,975	—	—	—	2,250,000	11.33

J. Braxton Carter — Senior VP/CFO			$0	$221,250	$442,500	—	—
	3/14/2006	$446,319	—	—	—	136,800	7.15
	12/22/2006	$2,375,460	—	—	—	600,000	11.33

Robert A. Young — Executive VP			$0	$255,000	$510,000	—	—
Market Operations — East	3/14/2006	$745,823	—	—	—	228,600	7.15
	12/22/2006	$2,375,460	—	—	—	600,000	11.33

Mark A. Stachiw — Senior			$0	$149,500	$299,000	—	—
VP/General Counsel and	3/14/2006	$61,663	—	—	—	18,900	7.15
Secretary (1)	3/14/2006	$195,754	—	—	—	60,000	7.15
	12/22/2006	$1,781,595	—	—	—	450,000	11.33

Malcolm M. Lorang — Senior			$0	$143,000	$286,000	—	—
VP/Chief Technology Officer (2)	3/14/2006	$178,136	—	—	—	54,600	7.15
	3/14/2006	$195,754	—	—	—	60,000	7.15
	12/22/2006	$593,865	—	—	—	150,000	11.33

(1)	Mr. Stachiw became a Senior Vice President during 2006.

(2)	Mr. Lorang became a Senior Vice President during 2006.

(3)	The value of the option awards for 2006 is determined using the fair value recognition provisions of SFAS 123(R) which was effective January 1, 2006.

(4)	During 2005 and 2006 MetroPCS Communications awarded annual cash incentive bonuses pursuant to a written Bonus Opportunity Plan. This plan provides for the award of annual cash bonuses based upon targets and maximum bonus payouts set by the board of directors at the beginning of each fiscal year. See “— Discussion of Summary Compensation and Plan-Based Awards Tables — Material Terms of Plan-Based Awards.” The actual amount paid to each named executive officer pursuant to the Bonus Opportunity Plan for the fiscal year ended December 31, 2006 is set forth in the Summary Compensation Table under the column titled “Non- Equity Incentive Plan Compensation.” See “— Summary of Compensation.”
Discussion of Summary Compensation and Plan-Based Awards tables
     Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the grants of Plan Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.
    Employment and Indemnification Arrangements
     As of April 1, 2007, we will not have any employment contracts in effect with any of our named executive officers.
     We have entered into agreements with each director, each officer, and certain other employees which require us to indemnify and advance expenses to the directors, officers, and covered employees to the fullest extent permitted by applicable law if the person is or threatened to be made a party to any threatened, pending or completed action, suit, proceeding, investigation, administrative hearing whether formal or informal, governmental or non-governmental, civil, criminal, administrative, or investigative if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of MetroPCS Communications or in a manner otherwise expressly permitted under our certificate of incorporation, the by-laws, or our stockholders agreement.

    Bonus and Salary
     Our board of directors has established a pay for performance approach for determining executive pay. Base salaries are targeted at the median market pay levels while total annual cash compensation is targeted above the median of market pay levels for outstanding performance achievement. We have established a peer group of publicly traded companies in similar lines of business in similar geographies, as well as similar in size in terms of revenue and market capitalization. We have also utilized several well-established third-party surveys that are industry specific and focused on executive pay in the telecommunications and wireless industries. See “— The Objectives of our Executive Compensation Program.”
    Amended and Restated 2004 Equity Incentive Compensation Plan
     Our board of directors has adopted, and our stockholders have approved, our 2004 Plan.
     Administration. Our 2004 Plan is administered by the compensation committee of our board of directors. As plan administrator, the compensation committee has full authority to (i) interpret the 2004 Plan and all awards thereunder, (ii) make, amend and rescind such rules as it deems necessary for the administration of the 2004 Plan, (iii) make all determinations necessary or advisable for the administration of the 2004 Plan, and (iv) make any corrections to the 2004 Plan or an award deemed necessary by the compensation committee to effectuate the 2004 Plan. All awards under the 2004 Plan are granted by our compensation committee in its discretion, but historically all awards to executive officers are approved by our board of directors based on the recommendations of our compensation committee.
     Eligibility. All of our and our affiliates’ employees, consultants and non-employee directors are eligible to be granted awards by our compensation committee under the 2004 Plan. An employee, consultant or non-employee director granted an award is a participant under our 2004 Plan. Our compensation committee also has the authority to grant awards to a third party designated by a non-employee director provided that (i) our board of directors consents to such grant, (ii) such grant is made with respect to awards that otherwise would be granted to such non-employee director, and (iii) such grant and subsequent issuance of stock may be made upon reliance of an exemption from the Securities Act.
     Number of Shares Available for Issuance. The maximum number of shares of our common stock that are authorized for issuance under our 2004 Plan currently is 40,500,000. Shares issued under the 2004 Plan may be treasury shares, authorized but unissued shares or, if applicable, shares acquired in the open market.
     In the event the number of shares to be delivered upon the exercise or payment of any award granted under the 2004 Plan is reduced for any reason or in the event that any award (or portion thereof) can no longer be exercised or paid, the number of shares no longer subject to such award shall be released from such award and shall thereafter be available under the 2004 Plan for the grant of additional awards.
     Upon the occurrence of a merger, consolidation, recapitalization, reclassification, stock split, stock dividend, combination of shares or the like, the administrator of the 2004 Plan may ratably adjust the aggregate number and affected class of securities available under the 2004 Plan.
     Types of Awards. The compensation committee may grant the following types of awards under our 2004 Plan: stock options; purchased stock; bonus stock; stock appreciation rights; phantom stock; restricted stock; performance awards; or other stock or performance-based awards. Stock options awarded under our 2004 Plan may be nonqualified stock options or incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or the Code. With the exception of incentive stock options, our compensation committee may grant, from time to time, any of the types of awards under our 2004 Plan to our employees, consultants and non-employee directors. Incentive stock options may only be granted to our employees. Awards granted may be granted either alone or in addition to, in tandem with, or in substitution or exchange for, any other award or any award granted under another of our plans, or any business entity to be acquired by us, or any other right of a participant to receive payment from us.
     Stock Options. A stock option is the right to acquire shares of our common stock at a fixed price for a fixed period of time and generally are subject to a vesting requirement. A stock option will be in the form of a nonqualified stock option or an incentive stock options. The exercise price is set by our compensation committee but cannot be less than 100% of the fair market value of our common stock on the date of grant, or, in the case of incentive stock options granted to an employee who owns 10% or more of total combined voting power of our common stock, or a 10% owner, the exercise price cannot be less than 110% of the fair market value of our common stock on the date grant. The term of a stock option may not exceed ten years or five years in the case of incentive stock options granted to a 10% owner. With stockholder approval, our compensation committee may grant to the holder of outstanding nonqualified stock option a replacement options with lower (or higher with consent) exercise price than the exercise price of the replaced options.
     Purchased Stock. Purchase stock awards entitle the participant to purchase our common stock at a price per share that may be less than, but not greater than, the fair market value per share at the time of purchase.
     Bonus Stock. Bonus stock grants are made in consideration of performance or services by the participant with no additional consideration except as may be required by our compensation committee or the 2004 Plan.
     Stock Appreciation Rights and Phantom Stock. Stock appreciation rights are awards that entitle the participant to receive a payment equal to the excess, if any, of the fair market value on the exercise date of a specified number of shares of our common stock over a specified grant price. Phantom stock awards are rights to receive cash equal to the fair market value of a specified number of shares of our common stock at the end of a specified deferral period. Stock appreciation rights may be granted in tandem with options. All stock appreciation rights granted under our 2004 Plan must have a grant price per share that is not less than the fair market value of a share of our common stock on date of the grant.
     Restricted Stock. Restricted stock awards are shares of our common stock that are subject to cancellation, restrictions and vesting conditions, as determined by our compensation committee.
     Performance Awards. Performance awards are awards granted based on business performance criteria measured over a period of not less than six months and not more than ten years. Performance awards may be payable in shares of our common stock, cash or any combination thereof as determined by our compensation committee.
     Other Awards. Our compensation committee also may grant other forms of awards that generally are based on the value of our common stock, or cash, as determined by our compensation committee to be consistent with the purposes of our 2004 Plan.
     Section 162(m) Performance-Based Awards. The performance goals for performance awards under our 2004 Plan consist of one or more business criteria and a targeted level or levels of performance with respect to each of such criteria, as specified by our compensation committee. In the case of any award granted to our chief executive officer or one of our four most highly paid officers other than the chief executive officer, performance goals are designed to be objective and shall otherwise meet the requirements of Section 162(m) of the Code and regulations thereunder (including Treasury Regulations section 1.162-27 and successor regulations thereto), including the requirement that the level or levels of performance targeted by our compensation committee are such that the achievement of performance goals is “substantially uncertain” at the time of grant. Our compensation committee may determine that such performance awards shall be granted and/or settled upon achievement of any one performance goal or that two or more of the performance goals must be achieved as a condition to the grant and/or settlement of such performance awards. Performance goals may differ among performance awards granted to any one participant or for performance awards granted to different participants.
     One or more of the following business criteria for us, on a consolidated basis, and/or for our specified subsidiaries, divisions or business or geographical units (except with respect to the total stockholder return and earnings per share criteria), may be used by our compensation committee in establishing performance goals for performance awards granted to a participant: (A) earnings per share; (B) increase in price per share; (C) increase in revenues; (D) increase in cash flow; (E) return on net assets; (F) return on assets; (G) return on investment; (H) return on equity; (I) economic value added; (J) gross margin; (K) net income; (L) pretax earnings; (M) pretax earnings before interest, depreciation and amortization; (N) pretax operating earnings after interest expense and before incentives, service fees, and extraordinary or special items; (O) operating income; (P) total stockholder return; (Q) debt reduction; (R) other company or industry specific measurements used in our management and internal or external reporting, including but not limited to, average revenue per user, cost per gross add, cash cost per user, adjusted earnings before interest, taxes, depreciation and amortization, capital expenditure per customer, etc., and (S) any of the above goals determined on the absolute or relative basis or as compared to the performance of a published or special index deemed applicable by the compensation committee including, but not limited to, the Standard & Poor’s 500 Stock Index or components thereof, or a group of comparable companies. For a discussion of our equity incentive compensation for 2006, see “— Long-term Equity Incentive Compensation.”
     Exercise of Options. The exercise price is due upon the exercise of the option. The exercise price may be paid (1) in cash or by check, (2) with the consent of our compensation committee, in shares of our common stock held previously acquired by the optionee (that meet a holding period requirement) based on the shares fair market value as of the exercise date, or (3) with the consent and pursuant to the instructions of our compensation committee, by cashless exercise through a broker. Nonqualified stock options may be exercised at any time before the expiration of the option period at the discretion of our compensation committee. Incentive stock options must not be exercised more than three months after termination of employment for any reason other than death or disability and no more than one year after the termination of employment due to death or disability in order to meet the Code section 422 requirements.
     Change of Control. For a discussion of the change of control provisions under our 2004 Plan, please see “— Employment Agreements, Severance Benefits and Change in Control Provisions.”
     Amendment and Discontinuance; Term. Our board of directors may amend, suspend or terminate our 2004 Plan at any time, with or without prior notice to or consent of any person, except as would require the approval of our stockholders, be required by law or the requirements of the exchange on which our common stock is listed or would adversely affect a participant’s rights to outstanding awards without their consent. Unless terminated earlier, our 2004 Plan will expire on the tenth anniversary of its effective date.
    Material Terms of Plan-Based Awards
     Annual Cash Incentive Plan
     We have established a written annual cash incentive plan for named executive officers which in 2006 was pursuant to the Bonus Opportunity Plan and for 2007 is pursuant to the 2004 Plan as a performance award. Full time employees who do not participate in a sales variable compensation plan and who are hired on or before October 31st of the applicable year are qualified to participate in the plan. Employees who are hired before October 31st will have their bonus amount prorated for time in the plan, calculated in whole month increments. Employees who enter the plan prior to the 15th of a month are credited with a whole month of service; those who enter after the 15th begin accruing service under the plan at the beginning of the next month.
     This plan provides for the award of annual cash bonuses based upon targets and maximum bonus payouts set by the board of directors at the beginning of each fiscal year. The performance period for the annual cash incentive plan is the calendar year, and payouts under the plan are made in February following the plan year.
     Target bonus levels under the annual cash incentive plan as a percentage of base salary are set based on each employee’s level. All officers (vice president and above) will have a target bonus opportunity set for their position ranging from 35% of base salary at the vice president level to 100% of base salary for the chief executive officer in 2006. The target bonus level reflects 100% achievement of established performance goals. The maximum payout opportunity under the plan is 200% of target.
     Supplemental Stock Option Grant Program
     We have has established an unwritten supplemental stock option grant program to:
•	incentivize and reward individuals whose accountability, performance and potential is critical to our success;

•	encourage long-term focus and provide a strong link to stockholder interests and foster a shared commitment to move the business towards our long-range objectives;

•	deliver a competitive “total reward” package to attract and retain staff in a highly competitive industry; and

•	create a direct link between company results and employee rewards.
     Full time employees, other than retail store non-exempt personnel, are eligible for consideration under the program. Under the supplemental grant program, employees with two or more years of vested service during a year are eligible for consideration, based on their prior year performance rating under the organization’s performance appraisal program and management recommendation.
     Each year we work with an outside consultant to evaluate the competitiveness of the stock option grant structure to ensure that the program remains competitive in the market. Recommendations are reviewed by our compensation committee designated consultants, the compensation committee of our board of directors, and presented to our board of directors for approval. Grants are reviewed and approved by the board of directors during the first quarter of each year. This program is discretionary and may be discontinued at any time.
Outstanding Equity Awards
     The following table sets forth certain information with respect to outstanding equity awards at December 31, 2006 with respect to the named executive officers.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
											Equity
											Incentive
										Equity	Plan
									Market	Incentive	Awards:
									Value	Awards;	Market
									of	Number	or Payout
					Equity			Number	Shares	of	Value of
					Incentive			of	or	Unearned	Unearned
					Plan			Shares	Units	Shares or	Shares,
	Number of		Number of		Awards;			or Units	of	Units or	Units or
	Securities		Securities		Number of			of Stock	Stock	Other	Other
	Underlying		Underlying		Securities			that	that	Rights	Rights
	Unexercised		Unexercised		Underlying	Option		Have	Have	that have	that Have
	Options (#)		Options (#)		Unexercised	Exercise	Option	Not	Not	Not	Not
	Exercisable		Unexercisable		Unearned	Price	Expiration	Vested	Vested	Vested	Vested
Name	(1)		(1)		Options (#)	(17)	Date	(#)	($)	(#)	($)
Roger D. Linquist -	25,155	(2)	—		—	$5.49	3/11/2004	—	—	—	—
President and CEO	520,800	(3)	—		—	$7.13	8/3/2015	—	—	—	—
	1,209	(4)	1,209	(4)	—	$7.15	12/30/2015	—	—	—	—
	—		513,900	(13)		$7.15	3/14/2016
	—		2,250,000	(15		$11.33	12/22/2016

J. Braxton Carter -	6,969	(2)	—		—	$5.49	3/11/2014	—	—	—	—
SVP/CFO	60,000	(5)	—		—	$6.31	3/31/2015	—	—	—	—
	165,057	(3)	—		—	$7.13	8/3/2015	—	—	—	—
	3,516	(3)	4,527	(3)	—	$7.13	8/3/2105
	333	(4)	336		—	$7.15	12/30/2015
	—		136,800	(13)		$7.15	3/14/2016
	—		600,000	(16)		$11.33	12/22/2016

Robert A. Young -	7,911	(2)	—		—	$5.49	3/11/2104	—	—	—	—
EVP Market	126,393	(3)	162,507	(3)	—	$7.13	8/3/2015	—	—	—	—
Operations	381	(4)	381	(4)	—	$7.15	12/30/2015	—	—	—	—
	—		228,600	(13)		$7.15	3/14/2016
	—		600,000	(16)		$11.33	12/22/2106

Mark A. Stachiw -	120,000	(6)	—		—	$5.47	12/12/2014	—	—	—	—
SVP/General Counsel	37,500	(7)	82,500		—	$7.15	9/21/2015	—	—	—	—
and Secretary	16,609	(4)	16,608	(4)	—	$7.15	12/30/2105	—	—	—	—
	—		18,900	(13)		$7.15	3/14/2016
	—		60,000	(13)		$7.15	3/14/2016
	—		450,000	(16)		$11.33	12/22/2016

Malcolm M. Lorang -	285,444	(8)	—		—	$0.08	7/1/2009	—	—	—	—
SVP/Chief	36,792	(9)	—		—	$1.57	7/1/2012	—	—	—	—
Technology Officer	24,108	(10)	—		—	$1.92	7/1/2012	—	—	—	—
	21,093	(11)	—		—	$1.57	10/30/2013	—	—	—	—
	46,407	(12)	—		—	$3.13	10/30/2013	—	—	—	—
	23,061	(2)	—		—	$5.49	3/11/2014	—	—	—	—
	68,700	(3)	—		—	$7.13	8/3/2015	—	—	—	—
	8,592	(4)	8,589	(4)	—	$7.15	12/30/2015	—	—	—	—
	—		54,600	(13)		$7.15	3/14/2016

(1)	Unless otherwise noted, options vest over a period of four years as follows: twenty-five percent (25%) of the option vests on the first anniversary of service beginning on the “Vesting Commencement Date” (as defined in the Employee Non-Qualified Option Grant Agreement). The remainder vests upon the optionee’s completion of each additional month of service, in a series of thirty-six (36) successive, equal monthly installments beginning with the first anniversary of the Vesting Commencement Date.

(2)	Options granted on March 11, 2004. Options repriced from $4.97 to $5.49 on December 28, 2005.

(3)	Options granted on August 3, 2005.

(4)	Options granted on December 30, 2005 and vest over a one-year period as follows: fifty percent (50%) of the underlying shares vest on January 1, 2006 and the remaining fifty percent (50%) of the shares vest on January 1, 2007.

(5)	Options granted on March 31, 2005.

(6)	Options granted on October 12, 2004. Options repriced from $3.97 to $5.47 on December 28, 2005.

(7)	Options granted on September 21, 2005.

(8)	Options granted July 1, 1999 and vested ratably in a series of forty eight (48) successive equal monthly installments ending July 1, 2003.

(9)	Options granted on July 1, 2002.

(10)	Options granted on July 1, 2002. Options repriced from $1.57 to $1.92 on December 28, 2005.

(11)	Options granted on October 30, 2003.

(12)	Options granted on October 30, 2003. Options repriced from $1.57 to $3.13 on December 28, 2005.

(13)	Options granted on March 14, 2006.

(14)	Options granted on December 22, 2006 and vest over a period of 2 years ending December 22, 2003.

(15)	Options granted on December 22, 2006 and vest over a period of 3 years ending December 22, 2009.

(16)	Options granted on December 22, 2006.

(17)	See “— Discussion of Summary Compensation and Plan-Based Awards Tables — Option Repricing” for a discussion of the repricing of certain options granted to our named executive officers.
Option Exercises
     There were no option or stock exercises during the fiscal year ended December 31, 2006 with respect to the named executive officers.
Pension Benefits
     We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.
Non-Qualified Deferred Compensation
     We do not have any plan that provides for the deferral of compensation on a basis that is not tax-qualified.
Compensation of Directors
     Non-employee members of our board of directors are eligible to participate in a non-employee director remuneration plan under which such directors may receive compensation for serving on our board of directors. Our objectives for director compensation are to remain competitive with the compensation paid to directors of comparable companies while adhering to corporate governance best practices with respect to such compensation, and to reinforce our practice of encouraging stock ownership. Our non-employee director compensation includes:
•	an annual retainer of $15,000, plus $2,000 if such member serves as the chairman of the finance, compensation or the nominating and governance committee of the board of directors and $5,000 if such member serves as chairman of the audit committee of the board of directors, which amount may be payable in cash, common stock, or a combination of cash and common stock;

•	any payments of annual retainer made in common stock shall be for a number of shares that is equal to (a) the portion of the annual retainer to be paid in common stock divided by the fair market value of the common stock on the date of payment of the annual retainer (b) times three;

•	an initial grant of 120,000 options to purchase common stock plus an additional 30,000 or 9,000 options to purchase common stock if the member serves as the chairman of the audit committee or as chairman of any of the other committees of the board of directors, respectively;

•	an annual grant of 30,000 options to purchase common stock plus an additional 15,000 or 6,000 options to purchase common stock if the member serves as the chairman of the audit committee or as chairman of any of the other committees of the board of directors, respectively;

•	$1,500 for each in-person board of directors meeting and $750 for each telephonic meeting of the board of directors attended; and

•	$1,500 for each in-person Committee Paid Event (as defined in our Non-Employee Director Remuneration Plan) and $750 for each telephonic Committee Paid Event attended and the chairman of the committee receives an additional $500 for each in-person Committee Paid Event and $250 for each telephonic Committee Paid Event attended.
     The following table sets forth certain information with respect to our non-employee director compensation during the fiscal year ended December 31, 2006.
Director Compensation Table

					Change in
					Pension Value
					& Non-
	Fee				Qualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards(1)	Awards(2)(11)	Compensation	Earnings	Compensation	Total
W. Michael Barnes(3)	$29,750	$59,981	$196,226	—	—	—	$285,957
Harry F. Hopper, III(4)	$13,250	$44,980	$46,825	—	—	—	$105,055
Arthur C. Patterson(5)	$44,250	$50,989	$115,270	—	—	—	$210,509
John Sculley(6)	$23,000	$50,960	$98,907	—	—	—	$172,867
James F. Wade(7)	$12,000	$50,989	$42,440	—	—	—	$105,429
Walker C. Simmons(8)	$5,250	$44,980	$79,174	—	—	—	$129,404
C. Kevin Landry(9)	$64,055	$0	$167,414	—	—	—	$231,469
James N. Perry, Jr.(10)	$45,250	$61,719	$176,267	—	—	—	$283,236

(1)	Stock awards issued to members of the board of directors are recorded at market value on the date of issuance.

(2)	The value of the option awards is determined using the fair value recognition provisions of SFAS 123(R), which was effective January 1, 2006.

(3)	Includes 8,385 stock awards and 197,487 option awards outstanding as of December 31, 2006.

(4)	Includes 6,288 stock awards and 0 option awards outstanding as of December 31, 2006. Mr. Hopper resigned as a director in May 2006. Mr. Hopper’s resignation was not caused by a disagreement with us or management.

(5)	Includes 7,128 stock awards and 376,524 option awards outstanding as of December 31, 2006.

(6)	Includes 6,978 stock awards and 580,428 option awards outstanding as of December 31, 2006.

(7)	Includes 7,128 stock awards and 295,305 option awards outstanding as of December 31, 2006.

(8)	Includes 5,190 stock awards and 120,000 option awards outstanding as of December 31, 2006. Mr. Simmons previously served as a director from December 2004 until March 2005, when he resigned. Mr. Simmons’ resignation was not caused by a disagreement with us or management. Mr. Simmons was reappointed to the board in June 2006.

(9)	Includes 0 stock awards and 150,000 option awards outstanding as of December 31, 2006.

(10)	Includes 8,628 stock awards and 159,000 option awards outstanding as of December 31, 2006.

(11)	The following summarizes the grant date, fair value of each award granted during 2006, computed in accordance with SFAS No. 123(R):

		Number of
		Securities	Exercise or Base
		Underlying	Price of Option	Grant Date Fair
Name	Grant Date	Options (#)	Awards ($/share)	Value ($)
W. Michael Barnes	3/14/2006	45,000	$7.15	$146,816
Harry F. Hopper, III	3/14/2006	30,000	$7.15	$97,877
Arthur C. Patterson	3/14/2006	39,000	$7.15	$127,240
John Sculley	3/14/2006	30,000	$7.15	$97,877
	6/28/2006	9,000	$7.54	$31,518
James F. Wade	3/14/2006	36,000	$7.15	$117,452
Walker C. Simmons	12/22/2006	120,000	$11.33	$475,092
C. Kevin Landry	3/14/2006	30,000	$7.15	$97,877
James N. Perry, Jr.	3/14/2006	39,000	$7.15	$127,240
Stockholders Agreement
     MetroPCS Communications has entered into a stockholders agreement with certain of its stockholders. The stockholder parties to the stockholders agreement are entitled to certain rights with respect to the registration of the sale of such shares under the Securities Act. Under the terms of the stockholders agreement, if MetroPCS

Communications proposes to register any of its securities under the Securities Act, either for its own account or for the account of other security holders exercising registration rights, such holders are entitled to notice of such registration and are entitled to include shares in the registration. Stockholders benefiting from these rights may also require MetroPCS Communications to file a registration statement under the Securities Act at its expense with respect to their shares of common stock, and MetroPCS Communications is required to use its best efforts to effect such registration. Further, these stockholders may require MetroPCS Communications to file additional registration statements on Form S-3 at its expense. These rights are subject to certain conditions and limitations, among them the rights of underwriters to limit the number of shares included in such registration.
     Under the stockholders agreement, certain parties also are entitled to designate individuals to serve on MetroPCS Communications’ board of directors. MetroPCS Communications’ stockholders have agreed to vote their shares and take all other action needed to elect or appoint the designated individuals to MetroPCS Communications’ board of directors. The parties that are entitled to designate individuals to serve on the board of directors include the following: (1) Roger D. Linquist is entitled to appoint one director for so long as he beneficially holds at least 50% of the shares of common stock held by him and his family members on August 15, 2005 and has designated himself to serve as a director; (2) M/C Venture Partners and Accel Partners are each entitled, so long as they hold Series D Preferred Stock or common stock that is equal to at least 4% of MetroPCS Communications’ fully-diluted equity or at least 50% of the total shares of Series D Preferred Stock initially purchased by such stockholder (or common stock issued upon conversion of such Series D Preferred Stock), to designate one director each and Accel Partners has designated Arthur C. Patterson and M/C Venture Partners has designated James F. Wade; (3) holders of MetroPCS Communications’ Series D Preferred Stock are entitled to designate one director and have designated Walker C. Simmons to serve as a director; and (4) TA Associates and Madison Dearborn are each entitled, so long as they hold at least 60% of the Series E Preferred Stock, Series D Preferred Stock and common stock, purchased by such stockholder under the Series E Purchase Agreement and Tender Offer, to designate one director each and have designated C. Kevin Landry and James N. Perry, Jr., respectively, to serve as directors. The remaining directors are elected by the holders of MetroPCS Communications’ common stock, Series D Preferred Stock (on an as converted basis) and Series E Preferred Stock. These provisions of the stockholders agreement terminate upon a Qualifying Public Offering (as defined in the stockholders agreement) and will terminate upon the consummation of our pending initial public offering.
Post-Employment and Change in Control Payments
     We have two stock option plans under which we grant options to purchase our common stock: the Second Amended and Restated 1995 Stock Option Plan, as amended, and the Amended and Restated 2004 Equity Incentive Compensation Plan. The 1995 Plan terminated in November 2005 and no further awards can be made under the 1995 Plan, but all options granted before November 2005 remain valid in accordance with their terms. Each of these plans contain certain change in control provisions. For a discussion of these change in control provisions, please see “— Employment Agreements, Severance Benefits and Change in Control Provisions.”
     Had a “corporate transaction” (as defined in our 1995 Plan) or a “change of control” (as defined in our 2004 Plan) occurred on December 31, 2006 with respect to each named executive officer, the value of the benefits for each such officer, based on the fair market value of our stock on that date, would have been approximately as follows: Mr. Linquist $3,828,254, Mr. Carter $1,300,177, Mr. Young $1,913,510, Mr. Stachiw $1,066,568 and Mr. Lorang $823,276.
Compensation Committee Interlocks and Insider Participation
     MetroPCS Communications’ compensation committee is currently comprised of Messrs. James F. Wade, James N. Perry, Jr., and John Sculley. None of these individuals has been at any time an officer or employee of the Company. No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or our compensation committee.
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
Compensation Committee Report
     The Compensation Committee is comprised entirely of independent directors. The Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report.
Submitted by the Compensation Committee: James F. Wade, Chairman, James N. Perry, Jr., John Sculley
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information as of March 30, 2007 regarding the beneficial ownership of each class of MetroPCS Communications’ outstanding capital stock by:
•	each of MetroPCS Communications’ directors;

•	each named executive officer;

•	all of MetroPCS Communications’ directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of our outstanding shares of our common stock, Series D Preferred Stock or Series E Preferred Stock.
     The beneficial ownership information has been presented in accordance with SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below and except to the extent authority is shared by spouses under applicable law, to our knowledge, each of the persons set forth below has sole voting and investment power with respect to all shares of each class or series of common stock and preferred stock shown as beneficially owned by them. The number of shares of common stock used to calculate each listed person’s percentage ownership of each such class includes the shares of common stock underlying options, warrants or other convertible securities held by such person that are exercisable within 60 days after March 30, 2007. There are no currently outstanding options, warrants or other convertible securities exercisable for shares of Series D or Series E Preferred Stock.
     There were 157,135,815 shares of our common stock, 3,500,993 shares of Series D Preferred Stock and 500,000 shares of Series E Preferred Stock outstanding as of March 30, 2007.

	Common Stock		Series D Preferred Stock		Series E Preferred Stock
	Number	Percentage	Number	Percentage	Number	Percentage
Directors and Named Executive Officers(1):
Roger D. Linquist(2)	7,941,867	2.48%	—	—	—	—
J. Braxton Carter(3)	330,135	*	—	—	—	—
Robert A. Young(4)	352,536	*	—	—	—	—
Mark A. Stachiw(5)	228,723	*	—	—	—	—
Malcolm M. Lorang(6)	736,908	*	—	—	—	—
John Sculley(7)	1,369,904	*	5,053	*	—	—
James F. Wade(8)(17)	27,688,378	8.66%	664,080	18.97%	—	—
Arthur C. Patterson(9)	37,794,399	11.82%	329,387	9.41%	—	—
W. Michael Barnes(10)	201,027	*	—	—	—	—
C. Kevin Landry(11)(19)	42,902,223	13.42%	401,342	11.46%	250,000	50.00%
James N. Perry, Jr.(12)(18)	42,793,529	13.39%	400,112	11.43%	250,000	50.00%
Walker C. Simmons(13)	—	—	—	—	—	—
All directors and executive officers as a group (12 persons)	162,339,629	50.79%	1,799,974	51.41%	500,000	100%

Beneficial Owners of More Than 5%:
Accel Partners, et al(14)(9) 428 University Ave. Palo Alto, CA 94301	36,620,559	11.46%	329,387	9.41%	—	—
Columbia Capital, et al(15) 201 North Union Street, Suite 300 Alexandria, VA 22314	9,590,800	3.00%	225,000	6.43%	—	—
J.P. Morgan Chase Bank, N.A., (16) as Trustee for First Plaza Group Trust One Chase Manhattan Plaza, 17th Floor New York, NY 10005	23,566,348	7.37%	100,040	2.86%	—	—
M/C Venture Partners, et al(17)(8) 75 State Street Boston, MA 02109	27,688,378	8.66%	664,080	18.97%	—	—
Madison Dearborn Capital Partners IV, L.P., et al(18)(12) Three First National Plaza, Suite 3800 Chicago, IL 60602	42,793,529	13.39%	400,112	11.43%	250,000	50.00%
TA Associates, et al(19)(11) John Hancock Tower - 56th Floor 200 Clarendon Street Boston, MA 012116	42,902,223	13.42%	401,342	11.46%	250,000	50.00%
Technology Venture Associates III, L.P.(20) 135 East Putnam Ave. Greenwich, CT 06830	12,899,582	4.04%	189,881	5.42%	—	—
Whitney & Co.(21) 191 Elm Street New Canaan, CT 06840	10,316,023	3.23%	250,301	7.15%	—	—

*	Represents less than 1%

(1)	Unless otherwise indicated, the address of each person is c/o MetroPCS Communications, Inc., 8144 Walnut Hill Lane, Suite 800, Dallas, Texas 75231.

(2)	Includes 698,259 shares of common stock issuable upon exercise of options granted under our equity compensation plans, 5,443,608 shares of common stock held directly by Mr. Linquist, and 1,800,000 shares of common stock held by THCT Partners, LTD, a partnership with which Mr. Linquist is affiliated and may be deemed to be a member of a “group” under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Linquist disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in THCT Partners, LTD.

(3)	Includes 276,783 shares of common stock issuable upon exercise of options granted under our equity compensation plans.

(4)	Includes 225,816 shares of common stock issuable upon exercise of options granted under our equity compensation plans.

(5)	Includes 228,723 shares of common stock issuable upon exercise of options granted under our equity compensation plans.

(6)	Includes 558,708 shares of common stock issuable upon exercise of options granted under our equity compensation plans.

(7)	Includes 561,507 shares of common stock issuable upon exercise of options granted under our equity compensation plans and 208,538 shares of common stock issuable upon the conversion of Series D Preferred Stock, which includes 47,272 shares issuable pursuant to accrued dividends.

(8)	Includes 27,376,789 shares of common stock issuable upon the conversion of Series D Preferred Stock, which includes 6,182,746 shares issuable pursuant to accrued dividends, and 293,250 shares of common stock issuable upon exercise of options granted under our equity compensation plans. All shares attributed to Mr. Wade are owned directly by M/C Venture Investors, LLC, M/C Venture Partners IV, LP, M/C Venture Partners V, LP, and Chestnut Venture Partners LP, with which Mr. Wade is affiliated and may be deemed to be a member of a “group” (hereinafter referred to as M/C Venture Partners, et al) under Section 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Wade disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in M/C Venture Partners, et al.

(9)	Includes 358,851 shares of common stock issuable upon exercise of options granted to Mr. Patterson under our equity compensation plans and 12,888 shares of common stock held directly by Mr. Patterson. All other shares attributed to Mr. Patterson, including 13,579,242 shares of common stock issuable upon the conversion of Series D Preferred Stock, which includes 3,066,890 shares issuable pursuant to accrued dividends, are owned directly by Accel Internet Fund III L.P., Accel Investors ’94 L.P., Accel Investors ’99 L.P., Accel IV L.P., Accel Keiretsu L.P., Accel VII L.P., ACP Family Partnership L.P., Ellmore C. Patterson Partners, BrandyTrust Private Equity Partners L.P., Brandywine-Anne Hyde Patterson c/o A.O. Choate, Brandywine-Anne Hyde Patterson Trust U/A 1-31-23, Brandywine-Caroline Choate de Chazal Trust U/A 2-10-56, Brandywine-David C. Patterson U/A 2-10-56, Brandywine-Jane C. Beck Trust U/A 2-10-56, Brandywine-Michael E. Patterson Trust U/A 2-10-56, Brandywine-Robert E. Patterson Trust U/A 2-10-56 and Brandywine-Thomas HC Patterson Trust U/A 2-10-56, with which Mr. Patterson is affiliated and may be deemed to be a member of a “group” under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Patterson disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in Accel Partners, et al.

(10)	Includes 177,483 shares of common stock issuable upon exercise of options granted under our equity compensation plans.

(11)	Includes 83,331 shares of common stock issuable upon exercise of stock options granted to Mr. Landry under our equity compensation plans. All other shares attributed to Mr. Landry, including 16,487,693 shares of common stock issuable upon the conversion of Series D Preferred Stock, which includes 3,678,906 shares issuable pursuant to accrued dividends, and 3,041,701 shares of common stock issuable upon the conversion of Series E Preferred Stock, which includes 263,923 shares of common stock issuable pursuant to accrued dividends are owned directly by TA Atlantic and Pacific V L.P., TA Investors II L.P., TA IX L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P. and TA/Atlantic and Pacific IV L.P., with which Mr. Landry is affiliated and may be deemed to be a member of a “group” (hereinafter referred to as TA Associates, et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Landry disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in TA Associates, et al.

(12)	Includes 84,663 shares of common stock issuable upon exercise of options granted to Mr. Perry under our equity compensation plans. All other shares attributed to Mr. Perry, including 16,435,381 shares of common stock issuable upon the conversion of Series D Preferred Stock, which includes 3,665,848 shares issuable pursuant to accrued dividends, 3,041,704 shares of common stock issuable upon the conversion of Series E Preferred Stock, which includes 263,926 shares of common stock issuable pursuant to accrued dividends, are owned directly by Madison Dearborn Capital Partners IV, L.P. and Madison Dearborn Partners IV, L.P. with which Mr. Perry is affiliated and may be deemed to be a member of a “group” (hereinafter referred to as Madison Dearborn Capital Partners IV, L.P., et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Perry disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in Madison Dearborn Capital Partners IV, L.P., et al.

(13)	Mr. Simmons does not own any shares or options and does not retain any shares or options granted under our equity compensation plans. Mr. Simmons is managing director of Wachovia Corporation, an affiliate of which owns 49,158 shares of common stock, including 39,999 shares of common stock issuable upon exercise of options granted under our equity compensation plans and 6,878,425 shares of common stock issuable upon conversion of Series D Preferred Stock, which includes 1,548,638 shares issuable pursuant to accrued dividends. Mr. Simmons disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest in therein.

(14)	Accel Partners, et al (consisting of Accel Internet Fund III L.P., Accel Investors ’94 L.P., Accel Investors ’99 L.P., Accel IV LP, Accel Keiretsu L.P., Accel VII L.P., ACP Family Partnership L.P. and Ellmore C. Patterson Partners), may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes 13,579,242 shares of common stock issuable upon the conversion of Series D Preferred Stock, which includes 3,066,890 shares issuable pursuant to accrued dividends, 358,851 shares of common stock issuable upon exercise of options granted under our equity compensation plans, which are held directly by Arthur C. Patterson, as discussed in Note 9 above.

(15)	Columbia Capital, et al (consisting of Columbia Capital Equity Partners III (QP) LP, Columbia Capital Equity Partners III (Cayman) LP, Columbia Capital Equity Partners III (AI) LP, Columbia Capital Investors III, LLC, and Columbia Capital Employee Investors III, LLC) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes 9,267,364 shares of common stock issuable upon the conversion of Series D Convertible Preferred Stock, which includes 2,086,513 shares issuable pursuant to accrued dividends.

(16)	Includes 4,124,908 shares of common stock issuable upon the conversion of Series D Preferred Stock, which includes 932,142 shares issuable pursuant to accrued dividends.

(17)	M/C Venture Partners, et al (consisting of M/C Venture Investors, LLC, M/C Venture Partners IV, LP, M/C Venture Partners V, LP, and Chestnut Venture Partners LP) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes an aggregate of 293,250 shares of common stock issuable upon exercise of options granted under our equity compensation plans and 27,376,789 shares of common stock issuable upon the conversion of Series D Preferred Stock, which includes 6,182,746 shares issuable pursuant to accrued dividends.

(18)	Includes 84,663 shares of common stock issuable upon exercise of options granted under our equity compensation plans and held directly by Mr. Perry, 16,435,381 shares of common stock issuable upon the conversion of Series D Preferred Stock, which includes 3,665,848 shares issuable pursuant to accrued dividends, and 3,041,704 shares of common stock issuable upon the conversion of Series E Preferred Stock, which includes 263,926 shares of common stock issuable pursuant to accrued dividends.

(19)	TA Associates, et al (consisting of TA Atlantic and Pacific V L.P., TA Investors II L.P., TA IX L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P. and TA/Atlantic and Pacific IV L.P.) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes 83,331 shares of common stock issuable upon exercise of options granted under our equity compensation plans and held directly by Mr. Landry, 16,487,693 shares of common stock issuable upon the conversion of Series D Preferred Stock, which includes 3,678,906 shares issuable pursuant to accrued dividends, and 3,041,701 shares of common stock issuable upon the conversion of Series E Preferred Stock, which includes 263,923 shares of common stock issuable pursuant to accrued dividends.

(20)	Technology Venture Associate, III L.P., et al (consisting of Technology Venture Associate, III L.P. and Craig Stapleton) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes 7,826,576 shares of Common Stock issuable upon the conversion of Series D Preferred Stock, which includes 1,766,544 shares issuable pursuant to accrued dividends.

(21)	Whitney & Co., et al (consisting of J.H. Whitney IV, L.P., and Whitney V, L.P.) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes 10,316,023 shares of Common Stock issuable upon the conversion of Series D Preferred Stock, which includes 2,327,693 shares issuable pursuant to accrued dividends.

Equity Compensation Plan Information
     Information about our equity compensation plans is set forth in Item 5 of this Form 10-K and is incorporated into this Item 12 of this Form 10-K by reference. All of our equity compensation plans in effect as of December 31, 2004 were approved by our shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Corey A. Linquist co-founded MetroPCS Communications and is the son of our President, Chief Executive Officer and Chairman of our board of directors, Roger D. Linquist, and has served as our Vice President and General Manager, Sacramento since January 2001, and as our Director of Strategic Planning from July 1994 until January 2001. In 2006, we paid Mr. Corey Linquist a salary of $205,885 and a bonus of $98,880, and we granted him options to purchase up to 78,300 and 225,000 shares to acquire our common stock at an exercise price of $7.15 and $11.33 per share, respectively. These options expire on March 14, 2016 and December 22, 2016, respectively. In 2005, we paid Mr. Corey Linquist a salary of $199,250 and a bonus of $118,300, and we granted him options to purchase up to 99,000 and 15,342 shares of our common stock at an exercise price of $7.13 and $7.15, per share, respectively. These options expire on August 3, 2015 and December 30, 2015, respectively. In 2004, we paid Mr. Corey Linquist a salary of $188,725 and a bonus of $97,500, and we granted him options to purchase up to 22,917 shares of our common stock at an exercise price of $4.97 per share. These options expire on March 11, 2014.
     Todd C. Linquist, the son of our President, Chief Executive Officer and Chairman of our board of directors, Roger D. Linquist, and husband of Michelle D. Linquist, our Director of Logistics, has held several positions with us since July 1996, and is currently our Staff Vice President, Wireless Data Services. In 2006, we paid Mr. Todd Linquist a salary of $124,514 and a bonus of $40,160, and we granted him options to purchase up to 19,500 and 30,000 shares to acquire our common stock at an exercise price of $7.15 and $11.33 per share, respectively. These options expire on March 14, 2016 and December 22, 2016, respectively. In 2005, we paid Mr. Todd Linquist a salary of $115,227 and a bonus of $44,147, and we granted him options to purchase up to 24,600 and 5,817 shares of our common stock at an exercise price of $7.13 and $7.15 per share, respectively. These options expire on August 3, 2015 and December 30, 2015, respectively. In 2004, we paid Mr. Todd Linquist a salary of $110,691 and a bonus of $41,675, and we granted him options to purchase up to 8,547 shares of our common stock at an exercise price of $4.97 per share. These options expire on March 11, 2014.
     Phillip R. Terry, the son-in-law of our President, Chief Executive Officer and Chairman of our board of directors, Roger D. Linquist, has served as our Vice President of Corporate Marketing since December 2003, as our Staff Vice President for Product Management and Distribution Services from April 2002 until December 2003, and as our Director of Field Distribution from April 2001 until April 2002. In 2006, we paid Mr. Terry a salary of $185,385 and a bonus of $90,200, and we granted him options to purchase up to 74,700 and 225,000 shares to acquire our common stock at an exercise price of $7.15 and $11.33 per share, respectively. These options expire on March 14, 2016 and December 22, 2016, respectively. In 2005, we paid Mr. Terry a salary of $179,167 and a bonus of $91,000, and we granted him options to purchase up to 94,500 and 22,986 shares of our common stock at an exercise price of $7.13 and $7.15 per share, respectively. These options expire on August 3, 2015 and December 30, 2015, respectively. In 2004, we paid Mr. Terry a salary of $168,750 and a bonus of $55,129. In 2004, we granted Mr. Terry options to purchase up to 48,000 and 34,551 shares of our common stock at an exercise price of $1.80 and $4.97 per share, respectively. These options expire on January 27, 2014 and March 11, 2014, respectively.
     Michelle D. Linquist, the daughter-in-law of our President, Chief Executive Officer and Chairman of our board of directors, Roger D. Linquist, and wife of Mr. Todd C. Linquist, our Staff Vice President, Wireless Data Services, is currently our Director of Logistics and has been an employee since June 2004. Originally, Mrs. Linquist served as our Manager of Logistics. In 2006, we paid Mrs. Linquist a salary of $101,840 and a bonus of $29,930, and we granted her options to purchase up to 9,750 shares to acquire our common stock at an exercise price of $7.15 per share. These options expire on March 14, 2016. In 2005, we paid Mrs. Linquist a salary of $90,333 and a bonus of $9,930, and we granted her options to purchase up to 22,500 shares of our common stock at an exercise price of $7.15 per share. These options expire on September 21, 2015. In 2004, we paid Mrs. Linquist a salary of $39,602 and we granted her options to purchase up to 11,400 shares of our common stock at an exercise price of $4.04 per share. These options expire on September 14, 2014.
     Effective as of June 19, 2006, MetroPCS Wireless, Inc. entered into an Interconnection and Traffic Exchange Agreement, or TEA, with Cleveland Unlimited, Inc., d/b/a Revol, or Revol, under which we and Revol provide wireless roaming services to each other. Revol is wholly-owned by Cleveland Unlimited, LLC, or CU LLC. M/C Venture Partners, one of our largest stockholders, and Columbia Capital, also a stockholder, each own 44.6% of the membership interests of CU LLC. Additionally, James F. Wade, one of our current directors, and Harry F. Hopper, III, one of our former directors, are directors of Revol. Amounts due under the TEA are not fixed. For the first six months of the TEA, plus the later of one month or the date the parties elect to bill each other, traffic is exchanged for no charge. Afterwards, each party pays the other party on a per minute basis for directing telecommunications traffic to its network. This agreement was negotiated as an arms-length transaction and we believe it represents market terms. Our audit committee has reviewed and recommended to our board of directors that this transaction be approved and our board of directors has approved this transaction.
     C. Kevin Landry, one of our directors, is a general partner of various investment funds affiliated with TA Associates, one of our greater than 5% stockholders. These funds own in the aggregate an approximate 17% interest in Asurion Insurance Services, Inc., or Asurion, a company that provides services to our customers, including handset insurance programs and roadside assistance services. Pursuant to our agreement with Asurion, we bill our customers directly for these services and we remit the fees collected from our customers for these services to Asurion. As compensation for providing this billing and collection service, we received a fee from Asurion of approximately $2.7 million, $2.2 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. We also sell handsets to Asurion. For the years ended December 31, 2006, 2005 and 2004, we sold approximately $12.7 million, $13.2 million and $12.5 million in handsets, respectively, to Asurion. Our arrangements with Asurion were negotiated at arms-length, and we believe they represent market terms. Our audit committee has reviewed and recommended to our board of directors that this transaction be ratified and our board of directors has ratified this transaction.
Procedures for Approval of Related Person Transactions
     We have a written policy on authorizations, the Policy on Authorizations, which includes specific provisions for related party transactions. Pursuant to the Policy on Authorizations, related party transactions include related amounts receivable or payable, including sales, purchases, loans, transfers, leasing arrangements and guarantees, and amounts receivable from or payable to related parties.
     In the event that a related party transaction is identified, such transaction must be reviewed and approved by our Chief Financial Officer, Chief Executive Officer or our board of directors, depending on the monetary value of the transaction. All related party transactions must be approved by our Senior Vice President and General Counsel and reported to the Vice President —Controller for financial statement disclosure purposes. Additionally, related party transactions cannot be approved by the Chief Financial Officer, Chief Executive Officer, Senior Vice President and General Counsel or a member of our board of directors if they are one of the parties in the related party transaction. In such instance, the next higher level of authority must approve that particular related party transaction.
Director Independence
     It is our policy that a majority of the members of our board of directors be independent of our management. For a director to be deemed independent, our board of directors must affirmatively determine that the director has no direct or indirect material relationship with our company. To assist our board of directors in determining which of our directors qualify as independent for purposes of the New York Stock Exchange listing standards as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of our board follows the Corporate Governance Rules of New York Stock Exchange on the criteria for director independence.
     In accordance with these criteria, our board of directors has determined that each of Arthur C. Patterson, Walker C. Simmons, John Sculley, James F. Wade, W. Michael Barnes, C. Kevin Landry and James N. Perry, Jr. qualifies as an independent director of our company.

Item 14. Principal Accounting Fees and Services
Audit Fees
     For the fiscal years ended December 31, 2006 and 2005, our independent registered public accounting firms was Deloitte & Touche, LLP. Audit fees billed to us by Deloitte during our 2006 fiscal year for the 2004, 2005 and 2006 audits of our consolidated annual financial statements and review of our interim financial statement totaled approximately $4.4 million. Audit fees billed to us by Deloitte during our 2005 fiscal year for initial procedures of the 2005 audit of our consolidated annual financial statements and review of our interim financial statements totaled approximately $0.5 million.
Audit Related Fees
     The aggregate fees billed by Deloitte for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements and that were not included under the heading “Audit Fees” above totaled approximately $0.3 million for fiscal year 2006. The audit related fees incurred by us in 2006 were for the private placement of $1.0 billion of 9 1/4% Senior Notes due 2014 that we completed in November 2006 No fees were billed to us by Deloitte for audit related services in 2005.
Tax Fees
     The aggregate fees billed to us by Deloitte for professional services rendered for tax services totaled approximately $21,000 for fiscal year 2005 and consisted of professional services for property tax compliance. No fees were billed to us by Deloitte for tax services in 2006.
All Other Fees
     The aggregate fees billed by Deloitte for other professional services totaled approximately $1.8 million for fiscal year 2006. The professional fees incurred by us in 2006 were for professional services related to our preparation to comply with section 404 of the Sarbanes Oxley Act of 2002. No other fees were billed to us by Deloitte in fiscal year 2005.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Financial Statements, Schedules and Exhibits
(1)	Financial Statements — The following financial statements of MetroPCS Communications, Inc. are filed as a part of this Form 10-K on the pages indicated:

(2)	Exhibits

Exhibit No.	Description
2.1(a)
Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (“MetroPCS”) (incorporated by reference to Exhibit 2.1(a) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on January 4, 2007 (SEC File No. 333-139793)).

2.1(b)
Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (“MetroPCS”) (incorporated by reference to Exhibit 2.1(b) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on January 4, 2007 (SEC File No. 333-139793)).

3.4
Second Amended and Restated Certificate of Incorporation of MetroPCS Communications (incorporated by reference to Exhibit 3.1 to MetroPCS Communications’ Registration Statement on Form 10 as filed with the SEC on January 4, 2007 (SEC File No. 0-50869).

3.5
Second Amended and Restated Bylaws of MetroPCS Communications (incorporated by reference to Exhibit 3.2 to MetroPCS Communications’ Registration Statement on Form 10 as filed with the SEC on January 4, 2007 (SEC File No. 0-50869).

4.1(a)
Second Amended and Restated Stockholders’ Agreement, dated as of August 30, 2005, by and among MetroPCS Communications and its stockholders (incorporated by reference to Exhibit 4.2 to MetroPCS Communications’ Registration Statement on Form 10 as filed with the SEC on January 4, 2007 (SEC File No. 0-50869).

4.1(b)
First Amendment to the Second Amended and Restated Stockholders’ Agreement, dated as of March 22, 2007, by and among MetroPCS Communications and its stockholders (incorporated by reference to Exhibit 10.1 to MetroPCS Communications’ Current Report on Form 8-K as filed with the SEC on March 27, 2007).

4.2
Rights Agreement, dated March 29, 2007, by and between MetroPCS Communications and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to MetroPCS Communications’ Current Report on Form 8-K as filed with the SEC on March 30, 2007.

10.1(a)
MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan. (incorporated by reference to Exhibit 10.1(a) to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.1(b)
Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (incorporated by reference to Exhibit 10.1(d) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on January 4, 2007 (SEC File No. 333-139793)).

10.1(c)
First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (incorporated by reference to Exhibit 10.1(e) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on January 4, 2007 (SEC File No. 333-139793)).

10.1(d)
Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (incorporated by reference to Exhibit 10.1(f) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on January 4, 2007 (SEC File No. 333-139793)).

10.2(a)
General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies (incorporated by reference to Exhibit 10.5(a) to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.2(b)
Amendment No. 1 to the General Purchase Agreement, effective September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (incorporated by reference to Exhibit 10.5(b) to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.3(c)
Amendment No. 2 to the General Purchase Agreement, effective November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (incorporated by reference to Exhibit 10.5(c) to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

Exhibit No.	Description
10.4
Amended and Restated Services Agreement, executed on December 15, 2005 as of November 24, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC including all amendments thereto (incorporated by reference to Exhibit 10.6 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.5
Second Amended and Restated Credit Agreement, executed on December 15, 2005 as of December 22, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto. (incorporated by reference to Exhibit 10.7 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.6
Amended and Restated Pledge Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto. (incorporated by reference to Exhibit 10.8 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.7
Amended and Restated Security Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto. (incorporated by reference to Exhibit 10.9 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.8
Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, executed on December 15, 2005 as of November 24, 2004 by and between C9 Wireless, LLC, GWI PCS1, Inc., and MetroPCS Wireless, Inc., including all amendments thereto. (incorporated by reference to Exhibit 10.10 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.9
Master Equipment and Facilities Lease Agreement, executed as of May 17, 2006, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto. (incorporated by reference to Exhibit 10.11 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.10
Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner. (incorporated by reference to Exhibit 10.12 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.11
Purchase Agreement dated October 26, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC. (incorporated by reference to Exhibit 10.13 to MetroPCS Communications’ Amendment No. 1 to Registration Statement on Form S-1/A as filed with the SEC on February 13, 2007 (SEC File No. 333-139793)).

10.12
Registration Rights Agreement, dated November 3, 2006, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.14 to MetroPCS Communications’ Amendment No. 1 to Registration Statement on Form S-1/A as filed with the SEC on February 13, 2007 (SEC File No. 333-139793)).

10.13
Indenture, dated as of November 3, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.15 to MetroPCS Communications’ Amendment No. 1 to Registration Statement on Form S-1/A as filed with the SEC on February 13, 2007 (SEC File No. 333-139793)).

Exhibit No.	Description
10.14
Supplemental Indenture, dated as of February 6, 2007, among the Guaranteeing Subsidiaries as defined therein, the other Guarantors as defined in the Indenture referred to therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein (incorporated by reference to Exhibit 10.16 to MetroPCS Communications’ Amendment No. 1 to Registration Statement on Form S-1/A as filed with the SEC on February 13, 2007 (SEC File No. 333-139793)).

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

METROPCS COMMUNICATIONS, INC. (Registrant)
By:	/s/ ROGER D. LINQUIST
Roger D. Linquist
President, Chief Executive Officer and Chairman of the Board
Date:	March 30, 2007

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

/s/ ROGER D. LINQUIST	/s/ J. BRAXTON CARTER

Roger D. Linquist	J. Braxton Carter
President and Chief Executive Officer,	Senior Vice President and Chief
and Chairman of the Board	Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ CHRISTINE B. KORNEGAY	/s/ ARTHUR C. PATTERSON

Christine B. Kornegay	Arthur C. Patterson
Vice President, Controller and Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ WALKER C. SIMMONS	/s/ JOHN SCULLEY

Walker C. Simmons	John Sculley
Director	Director

/s/ JAMES F. WADE	/s/ W. MICHAEL BARNES

James F. Wade	W. Michael Barnes
Director	Director

/s/ C. KEVIN LANDRY

C. Kevin Landry	James N. Perry, Jr.
Director	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetroPCS Communications, Inc.
Dallas, Texas
     We have audited the accompanying consolidated balance sheets of MetroPCS Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 2 to the consolidated financial statements, as of January 1, 2006, the Company changed its method of accounting for employee stock-based compensation.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 16, 2007

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2006 and 2005
(in thousands, except share and per share information)

	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$161,498	$112,709
Short-term investments	390,651	390,422
Restricted short-term investments	607	50
Inventories, net	92,915	39,431
Accounts receivable (net of allowance for uncollectible accounts of $1,950 and $2,383 at December 31, 2006 and 2005, respectively)	28,140	16,028
Prepaid expenses	33,109	21,430
Deferred charges	26,509	13,270
Deferred tax asset	815	2,122
Other current assets	24,283	16,640

Total current assets	758,527	612,102
Property and equipment, net	1,256,162	831,490
Restricted cash and investments	—	2,920
Long-term investments	1,865	5,052
FCC licenses	2,072,885	681,299
Microwave relocation costs	9,187	9,187
Other assets	54,496	16,931

Total assets	$4,153,122	$2,158,981

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$325,681	$174,220
Current maturities of long-term debt	16,000	2,690
Deferred revenue	90,501	56,560
Other current liabilities	3,447	2,147

Total current liabilities	435,629	235,617
Long-term debt, net	2,580,000	902,864
Deferred tax liabilities	177,197	146,053
Deferred rents	22,203	14,739
Redeemable minority interest	4,029	1,259
Other long-term liabilities	26,316	20,858

Total liabilities	3,245,374	1,321,390
COMMITMENTS AND CONTINGENCIES (See Note 10)
SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 4,000,000 shares designated, 3,500,993 shares issued and outstanding at December 31, 2006 and 2005; Liquidation preference of $447,388 and $426,382 at December 31, 2006 and 2005, respectively	443,368	421,889
SERIES E CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 500,000 shares designated, 500,000 shares issued and outstanding at December 31, 2006 and 2005; Liquidation preference of $54,019 and $51,019 at December 31, 2006 and 2005, respectively	51,135	47,796
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 25,000,000 shares authorized at December 31, 2006 and 2005, 4,000,000 of which have been designated as Series D Preferred Stock and 500,000 of which have been designated as Series E Preferred Stock; no shares of preferred stock other than Series D & E Preferred Stock (presented above) issued and outstanding at December 31, 2006 and 2005	—	—
Common Stock, par value $0.0001 per share, 300,000,000 shares authorized, 157,052,097 and 155,327,094 shares issued and outstanding at December 31, 2006 and 2005, respectively	16	15
Additional paid-in capital	166,315	149,584
Deferred compensation	—	(178)
Retained earnings	245,690	216,702
Accumulated other comprehensive income	1,224	1,783

Total stockholders’ equity	413,245	367,906

Total liabilities and stockholders’ equity	$4,153,122	$2,158,981

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share and per share information)

	2006	2005	2004
REVENUES:
Service revenues	$1,290,947	$872,100	$616,401
Equipment revenues	255,916	166,328	131,849

Total revenues	1,546,863	1,038,428	748,250
OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization expense of $122,606, $81,196 and $57,572, shown separately below)	445,281	283,212	200,806
Cost of equipment	476,877	300,871	222,766
Selling, general and administrative expenses (exclusive of depreciation and amortization expense of $12,422, $6,699 and $4,629, shown separately below)	243,618	162,476	131,510
Depreciation and amortization	135,028	87,895	62,201
Loss (gain) on disposal of assets	8,806	(218,203)	3,209

Total operating expenses	1,309,610	616,251	620,492

Income from operations	237,253	422,177	127,758
OTHER EXPENSE (INCOME):
Interest expense	115,985	58,033	19,030
Accretion of put option in majority-owned subsidiary	770	252	8
Interest and other income	(21,543)	(8,658)	(2,472)
Loss (gain) on extinguishment of debt	51,518	46,448	(698)

Total other expense	146,730	96,075	15,868
Income before provision for income taxes	90,523	326,102	111,890
Provision for income taxes	(36,717)	(127,425)	(47,000)

Net income	53,806	198,677	64,890
Accrued dividends on Series D Preferred Stock	(21,006)	(21,006)	(21,006)
Accrued dividends on Series E Preferred Stock	(3,000)	(1,019)	—
Accretion on Series D Preferred Stock	(473)	(473)	(473)
Accretion on Series E Preferred Stock	(339)	(114)	—

Net income applicable to common stock	$28,988	$176,065	$43,411

Net income	$53,806	$198,677	$64,890
Other comprehensive income:
Unrealized losses on available-for-sale securities, net of tax	(1,211)	(28)	(240)
Unrealized gains on cash flow hedging derivatives, net of tax	1,959	1,914	—
Reclassification adjustment for gains and losses included in net income, net of tax	(1,307)	168	41

Comprehensive income	$53,247	$200,731	$64,691

Net income per common share: (See Note 17)
Net income per common share — basic	$0.11	$0.71	$0.18

Net income per common share — diluted	$0.10	$0.62	$0.15

Weighted average shares:
Basic	155,820,381	135,352,396	126,722,051

Diluted	159,696,608	153,610,589	150,633,686

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share information)

							Accumulated
			Additional				Other
	Number		Paid-In	Subscriptions	Deferred	Retained	Comprehensive
	of Shares	Amount	Capital	Receivable	Compensation	Earnings	Income (Loss)	Total
BALANCE, December 31, 2003	110,159,094	$11	$78,414	$(92)	$(4,154)	$(2,774)	$(72)	$71,333
Exercise of Common Stock options	635,928	—	416	—	—	—	—	416
Exercise of Common Stock warrants	19,501,020	2	42	—	—	—	—	44
Reverse stock split — fractional shares redeemed	(261)	—	—	—	—	—	—	—
Accrued interest on subscriptions receivable	—	—	6	(6)	—	—	—	—
Deferred stock-based compensation	—	—	9,606	—	(9,606)	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	10,429	—	—	10,429
Accrued dividends on Series D
Preferred Stock	—	—	—	—	—	(21,006)	—	(21,006)
Accretion on Series D
Preferred Stock	—	—	—	—	—	(473)	—	(473)
Net income	—	—	—	—	—	64,890	—	64,890
Unrealized loss on available-for-sale securities, net of reclassification adjustment and tax	—	—	—	—	—	—	(199)	(199)

BALANCE, December 31, 2004	130,295,781	$13	$88,484	$(98)	$(3,331)	$40,637	$(271)	$125,434
The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share information)

							Accumulated
			Additional				Other
	Number		Paid-In	Subscriptions	Deferred	Retained	Comprehensive
	of Shares	Amount	Capital	Receivable	Compensation	Earnings	Income (Loss)	Total
Common Stock issued	79,437	—	483	—	—	—	—	483
Exercise of Common Stock options	22,669,671	2	8,603	—	—	—	—	8,605
Exercise of Common Stock warrants	2,282,205	—	605	—	—	—	—	605
Accrued interest on subscriptions receivable	—	—	5	(5)	—	—	—	—
Proceeds from repayment of subscriptions receivable	—	—	—	103	—	—	—	103
Forfeiture of unvested stock compensation	—	—	(2,887)	—	2,887	—	—	—
Deferred stock-based compensation	—	—	2,330	—	(2,330)	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	2,596	—	—	2,596
Accrued dividends on Series D
Preferred Stock	—	—	—	—	—	(21,006)	—	(21,006)
Accrued dividends on Series E
Preferred Stock	—	—	—	—	—	(1,019)	—	(1,019)
Accretion on Series D
Preferred Stock	—	—	—	—	—	(473)	—	(473)
Accretion on Series E
Preferred Stock	—	—	—	—	—	(114)	—	(114)
Tax benefits from the exercise of Common Stock options	—	—	51,961	—	—	—	—	51,961
Net income	—	—	—	—	—	198,677	—	198,677
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(28)	(28)
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	—	168	168
Unrealized gain on cash flow hedging derivative, net of tax	—	—	—	—	—	—	1,914	1,914

BALANCE, December 31, 2005	155,327,094	$15	$149,584	$—	$(178)	$216,702	$1,783	$367,906
The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share information)

							Accumulated
			Additional				Other
	Number		Paid-In	Subscriptions	Deferred	Retained	Comprehensive
	of Shares	Amount	Capital	Receivable	Compensation	Earnings	Income (Loss)	Total
Common Stock issued	49,725	—	314	—	—	—	—	314
Exercise of Common Stock options	1,148,328	1	2,743	—	—	—	—	2,744
Exercise of Common Stock warrants	526,950	—	—	—	—	—	—	—
Reversal of deferred compensation upon adoption of SFAS No. 123(R)	—	—	(178)	—	178	—	—	—
Stock-based compensation	—	—	14,472	—	—	—	—	14,472
Accrued dividends on Series D
Preferred Stock	—	—	—	—	—	(21,006)	—	(21,006)
Accrued dividends on Series E
Preferred Stock	—	—	—	—	—	(3,000)	—	(3,000)
Accretion on Series D
Preferred Stock	—	—	—	—	—	(473)	—	(473)
Accretion on Series E
Preferred Stock	—	—	—	—	—	(339)	—	(339)
Reduction due to the tax impact of Common Stock option forfeitures	—	—	(620)	—	—	—	—	(620)
Net income	—	—	—	—	—	53,806	—	53,806
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(1,211)	(1,211)
Unrealized gains on cash flow hedging derivatives, net of tax	—	—	—	—	—	—	1,959	1,959
Reclassification adjustment for gains included in net income, net of tax	—	—	—	—	—	—	(1,307)	(1,307)

BALANCE, December 31, 2006	157,052,097	$16	$166,315	$—	$—	$245,690	$1,224	$413,245

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,806	$198,677	$64,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,028	87,895	62,201
Provision for uncollectible accounts receivable	31	129	125
Deferred rent expense	7,464	4,407	3,466
Cost of abandoned cell sites	3,783	725	1,021
Stock-based compensation expense	14,472	2,596	10,429
Non-cash interest expense	6,964	4,285	2,889
Loss (gain) on disposal of assets	8,806	(218,203)	3,209
Loss (gain) on extinguishment of debt	51,518	46,448	(698)
(Gain) loss on sale of investments	(2,385)	(190)	576
Accretion of asset retirement obligation	769	423	253
Accretion of put option in majority-owned subsidiary	770	252	8
Deferred income taxes	32,341	125,055	44,441
Changes in assets and liabilities:
Inventories	(53,320)	(5,717)	(16,706)
Accounts receivable	(12,143)	(7,056)	(714)
Prepaid expenses	(6,538)	(2,613)	(1,933)
Deferred charges	(13,239)	(4,045)	(2,727)
Other assets	(9,231)	(5,580)	(2,243)
Accounts payable and accrued expenses	108,492	41,204	(31,304)
Deferred revenue	33,957	16,071	10,317
Other liabilities	3,416	(1,547)	2,879

Net cash provided by operating activities	364,761	283,216	150,379
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(550,749)	(266,499)	(250,830)
Change in prepaid purchases of property and equipment	(5,262)	(11,800)	—
Proceeds from sale of property and equipment	3,021	146	—
Purchase of investments	(1,269,919)	(739,482)	(158,672)
Proceeds from sale of investments	1,272,424	386,444	307,220
Change in restricted cash and investments	2,406	(107)	(1,511)
Purchases of and deposits for FCC licenses	(1,391,586)	(503,930)	(87,025)
Proceeds from sale of FCC licenses	—	230,000	—
Microwave relocation costs	—	—	(63)

Net cash used in investing activities	(1,939,665)	(905,228)	(190,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	11,368	(565)	5,778
Payment upon execution of cash flow hedging derivative	—	(1,899)	—
Proceeds from bridge credit agreements	1,500,000	540,000	—
Proceeds from Senior Secured Credit Facility	1,600,000	—	—
Proceeds from 9 1/4% Senior Notes Due 2014	1,000,000	—	—
Proceeds from Credit Agreements	—	902,875	—
Proceeds from short-term notes payable	—	—	1,703
Debt issuance costs	(58,789)	(29,480)	(164)
Repayment of debt	(2,437,985)	(754,662)	(14,215)
Proceeds from minority interest in majority-owned subsidiary	2,000	—	1,000
Proceeds from termination of cash flow hedging derivative	4,355	—	—
Proceeds from repayment of subscriptions receivable	—	103	—
Proceeds from issuance of preferred stock, net of issuance costs	—	46,662	5
Proceeds from exercise of stock options and warrants	2,744	9,210	460

Net cash provided by (used in) financing activities	1,623,693	712,244	(5,433)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,789	90,232	(45,935)
CASH AND CASH EQUIVALENTS, beginning of period	112,709	22,477	68,412

CASH AND CASH EQUIVALENTS, end of period	$161,498	$112,709	$22,477

The accompanying notes are integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
1. Organization and Business Operations:
     MetroPCS Communications, Inc. (“MetroPCS”), a Delaware corporation, together with its consolidated subsidiaries (the “Company”), is a wireless telecommunications carrier that offers wireless broadband personal communication services (“PCS”) as of December 31, 2006, primarily in the metropolitan areas of Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento and Tampa/Sarasota/Orlando. The Company launched service in the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the Orlando metropolitan area in November 2006. The Company initiated the commercial launch of its first market in January 2002. The Company sells products and services to customers through Company-owned retail stores as well as through relationships with independent retailers.
     On February 25, 2004, MetroPCS, Inc. formed MetroPCS, a new wholly-owned subsidiary. In July 2004, MetroPCS, Inc. merged with a new wholly-owned subsidiary of MetroPCS pursuant to a transaction that resulted in all of the capital stock (and the options and warrants related thereto) of MetroPCS, Inc. converting into capital stock (and options and warrants) of MetroPCS on a one-for-one basis, and MetroPCS, Inc. became a wholly-owned subsidiary of MetroPCS. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” the Company has accounted for the transactions as a change in reporting entity.
     Prior to December 31, 2005, MetroPCS qualified as a very small business designated entity (“DE”). MetroPCS met the DE control requirements of the Federal Communications Commission (“FCC”) by issuing Class A Common Stock entitling its holders to 50.1% of the stockholders’ votes and the right to designate directors holding a majority of the voting power of MetroPCS’ Board of Directors. During 2005, MetroPCS was no longer required to maintain its eligibility as a DE. In accordance with the existing shareholder agreement, the Class A Common Stock automatically converted into common stock of MetroPCS on December 31, 2005 on a one-for-one basis and the holders of the Class A Common Stock relinquished affirmative control of MetroPCS (See Note 13).
     On November 24, 2004, MetroPCS, through its wholly-owned subsidiaries and C9 Wireless, LLC, an independent third-party, formed a limited liability company called Royal Street Communications, LLC (“Royal Street Communications”), to bid on spectrum auctioned by the FCC in Auction 58. The Company owns 85% of the limited liability company member interest of Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee (See Note 3). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively, “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” (“FIN 46(R)”). Royal Street qualifies as a variable interest entity under FIN 46(R) because the Company is the primary beneficiary of Royal Street and will absorb all of Royal Street’s expected losses. The redeemable minority interest in Royal Street is included in long-term liabilities. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements.
     On March 14, 2007, the Company’s Board of Directors approved a 3 for 1 stock split of the Company’s common stock effected by means of a stock dividend of two shares of common stock for each share of common stock issued and outstanding on that date. All share, per share and conversion amounts relating to common stock and stock options included in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.
2. Summary of Significant Accounting Policies:
Consolidation
     The accompanying consolidated financial statements include the balances and results of operations of MetroPCS and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Operating Segments
     SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. At December 31, 2006, the Company had eight operating segments based on geographic regions within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento, Tampa/Sarasota/Orlando, and Los Angeles. The Company aggregates its operating segments into two reportable segments: Core Markets and Expansion Markets (See Note 18).
Use of Estimates in Financial Statements
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant of such estimates used by the Company include:
•	allowance for uncollectible accounts receivable;

•	valuation of inventories;

•	estimated useful life of assets;

•	impairment of long-lived assets and indefinite-lived assets;

•	likelihood of realizing benefits associated with temporary differences giving rise to deferred tax assets;

•	reserves for uncertain tax positions;

•	estimated customer life in terms of amortization of certain deferred revenue;

•	valuation of common stock; and

•	stock-based compensation expense.
Derivative Instruments and Hedging Activities
     The Company accounts for its hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). The standard requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or on the accompanying consolidated balance sheets in accumulated other comprehensive income depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income must be reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction and the ineffective portion of all hedges must be recognized in earnings in the current period. The Company’s use of derivative financial instruments is discussed in Note 5.
Cash and Cash Equivalents
     The Company includes as cash and cash equivalents (i) cash on hand, (ii) cash in bank accounts, (iii) investments in money market funds, and (iv) corporate bonds with an original maturity of 90 days or less.
Short-Term Investments
     The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include corporate and government bonds with an original maturity of over 90 days and auction rate securities. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
reported in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period (See Note 4).
Inventories
     Substantially all of the Company’s inventories are stated at the lower of average cost or market. Inventories consist mainly of handsets that are available for sale to customers and independent retailers.
Allowance for Uncollectible Accounts Receivable
     The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of independent retailers to pay for equipment purchases and for amounts estimated to be uncollectible from other carriers. The following table summarizes the changes in the Company’s allowance for uncollectible accounts (in thousands):

	2006	2005	2004
Balance at beginning of period	$2,383	$2,323	$962
Additions:
Charged to costs and expenses	31	129	125
Direct reduction to revenue and other accounts	929	1,211	2,804
Deductions	(1,393)	(1,280)	(1,568)

Balance at end of period	$1,950	$2,383	$2,323

Prepaid Expenses
     Prepaid expenses consisted of the following (in thousands):

	2006	2005
Prepaid vendor purchases	$16,898	$11,801
Prepaid rent	9,089	6,347
Prepaid maintenance and support contracts	1,846	1,393
Prepaid insurance	3,047	1,020
Other	2,229	869

Prepaid expenses	$33,109	$21,430

Property and Equipment
     Property and equipment, net, consisted of the following (in thousands):

	2006	2005
Construction-in-progress	$193,856	$98,078
Network infrastructure	1,329,986	905,924
Office equipment	31,065	17,059
Leasehold improvements	21,721	16,608
Furniture and fixtures	5,903	4,000
Vehicles	207	118

	1,582,738	1,041,787
Accumulated depreciation	(326,576)	(210,297)

Property and equipment, net	$1,256,162	$831,490

     Property and equipment are stated at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. When the Company sells, disposes of or retires property and equipment, the related gains or losses are included in operating results. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are ten years for network infrastructure assets, three to seven years for office equipment, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. The Company follows the provisions of SFAS No. 34, “Capitalization of Interest Cost,” with respect to its FCC licenses and the related construction of its network infrastructure assets. Capitalization

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases at the point in which the asset is ready for its intended use, which generally coincides with the market launch date. For the years ended December 31, 2006, 2005 and 2004, the Company capitalized interest in the amount of $17.5 million, $3.6 million and $2.9 million, respectively.
Restricted Cash and Investments
     Restricted cash and investments consist of money market instruments and short-term investments. In general, these investments are pledged as collateral against letters of credit used as security for payment obligations and are presented as current or non-current assets based on the terms of the underlying letters of credit.
Revenues and Cost of Service
     The Company’s wireless services are provided on a month-to-month basis and are paid in advance. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Long-term deferred revenue is included in other long-term liabilities. Cost of service generally includes direct costs of operating the Company’s networks.
     Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF No. 00-21”). The consensus also supersedes certain guidance set forth in U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104, “Revenue Recognition,” (“SAB 104”). The consensus addresses the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting and the consideration received is allocated among the separate units of accounting based on their relative fair values.
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
     Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets in the direct retail locations are recognized at the point of sale. Handsets shipped to independent retailers are recorded as deferred revenue and deferred cost upon shipment by the Company and are recognized as equipment revenues and related costs when service is activated by its customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment.
     Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. At December 31, 2005, customers had the right to return handsets within 7 days or 60 minutes of usage, whichever occurred first. In January 2006, the Company expanded the terms of its return policy to allow customers the right to return handsets within 30 days or 60 minutes of usage, whichever occurs first.
Software Costs
     In accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”), certain costs related to the purchase of internal use software are capitalized and amortized over the estimated useful life of the software. For the years ended December 31, 2006, 2005 and 2004, the Company capitalized approximately $8.8 million, $2.7 million and $0.9 million, respectively, of purchased software costs under SOP 98-1, that is being amortized over a three-year life. The Company amortized computer software costs of approximately $2.8 million, $0.8 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Capitalized software costs are classified as office equipment.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
FCC Licenses and Microwave Relocation Costs
     The Company operates broadband PCS networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for broadband PCS services. In addition, in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the PCS services provided by the Company, and other advanced wireless services. The PCS licenses included the obligation to relocate existing fixed microwave users of the Company’s licensed spectrum if the Company’s spectrum interfered with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Additionally, the Company incurred costs related to microwave relocation in constructing its PCS network. The PCS and AWS licenses and microwave relocation costs are recorded at cost. Although PCS licenses are issued with a stated term, ten years in the case of the PCS licenses and fifteen years in the case of the AWS licenses, the renewal of PCS and AWS licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS and AWS licenses. As such, under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize PCS and AWS licenses and microwave relocation costs as they are considered to have indefinite lives and together represent the cost of the Company’s spectrum. The Company is required to test indefinite-lived intangible assets, consisting of PCS and AWS licenses and microwave relocation costs, for impairment on an annual basis based upon a fair value approach. Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. The Company completed its impairment tests during the third quarter and no impairment has been recognized through December 31, 2006.
Advertising and Promotion Costs
     Advertising and promotion costs are expensed as incurred. Advertising costs totaled $46.4 million, $25.6 million and $22.2 million during the years ended December 31, 2006, 2005 and 2004, respectively.
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
     The Company establishes reserves when, despite the belief that the Company’s tax return positions are fully supportable, the Company believes that certain positions it has taken might be challenged and ultimately might not be sustained. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. The Company’s tax contingency reserves contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. While the Company adjusts these reserves in light of changing facts and circumstances, the ultimate resolution of these matters may be greater or less than the amount we have accrued. The Company’s effective tax rate includes the impact of reserve positions and changes to reserves that the Company considers appropriate. A number of years may elapse before a particular matter, for which the Company has established a reserve, is finally resolved. Unfavorable settlement of any particular issue may require the use of cash and may increase the effective rate in the year of resolution. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. Other long-term liabilities included tax reserves in the amount of $19.5 million and $17.1 million as of December 31, 2006 and 2005, respectively. Accounts payable and accrued expenses included tax reserves in the amount of $4.4 and $4.1 million as of December 31, 2006 and 2005, respectively (See Note 16).

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Other Comprehensive Income
     Unrealized gains and losses on available-for-sale securities and cash flow hedging derivatives are reported in accumulated other comprehensive income as a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest and other income. Gains or losses on cash flow hedging derivatives reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction.
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations (“APB No. 25”). Prior to the first quarter of 2006, the Company measured stock-based compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, as allowed by SFAS No. 123. The Company elected the modified prospective transition method. Under that transition method, compensation expense recognized beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Although there was no material impact on the Company’s financial position, results of operations or cash flows from the adoption of SFAS No. 123(R), the Company reclassified all deferred equity compensation on the consolidated balance sheet to additional paid-in capital upon its adoption. The period prior to the adoption of SFAS No. 123(R) does not reflect any restated amounts.
     The following table illustrates the effect on net income applicable to common stock (in thousands, except per share data) and net income per common share as if the Company had elected to recognize compensation costs based on the fair value at the date of grant for the Company’s common stock awards consistent with the provisions of SFAS No. 123 (See Note 14 for assumptions used in the fair value method):

	2005	2004
Net income applicable to common stock — as reported	$176,065	$43,411
Add: Amortization of deferred compensation determined under the intrinsic method for employee stock awards, net of tax	1,584	6,036
Less: Total stock-based employee compensation expense determined under the fair value method for employee stock awards, net of tax	(3,227)	(5,689)

Net income applicable to common stock — pro forma	$174,422	$43,758

Basic net income per common share:
As reported	$0.71	$0.18

Pro forma	$0.70	$0.18

Diluted net income per common share:
As reported	$0.62	$0.15

Pro forma	$0.62	$0.15

     The pro forma amounts presented above may not be representative of the future effects on reported net income since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.
Asset Retirement Obligations
     The Company accounts for asset retirement obligations as determined by SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” (“FIN No. 47”). SFAS No. 143 and FIN No. 47 address financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 requires that companies recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.
     The Company is subject to asset retirement obligations associated with its cell site operating leases, which are subject to the provisions of SFAS No. 143 and FIN No. 47. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term to its original condition, creating an asset retirement obligation. This liability is classified under other long-term liabilities. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. In addition to cell site operating leases, the Company has leases related to switch site, retail, and administrative locations subject to the provisions of SFAS No. 143 and FIN No. 47.
     The following table summarizes the Company’s asset retirement obligation transactions (in thousands):

	2006	2005
Beginning asset retirement obligations	$3,522	$1,893
Liabilities incurred	2,394	1,206
Accretion expense	769	423

Ending asset retirement obligations	$6,685	$3,522

Earnings Per Share
     Basic earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as EPS after assuming issuance of common stock for all potentially dilutive equivalent shares, whether exercisable or not.
     The Series D Preferred Stock and Series E Preferred Stock (collectively, the “preferred stock”) are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock as if they had been converted into common stock. In accordance with EITF Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” (“EITF 03-6”), the preferred stock is considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock is included in the computation of basic and diluted earnings per common share using the two-class method, except during periods of net losses. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have any impact on the financial condition or results of operations of the Company.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
its separately recognized servicing assets and servicing liabilities. Adoption of SFAS No. 156 is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement did not have any impact on the financial condition or results of operations of the Company.
     In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. While the Company’s analysis of the impact of this Interpretation is not yet completed, the Company does not anticipate it will have a material effect on the financial condition or results of operations of the Company.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” (“SAB 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies may record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted this interpretation as of December 31, 2006. The adoption of this statement did not have any impact on the financial condition or results of operations of the Company.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS No. 157 on January 1, 2008. The Company has not completed its evaluation of the effect of SFAS No. 157.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS No. 157 on January 1, 2008. The Company has not completed its evaluation of the effect of SFAS No. 159.
3. Majority-Owned Subsidiary:
     On November 24, 2004, MetroPCS, through its wholly-owned subsidiaries, together with C9 Wireless, LLC, an independent, unaffiliated third-party, formed a limited liability company, Royal Street Communications, that qualified to bid for closed licenses and to receive bidding credits as a very small business on open licenses in FCC Auction 58. MetroPCS indirectly owns 85% of the limited liability company member interest of Royal Street Communications, but may elect only two of five members of the Royal Street Communications’ management committee, which has the full power to direct the management of Royal Street. Royal Street Communications has formed limited liability company subsidiaries which hold all licenses won in Auction 58. At Royal Street Communications’ request and subject to Royal Street Communications’ control and direction, MetroPCS is assisting in the construction of Royal Street’s networks and has agreed to purchase, via a resale arrangement, as much as 85% of the engineered service capacity of Royal Street’s networks. The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street. The Company consolidates its interest in Royal Street in accordance with FIN 46(R). Royal Street qualifies as a variable interest entity under FIN 46(R) because the Company is the primary beneficiary of Royal Street and will absorb all of Royal Street’s expected losses. Royal Street does not guarantee MetroPCS Wireless, Inc.’s (“Wireless”) obligations under its senior secured credit facility, pursuant to which Wireless may

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
borrow up to $1.7 billion, as amended, (the “Senior Secured Credit Facility”) and its $1.0 billion of 9 1/4% Senior Notes due 2014 (the “9 1/4% Senior Notes”). See the “non-guarantor subsidiaries” information in Note 19 for the financial position and results of operations of Royal Street. C9 Wireless, LLC, a beneficial interest holder in Royal Street, has no recourse to the general credit of MetroPCS. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements.
     C9 Wireless, LLC has a right to put its interests in Royal Street Communications to the Company at specific future dates based on a contractually determined amount (the “Put Right”). The Put Right represents an unconditional obligation of MetroPCS and its wholly-owned subsidiaries to purchase Royal Street Communications interests from C9 Wireless, LLC. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” this obligation is recorded as a liability and is measured at each reporting date at the amount of cash that would be required to settle the obligation under the contract terms if settlement occurred at the reporting date.
4. Short-Term Investments:
     Short-term investments consisted of the following (in thousands):

	2006
		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government and agencies	$2,000	$—	$(15)	$1,985
Auction rate securities	290,055	—	(30)	290,025
Corporate bonds	98,428	213	—	98,641

Total short-term investments	$390,483	$213	$(45)	$390,651

	2005
		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government and agencies	$28,999	$—	$(241)	$28,758
Auction rate securities	333,819	—	—	333,819
Corporate bonds	27,788	57	—	27,845

Total short-term investments	$390,606	$57	$(241)	$390,422

     The cost and aggregate fair values of short-term investments by contractual maturity at December 31, 2006 were as follows (in thousands):

		Aggregate
	Amortized	Fair
	Cost	Value
Less than one year	$215,618	$215,801
Due in 1 - 2 years	—	—
Due in 2 - 5 years	—	—
Due after 5 years	174,865	174,850

Total	$390,483	$390,651

5. Derivative Instruments and Hedging Activities:
     On June 27, 2005, Wireless entered into a three-year interest rate cap agreement, as required by its First Lien Credit Agreement, maturing May 31, 2011, and Second Lien Credit Agreement maturing May 31, 2012, (collectively, the “Credit Agreements”), to mitigate the impact of interest rate changes. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate. At December 31, 2005, the interest rate cap agreement has a notional value of $450.0 million and Wireless will receive payments on a semiannual basis if the six-month LIBOR interest rate exceeds 3.75% through January 1, 2007 and 6.00% through the agreement maturity date of July 1, 2008. Wireless paid $1.9 million upon execution of the interest rate cap agreement. This financial instrument is reported in long-term investments at fair market value, which was $5.1 million as of December 31, 2005. The change in fair value of $3.2 million is reported in accumulated other comprehensive income in the consolidated balance sheets, net of income taxes in the amount of $1.3 million. On November 21, 2006, Wireless terminated its interest rate cap agreement and received proceeds of approximately

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
$4.3 million upon termination of the agreement. The proceeds from the termination of the agreement approximated its carrying value. The remaining unrealized gain associated with the interest rate cap agreement was reclassified out of accumulated other comprehensive income into earnings as a reduction of interest expense.
     On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of Wireless’ Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt. The quarterly interest settlement periods begin on February 1, 2007. The interest rate protection agreement expires on February 1, 2010. This financial instrument is reported in long-term investments at fair market value, which was approximately $1.9 million as of December 31, 2006. The change in fair value of $1.9 million is reported in accumulated other comprehensive income in the consolidated balance sheets, net of income taxes in the amount of approximately $0.8 million.
     The interest rate protection agreement has been designated as a cash flow hedge. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of SFAS No. 133, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change.
     At inception of the hedge and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the hedge, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations.
6. Intangible Assets:
     The changes in the carrying value of intangible assets during the years ended December 31, 2006 and 2005 are as follows (in thousands):

		Microwave
		Relocation
	FCC Licenses	Costs
Balance at December 31, 2004	$154,144	$9,566
Additions	528,930	—
Reductions	(1,775)	(379)

Balance at December 31, 2005	$681,299	$9,187
Additions	1,391,586	—

Balance at December 31, 2006	$2,072,885	$9,187

     FCC licenses represent the 14 C-Block PCS licenses acquired by the Company in the FCC auction in May 1996, the AWS licenses acquired in FCC Auction 66 and licenses acquired from other carriers. FCC licenses also represent licenses acquired in 2005 by Royal Street in Auction 58.
     The grant of the licenses by the FCC subjects the Company to certain FCC ongoing ownership restrictions. Should the Company cease to continue to qualify under such ownership restrictions, the PCS and AWS licenses may be subject to revocation or require the payment of fines or forfeitures. All FCC licenses held by the Company will expire, ten years for PCS licenses and fifteen years for AWS licenses, from the initial date of grant of the license by the FCC; however, the FCC rules provide for renewal. Such renewals generally are granted routinely without substantial cost.
     On April 19, 2004, the Company acquired four PCS licenses for an aggregate purchase price of $11.5 million. The PCS licenses cover 15 MHz of spectrum in each of the basic trading areas of Modesto, Merced, Eureka, and Redding, California.
     On October 29, 2004, the Company acquired two PCS licenses for an aggregate purchase price of $43.5 million. The PCS licenses cover 10 MHz of spectrum in each of the basic trading areas of Tampa-St. Petersburg-Clearwater,

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Florida, and Sarasota-Bradenton, Florida.
     On November 28, 2004, the Company executed a license purchase agreement by which the Company agreed to acquire 10 MHz of spectrum in the basic trading area of Detroit, Michigan and certain counties of the basic trading area of Dallas/Ft. Worth, Texas for $230.0 million.
     On December 20, 2004, the Company acquired a PCS license for a purchase price of $8.5 million. The PCS license covers 20 MHz of spectrum in the basic trading area of Daytona Beach, Florida.
     On May 11, 2005, the Company completed the sale of a 10 MHz portion of its 30 MHz PCS license in the San Francisco-Oakland-San Jose, California basic trading area for cash consideration of $230.0 million. The sale was structured as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, through which the Company’s right, title and interest in and to the divested spectrum was exchanged for the spectrum acquired in Dallas/Ft. Worth, Texas and Detroit, Michigan through a license purchase agreement for an aggregate purchase price of $230.0 million. The purchase of the spectrum in Dallas/Ft. Worth and Detroit was accomplished in two steps with the first step of the exchange occurring on February 23, 2005 and the second step occurring on May 11, 2005 when the Company consummated the sale of 10 MHz of spectrum for the San Francisco-Oakland-San Jose basic trading area. The sale of spectrum resulted in a gain on disposal of asset in the amount of $228.2 million.
     On July 7, 2005, the Company acquired a 10 MHz F-Block PCS license for Grayson and Fannin counties in the basic trading area of Sherman-Denison, Texas for an aggregate purchase price of $0.9 million.
     On August 12, 2005, the Company closed on the purchase of a 10 MHz F-Block PCS license in the basic trading area of Bakersfield, California for an aggregate purchase price of $4.0 million.
     On December 21, 2005, the FCC granted Royal Street 10 MHz of spectrum in the Los Angeles, California; Orlando, Lakeland-Winter Haven, Jacksonville, Melbourne-Titusville, and Gainesville, Florida basic trading areas. Royal Street, as the high bidder in Auction 58, had previously paid approximately $294.0 million to the FCC for these PCS licenses.
     On November 29, 2006, the Company was granted AWS licenses as a result of FCC Auction 66, for a total aggregate purchase price of approximately $1.4 billion. These new licenses cover six of the 25 largest metropolitan areas in the United States. The east coast expansion opportunities include the entire east coast corridor from Philadelphia to Boston, including New York City, as well as the entire states of New York, Connecticut and Massachusetts. In the western United States, the new expansion opportunities include the San Diego, Portland, Seattle and Las Vegas metropolitan areas. The balance supplements or expands the geographic boundaries of the Company’s existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento.
     On February 21, 2007, the FCC granted the Company’s applications for the renewal of its 14 C-Block PCS licenses acquired in the FCC auction in May 1996, as well as the applications for the renewal of certain other licenses subsequently acquired from other carriers.
7. Accounts Payable and Accrued Expenses:
     Accounts payable and accrued expenses consisted of the following (in thousands):

	2006	2005
Accounts payable	$90,084	$29,430
Book overdraft	21,288	9,920
Accrued accounts payable	111,974	69,611
Accrued liabilities	9,405	7,590
Payroll and employee benefits	20,645	12,808
Accrued interest	24,529	17,578
Taxes, other than income	42,882	23,211
Income taxes	4,874	4,072

Accounts payable and accrued expenses	$325,681	$174,220

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
8. Long-Term Debt:
     Long-term debt consisted of the following (in thousands):

	2006	2005
Microwave relocation obligations	$—	$2,690
Credit Agreements	—	900,000
9 1/4% Senior Notes	1,000,000	—
Senior Secured Credit Facility	1,596,000	—

Total	2,596,000	902,690
Add: unamortized premium on debt	—	2,864

Total debt	2,596,000	905,554
Less: current maturities	(16,000)	(2,690)

Total long-term debt	$2,580,000	$902,864

     Maturities of the principal amount of long-term debt at face value are as follows (in thousands):

For the Year Ending December 31,
2007	$16,000
2008	16,000
2009	16,000
2010	16,000
2011	16,000
Thereafter	2,516,000

Total	$2,596,000

Bridge Credit Agreement
     In February 2005, Wireless entered into a secured bridge credit facility, dated as of February 22, 2005 (as amended, the “Bridge Credit Agreement”). The aggregate credit commitments available and funded under the Bridge Credit Agreement totaled $540.0 million. In May 2005, Wireless repaid the aggregate outstanding principal balance under the Bridge Credit Agreement of $540.0 million and accrued interest of $8.7 million. As a result, Wireless recorded a loss on extinguishment of debt in the amount of $10.4 million.
FCC Debt
     On March 2, 2005, in connection with the sale of 10 MHz of spectrum in the San Francisco-Oakland-San Jose, California basic trading area, the Company repaid the outstanding principal balance of $12.2 million in debt payable to the FCC. This debt was incurred in connection with the original acquisition of the 30 MHz of spectrum for the San Francisco-Oakland-San Jose basic trading area. The repayment resulted in a loss on extinguishment of debt of $0.9 million.
     On May 31, 2005, the Company repaid the remaining outstanding principal balance of $15.7 million in debt payable to the FCC. This debt was incurred in connection with the acquisition by the Company of its original PCS licenses in the FCC auction in May 1996. The repayment resulted in a loss on extinguishment of debt of $1.0 million.
$150 Million 10 3/4% Senior Notes
     On September 29, 2003, MetroPCS, Inc. completed the sale of $150.0 million of 10 3/4% Senior Notes due 2011 (the “10 3/4% Senior Notes”). On May 10, 2005, holders of all of the 10 3/4% Senior Notes tendered their 10 3/4% Senior Notes in response to MetroPCS, Inc.’s cash tender offer and consent solicitation. As a result, MetroPCS, Inc. executed a supplemental indenture governing the 10 3/4% Senior Notes to eliminate substantially all of the restrictive covenants and event of default provisions in the indenture, to amend other provisions of the indenture, and to waive any and all defaults and events of default that may have existed under the indenture. On May 31, 2005, MetroPCS, Inc. purchased all of its outstanding 10 3/4% Senior Notes in the tender offer. MetroPCS, Inc. paid the holders of the 10 3/4% Senior Notes $178.9 million plus accrued interest of $2.7 million in the tender offer, resulting in a loss on extinguishment of debt of $34.0 million.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
First and Second Lien Credit Agreements
     On May 31, 2005, MetroPCS, Inc. and Wireless, both wholly-owned subsidiaries of MetroPCS, entered into the Credit Agreements, which provided for total borrowings of up to $900.0 million. On May 31, 2005, Wireless borrowed $500.0 million under the First Lien Credit Agreement and $250.0 million under the Second Lien Credit Agreement. On December 19, 2005, Wireless entered into amendments to the Credit Agreements and borrowed an additional $50.0 million under the First Lien Credit Agreement and an additional $100.0 million under the Second Lien Credit Agreement.
     On November 3, 2006, Wireless paid the lenders under the Credit Agreements $931.5 million, which included a premium of approximately $31.5 million, plus accrued interest of $8.6 million to extinguish the aggregate outstanding principal balance under the Credit Agreements. The repayment resulted in a loss on extinguishment of debt in the amount of approximately $42.7 million.
$1.25 Billion Exchangeable Senior Secured Credit Agreement
     In July 2006, MetroPCS II, Inc. (“MetroPCS II”), a wholly-owned subsidiary of MetroPCS, entered into the Secured Bridge Credit Facility. The aggregate credit commitments available under the Secured Bridge Credit Facility were $1.25 billion and were fully funded.
     On November 3, 2006, MetroPCS II repaid the aggregate outstanding principal balance under the Secured Bridge Credit Facility of $1.25 billion and accrued interest of $5.9 million. As a result, the Company recorded a loss on extinguishment of debt of approximately $7.0 million.
$250 Million Exchangeable Senior Unsecured Credit Agreement
     In October 2006, MetroPCS IV, Inc. (“MetroPCS IV”) entered into the Unsecured Bridge Credit Facility. The aggregate credit commitments available under the Unsecured Bridge Credit Facility totaled $250.0 million and were fully funded.
     On November 3, 2006, MetroPCS IV repaid the aggregate outstanding principal balance under the Unsecured Bridge Credit Facility of $250.0 million and accrued interest of $1.2 million. As a result, the Company recorded a loss on extinguishment of debt of approximately $2.4 million.
$1.0 Billion 9 1/4% Senior Notes
     On November 3, 2006, Wireless completed the sale of the 9 1/4% Senior Notes. The 9 1/4% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the 9 1/4% Senior Notes on May 1 and November 1 of each year, beginning on May 1, 2007. Wireless may, at its option, redeem some or all of the 9 1/4% Senior Notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the 9 1/4% Senior Notes. In addition, Wireless may also redeem up to 35% of the aggregate principal amount of the 9 1/4% Senior Notes with the net cash proceeds of certain sales of equity securities. The net proceeds of the sale were approximately $978.0 million after underwriter fees and other debt issuance costs of $22.0 million. The net proceeds from the sale of the 9 1/4% Senior Notes, together with the borrowings under the Senior Secured Credit Facility, were used to repay amounts owed under the Credit Agreements, Secured Bridge Credit Facility and Unsecured Bridge Credit Facility, and to pay related premiums, fees and expenses, as well as for general corporate purposes.
Senior Secured Credit Facility
     On November 3, 2006, Wireless entered into the Senior Secured Credit Facility, pursuant to which Wireless may borrow up to $1.7 billion. The Senior Secured Credit Facility consists of a $1.6 billion term loan facility and a $100.0 million revolving credit facility. On November 3, 2006, Wireless borrowed $1.6 billion under the Senior Secured Credit Facility. The term loan facility will be repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature in seven years and the revolving credit facility will mature in five years. The net proceeds from the borrowings under

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
the Senior Secured Credit Facility, together with the sale of the 9 1/4% Senior Notes, were used to repay amounts owed under the Credit Agreements, Secured Bridge Credit Facility and Unsecured Bridge Credit Facility, and to pay related premiums, fees and expenses, as well as for general corporate purposes
     The facilities under the Senior Secured Credit Facility are guaranteed by MetroPCS, MetroPCS, Inc. and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries. The facilities are not guaranteed by Royal Street, but Wireless pledged the promissory note that Royal Street had given it in connection with amounts borrowed by Royal Street from Wireless and the limited liability company member interest held in Royal Street. The Senior Secured Credit Facility contains customary events of default, including cross defaults. The obligations are also secured by the capital stock of Wireless as well as substantially all of Wireless’ present and future assets and each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions) but excludes Royal Street.
     The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of December 31, 2006 was 7.875%. On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of the Senior Secured Credit Facility (See Note 5). As of December 31, 2006, there was a total of approximately $1.6 billion outstanding under the Senior Secured Credit Facility, of which $16.0 million is reported in current maturities of long-term debt and approximately $1.6 billion is reported as long-term debt on the accompanying consolidated balance sheets.
     On February 20, 2007, Wireless entered into an amendment to the Senior Secured Credit Facility. Under the amendment, the margin used to determine the Senior Secured Credit Facility interest rate was reduced to 2.25% from 2.50%.
Restructuring
     On November 3, 2006, in connection with the closing of the 9 1/4% Senior Notes, the entry into the Senior Secured Credit Facility and the repayment of all amounts outstanding under the Credit Agreements, the Secured Bridge Credit Facility and the Unsecured Bridge Credit Facility, the Company consummated a restructuring transaction. As a result of the restructuring transaction, Wireless became a wholly-owned direct subsidiary of MetroPCS, Inc. (formerly MetroPCS V, Inc.), which is a wholly-owned direct subsidiary of MetroPCS. MetroPCS and MetroPCS, Inc., along with each of Wireless’ wholly-owned subsidiaries (which excludes Royal Street), guarantee the 9 1/4% Senior Notes and the obligations under the Senior Secured Credit Facility. MetroPCS, Inc. pledged the capital stock of Wireless as security for the obligations under the Senior Secured Credit Facility. All of the Company’s FCC licenses and the Company’s interest in Royal Street are held by Wireless and its wholly-owned subsidiaries.
9. Concentrations:
     The Company purchases a substantial portion of its wireless infrastructure equipment and handset equipment from only a few major suppliers. Further, the Company generally relies on one key vendor in each of the following areas: network infrastructure equipment, billing services, customer care, handset logistics and long distance services. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found.
     Local and long distance telephone and other companies provide certain communication services to the Company. Disruption of these services could adversely affect operations in the short term until an alternative telecommunication provider was found.
     Concentrations of credit risk with respect to trade accounts receivable are limited due to the diversity of the Company’s indirect retailer base.
10. Commitments and Contingencies:
     The Company has entered into non-cancelable operating lease agreements to lease facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks. Future minimum rental payments required for all non-cancelable operating leases at December 31, 2006 are as follows (in thousands):

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

For the Year Ending December 31,
2007	$88,639
2008	89,782
2009	91,091
2010	92,570
2011	86,707
Thereafter	279,415

Total	$728,204

     Total rent expense for the years ended December 31, 2006, 2005 and 2004 was $85.5 million, $51.6 million and $37.7 million, respectively.
     On June 6, 2005, Wireless entered into a general purchase agreement with a vendor for the purchase of PCS CDMA system products (“CDMA Products”) and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services, with an initial term of three years. The agreement provides for both exclusive and non-exclusive pricing for CDMA Products and the agreement may be renewed at Wireless’ option on an annual basis for three subsequent years after the conclusion of the initial three-year term. If Wireless fails to purchase exclusively CDMA Products from the vendor, it may have to pay certain liquidated damages based on the difference in prices between exclusive and non-exclusive prices for CDMA Products already purchased since the effective date of the agreement, which may be material to Wireless.
     The Company has entered into pricing agreements with various handset manufacturers for the purchase of wireless handsets at specified prices. The terms of these agreements expire on various dates during the year ending December 31, 2007. In addition, the Company entered into an agreement with a handset manufacturer for the purchase of 475,000 handsets at a specified price by September 30, 2007.
EV-DO Revision A
     The Company acquired spectrum in two of its markets during 2005 subject to certain expectations communicated to the United States Department of Justice (the “DOJ”) about how it would use such spectrum. As a result of a delay in the availability of EV-DO Revision A with VoIP, the Company has redeployed EV-DO network assets at certain cell sites in those markets in order to serve its existing customers. There have been no asserted claims or assessments to date and accordingly, no liability has been recorded as of December 31, 2006.
Litigation
     The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.
     The Company is involved in various claims and legal actions in relation to claims of patent infringement. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.
Rescission Offer
     Certain options granted under the Company’s 1995 Stock Option Plan and 2004 Equity Incentive Plan may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. As a result, the Company is considering making a rescission offer to the holders of certain options. If this rescission offer is made and accepted, the Company could be required to make aggregate payments to the holders of these options of up to $2.6 million, which includes statutory interest, based on options outstanding as of December 31, 2006. Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of a security that was not registered as required. If any or all of the offerees reject the rescission offer, the Company may continue to be liable for this amount under federal and state securities laws. Management does not believe that this rescission offer will have a material effect on the Company’s results of operations, cash flows or financial position.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
AWS Licenses Acquired in Auction 66
     Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate. The Company may incur costs to relocate the incumbent licensees in the areas where it was granted licenses in Auction 66.
11. Series D Cumulative Convertible Redeemable Participating Preferred Stock:
     In July 2000, MetroPCS, Inc. executed a Securities Purchase Agreement, which was subsequently amended (as amended, the “SPA”). Under the SPA, MetroPCS, Inc. issued shares of Series D Preferred Stock. In July 2004, each share of MetroPCS, Inc. Series D Preferred Stock was converted into a share of Series D Preferred Stock of MetroPCS (See Note 1). Dividends accrue at an annual rate of 6% of the liquidation value of $100 per share on the Series D Preferred Stock. Dividends of $21.0 million, $21.0 million and $21.0 million were accrued for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in the Series D Preferred Stock balance.
     Each share of Series D Preferred Stock will automatically convert into common stock upon (i) completion of a Qualified Public Offering (as defined in the SPA), (ii) MetroPCS’ common stock trading (or in the case of a merger or consolidation of MetroPCS with another company, other than a sale or change of control of MetroPCS, the shares received in such merger or consolidation having traded immediately prior to such merger and consolidation) on a national securities exchange for a period of 30 consecutive trading days above a price that implies a market valuation of the Series D Preferred Stock in excess of twice the initial purchase price of the Series D Preferred Stock, or (iii) the date specified by the holders of two-thirds of the outstanding Series D Preferred Stock. The Series D Preferred Stock and the accrued but unpaid dividends thereon are convertible into common stock at $3.13 per share of common stock, which per share amount is subject to adjustment in accordance with the terms of MetroPCS’ Second Amended and Restated Articles of Incorporation. If not previously converted, MetroPCS is required to redeem all outstanding shares of Series D Preferred Stock on July 17, 2015, at the liquidation value plus accrued but unpaid dividends.
     The holders of Series D Preferred Stock, as a class with the holders of common stock, have the right to vote on all matters as if each share of Series D Preferred Stock had been converted into common stock, except for the election of directors. The holders of Series D Preferred Stock, as a class, can nominate one member of the Board of Directors of MetroPCS. Each share of Series D Preferred Stock is entitled to a liquidation preference upon a liquidation event (as defined in MetroPCS’ Second Amended and Restated Articles of Incorporation) equal to the sum of:
•	the per share liquidation value, plus

•	the greater of:

•	the amount of all accrued and unpaid dividends and distributions on such share, and

•	the amount that would have been paid in respect of such share had it been converted into common stock immediately prior to the event that triggered payment of the liquidation preference, net of the liquidation value of the Series D Preferred Stock and the Series E Preferred Stock.
     The SPA defines a number of events of noncompliance. Upon an occurrence of an event of noncompliance, the holders of not less than two-thirds of the then outstanding shares of Series D Preferred Stock can request MetroPCS to redeem the outstanding shares at an amount equal to the liquidation value plus accrued but unpaid dividends. The Company believes that there was no uncured or unwaived event of noncompliance at December 31, 2006.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
12. Series E Cumulative Convertible Redeemable Participating Preferred Stock:
     MetroPCS entered into a stock purchase agreement, dated as of August 30, 2005, under which MetroPCS issued 500,000 shares of Series E Preferred Stock for $50.0 million in cash. Total proceeds to MetroPCS were $46.7 million, net of transaction costs of approximately $3.3 million. The Series E Preferred Stock and the Series D Preferred Stock rank equally with respect to dividends, conversion rights and liquidation preferences. Dividends on the Series E Preferred Stock accrue at an annual rate of 6% of the liquidation value of $100 per share. Dividends of $3.0 and $1.0 million were accrued for the years ended December 31, 2006 and 2005, respectively, and are included in the Series E Preferred Stock balance.
     Each share of Series E Preferred Stock will be converted into common stock of MetroPCS upon (i) the completion of a Qualifying Public Offering, (as defined in the Second Amended and Restated Stockholders Agreement), (ii) the common stock trading (or, in the case of a merger or consolidation of MetroPCS with another company, other than as a sale or change of control of MetroPCS, the shares received in such merger or consolidation having traded immediately prior to such merger or consolidation) on a national securities exchange for a period of 30 consecutive trading days above a price implying a market valuation of the Series D Preferred Stock over twice the Series D Preferred Stock initial purchase price, or (iii) the date specified by the holders of two-thirds of the Series E Preferred Stock. The Series E Preferred Stock is convertible into common stock at $9.00 per share, which per share amount is subject to adjustment in accordance with the terms of the Second Amended and Restated Articles of Incorporation of MetroPCS. If not previously converted, MetroPCS is required to redeem all outstanding shares of Series E Preferred Stock on July 17, 2015, at the liquidation preference of $100 per share plus accrued but unpaid dividends. In 2005 MetroPCS, in connection with the sale of the Series E Preferred Stock, increased the total authorized Preferred Stock to 25,000,000 shares, par value $0.0001 per share.
     On October 25, 2005, pursuant to the terms of the stock purchase agreement, the investors in the Series E Preferred Stock also conducted a tender offer in which they purchased outstanding Series D Preferred Stock and common stock. The Company believes that there was no uncured or unwaived event of noncompliance at December 31, 2006.
13. Capitalization:
Warrants
     From inception through February 1998, MetroPCS, Inc. issued various warrants to purchase common stock in conjunction with sales of stock and in exchange for consulting services, which were converted into warrants in MetroPCS in July 2004. As of December 31, 2006, there were no remaining warrants outstanding.
     During the year ended December 31, 2006, 526,950 warrants, with an exercise price of $0.0009 per warrant, were exercised for 526,950 shares of common stock.
Redemption
     If, at any time, ownership of shares of common stock, Series D Preferred Stock or Series E Preferred Stock by a holder would cause the Company to violate any FCC ownership requirements or restrictions, MetroPCS may, at the option of the Board of Directors, redeem a number of shares of common stock, Series D Preferred Stock or Series E Preferred Stock sufficient to eliminate such violation.
Conversion Rights
     On April 15, 2004, the Board of Directors approved the conversion of shares of Class B non-voting common stock into Class C Common Stock. Each outstanding share of Class B non-voting common stock was converted into a share of Class C Common Stock on May 18, 2004. On July 13, 2004, as part of the merger of a wholly-owned subsidiary of MetroPCS into MetroPCS, Inc., each share of the Class A Common Stock, Class C Common Stock and Series D Preferred Stock of MetroPCS, Inc. was converted on a share for share basis into Class A Common Stock, Class C Common Stock or Series D Preferred Stock, as applicable, of MetroPCS. On July 23, 2004, the

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Class C Common Stock was renamed common stock. Effective December 31, 2005, each share of Class A Common Stock was automatically converted into one share of common stock upon the occurrence of the Class A Termination Event.
Class A Common Stock Termination Event
     MetroPCS previously qualified as a very small business designated entity (“DE”). MetroPCS met the DE control requirements of the FCC by issuing Class A Common Stock entitling its holders to 50.1% of the stockholders’ votes and the right to designate directors holding a majority of the voting power of MetroPCS’ Board of Directors. As a result of MetroPCS’ repayment of its FCC debt in May 2005, it was no longer required to maintain its eligibility as a DE. On August 5, 2005 MetroPCS’ wholly-owned licensee subsidiaries each filed administrative updates with the FCC notifying the FCC that MetroPCS was no longer subject to the DE control requirements.
     As part of the stock purchase agreement for the Series E Preferred Stock, MetroPCS filed its Second Amended and Restated Certificate of Incorporation (“Revised Articles”) and MetroPCS and certain of its stockholders entered into the Second Amended and Restated Stockholders Agreement, dated as of August 30, 2005 (“Stockholders Agreement”). The Revised Articles and Stockholders Agreement required, among other things, that MetroPCS cause a change in control by the later of December 31, 2005 or the date on or after which the FCC’s grant of MetroPCS’ application to transfer control became final (“Class A Termination Event”). The Class A Termination Event triggers, among other things, the conversion of all of the Class A Common Stock into MetroPCS common stock and the extinguishment of the special voting and board appointment rights of the Class A Common Stock. In addition, certain supermajority voting rights held by the Series D Preferred Stock and Series E Preferred Stock are also extinguished. The stock purchase agreement for the Series E Preferred Stock requires that under the new structure MetroPCS have a nine member Board of Directors. In addition, after the Class A Termination Event, votes on significant matters requiring a stockholder vote are generally by vote of the holders of a majority of all of the shares of capital stock of MetroPCS, with the holders of the Series D Preferred Stock and Series E Preferred Stock voting with holders of the common stock on an “as converted” basis. On November 1, 2005, MetroPCS’ wholly-owned licensee subsidiaries filed transfer of control applications with the FCC to seek the FCC’s consent to the Class A Termination Event. The FCC applications were approved and the grants were listed in an FCC Public Notice on November 8, 2005. The grants became final on December 19, 2005 and the Class A Termination Event occurred on December 31, 2005. The net effect of these changes is that the holders of Class A Common Stock have relinquished affirmative control of MetroPCS to the stockholders as a whole. There was no significant financial accounting impact.
Common Stock Issued to Directors
     Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, pursuant to MetroPCS’ Non-Employee Director Remuneration Plan. The annual retainer provided under the Non-Employee Director Remuneration Plan may be paid in cash, common stock, or a combination of cash and common stock at the election of each director. During the years ended December 31, 2006 and 2005, non-employee members of the Board of Directors were issued 49,725 and 79,437 shares of common stock, respectively, as payment of their annual retainer.
14. Share-Based Payments:
     Prior to the first quarter of 2006, the Company measured stock-based compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, as allowed by SFAS No. 123.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation expense recognized beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Although there was no material impact on the Company’s financial position, results of operations or cash flows from the adoption of SFAS No. 123(R), the Company reclassified all deferred equity compensation on the consolidated balance sheet to

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
additional paid-in capital upon its adoption. The period prior to the adoption of SFAS No. 123(R) does not reflect any restated amounts.
     MetroPCS has two stock option plans (the “Option Plans”) under which it grants options to purchase common stock of MetroPCS: the Second Amended and Restated 1995 Stock Option Plan, as amended (“1995 Plan”), and the Amended and Restated 2004 Equity Incentive Compensation Plan, as amended (“2004 Plan”). The 1995 Plan was terminated in November 2005 and no further awards can be made under the 1995 Plan, but all options granted before November 2005 will remain valid in accordance with their original terms. As of December 31, 2006, the maximum number of shares reserved for the 2004 Plan was 18,600,000 shares. In December 2006, the 2004 Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 14,100,000 to a total of 18,600,000 shares. In February 2007, the 2004 Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 18,600,000 to a total of 40,500,000 shares. Vesting periods and terms for stock option grants are determined by the plan administrator, which is MetroPCS’ Board of Directors for the 1995 Plan and the Compensation Committee of the Board of Directors of MetroPCS for the 2004 Plan. No option granted under the 1995 Plan have a term in excess of fifteen years and no option granted under the 2004 Plan shall have a term in excess of ten years. Options granted during the years ended December 31, 2006, 2005 and 2004 have a vesting period of one to four years.
     Options granted under the 1995 Plan are exercisable upon grant. Shares received upon exercising options prior to vesting are restricted from sale based on a vesting schedule. In the event an option holder’s service with the Company is terminated, MetroPCS may repurchase unvested shares issued under the 1995 Plan at the option exercise price. Options granted under the 2004 Plan are only exercisable upon vesting. Upon exercise of options under the Option Plans, new shares of common stock are issued to the option holder.
     The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected dividends	0.00%	0.00%	0.00%
Expected volatility	35.04%	50.00%	55.00%
Risk-free interest rate	4.64%	4.24%	3.22%
Expected lives in years	5.00	5.00	5.00
Weighted-average fair value of options:
Granted at below fair value	$10.16	$—	$2.88
Granted at fair value	$3.75	$3.44	$2.64
Weighted-average exercise price of options:
Granted at below fair value	$1.49	$—	$4.46
Granted at fair value	$9.95	$7.13	$5.25
     The Black-Scholes model requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options.
     A summary of the status of the Company’s Option Plans as of December 31, 2006, 2005 and 2004, and changes during the periods then ended, is presented in the table below:

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	14,502,210	$4.18	32,448,855	$0.92	31,057,182	$0.61
Granted	11,369,793	$9.65	5,838,534	$7.13	2,671,518	$4.76
Exercised	(1,148,328)	$2.39	(22,669,671)	$0.38	(635,928)	$0.65
Forfeited	(1,224,213)	$4.22	(1,115,508)	$4.04	(643,917)	$2.02

Outstanding, end of year	23,499,462	$6.91	14,502,210	$4.18	32,448,855	$0.92

Options vested or expected to vest at year-end	20,127,759	$6.55

Options exercisable at year-end	10,750,692	$3.78	10,985,577	$3.23	32,448,855	$0.92

Options vested at year-end	8,940,615	$3.59	6,696,330	$1.87	26,976,972	$0.49

     Options outstanding under the Option Plans as of December 31, 2006 have a total aggregate intrinsic value of approximately $103.9 million and a weighted average remaining contractual life of 8.01 years. Options outstanding under the Option Plans as of December 31, 2005 and 2004 have a weighted average remaining contractual life of 7.80 and 7.23 years, respectively. Options vested or expected to vest under the Option Plans as of December 31, 2006 have a total aggregate intrinsic value of approximately $96.2 million and a weighted average remaining contractual life of 7.83 years. Options exercisable under the Option Plans as of December 31, 2006 have a total aggregate intrinsic value of approximately $81.2 million and a weighted average remaining contractual life of 6.63 years.
     The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life	Price	Shares	Price
$0.08 - $0.33	851,991	5.93	$0.12	851,991	$0.12
$0.34 - $1.57	3,733,773	4.74	$1.57	3,728,109	$1.57
$1.58 - $6.31	2,961,708	6.80	$3.97	2,083,725	$3.72
$6.32 - $7.15	7,872,015	8.58	$7.14	2,255,292	$7.14
$7.16 - $11.33	8,079,975	9.64	$10.95	21,498	$11.07
     In 2004, Congress passed the American Job Creation Act of 2004 which changed certain rules with respect to deferred compensation, including options to purchase MetroPCS’ common stock which were granted below the fair market value of the common stock as of the grant date. MetroPCS had previously granted certain options to purchase its common stock under the 1995 Plan at exercise prices which MetroPCS believes were below the fair market value of its common stock at the time of grant. In December 2005, MetroPCS offered to amend the stock option grants of all affected employees by increasing the exercise price of such affected stock option grants to the fair value of MetroPCS’ common stock as of the date of grant and granting additional stock options which vested 50% on January 1, 2006 and 50% on January 1, 2007 at the fair market value of MetroPCS’ common stock as of the grant date provided that the employee remained employed by the Company on those dates. The total number of affected stock options was 2,617,140 and MetroPCS granted 407,274 additional stock options.
     During the year ended December 31, 2006, 1,148,328 options granted under the Option Plans were exercised for 1,148,328 shares of common stock. The intrinsic value of these options was approximately $9.0 million and total proceeds were approximately $2.7 million for the year ended December 31, 2006. During the year ended December 31, 2005, 22,669,671 options granted under the Option Plans were exercised for 22,669,671 shares of common stock. The intrinsic value of these options was approximately $152.8 million and total proceeds were approximately $8.6 million for the year ended December 31, 2005. During the year ended December 31, 2004, 635,928 options granted under the Option Plans were exercised for 635,928 shares of common stock. The intrinsic value of these options was approximately $2.1 million and total proceeds were approximately $0.4 million for the year ended December 31, 2004.
     In October 2005, Madison Dearborn Capital Partners and TA Associates consummated a tender offer in which they purchased from existing stockholders shares of Series D Preferred Stock and common stock in MetroPCS. In connection with this transaction, 22,102,287 options granted under the Option Plans were exercised for

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
22,102,287 shares of common stock. MetroPCS received no proceeds from this transaction.
     The following table summarizes information about unvested stock option grants:

		Weighted
		Average
		Grant-Date
Stock Option Grants	Shares	Fair Value
Unvested balance, January 1, 2006	7,582,659	$3.00
Grants	11,369,793	$3.98
Vested shares	(3,679,491)	$3.64
Forfeitures	(639,012)	$3.10

Unvested balance, December 31, 2006	14,633,949	$3.60

     The Company determines fair value of stock option grants as the share price of the Company’s common stock at grant-date. The weighted average grant-date fair value of the stock option grants for the year ended December 31, 2006, 2005 and 2004 is $3.98, $2.93 and $2.79, respectively. The total fair value of stock options that vested during the year ended December 31, 2006 was $13.4 million.
     The Company has recorded $14.5 million, $2.6 million and $10.4 million of non-cash stock-based compensation expense in the years ended December 31, 2006, 2005 and 2004, respectively, and an income tax benefit of $5.8 million, $1.0 million and $4.1 million, respectively.
     As of December 31, 2006, there was approximately $49.3 million of unrecognized stock-based compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 3.06 years. Such costs are scheduled to be recognized as follows: $17.4 million in 2007, $15.7 million in 2008, $11.3 million in 2009 and $4.9 million in 2010.
     During the year ended December 31, 2006, the following awards were granted under the Company’s Option Plans:

		Weighted	Weighted	Weighted
	Number of	Average	Average	Average
	Options	Exercise	Market Value	Intrinsic Value
Grants Made During the Quarter Ended	Granted	Price	per Share	per Share
March 31, 2006	2,869,989	$7.15	$7.15	$0.00
June 30, 2006	534,525	$7.54	$7.54	$0.00
September 30, 2006	418,425	$8.67	$8.67	$0.00
December 31, 2006	7,546,854	$10.81	$11.33	$0.53
     Compensation expense is recognized over the requisite service period for the entire award, which is generally the maximum vesting period of the award.
     The fair value of the common stock was determined contemporaneously with the option grants.
     In December 2006, the Company amended stock option agreements of a former member of MetroPCS’ Board of Directors to extend the contractual life of 405,054 vested options to purchase common stock until December 31, 2006. This amendment resulted in the recognition of additional non-cash stock-based compensation expense of approximately $4.1 million in the fourth quarter of 2006.
     In December 2006, in recognition of efforts related to the Company’s pending initial public offering and to align executive ownership with the Company, the Company made a special stock option grant to its named executive officers and certain other eligible employees. The Company granted stock options to purchase an aggregate of 6,885,000 shares of the Company’s common stock to its named executive officers and certain other officers and employees. The purpose of the grant was also to provide retention of employees following the Company’s initial public offering as well as to motivate employees to return value to the Company’s shareholders through future appreciation of the Company’s common stock price. The exercise price for the option grants is $11.33, which is the fair market value of the Company’s common stock on the date of the grant as determined by the Company’s board of directors. In determining the fair market value of the common stock, consideration is given to the recommendations of our finance and planning committee and of management based on certain data, including

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
discounted cash flow analysis, comparable company analysis, and comparable transaction analysis, as well as contemporaneous valuation. The stock options granted to the named executive officers other than the Company’s CEO and senior vice president and chief technology officer will generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The stock options granted to the Company’s CEO will vest on a three-year vesting schedule with one-third vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The stock options granted to the Company’s senior vice president and chief technology officer will vest over a two-year vesting schedule with one-half vesting on the first anniversary of the award and the remainder pro-rata on a monthly basis thereafter.
     In November 2006, the Company made an election to account for its APIC pool utilizing the short cut method provided under FSP FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payments.”
     Upon adoption of SFAS No. 123(R), the Company had 946,908 options that were subject to variable accounting under APB No. 25, and related interpretations. As the options were fully vested upon adoption of SFAS No. 123(R) and there have been no subsequent modifications, no incremental stock-based compensation expense has been recognized in 2006. During the years ended December 31, 2005 and 2004, $2.3 million and $5.1 million, respectively, of stock-based compensation expense was recognized related to these options. No options were exercised and 270,900 options were forfeited at a weighted average exercise price of $1.57 during 2006. 676,008 options remain outstanding at a weighted average exercise price of $1.32 intrinsic value of $6.8 million, and remaining contractual life of 3.16 years as of December 31, 2006.
15. Employee Benefit Plan:
     The Company sponsors a savings plan under Section 401(k) of the Internal Revenue Code for the majority of its employees. The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. The Company does not match employee contributions but may make discretionary or profit-sharing contributions. The Company has made no contributions to the savings plan through December 31, 2006.
16. Income Taxes:
     The provision for taxes on income consisted of the following (in thousands):

	2006	2005	2004
Current:
Federal	$674	$(233)	$197
State	3,702	2,603	2,502

	4,376	2,370	2,699

Deferred:
Federal	29,959	114,733	39,056
State	2,382	10,322	5,245

	32,341	125,055	44,301

Provision for income taxes	$36,717	$127,425	$47,000

     Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The Company’s net deferred tax liability consisted of the following deferred tax assets and liabilities (in thousands):

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	2006	2005
Deferred tax assets:
Start-up costs capitalized for tax purposes	$—	$866
Net operating loss carry forward	83,787	85,152
Net basis difference in FCC licenses	—	1,428
Revenue deferred for book purposes	9,407	5,007
Allowance for uncollectible accounts	1,214	1,272
Deferred rent expense	8,311	5,747
Deferred compensation	5,636	2,818
Asset retirement obligation	592	347
Accrued vacation	1,004	603
Partnership interest	7,130	392
Alternative Minimum Tax credit carryforward	666	—
Other	1,011	558

Total deferred tax assets	118,758	104,190
Deferred tax liabilities:
Depreciation	(188,484)	(157,083)
Deferred cost of handset sales	(10,251)	(4,867)
Net basis difference in FCC licenses	(9,802)	—
Prepaid insurance	(1,174)	(374)
Gain deferral related to like kind exchange	(83,467)	(83,699)
Other comprehensive income	(949)	(1,331)
Other	(1,013)	(573)

Total deferred tax liabilities	(295,140)	(247,927)

Subtotal	(176,382)	(143,737)

Valuation allowance	—	(194)

Net deferred tax liability	$(176,382)	$(143,931)

     Deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Current deferred tax asset	$815	$2,122
Non-current deferred tax liability	(177,197)	(146,053)

Net deferred tax liability	$(176,382)	$(143,931)

     During 2004, the Company generated approximately $49.3 million of net operating loss for federal income tax purposes which will also be available for carryforward to offset future income. At December 31, 2004 the Company has approximately $124.7 million and $160.8 million of net operating loss carryforwards for federal and state income tax purposes, respectively. The federal net operating loss will begin expiring in 2023. The state net operating losses will begin to expire in 2013. The Company has been able to take advantage of accelerated depreciation available under federal tax law, which has created a significant deferred tax liability. The reversal of the timing differences which gave rise to the deferred tax liability, future taxable income and future tax planning strategies will allow the Company to benefit from the deferred tax assets, and as such, most of the valuation allowance was released in 2002. The Company has a valuation allowance of $0.1 million at December 31, 2004 relating primarily to state net operating losses.
     During 2005, the Company generated approximately $103.2 million of net operating loss for federal income tax purposes which will also be available for carryforward to offset future income. At December 31, 2005 the Company has approximately $228.7 million and $102.5 million of net operating loss carryforwards for federal and state income tax purposes, respectively. The federal net operating loss will begin expiring in 2023. The state net operating losses will begin to expire in 2013. The Company has been able to take advantage of accelerated depreciation and like-kind exchange gain deferral available under federal tax law, which has created a significant deferred tax liability. The reversal of the timing differences which gave rise to the deferred tax liability, future taxable income and future tax planning strategies will allow the Company to benefit from the deferred tax assets. The Company has a valuation allowance of $0.2 million at December 31, 2005 relating primarily to state net operating losses.
     During 2006, the Company utilized approximately $6.5 million of net operating loss carryforwards for federal income tax purposes. At December 31, 2006 the Company has approximately $222.2 million and $131.4 million of net operating loss carryforwards for federal and state income tax purposes, respectively related to operations. As of December 31, 2006, the Company has an additional $4.5 million and $4.2 million of net operating losses for federal

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
and state purposes, respectively, arising from tax deductions related to the exercise of non-qualified stock options accounted for under SFAS No. 123(R). The federal net operating loss will begin expiring in 2023. The state net operating losses will begin to expire in 2013. The Company has been able to take advantage of accelerated depreciation and like-kind exchange gain deferral available under federal tax law, which has created a significant deferred tax liability. The reversal of the timing differences which gave rise to the deferred tax liability, future taxable income and future tax planning strategies will allow the Company to benefit from the deferred tax assets. The Company has no valuation allowance as of December 31, 2006.
     The Company’s tax returns are subject to periodic audit by the various taxing jurisdictions in which it operates. These audits can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income. The Company’s estimate of the potential outcome of any uncertain tax issue prior to audit is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. An unfavorable result under audit may reduce the amount of federal and state NOLs the Company has available for carryforward to offset future taxable income, or may increase the amount of tax due for the period under audit, resulting in an increase to the effective rate in the year of resolution.
     The Company establishes income tax reserves when, despite its belief that its tax returns are fully supportable, it believes that certain positions may be challenged and ultimately modified. The Company established tax reserves of $23.9 million and $21.2 million as of December 31, 2006 and 2005, respectively. At December 31, 2005, tax reserves in the amount of $17.1 million and $4.1 million are included in other long-term liabilities and accounts payable and accrued expenses, respectively. At December 31, 2006, tax reserves in the amount of $19.5 million and $4.4 million are included in other long-term liabilities and accounts payable and accrued expenses, respectively.
     A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the consolidated statements of income and comprehensive income for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
U.S. federal income tax provision at statutory rate	$31,683	$114,136	$39,117
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax impact	2,386	10,865	5,187
Change in valuation allowance	(194)	52	58
Provision for tax uncertainties	2,557	2,274	2,561
Permanent items	218	98	15
Other	67	—	62

Provision for income taxes	$36,717	$127,425	$47,000

Internal Revenue Service Audit
     The Internal Revenue Service (the “IRS”) commenced an audit of MetroPCS’ 2002 and 2003 federal income tax returns in March 2005. In October 2005, the IRS issued a 30-day letter which primarily related to depreciation expense claimed on the returns under audit. The Company filed an appeal of the auditor’s assessments in November 2005. The IRS appeals officer made the Company an offer to settle all issues in July 2006. The net result of the settlement offer created an increase to 2002 taxable income of $3.9 million and an increase to the 2003 net operating loss of $0.5 million. The increase to 2002 taxable income was offset by net operating loss carryback from 2003. The Company owed additional interest on the 2002 deferred taxes of approximately $0.1 million, but no additional tax or penalty. In addition, the IRS Joint Committee concluded its review of the audit and issued a closing letter dated September 5, 2006.
Texas Margin Tax
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (“H.B. No. 3”) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Because the tax base on the Texas margin tax is derived from an income-based measure, the Company believes the margin tax is an income tax and, therefore, the provisions of SFAS No. 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS No. 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of H.B. No. 3 is January 1,

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes May 18, 2006. The Company has recorded a deferred tax liability of $0.05 million as of December 31, 2006 relating to H.B. No. 3.
17. Net Income Per Common Share:
     The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	2006	2005	2004
Basic EPS — Two Class Method:
Net income	$53,806	$198,677	$64,890
Accrued dividends and accretion:
Series D Preferred Stock	(21,479)	(21,479)	(21,479)
Series E Preferred Stock	(3,339)	(1,133)	—

Net income applicable to common stock	$28,988	$176,065	$43,411
Amount allocable to common shareholders	57.1%	54.4%	53.1%

Rights to undistributed earnings	$16,539	$95,722	$23,070

Weighted average shares outstanding — basic	155,820,381	135,352,396	126,722,051

Net income per common share — basic	$0.11	$0.71	$0.18

Diluted EPS:
Rights to undistributed earnings	$16,539	$95,722	$23,070

Weighted average shares outstanding — basic	155,820,381	135,352,396	126,722,051
Effect of dilutive securities:
Warrants	147,257	2,689,377	6,642,015
Stock options	3,728,970	15,568,816	17,269,621

Weighted average shares outstanding — diluted	159,696,608	153,610,589	150,633,687

Net income per common share — diluted	$0.10	$0.62	$0.15

     Net income per common share is computed in accordance with EITF 03-6. Under EITF 03-6, the preferred stock is considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock is included in the computation of basic and diluted net income per common share using the two-class method, except during periods of net losses. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
     At December 31, 2006, 2005 and 2004, 136.1 million, 129.4 million and 122.7 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     At December 31, 2006 and 2005, 5.7 million and 1.9 million of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
18. Segment Information:
     Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chairman of the Board and Chief Executive Officer.
     At December 31, 2006, the Company had eight operating segments based on geographic regions within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento, Tampa/Sarasota/Orlando, and Los Angeles. Each of these operating segments provides wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming and other value-added services.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
     The Company aggregates its operating segments into two reportable segments: Core Markets and Expansion Markets.
•	Core Markets, which include Atlanta, Miami, San Francisco, and Sacramento, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•	Expansion Markets, which include Dallas/Ft. Worth, Detroit, Tampa/Sarasota/Orlando and Los Angeles, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.
     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. General corporate overhead, which includes expenses such as corporate employee labor costs, rent and utilities, legal, accounting and auditing expenses, is allocated equally across all operating segments. Corporate marketing and advertising expenses are allocated equally to the operating segments, beginning in the period during which the Company launches service in that operating segment. Expenses associated with the Company’s national data center are allocated based on the average number of customers in each operating segment. All intercompany transactions between reportable segments have been eliminated in the presentation of operating segment data.
     Interest expense, interest income, gain/loss on extinguishment of debt and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes.

	Core	Expansion
Year Ended December 31, 2006	Markets	Markets	Other	Total
Service revenues	$1,138,019	$152,928	$—	$1,290,947
Equipment revenues	208,333	47,583	—	255,916
Total revenues	1,346,352	200,511	—	1,546,863
Cost of service(1)	338,923	106,358	—	445,281
Cost of equipment	364,281	112,596	—	476,877
Selling, general and administrative expenses(2)	158,100	85,518	—	243,618
Adjusted EBITDA (deficit)(3)	492,773	(97,214)	—
Depreciation and amortization	109,626	21,941	3,461	135,028
Stock-based compensation expense	7,725	6,747	—	14,472
Income (loss) from operations	367,109	(126,387)	(3,469)	237,253
Interest expense	—	—	115,985	115,985
Accretion of put option in majority-owned subsidiary	—	—	770	770
Interest income	—	—	(21,543)	(21,543)
Loss on extinguishment of debt	—	—	51,518	51,518
Income (loss) before provision for income taxes	367,109	(126,387)	(150,199)	90,523
Capital expenditures	217,215	314,308	19,226	550,749
Total assets(4)	945,699	1,064,243	2,143,180	4,153,122

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	Core	Expansion
Year Ended December 31, 2005	Markets	Markets	Other	Total
Service revenues	$868,681	$3,419	$—	$872,100
Equipment revenues	163,738	2,590	—	166,328
Total revenues	1,032,419	6,009	—	1,038,428
Cost of service	271,437	11,775	—	283,212
Cost of equipment	293,702	7,169	—	300,871
Selling, general and administrative expenses(2)	153,321	9,155	—	162,476
Adjusted EBITDA (deficit)(3)	316,555	(22,090)	—
Depreciation and amortization	84,436	2,030	1,429	87,895
Stock-based compensation expense	2,596	—	—	2,596
Income (loss) from operations	219,777	(24,370)	226,770	422,177
Interest expense	—	—	58,033	58,033
Accretion of put option in majority-owned subsidiary	—	—	252	252
Interest income	—	—	(8,658)	(8,658)
Loss on extinguishment of debt	—	—	46,448	46,448
Income (loss) before provision for income taxes	219,777	(24,370)	130,695	326,102
Capital expenditures	171,783	90,871	3,845	266,499
Total assets	701,675	378,671	1,078,635	2,158,981

(1)	Cost of service for the year ended December 31, 2006 includes $1.3 million of stock-based compensation expense disclosed separately.

(2)	Selling, general and administrative expenses include stock-based compensation expense disclosed separately. For the years ended December 31, 2006 and 2005, selling, general and administrative expenses include $13.2 million and $2.6 million, respectively, of stock-based compensation expense.

(3)	Adjusted EBITDA (deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of each segments’ ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

(4)	Total assets as of December 31, 2006 include the Auction 66 AWS licenses that the Company was granted on November 29, 2006 for a total aggregate purchase price of approximately $1.4 billion. These AWS licenses are presented in the “Other” column as the Company has not allocated the Auction 66 licenses to its reportable segments as of December 31, 2006.
     The following table reconciles segment Adjusted EBITDA (Deficit) for the years ended December 31, 2006 and 2005 to consolidated income before provision for income taxes:

	2006	2005
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$492,773	$316,555
Expansion Markets Adjusted EBITDA (Deficit)	(97,214)	(22,090)

Total	395,559	294,465
Depreciation and amortization	(135,028)	(87,895)
Loss (gain) on disposal of assets	(8,806)	218,203
Non-cash compensation expense	(14,472)	(2,596)
Interest expense	(115,985)	(58,033)
Accretion of put option in majority-owned subsidiary	(770)	(252)
Interest and other income	21,543	8,658
(Gain) loss on extinguishment of debt	(51,518)	(46,448)

Consolidated income before provision for income taxes	$90,523	$326,102

     For the year ended December 31, 2004 the consolidated financial statements represent the Core Markets reportable segment, as the Expansion Markets reportable segment had no operations until 2005.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
19. Guarantor Subsidiaries:
     In connection with Wireless’ sale of the 9 1/4% Senior Notes and the entry into the Senior Secured Credit Facility, MetroPCS and all of MetroPCS’ subsidiaries, other than Wireless and Royal Street (the “guarantor subsidiaries”), provided guarantees on the 9 1/4% Senior Notes and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility restrict the ability of the guarantor subsidiaries to transfer funds to Wireless. Royal Street and its subsidiaries (the “non-guarantor subsidiaries”) are not guarantors of the 9 1/4% Senior Notes or the Senior Secured Credit Facility.
     The following information presents condensed consolidating balance sheets as of December 31, 2006 and 2005, condensed consolidating statements of income for the years ended December 31, 2006, 2005 and 2004, and condensed consolidating statements of cash flows for the years ended December 31, 2006, 2005 and 2004 of the parent company, the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company and the issuer and have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Consolidated Balance Sheet
As of December 31, 2006

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$15,714	$99,301	$257	$46,226	$—	$161,498
Short-term investments	45,365	345,286	—	—	—	390,651
Restricted short-term investments	—	556	—	51	—	607
Inventories, net	—	81,339	11,576	—	—	92,915
Accounts receivable, net	—	29,348	—	1,005	(2,213)	28,140
Prepaid expenses	—	8,107	23,865	1,137	—	33,109
Deferred charges	—	26,509	—	—	—	26,509
Deferred tax asset	—	815	—	—	—	815
Current receivable from subsidiaries	—	4,734	—	—	(4,734)	—
Other current assets	97	9,478	15,354	120	(766)	24,283

Total current assets	61,176	605,473	51,052	48,539	(7,713)	758,527
Property and equipment, net	—	14,077	1,158,442	83,643	—	1,256,162
Long-term investments	—	1,865	—	—	—	1,865
Investment in subsidiaries	320,783	939,009	—	—	(1,259,792)	—
FCC licenses	1,391,410	—	387,876	293,599	—	2,072,885
Microwave relocation costs	—	—	9,187	—	—	9,187
Long-term receivable from subsidiaries	—	456,070	—	—	(456,070)	—
Other assets	399	51,477	4,078	5,810	(7,268)	54,496

Total assets	$1,773,768	$2,067,971	$1,610,635	$431,591	$(1,730,843)	$4,153,122

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$401	$138,953	$161,663	$29,614	$(4,950)	$325,681
Current maturities of long-term debt	—	16,000	—	4,734	(4,734)	16,000
Deferred revenue	—	19,030	71,471	—	—	90,501
Advances to subsidiaries	865,612	(1,207,821)	341,950	—	259	—
Other current liabilities	—	31	3,416	757	(757)	3,447

Total current liabilities	866,013	(1,033,807)	578,500	35,105	(10,182)	435,629
Long-term debt	—	2,580,000	—	4,540	(4,540)	2,580,000
Long-term note to parent	—	—	—	456,070	(456,070)	—
Deferred tax liabilities	7	177,190	—	—	—	177,197
Deferred rents	—	—	21,784	419	—	22,203
Redeemable minority interest	—	4,029	—	—	—	4,029
Other long-term liabilities	—	19,517	6,285	514	—	26,316

Total liabilities	866,020	1,746,929	606,569	496,648	(470,792)	3,245,374
COMMITMENTS AND CONTINGENCIES (See Note 10)
SERIES D PREFERRED STOCK	443,368	—	—	—	—	443,368
SERIES E PREFERRED STOCK	51,135	—	—	—	—	51,135
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	16	—	—	—	—	16
Additional paid-in capital	166,315	—	—	20,000	(20,000)	166,315
Retained earnings (deficit)	245,690	319,863	1,004,066	(85,057)	(1,238,872)	245,690
Accumulated other comprehensive income	1,224	1,179	—	—	(1,179)	1,224

Total stockholders’ equity	413,245	321,042	1,004,066	(65,057)	(1,260,051)	413,245

Total liabilities and stockholders’ equity	$1,773,768	$2,067,971	$1,610,635	$431,591	$(1,730,843)	$4,153,122

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Consolidated Balance Sheet
As of December 31, 2005

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$10,624	$95,772	$219	$6,094	$—	$112,709
Short-term investments	24,223	366,199	—	—	—	390,422
Inventories, net	—	34,045	5,386	—	—	39,431
Accounts receivable, net	—	16,852	—	—	(824)	16,028
Prepaid expenses	—	—	21,412	18	—	21,430
Deferred charges	—	13,270	—	—	—	13,270
Deferred tax asset	—	2,122	—	—	—	2,122
Other current assets	208	2,364	14,118	—	—	16,690

Total current assets	35,055	530,624	41,135	6,112	(824)	612,102
Property and equipment, net	—	—	829,457	2,033	—	831,490
Restricted cash and investments	—	2,917	3	—	—	2,920
Long-term investments	—	16,385	—	—	(11,333)	5,052
Investment in subsidiaries	243,671	710,963	—	—	(954,634)	—
FCC licenses	—	—	387,700	293,599	—	681,299
Microwave relocation costs	—	—	9,187	—	—	9,187
Long-term receivable from subsidiaries	—	320,630	—	—	(320,630)	—
Other assets	—	15,360	1,571	—	—	16,931

Total assets	$278,726	$1,596,879	$1,269,053	$301,744	$(1,287,421)	$2,158,981

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$321	$58,104	$125,362	$2,590	$(12,157)	$174,220
Current maturities of long-term debt	—	—	2,690	—	—	2,690
Deferred revenue	—	9,158	47,402	—	—	56,560
Advances to subsidiaries	(559,186)	218,278	340,908	—	—	—
Other current liabilities	—	—	2,147	—	—	2,147

Total current liabilities	(558,865)	285,540	518,509	2,590	(12,157)	235,617
Long-term debt, net	—	902,864	—	—	—	902,864
Long-term note to parent	—	—	—	320,630	(320,630)	—
Deferred tax liabilities	—	146,053	—	—	—	146,053
Deferred rents	—	—	14,739	—	—	14,739
Redeemable minority interest	—	1,259	—	—	—	1,259
Other long-term liabilities	—	17,233	3,625	—	—	20,858

Total liabilities	(558,865)	1,352,949	536,873	323,220	(332,787)	1,321,390
COMMITMENTS AND CONTINGENCIES (See Note 10)
SERIES D PREFERRED STOCK	421,889	—	—	—	—	421,889
SERIES E PREFERRED STOCK	47,796	—	—	—	—	47,796
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	15	—	—	—	—	15
Additional paid-in capital	149,584	—	—	20,000	(20,000)	149,584
Subscriptions receivable	—	—	—	(13,333)	13,333	—
Deferred compensation	(178)	(178)	(178)	—	356	(178)
Retained earnings (deficit)	216,702	242,357	732,358	(28,143)	(946,572)	216,702
Accumulated other comprehensive income	1,783	1,751	—	—	(1,751)	1,783

Total stockholders’ equity	367,906	243,930	732,180	(21,476)	(954,634)	367,906

Total liabilities and stockholders’ equity	$278,726	$1,596,879	$1,269,053	$301,744	$(1,287,421)	$2,158,981

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Consolidated Statement of Income
Year Ended December 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
REVENUES:
Service revenues	$—	$695	$1,290,945	$1,005	$(1,698)	$1,290,947
Equipment revenues	—	11,900	244,016	—	—	255,916

Total revenues	—	12,595	1,534,961	1,005	(1,698)	1,546,863
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	434,987	11,992	(1,698)	445,281
Cost of equipment	—	11,538	465,339	—	—	476,877
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	362	227,723	15,533	—	243,618
Depreciation and amortization	—	—	134,708	320	—	135,028
Loss on disposal of assets	—	—	8,806	—	—	8,806

Total operating expenses	—	11,900	1,271,563	27,845	(1,698)	1,309,610

Income from operations	—	695	263,398	(26,480)	—	237,253
OTHER EXPENSE (INCOME):
Interest expense	17,161	115,575	(7,370)	30,956	(40,337)	115,985
Earnings from consolidated subsidiaries	(77,506)	(214,795)	—	—	292,301	—
Accretion of put option in majority-owned subsidiary	—	770	—	—	—	770
Interest and other income	(2,807)	(57,493)	(699)	(882)	40,338	(21,543)
Loss on extinguishment of debt	9,345	42,415	(242)	—	—	51,518

Total other expense	(53,807)	(113,528)	(8,311)	30,074	292,302	146,730
Income before provision for income taxes	53,807	114,223	271,709	(56,914)	(292,302)	90,523
Provision for income taxes	—	(36,717)	—	—	—	(36,717)

Net income (loss)	$53,807	$77,506	$271,709	$(56,914)	$(292,302)	$53,806

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Consolidated Statement of Income
Year Ended December 31, 2005

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
REVENUES:
Service revenues	$—	$—	$872,100	$—	$—	$872,100
Equipment revenues	—	13,960	152,368	—	—	166,328

Total revenues	—	13,960	1,024,468	—	—	1,038,428
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	283,175	37	—	283,212
Cost of equipment	—	12,837	288,034	—	—	300,871
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	274	2,893	158,287	1,022	—	162,476
Depreciation and amortization	—	120	87,775	—	—	87,895
Gain on disposal of assets	—	—	(218,203)	—	—	(218,203)

Total operating expenses	274	15,850	599,068	1,059	—	616,251

Income from operations	(274)	(1,890)	425,400	(1,059)	—	422,177
OTHER EXPENSE (INCOME):
Interest expense	—	58,482	(444)	26,997	(27,002)	58,033
Earnings from consolidated subsidiaries	(198,335)	(396,060)	—	—	594,395	—
Accretion of put option in majority-owned subsidiary	—	252	—	—	—	252
Interest and other income	(615)	(34,913)	(1)	(131)	27,002	(8,658)
Loss on extinguishment of debt	—	44,589	1,859	—	—	46,448

Total other expense	(198,950)	(327,650)	1,414	26,866	594,395	96,075
Income before provision for income taxes	198,676	325,760	423,986	(27,925)	(594,395)	326,102
Provision for income taxes	—	(127,425)	—	—	—	(127,425)

Net income (loss)	$198,676	$198,335	$423,986	$(27,925)	$(594,395)	$198,677

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Consolidated Statement of Income
Year Ended December 31, 2004

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
REVENUES:
Service revenues	$—	$—	$616,401	$—	$—	$616,401
Equipment revenues	—	11,720	120,129	—	—	131,849

Total revenues	—	11,720	736,530	—	—	748,250
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	200,806	—	—	200,806
Cost of equipment	—	10,944	211,822	—	—	222,766
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	2,631	38,956	89,761	162	—	131,510
Depreciation and amortization	—	915	61,286	—	—	62,201
Loss on disposal of assets	—	24	3,185	—	—	3,209

Total operating expenses	2,631	50,839	566,860	162	—	620,492

Income from operations	(2,631)	(39,119)	169,670	(162)	—	127,758
OTHER EXPENSE (INCOME):
Interest expense	—	16,723	2,307	56	(56)	19,030
Earnings from consolidated subsidiaries	(66,600)	(167,843)	—	—	234,443	—
Accretion of put option in majority-owned subsidiary	—	8	—	—	—	8
Interest and other income	—	(2,528)	—	—	56	(2,472)
Gain on extinguishment of debt	—	—	(698)	—	—	(698)

Total other expense	(66,600)	(153,640)	1,609	56	234,443	15,868
Income before provision for income taxes	63,969	114,521	168,061	(218)	(234,443)	111,890
Provision for income taxes	921	(47,921)	—	—	—	(47,000)

Net income (loss)	$64,890	$66,600	$168,061	$(218)	$(234,443)	$64,890

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Consolidated Statement of Cash Flows
Year Ended December 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,807	$77,504	$271,709	$(56,914)	$(292,300)	$53,806
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	134,708	320	—	135,028
Provision for uncollectible accounts receivable	—	31	—	—	—	31
Deferred rent expense	—	—	7,045	419	—	7,464
Cost of abandoned cell sites	—	—	1,421	2,362	—	3,783
Non-cash interest expense	4,810	1,681	473	40,129	(40,129)	6,964
Loss on disposal of assets	—	—	8,806	—	—	8,806
Loss (gain) on extinguishment of debt	9,345	42,415	(242)	—	—	51,518
Gain on sale of investments	(815)	(1,570)	—	—	—	(2,385)
Accretion of asset retirement obligation	—	—	706	63	—	769
Accretion of put option in majority-owned subsidiary	—	770	—	—	—	770
Deferred income taxes	(613)	32,954	—	—	—	32,341
Stock-based compensation expense	—	—	14,472	—	—	14,472
Changes in assets and liabilities	1,334,686	(1,758,916)	29,988	13,162	432,474	51,394

Net cash provided by (used in) operating activities	1,401,220	(1,605,131)	469,086	(459)	100,045	364,761
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(19,326)	(472,020)	(59,403)	—	(550,749)
Change in prepaid purchases of property and equipment	—	(7,826)	2,564	—	—	(5,262)
Proceeds from sale of property and equipment	—	—	3,021	—	—	3,021
Purchase of investments	(326,517)	(943,402)	—	—	—	(1,269,919)
Proceeds from sale of investments	333,159	939,265	—	—	—	1,272,424
Change in restricted cash and investments	—	2,448	9	(51)	—	2,406
Purchases of and deposits for FCC licenses	(1,391,410)	—	(176)	—	—	(1,391,586)

Net cash used in investing activities	(1,384,768)	(28,841)	(466,602)	(59,454)	—	(1,939,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	11,368	—	—	—	11,368
Proceeds from bridge credit agreements	1,500,000	—	—	—	—	1,500,000
Proceeds from Senior Secured Credit Facility	—	1,600,000	—	—	—	1,600,000
Proceeds from 9 1/4% Senior Notes	—	1,000,000	—	—	—	1,000,000
Proceeds from minority interest in subsidiary	—	2,000	—	—	—	2,000
Proceeds from long-term note to parent	—	—	—	100,045	(100,045)	—
Debt issuance costs	(14,106)	(44,683)	—	—	—	(58,789)
Repayment of debt	(1,500,000)	(935,539)	(2,446)	—	—	(2,437,985)
Proceeds from termination of cash flow hedging derivative	—	4,355	—	—	—	4,355
Proceeds from exercise of stock options and warrants	2,744	—	—	—	—	2,744

Net cash (used in) provided by financing activities	(11,362)	1,637,501	(2,446)	100,045	(100,045)	1,623,693

INCREASE IN CASH AND CASH EQUIVALENTS	5,090	3,529	38	40,132	—	48,789
CASH AND CASH EQUIVALENTS, beginning of period	10,624	95,772	219	6,094	—	112,709

CASH AND CASH EQUIVALENTS, end of period	$15,714	$99,301	$257	$46,226	$—	$161,498

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Consolidated Statement of Cash Flows
Year Ended December 31, 2005

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$198,928	$198,587	$423,986	$(27,925)	$(594,899)	$198,677
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	120	87,775	—	—	87,895
Provision for uncollectible accounts receivable	—	129	—	—	—	129
Deferred rent expense	—	(72)	4,479	—	—	4,407
Cost of abandoned cell sites	—	—	725	—	—	725
Non-cash interest expense	—	3,695	590	26,997	(26,997)	4,285
Gain on disposal of assets	—	—	(218,203)	—	—	(218,203)
Loss on extinguishment of debt	—	44,589	1,859	—	—	46,448
Gain on sale of investments	(154)	(36)	—	—	—	(190)
Accretion of asset retirement obligation	—	1	422	—	—	423
Accretion of put option in majority-owned subsidiary	—	—	—	—	252	252
Deferred income taxes	52,882	72,173	—	—	—	125,055
Stock-based compensation expense	—	—	2,596	—	—	2,596
Changes in assets and liabilities	(272,868)	(608,004)	13,857	862	896,870	30,717

Net cash (used in) provided by operating activities	(21,212)	(288,818)	318,086	(66)	275,226	283,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(266,033)	(466)	—	(266,499)
Change in prepaid purchases of property and equipment	—	—	(11,800)	—	—	(11,800)
Proceeds from sale of property and equipment	—	—	146	—	—	146
Purchase of investments	(54,262)	(685,220)	—	—	—	(739,482)
Proceeds from sale of investments	30,225	356,219	—	—	—	386,444
Change in restricted cash and investments	—	(121)	14	—	—	(107)
Purchases of FCC licenses	—	—	(235,330)	(268,600)	—	(503,930)
Proceeds from sale of FCC licenses	—	—	230,000	—	—	230,000

Net cash used in investing activities	(24,037)	(329,122)	(283,003)	(269,066)	—	(905,228)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(565)	—	—	—	(565)
Payment upon execution of cash flow hedging derivative	—	(1,899)	—	—	—	(1,899)
Proceeds from Credit Agreements	—	902,875	—	—	—	902,875
Proceeds from Bridge Credit Agreements	—	540,000	—	—	—	540,000
Proceeds from long-term note to parent	—	—	—	275,226	(275,226)	—
Debt issuance costs	—	(29,480)	—	—	—	(29,480)
Repayment of debt	—	(719,671)	(34,991)	—	—	(754,662)
Proceeds from repayment of subscriptions receivable	—	103	—	—	—	103
Proceeds from issuance of preferred stock, net of issuance costs	46,662	—	—	—	—	46,662
Proceeds from exercise of stock options and warrants	9,210	—	—	—	—	9,210

Net cash provided by (used in) financing activities	55,872	691,363	(34,991)	275,226	(275,226)	712,244

INCREASE IN CASH AND CASH EQUIVALENTS	10,623	73,423	92	6,094	—	90,232
CASH AND CASH EQUIVALENTS, beginning of period	1	22,349	127	—	—	22,477

CASH AND CASH EQUIVALENTS, end of period	$10,624	$95,772	$219	$6,094	$—	$112,709

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Consolidated Statement of Cash Flows
Year Ended December 31, 2004

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,294	$66,609	$168,061	$(218)	$(223,856)	$64,890
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	915	61,286	—	—	62,201
Provision for uncollectible accounts receivable	—	125	—	—	—	125
Deferred rent expense	—	15	3,451	—	—	3,466
Cost of abandoned cell sites	—	—	1,021	—	—	1,021
Non-cash interest expense	—	470	2,419	56	(56)	2,889
Loss (gain) on disposal of assets	—	24	3,185	—	—	3,209
(Gain) loss on extinguishment of debt	—	—	(698)	—	—	(698)
(Gain) loss on sale of investments	—	576	—	—	—	576
Accretion of asset retirement obligation	—	(1)	254	—	—	253
Accretion of put option in majority-owned subsidiary	—	—	—	—	8	8
Deferred income taxes	(921)	45,362	—	—	—	44,441
Stock-based compensation expense	—	10,429	—	—	—	10,429
Changes in assets and liabilities	(53,837)	(314,588)	77,929	143	247,922	(42,431)

Net cash (used in) provided by operating activities	(464)	(190,064)	316,908	(19)	24,018	150,379
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,558)	(249,272)	—	—	(250,830)
Purchase of investments	—	(158,672)	—	—	—	(158,672)
Proceeds from sale of investments	—	307,220	—	—	—	307,220
Change in restricted cash and investments	—	(1,511)	—	—	—	(1,511)
Purchases of FCC licenses	—	(8,700)	(53,325)	—	—	(62,025)
Deposit to FCC for licenses	—	—	—	(25,000)	—	(25,000)
Microwave relocation costs	—	—	(63)	—	—	(63)

Net cash provided by (used in) investing activities	—	136,779	(302,660)	(25,000)	—	(190,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	5,778	—	—	—	5,778
Proceeds from short-term notes payable	—	1,703	—	—	—	1,703
Proceeds from long-term note to parent	—	—	—	18,352	(18,352)	—
Proceeds from capital contributions	—	—	—	6,667	(6,667)	—
Debt issuance costs	—	(164)	—	—	—	(164)
Repayment of debt	—	—	(14,215)	—	—	(14,215)
Proceeds from minority interest in majority-owned subsidiary	—	—	—	—	1,000	1,000
Proceeds from issuance of preferred stock, net of issuance costs	5	—	—	—	—	5
Proceeds from exercise of stock options and warrants	460	—	—	—	—	460

Net cash provided by (used in) financing activities	465	7,317	(14,215)	25,019	(24,019)	(5,433)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(45,968)	33	—	(1)	(45,935)
CASH AND CASH EQUIVALENTS, beginning of period	—	68,318	94	—	—	68,412

CASH AND CASH EQUIVALENTS, end of period	$1	$22,350	$127	$—	$(1)	$22,477

20. Related-Party Transactions:
     One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 17% interest in a company that provides services to the Company’s customers, including handset insurance programs and roadside assistance services. Pursuant to the Company’s agreement with this related party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related party. During the years ended December 31, 2006, 2005 and 2004, the Company received a fee of approximately $2.7 million, $2.2 million and $1.4 million, respectively, as compensation for providing this billing and collection service. In addition, the Company also sells handsets to this related party. For the years ended December 31, 2006, 2005 and 2004, the Company sold approximately $12.7 million, $13.2 million and $12.5 million in handsets, respectively, to the related party. As of December 31, 2006 and 2005, the Company owed approximately $3.0 million and $2.1 million, respectively, to this related party for fees collected from its customers that are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. As of December 31, 2005, receivables from this related party in the amount of approximately $0.7 million are included in accounts receivable. As of December 31, 2006, receivables from this related party in the amount of approximately $0.8 million and $0.1 million are included in accounts receivable and other current assets, respectively.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
     The Company paid approximately $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, to a law firm for professional services, a partner of which was a director of the Company during 2004, 2005 and 2006.
     The Company paid approximately $0.1 million, $1.3 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, to a law firm for professional services, a partner of which is related to a Company officer.
21. Supplemental Cash Flow Information:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Cash paid for interest	$86,380	$41,360	$19,180
Cash paid for income taxes	3,375	—	—
   Non-cash investing and financing activities:
     The Company accrued dividends of $21.0 million, $21.0 million and $21.0 million related to the Series D Preferred Stock for the years ended December 31, 2006, 2005 and 2004, respectively.
     The Company accrued dividends of $3.0 million and $1.0 million related to the Series E Preferred Stock for the years ended December 31, 2006 and 2005.
     Net changes in the Company’s accrued purchases of property, plant and equipment were $28.5 million, $25.3 million and $33.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Of the $33.4 million net change for the year ended December 31, 2004, $8.5 million was included in other long-term liabilities.
     The Company accrued $0.5 million of microwave relocation costs for the year ended December 31, 2004.
     See Note 2 for the non-cash increase in the Company’s asset retirement obligations.
22. Fair Value of Financial Instruments:
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
     The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Microwave relocation obligations	$—	$—	$2,690	$2,690
Credit Agreements	—	—	900,000	861,380
Senior Secured Credit Facility	1,596,000	1,597,219	—	—
9 1/4% Senior Notes	1,000,000	1,032,500	—	—
Cash flow hedging derivatives	1,865	1,865	5,052	5,052
Short-term investments	390,651	390,651	390,422	390,422
23. Quarterly Financial Data (Unaudited):
     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations for the interim periods. Summarized data for each interim period for the years ended December 31, 2006 and 2005 is as follows (in

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Total revenues	$235,956	$250,689	$263,555	$288,229
Income from operations(1)	45,841	284,303	47,778	44,256
Net income(1)	22,800	136,482	20,556	18,841
Net income per common share — basic	$0.07	$0.54	$0.06	$0.05
Net income per common share — diluted	$0.06	$0.46	$0.05	$0.04

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Total revenues	$329,461	$368,194	$396,116	$453,092
Income from operations	46,999	54,099	69,394	66,761
Net income (loss)(2)	18,369	22,989	29,266	(16,818)
Net income (loss) per common share — basic	$0.04	$0.06	$0.08	$(0.15)
Net income (loss) per common share — diluted	$0.04	$0.06	$0.08	$(0.15)

(1)	During the three months ended June 30, 2005, the Company recorded on a gain on the sale of PCS spectrum in the amount of $228.2 million.

(2)	During the three months ended December 31, 2006, the Company repaid all of its outstanding obligations under the Credit Agreements, the Secured Bridge Credit Facility and the Unsecured Bridge Credit Facility resulting in a loss on extinguishment of debt in the amount of approximately $51.8 million.
24. Subsequent Events:
     On March 14, 2007, the Company’s Board of Directors approved a 3 for 1 stock split of the Company’s common stock effected by means of a stock dividend of two shares of common stock for each share of common stock issued and outstanding on that date. All share, per share and conversion amounts relating to common stock and stock options included in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.
  Stockholder Rights Plan (Unaudited)
     In connection with the proposed initial public offering, on March 27, 2007 the Company has adopted a Stockholder Rights Plan. Under the Stockholder Rights Plan, each share of the Company’s common stock includes one right to purchase one one-thousandth of a share of series A junior participating preferred stock. The rights will separate from the common stock and become exercisable (1) ten calendar days after public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% of the Company’s outstanding common stock or (2) ten business days following the start of a tender offer or exchange offer that would result in a person’s acquiring beneficial ownership of 15% of the Company’s outstanding common stock. A 15% beneficial owner is referred to as an “acquiring person” under the Stockholder Rights Plan.

EXHIBIT INDEX

Exhibit No.	Description
2.1(a)	Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (“MetroPCS”) (incorporated by reference to Exhibit 2.1(a) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on January 4, 2007 (SEC File No. 333-139793)).

2.1(b)	Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (“MetroPCS”) (incorporated by reference to Exhibit 2.1(b) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on January 4, 2007 (SEC File No. 333-139793)).

3.4	Second Amended and Restated Certificate of Incorporation of MetroPCS Communications (incorporated by reference to Exhibit 3.1 to MetroPCS Communications’ Registration Statement on Form 10 as filed with the SEC on January 4, 2007 (SEC File No. 0-50869).

3.5	Second Amended and Restated Bylaws of MetroPCS Communications (incorporated by reference to Exhibit 3.2 to MetroPCS Communications’ Registration Statement on Form 10 as filed with the SEC on January 4, 2007 (SEC File No. 0-50869).

4.1(a)	Second Amended and Restated Stockholders’ Agreement, dated as of August 30, 2005, by and among MetroPCS Communications and its stockholders (incorporated by reference to Exhibit 4.2 to MetroPCS Communications’ Registration Statement on Form 10 as filed with the SEC on January 4, 2007 (SEC File No. 0-50869).

4.1(b)	First Amendment to the Second Amended and Restated Stockholders’ Agreement, dated as of March 22, 2007, by and among MetroPCS Communications and its stockholders (incorporated by reference to Exhibit 10.1 to MetroPCS Communications’ Current Report on Form 8-K as filed with the SEC on March 27, 2007).

4.2	Rights Agreement, dated March 29, 2007, by and between MetroPCS Communications and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to MetroPCS Communications’ Current Report on Form 8-K as filed with the SEC on March 30, 2007.

10.1(a)	MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan. (incorporated by reference to Exhibit 10.1(a) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on January 4, 2007 (SEC File No. 333-139793)).

10.1(b)	Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (incorporated by reference to Exhibit 10.1(d) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on January 4, 2007 (SEC File No. 333-139793)).

10.1(c)	First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (incorporated by reference to Exhibit 10.1(e) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on January 4, 2007 (SEC File No. 333-139793)).

10.1(d)	Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (incorporated by reference to Exhibit 10.1(f) to MetroPCS Communications’ Registration Statement on Form S-1 as filed with the SEC on January 4, 2007 (SEC File No. 333-139793)).

10.2(a)	General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies (incorporated by reference to Exhibit 10.5(a) to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.2(b)	Amendment No. 1 to the General Purchase Agreement, effective September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (incorporated by reference to Exhibit 10.5(b) to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

Exhibit No.	Description
10.3(c)	Amendment No. 2 to the General Purchase Agreement, effective November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (incorporated by reference to Exhibit 10.5(c) to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.4	Amended and Restated Services Agreement, executed on December 15, 2005 as of November 24, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC including all amendments thereto (incorporated by reference to Exhibit 10.6 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.5	Second Amended and Restated Credit Agreement, executed on December 15, 2005 as of December 22, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto. (incorporated by reference to Exhibit 10.7 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.6	Amended and Restated Pledge Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto. (incorporated by reference to Exhibit 10.8 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.7	Amended and Restated Security Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto. (incorporated by reference to Exhibit 10.9 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.8	Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, executed on December 15, 2005 as of November 24, 2004 by and between C9 Wireless, LLC, GWI PCS1, Inc., and MetroPCS Wireless, Inc., including all amendments thereto. (incorporated by reference to Exhibit 10.10 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.9	Master Equipment and Facilities Lease Agreement, executed as of May 17, 2006, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto. (incorporated by reference to Exhibit 10.11 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.10	Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner. (incorporated by reference to Exhibit 10.12 to MetroPCS Communications’ Amendment No. 2 to Registration Statement on Form S-1/A as filed with the SEC on February 27, 2007 (SEC File No. 333-139793)).

10.11	Purchase Agreement dated October 26, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC. (incorporated by reference to Exhibit 10.13 to MetroPCS Communications’ Amendment No. 1 to Registration Statement on Form S-1/A as filed with the SEC on February 13, 2007 (SEC File No. 333-139793)).

10.12	Registration Rights Agreement, dated November 3, 2006, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.14 to MetroPCS Communications’ Amendment No. 1 to Registration Statement on Form S-1/A as filed with the SEC on February 13, 2007 (SEC File No. 333-139793)).

Exhibit No.	Description
10.13	Indenture, dated as of November 3, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.15 to MetroPCS Communications’ Amendment No. 1 to Registration Statement on Form S-1/A as filed with the SEC on February 13, 2007 (SEC File No. 333-139793)).

10.14	Supplemental Indenture, dated as of February 6, 2007, among the Guaranteeing Subsidiaries as defined therein, the other Guarantors as defined in the Indenture referred to therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein (incorporated by reference to Exhibit 10.16 to MetroPCS Communications’ Amendment No. 1 to Registration Statement on Form S-1/A as filed with the SEC on February 13, 2007 (SEC File No. 333-139793)).

21.1*	Subsidiaries of Registrant.

24.1*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K.

31.1*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS Communications, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Braxton Carter, Senior Vice President and Chief Financial Officer of MetroPCS Communications, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS Communications, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Braxton Carter, Senior Vice President and Chief Financial Officer of MetroPCS Communications, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.