Form 10-Q
period 2006-06-30
METROPCS COMMUNICATIONS INC
filed 2007-04-09
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number
000-50869
METROPCS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0836269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8144 Walnut Hill Lane, Suite 800
Dallas, Texas	75231-4388
(Address of principal executive offices)	(Zip Code)
(214) 265-2550
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑  No ☐
     On March 31, 2007, there were 157,135,815 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q

*	No reportable information under this item.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	June 30,	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$136,591	$112,709
Short-term investments	283,948	390,422
Inventories, net	29,108	39,431
Accounts receivable (net of allowance for uncollectible accounts of $1,888 and $2,383 at June 30, 2006 and December 31, 2005, respectively)	19,721	16,028
Prepaid expenses	25,252	21,430
Deferred charges	21,900	13,270
Deferred tax asset	2,122	2,122
Other current assets	16,278	16,690

Total current assets	534,920	612,102
Property and equipment, net	1,091,412	831,490
Restricted cash and investments	6,044	2,920
Long-term investments	7,102	5,052
FCC licenses	681,299	681,299
Microwave relocation costs	9,187	9,187
Other assets	16,328	16,931

Total assets	$2,346,292	$2,158,981

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$266,134	$174,220
Current maturities of long-term debt	435	2,690
Deferred revenue	73,060	56,560
Other current liabilities	2,608	2,147

Total current liabilities	342,237	235,617
Long-term debt, net	902,687	902,864
Deferred tax liabilities	172,559	146,053
Deferred rents	18,115	14,739
Redeemable minority interest	3,620	1,259
Other long-term liabilities	23,025	20,858

Total liabilities	1,462,243	1,321,390
COMMITMENTS AND CONTINGENCIES (See Note 10)
SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 4,000,000 shares designated, 3,500,993 shares issued and outstanding at June 30, 2006 and December 31, 2005; Liquidation preference of $436,799 and $426,382 at June 30, 2006 and December 31, 2005, respectively	432,542	421,889
SERIES E CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 500,000 shares designated, 500,000 shares issued and outstanding at June 30, 2006 and December 31, 2005; Liquidation preference of $52,507 and $51,019 at June 30, 2006 and December 31, 2005, respectively	49,453	47,796
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 25,000,000 shares authorized, 4,000,000 of which have been designated as Series D Preferred Stock and 500,000 of which have been designated as Series E Preferred Stock; no shares of preferred stock other than Series D & E Preferred Stock (presented above) issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common Stock, par value $0.0001 per share, 300,000,000 shares authorized, 156,065,994 and 155,327,094 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	15	15
Additional paid-in capital	154,307	149,584
Deferred compensation	—	(178)
Retained earnings	245,750	216,702
Accumulated other comprehensive income	1,982	1,783

Total stockholders’ equity	402,054	367,906

Total liabilities and stockholders’ equity	$2,346,292	$2,158,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUES:
Service revenues	$307,843	$212,697	$583,260	$409,595
Equipment revenues	60,351	37,992	114,395	77,050

Total revenues	368,194	250,689	697,655	486,645

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $29,433, $19,079, $54,289 and $37,010, shown separately below)	107,497	65,944	199,987	129,678
Cost of equipment	112,005	65,287	212,916	133,389
Selling, general and administrative expenses (excluding depreciation and amortization expense of $2,883, $1,635, $5,287 and $2,974, shown separately below)	60,264	39,342	111,701	77,191
Depreciation and amortization	32,316	20,714	59,576	39,984
Loss (gain) on disposal of assets	2,013	(224,901)	12,377	(223,741)

Total operating expenses	314,095	(33,614)	596,557	156,501

Income from operations	54,099	284,303	101,098	330,144

OTHER EXPENSE (INCOME):
Interest expense	21,713	15,761	42,597	23,797
Accretion of put option in majority-owned subsidiary	203	62	360	125
Interest and other income	(6,147)	(1,215)	(10,719)	(1,772)
(Gain) loss on extinguishment of debt	(27)	45,581	(244)	46,448

Total other expense	15,742	60,189	31,994	68,598

Income before provision for income taxes	38,357	224,114	69,104	261,546

Provision for income taxes	(15,368)	(87,632)	(27,745)	(102,265)

Net income	22,989	136,482	41,359	159,281

Accrued dividends on Series D Preferred Stock	(5,237)	(5,237)	(10,417)	(10,417)
Accrued dividends on Series E Preferred Stock	(748)	—	(1,488)	—
Accretion on Series D Preferred Stock	(118)	(118)	(236)	(236)
Accretion on Series E Preferred Stock	(85)	—	(170)	—

Net income applicable to Common Stock	$16,801	$131,127	$29,048	$148,628

Net income	$22,989	$136,482	$41,359	$159,281
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(744)	135	(516)	40
Unrealized (loss) gain on cash flow hedging derivative, net of tax	619	—	1,230	—
Reclassification adjustment for gains included in net income, net of tax	(20)	—	(515)	—

Comprehensive income	$22,844	$136,617	$41,558	$159,321

Net income per common share: (See Note 9)
Basic	$0.06	$0.54	$0.11	$0.61

Diluted	$0.06	$0.46	$0.10	$0.53

Weighted average shares:
Basic	155,829,673	130,339,496	155,503,804	130,333,712

Diluted	159,350,145	151,957,701	159,318,289	151,927,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the six months ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,359	$159,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,576	39,984
Provision for uncollectible accounts receivable	111	(39)
Deferred rent expense	3,376	1,827
Cost of abandoned cell sites	638	107
Non-cash interest expense	776	3,627
Loss (gain) on disposal of assets	12,377	(223,741)
(Gain) loss on extinguishment of debt	(244)	46,448
(Gain) loss on sale of investments	(1,268)	49
Accretion of asset retirement obligation	298	53
Accretion of put option in majority-owned subsidiary	360	125
Deferred income taxes	26,496	101,011
Stock-based compensation expense	3,969	2,965
Changes in assets and liabilities:
Inventories	10,295	14,958
Accounts receivable	(3,804)	(1,305)
Prepaid expenses	(3,074)	(1,585)
Deferred charges	(8,631)	(1,906)
Other assets	258	(2,363)
Accounts payable and accrued expenses	38,066	5,586
Deferred revenue	16,504	5,756
Other liabilities	1,630	1,183

Net cash provided by operating activities	199,068	152,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(307,296)	(99,860)
Change in prepaid purchases of property and equipment	(708)	—
Proceeds from sale of property and equipment	25	123
Purchase of investments	(537,806)	(333,281)
Proceeds from sale of investments	645,834	68,350
Change in restricted cash and investments	(3,174)	(220)
Purchases of FCC licenses	—	(230,765)
Deposit to FCC for licenses	—	(268,599)
Proceeds from sale of FCC licenses	—	230,000

Net cash used in investing activities	(203,125)	(634,252)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	27,717	8,034
Proceeds from Bridge Credit Agreement	—	540,000
Payment upon execution of cash flow hedging derivative	—	(1,899)
Proceeds from Credit Agreements	—	750,000
Debt issuance costs	(104)	(28,680)
Repayment of debt	(2,011)	(753,079)
Proceeds from minority interest in majority-owned subsidiary	2,000	—
Proceeds from exercise of stock options and warrants	337	68

Net cash provided by financing activities	27,939	514,444

INCREASE IN CASH AND CASH EQUIVALENTS	23,882	32,213
CASH AND CASH EQUIVALENTS, beginning of period	112,709	22,477

CASH AND CASH EQUIVALENTS, end of period	$136,591	$54,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because Royal Street is a variable interest entity and the Company will absorb all of Royal Street’s expected losses. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements. The redeemable minority interest in Royal Street is included in long-term liabilities. The condensed consolidated interim balance sheets as of June 30, 2006 and December 31, 2005, the condensed consolidated interim statements of income and comprehensive income and cash flows for the periods ended June 30, 2006 and 2005, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
     The unaudited condensed consolidated interim financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     On March 14, 2007, the Company’s board of directors approved a 3 for 1 stock split by means of a stock dividend of two shares of common stock for each share of common stock issued and outstanding at the close of business on March 14, 2007. Unless otherwise indicated, all share numbers and per share prices included in the accompanying unaudited condensed consolidated interim financial statements give effect to the stock split.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), the Company has recognized stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted to employees. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations (“APB No. 25”). The Company adopted SFAS No. 123(R) on January 1, 2006. Stock-based compensation expense recognized under SFAS No. 123(R) was $2.2 million and $4.0 million for the three and six months ended June 30, 2006, respectively.
2. Share-Based Payments:
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
     MetroPCS has two stock option plans (the “Option Plans”) under which it grants options to purchase common stock of MetroPCS: the Second Amended and Restated 1995 Stock Option Plan, as amended (“1995 Plan”), and the Amended and

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Restated 2004 Equity Incentive Compensation Plan, as amended (“2004 Plan”). The 1995 Plan was terminated in November 2005 and no further awards can be made under the 1995 Plan, but all options granted before November 2005 will remain valid in accordance with their original terms. As of June 30, 2006, the maximum number of shares reserved for the 2004 Plan was 14,100,000 shares. In December 2006, the 2004 Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 14,100,000 to a total of 18,600,000 shares. In February 2007, the 2004 Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 18,600,000 to a total of 40,500,000 shares. Vesting periods and terms for stock option grants are determined by the plan administrator, which is MetroPCS’ Board of Directors for the 1995 Plan and the Compensation Committee of the Board of Directors of MetroPCS for the 2004 Plan. No option granted under the 1995 Plan have a term in excess of fifteen years and no option granted under the 2004 Plan shall have a term in excess of ten years. Options granted during the three and six months ended June 30, 2006 and 2005 have a vesting period of three to four years.
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
     The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the options grants in the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected dividends	0.00%	—	0.00%	0.00%
Expected volatility	45.00%	—	45.00%	50.00%
Risk-free interest rate	5.23%	—	4.77%	4.13%
Expected lives in years	5.00	—	5.00	5.00

Weighted-average fair value of options:
Granted at fair value	$3.50	$—	$3.30	$3.04
Weighted-average exercise price of options:
Granted at fair value	$7.54	$—	$7.21	$6.31
     The Black-Scholes model requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options. The Company did not grant any stock options during the three months ended June 30, 2005.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     A summary of the status of the Company’s Option Plans as of June 30, 2006 and 2005, and changes during the periods then ended, is presented in the table below:

	As of June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of period	14,502,210	$4.18	32,448,855	$0.92
Granted	3,404,514	$7.21	60,000	$6.31
Exercised	(168,105)	$2.03	(45,855)	$1.57
Forfeited	(843,570)	$3.30	(696,357)	$4.06

Outstanding, end of period	16,895,049	$4.86	31,766,643	$0.86

Options exercisable at period-end	10,924,245	$3.58	31,766,643	$0.86

Options vested at period-end	8,070,396		28,256,484

     The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (Years)	Price	Shares	Price
$0.08 — $0.33	851,991	6.43	$0.12	851,991	$0.12
$1.57 — $1.57	4,143,936	5.32	$1.57	4,037,784	$1.57
$1.80 — $6.31	3,054,999	7.41	$3.95	1,634,706	$3.66
$6.67 — $7.54	8,844,123	9.39	$7.17	1,545,915	$7.14

	16,895,049			8,070,396

     In October 2005, Madison Dearborn Capital Partners and TA Associates consummated a tender offer in which they purchased from existing stockholders shares of Series D Preferred Stock and common stock in MetroPCS. In connection with this transaction, 22,102,287 options granted under the Option Plans were exercised for 22,102,287 shares of common stock, resulting in a significant decrease in options exercisable as of June 30, 2006 compared to options exercisable as of June 30, 2005.
     During the three and six months ended June 30, 2005, 2,355 and 45,855 options granted under the Option Plans were exercised for 2,355 and 45,855 shares of common stock, respectively. The intrinsic value of these options was approximately $0 million and $0.2 million and total proceeds were approximately $0 million and $0.1 million, respectively. During the three and six months ended June 30, 2006, 1,422 and 168,105 options granted under the Option Plans were exercised for 1,422 and 168,105 shares of common stock, respectively. The intrinsic value of these options was approximately $0 million and $0.9 million and total proceeds were approximately $0 million and $0.3 million for three and six months ended June 30, 2006, respectively.
     As of June 30, 2006, options outstanding and exercisable under the Option Plans have a weighted average remaining contractual life of 7.89 and 6.99 years, respectively.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     The following table summarizes information about unvested stock option grants:

		Weighted
		Average Grant-
Stock Option Grants	Shares	Date Fair Value
Unvested balance, January 1, 2006	7,582,659	$3.00
Grants	3,404,514	$3.30
Vested shares	(1,858,455)	$2.81
Forfeitures	(304,065)	$2.98

Unvested balance, June 30, 2006	8,824,653	$3.16

     The Company determines fair value of stock option grants as the share price of the Company’s stock at grant-date. The weighted average grant-date fair value of the stock option grants for the three months ended June 30, 2006 is $3.50. The weighted average grant-date fair value of the stock option grants for the six months ended June 30, 2006 and 2005 is $3.30 and $3.04, respectively. The weighted average exercise price of the stock options granted during the three months ended June 30, 2006 is $7.54. The weighted average exercise price of the stock options granted during the six months ended June 30, 2006 and 2005 is $7.21 and $6.31, respectively.
     The Company has recorded $2.2 million and $2.1 million of non-cash stock-based compensation expense in the three months ended June 30, 2006 and 2005, respectively, and an income tax benefit of approximately $0.9 million and $0.8 million, respectively. The Company has recorded $4.0 million and $3.0 million of non-cash stock compensation expense in the six months ended June 30, 2006 and 2005, respectively, and an income tax benefit of $1.6 million and $1.2 million, respectively.
     As of June 30, 2006, there was approximately $28.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 1.55 years. Such costs were originally scheduled to be recognized as follows: $5.8 million in the remainder of 2006, $9.5 million in 2007, $8.0 million in 2008, $4.2 million in 2009 and $0.7 million in 2010.
     The total aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2006 was approximately $64.4 million and $55.5 million, respectively. The total fair value of stock options that vested during the three months ended June 30, 2006 and 2005 was $2.2 million and $1.1 million, respectively. The total fair value of stock options that vested during the six months ended June 30, 2006 and 2005 was $5.2 million and $2.5 million, respectively.
     The following table illustrates the effect on net income applicable to common stock (in thousands, except per share data) as if the Company had elected to recognize compensation costs based on the fair value at the date of grant for the Company’s common stock awards consistent with the provisions of SFAS No. 123:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income applicable to Common Stock—as reported	$131,127	$148,628
Add: Amortization of deferred compensation determined under the intrinsic method for employee stock awards, net of tax	1,260	1,779
Less: Total stock-based employee compensation expense determined under the fair value method for employee stock awards, net of tax	(604)	(1,166)

Net income applicable to Common Stock—pro forma	$131,783	$149,241

Basic net income per common share:
As reported	$0.54	$0.61

Pro forma	$0.54	$0.62

Diluted net income per common share:
As reported	$0.46	$0.53

Pro forma	$0.47	$0.53

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     During the six month period ended June 30, 2006, the following awards were granted under the Company’s Option Plans:

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
     In December 2006, the Company amended stock option agreements of a former member of MetroPCS’ Board of Directors to extend the contractual life of 405,054 vested common stock options until December 31, 2006. This amendment will result in the recognition of additional non-cash stock-based compensation expense of approximately $4.1 million in the fourth quarter of 2006.
     In December 2006, in recognition of efforts related to the Company’s pending initial public offering and to align executive ownership with the Company, the Company made a special stock option grant to its named executive officers and certain other eligible employees. The Company granted stock options to purchase an aggregate of 6,885,000 shares of the Company’s common stock to its named executive officers and certain other officers and employees. The purpose of the grant was also to provide retention of employees following the Company’s initial public offering as well as to motivate employees to return value to the Company’s shareholders through future appreciation of the Company’s common stock price. The exercise price for the option grants is $11.33, which is the fair market value of the Company’s common stock on the date of the grant as determined by the Company’s board of directors. In determining the fair market value of the common stock, consideration is given to the recommendations of our finance and planning committee and of management based on certain data, including discounted cash flow analysis, comparable company analysis, and comparable transaction analysis, as well as contemporaneous valuation. The stock options granted to the named executive officers other than the Company’s CEO and senior vice president and chief technology officer will generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The stock options granted to the Company’s CEO will vest on a three-year vesting schedule with one-third vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The stock options granted to the Company’s senior vice president and chief technology officer will vest over a two-year vesting schedule with one-half vesting on the first anniversary of the award and the remainder pro-rata on a monthly basis thereafter.
3. Property and Equipment:
     Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Construction-in-progress	$173,448	$98,078
Network infrastructure	1,134,254	905,924
Office equipment	24,508	17,059
Leasehold improvements	20,194	16,608
Furniture and fixtures	5,590	4,000
Vehicles	145	118

	1,358,139	1,041,787
Accumulated depreciation	(266,727)	(210,297)

Property and equipment, net	$1,091,412	$831,490

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
4. Accounts Payable and Accrued Expenses:
     Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Accounts payable	$44,986	$29,430
Book overdraft	37,637	9,920
Accrued accounts payable	100,323	69,611
Accrued liabilities	8,233	7,590
Payroll and employee benefits	11,692	12,808
Accrued interest	23,801	17,578
Taxes, other than income	36,089	23,211
Income taxes	3,373	4,072

Accounts payable and accrued expenses	$266,134	$174,220

5. Long-Term Debt:
     Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Microwave relocation obligations	$435	$2,690
Credit Agreements	900,000	900,000

Total long-term debt	900,435	902,690
Add: unamortized premium on debt	2,687	2,864

Total debt	903,122	905,554
Less: current maturities	(435)	(2,690)

Total long-term debt	$902,687	$902,864

     Bridge Credit Agreement
     In February 2005, MetroPCS Wireless, Inc. (“Wireless”) entered into a secured bridge credit facility, dated as of February 22, 2005, as amended (“Bridge Credit Agreement”). The aggregate credit commitments available under the Bridge Credit Agreement totaled $540.0 million. The lenders funded $240.0 million and $300.0 million under the Bridge Credit Agreement in February 2005 and March 2005, respectively.
     The Bridge Credit Agreement provided that all borrowings were senior secured obligations of Wireless and were guaranteed on a senior secured basis by MetroPCS, Inc. and its wholly-owned subsidiaries (other than Wireless). The obligations under the Bridge Credit Agreement were secured by security interests in substantially all of the assets of MetroPCS, Inc. and its wholly-owned subsidiaries, including capital stock, except as prohibited by law and certain permitted exceptions, as more fully described in the Security Agreement and the Pledge Agreement both dated as of February 22, 2005, as amended.
     In May 2005, Wireless repaid the aggregate outstanding principal balance under the Bridge Credit Agreement of $540.0 million and accrued interest of $8.7 million. As a result, Wireless recorded a loss on extinguishment of debt in the amount of approximately $10.4 million.
      FCC Debt
     On March 2, 2005, in connection with the sale of a 10 MHz portion of a 30 MHz PCS license in the San Francisco-Oakland-San Jose, California basic trading area, the Company repaid the outstanding principal balance of $12.2 million in debt payable to the FCC. This debt was incurred in connection with the original acquisition of the 30 MHz PCS license for the San Francisco-Oakland-San Jose basic trading area. The repayment resulted in a loss on extinguishment of debt of $0.9 million.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     On May 31, 2005, the Company repaid the remaining outstanding principal balance of $15.7 million in debt payable to the FCC. This debt was incurred in connection with the Company’s original PCS licenses acquired by the Company in the FCC auction in May 1996. The repayment resulted in a loss on extinguishment of debt of approximately $1.0 million.
      $150 Million 10 3/4% Senior Notes
     On September 29, 2003, MetroPCS, Inc. completed the sale of $150.0 million of 10 3/4% Senior Notes due 2011 (the “10 3/4% Senior Notes”). MetroPCS, Inc. was subject to certain covenants set forth in the indenture governing the 10 3/4% Senior Notes. On November 3, 2004, MetroPCS, Inc. received and accepted consents from the holders of a majority of its 10 3/4% Senior Notes to a limited waiver, for up to 180 days, of any default or event of default arising from a failure of the Company to comply with a reporting covenant in the 10 3/4% Senior Notes. Accordingly, the reporting covenant was waived until the close of business on May 2, 2005.
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
      First and Second Lien Credit Agreements
     On May 31, 2005, MetroPCS, Inc. and Wireless, both wholly-owned subsidiaries of MetroPCS, entered into a First Lien Credit Agreement, maturing May 31, 2011, and a Second Lien Credit Agreement, maturing May 31, 2012 (collectively, the “Credit Agreements”), which provided for total borrowings of up to $900.0 million. MetroPCS, Inc. and its wholly-owned subsidiaries also entered into Guarantee and Collateral Agreements, dated as of May 31, 2005, in connection with the Credit Agreements, in which the lenders hold a security interest in substantially all property, including capital stock, now owned or at any time acquired by MetroPCS, Inc. and its wholly-owned subsidiaries, except for certain permitted exceptions or as prohibited by law. Royal Street did not enter into any Guarantee and Collateral Agreements in connection with the Credit Agreements, however, MetroPCS pledged the intercompany promissory note that Royal Street Communications has given the Company in connection with amounts borrowed by Royal Street Communications from Wireless as collateral. On May 31, 2005, Wireless borrowed $500.0 million under the First Lien Credit Agreement and $250.0 million under the Second Lien Credit Agreement.
     On December 19, 2005, Wireless entered into amendments to the Credit Agreements and borrowed an additional $50.0 million under the First Lien Credit Agreement and an additional $100.0 million under the Second Lien Credit Agreement. Under the amendments to the Credit Agreements the total amount available under the First Lien Credit Agreement increased by $330.0 million and the total amount available under the Second Lien Credit Agreement increased by $220.0 million, for a total increase in the amounts available under the Credit Agreements of $550.0 million.
      Interest Rate Cap Agreement
     On June 27, 2005, Wireless entered into a three-year interest rate cap agreement, as required by its Credit Agreements, to mitigate the impact of interest rate changes on 50% of the aggregate debt outstanding thereunder. This financial instrument is being accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). SFAS No. 133 addresses the accounting for financial instruments that are designated as cash flow hedges and the effective portion of the change in value of the financial instrument is reported as a component of the Company’s other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. Comprehensive income is comprised of net income and includes the impact of a deferred gain on the change in the fair value of the financial instrument. Wireless paid $1.9 million upon execution of the agreement and the financial instrument is reported in other current assets and long-term investments at fair market value, which was $7.1 million and $5.1 million as of June 30, 2006 and December 31, 2005, respectively. The change in fair value is reported in accumulated other comprehensive income on the condensed consolidated interim balance sheets, net of income taxes.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
6. Asset Retirement Obligations:
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
     The following table summarizes the Company’s asset retirement obligation transactions (in thousands):

	June 30,	December 31,
	2006	2005
Beginning asset retirement obligations	$3,522	$1,893
Liabilities incurred	725	1,206
Accretion expense	298	423

Ending asset retirement obligations	$4,545	$3,522

7. Income Taxes:
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
     Income before provision for income taxes for the six months ended June 30, 2005 included a gain on the sale of a 10 MHz portion of the Company’s 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area in the amount of $228.2 million. At December 31, 2005, the Company has approximately $228.7 million and $102.5 million of net operating loss carryforwards for federal and state income tax purposes, respectively. The federal net operating loss will begin expiring in 2023. The state net operating losses will begin to expire in 2013. The Company has been able to take advantage of accelerated depreciation and like kind exchange gain deferral available under federal tax law, which has created a significant deferred tax liability. The reversal of the timing differences which gave rise to the deferred tax liability, future taxable income and future tax planning strategies will allow the Company to benefit from the deferred tax assets. The Company has a valuation allowance of $0.2 million and $0.2 million as of June 30, 2006 and December 31, 2005, relating primarily to state net operating losses.
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (“H.B. No. 3”) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Because the tax base on the Texas margin tax is derived from an income-based measure, the Company believes the margin tax is an income tax and, therefore, the provisions of SFAS No. 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS No. 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of H.B. No. 3 is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes May 18, 2006. The Company has determined that H.B. No. 3 did not have a material impact on the Company’s financial condition or results of operations.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
      Internal Revenue Service Audit
     The Internal Revenue Service (the “IRS”) commenced an audit of MetroPCS’ 2002 and 2003 federal income tax returns in March 2005. In October 2005 the IRS issued a 30-day letter which primarily related to depreciation expense claimed on the returns under audit. The Company filed an appeal of the auditor’s assessments in November 2005. The IRS appeals officer made the Company an offer to settle all issues in July 2006. The expected net result of the settlement offer should create an increase to 2002 taxable income of $3.9 million and an increase to the 2003 net operating loss of $0.5 million. The increase to 2002 taxable income would be offset by net operating loss carryback from 2003. The Company owes additional interest on the 2002 deferred taxes of approximately $0.1 million, but no additional tax or penalty. In addition, the IRS Joint Committee concluded its review of the audit and issued a closing letter dated September 5, 2006.
8. Stockholders’ Equity:
     Common Stock Issued to Directors
     Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as defined in MetroPCS’ Non-Employee Director Remuneration Plan. The annual retainer provided under the Non-Employee Director Remuneration Plan may be paid, at the election of each non-employee director, in cash, common stock, or a combination of cash and common stock. During the six months ended June 30, 2006, non-employee members of the Board of Directors were issued 43,845 shares of common stock as payment of their annual retainer.
9. Net Income Per Common Share:
     The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic EPS—Two Class Method:
Net income	$22,989	$136,482	$41,359	$159,281
Accrued dividends and accretion:
Series D Preferred Stock	(5,355)	(5,355)	(10,653)	(10,653)
Series E Preferred Stock	(833)	—	(1,658)	—

Net income applicable to common stock	$16,801	$131,127	$29,048	$148,628
Amount allocable to common shareholders	57.1%	53.8%	57.0%	53.8%

Rights to undistributed earnings	$9,586	$70,602	$16,559	$80,024

Weighted average shares outstanding—basic	155,829,673	130,339,496	155,503,804	130,333,712

Net income per common share—basic	$0.06	$0.54	$0.11	$0.61

Diluted EPS:
Rights to undistributed earnings	$9,586	$70,602	$16,559	$80,024

Weighted average shares outstanding—basic	155,829,673	130,339,496	155,503,804	130,333,712

Effect of dilutive securities:
Warrants	69,488	3,216,678	296,952	3,215,634
Stock options	3,450,985	18,401,527	3,517,533	18,378,600

Weighted average shares outstanding—diluted	159,350,145	151,957,701	159,318,289	151,927,946

Net income per common share—diluted	$0.06	$0.46	$0.10	$0.53

     Net income (loss) per common share is computed in accordance with EITF 03-6,“Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”). Under EITF 03-6, the preferred stock is considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock is included in the computation of basic and diluted net income (loss) per common share using the two-class method, except during periods of net losses. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     For the three months ended June 30, 2006 and 2005, 137.7 million and 131.0 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2006 and 2005, 136.1 million and 129.4 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the three months ended June 30, 2006, 5.8 million of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2006, 5.7 million of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
10. Commitments and Contingencies:
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
     EV-DO Revision A
     The Company acquired spectrum in two of its markets during 2005 subject to certain expectations communicated to the United States Department of Justice (the “DOJ”) about how it would use such spectrum. As a result of a delay in the availability of EV-DO Revision A with VoIP, the Company has redeployed EV-DO network assets at certain cell sites in those markets in order to serve its existing customers. There have been no asserted claims or assessments to date and accordingly, no liability was recorded as of June 30, 2006.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
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
11. Supplemental Cash Flow Information:

	Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Cash paid for interest	$23,643	$17,886
Cash paid for income taxes	525	—
     Non-cash investing activities:
     Net changes in the Company’s accrued purchases of property, plant and equipment were $24.6 million and $21.9 million for the six months ended June 30, 2006 and 2005, respectively.
     See Note 6 for the non-cash increase in the Company’s asset retirement obligations.
     Non-cash financing activities:
     MetroPCS accrued dividends of $10.4 million and the $10.4 million related to the Series D Preferred Stock for the six months ended June 30, 2006 and 2005, respectively.
     MetroPCS accrued dividends of $1.5 million related to the Series E Preferred Stock for the six months ended June 30, 2006.
12. Related-Party Transactions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Professional services to a law firm, a partner of which was a director of the Company	$29	$43	$30	$142
Professional services to a law firm, a partner of which is related to an officer of the Company	8	707	16	927
     One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 17% interest in a company that provides services to the Company’s customers, including handset insurance programs and roadside assistance services. Pursuant to the Company’s agreement with this related party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related party. During the three months ended June 30, 2006 and 2005, the Company received a fee of approximately $0.6 million and $0.6 million, respectively, as compensation for providing this billing and collection service. During the six months ended June 30, 2006 and 2005, the Company received a fee of approximately $1.1 million and $1.3 million, respectively, as compensation for providing this billing and collection service. In addition, the Company also sells handsets to this related party. For the three months ended June 30, 2006 and 2005, the Company sold approximately $3.5 million and $3.2 million in handsets, respectively, to the related party. For the six months ended June 30, 2006 and 2005, the Company sold approximately $6.7 million and $5.9 million in handsets, respectively, to the related party. As of June 30, 2006 and December 31, 2005, the Company owed approximately $2.6 million and $2.1 million, respectively, to this related party for fees collected from its customers that are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. As of June 30, 2006 and December 31, 2005, receivables from this related party in the amount of approximately $1.0 million and $0.7 million, respectively, are included in accounts receivable.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
13. Segment Information:
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
     At June 30, 2006, the Company had eight operating segments based on geographic region within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento, Tampa/Sarasota/Orlando, and Los Angeles. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming and other value-added services.
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
     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. General corporate overhead, which includes expenses such as corporate employee labor costs, rent and utilities, legal, accounting and auditing expenses, is allocated equally across all operating segments. Corporate marketing and advertising expenses are allocated equally to the operating segments, beginning in the period during which the Company launches service in that operating segment. Expenses associated with the Company’s national data center are allocated based on the average number of customers in each operating segment. There are no transactions between reportable segments.
     Interest expense, interest income, gain/loss on extinguishment of debt and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes.

		Expansion
Three Months Ended June 30, 2006	Core Markets	Markets	Other	Total
	(in thousands)

Service revenues	$281,143	$26,700	$—	$307,843
Equipment revenues	48,559	11,792	—	60,351
Total revenues	329,703	38,492	—	368,194
Cost of service (1)	82,205	25,292	—	107,497
Cost of equipment	82,716	29,289	—	112,005
Selling, general and administrative expenses (2)	38,004	22,260	—	60,264
Adjusted EBITDA (deficit) (3)	127,182	(36,596)	—
Depreciation and amortization	26,664	4,944	708	32,316
Stock-based compensation expense	405	1,753	—	2,158
Income (loss) from operations	98,817	(44,010)	(708)	54,099
Interest expense	—	—	21,713	21,713
Accretion of put option in majority-owned subsidiary	—	—	203	203
Interest and other income	—	—	(6,147)	(6,147)
Loss on extinguishment of debt	—	—	(27)	(27)
Income (loss) before provision for income taxes	98,817	(44,010)	(16,450)	38,357

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

		Expansion
Three Months Ended June 30, 2005	Core Markets	Markets	Other	Total
	(in thousands)

Service revenues	$212,697	$—	$—	$212,697
Equipment revenues	37,992	—	—	37,992
Total revenues	250,689	—	—	250,689
Cost of service	64,801	1,143	—	65,944
Cost of equipment	65,287	—	—	65,287
Selling, general and administrative expenses	38,380	962	—	39,342
Adjusted EBITDA (deficit) (3)	84,321	(2,105)	—
Depreciation and amortization	20,069	243	402	20,714
Stock-based compensation expense	2,100	—	—	2,100
Income (loss) from operations	58,857	(2,348)	227,794	284,303
Interest expense	—	—	15,761	15,761
Accretion of put option in majority-owned subsidiary	—	—	63	63
Interest and other income	—	—	(1,215)	(1,215)
Gain on extinguishment of debt	—	—	45,581	45,581
Income (loss) before provision for income taxes	58,857	(2,348)	167,604	224,113

	Core	Expansion
Six Months Ended June 30, 2006	Markets	Markets	Other	Total
	(in thousands)
Service revenues	$545,741	$37,519	$—	$583,260
Equipment revenues	98,606	15,789	—	114,395
Total revenues	644,347	53,308	—	697,655
Cost of service(1)	161,137	38,850	—	199,987
Cost of equipment	173,644	39,272	—	212,916
Selling, general and administrative expenses(2)	75,480	36,221	—	111,701
Adjusted EBITDA (deficit)(3)	236,302	(59,282)	—
Depreciation and amortization	51,671	6,491	1,414	59,576
Stock-based compensation expense	2,216	1,753	—	3,969
Income (loss) from operations	170,390	(67,878)	(1,414)	101,098
Interest expense	—	—	42,597	42,597
Accretion of put option in majority-owned subsidiary	—	—	360	360
Interest income	—	—	(10,719)	(10,719)
Loss on extinguishment of debt	—	—	(244)	(244)
Income (loss) before provision for income taxes	170,390	(67,878)	(33,408)	69,104
Capital expenditures	117,350	184,810	5,136	307,296
Total assets	774,828	531,001	1,040,463	2,346,292

	Core	Expansion
Six Months Ended June 30, 2005	Markets	Markets	Other	Total
	(in thousands)
Service revenues	$409,595	$—	$—	$409,595
Equipment revenues	77,050	—	—	77,050
Total revenues	486,645	—	—	486,645
Cost of service	128,263	1,415	—	129,678
Cost of equipment	133,389	—	—	133,389
Selling, general and administrative expenses(2)	75,601	1,590	—	77,191
Adjusted EBITDA (deficit)(3)	152,357	(3,005)	—
Depreciation and amortization	39,065	248	671	39,984
Stock-based compensation expense	2,965	—	—	2,965
Income (loss) from operations	105,848	(3,253)	227,549	330,144
Interest expense	—	—	23,797	23,797
Accretion of put option in majority-owned subsidiary	—	—	125	125
Interest income	—	—	(1,772)	(1,772)
Loss on extinguishment of debt	—	—	46,448	46,448
Income (loss) before provision for income taxes	105,848	(3,253)	158,951	261,546
Capital expenditures	80,133	18,686	1,041	99,860
Total assets	670,515	298,934	872,062	1,841,511

(1)	Cost of service for the three and six months ended June 30, 2006 includes $0.5 million and $0.5 million, respectively, of non-cash compensation disclosed separately.

(2)	Selling, general and administrative expenses include non-cash compensation disclosed separately. For the three and six months ended June 30, 2006, selling, general and administrative expenses include $1.7 million and $3.5 million, respectively, of non-cash compensation.

(3)	Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of each segments’ ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     The following table reconciles segment Adjusted EBITDA (deficit) for the three and six months ended June 30, 2006 and 2005 to consolidated income before provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$127,182	$84,321	$236,302	$152,357
Expansion Markets Adjusted EBITDA (Deficit)	(36,596)	(2,105)	(59,282)	(3,005)

Total	90,586	82,216	177,020	149,352
Depreciation and amortization	(32,316)	(20,714)	(59,576)	(39,984)
Loss (gain) on disposal of assets	(2,013)	224,901	(12,377)	223,741
Non-cash compensation expense	(2,158)	(2,100)	(3,969)	(2,965)
Interest expense	(21,713)	(15,761)	(42,597)	(23,797)
Accretion of put option in majority-owned subsidiary	(203)	(63)	(360)	(125)
Interest and other income	6,147	1,215	10,719	1,772
(Gain) loss on extinguishment of debt	27	(45,581)	244	(46,448)

Consolidated income before provision for income taxes	$38,357	$224,113	$69,104	$261,546

14. Recent Accounting Pronouncements:
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
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of SFAS No. 156 is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement did not have any impact on the financial condition or results of operations of the Company.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” (“SAB 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies may record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is required to adopt this interpretation by December 31, 2006. The adoption of this statement did not have any impact on the financial condition or results of operations of the Company.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company has not completed its evaluation of the effect of SFAS No. 157.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS No. 159 on January 1, 2008. The Company has not completed its evaluation of the effect of SFAS No. 159.
15. Subsequent Events:
      $1.25 Billion Exchangeable Senior Secured Credit Agreement
     In July 2006, MetroPCS II, Inc. (“MetroPCS II”), a wholly-owned subsidiary of MetroPCS, entered into an Exchangeable Senior Secured Credit Agreement and Guaranty Agreement, dated as of July 13, 2006 (“Secured Bridge Credit Facility”). On that same date, MetroPCS II and one of its wholly-owned subsidiaries, MetroPCS AWS, LLC, also entered into a related Security Agreement, and MetroPCS II, MetroPCS AWS, LLC, and MetroPCS II’s immediate parent, MetroPCS III, Inc., also entered into a related Pledge Agreement. Under the Security Agreement, the lenders under the Secured Bridge Credit Facility hold a security interest in substantially all property, including capital stock, now owned or at any time acquired by the parties to that agreement, except for certain permitted exceptions or as prohibited by law. Under the terms of the Pledge Agreement, the lenders under the Secured Bridge Credit Facility hold a security interest in the capital stock of the subsidiaries of the parties to the Pledge Agreement.
     The aggregate credit commitments available under the Secured Bridge Credit Facility total $1.25 billion. The Secured Bridge Credit Facility provides that all borrowings are senior secured obligations of MetroPCS II and all borrowings are guaranteed by certain subsidiaries of MetroPCS II. On July 14, 2006, the lenders funded $200.0 million under the Secured Bridge Credit Facility. On October 3, 2006, the lenders funded an additional $80.0 million under the Secured Bridge Credit Facility. On October 18, 2006, the lenders funded the remaining $970.0 million available under the Secured Bridge Credit Facility.
     On November 3, 2006, MetroPCS II repaid the aggregate outstanding principal balance under the Secured Bridge Credit Facility of $1.25 billion and accrued interest of $5.9 million. As a result, the Company recorded a loss on extinguishment of debt of approximately $7.0 million.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
      $250 Million Exchangeable Senior Unsecured Credit Agreement
     In October 2006, MetroPCS IV, Inc. entered into an exchangeable unsecured bridge credit facility (“ Unsecured Bridge Credit Facility”). The aggregate credit commitments available under the Unsecured Bridge Credit Facility total $250.0 million. The Unsecured Bridge Credit Facility contains certain restrictive covenants that may restrict the operations of the Company’s subsidiaries and the ability of its subsidiaries to incur additional indebtedness. Failure to comply with those covenants could result in a default that could cause the acceleration of all amounts due under the Unsecured Bridge Credit Facility. On October 18, 2006, the lenders funded the $250.0 million available under the Unsecured Bridge Credit Facility.
     On November 3, 2006, MetroPCS IV, Inc. repaid the aggregate outstanding principal balance under the Unsecured Bridge Credit Facility of $250.0 million and accrued interest of $1.2 million. As a result, the Company recorded a loss on extinguishment of debt of approximately $2.4 million.
      Auction 66
     The FCC auctioned 90 MHz of spectrum to be used for Advanced Wireless Services in Auction 66 which commenced on August 9, 2006. MetroPCS AWS, LLC, a wholly-owned subsidiary of MetroPCS II, Inc., filed an application with the FCC to participate in Auction 66 and the application was accepted for filing. On July 17, 2006, MetroPCS AWS, LLC submitted an upfront payment to the FCC in the amount of $200.0 million to qualify to participate in Auction 66.
     Auction 66 concluded on September 21, 2006 and the Company was declared the high bidder on licenses covering a total population of 117 million, with total aggregate winning bids of $1.4 billion. These new expansion opportunities cover six of the 25 largest metropolitan markets in the United States and include the entire east coast corridor from Philadelphia to Boston, including New York City, as well as the entire states of New York, Connecticut and Massachusetts. In the western United States, these new expansion opportunities cover a geographic area including the San Diego, Portland, Seattle and Las Vegas metropolitan areas. The balance of the licenses supplements or expands the geographic boundaries of our existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento.
     On October 18, 2006, the Company paid the FCC the remaining $1.2 billion for the purchase of the Auction 66 licenses on which the Company had been announced as the high bidder. On November 29, 2006, the FCC awarded the Auction 66 licenses to the Company.
      Orlando Market Launch
     The Company launched service in the Orlando metropolitan area and certain parts of Northern Florida on November 1, 2006.
      $1.0 Billion 9 1/4% Senior Notes
     On November 3, 2006, Wireless completed the sale of $1.0 billion of 9 1/4% Senior Notes due 2014 (“9 1/4% Senior Notes”). The 9 1/4% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the 9 1/4% Senior Notes on May 1 and November 1 of each year, beginning with May 1, 2007. Wireless may, at its option, redeem some or all of the 9 1/4% Senior Notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the 9 1/4% Senior Notes. In addition, Wireless may also redeem up to 35% of the aggregate principal amount of the 9 1/4% Senior Notes with the net cash proceeds of certain sales of equity securities. The net proceeds of the offering were approximately $978.0 million after underwriter fees and other debt issuance costs of $22.0 million. The net proceeds from the sale of the 9 1/4% Senior Notes, together with the borrowings under Wireless’ senior secured credit facility, pursuant to which Wireless may borrow up to $1.7 billion, as amended, (the “Senior Secured Credit Facility”), were used to repay amounts owed under the Credit Agreements, Secured Bridge Credit Facility and Unsecured Bridge Credit Facility, and to pay related premiums, fees and expenses, as well as for general corporate purposes.
      Senior Secured Credit Facility
     On November 3, 2006, Wireless entered into the Senior Secured Credit Facility, pursuant to which Wireless may borrow up to $1.7 billion. The Senior Secured Credit Facility consists of a $1.6 billion term loan facility and a $100.0 million revolving credit facility. The term loan facility will be repayable in quarterly installments in annual aggregate amounts equal

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature in seven years and the revolving credit facility will mature in five years. On November 3, 2006, Wireless borrowed $1.6 billion under the Senior Secured Credit Facility. The net proceeds from the borrowings under the Senior Secured Credit Facility, together with the sale of the 9 1/4% Senior Notes, were used to repay amounts owed under the Credit Agreements, Secured Bridge Credit Facility and Unsecured Bridge Credit Facility, and to pay related premiums, fees and expenses, as well as for general corporate purposes
     The facilities under the Senior Secured Credit Facility are guaranteed by MetroPCS, MetroPCS, Inc. and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries. The facilities are not guaranteed by Royal Street, but Wireless pledged the promissory note that Royal Street Communications had given it in connection with amounts borrowed by Royal Street Communications from Wireless and the limited liability company member interest held in Royal Street Communications . The Senior Secured Credit Facility contains customary events of default, including cross defaults. The obligations are also secured by the capital stock of Wireless as well as substantially all of Wireless’ present and future assets and each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions) but excludes Royal Street.
      First and Second Lien Credit Agreements
     On November 3, 2006, Wireless paid the lenders under the Credit Agreements $931.5 million, which included a premium of approximately $31.5 million, plus accrued interest of $8.6 million to extinguish the aggregate outstanding principal balance under the Credit Agreements. As a result, Wireless recorded a loss on extinguishment of debt in the amount of approximately $42.7 million.
      Restructuring
     On November 3, 2006, in connection with the closing of the sale of the 9 1/4% Senior Notes, the entry into the Senior Secured Credit Facility and the repayment of all amounts outstanding under the Credit Agreements, the Secured Bridge Credit Facility and the Unsecured Bridge Credit Facility, the Company consummated a restructuring transaction. As a result of the restructuring transaction, Wireless became a wholly-owned direct subsidiary of MetroPCS, Inc. (formerly MetroPCS V, Inc.), which is a wholly-owned direct subsidiary of MetroPCS. MetroPCS and MetroPCS, Inc., along with each of Wireless’ wholly-owned subsidiaries (which excludes Royal Street), guarantee the 9 1/4% Senior Notes and the obligations under the Senior Secured Credit Facility. MetroPCS, Inc. pledged the capital stock of Wireless as security for the obligations under the Senior Secured Credit Facility. All of the Company’s PCS licenses and AWS licenses and the Company’s interest in Royal Street are held by Wireless and its wholly-owned subsidiaries.
      Interest Rate Protection Agreement
     On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of its Senior Secured Credit Facility. The agreement is effective on February 1, 2007, covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 7.419%. The quarterly interest settlement periods begin on February 1, 2007. The interest rate protection agreement expires on February 1, 2010.
      Termination of Interest Rate Cap Agreement
     On November 21, 2006, Wireless terminated its interest rate cap agreement that was required by its Credit Agreements. Wireless received approximately $4.3 million upon termination of the agreement. The proceeds from the termination of the agreement approximated its carrying value.
      Amendment to Senior Secured Credit Facility
     On February 20, 2007, Wireless entered into an amendment to the Senior Secured Credit Facility. Under the amendment, the margin used to determine the Senior Secured Credit Facility interest rate was reduced to 2.25% from 2.50%.
      Stock Split
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
      Stockholder Rights Plan
     In connection with the Company’s proposed initial public offering, on March 27, 2007, the Company adopted a Stockholder Rights Plan. Under the Stockholder Rights Plan, each share of the Company’s common stock includes one right to purchase one one-thousandth of a share of series A junior participating preferred stock. The rights will separate from the common stock and become exercisable (1) ten calendar days after public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% of the Company’s outstanding common stock or (2) ten business days following the start of a tender offer or exchange offer that would result in a person’s acquiring beneficial ownership of 15% of the Company’s outstanding common stock. A 15% beneficial owner is referred to as an “acquiring person” under the Stockholder Rights Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995, as amended, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “may,” “will,” “forecast,” and other similar expressions. These forward-looking statements are contained throughout this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:
•	the highly competitive nature of our industry;

•	the rapid technological changes in our industry;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to sustain the growth rates we have experienced to date;

•	our ability to access the funds necessary to build and operate our Auction 66 Markets;

•	the costs associated with being a public company and our ability to comply with the internal financial and disclosure controls and reporting obligations of public companies;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to clear the Auction 66 Market spectrum of incumbent licensees;

•	our ability to adequately enforce or protect our intellectual property rights;

•	governmental regulation of our services and the costs of compliance and any failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management; and

•	other factors described in this report under “Risk Factors.”
     The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements and projections. All future written and oral forward-

looking statements and projections attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement or projection in the future to reflect the occurrence of events or circumstances, except as required by law.
Company Overview
     Except as expressly stated, the financial condition and results of operations discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of MetroPCS Communications, Inc. and its consolidated subsidiaries. References to “MetroPCS,” “MetroPCS Communications,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to MetroPCS Communications, Inc., a Delaware corporation, and its wholly-owned subsidiaries. Unless otherwise indicated, all share numbers and per share prices in this report give effect to a 3 for 1 stock split effected by means of a stock dividend of two shares of common stock for each share of common stock issued and outstanding at the close of business on March 14, 2007. On January 4, 2007, we filed a registration statement for an initial public offering of our common stock. We expect to consummate the offering during the second quarter of 2007. We have applied to have our common stock listed on the New York Stock Exchange under the symbol “PCS” effective upon the consummation of our currently pending initial public offering.
     We are a wireless telecommunications carrier that currently offers wireless broadband personal communication services, or PCS, primarily in the greater Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento and Tampa/Sarasota/Orlando metropolitan areas. We launched service in the greater Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa/Sarasota in October 2005; in Dallas/Ft. Worth in March 2006; in Detroit in April 2006; and Orlando in November 2006. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, (“Royal Street”), a company in which we own 85% of the limited liability company member interests and with which we have a wholesale arrangement allowing us to sell MetroPCS-branded services to the public, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. Royal Street is in the process of constructing its network infrastructure in its licensed metropolitan areas. We commenced commercial services in Orlando and certain portions of northern Florida in November 2006 and we expect to begin offering services in Los Angeles in the second or third quarter of 2007 through our arrangements with Royal Street.
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
     We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, through flat rate monthly plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited nationwide long distance service, voicemail, caller ID, call waiting, text messaging, mobile Internet browsing, push e-mail and picture and multimedia messaging. We offer flat rate monthly plans at $30, $35, $40, $45 and $50. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is discontinued at the end of the month that was paid for by the customer.

For additional fees, we also provide international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming and other value-added services. As of June 30, 2006, over 80% of our customers have selected either our $40 or $45 rate plans. Our flat rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition the above products and services are offered by us in the Royal Street markets. Our arrangements with Royal Street are based on a wholesale model under which we purchase network capacity from Royal Street to allow us to offer our standard products and services in the Royal Street markets to MetroPCS customers under the MetroPCS brand name.
Critical Accounting Policies and Estimates
     There have been no material changes in our critical accounting policies and estimates from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our Form 10-K filed with the SEC on March 30, 2007.
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
Revenues
     We derive our revenues from the following sources:
     Service. We sell wireless broadband PCS services. The various types of service revenues associated with wireless broadband PCS for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including nationwide long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring activation service charges to customers.
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
     Income Taxes. As a result of our operating losses and accelerated depreciation available under federal tax laws, we have paid no federal income taxes through June 30, 2006. In addition, we have paid an immaterial amount of state income tax through June 30, 2006.
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
Operating Segments
     Operating segments are defined by Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chairman of the Board and Chief Executive Officer.
     As of June 30, 2006, we had eight operating segments based on geographic region within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento, Tampa/Sarasota/Orlando and Los Angeles. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing and other value-added services.

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
     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. General corporate overhead, which includes expenses such as corporate employee labor costs, rent and utilities, legal, accounting and auditing expenses, is allocated equally across all operating segments. Corporate marketing and advertising expenses are allocated equally to the operating segments, beginning in the period during which we launch service in that operating segment. Expenses associated with our national data center are allocated based on the average number of customers in each operating segment. There are no transactions between reportable segments.
     Interest expense, interest income, gain/loss on extinguishment of debt and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes.

Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Three Months
	Ended June 30,
Reportable Operating Segment Data	2006	2005	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$281,143	$212,697	32%
Expansion Markets	26,700	—	* *

Total	$307,843	$212,697	45%

Equipment revenues:
Core Markets	$48,559	$37,992	28%
Expansion Markets	11,792	—	* *

Total	$60,351	$37,992	59%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$82,205	$64,801	27%
Expansion Markets	25,292	1,143	* *

Total	$107,497	$65,944	63%

Cost of equipment:
Core Markets	$82,716	$65,287	27%
Expansion Markets	29,289	—	* *

Total	$112,005	$65,287	72%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$38,004	$38,380	(1)%
Expansion Markets	22,260	962	* *

Total	$60,264	$39,342	53%

Adjusted EBITDA (Deficit) (2):
Core Markets	$127,182	$84,321	51%
Expansion Markets	(36,596)	(2,105)	* *
Depreciation and amortization:
Core Markets	$26,664	$20,069	33%
Expansion Markets	4,944	243	* *
Other	708	402	76%

Total	$32,316	$20,714	56%

Stock-based compensation expense:
Core Markets	$405	$2,100	(81)%
Expansion Markets	1,753	—	* *

Total	$2,158	$2,100	3%

Income (loss) from operations:
Core Markets	$98,817	$58,857	68%
Expansion Markets	(44,010)	(2,348)	* *
Other	(708)	227,794	(100)%

Total	$54,099	$284,303	(81)%

**	Not meaningful. The Expansion Markets reportable segment had no significant operations during 2005.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended June 30, 2006, cost of service includes $0.5 million and selling, general and administrative expenses includes $1.7 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. See “—Operating Segments.”
     Service Revenues. Service revenues increased $95.1 million, or 45%, to $307.8 million for the three months ended June 30, 2006 from $212.7 million for the three months ended June 30, 2005. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:

•	Core Markets. Core Markets service revenues increased $68.4 million, or 32%, to $281.1 million for the three months ended June 30, 2006 from $212.7 million for the three months ended June 30, 2005. The increase in service revenues is primarily attributable to net additions of approximately 474,000 customers accounting for $61.3 million of the Core Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $7.1 million of the Core Markets increase.

The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 rate plan which includes unlimited nationwide long distance and various unlimited data features. In addition, this migration is expected to continue as our higher priced rate plans become more attractive to our existing customer base.

•	Expansion Markets. Expansion Markets service revenues were $26.7 million for the three months ended June 30, 2006. These revenues were attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006.
     Equipment Revenues. Equipment revenues increased $22.4 million, or 59%, to $60.4 million for the three months ended June 30, 2006 from $38.0 million for the three months ended June 30, 2005. The increase is due to increases in Core Markets and Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues increased $10.6 million, or 28%, to $48.6 million for the three months ended June 30, 2006 from $38.0 million for the three months ended June 30, 2005. The increase in equipment revenues is primarily attributable to the sale of higher priced handset models accounting for $7.1 million of the increase, coupled with the increase in gross customer additions during the quarter of approximately 30,000 customers, which accounted for $3.5 million of the increase.

•	Expansion Markets. Expansion Markets equipment revenues were $11.8 million for the three months ended June 30, 2006. These revenues were attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006.
     Cost of Service. Cost of service increased $41.6 million, or 63%, to $107.5 million for the three months ended June 30, 2006 from $65.9 million for the three months ended June 30, 2005. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $17.4 million, or 27%, to $82.2 million for the three months ended June 30, 2006 from $64.8 million for the three months ended June 30, 2005. The increase in cost of service was primarily attributable to a $3.7 million increase in long distance costs, a $2.4 million increase in federal universal service fund, or FUSF fees, a $2.4 million increase in E-911 fees, a $2.0 million increase in intercarrier compensation, a $1.8 million increase in cell site and switch facility lease expense, a $1.3 million increase in customer service expense, and a $1.1 million increase in employee costs, all of which are a result of the 29% growth in our Core Markets customer base and the addition of approximately 43 cell sites to our existing network infrastructure.

•	Expansion Markets. Expansion Markets cost of service increased $24.2 million to $25.3 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005. These increases were primarily attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006. The increase in cost of service were primarily attributable to $5.7 million increase in cell site and switch facility lease expense, a $3.8 million increase in employee costs, a $2.1 million increase in intercarrier compensation, $1.8 million in customer service expense and $1.7 million in long distance costs.
     Cost of Equipment. Cost of equipment increased $46.7 million, or 72%, to $112.0 million for the three months ended June 30, 2006 from $65.3 million for the three months ended June 30, 2005. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $17.4 million, or 27%, to $82.7 million for the three months ended June 30, 2006 from $65.3 million for the three months ended June 30, 2005. The increase in equipment cost is primarily attributable to the sale of higher cost handset models accounting for $11.4 million of the increase. The increase in gross customer additions during the quarter of approximately 30,000 customers as well as the sale of new handsets to existing customers accounted for $6.0 million of the increase.

•	Expansion Markets. Expansion Markets cost of equipment were $29.3 million for the three months ended June 30, 2006. This cost is attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $20.9 million, or 53%, to $60.3 million for the three months ended June 30, 2006 from $39.4 million for the three months ended June 30, 2005. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses decreased $0.4 million, or 1%, to $38.0 million for the three months ended June 30, 2006 from $38.4 million for the three months ended June 30, 2005. Selling expenses increased by $2.5 million, or approximately 17% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. General and administrative expenses decreased $2.9 million, or approximately 12% for the three months ended June 30, 2006 compared to the same period in 2005. The increase in selling expenses is primarily due to an increase in advertising and market research expenses which were incurred to support the growth in the Core Markets. This increase in selling expenses was offset by a decrease in general and administrative expenses, which were higher during the three months ended June 30, 2005 because they included legal and accounting expenses associated with an internal investigation related to material weaknesses in our internal control over financial reporting as well as financial statement audits related to our restatement efforts.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $21.3 million to $22.3 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. Selling expenses increased by $9.4 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase is related to marketing and advertising expenses as well as increased employee costs associated with the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006. General and administrative expenses increased by $11.9 million for the three months ended June 30, 2006 compared to the same period in 2005 due to labor, rent, legal and professional fees and various administrative expenses incurred in relation to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006 and build-out expenses related to the Orlando and Los Angeles metropolitan areas.
     Depreciation and Amortization. Depreciation and amortization expense increased $11.6 million, or 56%, to $32.3 million for the three months ended June 30, 2006 from $20.7 million for the three months ended June 30, 2005. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $6.6 million, or 33%, to $26.7 million for the three months ended June 30, 2006 from $20.1 million for the three months ended June 30, 2005. The increase related primarily to an increase in network infrastructure assets placed into service between June 30, 2005 and June 30, 2006. We added approximately 283 cell sites in our Core Markets during this period to increase the capacity of our existing network and expand our footprint.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $4.7 million to $4.9 million for the three months ended June 30, 2006 from $0.2 million for the three months ended June 30, 2005. The increase is attributable to network infrastructure assets placed into service as a result of the launch of the Tampa/Sarasota, Dallas/Ft. Worth and Detroit metropolitan areas.

	Three Months
	Ended June 30,
Consolidated Data	2006	2005	Change
	(in thousands)

Loss (gain) on disposal of assets	$2,013	$(224,901)	101%
(Gain) loss on extinguishment of debt	(27)	45,581	(100)%
Interest expense	21,713	15,761	38%
Provision for income taxes	15,368	87,632	(82)%
Net income	22,989	136,482	(83)%
          Loss (Gain) on Disposal of Assets. In May 2005, we completed the sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area for cash consideration of $230.0 million. The sale of PCS spectrum resulted in a gain on disposal of asset in the amount of $228.2 million.
          (Gain) Loss on Extinguishment of Debt. In May 2005, we repaid all of the outstanding debt under our FCC notes, 10 3/4% Senior Notes and bridge credit agreement. As a result, we recorded a $1.9 million loss on the extinguishment of FCC notes; a $34.0 million loss on extinguishment of the 10 3/4% Senior Notes; and a $10.4 million loss on the extinguishment of the bridge credit agreement.
          Interest Expense. Interest expense increased $5.9 million, or 38%, to $21.7 million for the three months ended June 30, 2006 from $15.8 million for the three months ended June 30, 2005. The increase in interest expense was primarily due to increased average principal balance outstanding as a result of additional borrowings of $150.0 million in the fourth quarter of 2005 under our First Lien Credit Agreement, maturing May 31, 2011, and our Second Lien Credit Agreement, maturing May 31, 2012 (collectively the “Credit Agreements”). Interest expense also increased due to the weighted average interest rate increasing to 10.64% for the three months ended June 30, 2006 compared to 8.34% for the three months ended June 30, 2005. The increase in interest expense was partially offset by the capitalization of $2.1 million of interest during the three months ended June 30, 2006, compared to $0.9 million of interest capitalized during the same period in 2005. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of our additional Expansion Markets.
          Provision for Income Taxes. Income tax expense for three months ended June 30, 2006 decreased to $15.4 million, which is approximately 40% of our income before provision for income taxes. For the three months ended June 30, 2005 the provision for income taxes was $87.6 million, or approximately 40% of income before provision for income taxes. The three months ended June 30, 2005 included a gain on the sale of a 10 MHz portion of our 30 MHz license in the San Francisco-Oakland-San Jose basic trading area in the amount of $228.2 million.
          Net Income. Net income decreased $113.5 million, or 83%, to $23.0 million for the three months ended June 30, 2006 compared to $136.5 million for the three months ended June 30, 2005. The significant decrease is primarily attributable to our non-recurring sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area in May 2005 for cash consideration of $230.0 million. The sale of PCS spectrum resulted in a gain on disposal of assets in the amount of $139.2 million, net of income taxes.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Six Months
	Ended June 30,
Reportable Operating Segment Data	2006	2005	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$545,741	$409,595	33%
Expansion Markets	37,519	—	* *

Total	$583,260	$409,595	42%

Equipment revenues:
Core Markets	$98,606	$77,050	28%
Expansion Markets	15,789	—	* *

Total	$114,395	$77,050	48%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$161,137	$128,263	26%
Expansion Markets	38,850	1,415	* *

Total	$199,987	$129,678	54%

Cost of equipment:
Core Markets	$173,644	$133,389	30%
Expansion Markets	39,272	—	* *

Total	$212,916	$133,389	60%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$75,480	$75,601	—%
Expansion Markets	36,221	1,590	* *

Total	$111,701	$77,191	45%

Adjusted EBITDA (Deficit) (2):
Core Markets	$236,302	$152,357	55%
Expansion Markets	(59,282)	(3,005)	* *
Depreciation and amortization:
Core Markets	$51,671	$39,065	32%
Expansion Markets	6,491	248	* *
Other	1,414	671	111%

Total	$59,576	$39,984	49%

Stock-based compensation expense:
Core Markets	$2,216	$2,965	(25)%
Expansion Markets	1,753	—	* *

Total	$3,969	$2,965	34%

Income (loss) from operations:
Core Markets	$170,390	$105,848	61%
Expansion Markets	(67,878)	(3,253)	* *
Other	(1,414)	227,549	(101)%

Total	$101,098	$330,144	(69)%

**	Not meaningful. The Expansion Markets reportable segment had no significant operations during 2005.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the six months ended June 30, 2006, cost of service includes $0.5 million and selling, general and administrative expenses includes $3.5 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. See “—Operating Segments.”
          Service Revenues. Service revenues increased $173.7 million, or 42%, to $583.3 million for the six months ended June 30, 2006 from $409.6 million for the six months ended June 30, 2005. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:

•	Core Markets. Core Markets service revenues increased $136.2 million, or 33%, to $545.8 million for the six months ended June 30, 2006 from $409.6 million for the six months ended June 30, 2005. The increase in service revenues is primarily attributable to net additions of approximately 474,000 customers accounting for $118.0 million of the Core Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $18.2 million of the Core Markets increase.
The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 rate plan which includes unlimited nationwide long distance and various unlimited data features. In addition, this migration is expected to continue as our higher priced rate plans become more attractive to our existing customer base.
•	Expansion Markets. Expansion Markets service revenues were $37.5 million for the six months ended June 30, 2006. These revenues were attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006
     Equipment Revenues. Equipment revenues increased $37.3 million, or 48%, to $114.4 million for the six months ended June 30, 2006 from $77.1 million for the six months ended June 30, 2005. The increase is due to increases in Core Markets and Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues increased $21.5 million, or 28%, to $98.6 million for the six months ended June 30, 2006 from $77.1 million for the six months ended June 30, 2005. The increase in equipment revenues is primarily attributable to the sale of higher priced handset models accounting for $8.8 million of the increase, coupled with the increase in gross customer additions during the quarter of approximately 113,000, which accounted for $12.7 million of the increase.

•	Expansion Markets. Expansion Markets equipment revenues were $15.8 million for the six months ended June 30, 2006. These revenues were attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006.
     Cost of Service. Cost of service increased $70.3 million, or 54%, to $200.0 million for the six months ended June 30, 2006 from $129.7 million for the six months ended June 30, 2005. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $32.8 million, or 26%, to $161.1 million for the six months ended June 30, 2006 from $128.3 million for the six months ended June 30, 2005. The increase was mainly attributable to a $6.9 million increase in long distance costs, a $4.1 million increase in intercarrier compensation, a $3.6 million increase in cell site and switch facility lease expense, a $3.5 million increase in customer service expense, and a $2.2 million increase in employee costs, all of which are as a result of the 29% growth in our customer base and the addition of 106 cell sites to our existing network infrastructure.

•	Expansion Markets. Expansion Markets cost of service increased $37.5 million to $38.9 million for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005. The increase was attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006, which contributed net additions of approximately 246,800 customers during the six months ended June 30, 2006. These activities resulted in a $9.4 million increase in cell site and switch facility lease expense, a $6.8 million increase in employee costs, $3.9 million increase in intercarrier compensation, $2.5 million in customer service expense and $2.4 million in long distance costs.
     Cost of Equipment. Cost of equipment increased $79.5 million, or 60%, to $212.9 million for the six months ended June 30, 2006 from $133.4 million for the six months ended June 30, 2005. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $40.2 million, or 30%, to $173.6 million for the six months ended June 30, 2006 from $133.4 million for the six months ended June 30, 2005. The increase in equipment cost is primarily attributable to the sale of higher cost handset models accounting for $18.2 million of the increase. The increase in gross customer additions during the six months ended of approximately 113,000 customers as well as the sale of new handsets to existing customers accounted for $22.0 million of the increase.

•	Expansion Markets. Expansion Markets cost of equipment was $39.3 million for the six months ended June 30, 2006. This cost is attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $34.5 million, or 45%, to $111.7 million for the six months ended June 30, 2006 from $77.2 million for the six months ended June 30, 2005. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses remained relatively flat with only a slight decrease of $0.1 million to $75.5 million for the six months ended June 30, 2006 from $75.6 million for the six months ended June 30, 2005. Selling expenses increased by $4.0 million, or approximately 14% for the first six months of 2006 compared to the six months ended June 30, 2005. General and administrative expenses decreased by $4.1 million, or approximately 9% for the six months ended June 30, 2006 compared to the same period in 2005. General and administrative expenses were higher in 2005 as they included substantial legal and accounting expenses associated with an internal investigation related to material weaknesses in our internal control over financial reporting as well as financial statement audits related to our restatement efforts, all of which is reflected in a decrease of approximately $2.3 million in legal and accounting and auditing expenses during 2006.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $34.6 million to $36.2 million for the six months ended June 30, 2006 from $1.6 million for the six months ended June 30, 2005. Selling expenses increased by $14.1 million for the first six months of 2006 compared to the six months ended June 30, 2005. This increase is related to marketing and advertising expenses associated with the launch of the Dallas/Ft. Worth and Detroit metropolitan areas. General and administrative expenses increased by $20.5 million for the six months ended June 30, 2006 compared to the same period in 2005 due to labor, rent, legal and professional fees and various administrative expenses incurred in relation to the launch of the Dallas/Ft. Worth, Detroit and Tampa/Sarasota metropolitan areas and build-out expenses related to Orlando and Los Angeles.
     Depreciation and Amortization. Depreciation and amortization expense increased $19.6 million, or 49%, to $59.6 million for the six months ended June 30, 2006 from $40.0 million for the six months ended June 30, 2005. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $12.6 million, or 32%, to $51.7 million for the six months ended June 30, 2006 from $39.1 million for the six months ended June 30, 2005. The increase related primarily to an increase in network infrastructure assets placed into service during the six months ended December 31, 2005 and the six months ended June 30, 2006, compared to the same period in 2005. We added 106 cell sites in our Core Markets in the first six months of 2006 to increase the capacity of our existing network and expand our footprint.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $6.2 million to $6.5 million for the six months ended June 30, 2006 from $0.3 million for the six months ended June 30, 2005. The increase is attributable to network infrastructure assets placed into service as a result of the launch of the Tampa/Sarasota, Dallas/Ft. Worth and Detroit metropolitan areas.

	Six Months
	Ended June 30,
Consolidated Data	2006	2005	Change
	(in thousands)

Loss (gain) on disposal of assets	$12,377	$(223,741)	106%
(Gain) loss on extinguishment of debt	(244)	46,448	(101)%
Interest expense	42,597	23,797	79%
Provision for income taxes	27,745	102,265	(73)%
Net income	41,359	159,281	(74)%
     Loss (Gain) on Disposal of Assets. In May 2005, we completed the sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area for cash consideration of $230.0 million. The sale of PCS spectrum resulted in a gain on disposal of asset in the amount of $228.2 million.
     (Gain) Loss on Extinguishment of Debt. In May 2005, we repaid all of the outstanding debt under our FCC notes, 10 3/4% Senior Notes and bridge credit agreement. As a result, we recorded a $1.9 million loss on the extinguishment of the FCC notes; a $34.0 million loss on extinguishment of the 10 3/4% Senior Notes and a $10.4 million loss on the extinguishment of the bridge credit agreement.
     Interest Expense. Interest expense increased $18.8 million, or 79%, to $42.6 million for the six months ended June 30, 2006 from $23.8 million for the six months ended June 30, 2005. The increase in interest expense was primarily due to increased average principal balance outstanding as a result of additional borrowings of $600.0 million in the second quarter of 2005 and an additional $150.0 million in the fourth quarter of 2005 under our First Lien Credit Agreement, maturing May 31, 2011, and our Second Lien Credit Agreement, maturing May 31, 2012 (collectively the “Credit Agreements”). Interest expense also increased due to the weighted average interest rate increasing to 10.52% for the six months ended June 30, 2006 compared to 8.74% for the six months ended June 30, 2005. The increase in interest expense was partially offset by the capitalization of $4.0 million of interest during the six months ended June 30, 2006, compared to $1.4 million of interest capitalized during the same period in 2005. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of our additional Expansion Markets.
     Provision for Income Taxes. Income tax expense for six months ended June 30, 2006 decreased to $27.7 million, which is approximately 40% of our income before provision for income taxes. For the six months ended June 30, 2005 the provision for income taxes was $102.3 million, or approximately 39% of income before provision for income taxes. The six months ended June 30, 2005 included a gain on the sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area in the amount of $228.2 million.
     Net Income. Net income decreased $117.9 million, or 74%, to $41.4 million for the six months ended June 30, 2006 compared to $159.3 million for the six months ended June 30, 2005. The significant decrease is primarily attributable to our non-recurring sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area in May 2005 for cash consideration of $230.0 million. The sale of PCS spectrum resulted in a gain on disposal of assets in the amount of $139.2 million, net of income taxes.
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
     The following table shows consolidated metric information for the three and six months ended June 30, 2005 and 2006.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006

Customers:
End of period	1,645,174	2,418,909	1,645,174	2,418,909
Net additions	77,205	248,850	246,441	494,288
Churn:
Average monthly rate	5.1%	4.5%	4.7%	4.5%
ARPU	$42.32	$42.86	$42.44	$42.98
CPGA	$101.63	$122.20	$100.85	$114.56
CPU	$18.50	$19.78	$18.90	$19.93
     Customers. Net customer additions were 248,850 for the three months ended June 30, 2006, compared to 77,205 for the three months ended June 30, 2005, an increase of 222.0%. Net customer additions were 494,288 for the six months ended June 30, 2006, compared to 246,441 for the six months ended June 30, 2005, an increase of 101%. Total customers were 2,418,909 as of June 30, 2006, an increase of 47% over the customer total as of June 30, 2005 and 26% over the customer total as of December 31, 2005.
     Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a 1 to 2 year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count that phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended June 30, 2006 was 4.5% compared to 5.1% for the three months ended June 30, 2005. Churn for the six months ended June 30, 2006 was 4.5% compared to 4.7% for the six months ended June 30, 2005. Based upon a change in the allowable return period from 7 days to 30 days, we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. This revision reduces deactivations and gross customer additions commencing March 23, 2006, and reduces churn. We estimated that churn computed under the original 7 day allowable return period would have been 5.2% and 4.8% for the three and six months ended June 30, 2006, respectively.
     Average Revenue Per User. ARPU represents (a) service revenues less activation revenues, E-911, Federal Universal Service Fund, or FUSF, and vendor’s compensation charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $42.86 and $42.32 for the three months ended June 30, 2006 and 2005, respectively, an increase of $0.54, or 1%. ARPU was $42.98 and $42.44 for the six months ended June 30, 2006 and 2005, respectively, an increase of $0.54, or 1%. The increase in ARPU was primarily the result of attracting customers to higher priced service plans, which include unlimited nationwide long distance for $40 per month as well as unlimited nationwide long distance and certain calling and data features on an unlimited basis for $45 per month.
     Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs have increased to $122.20 for the three months ended June 30, 2006 from $101.63 for the three months ended June 30, 2005, which was primarily driven by the selling expenses associated with the launch of the Tampa/Sarasota, Dallas/Ft. Worth and Detroit metropolitan areas. CPGA costs have increased to $114.56 for the six months ended June 30, 2006 from $100.85 for the six months ended June 30, 2005, which was primarily driven by the selling expenses associated with the launch of the Tampa/Sarasota, Dallas/Ft. Worth and Detroit metropolitan areas. In addition, on January 23, 2006, we revised the terms of our return policy from 7 days to 30 days, and as a result we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. The estimated effect of this revision, commencing March 23, 2006, reduces deactivations and gross customer additions and increases CPGA. CPGA computed under the original 7 day allowable return period would have been $113.11 and $109.51 for the three and six months ended June 30, 2006, respectively.
     Cost Per User. CPU is the cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the sum of the average monthly number of customers during such period. CPU for the three months ended June 30, 2006 and 2005 was $19.78 and $18.50, respectively. CPU for the six months ended June 30, 2006 and 2005 was $19.93 and $18.90, respectively. We continue to achieve cost benefits due to the increasing scale of our business. However these benefits have been offset by a combination of the construction and launch expenses associated with our Expansion Markets, which contributed approximately $4.01 and $3.56 of additional CPU for the three and six months ended June 30, 2006, respectively. In addition, CPU has increased historically due to costs associated with higher ARPU service plans such as those related to unlimited nationwide long distance.
Core Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	($ in thousands)
Core Markets Customers:
End of period	1,645,174	2,119,168	1,645,173	2,119,168
Net additions	77,205	63,618	246,441	247,503
Core Markets Adjusted EBITDA	$84,321	$127,182	$152,357	$236,302
Core Markets Adjusted EBITDA as a Percent of Service Revenues	39.6%	45.2%	37.2%	43.3%

     We launched our service initially in 2002 in the greater Miami, Atlanta, Sacramento and San Francisco metropolitan areas. Our Core Markets have a licensed population of approximately 25 million, of which our networks currently cover approximately 22 million. In addition, we had positive adjusted earnings before interest, taxes, depreciation and amortization, gain/loss on disposal of assets, accretion of put option in majority-owned subsidiary, gain/loss on extinguishment of debt, cumulative effect of change in accounting principle and non-cash stock-based compensation, or Adjusted EBITDA, in our Core Markets after only four full quarters of operations.
     Customers. Net customer additions in our Core Markets were 63,618 for the three months ended June 30, 2006, compared to 77,205 for the three months ended June 30, 2005. Net customer additions in our Core Markets were 247,503 for the six months ended June 30, 2006, compared to 246,441 for the six months ended June 30, 2005. Total customers were 2,119,168 as of June 30, 2006, an increase of 29% over the customer total as of June 30, 2005 and 14% over the customer total as of December 31, 2005. This increase is primarily attributable to the continued demand for our service offering.
     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended June 30, 2006, Core Markets Adjusted EBITDA was $127.2 million compared to $84.3 million for the same period in 2005. For the six months ended June 30, 2006, Core Markets Adjusted EBITDA was $236.3 million compared to $152.4 million for the same period in 2005. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the three months ended June 30, 2006 and 2005 were 45.2% and 39.6%, respectively. Core Markets Adjusted EBITDA as a percent of service revenues for the six months ended June 30, 2006 and 2005 were 43.3% and 37.2%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.
Expansion Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Expansion Markets:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	($ in thousands)
Expansion Markets Customers:
End of period	—	299,741	—	299,741
Net additions	—	185,232	—	246,785
Expansion Markets Adjusted EBITDA (Deficit)	$(2,105)	$(36,596)	$(3,005)	$(59,282)
     Customers. Net customer additions in our Expansion Markets were 185,232 for the three months ended June 30, 2006. Net customer additions in our Expansion Markets were 246,785 for the six months ended June 30, 2006. Total customers were 299,741 as of June 30, 2006, an increase of 466% over the customer total as of December 31, 2005. The increase in customers was primarily attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the launch of the Dallas/Ft. Worth metropolitan area in March 2006 and the launch of the Detroit metropolitan area in April 2006.
     Adjusted EBITDA Deficit. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended June 30, 2006, Expansion Markets Adjusted EBITDA deficit was $36.6 million compared to $2.1 million for the same period in 2005. For the six months ended June 30, 2006, Expansion Markets Adjusted EBITDA deficit was $59.3 million compared to $3.0 million for the same period in 2005. The increases in Adjusted EBITDA deficit, when compared to the same periods in the previous year, are attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the launch of the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006, as well as expenses associated with the construction of the Orlando and Los Angeles metropolitan areas.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(in thousands,
	except average numbers of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$212,697	$307,843	$409,595	$583,260
Less:
Activation revenues	(1,656)	(1,979)	(3,237)	(3,903)
E-911, FUSF and vendor’s compensation charges	(6,286)	(10,752)	(12,362)	(19,710)

Net service revenues	$204,755	$295,112	$393,996	$559,647
Divided by: Average number of customers	1,612,932	2,295,249	1,547,385	2,170,180

ARPU	$42.32	$42.86	$42.44	$42.98

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(in thousands, except gross customer
		additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$14,482	$26,437	$28,597	$46,734
Less: Activation revenues	(1,656)	(1,979)	(3,237)	(3,903)
Less: Equipment revenues	(37,992)	(60,351)	(77,050)	(114,395)
Add: Equipment revenue not associated with new customers	17,767	26,904	34,433	51,768
Add: Cost of equipment	65,287	112,005	133,389	212,916
Less: Equipment costs not associated with new customers	(24,881)	(34,669)	(46,961)	(70,033)

Gross addition expenses	$33,007	$68,347	$69,171	$123,087
Divided by: Gross customer additions	324,777	559,309	685,856	1,074,462

CPGA	$101.63	$122.20	$100.85	$114.56

     CPU — Cost per user, or CPU, is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)) exclusive of E-911, FUSF and vendor’s compensation charges, divided by the sum of the average monthly number of customers during such period. CPU does not include any depreciation and amortization expense. Management uses CPU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CPU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless providers. We believe investors use CPU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless providers. Other wireless carriers may calculate this measure differently. The following table reconciles total costs used in the calculation of CPU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CPU.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(in thousands, except average number
		of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$65,944	$107,497	$129,678	$199,987
Add: General and administrative expense	24,860	33,827	48,594	64,967
Add: Net loss on equipment transactions unrelated to initial customer acquisition	7,114	7,765	12,528	18,266
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(2,100)	(2,158)	(2,965)	(3,969)
Less: E-911, FUSF and vendor’s compensation revenues	(6,286)	(10,752)	(12,362)	(19,710)

Total costs used in the calculation of CPU	$89,532	$136,179	$175,473	$259,541
Divided by: Average number of customers	1,612,932	2,295,249	1,547,385	2,170,180

CPU	$18.50	$19.78	$18.90	$19.93

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, proceeds from our recent sale of 9 1/4% senior notes and our senior secured credit facility. At June 30, 2006, we had a total of approximately $420.5 million in cash, cash equivalents and short-term investments.
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
     The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the first six months of 2006 were approximately $307.3 million and aggregate capital expenditures for 2005 were approximately $266.5 million. These expenditures were primarily associated with the construction of the network infrastructure in our Expansion Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites and switches. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new Expansion Markets have attractive demographics which will result in increased revenues.
     As of June 30, 2006, we owed an aggregate of $900 million under our Credit Agreements. In addition, in connection with our payment of the purchase price for the Auction 66 licenses in October 2006, certain of our subsidiaries borrowed $1.25 billion under a secured bridge credit facility and an additional $250 million under an unsecured bridge credit facility. See “—Bridge Credit Facilities” below. The funds borrowed under the bridge credit facilities were used primarily to pay the aggregate purchase price of approximately $1.4 billion for the Auction 66 licenses. In November 2006, we consummated the sale of $1.0 billion in aggregate principal amount of 9 1/4% senior notes and entered into a senior secured credit facility, pursuant to which we may borrow up to $1.7 billion. We borrowed $1.6 billion under our senior secured credit facility concurrently with the closing of the sale of the 9 1/4% senior notes and used the amount borrowed, together with the net proceeds from the sale of the 9 1/4% senior notes, to repay all amounts owed under the Credit Agreements and the bridge credit facilities and to pay the related premiums, fees and expenses and we intend to use the remaining amounts for general corporate purposes.
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
     The following table shows the calculation of consolidated Adjusted EBITDA, as defined in our senior secured credit facility for the six months ended June 30, 2005 and 2006.

	Six Months
	Ended June 30,
	2005	2006
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$159,281	$41,359
Adjustments:
Depreciation and amortization	39,984	59,576
(Gain) loss on disposal of assets	(223,741)	12,377
Stock-based compensation expense (1)	2,965	3,969
Interest expense	23,797	42,597
Accretion of put option in majority-owned subsidiary (1)	125	360
Interest and other income	(1,772)	(10,719)
Loss (gain) on extinguishment of debt	46,448	(244)
Provision for income taxes	102,265	27,745

Consolidated Adjusted EBITDA	$149,352	$177,020

(1)	Represents a non-cash expense.
     In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the six months ended June 30, 2005 and 2006.

	Six Months
	Ended June 30,
	2005	2006
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$152,021	$199,068
Adjustments:
Interest expense	23,797	42,597
Non-cash interest expense	(3,627)	(776)
Interest and other income	(1,772)	(10,719)
Provision for uncollectible accounts receivable	39	(111)
Deferred rent expense	(1,827)	(3,376)
Cost of abandoned cell sites	(107)	(638)
Accretion of asset retirement obligation	(53)	(298)
Loss (gain) on sale of investments	(49)	1,268
Provision for income taxes	102,265	27,745
Deferred income taxes	(101,011)	(26,496)
Changes in working capital	(20,324)	(51,244)

Consolidated Adjusted EBITDA	$149,352	$177,020

     In connection with the closing of the sale of the 9 1/4% senior notes, the entry into our senior secured credit facility and the repayment of all amounts outstanding under our Credit Agreements and bridge credit facilities, we consummated a concurrent restructuring transaction. As a result of the restructuring transaction, MetroPCS Wireless, Inc. became a wholly-owned direct subsidiary of MetroPCS, Inc. (formerly MetroPCS V, Inc.), which is a wholly-owned direct subsidiary of MetroPCS Communications, Inc. MetroPCS Communications, Inc. and MetroPCS, Inc. guaranteed the 9 1/4% senior notes and the obligations under the senior secured credit facility. MetroPCS, Inc. also pledged the capital stock of MetroPCS Wireless, Inc. as security for the obligations under the senior secured credit facility. All of our FCC licenses and our 85% limited liability company member interest in Royal Street Communications are now held by MetroPCS Wireless, Inc. and its wholly-owned subsidiaries.

      Operating Activities
     Cash provided by operating activities was $199.1 million during the six months ended June 30, 2006 compared to $152.0 million during the six months ended June 30, 2005. The increase was primarily attributable to a 160% increase in net income during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, adjusted for the $228.2 million gain on the sale of a 10 MHz portion of our 30 MHz PCS license for the San Francisco-Oakland-San Jose basic trading area. The timing of payments on accounts payable and accrued expenses in the six months ended June 30, 2006, as well as an increase in deferred revenues as a result of the increase in customers during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 also contributed to the increase in cash provided by operating activities.
      Investing Activities
     Cash used in investing activities was $203.1 million during the six months ended June 30, 2006 compared to $634.3 million during the six months ended June 30, 2005. The decrease was due primarily to a $499.4 million decrease in purchases of FCC licenses, partially offset by a $207.4 million increase in purchases of property and equipment related to the construction of the Expansion Markets.
      Financing Activities
     Cash provided by financing activities was $27.9 million during the six months ended June 30, 2006 compared to $514.4 million during the six months ended June 30, 2005. This decrease was due primarily to the net proceeds from the Credit Agreements during the first six months of 2005.
      First and Second Lien Credit Agreements
     As of June 30, 2006, there was a total of $900 million outstanding under the Credit Agreements, which is reported as long-term debt on the consolidated balance sheets included elsewhere in this report.
     The terms of the Credit Agreements required us to enter into an interest rate cap agreement in an amount equal to at least 50% of the aggregate debt outstanding thereunder. On June 27, 2005, we entered into a three-year interest rate cap agreement to mitigate the impact of interest rate changes. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate. At June 30, 2006, the interest rate cap agreement had a notional value of $450.0 million and we will receive payments on a semiannual basis if the six-month LIBOR interest rate exceeds 3.75% through January 1, 2007 and 6.00% through the agreement maturity date of July 1, 2008. We paid $1.9 million upon execution of the interest rate cap agreement. This financial instrument is reported in long-term investments at fair market value on the consolidated balance sheets included elsewhere in this report, which was $7.1 million as of June 30, 2006.
     On November 3, 2006, we paid the lenders under the Credit Agreements $931.5 million plus accrued interest of $8.6 million to extinguish the aggregate outstanding principal balance under the Credit Agreements. As a result, we recorded a loss on extinguishment of debt in the amount of approximately $42.7 million.
     On November 21, 2006, we terminated the interest rate cap agreement that was required by our Credit Agreements. We received approximately $4.3 million upon termination of the agreement. The proceeds from the termination of the agreement approximated carrying value and accordingly, no gain or loss was recognized upon disposition.
      Bridge Credit Facilities
     In July 2006, MetroPCS II, Inc., or MetroPCS II, an indirect wholly-owned subsidiary of MetroPCS Communications, Inc. (which has since merged into MetroPCS Wireless, Inc.), entered into an Exchangeable Senior Secured Credit Agreement and Guaranty Agreement, dated as of July 13, 2006, or the secured bridge credit facility. The aggregate credit commitments available under the secured bridge credit facility total $1.25 billion. On July 14, 2006, the lenders funded $200.0 million under the secured bridge credit facility. On October 3, 2006, the lenders funded an additional $80.0 million under the secured bridge credit facility. On October 18, 2006, the lenders funded the remaining $970.0 million under the secured bridge credit facility.
     On November 3, 2006, MetroPCS II repaid the aggregate outstanding principal balance under the secured bridge credit facility of $1.25 billion and accrued interest of $5.9 million. As a result, MetroPCS II recorded a loss on extinguishment of debt of approximately $7.0 million.
     In October 2006, MetroPCS IV, Inc., an indirect wholly-owned subsidiary of MetroPCS Communications, Inc. (which has since merged into MetroPCS Wireless, Inc.), entered into an additional Exchangeable Senior Unsecured Bridge Credit Facility, or the unsecured bridge credit facility. The aggregate credit commitments available under the unsecured bridge credit facility total $250 million. On October 18, 2006, the lenders funded the $250 million available under the unsecured bridge credit facility.

     On November 3, 2006, MetroPCS IV, Inc. repaid the aggregate outstanding principal balance under the unsecured bridge credit facility of $250.0 million and accrued interest of $1.2 million. As a result, MetroPCS IV, Inc. recorded a loss on extinguishment of debt of approximately $2.4 million.
      Senior Secured Credit Facility
     MetroPCS Wireless, Inc., a wholly-owned subsidiary of MetroPCS, entered into the senior secured credit facility on November 3, 2006. The senior secured credit facility consists of a $1.6 billion term loan facility and a $100 million revolving credit facility. The term loan facility is repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature seven years following the date of its execution in November 2006. The revolving credit facility will mature five years following the date of its execution in November 2006.
     The facilities under the senior secured credit agreement are guaranteed by MetroPCS Communications, Inc., MetroPCS, Inc. and each of MetroPCS Wireless, Inc.’s direct and indirect present and future wholly-owned domestic subsidiaries. The facilities are not guaranteed by Royal Street, but MetroPCS Wireless, Inc. pledged the promissory note that Royal Street Communications had given it in connection with amounts borrowed by Royal Street Communications from MetroPCS Wireless, Inc. and the non-controlling 85% limited liability company member interest we hold in Royal Street Communications. The senior secured credit facility contains customary events of default, including cross defaults. The obligations are also secured by the capital stock of MetroPCS Wireless, Inc. as well as substantially all of MetroPCS Wireless, Inc.’s present and future assets and each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions).
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
     On November 21, 2006, MetroPCS Wireless, Inc. entered into a three-year interest rate protection agreement to manage its interest rate risk exposure and fulfill a requirement of its senior secured credit facility. The agreement is effective on February 1, 2007, covers a notional amount of $1.0 billion and effectively converts this portion of MetroPCS Wireless, Inc.’s variable rate debt to fixed rate debt at an annual rate of 7.419%, leaving $600.0 million in variable rate debt. The interest rate protection agreement expires on February 1, 2010.
     On February 20, 2007, MetroPCS Wireless, Inc. entered into an amendment to the senior secured credit facility. Under the amendment, the margin used to determine the senior secured credit facility interest rate was reduced to 2.25% from 2.50%.
      9 1/4% Senior Notes Due 2014
     On November 3, 2006, MetroPCS Wireless, Inc. also consummated the sale of $1.0 billion principal amount of its 9 1/4% senior notes due 2014. The 9 1/4% senior notes are unsecured obligations and are guaranteed by MetroPCS Communications, Inc., MetroPCS, Inc., and all of MetroPCS Wireless, Inc.’s direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the 9 1/4% senior notes on May 1 and November 1 of each year, beginning with May 1, 2007. MetroPCS Wireless, Inc. may, at its option, redeem some or all of the 9 1/4% senior notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the 9 1/4% senior notes. In addition, MetroPCS Wireless, Inc. may also redeem up to 35% of the aggregate principal amount of the 9 1/4% senior notes with the net cash proceeds of certain sales of equity securities, including the sale of common stock.

      Capital Expenditures and Other Asset Acquisitions and Dispositions
     Capital Expenditures. We and Royal Street incurred approximately $550.7 million in capital expenditures for the year ending December 31, 2006. We and Royal Street currently expect to incur approximately $650 million in capital expenditures for the year ending December 31, 2007 in our Core and Expansion Markets.
     During the six months ended June 30, 2006, we and Royal Street incurred $307.3 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Expansion Markets.
     During the year ended December 31, 2005, we had $266.5 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Tampa/Sarasota, Dallas/Ft. Worth and Detroit Expansion Markets.
     Other Acquisitions and Dispositions. On May 11, 2005, we completed the sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area for cash consideration of $230.0 million. The sale was structured as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, through which our right, title and interest in and to the divested PCS spectrum was exchanged for the PCS spectrum acquired in Dallas/Ft. Worth, Texas and Detroit, Michigan through a license purchase agreement for an aggregate purchase price of $230.0 million. The purchase of the PCS spectrum in Dallas/Ft. Worth and Detroit was accomplished in two steps with the first step of the exchange occurring on February 23, 2005 and the second step occurring on May 11, 2005 when we consummated the sale of 10 MHz of PCS spectrum for the San Francisco-Oakland-San Jose basic trading area. The sale of PCS spectrum resulted in a gain on disposal of asset in the amount of $228.2 million.
     On July 7, 2005, we acquired a 10 MHz F-Block PCS license for Grayson and Fannin counties in the basic trading area of Sherman-Denison, Texas for an aggregate purchase price of $0.9 million.
     On August 12, 2005, we closed on the purchase of a 10 MHz F-Block PCS license in the basic trading area of Bakersfield, California for an aggregate purchase price of $4.0 million.
     On December 21, 2005, the FCC granted Royal Street Communications 10 MHz of PCS spectrum in the Los Angeles, California; Orlando, Lakeland-Winter Haven, Jacksonville, Melbourne-Titusville, and Gainesville, Florida basic trading areas. Royal Street Communications, as the high bidder in Auction 58, had previously paid approximately $294.0 million to the FCC for these PCS licenses.
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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” (“SAB 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies may record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are required to adopt this interpretation by December 31, 2006. The adoption of this statement did not have any impact on our financial condition or results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS No. 159 on January 1, 2008. We have not completed our evaluation of the effect of SFAS No. 159.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not routinely enter into derivatives or other financial instruments for trading, speculative or hedging purposes, unless it is required by our credit agreements. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.
     At June 30, 2006, we had $900.0 million in outstanding indebtedness under our Credit Agreements that bears interest at floating rates tied to a fixed spread to the London Inter Bank Offered Rate. The interest rates on the outstanding debt under our Credit Agreements as of June 30, 2006 were 9.50% for the First Lien Credit Agreement and 12.00% for the Second Lien Credit Agreement. If market interest rates increase 100 basis points over the rates in effect at June 30, 2006, annual interest expense would increase $9.0 million.

     The terms of our Credit Agreements required that we enter into an interest rate cap agreement in an amount equal to at least 50% of the aggregate debt outstanding thereunder. In June 2005, we entered into a three-year interest rate cap agreement to reduce the impact of interest rate changes on $450.0 million of the debt outstanding under the Credit Agreements. Under the terms of the interest rate cap agreement, we will receive payments on a semi-annual basis if the six-month LIBOR interest rate exceeds 3.75% through January 1, 2007 and 6.00% through the agreement maturity date of July 1, 2008. We paid $1.9 million upon execution of the three-year interest rate cap agreement.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(e), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2006, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, issued to Leap. The complaint seeks both injunctive relief and monetary damages for our alleged infringement of such patent. On August 3, 2006, we (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap and certain of its related entities, including Leap’s CEO. We have also tendered Leap’s claims to the manufacturer of our network infrastructure equipment for indemnity and defense. In our counterclaims, we claim that we do not infringe any valid or enforceable claim of the ‘497 Patent. Certain of the Leap defendants, including its CEO, answered our counterclaims on October 13, 2006. In its answer, Leap and its CEO denied our allegations and asserted affirmative defenses to our counterclaims. In connection with denying a motion to dismiss by certain individual defendants, the court concluded that our claims against those defendants were compulsory counterclaims. On April 3, 2007 the Court held a Scheduling Conference at which the Court set the date for the claim construction hearing for January 2008 and the trial date for August 2008. We plan to vigorously defend against Leap’s claims relating to the ‘497 Patent.
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
     On August 15, 2006, we filed a separate action in the California Superior Court, Stanislaus County, Case No. 382780, against Leap and others for unfair competition, misappropriation of trade secrets, interference with contracts, breach of contract, intentional interference with prospective business advantage, and trespass. In this suit we seek monetary and punitive damages and injunctive relief. Defendants responded to our complaint by filing demurrers on or about January 5, 2007 requesting that the Court dismiss the complaint. On February 1, 2007, the Court granted the demurrers in part and granted us leave to amend the complaint. We filed a First Amended Complaint on February 27, 2007. Defendant’s response to the First Amended Complaint was due March 28, 2007. Defendants responded by filing demurrers on March 28, 2007, requesting that the Court dismiss our First Amended Complaint. The demurrers are set for hearing on May 2, 2007. We intend to vigorously prosecute this complaint.
     On September 22, 2006, Royal Street filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent is invalid and not being infringed upon by Royal Street. Leap responded to Royal Street’s complaint by filing a motion to dismiss Royal Street’s complaint for lack of subject matter jurisdiction or, in the alternative, that the action be transferred to the United States District Court for the Eastern District of Texas, Marshall Division where Leap has brought suit against us under the same patent. Royal Street has responded to this motion. The Court has set a trial date in October 2008.
          In addition, we are involved in litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. We are not currently party to any other pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Form 10-K filed with the SEC on March 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
      In May 2006, we sought the written consent of the holders of Series D Preferred Stock to the designation of the representative of such shareholders to our Board of Directors in accordance with the Company’s Second Amended and Restated Stockholders Agreement, dated as of August 30, 2005 (the “Stockholders Agreement”). On May 31, 2006, we received the written consent of the holders of greater than a majority of our outstanding Series D Preferred Stock approving Mr. Walker Simmons as their designee to our Board of Directors. In accordance with the Stockholders Agreement, Mr, Simmons was appointed to our Board of Directors on June 28, 2006.
Item 5. Other Information
     In July 2006, MetroPCS II, Inc., a wholly-owned subsidiary of the Company (which has since merged into MetroPCS Wireless, Inc.), entered into an Exchangeable Senior Secured Credit Agreement and Guaranty Agreement, dated as of

July 13, 2006, or the secured bridge credit facility. The aggregate credit commitments available under the secured bridge credit facility total $1.25 billion. On July 14, 2006, the lenders funded $200.0 million under the secured bridge credit facility. On October 3, 2006, the lenders funded an additional $80.0 million under the secured bridge credit facility. On October 18, 2006, the lenders funded the remaining $970.0 million under the secured bridge credit facility. The funds borrowed under the bridge credit facilities were used primarily to pay the aggregate purchase price of approximately $1.4 billion for the licenses we acquired in FCC Auction 66.
     On November 3, 2006, MetroPCS II repaid the aggregate outstanding principal balance under the secured bridge credit facility of $1.25 billion and accrued interest of $5.9 million. As a result, MetroPCS II recorded a loss on extinguishment of debt of approximately $7.0 million.
Item 6. Exhibits

Exhibit
Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.
Date: April 9, 2007	By:	/s/ Roger D. Linquist
Roger D. Linquist
President and Chief Executive Officer

Date: April 9, 2007	By:	/s/ J. Braxton Carter
J. Braxton Carter
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”