Form 10-Q
period 2006-09-30
METROPCS COMMUNICATIONS INC
filed 2007-04-09
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number
000-50869
METROPCS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0836269
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8144 Walnut Hill Lane, Suite 800
Dallas, Texas	75231-4388
(Address of principal executive offices)	(Zip Code)
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
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	September 30,	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$116,265	$112,709
Short-term investments	229,546	390,422
Inventories, net	39,648	39,431
Accounts receivable (net of allowance for uncollectible accounts of $1,806 and $2,383 at September 30, 2006 and December 31, 2005, respectively)	23,506	16,028
Prepaid expenses	25,854	21,430
Deferred charges	21,442	13,270
Deferred tax asset	10,365	2,122
Other current assets	22,870	16,690

Total current assets	489,496	612,102
Property and equipment, net	1,207,982	831,490
Restricted cash and investments	6,163	2,920
Long-term investments	2,272	5,052
FCC licenses	681,475	681,299
Microwave relocation costs	9,187	9,187
Long-term deposits	200,165	84
Other assets	29,434	16,847

Total assets	$2,626,174	$2,158,981

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$281,789	$174,220
Current maturities of long-term debt	200,000	2,690
Deferred revenue	78,600	56,560
Other current liabilities	2,989	2,147

Total current liabilities	563,378	235,617
Long-term debt, net	902,594	902,864
Deferred tax liabilities	196,314	146,053
Deferred rents	20,104	14,739
Redeemable minority interest	3,823	1,259
Other long-term liabilities	24,023	20,858

Total liabilities	1,710,236	1,321,390
COMMITMENTS AND CONTINGENCIES (See Note 11)
SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 4,000,000 shares designated, 3,500,993 shares issued and outstanding at September 30, 2006 and December 31, 2005; Liquidation preference of $442,093 and $426,382 at September 30, 2006 and December 31, 2005, respectively	437,955	421,889
SERIES E CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 500,000 shares designated, 500,000 shares issued and outstanding at September 30, 2006 and December 31, 2005; Liquidation preference of $53,263 and $51,019 at September 30, 2006 and December 31, 2005, respectively	50,294	47,796
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 25,000,000 shares authorized, 4,000,000 of which have been designated as Series D Preferred Stock and 500,000 of which have been designated as Series E Preferred Stock; no shares of preferred stock other than Series D & E Preferred Stock (presented above) issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common Stock, par value $0.0001 per share, 300,000,000 shares authorized, 156,213,663 and 155,327,094 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	16	15
Additional paid-in capital	157,701	149,584
Deferred compensation	—	(178)
Retained earnings	268,762	216,702
Accumulated other comprehensive income	1,210	1,783

Total stockholders’ equity	427,689	367,906

Total liabilities and stockholders’ equity	$2,626,174	$2,158,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Service revenues	$332,920	$221,615	$916,179	$631,209
Equipment revenues	63,196	41,940	177,592	118,990

Total revenues	396,116	263,555	1,093,771	750,199

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $33,315, $20,260, $87,602 and $57,270, shown separately below)	113,524	72,261	313,510	201,940
Cost of equipment	117,982	77,140	330,898	210,529
Selling, general and administrative expenses (excluding depreciation and amortization expense of $3,296, $1,651, $8,585 and $4,625, shown separately below)	60,220	39,016	171,921	116,206
Depreciation and amortization	36,611	21,911	96,187	61,895
(Gain) loss on disposal of assets	(1,615)	5,449	10,763	(218,292)

Total operating expenses	326,722	215,777	923,279	372,278

Income from operations	69,394	47,778	170,492	377,921

OTHER EXPENSE (INCOME):
Interest expense	24,811	17,069	67,408	40,867
Accretion of put option in majority-owned subsidiary	203	62	564	187
Interest and other income	(4,386)	(3,105)	(15,106)	(4,876)
(Gain) loss on extinguishment of debt	—	—	(244)	46,448

Total other expense	20,628	14,026	52,622	82,626

Income before provision for income taxes	48,766	33,752	117,870	295,295

Provision for income taxes	(19,500)	(13,196)	(47,245)	(115,460)

Net income	29,266	20,556	70,625	179,835

Accrued dividends on Series D Preferred Stock	(5,295)	(5,295)	(15,711)	(15,711)
Accrued dividends on Series E Preferred Stock	(756)	(263)	(2,244)	(263)
Accretion on Series D Preferred Stock	(118)	(118)	(355)	(355)
Accretion on Series E Preferred Stock	(85)	(30)	(254)	(30)

Net income applicable to Common Stock	$23,012	$14,850	$52,061	$163,476

Net income	$29,266	$20,556	$70,625	$179,835
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(330)	64	(847)	104
Unrealized (loss) gain on cash flow hedging derivative, net of tax	(335)	1,495	896	1,495
Reclassification adjustment for gains included in net income, net of tax	(107)	(30)	(622)	(30)

Comprehensive income	$28,494	$22,085	$70,052	$181,404

Net income per common share: (See Note 10)
Basic	$0.08	$0.06	$0.19	$0.67

Diluted	$0.08	$0.05	$0.19	$0.58

Weighted average shares:
Basic	156,003,088	130,982,204	155,672,061	130,552,251

Diluted	159,644,818	152,259,743	159,525,993	152,030,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,625	$179,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,187	61,895
Provision for (recovery of) uncollectible accounts receivable	64	(38)
Deferred rent expense	5,365	3,091
Cost of abandoned cell sites	2,069	251
Non-cash interest expense	3,702	3,766
Loss (gain) on disposal of assets	10,763	(218,292)
(Gain) loss on extinguishment of debt	(244)	46,448
(Gain) loss on sale of investments	(1,875)	49
Accretion of asset retirement obligation	469	103
Accretion of put option in majority-owned subsidiary	564	187
Deferred income taxes	41,792	113,580
Stock-based compensation expense	7,750	3,302
Changes in assets and liabilities:
Inventories	(220)	14,825
Accounts receivable	(7,542)	(3,721)
Prepaid expenses	(7,365)	(1,890)
Deferred charges	(8,172)	(4,443)
Other assets	(2,974)	(4,804)
Accounts payable and accrued expenses	49,121	40,060
Deferred revenue	22,055	10,830
Other liabilities	2,554	1,981

Net cash provided by operating activities	284,688	247,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(453,864)	(204,450)
Change in prepaid purchases of property and equipment	2,427	(4,336)
Proceeds from sale of property and equipment	2,548	123
Purchase of investments	(737,088)	(427,732)
Proceeds from sale of investments	900,189	171,725
Change in restricted cash and investments	(3,291)	(50,510)
Purchases of FCC licenses	(176)	(235,330)
Deposit to FCC for licenses	(200,000)	(268,599)
Proceeds from sale of FCC licenses	—	230,000

Net cash used in investing activities	(489,255)	(789,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	22,993	11,105
Proceeds from bridge credit agreements	200,000	540,000
Proceeds from credit agreements	—	750,000
Payment upon execution of cash flow hedging derivative	—	(1,899)
Debt issuance costs	(15,313)	(28,801)
Repayment of debt	(2,446)	(753,080)
Proceeds from minority interest in majority-owned subsidiary	2,000	—
Proceeds from issuance of preferred stock, net of issuance costs	—	46,688
Proceeds from exercise of stock options and warrants	889	764

Net cash provided by financing activities	208,123	564,777

INCREASE IN CASH AND CASH EQUIVALENTS	3,556	22,683
CASH AND CASH EQUIVALENTS, beginning of period	112,709	22,477

CASH AND CASH EQUIVALENTS, end of period	$116,265	$45,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because Royal Street is a variable interest entity and the Company will absorb all of Royal Street’s expected losses. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements. The redeemable minority interest in Royal Street is included in long-term liabilities. The condensed consolidated interim balance sheets as of September 30, 2006 and December 31, 2005, the condensed consolidated interim statements of income and comprehensive income and cash flows for the periods ended September 30, 2006 and 2005, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), the Company has recognized stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted to employees. SFAS No. 1 23(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations (“APB No. 25”). The Company adopted SFAS No. 123(R) on January 1, 2006. Stock-based compensation expense recognized under SFAS No. 123(R) was $3.8 million and $7.8 million for the three and nine months ended September 30, 2006, respectively.
2 . Share-Based Payments:
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
     MetroPCS has two stock option plans (the “Option Plans”) under which it grants options to purchase common stock of MetroPCS: the Second Amended and Restated 1995 Stock Option Plan, as amended (“1995 Plan”), and the Amended and Restated 2004 Equity Incentive Compensation Plan, as amended (“2004 Plan”). The 1995 Plan was terminated in November 2005 and no further awards can be made under the 1995 Plan, but all options granted before November 2005 will remain valid in accordance with their original terms. As of September 30, 2006, the maximum number of shares reserved for the 2004 Plan was 14,100,000 shares. In December 2006, the 2004 Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 14,100,000 to a total of 18,600,000 shares. In February 2007, the 2004 Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 18,600,000 to a total of 40,500,000 shares. Vesting periods and terms for stock option grants are determined by the plan administrator, which is MetroPCS’ Board of Directors for the 1995 Plan and the Compensation Committee of the Board of Directors of MetroPCS for the 2004 Plan. No option granted under the 1995 Plan have a term in excess of fifteen years and no option granted under the 2004 Plan shall have a term in excess of ten years. Options granted during the three and nine months ended September 30, 2006 and 2005 have a vesting period of three to four years.
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
     The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected volatility	45.00%	50.00%	45.00%	50.00%
Risk-free interest rate	4.70%	4.11%	4.76%	4.11%
Expected lives in years	5.00	5.00	5.00	5.00

Weighted-average fair value of options:
Granted at fair value	$3.96	$3.44	$3.37	$3.44
Weighted-average exercise price of options:
Granted at fair value	$8.67	$7.14	$7.37	$7.13
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     A summary of the status of the Company’s Option Plans as of September 30, 2006 and 2005, and changes during the nine month periods then ended, is presented in the table below:

	As of September 30,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of period	14,502,210	$4.18	32,448,855	$0.92
Granted	3,822,939	$7.37	4,982,385	$7.13
Exercised	(315,774)	$2.82	(298,215)	$2.01
Forfeited	(1,104,162)	$4.00	(967,344)	$4.03

Outstanding, end of period	16,905,213	$4.94	36,165,681	$1.68

Options exercisable at period-end	10,948,080	$3.66	33,463,236	$1.24

Options vested at period-end	8,637,588		28,546,431

     The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (Years)	Price	Shares	Price
$0.08 - $0.33	851,991	6.18	$0.12	851,991	$0.12
$1.57 - $1.57	4,068,396	5.07	$1.57	3,989,013	$1.57
$1.87 - $6.31	2,978,049	7.16	$3.97	1,837,446	$3.68
$7.13 - $7.13	3,540,762	8.84	$7.13	1,407,069	$7.13
$7.15 - $8.67	5,466,015	9.40	$7.31	552,069	$7.15

	16,905,213			8,637,588

     In October 2005, Madison Dearborn Capital Partners and TA Associates consummated a tender offer in which they purchased from existing stockholders shares of Series D Preferred Stock and common stock in MetroPCS. In connection with this transaction, 22,102,287 options granted under the Option Plans were exercised for 22,102,287 shares of common stock, resulting in a significant decrease in options exercisable as of September 30, 2006 compared to options exercisable as of September 30, 2005.
     During the three and nine months ended September 30, 2005, 252,360 and 298,215 options granted under the Option Plans were exercised for 252,360 and 298,215 shares of common stock, respectively. The intrinsic value of these options at exercise date was approximately $1.1 million and $1.3 million and total proceeds were approximately $0.5 million and $0.6 million for the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2006, 147,669 and 315,774 options granted under the Option Plans were exercised for 147,669 and 315,774 shares of common stock, respectively. The intrinsic value of these options at exercise date was approximately $0.7 million and $1.6 million and total proceeds were approximately $0.5 million and $0.9 million for the three and nine months ended September 30, 2006, respectively.
     As of September 30, 2006, options outstanding and exercisable under the Option Plans have a weighted average remaining contractual life of 7.68 and 6.79 years, respectively.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     The following table summarizes information about unvested stock option grants:

		Weighted
		Average Grant-
Stock Option Grants	Shares	Date Fair Value
Unvested balance, January 1, 2006	7,582,659	$3.00
Grants	3,822,939	$3.37
Vested shares	(2,599,362)	$2.82
Forfeitures	(538,611)	$3.07

Unvested balance, September 30, 2006	8,267,625	$3.23

     The Company determines fair value of stock option grants as the share price of the Company’s stock at grant-date. The weighted average grant-date fair value of the stock option grants for the three months ended September 30, 2006 and 2005 is $3.96 and $3.44, respectively. The weighted average grant-date fair value of the stock option grants for the nine months ended September 30, 2006 and 2005 is $3.37 and $3.44, respectively. The weighted average exercise price of the stock options granted during the three months ended September 30, 2006 and 2005 is $8.67 and $7.14, respectively. The weighted average exercise price of the stock options granted during the nine months ended September 30, 2006 and 2005 is $7.37 and $7.13, respectively.
     The Company has recorded $3.8 million and $0.3 million of non-cash stock-based compensation expense in the three months ended September 30, 2006 and 2005, respectively, and an income tax benefit of approximately $1.5 million and $0.1 million, respectively. The Company has recorded $7.8 million and $3.3 million of non-cash stock-based compensation expense in the nine months ended September 30, 2006 and 2005, respectively, and an income tax benefit of approximately $3.1 million and $1.3 million, respectively.
     As of September 30, 2006, there was approximately $24.1 million of unrecognized stock-based compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 1.46 years. Such costs were originally scheduled to be recognized as follows: $2.8 million in the remainder of 2006, $9.1 million in 2007, $7.6 million in 2008, $3.8 million in 2009 and $0.8 million in 2010.
     The total aggregate intrinsic value of stock options outstanding and exercisable as of September 30, 2006 was approximately $63.0 million and $54.8 million, respectively. The total fair value of stock options that vested during the three months ended September 30, 2006 and 2005 was $1.9 million and $1.2 million, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2006 and 2005 was $7.3 million and $3.6 million, respectively.
     The following table illustrates the effect on net income applicable to common stock (in thousands, except per share data) and net income per common share as if the Company had elected to recognize stock-based compensation costs based on the fair value at the date of grant for the Company’s common stock awards consistent with the provisions of SFAS No. 123:

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income applicable to common stock—as reported	$14,850	$163,476
Add: Amortization of deferred compensation determined under the intrinsic method for employee stock awards, net of tax	202	1,981
Less: Total stock-based employee compensation expense determined under the fair value method for employee stock awards, net of tax	(811)	(1,855)

Net income applicable to common stock—pro forma	$14,241	$163,602

Basic net income per common share:
As reported	$0.06	$0.67

Pro forma	$0.05	$0.67

Diluted net income per common share:
As reported	$0.05	$0.58

Pro forma	$0.04	$0.58

     During the nine month period ended September 30, 2006, the following awards were granted under the Company’s Option Plans:

		Weighted	Weighted	Weighted
	Number of	Average	Average	Average
	Options	Exercise	Market Value	Intrinsic Value
Grants Made During the Quarter Ended	Granted	Price	per Share	per Share
March 31, 2006	2,869,989	$7.15	$7.15	$0.00
June 30, 2006	534,525	$7.54	$7.54	$0.00
September 30, 2006	418,425	$8.67	$8.67	$0.00
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
3. Property and Equipment:
     Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Construction-in-progress	$206,599	$98,078
Network infrastructure	1,244,749	905,924
Office equipment	28,545	17,059
Leasehold improvements	21,428	16,608
Furniture and fixtures	5,938	4,000
Vehicles	185	118

	1,507,444	1,041,787

Accumulated depreciation	(299,462)	(210,297)

Property and equipment, net	$1,207,982	$831,490

4. FCC Licenses:
     Auction 66
     The Federal Communications Commission (“FCC”) auctioned 90 MHz of spectrum to be used for Advanced Wireless Services (“AWS”) in Auction 66 which commenced on August 9, 2006. On July 17, 2006, MetroPCS AWS, LLC, an indirect, wholly-owned subsidiary of MetroPCS II, Inc., submitted an upfront payment to the FCC in the amount of $200.0 million to qualify to participate in Auction 66.
     Auction 66 concluded on September 21, 2006 and the Company was declared the high bidder on licenses covering a total unique population of approximately 117 million, with total aggregate winning bids of approximately $1.4 billion (See Note 16).
5. Accounts Payable and Accrued Expenses:
     Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Accounts payable	$59,446	$29,430
Book overdraft	32,913	9,920
Accrued accounts payable	92,429	69,611
Accrued liabilities	8,624	7,590
Payroll and employee benefits	13,535	12,808
Accrued interest	29,664	17,578
Taxes, other than income	37,896	23,211
Income taxes	7,282	4,072

Accounts payable and accrued expenses	$281,789	$174,220

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
6. Long-Term Debt:
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Microwave relocation obligations	$—	$2,690
Secured Bridge Credit Facility	200,000	—
Credit Agreements	900,000	900,000

Total	1,100,000	902,690
Add: unamortized premium on debt	2,594	2,864

Total debt	1,102,594	905,554
Less: current maturities	(200,000)	(2,690)

Total long-term debt	$902,594	$902,864

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
     Interest Rate Cap Agreement
     On June 27, 2005, Wireless entered into a three-year interest rate cap agreement, as required by its Credit Agreements, to mitigate the impact of interest rate changes on 50% of the aggregate debt outstanding thereunder. This financial instrument is being accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). SFAS No. 133 addresses the accounting for financial instruments that are designated as cash flow hedges and the effective portion of the change in value of the financial instrument is reported as a component of the Company’s other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. Comprehensive income is comprised of net income and includes the impact of a deferred gain on the change in the fair value of the financial instrument. Wireless paid $1.9 million upon execution of the agreement and the financial instrument is reported in other current assets and long-term investments at fair market value, which was $4.4 million and $5.1 million as of September 30, 2006 and December 31, 2005, respectively. The change in fair value is reported in accumulated other comprehensive income on the condensed consolidated interim balance sheets, net of income taxes.
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
7. Asset Retirement Obligations:
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
     The following table summarizes the Company’s asset retirement obligation transactions (in thousands):

	September 30,	December 31,
	2006	2005
Beginning asset retirement obligations	$3,522	$1,893
Liabilities incurred	972	1,206
Accretion expense	469	423

Ending asset retirement obligations	$4,963	$3,522

8. Income Taxes:
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
     Income before provision for income taxes for the nine months ended September 30, 2005 included a gain on the sale of a 10 MHz portion of the Company’s 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area in the amount of $228.2 million. At December 31, 2005, the Company has approximately $228.7 million and $102.5 million of net operating loss carryforwards for federal and state income tax purposes, respectively. The federal net operating loss will begin expiring in 2023. The state net operating losses will begin to

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
expire in 2013. The Company has been able to take advantage of accelerated depreciation and like kind exchange gain deferral available under federal tax law, which has created a significant deferred tax liability. The reversal of the timing differences which gave rise to the deferred tax liability, future taxable income and future tax planning strategies will allow the Company to benefit from the deferred tax assets. The Company has no valuation allowance as of September 30, 2006 and a valuation allowance of $0.2 million as of December 31, 2005, relating primarily to state net operating losses.
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (“H.B. No. 3”) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Because the tax base on the Texas margin tax is derived from an income-based measure, the Company believes the margin tax is an income tax and, therefore, the provisions of SFAS No. 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS No. 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of H.B. No. 3 is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes May 18, 2006. The Company has recorded a deferred tax liability of $0.1 million as of September 30, 2006 relating to H.B. No. 3.
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
9. Stockholders’ Equity:
     Common Stock Issued to Directors
     Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as defined in MetroPCS’ Non-Employee Director Remuneration Plan. The annual retainer provided under the Non-Employee Director Remuneration Plan may be paid, at the election of each non-employee director, in cash, common stock, or a combination of cash and common stock. During the nine months ended September 30, 2006, non-employee members of the Board of Directors were issued 43,845 shares of common stock as payment of their annual retainer.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
10. Net Income Per Common Share:
     The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic EPS—Two Class Method:
Net income	$29,266	$20,556	$70,625	$179,835
Accrued dividends and accretion:
Series D Preferred Stock	(5,413)	(5,413)	(16,066)	(16,066)
Series E Preferred Stock	(841)	(293)	(2,498)	(293)

Net income applicable to common stock	$23,012	$14,850	$52,061	$163,476
Amount allocable to common shareholders	57.1%	53.6%	57.0%	53.7%

Rights to undistributed earnings	$13,136	$7,951	$29,691	$87,858

Weighted average shares outstanding—basic	156,003,088	130,982,204	155,672,061	130,552,251

Net income per common share—basic	$0.08	$0.06	$0.19	$0.67

Diluted EPS:
Rights to undistributed earnings	$13,136	$7,951	$29,691	$87,858

Weighted average shares outstanding—basic	156,003,088	130,982,204	155,672,061	130,552,251
Effect of dilutive securities:
Warrants	—	2,829,153	147,258	2,307,975
Stock options	3,641,730	18,448,386	3,657,050	18,392,685

Weighted average shares outstanding—diluted	159,644,818	152,259,743	159,947,369	151,252,411

Net income per common share—diluted	$0.08	$0.05	$0.19	$0.58

     Net income (loss) per common share is computed in accordance with EITF 03-6,”Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”). Under EITF 03-6, the preferred stock is considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock is included in the computation of basic and diluted net income (loss) per common share using the two-class method, except during periods of net losses. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
     For the three months ended September 30, 2006 and 2005, 139.4 million and 132.7 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the nine months ended September 30, 2006 and 2005, 136.1 million and 129.4 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the three months ended September 30, 2006 and 2005, 5.8 million and 1.9 million, respectively, of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the nine months ended September 30, 2006 and 2005, 5.7 million and 0.6 million, respectively, of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
11. Commitments and Contingencies:
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
EV-DO Revision A
     The Company acquired spectrum in two of its markets during 2005 subject to certain expectations communicated to the United States Department of Justice (the “DOJ”) about how it would use such spectrum. As a result of a delay in the availability of EV-DO Revision A with VoIP, the Company has redeployed EV-DO network assets at certain cell sites in those markets in order to serve its existing customers. There have been no asserted claims or assessments to date and accordingly, no liability was recorded as of September 30, 2006.
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
Rescission Offer
     Certain options granted under the Company’s 1995 Stock Option Plan and 2004 Equity Incentive Plan may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. As a result, the Company is considering making a rescission offer to the holders of certain options. If this rescission offer is made and accepted, the Company could be required to make aggregate payments to the holders of these options of up to $2.6 million, which includes statutory interest, based on options outstanding as of September 30, 2006. Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of a security that was not registered as required. If any or all of the offerees reject the rescission offer, the Company may continue to be liable for this amount under federal and state securities laws. Management does not believe that this rescission offer will have a material effect on the Company’s results of operations, cash flows or financial position.
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
12. Supplemental Cash Flow Information:

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Cash paid for interest	$34,225	$21,022
Cash paid for income taxes	525	—

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     Non-cash investing activities:
     Net changes in the Company’s accrued purchases of property, plant and equipment were $34.8 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively.
     See Note 7 for non-cash increases in the Company’s asset retirement obligations.
     Non-cash financing activities:
     MetroPCS accrued dividends of $15.7 million and $15.7 million related to the Series D Preferred Stock for the nine months ended September 30, 2006 and 2005, respectively.
     MetroPCS accrued dividends of $2.2 million and $0.3 million related to the Series E Preferred Stock for the nine months ended September 30, 2006 and 2005, respectively.
13. Related-Party Transactions:
     The Company had the following transactions with related parties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Professional services to a law firm, a partner of which was a director of the Company	$15	$61	$44	$179
Professional services to a law firm, a partner of which is related to an officer of the Company	11	167	28	1,095
     One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 17% interest in a company that provides services to the Company’s customers, including handset insurance programs and roadside assistance services. Pursuant to the Company’s agreement with this related party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related party. During the three months ended September 30, 2006 and 2005, the Company received a fee of approximately $0.7 million and $0.4 million, respectively, as compensation for providing this billing and collection service. During the nine months ended September 30, 2006 and 2005, the Company received a fee of approximately $1.9 million and $1.8 million, respectively, as compensation for providing this billing and collection service. In addition, the Company also sells handsets to this related party. For the three months ended September 30, 2006 and 2005, the Company sold approximately $3.1 million and $3.9 million in handsets, respectively, to the related party. For the nine months ended September 30, 2006 and 2005, the Company sold approximately $9.8 million and $9.7 million in handsets, respectively, to the related party. As of September 30, 2006 and December 31, 2005, the Company owed approximately $2.7 million and $2.1 million, respectively, to this related party for fees collected from its customers that are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. As of September 30, 2006 and December 31, 2005, receivables from this related party in the amount of approximately $1.1 million and $0.7 million, respectively, are included in accounts receivable.
14. Segment Information:
     Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chairman of the Board and Chief Executive Officer.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     As of September 30, 2006, the Company had eight operating segments based on geographic region within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento, Tampa/Sarasota/Orlando and Los Angeles. Each of these operating segments provides wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing and other value-added services.
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

		Expansion
Three Months Ended September 30, 2006	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$285,313	$47,607	$—	$332,920
Equipment revenues	50,594	12,602	—	63,196
Total revenues	335,907	60,209	—	396,116
Cost of service (1)	83,498	30,026	—	113,524
Cost of equipment	87,614	30,368	—	117,982
Selling, general and administrative expenses (2)	38,541	21,679	—	60,220
Adjusted EBITDA (deficit) (3)	128,283	(20,112)	—
Depreciation and amortization	28,796	6,890	925	36,611
Stock-based compensation expense	2,030	1,751	—	3,781
Income (loss) from operations	98,864	(28,545)	(925)	69,394
Interest expense	—	—	24,811	24,811
Accretion of put option in majority-owned subsidiary	—	—	203	203
Interest and other income	—	—	(4,386)	(4,386)
Income (loss) before provision for income taxes	98,864	(28,545)	(21,553)	48,766

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

		Expansion
Three Months Ended September 30, 2005	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$221,614	$1	$—	$221,615
Equipment revenues	41,923	17	—	41,940
Total revenues	263,537	18	—	263,555
Cost of service	69,161	3,100	—	72,261
Cost of equipment	77,042	98	—	77,140
Selling, general and administrative expenses	36,537	2,479	—	39,016
Adjusted EBITDA (deficit) (3)	81,134	(5,659)	—
Depreciation and amortization	21,093	474	344	21,911
Stock-based compensation expense	337	—	—	337
Income (loss) from operations	54,526	(6,383)	(365)	47,778
Interest expense	—	—	17,069	17,069
Accretion of put option in majority-owned subsidiary	—	—	62	62
Interest and other income	—	—	(3,105)	(3,105)
Income (loss) before provision for income taxes	54,526	(6,383)	(14,391)	33,752

		Expansion
Nine Months Ended September 30, 2006	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$831,053	$85,126	$—	$916,179
Equipment revenues	149,200	28,392	—	177,592
Total revenues	980,253	113,518	—	1,093,771
Cost of service (1)	244,636	68,874	—	313,510
Cost of equipment	261,258	69,640	—	330,898
Selling, general and administrative expenses (2)	114,021	57,900	—	171,921
Adjusted EBITDA (deficit) (3)	364,585	(79,393)	—
Depreciation and amortization	80,467	13,381	2,339	96,187
Stock-based compensation expense	4,246	3,504	—	7,750
Income (loss) from operations	269,735	(96,904)	(2,339)	170,492
Interest expense	—	—	67,408	67,408
Accretion of put option in majority-owned subsidiary	—	—	564	564
Interest and other income	—	—	(15,106)	(15,106)
Loss on extinguishment of debt	—	—	(244)	(244)
Income (loss) before provision for income taxes	269,735	(96,904)	(54,961)	117,870
Capital expenditures	187,922	256,531	9,411	453,864
Total assets	958,792	963,847	703,535	2,626,174

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

		Expansion
Nine Months Ended September 30, 2005	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$631,208	$1	$—	$631,209
Equipment revenues	118,973	17	—	118,990
Total revenues	750,181	18	—	750,199
Cost of service	197,425	4,515	—	201,940
Cost of equipment	210,431	98	—	210,529
Selling, general and administrative expenses	112,137	4,069	—	116,206
Adjusted EBITDA (deficit) (3)	233,491	(8,665)	—
Depreciation and amortization	60,158	721	1,016	61,895
Stock-based compensation expense	3,302	—	—	3,302
Income (loss) from operations	388,572	(9,635)	(1,016)	377,921
Interest expense	—	—	40,867	40,867
Accretion of put option in majority-owned subsidiary	—	—	187	187
Interest and other income	—	—	(4,876)	(4,876)
Loss on extinguishment of debt	—	—	46,448	46,448
Income (loss) before provision for income taxes	388,572	(9,635)	(83,642)	295,295
Capital expenditures	157,153	44,893	2,404	204,450
Total assets	698,623	646,107	602,055	1,946,785

(1)	Cost of service for the three and nine months ended September 30, 2006 includes $0.5 million and $1.0 million, respectively, of stock-based compensation disclosed separately.

(2)	Selling, general and administrative expenses include stock-based compensation disclosed separately. For the three and nine months ended September 30, 2006, selling, general and administrative expenses include $3.3 million and $6.8 million, respectively, of stock-based compensation.

(3)	Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of each segments’ ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.
     The following table reconciles segment Adjusted EBITDA (deficit) for the nine months ended September 30, 2006 and 2005 to consolidated income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$128,283	$81,134	$364,585	$233,491
Expansion Markets Adjusted EBITDA (Deficit)	(20,112)	(5,659)	(79,393)	(8,665)

Total	108,171	75,475	285,192	224,826
Depreciation and amortization	(36,611)	(21,911)	(96,187)	(61,895)
Loss (gain) on disposal of assets	1,615	(5,449)	(10,763)	218,292
Non-cash compensation expense	(3,781)	(337)	(7,750)	(3,302)
Interest expense	(24,811)	(17,069)	(67,408)	(40,867)
Accretion of put option in majority-owned subsidiary	(203)	(62)	(564)	(187)
Interest and other income	4,386	3,105	15,106	4,876
(Gain) loss on extinguishment of debt	—	—	244	(46,448)

Consolidated income before provision for income taxes	$48,766	$33,752	$117,870	$295,295

15. Recent Accounting Pronouncements:
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
(Unaudited)
16. Subsequent Events:
$1.25 Billion Exchangeable Senior Secured Credit Agreement
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
$250 Million Exchangeable Senior Unsecured Credit Agreement
     In October 2006, MetroPCS IV, Inc. (“MetroPCS IV”) entered into an exchangeable senior unsecured credit agreement (“Unsecured Bridge Credit Facility”). The aggregate credit commitments available under the Unsecured Bridge Credit Facility totaled $250.0 million. On October 18, 2006, the lenders funded the $250.0 million available under the Unsecured Bridge Credit Facility.
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
Orlando Market Launch
     The Company launched service in the Orlando metropolitan area and certain portions of Northern Florida on November 1, 2006.
$1.0 Billion 9 1/4% Senior Notes
     On November 3, 2006, Wireless completed the sale of $1.0 billion of 9 1/4% Senior Notes due 2014, (“9 1/4% Senior Notes”). The 9 1/4% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the 9 1/4% Senior Notes on May 1 and November 1 of each year, beginning with May 1, 2007. Wireless may, at its option, redeem some or all of the 9 1/4% Senior Notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the 9 1/4% Senior Notes. In addition, Wireless may also redeem up to 35% of the aggregate principal amount of the 9 1/4% Senior Notes with the net cash proceeds of certain sales of equity securities. The net proceeds of the offering were approximately $978.0 million after underwriter fees and other debt issuance costs of $22.0 million. The net proceeds from the sale of the 9 1/4% Senior Notes, together with the borrowings under Wireless’ senior secured credit facility, pursuant to which Wireless may borrow up to $1.7 billion, as amended, (the “Senior Secured Credit Facility”), were used to repay amounts owed under the Credit Agreements, Secured Bridge Credit Facility and Unsecured Bridge Credit Facility, and to pay related premiums, fees and expenses, as well as for general corporate purposes.
Senior Secured Credit Facility
     On November 3, 2006, Wireless entered into the Senior Secured Credit Facility, pursuant to which Wireless may borrow up to $1.7 billion. The Senior Secured Credit Facility consists of a $1.6 billion term loan facility and a $100.0 million revolving credit facility. The term loan facility will be repayable in quarterly installments in annual

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature in seven years and the revolving credit facility will mature in five years. On November 3, 2006, Wireless borrowed $1.6 billion under the Senior Secured Credit Facility. The net proceeds from the borrowings under the Senior Secured Credit Facility, together with the sale of the 9 1/4% Senior Notes, were used to repay amounts owed under the Credit Agreements, Secured Bridge Credit Facility and Unsecured Bridge Credit Facility, and to pay related premiums, fees and expenses, as well as for general corporate purposes
     The facilities under the Senior Secured Credit Facility are guaranteed by MetroPCS, MetroPCS, Inc. and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries. The facilities are not guaranteed by Royal Street, but Wireless pledged the promissory note that Royal Street Communications had given it in connection with amounts borrowed by Royal Street Communications from Wireless and the limited liability company member interest held in Royal Street Communications. The Senior Secured Credit Facility contains customary events of default, including cross defaults. The obligations are also secured by the capital stock of Wireless as well as substantially all of Wireless’ present and future assets and each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions) but excludes Royal Street.
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

     The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements and projections. All future written and oral forward-looking statements and projections attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement or projection in the future to reflect the occurrence of events or circumstances, except as required by law.
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
     We are a wireless telecommunications carrier that currently offers wireless broadband personal communication services, or PCS, primarily in the greater Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento and Tampa/Sarasota/Orlando metropolitan areas. We launched service in the greater Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa/Sarasota in October 2005; in Dallas/Ft. Worth in March 2006; in Detroit in April 2006; and Orlando in November 2006. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries (“Royal Street”), a company in which we own 85% of the limited liability company member interests and with which we have a wholesale arrangement allowing us to sell MetroPCS-branded services to the public, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. Royal Street is in the process of constructing its network infrastructure in its licensed metropolitan areas. We commenced commercial services in Orlando and certain portions of northern Florida in November 2006 and we expect to begin offering services in Los Angeles in the second or third quarter of 2007 through our arrangements with Royal Street.
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

     We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, through flat rate monthly plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited nationwide long distance service, voicemail, caller ID, call waiting, text messaging, mobile Internet browsing, push e-mail and picture and multimedia messaging. We offer flat rate monthly plans at $30, $35, $40, $45 and $50. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is discontinued at the end of the month that was paid for by the customer. For additional fees, we also provide international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming and other value-added services. As of September 30, 2006, over 80% of our customers have selected either our $40 or $45 rate plans. Our flat rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition the above products and services are offered by us in the Royal Street markets. Our arrangements with Royal Street are based on a wholesale model under which we purchase network capacity from Royal Street to allow us to offer our standard products and services in the Royal Street markets to MetroPCS customers under the MetroPCS brand name.
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
     Income Taxes. As a result of our operating losses and accelerated depreciation available under federal tax laws, we have paid no federal income taxes through September 30, 2006. In addition, we have paid an immaterial amount of state income tax through September 30, 2006.
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
     As of September 30, 2006, we had eight operating segments based on geographic region within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento, Tampa/Sarasota/Orlando and Los Angeles. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing and other value-added services.
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

Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Three Months
	Ended September 30,
Reportable Operating Segment Data	2006	2005	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$285,313	$221,614	29%
Expansion Markets	47,607	1	* *

Total	$332,920	$221,615	50%

Equipment revenues:
Core Markets	$50,594	$41,923	21%
Expansion Markets	12,602	17	* *

Total	$63,196	$41,940	51%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$83,498	$69,161	21%
Expansion Markets	30,026	3,100	* *

Total	$113,524	$72,261	57%

Cost of equipment:
Core Markets	$87,614	$77,042	14%
Expansion Markets	30,368	98	* *

Total	$117,982	$77,140	53%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$38,541	$36,537	5%
Expansion Markets	21,679	2,479	* *

Total	$60,220	$39,016	54%

Adjusted EBITDA (Deficit)(2):
Core Markets	$128,283	$81,134	58%
Expansion Markets	(20,112)	(5,659)	* *
Depreciation and amortization:
Core Markets	$28,796	$21,093	37%
Expansion Markets	6,890	474	* *
Other	925	344	169%

Total	$36,611	$21,911	67%

Stock-based compensation expense:
Core Markets	$2,030	$337	502%
Expansion Markets	1,751	—	* *

Total	$3,781	$337	* *

Income (loss) from operations:
Core Markets	$98,864	$54,526	81%
Expansion Markets	(28,545)	(6,383)	347%
Other	(925)	(365)	153%

Total	$69,394	$47,778	45%

**	Not meaningful. The Expansion Markets reportable segment had no significant operations during the quarter ended September 30, 2005.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended September 30, 2006, cost of service includes $0.5 million and selling, general and administrative expenses includes $3.3 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segments.”

     Service Revenues. Service revenues increased $111.3 million, or 50%, to $332.9 million for the three months ended September 30, 2006 from $221.6 million for the three months ended September 30, 2005. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $63.7 million, or 29%, to $285.3 million for the three months ended September 30, 2006 from $221.6 million for the three months ended September 30, 2005. The increase in service revenues is primarily attributable to net additions of approximately 435,000 customers accounting for $55.4 million of the Core Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $8.3 million of the Core Markets increase.

The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 rate plan which includes unlimited nationwide long distance and various unlimited data features. In addition, this migration is expected to continue as our higher priced rate plans become more attractive to our existing customer base.

•	Expansion Markets. Expansion Markets service revenues were $47.6 million for the three months ended September 30, 2006. These revenues were attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006. Net customer additions in the Expansion Markets totaled approximately 142,500 customers during the three months ended September 30, 2006. Since the launch of the Tampa/Sarasota metropolitan area in October 2005, we have added approximately 442,300 customers in our Expansion Markets.
     Equipment Revenues. Equipment revenues increased $21.3 million, or 51%, to $63.2 million for the three months ended September 30, 2006 from $41.9 million for the three months ended September 30, 2005. The increase is due to increases in Core Markets and Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues increased $8.7 million, or 21%, to $50.6 million for the three months ended September 30, 2006 from $41.9 million for the three months ended September 30, 2005. The increase in equipment revenues is primarily attributable to the sale of higher priced handset models accounting for $8.2 million of the increase, coupled with the increase in gross customer additions during the year of approximately 5,000 customers, which accounted for $0.5 million of the increase.

•	Expansion Markets. Expansion Markets equipment revenues were $12.6 million for the three months ended September 30, 2006. These revenues were attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006. Gross additions in the Expansion Markets totaled approximately 195,000 customers for the three months ended September, 2006.

The increase in handset model availability is primarily the result of our emphasis on enhancing our product offerings and appealing to our customer base in connection with our wireless services.
     Cost of Service. Cost of service increased $41.2 million, or 57%, to $113.5 million for the three months ended September 30, 2006 from $72.3 million for the three months ended September 30, 2005. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $14.3 million, or 21%, to $83.5 million for the three months ended September 30, 2006 from $69.2 million for the three months ended September 30, 2005. The increase was primarily attributable to a $3.3 million increase in long distance costs, a $2.5 million increase in FUSF fees, a $1.8 million increase in cell site and switch facility lease expense, a $1.3 million increase in customer service expense, a $1.1 million increase in employee costs, a $0.7 million increase in billing expenses, and a $0.6 million increase in intercarrier compensation, all of which are as a result of the 25% growth in our Core Markets customer base and the addition of approximately 335 cell sites to our existing network infrastructure.

•	Expansion Markets. Expansion Markets cost of service increased $26.9 million to $30.0 million for the three months ended September 30, 2006 from $3.1 million for the three months ended September 30, 2005. The increase was attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006, which contributed net additions of approximately 142,500 customers during the three months ended September 30, 2006. These activities resulted in a $6.0 million increase in cell site and switch facility lease expense, a $3.8 million increase in employee costs, $3.6 million increase in intercarrier compensation, $2.6 million in long distance costs, $2.5 million in customer service expense and $1.1 million in billing expenses.
     Cost of Equipment. Cost of equipment increased $40.9 million, or 53%, to $118.0 million for the three months ended September 30, 2006 from $77.1 million for the three months ended September 30, 2005. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $10.6 million, or 14%, to $87.6 million for the three months ended September 30, 2006 from $77.0 million for the three months ended September 30, 2005. The increase in equipment costs is primarily attributable to the sale of higher cost handset models accounting for $9.7 million of the increase. The increase in gross customer additions during the year of approximately 5,000 customers as well as the sale of new handsets to existing customers accounted for $0.9 million of the increase.

•	Expansion Markets. Expansion Markets cost of equipment was $30.4 million for the three months ended September 30, 2006. These costs were primarily attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.2 million, or 54%, to $60.2 million for the three months ended September 30, 2006 from $39.0 million for the three months ended September 30, 2005. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $2.0 million, or 5%, to $38.5 million for the three months ended September 30, 2006 from $36.5 million for the three months ended September 30, 2005. Selling expenses increased by $2.9 million, or approximately 20% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. General and administrative expenses decreased $0.9 million, or approximately 4% for the three months ended September 30, 2006 compared to the same period in 2005. The increase in selling expenses is primarily due to an increase in advertising and market research expenses which were incurred to support the growth in the Core Markets. This increase in selling expenses was offset by a decrease in general and administrative expenses, which were higher during the quarter ended September 30, 2005 because they included legal and accounting expenses associated with an internal investigation related to material weaknesses in our internal control over financial reporting as well as financial statement audits related to our restatement efforts.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $19.2 million to $21.7 million for the three months ended September 30, 2006 from $2.5 million for the three months ended September 30, 2005. Selling expenses increased by $7.9 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase is related to marketing and advertising expenses associated with the launch of the Dallas/Ft. Worth and Detroit metropolitan areas. General and administrative expenses increased by $11.3 million for the three months ended September 30, 2006 compared to the same period in 2005 due to labor, rent, legal and professional fees and various administrative expenses incurred in relation to the launch of the Dallas/Ft. Worth, Detroit and Tampa/Sarasota metropolitan areas and build-out expenses related to the Orlando and Los Angeles metropolitan areas.

     Depreciation and Amortization. Depreciation and amortization expense increased $14.7 million, or 67%, to $36.6 million for the three months ended September 30, 2006 from $21.9 million for the three months ended September 30, 2005. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $7.7 million, or 37%, to $28.8 million for the three months ended September 30, 2006 from $21.1 million for the three months ended September 30, 2005. The increase related primarily to an increase in network infrastructure assets placed into service between September 30, 2005 and September 30, 2006. We added approximately 335 cell sites in our Core Markets during this period to increase the capacity of our existing network and expand our footprint.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $6.4 million to $6.9 million for the three months ended September 30, 2006 from $0.5 million for the three months ended September 30, 2005. The increase is attributable to network infrastructure assets placed into service as a result of the launch of the Tampa/Sarasota, Dallas/Ft. Worth and Detroit metropolitan areas.

	Three Months
	Ended September 30,
Consolidated Data	2006	2005	Change
	(in thousands)
Interest expense	24,811	17,069	45%
Provision for income taxes	19,500	13,196	48%
Net income	29,266	20,556	42%
     Interest Expense. Interest expense increased $7.7 million, or 45%, to $24.8 million for the three months ended September 30, 2006 from $17.1 million for the three months ended September 30, 2005. The increase in interest expense was primarily due to increased average principal balance outstanding as a result of additional borrowings of $150.0 million in the fourth quarter of 2005 under our First Lien Credit Agreement, maturing May 31, 2011, and our Second Lien Credit Agreement, maturing May 31, 2012 (collectively the “Credit Agreements”), and $200.0 million under our secured bridge credit facility in the third quarter of 2006. Interest expense also increased due to the weighted average interest rate increasing to 10.99% for the three months ended September 30, 2006 compared to 9.07% for the three months ended September 30, 2005. The increase in interest expense was partially offset by the capitalization of $7.6 million of interest during the three months ended September 30, 2006, compared to $0.9 million of interest capitalized during the same period in 2005. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of our additional Expansion Markets.
     Provision for Income Taxes. Income tax expense for three months ended September 30, 2006 increased to $19.5 million, which is approximately 40% of our income before provision for income taxes. For the three months ended September 30, 2005 the provision for income taxes was $13.2 million, or approximately 39% of income before provision for income taxes.
     Net Income. Net income increased $8.7 million, or 42%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase is primarily attributable to the approximately 42% growth in average customers compared to the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Nine Months
	Ended September 30,
Reportable Operating Segment Data	2006	2005	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$831,053	$631,208	32%
Expansion Markets	85,126	1	* *

Total	$916,179	$631,209	45%

Equipment revenues:
Core Markets	$149,200	$118,973	25%
Expansion Markets	28,392	17	* *

Total	$177,592	$118,990	49%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$244,636	$197,425	24%
Expansion Markets	68,874	4,515	* *

Total	$313,510	$201,940	55%

Cost of equipment:
Core Markets	$261,258	$210,431	24%
Expansion Markets	69,640	98	* *

Total	$330,898	$210,529	57%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$114,021	$112,137	2%
Expansion Markets	57,900	4,069	* *

Total	$171,921	$116,206	48%

Adjusted EBITDA (Deficit) (2):
Core Markets	$364,585	$233,491	56%
Expansion Markets	(79,393)	(8,665)	* *
Depreciation and amortization:
Core Markets	$80,467	$60,158	34%
Expansion Markets	13,381	721	* *
Other	2,339	1,016	130%

Total	$96,187	$61,895	55%

Stock-based compensation expense:
Core Markets	$4,246	$3,302	29%
Expansion Markets	3,504	—	* *

Total	$7,750	$3,302	135%

Income (loss) from operations:
Core Markets	$269,735	$388,572	(31)%
Expansion Markets	(96,904)	(9,635)	* *
Other	(2,339)	(1,016)	130%

Total	$170,492	$377,921	(55)%

**	Not meaningful. The Expansion Markets reportable segment had no significant operations during 2005.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the nine months ended September 30, 2006, cost of service includes $1.0 million and selling, general and administrative expenses includes $6.8 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA (deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segments.”

     Service Revenues. Service revenues increased $285.0 million, or 45%, to $916.2 million for the nine months ended September 30, 2006 from $631.2 million for the nine months ended September 30, 2005. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $199.9 million, or 32%, to $831.1 million for the nine months ended September 30, 2006 from $631.2 million for the nine months ended September 30, 2005. The increase in service revenues is primarily attributable to net additions of approximately 435,000 customers accounting for $157.8 million of the Core Markets increase, coupled with the migration of existing customers to higher price rate plans accounting for $42.1 million of the Core Markets increase.

The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 rate plan which includes unlimited nationwide long distance and various unlimited data features. In addition, this migration is expected to continue as our higher priced rate plans become more attractive to our existing customer base.

•	Expansion Markets. Expansion Markets service revenues were $85.1 million for the nine months ended September 30, 2006. These revenues are attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006. Net additions in the Expansion Markets totaled approximately 442,000 customers.
     Equipment Revenues. Equipment revenues increased $58.6 million, or 49%, to $177.6 million for the nine months ended September 30, 2006 from $119.0 million for the nine months ended September 30, 2005. The increase is due to increases in Core Markets and Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues increased $30.2 million, or 25%, to $149.2 million for the nine months ended September 30, 2006 from $119.0 million for the nine months ended September 30, 2005. The increase is attributable to higher priced handset models accounting for $17.0 million of the increase, coupled with the increase in gross customer additions during the year of approximately 118,000 customers for $13.2 million of the increase.

•	Expansion Markets. Expansion Markets equipment revenues were $28.4 million for the nine months ended September 30, 2006. These revenues are attributable to approximately 470,000 gross customer additions due to the launch of the Tampa/Sarasota, Dallas/Ft. Worth and Detroit metropolitan areas.

The increase in handset model availability is primarily the result of our emphasis on enhancing our product offerings and appealing to our customer base in connection with our wireless services.
     Cost of Service. Cost of service increased $111.6 million, or 55%, to $313.5 million for the nine months ended September 30, 2006 from $201.9 million for the nine months ended September 30, 2005. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $47.2 million, or 24%, to $244.6 million for the nine months ended September 30, 2006 from $197.4 million for the nine months ended September 30, 2005. The increase was primarily attributable to a $10.2 million increase in long distance costs, a $7.2 million increase in FUSF fees, a $5.4 million increase in cell site and switch facility lease expense, a $4.7 million increase in intercarrier compensation, a $4.8 million increase in customer service expense, and a $3.4 million increase in employee costs, all of which are a result of the 25% growth in our Core Markets customer base and the addition of approximately 335 cell sites to our existing network infrastructure.

•	Expansion Markets. Expansion Markets cost of service increased $64.4 million to $68.9 million for the nine months ended September 30, 2006 from $4.5 million for the nine months ended September 30, 2005. The increase was attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006, which contributed net customer additions of approximately 389,300 customers during the nine months ended September 30, 2006. These activities resulted in a $15.4 million increase in cell site and switch facility lease expense, a $10.6 million increase in employee costs, a $8.7 million increase in intercarrier compensation, $5.0 million in customer service expense, $5.0 million in long distance costs and $2.1 million in billing expenses.

     Cost of Equipment. Cost of equipment increased $120.4 million, or 57%, to $330.9 million for the nine months ended September 30, 2006 from $210.5 million for the nine months ended September 30, 2005. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $50.8 million, or 24%, to $261.3 million for the nine months ended September 30, 2006 from $210.5 million for the nine months ended September 30, 2005. The increase is due to increased gross customer additions in our Core Markets, a 39% increase in sales of new handsets to our existing customers as well as an increase in the average handset cost per unit which related to an increase in sales of higher priced handset models during the first nine months of 2006.

•	Expansion Markets. Expansion Markets cost of equipment was $69.6 million for the nine months ended September 30, 2006. This cost is attributable to the sale of handsets to approximately 470,200 new customers as well as the sale of new handsets to existing customers in the Tampa/Sarasota, Dallas/Ft. Worth and Detroit metropolitan areas.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $55.7 million, or 48%, to $171.9 million for the nine months ended September 30, 2006 from $116.2 million for the nine months ended September 30, 2005. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $1.9 million, or 2%, to $114.0 million for the nine months ended September 30, 2006 from $112.1 million for the nine months ended September 30, 2005. Selling expenses increased by $7.0 million, or approximately 16% for the first nine months of 2006 compared to the nine months ended September 30, 2005. General and administrative expenses decreased $5.1 million, or approximately 7% for the nine months ended September 30, 2006 compared to the same period in 2005. The increase in selling expenses is primarily due to an increase in advertising and market research expenses which were incurred to support the growth in the Core Markets. This increase in selling expenses was offset by a decrease in general and administrative expenses, which were higher in 2005 because they included approximately $5.9 million in legal and accounting expenses associated with an internal investigation related to material weaknesses in our internal control over financial reporting as well as financial statement audits related to our restatement efforts.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $53.8 million to $57.9 million for the nine months ended September 30, 2006 from $4.1 million for the nine months ended September 30, 2005. Selling expenses increased by $22.0 million for the first nine months of 2006 compared to the nine months ended September 30, 2005. This increase in selling expenses was related to marketing and advertising expenses associated with the launch of the Dallas/Ft. Worth and Detroit metropolitan areas. General and administrative expenses increased by $31.8 million for the nine months ended September 30, 2006 compared to the same period in 2005 due to labor, rent, legal and professional fees and various administrative expenses incurred in relation to the launch of the Dallas/Ft. Worth, Detroit and Tampa/Sarasota metropolitan areas and build-out expenses related to Orlando and Los Angeles.
     Depreciation and Amortization. Depreciation and amortization expense increased $34.3 million, or 55%, to $96.2 million for the nine months ended September 30, 2006 from $61.9 million for the nine months ended September 30, 2005. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $20.3 million, or 34%, to $80.5 million for the nine months ended September 30, 2006 from $60.2 million for the nine months ended September 30, 2005. The increase related primarily to an increase in network infrastructure assets placed into service between September 30, 2005 and September 30, 2006. We added approximately 335 cell sites in our Core Markets during this period to increase the capacity of our existing network and expand our footprint.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $12.7 million to $13.4 million for the nine months ended September 30, 2006 from $0.7 million for the nine months ended September 30, 2005. The increase is attributable to network infrastructure assets placed into service as a result of the launch of the Tampa/Sarasota, Dallas/Ft. Worth and Detroit metropolitan areas.

	Nine Months
	Ended September 30,
Consolidated Data	2006	2005	Change
	(in thousands)
Loss (gain) on disposal of assets	$10,763	$(218,292)	(105)%
(Gain) loss on extinguishment of debt	(244)	46,448	(101)%
Interest expense	67,408	40,867	65%
Provision for income taxes	47,245	115,460	(59)%
Net income	70,625	179,835	(61)%
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
     Interest Expense. Interest expense increased $26.5 million, or 65%, to $67.4 million for the nine months ended September 30, 2006 from $40.9 million for the nine months ended September 30, 2005. The increase in interest expense was primarily due to increased average principal balance outstanding as a result of additional borrowings of $150.0 million under our Credit Agreements in the fourth quarter of 2005 and an additional $200.0 million under the secured bridge credit facility in the third quarter of 2006. Interest expense also increased due to the weighted average interest rate increasing to 10.67% for the nine months ended September 30, 2006 compared to 8.85% for the nine months ended September 30, 2005. The increase in interest expense was partially offset by the capitalization of $11.6 million of interest during the nine months ended September 30, 2006, compared to $2.3 million of interest capitalized during the same period in 2005. We capitalize interest costs associated with our FCC licenses and property and equipment beginning with pre-construction period administrative and technical activities, which includes obtaining building permits. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. With respect to our FCC licenses, capitalization of interest costs ceases at the point in time in which the asset is ready for its intended use, which generally coincides with the market launch date. In the case of our property and equipment, capitalization of interest costs ceases at the point in time in which the network assets are placed into service. We expect capitalized interest to be significant during the construction of our additional Expansion Markets and related network assets.
     Provision for Income Taxes. Income tax expense for nine months ended September 30, 2006 decreased to $47.2 million, which is approximately 40% of our income before provision for income taxes. For the nine months ended September 30, 2005 the provision for income taxes was $115.5 million, or approximately 39% of income before provision for income taxes. The nine months ended September 30, 2005 included a gain on the sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area in the amount of $228.2 million.
     Net Income. Net income decreased $109.2 million, or 61%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The significant decrease is primarily attributable to our nonrecurring sale of a 10 MHz portion of our 30 MHz PCS license in the San Francisco-Oakland-San Jose basic trading area in May 2005 for cash consideration of $230.0 million. The sale of PCS spectrum resulted in a gain on disposal of asset in the amount of $139.2 million, net of income taxes. Net income for the nine months ended September 30, 2006, excluding the tax effected impact of the gain on the sale the PCS license, increased approximately 74%, which was primarily due to the approximately 43% growth in average customers compared to the nine months ended September 30, 2005.

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
     The following table shows consolidated metric information for the three and nine months ended September 30, 2005 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Customers:
End of period	1,739,787	2,616,532	1,739,787	2,616,532
Net additions	94,613	197,623	341,055	691,911
Churn:
Average monthly rate	5.6%	5.0%	5.0%	4.7%
ARPU	$42.16	$42.78	$42.34	$42.91
CPGA	$102.56	$120.29	$101.46	$116.56
CPU	$19.61	$19.15	$19.15	$19.65
     Customers. Net customer additions were 197,623 for the three months ended September 30, 2006, compared to 94,613 for the three months ended September 30, 2005, an increase of 109%. Net customer additions were 691,911 for the nine months ended September 30, 2006, compared to 341,055 for the nine months ended September 30, 2005, an increase of 103%. Total customers were 2,616,532 as of September 30, 2006, an increase of 50% over the customer total as of September 30, 2005 and 36% over the customer total as of December 31, 2005. These increases are primarily attributable to the continued demand for our service offering.
     Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count that phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended September 30, 2006 was 5.0% compared to 5.6% for the three months ended September 30, 2005. Churn for the nine months ended September 30, 2006 was 4.7% compared to 5.0% for the nine months ended September 30, 2005. Based upon a change in the allowable return period from 7 days to 30 days, we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. This revision reduces deactivations and gross customer additions commencing March 23, 2006, and reduces churn. We estimated that churn computed under the original 7 day allowable return period would have been 5.7% and 5.2% for the three and nine months ended September 30, 2006, respectively.
     Average Revenue Per User. ARPU represents (a) service revenues less activation revenues, E-911, Federal Universal Service Fund, or FUSF, and vendor’s compensation charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $42.78 and $42.16 for the three months ended September 30, 2006 and 2005, respectively, an increase of $0.62, or 1%. ARPU was $42.91 and $42.34 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $0.57, or 1%. The increase in ARPU was primarily the result of attracting customers to higher priced service plans, which include unlimited nationwide long distance for $40 per month as well as unlimited nationwide long distance and certain calling and data features on an unlimited basis for $45 per month.
     Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs have increased to $120.29 for the three months ended September 30, 2006 from $102.56 for the three months ended September 30, 2005, which was primarily driven by the selling expenses associated with the launch of the Tampa/Sarasota, Dallas/Ft. Worth and Detroit metropolitan areas. CPGA costs have increased to $116.56 for the nine months ended September 30, 2006 from $101.46 for the nine months ended September 30, 2005, which was primarily driven by the selling expenses associated with the launch of the Dallas/Ft. Worth and Detroit metropolitan areas. In addition, on January 23, 2006, we revised the terms of our return policy from 7 days to 30 days, and as a result we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. This revision, commencing March 23, 2006, reduces deactivations and gross customer additions and increases CPGA. CPGA computed under the original 7 day allowable return period would have been $110.43 and $109.84 for the three and nine months ended September 30, 2006, respectively.
     Cost Per User. CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the sum of the average monthly number of customers during such period. CPU for the three months ended September 30, 2006 and 2005 was $19.15 and $19.61, respectively. CPU for the nine months ended September 30, 2006 and 2005 was $19.65 and $19.15, respectively. We continue to achieve cost benefits due to the increasing scale of our business. However, these benefits have been offset by a combination of the construction and launch expenses associated with our Expansion Markets, which contributed approximately $3.38 and $3.48 of additional CPU for the three and nine months ended September 30, 2006, respectively. In addition, CPU has increased historically due to costs associated with higher ARPU service plans such as those related to unlimited nationwide long distance.
Core Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(dollars in thousands)
Core Markets Customers:
End of period	1,739,441	2,174,264	1,739,441	2,174,264
Net additions	94,267	55,096	340,709	302,599
Core Markets Adjusted EBITDA	$81,134	$128,283	$233,491	$364,585
Core Markets Adjusted EBITDA as a Percent of Service Revenues	36.6%	45.0%	37.0%	43.9%
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

     Customers. Net customer additions in our Core Markets were 55,096 for the three months ended September 30, 2006, compared to 94,267 for the three months ended September 30, 2005. Net customer additions in our Core Markets were 302,599 for the nine months ended September 30, 2006, compared to 340,709 for the nine months ended September 30, 2005. Total customers were 2,174,264 as of September 30, 2006, an increase of 25% over the customer total as of September 30, 2005 and 16% over the customer total as of December 31, 2005. These increases are primarily attributable to the continued demand for our service offering.
     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended September 30, 2006, Core Markets Adjusted EBITDA was $128.3 million compared to $81.1 million for the same period in 2005. For the nine months ended September 30, 2006, Core Markets Adjusted EBITDA was $364.6 million compared to $233.5 million for the same period in 2005. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the three months ended September 30, 2006 and 2005 were 45% and 37%, respectively. Core Markets Adjusted EBITDA as a percent of service revenues for the nine months ended September 30, 2006 and 2005 were 44% and 37%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.
Expansion Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Expansion Markets:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(dollars in thousands)
Expansion Markets Customers:
End of period	346	442,268	346	442,268
Net additions	346	142,527	346	389,312
Expansion Markets Adjusted EBITDA (Deficit)	$(5,659)	$(20,112)	$(8,665)	$(79,393)
     Customers. Net customer additions in our Expansion Markets were 142,527 for the three months ended September 30, 2006. Net customer additions in our Expansion Markets were 389,312 for the nine months ended September 30, 2006. Total customers were 442,268 as of September 30, 2006, an increase of 735% over the customer total as of December 31, 2005. The increase in 2006 is primarily attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the launch of the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006.
     Adjusted EBITDA Deficit. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended September 30, 2006, Expansion Markets Adjusted EBITDA deficit was $20.1 million compared to $5.7 million for the same period in 2005. For the nine months ended September 30, 2006, Expansion Markets Adjusted EBITDA deficit was $79.4 million compared to $8.7 million for the same period in 2005. The increases in Adjusted EBITDA deficit, when compared to the same periods in the previous year, are attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005, the launch of the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006, as well as expenses associated with the construction of the Orlando metropolitan area, portions of northern Florida, and the Los Angeles metropolitan area.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(in thousands,
	except average numbers of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$221,615	$332,920	$631,209	$916,179
Less:
Activation revenues	(1,751)	(2,123)	(4,988)	(6,026)
E-911, FUSF and vendor’s compensation charges	(6,513)	(9,512)	(18,875)	(29,222)

Net service revenues	$213,351	$321,285	$607,346	$880,931
Divided by: Average number of customers	1,686,774	2,503,423	1,593,848	2,281,261

ARPU	$42.16	$42.78	$42.34	$42.91

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(in thousands,
	except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$15,266	$26,062	$43,863	$72,796
Less: Activation revenues	(1,751)	(2,123)	(4,988)	(6,026)
Less: Equipment revenues	(41,940)	(63,196)	(118,990)	(177,592)
Add: Equipment revenue not associated with new customers	20,891	28,802	55,324	80,571
Add: Cost of equipment	77,140	117,982	210,529	330,898
Less: Equipment costs not associated with new customers	(30,949)	(38,259)	(77,910)	(108,292)

Gross addition expenses	$38,657	$69,268	$107,828	$192,355
Divided by: Gross customer additions	376,916	575,820	1,062,772	1,650,282

CPGA	$102.56	$120.29	$101.46	$116.56

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(in thousands,
	except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$72,261	$113,524	$201,940	$313,510
Add: General and administrative expense	23,750	34,158	72,343	99,125
Add: Net loss on equipment transactions unrelated to initial customer acquisition	10,058	9,457	22,586	27,721
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(337)	(3,781)	(3,302)	(7,750)
Less: E-911, FUSF and vendor’s compensation revenues	(6,513)	(9,512)	(18,875)	(29,222)

Total costs used in the calculation of CPU	$99,219	$143,846	$274,692	$403,384
Divided by: Average number of customers	1,686,774	2,503,423	1,593,848	2,281,261

CPU	$19.61	$19.15	$19.15	$19.65

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, proceeds from our recent sale of 9 1/4% senior notes and our senior secured credit facility. At September 30, 2006, we had a total of approximately $345.8 million in cash, cash equivalents and short-term investments.

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
     The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the first nine months of 2006 were approximately $453.9 million and aggregate capital expenditures for 2005 were approximately $266.5 million. These expenditures were primarily associated with the construction of the network infrastructure in our Expansion Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites and switches. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new Expansion Markets have attractive demographics which will result in increased revenues.
     As of September 30, 2006, we owed an aggregate of $900 million under our Credit Agreements. In addition, in connection with our payment of the purchase price for the Auction 66 licenses in October 2006, certain of our subsidiaries borrowed $1.25 billion under a secured bridge credit facility and an additional $250 million under an unsecured bridge credit facility. See “— Bridge Credit Facilities” below. The funds borrowed under the bridge credit facilities were used primarily to pay the aggregate purchase price of approximately $1.4 billion for the licenses we purchased in Auction 66. In November 2006, we consummated the sale of $1.0 billion in aggregate principal amount of 9 1/4% senior notes and entered into a senior secured credit facility, pursuant to which we may borrow up to $1.7 billion. We borrowed $1.6 billion under our senior secured credit facility concurrently with the closing of the sale of the 9 1/4% senior notes and used the amount borrowed, together with the net proceeds from the sale of the 9 1/4% senior notes, to repay all amounts owed under the Credit Agreements and the bridge credit facilities and to pay the related premiums, fees and expenses and we intend to use the remaining amounts for general corporate purposes.

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
     The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three and nine months ended September 30, 2005 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$20,556	$29,266	$179,835	$70,625
Adjustments:
Depreciation and amortization	21,911	36,611	61,895	96,187
Loss (gain) on disposal of assets	5,449	(1,615)	(218,292)	10,763
Stock-based compensation expense (1)	337	3,781	3,302	7,750
Interest expense	17,069	24,811	40,867	67,408
Accretion of put option in majority-owned subsidiary (1)	62	203	187	564
Interest and other income	(3,105)	(4,386)	(4,876)	(15,106)
Loss (gain) on extinguishment of debt	—	—	46,448	(244)
Provision for income taxes	13,196	19,500	115,460	47,245

Consolidated Adjusted EBITDA	$75,475	$108,171	$224,826	$285,192

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.
     In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three and nine months ended September 30, 2005 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$94,996	$85,620	$247,015	$284,688
Adjustments:
Interest expense	17,069	24,811	40,867	67,408
Non-cash interest expense	(139)	(2,926)	(3,766)	(3,702)
Interest and other income	(3,105)	(4,386)	(4,876)	(15,106)
Provision for uncollectible accounts receivable	(1)	47	38	(64)
Deferred rent expense	(1,264)	(1,989)	(3,091)	(5,365)
Cost of abandoned cell sites	(144)	(1,431)	(251)	(2,069)
Accretion of asset retirement obligation	(50)	(171)	(103)	(469)
Loss (gain) on sale of investments	—	607	(49)	1,875
Provision for income taxes	13,196	19,500	115,460	47,245
Deferred income taxes	(12,569)	(15,296)	(113,580)	(41,792)
Changes in working capital	(32,514)	3,785	(52,838)	(47,457)

Consolidated Adjusted EBITDA	$75,475	$108,171	$224,826	$285,192

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
  Operating Activities
     Cash provided by operating activities was $284.7 million during the nine months ended September 30, 2006 compared to $247.0 million during the nine months ended September 30, 2005. The increase was primarily attributable to a 74% increase in net income during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, excluding the impact of a $139.2 million gain, net of tax, on the nonrecurring sale of a 10 MHz portion of our 30 MHz PCS license for the San Francisco — Oakland — San Jose basic trading area. The timing of payments on accounts payable and accrued expenses in the nine months ended September 30, 2006, as well as an increase in deferred revenues as a result of the 50% increase in customers during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 also contributed to the increase in cash provided by operating activities.
  Investing Activities
     Cash used in investing activities was $489.3 million during the nine months ended September 30, 2006 compared to $789.1 million during the nine months ended September 30, 2005. The decrease was due primarily to a $419.1 million increase in net proceeds from investments and a $303.8 million decrease in purchases of FCC licenses, partially offset by a $249.4 million increase in purchases of property and equipment related to the construction of the Expansion Markets.
  Financing Activities
     Cash provided by financing activities was $208.1 million during the nine months ended September 30, 2006 compared to $564.8 million during the nine months ended September 30, 2005. This decrease was due primarily to the net proceeds from the Credit Agreements as well as net proceeds from the issuance of Series E Preferred Stock in the amount of $46.7 million during the first nine months of 2005.

  First and Second Lien Credit Agreements
     As of September 30, 2006, there was a total of $900.0 million outstanding under the Credit Agreements, which is reported as long-term debt on the consolidated balance sheets included elsewhere in this report.
     The terms of the Credit Agreements required us to enter into an interest rate cap agreement in an amount equal to at least 50% of the aggregate debt outstanding thereunder. On June 27, 2005, we entered into a three-year interest rate cap agreement to mitigate the impact of interest rate changes. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate. At September 30, 2006, the interest rate cap agreement had a notional value of $450.0 million and we will receive payments on a semiannual basis if the six-month LIBOR interest rate exceeds 3.75% through January 1, 2007 and 6.00% through the agreement maturity date of July 1, 2008. We paid $1.9 million upon execution of the interest rate cap agreement. This financial instrument is reported in long-term investments at fair market value on the consolidated balance sheets included elsewhere in this report, which was $4.4 million as of September 30, 2006.
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

     The facilities under the senior secured credit agreement are guaranteed by MetroPCS Communications, Inc., MetroPCS, Inc. and each of MetroPCS Wireless, Inc.’s direct and indirect present and future wholly-owned domestic subsidiaries. The facilities are not guaranteed by Royal Street, but MetroPCS Wireless, Inc. has pledged the promissory note given by Royal Street Communications in connection with amounts borrowed by Royal Street Communications from MetroPCS Wireless, Inc. and we pledged the limited liability company member interests we hold in Royal Street Communications. The senior secured credit facility contains customary events of default, including cross defaults. The obligations are also secured by the capital stock of MetroPCS Wireless, Inc. as well as substantially all of the present and future assets of MetroPCS Wireless, Inc. and each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions).
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
     During the nine months ended September 30, 2006, we and Royal Street incurred $453.9 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Expansion Markets.

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
     On December 21, 2005, the FCC granted Royal Street Communications 10 MHz of PCS spectrum in the Los Angeles, California; Orlando, Lakeland-Winter Haven, Jacksonville, Melbourne-Titusville, and Gainesville, Florida basic trading areas. Royal Street Communications, as the high bidder in Auction 58, had paid approximately $294.0 million to the FCC for these PCS licenses.
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
     At September 30, 2006, we had $1.1 billion in outstanding indebtedness under our Credit Agreements and our secured bridge credit facility that bears interest at floating rates tied to a fixed spread to the London Inter Bank Offered Rate. The interest rates on the outstanding debt under our Credit Agreements as of September 30, 2006 were

10.19% for the First Lien Credit Agreement, 12.69% for the Second Lien Credit Agreement and 10.04% for the secured bridge credit facility. If market interest rates increase 100 basis points over the rates in effect at September 30, 2006, annual interest expense would increase $11.0 million.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(e), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2006, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     On August 15, 2006, we filed a separate action in the California Superior Court, Stanislaus County, Case No. 382780, against Leap and others for unfair competition, misappropriation of trade secrets, interference with contracts, breach of contract, intentional interference with prospective business advantage, and trespass. In this suit we seek monetary and punitive damages and injunctive relief. Defendants responded to our complaint by filing demurrers on or about January 5, 2007 requesting that the Court dismiss the complaint. On February 1, 2007, the Court granted the demurrers in part and granted us leave to amend the complaint. We filed a First Amended Complaint on February 27, 2007. Defendant’s response to the First Amended Complaint was due March 28, 2007. Defendants responded by filing demurrers on March 28, 2007, requesting that the Court dismiss our First Amended Complaint. The demurrers are set for hearing on May 2, 2007.We intend to vigorously prosecute this complaint.
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