Form 10-Q
period 2007-03-31
METROPCS COMMUNICATIONS INC
filed 2007-05-15
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     On April 30, 2007, there were 346,643,726 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q

*	No reportable information under this item.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$231,318	$161,498
Short-term investments	308,353	390,651
Restricted short-term investments	—	607
Inventories, net	106,721	92,915
Accounts receivable (net of allowance for uncollectible accounts of $2,228 and $1,950 at March 31, 2007 and December 31, 2006, respectively)	25,531	28,140
Prepaid expenses	40,203	33,109
Deferred charges	27,953	26,509
Deferred tax asset	815	815
Other current assets	26,844	24,283

Total current assets	767,738	758,527
Property and equipment, net	1,363,786	1,256,162
Long-term investments	—	1,865
FCC licenses	2,072,885	2,072,885
Microwave relocation costs	9,369	9,187
Other assets	58,434	54,496

Total assets	$4,272,212	$4,153,122

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$364,742	$325,681
Current maturities of long-term debt	16,000	16,000
Deferred revenue	105,631	90,501
Other current liabilities	3,920	3,447

Total current liabilities	490,293	435,629
Long-term debt	2,576,000	2,580,000
Deferred tax liabilities	199,106	177,197
Deferred rents	24,243	22,203
Redeemable minority interest	4,267	4,029
Other long-term liabilities	31,755	26,316

Total liabilities	3,325,664	3,245,374
COMMITMENTS AND CONTINGENCIES (See Note 9)
SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 4,000,000 shares designated, 3,500,993 shares issued and outstanding at March 31, 2007 and December 31, 2006; Liquidation preference of $452,567 and $447,388 at March 31, 2007 and December 31, 2006, respectively	448,665	443,368
SERIES E CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 500,000 shares designated, 500,000 shares issued and outstanding at March 31, 2007 and December 31, 2006; Liquidation preference of $54,759 and $54,019 at March 31, 2007 and December 31, 2006, respectively	51,960	51,135
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 25,000,000 shares authorized, 4,000,000 of which have been designated as Series D Preferred Stock and 500,000 of which have been designated as Series E Preferred Stock; no shares of preferred stock other than Series D & E Preferred Stock (presented above) issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common Stock, par value $0.0001 per share, 300,000,000 shares authorized, 157,135,815 and 157,052,097 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	16	16
Additional paid-in capital	170,980	166,315
Retained earnings	275,919	245,690
Accumulated other comprehensive (loss) income	(992)	1,224

Total stockholders’ equity	445,923	413,245

Total liabilities and stockholders’ equity	$4,272,212	$4,153,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the three months ended
	March 31,
	2007	2006
REVENUES:
Service revenues	$439,516	$275,416
Equipment revenues	97,170	54,045

Total revenues	536,686	329,461

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $35,174 and $24,854, shown separately below)	145,335	92,489
Cost of equipment	173,308	100,911
Selling, general and administrative expenses (excluding depreciation and amortization expense of $4,206 and $2,406, shown separately below)	72,937	51,437
Depreciation and amortization	39,380	27,260
Loss on disposal of assets	3,050	10,365

Total operating expenses	434,010	282,462

Income from operations	102,676	46,999

OTHER EXPENSE (INCOME):
Interest expense	48,976	20,884
Accretion of put option in majority-owned subsidiary	238	157
Interest and other income	(7,157)	(4,572)
Gain on extinguishment of debt	—	(217)

Total other expense	42,057	16,252

Income before provision for income taxes	60,619	30,747

Provision for income taxes	(24,267)	(12,377)

Net income	36,352	18,370

Accrued dividends on Series D Preferred Stock	(5,180)	(5,180)
Accrued dividends on Series E Preferred Stock	(740)	(740)
Accretion on Series D Preferred Stock	(118)	(118)
Accretion on Series E Preferred Stock	(85)	(85)

Net income applicable to Common Stock	$30,229	$12,247

Net income	$36,352	$18,370
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	595	227
Unrealized (loss) gain on cash flow hedging derivative, net of tax	(1,769)	611
Reclassification adjustment for gains included in net income, net of tax	(1,042)	(495)

Comprehensive income	$34,136	$18,713

Net income per common share: (See Note 8)
Basic	$0.11	$0.04

Diluted	$0.11	$0.04

Weighted average shares:
Basic	157,035,119	155,174,314

Diluted	163,447,880	159,287,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the three months ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,352	$18,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,380	27,260
Provision for (recovery of) uncollectible accounts receivable	127	(138)
Deferred rent expense	2,039	1,415
Cost of abandoned cell sites	1,796	230
Non-cash interest expense	1,096	379
Loss on disposal of assets	3,050	10,365
Gain on extinguishment of debt	—	(217)
Gain on sale of investments	(959)	(299)
Accretion of asset retirement obligation	282	133
Accretion of put option in majority-owned subsidiary	238	157
Deferred income taxes	23,611	11,753
Stock-based compensation expense	4,211	1,811
Changes in assets and liabilities:
Inventories	(13,976)	(11,032)
Accounts receivable	2,482	1,000
Prepaid expenses	(5,431)	(3,646)
Deferred charges	(1,445)	(7,626)
Other assets	(5,417)	(237)
Accounts payable and accrued expenses	8,119	2,682
Deferred revenue	15,141	12,066
Other liabilities	876	1,202

Net cash provided by operating activities	111,572	65,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(156,235)	(134,740)
Change in prepaid purchases of property and equipment	(1,654)	(6,488)
Purchase of investments	(321,322)	(270,893)
Proceeds from sale of investments	404,551	276,692
Change in restricted cash and investments	556	(3,116)

Net cash used in investing activities	(74,104)	(138,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	38,281	23,611
Debt issuance costs	(740)	—
Cost of raising capital	(1,288)	—
Repayment of debt	(4,000)	(1,795)
Proceeds from minority interest in majority-owned subsidiary	—	2,000
Proceeds from exercise of stock options	99	151

Net cash provided by financing activities	32,352	23,967

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,820	(48,950)
CASH AND CASH EQUIVALENTS, beginning of period	161,498	112,709

CASH AND CASH EQUIVALENTS, end of period	$231,318	$63,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because Royal Street is a variable interest entity and the Company will absorb all of Royal Street’s expected losses. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements. The redeemable minority interest in Royal Street is included in long-term liabilities. The condensed consolidated interim balance sheets as of March 31, 2007 and December 31, 2006, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended March 31, 2007 and 2006, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.
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
     Federal Universal Service Fund (“FUSF”) and E-911 fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in services revenues and cost of service on the accompanying statements of income and comprehensive income. For the three months ended March 31, 2007 and 2006, the Company recorded approximately $19.9 million and $8.6 million, respectively, of FUSF and E-911 fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative fees on the accompanying statements of income and comprehensive income.
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
2. Share-Based Payments:
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), the Company has recognized stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted to employees. SFAS No. 1 23(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations (“APB No. 25”). The Company adopted SFAS No. 123(R) on January 1, 2006. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense recognized under SFAS No. 123(R) was $4.2 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively. Cost of service for the three months ended March 31, 2007, includes $0.2 million of stock-based compensation. For the three months ended March

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
31, 2007 and 2006, selling, general and administrative expenses include $4.0 million and $1.8 million of stock-based compensation, respectively.
3. Property and Equipment:
     Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Construction-in-progress	$259,766	$193,856
Network infrastructure	1,405,183	1,329,986
Office equipment	33,181	31,065
Leasehold improvements	24,450	21,721
Furniture and fixtures	6,415	5,903
Vehicles	207	207

	1,729,202	1,582,738

Accumulated depreciation	(365,416)	(326,576)

Property and equipment, net	$1,363,786	$1,256,162

4. Accounts Payable and Accrued Expenses:
     Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accounts payable	$84,288	$90,084
Book overdraft	59,569	21,288
Accrued accounts payable	97,281	111,974
Accrued liabilities	7,530	9,405
Payroll and employee benefits	10,310	20,645
Accrued interest	51,062	24,529
Taxes, other than income	50,437	42,882
Income taxes	4,265	4,874

Accounts payable and accrued expenses	$364,742	$325,681

5. Long-Term Debt:
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
9 1/4% Senior Notes	$1,000,000	$1,000,000
Senior Secured Credit Facility	1,592,000	1,596,000

Total debt	2,592,000	2,596,000
Less: current maturities	(16,000)	(16,000)

Total long-term debt	$2,576,000	$2,580,000

$1.0 Billion 9 1/4% Senior Notes
     On November 3, 2006, MetroPCS Wireless, Inc. (“Wireless”) completed the sale of $1.0 billion of 9 1/4% Senior Notes due 2014 (the “9 1/4% Senior Notes”). The 9 1/4% Senior Notes are unsecured obligations and are jointly and severally, fully and unconditionally guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the 9 1/4% Senior Notes on May 1 and November 1 of each year, beginning on May 1, 2007. Wireless may, at its option, redeem some or all of the 9 1/4% Senior Notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the 9 1/4% Senior Notes. In addition, Wireless may also redeem up to 35% of the aggregate principal amount of the 9 1/4% Senior Notes with the net cash proceeds of certain sales of equity securities.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     On November 3, 2006, Wireless also entered into a registration rights agreement. Under the registration rights agreement, Wireless must file a registration statement with the United States Securities and Exchange Commission (“SEC”) relating to an offer to exchange and issue notes equal to the outstanding principal amount of the 9 1/4% Senior Notes prior to the earlier of (i) 365 days after the closing date of the 9 1/4% Senior Notes and (ii) 30 days following the date that MetroPCS or any of its subsidiaries, other than Royal Street, consummates a public offering of its capital stock. In addition, Wireless must use all commercially reasonable efforts to cause such registration statement to be declared effective by the SEC on or prior to 180 days after the filing of the registration statement and consummate the exchange offer within 30 business days after the registration statement has been declared effective by the SEC. If (i) Wireless fails to file a registration statement by the applicable deadline, (ii) any such registration statement has not been declared effective by the SEC by the applicable deadline, (iii) the exchange offer has not been consummated by the applicable deadline or (iv) any registration statement required by the registration rights agreement is filed and declared effective but thereafter ceases to be effective or fails to be usable for its intended purpose without being cured under the terms of the registration rights agreement, then Wireless and the guarantors of the 9 1/4% Senior Notes must pay each holder liquidated damages in an amount equal to $0.05 per week per $1,000 in principal amount of 9 1/4% Senior Notes for each week or portion thereof that the default continues for the first 90-day period immediately following the occurrence of the default. The amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of the 9 1/4% Senior Notes with respect to each subsequent 90-day period until all defaults have been cured, up to a maximum amount of liquidated damages of $0.20 per week per $1,000 in principal amount of 9 1/4% Senior Notes. On April 24, 2007, MetroPCS closed on its initial public offering (the “Offering”)(See Note 15). Under the terms of the registration rights agreement, Wireless is required to file a registration statement related to the exchange offer with the SEC by May 24, 2007. On May 15, 2007, Wireless filed such required initial registration statement on Form S-4.
Senior Secured Credit Facility
     On November 3, 2006, Wireless entered into a secured credit facility, pursuant to which Wireless may borrow up to $1.7 billion, as amended, (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $1.6 billion term loan facility and a $100.0 million revolving credit facility. The term loan facility is repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature in seven years and the revolving credit facility will mature in five years.
     The facilities under the Senior Secured Credit Facility are guaranteed by MetroPCS, MetroPCS, Inc. and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries. The facilities are not guaranteed by Royal Street, but Wireless pledged the promissory note that Royal Street had given it in connection with amounts borrowed by Royal Street from Wireless and the limited liability company member interest held in Royal Street Communications. The Senior Secured Credit Facility contains customary events of default, including cross defaults. The obligations are also secured by the capital stock of Wireless as well as substantially all of Wireless’ present and future assets and the capital stock and substantially all of the assets of each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions), but excludes Royal Street.
     The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of March 31, 2007 was 7.389%. On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of the Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt. The quarterly interest settlement periods began on February 1, 2007. The interest rate protection agreement expires on February 1, 2010. This financial instrument is included in other long-term liabilities at fair market value, which was approximately $1.8 million as of March 31, 2007. At December 31, 2006, this financial instrument was reported in long-term investments at fair market value, which was approximately $1.9 million. The change in fair value is reported in accumulated other comprehensive (loss) income in the consolidated balance sheets, net of income taxes. On February 20, 2007, Wireless entered into an amendment to the Senior Secured Credit Facility. Under the amendment, the margin used to determine the Senior Secured Credit Facility interest rate was reduced to 2.25% from 2.50%.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     As of March 31, 2007, there was a total of approximately $1.6 billion outstanding under the Senior Secured Credit Facility, of which $16.0 million is reported in current maturities of long-term debt and approximately $1.6 billion is reported as long-term debt on the accompanying consolidated balance sheets.
6. Income Taxes:
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
     On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues. The Company has completed its review and assessment of uncertain tax positions and the adoption of FIN 48 for the quarter ended March 31, 2007 did not have a significant impact on the Company’s financial statements. There was no cumulative effect adjustment related to adopting FIN 48. As of January 1, 2007, the amount of unrecognized tax benefits was $23.4 million of which $22.6 million would, if recognized, decrease the Company’s effective tax rate.
     The Company files income tax returns in the US federal and certain state jurisdictions and are subject to examinations by the IRS and other taxing authorities. Federal examinations of income tax returns filed by the Company and any of its subsidiaries for the years ending prior to January 1, 2004 are complete. The state of California is in the process of examining the Company’s income tax returns for the years 2002 through 2003 and the Company has entered the appeals process. At this time, the Company cannot accurately predict when any issues raised in the California audit will be fully resolved.
     The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of January 1, 2007, current liabilities included a total of $1.6 million and non-current liabilities included a total of $8.8 million in accrued interest and penalties. The amount of interest (after-tax) and penalties included in income tax expense for the quarter ended March 31, 2007 totaled $0.6 million.
     The Company does not expect that the total amount of unrecognized tax benefits for the positions included as of the date of the adoption will significantly increase or decrease within the next twelve months.
7. Stockholders’ Equity:
     Common Stock Issued to Directors
     Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as defined in MetroPCS’ Non-Employee Director Remuneration Plan. The annual retainer provided under the Non-Employee Director Remuneration Plan may be paid, at the election of each non-employee director, in cash, common stock, or a combination of cash and common stock. During the three months ended March 31, 2007 and 2006, non-employee members of the Board of Directors were issued 31,230 and 43,845 shares of common stock, respectively, as payment of their annual retainer.
     Stockholder Rights Plan
     On March 27, 2007, in connection with the Offering, the Company adopted a Stockholder Rights Plan (See Note 15). Under the Stockholder Rights Plan, each share of the Company’s common stock includes one right to purchase one one-thousandth of a share of series A junior participating preferred stock. The rights will separate from the

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
common stock and become exercisable (1) ten calendar days after public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% of the Company’s outstanding common stock or (2) ten business days following the start of a tender offer or exchange offer that would result in a person’s acquiring beneficial ownership of 15% of the Company’s outstanding common stock. A 15% beneficial owner is referred to as an “acquiring person” under the Stockholder Rights Plan.
8. Net Income Per Common Share:
     The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2007	2006
Basic EPS—Two Class Method:
Net income	$36,352	$18,370
Accrued dividends and accretion:
Series D Preferred Stock	(5,298)	(5,298)
Series E Preferred Stock	(825)	(825)

Net income applicable to common stock	$30,229	$12,247
Amount allocable to common shareholders	57.2%	57.0%

Rights to undistributed earnings	$17,304	$6,975

Weighted average shares outstanding—basic	157,035,119	155,174,314

Net income per common share—basic	$0.11	$0.04

Diluted EPS:
Rights to undistributed earnings	$17,304	$6,975

Weighted average shares outstanding—basic	157,035,119	155,174,314
Effect of dilutive securities:
Warrants	—	526,947
Stock options	6,412,761	3,586,243

Weighted average shares outstanding—diluted	163,447,880	159,287,504

Net income per common share—diluted	$0.11	$0.04

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
     For the three months ended March 31, 2007 and 2006, 142.8 million and 136.1 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the three months ended March 31, 2007 and 2006, 6.0 million and 5.7 million, respectively, of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     See Note 15 for a discussion of the Offering and the related conversion of all outstanding preferred stock in April 2007.
9. Commitments and Contingencies:
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Rescission Offer
     Certain options granted under the Company’s 1995 Stock Option Plan and 2004 Equity Incentive Plan may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. As a result, on April 27, 2007, the Company’s Board of Directors approved a rescission offer to the holders of certain options and on May 15, 2007 the Company filed an initial registration statement on Form S-1. If this rescission offer is accepted, the Company could be required to make aggregate payments to the holders of these options of up to approximately $1.4 million, which includes statutory interest, based on options outstanding as of March 31, 2007. This rescission offer may not terminate a purchaser’s right to rescind a sale of a security that was not registered as required. If any or all of the offerees reject the rescission offer, the Company may continue to be liable for this amount under federal and state securities laws. Management does not believe that this rescission offer will have a material effect on the Company’s results of operations, cash flows or financial position.
AWS Licenses Acquired in Auction 66
     Spectrum allocated for advanced wireless services (“AWS”) currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the United States Federal Communications Commission (“FCC”) adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate and some such users may delay relocation for some time. For the three months ended March 31, 2007, the Company incurred approximately $0.2 million in microwave relocation costs. No relocation costs were incurred for the three months ended March 31, 2006.
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
10. Supplemental Cash Flow Information:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Cash paid for interest	$22,069	$16,141
Cash paid for income taxes	710	525
     Non-cash investing activities:
     Net changes in the Company’s accrued purchases of property, plant and equipment were $7.0 million and $32.6 million for the three months ended March 31, 2007 and 2006, respectively.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     Non-cash financing activities:
     MetroPCS accrued dividends of $5.2 million and $5.2 million related to the Series D Preferred Stock for the three months ended March 31, 2007 and 2006, respectively.
     MetroPCS accrued dividends of $0.7 million and $0.7 million related to the Series E Preferred Stock for the three months ended March 31, 2007 and 2006, respectively.
11. Related-Party Transactions:
     One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 17% interest in a company that provides services to the Company’s customers, including handset insurance programs and roadside assistance services. Pursuant to the Company’s agreement with this related party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related party. During the three months ended March 31, 2007 and 2006, the Company received fees of approximately $1.1 million and $0.5 million, respectively, as compensation for providing this billing and collection service. In addition, the Company also sells handsets to this related party. For the three months ended March 31, 2007 and 2006, the Company sold approximately $3.2 million and $3.2 million in handsets, respectively, to the related party. As of March 31, 2007 and December 31, 2006, the Company owed approximately $3.7 million and $3.0 million, respectively, to this related party for fees collected from its customers that are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. As of March 31, 2007 receivables from this related party in the amount of approximately $1.2 million are included in accounts receivable. As of December 31, 2006, receivables from this related party in the amount of approximately $0.8 million and $0.1 million, respectively, are included in accounts receivable and other current assets, respectively.
12. Segment Information:
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
     As of March 31, 2007, the Company had eight operating segments based on geographic region within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento, Tampa/Sarasota/Orlando and Los Angeles. Each of these operating segments provides wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, push e-mail and other value-added services.
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
     Interest expense, interest income, gain/loss on extinguishment of debt and income taxes are not allocated to the segments in the computation of segment operating results for internal evaluation purposes.

		Expansion
Three Months Ended March 31, 2007	Core Markets	Markets	Other (4)	Total
	(in thousands)
Service revenues	$336,934	$102,582	$—	$439,516
Equipment revenues	68,268	28,902	—	97,170
Total revenues	405,202	131,484	—	536,686
Cost of service (1)	100,440	44,707	188	145,335
Cost of equipment	113,240	60,068	—	173,308
Selling, general and administrative expenses (2)	43,296	28,838	803	72,937
Adjusted EBITDA (deficit) (3)	150,322	(121)	(884)
Depreciation and amortization	28,105	10,063	1,212	39,380
Stock-based compensation expense	2,095	2,009	107	4,211
Income (loss) from operations	117,225	(12,186)	(2,363)	102,676
Interest expense	—	—	48,976	48,976
Accretion of put option in majority-owned subsidiary	—	—	238	238
Interest and other income	—	—	(7,157)	(7,157)
Income (loss) before provision for income taxes	117,225	(12,186)	(44,420)	60,619

		Expansion
Three Months Ended March 31, 2006	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$264,597	$10,819	$—	$275,416
Equipment revenues	50,047	3,998	—	54,045
Total revenues	314,644	14,817	—	329,461
Cost of service	78,932	13,557	—	92,489
Cost of equipment	90,928	9,983	—	100,911
Selling, general and administrative expenses (2)	37,475	13,962	—	51,437
Adjusted EBITDA (deficit) (3)	109,120	(22,685)	—
Depreciation and amortization	25,007	1,547	706	27,260
Stock-based compensation expense	1,811	—	—	1,811
Income (loss) from operations	72,055	(24,350)	(706)	46,999
Interest expense	—	—	20,884	20,884
Accretion of put option in majority-owned subsidiary	—	—	157	157
Interest and other income	—	—	(4,572)	(4,572)
Gain on extinguishment of debt	—	—	217	217
Income (loss) before provision for income taxes	72,055	(24,350)	(16,958)	30,747

(1)	Cost of service for the three months ended March 31, 2007, includes $0.2 million of stock-based compensation disclosed separately.

(2)	Selling, general and administrative expenses include stock-based compensation disclosed separately. For the three months ended March 31, 2007 and 2006, selling, general and administrative expenses include $4.0 million and $1.8 million of stock-based compensation, respectively.

(3)	Core and Expansion Markets Adjusted EBITDA (deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of the Company’s ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

(4)	“Other” includes expenses associated with the AWS licenses the Company was granted in November 2006 as a result of FCC Auction 66. These expenses are presented in the “Other” column as utilization of the Auction 66 AWS licenses in the Company’s operations has not commenced and the Company has not allocated the Auction 66 AWS licenses to a reportable segment as of March 31, 2007.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     The following table reconciles segment Adjusted EBITDA (deficit) for the three months ended March 31, 2007 and 2006 to consolidated income before provision for income taxes:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$150,322	$109,120
Expansion Markets Adjusted EBITDA (Deficit)	(121)	(22,685)
Other Adjusted EBITDA (Deficit)	(884)	—

Total	149,317	86,435
Depreciation and amortization	(39,380)	(27,260)
Loss on disposal of assets	(3,050)	(10,365)
Non-cash compensation expense	(4,211)	(1,811)
Interest expense	(48,976)	(20,885)
Accretion of put option in majority-owned subsidiary	(238)	(157)
Interest and other income	7,157	4,572
Gain on extinguishment of debt	—	217

Consolidated income before provision for income taxes	$60,619	$30,746

13. Guarantor Subsidiaries:
     In connection with Wireless’ sale of the 9 1/4% Senior Notes and the entry into the Senior Secured Credit Facility, MetroPCS and all of MetroPCS’ subsidiaries, other than Wireless and Royal Street (the “guarantor subsidiaries”), provided guarantees on the 9 1/4% Senior Notes and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility restrict the ability of the guarantor subsidiaries to transfer funds to Wireless. Royal Street Communications and its subsidiaries (the “non-guarantor subsidiaries”) are not guarantors of the 9 1/4% Senior Notes or the Senior Secured Credit Facility.
     The following information presents condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006, condensed consolidating statements of income for the three months ended March 31, 2007 and 2006, and condensed consolidating statements of cash flows for the three months ended March 31, 2007 and 2006 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries. Investments include investments in subsidiaries held by the parent company and the issuer and have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Balance Sheet
As of March 31, 2007

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$29,626	$124,436	$264	$76,992	$—	$231,318
Short-term investments	32,861	275,492	—	—	—	308,353
Inventories, net	—	98,660	8,061	—	—	106,721
Accounts receivable, net	—	25,210	—	1,801	(1,480)	25,531
Prepaid expenses	—	3,739	34,539	1,925	—	40,203
Deferred charges	—	27,953	—	—	—	27,953
Deferred tax asset	—	815	—	—	—	815
Current receivable from subsidiaries	—	4,058	—	—	(4,058)	—
Other current assets	271	11,006	15,969	39	(441)	26,844

Total current assets	62,758	571,369	58,833	80,757	(5,979)	767,738
Property and equipment, net	—	30,489	1,215,506	117,791	—	1,363,786
Investment in subsidiaries	354,283	1,033,514	—	—	(1,387,797)	—
FCC licenses	1,391,410	—	387,876	293,599	—	2,072,885
Microwave relocation costs	—	—	9,369	—	—	9,369
Long-term receivable from subsidiaries	—	538,204	—	—	(538,204)	—
Other assets	1,821	56,318	4,469	8,395	(12,569)	58,434

Total assets	$1,810,272	$2,229,894	$1,676,053	$500,542	$(1,944,549)	$4,272,212

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$543	$188,210	$150,186	$31,562	$(5,759)	$364,742
Current maturities of long-term debt	—	16,000	—	4,058	(4,058)	16,000
Deferred revenue	—	19,410	86,221	—	—	105,631
Advances to subsidiaries	863,181	(1,149,521)	286,340	—	—	—
Other current liabilities	—	41	3,879	1,150	(1,150)	3,920

Total current liabilities	863,724	(925,860)	526,626	36,770	(10,967)	490,293
Long-term debt	—	2,576,000	—	7,581	(7,581)	2,576,000
Long-term note to parent	—	—	—	538,204	(538,204)	—
Deferred tax liabilities	—	199,106	—	—	—	199,106
Deferred rents	—	—	23,543	700	—	24,243
Redeemable minority interest	—	4,267	—	—	—	4,267
Other long-term liabilities	—	22,098	7,531	2,126	—	31,755

Total liabilities	863,724	1,875,611	557,700	585,381	(556,752)	3,325,664
COMMITMENTS AND CONTINGENCIES (See Note 9)
SERIES D PREFERRED STOCK	448,665	—	—	—	—	448,665
SERIES E PREFERRED STOCK	51,960	—	—	—	—	51,960
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	16	—	—	20,000	(20,000)	16
Additional paid-in capital	170,980	—	—	—	—	170,980
Retained earnings (deficit)	275,919	355,343	1,118,353	(104,839)	(1,368,857)	275,919
Accumulated other comprehensive (loss) income	(992)	(1,060)	—	—	1,060	(992)

Total stockholders’ equity	445,923	354,283	1,118,353	(84,839)	(1,387,797)	445,923

Total liabilities and stockholders’ equity	$1,810,272	$2,229,894	$1,676,053	$500,542	$(1,944,549)	$4,272,212

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
COMMITMENTS AND CONTINGENCIES (See Note 9)
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Three Months Ended March 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$577	$439,488	$4,225	$(4,774)	$439,516
Equipment revenues	—	3,080	94,090	—	—	97,170

Total revenues	—	3,657	533,578	4,225	(4,774)	536,686
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	140,411	9,698	(4,774)	145,335
Cost of equipment	—	2,984	170,324	—	—	173,308
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	97	68,331	4,509	—	72,937
Depreciation and amortization	—	—	38,708	672	—	39,380
Loss on disposal of assets	—	—	3,049	1	—	3,050

Total operating expenses	—	3,081	420,823	14,880	(4,774)	434,010

Income (loss) from operations	—	576	112,755	(10,655)	—	102,676
OTHER EXPENSE (INCOME):
Interest expense	—	54,312	(1,522)	9,730	(13,544)	48,976
Earnings from consolidated subsidiaries	(35,481)	(94,505)	—	—	129,986	—
Accretion of put option in majority-owned subsidiary	—	238	—	—	—	238
Interest and other income	(871)	(19,216)	(10)	(604)	13,544	(7,157)

Total other (income) expense	(36,352)	(59,171)	(1,532)	9,126	129,986	42,057
Income (loss) before provision for income taxes	36,352	59,747	114,287	(19,781)	(129,986)	60,619
Provision for income taxes	—	(24,267)	—	—	—	(24,267)

Net income (loss)	$36,352	$35,480	$114,287	$(19,781)	$(129,986)	$36,352

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Three Months Ended March 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$275,416	$—	$—	$275,416
Equipment revenues	—	3,188	50,857	—	—	54,045

Total revenues	—	3,188	326,273	—	—	329,461
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	91,959	530	—	92,489
Cost of equipment	—	3,093	97,818	—	—	100,911
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	95	48,020	3,322	—	51,437
Depreciation and amortization	—	—	27,260	—	—	27,260
Loss on disposal of assets	—	—	10,365	—	—	10,365

Total operating expenses	—	3,188	275,422	3,852	—	282,462

Income (loss) from operations	—	—	50,851	(3,852)	—	46,999
OTHER EXPENSE (INCOME):
Interest expense	—	22,350	(1,424)	8,775	(8,817)	20,884
Earnings from consolidated subsidiaries	(17,828)	(40,000)	—	—	57,828	—
Accretion of put option in majority-owned subsidiary	—	157	—	—	—	157
Interest and other income	(542)	(12,712)	(1)	(134)	8,817	(4,572)
Gain on extinguishment of debt	—	—	(217)	—	—	(217)

Total other (income) expense	(18,370)	(30,205)	(1,642)	8,641	57,828	16,252
Income (loss) before provision for income taxes	18,370	30,205	52,493	(12,493)	(57,828)	30,747
Provision for income taxes	—	(12,377)	—	—	—	(12,377)

Net income (loss)	$18,370	$17,828	$52,493	$(12,493)	$(57,828)	$18,370

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,352	$35,480	$114,287	$(19,781)	$(129,986)	$36,352
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	38,708	672	—	39,380
Provision for uncollectible accounts receivable	—	127	—	—	—	127
Deferred rent expense	—	—	1,758	281	—	2,039
Cost of abandoned cell sites	—	—	373	1,423	—	1,796
Non-cash interest expense	—	1,096	—	13,826	(13,826)	1,096
Loss on disposal of assets	—	—	3,049	1	—	3,050
Gain on sale of investments	(326)	(633)	—	—	—	(959)
Accretion of asset retirement obligation	—	—	213	69	—	282
Accretion of put option in majority-owned subsidiary	—	238	—	—	—	238
Deferred income taxes	—	23,611	—	—	—	23,611
Stock-based compensation expense	—	—	4,211	—	—	4,211
Changes in assets and liabilities	(33,751)	(133,187)	(37,592)	(6,379)	211,258	349

Net cash provided by (used in) operating activities	2,275	(73,268)	125,007	(9,888)	67,446	111,572
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(10,418)	(119,025)	(26,792)	—	(156,235)
Change in prepaid purchases of property and equipment	—	4,321	(5,975)	—	—	(1,654)
Purchase of investments	(54,727)	(266,595)	—	—	—	(321,322)
Proceeds from sale of investments	67,553	336,998	—	—	—	404,551
Change in restricted cash and investments	—	556	—	—	—	556

Net cash provided by (used in) investing activities	12,826	64,862	(125,000)	(26,792)	—	(74,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	38,281	—	—	—	38,281
Proceeds from long-term note to parent	—	—	—	70,000	(70,000)	—
Debt issuance costs	—	(740)	—	—	—	(740)
Cost of raising capital	(1,288)	—	—	—	—	(1,288)
Payments on capital lease obligations	—	—	—	(187)	187	—
Repayment of debt	—	(4,000)	—	(2,367)	2,367	(4,000)
Proceeds from exercise of stock options	99	—	—	—	—	99

Net cash (used in) provided by financing activities	(1,189)	33,541	—	67,446	(67,446)	32,352

INCREASE IN CASH AND CASH EQUIVALENTS	13,912	25,135	7	30,766	—	69,820
CASH AND CASH EQUIVALENTS, beginning of period	15,714	99,301	257	46,226	—	161,498

CASH AND CASH EQUIVALENTS, end of period	$29,626	$124,436	$264	$76,992	$—	$231,318

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,370	$17,828	$52,493	$(12,493)	$(57,828)	$18,370
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	27,260	—	—	27,260
Recovery of uncollectible accounts receivable	—	(138)	—	—	—	(138)
Deferred rent expense	—	—	1,415	—	—	1,415
Cost of abandoned cell sites	—	—	230	—	—	230
Non-cash interest expense	—	(94)	473	8,817	(8,817)	379
Loss on disposal of assets	—	—	10,365	—	—	10,365
Loss (gain) on extinguishment of debt	—	—	(217)	—	—	(217)
Gain on sale of investments	(170)	(129)	—	—	—	(299)
Accretion of asset retirement obligation	—	—	133	—	—	133
Accretion of put option in majority-owned subsidiary	—	157	—	—	—	157
Deferred income taxes	—	11,753	—	—	—	11,753
Stock-based compensation expense	—	—	1,811	—	—	1,811
Changes in assets and liabilities	(17,867)	(114,183)	45,392	14,422	66,645	(5,591)

Net cash provided by (used in) operating activities	333	(84,806)	139,355	10,746	—	65,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(131,068)	(3,672)	—	(134,740)
Change in prepaid purchases of property and equipment	—	—	(6,488)	—	—	(6,488)
Purchase of investments	(82,454)	(188,439)	—	—	—	(270,893)
Proceeds from sale of investments	76,450	200,242	—	—	—	276,692
Change in restricted cash and investments	—	(3,122)	6	—	—	(3,116)

Net cash used in investing activities	(6,004)	8,681	(137,550)	(3,672)	—	(138,545)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	23,611	—	—	—	23,611
Proceeds from minority interest in subsidiary	—	2,000	—	—	—	2,000
Repayment of debt	—	—	(1,795)	—	—	(1,795)
Proceeds from exercise of stock options	151	—	—	—	—	151

Net cash (used in) provided by financing activities	151	25,611	(1,795)	—	—	23,967

INCREASE IN CASH AND CASH EQUIVALENTS	(5,520)	(50,514)	10	7,074	—	(48,950)
CASH AND CASH EQUIVALENTS, beginning of period	10,624	95,772	219	6,094	—	112,709

CASH AND CASH EQUIVALENTS, end of period	$5,104	$45,258	$229	$13,168	$—	$63,759

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
14. Recent Accounting Pronouncements:
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
15. Subsequent Events:
Initial Public Offering
     On April 24, 2007, the Company consummated the Offering of 57,500,000 shares of common stock priced at $23.00 per share (less underwriting discounts and commissions). The Company offered 37,500,000 shares of common stock and certain of the Company’s existing stockholders offered 20,000,000 shares of common stock in the Offering, which included 7,500,000 shares sold by the Company’s existing stockholders pursuant to the underwriters’ exercise of their over-allotment option. Concurrent with the Offering, all outstanding shares of preferred stock, including accrued but unpaid dividends, were converted into 150,962,690 shares of common stock. The shares began trading on April 19, 2007 on The New York Stock Exchange under the symbol “PCS”.
Stock Option Grants
     On April 18, 2007, the Company granted stock options to purchase an aggregate of 5,480,148 shares of the Company’s common stock to certain employees. The exercise price for the option grants is $23.00, which is the price of the Company’s common stock on the date of the Offering. The stock options granted will generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter.
Purchase Agreement
     In May 2007, the Company entered into an agreement to use commercially reasonable efforts to deploy 1,001 nodes in distributed antenna systems pursuant to a 15 year lease at a specified price.

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
     We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:
•	the highly competitive nature of our industry;

•	the rapid technological changes in our industry;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to sustain the growth rates we have experienced to date;

•	our ability to access the funds necessary to build and operate our Auction 66 Markets;

•	the costs associated with being a public company and our ability to comply with the internal financial and disclosure controls and reporting obligations of public companies;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to clear the Auction 66 Market spectrum of incumbent licensees;

•	our ability to adequately enforce or protect our intellectual property rights;

•	governmental regulation of our services and the costs of compliance and any failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management; and

•	other factors described under “Risk Factors” disclosed in “Item 1A. Risk Factors.”

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
Company Overview
     Except as expressly stated, the financial condition and results of operations discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of MetroPCS Communications, Inc. and its consolidated subsidiaries. References to “MetroPCS,” “MetroPCS Communications,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to MetroPCS Communications, Inc., a Delaware corporation, and its wholly-owned subsidiaries. Unless otherwise indicated, all share numbers and per share prices give effect to a 3 for 1 stock split effected by means of a stock dividend of two shares of common stock for each share of common stock issued and outstanding at the close of business on March 14, 2007. On April 18, 2007, the registration statement for our initial public offering became effective and our common stock began trading on New York Stock Exchange under the symbol “PCS” on April 19, 2007. We consummated our initial public offering on April 24, 2007.
     We are a wireless telecommunications carrier that currently offers wireless broadband personal communication services, or PCS, primarily in the greater Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento and Tampa/Sarasota/Orlando metropolitan areas. We launched service in the greater Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa/Sarasota in October 2005; in Dallas/Ft. Worth in March 2006; in Detroit in April 2006; and Orlando in November 2006. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries (“Royal Street”), a company in which we own 85% of the limited liability company member interests and with which we have a wholesale arrangement allowing us to sell MetroPCS-branded services to the public, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. Royal Street is in the process of constructing its network infrastructure in its licensed metropolitan areas. We commenced commercial services in Orlando and certain portions of northern Florida in November 2006 and we expect to begin offering services in Los Angeles in late second or most likely the third quarter of 2007 through our arrangements with Royal Street.
     As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses. In November 2006, we were granted advanced wireless services, or AWS, licenses covering a total unique population of approximately 117 million for an aggregate purchase price of approximately $1.4 billion. Approximately 69 million of the total licensed population associated with our Auction 66 licenses represents expansion opportunities in geographic areas outside of our Core and Expansion Markets, which we refer to as our Auction 66 Markets. These new expansion opportunities in our Auction 66 Markets cover six of the 25 largest metropolitan areas in the United States. The balance of our Auction 66 Markets, which cover a population of approximately 48 million, supplements or expands the geographic boundaries of our existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 or early 2009. Total estimated capital expenditures to the launch of these operations are expected to be between $18 and $20 per covered population, which equates to a total capital investment of approximately $550 million to $650 million. Total estimated expenditures, including capital expenditures, to become free cash flow positive, defined as Adjusted EBITDA less capital expenditures, is expected to be approximately $29 to $30 per covered population, which equates to $875 million to $1.0 billion based on an estimated initial covered population of approximately 30 to 32 million. We believe that our existing cash, cash equivalents and short-term investments, proceeds from our recently completed initial public offering, and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.

     We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, through flat rate monthly plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited nationwide long distance service, voicemail, caller ID, call waiting, text messaging, mobile Internet browsing, push e-mail and picture and multimedia messaging. We offer flat rate monthly plans at $30, $35, $40, $45 and $50. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is discontinued at the end of the month that was paid for by the customer. For additional fees, we also provide international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming and other value-added services. As of March 31, 2007, over 85% of our customers have selected either our $40 or $45 rate plans. Our flat rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us in the Royal Street markets. Our arrangements with Royal Street are based on a wholesale model under which we purchase up to 85% of the network capacity of Royal Street’s systems from Royal Street to allow us to offer our standard products and services in the Royal Street markets to MetroPCS customers under the MetroPCS brand name.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our 2006 Form 10-K filed with the SEC on March 30, 2007. Our accounting policy for income taxes was recently modified due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) and is described below.
     On January 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.
     Other than the adoption of FIN 48, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed from our 2006 Form 10-K.
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
Revenues
     We derive our revenues from the following sources:
     Service. We sell wireless broadband PCS services. The various types of service revenues associated with wireless broadband PCS for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including nationwide long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, mobile Internet browsing, push e-mail, ring back tones and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring activation service charges to customers.
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

     Interest Expense and Interest Income. Interest expense includes interest incurred on our borrowings, amortization of debt issuance costs and amortization of discounts and premiums on long-term debt. Interest income is earned primarily on our cash and cash equivalents and short-term investments.
     Income Taxes. As a result of our operating losses and accelerated depreciation available under federal tax laws, we have paid no significant federal or state income taxes through March 31, 2007.
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
     As of March 31, 2007, we had eight operating segments based on geographic region within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento, Tampa/Sarasota/Orlando and Los Angeles. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, push e-mail and other value-added services.
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
     Interest expense, interest income, gain/loss on extinguishment of debt and income taxes are not allocated to the segments in the computation of segment operating results for internal evaluation purposes.

Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Three Months
	Ended March 31,
Reportable Operating Segment Data	2007	2006	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$336,934	$264,597	27%
Expansion Markets	102,582	10,819	* *

Total	$439,516	$275,416	60%

Equipment revenues:
Core Markets	$68,268	$50,047	36%
Expansion Markets	28,902	3,998	* *

Total	$97,170	$54,045	80%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$100,440	$78,932	27%
Expansion Markets	44,707	13,557	* *
Other (3)	188	—	* *

Total	$145,335	$92,489	57%

Cost of equipment:
Core Markets	$113,240	$90,928	25%
Expansion Markets	60,068	9,983	* *

Total	$173,308	$100,911	72%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$43,296	$37,475	16%
Expansion Markets	28,838	13,962	* *
Other (3)	803	—	* *

Total	$72,937	$51,437	42%

Adjusted EBITDA (Deficit)(2):
Core Markets	$150,322	$109,120	38%
Expansion Markets	(121)	(22,685)	* *
Other (3)	(884)	—	* *
Depreciation and amortization:
Core Markets	$28,105	$25,007	12%
Expansion Markets	10,063	1,547	* *
Other (3)	1,212	706	72%

Total	$39,380	$27,260	44%

Stock-based compensation expense:
Core Markets	$2,095	$1,811	16%
Expansion Markets	2,009	—	* *
Other (3)	107	—	* *

Total	$4,211	$1,811	133%

Income (loss) from operations:
Core Markets	$117,225	$72,055	63%
Expansion Markets	(12,186)	(24,350)	50%
Other (3)	(2,363)	(706)	(235)%

Total	$102,676	$46,999	118%

**	Not meaningful.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended March 31, 2007, cost of service includes $0.2 million and selling, general and administrative expenses includes $4.0 million of stock-based compensation expense. For the three months ended March 31, 2006, selling, general and administrative expenses includes $1.8 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

(3)	“Other” includes expenses associated with the AWS licenses we were granted in November 2006 as a result of FCC Auction 66. These expenses are presented in the “Other” column as utilization of the Auction 66 AWS licenses in our operations has not commenced and we have not allocated the Auction 66 AWS licenses to a reportable segment as of March 31, 2007.
     Service Revenues. Service revenues increased $164.1 million, or 60%, to $439.5 million for the three months ended March 31, 2007 from $275.4 million for the three months ended March 31, 2006. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $72.3 million, or 27%, to $336.9 million for the three months ended March 31, 2007 from $264.6 million for the three months ended March 31, 2006. The increase in service revenues is primarily attributable to net additions of approximately 429,000 customers for the twelve months ended March 31, 2007, which accounted for $55.2 million of the Core Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $17.1 million of the Core Markets increase.

•	Expansion Markets. Expansion Markets service revenues increased $91.8 million to $102.6 million for the three months ended March 31, 2007 from $10.8 million for the three months ended March 31, 2006. The increase in service revenues is primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to net additions of approximately 796,000 customers for the twelve months ended March 31, 2007, which accounted for $75.2 million of the Expansion Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $16.6 million of the Expansion Markets increase.

The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 rate plan which includes unlimited nationwide long distance and various unlimited data features. This migration is expected to continue as our higher priced rate plans become more attractive to our existing customer base.
     Equipment Revenues. Equipment revenues increased $43.1 million, or 80%, to $97.2 million for the three months ended March 31, 2007 from $54.1 million for the three months ended March 31, 2006. The increase is due to increases in Core Markets and Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues increased $18.2 million, or 36%, to $68.3 million for the three months ended March 31, 2007 from $50.1 million for the three months ended March 31, 2006. The increase in equipment revenues is primarily attributable to the sale of higher priced handset models accounting for $14.7 million of the increase, coupled with the increase in gross customer additions of approximately 31,000 customers for the three months ended March 31, 2007 as compared to the same period in 2006, which accounted for $3.5 million of the increase.

•	Expansion Markets. Expansion Markets equipment revenues increased $24.9 million to $28.9 million for the three months ended March 31, 2007 from $4.0 million for the three months ended March 31, 2006. The increase in equipments revenues is primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to gross additions of approximately 287,000 customers for the three months ended March 31, 2007 as compared to the same period in 2006, which accounted for $16.2 million of the Expansion Markets increase, coupled with the sale of higher priced handset models accounting for $8.7 million of the Expansion Markets increase.

The increase in handset model availability is primarily the result of our emphasis on enhancing our product offerings and appealing to our customer base in connection with our wireless services.

     Cost of Service. Cost of service increased $52.8 million, or 57%, to $145.3 million for the three months ended March 31, 2007 from $92.5 million for the three months ended March 31, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $21.5 million, or 27%, to $100.4 million for the three months ended March 31, 2007 from $78.9 million for the three months ended March 31, 2006. The increase was primarily attributable to a $9.8 million increase in FUSF fees, a $2.5 million increase in cell site and switch facility lease expense, a $2.4 million increase in customer service expense, a $1.9 million increase in long distance costs, a $1.6 million increase in E-911 fees and a $1.1 million increase in data services expense, all of which are as a result of the 21% growth in our Core Markets customer base and the addition of approximately 325 cell sites to our existing network infrastructure during the twelve months ended March 31, 2007.

•	Expansion Markets. Expansion Markets cost of service increased $31.1 million to $44.7 million for the three months ended March 31, 2007 from $13.6 million for the three months ended March 31, 2006. The increase was primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to net additions of approximately 796,000 customers during the twelve months ended March 31, 2007. The increase in cost of service is primarily attributable to a $6.2 million increase in cell site and switch facility lease expense, a $4.7 million increase in customer service expense, a $4.7 million increase in intercarrier compensation, a $4.1 million increase in long distance costs, a $2.9 million increase in employee costs, a $1.9 million increase in billing expenses and a $1.8 million increase in data services.
     Cost of Equipment. Cost of equipment increased $72.4 million, or 72%, to $173.3 million for the three months ended March 31, 2007 from $100.9 million for the three months ended March 31, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $22.3 million, or 25%, to $113.2 million for the three months ended March 31, 2007 from $90.9 million for the three months ended March 31, 2006. The increase in equipment costs is primarily attributable to the sale of higher cost handset models accounting for $15.9 million of the increase. The increase in gross customer additions during the three months ended March 31, 2007 of approximately 31,000 customers as well as the sale of new handsets to existing customers accounted for $6.4 million of the Core Markets increase.

•	Expansion Markets. Expansion Markets cost of equipment increased $50.1 million to $60.1 million for the three months ended March 31, 2007 from $10.0 million for the three months ended March 31, 2006. These costs were primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to gross additions of approximately 287,000 customers for the three months ended March 31, 2007 as compared to the same period in 2006 which accounted for $40.5 million of the Expansion Markets increase, coupled with the sale of new handsets to existing customers accounting for $9.6 million of the Expansion Markets increase.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.5 million, or 42%, to $72.9 million for the three months ended March 31, 2007 from $51.4 million for the three months ended March 31, 2006. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $5.8 million, or 16%, to $43.3 million for the three months ended March 31, 2007 from $37.5 million for the three months ended March 31, 2006. Selling expenses increased by $1.8 million, or approximately 12% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. General and administrative expenses increased $4.0 million, or approximately 18% for the three months ended March 31, 2007 compared to the same period in 2006. The increase in selling expenses is primarily due to an increase in employee costs which were incurred to support the growth in the Core Markets, coupled with an increase in general and administrative expenses, which were higher during the three months ended March 31, 2007 primarily due to an increase in insurance cost as well as an increase in various administrative expenses..

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $14.9 million to $28.9 million for the three months ended March 31, 2007 from $14.0 million for the three months ended March 31, 2006. Selling expenses increased by $8.0 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase is related to employees costs as well as an increase in marketing and advertising expenses associated with the growth in the Expansion Markets. General and administrative expenses increased by $6.9 million for the three months ended March 31, 2007 compared to the same period in 2006 due to labor, rent, legal and professional fees and various administrative expenses incurred in relation to the growth in the Expansion Markets as well as the build-out expenses related to the Los Angeles metropolitan area.
     Depreciation and Amortization. Depreciation and amortization expense increased $12.1 million, or 44%, to $39.4 million for the three months ended March 31, 2007 from $27.3 million for the three months ended March 31, 2006. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $3.1 million, or 12%, to $28.1 million for the three months ended March 31, 2007 from $25.0 million for the three months ended March 31, 2006. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended March 31, 2007. We added approximately 325 cell sites in our Core Markets during this period to increase the capacity of our existing network and expand our footprint.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $8.5 million to $10.0 million for the three months ended March 31, 2007 from $1.5 million for the three months ended March 31, 2006. The increase is attributable to network infrastructure assets placed into service as a result of the launch of the Dallas/Ft. Worth metropolitan area, the Detroit metropolitan area and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $2.4 million, or 133%, to $4.2 million for the three months ended March 31, 2007 from $1.8 million for the three months ended March 31, 2006. The increase is primarily due to increases in Core Markets and Expansion Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense increased $0.3 million, or 16%, to $2.1 million for the three months ended March 31, 2007 from $1.8 million for the three months ended March 31, 2006. The increase is primarily related to an increase in stock options granted throughout the twelve months ended March 31, 2007.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $2.0 million for the three months ended March 31, 2007. This expense is attributable to stock options granted to employees in our Expansion Markets.

	Three Months
	Ended March 31,
Consolidated Data	2007	2006	Change
	(in thousands)
Loss on disposal of assets	3,050	10,365	(71)%
Gain on extinguishment of debt	—	(217)	(100)%
Interest expense	48,976	20,884	135%
Provision for income taxes	24,267	12,377	96%
Net income	36,352	18,370	98%

     Loss on Disposal of Assets. Loss on disposal of assets decreased $7.3 million, or 71%, to $3.1 million for the three months ended March 31, 2007 from $10.4 million for the three months ended March 31, 2006. During the three months ended March 31, 2006, certain network technology related to our cell sites in certain markets was retired and replaced with new technology.
     Gain on Extinguishment of Debt. During the three months ended March 31, 2006, we extinguished microwave clearing obligations resulting in a gain on extinguishment of debt in the amount of $0.2 million.
     Interest Expense. Interest expense increased $28.1 million, or 135%, to $49.0 million for the three months ended March 31, 2007 from $20.9 million for the three months ended March 31, 2006. The increase in interest expense was primarily due to increased average principal balance outstanding as a result of borrowings of $1.6 billion under our senior secured credit facility and $1.0 billion under our 9 1/4% senior notes during the fourth quarter of 2006. The average debt outstanding under our previous debt facilities for the three months ending March 31, 2006 was $904.3 million. The weighted average interest rate decreased to 8.24% for the three months ended March 31, 2007 compared to 10.40% for the three months ended March 31, 2006 as a result of the borrowing rates under the senior secured credit facility, 9 1/4% senior notes and the interest rate hedge. The increase in interest expense was partially offset by the capitalization of $5.6 million of interest during the three months ended March 31, 2007, compared to $2.0 million of interest capitalized during the same period in 2006. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of the markets associated with the AWS licenses we were granted in November 2006 as a result of Auction 66.
     Provision for Income Taxes. Income tax expense for the three months ended March 31, 2007 increased to $24.3 million, which is approximately 40% of our income before provision for income taxes. For the three months ended March 31, 2006 the provision for income taxes was $12.4 million, or approximately 40% of income before provision for income taxes.
     Net Income. Net income increased $18.0 million, or 98%, to $36.4 million for the three months ended March 31, 2007 compared to $18.4 million for the three months ended March 31, 2006. The increase is primarily attributable to an increase in operating income in the Dallas/Ft. Worth, Detroit and the Tampa/Sarasota/Orlando metropolitan areas. The increase in operating income was achieved through cost benefits due to the increasing scale of our business in these markets. In addition, growth in average customers of approximately 55% during the twelve months ended March 31, 2007 contributed to an increase in net income during the first three months of 2007. However, these benefits have been partially offset by an increase in interest expense due to an increased average principal balance outstanding as a result of borrowings of $1.6 billion under our senior secured credit facility and $1.0 billion under our 9 1/4% senior notes during the fourth quarter of 2006.
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

     The following table shows consolidated metric information for the three months ended March 31, 2007 and 2006.

	Three Months
	Ended March 31,
	2007	2006
Customers:
End of period	3,395,203	2,170,059
Net additions	454,217	245,438
Churn:
Average monthly rate	4.0%	4.4%
ARPU	$43.75	$43.12
CPGA	$108.80	$106.26
CPU	$18.56	$20.11
     Customers. Net customer additions were 454,217 for the three months ended March 31, 2007, compared to 245,438 for the three months ended March 31, 2006, an increase of 85%. Total customers were 3,395,203 as of March 31, 2007, an increase of 56% over the customer total as of March 31, 2006 and 15% over the customer total as of December 31, 2006. These increases are primarily attributable to the continued demand for our service offering and the launch of our services in the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006.
     Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count that phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended March 31, 2007 was 4.0% compared to 4.4% for the three months ended March 31, 2006. Based upon a change in the allowable return period from 7 days to 30 days, we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. This revision reduces deactivations and gross customer additions commencing March 23, 2006, and reduces churn. We estimated that churn computed under the original 7 day allowable return period would have been 4.5% and 4.5% for the three months ended March 31, 2007 and 2006, respectively. Average monthly churn rate for selected traditional wireless carriers ranges from 1.0% to 2.6% for post-pay customers and over 6.0% for pre-pay customers based on public filings or press releases.
     Average Revenue Per User. ARPU represents (a) service revenues less activation revenues, E-911, Federal Universal Service Fund, or FUSF, and vendor’s compensation charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $43.75 and $43.12 for the three months ended March 31, 2007 and 2006, respectively, an increase of $0.63, or 1%. The increase in ARPU was primarily the result of attracting customers to higher priced service plans, which include unlimited nationwide long distance for $40 per month as well as unlimited nationwide long distance and certain calling and data features on an unlimited basis for $45 per month.
     Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs have increased to $108.80 for the three months ended March 31, 2007 from $106.26 for the three months ended March 31, 2006, which was primarily driven by the selling expenses associated with the customer growth in our Expansion Markets as well as the higher cost associated with the sale of higher priced handset models. In addition, on January 23, 2006, we revised the terms of our return policy from 7 days to 30 days, and as a result we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. This revision, commencing March 23, 2006, reduces deactivations and gross customer additions and increases CPGA. CPGA computed under the original 7 day allowable return period would have been $103.11 and $105.33 for the three months ended March 31, 2007 and 2006, respectively.
     Cost Per User. CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the sum of the average monthly number of customers during such period. CPU for the three months ended March 31, 2007 and 2006 was $18.56 and $20.11, respectively. We continue to achieve cost benefits due to the increasing scale of our business, which contributed to the decrease in CPU for the three months ended March 31, 2007. However, these benefits have been partially offset by construction expenses associated with our Expansion Markets, which contributed approximately $2.83 of CPU for the three months ended March 31, 2007.
Core Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Three Months
	Ended March 31,
	2007	2006
	(dollars in thousands)
Core Markets Customers:
End of period	2,484,811	2,055,550
Net additions	183,853	183,885
Core Markets Adjusted EBITDA	$150,322	$109,120
Core Markets Adjusted EBITDA as a Percent of Service Revenues	44.6%	41.2%
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
     Customers. Net customer additions in our Core Markets were 183,853 for the three months ended March 31, 2007, compared to 183,885 for the three months ended March 31, 2006. Total customers were 2,484,811 as of March 31, 2007, an increase of 21% over the customer total as of March 31, 2006 and 8% over the customer total as of December 31, 2006. The increase in total customers is primarily attributable to the continued demand for our service offering.
     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended March 31, 2007, Core Markets Adjusted EBITDA was $150.3 million compared to $109.1 million for the same period in 2006. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the three months ended March 31, 2007 and 2006 was 45% and 41%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core

Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.
Expansion Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Expansion Markets:

	Three Months
	Ended March 31,
	2007	2006
	(dollars in thousands)
Expansion Markets Customers:
End of period	910,392	114,509
Net additions	270,364	61,553
Expansion Markets Adjusted EBITDA (Deficit)	$(121)	$(22,685)
     Customers. Net customer additions in our Expansion Markets were 270,364 for the three months ended March 31, 2007, compared to 61,553 for the three months ended March 31, 2006. Total customers were 910,392 as of March 31, 2007, an increase of 695% over the customer total as of March 31, 2006 and a 42% over the customer total as of December 31, 2006. The increase in 2007 as compared to the same period in 2006 is primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006.
     Adjusted EBITDA (Deficit). Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended March 31, 2007, Expansion Markets Adjusted EBITDA deficit was $0.1 million compared to $22.7 million for the same period in 2006. The decrease in Adjusted EBITDA deficit, when compared to the same periods in the previous year, was attributable to the growth in service revenues in the Dallas/Ft. Worth, Detroit and Tampa/Sarasota/Orlando metropolitan areas as well as the achievement of cost benefits due to the increasing scale of our business in these metropolitan areas.
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
     ARPU, CPGA, and CPU are non-GAAP financial measures utilized by our management to judge our ability to meet our liquidity requirements and to evaluate our operating performance. We believe these measures are important in understanding the performance of our operations from period to period, and although every company in the wireless industry does not define each of these measures in precisely the same way, we believe that these measures (which are common in the wireless industry) facilitate key liquidity and operating performance comparisons with other companies in the wireless industry. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.
     ARPU — We utilize ARPU to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. ARPU is calculated exclusive of activation revenues, as these amounts are a component of our costs of acquiring new customers and are included in our calculation of CPGA. ARPU is also calculated exclusive of E-911, FUSF and vendor’s compensation charges, as these are generally pass through charges that we collect from our customers and remit to the appropriate government agencies.

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

	Three Months
	Ended March 31,
	2007	2006
	(in thousands, except average
	number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$439,516	$275,416
Less:
Activation revenues	(2,459)	(1,923)
E-911, FUSF and vendor’s compensation charges	(20,271)	(8,958)

Net service revenues	$416,786	$264,535
Divided by: Average number of customers	3,175,284	2,045,110

ARPU	$43.75	$43.12

     CPGA — We utilize CPGA to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also allows us to compare our average acquisition costs per new customer to those of other wireless broadband PCS providers. Activation revenues and equipment revenues related to new customers are deducted from selling expenses in this calculation as they represent amounts paid by customers at the time their service is activated that reduce our acquisition cost of those customers. Additionally, equipment costs associated with existing customers, net of related revenues, are excluded as this measure is intended to reflect only the acquisition costs related to new customers. The following table reconciles total costs used in the calculation of CPGA to selling expenses, which we consider to be the most directly comparable GAAP financial measure to CPGA.

	Three Months
	Ended March 31,
	2007	2006
	(in thousands, except gross
	customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$30,106	$20,298
Less: Activation revenues	(2,459)	(1,923)
Less: Equipment revenues	(97,170)	(54,045)
Add: Equipment revenue not associated with new customers	42,009	24,864
Add: Cost of equipment	173,308	100,911
Less: Equipment costs not associated with new customers	(55,169)	(35,364)

Gross addition expenses	$90,625	$54,741
Divided by: Gross customer additions	832,983	515,153

CPGA	$108.80	$106.26

     CPU — CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)) exclusive of E-911, FUSF and vendor’s compensation charges, divided by the sum of the average monthly number of customers during such period. CPU does not include any depreciation and amortization expense. Management uses CPU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CPU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless providers. We believe investors use CPU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless providers. Other wireless carriers may calculate this measure differently. The following table reconciles total costs used in the calculation of CPU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CPU.

	Three Months
	Ended March 31,
	2007	2006
	(in thousands, except average
	number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$145,335	$92,489
Add: General and administrative expense	42,831	31,139
Add: Net loss on equipment transactions unrelated to initial customer acquisition	13,160	10,500
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(4,211)	(1,811)
Less: E-911, FUSF and vendor’s compensation revenues	(20,271)	(8,958)

Total costs used in the calculation of CPU	$176,844	$123,359
Divided by: Average number of customers	3,175,284	2,045,110

CPU	$18.56	$20.11

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, proceeds from our recent sale of 9 1/4% senior notes, our senior secured credit facility and our recently completed initial public offering. At March 31, 2007, we had a total of approximately $539.7 million in cash, cash equivalents and short-term investments.
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
     As a result of the acquisition of the spectrum licenses from Auction 66 and the opportunities that these licenses provide for us to expand our operations into major metropolitan markets, we will require significant additional capital in the future to finance the construction and initial operating costs associated with such licenses, including clearing costs associated with non-governmental incumbent licenses which we currently estimate to be between approximately $40 million and $60 million. We generally do not intend to commence the construction of any individual license area until we have sufficient funds available to provide for the related construction and operating costs associated with such license area. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 or early 2009. Total estimated capital expenditures to the launch of these operations are expected to be between $18 and $20 per covered population which equates to a total capital investment of approximately $550 million to $650 million. Total estimated expenditures, including capital expenditures, to become free cash flow positive, defined as Adjusted EBITDA less capital expenditures, are expected to be approximately $29 to $30 per covered population, which equates to $875 million to $1.0 billion based on an estimated initial covered population of approximately 30 to 32 million. We believe that our existing cash, cash equivalents and short-term investments, proceeds from our recently completed initial public offering, and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion. Moreover, we have made no commitments for capital expenditures and we have the ability to reduce the rate of capital expenditure deployment.
     The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the first three months of 2007 were approximately $156.2 million and aggregate capital expenditures for 2006 were approximately $550.7 million. These expenditures were primarily associated with the construction of the network infrastructure in our Expansion Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites and switches. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new Expansion Markets have attractive demographics which will result in increased revenues.
     As of March 31, 2007, we owed an aggregate of approximately $2.6 billion under our senior secured credit facility and 9 1/4% Senior Notes. On February 20, 2007, MetroPCS Wireless, Inc. entered into an amendment to the senior secured credit facility. Under the amendment, the margin used to determine the senior secured credit facility interest rate was reduced to 2.25% from 2.50%.
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
     We consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present this discussion of Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. If our Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended March 31, 2007, our senior secured leverage ratio was 2.91 to 1.0, which means for every $1.00 of Adjusted EBITDA we had $2.91 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for, operating income (loss), net income (loss), or any other measure of financial performance reported in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.
     The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three months ended March 31, 2007 and 2006.

	Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$36,352	$18,370
Adjustments:
Depreciation and amortization	39,380	27,260
Loss on disposal of assets	3,050	10,365
Stock-based compensation expense (1)	4,211	1,811
Interest expense	48,976	20,884
Accretion of put option in majority-owned subsidiary (1)	238	157
Interest and other income	(7,157)	(4,572)
Gain on extinguishment of debt	—	(217)
Provision for income taxes	24,267	12,377

Consolidated Adjusted EBITDA	$149,317	$86,435

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.
     In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three months ended March 31, 2007 and 2006.

	Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$111,572	$65,628
Adjustments:
Interest expense	48,976	20,884
Non-cash interest expense	(1,096)	(379)
Interest and other income	(7,157)	(4,572)
Provision for uncollectible accounts receivable	(127)	138
Deferred rent expense	(2,039)	(1,415)
Cost of abandoned cell sites	(1,796)	(230)
Accretion of asset retirement obligation	(282)	(133)
Gain on sale of investments	959	299
Provision for income taxes	24,267	12,377
Deferred income taxes	(23,611)	(11,753)
Changes in working capital	(349)	5,591

Consolidated Adjusted EBITDA	$149,317	$86,435

Operating Activities
     Cash provided by operating activities was $111.6 million during the three months ended March 31, 2007 compared to $65.6 million during the three months ended March 31, 2006. The increase was primarily attributable to a 98% increase in net income during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The timing of payments on accounts payable and accrued expenses in the three months ended March 31, 2007, as well as an increase in deferred revenues as a result of the approximately 56% increase in customers at March 31, 2007 compared March 31, 2006 also contributed to the increase in cash provided by operating activities.
Investing Activities
     Cash used in investing activities was $74.1 million during the three months ended March 31, 2007 compared to $138.5 million during the three months ended March 31, 2006. The decrease was due primarily to a $77.4 million increase in net proceeds from investments, partially offset by a $21.5 million increase in purchases of property and equipment which was related to the construction of the Expansion Markets.

Financing Activities
     Cash provided by financing activities was $32.4 million during the three months ended March 31, 2007 compared to $24.0 million during the three months ended March 31, 2006. This increase was due primarily to the timing of book overdraft liabilities, partially offset by increased payments for debt issuance costs and principal related to the senior secured credit facility as well as costs associated with the Company’s initial public offering that was completed in April 2007.
Senior Secured Credit Facility
     On February 20, 2007, MetroPCS Wireless, Inc. entered into an amendment to the senior secured credit facility. Under the amendment, the margin used to determine the senior secured credit facility interest rate was reduced to 2.25% from 2.50%.
Capital Expenditures and Other Asset Acquisitions and Dispositions
     Capital Expenditures. We and Royal Street expect to incur approximately $650 million in capital expenditures for the year ending December 31, 2007 in our Core and Expansion Markets. In addition we expect to incur approximately $175 million in capital expenditures for the year ending December 31, 2007 in our Auction 66 Markets.
     During the three months ended March 31, 2007, we and Royal Street incurred $156.2 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Los Angeles Expansion Market that we expect to launch in late second or most likely the third quarter of 2007.
     During the year ended December 31, 2006, we had $550.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Dallas/Ft. Worth, Detroit and Orlando Expansion Markets that we launched in 2006, as well as the Los Angeles Expansion Market.
     Other Acquisitions and Dispositions. We had no other acquisitions or dispositions during the three months ended March 31, 2007 and 2006.
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
     As of March 31, 2007, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of March 31, 2007 was 7.389%. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate swap agreement expires in 2010. If market LIBOR rates increase 100 basis points over the rates in effect at March 31, 2007, annual interest expense on the approximately $592.0 million in variable rate debt would increase approximately $5.9 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(e), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2007, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, issued to Leap. The complaint seeks both injunctive relief and monetary damages for our alleged infringement of such patent. On August 3, 2006, we (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap, including Leap’s CEO. We have also tendered Leap’s claims to the manufacturer of our network infrastructure equipment for indemnity and defense. In our counterclaims, we claim that we do not infringe any valid or enforceable claim of the ‘497 Patent. Certain of the Leap defendants, including its CEO, answered our counterclaims on October 13, 2006. In its answer, Leap and its CEO denied our allegations and asserted affirmative defenses to our counterclaims. In connection with denying a motion to dismiss by certain individual defendants, the court concluded that our claims against those defendants were compulsory counterclaims. On April 3, 2007 the Court held a scheduling conference at which the Court set the date for the claim construction hearing for January 2008 and the trial date for August 2008. We plan to vigorously defend against Leap’s claims relating to the ‘497 Patent.
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
     On August 15, 2006, we filed a separate action in the California Superior Court, Stanislaus County, Case No. 382780, against Leap and others for unfair competition, misappropriation of trade secrets, interference with contracts, breach of contract, intentional interference with prospective business advantage, and trespass. In this suit we seek monetary and punitive damages and injunctive relief. Defendants responded to our complaint by filing demurrers on or about January 5, 2007 requesting that the Court dismiss the complaint. On February 1, 2007, the Court granted the demurrers in part and granted us leave to amend the complaint. We filed a First Amended Complaint on February 27, 2007. Defendants responded by filing demurrers on March 28, 2007, requesting that the Court dismiss our First Amended Complaint. On May 1, 2007, the court issued a tentative ruling granting on its own motion to strike the First Amended Complaint and grant us leave to amend the First Amended Complaint by on or before May 14, 2007 and held that the defendant’s demurrers and motions to strike were moot. We filed a Second Amended Complaint on May 14, 2007. We intend to vigorously prosecute this complaint.
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

Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Form 10-K filed with the SEC on March 30, 2007 other than changes to the Risk Factors as set forth below.
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
     The auction and licensing of new spectrum, including the spectrum recently auctioned by the FCC in Auction 66, may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not technologically or cost effectively be able to offer with the licenses we hold or to which we have access. The FCC has already designated an additional 60 MHz of spectrum in the 700 MHz band which may be used to offer services competitive with the services we offer or plan to offer. The FCC is obligated to auction the 700 MHz spectrum by January 2008, and the FCC has released an order establishing certain rules regarding this spectrum and is in the process of taking comment on proposed band plan alternatives, service rules, construction and performance build-out obligations, configuration of the 700 MHz public safety spectrum, revisions to the 700 MHz guard bands and competitive bidding procedures. Furthermore, the FCC may pursue policies designed to make available additional spectrum for the provision of wireless services in each of our metropolitan areas, which may increase the number of wireless competitors and enhance the ability of our wireless competitors to offer additional plans and services that we may be unable to successfully compete against.

We and our suppliers may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights.
     Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services we or they use or provide, or the specific operation of our wireless networks. We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with an infringement claim. Our suppliers may be subject to claims that if proven could preclude their supplying us with the products and services we require to run our business, require them to change the products and services they provide to us in a way which could have a material adverse effect, or cause them to increase their charges for their products and services to us. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties and we may not have any indemnification protection from our vendors for these claims. Further, we have been, and may be, subject to further claims that certain business processes we use may infringe the rights of third parties, and we may have no indemnification rights from any of our vendors or suppliers. Whether or not an infringement claim is valid or successful, it could adversely affect our business by diverting management’s attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), require us to pay royalties for prior periods, requiring us or our suppliers to redesign our or their business operations, processes or systems to avoid claims of infringement, or requiring us to purchase products and services from different vendors or not sell certain products or services. If a claim is found to be valid or if we or our suppliers cannot successfully negotiate a required royalty or license agreement, it could disrupt our business, prevent us from offering certain products or services and cause us to incur losses of customers or revenues, any or all of which could be material and could adversely affect our business, financial performance, operating results and the market price of our stock.
Substantially all of our network infrastructure equipment is manufactured or provided by a single infrastructure vendor and any failure by that vendor could result in a material adverse effect on us.
     We have entered into a general purchase agreement with an initial term of three years, effective as of June 6, 2005, with Lucent Technologies, Inc., or Lucent, now known as Alcatel Lucent, as our network infrastructure supplier of PCS CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services. The agreement does not cover the spectrum we recently acquired in Auction 66 or any spectrum we may acquire in the 700 MHz band or future AWS or non-PCS auctions. The agreement provides for both exclusive and non-exclusive pricing for PCS CDMA products and the agreement may be renewed at our option on an annual basis for three additional years after its initial three-year term concludes. Substantially all of our PCS network infrastructure equipment is manufactured or provided by Alcatel Lucent. A substantial portion of the equipment manufactured or provided by Alcatel Lucent is proprietary, which means that equipment and software from other manufacturers may not work with Alcatel Lucent’s equipment and software, or may require the expenditure of additional capital, which may be material. If Alcatel Lucent ceases to develop, or substantially delays development of, new products or support existing equipment and software, we may be required to spend significant amounts of money to replace such equipment and software, may not be able to offer new products or service, and may not be able to compete effectively in our markets. If we fail to continue purchasing our PCS CDMA products exclusively from Alcatel Lucent, we may have to pay certain liquidated damages based on the difference in prices between exclusive and non-exclusive prices, which may be material to us.
Because we may have issued stock options and shares of common stock in violation of federal and state securities laws and some of our stockholders and option holders may have a right of rescission, we intend to make a rescission offer to certain holders of shares of our common stock and options to purchase shares of our common stock.
     Certain options to purchase our common stock granted since January 2004 and certain shares issued upon exercise of options granted during this period may not have been exempt from the registration and qualification requirements of the Securities Act of 1933, as amended, or the Securities Act, or under the securities laws of a few states. Of such options, approximately 936,546 remain outstanding with a weighted average exercise price per option of $7.03. We issued these options to purchase shares of our common stock in reliance on Rule 701 under the Securities Act. However, we may not have been entitled to rely on Rule 701 because (1) during certain periods we exceeded certain thresholds in the rule and may not have delivered to our option holders the financial and other information required to be delivered by Rule 701; and (2) during certain periods in 2004 and 2006 we were subject to, or should have been subject to, the periodic reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, certain holders of options to purchase our common stock may have a right to require us to repurchase those securities if we are found to be in violation of federal or state securities laws.
     In order to address these issues, we are in the process of preparing and filing a registration statement on Form S-1 to make a rescission offer to the holders of options to purchase up to approximately 936,546 shares of our common stock. We will be making this offer to up to approximately 338 of our current and former employees. If the rescission offer is accepted by all persons to whom it is made, we could be required to make aggregate payments of up to approximately $1.4 million. This amount reflects a purchase price equal to 20% of the aggregate exercise price for each option that is the subject of the rescission offer. It is possible that an option holder could argue that the purchase price for the options does not represent an adequate remedy for the issuance of the option in violation of applicable securities laws, and a court may find that we are required to pay a greater amount for the options.
     There can be no assurance that the SEC or state regulatory bodies will not take the position that any rescission offers should extend to all holders of options granted during the relevant periods. The Securities Act also does not provide that a rescission offer will extinguish a holder’s right to rescind the grant of an option that was not registered or exempt from the registration requirements under the Securities Act. Consequently, should any recipients of our rescission offer reject the offer, expressly or impliedly, we may remain liable under the Securities Act for the purchase price of the options that are subject to the rescission offer.
We failed to register our options under the Exchange Act and, as a result, we may face potential claims under federal and state securities laws.
     As of December 31, 2005, options granted under our Second Amended and Restated 1995 Stock Option Plan of Metro PCS, Inc., as amended, and our Amended and Restated Metro PCS Communications, Inc. 2004 Equity Incentive Compensation Plan were held by more than 500 holders. As a result, we were required to file a registration statement registering the options pursuant to Section 12(g) of the Exchange Act no later than April 30, 2006. We failed to file a registration statement within the required time period.
     If we had filed a registration statement pursuant to Section 12(g) as required, we would have become subject to the periodic reporting requirements of Section 13 of the Exchange Act upon the effectiveness of that registration statement. In April 2007, we filed quarterly reports on Form 10-Q for the periods after March 31, 2006, and on March 30, 2007, we filed an annual report on Form 10-K for the fiscal year ended December 31, 2006. We did not file any current reports on Form 8-K during the period beginning April 30, 2006 through March 20, 2007.
     Our failure to file the current reports on Form 8-K and to file our quarterly reports on Form 10-Q in a timely manner that we would have been required to file had we registered our common stock pursuant to Section 12(g), and to file a registration statement pursuant to Section 12(g) could give rise to potential claims by present or former stockholders based on the theory that such holders were harmed by the absence of such public reports or our failure to file a registration statement pursuant to Section 12(g). In addition to any claims by present or former stockholders, we could be subject to administrative and/or civil actions by the SEC. If any such claim or action is asserted, we could incur significant expenses and divert management’s attention in defending them.
Despite current indebtedness levels, we will be able to incur substantially more debt and currently anticipate incurring additional debt. This could further exacerbate the risks associated with our leverage.
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
     We are currently contemplating the issuance by MetroPCS Wireless, Inc. of up to an additional $300 million of senior notes under our existing indenture for general corporate purposes, which could include participation in the upcoming FCC 700 MHz auction. This additional indebtedness or any future debt we may incur could exacerbate the risks associated with our current level of indebtedness.
The FCC may license additional spectrum which may not be appropriate for or available to us or which may allow new competitors to enter our markets.
     The FCC periodically makes additional spectrum available for wireless use. For instance, the FCC recently allocated and auctioned an additional 90 MHz of spectrum for AWS. The AWS band plan made some licenses available in small (Metropolitan Statistical Area (MSA) and Rural Service Area (RSA)) license areas, although the predominant amount of spectrum remains allocated on a regional basis in combinations of 10 MHz and 20 MHz spectrum blocks. This band plan tended to favor large incumbent carriers with nationwide footprints and presented challenges for us in acquiring additional spectrum. The FCC also has allocated an additional 40 MHz of spectrum devoted to AWS. It is in the process of considering the channel assignment policies for 20 MHz of this spectrum and has indicated that it will initiate a further proceeding with regard to the remaining 20 MHz in the future. The FCC also is in the process of taking comments on the appropriate geographic license areas and channel blocks, service rules, and construction and performance build-out obligations for an additional 60 MHz of spectrum in the 700 MHz band. Specifically, on April 27, 2007, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking seeking comment on possible changes to the 700 MHz band plan, including possible changes in the service area and channel block sizes for the 60 MHz of as yet unauctioned 700 MHz spectrum. The FCC is also seeking comments on performance build-out requirements, revisions to the 700 MHz guard bands, competitive bidding procedures and the configuration for the 700 MHz public safety spectrum. We, along with other small, regional and rural carriers, have previously filed comments advocating changes to the current 700 MHz band plan to create a greater number of licenses with smaller spectrum blocks and geographic area sizes and for relaxed performance build-out obligations. Several national wireless carriers have previously filed comments supporting larger license areas and other interested parties have made band plan and licensing proposals that differ from ours by favoring larger license areas, larger license blocks and the use of combinatorial bidding, which we do not favor, to enable applicants to more easily assemble a nationwide foot print. In addition, one commenter advocates reassigning 30 MHz of the 700 MHz band which now is allocated for commercial broadband use, to public safety use to create a nationwide, interoperable broadband network that public safety users can access on a priority basis. The FCC is also seeking comment on a proposal to allocate 10 MHz of the 700 MHz band, which now is allocated for commercial broadband use, on a nationwide basis, in accordance with specific public safety rules that would force the licensee to fund the construction of a nationwide broadband infrastructure, offer service only on a wholesale basis, and provide public safety with priority access to the 10 MHz of spectrum during emergencies. In September 2006, the FCC also sought comment on proposals to increase the flexibility of guard band licensees in the 700 MHz spectrum. Furthermore, in December 2006, the FCC sought comment on the possible implementation of a nationwide broadband interoperable network in the 700 MHz band allocated for public safety use, which also could be used by commercial service providers on a secondary basis. We cannot predict the likely outcome of those proceedings or whether they will benefit or adversely affect us.
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
Item 4. Submission of Matters to a Vote of Security Holders
     On February 9, 2007, our stockholders holding greater than a majority of shares then outstanding adopted resolutions by written consent authorizing the following actions:
     (1) An amendment and restatement of the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan to increase the number of shares available for issuance to 40,500,000 and to make certain other changes.
     (2) The amendment and restatement of our Certificate of Incorporation, to be effective upon the consummation of our initial public offering, to provide for certain changes consistent with becoming a public company.
     (3) The amendment and restatement of our Bylaws, to be effective upon the consummation of our initial public offering, to provide for certain changes consistent with becoming a public company.
     (4) The election of all of our directors, and, effective upon the consummation of our initial public offering, to the class and for the term set forth below:
          Class III Directors (serving a 3 year initial term)
— James N. Perry, Jr.
— Arthur C. Patterson
— C. Kevin Landry
          Class II Directors (serving a 2 year initial term)
— James F. Wade
— John Sculley
— W. Michael Barnes
          Class I Directors (serving a 1 year initial term)
— Roger D. Linquist
— Walker C. Simmons
Item 5. Other Information
     Effective February 9, 2007, our stockholders approved the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, which increased the number of shares available for issuance pursuant to the plan to 40,500,000 and made certain other changes.
     Effective February 9, 2007, our stockholders elected the following directors: James N. Perry, Jr.; Arthur C. Patterson; C. Kevin Landry; James F. Wade; John Sculley; W. Michael Barnes; Roger D. Linquist; and Walker C. Simmons. See Item 4 — "Submission of Matters to a Vote of Security Holders."
     On February 20, 2007, MetroPCS Wireless, Inc. amended its senior secured credit facility to reduce the margin used to determine the senior secured credit facility interest rate to 2.25% from 2.50%.

Item 6. Exhibits

Exhibit
Number	Description
10.1	Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner (filed as Exhibit 10.12 to Amendment No. 2 to Form S-1 (Registration No. 333-139793) by MetroPCS Communications, Inc. filed on February 27, 2007 and incorporated herein by reference.)

10.2	Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate or Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the Form of Rights Certificate as Exhibit B and Summary of Rights as Exhibit C (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by MetroPCS Communications, Inc. on March 30, 2007 and incorporated herein by reference.)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.
Date: May 15, 2007	By:	/s/ Roger D. Linquist
Roger D. Linquist
President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ J. Braxton Carter
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