Form 10-Q
period 2007-06-30
METROPCS COMMUNICATIONS INC
filed 2007-08-10
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to
Commission File Number
1-33409
METROPCS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0836269 (I.R.S. Employer Identification No.)

8144 Walnut Hill Lane, Suite 800 Dallas, Texas (Address of principal executive offices)	75231-4388 (Zip Code)
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
     On July 31, 2007, there were 346,882,322 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q

*	No reportable information under this item.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$227,836	$161,498
Short-term investments	1,539,438	390,651
Restricted short-term investments	—	607
Inventories, net	90,000	92,915
Accounts receivable (net of allowance for uncollectible accounts of $2,306 and $1,950 at June 30, 2007 and December 31, 2006, respectively)	29,533	28,140
Prepaid expenses	44,667	33,109
Deferred charges	25,423	26,509
Deferred tax asset	815	815
Other current assets	20,998	24,283

Total current assets	1,978,710	758,527
Property and equipment, net	1,534,402	1,256,162
Long-term investments	8,573	1,865
FCC licenses	2,072,895	2,072,885
Microwave relocation costs	9,600	9,187
Other assets	62,165	54,496

Total assets	$5,666,345	$4,153,122

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$402,538	$325,681
Current maturities of long-term debt	16,000	16,000
Deferred revenue	102,869	90,501
Other current liabilities	4,228	3,447

Total current liabilities	525,635	435,629
Long-term debt, net	2,995,355	2,580,000
Deferred tax liabilities	241,308	177,197
Deferred rents	26,297	22,203
Redeemable minority interest	4,521	4,029
Other long-term liabilities	30,787	26,316

Total liabilities	3,823,903	3,245,374
COMMITMENTS AND CONTINGENCIES (See Note 10)
SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 4,000,000 shares designated at December 31, 2006, 0 and 3,500,993 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively; Liquidation preference of $447,388 at December 31, 2006	—	443,368
SERIES E CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 500,000 shares designated at December 31, 2006, 0 and 500,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively; Liquidation preference of $54,019 at December 31, 2006	—	51,135
OPTIONS SUBJECT TO RESCISSION (See Note 11)	1,437	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized, 4,000,000 of which were designated as Series D Preferred Stock and 500,000 of which were designated as Series E Preferred Stock at December 31, 2006; no shares of preferred stock other than Series D & E Preferred Stock (presented above) issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common Stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 346,728,450 and 157,052,097 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	35	16
Additional paid-in capital	1,502,290	166,315
Retained earnings	332,453	245,690
Accumulated other comprehensive income	6,227	1,224

Total stockholders’ equity	1,841,005	413,245

Total liabilities and stockholders’ equity	$5,666,345	$4,153,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Service revenues	$479,341	$307,843	$918,857	$583,260
Equipment revenues	71,835	60,351	169,005	114,395

Total revenues	551,176	368,194	1,087,862	697,655

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $36,653, $29,433, $71,827 and $54,289, shown separately below)	162,227	107,497	307,562	199,987
Cost of equipment	133,439	112,005	306,747	212,916
Selling, general and administrative expenses (excluding depreciation and amortization expense of $4,471, $2,883, $8,677 and $5,287, shown separately below)	82,717	60,264	155,654	111,701
Depreciation and amortization	41,124	32,316	80,504	59,576
(Gain) loss on disposal of assets	(393)	2,013	2,657	12,377

Total operating expenses	419,114	314,095	853,124	596,557

Income from operations	132,062	54,099	234,738	101,098

OTHER EXPENSE (INCOME):
Interest expense	49,168	21,713	98,144	42,597
Accretion of put option in majority-owned subsidiary	254	203	492	360
Interest and other income	(14,494)	(6,147)	(21,651)	(10,719)
Gain on extinguishment of debt	—	(27)	—	(244)

Total other expense	34,928	15,742	76,985	31,994

Income before provision for income taxes	97,134	38,357	157,753	69,104

Provision for income taxes	(39,040)	(15,368)	(63,307)	(27,745)

Net income	58,094	22,989	94,446	41,359

Accrued dividends on Series D Preferred Stock	(1,319)	(5,237)	(6,499)	(10,417)
Accrued dividends on Series E Preferred Stock	(189)	(748)	(929)	(1,488)
Accretion on Series D Preferred Stock	(30)	(118)	(148)	(236)
Accretion on Series E Preferred Stock	(22)	(85)	(107)	(170)

Net income applicable to Common Stock	$56,534	$16,801	$86,763	$29,048

Net income	$58,094	$22,989	$94,446	$41,359
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	1,807	(744)	2,402	(516)
Unrealized gain on cash flow hedging derivative, net of tax	6,898	619	5,129	1,230
Reclassification adjustment for gains included in net income, net of tax	(1,487)	(20)	(2,528)	(515)

Comprehensive income	$65,312	$22,844	$99,449	$41,558

Net income per common share:
Basic	$0.17	$0.06	$0.29	$0.11

Diluted	$0.17	$0.06	$0.28	$0.10

Weighted average shares:
Basic	296,670,880	155,829,673	227,238,734	155,503,804

Diluted	306,484,317	159,350,145	235,898,089	159,318,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the six months ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,446	$41,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,504	59,576
Provision for uncollectible accounts receivable	23	111
Deferred rent expense	4,265	3,376
Cost of abandoned cell sites	3,832	638
Non-cash interest expense	2,048	776
Loss on disposal of assets	2,657	12,377
Gain on extinguishment of debt	—	(244)
Gain on sale of investments	(2,241)	(1,268)
Accretion of asset retirement obligation	572	298
Accretion of put option in majority-owned subsidiary	492	360
Deferred income taxes	62,158	26,496
Stock-based compensation expense	11,864	3,969
Changes in assets and liabilities:
Inventories	2,741	10,295
Accounts receivable	(1,415)	(3,804)
Prepaid expenses	(7,625)	(3,074)
Deferred charges	1,086	(8,631)
Other assets	(9,332)	258
Accounts payable and accrued expenses	7,212	38,066
Deferred revenue	12,383	16,504
Other liabilities	1,639	1,630

Net cash provided by operating activities	267,309	199,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(347,114)	(307,296)
Change in prepaid purchases of property and equipment	(3,389)	(708)
Proceeds from sale of property and equipment	188	25
Purchase of investments	(2,371,757)	(537,806)
Proceeds from sale of investments	1,226,823	645,834
Change in restricted cash and investments	556	(3,174)
Microwave relocation costs	(400)	—

Net cash used in investing activities	(1,495,093)	(203,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	59,076	27,717
Proceeds from 9 1/4% Senior Notes	423,500	—
Proceeds from initial public offering	862,500	—
Debt issuance costs	(3,008)	(104)
Cost of raising capital	(44,266)	—
Repayment of debt	(8,000)	(2,011)
Proceeds from minority interest in majority-owned subsidiary	—	2,000
Proceeds from exercise of stock options	4,320	337

Net cash provided by financing activities	1,294,122	27,939

INCREASE IN CASH AND CASH EQUIVALENTS	66,338	23,882
CASH AND CASH EQUIVALENTS, beginning of period	161,498	112,709

CASH AND CASH EQUIVALENTS, end of period	$227,836	$136,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (collectively, the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because Royal Street is a variable interest entity and the Company will absorb all of Royal Street’s expected losses. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements. The redeemable minority interest in Royal Street is included in long-term liabilities. The condensed consolidated interim balance sheets as of June 30, 2007 and December 31, 2006, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended June 30, 2007 and 2006, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
     Federal Universal Service Fund (“FUSF”) and E-911 fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in services revenues and cost of service on the accompanying statements of income and comprehensive income. For the three months ended June 30, 2007 and 2006, the Company recorded approximately $25.3 million and $10.4 million, respectively, of FUSF and E-911 fees. For the six months ended June 30, 2007 and 2006, the Company recorded approximately $45.2 million and $19.1 million, respectively, of FUSF and E-911 fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.
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
     On April 24, 2007, the Company consummated its initial public offering (the “Offering”) of 57,500,000 shares of common stock priced at $23.00 per share (less underwriting discounts and commissions). The Company offered 37,500,000 shares of common stock and certain of the Company’s existing stockholders offered 20,000,000 shares of common stock in the Offering, which included 7,500,000 shares sold by the Company’s existing stockholders pursuant to the underwriters’ exercise of their over-allotment option. Concurrent with the Offering, all outstanding shares of preferred stock, including accrued but unpaid dividends, were converted into 150,962,690 shares of common stock. The shares began trading on April 19, 2007 on The New York Stock Exchange under the symbol “PCS”.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
2. Share-Based Payments:
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), the Company has recognized stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted to employees. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations (“APB No. 25”). The Company adopted SFAS No. 123(R) on January 1, 2006. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense recognized under SFAS No. 123(R) was $7.7 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively. Cost of service for the three months ended June 30, 2007 and 2006, includes $0.5 million and $0.5 million, respectively, of stock-based compensation. For the three months ended June 30, 2007 and 2006, selling, general and administrative expenses include $7.2 million and $1.7 million of stock-based compensation, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) was $11.9 million and $4.0 million for the six months ended June 30, 2007 and 2006, respectively. Cost of service for the six months ended June 30, 2007 and 2006, includes $0.7 million and $0.5 million, respectively, of stock-based compensation. For the six months ended June 30, 2007 and 2006, selling, general and administrative expenses include $11.2 million and $3.5 million of stock-based compensation, respectively.
     On April 18, 2007, the Company granted stock options to purchase an aggregate of 5,480,448 shares of the Company’s common stock to certain employees. The exercise price for the option grants is $23.00, which was the price at which the Company agreed to sell its common stock to the underwriters in the Offering. The stock options granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The grant date fair value of these options approximated $57.3 million.
3. Short-Term Investments:
     Short-term investments consisted of the following (in thousands):

	As of June 30, 2007
		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Auction rate securities	$783,938	$2	$(81)	$783,859
Corporate bonds	740,306	1,780	(3)	742,083
Certificates of deposit	13,500	—	(4)	13,496

Total short-term investments	$1,537,744	$1,782	$(88)	$1,539,438

	As of December 31, 2006
		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government and agencies	$2,000	$—	$(15)	$1,985
Auction rate securities	290,055	—	(30)	290,025
Corporate bonds	98,428	213	—	98,641

Total short-term investments	$390,483	$213	$(45)	$390,651

     The cost and aggregate fair values of short-term investments by contractual maturity at June 30, 2007 were as follows (in thousands):

		Aggregate
	Amortized	Fair
	Cost	Value
Less than one year	$646,680	$648,453
Due in 1 - 2 years	—	—
Due in 2 - 5 years	—	—
Due after 5 years	891,064	890,985

Total	$1,537,744	$1,539,438

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
4. Property and Equipment:
     Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Construction-in-progress	$363,275	$193,856
Network infrastructure	1,506,877	1,329,986
Office equipment	36,708	31,065
Leasehold improvements	26,151	21,721
Furniture and fixtures	7,003	5,903
Vehicles	207	207

	1,940,221	1,582,738
Accumulated depreciation	(405,819)	(326,576)

Property and equipment, net	$1,534,402	$1,256,162

5. Accounts Payable and Accrued Expenses:
     Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accounts payable	$96,140	$90,084
Book overdraft	80,364	21,288
Accrued accounts payable	97,971	111,974
Accrued liabilities	14,328	9,405
Payroll and employee benefits	17,118	20,645
Accrued interest	34,913	24,529
Taxes, other than income	57,519	42,882
Income taxes	4,185	4,874

Accounts payable and accrued expenses	$402,538	$325,681

6. Long-Term Debt:
     Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
9 1/4% Senior Notes	$1,400,000	$1,000,000
Senior Secured Credit Facility	1,588,000	1,596,000

Total long-term debt	2,988,000	2,596,000
Add: unamortized premium on debt	23,355	—

Total debt	3,011,355	2,596,000
Less: current maturities	(16,000)	(16,000)

Total long-term debt	$2,995,355	$2,580,000

   $1.4 Billion 9 1/4% Senior Notes
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     On November 3, 2006, Wireless also entered into a registration rights agreement. Under the registration rights agreement, Wireless agreed to file a registration statement with the United States Securities and Exchange Commission (“SEC”) relating to an offer to exchange and issue notes equal to the outstanding principal amount of the 9 1/4% Senior Notes prior to the earlier of (i) 365 days after the closing date of the 9 1/4% Senior Notes and (ii) 30 days following the date that MetroPCS or any of its subsidiaries, other than Royal Street, consummates a public offering of its capital stock. In addition, Wireless agreed to use all commercially reasonable efforts to cause such registration statement to be declared effective by the SEC on or prior to 180 days after the filing of the registration statement and consummate the exchange offer within 30 business days after the registration statement has been declared effective by the SEC. Alternatively, if Wireless is unable to consummate the exchange offer or if holders of the 9 1/4% Senior Notes are unable to participate in the exchange offer for certain specified reasons, then Wireless must use commercially reasonable efforts to file a shelf registration statement within the times specified in the registration rights agreement to facilitate the resale of the 9 1/4% Senior Notes. If (i) Wireless fails to file a registration statement by the applicable deadline, (ii) any such registration statement has not been declared effective by the SEC by the applicable deadline, (iii) the exchange offer has not been consummated by the applicable deadline or (iv) any registration statement required by the registration rights agreement is filed and declared effective but thereafter ceases to be effective or fails to be usable for its intended purpose without being cured under the terms of the registration rights agreement, then Wireless must pay each holder liquidated damages in an amount equal to $0.05 per week per $1,000 in principal amount of 9 1/4% Senior Notes for each week or portion thereof that the default continues for the first 90-day period immediately following the occurrence of the default. The amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of the 9 1/4% Senior Notes with respect to each subsequent 90-day period until all defaults have been cured, up to a maximum amount of liquidated damages of $0.20 per week per $1,000 in principal amount of 9 1/4% Senior Notes. On April 24, 2007, MetroPCS closed the Offering (See Note 8). Under the terms of the registration rights agreement, Wireless was required to file a registration statement related to the exchange offer with the SEC by May 24, 2007. On May 15, 2007, Wireless filed such required initial registration statement on Form S-4 (the “Existing Exchange Offer Registration Statement”).
     On June 6, 2007, Wireless completed the sale of an additional $400.0 million of 9 1/4% Senior Notes (the “Additional Notes”) under the existing indenture at a price equal to 105.875% of the principal amount of such Additional Notes. Wireless intends to use the approximately $421.0 million in net proceeds from the Additional Notes for general corporate purposes, which could include financing participation in and acquisition of additional spectrum in the Federal Communications Commission’s (“FCC”) upcoming 700 MHz auction. On June 6, 2007, Wireless entered into a registration rights agreement in connection with the consummation of the sale of the Additional Notes. Under the terms of this registration rights agreement, Wireless agreed to amend the Existing Exchange Offer Registration Statement within 120 days of the date of the registration rights agreement to include the Additional Notes. Wireless also agreed to use commercially reasonable efforts to have such registration statement declared effective on or prior to November 12, 2007 and to commence and consummate the exchange offer as soon as practicable thereafter. Alternatively, if Wireless is unable to consummate the exchange offer or if holders of the Additional Notes cannot participate in the exchange offer for certain specified reasons, then Wireless must use commercially reasonable efforts to file a shelf registration statement within the times specified in the registration rights agreement to facilitate resale of the Additional Notes. If (i) Wireless fails to file the amendment to the Existing Exchange Offer Registration Statement by the applicable deadline, (ii) have such registration statement declared effective by the applicable deadline, (iii) consummate the exchange offer by the applicable deadline or, in the alternative, have the shelf registration statement declared effective, Wireless will be required to pay certain liquidated damages as provided in the registration rights agreement which are substantially the same as those for the 9 1/4% Senior Notes.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     The facilities under the Senior Secured Credit Facility are guaranteed by MetroPCS, MetroPCS, Inc. and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries. The facilities are not guaranteed by Royal Street, but Wireless pledged the promissory note that Royal Street has given it in connection with amounts borrowed by Royal Street from Wireless and the limited liability company member interest held in Royal Street Communications. The Senior Secured Credit Facility contains customary events of default, including cross defaults. The obligations are also secured by the capital stock of Wireless as well as substantially all of Wireless’ present and future assets and the capital stock and substantially all of the assets of each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions), but excludes Royal Street.
     The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of June 30, 2007 was 7.391%. On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of the Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt. The quarterly interest settlement periods began on February 1, 2007. The interest rate protection agreement expires on February 1, 2010. This financial instrument is included in long-term investments at fair market value, which was approximately $8.6 million and $1.9 million as of June 30, 2007 and December 31, 2006, respectively. The change in fair value is reported in accumulated other comprehensive income in the consolidated balance sheets, net of income taxes. On February 20, 2007, Wireless entered into an amendment to the Senior Secured Credit Facility. Under the amendment, the margin used to determine the Senior Secured Credit Facility interest rate was reduced to 2.25% from 2.50%.
     As of June 30, 2007, there was a total of approximately $1.6 billion outstanding under the Senior Secured Credit Facility, of which $16.0 million is reported in current maturities of long-term debt and approximately $1.6 billion is reported as long-term debt on the accompanying consolidated balance sheets.
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
     On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues. The adoption of FIN 48 did not have a significant impact on the Company’s financial statements. There was no cumulative effect adjustment related to adopting FIN 48. As of January 1, 2007, the amount of unrecognized tax benefits was $23.4 million of which $22.6 million would, if recognized, decrease the Company’s effective tax rate.
     The Company files income tax returns in the US federal and certain state jurisdictions and is subject to examinations by the IRS and other taxing authorities. Federal examinations of income tax returns filed by the Company and any of its subsidiaries for the years ending prior to January 1, 2004 are complete. The State of California is in the process of examining the Company’s income tax returns for the years 2002 through 2003 and the Company has entered the appeals process. At this time, the Company cannot accurately predict when any issues raised in the California audit will be fully resolved.
     The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of January 1, 2007, current liabilities included a total of $1.6 million and non-current liabilities included a total of $8.8

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
million in accrued interest and penalties. The amount of interest (after-tax) and penalties included in income tax expense for the three and six months ended June 30, 2007 totaled $0.5 million and $1.1 million, respectively.
     The Company does not expect that the total amount of unrecognized tax benefits for the positions included as of the date of the adoption will significantly increase or decrease within the next twelve months.
8. Stockholders’ Equity:
     Common Stock Issued to Directors
     Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as defined in MetroPCS’ Non-Employee Director Remuneration Plan. The annual retainer provided under the Non-Employee Director Remuneration Plan may be paid, at the election of each non-employee director, in cash, common stock, or a combination of cash and common stock. During the six months ended June 30, 2007 and 2006, non-employee members of the Board of Directors were issued 31,230 and 43,845 shares of common stock, respectively, as payment of their annual retainer.
     Stockholder Rights Plan
     On March 27, 2007, in connection with the Offering, the Company adopted a Stockholder Rights Plan. Under the Stockholder Rights Plan, each share of the Company’s common stock includes one right to purchase one one-thousandth of a share of series A junior participating preferred stock. The rights will separate from the common stock and become exercisable (1) ten calendar days after public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% of the Company’s outstanding common stock or (2) ten business days following the start of a tender offer or exchange offer that would result in a person’s acquiring beneficial ownership of 15% of the Company’s outstanding common stock. A 15% beneficial owner is referred to as an “acquiring person” under the Stockholder Rights Plan.
     Initial Public Offering
     On April 24, 2007, upon consummation of the Offering, the Company’s Third Amended and Restated Certificate of Incorporation (the “Restated Certificate”), as filed with the Delaware Secretary of State, became effective. The Restated Certificate provides for two classes of capital stock to be designated, respectively, Common Stock and Preferred Stock. The total number of shares which the Company is authorized to issue is 1,100,000,000 shares. 1,000,000,000 shares are Common Stock, par value $0.0001 per share, and 100,000,000 shares are Preferred Stock, par value $0.0001 per share. The Restated Certificate does not distinguish classes of common stock or preferred stock.
9. Net Income Per Common Share:
     The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Basic EPS—Two Class Method:
Net income	$58,094	$22,989	$94,446	$41,359
Accrued dividends and accretion:
Series D Preferred Stock	(1,349)	(5,355)	(6,647)	(10,653)
Series E Preferred Stock	(211)	(833)	(1,036)	(1,658)

Net income applicable to common stock	$56,534	$16,801	$86,763	$29,048
Amount allocable to common shareholders	90.9%	57.1%	75.6%	57.0%

Rights to undistributed earnings	$51,398	$9,586	$65,618	$16,559

Weighted average shares outstanding—basic	296,670,880	155,829,673	227,238,734	155,503,804

Net income per common share—basic	$0.17	$0.06	$0.29	$0.11

Diluted EPS:
Rights to undistributed earnings	$51,398	$9,586	$65,618	$16,559

Weighted average shares outstanding—basic	296,670,880	155,829,673	227,238,734	155,503,804
Effect of dilutive securities:
Warrants	—	69,488	—	296,952
Stock options	9,813,437	3,450,985	8,659,355	3,517,533

Weighted average shares outstanding—diluted	306,484,317	159,350,145	235,898,089	159,318,289

Net income per common share—diluted	$0.17	$0.06	$0.28	$0.10

     Net income per common share is computed in accordance with EITF 03-6,“Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”). Under EITF 03-6, the preferred stock is considered a “participating security” for purposes of computing earnings per common share and, therefore, the preferred stock is included in the computation of basic and diluted net income per common share using the two-class method, except during periods of net losses. Preferred stock was included in the computation of basic and diluted net income per common share through April 24, 2007, the date of conversion to common stock as a result of the Offering. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
     For the three months ended June 30, 2007 and 2006, 4.5 million and 9.3 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2007 and 2006, 2.3 million and 8.2 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the three months ended June 30, 2007 and 2006, 36.5 million and 137.7 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2007 and 2006, 89.1 million and 136.1 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the three months ended June 30, 2007 and 2006, 1.5 million and 5.8 million, respectively, of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2007 and 2006, 3.7 million and 5.7 million, respectively, of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
AWS Licenses Acquired in Auction 66
     Spectrum allocated for advanced wireless services (“AWS”) currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate and some such users may delay relocation for some time. For the three and six months ended June 30, 2007, the Company incurred approximately $0.2 million and $0.4 million, respectively, in microwave relocation costs. No relocation costs were incurred for the three and six months ended June 30, 2006.
   FCC Katrina Order
     The FCC recently released an Order which requires the Company to have an emergency back-up power source for all assets that are normally powered from local alternating current commercial power including mobile switching offices and cell sites. This was initially to become effective on August 10, 2007, however the FCC, on its own motion, has delayed the effective date for 60 days to October 9, 2007. We are currently evaluating our compliance with this Order, but we may be required to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses to comply with this Order and such costs could be material.
Patent Litigation
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, issued to Leap. The complaint seeks both injunctive relief and monetary damages for the Company’s alleged infringement of such patent. On August 3, 2006, the Company (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap, including Leap’s CEO.
     The Company has also tendered Leap’s claims to the manufacturer of its network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Lucent has declined to indemnify and defend the Company. The Company has filed a petition in state district court in Harrison County, Texas for a declaratory ruling that Lucent is obligated to cooperate, indemnify, defend and hold the Company harmless from the Leap patent infringement action, for specific performance, for injunctive relief and for breach of contract. In its counterclaims, the Company claims that it does not infringe any valid or enforceable claim of the ‘497 Patent. Certain of the Leap defendants, including its CEO, answered the Company’s counterclaims on October 13, 2006. In its answer, Leap and its CEO denied the Company’s allegations and asserted affirmative defenses to its counterclaims. In connection with denying a motion to dismiss by certain individual defendants, the court concluded that the Company’s claims against those defendants were compulsory counterclaims. On April 3, 2007, the Court held a Scheduling Conference at which the Court set the date for the claim construction hearing for December 2007 and the trial date for August 2008. The Company plans to vigorously defend against Leap’s claims relating to the ‘497 Patent.
     If Leap were successful in its claim for injunctive relief, the Company could be enjoined from operating its business in the manner it currently operates, which could require the Company to expend additional capital to change certain of its technologies and operating practices, or could prevent the Company from offering some or all of its services using some or all of its existing systems. In addition, if Leap were successful in its claim for monetary damage, the Company could be forced to pay Leap substantial damages for past infringement and/or ongoing royalties on a portion of the Company’s revenues, which could materially adversely impact its financial performance.
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
11. Rescission Offer:
     Certain options granted under the Company’s 1995 Stock Option Plan and 2004 Equity Incentive Plan may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. As a result, on April 27, 2007, the Company’s Board of Directors approved a rescission offer to the holders of certain options and on June 13, 2007, the Company commenced a rescission offer to the holders of unexercised and outstanding options to purchase 924,454 shares of our common stock. If this rescission offer was accepted by the holders of all such options, the Company would be required to make aggregate payments of up to approximately $1.4 million, which includes statutory interest. This rescission offer may not terminate a purchaser’s right to rescind a sale of a security that was not registered as required.
     The Company accounts for options which have been issued that may be subject to rescission claims as a put liability based on the price to be paid for equity to be repurchased. Since equity instruments subject to rescission are redeemable at the holder’s option or upon the occurrence of an uncertain event not solely within the Company’s control, such equity instruments under the SEC’s interpretation of GAAP, should be reported as claims outside of stockholders’ equity, regardless of how remote the redemption event may be. Therefore, the Company has reported $1.4 million as options subject to rescission in the accompanying consolidated balance sheet as of June 30, 2007. The rescission offer expired on July 13, 2007 and no holders of options subject to the rescission offer accepted the

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
rescission offer. Accordingly, the $1.4 million of options subject to rescission will be reclassified to additional paid-in capital during the third quarter of 2007.
12. Supplemental Cash Flow Information:

	Six Months
	Ended June 30,
	2007	2006
Cash paid for interest	$90,049	$23,643
Cash paid for income taxes	893	525
     Non-cash investing activities:
     Net increases in the Company’s accrued purchases of property, plant and equipment were $10.1 million and $24.6 million for the six months ended June 30, 2007 and 2006, respectively.
     Non-cash financing activities:
     MetroPCS accrued dividends of $6.5 million and $10.4 million related to the Series D Preferred Stock for the six months ended June 30, 2007 and 2006, respectively.
     MetroPCS accrued dividends of $0.9 million and $1.5 million related to the Series E Preferred Stock for the six months ended June 30, 2007 and 2006, respectively.
13. Related-Party Transactions:
     One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 17% interest in a company that provides services to the Company’s customers, including handset insurance programs and roadside assistance services. Pursuant to the Company’s agreement with this related party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related party. During the three months ended June 30, 2007 and 2006, the Company received fees of approximately $1.4 million and $0.6 million, respectively, as compensation for providing this billing and collection service. During the six months ended June 30, 2007 and 2006, the Company received fees of approximately $2.5 million and $1.1 million, respectively, as compensation for providing this billing and collection service. In addition, the Company also sells handsets to this related party. For the three months ended June 30, 2007 and 2006, the Company sold approximately $3.6 million and $3.5 million in handsets, respectively, to the related party. For the six months ended June 30, 2007 and 2006, the Company sold approximately $6.8 million and $6.7 million in handsets, respectively, to the related party. As of June 30, 2007 and December 31, 2006, the Company owed approximately $3.6 million and $3.0 million, respectively, to this related party for fees collected from its customers that are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. As of June 30, 2007 receivables from this related party in the amount of approximately $1.0 million are included in accounts receivable. As of December 31, 2006, receivables from this related party in the amount of approximately $0.8 million and $0.1 million, respectively, are included in accounts receivable and other current assets, respectively.
     One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own an interest in a company that provides cell site leases to the Company. During the three months ended June 30, 2007 and 2006, the Company recorded rent expense of approximately $0.1 million and $0.1 million, respectively, for cell site leases. During the six months ended June 30, 2007 and 2006, the Company recorded rent expense of approximately $0.1 million and $0.1 million, respectively, for cell site leases. As of June 30, 2007 and December 31, 2006, the Company owed approximately $0.1 million and $0.1 million, respectively, to this related party for deferred rent liability related to these cell site leases that is included in deferred rents on the accompanying consolidated balance sheets.

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
     As of June 30, 2007, the Company had twelve operating segments based on geographic region within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento, Tampa/Sarasota/Orlando, Los Angeles, New York, Philadelphia, Boston and Las Vegas. Each of these operating segments provides wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, push e-mail and other value-added services.
     The Company aggregates its operating segments into two reportable segments: Core Markets and Expansion Markets.
•	Core Markets, which include Atlanta, Miami, San Francisco, and Sacramento, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•	Expansion Markets, which include Dallas/Ft. Worth, Detroit, Tampa/Sarasota/Orlando, Los Angeles, New York, Philadelphia, Boston and Las Vegas, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.
     General corporate overhead, which includes expenses such as corporate employee labor costs, rent and utilities, legal, accounting and auditing expenses, is allocated equally across all operating segments. Corporate marketing and advertising expenses are allocated equally to the operating segments, beginning in the period during which the Company launches service in that operating segment. Expenses associated with the Company’s national data center and national operations center are allocated based on the average number of customers in each operating segment. There are no transactions between reportable segments.
     Interest expense, interest income, gain/loss on extinguishment of debt and income taxes are not allocated to the segments in the computation of segment operating results for internal evaluation purposes.

		Expansion
Three Months Ended June 30, 2007	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$356,547	$122,794	$—	$479,341
Equipment revenues	52,102	19,733	—	71,835
Total revenues	408,649	142,527	—	551,176
Cost of service (1)	110,606	51,621	—	162,227
Cost of equipment	89,689	43,750	—	133,439
Selling, general and administrative expenses (2)	44,388	38,329	—	82,717
Adjusted EBITDA (3)	167,869	12,577	—
Depreciation and amortization	28,212	11,533	1,379	41,124
Stock-based compensation expense	3,904	3,749	—	7,653
Income (loss) from operations	136,401	(2,907)	(1,432)	132,062
Interest expense	—	—	49,168	49,168
Accretion of put option in majority-owned subsidiary	—	—	254	254
Interest and other income	—	—	(14,494)	(14,494)
Income (loss) before provision for income taxes	136,401	(2,907)	(36,360)	97,134

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

		Expansion
Three Months Ended June 30, 2006	Core Markets	Markets	Other	Total
		(in thousands)
Service revenues	$281,143	$26,700	$—	$307,843
Equipment revenues	48,559	11,792	—	60,351
Total revenues	329,702	38,492	—	368,194
Cost of service (1)	82,205	25,292	—	107,497
Cost of equipment	82,716	29,289	—	112,005
Selling, general and administrative expenses (2)	38,004	22,260	—	60,264
Adjusted EBITDA (deficit) (3)	127,182	(36,596)	—
Depreciation and amortization	26,664	4,944	708	32,316
Stock-based compensation expense	405	1,753	—	2,158
Income (loss) from operations	98,817	(44,010)	(708)	54,099
Interest expense	—	—	21,713	21,713
Accretion of put option in majority-owned subsidiary	—	—	203	203
Interest and other income	—	—	(6,147)	(6,147)
Gain on extinguishment of debt	—	—	(27)	(27)
Income (loss) before provision for income taxes	98,817	(44,010)	(16,450)	38,357

		Expansion
Six Months Ended June 30, 2007	Core Markets	Markets	Other	Total
		(in thousands)
Service revenues	$693,481	$225,376	$—	$918,857
Equipment revenues	120,370	48,635	—	169,005
Total revenues	813,851	274,011	—	1,087,862
Cost of service (1)	211,046	96,516	—	307,562
Cost of equipment	202,929	103,818	—	306,747
Selling, general and administrative expenses (2)	87,684	67,970	—	155,654
Adjusted EBITDA (3)	318,191	11,572	—
Depreciation and amortization	56,317	21,597	2,590	80,504
Stock-based compensation expense	5,999	5,865	—	11,864
Income (loss) from operations	253,626	(16,084)	(2,804)	234,738
Interest expense	—	—	98,144	98,144
Accretion of put option in majority-owned subsidiary	—	—	492	492
Interest and other income	—	—	(21,651)	(21,651)
Income (loss) before provision for income taxes	253,626	(16,084)	(79,789)	157,753

		Expansion
Six Months Ended June 30, 2006	Core Markets	Markets	Other	Total
		(in thousands)
Service revenues	$545,741	$37,519	$—	$583,260
Equipment revenues	98,606	15,789	—	114,395
Total revenues	644,347	53,308	—	697,655
Cost of service (1)	161,137	38,850	—	199,987
Cost of equipment	173,644	39,272	—	212,916
Selling, general and administrative expenses (2)	75,480	36,221	—	111,701
Adjusted EBITDA (deficit) (3)	236,302	(59,282)	—
Depreciation and amortization	51,671	6,491	1,414	59,576
Stock-based compensation expense	2,216	1,753	—	3,969
Income (loss) from operations	170,390	(67,878)	(1,414)	101,098
Interest expense	—	—	42,597	42,597
Accretion of put option in majority-owned subsidiary	—	—	360	360
Interest and other income	—	—	(10,719)	(10,719)
Gain on extinguishment of debt	—	—	(244)	(244)
Income (loss) before provision for income taxes	170,390	(67,878)	(33,408)	69,104

(1)	Cost of service for the three and six months ended June 30, 2007, includes $0.5 million and $0.7 million, respectively, of stock-based compensation disclosed separately. Cost of service for the three and six months ended June 30, 2006, includes $0.5 million and $0.5 million, respectively, of stock-based compensation disclosed separately.

(2)	Selling, general and administrative expenses include stock-based compensation disclosed separately. For the three and six months ended June 30, 2007, selling, general and administrative expenses include $7.2 million and $11.2 million of stock-based compensation, respectively. For the three and six months ended June 30, 2006, selling, general and administrative expenses include $1.7 million and $3.5 million of stock-based compensation, respectively.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
(3)	Core and Expansion Markets Adjusted EBITDA (deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of the Company’s ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.
     The following table reconciles segment Adjusted EBITDA (deficit) for the three and six months ended June 30, 2007 and 2006 to consolidated income before provision for income taxes:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(in thousands)
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$167,869	$127,182	$318,191	$236,302
Expansion Markets Adjusted EBITDA (Deficit)	12,577	(36,596)	11,572	(59,282)

Total	180,446	90,586	329,763	177,020
Depreciation and amortization	(41,124)	(32,316)	(80,504)	(59,576)
Gain (loss) on disposal of assets	393	(2,013)	(2,657)	(12,377)
Stock-based compensation expense	(7,653)	(2,158)	(11,864)	(3,969)
Interest expense	(49,168)	(21,713)	(98,144)	(42,597)
Accretion of put option in majority-owned subsidiary	(254)	(203)	(492)	(360)
Interest and other income	14,494	6,147	21,651	10,719
Gain on extinguishment of debt	—	27	—	244

Consolidated income before provision for income taxes	$97,134	$38,357	$157,753	$69,104

15. Guarantor Subsidiaries:
     In connection with Wireless’ sale of the 9 1/4% Senior Notes and the entry into the Senior Secured Credit Facility, MetroPCS and all of MetroPCS’ subsidiaries, other than Wireless and Royal Street (the “guarantor subsidiaries”), provided guarantees on the 9 1/4% Senior Notes, the Additional Notes and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility restrict the ability of the guarantor subsidiaries to transfer funds to Wireless. Royal Street (the “non-guarantor subsidiaries”) is not a guarantor of the 9 1/4% Senior Notes or the Senior Secured Credit Facility.
     The following information presents condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006, condensed consolidating statements of income for the three and six months ended June 30, 2007 and 2006, and condensed consolidating statements of cash flows for the six months ended June 30, 2007 and 2006 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries. Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Balance Sheet
As of June 30, 2007

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$57,332	$143,032	$335	$27,137	$—	$227,836
Short-term investments	845,886	693,552	—	—	—	1,539,438
Inventories, net	—	83,360	6,640	—	—	90,000
Accounts receivable, net	—	27,579	—	1,954	—	29,533
Prepaid expenses	165	13,066	29,425	2,011	—	44,667
Deferred charges	—	25,423	—	—	—	25,423
Deferred tax asset	—	815	—	—	—	815
Current receivable from subsidiaries	—	14,163	—	—	(14,163)	—
Other current assets	988	4,930	14,598	482	—	20,998

Total current assets	904,371	1,005,920	50,998	31,584	(14,163)	1,978,710
Property and equipment, net	—	53,727	1,312,388	168,287	—	1,534,402
Long-term investment	—	8,573	—	—	—	8,573
Investment in subsidiaries	411,139	1,156,883	—	—	(1,568,022)	—
FCC licenses	—	—	1,779,296	293,599	—	2,072,895
Microwave relocation costs	—	—	9,600	—	—	9,600
Long-term receivable from subsidiaries	—	555,953	—	—	(555,953)	—
Other assets	—	44,918	5,680	11,567	—	62,165

Total assets	$1,315,510	$2,825,974	$3,157,962	$505,037	$(2,138,138)	$5,666,345

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$325	$169,593	$193,107	$39,513	$—	$402,538
Current payable to parent	—	—	—	14,163	(14,163)	—
Current maturities of long-term debt	—	16,000	—	—	—	16,000
Deferred revenue	—	17,404	85,465	—	—	102,869
Advances to subsidiaries	(527,257)	(1,049,924)	1,577,181	—	—	—
Other current liabilities	—	43	4,048	137	—	4,228

Total current liabilities	(526,932)	(846,884)	1,859,801	53,813	(14,163)	525,635
Long-term debt	—	2,995,355	—	—	—	2,995,355
Long-term debt to parent	—	—	—	555,953	(555,953)	—
Deferred tax liabilities	—	241,308	—	—	—	241,308
Deferred rents	—	—	25,167	1,130	—	26,297
Redeemable minority interest	—	4,521	—	—	—	4,521
Other long-term liabilities	—	20,535	8,324	1,928	—	30,787

Total liabilities	(526,932)	2,414,835	1,893,292	612,824	(570,116)	3,823,903
COMMITMENTS AND CONTINGENCIES (See Note 10)
OPTIONS SUBJECT TO RESCISSION	1,437	—	—	—	—	1,437
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	34	—	—	20,000	(20,000)	34
Additional paid-in capital	1,502,291	—	—	—	—	1,502,291
Retained earnings (deficit)	332,453	405,564	1,264,670	(127,787)	(1,542,447)	332,453
Accumulated other comprehensive (loss) income	6,227	5,575	—	—	(5,575)	6,227

Total stockholders’ equity	1,841,005	411,139	1,264,670	(107,787)	(1,568,022)	1,841,005

Total liabilities and stockholders’ equity	$1,315,510	$2,825,974	$3,157,962	$505,037	$(2,138,138)	$5,666,345

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Three Months Ended June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
REVENUES:
Service revenues	$—	$577	$479,311	$5,541	$(6,088)	$479,341
Equipment revenues	—	3,566	68,269	—	—	71.835

Total revenues	—	4,143	547,580	5,541	(6,088)	551,176
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	155,538	12,777	(6,088)	162,227
Cost of equipment	—	3,401	130,038	—	—	133,439
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	164	77,733	4,820	—	82,717
Depreciation and amortization	—	1	40,198	925	—	41,124
Gain on disposal of assets	—	—	(393)	—	—	(393)

Total operating expenses	—	3,566	403,114	18,522	(6,088)	419,114

Income (loss) from operations	—	577	144,466	(12,981)	—	132,062
OTHER EXPENSE (INCOME):
Interest expense	—	55,824	(1,845)	10,625	(15,436)	49,168
Earnings from consolidated subsidiaries	(50,221)	(123,369)	—	—	173,590	—
Accretion of put option in majority-owned subsidiary	—	254	—	—	—	254
Interest and other income	(7,873)	(21,393)	(5)	(658)	15,435	(14,494)

Total other (income) expense	(58,094)	(88,684)	(1,850)	9,967	173,589	34,928
Income (loss) before provision for income taxes	58,094	89,261	146,316	(22,948)	(173,589)	97,134
Provision for income taxes	—	(39,040)	—	—	—	(39,040)

Net income (loss)	$58,094	$50,221	$146,316	$(22,948)	$(173,589)	$58,094

Consolidated Statement of Income
Three Months Ended June 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
REVENUES:
Service revenues	$—	$—	$307,843	$—	$—	$307,843
Equipment revenues	—	3,203	57,148	—	—	60,351

Total revenues	—	3,203	364,991	—	—	368,194
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	106,340	1,157	—	107,497
Cost of equipment	—	3,113	108,892	—	—	112,005
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	90	56,689	3,485	—	60,264
Depreciation and amortization	—	—	32,316	—	—	32,316
Loss on disposal of assets	—	—	2,013	—	—	2,013

Total operating expenses	—	3,203	306,250	4,642	—	314,095

Income (loss) from operations	—	—	58,741	(4,642)	—	54,099
OTHER EXPENSE (INCOME):
Interest expense	—	23,755	(1,809)	9,202	(9,435)	21,713
Earnings from consolidated subsidiaries	(22,202)	(47,576)	—	—	69,778	—
Accretion of put option in majority-owned subsidiary	—	203	—	—	—	203
Interest and other income	(787)	(13,952)	(652)	(191)	9,435	(6,147)
Gain on extinguishment of debt	—	—	(27)	—	—	(27)

Total other (income) expense	(22,989)	(37,570)	(2,488)	9,011	69,778	15,742
Income (loss) before provision for income taxes	22,989	37,570	61,229	(13,653)	(69,778)	38,357
Provision for income taxes	—	(15,368)	—	—	—	(15,368)

Net income (loss)	$22,989	$22,202	$61,229	$(13,653)	$(69,778)	$22,989

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Six Months Ended June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
REVENUES:
Service revenues	$—	$1,155	$918,798	$9,766	$(10,862)	$918,857
Equipment revenues	—	6,646	162,359	—	—	169,005

Total revenues	—	7,801	1,081,157	9,766	(10,862)	1,087,862
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	295,948	22,476	(10,862)	307,562
Cost of equipment	—	6,385	300,362	—	—	306,747
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	261	146,064	9,329	—	155,654
Depreciation and amortization	—	—	78,907	1,597	—	80,504
Loss on disposal of assets	—	—	2,656	1	—	2,657

Total operating expenses	—	6,646	823,937	33,403	(10,862)	853,124

Income (loss) from operations	—	1,155	257,220	(23,637)	—	234,738
OTHER EXPENSE (INCOME):
Interest expense	—	110,137	(3,368)	20,354	(28,979)	98,144
Earnings from consolidated subsidiaries	(85,702)	(217,874)	—	—	303,576	—
Accretion of put option in majority-owned subsidiary	—	492	—	—	—	492
Interest and other income	(8,744)	(40,609)	(15)	(1,262)	28,979	(21,651)

Total other (income) expense	(94,446)	(147,854)	(3,383)	19,092	303,576	76,985
Income (loss) before provision for income taxes	94,446	149,009	260,603	(42,729)	(303,576)	157,753
Provision for income taxes	—	(63,307)	—	—	—	(63,307)

Net income (loss)	$94,446	$85,702	$260,603	$(42,729)	$(303,576)	$94,446

Consolidated Statement of Income
Six Months Ended June 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
REVENUES:
Service revenues	$—	$—	$583,260	$—	$—	$583,260
Equipment revenues	—	6,390	108,005	—	—	114,395

Total revenues	—	6,390	691,265	—	—	697,655
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	198,300	1,687	—	199,987
Cost of equipment	—	6,206	206,710	—	—	212,916
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	184	104,710	6,807	—	111,701
Depreciation and amortization	—	—	59,576	—	—	59,576
Loss on disposal of assets	—	—	12,377	—	—	12,377

Total operating expenses	—	6,390	581,673	8,494	—	596,557

Income (loss) from operations	—	1,155	109,592	(8,494)	—	101,098
OTHER EXPENSE (INCOME):
Interest expense	—	46,106	(3,234)	17,978	(18,253)	42,597
Earnings from consolidated subsidiaries	(40,030)	(87,577)	—	—	127,607	—
Accretion of put option in majority-owned subsidiary	—	360	—	—	—	360
Interest and other income	(1,329)	(26,664)	(653)	(326)	18,253	(10,719)
Gain on extinguishment of debt	—	—	(244)	—	—	(244)

Total other (income) expense	(41,359)	(67,775)	(4,131)	17,652	127,607	31,994
Income (loss) before provision for income taxes	41,359	67,775	113,723	(26,146)	(127,607)	69,104

Provision for income taxes	—	(27,745)	—	—	—	(27,745)

Net income (loss)	$41,359	$40,030	$113,723	$(26,146)	$(127,607)	$41,359

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$94,446	$85,702	$260,603	$(42,729)	$(303,576)	$94,446
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	78,907	1,597	—	80,504
Provision for uncollectible accounts receivable	—	23	—	—	—	23
Deferred rent expense	—	—	3,554	711	—	4,265
Cost of abandoned cell sites	—	—	1,112	2,720	—	3,832
Non-cash interest expense	—	2,048	—	19,573	(19,573)	2,048
Loss on disposal of assets	—	—	2,656	1	—	2,657
Gain on sale of investments	(1,473)	(768)	—	—	—	(2,241)
Accretion of asset retirement obligation	—	—	469	103	—	572
Accretion of put option in majority-owned subsidiary	—	492	—	—	—	492
Deferred income taxes	—	62,158	—	—	—	62,158
Stock-based compensation expense	—	—	11,864	—	—	11,864
Changes in assets and liabilities	(101,512)	(161,976)	(118,748)	(8,282)	397,207	6,689

Net cash (used in) provided by operating activities	(8,539)	(12,321)	240,417	(26,306)	74,058	267,309
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(37,247)	(241,518)	(59,724)	(8,625)	(347,114)
Change in prepaid purchases of property and equipment	—	(4,780)	1,391	—	—	(3,389)
Proceeds from sale of property and equipment	—	—	188	—	—	188
Purchase of investments	(1,403,253)	(968,504)	—	—	—	(2,371,757)
Proceeds from sale of investments	630,856	595,967	—	—	—	1,226,823
Change in restricted cash and investments	—	556	—	—	—	556
Microwave relocation costs	—	—	(400)	—	—	(400)

Net cash used in investing activities	(772,397)	(414,008)	(240,339)	(59,724)	(8,625)	(1,495,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	57,568	—	1,508	—	59,076
Proceeds from long-term note to parent	—	—	—	70,000	(70,000)	—
Proceeds from 9 1/4% Senior Notes	—	423,500	—	—	—	423,500
Proceeds initial public offering	862,500	—	—	—	—	862,500
Debt issuance costs	—	(3,008)	—	—	—	(3,008)
Cost of raising capital	(44,266)	—	—	—	—	(44,266)
Payments on capital lease obligations	—	—	—	(432)	432	—
Repayment of debt	—	(8,000)	—	(4,135)	4,135	(8,000)
Proceeds from exercise of stock options	4,320	—	—	—	—	4,320

Net cash provided by (used in) financing activities	822,554	470,060	—	66,941	(65,433)	1,294,122

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,618	43,731	78	(19,089)	—	66,338
CASH AND CASH EQUIVALENTS, beginning of period	15,714	99,301	257	46,226	—	161,498

CASH AND CASH EQUIVALENTS, end of period	$57,332	$143,032	$335	$27,137	$—	$227,836

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$41,359	$40,030	$113,723	$(26,146)	$(127,607)	$41,359
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	59,576	—	—	59,576
Provision for uncollectible accounts receivable	—	111	—	—	—	111
Deferred rent expense	—	—	3,321	55	—	3,376
Cost of abandoned cell sites	—	—	290	348	—	638
Non-cash interest expense	—	297	479	17,978	(17,978)	776
Loss on disposal of assets	—	—	12,377	—	—	12,377
Gain on extinguishment of debt	—	—	(244)	—	—	(244)
Gain on sale of investments	(465)	(803)	—	—	—	(1,268)
Accretion of asset retirement obligation	—	—	298	—	—	298
Accretion of put option in majority-owned subsidiary	—	360	—	—	—	360
Deferred income taxes	—	26,496	—	—	—	26,496
Stock-based compensation expense	—	—	3,969	—	—	3,969
Changes in assets and liabilities	(35,140)	(203,650)	100,064	723	189,247	51,244

Net cash provided by (used in) operating activities	5,754	(137,159)	293,853	(7,042)	43,662	199,068
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(77)	(291,120)	(15,824)	(275)	(307,296)
Change in prepaid purchases of property and equipment	—	—	(708)	—	—	(708)
Proceeds from sale of property and equipment	—	—	25	—	—	25
Purchase of investments	(223,091)	(314,715)	—	—	—	(537,806)
Proceeds from sale of investments	218,179	427,655	—	—	—	645,834
Change in restricted cash and investments	(824)	(2,350)	—	—	—	(3,174)

Net cash (used in) provided by investing activities	(5,736)	110,513	(291,803)	(15,824)	(275)	(203,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	27,717	—	—	—	27,717
Proceeds from long-term note to parent	—	—	—	30,054	(30,054)	—
Proceeds from capital contributions	—	—	—	13,333	(13,333)	—
Debt issuance costs	—	(104)	—	—	—	(104)
Repayment of debt	—	—	(2,011)	—	—	(2,011)
Proceeds from minority interest in majority-owned subsidiary	—	2,000	—	—	—	2,000
Proceeds from exercise of stock options	337	—	—	—	—	337

Net cash provided by (used in) financing activities	337	29,613	(2,011)	43,387	(43,387)	27,939

INCREASE IN CASH AND CASH EQUIVALENTS	355	2,967	39	20,521	—	23,882
CASH AND CASH EQUIVALENTS, beginning of period	10,624	95,772	219	6,094	—	112,709

CASH AND CASH EQUIVALENTS, end of period	$10,979	$98,739	$258	$26,615	$—	$136,591

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
   Michigan Business Tax
     On July 12, 2007, the Michigan Governor signed into law a new Michigan Business Tax (“MBT Act”) which restructures the state business tax by replacing the Michigan Single Business Tax with a new two-part tax on business income and modified gross receipts, collectively referred to as the “BIT/GRT tax.” Because the main provision of the BIT/GRT tax imposes a two-part tax on business income and modified gross receipts, the Company believes the BIT/GRT tax should be accounted for under the provisions of SFAS No. 109 regarding the recognition of deferred taxes. In accordance with SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of the MBT Act is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes July 12, 2007. The Company has not yet completed its evaluation of the effect of the MBT Act.

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
     We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:
•	the highly competitive nature of our industry;

•	the rapid technological changes in our industry;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to sustain the growth rates we have experienced to date;

•	our ability to access the funds necessary to build and operate our Expansion Markets;

•	our ability to construct and launch our Expansion Markets within our projected timeframes;

•	the costs associated with being a public company and our ability to comply with the internal financial and disclosure controls and reporting obligations of public companies;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to clear the Expansion Market spectrum of incumbent licensees;

•	our ability to adequately enforce or protect our intellectual property rights;

•	governmental regulation of our services and the costs of compliance and any failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management; and

•	other factors described under “Risk Factors” disclosed in “Item 1A. Risk Factors.”
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
     We are a wireless telecommunications carrier that currently offers wireless broadband personal communication services, or PCS, primarily in the greater Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento and Tampa/Sarasota/Orlando metropolitan areas. We launched service in the greater Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa/Sarasota in October 2005; in Dallas/Ft. Worth in March 2006; in Detroit in April 2006; and Orlando in November 2006. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries (collectively, “Royal Street”), a company in which we own 85% of the limited liability company member interests and with which we have a wholesale arrangement allowing us to sell MetroPCS-branded services to the public, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. Royal Street is in the process of constructing its network infrastructure in its licensed metropolitan areas. We commenced commercial services in Orlando and certain portions of northern Florida in November 2006 and we expect to begin offering services in Los Angeles before the end of the third quarter of 2007 through our arrangements with Royal Street.
     As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses. In November 2006, we were granted advanced wireless services, or AWS, licenses covering a total unique population of approximately 117 million for an aggregate purchase price of approximately $1.4 billion. Approximately 69 million of the total licensed population associated with our Auction 66 licenses represents expansion opportunities in geographic areas outside of our Core and Expansion Markets, which we refer to as our Auction 66 Markets. These new expansion opportunities in our Auction 66 Markets cover six of the 25 largest metropolitan areas in the United States. The balance of our Auction 66 Markets, which cover a population of approximately 48 million, supplements or expands the geographic boundaries of our existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 or early 2009. Our initial launch dates will vary in our Auction 66 Markets and our launch dates in the larger metropolitan areas may be accomplished in phases. Total estimated expenditures, including capital expenditures, to become free cash flow positive, defined as Adjusted EBITDA less capital expenditures, is $875 million to $1.0 billion based on an estimated covered population of approximately 30 to 32 million. We are currently finalizing our network designs in our Auction 66 Markets, which will entail a more extensive use of distributed antenna systems, or DAS, systems and potentially greater cell site density than we have deployed in the past. This, along with other factors, could result in an increase in the total capital expenditures per covered population to initially launch operations, however, we would not expect the estimate of total cash expenditures to reach free cash flow positive to be materially impacted. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, through flat rate monthly plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited nationwide long distance service, voicemail, caller ID, call waiting, text messaging, mobile Internet browsing, push e-mail and picture and multimedia messaging. We offer flat rate monthly plans at $30, $35, $40, $45 and $50. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is discontinued at the end of the month that was paid for by the customer. For additional fees, we also provide international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming and other value-added services. As of June 30, 2007, over 85% of our customers have selected either our $40, $45 or $50 rate plans. Our flat rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us in the Royal Street markets. Our arrangements with Royal Street are based on a wholesale model under which we purchase up to 85% of the network capacity of Royal Street’s systems from Royal Street to allow us to offer our standard products and services in the Royal Street markets to MetroPCS customers under the MetroPCS brand name.
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
Customer Recognition and Disconnect Policies
     When a new customer subscribes to our service, the first month of service and activation fee is included with the handset purchase. Under GAAP, we are required to allocate the purchase price to the handset and to the wireless service revenue. Generally, the amount allocated to the handset will be less than our cost, and this difference is included in Cost Per Gross Addition, or CPGA. We recognize new customers as gross customer additions upon activation of service. Prior to January 23, 2006, we offered our customers the MetroPromise, which allowed a customer to return a newly purchased handset for a full refund prior to the earlier of 7 days or 60 minutes of use. Beginning on January 23, 2006, we expanded the terms of the MetroPromise to allow a customer to return a newly purchased handset for a full refund prior to the earlier of 30 days or 60 minutes of use. Customers who return their phones under the MetroPromise are reflected as a reduction to gross customer additions. Customers’ monthly service payments are due in advance every month. Our customers must pay their monthly service amount by the payment date or their service will be suspended, or hotlined, and the customer will not be able to make or receive calls on our network. However, a hotlined customer is still able to make E-911 calls in the event of an emergency. There is no service grace period. Any call attempted by a hotlined customer is routed directly to our interactive voice response system and customer service center in order to arrange payment. If the customer pays the amount due within 30 days of the original payment date then the customer’s service is restored. If a hotlined customer does not pay the amount due within 30 days of the payment date the account is disconnected and counted as churn. Once an account is disconnected we charge a $15 reconnect fee upon reactivation to reestablish service and the revenue associated with this fee is deferred and recognized over the estimated life of the customer.
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
     Selling, General and Administrative Expenses. Our selling expense includes advertising and promotional costs associated with marketing and selling to new customers and fixed charges such as retail store rent and retail associates’ salaries. General and administrative expense includes support functions including, technical operations, finance, accounting, human resources, information technology and legal services. We record stock-based compensation expense in cost of service and in selling, general and administrative expenses for expense associated with employee stock options, which is measured at the date of grant, based on the estimated fair value of the award.

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
   Income Taxes. As a result of our operating losses and accelerated depreciation available under federal tax laws, we have paid no significant federal or state income taxes through June 30, 2007.
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
     As of June 30, 2007, we had twelve operating segments based on geographic region within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Miami, San Francisco, Sacramento, Tampa/Sarasota/Orlando, Los Angeles, New York, Philadelphia, Boston and Las Vegas. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, push e-mail and other value-added services.
     We aggregate our operating segments into two reportable segments: Core Markets and Expansion Markets.
•	Core Markets, which include Atlanta, Miami, San Francisco, and Sacramento, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•	Expansion Markets, which include Dallas/Ft. Worth, Detroit, Tampa/Sarasota/Orlando, Los Angeles, New York, Philadelphia, Boston and Las Vegas, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.

General corporate overhead, which includes expenses such as corporate employee labor costs, rent and utilities, legal, accounting and auditing expenses, is allocated equally across all operating segments. Corporate marketing and advertising expenses are allocated equally to the operating segments, beginning in the period during which we launch service in that operating segment. Expenses associated with our national data center and national operations center are allocated based on the average number of customers in each operating segment. There are no transactions between reportable segments.
     Interest expense, interest income, gain/loss on extinguishment of debt and income taxes are not allocated to the segments in the computation of segment operating results for internal evaluation purposes.

Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Three Months
	Ended June 30,
Reportable Operating Segment Data	2007	2006	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$356,547	$281,143	27%
Expansion Markets	122,794	26,700	360%

Total	$479,341	$307,843	56%

Equipment revenues:
Core Markets	$52,102	$48,559	7%
Expansion Markets	19,733	11,792	67%

Total	$71,835	$60,351	19%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$110,606	$82,205	35%
Expansion Markets	51,621	25,292	104%

Total	$162,227	$107,497	51%

Cost of equipment:
Core Markets	$89,689	$82,716	8%
Expansion Markets	43,750	29,289	49%

Total	$133,439	$112,005	19%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$44,388	$38,004	17%
Expansion Markets	38,329	22,260	72%

Total	$82,717	$60,264	37%

Adjusted EBITDA (Deficit)(2):
Core Markets	$167,869	$127,182	32%
Expansion Markets	12,577	(36,596)	134%
Depreciation and amortization:
Core Markets	$28,212	$26,664	6%
Expansion Markets	11,533	4,944	133%
Other	1,379	708	95%

Total	$41,124	$32,316	27%

Stock-based compensation expense:
Core Markets	$3,904	$405	864%
Expansion Markets	3,749	1,753	114%

Total	$7,653	$2,158	255%

Income (loss) from operations:
Core Markets	$136,401	$98,817	38%
Expansion Markets	(2,907)	(44,010)	93%
Other	(1,432)	(708)	(102)%

Total	$132,062	$54,099	144%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended June 30, 2007, cost of service includes $0.5 million and selling, general and administrative expenses includes $7.2 million of stock-based compensation expense. For the three months ended June 30, 2006, cost of service includes $0.5 million and selling, general and administrative expenses includes $1.7 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.
     Service Revenues. Service revenues increased $171.5 million, or 56%, to $479.3 million for the three months ended June 30, 2007 from $307.8 million for the three months ended June 30, 2006. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:

•	Core Markets. Core Markets service revenues increased $75.4 million, or 27%, to $356.5 million for the three months ended June 30, 2007 from $281.1 million for the three months ended June 30, 2006. The increase in service revenues is primarily attributable to net additions of approximately 423,000 customers for the twelve months ended June 30, 2007, which accounted for $56.1 million of the Core Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $19.3 million of the Core Markets increase.

•	Expansion Markets. Expansion Markets service revenues increased $96.1 million, or 360%, to $122.8 million for the three months ended June 30, 2007 from $26.7 million for the three months ended June 30, 2006. The increase in service revenues is primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to net additions of approximately 708,000 customers for the twelve months ended June 30, 2007, which accounted for $63.1 million of the Expansion Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $33.0 million of the Expansion Markets increase.

The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 rate plan and the launch of our $50 rate plan. We expect this migration to continue as our higher priced rate plans become more attractive to our existing customer base.
     Equipment Revenues. Equipment revenues increased $11.4 million, or 19%, to $71.8 million for the three months ended June 30, 2007 from $60.4 million for the three months ended June 30, 2006. The increase is due to increases in Core Markets and Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues increased $3.5 million, or 7%, to $52.1 million for the three months ended June 30, 2007 from $48.6 million for the three months ended June 30, 2006. The increase in equipment revenues is primarily attributable to the increase in gross customer additions of approximately 49,000 customers for the three months ended June 30, 2007 as compared to the same period in 2006.

•	Expansion Markets. Expansion Markets equipment revenues increased $7.9 million, or 67%, to $19.7 million for the three months ended June 30, 2007 from $11.8 million for the three months ended June 30, 2006. The increase in equipment revenues is primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to an increase in gross additions of approximately 52,000 customers for the three months ended June 30, 2007 as compared to the same period in 2006, which accounted for $3.0 million of the Expansion Markets increase, coupled with the sale of higher priced handset models accounting for $4.9 million of the Expansion Markets increase.

We have increased handset model availability as a result of our emphasis on enhancing our product offerings and appealing to our customer base in connection with our wireless services.
     Cost of Service. Cost of service increased $54.7 million, or 51%, to $162.2 million for the three months ended June 30, 2007 from $107.5 million for the three months ended June 30, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $28.4 million, or 35%, to $110.6 million for the three months ended June 30, 2007 from $82.2 million for the three months ended June 30, 2006. The increase was primarily attributable to a $14.1 million increase in FUSF fees, a $5.6 million increase in customer service expense, a $2.6 million increase in cell site and switch facility lease expense, a $1.9 million increase in long distance costs and a $1.2 million increase in data services expense, all of which are as a result of the 20% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended June 30, 2007.

•	Expansion Markets. Expansion Markets cost of service increased $26.3 million, or 104%, to $51.6 million for the three months ended June 30, 2007 from $25.3 million for the three months ended June 30, 2006. The increase was primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to net additions of approximately 708,000 customers during the twelve months ended June 30, 2007. The increase in cost of service is primarily attributable to a $5.9 million increase in cell site and switch facility lease expense, a $5.2 million increase in customer service expense, a $4.6 million increase in intercarrier compensation, a $4.1 million increase in long distance costs, a $2.6 million increase in employee costs and a $1.8 million increase in billing expenses.
     Cost of Equipment. Cost of equipment increased $21.4 million, or 19%, to $133.4 million for the three months ended June 30, 2007 from $112.0 million for the three months ended June 30, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $7.0 million, or 8%, to $89.7 million for the three months ended June 30, 2007 from $82.7 million for the three months ended June 30, 2006. The increase in equipment costs is primarily attributable to the increase in gross customer additions during the three months ended June 30, 2007 of approximately 49,000 customers.

•	Expansion Markets. Expansion Markets cost of equipment increased $14.4 million, or 49%, to $43.7 million for the three months ended June 30, 2007 from $29.3 million for the three months ended June 30, 2006. These costs were primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to an increase in gross additions of approximately 52,000 customers for the three months ended June 30, 2007 as compared to the same period in 2006 which accounted for $7.4 million of the Expansion Markets increase, coupled with the sale of new handsets to existing customers accounting for $7.0 million of the Expansion Markets increase.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $22.4 million, or 37%, to $82.7 million for the three months ended June 30, 2007 from $60.3 million for the three months ended June 30, 2006. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $6.4 million, or 17%, to $44.4 million for the three months ended June 30, 2007 from $38.0 million for the three months ended June 30, 2006. Selling expenses increased by $2.6 million, or approximately 15% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. General and administrative expenses increased $3.8 million, or approximately 18% for the three months ended June 30, 2007 compared to the same period in 2006. The increase in selling expenses is primarily due to a $1.6 million increase in marketing and advertising expenses incurred to support the growth in the Core Markets, coupled with an increase in general and administrative expenses, which were higher during the three months ended June 30, 2007 primarily due to a $0.9 million increase in insurance cost as well as an increase in various administrative expenses.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $16.0 million, or 72%, to $38.3 million for the three months ended June 30, 2007 from $22.3 million for the three months ended June 30, 2006. Selling expenses increased by $4.3 million, or approximately 46% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase is primarily related to higher labor costs of $2.3 million as well as a $1.1 million increase in marketing and advertising expenses associated with the growth in the Expansion Markets. General and administrative expenses increased by $11.7 million, or approximately 92% for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to a $1.3 million increase in labor expenses, a $1.3 million increase in property taxes, a $0.8 million increase in bank fees as well as an increase in various administrative expenses incurred in relation to the growth in the Expansion Markets, including build-out expenses related to the Los Angeles, New York, Philadelphia, Boston and Las Vegas metropolitan areas.

     Depreciation and Amortization. Depreciation and amortization expense increased $8.8 million, or 27%, to $41.1 million for the three months ended June 30, 2007 from $32.3 million for the three months ended June 30, 2006. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $1.5 million, or 6%, to $28.2 million for the three months ended June 30, 2007 from $26.7 million for the three months ended June 30, 2006. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended June 30, 2007.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $6.6 million, or 133%, to $11.5 million for the three months ended June 30, 2007 from $4.9 million for the three months ended June 30, 2006. The increase is attributable to network infrastructure assets placed into service as a result of the launch of the Dallas/Ft. Worth metropolitan area, the Detroit metropolitan area and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $5.5 million, or 255%, to $7.7 million for the three months ended June 30, 2007 from $2.2 million for the three months ended June 30, 2006. The increase is primarily due to increases in Core Markets and Expansion Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense increased $3.5 million, or 864%, to $3.9 million for the three months ended June 30, 2007 from $0.4 million for the three months ended June 30, 2006. The increase is primarily related to an increase in stock options granted throughout the twelve months ended June 30, 2007.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $2.0 million, or 114%, to $3.8 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006. The increase is primarily related to an increase in stock options granted throughout the twelve months ended June 30, 2007.

	Three Months
	Ended June 30,
Consolidated Data	2007	2006	Change
	(in thousands)
Interest expense	49,168	21,713	127%
Provision for income taxes	39,040	15,368	154%
Net income	58,094	22,989	153%
     Interest Expense. Interest expense increased $27.5 million, or 127%, to $49.2 million for the three months ended June 30, 2007 from $21.7 million for the three months ended June 30, 2006. The increase in interest expense was primarily due to an increased average principal balance outstanding as a result of borrowings of $1.6 billion under our senior secured credit facility and the issuance of $1.0 billion of 9 1/4% senior notes during the fourth quarter of 2006. The Company also borrowed an additional $400 million under the 9 1/4% senior notes, or additional notes, during the second quarter of 2007 resulting in an average debt outstanding for the three months ended June 30, 2007 of $2.7 billion. The average debt outstanding under our previous debt facilities for the three months ending June 30, 2006 was $903.2 million. The weighted average interest rate decreased to 8.11% for the three months ended June 30, 2007 compared to 10.64% for the three months ended June 30, 2006 as a result of the borrowing rates under the senior secured credit facility, issuance of 9 1/4% senior notes and the impact of the interest rate hedge. The increase in interest expense was partially offset by the capitalization of $7.2 million of interest during the three months ended June 30, 2007, compared to $2.1 million of interest capitalized during the same period in 2006. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of the markets associated with the AWS licenses we were granted in November 2006 as a result of Auction 66.

     Provision for Income Taxes. Income tax expense for the three months ended June 30, 2007 increased to $39.0 million, which is approximately 40% of our income before provision for income taxes. For the three months ended June 30, 2006 the provision for income taxes was $15.4 million, or approximately 40% of income before provision for income taxes.
     Net Income. Net income increased $35.1 million, or 153%, to $58.1 million for the three months ended June 30, 2007 compared to $23.0 million for the three months ended June 30, 2006. The increase is primarily attributable to an increase in operating income in the Dallas/Ft. Worth, Detroit and the Tampa/Sarasota/Orlando metropolitan areas. The increase in operating income was achieved through cost benefits due to the increasing scale of our business in these markets. In addition, growth in average customers of approximately 52% during the twelve months ended June 30, 2007 contributed to an increase in net income during the second quarter of 2007. However, these benefits have been partially offset by an increase in interest expense due to an increased average principal balance outstanding as a result of borrowings of $1.6 billion under our senior secured credit facility, issuance of $1.0 billion of 9 1/4% senior notes during the fourth quarter of 2006 and issuance of the additional notes during the second quarter of 2007.

Results of Operations
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Six Months
	Ended June 30,
Reportable Operating Segment Data	2007	2006	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$693,481	$545,741	27%
Expansion Markets	225,376	37,519	501%

Total	$918,857	$583,260	58%

Equipment revenues:
Core Markets	$120,370	$98,606	22%
Expansion Markets	48,635	15,789	208%

Total	$169,005	$114,395	48%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$211,046	$161,137	31%
Expansion Markets	96,516	38,850	148%

Total	$307,562	$199,987	54%

Cost of equipment:
Core Markets	$202,929	$173,644	17%
Expansion Markets	103,818	39,272	164%

Total	$306,747	$212,916	44%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$87,684	$75,480	16%
Expansion Markets	67,970	36,221	88%

Total	$155,654	$111,701	39%

Adjusted EBITDA (Deficit)(2):
Core Markets	$318,191	$236,302	35%
Expansion Markets	11,572	(59,282)	120%
Depreciation and amortization:
Core Markets	$56,317	$51,671	9%
Expansion Markets	21,597	6,491	233%
Other	2,590	1,414	83%

Total	$80,504	$59,576	35%

Stock-based compensation expense:
Core Markets	$5,999	$2,216	171%
Expansion Markets	5,865	1,753	235%

Total	$11,864	$3,969	199%

Income (loss) from operations:
Core Markets	$253,626	$170,390	49%
Expansion Markets	(16,084)	(67,878)	76%
Other	(2,804)	(1,414)	(98)%

Total	$234,738	$101,098	132%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the six months ended June 30, 2007, cost of service includes $0.7 million and selling, general and administrative expenses includes $11.2 million of stock-based compensation expense. For the six months ended June 30, 2006, cost of service includes $0.5 million and selling, general and administrative expenses includes $3.5 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.
     Service Revenues. Service revenues increased $335.6 million, or 58%, to $918.9 million for the six months ended June 30, 2007 from $583.3 million for the six months ended June 30, 2006. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:

•	Core Markets. Core Markets service revenues increased $147.7 million, or 27%, to $693.5 million for the six months ended June 30, 2007 from $545.8 million for the six months ended June 30, 2006. The increase in service revenues is primarily attributable to net additions of approximately 423,000 customers for the twelve months ended June 30, 2007, which accounted for $108.9 million of the Core Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $38.8 million of the Core Markets increase.
•	Expansion Markets. Expansion Markets service revenues increased $187.9 million, or 501%, to $225.4 million for the six months ended June 30, 2007 from $37.5 million for the six months ended June 30, 2006. The increase in service revenues is primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to net additions of approximately 708,000 customers for the twelve months ended June 30, 2007, which accounted for $88.6 million of the Expansion Markets increase, coupled with new customer additions at higher priced rate plans accounting for $99.3 million of the Expansion Markets increase.

The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 rate plan and the launch of our $50 rate plan. We expect this migration to continue as our higher priced rate plans become more attractive to our existing customer base.
     Equipment Revenues. Equipment revenues increased $54.6 million, or 48%, to $169.0 million for the six months ended June 30, 2007 from $114.4 million for the six months ended June 30, 2006. The increase is due to increases in Core Markets and Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues increased $21.8 million, or 22%, to $120.4 million for the six months ended June 30, 2007 from $98.6 million for the six months ended June 30, 2006. The increase in equipment revenues is primarily attributable to the sale of higher priced handset models accounting for $11.9 million of the increase, coupled with the increase in gross customer additions of approximately 80,000 customers for the six months ended June 30, 2007 as compared to the same period in 2006, which accounted for $9.9 million of the increase.
•	Expansion Markets. Expansion Markets equipment revenues increased $32.8 million, or 208%, to $48.6 million for the six months ended June 30, 2007 from $15.8 million for the six months ended June 30, 2006. The increase in equipment revenues is primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to an increase in gross additions of approximately 339,000 customers for the six months ended June 30, 2007 as compared to the same period in 2006, which accounted for $19.4 million of the Expansion Markets increase, coupled with the sale of higher priced handset models accounting for $13.4 million of the Expansion Markets increase.

We have increased handset model availability as a result of our emphasis on enhancing our product offerings and appealing to our customer base in connection with our wireless services.
     Cost of Service. Cost of service increased $107.6 million, or 54%, to $307.6 million for the six months ended June 30, 2007 from $200.0 million for the six months ended June 30, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $49.9 million, or 31%, to $211.0 million for the six months ended June 30, 2007 from $161.1 million for the six months ended June 30, 2006. The increase was primarily attributable to a $23.9 million increase in FUSF fees, a $7.9 million increase in customer service expense, a $5.1 million increase in cell site and switch facility lease expense, a $3.8 million increase in long distance costs and a $2.2 million increase in data services expense, all of which are as a result of the 21% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended June 30, 2007.

•	Expansion Markets. Expansion Markets cost of service increased $57.7 million, or 148%, to $96.6 million for the six months ended June 30, 2007 from $38.9 million for the six months ended June 30, 2006. The increase was primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to net additions of approximately 708,000 customers during the twelve months ended June 30, 2007. The increase in cost of service is primarily attributable to a $12.1 million increase in cell site and switch facility lease expense, a $9.9 million increase in customer service expense, a $9.3 million increase in intercarrier compensation, a $8.1 million increase in long distance costs, a $5.6 million increase in employee costs and a $3.6 million increase in billing expenses.
     Cost of Equipment. Cost of equipment increased $93.8 million, or 44%, to $306.7 million for the six months ended June 30, 2007 from $212.9 million for the six months ended June 30, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $29.3 million, or 17%, to $202.9 million for the six months ended June 30, 2007 from $173.6 million for the six months ended June 30, 2006. The increase in equipment costs is primarily attributable to the sale of higher cost handset models accounting for $11.9 million of the increase. The increase in gross customer additions during the six months ended June 30, 2007 of approximately 80,000 customers as well as the sale of new handsets to existing customers accounted for $17.4 million of the Core Markets increase.

•	Expansion Markets. Expansion Markets cost of equipment increased $64.5 million, or 164%, to $103.8 million for the six months ended June 30, 2007 from $39.3 million for the six months ended June 30, 2006. These costs were primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. These new markets contributed to an increase in gross additions of approximately 339,000 customers for the six months ended June 30, 2007 as compared to the same period in 2006 which accounted for $48.3 million of the Expansion Markets increase, coupled with the sale of new handsets to existing customers accounting for $16.2 million of the Expansion Markets increase.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $44.0 million, or 39%, to $155.7 million for the six months ended June 30, 2007 from $111.7 million for the six months ended June 30, 2006. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $12.2 million, or 16%, to $87.7 million for the six months ended June 30, 2007 from $75.5 million for the six months ended June 30, 2006. Selling expenses increased by $4.4 million, or approximately 14% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase is primarily related to a $2.0 million increase in labor costs as well as a $1.1 million increase in marketing and advertising expenses incurred to support the growth in the Core Markets. General and administrative expenses increased $7.8 million, or approximately 18% for the six months ended June 30, 2007 compared to the same period in 2006 which is primarily attributable to a $1.6 million increase in insurance cost as well as an increase in various administrative expenses.
•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $31.8 million, or 88%, to $68.0 million for the six months ended June 30, 2007 from $36.2 million for the six months ended June 30, 2006. Selling expenses increased by $12.3 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase is primarily related to a $6.0 million increase in labor costs as well as a $4.4 million increase in marketing and advertising expenses incurred to support the growth in the Expansion Markets. General and administrative expenses increased by $19.5 million for the six months ended June 30, 2007 compared to the same period in 2006 which was primarily due to a $2.4 million increase in labor costs, a $1.8 million increase in property taxes, a $1.7 million increase in bank fees as well as an increase in various administrative expenses incurred in relation to the growth in the Expansion Markets, including build-out expenses related to the Los Angeles, New York, Philadelphia, Boston and Las Vegas metropolitan areas.
     Depreciation and Amortization. Depreciation and amortization expense increased $20.9 million, or 35%, to $80.5 million for the six months ended June 30, 2007 from $59.6 million for the six months ended June 30, 2006. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $4.6 million, or 9%, to $56.3 million for the six months ended June 30, 2007 from $51.7 million for the six months ended June 30, 2006. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended June 30, 2007.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $15.1 million, or 233%, to $21.6 million for the six months ended June 30, 2007 from $6.5 million for the six months ended June 30, 2006. The increase is attributable to network infrastructure assets placed into service as a result of the launch of the Dallas/Ft. Worth metropolitan area, the Detroit metropolitan area and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $7.9 million, or 199%, to $11.9 million for the six months ended June 30, 2007 from $4.0 million for the six months ended June 30, 2006. The increase is primarily due to increases in Core Markets and Expansion Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense increased $3.8 million, or 171%, to $6.0 million for the six months ended June 30, 2007 from $2.2 million for the six months ended June 30, 2006. The increase is primarily related to an increase in stock options granted throughout the twelve months ended June 30, 2007.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $4.1 million, or 235%, to $5.9 million for the six months ended June 30, 2007 from $1.8 million for the six months ended June 30, 2006. The increase is primarily related to an increase in stock options granted throughout the twelve months ended June 30, 2007.

	Six Months
	Ended June 30,
Consolidated Data	2007	2006	Change
	(in thousands)
Interest expense	98,144	42,597	130%
Provision for income taxes	63,307	27,745	128%
Net income	94,446	41,359	128%
     Interest Expense. Interest expense increased $55.5 million, or 130%, to $98.1 million for the six months ended June 30, 2007 from $42.6 million for the six months ended June 30, 2006. The increase in interest expense was primarily due to an increased average principal balance outstanding as a result of borrowings of $1.6 billion under our senior secured credit facility and the issuance of $1.0 billion of 9 1/4% senior notes during the fourth quarter of 2006. The Company also issued the additional notes during the second quarter of 2007 resulting in an average debt outstanding for the six months ended June 30, 2007 of $2.7 billion. The average debt outstanding under our previous debt facilities for the six months ending June 30, 2006 was $903.7 million. The weighted average interest rate decreased to 8.18% for the six months ended June 30, 2007 compared to 10.52% for the six months ended June 30, 2006 as a result of the borrowing rates under the senior secured credit facility, 9 1/4% senior notes and the impact of the interest rate hedge. The increase in interest expense was partially offset by the capitalization of $12.9 million of interest during the six months ended June 30, 2007, compared to $2.7 million of interest capitalized during the same period in 2006. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of the markets associated with the AWS licenses we were granted in November 2006 as a result of Auction 66.
     Provision for Income Taxes. Income tax expense for the six months ended June 30, 2007 increased to $63.3 million, which is approximately 40% of our income before provision for income taxes. For the six months ended June 30, 2006 the provision for income taxes was $27.7 million, or approximately 40% of income before provision for income taxes.
     Net Income. Net income increased $53.1 million, or 128%, to $94.5 million for the six months ended June 30, 2007 compared to $41.4 million for the six months ended June 30, 2006. The increase is primarily attributable to an increase in operating income in the Dallas/Ft. Worth, Detroit and the Tampa/Sarasota/Orlando metropolitan areas. The increase in operating income was achieved through cost benefits due to the increasing scale of our business in these markets. In addition, growth in average customers of approximately 53% during the twelve months ended June 30, 2007 contributed to an increase in net income during 2007. However, these benefits have been partially offset by an increase in interest expense due to an increased average principal balance outstanding as a result of borrowings of $1.6 billion under our senior secured credit facility, the issuance of $1.0 billion of 9 1/4% senior notes during the fourth quarter of 2006 and the issuance of the additional notes during the second quarter of 2007.
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
     The following table shows consolidated metric information for the three and six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Customers:
End of period	3,549,916	2,418,909	3,549,916	2,418,909
Net additions	154,713	248,850	608,930	494,288
Churn:
Average monthly rate	4.8%	4.5%	4.4%	4.5%
ARPU	$43.18	$42.86	$43.46	$42.98
CPGA	$124.79	$122.20	$115.87	$114.56
CPU	$18.01	$19.78	$18.28	$19.93
     Customers. Net customer additions were 154,713 for the three months ended June 30, 2007, compared to 248,850 for the three months ended June 30, 2006, a decrease of 38%. The decrease in net customer additions in 2007 when compared to 2006 is primarily attributable to the timing of the launch of the Dallas/Ft. Worth and Detroit metropolitan areas in 2006. We have historically experienced an increase in net additions following the launch of new markets. Net customer additions were 608,930 for the six months ended June 30, 2007, compared to 494,288 for the six months ended June 30, 2006, an increase of 23%. Total customers were 3,549,916 as of June 30, 2007, an increase of 47% over the customer total as of June 30, 2006 and 21% over the customer total as of December 31, 2006. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota metropolitan area to include the Orlando metropolitan area in November 2006.
     Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count that phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended June 30, 2007 was 4.8% compared to 4.5% for the three months ended June 30, 2006. Churn for the six months ended June 30, 2007 was 4.4% compared to 4.5% for the six months ended June 30, 2006. Average monthly churn rate for selected traditional wireless carriers ranges from 1.0% to 2.6% for post-pay customers and over 6.0% for pre-pay customers based on public filings or press releases.
     Average Revenue Per User. ARPU represents (a) service revenues less activation revenues, E-911, Federal Universal Service Fund, or FUSF, and vendor’s compensation charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $43.18 and $42.86 for the three months ended June 30, 2007 and 2006, respectively, an increase of $0.32, or 1%. ARPU was $43.46 and $42.98 for the six months ended June 30, 2007 and 2006, respectively, an increase of $0.48, or 1%. The increase in ARPU was primarily the result of attracting customers to higher priced rate plans. At June 30, 2007, over 85% of our customers were on the $40 or higher rate plan.
     Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs have increased to $124.79 for the three months ended June 30, 2007 from $122.20 for the three months ended June 30, 2006, which was primarily driven by the selling expenses associated with the customer growth in our Expansion Markets. CPGA costs have increased to $115.87 for the six months ended June 30, 2007 from $114.56 for the six months ended June 30, 2006, which was primarily driven by the selling expenses associated with the customer growth in our Expansion Markets.
     Cost Per User. CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the sum of the average monthly number of customers during such period. CPU for the three months ended June 30, 2007 and 2006 was $18.01 and $19.78, respectively. CPU for the six months ended June 30, 2007 and 2006 was $18.28 and $19.93, respectively. We continue to achieve cost benefits due to the increasing scale of our business, which contributed to the decrease in CPU for the three and six months ended June 30, 2007. However, these benefits have been partially offset by construction and operating expenses associated with our Expansion Markets, which contributed approximately $3.18 and $3.01 of additional CPU for the three and six months ended June 30, 2007, respectively.

Core Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Core Markets Customers:
End of period	2,542,290	2,119,168	2,542,290	2,119,168
Net additions	57,479	63,618	241,332	247,503
Core Markets Adjusted EBITDA	$167,869	$127,182	$318,191	$236,302
Core Markets Adjusted EBITDA as a Percent of Service Revenues	47.1%	45.2%	45.9%	43.3%
     We launched our service initially in 2002 in the greater Miami, Atlanta, Sacramento and San Francisco metropolitan areas. Our Core Markets have a licensed population of approximately 26 million, of which our networks currently cover approximately 23 million.
     Customers. Net customer additions in our Core Markets were 57,479 for the three months ended June 30, 2007, compared to 63,618 for the three months ended June 30, 2006. Net customer additions in our Core Markets were 241,332 for the six months ended June 30, 2007, compared to 247,503 for the six months ended June 30, 2006. Total customers were 2,542,290 as of June 30, 2007, an increase of 20% over the customer total as of June 30, 2006 and 10% over the customer total as of December 31, 2006. The increase in total customers is primarily attributable to the continued demand for our service offerings.
     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended June 30, 2007, Core Markets Adjusted EBITDA was $167.9 million compared to $127.2 million for the same period in 2006. For the six months ended June 30, 2007, Core Markets Adjusted EBITDA was $318.2 million compared to $236.3 million for the same period in 2006. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the three months ended June 30, 2007 and 2006 were 47.1% and 45.2%, respectively. Core Markets Adjusted EBITDA as a percent of service revenues for the six months ended June 30, 2007 and 2006 were 45.9% and 43.3%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.
Expansion Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Expansion Markets:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Expansion Markets Customers:
End of period	1,007,626	299,741	1,007,626	299,741
Net additions	97,234	185,232	367,598	246,785
Expansion Markets Adjusted EBITDA (Deficit)	$12,577	$(36,596)	$11,572	$(59,282)
Expansion Markets Adjusted EBITDA as a Percent of Service Revenues	10.2%	NM	5.1%	NM

     Customers. Net customer additions in our Expansion Markets were 97,234 for the three months ended June 30, 2007, compared to 185,232 for the three months ended June 30, 2006. The decrease in net customer additions in 2007 when compared to 2006 is primarily attributable to the timing of the launch of the Dallas/Ft. Worth and Detroit metropolitan areas in 2006. We have historically experienced an increase in net additions following the launch of new markets. Net customer additions in our Expansion Markets were 367,598 for the six months ended June 30, 2007, compared to 246,785 for the six months ended June 30, 2006. Total customers were 1,007,626 as of June 30, 2007, an increase of 236% over the customer total as of June 30, 2006 and a 57% over the customer total as of December 31, 2006. The increase in total customers is primarily attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006.
     Adjusted EBITDA (Deficit). Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended June 30, 2007, Expansion Markets Adjusted EBITDA was $12.6 million compared to an Adjusted EBITDA (deficit) of $36.6 million for the same period in 2006. For the six months ended June 30, 2007, Expansion Markets Adjusted EBITDA was $11.6 million compared to an Adjusted EBITDA (deficit) of $59.3 million for the same period in 2006. The increase in Adjusted EBITDA, when compared to the same periods in the previous year, was attributable to the growth in service revenues in the Dallas/Ft. Worth, Detroit and Tampa/Sarasota/Orlando metropolitan areas as well as the achievement of cost benefits due to the increasing scale of our business in these metropolitan areas.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Expansion Markets Adjusted EBITDA as a percent of service revenues for the three months ended June 30, 2007 was 10.2%. Expansion Markets Adjusted EBITDA as a percent of service revenues for the six months ended June 30, 2007 was 5.1%. Consistent with the increase in Expansion Markets Adjusted EBITDA, we continue to experience corresponding increases in Expansion Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in these metropolitan areas.
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
     ARPU, CPGA, CPU, are non-GAAP financial measures utilized by our management to judge our ability to meet our liquidity requirements and to evaluate our operating performance. We believe these measures are important in understanding the performance of our operations from period to period, and although every company in the wireless industry does not define each of these measures in precisely the same way, we believe that these measures (which are common in the wireless industry) facilitate key liquidity and operating performance comparisons with other companies in the wireless industry. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands, except average number
	of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$479,341	$307,843	$918,857	$583,260
Less:
Activation revenues	(2,683)	(1,979)	(5,142)	(3,903)
E-911, FUSF and vendor’s compensation charges	(25,721)	(10,752)	(45,992)	(19,710)

Net service revenues	$450,937	$295,112	$867,723	$559,647
Divided by: Average number of customers	3,480,780	2,295,249	3,328,032	2,170,180

ARPU	$43.18	$42.86	$43.46	$42.98

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands, except gross customer
	additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$33,365	$26,437	$63,471	$46,734
Less: Activation revenues	(2,683)	(1,979)	(5,142)	(3,903)
Less: Equipment revenues	(71,835)	(60,351)	(169,005)	(114,395)
Add: Equipment revenue not associated with new customers	33,892	26,904	75,902	51,768
Add: Cost of equipment	133,439	112,005	306,747	212,916
Less: Equipment costs not associated with new customers	(43,795)	(34,669)	(98,964)	(70,033)

Gross addition expenses	$82,383	$68,347	$173,009	$123,087
Divided by: Gross customer additions	660,149	559,309	1,493,132	1,074,462

CPGA	$124.79	$122.20	$115.87	$114.56

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands, except average number
	of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$162,227	$107,497	$307,562	$199,987
Add: General and administrative expense	49,352	33,827	92,183	64,967
Add: Net loss on equipment transactions unrelated to initial customer acquisition	9,903	7,765	23,062	18,265
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(7,653)	(2,158)	(11,864)	(3,969)
Less: E-911, FUSF and vendor’s compensation revenues	(25,721)	(10,752)	(45,992)	(19,710)

Total costs used in the calculation of CPU	$188,108	$136,179	$364,951	$259,540
Divided by: Average number of customers	3,480,780	2,295,249	3,328,032	2,170,180

CPU	$18.01	$19.78	$18.28	$19.93

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments and cash generated from operations. At June 30, 2007, we had a total of approximately $1.8 billion in cash, cash equivalents and short-term investments.
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
     As a result of the acquisition of the spectrum licenses from Auction 66 and the opportunities that these licenses provide for us to expand our operations into major metropolitan markets, we will require significant additional capital in the future to finance the construction and initial operating costs associated with such licenses, including clearing costs associated with non-governmental incumbent licenses which we currently estimate to be between approximately $40 million and $60 million. We generally do not intend to commence the construction of any individual license area until we have sufficient funds available to provide for the related construction and operating costs associated with such license area. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 or early 2009. Our initial launch dates will vary in our Auction 66 Markets and our launch dates in the larger metropolitan areas may be accomplished in phases. Total estimated expenditures, including capital expenditures, to become free cash flow positive, defined as Adjusted EBITDA less capital expenditures is $875 million to $1.0 billion based on an estimated covered population of approximately 30 to 32 million. We are currently finalizing our network designs in our Auction 66 Markets, which will entail a more extensive use of DAS systems and potentially greater cell site density than we have deployed in the past. This, along with other factors, could result in an increase in the total capital expenditures per covered population to initially launch operations, however, we would not expect the estimate of total cash expenditures to reach free cash flow positive to be materially impacted. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the first six months of 2007 were approximately $347.1 million and aggregate capital expenditures for 2006 were approximately $550.7 million. These expenditures were primarily associated with the construction of the network infrastructure in our Expansion Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites and switches.

We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new Expansion Markets have attractive demographics which will result in increased revenues.
     As of June 30, 2007, we owed an aggregate of approximately $3.0 billion under our senior secured credit facility, 9 1/4% senior notes and the additional notes. On February 20, 2007, MetroPCS Wireless, Inc. entered into an amendment to the senior secured credit facility. Under the amendment, the margin used to determine the senior secured credit facility interest rate was reduced to 2.25% from 2.50%. On June 6, 2007, MetroPCS Wireless, Inc. completed the sale of the additional notes at a price equal to 105.875% of the principal amount of such Additional Notes. MetroPCS Wireless, Inc. intends to use the approximately $421.0 million in net proceeds from the Additional Notes for general corporate purposes, which could include financing participation in and acquisition of additional spectrum in the FCC’s upcoming 700 MHz auction.
     Our senior secured credit facility calculates consolidated Adjusted EBITDA as: consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; non-cash expenses; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; and certain expenses of MetroPCS Communications, Inc. minus interest and other income and non-cash items increasing consolidated net income.
     We consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present this discussion of Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. If our Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended June 30, 2007, our senior secured leverage ratio was 2.54 to 1.0, which means for every $1.00 of Adjusted EBITDA we had $2.54 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for, operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.
     The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three and six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$58,094	$22,989	$94,446	$41,359
Adjustments:
Depreciation and amortization	41,124	32,316	80,504	59,576
(Gain) loss on disposal of assets	(393)	2,013	2,657	12,377
Stock-based compensation expense (1)	7,653	2,158	11,864	3,969
Interest expense	49,168	21,713	98,144	42,597
Accretion of put option in majority-owned subsidiary (1)	254	203	492	360
Interest and other income	(14,494)	(6,147)	(21,651)	(10,719)
Gain on extinguishment of debt	—	(27)	—	(244)
Provision for income taxes	39,040	15,368	63,307	27,745

Consolidated Adjusted EBITDA	$180,446	$90,586	$329,763	$177,020

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.

     In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three and six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$155,737	$133,440	$267,309	$199,068
Adjustments:
Interest expense	49,168	21,713	98,144	42,597
Non-cash interest expense	(953)	(397)	(2,048)	(776)
Interest and other income	(14,494)	(6,147)	(21,651)	(10,719)
Recovery of (provision for) uncollectible accounts receivable	105	(249)	(23)	(111)
Deferred rent expense	(2,226)	(1,961)	(4,265)	(3,376)
Cost of abandoned cell sites	(2,035)	(408)	(3,832)	(638)
Accretion of asset retirement obligation	(289)	(165)	(572)	(298)
Gain on sale of investments	1,281	969	2,241	1,268
Provision for income taxes	39,040	15,368	63,307	27,745
Deferred income taxes	(38,547)	(14,743)	(62,158)	(26,496)
Changes in working capital	(6,341)	(56,834)	(6,689)	(51,244)

Consolidated Adjusted EBITDA	$180,446	$90,586	$329,763	$177,020

Operating Activities
     Cash provided by operating activities was $267.3 million during the six months ended June 30, 2007 compared to $199.1 million during the six months ended June 30, 2006. The increase was primarily attributable to a 128% increase in net income during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
   Investing Activities
     Cash used in investing activities was $1.5 billion during the six months ended June 30, 2007 compared to $203.1 million during the six months ended June 30, 2006. The increase was due primarily to a $1.2 billion increase in net purchases of investments and a $39.8 million increase in purchases of property and equipment which was primarily related to the construction of the Expansion Markets.
   Financing Activities
     Cash provided by financing activities was $1.3 billion during the six months ended June 30, 2007 compared to $27.9 million during the six months ended June 30, 2006. This increase was due primarily to $818.2 million in net proceeds from the company’s initial public offering that was completed in April 2007 and $420.5 million in net proceeds from the Additional Notes that were issued in June 2007.
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
     During the six months ended June 30, 2007, we and Royal Street incurred $347.1 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Los Angeles Expansion Market that we expect to launch before the end of the third quarter of 2007.
     During the year ended December 31, 2006, we had incurred $550.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Dallas/Ft. Worth, Detroit and Orlando Expansion Markets that we launched in 2006, as well as the Los Angeles Expansion Market.
     Other Acquisitions and Dispositions. We had no other acquisitions or dispositions during the six months ended June 30, 2007 and 2006.
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
   Michigan Business Tax
     On July 12, 2007, the Michigan Governor signed into law a new Michigan Business Tax (“MBT Act”) which restructures the state business tax by replacing the Michigan Single Business Tax with a new two-part tax on business income and modified gross receipts, collectively referred to as the “BIT/GRT tax.” Because the main provision of the BIT/GRT tax imposes a two-part tax on business income and modified gross receipts, we believe the BIT/GRT tax should be accounted for under the provisions of SFAS No. 109 regarding the recognition of deferred taxes. In accordance with SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of the MBT Act is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes July 12, 2007. We have not yet completed our evaluation of the effect of the MBT Act.
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
     As of June 30, 2007, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of June 30, 2007 was 7.391%. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate swap agreement expires in 2010. If market LIBOR rates increase 100 basis points over the rates in effect at June 30, 2007, annual interest expense on the approximately $588.0 million in variable rate debt would increase approximately $5.9 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, or Exchange Act, reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(e), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2007, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     During the second quarter of 2007, the Company migrated selected markets from its legacy billing platform to a next generation billing platform. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     We have also tendered Leap’s claims to the manufacturer of our network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Alcatel Lucent has declined to indemnify and defend us. We have filed a petition in state district court in Harrison County, Texas for a declaratory ruling that Alcatel Lucent is obligated to cooperate, indemnify, defend and hold us harmless from the Leap patent infringement action for specific performance, for injunctive relief and for breach of contract. In our counterclaims, we claim that we do not infringe any valid or enforceable claim of the ‘497 Patent. Certain of the Leap defendants, including its CEO, answered our counterclaims on October 13, 2006. In its answer, Leap and its CEO denied our allegations and asserted affirmative defenses to our counterclaims. In connection with denying a motion to dismiss by certain individual defendants, the court concluded that our claims against those defendants were compulsory counterclaims. On April 3, 2007, the Court held a Scheduling Conference at which the Court set the date for the claim construction hearing for December 2007 and the trial date for August 2008. We plan to vigorously defend against Leap’s claims relating to the ‘497 Patent.
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
     On August 15, 2006, we filed a separate action in the California Superior Court, Stanislaus County, Case No. 382780, against Leap and others for unfair competition, misappropriation of trade secrets, interference with contracts, breach of contract, intentional interference with prospective business advantage, and trespass. In this suit we seek monetary and punitive damages and injunctive relief. Defendants responded to our complaint by filing demurrers on or about January 5, 2007 requesting that the Court dismiss the complaint. On February 1, 2007, the Court granted the demurrers in part and granted us leave to amend the complaint. We filed a First Amended Complaint on February 27, 2007. Defendant’s response to the First Amended Complaint was due March 28, 2007. Defendants responded by filing demurrers on March 28, 2007, requesting that the Court dismiss our First Amended Complaint. On May 1, 2007, the Court issued a tentative ruling granting its own motion to strike the First Amended Complaint and granted us leave to amend the First Amended Complaint by or before May 14, 2007 and held that Defendant’s demurrers and motions to strike were moot. Defendants responded by filing a joint demurrer and motion to strike on June 15, 2007, requesting that the Court strike various claims and dismiss other claims in our Second Amended Compliant. On July 19, 2007, the Court issued its ruling dismissing the trespass claims and granting leave to the Company to amend the breach of contract claims. The Court denied the remainder of the defendant’s demurrer and motion to strike. We intend to vigorously prosecute this complaint.
     On September 22, 2006, Royal Street filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, and Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent is invalid and not being infringed upon by Royal Street. Leap responded to Royal Street’s complaint by filing a motion to dismiss Royal Street’s complaint for lack of subject matter jurisdiction or, in the alternative, that the action be transferred to the United States District Court for the Eastern District of Texas, Marshall Division where Leap has brought suit against us under the same patent. Royal Street has responded to this motion. The Court has set a trial date in October 2008. On July 2, 2007, the Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division. On July 10, 2007, Royal Street filed a motion to reconsider the transfer or to amend the order to correct a misstatement of fact.
     In addition, we are involved in litigation from time to time, including litigation regarding intellectual property claims that we consider to be in the normal course of business. We are not currently party to any other pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
     There has been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Form 10-K filed with the SEC on March 30, 2007 other than the changes and additions to the Risk Factors set forth below.
Risks Related to Our Business
We have limited operating history and have launched service in a limited number of metropolitan areas. Accordingly, our performance and ability to construct and launch new metropolitan areas to date may not be indicative of our future results, our ability to launch new metropolitan areas or our performance in future metropolitan areas we launch.
     We constructed our networks in 2001 and 2002 and began offering service in certain metropolitan areas in the first quarter of 2002, and we had no revenues before that time. Consequently, we have a limited operating and financial history upon which to evaluate our financial performance, business plan execution, ability to construct and launch new metropolitan areas, and ability to succeed in the future. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies competing in rapidly evolving and highly competitive markets. We and Royal Street face significant challenges in constructing and launching new metropolitan areas, including, but not limited to, negotiating and entering into agreements with third parties for distributed antenna systems, or DAS Systems, leasing cell sites, constructing our network, and securing all necessary consents, permits and approvals from third parties and local and state authorities, and clearing of spectrum of incumbent users in the Auction 66 Markets. If we or Royal Street are unable to execute our or its plans, we or Royal Street may experience delays in our or its ability to construct and launch new metropolitan areas or grow our or its business, and our financial results may be materially adversely affected. Our business strategy involves expanding into new geographic areas beyond our Core Markets and these geographic areas may present competitive or other challenges different from those encountered in our Core Markets. Our financial performance in new geographic areas, including our Expansion Markets and Auction 66 Markets, may not be as positive as our Core Markets.
If we participate in the 700 MHz auction, we may be required to borrow additional amounts.
     The proceeds from the sale by MetroPCS Wireless of additional 9 1/4% senior notes due 2014, or additional notes, in June 2007 will be used for general corporate purposes, which could include financing participation in and acquisition of additional spectrum in the 700 MHz auction. However, if we decide to participate in the 700 MHz auction, we may decide to purchase spectrum in existing or new metropolitan areas that cost in excess of the amount of the net proceeds from the sale of the senior notes and additional notes. We may fund such excess purchase price from excess internally generated cash flows, from our existing cash reserves, from the sale of additional equity, or from borrowing of additional amounts. In addition, if we acquire spectrum in the 700 MHz auction and the spectrum is for metropolitan areas in which we currently do not have a network and which are outside the Auction 66 Markets we are currently planning to construct, we may need to fund the construction and operation of the spectrum from internally generated cash flows or existing cash reserves, or we may sell additional equity or borrow additional amounts. If we are unable to fund the construction of any spectrum we acquire in the 700 MHz auction in new metropolitan areas from excess internally generated cash flows, from existing cash reserves, from sales of equity, or from additional borrowings, we may be forced to delay our construction and operation of spectrum acquired in the 700 MHz auction. The covenants under our senior secured credit facility and the indenture covering both the senior notes and the additional notes, together referred to as the notes, may prevent us from incurring additional debt to fund the construction and operation of any spectrum for new metropolitan areas acquired in the 700 MHz auction, or may prevent us from securing such funds on suitable terms or in accordance with our preferred construction timetable. Accordingly, we may be required to continue to pay interest on the portion of the notes used to purchase any spectrum in the 700 MHz auction for any new metropolitan areas, if any, without the ability to generate any revenue from any such spectrum.
We may utilize DAS systems to construct critical portions of our Auction 66 Markets and any delay in construction of such systems may delay a launch of our Auction 66 Markets.
     We are reviewing and finalizing our construction plans for our Auction 66 Markets and we plan on using DAS systems in lieu of traditional cell sites to construct certain critical portions of the Auction 66 Markets, such as core downtown metropolitan areas, and to construct significant areas of the metropolitan area. These DAS systems may be leased and/or licensed from a third party supplier. Although the use of DAS systems to provide service in difficult to construct areas of a metropolitan area is not new, the scope of our proposed use is new to us. In addition, in order to construct DAS systems, the DAS provider will be required to obtain necessary authority from the relevant state and local regulatory authorities and to secure certain agreements, such as right of way agreements, in order to construct or access the DAS systems. In addition, the DAS system provider may be required to construct a transport network as part of their construction of the DAS systems. The DAS system providers have not previously constructed DAS systems so there may be unforeseen obstacles and delays in constructing the DAS systems in those metropolitan areas. Since the scope of the DAS systems in certain of our Auction 66 Markets being considered is substantial and we are considering using these systems to provide service in critical areas, any delay in the construction of these networks could delay our launch of the Auction 66 Markets. As such, we face significant challenges in constructing and launching our Auction 66 Markets, including, but not limited to, negotiating and entering into agreements with third parties for DAS systems, leasing cell sites and constructing our network, securing all necessary consents, permits and approvals from third parties and local and state authorities. Any delay in the launch of our Auction 66 Markets could have a material adverse effect on our future operations and financial results. In addition, the use of DAS systems in our Auction 66 Markets could result in an acceleration of capital expenditures compared to our traditional metropolitan builds without DAS systems.
We may utilize one or a few DAS providers and any financial or other inability of such providers to deliver the DAS systems could materially adversely affect our launch of the Auction 66 Markets.
     We have executed a master agreement with a DAS system provider and are in discussions with other DAS system providers relating to the construction of our Auction 66 Markets. We may decide to use a single or a few DAS system providers in the construction of our Auction 66 Markets. If a major DAS system provider were to experience severe financial difficulties, or file for bankruptcy, or if one of these DAS system providers were unable to support our use of its DAS systems, we could experience delays in construction of these networks which could delay our launch of the Auction 66 Markets or could require us to construct the affected area using traditional cell sites which could result in duplicate or excess costs and could result in substantial delays. Any delay in the launch of our Auction 66 Markets could have a material adverse effect on our future operations and financial results.
Our substantial indebtedness could adversely affect our financial health.
     We have now, and will continue to have, a significant amount of debt. As of June 30, 2007, we had $3.0 billion of outstanding indebtedness under the senior secured credit facility and the notes. Our substantial amount of debt could have important material adverse consequences to us. For example, it could:
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
Our success depends on our ability to attract and retain qualified management and other personnel, and the loss of one or more members of our management, including our chief executive officer, could have a negative impact on our business.
     Our business is managed by a small number of key executive officers, including our chief executive officer, Roger Linquist. The loss of one or more of these persons could disrupt our ability to react quickly to business developments and changes in market conditions, which could harm our financial results. Mr. Linquist recently resigned as president of the company in order to reduce his schedule for personal health reasons. Mr. Linquist has indicated that he plans to clarify his retirement plans by the end of 2007. To provide for adequate timing for succession planning, we have begun a search for a chief executive officer should Mr. Linquist decide to retire. None of our key executives has an employment contract, so any of our key executive officers may leave at any time subject to forfeiture of any unpaid performance awards and any unvested options. In addition, upon any change in control, all unvested options and performance awards will vest which may make it difficult for anyone to acquire us. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified executive, technical and management personnel. We believe competition for highly qualified management, technical and sales personnel is intense, and there can be no assurance that we will retain our key management, technical and sales employees or that we will be successful in attracting, assimilating or retaining other highly qualified management, technical and sales personnel in the future sufficient to support our continued growth. We have occasionally experienced difficulty in recruiting qualified personnel and there can be no assurance that we will not experience such difficulties in the future. The retirement of, or our inability to attract or retain, highly qualified executive, technical and management personnel, including the chief executive officer, could materially and adversely affect our business operations, financial performance, and stock price.
We and our suppliers may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights.
     Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services we or they use or provide, or the specific operation of our wireless networks. We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with an infringement claim. Our suppliers may be subject to infringement claims that if proven could preclude the supplier from supplying us with the products and services we require to run our business, require the supplier to change the products and service they provide to us in a way which could have a material adverse effect, or cause the supplier to increase the charges for their products and services to us. In addition, our suppliers may be unable to pay any damages or honor their indemnification obligations to us, which may mean we may have to bear such losses and we may have to buy equipment and services from third party suppliers. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties and we may not have any indemnification protection from our vendors for these claims. Further, we have been, and may be, subject to further claims that certain business processes we use may infringe the rights of third parties, and we may have no indemnification rights from any of our vendors or suppliers. Whether or not an infringement claim is valid or successful, it could adversely affect our business by diverting management’s attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), require us to pay royalties for prior periods, or requiring us or our suppliers to redesign our or their business operations, processes or systems to avoid claims of infringement, or requiring us to purchase products and services from different vendors or not sell certain products or services. If a claim is found to be valid or if we or our suppliers cannot successfully negotiate a required royalty or license agreement, it could disrupt our business, prevent us from offering certain products or services and cause us to incur losses of customers or revenues, any or all of which could be material and could adversely affect our business, financial performance, operating results and the market price of our stock.
Risks Related to Legal and Regulatory Matters
We are dependent on our FCC licenses, and our ability to provide service to our customers and generate revenues could be harmed by adverse regulatory action or changes to existing laws or rules.
     The FCC regulates most aspects of our business, including the licensing, construction, modification, operation, use, ownership, control, sale, roaming arrangements and interconnection arrangements of wireless communications systems, as do some state and local regulatory agencies. We can make no assurances that the FCC or the state and local agencies having jurisdiction over our business will not adopt regulations or take other actions that would adversely affect our business by imposing new costs or requiring changes in our current or planned operations, or that the Communications Act of 1934, as amended, or the Communications Act, from which the FCC obtains its authority, will not be amended in a manner materially adverse to us.
     Taken together or individually, new or changed regulatory requirements affecting any or all of the wireless, local, and long distance industries may harm our business and restrict the manner in which we operate our business. The enactment of new adverse legislation, regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. We cannot assure you that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative or judicial initiatives relating to the communications industry, will not have a material adverse effect on our business, results of operations and financial condition. In addition, pending congressional legislative efforts to reform the Communications Act may cause major industry and regulatory changes that are difficult to predict and which may have material adverse consequences to us. In addition, additional or changed regulatory requirements could require us to change the way we do business, requires us to make additional investments and incur additional expenses, all of which could materially adversely affect our business and financial results.
     Some of our principal assets are our FCC licenses which we use to provide our services. The loss of any of these licenses could have a material adverse effect on our business. Our FCC licenses are subject to revocation if the FCC finds we are not in compliance with its rules or the Communications Act’s requirements. We also could be subject to fines and forfeitures for such non-compliance, which could adversely affect our business. For example, absent a waiver, failure to comply with the FCC’s Enhanced-911, or E-911, requirements, privacy rules, lighting and painting regulations, construction requirements, employment regulations, Customer Proprietary Network Information, or CPNI, protection rules, hearing aid-compatibility rules, number portability requirements, law enforcement cooperation, rate averaging, anti-collusion rules, emergency preparedness and disaster recovery requirements, or other existing or new regulatory mandates could subject us to significant penalties or a revocation of our FCC licenses, which could have a material adverse effect on our business, results of operations and financial condition. A party to the 700 MHz proceeding has suggested that many carriers, including us, may have violated the anti-collusion rules during the recent Auction 66. We disagree with this suggestion as it relates to us. In addition, a failure to comply with these requirements or the FCC’s construction requirements could result in revocation or termination of the licenses and/or fines and forfeitures, any of which could have an adverse effect on our business.
The FCC may license additional spectrum which may not be appropriate for or available to us or which may allow new competitors to enter our markets.
     The FCC periodically makes additional spectrum available for wireless use. For instance, the FCC on July 31, 2007, adopted rules establishing a band plan, performance requirements, and services rules for an additional 62 MHz of spectrum in the 700 MHz band which is becoming available as a result of the digital television transition. The 700 MHz band plan makes licenses available in a variety of geographic license sizes including small (Metropolitan Statistical Area (MSA) and Rural Service Area (RSA)), regional (both economic area, or EA, and regional economic area groupings, or REAG) and nationwide license areas. The band plan provides for two 12 MHz paired licenses and one 6 MHz unpaired license licensed on a MSA/RSA or economic area basis, one 22 MHz paired license licensed on a REAG basis, and one 10 MHz paired license on a nationwide basis as part of a private/public safety partnership. The 10 MHz nationwide license requires the licensee to fund the construction for public safety of a nationwide interoperable broadband network on a nationwide public safety license and provide public safety with priority access during emergencies to the 10 MHz of 700 MHz spectrum owned by the licensee. The 22 MHz license requires the licensee to provide a platform that is generally open to third-party devices and applications by allowing consumers to use the handset of their choice and download and use the applications of their choice, subject to certain reasonable network management conditions that allow the licensee to protect the network from harm. The auction of the 22 MHz spectrum block will utilize package or combinatorial bidding in order to facilitate the aggregation of the REAG license area into a single nationwide license. Each spectrum block to be auctioned will be subject to anonymous bidding and a reserve price. Finally, the licenses are subject to stringent performance requirements, including requiring licensees of the MSA/RSA and EA license blocks to construct 35% of the geographic area in four years and 70% of the licensed area by the end of the license term. Licenses of the REAG license blocks are subject to a requirement to cover at least 40% of the population in four years and 75% of the population by the end of the license term. If the licensee fails to meet the initial benchmark in four years, the license term will be shortened to 8 years and, if the licensee fails to meet the build out requirements by the end of the license term, the licensee will lose any unserved area. We can give no assurance that we will bid on or be successful in being granted any of the 700 MHz spectrum covered by this recent FCC Order.
     In 2006, the FCC auctioned an additional 90 MHz of spectrum for AWS. The AWS band plan made some licenses available in small MSA and RSA license areas, although the predominant amount of spectrum remains allocated on a regional basis in combinations of 10 MHz and 20 MHz spectrum blocks. The FCC also has allocated an additional 40 MHz of spectrum devoted to AWS. It is in the process of considering the channel assignment policies for 20 MHz of this spectrum and has indicated that it will initiate a further proceeding with regard to the remaining 20 MHz in the future.
     There are a series of risks associated with any new allocation of broadband spectrum by the FCC. First, there is no assurance that the spectrum made available by the FCC will be appropriate for or complementary to our business plan and system requirements. Second, depending upon the quantity, nature and cost of the new spectrum, it is possible that we will not be granted any of the new spectrum and, therefore, we may have difficulty in providing new services. This could adversely affect the valuation of the licenses we already hold. Third, we may be unable to purchase additional spectrum or the prices paid for such spectrum may negatively affect our ability to be competitive in the market. Fourth, new spectrum may allow new competitors to enter our markets and impact our ability to grow our business and compete effectively in our market. For example, several substantial companies, including Google, Inc., have shown interest in entering the wireless market in the course of the 700 MHz allocation proceeding. Fifth, new spectrum may be sold at prices lower than we paid at past auctions or in private transactions, thus adversely affecting the value of our existing assets. Sixth, the clearing obligations for existing licensees on new spectrum may take longer or cost more than anticipated. In this regard, the AWS spectrum we acquired requires clearing and it is too early for us to determine how well the process will proceed. Seventh, the regulatory conditions placed on new spectrum that we might acquire (e.g., build-out requirements, open access requirements, etc.) may mean that we will not be able to compete on an even footing with incumbents who hold spectrum that is free of these conditions. Eighth, our competitors may be able to use this new spectrum to provide products and services that we cannot provide using our existing spectrum. Ninth, there can be no assurance that our competitors will not use certain FCC programs, such as its designated entity program or the proposed nationwide interoperable networks for public safety use, to purchase or acquire spectrum at materially lower prices than what we are required to pay. Any of these risks, if they occur, may have a material adverse effect on our business.
The requirements of the FCC Order Implementing the Independent Panel on Hurricane Katrina may have a material financial or operational impact on our financial results and operations.
     The FCC recently released an Order implementing various recommendations of the Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks which requires us to have an emergency back-up power source for all assets that are normally powered from local alternating current commercial power including mobile switching offices and cell sites. The Order could be interpreted to require that wireless carriers maintain emergency back up power to provide for at least eight hours of power for all equipment at cell sites and twenty-four hours for all equipment located at a carrier’s mobile switching office. This Order is due to take effect on October 9, 2007. We may find it difficult to comply with this Order because the necessary equipment may not be available, there may be regulatory permits and approvals required, and there may be limitations at our cell sites or distributed antenna systems (DAS) locations which preclude our ability to add any necessary back up power source. The difficulties we face in seeking to comply with this Order appear to be shared by other wireless carriers as well, and, as a result, CTIA, a trade association for wireless carriers, filed a motion for administrative stay of the Order with the FCC requesting the FCC to relax the new requirements. We may find it necessary to file a waiver request seeking relief from the requirements of the Order. We can give no assurance that the FCC will grant the requested relief. If we are required to comply with this Order we may be required to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses to comply with this Order and such costs could be material. In addition, we may be unable to comply with such Order by the effective date and we could be subject to fines and forfeitures and other adverse licensing actions from the FCC. Further, the requirement to install these back up power facilities could also adversely affect our operations by distracting management and engineering resources from the maintenance and growth of our existing networks, which could have a material adverse impact on our operations.
We may be unable to obtain the roaming and other services we need from other carriers to remain competitive.
     Many of our competitors have regional or national networks which enable them to offer automatic roaming and long distance telephone services to their subscribers at a lower cost than we can offer. We do not have a national network, and we must pay fees to other carriers who provide roaming services and who carry long distance calls made by our subscribers. We currently have roaming agreements with several other carriers which allow our customers to roam on those carriers’ network. The roaming agreements, however, do not cover all geographic areas where our customers may seek service when they travel, generally cover voice but not data services, and at least one such agreement may be terminated on relatively short notice. In addition, we believe the rates charged by certain of the carriers to us in some instances are higher than the rates they charge to certain other roaming partners.
     The FCC recently adopted a Report and Order clarifying that providing automatic roaming services on just, reasonable and non-discriminatory terms is a common carrier obligation of commercial mobile radio service providers. The obligation extends to real-time, two-way switched voice and date services that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-offs of subscriber calls. Our current services generally meet this definition which means that we should be entitled to enter into reasonable automatic arrangements with other technically compatible carriers. However, the FCC ruling may be appealed, and also is subject to certain restrictions which may adversely affect our ability to receive roaming services, particularly in areas where we hold license but have not yet built our own system. Also, the FCC declined to adopt any default rate or rate regulation scheme for roaming services, so the ability of MetroPCS to obtain automatic roaming agreements at attractive rates remains uncertain. If we are unable to obtain roaming agreements at reasonable rates, then we may be unable to effectively compete and may lose customers and revenues. The FCC ruling also may obligate us to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us.
Risks Related to General Matters
Until our initial public offering in April 2007, there was no market for our common stock and our stock price may be volatile.
     Prior to the consummation of our initial public offering, our common stock was not publicly traded. As a new publicly traded company, the price at which our common stock trades is likely to be highly volatile and may fluctuate substantially because of a number of factors, such as:
•	actual or anticipated fluctuations in our or our competitors operating results;

•	changes in or our failure to meet securities analysts’ expectations;

•	announcements of technological innovations;

•	entry of new competitors into our markets;

•	introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors;

•	significant developments with respect to intellectual property rights or litigation;

•	additions, departures or retirement of key personnel, including our Chief Executive Officer;

•	conditions and trends in the communications and high technology markets;

•	volatility in stock market prices and volumes, which is particularly common among securities of telecommunications companies;

•	general stock market conditions;

•	the general state of the U.S. and world economies;

•	the announcement, commencement, bidding and closing of auctions for new spectrum; and

•	actions occurring in and the outcome of litigation against us, including the litigation between Leap and us.

     In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the trading price of securities issued by many companies, including companies in our industry. The changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business.
We may need additional equity capital, and raising additional capital may dilute existing stockholders and cause a decline in our stock price.
     We believe that our existing capital resources, including the proceeds from our initial public offering in April 2007 and the sale of the additional notes in June 2007, together with internally generated cash flows will enable us to maintain our current and planned operations, including the build-out and launch of certain of the Auction 66 Markets. However, we may choose to, or be required to, raise additional funds to complete construction and fund the operations of certain of the Auction 66 Markets, to fund the acquisition of additional spectrum, including the upcoming 700 MHz auction, or due to unforeseen circumstances. If our capital requirements vary materially from those currently planned, we may require additional equity financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to fund our future growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.
Our directors, executive officers and principal stockholders have substantial control over matters requiring stockholder approval and may not vote in the same manner as our other stockholders.
     As of June 30, 2007, our executive officers and our directors and their affiliates which they beneficially owned or controlled as of such date held approximately 42.48% of our common stock, and when combined with other entities owning 5% or more of our outstanding shares of common stock, this group of stockholders controlled 171,328,244 shares of common stock, or approximately 48.91% of the outstanding shares of our stock. As a result, if all these stockholders act together, they will have the ability to substantially control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sales of all or substantially all of our assets. This group of stockholders may make decisions that are adverse to your interests. Additionally, a majority of our board of directors derive their ownership in our common stock through their ownership or control of certain of our affiliates, which may also have interests adverse to your interest.
Our certificate of incorporation, bylaws and Delaware corporate law contain provisions which could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.
     Delaware law as well as our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company, even if it were beneficial to our stockholders to do so. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:
•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval to increase the number of outstanding shares and deter or prevent a takeover attempt;

•	prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of our stockholders;

•	require stockholder meetings to only be called by the President or at the written request of a majority of the directors then in office and not the stockholders;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	provide that our board of directors is divided into three classes, each serving three-year terms; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
     In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on business combinations such as mergers between us and a holder of 15% or more of our voting stock. See “Description of Capital Stock — Anti-Takeover Effects of Delaware Law and Our Restated Certificate of Incorporation and Restated Bylaws” in our Registration Statement on Form S-1/A filed on June 11, 2007 with the SEC.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Amendment No. 1 to the Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on June 28, 2007 and incorporated herein by reference).

10.1	Purchase Agreement, dated as of May 31, 2007, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Bear, Stearns & Co. Inc. for the 9 1/4% Senior Notes due 2014 in the aggregate principal amount of $400,000,000 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by MetroPCS Communications, Inc. on June 6, 2007 and incorporated herein by reference).

10.2	Registration Rights Agreement, dated as of June 6, 2007, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Bear, Stearns & Co. Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by MetroPCS Communications, Inc. on June 11, 2007 and incorporated herein by reference).

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.

Date: August 10, 2007	By:	/s/ Roger D. Linquist

Roger D. Linquist Chief Executive Officer

Date: August 10, 2007	By:	/s/ J. Braxton Carter

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