Form 10-Q
period 2007-09-30
METROPCS COMMUNICATIONS INC
filed 2007-11-14
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☑ No ☐
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
     On October 31, 2007, there were 347,430,336 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q

*	No reportable information under this item.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$1,464,260	$161,498
Short-term investments	242,179	390,651
Restricted short-term investments	—	607
Inventories, net	96,090	92,915
Accounts receivable (net of allowance for uncollectible accounts of $2,562 and $1,950 at September 30, 2007 and December 31, 2006, respectively)	34,362	28,140
Prepaid expenses	53,382	33,109
Deferred charges	30,449	26,509
Deferred tax asset	815	815
Other current assets	27,837	24,283

Total current assets	1,949,374	758,527
Property and equipment, net	1,669,175	1,256,162
Long-term investments	—	1,865
FCC licenses	2,072,895	2,072,885
Microwave relocation costs	9,749	9,187
Other assets	63,987	54,496

Total assets	$5,765,180	$4,153,122

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$410,527	$325,681
Current maturities of long-term debt	16,000	16,000
Deferred revenue	108,258	90,501
Other current liabilities	3,860	3,447

Total current liabilities	538,645	435,629
Long-term debt, net	2,990,778	2,580,000
Deferred tax liabilities	269,006	177,197
Deferred rents	28,615	22,203
Redeemable minority interest	4,775	4,029
Other long-term liabilities	40,311	26,316

Total liabilities	3,872,130	3,245,374
COMMITMENTS AND CONTINGENCIES (See Note 11)
SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 4,000,000 shares designated at December 31, 2006, 0 and 3,500,993 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; Liquidation preference of $447,388 at December 31, 2006	—	443,368
SERIES E CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 500,000 shares designated at December 31, 2006, 0 and 500,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; Liquidation preference of $54,019 at December 31, 2006	—	51,135
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized, 4,000,000 of which were designated as Series D Preferred Stock and 500,000 of which were designated as Series E Preferred Stock at December 31, 2006; no shares of preferred stock other than Series D & E Preferred Stock (presented above) issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common Stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 346,919,900 and 157,052,097 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	35	16
Additional paid-in capital	1,511,569	166,315
Retained earnings	385,561	245,690
Accumulated other comprehensive (loss) income	(4,115)	1,224

Total stockholders’ equity	1,893,050	413,245

Total liabilities and stockholders’ equity	$5,765,180	$4,153,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Service revenues	$489,131	$332,920	$1,407,988	$916,179
Equipment revenues	67,607	63,196	236,612	177,592

Total revenues	556,738	396,116	1,644,600	1,093,771

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $40,247, $33,315, $112,073 and $87,602, shown separately below)	163,671	113,524	471,233	313,510
Cost of equipment	131,179	117,982	437,925	330,898
Selling, general and administrative expenses (excluding depreciation and amortization expense of $5,246, $3,296, $13,923 and $8,585, shown separately below)	84,496	60,220	240,150	171,921
Depreciation and amortization	45,493	36,611	125,996	96,187
(Gain) loss on disposal of assets	(1,239)	(1,615)	1,419	10,763

Total operating expenses	423,600	326,722	1,276,723	923,279

Income from operations	133,138	69,394	367,877	170,492

OTHER EXPENSE (INCOME):
Interest expense	54,574	24,811	152,718	67,408
Accretion of put option in majority-owned subsidiary	254	203	746	564
Interest and other income	(23,317)	(4,386)	(44,968)	(15,106)
Impairment loss on investment securities	15,007	—	15,007	—
Gain on extinguishment of debt	—	—	—	(244)

Total other expense	46,518	20,628	123,503	52,622

Income before provision for income taxes	86,620	48,766	244,374	117,870

Provision for income taxes	(33,512)	(19,500)	(96,820)	(47,245)

Net income	53,108	29,266	147,554	70,625

Accrued dividends on Series D Preferred Stock	—	(5,295)	(6,499)	(15,711)
Accrued dividends on Series E Preferred Stock	—	(756)	(929)	(2,244)
Accretion on Series D Preferred Stock	—	(118)	(148)	(355)
Accretion on Series E Preferred Stock	—	(85)	(107)	(254)

Net income applicable to Common Stock	$53,108	$23,012	$139,871	$52,061

Net income	$53,108	$29,266	$147,554	$70,625
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	3,961	(330)	6,363	(847)
Unrealized (loss) gain on cash flow hedging derivative, net of tax	(9,286)	(335)	(4,157)	896
Reclassification adjustment for gains included in net income, net of tax	(5,016)	(107)	(7,545)	(622)

Comprehensive income	$42,767	$28,494	$142,215	$70,052

Net income per common share:
Basic	$0.15	$0.08	$0.44	$0.19

Diluted	$0.15	$0.08	$0.43	$0.19

Weighted average shares:
Basic	346,844,393	156,003,088	267,545,403	155,672,061

Diluted	356,638,145	159,644,818	276,482,986	159,525,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,554	$70,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,996	96,187
Provision for uncollectible accounts receivable	30	64
Deferred rent expense	6,582	5,365
Cost of abandoned cell sites	4,876	2,069
Non-cash interest expense	2,657	3,702
Loss on disposal of assets	1,419	10,763
Gain on extinguishment of debt	—	(244)
Gain on sale of investments	(8,523)	(1,875)
Accretion of asset retirement obligation	899	469
Accretion of put option in majority-owned subsidiary	746	564
Impairment loss on investment securities	15,007	—
Deferred income taxes	95,257	41,792
Stock-based compensation expense	18,971	7,750
Changes in assets and liabilities:
Inventories	(3,348)	(220)
Accounts receivable	(6,252)	(7,542)
Prepaid expenses	(10,268)	(7,365)
Deferred charges	(3,941)	(8,172)
Other assets	(16,057)	(2,974)
Accounts payable and accrued expenses	49,584	49,121
Deferred revenue	17,785	22,055
Other liabilities	1,476	2,554

Net cash provided by operating activities	440,450	284,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(525,701)	(453,864)
Change in prepaid purchases of property and equipment	(9,523)	2,427
Proceeds from sale of property and equipment	604	2,548
Cash used in business acquisitions	(669)	—
Purchase of investments	(3,358,427)	(737,088)
Proceeds from sale of investments	3,501,457	900,189
Change in restricted cash and investments	294	(3,291)
Purchases of FCC licenses	—	(176)
Deposit to FCC for licenses	—	(200,000)
Microwave relocation costs	(547)	—

Net cash used in investing activities	(392,512)	(489,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	23,021	22,993
Proceeds from bridge credit agreements	—	200,000
Proceeds from 9 1/4% Senior Notes	423,500	—
Proceeds from initial public offering	862,500	—
Debt issuance costs	(3,120)	(15,313)
Cost of raising capital	(44,225)	—
Repayment of debt	(12,000)	(2,446)
Proceeds from minority interest in majority-owned subsidiary	—	2,000
Proceeds from exercise of stock options	5,148	889

Net cash provided by financing activities	1,254,824	208,123

INCREASE IN CASH AND CASH EQUIVALENTS	1,302,762	3,556
CASH AND CASH EQUIVALENTS, beginning of period	161,498	112,709

CASH AND CASH EQUIVALENTS, end of period	$1,464,260	$116,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (collectively, the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because Royal Street is a variable interest entity and the Company will absorb all of Royal Street’s expected losses. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements. The redeemable minority interest in Royal Street is included in long-term liabilities. The condensed consolidated interim balance sheets as of September 30, 2007 and December 31, 2006, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended September 30, 2007 and 2006, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
     Federal Universal Service Fund (“FUSF”) and E-911 fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in service revenues and cost of service on the accompanying statements of income and comprehensive income. For the three months ended September 30, 2007 and 2006, the Company recorded approximately $24.7 million and $9.1 million, respectively, of FUSF and E-911 fees. For the nine months ended September 30, 2007 and 2006, the Company recorded approximately $69.9 million and $28.2 million, respectively, of FUSF and E-911 fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.
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
     On April 24, 2007, MetroPCS consummated its initial public offering (the “Offering”) of 57,500,000 shares of common stock priced at $23.00 per share (less underwriting discounts and commissions). MetroPCS offered 37,500,000 shares of common stock and certain of MetroPCS’ existing stockholders offered 20,000,000 shares of common stock in the Offering, which included 7,500,000 shares sold by MetroPCS’ existing stockholders pursuant to the underwriters’ exercise of their over-allotment option. Concurrent with the Offering, all outstanding shares of preferred stock, including accrued but unpaid dividends, were converted into 150,962,690 shares of common stock. The shares began trading on April 19, 2007 on The New York Stock Exchange under the symbol “PCS”.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
2. Share-Based Payments:
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), the Company has recognized stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted to employees. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations (“APB No. 25”). The Company adopted SFAS No. 123(R) on January 1, 2006. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense recognized under SFAS No. 123(R) was $7.1 million and $3.8 million for the three months ended September 30, 2007 and 2006, respectively. Cost of service for the three months ended September 30, 2007 and 2006 includes $0.6 million and $0.5 million, respectively, of stock-based compensation. For the three months ended September 30, 2007 and 2006, selling, general and administrative expenses include $6.5 million and $3.3 million, respectively, of stock-based compensation. Stock-based compensation expense recognized under SFAS No. 123(R) was $19.0 million and $7.8 million for the nine months ended September 30, 2007 and 2006, respectively. Cost of service for the nine months ended September 30, 2007 and 2006 includes $1.3 million and $1.0 million, respectively, of stock-based compensation. For the nine months ended September 30, 2007 and 2006, selling, general and administrative expenses include $17.7 million and $6.8 million, respectively, of stock-based compensation.
     On April 18, 2007, the Company granted stock options to purchase an aggregate of 5,480,448 shares of the Company’s common stock to certain employees. The exercise price for the stock option grants is $23.00, which was the price at which the Company agreed to sell its common stock to the underwriters in the Offering. The stock options granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The grant date fair value of these stock options approximated $57.3 million.
3. Short-Term Investments:
     The Company has historically invested its substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. The Company has made investments of approximately $134.0 million in certain “AAA” rated auction rate securities that are collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. As a result of the lack of liquidity in this market, these securities have failed to attract a buyer at scheduled auctions for these securities. As a result, the Company recognized an other-than-temporary impairment loss on investment securities in the amount of $15.0 million during the period ended September 30, 2007. Such loss increased $17.1 million during the one month ended October 31, 2007 based on statements received from the Company’s broker. Management believes that any future additional impairment charges will not have a material effect on the Company’s liquidity.
4. Property and Equipment:
     Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Construction-in-progress	$276,332	$193,856
Network infrastructure	1,761,076	1,329,986
Office equipment	42,238	31,065
Leasehold improvements	28,326	21,721
Furniture and fixtures	8,596	5,903
Vehicles	207	207

	2,116,775	1,582,738
Accumulated depreciation	(447,600)	(326,576)

Property and equipment, net	$1,669,175	$1,256,162

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
5. FCC Licenses and Microwave Relocation Costs:
     The Company operates broadband PCS networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for broadband PCS services. In addition, in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the PCS services provided by the Company, and other advanced wireless services. The PCS and AWS licenses included the obligation to relocate existing fixed microwave users of the use of the Company’s licensed spectrum if the Company’s spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Additionally, the Company incurred costs related to microwave relocation in constructing its PCS and AWS networks. The PCS and AWS licenses and microwave relocation costs are recorded at cost. Although PCS licenses are issued with a stated term, ten years in the case of the PCS licenses and fifteen years in the case of the AWS licenses, the renewal of PCS and AWS licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS and AWS licenses. The carrying value of FCC licenses and microwave relocation costs was approximately $2.1 billion as of September 30, 2007.
     The Company’s primary indefinite-lived intangible assets are its FCC licenses. Based on the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the Company tests investments in its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of its FCC licenses might be impaired. The Company performs its annual FCC license impairment test as of each September 30th. The impairment test consists of a comparison of the estimated fair value with the carrying value. The Company estimates the fair value of its FCC licenses using a discounted cash flow model. Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of the Company’s historical performance and trends, its business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include the Company’s weighted average cost of capital and long-term rate of growth for its business. The Company believes that its estimates are consistent with assumptions that marketplace participants would use to estimate fair value. The Company corroborates its determination of fair value of the FCC licenses, using the discounted cash flow approach described above, with other market-based valuation metrics. Furthermore, the Company segregates its FCC licenses by regional clusters for the purpose of performing the impairment test because each geographical region is unique. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible asset and charged to results of operations.
     For the license impairment test performed as of September 30, 2007, the fair value of the FCC licenses was in excess of its carrying value and no impairment has been recognized through September 30, 2007.
6. Accounts Payable and Accrued Expenses:
     Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Accounts payable	$121,720	$90,084
Book overdraft	44,309	21,288
Accrued accounts payable	107,018	111,974
Accrued liabilities	12,290	9,405
Payroll and employee benefits	19,570	20,645
Accrued interest	67,375	24,529
Taxes, other than income	34,532	42,882
Income taxes	3,713	4,874

Accounts payable and accrued expenses	$410,527	$325,681

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
7. Long-Term Debt:
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
9 1/4% Senior Notes	$1,400,000	$1,000,000
Senior Secured Credit Facility	1,584,000	1,596,000

Total long-term debt	2,984,000	2,596,000
Add: unamortized premium on debt	22,778	—

Total debt	3,006,778	2,596,000
Less: current maturities	(16,000)	(16,000)

Total long-term debt	$2,990,778	$2,580,000

$1.4 Billion 9 1/4% Senior Notes
     On November 3, 2006, MetroPCS Wireless, Inc. (“Wireless”) completed the sale of $1.0 billion of 9 1/4% Senior Notes due 2014 (the “Initial Notes”). The Initial Notes are unsecured obligations and are jointly and severally, fully and unconditionally, guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the Initial Notes on May 1 and November 1 of each year, beginning on May 1, 2007. Wireless may, at its option, redeem some or all of the Initial Notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the Initial Notes. In addition, Wireless may also redeem up to 35% of the aggregate principal amount of the Initial Notes with the net cash proceeds of certain sales of equity securities.
     On November 3, 2006, Wireless also entered into a registration rights agreement. Under the registration rights agreement, Wireless agreed to file a registration statement with the United States Securities and Exchange Commission (“SEC”) relating to an offer to exchange and issue notes equal to the outstanding principal amount of the Initial Notes prior to the earlier of (i) 365 days after the closing date of the Initial Notes and (ii) 30 days following the date that MetroPCS or any of its subsidiaries, other than Royal Street, consummates a public offering of its capital stock. In addition, Wireless agreed to use all commercially reasonable efforts to cause such registration statement to be declared effective by the SEC on or prior to 180 days after the filing of the registration statement and consummate the exchange offer within 30 business days after the registration statement has been declared effective by the SEC. Alternatively, if Wireless is unable to consummate the exchange offer or if holders of the Initial Notes are unable to participate in the exchange offer for certain specified reasons, then Wireless must use commercially reasonable efforts to file a shelf registration statement within the times specified in the registration rights agreement to facilitate the resale of the Initial Notes. If (i) Wireless fails to file a registration statement by the applicable deadline, (ii) any such registration statement has not been declared effective by the SEC by the applicable deadline, (iii) the exchange offer has not been consummated by the applicable deadline or (iv) any registration statement required by the registration rights agreement is filed and declared effective but thereafter ceases to be effective or fails to be usable for its intended purpose without being cured under the terms of the registration rights agreement, then Wireless must pay each holder liquidated damages in an amount equal to $0.05 per week per $1,000 in principal amount of Initial Notes for each week or portion thereof that the default continues for the first 90-day period immediately following the occurrence of the default. The amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of the Initial Notes with respect to each subsequent 90-day period until all defaults have been cured, up to a maximum amount of liquidated damages of $0.20 per week per $1,000 in principal amount of Initial Notes. On April 24, 2007, MetroPCS closed the Offering (See Note 9). Under the terms of the registration rights agreement, Wireless was required to file a registration statement related to the exchange offer with the SEC by May 24, 2007. On May 15, 2007, Wireless filed such required initial registration statement on Form S-4 (the “Existing Exchange Offer Registration Statement”).
     On June 6, 2007, Wireless completed the sale of an additional $400.0 million of 9 1/4% Senior Notes due 2014 (the “Additional Notes”) under the existing indenture at a price equal to 105.875% of the principal amount of such Additional Notes. On June 6, 2007, Wireless entered into a registration rights agreement in connection with the consummation of the sale of the Additional Notes. Under the terms of this registration rights agreement, Wireless agreed to amend the Existing Exchange Offer Registration Statement within 120 days of the date of the registration

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
rights agreement to include the Additional Notes. Wireless also agreed to use commercially reasonable efforts to have such registration statement declared effective on or prior to November 12, 2007 and to commence and consummate the exchange offer as soon as practicable thereafter. Alternatively, if Wireless is unable to consummate the exchange offer or if holders of the Additional Notes cannot participate in the exchange offer for certain specified reasons, then Wireless must use commercially reasonable efforts to file a shelf registration statement within the times specified in the registration rights agreement to facilitate resale of the Additional Notes. If (i) Wireless fails to file the amendment to the Existing Exchange Offer Registration Statement by the applicable deadline, (ii) have such registration statement declared effective by the applicable deadline, (iii) consummate the exchange offer by the applicable deadline or, in the alternative, have the shelf registration statement declared effective, or (iv) any registration statement required by the registration rights agreement is filed and declared effective but thereafter ceases to be effective or fails to be usable for its intended purpose without being cured under the terms of the registration rights agreement, then Wireless will be required to pay certain liquidated damages as provided in the registration rights agreement which are substantially the same as those for the Initial Notes. On October 10, 2007, Wireless filed such required amendment to the Existing Exchange Offer Registration Statement (“Amended Exchange Offer Registration Statement”). On October 11, 2007, the SEC declared the Amended Exchange Offer Registration Statement effective. The exchange offer expired at 5:00 p.m. New York City time on November 7, 2007, with all the Initial and Additional Notes being tendered for exchange and the exchange offer was consummated on November 13, 2007.
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
     The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of September 30, 2007 was 7.370%. On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of the Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt. The quarterly interest settlement periods began on February 1, 2007. The interest rate protection agreement expires on February 1, 2010. This financial instrument is included in other long-term liabilities at fair market value, which was a loss of approximately $7.9 million as of September 30, 2007. At December 31, 2006, this financial instrument was reported in long-term investments at fair market value, which was approximately $1.9 million. The change in fair value is reported in accumulated other comprehensive (loss) income in the consolidated balance sheets, net of income taxes. On February 20, 2007, Wireless entered into an amendment to the Senior Secured Credit Facility. Under the amendment, the margin on the base rate used to determine the Senior Secured Credit Facility interest rate was reduced to 2.25% from 2.50%.
     As of September 30, 2007, there was a total of approximately $1.6 billion outstanding under the Senior Secured Credit Facility, of which $16.0 million is reported in current maturities of long-term debt and approximately $1.6 billion is reported as long-term debt on the accompanying consolidated balance sheets.
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
     The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of January 1, 2007, current liabilities included a total of $1.6 million and non-current liabilities included a total of $8.8 million in accrued interest and penalties. The amount of interest (after-tax) and penalties included in income tax expense for the three and nine months ended September 30, 2007 totaled $0.4 million and $1.5 million, respectively.
     The Company does not expect that the total amount of unrecognized tax benefits for the positions included as of the date of the adoption will significantly increase or decrease within the next twelve months.
Michigan Business Tax
     On July 12, 2007, the Michigan Governor signed into law a new Michigan Business Tax (“MBT Act”) which restructures the state business tax by replacing the Michigan Single Business Tax with a new two-part tax on business income and modified gross receipts, collectively referred to as the (“BIT/GRT tax”). On September 30, 2007, the Michigan Governor signed into law a BIT/GRT tax future deduction which is intended to offset the increased deferred tax liability and expense associated with the MBT Act. Because the main provision of the BIT/GRT tax imposes a two-part tax on business income and modified gross receipts, the Company believes the BIT/GRT tax and related future deduction should be accounted for under the provisions of SFAS No. 109 regarding the recognition of deferred taxes. In accordance with SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of the MBT Act is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes July 12 and September 30, 2007. The Company has recorded a deferred tax liability and offsetting asset of $3.1 million as of September 30, 2007 relating to the MBT Act and future deduction.
9. Stockholders’ Equity:
     Common Stock Issued to Directors
     Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as defined in MetroPCS’ Non-Employee Director Remuneration Plan. The annual retainer provided under the Non-Employee Director Remuneration Plan may be paid, at the election of each non-employee director, in cash, common stock, or a combination of cash and common stock. During the nine months ended September 30, 2007 and 2006, non-employee members of the Board of Directors were issued 31,230 and 43,845 shares of common stock, respectively, as payment of their annual retainer.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     Stockholder Rights Plan
     On March 27, 2007, in connection with the Offering, the Company adopted a Stockholder Rights Plan. Under the Stockholder Rights Plan, each share of the Company’s common stock includes one right to purchase one one-thousandth of a share of series A junior participating preferred stock. The rights will separate from the common stock and become exercisable (1) ten calendar days after public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% of the Company’s outstanding common stock or (2) ten business days following the start of a tender offer or exchange offer that would result in a person’s acquiring beneficial ownership of 15% or more of the Company’s outstanding common stock. A beneficial owner holding 15% or more of MetroPCS’ common stock is referred to as an “acquiring person” under the Stockholder Rights Plan.
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
10. Net Income Per Common Share:
     The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Basic EPS—Two Class Method:
Net income	$53,108	$29,266	$147,554	$70,625
Accrued dividends and accretion:
Series D Preferred Stock	—	(5,413)	(6,647)	(16,066)
Series E Preferred Stock	—	(841)	(1,036)	(2,498)

Net income applicable to common stock	$53,108	$23,012	$139,871	$52,061
Amount allocable to common shareholders	100.0%	57.1%	84.6%	57.0%

Rights to undistributed earnings	$53,108	$13,136	$118,388	$29,691

Weighted average shares outstanding—basic	346,844,393	156,003,088	267,545,403	155,672,061

Net income per common share—basic	$0.15	$0.08	$0.44	$0.19

Diluted EPS:
Rights to undistributed earnings	$53,108	$13,136	$118,388	$29,691

Weighted average shares outstanding—basic	346,844,393	156,003,088	267,545,403	155,672,061
Effect of dilutive securities:
Warrants	—	—	—	147,258
Stock options	9,793,752	3,641,730	8,937,583	3,706,674

Weighted average shares outstanding—diluted	356,638,145	159,644,818	276,482,986	159,525,993

Net income per common share—diluted	$0.15	$0.08	$0.43	$0.19

     Net income per common share is computed in accordance with EITF 03-6,”Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”). Under EITF 03-6, the preferred stock is considered a “participating security” for purposes of computing earnings per common share and, therefore, the preferred stock is included in the computation of basic and diluted net income per common share using the two-class method, except during periods of net losses. Preferred stock was included in the computation of basic and diluted net

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
income per common share through April 24, 2007, the date of conversion to common stock as a result of the Offering. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
     For the three months ended September 30, 2007 and 2006, 6.3 million and 2.6 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the nine months ended September 30, 2007 and 2006, 3.6 million and 2.7 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the three months ended September 30, 2006, 139.4 million of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the nine months ended September 30, 2007 and 2006, 59.1 million and 136.1 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the three months ended September 30, 2006, 5.8 million of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the nine months ended September 30, 2007 and 2006, 2.5 million and 5.7 million, respectively, of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
11. Commitments and Contingencies:
     The Company has entered into pricing agreements with various handset manufacturers for the purchase of wireless handsets at specified prices. The terms of these agreements expire on various dates during the year ending December 31, 2007. Total commitments outstanding under these pricing agreements are approximately $33.9 million as of September 30, 2007.
AWS Licenses Acquired in Auction 66
     Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate and some such users may delay relocation for some time. For the three and nine months ended September 30, 2007, the Company incurred approximately $0.2 million and $0.5 million, respectively, in microwave relocation costs. No relocation costs were incurred for the three and nine months ended September 30, 2006.
FCC Katrina Order
     The FCC recently released an Order which requires the Company to have an emergency back-up power source for all assets that are normally powered from local alternating current commercial power including mobile switching offices and cell sites. On October 3, 2007, the FCC released its Order on Reconsideration, or Reconsideration Order, addressing the petitions for reconsideration of the original Order. The Reconsideration Order requires the Company to have an emergency backup power source for all assets necessary to maintain communications that are normally powered from local commercial power, including those assets located inside mobile switching offices and cell sites, and the Company must maintain emergency backup power for a minimum of twenty-four hours for assets that are normally powered from local commercial power and located inside mobile switching offices, and eight hours for assets that are normally powered from local commercial power and at other locations, including cell sites and DAS

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
nodes. The Company will not be required to comply with these minimum backup power requirements where the Company can demonstrate that such compliance is precluded by: (i) federal, state, tribal or local law; (ii) risk to safety of life or health; or (iii) private legal obligation or agreement. In addition, within 6 months of the effective date of the order, which is the date of federal register publication announcing OMB approval of the information collection requirements, the Company will be required to file a report with the FCC providing certain information with respect to compliance with the backup power requirements. In cases where the Company identifies assets that were designed with less than the required emergency backup power capacity and that is not precluded from compliance, the Company must comply with the backup power requirement or, within 12 months from the effective date of the rule, file with the FCC a certified emergency backup power compliance plan. That plan must certify that and describe how the Company will provide emergency backup power to 100 percent of the area covered by any non-compliant asset in the event of a commercial power failure. If the Company is required to comply with the Reconsideration Order the Company may be required to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses to comply with this Order and such costs could be material.
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
     In its counterclaims, the Company claims that it does not infringe any valid or enforceable claim of the ‘497 Patent. Certain of the Leap defendants, including its CEO, answered the Company’s counterclaims on October 13, 2006. In its answer, Leap and its CEO denied the Company’s allegations and asserted affirmative defenses to its counterclaims. In connection with denying a motion to dismiss by certain individual defendants, the court concluded that the Company’s claims against those defendants were compulsory counterclaims. On April 3, 2007, the Court held a Scheduling Conference at which the Court set the date for the claim construction hearing for December 2007 and the trial date for August 2008. On October 31, 2007, the Court administratively closed the suit and removed from its calendar the dates for the claim construction hearing and trial. Additionally, the Court stayed all discovery for a period not to exceed 6 months and the parties may not seek to reopen the case until 90 days after the Court administratively closed the suit. If the Court reinstates the suit at the request of either party, the Court will most likely set a new claims construction hearing date and trial date. The Company plans to vigorously defend against Leap’s claims relating to the ‘497 Patent.
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
     The Company has also tendered Leap’s claims to the manufacturer of its network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Alcatel Lucent has declined to indemnify and defend the Company. The Company has filed a petition in state district court in Harrison County, Texas for a declaratory ruling that Alcatel Lucent is obligated to cooperate, indemnify, defend and hold the Company harmless from the Leap patent infringement action, for specific performance, for injunctive relief and for breach of contract. On September 14, 2007, Alcatel Lucent responded to the Company’s petition and requested that the court dismiss, abate, stay and deny every claim in the Company’s petition asserted against Alcatel Lucent and order the Company to amend its petition. On October 12, 2007, the Company responded to Alcatel Lucent’s request and a hearing has been scheduled for December 6, 2007 on Alcatel Lucent’s request. The Company plans to vigorously prosecute its petition.

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
12. Supplemental Cash Flow Information:

	Nine Months
	Ended September 30,
	2007	2006
	(in thousands)
Cash paid for interest	$112,641	$34,225
Cash paid for income taxes	1,128	525
     Non-cash investing activities:
     Net increases in the Company’s accrued purchases of property, plant and equipment were $11.2 million and $34.8 million for the nine months ended September 30, 2007 and 2006, respectively.
     Non-cash financing activities:
     MetroPCS accrued dividends of $6.5 million and $15.7 million related to the Series D Preferred Stock for the nine months ended September 30, 2007 and 2006, respectively.
     MetroPCS accrued dividends of $0.9 million and $2.2 million related to the Series E Preferred Stock for the nine months ended September 30, 2007 and 2006, respectively.
13. Related-Party Transactions:
     One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 20% interest in a company that provides services to the Company’s customers, including handset insurance programs and roadside assistance services. Pursuant to the Company’s agreement with this related party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related party. Accruals for the fees that the Company collected from its customers are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The Company had the following transactions with this related party (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Fees received by the Company as compensation for providing billing and collection services	$1.6	$0.7	$4.1	$1.9
Handsets sold to the related party	2.3	3.1	9.0	9.8

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

	September 30,	December 31,
	2007	2006
Accruals for fees collected from customers	$3.4	$3.0
Receivables from the related party which were included in:
Accounts receivable	0.8	0.8
Other current assets	0.2	0.1
     One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own an interest in a company that provides cell site leases to the Company. During the three months ended September 30, 2007 and 2006, the Company recorded rent expense of approximately $0.1 million and $0.1 million, respectively, for cell site leases. During the nine months ended September 30, 2007 and 2006, the Company recorded rent expense of approximately $0.2 million and $0.2 million, respectively, for cell site leases. As of September 30, 2007 and December 31, 2006, the Company owed approximately $0.1 million and $0.1 million, respectively, to this related party for deferred rent liability related to these cell site leases that is included in deferred rents on the accompanying consolidated balance sheets.
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
     As of September 30, 2007, the Company had twelve operating segments based on geographic region within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Los Angeles, Miami, Sacramento, San Francisco, Tampa/Orlando/Jacksonville, Boston, Las Vegas, New York and Philadelphia. Each of these operating segments provides wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail and other value-added services.
     The Company aggregates its operating segments into two reportable segments: Core Markets and Expansion Markets.
•	Core Markets, which include Atlanta, Miami, Sacramento and San Francisco, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•	Expansion Markets, which include Dallas/Ft. Worth, Detroit, Los Angeles, Tampa/Orlando/Jacksonville, Boston, Las Vegas, New York and Philadelphia, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

		Expansion
Three Months Ended September 30, 2007	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$358,245	$130,886	$—	$489,131
Equipment revenues	48,165	19,442	—	67,607
Total revenues	406,410	150,328	—	556,738
Cost of service (1)	108,077	55,594	—	163,671
Cost of equipment	87,232	43,947	—	131,179
Selling, general and administrative expenses (2)	40,651	43,845	—	84,496
Adjusted EBITDA (3)	170,983	13,516	—
Depreciation and amortization	30,691	12,769	2,033	45,493
Stock-based compensation expense	532	6,575	—	7,107
Income (loss) from operations	140,752	(5,587)	(2,027)	133,138
Interest expense	—	—	54,574	54,574
Accretion of put option in majority-owned subsidiary	—	—	254	254
Interest and other income	—	—	(23,317)	(23,317)
Impairment loss on investment securities	—	—	15,007	15,007
Income (loss) before provision for income taxes	140,752	(5,587)	(48,545)	86,620

		Expansion
Three Months Ended September 30, 2006	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$285,313	$47,607	$—	$332,920
Equipment revenues	50,594	12,602	—	63,196
Total revenues	335,907	60,209	—	396,116
Cost of service (1)	83,498	30,026	—	113,524
Cost of equipment	87,614	30,368	—	117,982
Selling, general and administrative expenses (2)	38,541	21,679	—	60,220
Adjusted EBITDA (deficit) (3)	128,283	(20,112)	—
Depreciation and amortization	28,796	6,890	925	36,611
Stock-based compensation expense	2,030	1,751	—	3,781
Income (loss) from operations	98,864	(28,545)	(925)	69,394
Interest expense	—	—	24,811	24,811
Accretion of put option in majority-owned subsidiary	—	—	203	203
Interest and other income	—	—	(4,386)	(4,386)
Income (loss) before provision for income taxes	98,864	(28,545)	(21,553)	48,766

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

		Expansion
Nine Months Ended September 30, 2007	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$1,051,727	$356,261	$—	$1,407,988
Equipment revenues	168,535	68,077	—	236,612
Total revenues	1,220,262	424,338	—	1,644,600
Cost of service (1)	319,123	152,110	—	471,233
Cost of equipment	290,160	147,765	—	437,925
Selling, general and administrative expenses (2)	128,335	111,815	—	240,150
Adjusted EBITDA (3)	489,175	25,088	—
Depreciation and amortization	87,008	34,365	4,623	125,996
Stock-based compensation expense	6,532	12,439	—	18,971
Income (loss) from operations	394,378	(21,670)	(4,831)	367,877
Interest expense	—	—	152,718	152,718
Accretion of put option in majority-owned subsidiary	—	—	746	746
Interest and other income	—	—	(44,968)	(44,968)
Impairment loss on investment securities	—	—	15,007	15,007
Income (loss) before provision for income taxes	394,378	(21,670)	(128,334)	244,374

		Expansion
Nine Months Ended September 30, 2006	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$831,053	$85,126	$—	$916,179
Equipment revenues	149,200	28,392	—	177,592
Total revenues	980,253	113,518	—	1,093,771
Cost of service (1)	244,636	68,874	—	313,510
Cost of equipment	261,258	69,640	—	330,898
Selling, general and administrative expenses (2)	114,021	57,900	—	171,921
Adjusted EBITDA (deficit) (3)	364,585	(79,393)	—
Depreciation and amortization	80,467	13,381	2,339	96,187
Stock-based compensation expense	4,246	3,504	—	7,750
Income (loss) from operations	269,735	(96,904)	(2,339)	170,492
Interest expense	—	—	67,408	67,408
Accretion of put option in majority-owned subsidiary	—	—	564	564
Interest and other income	—	—	(15,106)	(15,106)
Gain on extinguishment of debt	—	—	(244)	(244)
Income (loss) before provision for income taxes	269,735	(96,904)	(54,961)	117,870

(1)	Cost of service for the three and nine months ended September 30, 2007, includes $0.6 million and $1.3 million, respectively, of stock-based compensation disclosed separately. Cost of service for the three and nine months ended September 30, 2006, includes $0.5 million and $1.0 million, respectively, of stock-based compensation disclosed separately.

(2)	Selling, general and administrative expenses include stock-based compensation disclosed separately. For the three and nine months ended September 30, 2007, selling, general and administrative expenses include $6.5 million and $17.7 million, respectively, of stock-based compensation. For the three and nine months ended September 30, 2006, selling, general and administrative expenses include $3.3 million and $6.8 million, respectively, of stock-based compensation.

(3)	Core and Expansion Markets Adjusted EBITDA (deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of the Company’s ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.
     The following table reconciles segment Adjusted EBITDA (deficit) for the three and nine months ended September 30, 2007 and 2006 to consolidated income before provision for income taxes:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$170,983	$128,283	$489,175	$364,585
Expansion Markets Adjusted EBITDA (Deficit)	13,516	(20,112)	25,088	(79,393)

Total	184,499	108,171	514,263	285,192
Depreciation and amortization	(45,493)	(36,611)	(125,996)	(96,187)
Gain (loss) on disposal of assets	1,239	1,615	(1,419)	(10,763)
Stock-based compensation expense	(7,107)	(3,781)	(18,971)	(7,750)
Interest expense	(54,574)	(24,811)	(152,718)	(67,408)
Accretion of put option in majority-owned subsidiary	(254)	(203)	(746)	(564)
Interest and other income	23,317	4,386	44,968	15,106
Impairment loss on investment securities	(15,007)	—	(15,007)	—
Gain on extinguishment of debt	—	—	—	244

Consolidated income before provision for income taxes	$86,620	$48,766	$244,374	$117,870

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
15. Guarantor Subsidiaries:
     In connection with Wireless’ sale of the 9 1/4% Senior Notes due 2014 and the entry into the Senior Secured Credit Facility, MetroPCS and all of MetroPCS’ subsidiaries, other than Wireless and Royal Street (the “guarantor subsidiaries”), provided guarantees on the Initial Notes and the Additional Notes (referred to together as the “9 1/4% Senior Notes”) and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility restrict the ability of Wireless to loan funds to MetroPCS. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility. Royal Street (the “non-guarantor subsidiaries”) is not a guarantor of the 9 1/4% Senior Notes or the Senior Secured Credit Facility.
     The following information presents condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, condensed consolidating statements of income for the three and nine months ended September 30, 2007 and 2006, and condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and 2006 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries (Royal Street). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Balance Sheet
As of September 30, 2007

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$685,458	$672,979	$384	$105,439	$—	$1,464,260
Short-term investments	215,822	26,357	—	—	—	242,179
Inventories, net	—	89,344	6,746	—	—	96,090
Accounts receivable, net	—	32,065	—	2,297	—	34,362
Prepaid expenses	82	10,391	39,622	3,287	—	53,382
Deferred charges	—	30,449	—	—	—	30,449
Deferred tax asset	—	815	—	—	—	815
Current receivable from subsidiaries	—	147,844	—	—	(147,844)	—
Other current assets	2,690	6,153	18,543	451	—	27,837

Total current assets	904,052	1,016,397	65,295	111,474	(147,844)	1,949,374
Property and equipment, net	—	23,225	1,389,570	256,380	—	1,669,175
Investment in subsidiaries	456,486	1,279,472	—	—	(1,735,958)	—
FCC licenses	—	—	1,779,296	293,599	—	2,072,895
Microwave relocation costs	—	—	9,749	—	—	9,749
Long-term receivable from subsidiaries	—	609,074	—	—	(609,074)	—
Other assets	1,229	43,813	6,361	12,584	—	63,987

Total assets	$1,361,767	$2,971,981	$3,250,271	$674,037	$(2,492,876)	$5,765,180

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,181	$167,940	$195,283	$46,123	$—	$410,527
Current payable to parent	—	—	—	147,844	(147,844)	—
Current maturities of long-term debt	—	16,000	—	—	—	16,000
Deferred revenue	—	21,107	87,151	—	—	108,258
Advances to subsidiaries	(532,464)	(982,933)	1,515,397	—	—	—
Other current liabilities	—	29	3,730	101	—	3,860

Total current liabilities	(531,283)	(777,857)	1,801,561	194,068	(147,844)	538,645
Long-term debt	—	2,990,778	—	—	—	2,990,778
Long-term debt to parent	—	—	—	609,074	(609,074)	—
Deferred tax liabilities	—	269,006	—	—	—	269,006
Deferred rents	—	—	26,734	1,881	—	28,615
Redeemable minority interest	—	4,775	—	—	—	4,775
Other long-term liabilities	—	28,793	8,902	2,616	—	40,311

Total liabilities	(531,283)	2,515,495	1,837,197	807,639	(756,918)	3,872,130
COMMITMENTS AND CONTINGENCIES (See Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,511,569	—	—	20,000	(20,000)	1,511,569
Retained earnings (deficit)	385,561	461,221	1,413,074	(153,602)	(1,720,693)	385,561
Accumulated other comprehensive (loss) income	(4,115)	(4,735)	—	—	4,735	(4,115)

Total stockholders’ equity	1,893,050	456,486	1,413,074	(133,602)	(1,735,958)	1,893,050

Total liabilities and stockholders’ equity	$1,361,767	$2,971,981	$3,250,271	$674,037	$(2,492,876)	$5,765,180

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
COMMITMENTS AND CONTINGENCIES (See Note 11)
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Three Months Ended September 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$740	$489,104	$6,387	$(7,100)	$489,131
Equipment revenues	—	2,301	65,306	—	—	67,607

Total revenues	—	3,041	554,410	6,387	(7,100)	556,738
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	156,120	14,651	(7,100)	163,671
Cost of equipment	—	2,232	128,947	—	—	131,179
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	69	79,574	4,853	—	84,496
Depreciation and amortization	—	1	44,557	935	—	45,493
Gain on disposal of assets	—	—	(1,240)	1	—	(1,239)

Total operating expenses	—	2,302	407,958	20,440	(7,100)	423,600

Income (loss) from operations	—	739	146,452	(14,053)	—	133,138
OTHER EXPENSE (INCOME):
Interest expense	—	62,172	(2,013)	12,478	(18,063)	54,574
Earnings from consolidated subsidiaries	(55,657)	(122,588)	—	—	178,245	—
Accretion of put option in majority-owned subsidiary	—	254	—	—	—	254
Interest and other income	(12,458)	(28,269)	(8)	(645)	18,063	(23,317)
Impairment loss on investment securities	15,007	—	—	—	—	15,007

Total other (income) expense	(53,108)	(88,431)	(2,021)	11,833	178,245	46,518
Income (loss) before provision for income taxes	53,108	89,170	148,473	(25,886)	(178,245)	86,620
Provision for income taxes	—	(33,512)	—	—	—	(33,512)

Net income (loss)	$53,108	$55,658	$148,473	$(25,886)	$(178,245)	$53,108

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Three Months Ended September 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$332,920	$—	$—	$332,920
Equipment revenues	—	2,910	60,286	—	—	63,196

Total revenues	—	2,910	393,206	—	—	396,116
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	110,247	3,277	—	113,524
Cost of equipment	—	2,816	115,166	—	—	117,982
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	94	56,140	3,986	—	60,220
Depreciation and amortization	—	—	36,611	—	—	36,611
(Gain) loss on disposal of assets	—	—	(1,615)	—	—	(1,615)

Total operating expenses	—	2,910	316,549	7,263	—	326,722

Income (loss) from operations	—	—	76,657	(7,263)	—	69,394
OTHER EXPENSE (INCOME):
Interest expense	6,820	25,532	(2,247)	5,019	(10,313)	24,811
Earnings from consolidated subsidiaries	(36,042)	(66,873)	—	—	102,915	—
Accretion of put option in majority-owned subsidiary	—	(361)	—	—	564	203
Interest and other income	(607)	(13,840)	(25)	(227)	10,313	(4,386)
Gain on extinguishment of debt	—	—	—	—	—	—

Total other (income) expense	(29,829)	(55,542)	(2,272)	4,792	103,479	20,628
Income (loss) before provision for income taxes	29,829	55,542	78,929	(12,055)	(103,479)	48,766
Provision for income taxes	—	(19,500)	—	—	—	(19,500)

Net income (loss)	$29,829	$36,042	$78,929	$(12,055)	$(103,479)	$29,266

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Nine Months Ended September 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$1,895	$1,407,902	$16,153	$(17,962)	$1,407,988
Equipment revenues	—	8,947	227,665	—	—	236,612

Total revenues	—	10,842	1,635,567	16,153	(17,962)	1,644,600
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	452,068	37,127	(17,962)	471,233
Cost of equipment	—	8,617	429,308	—	—	437,925
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	330	225,638	14,182	—	240,150
Depreciation and amortization	—	1	123,463	2,532	—	125,996
Loss on disposal of assets	—	—	1,417	2	—	1,419

Total operating expenses	—	8,948	1,231,894	53,843	(17,962)	1,276,723

Income (loss) from operations	—	1,894	403,673	(37,690)	—	367,877
OTHER EXPENSE (INCOME):
Interest expense	—	172,309	(5,381)	32,832	(47,042)	152,718
Earnings from consolidated subsidiaries	(141,359)	(340,462)	—	—	481,821	—
Accretion of put option in majority-owned subsidiary	—	746	—	—	—	746
Interest and other income	(21,202)	(68,878)	(23)	(1,907)	47,042	(44,968)
Impairment loss on investment securities	15,007	—	—	—	—	15,007

Total other (income) expense	(147,554)	(236,285)	(5,404)	30,925	481,821	123,503
Income (loss) before provision for income taxes	147,554	238,179	409,077	(68,615)	(481,821)	244,374
Provision for income taxes	—	(96,820)	—	—	—	(96,820)

Net income (loss)	$147,554	$141,359	$409,077	$(68,615)	$(481,821)	$147,554

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Nine Months Ended September 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$916,179	$—	$—	$916,179
Equipment revenues	—	9,300	168,292	—	—	177,592

Total revenues	—	9,300	1,084,471	—	—	1,093,771
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	308,546	4,964	—	313,510
Cost of equipment	—	9,022	321,876	—	—	330,898
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	278	160,850	10,793	—	171,921
Depreciation and amortization	—	—	96,187	—	—	96,187
Loss on disposal of assets	—	—	10,763	—	—	10,763

Total operating expenses	—	9,300	898,222	15,757	—	923,279

Income (loss) from operations	—	—	186,249	(15,757)	—	170,492
OTHER EXPENSE (INCOME):
Interest expense	6,820	71,638	(5,481)	22,997	(28,566)	67,408
Earnings from consolidated subsidiaries	(76,073)	(154,450)	—	—	230,523	—
Accretion of put option in majority-owned subsidiary	—	—	—	—	564	564
Interest and other income	(1,936)	(40,505)	(678)	(553)	28,566	(15,106)
Gain on extinguishment of debt	—	—	(244)	—	—	(244)

Total other (income) expense	(71,189)	(123,317)	(6,403)	22,444	231,087	52,622
Income (loss) before provision for income taxes	71,189	123,317	192,652	(38,201)	(231,087)	117,870
Provision for income taxes	—	(47,245)	—	—	—	(47,245)

Net income (loss)	$71,189	$76,072	$192,652	$(38,201)	$(231,087)	$70,625

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$147,554	$141,359	$409,077	$(68,615)	$(481,821)	$147,554
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1	123,463	2,532	—	125,996
Provision for uncollectible accounts receivable	—	30	—	—	—	30
Deferred rent expense	—	—	5,120	1,462	—	6,582
Cost of abandoned cell sites	—	—	1,449	3,427	—	4,876
Non-cash interest expense	—	2,661	—	30,654	(30,658)	2,657
Loss on disposal of assets	—	—	1,417	2	—	1,419
Gain on sale of investments	(5,159)	(3,364)	—	—	—	(8,523)
Accretion of asset retirement obligation	—	—	704	195	—	899
Accretion of put option in majority-owned subsidiary	—	746	—	—	—	746
Impairment loss in investment securities	15,007	—	—	—	—	15,007
Deferred income taxes	—	95,257	—	—	—	95,257
Stock-based compensation expense	—	—	18,971	—	—	18,971
Changes in assets and liabilities	(156,781)	(338,814)	(188,771)	(3,191)	716,536	28,979

Net cash provided by (used in) operating activities	621	(102,124)	371,430	(33,534)	204,057	440,450
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(52,236)	(364,009)	(95,246)	(14,210)	(525,701)
Change in prepaid purchases of property and equipment	—	(2,172)	(7,351)	—	—	(9,523)
Proceeds from sale of property and equipment	—	—	604	—	—	604
Cash used in business acquisitions	(669)	—	—	—	—	(669)
Purchase of investments	(2,037,803)	(1,320,624)	—	—	—	(3,358,427)
Proceeds from sale of investments	1,884,172	1,617,285	—	—	—	3,501,457
Change in restricted cash and investments	—	556	—	(262)	—	294
Microwave relocation costs	—	—	(547)	—	—	(547)

Net cash (used in) provided by investing activities	(154,300)	242,809	(371,303)	(95,508)	(14,210)	(392,512)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	24,613	—	(1,592)	—	23,021
Proceeds from long-term note to parent	—	—	—	196,000	(196,000)	—
Proceeds from 9 1/4% Senior Notes	—	423,500	—	—	—	423,500
Proceeds initial public offering	862,500	—	—	—	—	862,500
Debt issuance costs	—	(3,120)	—	—	—	(3,120)
Cost of raising capital	(44,225)	—	—	—	—	(44,225)
Payments on capital lease obligations	—	—	—	(669)	669	—
Repayment of debt	—	(12,000)	—	(5,484)	5,484	(12,000)
Proceeds from exercise of stock options	5,148	—	—	—	—	5,148

Net cash provided by (used in) financing activities	823,423	432,993	—	188,255	(189,847)	1,254,824

INCREASE IN CASH AND CASH EQUIVALENTS	669,744	573,678	127	59,213	—	1,302,762
CASH AND CASH EQUIVALENTS, beginning of period	15,714	99,301	257	46,226	—	161,498

CASH AND CASH EQUIVALENTS, end of period	$685,458	$672,979	$384	$105,439	$—	$1,464,260

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$71,189	$76,072	$192,652	$(38,201)	$(231,087)	$70,625
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	96,187	—	—	96,187
Provision for uncollectible accounts receivable	—	64	—	—	—	64
Deferred rent expense	—	—	5,233	132	—	5,365
Cost of abandoned cell sites	—	—	702	1,367	—	2,069
Non-cash interest expense	2,505	724	473	28,566	(28,566)	3,702
Loss on disposal of assets	—	—	10,763	—	—	10,763
Gain on extinguishment of debt	—	—	(244)	—	—	(244)
Gain on sale of investments	(611)	(1,264)	—	—	—	(1,875)
Accretion of asset retirement obligation	—	—	464	5	—	469
Accretion of put option in majority-owned subsidiary	—	—	—	—	564	564
Deferred income taxes	(650)	42,442	—	—	—	41,792
Stock-based compensation expense	—	—	7,750	—	—	7,750
Changes in assets and liabilities	(47,568)	(307,695)	98,019	17,567	287,134	47,457

Net cash provided by (used in) operating activities	24,865	(189,657)	411,999	9,436	28,045	284,688
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2,700)	(414,320)	(36,844)	—	(453,864)
Change in prepaid purchases of property and equipment	—	—	2,427	—	—	2,427
Proceeds from sale of property and equipment	—	—	2,548	—	—	2,548
Purchase of investments	(280,971)	(456,117)	—	—	—	(737,088)
Proceeds from sale of investments	268,079	632,110	—	—	—	900,189
Change in restricted cash and investments	(834)	(2,416)	9	(50)	—	(3,291)
Purchases of FCC licenses	—	—	(176)	—	—	(176)
Deposits to FCC for licenses	(200,000)	—	—	—	—	(200,000)

Net cash (used in) provided by investing activities	(213,726)	170,877	(409,512)	(36,894)	—	(489,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	22,993	—	—	—	22,993
Proceeds from bridge credit agreements	200,000	—	—	—	—	200,000
Proceeds from long-term note to parent	—	—	—	30,045	(30,045)	—
Debt issuance costs	(15,313)	—	—	—	—	(15,313)
Repayment of debt	—	—	(2,446)	—	—	(2,446)
Proceeds from minority interest in majority-owned subsidiary	—	—	—	—	2,000	2,000
Proceeds from exercise of stock options	889	—	—	—	—	889

Net cash provided by (used in) financing activities	185,576	22,993	(2,446)	30,045	(28,045)	208,123

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,285)	4,213	41	2,587	—	3,556
CASH AND CASH EQUIVALENTS, beginning of period	10,623	95,772	219	6,095	—	112,709

CASH AND CASH EQUIVALENTS, end of period	$7,338	$99,985	$260	$8,682	$—	$116,265

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
     Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995, as amended, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “would,” “should,” “could,” “may,” “will,” “forecast,” and other similar expressions. These forward-looking statements are contained throughout this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:
•	the highly competitive nature of our industry;

•	the rapid technological changes in our industry;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to sustain the growth rates we are projecting;

•	our ability to access the funds necessary to build and operate our Expansion Markets;

•	our ability to construct and launch our Expansion Markets within our projected timeframes;

•	the costs associated with being a public company and our ability to comply with the internal financial and disclosure controls and reporting obligations of public companies;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to clear the Expansion Market spectrum of incumbent licensees;

•	our ability to adequately enforce or protect our intellectual property rights;

•	governmental regulation of our services and the costs of compliance and any failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management; and

•	other factors described under “Risk Factors” disclosed in “Item 1A. Risk Factors.”

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
     We are a wireless telecommunications carrier that currently offers wireless broadband personal communication services, or PCS, primarily in the greater Atlanta, Dallas/Ft. Worth, Detroit, Los Angeles, Miami, San Francisco, Sacramento and Tampa/Sarasota/Orlando metropolitan areas. We launched service in the greater Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa/Sarasota in October 2005; in Dallas/Ft. Worth in March 2006; in Detroit in April 2006; in Orlando in November 2006; and in Los Angeles in September 2007. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries (collectively, “Royal Street”), a company in which we own 85% of the limited liability company member interest and with which we have a wholesale arrangement allowing us to sell MetroPCS-branded services to the public, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We commenced commercial services in Orlando and certain portions of northern Florida in November 2006 and Los Angeles in September 2007 through our arrangements with Royal Street.
     As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses. In November 2006, we were granted advanced wireless services, or AWS, licenses covering a total unique population of approximately 117 million for an aggregate purchase price of approximately $1.4 billion. Approximately 69 million of the total licensed population associated with our Auction 66 licenses represents expansion opportunities in geographic areas outside of our current operating markets, which we refer to as our Auction 66 Markets. These new expansion opportunities in our Auction 66 Markets cover six of the 25 largest metropolitan areas in the United States. The balance of our Auction 66 Markets, which cover a population of approximately 48 million, supplements or expands the geographic boundaries of our existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 or early 2009. Our initial launch dates will vary in our Auction 66 Markets and our launch dates in the larger metropolitan areas may be accomplished in phases. Our Auction 66 Markets will entail a more extensive use of distributed antenna systems, or DAS, systems than we have deployed in the past. This, along with other factors, could result in an increase in the total capital expenditures per covered population to initially launch operations, however, we would not expect the estimate of total cash expenditures to reach free cash flow positive to be materially impacted. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, through flat rate monthly plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited nationwide long distance service, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, mobile Internet browsing, push e-mail, mobile instant messaging and picture and multimedia messaging. We offer flat rate monthly plans at $30, $35, $40, $45 and $50. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is discontinued at the end of the month that was paid for by the customer. For additional fees, we also provide international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming and other value-added services. As of September 30, 2007, over 85% of our customers have selected either our $40, $45 or $50 rate plans. Our flat rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us in the Royal Street markets. Our arrangements with Royal Street are based on a wholesale model under which we purchase up to 85% of the network capacity of Royal Street’s systems from Royal Street to allow us to offer our standard products and services in the Royal Street markets to MetroPCS customers under the MetroPCS brand name.
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
Revenues
     We derive our revenues from the following sources:
     Service. We sell wireless broadband PCS services. The various types of service revenues associated with wireless broadband PCS for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including nationwide long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, mobile Internet browsing, mobile instant messaging, push e-mail and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring activation service charges to customers.
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
     Income Taxes. As a result of our operating losses and accelerated depreciation available under federal tax laws, we have paid no significant federal or state income taxes through September 30, 2007.
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
     As of September 30, 2007, we had twelve operating segments based on geographic region within the United States: Atlanta, Dallas/Ft. Worth, Detroit, Los Angeles, Miami, Sacramento, San Francisco, Tampa/Orlando/Jacksonville, Boston, Las Vegas, New York and Philadelphia. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail and other value-added services.
     We aggregate our operating segments into two reportable segments: Core Markets and Expansion Markets.
•	Core Markets, which include Atlanta, Miami, Sacramento and San Francisco, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•	Expansion Markets, which include Dallas/Ft. Worth, Detroit, Los Angeles, Tampa/Orlando/Jacksonville, Boston, Las Vegas, New York and Philadelphia, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.
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

Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Three Months
	Ended September 30,
Reportable Operating Segment Data	2007	2006	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$358,245	$285,313	26%
Expansion Markets	130,886	47,607	175%

Total	$489,131	$332,920	47%

Equipment revenues:
Core Markets	$48,165	$50,594	(5)%
Expansion Markets	19,442	12,602	54%

Total	$67,607	$63,196	7%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1): Core Markets	$108,077	$83,498	29%
Expansion Markets	55,594	30,026	85%

Total	$163,671	$113,524	44%

Cost of equipment:
Core Markets	$87,232	$87,614	(0)%
Expansion Markets	43,947	30,368	45%

Total	$131,179	$117,982	11%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$40,651	$38,541	5%
Expansion Markets	43,845	21,679	102%

Total	$84,496	$60,220	40%

Adjusted EBITDA (Deficit)(2):
Core Markets	$170,983	$128,283	33%
Expansion Markets	13,516	(20,112)	167%
Depreciation and amortization:
Core Markets	$30,691	$28,796	7%
Expansion Markets	12,769	6,890	85%
Other	2,033	925	120%

Total	$45,493	$36,611	24%

Stock-based compensation expense:
Core Markets	$532	$2,030	(74)%
Expansion Markets	6,575	1,751	275%

Total	$7,107	$3,781	88%

Income (loss) from operations:
Core Markets	$140,752	$98,864	42%
Expansion Markets	(5,587)	(28,545)	80%
Other	(2,027)	(925)	(119)%

Total	$133,138	$69,394	92%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended September 30, 2007, cost of service includes $0.6 million and selling, general and administrative expenses includes $6.5 million of stock-based compensation expense. For the three months ended September 30, 2006, cost of service includes $0.5 million and selling, general and administrative expenses includes $3.3 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

     Service Revenues. Service revenues increased $156.2 million, or 47%, to $489.1 million for the three months ended September 30, 2007 from $332.9 million for the three months ended September 30, 2006. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $72.9 million, or 26%, to $358.2 million for the three months ended September 30, 2007 from $285.3 million for the three months ended September 30, 2006. The increase in service revenues is primarily attributable to net additions of approximately 404,000 customers for the twelve months ended September 30, 2007, which accounted for $50.8 million of the Core Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $5.4 million of the Core Markets increase. In addition, E-911, Federal Universal Service Fund, or FUSF, vendor’s compensation and activation revenues increased approximately $16.7 million during the three months ended September 30, 2007 compared to the same period in 2006 primarily as a result of the increase in customers during the twelve months ended September 30, 2007 and higher FUSF rates.

•	Expansion Markets. Expansion Markets service revenues increased $83.3 million, or 175%, to $130.9 million for the three months ended September 30, 2007 from $47.6 million for the three months ended September 30, 2006. The increase in service revenues is primarily attributable to net additions of approximately 644,000 customers for the twelve months ended September 30, 2007, which accounted for $69.3 million of the Expansion Markets increase. In addition, the migration of existing customers to higher priced rate plans accounting for $14.0 million of the Expansion Markets increase.

The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 and $50 rate plans.
     Equipment Revenues. Equipment revenues increased $4.4 million, or 7%, to $67.6 million for the three months ended September 30, 2007 from $63.2 million for the three months ended September 30, 2006. The increase is due primarily to an increase in Expansion Markets equipment revenues, partially offset by a decrease in Core Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues decreased $2.4 million, or 5%, to $48.2 million for the three months ended September 30, 2007 from $50.6 million for the three months ended September 30, 2006. The decrease in equipment revenues is primarily attributable to the sale of lower priced handset models which accounted for $6.7 million of the decrease. This decrease in equipment revenues was partially offset by an increase in gross additions of approximately 32,000 customers for the three months ended September 30, 2007 as compared to the same period in 2006 which accounted for $4.3 million.

•	Expansion Markets. Expansion Markets equipment revenues increased $6.8 million, or 54%, to $19.4 million for the three months ended September 30, 2007 from $12.6 million for the three months ended September 30, 2006. The increase in equipment revenues is primarily attributable to an increase in gross additions of approximately 63,000 customers for the three months ended September 30, 2007 as compared to the same period in 2006, which accounted for $4.1 million of the Expansion Markets increase, coupled with the sale of higher priced handset models accounting for $2.7 million of the Expansion Markets increase.
     Cost of Service. Cost of service increased $50.2 million, or 44%, to $163.7 million for the three months ended September 30, 2007 from $113.5 million for the three months ended September 30, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $24.6 million, or 29%, to $108.1 million for the three months ended September 30, 2007 from $83.5 million for the three months ended September 30, 2006. Core Markets cost of service (excluding E-911 and FUSF expenses) increased $8.9 million, or 12%, to $82.9 million for the three months ended September 30, 2007 from $74.0 million for the three months ended September 30, 2006. The increase was primarily attributable to a $4.7 million increase in customer service expense, a $1.8 million increase in cell site and switch facility lease expense and a $1.1 million increase in intercarrier compensation, all of which are as a result of the 19% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended September 30, 2007. In addition, E-911 and FUSF expenses increased approximately $15.7 million during the three months ended September 30, 2007 compared to the same period in 2006 primarily as a result of the increase in customers during the twelve months ended September 30, 2007 and higher FUSF rates.

•	Expansion Markets. Expansion Markets cost of service increased $25.6 million, or 85%, to $55.6 million for the three months ended September 30, 2007 from $30.0 million for the three months ended September 30, 2006. The increase was attributable to the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006 and the launch of service in the Los Angeles metropolitan area in

September 2007 as well as substantial net additions in other Expansion Markets. The Expansion Markets contributed to net additions of approximately 644,000 customers during the twelve months ended September 30, 2007. The increase in cost of service is primarily attributable to a $7.5 million increase in cell site and switch facility lease expense, a $4.6 million increase in customer service expense, a $3.7 million increase in intercarrier compensation, a $3.0 million increase in employee costs, a $2.6 million increase in long distance costs and a $1.4 million increase in billing expenses.
     Cost of Equipment. Cost of equipment increased $13.2 million, or 11%, to $131.2 million for the three months ended September 30, 2007 from $118.0 million for the three months ended September 30, 2006. The increase is due primarily to an increase in Expansion Markets cost of equipment, partially offset by a slight decrease in Core Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment decreased $0.4 million to $87.2 million for the three months ended September 30, 2007 from $87.6 million for the three months ended September 30, 2006. The decrease in cost of equipment is primarily attributable to the sale of lower priced handset models which accounted for $7.8 million of the decrease. This decrease in cost of equipment was partially offset by an increase in gross additions of approximately 32,000 customers for the three months ended September 30, 2007 as compared to the same period in 2006 which accounted for an increase of $7.4 million.

•	Expansion Markets. Expansion Markets cost of equipment increased $13.6 million, or 45%, to $44.0 million for the three months ended September 30, 2007 from $30.4 million for the three months ended September 30, 2006. The Expansion Markets contributed to an increase in gross additions of approximately 63,000 customers for the three months ended September 30, 2007 as compared to the same period in 2006 which accounted for $9.9 million of the Expansion Markets increase, coupled with the sale of higher priced handset models accounting for $3.7 million of the Expansion Markets increase.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $24.3 million, or 40%, to $84.5 million for the three months ended September 30, 2007 from $60.2 million for the three months ended September 30, 2006. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $2.1 million, or 5%, to $40.6 million for the three months ended September 30, 2007 from $38.5 million for the three months ended September 30, 2006. Selling expenses increased by $2.1 million, or approximately 12% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in selling expenses is primarily due to a $2.0 million increase in marketing and advertising expenses incurred to support the growth in the Core Markets. General and administrative expenses remained relatively flat for the three months ended September 30, 2007 compared to the same period in 2006.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $22.2 million, or 102%, to $43.9 million for the three months ended September 30, 2007 from $21.7 million for the three months ended September 30, 2006. Selling expenses increased by $7.5 million, or approximately 86% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase is primarily due to a $4.2 million increase in marketing and advertising expenses related to the Expansion Markets as well as higher labor costs of $2.3 million. General and administrative expenses increased by $14.7 million, or approximately 113% for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to a $1.2 million increase in labor costs, a $1.1 million increase in property taxes, a $0.9 million increase in credit card transaction fees as well as an increase in various administrative expenses incurred in relation to the growth in the Expansion Markets, including the launch of service in the Los Angeles metropolitan area and build-out expenses related to the New York, Philadelphia, Boston and Las Vegas metropolitan areas.
     Depreciation and Amortization. Depreciation and amortization expense increased $8.9 million, or 24%, to $45.5 million for the three months ended September 30, 2007 from $36.6 million for the three months ended September 30, 2006. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:

•	Core Markets. Core Markets depreciation and amortization expense increased $1.9 million, or 7%, to $30.7 million for the three months ended September 30, 2007 from $28.8 million for the three months ended September 30, 2006. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended September 30, 2007.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $5.9 million, or 85%, to $12.8 million for the three months ended September 30, 2007 from $6.9 million for the three months ended September 30, 2006. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended September 30, 2007 driven by primarily by the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area and the launch of service in the Los Angeles metropolitan area.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $3.3 million, or 88%, to $7.1 million for the three months ended September 30, 2007 from $3.8 million for the three months ended September 30, 2006. The increase is due primarily to increases in Expansion Markets stock-based compensation expense, partially offset by decreases in Core Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense decreased $1.5 million, or 74%, to $0.5 million for the three months ended September 30, 2007 from $2.0 million for the three months ended September 30, 2006. The decrease is primarily related to the allocation of quarter expense from the Core Markets to the Expansion Markets.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $4.8 million, or 275%, to $6.6 million for the three months ended September 30, 2007 from $1.8 million for the three months ended September 30, 2006. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the twelve months ended September 30, 2007 as well as the allocation of quarter expense to the Expansion Markets from the Core Markets.

	Three Months
	Ended September 30,
Consolidated Data	2007	2006	Change
	(in thousands)
Interest expense	54,574	24,811	120%
Impairment loss on investment securities	15,007	—	* *
Provision for income taxes	33,512	19,500	72%
Net income	53,108	29,266	81%

* *  Not meaningful.
     Interest Expense. Interest expense increased $29.8 million, or 120%, to $54.6 million for the three months ended September 30, 2007 from $24.8 million for the three months ended September 30, 2006. The increase in interest expense was primarily due to an increased average principal balance outstanding as a result of borrowings of $1.6 billion under our senior secured credit facility and the issuance of $1.0 billion of 9 1/4% Senior Notes due 2014, or the initial notes, during the fourth quarter of 2006. The Company also issued an additional $400 million of the 9 1/4% Senior Notes due 2014, or the additional notes, during the second quarter of 2007 resulting in an average debt outstanding for the three months ended September 30, 2007 of $3.0 billion. The average debt outstanding under our previous debt facilities for the three months ending September 30, 2006 was $1.1 billion. The weighted average interest rate decreased to 8.13% for the three months ended September 30, 2007 compared to 10.99% for the three months ended September 30, 2006 as a result of the borrowing rates under the senior secured credit facility, issuance of the initial notes and additional notes, referred to together as the 9 1/4% senior notes, and the impact of the interest rate hedge. The increase in interest expense was partially offset by the capitalization of $8.4 million of interest during the three months ended September 30, 2007, compared to $7.6 million of interest capitalized during the same period in 2006. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of the Auction 66 Markets.
     Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. For example, we have made investments of approximately $134.0 million in certain “AAA” rated auction rate securities that are collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. As a result of the lack of liquidity in this market, these securities have failed to attract a buyer at scheduled auctions for these securities. As a result, we recognized an other-than-temporary impairment loss on investment securities in the amount of $15.0 million during the period ended September 30, 2007.
     Provision for Income Taxes. Income tax expense for the three months ended September 30, 2007 increased to $33.5 million, which is approximately 39% of our income before provision for income taxes. For the three months ended September 30, 2006 the provision for income taxes was $19.5 million, or approximately 40% of income before provision for income taxes.
     Net Income. Net income increased $23.8 million, or 81%, to $53.1 million for the three months ended September 30, 2007 compared to $29.3 million for the three months ended September 30, 2006. The increase is primarily attributable to a 40% growth in customers during the twelve months ended September 30, 2007 which contributed to an increase in net income during the third quarter of 2007. In addition, the increase in operating income was achieved through cost benefits due to the increase scale of our business in the Core and Expansion Markets. However, these benefits have been partially offset by an increase in interest expense due to a increase in the Company’s average debt outstanding for the three months ended September 30, 2007 compared to the same period in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Nine Months
	Ended September 30,
Reportable Operating Segment Data	2007	2006	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$1,051,727	$831,053	27%
Expansion Markets	356,261	85,126	319%

Total	$1,407,988	$916,179	54%

Equipment revenues:
Core Markets	$168,535	$149,200	13%
Expansion Markets	68,077	28,392	140%

Total	$236,612	$177,592	33%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$319,123	$244,636	30%
Expansion Markets	152,110	68,874	121%

Total	$471,233	$313,510	50%

Cost of equipment:
Core Markets	$290,160	$261,258	11%
Expansion Markets	147,765	69,640	112%

Total	$437,925	$330,898	32%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$128,335	$114,021	13%
Expansion Markets	111,815	57,900	93%

Total	$240,150	$171,921	40%

Adjusted EBITDA (Deficit)(2):
Core Markets	$489,175	$364,585	34%
Expansion Markets	25,088	(79,393)	132%
Depreciation and amortization:
Core Markets	$87,008	$80,467	8%
Expansion Markets	34,365	13,381	157%
Other	4,623	2,339	98%

Total	$125,996	$96,187	31%

Stock-based compensation expense:
Core Markets	$6,532	$4,246	54%
Expansion Markets	12,439	3,504	255%

Total	$18,971	$7,750	145%

Income (loss) from operations:
Core Markets	$394,378	$269,735	46%
Expansion Markets	(21,670)	(96,904)	78%
Other	(4,831)	(2,339)	(107)%

Total	$367,877	$170,492	116%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the nine months ended September 30, 2007, cost of service includes $1.3 million and selling, general and administrative expenses includes $17.7 million of stock-based compensation expense. For the nine months ended September 30, 2006, cost of service includes $1.0 million and selling, general and administrative expenses includes $6.8 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

     Service Revenues. Service revenues increased $491.8 million, or 54%, to $1.4 billion for the nine months ended September 30, 2007 from $916.2 million for the nine months ended September 30, 2006. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $220.6 million, or 27%, to $1.1 billion for the nine months ended September 30, 2007 from $831.1 million for the nine months ended September 30, 2006. The increase in service revenues is primarily attributable to net additions of approximately 404,000 customers for the twelve months ended September 30, 2007, which accounted for $147.8 million of the Core Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $28.2 million of the Core Markets increase. In addition, E-911, FUSF, vendor’s compensation and activation revenues increased approximately $44.6 million during the nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of the increase in customers during the twelve months ended September 30, 2007 and higher FUSF rates.

•	Expansion Markets. Expansion Markets service revenues increased $271.2 million, or 319%, to $356.3 million for the nine months ended September 30, 2007 from $85.1 million for the nine months ended September 30, 2006. The increase in service revenues is primarily attributable to net additions of approximately 644,000 customers for the twelve months ended September 30, 2007, which accounted for $124.0 million of the Expansion Markets increase, coupled the migration of existing customers to higher priced rate plans accounting for $147.2 million of the Expansion Markets increase.

The increase in customers migrating to higher priced rate plans is primarily the result of our emphasis on offering additional services under our $45 and $50 rate plans.
     Equipment Revenues. Equipment revenues increased $59.0 million, or 33%, to $236.6 million for the nine months ended September 30, 2007 from $177.6 million for the nine months ended September 30, 2006. The increase is due to increase in Core Markets and Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues increased $19.3 million, or 13%, to $168.5 million for the nine months ended September 30, 2007 from $149.2 million for the nine months ended September 30, 2006. The increase in equipment revenues is primarily attributable to an increase in gross additions of approximately 112,000 customers for the nine months ended September 30, 2007 as compared to the same period in 2006, which accounted for $14.2 million of the increase, coupled with the sale of higher priced handset models accounting for $5.1 million of the increase.

•	Expansion Markets. Expansion Markets equipment revenues increased $39.7 million, or 140%, to $68.1 million for the nine months ended September 30, 2007 from $28.4 million for the nine months ended September 30, 2006. The increase in equipment revenues is primarily attributable an increase in gross additions of approximately 402,000 customers for the nine months ended September 30, 2007 as compared to the same period in 2006, which accounted for $24.3 million of the Expansion Markets increase, coupled with the sale of higher priced handset models accounting for $15.4 million of the Expansion Markets increase.
     Cost of Service. Cost of service increased $157.7 million, or 50%, to $471.2 million for the nine months ended September 30, 2007 from $313.5 million for the nine months ended September 30, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $74.5 million, or 30%, to $319.1 million for the nine months ended September 30, 2007 from $244.6 million for the nine months ended September 30, 2006. Core Markets cost of service (excluding E-911 and FUSF expenses) increased $32.6 million, or 15%, to $247.4 million for the nine months ended September 30, 2007 from $214.8 million for the nine months ended September 30, 2006. The increase was primarily attributable to a $12.6 million increase in customer service expense, a $6.9 million increase in cell site and switch facility lease expense and a $2.9 million increase in long distance cost, all of which are as a result on the 19% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended September 30, 2007. In addition, E-911 and FUSF expenses increased approximately $41.9 million during the nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of the increase in customers during the twelve months ended September 30, 2007 and higher FUSF rates.

•	Expansion Markets. Expansion Markets cost of service increased $83.2 million, or 121%, to $152.1 million for the nine months ended September 30, 2007 from $68.9 million for the nine months ended September 30, 2006. The increase was attributable to the launch of the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006, the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006 and the launch of service in the Los Angeles metropolitan area in

September 2007 as well as substantial net additions in other Expansion Markets. The Expansion Markets contributed to net additions of approximately 644,000 customers during the twelve months ended September 30, 2007. The increase in cost of service is primarily attributable to a $19.6 million increase in cell site and switch facility lease expense, a $14.5 million increase in customer service expense, a $13.0 million increase in intercarrier compensation, a $10.7 million increase in long distance cost, a $8.6 million increase in employee costs and a $5.1 million increase in billing expenses.
     Cost of Equipment. Cost of equipment increased $107.0 million, or 32%, to $437.9 million for the nine months ended September 30, 2007 from $330.9 million for the nine months ended September 30, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $28.9 million, or 11%, to $290.2 million for the nine months ended September 30, 2007 from $261.3 million for the nine months ended September 30, 2006. The increase in equipment costs is primarily attributable to the increase in gross customer additions during the nine months ended September 30, 2007 of approximately 112,000 customers as compared to the same period in 2006, which accounted for $24.8 million of the increase, coupled with the sale of higher priced handset models accounting for $4.1 million of the Core Markets increase.

•	Expansion Markets. Expansion Markets cost of equipment increased $78.1 million, or 112%, to $147.7 million for the nine months ended September 30, 2007 from $69.6 million for the nine months ended September 30, 2006. The Expansion Markets contributed to an increase in gross additions of approximately 402,000 customers for the nine months ended September 30, 2007 as compared to the same period in 2006 which accounted for $59.5 million of the Expansion Markets increase, coupled with the sale of higher priced handset models accounting for $18.6 million of the Expansion Markets increase.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $68.2 million, or 40%, to $240.1 million for the nine months ended September 30, 2007 from $171.9 million for the nine months ended September 30, 2006. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $14.3 million, or 13%, to $128.3 million for the nine months ended September 30, 2007 from $114.0 million for the nine months ended September 30, 2006. Selling expenses increased by $6.5 million, or approximately 13% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in selling expenses is primarily due to a $3.1 million increase in marketing and advertising expenses as well as higher labor costs of $1.9 million incurred to support the growth in the Core Markets. General and administrative expenses increased $7.8 million, or approximately 12% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in general and administrative expenses is primarily due to an increase in credit card transaction fees and insurance cost as well as an increase in various other administrative expenses.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $53.9 million, or 93%, to $111.8 million for the nine months ended September 30, 2007 from $57.9 million for the nine months ended September 30, 2006. Selling expenses increased by $19.8 million, or approximately 86%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase is primarily due to a $8.7 million increase in marketing and advertising expenses related to the growth in the Expansion Markets as well as higher labor costs of $8.3 million. General and administrative expenses increased by $34.1 million, or approximately 98% for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to a $3.6 million increase in labor costs, a $2.8 million increase in property taxes, a $2.5 million increase in credit card transaction fees as well as an increase in various administrative expenses incurred in relation to the growth in the Expansion Markets, including the launch of service in the Los Angeles metropolitan area and build-out expenses related to the New York, Philadelphia, Boston and Las Vegas metropolitan areas.
     Depreciation and Amortization. Depreciation and amortization expense increased $29.8 million, or 31%, to $126.0 million for the nine months ended September 30, 2007 from $96.2 million for the nine months ended

September 30, 2006. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $6.5 million, or 8%, to $87.0 million for the nine months ended September 30, 2007 from $80.5 million for the nine months ended September 30, 2006. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended September 30, 2007.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $21.0 million, or 157%, to $34.4 million for the nine months ended September 30, 2007 from $13.4 million for the nine months ended September 30, 2006. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended September 30, 2007 driven in part by the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area and the launch of service in the Los Angeles metropolitan area.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $11.2 million, or 145%, to $19.0 million for the nine months ended September 30, 2007 from $7.8 million for the nine months ended September 30, 2006. The increase is due primarily to increases in Core Markets and Expansion Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense increased $2.3 million, or 54%, to $6.5 million for the nine months ended September 30, 2007 from $4.2 million for the nine months ended September 30, 2006. The increase is primarily related to an increase in stock options granted throughout the twelve months ended September 30, 2007, partially offset by the allocation of year-to-date expense from the Core Markets to the Expansion Markets.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $8.9 million, or 255%, to $12.4 million for the nine months ended September 30, 2007 from $3.5 million for the nine months ended September 30, 2006. The increase is primarily related to an increase in stock options granted throughout the twelve months ended September 30, 2007 as well as the allocation of year-to-date expense to the Expansion Markets from the Core Markets.

	Nine Months
	Ended September 30,
Consolidated Data	2007	2006	Change
	(in thousands)
Loss on disposal of assets	1,419	10,763	(87)%
Interest expense	152,718	67,408	127%
Impairment loss on investment securities	15,007	—	* *
Provision for income taxes	96,820	47,245	105%
Net income	147,554	70,625	109%

* *  Not meaningful.
     Loss on disposal of assets.. Loss on disposal of assets decreased $9.3 million, or approximately 87%, to $1.4 million for the nine months ended September 30, 2007 from $10.8 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, certain network technology related to our cell sites in certain markets was retired and replaced with new technology.
     Interest Expense. Interest expense increased $85.3 million, or 127%, to $152.7 million for the nine months ended September 30, 2007 from $67.4 million for the nine months ended September 30, 2006. The increase in interest expense was primarily due to an increased average principal balance outstanding as a result of borrowings of $1.6 billion under our senior secured credit facility and the issuance of the initial notes during the fourth quarter of 2006. The Company also issued the additional notes during the second quarter of 2007 resulting in an average debt outstanding for the nine months ended September 30, 2007 of $2.8 billion. The average debt outstanding under our previous debt facilities for the nine months ending September 30, 2006 was $960.1 million. The weighted average interest rate decreased to 8.16% for the nine months ended September 30, 2007 compared to 10.67% for the nine months ended September 30, 2006 as a result of the borrowing rates under the senior secured credit facility, the 9 1/4% senior notes and the impact of the interest rate hedge. The increase in interest expense was partially offset by the capitalization of $21.2 million of interest during the nine months ended September 30, 2007, compared to $11.6 million of interest capitalized during the same period in 2006. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of the Auction 66 Markets.
      Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. For example, we have made investments of approximately $134.0 million in certain “AAA” rated auction rate securities that are collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. As a result of the lack of liquidity in this market, these securities have failed to attract a buyer at scheduled auctions for these securities. As a result, we recognized an other-than-temporary impairment loss on investment securities in the amount of $15.0 million during the period ended September 30, 2007.
     Provision for Income Taxes. Income tax expense for the nine months ended September 30, 2007 increased to $96.8 million, which is approximately 40% of our income before provision for income taxes. For the nine months ended September 30, 2006 the provision for income taxes was $47.2 million, or approximately 40% of income before provision for income taxes.
     Net Income. Net income increased $76.9 million, or 109%, to $147.5 million for the nine months ended September 30, 2007 compared to $70.6 million for the nine months ended September 30, 2006. The increase is primarily attributable to a 40% growth in customers during the twelve months ended September 30, 2007 which contributed to an increase in net income. In addition, the increase in operating income was achieved through cost benefits due to the increasing scale of our business in the Core and Expansion Markets. However, these benefits have been partially offset by an increase in interest expense due to a increase in the Company’s average debt outstanding for the nine months ended September 30, 2007 compared to the same period in 2006.
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
     The following table shows consolidated metric information for the three and nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Customers:
End of period	3,664,218	2,616,532	3,664,218	2,616,532
Net additions	114,302	197,623	723,232	691,911
Churn:
Average monthly rate	5.2%	5.0%	4.7%	4.7%
ARPU	$42.77	$42.78	$43.22	$42.91
CPGA	$125.92	$120.29	$118.99	$116.56
CPU	$17.81	$19.15	$18.11	$19.65
     Customers. Net customer additions were 114,302 for the three months ended September 30, 2007, compared to 197,623 for the three months ended September 30, 2006, a decrease of 42%. Net customer additions were 723,232 for the nine months ended September 30, 2007, compared to 691,911 for the nine months ended September 30, 2006, an increase of 5%. Total customers were 3,664,218 as of September 30, 2007, an increase of 40% over the customer total as of September 30, 2006 and 25% over the customer total as of December 31, 2006. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in the expansion of the Tampa/Sarasota metropolitan area to include the Orlando metropolitan area in November 2006. We are seeing signs of an economic slowdown that could result in a 20% - 30% reduction in net additions during the fourth quarter of 2007.
     Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by

(b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count that phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended September 30, 2007 was 5.2% compared to 5.0% for the three months ended September 30, 2006. Churn increased 0.2% for the three months ended September 30, 2007 over the three months ended September 30, 2006 due to normal historical trends related to the maturity of our markets coupled with continued disconnects from the significant increase in gross additions in the first quarter of 2007 compared to the first quarter of 2006. Churn for the nine months ended September 30, 2007 was 4.7% compared to 4.7% for the nine months ended September 30, 2006. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. Average monthly churn rate for selected traditional wireless carriers ranges from 1.0% to 2.6% for post-pay customers and over 6.0% for pre-pay customers based on public filings or press releases.
     Average Revenue Per User. ARPU represents (a) service revenues less activation revenues, E-911, FUSF, and vendor’s compensation charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $42.77 and $42.78 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $0.01. ARPU was $43.22 and $42.91 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $0.31, or 1%. The increase in ARPU for the nine months ended September 30, 2007, was primarily the result of attracting customers to higher priced rate plans. At September 30, 2007, over 85% of our customers were on the $40 or higher rate plan.
     Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs have increased to $125.92 for the three months ended September 30, 2007 from $120.29 for the three months ended September 30, 2006, which was primarily driven by the selling expenses associated with the customer growth in our Expansion Markets. CPGA costs have increased to $118.99 for the nine months ended September 30, 2007 from $116.56 for the nine months ended September 30, 2006, which was primarily driven by the selling expenses associated with the customer growth in our Expansion Markets.
     Cost Per User. CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the sum of the average monthly number of customers during such period. CPU for the three months ended September 30, 2007 and 2006 was $17.81 and $19.15, respectively. CPU for the nine months ended September 30, 2007 and 2006 was $18.11 and $19.65, respectively. We continue to achieve cost benefits due to the increasing scale of our business, which contributed to the decrease in CPU for the three and nine months ended September 30, 2007. However, these benefits have been partially offset by construction and operating expenses associated with our Expansion Markets, which contributed approximately $3.36 and $3.12 of additional CPU for the three and nine months ended September 30, 2007, respectively.
Core Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Core Markets Customers:
End of period	2,578,019	2,174,264	2,578,019	2,174,264
Net additions	35,729	55,096	277,061	302,599
Core Markets Adjusted EBITDA	$170,983	$128,283	$489,175	$364,585
Core Markets Adjusted EBITDA as a Percent of Service Revenues	47.7%	45.0%	46.5%	43.9%

     We launched our service initially in 2002 in the greater Miami, Atlanta, Sacramento and San Francisco metropolitan areas. Our Core Markets have a licensed population of approximately 26 million, of which our networks currently cover approximately 23 million.
     Customers. Net customer additions in our Core Markets were 35,729 for the three months ended September 30, 2007, compared to 55,096 for the three months ended September 30, 2006. Net customer additions in our Core Markets were 277,061 for the nine months ended September 30, 2007, compared to 302,599 for the nine months ended September 30, 2006. Total customers were 2,578,019 as of September 30, 2007, an increase of 19% over the customer total as of September 30, 2006 and 12% over the customer total as of December 31, 2006. The increase in total customers is primarily attributable to the continued demand for our service offerings.
     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended September 30, 2007, Core Markets Adjusted EBITDA was $171.0 million compared to $128.3 million for the same period in 2006. For the nine months ended September 30, 2007, Core Markets Adjusted EBITDA was $489.2 million compared to $364.6 million for the same period in 2006. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the three months ended September 30, 2007 and 2006 were 47.7% and 45.0%, respectively. Core Markets Adjusted EBITDA as a percent of service revenues for the nine months ended September 30, 2007 and 2006 were 46.5% and 43.9%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.
Expansion Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Expansion Markets:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Expansion Markets Customers:
End of period	1,086,199	442,268	1,086,199	442,268
Net additions	78,573	142,527	446,171	389,312
Expansion Markets Adjusted EBITDA (Deficit)	$13,516	$(20,112)	$25,088	$(79,393)
Expansion Markets Adjusted EBITDA as a Percent of Service Revenues	10.3%	NM	7.0%	NM
     Customers. Net customer additions in our Expansion Markets were 78,573 for the three months ended September 30, 2007, compared to 142,527 for the three months ended September 30, 2006. The decrease in net customer additions is the result of the fact that our markets historically have experienced greater net additions in the first twelve months following the launch of services. Net customer additions in our Expansion Markets were 446,171 for the nine months ended September 30, 2007, compared to 389,312 for the nine months ended September 30, 2006. Total customers were 1,086,199 as of September 30, 2007, an increase of 146% over the customer total as of September 30, 2006 and a 70% over the customer total as of December 31, 2006. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in the expansion of the Tampa/Sarasota metropolitan area to include the Orlando metropolitan area in November 2006.
     Adjusted EBITDA (Deficit). Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended September 30, 2007, Expansion Markets Adjusted EBITDA was $13.5 million compared to an Adjusted EBITDA deficit of $20.1 million for the same period in 2006. For the nine months ended September 30, 2007, Expansion Markets Adjusted EBITDA was $25.1 million compared to an Adjusted EBITDA deficit of $79.4 million for the same period in 2006. The increase in Adjusted EBITDA, when compared to the same periods in the previous year, was attributable to the growth in service revenues in the Dallas/Ft. Worth, Detroit and Tampa/Sarasota/Orlando metropolitan areas as well as the achievement of cost benefits due to the increasing scale of our business in the Expansion Markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Expansion Markets Adjusted EBITDA as a percent of service revenues for the three months ended September 30, 2007 was 10.3%. Expansion Markets Adjusted EBITDA as a percent of service revenues for the nine months ended September 30, 2007 was 7.0%. Consistent with the increase in Expansion Markets Adjusted EBITDA, we continue to experience corresponding increases in Expansion Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Expansion Markets.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands, except average number
	of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$489,131	$332,920	$1,407,988	$916,179
Less:
Activation revenues	(2,995)	(2,123)	(8,137)	(6,026)
E-911, FUSF and vendor’s compensation charges	(25,215)	(9,512)	(71,206)	(29,222)

Net service revenues	$460,921	$321,285	$1,328,645	$880,931
Divided by: Average number of customers	3,592,045	2,503,423	3,416,036	2,281,261

ARPU	$42.77	$42.78	$43.22	$42.91

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands, except gross customer
	additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$35,625	$26,062	$99,096	$72,796
Less: Activation revenues	(2,995)	(2,123)	(8,137)	(6,026)
Less: Equipment revenues	(67,607)	(63,196)	(236,612)	(177,592)
Add: Equipment revenue not associated with new customers	31,590	28,802	107,492	80,571
Add: Cost of equipment	131,179	117,982	437,925	330,898
Less: Equipment costs not associated with new customers	(43,254)	(38,259)	(142,218)	(108,292)

Gross addition expenses	$84,538	$69,268	$257,546	$192,355
Divided by: Gross customer additions	671,379	575,820	2,164,511	1,650,282

CPGA	$125.92	$120.29	$118.99	$116.56

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands, except average number
	of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$163,671	$113,524	$471,233	$313,510
Add: General and administrative expense	48,871	34,158	141,054	99,125
Add: Net loss on equipment transactions unrelated to initial customer acquisition	11,664	9,457	34,726	27,721
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(7,107)	(3,781)	(18,971)	(7,750)
Less: E-911, FUSF and vendor’s compensation revenues	(25,215)	(9,512)	(71,206)	(29,222)

Total costs used in the calculation of CPU	$191,884	$143,846	$556,836	$403,384
Divided by: Average number of customers	3,592,045	2,503,423	3,416,036	2,281,261

CPU	$17.81	$19.15	$18.11	$19.65

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments and cash generated from operations. At September 30, 2007, we had a total of approximately $1.7 billion in cash, cash equivalents and short-term investments.
     We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. For example, we have made investments of approximately $134.0 million in certain “AAA” rated auction rate securities that are collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. As a result of the lack of liquidity in this market, these securities have failed to attract a buyer at scheduled auctions for these securities. As a result, we recognized an other-than-temporary impairment loss on investment securities in the amount of $15.0 million during the period ended September 30, 2007. Such loss increased $17.1 million during the one month ended October 31, 2007 based on statements received from our broker. Management believes that any future additional impairment charges will not have a material effect on our liquidity.
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
     As a result of the acquisition of the spectrum licenses from Auction 66 and the opportunities that these licenses provide for us to expand our operations into major metropolitan markets, we will require significant additional capital in the future to finance the construction and initial operating costs associated with such licenses, including clearing costs associated with non-governmental incumbent licenses which we currently estimate to be between approximately $40 million and $60 million. We generally do not intend to commence the construction of any individual license area until we have sufficient funds available to provide for the related construction and operating costs associated with such license area. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 or early 2009. Our initial launch dates will vary in our Auction 66 Markets and our launch dates in the larger metropolitan areas may be accomplished in phases. Our Auction 66 Markets will entail a more extensive use of DAS systems than we have deployed in the past. This, along with other factors, could result in an increase in the total capital expenditures per covered population to initially launch operations, however, we would not expect the estimate of total cash expenditures to reach free cash flow positive to be materially impacted. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the first nine months of 2007 were approximately $525.7 million and aggregate capital expenditures for 2006 were approximately $550.7 million. These expenditures were primarily associated with the construction of the network infrastructure in our Expansion Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites and switches. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new Expansion Markets have attractive demographics which will result in increased revenues.
     As of September 30, 2007, we owed an aggregate of approximately $3.0 billion under our senior secured credit facility and 9 1/4% senior notes. On February 20, 2007, MetroPCS Wireless, Inc. entered into an amendment to the senior secured credit facility. Under the amendment, the margin on the base rate used to determine the senior secured credit facility interest rate was reduced to 2.25% from 2.50%. On June 6, 2007, MetroPCS Wireless, Inc. completed the sale of the additional notes at a price equal to 105.875% of the principal amount of such additional notes with approximately $421.0 million in net proceeds.

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
     We consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present this discussion of Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. If our Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended September 30, 2007, our senior secured leverage ratio was 2.25 to 1.0, which means for every $1.00 of Adjusted EBITDA we had $2.25 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for, operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.
     The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three and nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$53,108	$29,266	$147,554	$70,625
Adjustments:
Depreciation and amortization	45,493	36,611	125,996	96,187
(Gain) loss on disposal of assets	(1,239)	(1,615)	1,419	10,763
Stock-based compensation expense (1)	7,107	3,781	18,971	7,750
Interest expense	54,574	24,811	152,718	67,408
Accretion of put option in majority-owned subsidiary (1)	254	203	746	564
Interest and other income	(23,317)	(4,386)	(44,968)	(15,106)
Impairment loss on investment securities	15,007	—	15,007	—
Gain on extinguishment of debt	—	—	—	(244)
Provision for income taxes	33,512	19,500	96,820	47,245

Consolidated Adjusted EBITDA	$184,499	$108,171	$514,263	$285,192

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.

     In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three and nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$173,141	$85,620	$440,450	$284,688
Adjustments:
Interest expense	54,574	24,811	152,718	67,408
Non-cash interest expense	(608)	(2,926)	(2,657)	(3,702)
Interest and other income	(23,317)	(4,386)	(44,968)	(15,106)
Recovery of (provision for) uncollectible accounts receivable	(7)	47	(30)	(64)
Deferred rent expense	(2,316)	(1,989)	(6,582)	(5,365)
Cost of abandoned cell sites	(1,044)	(1,431)	(4,876)	(2,069)
Accretion of asset retirement obligation	(327)	(171)	(899)	(469)
Gain on sale of investments	6,282	607	8,523	1,875
Provision for income taxes	33,512	19,500	96,820	47,245
Deferred income taxes	(33,100)	(15,296)	(95,257)	(41,792)
Changes in working capital	(22,291)	3,785	(28,979)	(47,457)

Consolidated Adjusted EBITDA	$184,499	$108,171	$514,263	$285,192

Operating Activities
     Cash provided by operating activities was $440.5 million during the nine months ended September 30, 2007 compared to $284.7 million during the nine months ended September 30, 2006. The increase was primarily attributable to a 109% increase in net income and a 128% increase in deferred income taxes during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
Investing Activities
     Cash used in investing activities was $392.5 million during the nine months ended September 30, 2007 compared to $489.3 million during the nine months ended September 30, 2006. The decrease was due primarily to a $200.0 million decrease in deposits to FCC for licenses, partially offset by a $83.8 million increase in purchases of property and equipment which was primarily related to the construction of the Expansion Markets as well as a $20.1 million increase in investment activity.
Financing Activities
     Cash provided by financing activities was $1.3 billion during the nine months ended September 30, 2007 compared to $208.1 million during the nine months ended September 30, 2006. This increase was due primarily to $818.3 million in net proceeds from the company’s initial public offering that was completed in April 2007 and $421.0 million in net proceeds from the Additional Notes that were issued in June 2007. These increases were partially offset by a $200.0 million decrease in net proceeds from the bridge credit agreements.
Capital Expenditures and Other Asset Acquisitions and Dispositions
     Capital Expenditures. We and Royal Street expect to incur approximately $600 million in capital expenditures for the year ending December 31, 2007 in our Core and Expansion Markets. In addition we expect to incur approximately $225 million in capital expenditures for the year ending December 31, 2007 in our Auction 66 Markets.
     During the nine months ended September 30, 2007, we and Royal Street incurred $525.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Boston, Las Vegas, New York and Philadelphia Expansion Markets.

     During the year ended December 31, 2006, we had incurred $550.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Dallas/Ft. Worth, Detroit and Orlando Expansion Markets that we launched in 2006, as well as the Los Angeles Expansion Market.
     Other Acquisitions and Dispositions. We had no significant acquisitions or dispositions during the nine months ended September 30, 2007 and 2006.
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
Michigan Business Tax
     On July 12, 2007, the Michigan Governor signed into law a new Michigan Business Tax (“MBT Act”) which restructures the state business tax by replacing the Michigan Single Business Tax with a new two-part tax on business income and modified gross receipts, collectively referred to as the (“BIT/GRT tax”). On September 30, 2007, the Michigan Governor signed into law a BIT/GRT tax future deduction which is intended to offset the increased deferred tax liability and expense associated with the MBT Act. Because the main provision of the BIT/GRT tax imposes a two-part tax on business income and modified gross receipts, we believe the BIT/GRT tax and related future deduction should be accounted for under the provisions of SFAS No. 109 regarding the recognition of deferred taxes. In accordance with SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of the MBT Act is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes July 12 and September 30, 2007. We recorded a deferred tax liability and offsetting asset of $3.1 million as of September 30, 2007 relating to the MBT Act and future deduction.
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

     As of September 30, 2007, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of September 30, 2007 was 7.370%. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate swap agreement expires in 2010. If market LIBOR rates increase 100 basis points over the rates in effect at September 30, 2007, annual interest expense on the approximately $584.0 million in variable rate debt would increase approximately $5.8 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, or Exchange Act, reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(e), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2007, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, issued to Leap. The complaint seeks both injunctive relief and monetary damages for our alleged infringement of the ‘497 patent. On August 3, 2006, we (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap, including Leap’s CEO. In our counterclaims, we claim that we do not infringe any valid or enforceable claim of the ‘497 Patent and we asserted claims for breach of contractual obligations, constructive trust, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information, and breach of a confidential relationship. Our counterclaims seek monetary and exemplary damages, and injunctive relief. Certain of the Leap defendants, including its CEO, answered our counterclaims on October 13, 2006. In its answer, Leap and its CEO denied our allegations and asserted affirmative defenses to our counterclaims. In connection with denying a motion to dismiss by certain individual defendants, the court concluded that our claims against those defendants were compulsory counterclaims. On April 3, 2007, the Court held a Scheduling Conference at which the Court set the date for the claim construction hearing for December 2007 and the trial date for August 2008. On October 24, 2007, the parties filed a stipulation to request that the Court administratively close the suit and stay all discovery for a period not to exceed six months and the parties further agreed to not seek to reopen the case until 90 days after the Court administratively closed the suit. On October 31, 2007, the Court entered an order administratively closing the suit and removing from its calendar the dates for the claim construction hearing and trial. If the Court reinstates the suit at the request of either party, we believe the Court will most likely set a new claims construction hearing date and trial date. We plan to vigorously defend against Leap’s claims relating to the ‘497 Patent.
     If Leap were successful in its claim for injunctive relief, we could be enjoined from operating our business in the manner we currently operate, which could require us to expend additional capital to change certain of our technologies and operating practices, or could prevent us from offering some or all of our services using some or all of our existing systems. In addition, if Leap were successful in its claim for monetary damages, we could be forced to pay Leap substantial damages for past infringement and/or ongoing royalties on a portion of our revenues, which could materially adversely impact our financial performance.
     We have also tendered Leap’s claims to the manufacturer of our network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Alcatel Lucent has declined to indemnify and defend us. We have filed a petition in state district court in Harrison County, Texas for a declaratory ruling that Alcatel Lucent is obligated to cooperate, indemnify, defend and hold us harmless from the Leap patent infringement action and for specific performance, for injunctive relief and for breach of contract. On September 14, 2007, Alcatel Lucent responded to our petition and requested that the Court dismiss, abate, stay, and deny every claim in our petition asserted against Alcatel Lucent and order us to amend our petition. On October 12, 2007, we responded to Alcatel Lucent’s request and a hearing has been scheduled for December 6, 2007 on Alcatel Lucent’s request. We plan to vigorously prosecute our petition.
     On August 15, 2006, we filed a separate action in the California Superior Court, Stanislaus County, Case No. 382780, against Leap and others for unfair competition, misappropriation of trade secrets, interference with contracts, breach of contract, intentional interference with prospective business advantage, and trespass. In this suit we seek monetary and punitive damages and injunctive relief. Defendants responded to our complaint by filing demurrers on or about January 5, 2007 requesting that the Court dismiss the complaint. On February 1, 2007, the Court granted the demurrers in part and granted us leave to amend the complaint. We filed a First Amended Complaint on February 27, 2007. Defendants responded by filing demurrers on March 28, 2007, requesting that the Court dismiss our First Amended Complaint. On May 1, 2007, the Court issued a tentative ruling granting its own motion to strike the First Amended Complaint and granted us leave to amend the First Amended Complaint and held that Defendant’s demurrers and motions to strike were moot. We filed a Second Amended Complaint on May 14, 2007. Defendants responded by filing a joint demurrer and motion to strike on June 15, 2007, requesting that the Court strike various claims and dismiss other claims in our Second Amended Compliant. On July 19, 2007, the Court issued its ruling dismissing the trespass claims, granting leave to the Company to amend the breach of contract claims, and denying the remainder of the defendant’s demurrer and motion to strike. On August 16, 2007, we filed our Third Amended Complaint. On September 20, 2007, Defendants demurrered to the Third Amended Complaint alleging that the claims were uncertain. On October 16, 2007, we responded to Defendant’s demurrer and the hearing on Leap’s demurrer was scheduled for October 31, 2007. On October 24, 2007, the parties filed a stipulation to request that the Court stay the suit and discovery for 90 days following the entry of the Order granting the stay. On October 25, 2007, the Court entered an order staying the suit and discovery until January 23, 2008. If the Court reinstates the suit at the request of either party, we believe the Court will most likely set new dates for the suit and discovery. The Court has set the next status conference for this action for January 28, 2008. We intend to vigorously prosecute this complaint.
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
     We compete directly in each of our markets with (i) other facilities-based wireless providers, such as Verizon Wireless, Cingular Wireless, Sprint Nextel, and T-Mobile and their prepaid affiliates or brands, (ii) non-facilities based mobile virtual network operators, or MVNOs, such as Virgin Mobile USA and Amp’d Mobile, (iii) incumbent local exchange carriers, such as AT&T and Verizon, as a mobile alternative to traditional landline service and (iv) competitive local exchange carriers or Voice-Over-Internet-Protocol, or VoIP, service providers, such as Vonage, Time Warner, Comcast, McLeod USA, Clearwire and XO Communications, as a mobile alternative to wired service. We also may face competition from providers of an emerging technology known as Worldwide Interoperability for Microwave Access, or WiMax, which is capable of supporting wireless transmissions suitable for mobility applications. Also, certain mobile satellite providers recently have received authority to offer ancillary terrestrial service on their satellite spectrum and a coalition of companies which includes DIRECTV Group, EchoStar, Google, Inc., Intel Corp. and Yahoo! has indicated its desire to establish next generation wireless networks and technologies in the 700 MHz band. In addition, VoIP service providers have indicated that they may offer wireless services over a Wi-Fi/Cellular network to compete directly with us for the provisioning of wireless services. Many major cable television service providers, including Comcast, Time Warner Cable, Cox

Communications and Bright House Networks, also have indicated their intention to offer suites of service, including wireless service, often referred to as the “Quadruple Play,” and are actively pursuing the acquisition of spectrum or leasing access to spectrum to implement those plans. These cable companies formed a joint venture along with Sprint Nextel, who has subsequently terminated its interest in the joint venture, called SpectrumCo LLC, or SpectrumCo, which bid on and acquired 20 MHz of advanced wireless service, or AWS, spectrum in a number of major metropolitan areas throughout the United States, including all of the major metropolitan areas which comprise our Core and Expansion Markets. Many of our current and prospective competitors are, or are affiliated with, major companies that have substantially greater financial, technical, personnel and marketing resources than we have (including spectrum holdings, brands and intellectual property) and larger market share than we have, which may affect our ability to compete successfully. These competitors often have greater name and brand recognition, access to greater amounts of capital, in some cases more spectrum and established relationships with a larger base of current and potential customers and, accordingly, we may not be able to compete successfully. In some metropolitan areas, we also compete with local or regional carriers, such as Leap and Sure West Wireless, some of whom have or may develop fixed-rate unlimited service plans similar to ours. In some instances, our competitors are or are becoming or may become privately owned, which may provide them with certain advantages and increased flexibility.
     Sprint Nextel has begun offering an unlimited local calling plan under its Boost brand in certain of the geographic areas in which we offer service or plan to offer service, including San Francisco, Sacramento, Dallas/Ft. Worth, Los Angeles, Atlanta, Tampa/Sarasota/Orlando, Miami and Las Vegas. These offerings could have a material adverse effect on our future financial results. In response, we have added additional select features to our existing service plans in these metropolitan areas, and we may consider additional targeted promotional activities as we evaluate the competitive environment going forward. As a result of these initiatives, we may experience lower revenues, lower ARPU, lower adjusted EBITDA and increased churn in the affected metropolitan areas. Sprint Nextel may expand these offerings into other metropolitan areas, including metropolitan areas in which we currently operate or plan to operate. If Sprint Nextel expands its unlimited local calling plans into other metropolitan areas, or if other carriers institute similar service plans in our other metropolitan areas, we may consider similar changes to our service plans in additional metropolitan areas, which could have a material adverse effect on our financial results.
     We expect that increased competition will result in more competitive pricing, slower growth and increased churn of our customer base. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low. The competitive pressures of the wireless telecommunications industry have caused, and may continue to cause, other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly lower prices and service plans with unlimited nights and weekends. These competitive plans could adversely affect our ability to maintain our pricing and market penetration and maintain and grow our customer base.
We may face increased competition from other fixed rate unlimited plan competitors in our existing and new markets.
     We currently overlap with Leap and Sure West Wireless, who are fixed-rate unlimited service plan wireless carriers providing service in the Sacramento, Modesto and Merced, California basic trading areas. In Auction 66, the FCC auctioned 90 MHz of spectrum in each geographic area of the United States including the areas in which we currently hold or have access to licenses. Leap also acquired licenses in Auction 66 in some of the same geographic areas in which we currently hold or have access to licenses or in which we were granted licenses as a result of Auction 66. The FCC also intends to auction 62 MHz of spectrum on the 700 MHz band no later than January 2008. On October 5, 2007, the FCC released the Public Notice for the auction setting the application filing deadline for December 3, 2007 and the scheduled auction commencement date for January 24, 2008. In addition to Leap, other licensees who have PCS spectrum, acquired spectrum in Auction 66, or may acquire spectrum in the 700 MHz band, also may decide to offer fixed-rate unlimited wireless service offerings. In addition, Sprint Nextel has launched an unlimited local calling plan under its Boost brand in certain of the metropolitan areas in which we offer or plan to offer service. Other national wireless carriers may also decide in the future to offer fixed-rate unlimited wireless service offerings. In addition, we may not be able to launch fixed-rate unlimited service plans ahead of our competition in our new markets. As a result, we may experience lower growth in such areas, may experience higher churn, may change our service plans in affected markets and may incur higher costs to acquire customers, which may materially and adversely affect our financial performance in the future.
If we submit an application to participate in the 700 MHz auction, we will be subject to the FCC’s anti-collusion rule.
     If we submit an application to participate in the 700 MHz auction, applicable FCC rules will place certain restrictions on business communications with other applicants. For example, the FCC has indicated that discussions with other carriers regarding roaming agreements, the partitioning of markets or the disaggregation of spectrum, or the acquisition of licenses or licensees, may implicate the anti-collusion rule if both parties to the discussions are competing applicants in the auction and, in the course of the discussions, the parties exchange information pertaining to or affecting their bids, bidding strategy or the post-auction market structure. These anti-collusion restrictions may affect the normal conduct of our business by inhibiting discussions and the conclusion of beneficial transactions with other carriers from the time applications are due until after the conclusion of the auction, which time period could last 3 to 6 months, or more.
No handsets are currently available for the AWS or 700 MHz spectrum and no network equipment is currently available for the 700 MHz spectrum and such handsets or network equipment may not be developed in a timely manner.
     The AWS and 700 MHz spectrum requires modified or new handsets and the 700 MHz spectrum requires new or modified network equipment, both of which are not currently available. We do not manufacture or develop our own network equipment or handsets and are dependent on third party manufacturers to design, develop and manufacture such equipment. If handsets or network equipment are not available when we need them, we may not be able to develop the Auction 66 Markets or any licenses we may acquire in the 700 MHz auction. We may, therefore, be forced to pay interest on our indebtedness which we used to fund the purchase of the licenses in Auction 66 and any licenses we may be declared as the high bidder in the 700 MHz auction without realizing any revenues from our Auction 66 Markets or 700 MHz licenses.
The investment of our substantial cash balances are subject to risks which may cause losses.
     We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. For example, we have made investments of approximately $134 million in certain “AAA” rated auction rate securities that are collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities, or CDO securities. As a result of the lack of liquidity in the market for CDO securities, these CDO securities failed to attract a buyer at scheduled auctions for these CDO securities. As a result, we have recognized a loss of approximately $15.0 million on this investment for the period ended September 30, 2007 and we anticipate that we may recognize additional losses. Such risks, including the continued failure of future auctions for the auction rate securities, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity and financial condition.
If we lose the right to install our equipment on wireless cell sites, or are unable to renew expiring leases for wireless cell sites on favorable terms or at all, our business and operating results could be adversely impacted.
     Our base stations are installed on leased cell site facilities or in connection with DAS systems. A significant portion of these cell sites are leased from a small number of large cell site and DAS system providers under master agreements governing the general terms of our use of that company’s cell sites or DAS systems. If a master agreement with one of these cell site or DAS system providers were to terminate, the cell site or DAS system providers were to experience severe financial difficulties or file for bankruptcy, or if one of these cell site or DAS system providers were unable to support our use of its cell sites or DAS systems, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases and DAS systems with a limited number of cell site and DAS system providers could adversely affect our operating results and financial condition if we are unable to renew our expiring leases or DAS system agreements with these companies either on terms comparable to those we have today or at all.
     In addition, the tower industry has continued to consolidate. If any of the companies from which we lease towers or DAS systems were to consolidate with other tower or DAS systems companies, they may have the ability to raise prices which could materially affect our profitability. If any of the cell site leasing companies or DAS system providers with which we do business were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use cell sites or DAS systems leased from that company could be adversely affected. If a material number of cell sites or DAS systems were no longer available for our use, our financial condition and operating results could be adversely affected.
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
     The FCC recently adopted a Report and Order clarifying that it is a common carrier obligation of commercial mobile radio service providers to provide automatic roaming services on just, reasonable and non-discriminatory terms. The obligation extends to real-time, two way switched voice and data services that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-offs of subscriber calls. Our current services generally meet this definition which means that we should be entitled to enter into reasonable automatic arrangements with other technically compatible carriers. The FCC Order also finds it unreasonable to request roaming services for any geographic area in which a requesting carrier holds licenses to or leases spectrum but has not yet built its system. This in-market roaming restriction may adversely affect our ability to receive roaming services in areas where we hold licenses. We are seeking reconsideration of these in-market roaming restrictions, but cannot predict whether our petition will succeed or the time frame in which our petition will be considered. Oppositions to the petitions for reconsideration were due on November 6, 2007, and replies to such oppositions are due on November 16, 2007. Also, the FCC declined to adopt any default rate or rate regulation scheme for roaming services, so our ability to obtain automatic roaming agreements at attractive rates remains uncertain. If we are unable to enter or maintain roaming agreements at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to effectively compete and may lose customers and revenues. We may also be unable to continue to receive roaming services in areas we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. The FCC ruling also may obligate us to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us.
     The FCC did not extend the automatic roaming to services that are classified as information services (such as high speed wireless Internet access services) or to services that are not classified as CMRS (such as non-interconnected services). The FCC is seeking comment in a Further Notice of Proposed Rulemaking on whether the roaming rights and obligations should be extended to these services. We and certain other carriers have supported extending the roaming rights and obligations to these services and these carriers have opposed this extension. We cannot predict the likely outcome of this further proceeding or the likely timing of any FCC action. If the FCC does not adopt an automatic roaming requirement for these services, we could have difficulty attracting and retaining certain groups or types of customers, which could have a material adverse impact on our business.

We may incur higher than anticipated intercarrier compensation costs, which could increase our costs and reduce our profit margin.
     When our customers use our service to call customers of other carriers, we generally are required to pay the carrier that serves the called party and any intermediary or transit carrier for the use of their network. Similarly, when a customer of another carrier calls one of our customers, that carrier generally is required to pay us for the use of our network. While we generally have been successful in negotiating agreements with other carriers that establish acceptable compensation arrangements, some carriers have claimed a right to unilaterally impose charges on us that we consider to be unreasonably high. The FCC has determined that certain unilateral termination charges imposed prior to April 2005 may be appropriate. We have requested clarification of this order. We cannot assure you that the FCC will rule in our favor. An adverse ruling or FCC inaction could result in some carriers successfully collecting such fees from us, which could increase our costs and affect our financial performance. In the meantime, certain carriers are threatening to pursue or have initiated claims against us for termination payments and the likely outcome of these claims is uncertain. A finding by the FCC that we are liable for additional terminating compensation payments could subject us to additional claims by other carriers. In response to requests from certain telecommunication carriers, the FCC has recently issued a Declaratory Ruling that carriers are prohibited from blocking traffic to carriers with whom they do not have an interconnection agreement. We therefore may not be able to block traffic to telecommunication carriers who may be terminating substantial amounts of traffic from our network. In addition, certain transit carriers have taken the position that they can charge “market” rates for transit services, which may in some instances be significantly higher than our current rates. We may be obligated to pay these higher rates and/or purchase services from others or engage in direct connection, which may result in higher costs which could materially affect our costs and financial results.
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
     Taken together or individually, new or changed regulatory requirements affecting any or all of the wireless, local, and long distance industries may harm our business and restrict the manner in which we operate our business. The enactment of new adverse legislation, regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. We cannot assure you that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative or judicial initiatives relating to the communications industry, will not have a material adverse effect on our business, results of operations and financial condition. In addition, pending congressional legislative efforts to reform the Communications Act or address certain issues relating to the telecommunication industry generally or the wireless industry may cause major industry and regulatory changes that are difficult to predict and which may have material adverse consequences to us. Further, additional or changed regulatory or legislative requirements could require us to change the way we do business, require us to make additional investments and incur additional expenses, all of which could materially adversely affect our business and financial results.
     Some of our principal assets are our FCC licenses which we use to provide our services. The loss of any of these licenses could have a material adverse effect on our business, results of operations and financial condition. Our FCC licenses are subject to revocation if the FCC finds we are not in compliance with its rules or the Communications Act’s requirements. We also could be subject to fines and forfeitures for such non-compliance, which could adversely affect our business. For example, absent a waiver, failure to comply with the FCC’s Enhanced-911, or E-911, requirements, privacy rules, lighting and painting regulations, construction requirements, employment regulations, Customer Proprietary Network Information, or CPNI, protection rules, hearing aid-compatibility rules, number portability requirements, law enforcement cooperation, anti-collusion rules, emergency preparedness and disaster recovery requirements, truth in billing, or other existing or new regulatory mandates could subject us to significant penalties or a revocation of our FCC licenses, which could have a material adverse effect on our business, results of operations and financial condition. A party to the 700 MHz proceeding has suggested that many carriers, including us, may have violated the anti-collusion rules during the recent Auction 66. We disagree with this suggestion as it relates to us. In addition, a failure to comply with these requirements or the FCC’s construction requirements could result in revocation or termination of the licenses and/or fines and forfeitures, any of which could have an adverse effect on our business. Finally, a material failure to comply with FCC or statutory requirements may limit our ability to draw certain amounts under our senior secured credit facility or could result in a default under our credit facilities.

The value of our licenses may drop in the future as a result of volatility in the marketplace and the sale of additional spectrum by the FCC.
     The market value of FCC licenses has been subject to significant volatility in the past and Congress has mandated that the FCC bring an additional substantial amount of spectrum to the market by auction in the next several years. The likely impact of these future auctions on license values is uncertain. For example, Congress has mandated that the FCC auction 60 MHz of spectrum in the 700 MHz band in early 2008 and another 40 MHz of AWS spectrum is in the process of being assigned for wireless broadband services and is expected to be auctioned in the future by the FCC. On October 5, 2007, the FCC released the Public Notice for the auction of 62 MHz in the 700 MHz band setting the application filing deadline for December 3, 2007 and the scheduled auction commencement date for January 24, 2008. There can be no assurance of the market value of our FCC licenses or that the market value of our FCC licenses will not be volatile in the future. If the value of our licenses were to decline significantly, we could be forced to record non-cash impairment charges which could impact our ability to borrow additional funds. A significant impairment loss could have a material adverse effect on our operating income and on the carrying value of our licenses on our balance sheet.
The requirements of the FCC Order Implementing the Independent Panel on Hurricane Katrina may have a material financial or operational impact on our financial results and operations.
     In June 2007, the FCC released an Order implementing various recommendations of the Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks which requires us to have an emergency back-up power source for all assets that are normally powered from local alternating current commercial power including mobile switching offices and cell sites. The Order could be interpreted to require wireless carriers to maintain emergency back-up power to provide for at least eight hours of power for all equipment at cell sites and twenty-four hours for all equipment located at a carrier’s mobile switching office. This Order was due to take effect on October 9, 2007. The difficulties we face in seeking to comply with this Order appear to be shared by other wireless carriers and, as a result, CTIA, a trade association for wireless carriers, filed a motion for administrative stay of the Order requesting that the FCC relax the new requirements, and on September 28, 2007, CTIA filed an Emergency Motion for Stay Pending Appeal with the District of Columbia Circuit which requested a stay of the Order. On August 10, 2007, we and others filed petitions for clarification and reconsideration seeking clarification that the Order does not apply to DAS systems and seeking reconsideration of the rules in favor of a more flexible back-up power requirement. On October 3, 2007, the FCC released its Order on Reconsideration, or Reconsideration Order, addressing the petitions for reconsideration of the Order. The Reconsideration Order requires the Company to have an emergency backup power source for all assets necessary to maintain communications that are normally powered from local commercial power, including those assets located inside mobile switching offices and cell sites, and we must maintain emergency backup power for a minimum of twenty-four hours for assets that are normally powered from local commercial power and located inside mobile switching offices, and eight hours for assets that are normally powered from local commercial power and at other locations, including cell sites and DAS nodes. We will not be required to comply with these minimum backup power requirements where we can demonstrate that such compliance is precluded by: (i) federal, state, tribal or local law; (ii) risk to safety of life or health; or (iii) private legal obligation or agreement. In addition, within 6 months of the effective date of the Order, which is the date of federal register publication announcing OMB approval of the information collection requirements, we will be required to file a report with the FCC providing certain information with respect to compliance with the backup power requirements. In cases where we identify assets that were designed with less than the required emergency backup power capacity and that is not precluded from compliance, we must comply with the backup power requirement or, within 12 months from the effective date of the rule, file with the FCC a certified emergency backup power compliance plan. That plan must certify that and describe how we will provide emergency backup power to 100 percent of the area covered by any non-compliant asset in the event of a commercial power failure. The CTIA appeal of the original Order was dismissed on October 10, 2007. We may find it necessary to file a waiver request seeking relief from the requirements of the Reconsideration Order. We can give no assurance that the FCC will grant the requested relief. If we are required to comply with the Reconsideration Order we may be required to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses to comply with this Order and such costs could be material. In addition, we may be unable to comply with the Reconsideration Order and we could be subject to fines and forfeitures and other adverse licensing actions from the FCC. Further, the requirement to install these back up power facilities could also adversely affect our operations by distracting management and engineering resources from the maintenance and growth of our existing networks, which could have a material adverse impact on our operations. Finally, a material failure to comply with such requirements may limit our ability to draw certain amounts under our existing senior secured credit facility or could result in a default under our credit facility.

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

METROPCS COMMUNICATIONS, INC.

Date: November 14, 2007	By:	/s/ Roger D. Linquist
Roger D. Linquist
Chief Executive Officer

Date: November 14, 2007	By:	/s/ J. Braxton Carter
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