Form 10-K
period 2007-12-31
METROPCS COMMUNICATIONS INC
filed 2008-02-29
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-33409
MetroPCS Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0836269 (I.R.S. Employer Identification No.)

2250 Lakeside Boulevard
Richardson, Texas	75082
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (214) 570-5800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
     As of June 29, 2007, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $6,429,900,754, based on the closing price of MetroPCS Communications, Inc. common stock on the New York Stock Exchange on June 29, 2007, of $33.04 per share.
     348,142,926 shares of MetroPCS Communications, Inc. common stock were outstanding as of January 31, 2008.
     Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MetroPCS Communications, Inc.
Index to Form 10-K

-i-

SIGNATURES	87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8
Amendment No. 3 to the General Purchase Agreement
Supplemental Indenture
Subsidiaries of Registrant
Consent of Deloitte & Touche LLP
Certification of Roger D. Linquist, President and CEO Pursuant to Section 302
Certification of J. Braxton Carter, Executive Vice President and CFO Pursuant to Section 302
Certification of Roger D. Linquist, President and CEO Pursuant to Section 906
Certification of J. Braxton Carter, Executive Vice President and CFO Pursuant to Section 906

-ii-

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS
     Any statements made in this annual report that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include information concerning any possible or assumed future results of operations, including statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, future penetration rates, planned market launches, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “would,” “could,” “should,” “may,” “will,” “continue,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this annual report, including the “Business,” “Regulation,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     We base the forward-looking statements or projections made in this report on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this annual report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:
•	the highly competitive nature of our industry;

•	the rapid technological changes in our industry;

•	an economic slowdown or recession in the United States;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to sustain the growth rates we have experienced to date;

•	our ability to construct and launch future markets within projected time frames;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to clear the Auction 66 spectrum of incumbent licensees;

•	our ability to adequately enforce or protect our intellectual property rights;

•	governmental regulation of our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management; and

•	other factors described in this annual report under “Risk Factors.”

     These forward-looking statements and projections speak only as to the date made and are subject to and involve risks, uncertainties and assumptions, many of which are beyond our control or ability to predict and you should not place undue reliance on these forward-looking statements and projections. All future written and oral forward-looking statements and projections attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement or projection in the future to reflect the occurrence of events or circumstances, except as required by law.
MARKET AND OTHER DATA
     Market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms and other published independent sources. Some data is also based on our good faith estimates, which we derive from our review of internal surveys and independent sources, including information provided to us by the U.S. Census Bureau. Although we believe these sources are reliable, we have not independently verified the information. By including such market data and information, we do not guarantee its accuracy or undertake a duty to provide such data in the future or to update such data when such data is updated.
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
PART I
Item 1. Business
General
     We offer wireless broadband personal communication services, or PCS, on a no long-term contract, flat-rate, unlimited usage basis in the San Francisco, Miami, Los Angeles, Atlanta, Sacramento, Tampa/Sarasota/Orlando, Dallas/Ft. Worth, and Detroit metropolitan areas, which include a total licensed population of approximately 67 million. Our customers pay for our service in advance. In November 2006, we acquired advanced wireless services, or AWS, licenses covering a total population of approximately 126 million outside of the metropolitan areas where we then held or had access to spectrum. These new areas, which we refer to as our Auction 66 Markets, encompass six of the top 25 metropolitan market areas in the United States, including, but are not limited to, the entire east coast corridor from Philadelphia to Boston, including New York City, as well as the entire states of New York, New Jersey, Connecticut and Massachusetts. As of December 31, 2007, we had approximately 4.0 million customers.
     Our web site address is www.metropcs.com. Information contained on or accessible from our web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the Securities and Exchange Commission, or the SEC. We file with, or furnish to, the SEC, all our periodic filings and reports, including any amendments thereto, as well as other information. All of our filings with the SEC are available free of charge through the Investor Relations page of our web site as soon as practicable after providing such information to the SEC. Copies of any of our filings may also be requested, without charge, by sending a written request to Investor Relations, MetroPCS Communications, Inc., 2250 Lakeside Blvd., Richardson, Texas 75082.
Competitive Strengths
     Our business model has competitive strengths that we believe distinguish us from our primary wireless broadband PCS competitors and will allow us to execute our business strategy successfully, including:
     Our Fixed Price Unlimited Service Plans.  We believe our service offering that provides unlimited usage from within a local calling area for a lower fixed price than our primary competitors represents a compelling value proposition to our customers that differentiates our offerings from those of the national wireless broadband PCS carriers. Our service plans result in average per minute costs to our customers that are significantly lower than the average per minute costs of other traditional wireless broadband PCS carriers. We believe this positions us very well for the growing trend of wireline displacement.
     Our Densely Populated Markets.  The aggregate population density across the licensed areas we currently serve and plan to serve is substantially higher than the national average. We believe the high relative population density of our markets results in increased efficiencies in network deployment, operations and product distribution.
     Our Cost Leadership Position.  We believe we are one of the lowest cost providers of wireless broadband PCS services in the United States, which allows us to offer our services on a flat-rate basis at affordable prices while maintaining cash profits per subscriber as a percentage of revenues per subscriber that we believe are among the highest in the wireless industry.
     Our Spectrum Portfolio.  We hold or have access to wireless spectrum covering a population of approximately 149 million in the United States and covering 9 of the top 12 and 14 of the top 25 most populous metropolitan areas in the United States.
     Our Advanced CDMA Network.  We deploy a code division multiple access, or CDMA, network that is designed to provide the capacity necessary to satisfy the usage requirements of our customers. We believe CDMA technology provides us with substantially more voice and data capacity per MHz of spectrum than other commonly deployed wireless broadband PCS technologies.
Business Strategy
     We believe the following components of our business strategy provide the foundation for our continued growth:
     Target Underserved Customer Segments in our Markets.  We target a mass market which we believe is largely underserved by traditional wireless carriers. Approximately 55% of our customers are first time wireless users, while the balance have switched to our service from another wireless carrier. Our recent customer surveys also indicate that over 85% of our customers use our service as their primary phone service and that over 55% of our customers no longer use their traditional landline phone service, which we believe means that our service is gaining acceptance as a substitute for landline service.
     Offer Affordable, Fixed Price Unlimited Service Plans With No Long-Term Service Contract Requirement.  Our service is designed to provide mobile functionality while reducing or eliminating the gap between traditional wireless and wireline pricing. As of December 31, 2007, our customers, in the aggregate across all metropolitan areas we currently serve, averaged over 2,000 minutes of use per month.
     Remain One of the Lowest Cost Wireless Service Providers in the United States.  We believe our operating strategy and network design, and the high relative population density in our markets have enabled us to become, and will enable us to continue to be, one of the lowest cost providers of wireless broadband PCS services in the United States. We plan to continue to focus on maintaining operating costs per customer that are substantially below the operating costs of our national wireless broadband PCS competitors.
     Expand into Attractive Markets.  We have been successful in, and plan to continue to focus on, acquiring or gaining access to spectrum in metropolitan areas which have high relative population density and customer characteristics similar to our existing metropolitan areas. We may in the future pursue means, other than purchasing spectrum, to acquire or gain access to new metropolitan areas. See “— Competition”.
Company History
     General Wireless, Inc., or GWI, was formed in 1994 for the purpose of bidding on, acquiring and operating broadband PCS licenses as a very small business under the FCC’s designated entity rules. In 1995, GWI formed GW1, Inc. as a wholly-owned subsidiary, and shortly afterwards changed GW1, Inc.’s name to GWI PCS, Inc., or GWI PCS. In 1996, GWI PCS participated in the FCC’s C-Block auctions of broadband PCS spectrum licenses acquiring licenses for the greater Miami, Atlanta, Sacramento and San Francisco metropolitan areas. In 1999, GWI PCS changed its name to MetroPCS Wireless, Inc., or MetroPCS Wireless, and GWI changed its name to MetroPCS, Inc.

     In March 2004, MetroPCS, Inc. formed MetroPCS Communications, Inc., or MetroPCS Communications, as a wholly-owned subsidiary. In July 2004, for purposes of restructuring, MetroPCS Communications then formed MPCS HoldCo Merger Sub, Inc. as a wholly-owned subsidiary. MetroPCS, Inc. was then merged into MPCS HoldCo Merger Sub, Inc. with MetroPCS, Inc. being the surviving corporation. As a result of this merger, MetroPCS, Inc. became a wholly-owned subsidiary of MetroPCS Communications.
Products and Services
     Voice Services.  Our service, branded under the “MetroPCS” name, allows customers to place unlimited local calls from within our service area, and to receive unlimited calls from any area while in our local service areas, under simple and affordable flat monthly rate service plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited voicemail, caller ID, call waiting, enhanced directory assistance, unlimited text messaging, mobile Internet browsing, push e-mail, mobile instant messaging, picture and multimedia messaging and the ability to place unlimited long distance calls from within our local service calling area to any number in the continental United States. For additional fees, we also provide international long distance, international text messaging, ringtones, ring back tones, downloads, games and content applications, unlimited directory assistance and other value-added services. All service plans are “paid-in-advance” and do not require a long-term contract. Our customers also have access, on a pay-in-advance basis, to nationwide roaming.
     Data Services.  Our data services include services provided through the Binary Runtime Environment for Wireless, or BREW, platform, including ringtones, ring back tones, games and content applications; text messaging services (domestic and international); multimedia messaging services; mobile Internet browsing; mobile instant messaging; and push e-mail.
     Custom Calling Features.  We offer custom calling features, including caller ID, call waiting, three-way calling and voicemail.
     Advanced Handsets.  We sell a variety of handsets manufactured by nationally recognized handset manufacturers for use on our network, including models that provide color screens, camera phones and other features facilitating digital data.
Service Areas
     Our strategy has been to offer our services in major metropolitan markets and surrounding areas. We launched our service in the following metropolitan areas which constitute our Core Markets: Miami, Atlanta and Sacramento metropolitan areas in the first quarter of 2002 and San Francisco in September 2002. We launched our service in the following metropolitan areas which, together with our Auction 66 Markets, constitute our Expansion Markets: Tampa/Sarasota in October 2005; Dallas/Ft. Worth in March 2006; Detroit in April 2006; and, Orlando and portions of northern Florida in November 2006 and Los Angeles in September 2007. We provide service in Los Angeles, Orlando and certain other portions of Northern Florida through a wholesale arrangement with Royal Street Communications, LLC, or Royal Street Communications, a company in which we hold an 85% non-controlling interest. For a discussion of Royal Street Communications, please see “— Royal Street Communications.”
     The table below provides a metropolitan area by metropolitan area overview of our Core and Expansion Markets (excluding our Auction 66 Markets) including the FCC basic trading area (BTA) identification number, the number of people, or POPs, covered by the license, the amount of PCS spectrum held, and whether we hold the FCC license ourselves or, rather, provide or will provide our services in that metropolitan area through our agreements with Royal Street, which holds the license. All of the licensed spectrum shown below is in the 1900 MHz PCS band.

		POPs
Metropolitan Area	BTA	(‘000s)(1)	MHz
Core Markets:
Georgia:
Atlanta, GA	24	5,345.7	20
Gainesville, GA	160	314.5	30
Athens, GA	22	236.0	20
South Florida:
Miami-Fort Lauderdale, FL	293	4,490.4	30
West Palm Beach, FL	469	1,362.3	30
Fort Myers, FL	151	768.1	30
Fort Pierce-Vero Beach, FL	152	507.9	30
Naples, FL	313	333.9	30
Northern California:
San Fran.-Oak.-S.J., CA	404	7,544.2	20
Sacramento, CA	389	2,451.3	30
Stockton, CA	434	777.0	30
Modesto, CA	303	621.1	15
Salinas-Monterey, CA	397	439.4	30
Redding, CA	371	308.8	30
Merced, CA	291	276.2	15
Chico-Oroville, CA	79	249.6	30
Eureka, CA	134	156.1	15
Yuba City-Marysville, CA	485	157.9	30
Expansion Markets (excluding Auction 66 Markets):
Central and Northern Florida:
Tampa-St. Petersburg, FL	440	2,961.4	10
Sarasota-Bradenton, FL	408	721.9	10
Daytona Beach, FL	107	569.9	20
Ocala, FL	326	303.2	10
Jacksonville, FL(2)(3)	212	1,553.0	10
Lakeland-Winter Haven, FL(2)	239	531.8	10
Melbourne-Titusville, FL(2)	289	538.9	10
Gainesville, FL(2)	159	342.7	10
Orlando, FL(2)	336	2,061.0	10
Dallas/Ft. Worth
Dallas/Ft. Worth, TX(4)	101	6,183.2	10
Sherman-Denison, TX(5)	418	154.4	10
Detroit:
Detroit, MI	112	5,116.2	10
Southern California:
Los Angeles, CA(2)	262	18,564.1	10
Bakersfield, CA	28	766.6	10

Source: Kagan 2005 Wireless Telecom Atlas and Databook.

(1)	POPs based on 2005 population data and increased based on annualized POP growth rates from 2005 Kagan Research, LLC.

(2)	License granted to Royal Street.

(3)	In December 2007, we entered into an agreement to acquire 10 MHz of PCS spectrum for the Jacksonville BTA from PTA Communications, Inc., which if consummated will give us access to a total of 20 MHz of spectrum in the Jacksonville BTA. See Note 6 to the consolidated financial statements included elsewhere in this report.

(4)	The Dallas/Ft. Worth license is comprised of certain counties which make up CMA9.

(5)	Comprised of Grayson and Fannin counties only.
     In November 2006, we were granted eight additional FCC licenses for AWS for approximately $1.4 billion. We can offer the same types of services on these AWS licenses as we offer on our PCS spectrum in addition to other advanced services. The AWS licenses awarded by the FCC in Auction 66 were divided into geographic areas which are different from the geographic areas associated with PCS licenses. The table below provides a license by license overview of our Auction 66 Markets including the FCC license area Regional Economic Area, or REA, and

Economic Area, or EA, designation, the POPs covered by the license, and the amount of AWS spectrum held at the time of acquisition.

		POPs
	License	(000’s)(1)	MHz
Northeast	REA 1	50,058.1	10
West	REA 6	49,999.2	10
New York-No. New Jer.-Long Island, NY-NJ-CT-PA-MA-VT(2)	EA 10	25,712.6	10
Detroit-Ann Arbor-Flint, MI	EA 57	6,963.6	10
Dallas/Ft. Worth, TX-AR-OK	EA 127	7,645.5	10
Grand Rapids-Muskegon-Holland, MI	EA 62	1,882.0	10
Las Vegas, NV-AZ-UT(2)	EA 153	1,709.8	10
Shreveport-Bossier City, LA-AR	EA 88	573.6	10

Source: FCC Auction 66 Website

(1)	FCC Auction 66 Website

(2)	Licenses overlap other Auction 66 licenses
     Our AWS licenses cover a total population of approximately 126 million outside of the metropolitan areas where we hold or have access to spectrum. Together, our east coast Auction 66 Markets currently cover a geographic area of approximately 52 million people, including the New York, Philadelphia and Boston metropolitan areas, and our west coast Auction 66 Markets currently cover a geographic area of approximately 32 million people, including the San Diego, Portland, Seattle and Las Vegas metropolitan areas. The balance of our Auction 66 Markets, which currently cover a population of approximately 42 million, supplements or expands the geographic boundaries of our existing operations in Dallas/Ft. Worth, Detroit, San Francisco and Sacramento, and Royal Street Communication’s license area in Los Angeles. We intend to focus our initial build out in our new Auction 66 Markets on metropolitan areas with a total population coverage of approximately 40 million in major metropolitan areas with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas.
     The map below illustrates the geographic coverage of our Core and Expansion Markets.

Royal Street Communications
     In November 2004, we entered into a cooperative arrangement with C9 Wireless, LLC, or C9, an unaffiliated very small business entrepreneur and, as part of that arrangement, acquired an 85% non-controlling interest in Royal Street Communications, an entity controlled by C9. Royal Street Communications participated in FCC Auction 58 Auction 58, like other major auctions conducted by the FCC, was designed to allow small businesses, very small businesses and other so called designated entities, or DEs, to acquire spectrum and construct wireless networks to promote competition with existing carriers. To that end, the FCC designated certain blocks of wireless broadband PCS spectrum for which only qualified DEs could apply. These restricted or “closed” licenses were not available to other bidders who did not qualify as DEs. In addition, DEs were permitted to apply for and bid on “open” licenses in competition with non-DEs but very small business DEs were given a bidding credit of 25% of the gross bid price. Royal Street Communications qualified as a very small business DE and was granted in December 2005 certain “closed” broadband PCS licenses and certain “open” broadband PCS licenses on which it received the 25% bidding credit.
     We own a non-controlling 85% limited liability company member interest in Royal Street Communications, and we may elect only two of the five members to Royal Street Communications’ management committee, which has the full power to direct the management of Royal Street Communications. C9 the unaffiliated very small business entrepreneur, has control over the operations of Royal Street Communications and its wholly-owned subsidiaries, or, collectively with Royal Street Communications, Royal Street, because it has the right to elect three of the five members of Royal Street Communications’ management committee. C9 also has the right to put, or require us to purchase, all or part of its ownership interest in Royal Street Communications, but due to regulatory restrictions, we have no corresponding right to call, or require C9 to sell to us, C9’s ownership interest in Royal Street Communications. The put right has been structured so that its exercise will not adversely affect Royal Street Communication’s continued eligibility as a very small business designated entity during periods where such eligibility is required. If C9 exercises its put right, we will be required to pay a fixed return on C9’s invested capital in Royal Street Communications, which fixed return diminishes annually beginning in the sixth year following the grant of Royal Street’s FCC licenses. These put rights expire in June 2012.
     Royal Street Communications holds all of its licenses through its wholly-owned subsidiaries and has entered into certain cooperative agreements with us relating to the financing, design, construction and operation of its networks. The Royal Street agreements are based on a “wholesale model” in which Royal Street sells up to 85% of its engineered service capacity on a wholesale basis to us, which we in turn market on a retail basis under the MetroPCS brand to our customers. The remaining 15% of the engineered service capacity of Royal Street’s network is reserved by Royal Street to sell to other parties. In addition, the Royal Street agreements provide that MetroPCS, at Royal Street’s request and at all times subject to Royal Street’s direction and control, will assist Royal Street in building out its networks, provide information to Royal Street relating to the budgets and business plans as well as arrange for administrative, clerical, accounting, credit, collection, operational, engineering, maintenance, repair, and technical services. We do not own or control the Royal Street licenses.
     Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement the proceeds of which are to be used for the acquisition of licenses, build out of licenses won in Auction 58, operation of the Royal Street network infrastructure, and to make payments under the loan until Royal Street has positive free cash flow. As of December 31, 2007, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $680 million of which Royal Street had borrowed $590 million from us under the loan agreement, approximately $196 million of which was borrowed in 2007. In January 2008, Royal Street borrowed an additional $80 million from us under the loan agreement. Interest accrues under the loan agreement at a rate equal to 11% per annum, compounded quarterly. As of December 31, 2007, Royal Street has commenced repayment of that portion of the loan related to the Orlando, Lakeland-Winter Haven, and Los Angeles metropolitan areas.
License Term
     The broadband PCS and AWS licenses held by us and by Royal Street have an initial term of ten years for PCS licenses and fifteen years for AWS licenses after the initial grant date (which varies by license), and, subject to applicable conditions, may be renewed at the end of their terms. For example, the initial broadband PCS licenses for San Francisco, Sacramento, Miami and Atlanta were granted in 1997, were renewed in 2007 and expire in January 2017, and the AWS licenses were granted in November 2007 and expire in November 2022, unless renewed. Each FCC license is essential to our and Royal Street’s ability to operate and conduct our and Royal Street’s business in the area covered by that license. We intend to file renewal applications for our broadband PCS and AWS licenses when the renewal filing windows open. The next broadband PCS licenses that need to be renewed expire in 2009. For a discussion of general licensing requirements, please see “— Construction Obligations and License Term.”
Distribution and Marketing
     We offer our products and services under the “MetroPCS” brand indirectly through independent retail outlets and directly to our customers through Company-operated retail stores. Our indirect distribution outlets include a range of local, regional and national mass market dealers and retailers and specialty stores. Many of our dealers own and operate one or more locations and may operate in more than one of our metropolitan areas. A substantial number of our retailers, dealers and corporate store locations accept payment for our services. A significant portion of our gross customer additions have been added through our indirect distribution outlets and for the twelve months ended December 31, 2007, 85% of our gross customer additions were through indirect channels. We believe our mix of indirect and direct distribution allows us to reach the largest number of potential customers in our markets at a low relative cost.
     We advertise locally to develop our brand and support our indirect and direct distribution channels. We advertise primarily through local radio, cable, television, outdoor and local print media. In addition, we believe we have benefited from a significant number of word-of-mouth customer referrals.
Customer Care, Billing and Support Systems
     As part of our strategy of establishing and maintaining our leadership position as a low cost telecommunications provider while ensuring high customer satisfaction levels, we outsource some or all of our customer care, billing, payment processing and logistics to nationally recognized third-party providers. However, Verisign, our existing billing system provider, has publicly announced that it plans to leave the telecommunications services business, including the billing services business. We are in the process of identifying and negotiating a new billing service agreement with another nationally recognized third party vendor. See “Risk Factors — Our billing vendor has publicly announced that it plans to leave the telecommunications services business, including the billing services business.”
     Our outsourced call centers are staffed with professional and bilingual customer service personnel, who are available to assist our customers 24 hours a day, 365 days a year. We also provide automated voice response service to assist our customers with routine information requests.
Network Operations
     We and Royal Street operate 1xRTT CDMA networks in all of the metropolitan areas where we have launched service, which networks consists of switching centers and cell sites. A switching center serves several purposes, including routing calls, managing call handoffs, managing access to the public telephone network and providing access to voicemail and other value-added services. Currently, almost all cell sites in the network are co-located, meaning our and Royal Street’s equipment is located on leased facilities that are owned by third parties who retain the right to lease the facilities to additional carriers. The switching centers and national operations center provide around-the-clock monitoring of the network base stations and switches.
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
Network Technology
     Wireless digital signal transmission is accomplished by using various forms of frequency management technology, or “air interface protocols.” The FCC has not mandated a universal air interface protocol for wireless broadband PCS systems. We and Royal Street have deployed 1xRTT CDMA technology, which is one of the dominant air interface protocols. CDMA is incompatible with other air interface protocols. Customers of other

CDMA carriers also may not be able to use their phones on our or Royal Street’s networks because the other CDMA carriers may have restricted the customers from changing the programming of their phones to be used on our or Royal Street’s networks. Our and Royal Street’s decision to use CDMA is based on what we believe are several key advantages that this technology has over other digital protocols, including higher network capacity, longer handset battery life, fewer dropped calls, simplified frequency planning, efficient migration path as our CDMA technology can be easily upgraded in a cost effective manner, and increased privacy and security.
     We have also begun to buy EVRC-B, or 4G vocoder, handsets which will allow for greater capacity in our network and are considering other network technology such as EV-DO Revision A with Voice-Over-Internet Protocol, or VoIP, and long term evolution, or LTE, which may replace or supplement our 1xRTT CDMA network.
Competition
     We compete directly in each of our metropolitan areas with other wireless service providers, with wireline companies and increasingly with cable companies by providing a wireless alternative to traditional wireline service. The wireless industry is dominated by national carriers, such as AT&T, Verizon Wireless, Sprint Nextel and T-Mobile and their prepaid affiliates or brands. National carriers typically offer post-paid plans that require long-term contracts and credit checks or deposits. Over the past few years, the wireless industry has seen an emergence of several new competitors that provide either pay-as-you-go or prepaid wireless services. Some of these competitors, such as Virgin Mobile USA, Helio and Tracfone, are non-facility based mobile virtual network operators, or MVNOs, that contract with wireless network operators to provide a separately branded wireless service. These MVNOs typically also charge by the minute rather than offering flat-rate unlimited service plans. In addition, several large satellite companies, computer companies, and Internet search and portal companies have indicated an interest in establishing next generation wireless networks and VoIP providers have indicated that they may acquire FCC licenses or use unlicensed spectrum to offer wireless services to compete directly with us. Some companies, such as Leap Wireless d/b/a Cricket and Sure West Wireless, are regional carriers with unlimited fixed-rate service plans similar to ours. In addition, Sprint Nextel has launched an unlimited local calling plan under its Boost brand in certain of the geographic areas in which we offer or plan to offer service. Further, AT&T, Verizon Wireless, T-Mobile, and Sprint Nextel, among others, have announced unlimited fixed-rate service plans in all of the markets in which we currently operate or plan to operate. These unlimited fixed-rate service plans may cause other competitors to introduce similar unlimited fixed-rate plans. We believe that competition for subscribers among wireless communications providers is based mostly on price, service area, services and features, call quality and customer service.
     The wireline industry is dominated by large incumbent carriers, such as AT&T and Verizon, and also includes competitive local exchange or VoIP, service providers. The cable industry is also dominated by large carriers such as Time Warner Cable, Comcast and Cox Communications. These cable companies along with another cable company formed a joint venture called SpectrumCo LLC, or SpectrumCo, which bid on and acquired 20 MHz of AWS spectrum in a number of major metropolitan areas throughout the United States, including all of the major metropolitan areas which comprise our Core and Expansion Markets.
     In addition, there continues to be increasing merger and acquisition activity in the wireless industry. We have in the past acquired and may in the future acquire spectrum to enter new metropolitan areas. We also may in the future consider acquisitions of or other business combinations with, companies in addition to acquisitions of spectrum. On September 4, 2007, MetroPCS Communications sent a letter to Leap Wireless International, Inc., or Leap, proposing a stock-for-stock tax-free merger with Leap. Leap rejected MetroPCS Communications’ proposal on September 16, 2007. On November 1, 2007, MetroPCS Communications publicly withdrew its merger proposal. There could be discussions between Leap and MetroPCS Communications in the future regarding potential transactions between the companies.
     Many of our wireless, wireline, cable and other competitors’ resources are substantially greater, and their market shares are larger, than ours, which may affect our ability to compete successfully. Additionally, many of our wireless competitors offer larger coverage areas or nationwide calling plans that do not give rise to additional roaming charges, and the competitive pressures of the wireless communications industry have led them to offer service plans with growing bundles of minutes of use at lower per minute prices or price plans with unlimited nights and weekends and could lead them, and have led some of our competitors, to offer unlimited service plans similar to ours in the future. Our competitors’ plans could adversely affect our ability to maintain our pricing, market penetration, growth and customer retention. In addition, large national wireless carriers have been reluctant to enter into roaming agreements at attractive rates with smaller and regional carriers like us, which limits our ability to serve certain market segments and recent FCC actions to promote automatic roaming do not resolve these difficulties. Moreover, the FCC is pursuing policies making additional spectrum for wireless services available in each of our markets, which may increase the number of our wireless competitors and enhance our wireless competitors’ ability to offer additional plans and services. Further, since many of our competitors are large companies, they can require handset manufacturers to provide the newest handsets exclusively to them. Our competitors also can afford to heavily subsidize the price of the subscriber’s handset because they require long term contracts. However, the FCC has indicated it may examine, and Congress is considering legislation that may limit, early termination fees for the long term contracts used by national carriers which could prompt them to reduce the subsidization of handsets and limit their long term contracts. These advantages may detract from our ability to attract customers from certain market segments.
     We also compete with companies using other communications technologies, including enhanced specialized mobile radio, domestic and global mobile satellite service, and wireline telecommunications services. In the future, we may face competition from mobile satellite service, or MSS, providers, and from resellers of these services. The FCC has granted some MSS providers, and may grant others, the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services. In addition, we also may face competition from providers of WiMax, which is capable of supporting wireless services suitable for mobility applications, using exclusively licensed or unlicensed spectrum. These technologies may have advantages over our technology that customers may ultimately find more attractive. Additionally, we may compete in the future with companies that offer new technologies and market other services we do not offer or may not be available with our network technology, from our vendors or within our spectrum. Some of our competitors do or may bundle these other services together with their wireless communications service, which customers may find more attractive. Energy companies, utility companies and satellite companies also are expanding their services to offer telecommunications services.
     As competition develops, we may add additional features or services to our existing service plans, or make other changes to our service plans.
Seasonality
     Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Net customer additions are typically strongest in the first and fourth calendar quarters of the year. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions during the second and third calendar quarters. For a more detailed discussion of seasonality in our business, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
Inflation
     We do not believe that inflation has had a material effect on our operations.
Employees
     As of December 31, 2007, we had 2,498 employees. We believe our relationship with our employees is good. None of our employees is covered by a collective bargaining agreement or represented by an employee union.
Regulation
     The wireless telecommunications industry is regulated extensively by the federal government and, to varying degrees, by state and local governments. The regulation of the communications industry is in a state of flux as Congress, state legislatures, other federal and state regulators, and the courts have passed legislation, instituted administrative rulemakings, and issued judicial decisions affecting the telecommunications industry. Many of these legislative actions, rulemakings, and judicial decisions have had and may continue to have a significant material affect on us and our business.
Federal Regulation
     Our business is subject to extensive federal regulation under the Communications Act of 1934, as amended, or the Communications Act, and the implementing regulations adopted thereunder by the FCC. These regulations and associated policies govern, among other things, the allocation and licensing of spectrum, the ownership and transfer of control or assignment of wireless licenses, the ongoing technical, operational and service requirements under which wireless licensees must operate, the timing and scope of network construction, the rates, terms and conditions of service, the protection and use of customer information, roaming policies, the provision of certain services, such as E-911, and the interconnection of communications networks.
Broadband Spectrum Allocations
     Cellular Spectrum. Starting in the 1980’s, the FCC awarded two cellular licenses in the 800 MHz band on a metropolitan statistical area, or MSA, and rural service area, or RSA, basis with 25 MHz of spectrum for each license. There are 306 MSAs and 428 RSAs in the United States. Metropolitan statistical areas and rural service areas are defined by the Office of Management and Budget and the FCC, respectively.
     PCS Spectrum. In 1995, the FCC allocated an additional 120 MHz of radio spectrum in the 1.9 GHz band for broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks licensed on a Major Trading Area, or MTA, basis, and one 30 MHz block and three 10 MHz blocks licensed on a Basic Trading Area, or BTA, basis. Under the broadband PCS licensing plan, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. Both MTAs and BTAs are defined by Rand McNally & Company. Licensees of PCS services can compete with cellular services. Many of our competitors utilize a combination of cellular and broadband PCS spectrum to provide their services.
     AWS-I Spectrum. In 2005, the FCC allocated an additional 90 MHz of spectrum to be used for advanced wireless services, or AWS. The FCC divided the 90 MHz of spectrum into two 10 MHz and one 20 MHz blocks licensed on a regional economic area grouping, or REAG, basis, one 10 MHz and one 20 MHz block licensed on an economic area, or EA, basis, and a 20 MHz block licensed on a MSA basis and RSA basis. Under the AWS band plan, the United States is divided into 176 EAs, 12 REAGs, and 734 MSA/RSAs. The EAs are geographic areas defined by the Regional Economic Analysis Division of the Bureau of Economic Analysis, U.S. Department of Commerce. REAGs are collections of EAs. Licensees of AWS spectrum can offer services in competition with broadband PCS and cellular licensees and offer other advanced wireless services as well.
     700 MHz Spectrum. In 2007, the FCC adopted rules establishing a band plan, performance requirements, and services rules for an additional 62 MHz of spectrum in the 700 MHz band. The band plan provides for two 12 MHz paired licenses and one 6 MHz unpaired license licensed on a MSA/RSA or EA basis, one 22 MHz paired license licensed on a REAG basis, and one 10 MHz paired license on a nationwide basis as part of a private/public safety partnership. The auction of the 22 MHz spectrum block utilizes package or combination bidding in order to facilitate the aggregation of the REAG license areas into a single nationwide license. The 10 MHz nationwide license requires the licensee to fund the construction of a nationwide interoperable broadband network for public safety on a nationwide public safety license and provide public safety with priority access during emergencies to the 10 MHz of 700 MHz spectrum owned by the licensee. The terms and conditions initially placed by the FCC on the 22 MHz license require the licensee to provide a network platform that is generally open to third-party wireless devices and applications, or an Open Network Platform, by allowing consumers to use the handset of their choice and download and use the applications of their choice, subject to certain network management conditions that are intended to allow the licensee to protect the network from harm. A number of parties have asked the FCC to clarify and reconsider certain aspects of the FCC’s 700 MHz rules. Further, an industry association, CTIA, and several other parties have filed appeals of the FCC’s Order challenging the requirement that the 22 MHz license provide an Open Network Platform, and the rules governing so-called “designated entities”, or “DEs”, which include businesses controlled by minorities, women, small businesses and rural telephone companies with respect to the auction of the 700 MHz spectrum. The initial auction (Auction No. 73) for 700 MHz spectrum commenced on January 24, 2008 and we submitted an application to participate in, and we were found by the FCC to be qualified to bid in, the auction. As of February 28, 2008, Auction No. 73 is still on-going.
     Future Allocations. The FCC also has other broadband wireless spectrum allocation proceedings in process. In 2004, the FCC sought comment on service rules for an additional 20 MHz of AWS spectrum, or AWS-2, in the 1915-1920 MHz, 1995-2000 MHz, 2020-2025 MHz and 2175-2180 MHz bands. Also, on September 2007, the FCC released a Notice of Proposed Rulemaking seeking comment on proposed service rules for the 2155-2175 MHz band, or AWS-3, which has been allocated for fixed and mobile services, including AWS. These proposed allocations present certain unique spectrum clearing and interference issues, and we cannot predict with any certainty the likely configuration, conditions or timing of these proposed allocations. The FCC also may undertake proceedings in the future to allocate additional spectrum for wireless services or to change the rules relating to already licensed spectrum which may allow new or existing licensees to provide services comparable to the services we provide.

Construction Obligations and License Term
     The FCC has established various construction obligations for wireless licenses with different requirements often applying to spectrum licensed at different points in time. For example, all broadband PCS licensees, holding licenses originally granted as 30 MHz licenses, must construct facilities to provide service covering one-third of the population of the licensed area within five years, and two-thirds of the population of the licensed area within ten years, or provide substantial service to the licensed area within the appropriate five- and ten-year benchmarks, of their initial license grant date. All broadband PCS licensees holding licenses which originally were granted as, or disaggregated to become, 10 MHz and 15 MHz licenses must construct facilities to provide service to 25% of the licensed area within five years of their initial license grant date, or make a showing of substantial service. While the FCC occasionally has granted brief extensions to, and limited waivers of, these requirements, any licensee failing to meet these coverage requirements risk forfeiting their license. Either we or the previous licensee satisfied the applicable five-year coverage requirement for each of our broadband PCS licenses and the ten-year requirement for those PCS licenses with license terms expiring in January 2007. All AWS licensees will be required to construct facilities to provide substantial service by the end of the initial 15-year license term. The initial 15-year license term for our AWS licenses does not expire until November 2021.
     The 700 MHz licenses being auctioned in Auction No. 73 are subject to stringent performance requirements which are measured from the date of the digital television transition date, or February 17, 2009. Licensees of the MSA/RSA and EA license blocks are required to build systems that provide wireless coverage to 35% of the licensed geographic area in four years and 70% of the licensed geographic area by the end of the license term. Licensees of the REAG license blocks are required to cover at least 40% of the population of the licensed area in four years and 75% of the population of the licensed area by the end of the license term. Licensees of the nationwide block are required to cover at least 75% of the population in four years, 95% of the population of the nationwide license area within seven years and 99.3% of the population of the nationwide license area within ten years.
     The FCC grants broadband PCS licenses for ten-year terms that are renewable upon application to the FCC. Our broadband PCS license terms began expiring in 2007. We filed renewal applications and have been granted additional ten-year terms for all of our PCS licenses expiring in 2007. Other PCS licenses we hold will need to be renewed in 2009. AWS licenses are granted for an initial 15-year term that is renewable for successive ten-year terms upon application to the FCC. Our initial AWS license terms end in November 2021. The FCC will grant 700 MHz licenses with an initial term extending up to ten years from February 17, 2009 that is renewable for additional 10 year terms. If a licensee fails to meet the initial construction benchmark in four years from February 17, 2009, the license term will be shortened to 8 years from February 17, 2009 in addition to the licensee possibly being subject to fines and forfeitures and/or having its licensed service area reduced. If a licensee fails to meet the build out requirements by the end of the license term, the licensee will lose its authority to serve any unserved area and could be subject to fines and forfeitures.
     The FCC may deny license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to broadband PCS, AWS, and 700 MHz licensees if the licensee meets specific performance standards. To receive a renewal expectancy, we must show that we have provided substantial service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a mediocre service level only minimally warranting renewal. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing licenses. If we do not receive a renewal expectancy, the FCC may accept competing applications for the license renewal period, subject to a comparative hearing, and may award the license for the next term to another entity.
     The FCC may deny applications for FCC licenses, and in extreme cases revoke FCC licenses, if it finds a licensee lacks the requisite qualifications to be a licensee. For example, the FCC may revoke a license or deny an application of an entity found in a judicial or administrative proceeding to have knowingly or repeatedly engaged in conduct involving felonies, possession or sale of illegal drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations.

Transfer and Assignment of PCS Licenses
     The Communications Act requires prior FCC approval for assignments or transfers of control of any license or construction permit, with limited exceptions. The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. We have managed to secure the requisite approval of the FCC to a variety of assignment and transfer applications without undue delay or the imposition of conditions outside of the ordinary course. We cannot assure you that the FCC will approve or act in a timely fashion on any of our future requests to approve assignment or transfer of control applications. Because an FCC license is necessary to lawfully provide our services, FCC disapproval of any such request could adversely affect our business, results of operations, and financial condition.
     The FCC allows FCC licenses and service areas to be subdivided geographically or by bandwidth, with each divided license covering a smaller service area and/or including less spectrum. Any such division is subject to FCC approval, which generally can be received but cannot be guaranteed. In addition, the FCC has adopted policies to facilitate development of a secondary market for unused or underused wireless spectrum by permitting the leasing of spectrum to third parties. These policies provide us, new entrants, and our competitors with alternative means to obtain additional spectrum and allow us to dispose of excess spectrum, subject to FCC approval and applicable FCC conditions.
Ownership Restrictions
     The FCC has certain policies designed to prevent undue concentration of the wireless broadband market. For example, the FCC conducts a case-by-case review of all wireless transactions in which the buyer already holds CMRS spectrum in the same or in an overlapping area. Prior cases under the case-by-case approach indicate that the FCC will screen a transaction for competitive concerns if, upon consummation, 95 MHz or more of cellular, broadband PCS, enhanced SMR, and 700 MHz spectrum in a single market is attributable to a party or affiliated group, or if there is a material change in the post-transaction market share concentrations as measured by the Herfindahl-Hirschman Index. The 95 MHz benchmark is expected to be raised over time as more and more broadband spectrum (e.g., AWS) becomes available and is cleared for broad scale deployment. We are well below the spectrum aggregation screen in our markets which means we may be able to acquire additional spectrum. The case-by-case approach may allow our competitors to make additional acquisitions of spectrum and further consolidate the industry.
     The Communications Act authorizes the FCC to restrict the ownership levels held by foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country. Generally, the law prohibits indirect foreign ownership of over 25% of our common stock. The FCC may revoke licenses or require us to restructure our ownership if our foreign ownership exceeds the statutory 25% benchmark. However, the FCC may waive the foreign ownership limits for common carrier licensees such as us and generally permits additional indirect foreign ownership in excess of the statutory 25% benchmark particularly if that interest is held by an entity or entities that are World Trade Organization, or WTO, member countries. For investors from countries that are not members of the WTO, the FCC will determine if the home country extends reciprocal treatment, called “equivalent competitive opportunities,” to United States entities. If these opportunities do not exist, the FCC may not permit such foreign investment beyond the 25% benchmark. These foreign ownership restrictions could affect our ability to attract additional equity financing and compliance with the restrictions could increase our cost of operations. We have established internal procedures to ascertain the nature and extent of our foreign ownership, and we believe that the indirect ownership of our equity by foreign entities is below the benchmarks established by the Communications Act. If we were to have foreign ownership in excess of the limits, we have the right to acquire that portion of the foreign investment which places us over the foreign ownership restriction.
Designated Entity Requirements
     The FCC has established rules which are designed to promote the granting of licenses to small and very small businesses and entrepreneurs and other DEs. Some licenses, called closed licenses, have been set aside solely for DEs. On other licenses, called open licenses, DEs can qualify for bidding discounts of varying amounts (e.g., 15% or 25%) when acquiring the licenses at auction. The FCC rules initially established specific DE ownership requirements for broadband PCS licenses obtained in the C- and F-Block auctions, which are known as the entrepreneur’s block auctions. We were subject to these requirements until December 31, 2005 because our licenses were obtained in the C-Block auction. However, upon repayment in 2005, of all of the remaining amounts owed to the FCC in connection with the acquisition of our original broadband PCS licenses from the FCC in the C-Block auction, we are no longer required to comply with these requirements. However, we are an investor in Royal Street which is a very small business DE and it must meet and continue to abide by the FCC’s DE requirements.
     Among other requirements, the FCC DE rules create a control test that obligates the eligible small or very small business members of a DE licensee to maintain de facto (actual) and de jure (legal) control of the business and license. The FCC rules provide that if a license is transferred to a non-eligible entity, an entity which qualifies for a lesser credit on open licenses, or if the existing licensee ceases to be qualified as a DE, the licensee may lose all closed licenses which are not constructed, and may be required to refund to the FCC some or all of the bidding credit received for all open licenses, based on a five-year straight-line discount repayment schedule commencing from the grant date. For example, in Auction 58, Royal Street received a bidding credit equal to approximately $94 million relating to open licenses it acquired as result of that auction. If Royal Street were found to no longer qualify as a DE during the initial five-year term of its licenses, it would be required to repay a portion of the bidding credit using the five-year straight-line repayment schedule from December 2005. Moreover, any closed licenses which are transferred by Royal Street prior to the five-year anniversary of their initial grant, or December 2010, may also be subject to an unjust enrichment payment or revocation if not constructed. All of Royal Street’s licenses are closed licenses except the license for the Los Angeles and Gainesville basic trading area. Royal Street has already constructed its closed licenses in the Orlando, Lakeland-Winter Haven, and Melbourne-Titusville basic trading areas. Royal Street is party to certain grandfathered arrangements with us that cannot be extended to new or additional licenses due to recent changes in the DE rules. For this reason, the ability of Royal Street to own or control additional licenses in the future will be inhibited absent significant changes in our business relationship.
     In 2006, the FCC adopted new DE requirements in a DE Order that applies to all licenses initially granted after April 25, 2006. First, the FCC found that an entity that enters into an impermissible material relationship, which includes any arrangement whereby a DE leases or resells more than fifty percent of the capacity of its spectrum or network to third parties, will be ineligible for award of DE benefits and subject to unjust enrichment payments on a license-by-license basis. Second, the FCC found that any entity which has a spectrum leasing or resale arrangement (including wholesale arrangements) with an applicant or licensee for more than 25% of the applicant’s total spectrum capacity on a license-by-license basis will be considered to have an attributable interest in the applicant or licensee. Royal Street is not subject to the new requirements with respect to its existing licenses which were granted before April 25, 2006. However, these revised rules will not permit Royal Street to enter into the same relationship it currently has with us for any future FCC auctions and receive DE benefits, including bidding credits. In addition, Royal Street will not be able to acquire any additional DE licenses in the future, resell services to us on those licenses on the same basis as the existing arrangements, or materially change the existing wholesale arrangements with us, without making itself ineligible for DE benefits.
     Further, the FCC has adopted rules requiring a DE to seek approval for any change in circumstances that may affect its ongoing eligibility, such as entry into an impermissible material relationship, even if the event would not have triggered a reporting requirement under the FCC’s existing rules. In connection with this rule change, the FCC now requires DEs to file annual reports with the FCC listing and summarizing all agreements and arrangements that relate to eligibility for designated entity benefits. Royal Street has filed its annual reports with the FCC. The FCC indicated that it will step up its audit program of DEs and audit the eligibility of every DE that wins a license in the AWS auction at least once during the initial license term.
     Several interested parties filed an appeal of the DE Order with the Court of Appeals for the Third Circuit which the Court dismissed. The Petitioners and the FCC filed motions for rehearing, which were denied. The Petitioners also filed a writ of mandamus with the Court of Appeals for the Third Circuit asking the Court to order a prompt Commission ruling on a previously filed Petition for Expedited Reconsideration that remains pending before the FCC, which the Court also denied, but ordered the FCC to file with the Court an estimate when it would act on the Petitoner’s Petition for Expedited Reconsideration. The relief sought by the petitioners in its underlying appeal includes overturning the results of Auction 66. If the petitioners are ultimately successful in getting this relief, any licenses granted to us as a result of Auction 66 may be revoked. Our payments to the FCC for the revoked licenses would be refunded, but without interest. If our licenses are revoked we will have been required to pay interest to our lenders on the money paid to the FCC for the AWS licenses and we will have incurred clearing and other expenses, but would not receive interest or any compensation for our clearing and other activities on the spectrum. The interest and other expenses, which could be substantial, may affect our results of operations and the loss of the Auction 66 licenses could affect our future prospects. We are unable at this time to predict the likely outcome of the challenges to the DE Order or any further appeal and unable to predict the impact on the licenses granted in Auction 66. We also are unable to predict whether the litigation will result in any changes to the DE Order or to the DE program, and, if there are changes, whether or not any such changes will be beneficial or detrimental to our interests.

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
     There can be no assurance what additional changes, if any, to the DE program may be adopted as a result of this further rulemaking. Based on the FCC’s latest rulings, we do not expect any further changes in the DE rules to be applied retroactively to Royal Street, but we cannot give any assurance that the FCC will not give any new rules retroactive effect. If additional changes are made to the program that are applied to the current arrangements between Royal Street, C9 Wireless and us, it could have a material adverse effect on our and Royal Street’s operations and financial performance.
General Regulatory Obligations
     The Communications Act and the FCC’s rules impose on wireless licensees a number of requirements, which affect our cost of doing business and have a material effect on our business, operations, and financial results.
     Our wireless broadband PCS and AWS services are classified at the federal level as commercial mobile radio services, or CMRS. The FCC regulates providers of CMRS services as common carriers, which subjects us to many requirements under the Communications Act and FCC rules and regulations. The FCC, however, has exempted CMRS services from some typical common carrier regulations, such as tariff and interstate certification filings, which allows us to respond more quickly to competition in the marketplace. The FCC also is required by federal law to reduce unreasonable disparities in the regulatory treatment of similar mobile services, such as cellular, PCS and Enhanced Specialized Mobile Radio, or ESMR, services, and federal law preempts state rate and entry regulation of CMRS providers.
     The FCC permits cellular, broadband PCS, AWS, and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This facilitates the provision of wireless local loop service by CMRS licensees using wireless links to provide local telephone service. The extent of lawful state regulation of such wireless local loop service is undetermined. While we do not presently offer a fixed service, our network can accommodate such an offering. We continue to evaluate our service offerings, and may offer a fixed service at some point in the future.
     Relocation. Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation procedures in which the AWS licensee can relocate the incumbent non-governmental licensee at the AWS licensee’s expense. The spectrum allocated for AWS also currently is utilized by certain governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate, the timeframes for relocation vary, and in some cases incumbent users are not obligated to relocate for some period of time. The time it will take to clear the AWS spectrum in markets where we acquired licenses is uncertain and may delay our launch of service in those markets.
     Spectrum allocated for 700 MHz currently is occupied by existing analog television broadcast licensees. By federal law, all existing analog television broadcast licenses are obligated to vacate the 700 MHz spectrum by the digital television transition date, or February 17, 2009. Licensees granted 700 MHz licenses are not obligated to pay for the relocation of existing analog television broadcast licensees. We are not expecting this fixed transition date to change but cannot be certain that Congress will not alter this date if problems with the analog to digital TV conversion occur. Any such alteration could have a material adverse effect on our business if we acquire 700 MHz licenses at auction.

     E-911 Service. The FCC requires CMRS providers to implement basic 911 and enhanced, or E-911, emergency services. Our obligation to implement these services is incurred in stages on a market-by-market basis as local emergency service providers become equipped to handle E-911 calls. E-911 services allow state and local emergency service providers to better identify and locate wireless callers, including callers using special devices for the hearing impaired. We have constructed facilities to implement these capabilities in markets where we have had requests and are in the process of constructing facilities in the markets we launched recently. The FCC also has rules that require us, because we employ a handset-based location technology, to ensure that specified percentages of the handsets in service on our systems are location capable and we have met these requirements. In 1999, the FCC amended its rules to no longer require compensation by the state to carriers for E-911 costs and to expand the circumstances under which wireless carriers may be required to offer E-911 services to the public safety agencies. States in which we do business may limit or eliminate our ability to recover our E-911 costs. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a similar level to wireline carriers in our markets.
     In June 2007, the FCC adopted a Notice of Proposed Rulemaking seeking to require greater accuracy in establishing the location of wireless subscribers placing E-911 emergency calls and, in September 2007, the FCC adopted a Report and Order which requires CMRS carriers to meet the E-911 Phase II location accuracy requirements at the Public Safety Answering Point, or PSAP, service-area level over a five year period. The new rules require CMRS carriers to meet interim, annual accuracy benchmarks on progressively smaller geographic levels over the next five years in order to ensure that they achieve PSAP-level compliance no later than September 11, 2012. Specifically, by September 11, 2008, a CMRS carrier must meet the FCC’s location accuracy requirements within each EA in which the CMRS carrier operates; a CMRS carrier must then meet the FCC’s location accuracy requirements within each MSA and RSA that the carrier serves and also demonstrate significant progress toward compliance at the PSAP-level by September 11, 2010; by the same date, CMRS carriers also must meet the FCC’s location requirements within at least 75 percent of the PSAPs the carrier serves; and by September 11, 2012, CMRS carriers must meet the FCC’s location accuracy requirements at the PSAP-level. Several carriers have filed challenges to or appeals of the FCC’s Report and Order. We are unable at this time to predict the likely outcome of these challenges and appeals. These E-911 requirements may require us to expend additional capital and resources, and these expenditures may be material. The FCC also has left open the possibility of further requirements. Failure to meet or maintain compliance with the FCC’s E-911 requirements can subject us to significant penalties. The extent to which we must deploy E-911 services affects our capital spending obligations.
     Communications Assistance for Law Enforcement Act (CALEA). Federal law requires CMRS carriers to assist law enforcement agencies with lawful wiretaps, and imposes wiretap-related record-keeping and personnel-related obligations. Complying with these law enforcement wiretap requirements may require systems upgrades and additional personnel, which may impose additional expenses we may not be able to recover. Our customer base may be subject to a greater percentage of law enforcement requests than those of other carriers and as a result our compliance expenses may be proportionately greater.
     Number Administration. Because demand is increasing for a finite pool of telephone numbers, the FCC has adopted number pooling rules that govern how telephone numbers are allocated. Number pooling is mandatory inside the wireline rate centers that are located in counties included in the top 100 MSAs. We have implemented number pooling procedures and support pooled number roaming in all of our markets which are included in the top 100 MSAs. The FCC also has authorized states to supplement federal numbering requirements in certain respects and some of the states where we provide service have been authorized by the FCC to engage in limited numbering administration. Our ability to access telephone numbers on a timely basis is important for our ability to continue to grow our business and if we are unable to do so it could have a material adverse effect on our business, operations and financial results.
     Number Portability. The FCC has ordered all telecommunications carriers, including CMRS carriers, to support telephone number portability which enables subscribers to keep their telephone numbers when they change telecommunications carriers, whether wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under these local number portability rules, a CMRS carrier located in one of the top 100 MSAs must have the technology in place to allow its customers to keep their telephone numbers when they switch to a new carrier. Outside of the top 100 MSAs, CMRS carriers receiving a request to allow end users to keep their telephone numbers must be capable of doing so within six months of the request. The FCC also recently released a Declaratory Ruling making it easier for customers to keep their telephone numbers as they change service providers by limiting the amount of information the existing carrier can require before it is required to release the telephone number to the new provider. In addition, all CMRS carriers are required to support nationwide roaming for customers retaining their numbers. We currently support number portability in all of our markets.
     Interconnection. FCC rules provide that all telecommunications carriers are obligated upon reasonable request to interconnect directly or indirectly with the facilities and networks of other telecommunications carriers. And all local exchange carriers must, upon request, enter into mutual or reciprocal compensation arrangements with CMRS carriers for the exchange of intra-MTA traffic, under which each carrier compensates the other for terminated intra-MTA traffic originating on the compensating carrier’s network. Further, at a CMRS carrier’s request, incumbent local exchange carriers must exchange intra-MTA traffic with CMRS carriers at rates based on the FCC’s costing rules or rates set by state public utility commissions applying the FCC’s rules. CMRS carriers also are obligated to pay reasonable compensation to a local exchange carrier in connection with intra-MTA traffic terminated by the CMRS carrier. While these rules provide that local exchange carriers may not charge CMRS carriers for facilities used by CMRS carriers to terminate local exchange carriers’ traffic, local exchange carriers may charge CMRS carriers for facilities used to transport and terminate CMRS traffic and for facilities used for transit purposes to carry CMRS carrier traffic to a third carrier. The rules governing interconnection are under review by the FCC in a rulemaking proceeding, and we cannot be certain whether or not there will be material changes in the applicable rules, and if there are changes, when they might take effect and whether they will be beneficial or detrimental to us.
     Before 2005, some local exchange carriers claimed a right to impose charges unilaterally on CMRS carriers for the termination of CMRS carriers’ intra-MTA traffic on the local exchange carrier’s network, often at above-cost rates pursuant to a tariff filed before a state regulatory commission. In 2005, the FCC issued a Report and Order holding that, on a going forward basis, no local exchange carrier is permitted to impose tariffed rates by state tariff for the termination of a CMRS carrier’s intra-MTA traffic. This Report and Order imposed on CMRS carriers an obligation to engage in voluntary negotiation and arbitration with incumbent local exchange carriers similar to those imposed on the incumbent local exchange carriers pursuant to Section 252 of the Communications Act. Further, the FCC found that its prior rules did not preclude incumbent local exchange carriers from imposing unilateral charges for intra-MTA traffic pursuant to tariff for the period prior to the effective date of the Report and Order. Finally, the Report and Order found that, once an incumbent local exchange carrier requested negotiation of an interconnection arrangement, both carriers are obligated to begin paying the FCC’s default rates for all intra-MTA traffic exchanged after the request for negotiation. Several CMRS carriers, including us, and incumbent local exchange carriers have sought reconsideration or clarification of the Report and Order and some have appealed the Report and Order to the Circuit Court of Appeals for the Ninth Circuit and we have intervened in that appeal. In the meantime, a number of local exchange carriers and incumbent local exchange carriers have demanded that we pay bills for intra-MTA traffic exchanged in the past and we are evaluating those demands. We may pay or be required to pay some portion of these amounts, which may be material. Also, a number of local exchange carriers have requested that we enter into negotiations for interconnection agreements and, as a result of such negotiations, we may be obligated to pay amounts to settle prior claims and pay terminating compensation on a going forward basis, and such amounts may be material. Also, other local exchange companies have threatened to sue us if agreements governing termination compensation are not reached. We generally have been successful in negotiating arrangements with carriers with whom we exchange intra-MTA traffic; however, our business could be adversely affected if the rates some carriers charge us for terminating our customers’ intra-MTA traffic ultimately prove to be higher than anticipated. In one instance, a complaint has been filed by a CLEC against us before the FCC claiming a right to terminating compensation payments on a going forward basis and going backward basis at a rate that we consider to be excessive. We are vigorously defending against the complaint, but cannot predict the outcome at this time. An adverse outcome could be material.
     In October 2007, the FCC released a Notice of Proposed Rulemaking, or NPRM, to determine whether the FCC’s current rules ensure that the rates for switched access services charged by local exchange carriers are just and reasonable. In the NPRM, the FCC is investigating certain traffic stimulation activities of local exchange carriers which are alleged to generate excessive fees for switched access traffic. The FCC also asked parties to address whether carriers are adopting traffic stimulation strategies with respect to other forms of intercarrier compensation, which would include compensation for intra-MTA traffic delivered by CMRS carriers to local exchange carriers. We and others have asked the FCC to cap the amount of compensation paid to local exchange carriers for traffic which is grossly imbalanced. If the FCC adopts such proposed limitations, it could reduce the amount of compensation we are obligated to pay local exchange carriers, and such amount may be material. We cannot give any assurance that the FCC will adopt our proposal.

     Universal Service Fund (USF). The FCC has adopted rules requiring interstate communications carriers, including CMRS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses communications carriers who are providing subsidized basic communications services to underserved areas and users. The FCC requires carriers providing both intrastate and interstate services to determine their percentage of traffic which is interstate and the FCC has also adopted a safe-harbor percentage of interstate traffic for CMRS carriers. We have made these FCC-required payments. The FCC recently started several rulemaking proceedings to solicit public comment on a comprehensive reform of the manner in which it assesses carrier USF contributions, how carriers may recover their costs from customers and how USF funds will be distributed among and between states, carriers and services. Some of these proposals may cause the amount of USF contributions required from us and our customer to increase. The FCC prohibits carriers from recovering administrative costs related to administering the required universal service fund assessments. The FCC’s rules require that carriers’ USF recovery charges to customers not exceed the assessment rate the carrier pays times the proportion of interstate telecommunications revenue on the bill. We currently are in compliance with these requirements.
     Wireless broadband carriers may be designated as Eligible Telecommunications Carriers, or ETCs, and may receive universal service support for providing service to customers using wireless service in high cost areas. Other wireless broadband carriers operating in states where we operate have obtained or applied for ETC status. Their receipt of universal service support funds may affect our competitive status in a particular market by allowing our competitors to offer service at a lower rate. The aforementioned comprehensive reform proposals may alter, reduce or cap the amount of universal support received by CMRS ETC providers. We may decide in the future to apply for an ETC designation in certain qualifying high cost areas where we provide wireless services, though our ability to qualify may be affected by ongoing changes and possible future limitations in the program. If we are approved, these payments would be an additional revenue source that we could use to support the services we provide in high cost areas.
     Regulatory Fees. We are obligated to pay certain annual regulatory fees and assessments to support FCC wireless industry regulation, as well as fees supporting federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for the hearing-impaired and application filing fees. These fees are subject to change by the FCC periodically.
     Equal Access. CMRS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules requiring unblocked access through carrier identification codes or 800/888 numbers to long distance carriers so CMRS customers are not denied access to their chosen long distance carrier, if the FCC determines the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.
     Customer Proprietary Network Information (CPNI). FCC rules impose restrictions on a telecommunications carrier’s use of customer proprietary network information, or CPNI, without prior customer approval, including restrictions on the use of information related to a customer’s location. The FCC recently began an investigation into whether CMRS carriers are properly protecting the CPNI of their customers against unauthorized disclosure to third parties. In February 2006, the FCC requested that all CMRS carriers provide a certificate from an officer of the CMRS carrier based on personal knowledge that the CMRS carrier was in compliance with all CPNI rules and the filing of such a certificate has now become an annual requirement. We provided the certificate in February 2006 and will provide the required annual certificates. The FCC also has imposed substantial fines on certain wireless carriers for their failure to comply with the FCC’s CPNI rules.
     In April 2007, the FCC released a Report and Order and Further Notice of Proposed Rulemaking in which the FCC adopted a number of changes to its existing CPNI rules which required us to make certain changes to our business practices or processes. These rules became effective in December 2007. The FCC’s new rules, among other things, also require CMRS carriers to take reasonable measures to discover and protect against pretexting, and in enforcement proceedings, the FCC will infer from evidence of unauthorized disclosures of CPNI that reasonable protections were not taken. We believe that our current practices are consistent with the existing FCC rules on CPNI.
     In the Further Notice of Proposed Rulemaking that accompanies the Report and Order described above, the FCC seeks comment on: whether mandatory password protection should be included for other types of information, such as non-call detail CPNI or certain types of account changes; whether the FCC should adopt rules regarding audit trails; whether the FCC should adopt rules that govern the physical transfer of or access to CPNI by a carrier, its affiliates, or third parties; whether the FCC should adopt rules that require carriers to limit data retention; and what steps, if any, the FCC should take to secure the privacy of customer information secured on mobile communications devices. If material rule changes are adopted, compliance with the FCC’s new rules may impose additional costs on us or require us to make changes to our business processes or practices and customer service processes, which changes could have a material adverse impact on us.
     Congress and state legislators also are considering legislation which addresses the use and protection of CPNI which may impact our obligations. For example, Congress recently enacted the Telephone Records and Privacy Protection Act of 2006, which imposes criminal penalties upon persons who purchase without a customer’s consent, or use fraud to gain unauthorized access to, telephone records. The recent and pending legislation (if enacted) may require us to change how we protect our customer’s CPNI and could require us to incur additional costs or change our business practices or processes, which costs and changes may be material.
     Services to Persons with Disabilities. Telecommunications carriers are required to make their services accessible to persons with disabilities. These FCC rules generally require service providers to offer equipment and services accessible to and usable by persons with disabilities, if readily achievable, and to comply with FCC-mandated complaint/grievance procedures. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While these rules principally focus on requirements that must be met by the manufacturer of the equipment, we could have costly new requirements imposed on us and, if we were found to have violated the rules, be subject to fines that could be material. In addition, the FCC requires digital wireless phone manufacturers and wireless service providers (including us) to take steps to ensure the availability of hearing aid compatible digital wireless phones. We currently are in compliance with these requirements.
     In November 2007, the FCC issued a Second Report and Order and Notice of Proposed Rulemaking which postponed from February 18, 2008 until April 18, 2008 the deadline by which at least fifty percent of our wireless digital handsets are hearing aid compatible. This notice also proposed changes to the FCC’s existing hearing aid compatibility requirements which, if adopted, could expand the number of wireless digital telephones which are required to be hearing aid compatible and may impose additional reporting requirements on us. Since there has been consolidation in the digital wireless handset manufacturers industry, we may have difficulty securing the necessary handsets in order to meet any additional FCC requirements. In addition, since we are required to offer these hearing aid-compatible wireless phones for each air interface we provide, this requirement may limit our ability to offer services using new air interfaces other than CDMA 1XRTT, may limit the number of handsets we can offer, or may increase the costs of handsets for those new air interfaces. Further, to the extent that the costs of such handsets are more than non-hearing aid-compatible digital wireless handsets, demand for our services may decrease, the number of wireless phones we can offer to our customers may decline, or our selling costs may increase if we choose to subsidize the cost of the hearing aid-compatible handsets.
     Backup Power Requirements. In October 2007, the FCC released an Order on Reconsideration, or Reconsideration Order, which requires us to maintain emergency backup power for a minimum of twenty-four hours for assets that are normally powered from local commercial power and located inside mobile switching offices, and eight hours for assets that are normally powered from local commercial power and at other locations, including cell sites and DAS nodes. We will not be required to comply immediately with these minimum backup power requirements where we can demonstrate that such compliance is precluded by: (i) federal, state, tribal or local law; (ii) risk to safety of life or health; or (iii) private legal obligation or agreement. In addition, within six months of the effective date of the order, which is the date of the federal register publication announcing the Office of Management and Budget, or OMB approval of the collection requirements, we will be required to file a report with the FCC providing certain information with respect to compliance with the backup power requirements. In cases where we identify assets that were designed with less than the required emergency backup power capacity and that are not precluded from compliance, we must comply with the backup power requirement or, within 12 months from the effective date of the rule, file with the FCC a certified emergency backup power compliance plan. That plan must certify that and describe how we will provide emergency backup power to 100 percent of the area covered by any non-compliant asset in the event of a commercial power failure. These rules will also require us to provide a report on the redundancy, resiliency, and reliability of our E-911 networks.
     These new rules may require us to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses to comply with the new rules and such costs could be material. In addition, if we are required to secure additional state or local permits or authorization, it could delay the construction of any new cell sites or distributed antenna systems, or DAS systems, and launch of services in new metropolitan areas. If we are unable to secure such authorizations, we may need to seek a waiver from the FCC seeking relief from the requirements of the Reconsideration Order or we may need to relocate our facilities in an effort to comply with the FCC’s rules. We can give no assurance that the FCC would grant a waiver or that alternate locations would be available that would enable us to come into compliance. Ultimately, we could be forced to discontinue service from some sites or in some areas due to the new rules. An industry group and several wireless carriers have filed an appeal of the Reconsideration Order with the District of Columbia Court of Appeals and one appellant has requested a stay of the Reconsideration Order. We have intervened in the appeal and the Court has granted expedited review of the Reconsideration Order. We are unable at this time to predict with any certainty the likely outcome of the appeal or the stay request.
     Siting Issues. The location and construction of wireless antennas, DAS systems and nodes, base stations and towers are subject to FCC and Federal Aviation Administration regulations, federal environmental regulation, and other regulation. With respect to AWS sites, we must notify the Federal Aviation Administration, or FAA, when we add AWS frequencies to existing sites which already have been determined not to be a hazard to air navigation by the FAA. This may delay construction and launch of new metropolitan areas. Antenna structures used by us and other wireless providers also are subject to FCC rules implementing the National Environmental Policy Act and the National Historic Preservation Act. Under these rules, construction cannot begin on any structure that may significantly affect the human environment, or that may affect historic properties, until the wireless provider has filed an environmental assessment with and obtained approval from the FCC or a local agency. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC determines that additional information is required or if community opposition arises. In addition, several environmental groups previously have requested various changes to the FCC’s environmental processing rules, challenged specific environmental assessments as failing statutory requirements and sought to have the FCC conduct a comprehensive assessment of antenna tower construction environmental effects. The FCC also has been ordered by the Court of Appeals for the DC Circuit to further consider the impact that communications facilities, including wireless towers and antennas, may have on migratory birds. In November 2006, the FCC released a Notice of Proposed Rulemaking which tentatively concludes that medium-intensity white strobe lights should be considered the preferred system in place of red obstruction lighting systems to the maximum extent possible. The FCC also seeks comments on the possible adoption of various other measures that might serve to mitigate the impact of communications towers on migratory birds. In the meantime, there are a variety of federal and state court actions in which citizen and environmental groups have sought to deny tower approvals based upon potential adverse impacts to migratory birds. Although we use antenna structures that are owned and maintained by third parties, the results of these FCC and court proceedings could have an impact on our efforts to secure access to particular towers, or on our costs of access.
     Emergency Warning. In 2004, the FCC initiated a proceeding to update and modernize its systems for distributing emergency broadcast alerts. Television stations, radio broadcasters and cable systems currently are required to maintain emergency broadcast equipment capable of retransmitting emergency messages received from a federal agency. As part of its attempts to modernize the emergency alert system, the FCC in its proceeding is addressing the feasibility of requiring wireless providers, such as us, to distribute emergency information through wireless networks. Unlike broadcast and cable networks, however, our infrastructure and protocols — like those of most other wireless broadband CMRS carriers — are optimized for the delivery of individual messages on a point-to-point basis, and not for delivery of messages on a point-to-multipoint basis, such as to all subscribers within a defined geographic area. While multiple proposals have been discussed in the FCC proceeding, including limited proposals to use existing short messaging service capabilities on a short-term basis, the FCC has not yet ruled and therefore we are not able to assess the short- and long-term costs of meeting any future FCC requirements to provide emergency and alert service, should the FCC adopt such requirements.
     In 2006, Congress passed the Warning, Alert, and Response Network Act as part of the Security and Accountability For Every Port Act of 2006. In this Act, Congress provided for the establishment of an advisory committee to provide recommendations to the FCC regarding technical standards and protocols under which CMRS providers may elect to offer subscribers the capability of receiving emergency alerts. In December 2007, the FCC initiated a proceeding to adopt relevant technical standards, protocols, procedures, and other technical requirements to govern alerting standards for CMRS providers which voluntarily elect to participate. Under the proposed rules, if a CMRS carrier elects to participate, the carrier may not charge separately for the alerting capability and the CMRS carrier’s liability related to, or any harm resulting from, the transmission of, or failure to transmit, an emergency alert is limited.
     Until the FCC completes this proceeding and promulgates rules, we do not know what requirements will apply to CMRS carriers electing to provide such alerting capability. The proposed rules would require us to provide notice to our customers of whether we are electing to provide emergency alerts and may require us to change certain of our business processes and activities. If we elect to provide such emergency alerts, we may incur costs and expenses, which costs and expenses may be material, and our customer may be required to purchase new handsets. If we decide not to participate in providing emergency alerts, our customers may decide to terminate their service with us and the impact of such customer terminations may be material.
     Roaming. The FCC historically has required that CMRS providers permit customers of other carriers to roam “manually” on their networks, for example, by supplying a credit card number, provided that the roaming customer’s handset is technically capable of accessing the roamed-on network. In August 2007, the FCC released a Report and Order and Further Notice of Proposed Rulemaking clarifying that automatic roaming also is a common carrier obligation for CMRS carriers. This ruling requires CMRS carriers to provide automatic roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non-discriminatory basis pursuant to Sections 201 and 202 of the Communications Act. The FCC found that this automatic roaming obligation extends to services such as ours that are real-time, two-way switched voice or data services that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-offs of subscriber calls. The FCC, however, did not extend the automatic roaming right to areas where the roamer’s home carrier holds licenses or leases spectrum. This in-market limitation may preclude our customers from receiving automatic roaming in large portions of the United States where we recently acquired licenses but have not yet built networks or offer services, such as the Auction 66 Markets. Automatic roaming rights are important to us because we provide service in a limited number of metropolitan areas in the United States and must rely on other carriers in order to offer roaming services outside our existing metropolitan areas. The Report and Order’s limitation of automatic roaming rights to areas in which we do not hold or lease spectrum may substantially limit our ability to benefit from the requirement that other CMRS carriers offer us automatic roaming and could limit our ability to renew or extend our existing roaming agreements. As a result we could have difficulty attracting and retaining certain groups of customers which could have a material adverse effect on our business. We and other carriers have filed petitions for reconsideration of this limitation, but we are unable at this time to predict with any certainty the likely outcome of these reconsideration requests.
     The FCC did not extend the automatic roaming obligation to services that are classified as information services (such as high speed Internet services) or to services that are not CMRS. In the Further Notice of Proposed Rulemaking, the FCC sought comment on whether the roaming obligation should be extended to non-interconnected services or features, including services that are classified as information services, or to services that are not CMRS. We and other carriers filed comments supporting the extension of the automatic roaming obligation to non-CMRS services where technically feasible, but other commenters, including certain nationwide wireless service providers, opposed this extension. We cannot predict the likely outcome of the Further Notice of Proposed Rulemaking or the likely timing of an FCC ruling. If the FCC does not adopt an automatic roaming requirement for non-interconnected services or features, such as information services, high speed broadband services, and broadband Internet access services, we could have difficulty attracting and retaining certain groups of customers which could have a material adverse impact on our business.
     Copyright Protection. In November 2006, the Copyright Office of the Library of Congress, or the Copyright Office, released the final rules in its triennial review of the exemptions to the prohibition on circumvention of copyright protection systems for access control technologies, or Triennial Review, contained in the Digital Millennium Copyright Act, or DMCA. In 1998, Congress enacted the DMCA, which among other things amended the United States Copyright Act to add a section prohibiting the circumvention of technological measures employed to protect a copyrighted work, or access control. In addition, the Copyright Office has the authority to exempt certain activities which otherwise might be prohibited by that section for a period of three years when users are (or in the next three years are likely to be) adversely affected by the prohibition in their ability to make non-infringing uses of a class of copyrighted work. Many carriers, including us, routinely place software locks on their wireless handsets which prevent a customer from using a wireless handset sold by one carrier on another carrier’s system. In its Triennial Review, the Copyright Office determined that these software locks on wireless handsets are access controls which adversely affect the ability of consumers to make non-infringing use of the software on their wireless handsets. As a result, the Copyright Office found that a person could circumvent such software locks and other firmware that enable wireless handsets to connect to a wireless telephone network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. This exemption is effective from November 27, 2006 through October 27, 2009 unless extended by the Copyright Office.

     This ruling, could allow customers to use their wireless handsets on the networks of other carriers. Since many of our competitors subsidize certain wireless handsets substantially more than we do, customers of our competitors may find it attractive to bring their wireless handsets to us for activation. This may result in us experiencing lower costs to add customers. However, this ruling also may allow any of our customers who are dissatisfied with our service to utilize the services of our competitors without having to purchase a new wireless handset. The ability of our customers to leave our service and use their wireless handsets to receive a competitor’s service may have a material adverse impact on our business. In addition, since our subsidy for handsets to our distribution partners is incurred in advance, we may experience higher distribution costs resulting from wireless handsets not being activated or maintained on our network, which costs may be material.
     Wireless Open Access. In February 2007, a provider of VoIP services asked the FCC to issue a declaratory ruling that would give wireless customers the right to utilize any device of their choice to access a wireless network as long as the device did not cause interference or network degradation. This so-called “Wireless Carterfone Rule” is opposed by many wireless companies, including us, and the principal wireless industry association. The proponent also requested that the FCC initiate proceedings to determine whether the current practices of wireless carriers comport with the Communications Act. The FCC placed this request on public notice and has taken comments. The petition also sought to enable customers to run applications of their choice on wireless networks.
     We cannot be certain as to the likely outcome of this proceeding, but the recent imposition by the Commission of Open Network Platform requirements on a portion of the 700 MHz spectrum indicates some support at the Commission for a Wireless Carterfone Rule. The adoption of such a rule for existing networks could have a material adverse impact on our business, particularly if the rule allows third parties to run applications on our network that consume large amounts of airtime and/or bandwidth. Our fixed price, unlimited service is not well suited to such applications and a mandate of this nature could substantially impede our business.
     Regulatory Classifications. In March 2007, the FCC released a declaratory ruling finding that wireless broadband Internet access service offered at speeds in excess of 200 kbps in at least one direction is an information service under the Communications Act. In addition, the FCC found that the transmission component of wireless broadband Internet access service meets the definition of telecommunications under the Communications Act and that the offering of a telecommunications transmission component as part of a functionally integrated Internet access service offering is not a telecommunications service under the Communications Act. Further, the FCC found that mobile wireless broadband Internet access service is not a “commercial mobile service” under Section 332 of the Communications Act. This ruling eliminates any common carrier obligations with respect to the provision of mobile wireless broadband Internet access services. This ruling could allow our competitors and us greater flexibility in establishing the terms and conditions, including pricing, of this service.
     In November 2007, a digital content company asked the FCC to commence a rulemaking to determine what constitutes reasonable network management by broadband network operators and to prohibit broadband network operators from blocking, degrading or unreasonably discriminating against lawful Internet applications, context or technologies. In January 2008, the FCC placed the request on public notice. We cannot predict the likely outcome of the request, the likely timing of an FCC ruling, or the impact that such a requirement would have on us.
     In December 2007, several public interest groups asked the FCC to issue a declaratory ruling that text messages and short codes are common carrier services. The requested ruling would require CMRS providers to provide non-discriminatory access to short message services and to utilize short codes. The groups claim that CMRS carriers are discriminating against certain customers who may have controversial messages and third party competitors who are using these services to compete with the CMRS carrier’s services. In January 2008, the FCC placed the request on public notice. We cannot predict the likely outcome of the request, the likely timing of an FCC ruling, or the effect that such a requirement would have on us. If the FCC grants the request, CMRS carriers could be required to allow nondiscriminatory access to short messages and short codes which could require us to transmit controversial or unsavory messages to our customers and cause them to terminate service. Such a ruling also could allow third party competitors to use our network to provide competing text or short code services.
State, Local and Other Regulation
     The Communications Act preempts state or local regulation of market entry or rates charged by any CMRS provider. As a result, we are free to establish rates and offer new products and services with minimum state regulation. However, states may regulate “other terms and conditions” of wireless service, and certain states where we operate have adopted rules and regulations to which we are subject, primarily focusing upon consumer protection issues and resolution of customer complaints. In addition, several state authorities have initiated actions or investigations of various wireless carrier practices. The outcome of these proceedings is uncertain and could require us to change our marketing practices, ultimately increasing state regulatory authority over the wireless industry. State and local governments also may manage public rights of way and can require fair and reasonable compensation from telecommunications carriers, including CMRS providers, for the use of such rights of any, so long as the government publicly discloses such compensation.
     A dispute exists between the FCC and certain state public utility commission advocates as to whether the FCC’s preemptive rights over rates allows the FCC to prevent states from prohibiting the use of separate line items on wireless bills for charges that are not mandated by federal, state or local law. The FCC ruled in 2005 that states were preempted from requiring or prohibiting the use of non-misleading line items on wireless bills. In 2006, the United States Court of Appeals for the Eleventh Circuit vacated the FCC decision. The Supreme Court recently declined to weigh in on this dispute. A similar case is currently pending before the United States Court of Appeals for the Ninth Circuit. The outcome of these cases and the FCC’s ultimate determination, which we are unable to predict at this time, could affect the extent to which our CMRS services are subject to state regulations that may cause us to incur additional costs.
     The location and construction of wireless antennas, DAS systems and nodes, base stations and towers are subject to state and local environmental regulations, zoning, permitting, land use and other regulation. Before we can put a DAS node or site into commercial operation, we, or the tower owner in the case of leased sites, must obtain all necessary zoning and building permit approvals. The time needed to obtain necessary zoning approvals, building permits and other state and local permits varies from market to market and state to state and, in some cases, may materially delay our ability to provide service. Variations also exist in local zoning processes. Further, certain municipalities impose severe restrictions and limitations on the placement of wireless facilities which may impede our ability to provide service in some areas. For example, New York City imposes a limit on how much space may be occupied by wireless facilities on a single rooftop site. In addition, municipalities may deny zoning and building permits based on local regulations and ordinances. If other municipalities impose restrictions on our ability to locate facilities in their municipality, it could have an adverse effect on our ability to construct and launch service in new metropolitan areas or to expand service in existing markets. A failure or inability to obtain necessary zoning approvals or state permits, or to satisfy environmental rules, may make construction impossible or infeasible on a particular site, might adversely affect our network design, increase our network design costs, require us to use more costly alternative technologies, such as DAS systems, reduce the service provided to our customers, and affect our ability to attract and retain customers.
     Local zoning and building ordinances also may make it difficult for us to comply with certain federal requirements, such as the back up power requirements imposed by the FCC. Although the FCC’s rules allow carriers to exempt sites which are precluded by state and local laws from compliance, we may be required to expend a significant amount of money and effort to determine whether such sites are precluded from compliance under state and local laws. In addition, the FCC rules may require us to seek alternative locations which may not be available or may increase our costs, which increases could be material. Finally, federal, state and local air quality control regulations may have an impact on our ability to place back up generators and other back up power supplies at certain cites or may require us to undertake additional reporting requirements, all of which could have a material adverse effect on our operations and financial results.
     We cannot assure you that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.
Future Regulation
     From time to time, federal or state legislators or regulators revise existing legislation or regulations or propose new legislation or regulations that could affect us, either beneficially or adversely. We cannot assure you that federal or state governments will not enact legislation or that the FCC or other federal or state regulators will not adopt regulations or take other actions that might adversely affect us.

Item 1A. Risk Factors
Risks Related to Our Business
   Our business strategy may not succeed in the long term.
     We offer unlimited wireless services for flat monthly rates without requiring a long-term service contract. This approach to marketing wireless services may not prove to be successful in the long term. Some companies that have offered this type of service in the past have not been successful. From time to time, we evaluate our service offerings and the demands of our target customers and may amend, change, discontinue or adjust our service offerings or new trial service offerings as a result. These new or changed service offerings may not be successful or prove to be profitable.
   Our performance and ability to construct and launch new metropolitan areas to date may not be indicative of our future results.
     A major component of our business strategy involves expanding into new geographic areas beyond our Core Markets and these geographic areas may present competitive or other challenges different from those encountered in our Core Markets. We also have a limited operating and financial history upon which to evaluate our financial performance, business plan execution, ability to construct and launch new metropolitan areas, and ability to succeed in the future. We constructed our first networks beginning in 2001 and began offering service in certain metropolitan areas in the first quarter of 2002. We and Royal Street face significant challenges in constructing and launching new metropolitan areas, including, but not limited to, negotiating and entering into agreements with third parties for distributed antenna systems, or DAS systems, leasing cell sites, constructing our network, and securing all necessary consents, permits and approvals from third parties and local and state authorities, and clearing of spectrum of incumbent users in the Auction 66 Markets. If we or Royal Street are unable to execute our respective plans, we or Royal Street may experience delays in our ability to construct and launch new metropolitan areas or grow our respective business, and our financial results may be materially adversely affected. In addition, our financial performance in new geographic areas, including our Expansion Markets, may not be as positive as our Core Markets.
We face intense competition from other telecommunications providers which could adversely affect our operating results and hinder our ability to grow.
     We compete directly in each of our markets with other wireless, wireline, cable, and satellite communications providers. Many of our current and prospective competitors are, or are affiliated with, major companies that have substantially greater financial, technical, personnel and marketing resources than we have (including spectrum holdings, brands and intellectual property) and larger market share than we have, which may affect our ability to compete successfully. These competitors often have established relationships with a larger base of current and potential customers. Some of our competitors may undertake mergers and strategic alliances that allow them greater access to capital, access to wider geographic territory, access to greater spectrum or attractive bundles of services. In addition, some of our competitors are or are becoming or may become privately owned, which may provide them with certain advantages and increased flexibility. Although our flat-rate, no long-term contract service offerings distinguish us from many of our competitors, the competitive pressures of the wireless telecommunications industry have caused, and may continue to cause, other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly lower prices, service plans with unlimited nights and weekends, and unlimited service offerings. Certain of our national wireless competitors have recently announced that they will offer unlimited fixed-rate service plans in the markets we currently operate and plan to operate and this may cause other wireless PCS competitors to also offer unlimited fixed-rate service plans. Moreover, certain carriers we compete against, or may compete against in the future, offer additional services, such as wireline phone service, cable or satellite television, media and Internet, and are capable of bundling their wireless services with such other services in a package of services that we may not be able to duplicate at competitive prices. In response to competitive offerings, we have added, and in the future may be required to add, additional select features to our existing service plans in our metropolitan areas, and we may consider additional targeted promotional activities as we evaluate the competitive environment going forward. We currently have competitors who are offering unlimited service plans similar to ours in the metropolitan areas we currently serve and certain of our national wireless competitors have announced they will offer unlimited fixed-rate service plans in the markets we currently operate and plan to operate. As a result, we will be unable to launch fixed-rate unlimited service plans ahead of our competition in our new markets. As a result, we expect that increased competition will result in more competitive pricing, slower growth and increased churn of our customer base, as well as the possibility of having to change our service plans in response to competition, which may result in lower revenues, lower ARPU, and lower adjusted EBITDA.
We may face additional competition from new entrants in the wireless marketplace which could adversely affect our operating results and hinder our ability to grow.
     The FCC is taking steps to make additional spectrum available for wireless services in each of our metropolitan areas. The auction and licensing of new spectrum may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not be able to offer with the licenses we hold or to which we have access due to technological or economic constraints. The FCC already has allocated an additional 62 MHz of spectrum in the 700 MHz band which may be used to offer services competitive with the services we offer or plan to offer and another 40 MHz of spectrum has already been allocated for AWS. In the future, our competitors may be able to use certain FCC programs, such as the FCC’s designated entity program or the proposed nationwide interoperable networks for public safety use, to purchase or acquire spectrum at materially lower prices than what we are required to pay. In addition, energy companies and utility companies are also expanding their services to offer communications and broadband services. This additional competition may materially adversely affect our financial results.
We may be unable to obtain the roaming and other services we need from other carriers to remain competitive.
     Many of our competitors have regional or national networks which enable them to offer automatic roaming and long distance telephone services to their subscribers at a lower cost than we can offer and allow them to offer unlimited fixed-rate roaming plans on their existing networks over a larger area than we can offer. We do not have a national network, and we must pay fees to other carriers who provide roaming services and who carry long distance calls made by our subscribers. We currently have roaming agreements with several other carriers which allow our customers to roam on those carriers’ network. The roaming agreements, however, do not cover all geographic areas where our customers may seek service when they travel, generally cover voice but not data services, and at least one such agreement may be terminated on relatively short notice. In addition, we believe the rates we are charged by certain carriers in some instances are higher than the rates they charge to other roaming partners. Further, many of the wireless carriers against whom we compete have service area footprints substantially larger than our footprint and some have substantially more spectrum. Certain of our competitors also are able to offer their customers roaming services over larger geographic areas and at lower rates than we can offer. Our ability to replicate these roaming service offerings at rates which will make us, or allow us to be, competitive is uncertain at this time. The FCC recently clarified that CMRS providers must offer automatic roaming services on just, reasonable and non-discriminatory terms, but found that a CMRS provider is not required to offer roaming services for any geographic area in which a requesting carrier holds licenses to or leases spectrum even if it has not yet built its system, for roaming services that are classified as information services (such as high speed wireless Internet access services), or for roaming services that are not classified as CMRS (such as non-interconnected services). If we are unable to enter into or maintain roaming agreements for roaming services that our customers want at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to compete effectively and may lose customers and revenues. We may also be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. We also may be obligated to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us. We also have no assurance that the rates we will be charged for automatic roaming will be reasonable as the FCC did not establish a default rate.
Some of our competitors have technological capabilities that we may not be able to successfully compete with in our existing metropolitan areas or any new metropolitan areas we may launch, which could materially and adversely affect our business and financial results in the future.
     Some of the carriers we compete against provide wireless services using cellular frequencies in the 800 MHz band and in the future may use 700 MHz frequencies. These frequencies enjoy propagation advantages over the PCS and AWS spectrum we currently have licenses for or have access to, which may cause us and Royal Street to have to spend more capital than our competitors in certain areas to cover the same area. In addition, competitors and emerging technology companies may use technologies which may have advantages over CDMA or use lower priced or unlicensed spectrum. As a result, we may experience material and adverse effects on our business and financial results in the future.

We may experience increased competition as a result of new technologies.
     With the development of new technologies, products and services, we may experience increased competition from new or existing competitors. In addition, other service providers have announced plans to develop or have announced a WiFi or WiMax enabled handset. Such a handset would permit subscribers to communicate using voice and data services with their handset using VoIP technology in any area equipped with a wireless Internet connection, or hot spot, potentially allowing more carriers to offer larger bundles of minutes while retaining low prices and the ability to offer attractive roaming rates. The number of hot spots in the U.S. is growing rapidly, with some major cities and urban areas being covered entirely. As demand for new services and technologies, such as WiFi or WiMax, grows, and if we do not offer these services, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business.
The wireless industry is experiencing rapid technological change, and we may lose customers if we fail to keep up with these changes.
     The wireless telecommunications industry has been, and we believe will continue to be, characterized by significant technological change, including the rapid development and introduction of new technologies, products, and services, such as VoIP, push-to-talk services, location based services, such as global positioning satellite, or GPS, mapping technology and high speed data services, including streaming audio, streaming video, mobile gaming, advertisement paid services, video conferencing and other applications. Our continued success will depend, in part, on our ability to anticipate or adapt to technological changes and to offer, on a timely basis, services that meet customer demands. For us to keep pace with these technological changes and remain competitive, we must continue to make significant capital expenditures to our networks and/or acquire additional spectrum. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings and those offered by our competitors. We cannot assure you that we will obtain access to new technology on a timely basis, on satisfactory terms, or that we will have adequate spectrum to offer new services or implement new technologies. We also cannot be certain that the choices we make regarding technology and new service offerings will prove to be successful in the market place or will achieve their promised results. This could have a material adverse effect on our business, financial condition and operating results.
We are dependent on certain network technology improvements which may not occur, or may be materially delayed.
     The adequacy of our spectrum to serve our customers in markets where we have access to less than 20 MHz of spectrum is dependent upon certain recent and ongoing technology improvements, such as EV-DO Revision A with VoIP, EVRC-B or 4G capable handsets, long term evolution, or LTE, and intelligent antennas. There can be no assurance that (1) the additional technology improvements will be developed by our existing infrastructure provider, (2) such improvements will be delivered when needed, (3) the prices for such improvements will be cost-effective, or (4) the technology improvements will deliver our projected network efficiency improvements. If projected or anticipated technology improvements are not achieved, or are not achieved in the timeframes we need such improvements, or at the costs we anticipate, we and Royal Street may not have adequate spectrum in certain metropolitan areas, which may limit our ability to grow our customer base, may inhibit our ability to achieve additional economies of scale, may limit our ability to offer new services offered by our competitors, may require us to spend considerably more capital and incur more operating expenses than our competitors with more spectrum, and may force us to purchase additional spectrum at a potentially material cost. If our network infrastructure vendor does not supply such improvements or materially delays the delivery of such improvements and other network equipment manufacturers are able to develop such technology, we may be at a material competitive disadvantage to our competitors and we may be required to change network infrastructure vendors, the cost of which could be material.
We may be unable to purchase handsets and network equipment for spectrum we acquire.
     New spectrum we have acquired and may acquire, including AWS and 700 MHz spectrum, may require modified or new handsets and new or modified network equipment, which may not be immediately available. We do not manufacture or develop our own network equipment or handsets and are dependent on third party manufacturers to design, develop and manufacture such equipment. If handsets or network equipment are not available when we need them, we may not be able to build out any new metropolitan areas we have or may acquire in the future, or any licenses we may acquire in the 700 MHz auction. For example, we plan to launch certain of our Auction 66 Markets in 2008 and 2009. If our equipment providers do not timely provide the network equipment and handsets for use on the AWS spectrum, we could be forced to delay the launch of those markets. Delays in the launch of new metropolitan areas, including our Auction 66 Markets, may have a material and adverse effect on our financial results.
An economic slowdown or recession in the United States may slow our growth and materially adversely affect our business.
     A significant portion of our subscribers are in the lower half of the average income in the metropolitan areas we serve and may be disproportionately affected by any economic downturn or recession in the United States. In addition, a number of our subscribers work in industries which may be disproportionately affected by an economic slowdown or recession. If our existing subscribers and potential new subscribers are unable to pay for our services, we may experience increased churn and lower growth which would materially adversely affect our financial and operational results.
Anti-immigration policies undertaken by federal, state or local governments may limit our growth in key demographic segments of our customer base materially adversely affect our business.
     Federal, state and local governments are considering or enacting anti-immigration policies and regulations which may eliminate or adversely affect the ability of certain segments of the population from being able to work in the United States. We believe that our subscriber base includes these segments of the population, especially in certain metropolitan areas, such as Los Angeles. If these anti-immigration policies and regulations limit or adversely affect the ability of this segment of the population to work, we may experience increased churn and lower growth which would materially adversely affect our financial and operational results.
Our billing vendor has publicly announced that it plans to leave the telecommunications services business, including the billing services business.
     Verisign, the vendor for our existing billing system, has publicly announced that it plans to leave the telecommunications services business, including the billing services business. We have a contract with Verisign that will allow us to transition our billing services to a third party through mid-year 2009. We are in the process of identifying and negotiating a new billing service agreement with a third party. If Verisign fails to continue to provide the services it has previously provided prior to our transition to a third party system, if Verisign fails to continue to upgrade its software and systems as we grow and change our business, or if we are unable to find a new vendor to support our billing system on a cost effective basis or at all or we are unable to transition our billing services to a new vendor before the end of the transition period, we may not be able to bill our customers, provide customer care, grow our business, report financial results, or manage our business and we may have increased churn, all of which could have a material and adverse effect on our business and financial results.
A patent infringement suit has been filed against us by Leap which could have a material adverse effect on our business or results of operations.
     On June 14, 2006, Leap and Cricket Communications, Inc., or collectively Leap, filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, held by Leap. The complaint seeks both injunctive relief and monetary damages, including treble damages, for our alleged infringement of such patent.
     On September 22, 2006, Royal Street Communications filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent is invalid and not being infringed upon by Royal Street Communications. Leap responded to Royal Street Communications’ complaint by filing a motion to dismiss Royal Street Communications’ complaint for lack of jurisdiction or, in the alternative, that the action be transferred to the United States District Court for the Eastern District of Texas, Marshall Division, where Leap has brought suit against the Company under the same patent. Royal Street Communications responded to this motion, but the Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division, where it remains pending. In February 2008, Leap answered the complaint and counterclaimed against Royal Street Communications, claiming that Royal Street Communications’ infringes the ‘497 Patent and seeking both injunctive relief and monetary damages, including treble damages, for Royal Street Communications’ alleged infringement by its wireless communication systems and associated services of the ‘497 patent.
     If Leap were successful in its claim for injunctive relief in either action, we and Royal Street Communications could be enjoined from operating our respective businesses in the manner in which we and Royal Street Communications currently operate, which could require us and Royal Street Communications to expend additional capital to change certain technologies and operating practices, or could prevent both us and Royal Street Communications from offering some or all of the services we each provide using some or all of the existing systems. In addition, if Leap were successful in its claim for monetary damages, we both could be forced to pay Leap substantial damages, including treble damages, for past infringement and/or ongoing royalties on a portion of both our revenues, which could materially adversely impact our financial performance and Royal Street Communications’ financial performance.

A patent infringement suit has been filed against us by Freedom Wireless which could have a material adverse effect on our business or results of operations.
     On January 7, 2008, Freedom Wireless, Inc., or Freedom Wireless, filed suit against us in the United States District Court for the Northern District of California, San Francisco, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System” held by Freedom Wireless. The complaint seeks both injunctive relief and monetary damages, including treble damages, for our alleged infringement of these patents. We have tendered this action to Verisign, our billing vendor, and they have indicated that they are reviewing our indemnification request. Verisign, also has indicated that it plans to leave the telecommunications service business and cease providing us with billing services at the end of our current contract. We can give no assurance that Verisign will defend us against this action or that Verisign may not cease providing us with billing services altogether.
     If Freedom Wireless is successful in its claim for injunctive relief, we could be enjoined from operating our business in the manner we operate currently, which could require us to redesign our current billing or other systems, to expend additional capital to change certain of our technologies and operating practices, or could prevent us from offering certain of our services. In addition, if Freedom Wireless is successful in its claim for monetary damage, we could be forced to pay substantial damages, including treble damages, for past infringement and/or ongoing royalties on a portion of our revenues, which could materially adversely impact our financial performance. If Freedom Wireless prevails in its action, it could have a material adverse effect on our business, financial condition and results of operations. Moreover, the actions may consume valuable management time, may be very costly to defend and may distract management attention away from our business.
We and our suppliers may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights.
     Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services we or they use or provide, or the specific operation of our wireless networks or service. We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with an infringement claim. Our suppliers may be subject to infringement claims that if proven could preclude the supplier from supplying us with the products and services we require to run our business or offer our services, require the supplier to change the products and services they provide to us in a way which could have a material adverse effect on us, or cause the supplier to increase the charges for their products and services to us. In addition, our suppliers may be unable to pay any damages or honor their indemnification obligations to us, which may result in us having to bear such losses. We may also have to buy equipment and services from other third party suppliers.
     Moreover, we may be subject to claims of infringement that products, software and services provided by different vendors which we combine with products or services provided by other vendors or with our services in order to offer services to our customers and we may not have any indemnification protection from our vendors for these claims. Further, we have been, and may be, subject to further claims that certain business processes we use may infringe on the rights of third parties, and we may have no indemnification rights from any of our vendors or suppliers. Whether or not an infringement claim is valid or successful, it could adversely affect our business by diverting management’s attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), requiring us to pay royalties for prior periods, requiring us or our suppliers to redesign our or their business operations, processes or systems to avoid claims of infringement, or requiring us to purchase products and services from different vendors or not sell certain products or services. If a claim is found to be valid or if we or our suppliers cannot successfully negotiate a required royalty or license agreement, we could be forced to pay substantial damages, including potentially treble damages, we could be subject to an injunction that could disrupt our business, prevent us from offering certain products or services and cause us to incur losses of customers or revenues, any or all of which could be material and could adversely affect our business, financial performance, operating results and the market price of our stock or notes.

Substantially all of our network infrastructure equipment is manufactured or provided by a single infrastructure vendor and any failure by that vendor could result in a material adverse effect on us.
     We have an agreement with Lucent Technologies, Inc., now known as Alcatel Lucent, to provide us with PCS and AWS CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services with an initial term through the earlier to occur of (1) December 31, 2011, or (2) the date on which we have purchased or licensed products, services and licensed materials under the agreement equal to a sum which we currently expect to spend for products, services, or licensed material from Alcatel Lucent from June 6, 2005 through December 31, 2011. The agreement does not cover any other AWS or non-PCS spectrum we may acquire in the future, including any spectrum we may acquire in the 700 MHz band. The agreement provides for both exclusive and non-exclusive pricing for PCS and AWS CDMA products and the agreement may be renewed at our option on an annual basis for three additional years after its initial term concludes. Substantially all of our PCS and AWS network infrastructure equipment is manufactured or provided by Alcatel Lucent. A substantial portion of the equipment manufactured or provided by Alcatel Lucent is proprietary, which means that equipment and software from other manufacturers may not work with Alcatel Lucent’s equipment and software, or may require the expenditure of additional capital, which may be material. If Alcatel Lucent ceases to develop, or substantially delays development of, new products or support existing equipment and software, we may be required to spend significant amounts of money to replace such equipment and software, may not be able to offer new products or service, and may not be able to compete effectively in our markets. If we fail to continue purchasing our PCS and AWS CDMA products exclusively from Alcatel Lucent, we may have to pay certain liquidated damages based on the difference in prices between exclusive and non-exclusive prices, which would be material to us.
We rely on third-party suppliers to provide our customers and us with equipment, software and services that are integral to our business, and any significant disruption in our relationship with these vendors could increase our cost and affect our operating efficiencies.
     We have entered into agreements with third-party suppliers to provide equipment, software and services that are integral to our business, such as customer care, financial reporting, billing and payment processing. We purchase a substantial portion of this equipment and services from only a few major suppliers and we generally rely on one key vendor in each geographic area. One of our vendors, Verisign, has publicly announced that it plans to leave the telecommunications services business, including the billing services business. Sophisticated financial, management, information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service, produce reliable and accurate financial reports, and achieve operating efficiencies. We currently rely on internal systems and third-party vendors to provide all of our information, financial, and processing systems. Some of our billing, financial, customer service and management information systems have been developed by third-parties and may not perform as anticipated. If these suppliers experience interruptions or other problems delivering these products or services on a timely basis or at all, it may cause us to have difficulty providing services to or billing our customers, developing and deploying new services and/or upgrading, maintaining, improving our networks, or generating accurate or timely financial reports and information. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement services on economically attractive terms, or at all. Some of these agreements may be terminated upon relatively short notice. The loss, termination or expiration of these contracts or our inability to renew them at all or on favorable terms or negotiate contracts with other providers at comparable rates could harm our business. Our reliance on others to provide essential services on our behalf also gives us less control over the efficiency, timeliness and quality of these services. In addition, our plans for developing and implementing our financial information and billing systems rely to some extent on the design, development and delivery of products and services by third-party vendors. Our right to use these systems is dependent on license agreements with third-party vendors. Since we rely on third-party vendors to provide some of these services, any switch or disruption by our vendors could be costly and affect operating efficiencies.
If we experience a higher rate of customer turnover than we have forecasted, our costs could increase and our revenues could decline, which would reduce our profits.
     Unlike many of our competitors, we do not require our customers to enter into long-term service contracts. As a result, our customers have the ability to cancel their service at any time without penalty, and we therefore expect our churn rate to be higher than other wireless carriers. If we experience a higher rate of churn, we could experience reduced revenues and increased marketing costs to attract the replacement customers required to sustain our business plan, which could reduce our profit margin and could reduce the cash available to construct and operate new markets. In addition, we may not be able to replace customers who leave our service profitably or at all. Our rate of customer churn may be affected by several factors, including the following:
•	network coverage;

•	reliability issues, such as dropped and blocked calls and network availability;

•	handset problems;

•	lack of competitive regional and nationwide roaming and the inability of our customers to cost-effectively roam onto other wireless networks;

•	affordability;

•	supplier or vendor failures;

•	customer care concerns;

•	lack of early access to the newest handsets;

•	wireless number portability requirements that allow customers to keep their wireless phone number when switching between service providers;

•	our inability to offer bundled services or new services offered by our competitors; and

•	competitive offers by third parties.
     We cannot assure you that our strategies to address customer churn will be successful. If we experience a high rate of wireless customer churn or fail to replace lost customers, our revenues could decline and our costs could increase which could have a material adverse effect on our business, financial condition and operating results.
We plan to utilize DAS systems to construct critical portions of our new metropolitan areas, including the Auction 66 Markets, and any delay in construction of such systems may delay a launch of new metropolitan areas, including the Auction 66 Markets.
     We currently plan to use DAS systems in lieu of traditional cell sites to provide service to certain critical portions of new metropolitan areas we plan to build, including the Auction 66 Markets. These DAS systems may be leased and/or licensed from third party suppliers. The use of DAS systems to provide service in difficult to construct areas of a metropolitan area, such as downtown areas, is not new to wireless carriers; however, the scope of our proposed use of such DAS systems is new to us. In addition, in order to construct DAS systems, the DAS provider will be required to obtain necessary authority from the relevant state and local regulatory authorities and to secure certain agreements, such as right of way agreements, in order to construct or operate the DAS systems. In addition, the DAS system provider may be required to construct a transport network as part of their construction of the DAS systems. Some of the DAS system providers we are using have not previously constructed DAS systems in certain of our new metropolitan areas, including our Auction 66 Markets, so there may be unforeseen obstacles and delays in constructing the DAS systems in those metropolitan areas. DAS systems also pose particular compliance challenges with regard to the FCC’s recently adopted eight hour back up power requirement. Since the scope of the DAS systems being considered is substantial and we are considering using these DAS systems to provide service in critical areas, any delay in the construction of these DAS systems could delay our launch of our new metropolitan areas and could have a material adverse effect on our future operations and financial results. In addition, the use of DAS systems will result in an acceleration of capital expenditures compared to our traditional metropolitan builds without DAS systems.
We utilize a limited number of DAS providers and any financial or other inability of such providers to deliver the DAS systems could materially adversely affect our launch of service in new metropolitan areas, including, the Auction 66 Markets.
     We utilize a limited number of DAS system providers. If a major DAS system provider were to experience severe financial difficulties, or file for bankruptcy, or if one of these DAS system providers were unable to support our use of its DAS systems, we could experience delays in construction of these DAS systems which could delay our launch of new metropolitan areas, including the Auction 66 Markets, delay expansion of certain of our networks, or require us to construct the affected area using traditional cell sites which could result in duplicate or excess costs and could result in substantial delays. Any delay in the launch of new metropolitan areas or in the expansion of service in existing metropolitan areas, could have a material adverse effect on our business and financial results.
If we are unable to install our equipment on wireless cell sites or DAS systems, or are unable to renew expiring leases for wireless cell sites or DAS systems on favorable terms or at all, our business and operating results could be adversely impacted.
     Our base stations are installed on leased cell site facilities or on leased DAS nodes in connection with DAS systems. A significant portion of these cell sites and all DAS systems are leased from a small number of large cell site and DAS system providers under master agreements governing the general terms of our use of that company’s cell sites or DAS systems. If a master agreement with one of these cell site or DAS system providers were to terminate, the cell site or DAS system providers were to experience severe financial difficulties or file for bankruptcy, or if one of these cell site or DAS system providers were unable to support our use of its cell sites or DAS systems, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases and DAS systems with a limited number of cell site and DAS system providers could adversely affect our operating results and financial condition if we are unable to renew our expiring leases or DAS system agreements with these companies either on terms comparable to those we have today or at all.
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
     The spectrum allocated for AWS currently is utilized by a variety of categories of existing licensees (Broadband Radio Service, Fixed Service) as well as governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of certain governmental users from the AWS band. However, not all governmental users are obligated to relocate. To foster the relocation of non-governmental incumbent licensees, the FCC also adopted a transition and cost sharing plan under which incumbent users can be reimbursed for relocating out of the AWS band with the costs of relocation being shared by AWS licensees benefiting from the relocation. The FCC has established rules requiring the new AWS licensee and the non-governmental incumbent user to negotiate voluntarily for up to three years before the non-governmental incumbent licensee is subject to mandatory relocation. If any federal government user delays or refuses to relocate out of the AWS band in a metropolitan area where we have been granted a license, we may be delayed or prevented from serving certain geographic areas or customers within the metropolitan area and such inability may have a material adverse effect on our financial performance and our future prospects. In addition, if any of the incumbent users refuse to voluntarily relocate, we may be delayed in using the AWS spectrum granted to us and such delay may have a material adverse effect on our ability to serve the metropolitan areas, our financial performance, and our future prospects. One government incumbent user is the United States Department of Defense, or DoD. On November 19, 2007, the DoD Joint Spectrum Center, the organization charged with evaluating whether use of AWS spectrum interferes with incumbent DoD uses, or JSC, notified us that our use of the AWS spectrum in Philadelphia, Boston, and Los Angeles metropolitan areas would interfere with existing DoD systems and therefore we would not be permitted to use our AWS spectrum in advance of the current DoD relocation schedules. The company has requested, and the DoD has agreed, to review the interference analyses upon which the denial was based. As of the date of this report, the JSC has not completed its review. If the JSC concludes that our use of the AWS spectrum in these metropolitan areas will cause interference to incumbent DoD systems, we could be delayed from using the AWS spectrum in these metropolitan areas, and our launch of service in Philadelphia and Boston could be delayed, as much as 36 months or more.

We may not achieve the customer penetration levels in our Core and Expansion Markets that we currently believe are possible with our business model.
     Our ability to achieve the customer penetration levels that we currently believe are possible with our business model in our Core and Expansion Markets is subject to a number of risks, including:
•	increased competition from existing competitors or new competitors;

•	higher than anticipated churn in our Core and Expansion Markets;

•	our inability to increase our network capacity in areas we currently cover and plan to cover in the Core and Expansion Markets to meet growing customer demand;

•	our inability to continue to offer products or services which our current or prospective customers want;

•	our inability to increase the relevant coverage areas in our Core and Expansion Markets in areas or expand our roaming arrangements to areas that are important to our current and prospective customers;

•	changes in the demographics of our Core and Expansion Markets; and

•	adverse changes in the regulatory environment that may limit our ability to grow our customer base.
     If we are unable to achieve the aggregate levels of customer penetration that we currently believe are possible with our business model in our Core and Expansion Markets, our ability to continue to grow our customer base and revenues at the rates we currently expect may be limited. Any failure to achieve the penetration levels we currently believe are possible may have a material adverse impact on our future financial results and operations. Furthermore, any inability to increase our overall level of market penetration in our Core and Expansion Markets, as well as any inability to achieve similar customer penetration levels in other metropolitan areas we launch in the future, could adversely impact the market price of our 9 1/4% senior notes due 2014 and stock and may inhibit our ability to repay our indebtedness.
We and Royal Street may incur significant costs in our build out and launch of new markets and we may incur operating losses in those markets for an undetermined period of time.
     We and Royal Street have invested and expect to continue to invest a significant amount of capital to build systems that will adequately cover our Expansion Markets, and we and Royal Street will incur operating losses in each of these markets for an undetermined period of time. We also anticipate having to spend and invest a significant amount of capital to build systems and operate networks in any new metropolitan areas we plan to build, including the Auction 66 Markets, and expect that we will also incur operating losses in each of these markets for an undetermined period of time.
We and Royal Street may have insufficient spectrum in our existing and new markets to meet customer demand or to offer new services that our competitors may be able to offer.
     Most national wireless carriers have greater spectrum capacity than we do that can be used to support third generation, or 3G, and fourth generation, or 4G, services. These national wireless carriers are currently investing substantial capital to deploy the necessary capital equipment to deliver 3G enhanced services. We and Royal Street have licenses for less than 20 MHz of spectrum in certain of our markets, which is significantly less than most of the wireless carriers with whom we and Royal Street compete. This limited spectrum may require Royal Street and us to secure more cell sites to provide equivalent service (including data services based on EV-DO technology), spend greater capital compared to Royal Street’s and our competitors’, deploy more expensive network equipment, such as six-sector antennas, EV-DO Revision A with VoIP, or LTE sooner than our competitors, or require us to use DAS systems or make us more dependent on improvements in handsets, such as EVRC-B or 4G capable handsets. Royal Street’s and our limited spectrum may also limit Royal Street’s and our ability to support our growth plans or new services without additional technology improvements and/or spectrum, and may make Royal Street and us more reliant on technology advances than our competitors. There is no guarantee we and Royal Street can secure adequate tower sites or additional spectrum or can have access to DAS systems or that expected technology improvements will be available to support Royal Street’s and our business requirements or that the cost of such technology improvements will allow Royal Street and us to remain competitive with other carriers. There also is no guarantee that the operations in the Royal Street metropolitan areas, which are based on a wholesale model, will be profitable or successful.
We may incur higher than anticipated intercarrier compensation costs, which could increase our costs and reduce our profit margin.
     When our customers use our service to call customers of other carriers, we may be required to pay the carrier that serves the called party and any intermediary or transit carrier for the use of their networks. The FCC has previously determined that certain unilateral tariffed termination charges imposed prior to April 2005 may be appropriate. Some carriers have claimed a right to unilaterally impose charges on us that we consider to be unreasonably high and have threatened to pursue or have initiated claims against us for termination payments. The outcome of these claims is uncertain. A determination that we are liable for additional terminating compensation payments could subject us to additional claims by other carriers. Further, legal restrictions may inhibit our ability or willingness to block traffic to telecommunication carriers who may request unreasonable payment. In addition, certain transit carriers have taken the position that they can charge “market” rates for transit services, which may in some instances be significantly higher than our current rates. We may be obligated to pay these higher rates and/or purchase services from others or engage in direct connection, which may result in higher costs which could materially affect our costs and financial results.
We may not have access to all the funding necessary to build and operate new metropolitan areas, including our Auction 66 Markets, or to participate in future FCC auctions, and we may be required to sell additional equity or borrow additional amounts, which amounts may be material.
     We need to generate significant excess operating cash flow from our operations in our current operating markets in order to construct and operate any new metropolitan areas we decide to build, including the Auction 66 Markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” If our current cash and excess internally generated cash flows are insufficient to fund the build out of our planned metropolitan areas, we may be forced to sell additional equity, seek additional debt financing, or delay our construction. In addition, the FCC from time to time auctions additional spectrum which may be of interest to us. We have filed an application to participate in the FCC’s auction of 700 MHz spectrum designated as Auction 73 and were found by the FCC to be qualified to bid in the auction. If we decide to participate in such auctions, we may decide to purchase spectrum in existing or new metropolitan areas that cost in excess of the amount of our existing cash reserves. We may fund such excess purchase price from excess operating cash flows, from the sale of additional equity, or from borrowing of additional amounts. The covenants under our senior secured credit facility and the indenture covering the new notes may prevent us from incurring additional debt to fund the construction and operation of new metropolitan areas, including our Auction 66 Markets, and acquisition of additional spectrum at auctions, or may prevent us from securing such funds on suitable terms or in accordance with our preferred construction timetable. Further, we may not be able to sell any such equity or incur any additional debt on terms acceptable to us or at all.
We may be unable to acquire additional spectrum in the future at a reasonable cost.
     Because we offer unlimited calling services for a fixed fee, our customers tend, on average, to use our services more than the customers of other wireless carriers. We believe that the average amount of use our customers generate may continue to rise. We intend to meet this demand by utilizing spectrum-efficient state-of-the-art technologies, such as six-sector cell site technology, EV-DO Revision A with VoIP, LTE, EVRC-B or 4G handsets and intelligent antennas. Nevertheless, in the future we may need to acquire additional spectrum in order to maintain our quality of service and to meet increasing customer demands. However, we cannot be sure that additional spectrum will be made available by the FCC on terms and conditions or under service rules that we consider to be suitable for our commercial uses on a timely basis or that we will be able to acquire additional spectrum at a reasonable cost. For example, there have been recent actions by the FCC that impose conditions on the use of certain broadband spectrum (e.g., build-out requirements, open access requirements, etc.) that make it less attractive to or less economical for us. If the additional spectrum is unavailable on reasonable terms and conditions when needed or unavailable at a reasonable cost, we may not be able to offer new services, we could lose customers or revenues, which could be material, and our ability to grow our customer base may be materially adversely affected.

The value of our licenses may drop in the future as a result of volatility in the marketplace and the sale of additional spectrum by the FCC.
     The market value of FCC licenses has been subject to significant volatility in the past and the FCC has and may continue to auction additional substantial amounts of spectrum. The impact of these future auctions on license values is uncertain. There can be no assurance of the market value of our FCC licenses or that the market value of our FCC licenses will not be volatile in the future. If the value of our licenses were to decline significantly, we could be forced to record non-cash impairment charges which could impact our ability to borrow additional funds. A significant impairment loss could have a material adverse effect on our operating income and on the carrying value of our licenses on our balance sheet.
We are currently subject to the FCC’s anti-collusion rule, and may in the future become subject to the FCC’s anti-collusion rule, in connection with other FCC auctions which may preclude us from engaging in certain activities.
     Whenever we submit an application to participate in an auction of spectrum held by the FCC we become subject to the FCC’s anti-collusion rule. We have submitted an application to participate in the 700 MHz auction designated as Auction 73 and were found by the FCC to be qualified to bid in the auction. As a result, applicable FCC rules place certain restrictions on business communications with other applicants. For example, the FCC has indicated that discussions with other carriers regarding roaming agreements, the partitioning of markets or the disaggregation of spectrum, or the acquisition of licenses or licensees, may implicate the anti-collusion rule if both parties to the discussions are competing applicants in the auction and, in the course of the discussions, the parties exchange information pertaining to or affecting their bids, bidding strategy or the post-auction market structure. These anti-collusion restrictions may affect the normal conduct of our business by inhibiting discussions and the conclusion of beneficial transactions with other carriers from the time applications are due until after the conclusion of the auction, which time period could be substantial. Failure to comply with the anti-collusion rule may subject us, among other things, to fines and forfeitures and possible loss of any licenses in which we were the high bidder.
If we are unable to manage our planned growth effectively, our costs could increase and our level of service could be adversely affected.
     We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience substantial growth in the future. Previously, we failed to adequately implement financial controls and management systems. We publicly acknowledged deficiencies in our financial reporting as early as August 2004, and have made changes in our controls and systems that are designed to address these deficiencies. Our expected growth will also require stringent control of costs, diligent management of our network infrastructure and our growth, increased capital requirements, increased costs associated with marketing activities, the ability to attract and retain qualified management, technical and sales personnel and the training and management of new personnel, and the design and implementation of financial and management controls. Our growth will challenge the capacity and abilities of existing employees and future employees at all levels of our business and the controls and systems we have implemented. Failure to successfully manage our expected growth and development could have a material adverse effect on our business, increase our costs and adversely affect our level of service.
A significant portion of our revenue is derived from geographic areas susceptible to natural and other disasters.
     Our markets in California, Texas and Florida contribute a substantial amount of revenue, operating cash flows, and net income to our operations. These same states, however, have a history of natural disasters which may adversely affect our operations in those states. In addition, the major metropolitan areas in which we operate, or plan to operate, could be the target of terrorist attacks. These events may cause our networks to cease operating for a substantial period of time while we reconstruct them and our competitors may be less affected by such natural disasters or terrorist attacks. If our networks cease operating for any substantial period of time, we may lose revenue and customers, and may have difficulty attracting new customers in the future, which could materially adversely affect our operations. Although we have business interruption insurance which we believe is adequate, we cannot provide any assurance that the insurance will cover all losses we may experience as a result of a natural disaster or terrorist attack, that the insurance carrier will be solvent or that the insurance carrier will pay all claims made by us.
The investment of our substantial cash balances are subject to risks which may cause losses.
     We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. For example, we have made investments of $133.9 million in certain auction rate securities, which had AAA credit ratings at the time of purchase, some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Three auction rate securities held by us have been placed on credit watch. As a result of the lack of liquidity in the global credit and capital markets, these auction rate securities failed to attract a buyer at scheduled auctions. As a result, these auction rate securities are illiquid and we have recognized a loss of approximately $97.8 million on these investments for the year ended December 31, 2007 and we may recognize additional losses in the future if uncertainties in these markets continue, these markets deteriorate further, or the Company experiences any ratings downgrades on investments in its portfolio (including the auction rate securities). Such risks, including the continued failure of future auctions for the auction rate securities, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity and financial condition.
Our success depends on our ability to attract and retain qualified management and other personnel, and the loss of one or more members of our management, including our chief executive officer, could have a negative impact on our business.
     Our business is managed by a small number of key executive officers, including our chief executive officer, Roger Linquist. The loss of one or more of these persons could disrupt our ability to react quickly to business developments and changes in market conditions, which could harm our financial results. To provide adequate timing for succession planning, we have begun a search for a new chief executive officer. None of our managing key executives has an employment contract, so any such executive officers may leave at any time subject to forfeiture of any unpaid performance awards and any unvested options. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified executive, technical and management personnel. We believe competition for highly qualified management, technical and sales personnel is intense, and there can be no assurance that we will retain our key management, technical and sales employees or that we will be successful in attracting, assimilating or retaining other highly qualified management, technical and sales personnel in the future sufficient to support our continued growth. We have occasionally experienced difficulty in recruiting qualified personnel and there can be no assurance that we will not experience such difficulties in the future. The departure or retirement of, or our inability to attract or retain, highly qualified executive, technical and management personnel, including the chief executive officer, could materially and adversely affect our business operations, financial performance, and stock price.
The Department of Justice has informally stated that it would carefully scrutinize any statement by us in support of any future efforts by us to acquire divestiture assets and as a result we may have difficulty acquiring spectrum in this manner in the future.
     We acquired the PCS spectrum for the Dallas/Ft. Worth and Detroit Expansion Markets from Cingular Wireless as a result of a consent decree entered into between Cingular Wireless, AT&T Wireless and the United States Department of Justice, or the DOJ. When we acquired the spectrum, we communicated certain expectations for our use of the spectrum to the DOJ, including expectations regarding constructing a combined 1xRTT/EV-DO network on the spectrum capable of supporting data services. Although we constructed a combined 1xRTT/EV-DO network in those markets, we expected to be able to support our services as demand increased by upgrading the networks to an EV-DO Revision A with VoIP when available. As a result of a delay in the availability of EV-DO Revision A with VoIP, we contacted the DOJ to inform them that we had determined that it was necessary for us to redeploy the EV-DO network assets at certain cell sites in those markets to 1xRTT CDMA in order to serve our existing customers. The DOJ requested certain information regarding our construction of our network facilities in these markets, our use of EV-DO, and the services we are providing in the Dallas/Ft. Worth and Detroit Expansion Markets. We responded to the initial DOJ request and subsequent follow-up requests. On March 23, 2007, the DOJ sent us a letter in which they stated that the DOJ would carefully scrutinize any statement by us in support of any future efforts by us to acquire divestiture assets. This may make it more difficult for us to acquire any spectrum in the future which may be available as a result of a divestiture required by the DOJ. This also does not preclude the DOJ from taking any further action against us with respect to this matter. We cannot predict at this time whether the DOJ will pursue this matter any further and, if they do, what actions they may take or what the outcome may be.

A recent ruling from the Copyright Office of the Library of Congress may have an adverse effect on our distribution strategy.
     Many carriers, including us, routinely place software locks on wireless handsets, which prevent a customer from using a wireless handset sold by one carrier on another carrier’s system. The Copyright Office of the Library of Congress determined that a person could circumvent such software locks and other firmware that enable wireless handsets to connect to a wireless telephone network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. This determination may allow our customers who are dissatisfied with our service to utilize the services of our competitors without having to purchase a new handset. The ability of our customers to leave our service and use their wireless handsets on other carriers’ networks may have an adverse material impact on our business. In addition, since we provide a subsidy for handsets to our distribution partners that are incurred in advance, we may experience higher distribution costs resulting from wireless handsets not being activated or maintained on our network, which costs may be material.
Concerns about whether wireless telephones pose health and safety risks may lead to the adoption of new regulations, to lawsuits and to a decrease in demand for our services, which could increase our costs and reduce our revenues.
     Media reports and some studies have suggested that radio frequency emissions from wireless handsets are linked to various health concerns, including cancer, or interfere with various electronic medical devices, including hearing aids and pacemakers. Additional studies have been undertaken to determine whether the suggestions from those reports and studies are accurate. In addition, lawsuits have been filed against other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. While many of these lawsuits have been dismissed on various grounds, including a lack of scientific evidence linking wireless handsets with such adverse health consequences, future lawsuits could be filed based on new evidence or in different jurisdictions. If any such suits do succeed, or if plaintiffs are successful in negotiating settlements, it is likely additional suits would be filed. In addition to health concerns, safety concerns have been raised with respect to the use of wireless handsets while driving. Certain states and municipalities in which we provide service or plan to provide service have passed laws prohibiting the use of wireless phones while driving or requiring the use of wireless headsets and other states and municipalities may do so in the future. If state and local governments in areas where we conduct business adopt regulations restricting the use of wireless handsets while driving, we could experience reduced demand for our services.
     If consumers’ health concerns over radio frequency emissions increase, consumers may be discouraged from using wireless handsets, regulators may impose restrictions or increased requirements on the location and operation of cell sites, the use or design of wireless telephones, or may require that all wireless telephones include an earpiece that would enable the use of wireless telephones without holding them against the user’s head. Such legislation or regulation could increase the cost of our wireless handsets and other operating expenses, or could expose wireless providers to further litigation, which, even if not successful, may be costly to defend. In addition, compliance with such new requirements, and the associated costs, could adversely affect our business. The actual or perceived risk of radio frequency emissions could adversely affect us through a reduction in customers or a reduction in the availability of financing in the future.
A system failure could cause delays or interruptions of service, which could cause us to lose customers.
     To be successful, we must provide our customers reliable service. Some of the risks to our network and infrastructure which may prevent us from providing reliable service include:
•	physical damage to outside plant facilities;

•	power surges or outages;

•	equipment failure;

•	vendor or supplier failures;

•	software defects;

•	human error;

•	disruptions beyond our control, including disruptions caused by terrorist activities, theft, or natural disasters; and

•	failures in operational support systems.
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
Risks Related to Legal and Regulatory Matters
We are dependent on our FCC licenses, and our ability to provide service to our customers and generate revenues could be harmed by adverse regulatory action or changes which may affect our licenses.
     Some of our principal assets are our FCC licenses which we use to provide our services. Our FCC licenses are subject to revocation if the FCC finds we are not in compliance with its rules or the Communications Act’s requirements. In addition, a failure to comply with these requirements or the FCC’s construction requirements could result in revocation or termination of our licenses or in the loss of rights to serve unbuilt areas. The loss or impairment of any of these licenses and/or fines and forfeitures could have a material adverse effect on our business, results of operations and financial condition.
     We are subject to significant federal and state regulation, changes in which could have a material and adverse effect on our business and financial results.
     The FCC and state and local agencies regulate many aspects of our business. These regulatory agencies have and may in the future adopt regulations or legal restrictions or take other actions that could adversely affect our business by imposing new costs, requiring changes in our current or planned operations, slowing our growth, requiring us to change the way we do business, or requiring us to make additional investments, all of which could materially and adversely affect our business and financial results. In addition, a material failure to comply with FCC or statutory requirements may limit our ability to draw certain amounts under our senior secured credit facility or could result in a default under our credit facility.
The structure of the transaction with Royal Street creates risks because Royal Street may be required to pay back credits received in the grant of its open licenses or forfeit closed licenses.
     Royal Street acquired its PCS licenses as a very small business designated entity, or DE. As a result, Royal Street received a bidding credit equal to approximately $94 million for its “open” PCS licenses and was granted certain “closed” licenses in Florida in which DEs were the only qualified applicants. Certain recent regulatory developments pertaining to the DE program indicate that the FCC plans to be proactive in assuring that DEs strictly abide by the FCC’s control requirements. Subject to certain non-controlling investor protections in Royal Street

Communications’ limited liability company agreement, C9 has control over the operations of Royal Street because it has the right to elect three of the five members of Royal Street Communications’ management committee, which have the full power to direct the management of Royal Street. However, the Royal Street business plan may become so closely aligned with our business plan that there is a risk the FCC may find Royal Street to have relinquished control over its licenses to us in violation of FCC requirements. Recently the FCC made changes to the DE rules. The FCC concluded that certain relationships between a DE licensee and its investors would in the future be deemed impermissible material relationships based on a new FCC view that these relationships, by their very nature, are generally inconsistent with an applicant’s or licensee’s ability to achieve or maintain designated entity eligibility and inconsistent with Congress’ legislative intent. The FCC cited wholesale service arrangements as an example of an impermissible material relationship, but indicated that previously approved arrangements of this nature would be allowed to continue. Further, the FCC has opened a Notice of Further Proposed Rulemaking seeking to determine what additional changes, if any, may be required or appropriate to its DE program. While the FCC has grandfathered the existing arrangements between Royal Street and us, there can be no assurance that any changes that may be required of those arrangements in the future will not cause the FCC to determine that the changes would trigger the loss of DE eligibility for Royal Street. If the FCC were to determine that Royal Street has failed to exercise the requisite control over its licenses and lost its status as a DE, Royal Street would be required to repay the FCC the amount of the bidding credit on a five-year straight-line basis beginning on the grant date of the license, which was December 2005, and it could lose some or all of the licenses only available to DEs which have not yet been constructed, which includes several of its licenses in Florida. If Royal Street lost those licenses or was required to repay the bidding credits it received, it could have a material and adverse effect on us.
Royal Street owns certain licenses which we do not control and which may never be sold to us.
     Our agreements with Royal Street Communications allow us in accordance with applicable laws and regulations to actively participate in the development of the Royal Street licenses and networks, and we have the right to purchase, on a wholesale basis, 85% of the engineered capacity provided by the Royal Street systems and to resell those services on a retail basis under our brand. We, however, do not control Royal Street or the Royal Street licenses. C9, an unaffiliated third party, has the ability to put to us, or require us to purchase through June 2012, all or part of its ownership interest in Royal Street Communications to us, but we have no corresponding right to call, or require C9 to sell, its ownership interest in Royal Street Communications to us. C9 may not exercise its put rights or, if it does, we do not know when such exercise may occur. Further, the FCC’s rules restrict our ability to acquire or control Royal Street licenses during the period that Royal Street must maintain its eligibility as a very small business designated entity, or DE, which is currently through December 2010. Thus, we cannot be certain that the Royal Street licenses will be developed in a manner fully consistent with our business plan or that C9 will act in ways that benefit us.
We may not be able to continue to offer our services if the FCC does not renew our licenses when they expire.
     We must periodically renew our FCC licenses. Renewal applications are subject to FCC review and potentially public comment to ensure that licensees meet their licensing requirements and comply with other applicable FCC mandates. If we fail to file for renewal of any particular license at the appropriate time or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. In addition, many of our licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction sufficient to meet the applicable construction requirement. If the FCC finds that our construction is insufficient, the FCC could terminate our license. For all PCS and AWS licenses, the FCC also requires that a licensee provide substantial service in order to receive a renewal expectancy. There is no guarantee that the FCC will find our or the prior licensees’ system construction sufficient to meet any build out requirement or construction requirements for renewal. Additionally, while incumbent licensees enjoy a certain renewal expectancy if they provide substantial service, there is no guarantee that the FCC will conclude that we are providing substantial service, that we are entitled to a renewal expectancy, or will renew all or any of our licenses, or that the FCC will not grant the renewal with conditions. Any termination of a license, failure to renew, or imposition of conditions could materially adversely affect our business, results of operations, and financial condition.

We are subject to numerous surcharges and fees from federal, state and local governments, and the applicability and amount of these fees is subject to great uncertainty and may prove to be material to our financial results.
     Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including federal Universal Service Fund fees and common carrier regulatory fees. The division of our services between interstate services and intrastate services, including the divisions associated with the federal Universal Services Fund fees, is a matter of interpretation and may in the future be contested by the FCC or state authorities. The Federal government and many states also apply transaction-based taxes to sales of our products and services and to our purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose surcharges, taxes and fees on our services and the applicability of these surcharges and fees to our services is uncertain in many cases and jurisdictions may argue as to whether we have correctly assessed and remitted those monies. Periodically state and federal regulators may increase or change the surcharges and fees we currently pay. In some instances we pass through these charges to our customers. However, Congress, the FCC, state regulatory agencies or state legislatures also may preclude our ability to pass through transaction based tax liabilities, regulatory surcharges and regulatory fees imposed on us to our customers. We may or may not be able to recover some or all of those taxes from our customers and the amount of taxes may deter demand for our services or increase our cost to provide service which could have a material adverse effect in our business, results of operation or financial results.
Spectrum for which we have been granted licenses as a result of AWS Auction 66 is subject to certain legal challenges, which may ultimately result in the FCC revoking our licenses.
     We have paid the full purchase price of approximately $1.4 billion to the FCC for the licenses we were granted as a result of Auction 66, even though there are ongoing uncertainties regarding some aspects of the final auction rules as it relates to DE participation in the auction. Several interested parties filed an appeal in the U.S. Court of Appeals for the Third Circuit on June 7, 2006, of the DE auction rules seeking to overturn the results of Auction 66. On September 28, 2007, the Court dismissed the case. The petitioners filed a petition for reconsideration of the court’s order which has been denied. We do not know whether the parties will further appeal the Court’s ruling and we are unable at this time to predict the likely outcome of any further court action. If the court overturns the results of Auction 66, we could lose our Auction 66 Market licenses, we would not be reimbursed for our efforts to clear or build the spectrum, but we could receive a refund of our auction amounts. In addition, there could be a delay in us receiving a refund of our payments until the appeal is final. In such instance, we may be forced to pay interest on the payments made to the FCC without receiving any interest on such payments from the FCC. If the results of Auction 66 were overturned and we receive a refund, the delay in the return of our money, the interest we would have incurred without reimbursement, the loss of any amounts spent to develop the licenses in the interim, and the loss of the ability to provide service in the Auction 66 Markets, may materially and adversely affect our financial results and our business plan.
The requirements of the FCC Order Implementing the Independent Panel on Hurricane Katrina may have a material financial or operational impact on our financial results and operations.
     The FCC has recently adopted a requirement that wireless carriers maintain emergency back-up power for a minimum of twenty-four hours for assets that are normally powered from local commercial power and located inside mobile switching offices, and eight hours for assets that are normally powered from local commercial power and at other locations, including cell sites and DAS nodes. The back-up power requirement has not yet taken effect, and the date on which it will take effect is uncertain. When the rule takes effect, we will not be required to comply with these minimum backup power requirements where we can demonstrate that such compliance is precluded by certain exceptions. To the extent we are required to comply with these requirements, we may find it necessary to file a waiver with the FCC seeking relief from these requirements or additional time to comply. We can give no assurance that the FCC will grant any such relief. If we are required to comply with these requirements we may have to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses and such costs could be material. In addition, we may be unable to comply with these requirements and we could be forced to cease operations from some locations or be subject to fines and forfeitures and other adverse licensing actions from the FCC. Further, the requirement to install these back up power facilities could also adversely affect our operations by distracting management and engineering resources from the maintenance and growth of our existing networks or new metropolitan areas, such as the Auction 66 Markets, which could have a material adverse impact on our operations and delay a launch of service in such areas. Finally, a material failure to comply with these requirements may limit our ability to draw certain amounts under our existing senior secured credit facility or could result in a default under our 9 1/4% senior notes due 2014.
The FCC may adopt rules requiring new point-to-multipoint emergency alert capabilities that would require us to make costly investments in new network equipment and consumer handsets.
     Congress recently passed the Warning, Alert, and Response Network Act, or the Act, which requires the FCC to adopt, relevant technical standards, protocols, procedures and other technical requirements based on such recommendations necessary to enable alerting capability for commercial mobile radio service, or CMRS, providers that voluntarily elect to transmit emergency alerts. Under the Act, a CMRS carrier can elect not to participate in providing such alerting capability. If a CMRS carrier elects to participate, the carrier may not charge separately for the alerting capability. Until the FCC completes its rulemaking, we do not know what requirements it may adopt and what their impact will be on our network and service. Adoption of such requirements and our election to provide or not provide this service, however, could require us to purchase new or additional equipment and may also require consumers to purchase new handsets.
General Matters
Until our initial public offering in April 2007, there was no market for our common stock and our stock price may be volatile.
     Prior to the consummation of our initial public offering in April 2007, our common stock was not listed on a national exchange or publicly traded. As a company which recently has become listed on a national exchange, the price at which our common stock trades is likely to be highly volatile and may fluctuate substantially because of a number of factors, such as:
•	actual or anticipated fluctuations in our or our competitors operating and financial results;

•	changes in or our failure to meet securities analysts’ expectations;

•	entry of new competitors into our markets;

•	introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors, including the introduction of unlimited fixed-rate plans by our competitors;

•	significant developments with respect to intellectual property rights or litigation;

•	conditions and trends in the communications and high technology markets;

•	volatility in stock market prices and volumes, which is particularly common among securities of telecommunications companies;

•	the general state of the U.S. and world economies;

•	the announcement, commencement, bidding and closing of auctions for new spectrum or acquisitions of other businesses; and

•	actions occurring in and the outcome of litigation between Leap and us and Freedom Wireless and us.
     In addition, in recent months, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the trading price of securities issued by many companies, including companies in the telecommunications industry. The changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business or its performance.

We are currently controlled by a limited number of stockholders, and their interests may be different from yours.
     A significant portion of the voting power of our capital stock is concentrated in the hands of a few shareholders some of which are members of our board of directors. TA Associates and Madison Dearborn Capital Partners, and Mr. Roger D. Linquist, our President, Chief Executive Officer, and Chairman of the Board, are significant stockholders of the Company and each have representatives or are on our board of directors. Stockholders holding over 10% of the voting power also hold collectively in excess of 21% of the voting power of our capital stock. As a result, if such persons act together, they will have the ability to significantly influence whether required consents can be obtained and will have substantial control over all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sales of all or substantially all of our assets. These stockholders may have different interests than the other holders of our common stock and may make decisions that are adverse to your interests.
Our stockholder rights plan could prevent a change in control of our Company in instances in which some stockholders may believe a change in control is in their best interests.
     We have a stockholder rights plan, or Rights Plan. Pursuant to the Rights Plan, we have issued to our stockholders one preferred stock purchase right for each outstanding share of our common stock as of March 27, 2007. Each right, when exercisable, will entitle its holder to purchase from us a unit consisting of one one-thousandth of a share of series A junior participating preferred stock at $66.67 per share. Our Rights Plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire our Company and to provide our board of directors with adequate time to evaluate unsolicited offers. The Rights Plan may prevent or make takeovers or unsolicited corporate transactions more difficult. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire us on terms that our board of directors does not believe are in our best interests and those of our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.
Conflicts of interest may arise because some of our directors are principals of our stockholders, and we have waived our rights to certain corporate opportunities.
     Our board of directors includes representatives from Accel Partners, TA Associates, Madison Dearborn Capital Partners and Wachovia. Those stockholders and their respective affiliates may invest in entities that directly or indirectly compete with us or companies in which they are currently invested may already compete with us. As a result of these relationships, when conflicts between the interests of those stockholders or their respective affiliates and the interests of our other stockholders arise, these directors may not be disinterested. Under Delaware law, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction, or (3) the transaction is otherwise fair to us. Also, pursuant to the terms of our certificate of incorporation, our non-employee directors, including the representatives from Accel Partners, TA Associates, Madison Dearborn Capital Partners and Wachovia, are not required to offer us any corporate opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them in their capacity as a director of our Company.
Our certificate of incorporation, bylaws and Delaware corporate law contain provisions which could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.
     Delaware law, as well as our certificate of incorporation and bylaws, contain provisions that could delay or prevent a change in control of our Company, even if it were beneficial to our stockholders to do so. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:
• authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval to increase the number of outstanding shares and deter or prevent a takeover attempt;

• prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of our stockholders;
• require stockholder meetings to be called only by the President or at the written request of a majority of the directors then in office and not the stockholders;
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
     In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on business combinations such as mergers between us and a holder of 15% or more of our voting stock. See “Description of Capital Stock — Anti-Takeover Effects of Delaware Law and Our Restated Certificate of Incorporation and Restated Bylaws.”
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We currently maintain our executive offices in Richardson, Texas, and regional offices in Alameda, California; Folsom, California; Irvine, California; Santa Fe Springs, California; Norcross, Georgia; Plano, Texas; Livonia, Michigan; Sunrise, Florida; Tampa, Florida; Orlando, Florida; Plantation, Florida; Chelmsford, Massachusetts; Hawthorne, New York; and Ft. Washington, Pennsylvania. As of December 31, 2007, we also operated over 100 retail stores throughout our metropolitan areas. All of our regional offices, switch sites, retail stores and virtually all of our cell site facilities are leased from unaffiliated third parties. We believe these properties, which are being used for their intended purposes, are adequate and well-maintained.
Item 3. Legal Proceedings
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, held by Leap. The complaint seeks both injunctive relief and monetary damages, including treble damages, for our alleged infringement by our wireless communication systems and associated services of the ‘497 patent. We have answered the complaint, raised a number of affirmative defenses, and together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap, including Leap’s CEO. In our counterclaims, we claim that we do not infringe any valid or enforceable claim of the ‘497 Patent and we assert claims for breach of contractual obligations, constructive trust, misappropriation, conversion and misappropriation of trade secrets, misappropriation of confidential information, and breach of a confidential relationship. Our counterclaims seek monetary and exemplary damages, and injunctive relief. Certain of the Leap defendants, including its CEO, have answered our counterclaims, denied our allegations and asserted affirmative defenses to our counterclaims. In connection with denying a motion to dismiss by certain individual defendants, the court concluded that our claims against those defendants were compulsory counterclaims. On October 31, 2007, pursuant to a joint motion by the parties, the Court entered an order administratively closing the suit. On February 14, 2008, the Court entered an order reopening the action. We plan to vigorously defend against Leap’s claims relating to the ‘497 Patent.

     We have also tendered Leap’s claims to the manufacturer of our network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Alcatel Lucent declined to indemnify and defend us. We filed a petition in state district court in Harrison County, Texas, Cause No. 07-0710, for a declaratory ruling that Alcatel Lucent is obligated to cooperate, indemnify, defend and hold us harmless from the Leap patent infringement action and for specific performance, for injunctive relief and for breach of contract. Alcatel Lucent has responded to our petition and requested that the Court dismiss, abate, stay, and deny every claim in our petition asserted against Alcatel Lucent and order us to amend our petition. We have responded to Alcatel Lucent’s request. The parties have agreed to postpone the hearing on Alcatel Lucent’s request until after February 7, 2008. No hearing is currently scheduled for Alcatel Lucent’s request. We plan to vigorously prosecute our petition.
     On September 22, 2006, Royal Street Communications filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent is invalid and not being infringed upon by Royal Street Communications. Leap responded to Royal Street Communications’ complaint by filing a motion to dismiss Royal Street Communications’ complaint for lack of jurisdiction or, in the alternative, that the action be transferred to the United States District Court for the Eastern District of Texas, Marshall Division, where Leap has brought suit against the Company under the same patent. Royal Street Communications responded to this motion, but the Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division, where it remains pending. In February 2008, Leap answered the complaint and counterclaimed against Royal Street Communications, claiming that Royal Street Communications’ infringes the ‘497 Patent and seeking both injunctive relief and monetary damages, including treble damages, for Royal Street Communications’ alleged infringement by its wireless communication systems and associated services of the ‘497 patent. Royal Street Communications plans to vigorously defend against Leap’s claims relating to the ‘497 Patent.
     If Leap were successful in its claim for injunctive relief in either action, we and Royal Street Communications could be enjoined from operating our respective businesses in the manner in which we and Royal Street Communications currently operate, which could require us and Royal Street Communications to expend additional capital to change certain technologies and operating practices, or could prevent both us and Royal Street Communications from offering some or all of the services we each provide using some or all of the existing systems. In addition, if Leap were successful in its claim for monetary damages, we both could be forced to pay Leap substantial damages, including treble damages, for past infringement and/or ongoing royalties on a portion of both our revenues, which could materially adversely impact our financial performance and Royal Street Communications’ financial performance.
     On August 15, 2006, we filed a separate action in the California Superior Court, Stanislaus County, Case No. 382780, against Leap and others for unfair competition, misappropriation of trade secrets, interference with contracts, breach of contract, intentional interference with prospective business advantage, and trespass. In this suit we seek monetary and punitive damages and injunctive relief. We have amended our complaint in response to demurrers and motions filed by Leap and Orders of the Court. On August 16, 2007, we filed our Third Amended Complaint which among other things eliminated the trespass claims. On September 20, 2007, Defendants demurred to the Third Amended Complaint alleging that the claims were uncertain and we have responded. On October 24, 2007, the parties filed a stipulation to request that the Court stay the suit and discovery for 90 days following the entry of the Order granting the stay. On January 28, 2008, the Court entered an order staying the suit and discovery until May 27, 2008. If the Court reinstates the suit at the request of either party, we believe the Court will most likely set new dates for the suit and discovery. We intend to vigorously prosecute this complaint.
     On January 7, 2008, Freedom Wireless, Inc., or Freedom Wireless, filed suit against Verisign, Inc., our billing vendor, and several telecommunications providers who use Verisign’s billing system, including us, in the United States District Court for the Northern District of California, San Francisco Division, Civil Action Number CV-08-112-JL, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System”, or collectively the Freedom Wireless Patents, held by Freedom Wireless. The complaint seeks both injunctive relief and monetary damages, including treble damages, for our alleged infringement of the Freedom Wireless Patents. We plan to vigorously defend against Freedom Wireless’ claims relating to the Freedom Wireless Patents. We have tendered this action to Verisign and they have indicated that they are reviewing our indemnification request. Verisign also has indicated that it plans to leave the telecommunications service business and cease providing us with billing services through the end of our current contract. We can give no assurance that Verisign will defend us against this action or that Verisign may not cease providing us with billing services altogether. We plan to vigorously defend against Freedom Wireless' claims related to the Freedom Wireless Patents.
     If Freedom Wireless is successful in its claim for injunctive relief, we could be enjoined from operating our business in the manner we operate currently, which could require us to redesign our current billing or other systems, to expend additional capital to change certain of our technologies and operating practices, or could prevent us from offering certain of our services. In addition, if Freedom Wireless is successful in its claim for monetary damage, we could be forced to pay substantial damages, including treble damages, for past infringement and/or ongoing royalties on a portion of our revenues, which could materially adversely impact our financial performance. If Freedom Wireless prevails in its action, it could have a material adverse effect on our business, financial condition and results of operations. Moreover, the actions may consume valuable management time, may be very costly to defend and may distract management attention away from our business.

     In addition, we are involved in other litigation from time to time, including litigation regarding intellectual property claims that we consider to be in the normal course of business. We are not currently party to any other pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II

Item 5.	Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock began trading on April 19, 2007 on the New York Stock Exchange under the symbol “PCS.” Prior to April 19, 2007, there was no established public trading market for our common stock. The following table sets forth for the periods indicated the high and low composite per share prices as reported by the New York Stock Exchange.

	High	Low
Fiscal year ended December 31, 2007
Second quarter	$36.68	$27.40
Third quarter	40.33	24.15
Fourth quarter	27.85	15.10
Holders
     As of January 31, 2008, the closing price of our common stock was $18.18 per share, there were 348,142,926 shares of our common stock outstanding, and there were approximately 6,800 holders of record of our common stock.
Dividends
     We have never paid or declared any regular dividends on our common stock and do not intend to declare or pay regular dividends on our common stock in the foreseeable future. The terms of our senior secured credit facility and the indenture related to the 9 1/4% senior notes restrict our ability to declare or pay dividends. We currently intend to retain the future earnings, if any, to invest in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:
•	any applicable contractual restrictions limiting our ability to pay dividends;

•	our earnings and cash flows;

•	our capital requirements;

•	our future needs for cash;

•	our financial condition; and

•	other factors our board of directors deems relevant.

Equity Compensation Plan Information
     The following table provides information as of December 31, 2007 with respect to shares of MetroPCS Communications’ common stock issuable under our equity compensation plans.

	Number of Securities to be		Number of Securities
	Issued Upon Exercise of	Weighted Average Exercise	Remaining Available for Future
	Outstanding Options,	Price of Outstanding Options,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	27,643,794	$11.70	19,404,870

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	27,643,794	$11.70	19,404,870

(1)	Consists of the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc., as amended, and the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, as amended.
Non-Employee Director Remuneration Plan
     Non-employee members of our board of directors are eligible to participate in our non-employee director remuneration plan under which such directors may receive compensation for serving on the board of directors. As of December 31, 2007, this compensation included annual retainers, stock options, board meeting fees, committee paid event fees, initial stock grants and annual stock grants.
Recent Sales of Unregistered Securities
     On April 10, 2007, we filed a Registration Statement on Form S-8 to register shares of our common stock issued or reserved for issuance under our equity compensation plans. From January 1, 2007 through April 10, 2007, employees purchased an aggregate of 52,488 shares of our common stock through the exercise of outstanding stock options for an aggregate sales price of $99,439. The shares of common stock were sold in reliance upon Rule 701, Section 4(2) and/or Rule 506 of the Securities Act. We believe other exemptions may also be available.
Issuer Purchases of Equity Securities
     We did not repurchase any equity securities during the period covered by this report.

Item 6. Selected Financial Data
     The following tables set forth selected consolidated financial data. We derived our selected consolidated financial data as of and for the years ended December 31, 2007, 2006, 2005 and 2004 from our consolidated financial statements, which were audited by Deloitte & Touche LLP. We derived our selected consolidated financial data as of and for the year ended December 31, 2003 from our consolidated financial statements. The historical selected financial data may not be indicative of future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In Thousands, Except Share and Per Share Data)
Statement of Operations Data:
Revenues:
Service revenues	$369,851	$616,401	$872,100	$1,290,947	$1,919,197
Equipment revenues	81,258	131,849	166,328	255,916	316,537

Total revenues	451,109	748,250	1,038,428	1,546,863	2,235,734
Operating expenses:
Cost of service (excluding depreciation and amortization disclosed separately below)	122,211	200,806	283,212	445,281	647,510
Cost of equipment	150,832	222,766	300,871	476,877	597,233
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)	94,073	131,510	162,476	243,618	352,020
Depreciation and amortization	42,428	62,201	87,895	135,028	178,202
Loss (gain) on disposal of assets	392	3,209	(218,203)	8,806	655

Total operating expenses	409,936	620,492	616,251	1,309,610	1,775,620

Income from operations	41,173	127,758	422,177	237,253	460,114
Other expense (income):
Interest expense	11,115	19,030	58,033	115,985	201,746
Accretion of put option in majority-owned subsidiary	—	8	252	770	1,003
Interest and other income	(996)	(2,472)	(8,658)	(21,543)	(63,936)
Impairment loss on investment securities	—	—	—	—	97,800
(Gain) loss on extinguishment of debt	(603)	(698)	46,448	51,518	—

Total other expense	9,516	15,868	96,075	146,730	236,613

Income before provision for income taxes and cumulative effect of change in accounting principle	31,657	111,890	326,102	90,523	223,501
Provision for income taxes	(16,179)	(47,000)	(127,425)	(36,717)	(123,098)

Income before cumulative effect of change in accounting principle	15,478	64,890	198,677	53,806	100,403
Cumulative effect of change in accounting, net of tax	(120)	—	—	—	—

Net income	15,358	64,890	198,677	53,806	100,403
Accrued dividends on Series D Preferred Stock	(18,493)	(21,006)	(21,006)	(21,006)	(6,499)
Accrued dividends on Series E Preferred Stock	—	—	(1,019)	(3,000)	(929)
Accretion on Series D Preferred Stock	(473)	(473)	(473)	(473)	(148)
Accretion on Series E Preferred Stock	—	—	(114)	(339)	(106)

Net income (loss) applicable to Common Stock	$(3,608)	$43,411	$176,065	$28,988	$92,721

Basic net income (loss) per common share(1):
Income (loss) before cumulative effect of change in accounting principle	$(0.03)	$0.18	$0.71	$0.11	$0.29
Cumulative effect of change in accounting, net of tax	(0.00)	—	—	—	—

Basic net income (loss) per common share	$(0.03)	$0.18	$0.71	$0.11	$0.29

Diluted net income (loss) per common share(1):
Income (loss) before cumulative effect of change in accounting principle	$(0.03)	$0.15	$0.62	$0.10	$0.28
Cumulative effect of change in accounting, net of tax	(0.00)	—	—	—	—

Diluted net income (loss) per common share	$(0.03)	$0.15	$0.62	$0.10	$0.28

Weighted average shares(1):
Basic	109,331,885	126,722,051	135,352,396	155,820,381	287,692,280

Diluted	109,331,885	150,633,686	153,610,589	159,696,608	296,337,724

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In Thousands)
Other Financial Data:
Net cash provided by operating activities	$112,605	$150,379	$283,216	$364,761	$589,306
Net cash used in investment activities	(306,868)	(190,881)	(905,228)	(1,939,665)	(517,088)
Net cash provided by (used in) financing activities	201,951	(5,433)	712,244	1,623,693	1,236,492

	As of December 31,
	2003	2004	2005	2006	2007
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents & short-term investments	$254,838	$59,441	$503,131	$552,149	$1,470,208
Property and equipment, net	485,032	636,368	831,490	1,256,162	1,891,411
Total assets	898,939	965,396	2,158,981	4,153,122	5,806,130
Long-term debt (including current maturities)	195,755	184,999	905,554	2,596,000	3,002,177
Series D Cumulative Convertible Redeemable Participating Preferred Stock	378,926	400,410	421,889	443,368	—
Series E Cumulative Convertible Redeemable Participating Preferred Stock	—	—	47,796	51,135	—
Stockholders’ equity	71,333	125,434	367,906	413,245	1,848,746

(1)	See Note 17 to the consolidated financial statements included elsewhere in this report for an explanation of the calculation of basic and diluted net income (loss) per common share. The calculation of basic and diluted net income (loss) per common share for the years ended December 31, 2003 and 2004 is not included in Note 17 to the consolidated financial statements.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
     Except as expressly stated, the financial condition and results of operations discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of MetroPCS Communications, Inc. and its consolidated subsidiaries, including MetroPCS Wireless, Inc. and Royal Street Communications, LLC. References to “MetroPCS,” “MetroPCS Communications,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to MetroPCS Communications, Inc., a Delaware corporation, and its wholly-owned subsidiaries. Unless otherwise indicated, all share numbers and per share prices give effect to a 3 for 1 stock split effected by means of a stock dividend of two shares of common stock for each share of common stock issued and outstanding at the close of business on March 14, 2007. On April 18, 2007, the registration statement for our initial public offering became effective and our common stock began trading on the New York Stock Exchange under the symbol “PCS” on April 19, 2007. We consummated our initial public offering of our common stock on April 24, 2007.
     We are a wireless telecommunications carrier that currently offers wireless broadband personal communication services, or PCS, primarily in the greater Atlanta, Dallas/Ft. Worth, Detroit, Los Angeles, Miami, San Francisco, Sacramento and Tampa/Sarasota/Orlando metropolitan areas. We launched service in the greater Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa/Sarasota in October 2005; in Dallas/Ft. Worth in March 2006; in Detroit in April 2006; in Orlando in November 2006; and in Los Angeles in September 2007. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries (collectively, “Royal Street”), was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interests in Royal Street and we have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Royal Street has constructed or is in the process of constructing its network infrastructure in its licensed metropolitan areas. We commenced commercial services in Orlando and certain portions of northern Florida in November 2006, and in Los Angeles in September 2007 through our arrangements with Royal Street.
     As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses. In November 2006, we were granted advanced wireless services, or AWS, licenses currently covering a total population of approximately 126 million outside of where we then held or had access to spectrum for an aggregate purchase price of approximately $1.4 billion. Approximately 84 million of the total licensed population associated with our Auction 66 licenses represents expansion opportunities in geographic areas outside of our current operating markets, which we refer to as our Auction 66 Markets. These new expansion opportunities in our Auction 66 Markets cover six of the 25 largest metropolitan areas in the United States. The balance of our Auction 66 Markets, which currently cover a population of approximately 42 million, supplements or expands the geographic boundaries of our and Royal Street’s existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 through the first half of 2009. Our initial launch dates will vary in our Auction 66 Markets and our launch dates in the larger metropolitan areas will be accomplished in phases. Our Auction 66 Markets will entail a more extensive use of distributed antenna systems, or DAS, than we have deployed in the past. This, along with other factors, will result in an increase in total capital expenditures per covered population to initially launch operations, however, we would not expect the estimate of total cash expenditures to reach free cash flow positive to be materially impacted. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, under simple and affordable flat monthly rate service plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited voicemail, caller ID, call waiting, enhanced directory assistance, unlimited text messaging, mobile Internet browsing, push e-mail, mobile instant messaging, picture and multimedia messaging and the ability to place unlimited long distance calls from within our local service calling area to any number in the continental United States. We offer flat-rate monthly plans at $30, $35, $40, $45 and $50. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is discontinued at the end of the month that was paid for by the customer. For additional fees, we also provide international long distance and international text messaging, ringtones, ring back tones, downloads, games and content applications, unlimited directory assistance and other value-added services. As of December 31, 2007, over 85% of our customers have selected a $40 or higher rate plan. Our flat-rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us in the Royal Street markets.
Critical Accounting Policies and Estimates
     The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. You should read this discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this prospectus. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policy for income taxes was recently modified due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) and is described below.
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
     Effective July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF No. 00-21”), which is being applied on a prospective basis. EITF No. 00-21 also supersedes certain guidance set forth in U.S. Securities and Exchange Commission Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104, “Revenue Recognition.” The consensus addresses the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting and the consideration received is allocated among the separate units of accounting using the residual method of accounting.
     We determined that the sale of wireless services through our direct and indirect sales channels with an accompanying handset constitutes revenue arrangements with multiple deliverables. Upon adoption of EITF No. 00-21, we began dividing these arrangements into separate units of accounting, and allocating the consideration between the handset and the wireless service using the residual method of accounting. Consideration received for the wireless service is recognized at fair value as service revenue when earned, and any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer.
Allowance for Uncollectible Accounts Receivable
     We maintain allowances for uncollectible accounts for estimated losses resulting from the inability of our independent retailers to pay for equipment purchases and for amounts estimated to be uncollectible for intercarrier compensation. We estimate allowances for uncollectible accounts from independent retailers based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of a material portion of our independent retailers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where we are aware of a specific carrier’s inability to meet its financial obligations to us, we record a specific allowance for intercarrier compensation against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. Total allowance for uncollectible accounts receivable as of December 31, 2007 was approximately 8% of the total amount of gross accounts receivable.
Inventories
     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. Total inventory reserves for obsolescent and unmarketable inventory were not significant as of December 31, 2007. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.
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
     We establish reserves when, despite our belief that our tax returns are fully supportable, we believe that certain positions may be challenged and ultimately modified. We adjust the reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of income tax related reserve positions and changes to income tax reserves that we consider appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. Tax reserves as of December 31, 2007 were $26.0 million of which $4.8 million and $21.2 million are presented on the consolidated balance sheet in accounts payable and accrued expenses and other long-term liabilities, respectively.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.
Property and Equipment
     Depreciation on property and equipment is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets including capitalized interest, three to seven years for office equipment, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. The estimated life of property and equipment is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the assets could be extended based on the life assigned to new assets added to property and equipment. This could result in a reduction of depreciation expense in future periods.
     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. If actual results are not consistent with our assumptions and estimates, we may be exposed to an additional impairment charge associated with long-lived assets. The carrying value of property and equipment was approximately $1.9 billion as of December 31, 2007.
Long-Term Investments
     The Company accounts for its investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2007, all of the Company’s long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on our broker-dealer valuation models and an internal analysis by management of other-than-temporary impairment factors. The broker-dealer models considered credit default risks, the liquidity of the underlying security and overall capital market liquidity. Management also looked to other marketplace transactions, and information received from other third party brokers in order to assess whether the fair value based on the broker-dealer valuation models was reasonable.
     Declines in fair value that are considered other-than-temporary are charged to earnings and those that are considered temporary are reported as a component of other comprehensive income in stockholders’ equity. The Company has recorded an impairment charge of $97.8 million during the year ended December 31, 2007, reflecting the portion of the auction rate security holdings that the Company has concluded have an other-than-temporary decline in value.
     The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The estimated market value of the Company’s auction rate security holdings at December 31, 2007 was approximately $36.1 million.
     The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or the Company experiences any additional ratings downgrades on any investments in its portfolio (including on auction rate securities), the Company may incur additional impairments to its investment portfolio.
FCC Licenses and Microwave Relocation Costs
     We operate broadband PCS networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for broadband PCS services. In addition, in November 2006, we acquired a number of AWS licenses which can be used to provide services comparable to the PCS services provided by us, as well as other advanced wireless services. The PCS and AWS licenses included the obligation to relocate existing fixed microwave users of our licensed spectrum if our spectrum interfered with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits our system. Additionally, we incurred costs related to microwave relocation in constructing our PCS network. The PCS and AWS licenses and microwave relocation costs are recorded at cost. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses and fifteen years in the case of AWS licenses, the renewal of PCS and AWS licenses is generally a routine matter without substantial cost and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of our PCS and AWS licenses. The carrying value of FCC licenses and microwave relocation costs was approximately $2.1 billion as of December 31, 2007.
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
     For the license impairment test performed as of September 30, 2007, the fair value of the FCC licenses was in excess of its carrying value and no impairment has been recognized through December 31, 2007.

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
     The determination of the fair value of stock options using an option-pricing model is affected by our common stock valuation as well as assumptions regarding a number of complex and subjective variables. The methods used to determine these variables are generally similar to the methods used prior to 2006 for purposes of our pro forma information under SFAS No. 148. Prior to our initial public offering, factors that our Board of Directors considered in determining the fair market value of our common stock, include the recommendation of our finance and planning committee and of management based on certain data, including discounted cash flow analysis, comparable company analysis and comparable transaction analysis, as well as contemporaneous valuation reports. After our initial public offering, the Board of Directors uses the closing price of our common stock on the date of grant as the fair market value for our common stock. The volatility assumption is based on a combination of the historical volatility of our common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with our historical volatility because of the lack of sufficient relevant history equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the stock options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by us.
     As share-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recorded stock-based compensation expense of approximately $28.0 million and $14.5 million for the years ended December 31, 2007 and 2006, respectively.
     The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. We utilized the following weighted-average assumptions in estimating the fair value of the options grants for the years ended December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
Expected dividends	0.00%	0.00%
Expected volatility	42.69%	35.04%
Risk-free interest rate	4.54%	4.64%
Expected lives in years	5.00	5.00
Weighted-average fair value of options:
Granted at below fair value	$—	$10.16
Granted at fair value	$9.89	$3.75
Weighted-average exercise price of options:
Granted at below fair value	$—	$1.49
Granted at fair value	$22.41	$9.95
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
     During the years ended December 31, 2006 and 2007, the following awards were granted under our Option Plans:

		Weighted	Weighted	Weighted
	Number of	Average	Average	Average
Grants Made During	Options	Exercise	Market Value	Intrinsic Value
the Quarter Ended	Granted	Price	per Share	per Share
March 31, 2006	2,869,989	$7.15	$7.15	$0.00
June 30, 2006	534,525	$7.54	$7.54	$0.00
September 30, 2006	418,425	$8.67	$8.67	$0.00
December 31, 2006	7,546,854	$10.81	$11.33	$0.53
March 31, 2007	1,008,300	$11.33	$11.33	$0.00
June 30, 2007	5,912,098	$23.78	$23.78	$0.00
September 30, 2007	906,000	$30.60	$30.60	$0.00
December 31, 2007	650,600	$15.68	$15.68	$0.00
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

Revenues
     We derive our revenues from the following sources:
     Service.  We sell wireless broadband PCS services. The various types of service revenues associated with wireless broadband PCS for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including nationwide long distance, unlimited text messaging, international text messaging, voicemail, downloads, ringtones, games and content applications, unlimited directory assistance, enhanced directory assistance, ring back tones, mobile Internet browsing, mobile instant messaging, push e-mail and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring activation service charges to customers.
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
     Depreciation and Amortization.  Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets and capitalized interest, three to seven years for office equipment, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the term of the respective leases, which includes renewal periods that are reasonably assured, or the estimated useful life of the improvement, whichever is shorter.
     Interest Expense and Interest Income.  Interest expense includes interest incurred on our borrowings, amortization of debt issuance costs and amortization of discounts and premiums on long-term debt. Interest income is earned primarily on our cash and cash equivalents and short-term investments.
     Income Taxes.  As a result of our operating losses and accelerated depreciation available under federal tax laws, we paid no federal income taxes prior to 2006. For the years ended December 31, 2007 and 2006, we paid approximately $0.3 million and $2.7 million, respectively, in federal income taxes. In addition, we have paid an $1.1 million and immaterial amount of state income tax during the years ended December 31, 2007 and 2006, respectively.
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

	Net Additions			Subscribers
	Core	Expansion		Core	Expansion
MetroPCS Subscriber Statistics	Markets	Markets	Consolidated	Markets	Markets	Consolidated
	(In 000s)
2004
Q1	174	—	174	1,151	—	1,151
Q2	63	—	63	1,214	—	1,214
Q3	66	—	66	1,280	—	1,280
Q4	119	—	119	1,399	—	1,399
2005
Q1	169	—	169	1,568	—	1,568
Q2	77	—	77	1,645	—	1,645
Q3	95	—	95	1,740	—	1,740
Q4	132	53	185	1,872	53	1,925
2006
Q1	184	61	245	2,056	114	2,170
Q2	63	186	249	2,119	300	2,419
Q3	55	142	198	2,174	442	2,617
Q4	127	198	324	2,301	640	2,941
2007
Q1	184	270	454	2,485	910	3,395
Q2	58	97	155	2,543	1,007	3,550
Q3	36	78	114	2,578	1,086	3,664
Q4	81	218	299	2,659	1,304	3,963
Operating Segments
     Operating segments are defined by SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chairman of the Board, Chief Executive Officer and President.
     As of December 31, 2007, we had twelve operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Philadelphia, San Francisco, Sacramento and Tampa/Sarasota/Orlando. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, international long distance and international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail and other value-added services.
     We aggregate our operating segments into two reportable segments: Core Markets and Expansion Markets.
•	Core Markets, which include Atlanta, Miami, San Francisco, and Sacramento, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•	Expansion Markets, which include Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, New York, Philadelphia and Tampa/Sarasota/Orlando, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.
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

Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

Reportable Operating Segment Data	2007	2006	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$1,414,917	$1,138,019	24%
Expansion Markets	504,280	152,928	230%

Total	$1,919,197	$1,290,947	49%

Equipment revenues:
Core Markets	$220,364	$208,333	6%
Expansion Markets	96,173	47,583	102%

Total	$316,537	$255,916	24%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$439,162	$338,923	30%
Expansion Markets	208,348	106,358	96%

Total	$647,510	$445,281	45%

Cost of equipment:
Core Markets	$385,100	$364,281	6%
Expansion Markets	212,133	112,596	88%

Total	$597,233	$476,877	25%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$167,542	$158,100	6%
Expansion Markets	184,478	85,518	116%

Total	$352,020	$243,618	44%

Adjusted EBITDA (Deficit)(2):
Core Markets	$654,112	$492,773	33%
Expansion Markets	12,883	(97,214)	113%
Depreciation and amortization:
Core Markets	$117,344	$109,626	7%
Expansion Markets	53,851	21,941	145%
Other	7,007	3,461	102%

Total	$178,202	$135,028	32%

Stock-based compensation expense:
Core Markets	$10,635	$7,725	38%
Expansion Markets	17,389	6,747	158%

Total	$28,024	$14,472	94%

Income (loss) from operations:
Core Markets	$529,194	$367,109	44%
Expansion Markets	(58,818)	(126,387)	53%
Other	(10,262)	(3,469)	196%

Total	$460,114	$237,253	94%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the year ended December 31, 2007, cost of service includes $1.8 million and selling, general and administrative expenses includes $26.2 million of stock-based compensation expense. For the year ended December 31, 2006, cost of service includes $1.3 million and selling, general and administrative expenses includes $13.2 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

     Service Revenues. Service revenues increased $628.3 million, or 49%, to $1.9 billion for the year ended December 31, 2007 from $1.3 billion for the year ended December 31, 2006. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $276.9 million, or 24%, to $1.4 billion for the year ended December 31, 2007 from $1.1 billion for the year ended December 31, 2006. The increase in service revenues is primarily attributable to net additions of approximately 358,000 customers for the year ended December 31, 2007, which accounted for $213.2 million of the Core Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $10.0 million of the Core Markets increase. In addition, E-911, Federal Universal Service Fund, or FUSF, vendor’s compensation and activation revenues increased approximately $53.7 million during the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of the increase in customers during the year ended December 31, 2007 and higher FUSF rates.

•	Expansion Markets. Expansion Markets service revenues increased $351.4 million, or 230%, to $504.3 million for the year ended December 31, 2007 from $152.9 million for the year ended December 31, 2006. The increase in service revenues is primarily attributable to net additions of approximately 664,000 customers for the year ended December 31, 2007, which accounted for $361.1 million of the Expansion Markets increase, partially offset by the migration of existing customers to lower priced rate plans accounting for a decrease of $9.7 million.
     Equipment Revenues. Equipment revenues increased $60.6 million, or 24%, to $316.5 million for the year ended December 31, 2007 from $255.9 million for the year ended December 31, 2006. The increase is due to increases in Core Markets and Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues increased $12.0 million, or 6%, to $220.3 million for the year ended December 31, 2007 from $208.3 million for the year ended December 31, 2006. The increase in Core Markets equipment revenues is attributable to an increase in gross additions of approximately 130,000 customers for the year ended December 31, 2007 offset by the sale of lower priced handsets, which accounted for $1.9 million of the Core Markets increase, as well as an increase in handset sales to existing customers accounting for $7.1 million of the Core Markets increase. In addition, an increase in sales of accessories resulted in a $3.0 million increase during the year ended December 31, 2007 as compared to the same period in 2006.

•	Expansion Markets. Expansion Markets equipment revenues increased $48.6 million, or 102%, to $96.2 million for the year ended December 31, 2007 from $47.6 million for the year ended December 31, 2006. The increase in Expansion Markets equipment revenues is attributable to an increase in gross additions of approximately 529,000 customers for the year ended December 31, 2007 offset by the sale of lower priced handsets, which accounted for $24.8 million of the Expansion Markets increase, as well as an increase in handset sales to existing customers accounting for $21.3 million of the Expansion Markets increase. In addition, an increase in sales of accessories resulted in a $2.5 million increase during the year ended December 31, 2007 as compared to the same period in 2006.
     Cost of Service. Cost of service increased $202.2 million, or 45%, to $647.5 million for the year ended December 31, 2007 from $445.3 million for the year ended December 31, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $100.2 million, or 30%, to $439.1 million for the year ended December 31, 2007 from $338.9 million for the year ended December 31, 2006. Core Markets cost of service (excluding E-911 and FUSF expenses) increased $46.3 million, or 16%, to $338.5 million for the year ended December 31, 2007 from $292.2 million for the year ended December 31, 2006. The increase is primarily attributable to net additions in the Core Markets of approximately 358,000 customers during the year ended December 31, 2007. The increase is composed of a $16.4 million increase in customer service expense, a $8.2 million increase in cell site and switch facility lease expense, a $4.2 million increase in data services expense, a $3.7 million increase in employee costs and a $2.3 million increase in long distance cost, all of which are as a result of the 16% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended December 31, 2007. In addition, E-911 and FUSF expenses increased approximately $53.9 million during the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of the increase in customers during the year ended

December 31, 2007 and higher FUSF rates.
•	Expansion Markets. Expansion Markets cost of service increased $102.0 million, or 96%, to $208.4 million for the year ended December 31, 2007 from $106.4 million for the year ended December 31, 2006. The increase was attributable to the launch of service in the Los Angeles metropolitan area in September 2007 as well as net additions in the Expansion Markets of approximately 664,000 customers during the year ended December 31, 2007. The increase in cost of service is composed of a $26.8 million increase in cell site and switch facility lease expense, a $19.1 million increase in customer service expense, a $15.8 million increase in intercarrier compensation, a $13.5 million increase in long distance cost, a $10.2 million increase in employee costs and a $6.4 million increase in billing expenses.
     Cost of Equipment. Cost of equipment increased $120.3 million, or 25%, to $597.2 million for the year ended December 31, 2007 from $476.9 million for the year ended December 31, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $20.8 million, or 6%, to $385.1 million for the year ended December 31, 2007 from $364.3 million for the year ended December 31, 2006. The increase in Core Markets equipment costs is attributable to the increase in gross customer additions during the year ended December 31, 2007 of approximately 130,000 customers as compared to the same period in 2006, which accounted for $14.4 million of the increase. In addition, cost of equipment sales to existing customers increased $4.5 million and accessories cost increased $1.9 million for the year ended December 31, 2007.

•	Expansion Markets. Expansion Markets cost of equipment increased $99.5 million, or 88%, to $212.1 million for the year ended December 31, 2007 from $112.6 million for the year ended December 31, 2006. The increase in Expansion Markets equipment costs is attributable to the increase in gross customer additions during the year ended December 31, 2007 of approximately 529,000 customers as compared to the same period in 2006, which accounted for $66.7 million of the increase. In addition, cost of equipment sales to existing customers increased $31.7 million and accessories cost increased $1.1 million for the year ended December 31, 2007.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $108.4 million, or 44%, to $352.0 million for the year ended December 31, 2007 from $243.6 million for the year ended December 31, 2006. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $9.4 million, or 6%, to $167.5 million for the year ended December 31, 2007 from $158.1 million for the year ended December 31, 2006. Selling expenses increased by $8.8 million, or approximately 13% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in selling expenses is primarily due to a $4.0 million increase in marketing and advertising expenses as well as higher labor costs of $2.8 million incurred to support the growth in the Core Markets. General and administrative expenses remained relatively flat for the year ended December 31, 2007 compared to the same period in 2006.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $99.0 million, or 116%, to $184.5 million for the year ended December 31, 2007 from $85.5 million for the year ended December 31, 2006. Selling expenses increased by $39.7 million, or approximately 113%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase is primarily due to a $22.6 million increase in marketing and advertising expenses related to the growth in the Expansion Markets as well as higher labor costs of $11.4 million. General and administrative expenses increased by $59.3 million, or approximately 118% for the year ended December 31, 2007 compared to the same period in 2006 primarily due to a $10.5 million increase in labor costs, a $10.1 million increase in stock-based compensation expense (see “ – Stock-Based Compensation Expense” below), a $3.5 million increase in property taxes, a $3.6 million increase in credit card transaction fees, a $2.0 million increase in legal expense as well as an increase in various administrative expenses incurred in relation to the growth in the Expansion Markets, including the launch of service in the Los Angeles metropolitan area and build-out expenses related to the New York, Philadelphia, Boston and Las Vegas metropolitan areas.

     Depreciation and Amortization. Depreciation and amortization expense increased $43.2 million, or 32%, to $178.2 million for the year ended December 31, 2007 from $135.0 million for the year ended December 31, 2006. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $7.7 million, or 7%, to $117.3 million for the year ended December 31, 2007 from $109.6 million for the year ended December 31, 2006. The increase related primarily to an increase in network infrastructure assets placed into service during the year ended December 31, 2007.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $31.9 million, or 145%, to $53.8 million for the year ended December 31, 2007 from $21.9 million for the year ended December 31, 2006. The increase related primarily to an increase in network infrastructure assets placed into service during the year ended December 31, 2007 which was significantly impacted by the launch of service in the Los Angeles metropolitan area in September 2007.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $13.5 million, or 94%, to $28.0 million for the year ended December 31, 2007 from $14.5 million for the year ended December 31, 2006. The increase is due primarily to increases in Core Markets and Expansion Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense increased $2.9 million, or 38%, to $10.6 million for the year ended December 31, 2007 from $7.7 million for the year ended December 31, 2006. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the year ended December 31, 2007.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $10.6 million, or 158%, to $17.4 million for the year ended December 31, 2007 from $6.8 million for the year ended December 31, 2006. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the year ended December 31, 2007.

Consolidated Data	2007	2006	Change
	(in thousands)
Loss on disposal of assets	$655	$8,806	(93)%
Interest expense	201,746	115,985	74%
Loss on extinguishment of debt	—	51,518	100%
Impairment loss on investment securities	97,800	—	100%
Provision for income taxes	123,098	36,717	235%
Net income	100,403	53,806	87%
     Loss on disposal of assets. Loss on disposal of assets decreased $8.1 million, or approximately 93%, to $0.7 million for the year ended December 31, 2007 from $8.8 million for the year ended December 31, 2006 primarily as a result of a gain on disposal of assets from the sale of certain network infrastructure assets related to a change in network technology related to our cell sites in certain markets. The gain was offset by a $3.0 million loss on the termination of a lease agreement during the year ended December 31, 2007. During the year ended December 31, 2006, certain network technology related to our cell sites in certain markets was retired and replaced with new technology, resulting in a loss on disposal of assets.
     Interest Expense. Interest expense increased $85.7 million, or 74%, to $201.7 million for the twelve months ended December 31, 2007 from $116.0 million for the twelve months ended December 31, 2006. The increase in interest expense was primarily due to an increased average principal balance outstanding as a result of borrowings of $1.6 billion under our senior secured credit facility and the issuance of $1.0 billion of 9 1/4% senior notes due 2014, or initial notes, during the fourth quarter of 2006. The Company also issued an additional $400 million of 9 1/4% senior notes, or additional notes, during the second quarter of 2007. The Company had average debt outstanding for the twelve months ended December 31, 2007 of $2.8 billion. The average debt outstanding for the twelve months ending December 31, 2006 was $1.3 billion. The weighted average interest rate decreased to 8.15% for the twelve months ended December 31, 2007 compared to 10.30% for the twelve months ended December 31, 2006 as a result of the borrowing rates under the senior secured credit facility, issuance of the initial notes and the additional notes, collectively referred to as the 9 1/4% senior notes, and the impact of the interest rate hedge. The increase in interest expense was partially offset by the capitalization of $34.9 million of interest during the twelve months ended December 31, 2007, compared to $17.5 million of interest capitalized during the same period in 2006. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to continue to be significant during the construction of the markets associated with the AWS licenses we were granted in November 2006 as a result of Auction 66.
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
     Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. We made investments of $133.9 million in certain “AAA” rated auction rate securities some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale in the auctions has exceeded the amount of purchase orders. As a result, we recognized an other-than-temporary impairment loss on investment securities in the amount of $97.8 million during the year ended December 31, 2007. See “— Liquidity and Capital Resources.”
     Provision for Income Taxes. Income tax expense for the year ended December 31, 2007 increased to $123.1 million, which is approximately 55% of our income before provision for income taxes. The provision for income taxes for the year ended December 31, 2007 includes a tax valuation allowance on the impairment loss on investment securities equal to 15% of our income before provision in income taxes. For the year ended December 31, 2006 the provision for income taxes was $36.7 million, or approximately 41% of income before provision for income taxes.
     Net Income. Net income increased $46.6 million, or 87%, to $100.4 million for the year ended December 31, 2007 compared to $53.8 million for the year ended December 31, 2006. The increase is primarily attributable to a 35% growth in customers during the year ended December 31, 2007 as well as cost benefits achieved due to the increasing scale of our business in the Core and Expansion Markets. In addition, the increase in net income is due to a 197% increase in interest income as a result of the significant increase in our cash balances due to proceeds from our initial public offering and additional funding under our 9 1/4% senior notes. However, these benefits were partially offset by an increase in interest expense due to an increase in the Company’s average debt outstanding for the year ended December 31, 2007 compared to the same period in 2006 as well as the $97.8 million impairment loss on investment securities.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

Reportable Operating Segment Data	2006	2005	Change
	(In thousands)
REVENUES:
Service revenues:
Core Markets	$1,138,019	$868,681	31%
Expansion Markets	152,928	3,419	* *

Total	$1,290,947	$872,100	48%

Equipment revenues:
Core Markets	$208,333	$163,738	27%
Expansion Markets	47,583	2,590	* *

Total	$255,916	$166,328	54%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$338,923	$271,437	25%
Expansion Markets	106,358	11,775	* *

Total	$445,281	$283,212	57%

Cost of equipment:
Core Markets	$364,281	$293,702	24%
Expansion Markets	112,596	7,169	* *

Total	$476,877	$300,871	59%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$158,100	$153,321	3%
Expansion Markets	85,518	9,155	* *

Total	$243,618	$162,476	50%

Adjusted EBITDA (Deficit)(2):
Core Markets	$492,773	$316,555	56%
Expansion Markets	(97,214)	(22,090)	* *
Depreciation and amortization:
Core Markets	$109,626	$84,436	30%
Expansion Markets	21,941	2,030	* *
Other	3,461	1,429	142%

Total	$135,028	$87,895	54%

Stock-based compensation expense:
Core Markets	$7,725	$2,596	198%
Expansion Markets	6,747	—	* *

Total	$14,472	$2,596	457%

Income (loss) from operations:
Core Markets	$367,109	$219,777	67%
Expansion Markets	(126,387)	(24,370)	* *
Other	(3,469)	226,770	(102)%

Total	$237,253	$422,177	(44)%

**	Not meaningful. The Expansion Markets reportable segment had no significant operations during 2005.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the year ended December 31, 2006, cost of service includes $1.3 million and selling, general and administrative expenses includes $13.2 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA (deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Segments.”
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
     Loss on Extinguishment of Debt.  In November 2006, we repaid all amounts outstanding under our first and second lien credit agreements and the exchangeable secured and unsecured bridge credit agreements. As a result, we recorded a loss on extinguishment of debt in the amount of approximately $42.7 million of the first and second lien credit agreements and an approximately $9.4 million loss on the extinguishment of the exchangeable secured and unsecured bridge credit agreements. In May 2005, we repaid all of the outstanding debt under our FCC notes, 10 3/4% senior notes and bridge credit agreement. As a result, we recorded a $1.9 million loss on the extinguishment of the FCC notes; a $34.0 million loss on extinguishment of the 10 3/4% senior notes due 2011, or 10 3/4% senior notes; and a $10.4 million loss on the extinguishment of the bridge credit agreement.
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
     The following table shows annual metric information for 2005, 2006 and 2007.

	Year Ended December 31,
	2005	2006	2007
Customers:
End of period	1,924,621	2,940,986	3,962,786
Net additions	525,889	1,016,365	1,021,800
Churn:
Average monthly rate	5.1%	4.6%	4.7%
ARPU	$42.40	$42.98	$43.03
CPGA	$102.70	$117.58	$124.16
CPU	$19.57	$19.65	$18.33
     Customers.  Net customer additions were 1,021,800 for the year ended December 31, 2007, compared to 1,016,365 for the year ended December 31, 2006. Total customers were 3,962,786 as of December 31, 2007, an increase of 35% over the customer total as of December 31, 2006. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in the Los Angeles metropolitan area in September 2007. Net customer additions were 1,016,365 for the year ended December 31, 2006, compared to 525,889 for the year ended December 31, 2005, an increase of 93%. Total customers were 2,940,986 as of December 31, 2006, an increase of 53% over the customer total as of December 31, 2005. The increase in total customers is largely attributable to the continued demand for our service offerings and the launch of our services in the Dallas/Ft. Worth metropolitan area in March 2006 and the Detroit metropolitan area in April 2006.
     Churn.  As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the year ended December 31, 2007 was 4.7% compared to 4.6% for the year ended December 31, 2006. Churn increased 0.1% for the year ended December 31, 2007 over the year ended December 31, 2006 due to normal historical trends related to the maturity of our markets coupled with continued disconnects from the significant increase in gross additions in the first quarter of 2007 compared to the first quarter of 2006. Churn for the year ended December 31, 2006 was 4.6% compared to 5.1% for the year ended December 31, 2005. Based upon a change in the allowable return period from 7 days to 30 days, we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. This revision reduces deactivations and gross customer additions commencing March 23, 2006, and reduces churn. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters.
     Average Revenue Per User.  ARPU represents (a) service revenues less activation revenues, E-911, FUSF, and vendor’s compensation charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $43.03 and $42.98 for the years ended December 31, 2007 and 2006, respectively, an increase of $0.05. ARPU increased $0.58, or approximately 1.4%, during 2006 from $42.40 for the year ended December 31, 2005. The increase in ARPU was primarily the result of attracting customers to higher priced service plans. At December 31, 2007, over 85% of our customers were on the $40 or higher rate plan.
     Cost Per Gross Addition.  CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs have increased to $124.16 for the year ended December 31, 2007 from $117.58 for the year ended December 31, 2006, which was primarily driven by the selling expenses and equipment subsidy associated with the customer growth in our Expansion Markets as well as selling expenses associated with the launch of service in the Los Angles metropolitan area. CPGA costs increased to $117.58 for the year ended December 31, 2006 from $102.70 for the year ended December 31, 2005, which was primarily driven by the selling expenses associated with the launch of service in the Dallas/Ft. Worth metropolitan area, the Detroit metropolitan area and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area. In addition, on January 23, 2006, we revised the terms of our return policy from 7 days to 30 days, and as a result we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. This revision, commencing March 23, 2006, reduces deactivations and gross customer additions and increases CPGA.
     Cost Per User.  CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by sum of the average monthly number of customers during such period. CPU for the years ended December 31, 2007 and 2006 was $18.33 and $19.65, respectively. CPU for the year ended December 31, 2005 was $19.57. We continue to achieve cost benefits due to the increasing scale of our business. However, these benefits have been offset by a combination of the construction and launch expenses associated with our Expansion Markets, which contributed approximately $3.36 and $3.42 of additional CPU for the years ended December 31, 2007 and 2006, respectively. In addition, CPU has increased historically due to costs associated with higher ARPU service plans such as those related to unlimited nationwide long distance. During the year ended December 31, 2005, CPU was impacted by substantial legal and accounting expenses in the amount of approximately $5.9 million associated with an internal investigation related to material weaknesses in our internal control over financial reporting as well as financial statement audits related to our restatement efforts.

     The following table shows quarterly metric information for the years ended December 31, 2006 and 2007.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
Customers:
End of period	2,170,059	2,418,909	2,616,532	2,940,986	3,395,203	3,549,916	3,664,218	3,962,786
Net additions	245,437	248,850	197,623	324,454	454,217	154,713	114,302	298,568
Churn(1):
Average monthly rate	4.4%	4.5%	5.0%	4.5%	4.0%	4.8%	5.2%	4.8%
ARPU	$43.12	$42.86	$42.78	$43.15	$43.75	$43.18	$42.77	$42.54
CPGA(1)	$106.26	$122.20	$120.29	$120.01	$108.80	$124.79	$125.92	$137.51
CPU	$20.11	$19.78	$19.15	$19.67	$18.56	$18.01	$17.81	$18.93

(1)	On January 23, 2006, we revised the terms of our return policy from 7 days to 30 days, and as a result we revised our definition of gross customer additions to exclude customers that discontinue service in the first 30 days of service. This revision, commencing March 23, 2006, reduces deactivations and gross customer additions, which reduces churn and increases CPGA.
Core Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Core Markets Customers:
End of period	1,871,665	2,300,958	2,658,905
Net additions	472,933	429,293	357,947
Core Markets Adjusted EBITDA	$316,555	$492,773	$654,112
Core Markets Adjusted EBITDA as a Percent of Service Revenues	36.4%	43.3%	46.2%
     We launched our service initially in 2002 in the greater Miami, Atlanta, Sacramento and San Francisco metropolitan areas. Our Core Markets have a licensed population of approximately 26 million, of which our networks currently cover approximately 24 million. In addition, we had positive adjusted earnings before interest, taxes, depreciation and amortization, gain/loss on disposal of assets, accretion of put option in majority-owned subsidiary, gain/loss on extinguishment of debt, cumulative effect of change in accounting principle and non-cash stock-based compensation, or Adjusted EBITDA, in our Core Markets after only four full quarters of operations.
     Customers.  Net customer additions in our Core Markets were 357,947 for the year ended December 31, 2007, compared to 429,293 for the year ended December 31, 2006. Total customers were 2,658,905 as of December 31, 2007, an increase of 16% over the customer total as of December 31, 2006. Net customer additions in our Core Markets were 429,293 for the year ended December 31, 2006, bringing our total customers to approximately 2.3 million as of December 31, 2006, an increase of 23% over the total customers as of December 31, 2005. These increases are primarily attributable to the continued demand for our service offering.
     Adjusted EBITDA.  Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the year ended December 31, 2007, Core Markets Adjusted EBITDA was $654.1 million compared to $492.8 million for the year ended December 31, 2006. For the year ended December 31, 2005, Core Markets Adjusted EBITDA was $316.6 million. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.
     Adjusted EBITDA as a Percent of Service Revenues.  Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the year ended December 31, 2007 and 2006 was 46% and 43%, respectively. Core Markets Adjusted EBITDA as a percent of service revenues for the year ended December 31, 2005 was 36%. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.

     The following table shows a summary of certain quarterly key performance measures for the periods indicated for our Core Markets.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Dollars in thousands)
Core Markets
Customers:
End of period	2,055,550	2,119,168	2,174,264	2,300,958	2,484,811	2,542,290	2,578,019	2,658,905
Net additions	183,884	63,618	55,096	126,694	183,853	57,479	35,729	80,886
Core Markets Adjusted EBITDA	$109,120	$127,182	$128,283	$128,188	$150,321	$167,869	$170,984	$164,938
Core Markets Adjusted EBITDA as a Percent of Service Revenues	41.2%	45.2%	45.0%	41.8%	44.6%	47.1%	47.7%	45.4%
Expansion Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Expansion Markets:

	Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Expansion Markets Customers:
End of period	52,956	640,028	1,303,881
Net additions	52,956	587,072	663,853
Expansion Markets Adjusted EBITDA (Deficit)	$(22,090)	$(97,214)	$12,883
Expansion Markets Adjusted EBITDA as a Percent of Service Revenues	n/m	n/m	2.6%
     Customers.  Net customer additions in our Expansion Markets were 663,853 for the year ended December 31, 2007, compared to 587,072 for the year ended December 31, 2006, an increase of 13%. Total customers were 1,303,881 as of December 31, 2007, an increase of 104% over total customers as of December 31, 2006. The increase in total customers in the Expansion Markets was primarily attributable to the continued demand for our service offerings and the launch of our services in the Los Angeles metropolitan area in September 2007. Net customer additions were 587,072 for the year ended December 31, 2006. The increase in net additions was primarily attributable to the launch of service in the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006. Net customer additions in our Expansion Markets were 52,956 for the year ended December 31, 2005, which was attributable to the launch of the Tampa/Sarasota metropolitan area in October 2005.
     Adjusted EBITDA (Deficit).  Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the year ended December 31, 2007, Expansion Markets Adjusted EBITDA was $12.9 million compared to an Adjusted EBITDA deficit of $97.2 million for the year ended December 31, 2006. The increase in Adjusted EBITDA, when compared to the same periods in the previous year, was attributable to the growth in service revenues in the Dallas/Ft. Worth, Detroit and Tampa/Sarasota/Orlando metropolitan areas as well as the achievement of cost benefits due to the increasing scale of our business in the Expansion Markets offset by significant expenses related to the buildout and launch of service in the Los Angeles metropolitan area and the buildout of our Auction 66 Markets. Adjusted EBITDA deficit for the year ended December 31, 2005 was $22.1 million. The increase in Adjusted EBITDA deficit for the year ended December 31, 2006, when compared to the year ended December 31, 2005, was attributable to the launch of service in the Tampa/Sarasota metropolitan area in October 2005, the Dallas/Ft. Worth metropolitan area in March 2006, the Detroit metropolitan area in April 2006 and the expansion of the Tampa/Sarasota area to include the Orlando metropolitan area in November 2006 as well as expenses associated with the construction of the Los Angeles metropolitan area.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Expansion Markets Adjusted EBITDA as percent of service revenues for the year ended December 31, 2007 was 2.6%. Consistent with the increase in Expansion Markets Adjusted EBITDA, we continue to experience corresponding increases in Expansion Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Expansion Markets.

     The following table shows a summary of certain quarterly key performance measures for the periods indicated for our Expansion Markets.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Dollars in thousands)
Expansion Markets Customers:
End of period	114,509	299,741	442,268	640,028	910,392	1,007,626	1,086,199	1,303,881
Net additions	61,553	185,232	142,527	197,760	270,364	97,234	78,573	217,682
Expansion Markets Adjusted EBITDA (Deficit)	$(22,685)	$(36,596)	$(20,112)	$(17,821)	$(1,005)	$12,576	$13,516	$(12,205)
Expansion Markets Adjusted EBITDA as a Percent of Service Revenues	n/m	n/m	n/m	n/m	n/m	10.2%	10.3%	n/m
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

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except average number of customers and
	ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$872,100	$1,290,947	$1,919,197
Less:
Activation revenues	(6,808)	(8,297)	(11,425)
E-911, FUSF and vendor’s compensation charges	(26,221)	(45,640)	(95,946)

Net service revenues	$839,071	$1,237,010	$1,811,826

Divided by:
Average number of customers	1,649,208	2,398,682	3,508,497

ARPU	$42.40	$42.98	$43.03

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$275,416	$307,843	$332,920	$374,768
Less:
Activation revenues	(1,923)	(1,979)	(2,123)	(2,272)
E-911, FUSF and vendor’s compensation charges	(8,958)	(10,752)	(9,512)	(16,418)

Net service revenues	$264,535	$295,112	$321,285	$356,078

Divided by: Average number of customers	2,045,110	2,295,249	2,503,423	2,750,943

ARPU	$43.12	$42.86	$42.78	$43.15

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$439,516	$479,341	$489,131	$511,209
Less:
Activation revenues	(2,459)	(2,683)	(2,995)	(3,287)
E-911, FUSF and vendor’s compensation charges	(20,271)	(25,721)	(25,215)	(24,740)

Net service revenues	$416,786	$450,937	$460,921	$483,182

Divided by: Average number of customers	3,175,284	3,480,780	3,592,045	3,785,880

ARPU	$43.75	$43.18	$42.77	$42.54

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

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$62,396	$104,620	$153,065
Less:
Activation revenues	(6,808)	(8,297)	(11,425)
Less:
Equipment revenues	(166,328)	(255,916)	(316,537)
Add:
Equipment revenue not associated with new customers	77,010	114,392	142,822
Add:
Cost of equipment	300,871	476,877	597,233
Less:
Equipment costs not associated with new customers	(109,803)	(155,930)	(192,153)

Gross addition expenses	$157,338	$275,746	$373,005

Divided by:
Gross customer additions	1,532,071	2,345,135	3,004,177

CPGA	$102.70	$117.58	$124.16

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$20,298	$26,437	$26,062	$31,823
Less:
Activation revenues	(1,923)	(1,979)	(2,123)	(2,272)
Less:
Equipment revenues	(54,045)	(60,351)	(63,196)	(78,324)
Add:
Equipment revenue not associated with new customers	24,864	26,904	28,802	33,822
Add:
Cost of equipment	100,911	112,005	117,982	145,979
Less:
Equipment costs not associated with new customers	(35,364)	(34,669)	(38,259)	(47,638)

Gross addition expenses	$54,741	$68,347	$69,268	$83,390

Divided by:
Gross customer additions	515,153	559,309	575,820	694,853

CPGA	$106.26	$122.20	$120.29	$120.01

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$30,106	$33,365	$35,625	$53,969
Less:
Activation revenues	(2,459)	(2,683)	(2,995)	(3,287)
Less:
Equipment revenues	(97,170)	(71,835)	(67,607)	(79,925)
Add:
Equipment revenue not associated with new customers	42,009	33,892	31,590	35,330
Add:
Cost of equipment	173,308	133,439	131,179	159,308
Less:
Equipment costs not associated with new customers	(55,169)	(43,795)	(43,254)	(49,936)

Gross addition expenses	$90,625	$82,383	$84,538	$115,459

Divided by:
Gross customer additions	832,983	660,149	671,379	839,666

CPGA	$108.80	$124.79	$125.92	$137.51

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

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except average number of customers and
	CPU)
Calculation of Cost Per User (CPU):
Cost of service	$283,212	$445,281	$647,510
Add:
General and administrative expense	100,080	138,998	198,955
Add:
Net loss on equipment transactions unrelated to initial customer acquisition	32,791	41,538	49,331
Less:
Stock-based compensation expense included in cost of service and general and administrative expense	(2,596)	(14,472)	(28,024)
Less:
E-911, FUSF and vendor’s compensation revenues	(26,221)	(45,640)	(95,946)

Total costs used in the calculation of CPU	$387,266	$565,705	$771,826

Divided by:
Average number of customers	1,649,208	2,398,682	3,508,497

CPU	$19.57	$19.65	$18.33

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$92,489	$107,497	$113,524	$131,771
Add:
General and administrative expense	31,139	33,827	34,158	39,874
Add:
Net loss on equipment transactions unrelated to initial customer acquisition	10,500	7,765	9,457	13,816
Less:
Stock-based compensation expense included in general and administrative expense	(1,811)	(2,158)	(3,781)	(6,722)
Less:
E-911, FUSF and vendor’s compensation revenues	(8,958)	(10,752)	(9,512)	(16,418)

Total costs used in the calculation of CPU	$123,359	$136,179	$143,846	$162,321
Divided by:
Average number of customers	2,045,110	2,295,249	2,503,423	2,750,943

CPU	$20.11	$19.78	$19.15	$19.67

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$145,335	$162,227	$163,671	$176,277
Add:
General and administrative expense	42,831	49,352	48,871	57,900
Add:
Net loss on equipment transactions unrelated to initial customer acquisition	13,160	9,903	11,664	14,606
Less:
Stock-based compensation expense included in general and administrative expense	(4,211)	(7,653)	(7,107)	(9,053)
Less:
E-911, FUSF and vendor’s compensation revenues	(20,271)	(25,721)	(25,215)	(24,740)

Total costs used in the calculation of CPU	$176,844	$188,108	$191,884	$214,990
Divided by:
Average number of customers	3,175,284	3,480,780	3,592,045	3,785,880

CPU	$18.56	$18.01	$17.81	$18.93

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments and cash generated from operations. At December 31, 2007, we had a total of approximately $1.5 billion in cash and cash equivalents. We have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At December 31, 2007, we had invested substantially all of our cash and cash equivalents in money market funds consisting of U.S. treasury securities.
     We hold investments of $133.9 million in certain auction rate securities some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with our investment policy guidelines, the auction rate securities investments held by us all had AAA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale in the auctions has exceeded the amount of purchase orders. In addition, three auction rate securities held by us have been placed on credit watch. However, as of January 31, 2008, all of the auction rate securities held by us still retain a AAA/Aaa rating as reported by Standard and Poors and Moody’s Investors Service.
     The estimated market value of our auction rate security holdings at December 31, 2007 was approximately $36.1 million, which reflects a $97.8 million adjustment to the principal value of $133.9 million. Although the auction rate securities continue to pay interest according to their stated terms, based on statements received from our broker and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $97.8 million during the year ended December 31, 2007, reflecting the portion of auction rate security holdings that we have concluded have an other-than-temporary decline in value. Historically, given the liquidity created by the auctions, our auction rate securities were presented as current assets under short-term investments on our balance sheet. Given the failed auctions, our auction rate securities are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on our balance sheet as of December 31, 2007. The $97.8 million impairment charge does not have a material impact on our liquidity and is not included in our approximately $1.5 billion in cash and cash equivalents as of December 31, 2007. If uncertainties in the credit and capital markets continue or these markets deteriorate further, we may incur additional impairments to its auction rate securities. Management believes that any future additional impairment charges will not have a material effect on our liquidity.
     On April 24, 2007, MetroPCS Communications consummated an initial public offering of its common stock. MetroPCS Communications sold 37,500,000 shares of common stock at a price per share of $23.00 (less underwriting discounts and commissions), which resulted in net proceeds to MetroPCS Communications of approximately $818.3 million. In addition, selling stockholders sold an aggregate of 20,000,000 shares of common stock, including 7,500,000 shares sold pursuant to the exercise by the underwriters of their over-allotment option. MetroPCS Communications did not receive any proceeds from the sale of shares of common stock by the selling stockholders; however, MetroPCS Communications did receive proceeds of approximately $3.8 million from the exercise of options to acquire common stock which was sold in the initial public offering. Concurrent with the initial public offering by MetroPCS Communications, all outstanding shares of preferred stock of MetroPCS Communications, including accrued but unpaid dividends as of April 23, 2007, were converted into 150,962,644 shares of common stock. We intend to use the net proceeds from the initial public offering primarily to build out our network and launch our services in certain of our recently acquired Auction 66 Markets as well as for general corporate purposes. On June 6, 2007, MetroPCS Wireless, Inc. consummated the sale of the additional notes in the aggregate principal amount of $400 million. The proceeds from the sale of the additional notes were approximately $421.0 million which we intend to use for general corporate purposes.
     Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as operating segments. We continue to seek opportunities to enhance our current operating segments and to provide service in new geographic areas, and from time to time, we may purchase spectrum and related assets from third parties or the FCC. We participated as a bidder in FCC Auction 66 and in November 2006 we were granted eight licenses for a total aggregate purchase price of approximately $1.4 billion.
     As a result of the acquisition of the spectrum licenses from Auction 66 and the opportunities that these licenses provide for us to expand our operations into major metropolitan markets, we will require significant additional capital in the future to finance the construction and initial operating costs associated with such licenses. We generally do not intend to commence the construction of any individual license area until we have sufficient funds available to provide for the related construction and operating costs associated with such license area. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 through the first half of 2009. Our initial launch dates will vary in our Auction 66 Markets and our launch dates in the larger metropolitan areas may be accomplished in phases. Our Auction 66 Markets will entail a more extensive use of DAS systems than we have used in the past. This, along with other factors, will result in an increase in the total capital expenditures per covered population to initially launch operations, however, we would not expect the estimate of total cash expenditures to reach free cash flow positive to be materially impacted. We believe that our existing cash and cash equivalents and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the year ended December 31, 2007 were approximately $767.7 million. Our capital expenditures for 2006 were approximately $550.7 million and capital expenditures for 2005 were approximately $266.5 million. These expenditures were primarily associated with the construction of the network infrastructure in our Expansion Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites and switches. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new Expansion Markets have attractive demographics which will result in increased revenues.
     On February 20, 2007, MetroPCS Wireless, Inc. entered into an amendment to the senior secured credit facility. Under the amendment, the margin used to determine the senior secured credit facility interest rate was reduced to 2.25% from 2.50%. As of December 31, 2007, we owed an aggregate of approximately $3.0 billion under our senior secured credit facility and 9 1/4% senior notes.
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
     We consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present this discussion of Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. If our Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended December 31, 2007, our senior secured leverage ratio was 2.10 to 1.0, which means for every $1.00 of Adjusted EBITDA we had $2.10 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for, operating income (loss), net income (loss), or any other measure of financial performance reported in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

     The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the years ended December 31, 2005, 2006 and 2007.

	Year Ended December 31,
	2005	2006	2007
	(In Thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$198,677	$53,806	$100,403
Adjustments:
Depreciation and amortization	87,895	135,028	178,202
(Gain) loss on disposal of assets	(218,203)	8,806	655
Stock-based compensation expense(1)	2,596	14,472	28,024
Interest expense	58,033	115,985	201,746
Accretion of put option in majority-owned subsidiary(1)	252	770	1,003
Interest and other income	(8,658)	(21,543)	(63,936)
Loss on extinguishment of debt	46,448	51,518	—
Impairment loss on investment securities	—	—	97,800
Provision for income taxes	127,425	36,717	123,098

Consolidated Adjusted EBITDA	$294,465	$395,559	$666,995

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.
     In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the years ended December 31, 2005, 2006 and 2007.

	Year Ended December 31,
	2005	2006	2007
	(In Thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$283,216	$364,761	$589,306
Adjustments:
Interest expense	58,033	115,985	201,746
Non-cash interest expense	(4,285)	(6,964)	(3,259)
Interest and other income	(8,658)	(21,543)	(63,936)
Provision for uncollectible accounts receivable	(129)	(31)	(129)
Deferred rent expense	(4,407)	(7,464)	(13,745)
Cost of abandoned cell sites	(725)	(3,783)	(6,704)
Accretion of asset retirement obligation	(423)	(769)	(1,439)
Gain on sale of investments	190	2,385	10,506
Provision for income taxes	127,425	36,717	123,098
Deferred income taxes	(125,055)	(32,341)	(118,524)
Changes in working capital	(30,717)	(51,394)	(49,925)

Consolidated Adjusted EBITDA	$294,465	$395,559	$666,995

     Operating Activities
     Cash provided by operating activities was $589.3 million during the year ended December 31, 2007 compared to $364.8 million for the year ended December 31, 2006. The increase was primarily attributable to a 87% increase in net income as well as a 266% increase in deferred income taxes during the year ended December 31, 2007 compared to the year ended December 31, 2006.
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
     Cash provided by operating activities was $283.2 million during the year ended December 31, 2005 compared to cash provided by operating activities of $150.4 million during the year ended December 31, 2004. The increase was primarily attributable to a significant increase in net income, including a $228.2 million gain on the sale of a 10 MHz portion of our 30MHz PCS license for the San Francisco — Oakland — San Jose basic trading area, and the timing of payments on accounts payable and accrued expenses in the year ended December 31, 2005, partially offset by interest payments on the first and second lien credit agreements that were executed in May 2005.

Investing Activities
     Cash used in investing activities was $517.1 million during the year ended December 31, 2007 compared to $1.9 billion during the year ended December 31, 2006. The decrease was due mainly due to $1.4 billion in purchases of FCC licenses during the year ended December 31, 2006 that did not recur in 2007 as well as a $264.7 million increase in net proceeds from the sale of investments, partially offset by a $217.0 million increase in purchases of property and equipment.
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
Financing Activities
     Cash provided by financing activities was $1.2 billion for the year ended December 31, 2007 compared to $1.6 billion for the year ended December 31, 2006. The decrease was due primarily to a decrease in proceeds from various financing activities during the year ended December 31, 2007 compared to the year ended December 31, 2006. Financing activities during the year ended December 31, 2007 included $818.3 million in net proceeds from the company’s initial public offering that was completed in April 2007 and $421.0 million in net proceeds from the sale of additional notes in June 2007.
     Cash provided by financing activities was $1.6 billion for the year ended December 31, 2006 compared to $712.2 million for the year ended December 31, 2005. The increase was due primarily to net proceeds from the senior secured credit facility and the 9 1/4% senior notes.
     Cash provided by financing activities during the year ended December 31, 2005 was $712.2 million, compared to cash used in financing activities of $5.4 million for the year ended December 31, 2004. The increase during 2005 is mainly attributable to proceeds from borrowings under our first and second lien credit agreements of $902.9 million as well as net proceeds from the issuance of Series E Preferred Stock in the amount of $46.7 million. These proceeds are partially offset by various transactions including repayment of the FCC notes in the amount of $33.4 million, repayment of the 10 3/4% senior notes in the amount of $178.9 million, which included a premium of $28.9 million, and payment of debt issuance costs in the amount of $29.5 million.
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
Senior Secured Credit Facility
     MetroPCS Wireless, Inc., an indirect wholly-owned subsidiary of MetroPCS Communications, Inc., entered into the Senior Secured Credit Facility on November 3, 2006, or senior secured credit facility. The senior secured credit facility consists of a $1.6 billion term loan facility and a $100 million revolving credit facility. The term loan facility is repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature seven years following the date of its execution in November 2006. The revolving credit facility will mature five years following the date of its execution in November 2006.
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
     On November 21, 2006, MetroPCS Wireless, Inc. entered into a three-year interest rate protection agreement to manage its interest rate risk exposure and fulfill a requirement of its senior secured credit facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of MetroPCS Wireless, Inc.’s variable rate debt to fixed-rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate protection agreement expires on February 1, 2010.
     On February 20, 2007, MetroPCS Wireless, Inc. entered into an amendment to the senior secured credit facility. Under the amendment, the margin used to determine the senior secured credit facility interest rate was reduced to 2.25% from 2.50%.

9 1/4% Senior Notes Due 2014
     On November 3, 2006, MetroPCS Wireless, Inc. consummated the sale of $1.0 billion principal amount of its initial senior notes. On June 6, 2007, MetroPCS Wireless, Inc. consummated the sale of an additional $400 million principal amount of additional notes. The initial senior notes and the additional notes are referred to together as the 9 1/4% senior notes. The 9 1/4% senior notes are unsecured obligations and are guaranteed by MetroPCS Communications, Inc., MetroPCS, Inc., and all of MetroPCS Wireless, Inc.’s direct and indirect wholly-owned domestic restricted subsidiaries, but are not guaranteed by Royal Street Communications or its subsidiaries. Interest is payable on the initial senior notes on May 1 and November 1 of each year, beginning with May 1, 2007, with respect to the initial senior notes, and beginning on November 1, 2007 with respect to the additional notes. MetroPCS Wireless, Inc. may, at its option, redeem some or all of the 9 1/4% senior notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the 9 1/4% senior notes. In addition, MetroPCS Wireless, Inc. may also redeem up to 35% of the aggregate principal amount of the 9 1/4% senior notes with the net cash proceeds of certain sales of equity securities, including the sale of common stock.
Capital Expenditures and Other Asset Acquisitions and Dispositions
     Capital Expenditures. We and Royal Street currently expect to incur capital expenditures in the range of $1.1 billion to $1.3 billion for the year ending December 31, 2008 in our Core and Expansion Markets, which includes $600 million to $700 million in our Auction 66 markets. In addition, we have committed or expect to commit to spend in the first half of 2008 an aggregate of between $360 million and $375 million in cash to acquire assets to support our networks in existing markets or markets we are building, including assets related to the acquisition of, conversion of, buildout of, and launch of service in, Jacksonville, Florida.
     During the year ended December 31, 2007, we and Royal Street incurred $767.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Los Angeles metropolitan area, which was launched in September 2007.
     During the year ended December 31, 2006, we had $550.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Dallas/Ft. Worth, Detroit and Orlando Expansion Markets that we launched in 2006, as well as the construction of the Los Angeles metropolitan area.
     During the year ended December 31, 2005, we had $266.5 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Tampa/Sarasota, Dallas/Ft. Worth and Detroit metropolitan areas.
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
     On November 29, 2006, we were granted AWS licenses as a result of FCC Auction 66, for a total aggregate purchase price of approximately $1.4 billion. These new licenses cover six of the 25 largest metropolitan areas in the United States. The east coast expansion opportunities include, but are not limited to, the entire east coast corridor from Philadelphia to Boston, including New York City, as well as the entire states of New York, New Jersey, Connecticut and Massachusetts. In the western United States, the new expansion opportunities include the San Diego, Portland, Seattle and Las Vegas metropolitan areas. The balance supplements or expands the geographic boundaries of our existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
     The following table provides aggregate information about our contractual obligations as of December 31, 2007. See Note 10 to our annual consolidated financial statements included elsewhere in this report.

	Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Contractual Obligations:
Long-term debt, including current portion	$2,980,000	$16,000	$32,000	$32,000	$2,900,000
Interest expense on long-term debt(1)	1,560,405	245,298	490,596	490,596	333,915
Alcatel Lucent purchase commitment	30,000	30,000	—	—	—
Contractual tax obligations (2)	2,773	2,773	—	—	—
Operating leases	1,045,160	126,330	260,291	241,342	417,197

Total cash contractual obligations	$5,618,338	$420,401	$782,887	$763,938	$3,651,112

(1)	Interest expense on long-term debt includes future interest payments on outstanding obligations under our senior secured credit facility and 9 1/4% senior notes. The senior secured credit facility bears interest at a floating rate tied to a fixed spread to the London Inter Bank Offered Rate. The interest expense presented in this table is based on the rates at December 31, 2007 which was 7.329% for the senior secured credit facility.

(2)	Represents the liability reported in accordance with the Company’s adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid. Accordingly, unrecognized tax benefits of $19.3 million as of December 31, 2007, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 16, “Income Taxes,” to the consolidated financial statements included in this Report.
Inflation
     We believe that inflation has not materially affected our operations.
Effect of New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FSP FAS 157-6 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-6. The partial adoption of SFAS No. 157 is not expected to have a material impact on our financial condition or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R).
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 160.
Michigan Business Tax
     On July 12, 2007, the Michigan Governor signed into law a new Michigan Business Tax (“MBT Act”) which restructures the state business tax by replacing the Michigan Single Business Tax with a new two-part tax on business income and modified gross receipts, collectively referred to as the (“BIT/GRT tax”). On September 30, 2007, the Michigan Governor signed into law a BIT/GRT tax future deduction which is intended to offset the increased deferred tax liability and expense associated with the MBT Act. Because the main provision of the BIT/GRT tax imposes a two-part tax on business income and modified gross receipts, we believe the BIT/GRT tax and related future deduction should be accounted for under the provisions of SFAS No. 109 regarding the recognition of deferred taxes. In accordance with SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of the MBT Act is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes July 12 and September 30, 2007. We have recorded a deferred tax liability and offsetting asset of $4.4 million as of December 31, 2007 relating to the MBT Act and future deduction.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not routinely enter into derivatives or other financial instruments for trading, speculative or hedging purposes, unless it is required by our senior secured credit facility. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.
     As of December 31, 2007, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of December 31, 2007 was 7.329%. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed-rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate swap agreement expires in 2010. If market LIBOR rates increase 100 basis points over the rates in effect at

December 31, 2007, annual interest expense on the approximately $580.0 million in variable rate debt would increase approximately $5.8 million.
Item 8. Financial Statements and Supplementary Data
     The information required by this item is included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2007 in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation and those criteria, our internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-2.

Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of our Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007.
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of our Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of our Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of our Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of our Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) Financial Statements, Schedules and Exhibits
(1)	Financial Statements — The following financial statements of MetroPCS Communications, Inc. are filed as a part of this Form 10-K on the pages indicated:
(2)	Exhibits

Exhibit No.	Description
2.1(a)	Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

2.1(b)	Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

3.1	Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.2	Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.3	Amendment No. 1 to Third Amended and Restated Bylaws of MetroPCS Communications (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 28, 2007, and incorporated by reference herein).

4.1	Form of Certificate of MetroPCS Communications, Inc. Common Stock. (Filed as Exhibit 4.1 to Amendment No. 4 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 3, 2007, and incorporated by reference herein).

4.2	Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on March 30, 2007, and incorporated by reference herein).

10.1(a)	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.1(b)	Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.1(c)	First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.1(d)	Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.2	Registration Rights Agreement, effective as of April 24, 2007, by and among MetroPCS Communications, Inc. and the stockholders listed therein. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 11, 2007, and incorporated by reference herein).

Exhibit No.	Description
10.3	Form of Officer and Director Indemnification Agreement (Filed as Exhibit 10.4 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.4(a)	General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.4(b)	Amendment No. 1 to the General Purchase Agreement, effective as of September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(b) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.4(c)	Amendment No. 2 to the General Purchase Agreement, effective as of November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(c) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.4(d)*†	Amendment No. 3 to the General Purchase Agreement, effective as of December 3, 2007, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc.

10.5	Amended and Restated Services Agreement, executed on December 15, 2005 as of November 24, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.6 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.6	Second Amended and Restated Credit Agreement, executed on December 15, 2005 as of December 22, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.7 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.7	Amended and Restated Pledge Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.8 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.8	Amended and Restated Security Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.9 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.9	Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, executed on December 15, 2005 as of November 24, 2004, by and between C9 Wireless, LLC, GWI PCS1, Inc., and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.10 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.10	Master Equipment and Facilities Lease Agreement, executed as of May 17, 2006, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.11 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.11	Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner (Filed as Exhibit 10.12 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.12	Purchase Agreement, dated October 26, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.13 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.13	Registration Rights Agreement, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.14 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

Exhibit No.	Description
10.14(a)	Indenture, dated as of November 3, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 10.15 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.14(b)	Supplemental Indenture, dated as of February 6, 2007, among the Guaranteeing Subsidiaries as defined therein, the other Guarantors as defined in the Indenture referred to therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein (Filed as Exhibit 10.16 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.14(c)*	Supplemental Indenture, dated as of December 11, 2007, between the Guaranteeing Subsidiary as defined therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein.

10.15	Purchase Agreement, dated May 31, 2007, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on June 6, 2007, and incorporated by reference herein).

10.16	Registration Rights Agreement, dated as of June 6, 2007, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 11, 2007, and incorporated by reference herein).

10.17	Second Amendment to the Second Amended and Restated Credit Agreement, entered into as of August 29, 2007, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.18 to MetroPCS Communications, Inc.’s Registration Statement on Form S-4/A, Amendment No. 1 (SEC File No. 333-142955), filed on October 2, 2007, and incorporated by reference herein).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.

31.1*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.
(Registrant)

By:	/s/ ROGER D. LINQUIST
Roger D. Linquist
President, Chief Executive Officer and Chairman of the Board

Date: February 29, 2008

Power of Attorney
          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Roger D. Linquist his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments or supplements thereto and to file the same, with accompanying exhibits and other related documents, with the Securities and Exchange Commission, and ratify and confirm all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue of said appointment.
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROGER D. LINQUIST	/s/ J. BRAXTON CARTER

Roger D. Linquist	J. Braxton Carter
President and Chief Executive Officer, and Chairman of the Board	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

/s/ CHRISTINE B. KORNEGAY	/s/ ARTHUR C. PATTERSON

Christine B. Kornegay	Arthur C. Patterson
Vice President, Controller and Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ WALKER C. SIMMONS	/s/ W. MICHAEL BARNES

Walker C. Simmons	W. Michael Barnes
Director	Director

/s/ C. KEVIN LANDRY	/s/ JAMES N. PERRY, JR.

C. Kevin Landry	James N. Perry, Jr.
Director	Director

/s/ JOHN SCULLEY
John Sculley
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetroPCS Communications, Inc.
Richardson, Texas
We have audited the accompanying consolidated balance sheets of MetroPCS Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetroPCS Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes as of January 1, 2007 and the Company changed its method of accounting for stock-based compensation as of January 1, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetroPCS Communications, Inc.
Richardson, Texas
We have audited the internal control over financial reporting of MetroPCS Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and the cash flows for each of the three years in the period ended December 31, 2007, of the Company and our report dated February 27, 2008, expressed an unqualified opinion on those financial statements (which expresses an unqualified opinion and includes an explanatory paragraph relating to a change in the method of accounting for uncertainty in income taxes as of January 1, 2007 and a change in method of accounting for employee stock-based compensation as of January 1, 2006).
/s/ Deloitte & Touche LLP
Dallas, Texas
February 27, 2008

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2007 and 2006
(in thousands, except share and per share information)

	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$1,470,208	$161,498
Short-term investments	—	390,651
Restricted short-term investments	—	607
Inventories, net	109,139	92,915
Accounts receivable (net of allowance for uncollectible accounts of $2,908 and $1,950 at December 31, 2007 and 2006, respectively)	31,809	28,140
Prepaid charges	60,469	33,109
Deferred charges	34,635	26,509
Deferred tax asset	4,920	815
Other current assets	21,704	24,283

Total current assets	1,732,884	758,527
Property and equipment, net	1,891,411	1,256,162
Long-term investments	36,050	1,865
FCC licenses	2,072,895	2,072,885
Microwave relocation costs	10,105	9,187
Other assets	62,785	54,496

Total assets	$5,806,130	$4,153,122

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$439,449	$325,681
Current maturities of long-term debt	16,000	16,000
Deferred revenue	120,481	90,501
Other current liabilities	4,560	3,447

Total current liabilities	580,490	435,629
Long-term debt, net	2,986,177	2,580,000
Deferred tax liabilities	290,128	177,197
Deferred rents	35,779	22,203
Redeemable minority interest	5,032	4,029
Other long-term liabilities	59,778	26,316

Total liabilities	3,957,384	3,245,374

COMMITMENTS AND CONTINGENCIES (See Note 10)

SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 4,000,000 shares designated at December 31, 2006, 0 and 3,500,993 shares issued and outstanding at December 31, 2007 and 2006, respectively; Liquidation preference of $447,388 at December 31, 2006	—	443,368
SERIES E CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $0.0001 per share, 500,000 shares designated at December 31, 2006, 0 and 500,000 shares issued and outstanding at December 31, 2007 and 2006, respectively; Liquidation preference of $54,019 at December 31, 2006	—	51,135

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized, 4,000,000 of which were designated as Series D Preferred Stock and 500,000 of which were designated as Series E Preferred Stock at December 31, 2006; no shares of preferred stock other than Series D & E Preferred Stock (presented above) issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 348,108,027 and 157,052,097 shares issued and outstanding at December 31, 2007 and 2006, respectively	35	16
Additional paid-in capital	1,524,769	166,315
Retained earnings	338,411	245,690
Accumulated other comprehensive (loss) income	(14,469)	1,224

Total stockholders’ equity	1,848,746	413,245

Total liabilities and stockholders’ equity	$5,806,130	$4,153,122

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share and per share information)

	2007	2006	2005
REVENUES:
Service revenues	$1,919,197	$1,290,947	$872,100
Equipment revenues	316,537	255,916	166,328

Total revenues	2,235,734	1,546,863	1,038,428
OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization expense of $157,387, $122,606 and $81,196, shown separately below)	647,510	445,281	283,212
Cost of equipment	597,233	476,877	300,871
Selling, general and administrative expenses (exclusive of depreciation and amortization expense of $20,815, $12,422 and $6,699, shown separately below)	352,020	243,618	162,476
Depreciation and amortization	178,202	135,028	87,895
Loss (gain) on disposal of assets	655	8,806	(218,203)

Total operating expenses	1,775,620	1,309,610	616,251

Income from operations	460,114	237,253	422,177
OTHER EXPENSE (INCOME):
Interest expense	201,746	115,985	58,033
Accretion of put option in majority-owned subsidiary	1,003	770	252
Interest and other income	(63,936)	(21,543)	(8,658)
Impairment loss on investment securities	97,800	—	—
Loss on extinguishment of debt	—	51,518	46,448

Total other expense	236,613	146,730	96,075
Income before provision for income taxes	223,501	90,523	326,102
Provision for income taxes	(123,098)	(36,717)	(127,425)

Net income	100,403	53,806	198,677
Accrued dividends on Series D Preferred Stock	(6,499)	(21,006)	(21,006)
Accrued dividends on Series E Preferred Stock	(929)	(3,000)	(1,019)
Accretion on Series D Preferred Stock	(148)	(473)	(473)
Accretion on Series E Preferred Stock	(106)	(339)	(114)

Net income applicable to common stock	$92,721	$28,988	$176,065

Net income	$100,403	$53,806	$198,677
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of tax	6,640	(1,211)	(28)
Unrealized (losses) gains on cash flow hedging derivatives, net of tax	(13,614)	1,959	1,914
Reclassification adjustment for (gains) losses included in net income, net of tax	(8,719)	(1,307)	168

Comprehensive income	$84,710	$53,247	$200,731

Net income per common share: (See Note 17)
Net income per common share — basic	$0.29	$0.11	$0.71

Net income per common share — diluted	$0.28	$0.10	$0.62

Weighted average shares:
Basic	287,692,280	155,820,381	135,352,396

Diluted	296,337,724	159,696,608	153,610,589

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share information)

							Accumulated
			Additional				Other
	Number		Paid-In	Subscriptions	Deferred	Retained	Comprehensive
	of Shares	Amount	Capital	Receivable	Compensation	Earnings	Income (Loss)	Total
BALANCE, December 31, 2004	130,295,781	$13	$88,484	$(98)	$(3,331)	$40,637	$(271)	$125,434
Common Stock issued	79,437	—	483	—	—	—	—	483
Exercise of Common Stock options	22,669,671	2	8,603	—	—	—	—	8,605
Exercise of Common Stock warrants	2,282,205	—	605	—	—	—	—	605
Accrued interest on subscriptions receivable	—	—	5	(5)	—	—	—	—
Proceeds from repayment of subscriptions receivable	—	—	—	103	—	—	—	103
Forfeiture of unvested stock compensation	—	—	(2,887)	—	2,887	—	—	—
Deferred stock-based compensation	—	—	2,330	—	(2,330)	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	2,596	—	—	2,596
Accrued dividends on Series D Preferred Stock	—	—	—	—	—	(21,006)	—	(21,006)
Accrued dividends on Series E Preferred Stock	—	—	—	—	—	(1,019)	—	(1,019)
Accretion on Series D Preferred Stock	—	—	—	—	—	(473)	—	(473)
Accretion on Series E Preferred Stock	—	—	—	—	—	(114)	—	(114)
Tax benefits from the exercise of Common Stock options	—	—	51,961	—	—	—	—	51,961
Net income	—	—	—	—	—	198,677	—	198,677
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(28)	(28)
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	—	168	168
Unrealized gain on cash flow hedging derivative, net of tax	—	—	—	—	—	—	1,914	1,914

BALANCE, December 31, 2005	155,327,094	$15	$149,584	$—	$(178)	$216,702	$1,783	$367,906
Common Stock issued	49,725	—	314	—	—	—	—	314
Exercise of Common Stock options	1,148,328	1	2,743	—	—	—	—	2,744
Exercise of Common Stock warrants	526,950	—	—	—	—	—	—	—
Reversal of deferred compensation upon adoption of SFAS No. 123(R)	—	—	(178)	—	178	—	—	—
Stock-based compensation	—	—	14,472	—	—	—	—	14,472
Accrued dividends on Series D Preferred Stock	—	—	—	—	—	(21,006)	—	(21,006)
Accrued dividends on Series E Preferred Stock	—	—	—	—	—	(3,000)	—	(3,000)
Accretion on Series D Preferred Stock	—	—	—	—	—	(473)	—	(473)
Accretion on Series E Preferred Stock	—	—	—	—	—	(339)	—	(339)
Reduction due to the tax impact of Common Stock option forfeitures	—	—	(620)	—	—	—	—	(620)
Net income	—	—	—	—	—	53,806	—	53,806
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(1,211)	(1,211)
Unrealized gains on cash flow hedging derivatives, net of tax	—	—	—	—	—	—	1,959	1,959
Reclassification adjustment for gains included in net income, net of tax	—	—	—	—	—	—	(1,307)	(1,307)

BALANCE, December 31, 2006	157,052,097	$16	$166,315	$—	$—	$245,690	$1,224	$413,245
The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity — (Continued)
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share information)

							Accumulated
			Additional				Other
	Number		Paid-In	Subscriptions	Deferred	Retained	Comprehensive
	of Shares	Amount	Capital	Receivable	Compensation	Earnings	Income (Loss)	Total
Common Stock issued	31,230	—	354	—	—	—	—	354
Exercise of Common Stock options	2,562,056	—	9,706	—	—	—	—	9,706
Issuance of Common Stock through initial public offering, net of issuance costs	37,500,000	4	818,262	—	—	—	—	818,266
Conversion of Series D Preferred Stock	144,857,320	14	449,999	—	—	—	—	450,013
Conversion of Series E Preferred Stock	6,105,324	1	52,170	—	—	—	—	52,171
Stock-based compensation	—	—	28,024	—	—	—	—	28,024
Accrued dividends on Series D Preferred Stock	—	—	—	—	—	(6,499)	—	(6,499)
Accrued dividends on Series E Preferred Stock	—	—	—	—	—	(929)	—	(929)
Accretion on Series D Preferred Stock	—	—	—	—	—	(148)	—	(148)
Accretion on Series E Preferred Stock	—	—	—	—	—	(106)	—	(106)
Reduction due to the tax impact of Common Stock option forfeitures	—	—	(61)	—	—	—	—	(61)
Net income	—	—	—	—	—	100,403	—	100,403
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	6,640	6,640
Unrealized losses on cash flow hedging derivatives, net of tax	—	—	—	—	—	—	(13,614)	(13,614)
Reclassification adjustment for gains included in net income, net of tax	—	—	—	—	—	—	(8,719)	(8,719)

BALANCE, December 31, 2007	348,108,027	$35	$1,524,769	$—	$—	$338,411	$(14,469)	$1,848,746

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,403	$53,806	$198,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,202	135,028	87,895
Provision for uncollectible accounts receivable	129	31	129
Deferred rent expense	13,745	7,464	4,407
Cost of abandoned cell sites	6,704	3,783	725
Stock-based compensation expense	28,024	14,472	2,596
Non-cash interest expense	3,259	6,964	4,285
Loss (gain) on disposal of assets	655	8,806	(218,203)
Loss on extinguishment of debt	—	51,518	46,448
Gain on sale of investments	(10,506)	(2,385)	(190)
Impairment loss on investment securities	97,800	—	—
Accretion of asset retirement obligation	1,439	769	423
Accretion of put option in majority-owned subsidiary	1,003	770	252
Deferred income taxes	118,524	32,341	125,055
Changes in assets and liabilities:
Inventories	(16,275)	(53,320)	(5,717)
Accounts receivable	(3,797)	(12,143)	(7,056)
Prepaid charges	(6,887)	(6,538)	(2,613)
Deferred charges	(8,126)	(13,239)	(4,045)
Other assets	(11,345)	(9,231)	(5,580)
Accounts payable and accrued expenses	63,884	108,492	41,204
Deferred revenue	30,013	33,957	16,071
Other liabilities	2,458	3,416	(1,547)

Net cash provided by operating activities	589,306	364,761	283,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(767,709)	(550,749)	(266,499)
Change in prepaid purchases of property and equipment	(19,992)	(5,262)	(11,800)
Proceeds from sale of property and equipment	3,759	3,021	146
Purchase of investments	(3,358,427)	(1,269,919)	(739,482)
Proceeds from sale of investments	3,625,648	1,272,424	386,444
Change in restricted cash and investments	294	2,406	(107)
Purchases of and deposits for FCC licenses	—	(1,391,586)	(503,930)
Proceeds from sale of FCC licenses	—	—	230,000
Microwave relocation costs	(661)	—	—

Net cash used in investing activities	(517,088)	(1,939,665)	(905,228)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	4,111	11,368	(565)
Payment upon execution of cash flow hedging derivative	—	—	(1,899)
Proceeds from bridge credit agreements	—	1,500,000	540,000
Proceeds from Senior Secured Credit Facility	—	1,600,000	—
Proceeds from 9 1/4% Senior Notes Due 2014	423,500	1,000,000	—
Proceeds from credit agreements	—	—	902,875
Proceeds from initial public offering	862,500	—	—
Cost of raising capital	(44,234)	—	—
Debt issuance costs	(3,091)	(58,789)	(29,480)
Repayment of debt	(16,000)	(2,437,985)	(754,662)
Proceeds from minority interest in majority-owned subsidiary	—	2,000	—
Proceeds from termination of cash flow hedging derivative	—	4,355	—
Proceeds from repayment of subscriptions receivable	—	—	103
Proceeds from issuance of preferred stock, net of issuance costs	—	—	46,662
Proceeds from exercise of stock options and warrants	9,706	2,744	9,210

Net cash provided by financing activities	1,236,492	1,623,693	712,244

INCREASE IN CASH AND CASH EQUIVALENTS	1,308,710	48,789	90,232
CASH AND CASH EQUIVALENTS, beginning of year	161,498	112,709	22,477

CASH AND CASH EQUIVALENTS, end of year	$1,470,208	$161,498	$112,709

The accompanying notes are integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
1. Organization and Business Operations:
     MetroPCS Communications, Inc. (“MetroPCS”), a Delaware corporation, together with its consolidated subsidiaries (the “Company”), is a wireless telecommunications carrier that offers wireless broadband personal communication services (“PCS”). As of December 31, 2007, the Company offered services primarily in the metropolitan areas of Atlanta, Dallas/Ft. Worth, Detroit, Los Angeles, Miami, San Francisco, Sacramento and Tampa/Sarasota/Orlando. The Company sells products and services to customers through Company-owned retail stores as well as through relationships with independent retailers.
     Prior to December 31, 2005, MetroPCS qualified as a very small business designated entity (“DE”). MetroPCS met the DE control requirements of the Federal Communications Commission (“FCC”) by issuing Class A Common Stock entitling its holders to 50.1% of the stockholders’ votes and the right to designate directors holding a majority of the voting power of MetroPCS’ Board of Directors. During 2005, MetroPCS was no longer required to maintain its eligibility as a DE. In accordance with the existing stockholder agreement, the Class A Common Stock automatically converted into common stock of MetroPCS on December 31, 2005 on a one-for-one basis and the holders of the Class A Common Stock relinquished affirmative control of MetroPCS.
     On November 24, 2004, MetroPCS, through its wholly-owned subsidiaries and C9 Wireless, LLC, an independent third-party, formed a limited liability company called Royal Street Communications, LLC (“Royal Street Communications”), to bid on spectrum auctioned by the FCC in Auction No. 58. The Company owns 85% of the limited liability company member interest of Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee (See Note 3). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively, “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” (“FIN 46(R)”). Royal Street qualifies as a variable interest entity under FIN 46(R) because the Company is the primary beneficiary of Royal Street and will absorb all of Royal Street’s expected losses. The redeemable minority interest in Royal Street is included in long-term liabilities. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements.
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
     On April 24, 2007, MetroPCS consummated its initial public offering (the “Offering”) of 57,500,000 shares of common stock priced at $23.00 per share (less underwriting discounts and commissions). MetroPCS offered 37,500,000 shares of common stock and certain of MetroPCS’ existing stockholders offered 20,000,000 shares of common stock in the Offering, which included 7,500,000 shares sold by MetroPCS’ existing stockholders pursuant to the underwriters’ exercise of their over-allotment option. Concurrent with the Offering, all outstanding shares of preferred stock, including accrued but unpaid dividends, were converted into 150,962,644 shares of common stock. The shares began trading on April 19, 2007 on the New York Stock Exchange under the symbol “PCS”.
2. Summary of Significant Accounting Policies:
Consolidation
     The accompanying consolidated financial statements include the balances and results of operations of MetroPCS and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Operating Segments
     SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. At December 31, 2007, the Company had twelve operating segments based on geographic regions within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Philadelphia, San Francisco, Sacramento and Tampa/Sarasota/Orlando. The Company aggregates its operating segments into two reportable segments: Core Markets and Expansion Markets (See Note 18).
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
•	allowance for uncollectible accounts receivable;

•	valuation of inventories;

•	valuation of investment securities;

•	estimated useful life of assets;

•	accrued property, plant and equipment for the percentage of construction services received;

•	impairment of long-lived assets and indefinite-lived assets;

•	likelihood of realizing benefits associated with temporary differences giving rise to deferred tax assets;

•	reserves for uncertain tax positions;

•	estimated customer life in terms of amortization of certain deferred revenue;

•	valuation of common stock prior to the Offering; and

•	stock-based compensation expense.
Derivative Instruments and Hedging Activities
     The Company accounts for its hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). The standard requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or on the accompanying consolidated balance sheets in accumulated other comprehensive income (loss) depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income (loss) must be reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction and the ineffective portion of all hedges must be recognized in earnings in the current period. The Company’s use of derivative financial instruments is discussed in Note 5.
Cash and Cash Equivalents
     The Company includes as cash and cash equivalents (i) cash on hand, (ii) cash in bank accounts, (iii) investments in money market funds, and (iv) corporate bonds with an original maturity of 90 days or less.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Short-Term Investments
     The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include corporate and government bonds with an original maturity of over 90 days and auction rate securities. Unrealized gains, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period. Historically, given the liquidity created by auctions, the Company’s auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. Given the auction rate securities held by the Company at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, the Company’s auction rate securities are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on the Company’s balance sheet as of December 31, 2007 (See Note 4).
Restricted Short-Term Investments
     Restricted short-term investments consist of money market instruments and short-term investments. In general, these investments are pledged as collateral against letters of credit used as security for payment obligations and are presented as current or non-current assets based on the terms of the underlying letters of credit.
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
Allowance for Uncollectible Accounts Receivable
     The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of independent retailers to pay for equipment purchases and for amounts estimated to be uncollectible from other carriers. The following table summarizes the changes in the Company’s allowance for uncollectible accounts (in thousands):

	2007	2006	2005
Balance at beginning of period	$1,950	$2,383	$2,323
Additions:
Charged to costs and expenses	129	31	129
Direct reduction to revenue and other accounts	1,037	929	1,211
Deductions	(208)	(1,393)	(1,280)

Balance at end of period	$2,908	$1,950	$2,383

Prepaid Charges
     Prepaid charges consisted of the following (in thousands):

	2007	2006
Prepaid vendor purchases	$37,054	$16,898
Prepaid rent	13,996	9,089
Prepaid maintenance and support contracts	3,961	1,846
Prepaid insurance	2,162	3,047
Other	3,296	2,229

Prepaid charges	$60,469	$33,109

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Property and Equipment
     Property and equipment, net, consisted of the following (in thousands):

	2007	2006
Construction-in-progress	$393,282	$193,856
Network infrastructure	1,901,119	1,329,986
Office equipment	44,059	31,065
Leasehold improvements	33,410	21,721
Furniture and fixtures	7,833	5,903
Vehicles	207	207

	2,379,910	1,582,738
Accumulated depreciation	(488,499)	(326,576)

Property and equipment, net	$1,891,411	$1,256,162

     Property and equipment are stated at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. When the Company sells, disposes of or retires property and equipment, the related gains or losses are included in operating results. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets, three to seven years for office equipment, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. The Company follows the provisions of SFAS No. 34, “Capitalization of Interest Cost,” with respect to its FCC licenses and the related construction of its network infrastructure assets. Capitalization commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases at the point in which the asset is ready for its intended use, which generally coincides with the market launch date. For the years ended December 31, 2007, 2006 and 2005, the Company capitalized interest in the amount of $34.9 million, $17.5 million and $3.6 million, respectively.
Impairment of Long-Lived Assets
     The Company assesses potential impairments to its long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.
Long-Term Investments
     The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2007, all of the Company’s long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on the Company’s broker-dealer valuation models and an internal analysis by management of other-than-temporary impairment factors. The broker-dealer models considered credit default risks, the liquidity of the underlying security and overall capital market liquidity. Management also looked to other marketplace transactions, and information received from other third party brokers in order to assess whether the fair value based on the broker-dealer valuation models was reasonable.
     Declines in fair value that are considered other-than-temporary are charged to earnings.
     The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity (See Note 4).

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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
     Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF No. 00-21”). The consensus also supersedes certain guidance set forth in U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104, “Revenue Recognition,” (“SAB 104”). The consensus addresses the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting and the consideration received is allocated among the separate units of accounting using the residual method of accounting.
     The Company determined that the sale of wireless services through its direct and indirect sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF No. 00-21, the Company began dividing these arrangements into separate units of accounting, and allocating the consideration between the handset and the wireless service using the residual method of accounting. Consideration received for the wireless service is recognized at fair value as service revenue when earned, and any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer.
     Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets in the Company’s retail locations are recognized at the point of sale. Handsets shipped to independent retailers are recorded as deferred revenue and deferred charges upon shipment by the Company and are recognized as equipment revenues and related costs when service is activated by its customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment.
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
     Federal Universal Service Fund (“FUSF”) and E-911 fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in service revenues and cost of service on the accompanying statements of income and comprehensive income. For the years ended December 31, 2007, 2006 and 2005, the Company recorded approximately $94.0 million, $44.3 million and $24.6 million, respectively, of FUSF and E-911 fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.
Software Costs
     In accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”), certain costs related to the purchase of internal use software are capitalized and amortized over the estimated useful life of the software. For the years ended December 31, 2007, 2006 and 2005, the Company capitalized approximately $9.2 million, $8.8 million and $2.7 million, respectively, of purchased software costs under SOP 98-1, that is being amortized over a three-year life. The Company amortized software costs of approximately $5.5 million, $2.8 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Capitalized software costs are classified as office equipment.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
FCC Licenses and Microwave Relocation Costs
     The Company operates broadband PCS networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for broadband PCS services. In addition, in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the PCS services provided by the Company, and other advanced wireless services. The PCS and AWS licenses included the obligation and resulting costs to relocate existing fixed microwave users of the Company’s licensed spectrum if the Company’s spectrum interfered with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurred costs related to microwave relocation in constructing its PCS and AWS networks. The PCS and AWS licenses and microwave relocation costs are recorded at cost. Although PCS and AWS licenses are issued with a stated term, ten years in the case of the PCS licenses and fifteen years in the case of the AWS licenses, the renewal of PCS and AWS licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS and AWS licenses. As such, under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize PCS and AWS licenses and microwave relocation costs as they are considered to have indefinite lives and together represent the cost of the Company’s spectrum. The Company is required to test indefinite-lived intangible assets, consisting of PCS and AWS licenses and microwave relocation costs, for impairment on an annual basis based upon a fair value approach. Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. The Company completed its impairment tests during the third quarter of 2007 and no impairment has been recognized through December 31, 2007.
Advertising and Promotion Costs
     Advertising and promotion costs are expensed as incurred. Advertising costs totaled $73.2 million, $46.4 million and $25.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.
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
Other Comprehensive Income
     Unrealized gains on available-for-sale securities and cash flow hedging derivatives are reported in accumulated other comprehensive income as a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest and other income. Gains or losses on cash flow hedging derivatives reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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

2005
Net income applicable to common stock — as reported	$176,065

Add: Amortization of deferred compensation determined under the intrinsic method for employee stock awards, net of tax	1,584

Less: Total stock-based employee compensation expense determined under the fair value method for employee stock awards, net of tax	(3,227)

Net income applicable to common stock — pro forma	$174,422

Basic net income per common share:

As reported	$0.71

Pro forma	$0.70

Diluted net income per common share:

As reported	$0.62

Pro forma	$0.62

     The pro forma amounts presented above may not be representative of the future effects on reported net income since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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
     The following table summarizes the Company’s asset retirement obligation transactions (in thousands):

	2007	2006
Beginning asset retirement obligations	$6,685	$3,522
Liabilities incurred	6,929	2,394
Reductions	(755)	—
Accretion expense	1,439	769

Ending asset retirement obligations	$14,298	$6,685

Earnings Per Share
     Basic earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as EPS after assuming issuance of common stock for all potentially dilutive equivalent shares, whether exercisable or not.
     The Series D Preferred Stock and Series E Preferred Stock (collectively, the “preferred stock”) are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock as if they had been converted into common stock. In accordance with EITF Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” (“EITF 03-6”), the preferred stock is considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock is included in the computation of basic and diluted earnings per common share using the two-class method, except during periods of net losses. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed (See Note 17).
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, the FASB issued FSP FAS 157-6 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
periods within those fiscal years for items within the scope of this FSP. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-6. The partial adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial condition or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company was required to adopt SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company has not yet determined the effect on its financial condition or results of operations, if any, upon adoption of SFAS No. 141(R).
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company has not yet determined the effect on its financial condition or results of operations, if any, upon adoption of SFAS No. 160.
3.  Majority-Owned Subsidiary:
     On November 24, 2004, MetroPCS, through its wholly-owned subsidiaries, together with C9 Wireless, LLC, an independent, unaffiliated third-party, formed a limited liability company, Royal Street Communications, that qualified to bid for closed licenses and to receive bidding credits as a very small business DE on open licenses in FCC Auction No. 58. MetroPCS indirectly owns 85% of the limited liability company member interest of Royal Street Communications, but may elect only two of five members of the Royal Street Communications’ management committee, which has the full power to direct the management of Royal Street. Royal Street Communications has formed limited liability company subsidiaries which hold all licenses won in Auction No. 58. At Royal Street Communications’ request and subject to Royal Street Communications’ control and direction, MetroPCS is assisting in the construction of Royal Street’s networks and has agreed to purchase, via a resale arrangement, as much as 85% of the engineered service capacity of Royal Street’s networks. The Company’s consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street. The Company consolidates its interest in Royal Street in accordance with FIN 46(R). Royal Street qualifies as a variable interest entity under FIN 46(R) because the Company is the primary beneficiary of Royal Street and will absorb all of Royal Street’s expected losses. Royal Street does not guarantee MetroPCS Wireless, Inc.’s (“Wireless”) obligations under its senior secured credit facility, pursuant to which Wireless may borrow up to $1.7 billion, as amended, (the “Senior Secured Credit Facility”) and its $1.4 billion of 9 1/4% Senior Notes due 2014 (the “9 1/4% Senior Notes”). See the “non-guarantor subsidiaries” information in Note 19 for the financial position and results of operations of Royal Street. C9 Wireless, LLC, a beneficial interest holder in Royal Street, has no recourse to the general credit of MetroPCS. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
     C9 Wireless, LLC has a right to sell, or put, its limited liability company interests in Royal Street Communications to the Company at specific future dates based on a contractually determined amount (the “Put Right”). The Put Right represents an unconditional obligation of MetroPCS and its wholly-owned subsidiaries to purchase from C9 Wireless, LLC its limited liability company interests in Royal Street Communications. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” this obligation is recorded as a liability and is measured at each reporting date at the amount of cash that would be required to settle the obligation under the contract terms if settlement occurred at the reporting date.
4.  Investments:
     The Company had no short-term investments at December 31, 2007. Short-term investments at December 31, 2006 consisted of the following (in thousands):

	2006
		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States government and agencies	$2,000	$—	$(15)	$1,985
Auction rate securities	290,055	—	(30)	290,025
Commercial paper	98,428	213	—	98,641

Total short-term investments	$390,483	$213	$(45)	$390,651

     The Company has historically invested its substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At December 31, 2007, the Company had invested substantially all of its cash and cash equivalents in money market funds consisting of treasury securities.
     The Company holds investments of $133.9 million in certain auction rate securities some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with the Company’s investment policy guidelines, the auction rate securities investments held by the Company all had AAA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by the Company at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale in the auctions has exceeded the amount of purchase orders. In addition, three auction rate securities held by the Company have been placed on credit watch. However, as of January 31, 2008, all of the auction rate securities held by the Company still retain a AAA/Aaa rating as reported by Standard and Poors and Moody’s Investors Service.
     The estimated market value of the Company’s auction rate security holdings at December 31, 2007 was approximately $36.1 million, which reflects a $97.8 million adjustment to the principal value of $133.9 million. Although the auction rate securities continue to pay interest according to their stated terms, based on statements received from the Company’s broker and an analysis of other-than-temporary impairment factors, the Company has recorded an impairment charge of $97.8 million during the year ended December 31, 2007, reflecting the portion of auction rate security holdings that the Company has concluded have an other-than-temporary decline in value. Historically, given the liquidity created by the auctions, the Company’s auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. Given the failed auctions, the Company’s auction rate securities are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on the accompanying balance sheet as of December 31, 2007. If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional impairments to its auction rate securities.
5.  Derivative Instruments and Hedging Activities:
     On June 27, 2005, Wireless entered into a three-year interest rate cap agreement, as required by its First Lien Credit Agreement, maturing May 31, 2011, and Second Lien Credit Agreement maturing May 31, 2012,

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(collectively, the “Credit Agreements”), to mitigate the impact of interest rate changes. An interest rate cap represents a right to receive cash if interest rates rise above a contractual strike rate. At December 31, 2005, the interest rate cap agreement had a notional value of $450.0 million and Wireless would receive payments on a semiannual basis if the six-month LIBOR interest rate exceeds 3.75% through January 1, 2007 and 6.00% through the agreement maturity date of July 1, 2008. Wireless paid $1.9 million upon execution of the interest rate cap agreement. On November 21, 2006, Wireless terminated its interest rate cap agreement and received proceeds of approximately $4.3 million upon termination of the agreement. The proceeds from the termination of the agreement approximated its carrying value. The remaining unrealized gain associated with the interest rate cap agreement was reclassified out of accumulated other comprehensive income into earnings as a reduction of interest expense.
     On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of Wireless’ Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt. The quarterly interest settlement periods began on February 1, 2007. The interest rate protection agreement expires on February 1, 2010. This financial instrument is reported in other long-term liabilities at fair market value of approximately $23.5 million as of December 31, 2007. The net change in fair value of $13.6 million is reported in accumulated other comprehensive income (loss) in the consolidated balance sheets, net of income taxes in the amount of approximately $9.9 million. As of December 31, 2006, this financial instrument was reported in long-term investments at fair market value, which was approximately $1.9 million.
     The interest rate protection agreement has been designated as a cash flow hedge. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of SFAS No. 133, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the year ended December 31, 2007, the change in fair value did not result in ineffectiveness.
     At the inception of the cash flow hedge and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedge, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations.
6.  Intangible Assets:
     The changes in the carrying value of intangible assets during the years ended December 31, 2007 and 2006 are as follows (in thousands):

		Microwave
		Relocation
	FCC Licenses	Costs
Balance at December 31, 2005	$681,299	$9,187
Additions	1,391,586	—

Balance at December 31, 2006	$2,072,885	$9,187
Additions	10	918

Balance at December 31, 2007	$2,072,895	$10,105

     FCC licenses represent the 14 C-Block PCS licenses acquired by the Company in the FCC auction in May 1996, the AWS licenses acquired in FCC Auction 66 and FCC licenses acquired from other carriers. FCC licenses also represent licenses acquired in 2005 by Royal Street Communications in Auction No. 58.
     The grant of the licenses by the FCC subjects the Company to certain FCC ongoing ownership restrictions. Should the Company cease to continue to qualify under such ownership restrictions, the PCS and AWS licenses may be subject to revocation or require the payment of fines or forfeitures. All FCC licenses held by the Company will expire in ten years for PCS licenses and fifteen years for AWS licenses from the initial date of grant of the license

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
by the FCC; however, the FCC rules provide for renewal. Such renewals generally are granted routinely without substantial cost.
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
     On December 21, 2005, the FCC granted Royal Street Communications 10 MHz of spectrum in the Los Angeles, California; Orlando, Lakeland-Winter Haven, Jacksonville, Melbourne-Titusville, and Gainesville, Florida basic trading areas. Royal Street Communications, as the high bidder in Auction No. 58, had previously paid approximately $294.0 million to the FCC for these PCS licenses.
     On November 29, 2006, the Company was granted AWS licenses as a result of FCC Auction 66, for a total aggregate purchase price of approximately $1.4 billion. These new licenses cover six of the 25 largest metropolitan areas in the United States. The east coast expansion opportunities include, but are not limited to, the entire east coast corridor from Philadelphia to Boston, including New York City, as well as the entire states of New York, New Jersey, Connecticut and Massachusetts. In the western United States, the new expansion opportunities include the San Diego, Portland, Seattle and Las Vegas metropolitan areas. The balance supplements or expands the geographic boundaries of the Company’s existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento.
     On February 21, 2007, the FCC granted the Company’s applications for the renewal of its 14 C-Block PCS licenses acquired in the FCC auction in May 1996, as well as the applications for the renewal of certain other licenses subsequently acquired from other carriers.
Jacksonville Acquisition
     On December 21, 2007, the Company executed an agreement with PTA Communications, Inc. (“PTA”) to purchase 10 MHz of PCS spectrum from PTA for the basic trading area of Jacksonville, Florida. The Company also entered into agreements with NTCH, Inc. (dba Cleartalk PCS) and PTA-FLA, Inc. for the purchase of their customers and certain of their assets used in providing PCS wireless telecommunications services in the Jacksonville market. Consummation of both acquisitions is conditioned on customary closing conditions and the license purchase agreement also requires approval by the FCC. On January 17, 2008, the Company closed on the acquisition of certain assets used in providing PCS wireless services.

7.  Accounts Payable and Accrued Expenses:
     Accounts payable and accrued expenses consisted of the following (in thousands):

	2007	2006
Accounts payable	$131,177	$90,084
Book overdraft	25,399	21,288
Accrued accounts payable	155,733	111,974
Accrued liabilities	16,285	9,405
Payroll and employee benefits	29,380	20,645
Accrued interest	33,892	24,529
Taxes, other than income	41,044	42,882
Income taxes	6,539	4,874

Accounts payable and accrued expenses	$439,449	$325,681

8.  Long-Term Debt:
     Long-term debt consisted of the following (in thousands):

	2007	2006
9 1/4% Senior Notes	$1,400,000	$1,000,000
Senior Secured Credit Facility	1,580,000	1,596,000

Total	2,980,000	2,596,000
Add: unamortized premium on debt	22,177	—

Total debt	3,002,177	2,596,000
Less: current maturities	(16,000)	(16,000)

Total long-term debt	$2,986,177	$2,580,000

     Maturities of the principal amount of long-term debt at face value are as follows (in thousands):

For the Year Ending December 31,
2008	$16,000
2009	16,000
2010	16,000
2011	16,000
2012	16,000
Thereafter	2,900,000

Total	$2,980,000

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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
First and Second Lien Credit Agreements
     On May 31, 2005, MetroPCS, Inc. and Wireless, both wholly-owned subsidiaries of MetroPCS, entered into the first and second lien credit agreements, or credit agreements, which provided for total borrowings of up to $900.0 million. On May 31, 2005, Wireless borrowed $500.0 million under the first lien credit agreement and $250.0 million under the second lien credit agreement. On December 19, 2005, Wireless entered into amendments to the credit agreements and borrowed an additional $50.0 million under the first lien credit agreement and an additional $100.0 million under the second lien credit agreement.
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
$1.25 Billion Exchangeable Senior Secured Credit Agreement
     In July 2006, MetroPCS II, Inc. (“MetroPCS II”), a wholly-owned subsidiary of MetroPCS, entered into a secured bridge credit facility. The aggregate credit commitments available under the secured bridge credit facility were $1.25 billion and were fully funded.
     On November 3, 2006, MetroPCS II repaid the aggregate outstanding principal balance under the secured bridge credit facility of $1.25 billion and accrued interest of $5.9 million. As a result, the Company recorded a loss on extinguishment of debt of approximately $7.0 million.
$250 Million Exchangeable Senior Unsecured Credit Agreement
     In October 2006, MetroPCS IV, Inc. (“MetroPCS IV”), a wholly-owned subsidiary of MetroPCS, entered into an unsecured bridge credit facility. The aggregate credit commitments available under the unsecured bridge credit facility totaled $250.0 million and were fully funded.
     On November 3, 2006, MetroPCS IV repaid the aggregate outstanding principal balance under the unsecured bridge credit facility of $250.0 million and accrued interest of $1.2 million. As a result, the Company recorded a loss on extinguishment of debt of approximately $2.4 million.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
$1.4 Billion 9 1/4% Senior Notes
     On November 3, 2006, Wireless completed the sale of $1.0 billion of principal amount of 9 1/4% Senior Notes due 2014, (the “Initial Notes”). The net proceeds of the sale of the Initial Notes were approximately $978.0 million after underwriter fees and other debt issuance costs of $22.0 million. The net proceeds from the sale of the 9 1/4% Senior Notes, together with the borrowings under the Senior Secured Credit Facility, were used to repay amounts owed under the credit agreements, secured bridge credit facility and unsecured bridge credit facility, and to pay related premiums, fees and expenses, as well as for general corporate purposes. On November 3, 2006, Wireless also entered into a registration rights agreement. Under the registration rights agreement, Wireless agreed to file a registration statement with the United States Securities and Exchange Commission (“SEC”) relating to an offer to exchange and issue notes equal to the outstanding principal amount of the Initial Notes. On May 15, 2007, Wireless filed such required initial registration statement on Form S-4 (the “Existing Exchange Offer Registration Statement”).
     On June 6, 2007, Wireless completed the sale of an additional $400.0 million of 9 1/4% Senior Notes (the “Additional Notes” and together with the Initial Notes, the “9 1/4% Senior Notes”) under the existing indenture at a price equal to 105.875% of the principal amount of such Additional Notes. On June 6, 2007, Wireless entered into a registration rights agreement in connection with the consummation of the sale of the Additional Notes. Under the terms of this registration rights agreement, Wireless agreed to amend the Existing Exchange Offer Registration Statement within 120 days of the date of the registration rights agreement to include the Additional Notes. On October 10, 2007, Wireless filed an amendment to the Existing Exchange Offer Registration Statement (“Amended Exchange Offer Registration Statement”). On October 11, 2007, the SEC declared the Amended Exchange Offer Registration Statement effective. The exchange offer expired on November 7, 2007, with all the Initial and Additional Notes being tendered for exchange and the exchange offer was consummated on November 13, 2007.
     The 9 1/4% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the 9 1/4% Senior Notes on May 1 and November 1 of each year, beginning on May 1, 2007 for the Initial Notes and November 1, 2007 for the Additional Notes. Wireless may, at its option, redeem some or all of the 9 1/4% Senior Notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the 9 1/4% Senior Notes. In addition, Wireless may also redeem up to 35% of the aggregate principal amount of the 9 1/4% Senior Notes with the net cash proceeds of certain sales of equity securities.
Senior Secured Credit Facility
     On November 3, 2006, Wireless entered into the Senior Secured Credit Facility, pursuant to which Wireless may borrow up to $1.7 billion. The Senior Secured Credit Facility consists of a $1.6 billion term loan facility and a $100.0 million revolving credit facility. On November 3, 2006, Wireless borrowed $1.6 billion under the Senior Secured Credit Facility. The term loan facility will be repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature in seven years and the revolving credit facility will mature in five years. The net proceeds from the borrowings under the Senior Secured Credit Facility, together with the sale of the Initial Notes, were used to repay amounts owed under the credit agreements, secured bridge credit facility and unsecured bridge credit facility, and to pay related premiums, fees and expenses, as well as for general corporate purposes.
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

    MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
     The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of December 31, 2007 was 7.329%. On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of the Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt (See Note 5). On February 20, 2007, Wireless entered into an amendment to the Senior Secured Credit Facility. Under the amendment, the margin on the base rate used to determine the Senior Secured Credit Facility interest rate was reduced to 2.25% from 2.50%.
Restructuring
     On November 3, 2006, in connection with the closing of the Initial Notes, the entry into the Senior Secured Credit Facility and the repayment of all amounts outstanding under the credit agreements, the secured bridge credit facility and the unsecured bridge credit facility, the Company consummated a restructuring transaction. As a result of the restructuring transaction, Wireless became a wholly-owned direct subsidiary of MetroPCS, Inc. (formerly MetroPCS V, Inc.), which is a wholly-owned direct subsidiary of MetroPCS. MetroPCS and MetroPCS, Inc., along with each of Wireless’ wholly-owned subsidiaries (which excludes Royal Street), guarantee the 9 1/4% Senior Notes and the obligations under the Senior Secured Credit Facility. MetroPCS, Inc. pledged the capital stock of Wireless as security for the obligations under the Senior Secured Credit Facility. All of the Company’s FCC licenses and the Company’s interest in Royal Street are held by Wireless and its wholly-owned subsidiaries.
9.  Concentrations:
     The Company purchases a substantial portion of its wireless infrastructure equipment and handset equipment from only a few major suppliers. Further, the Company generally relies on one key vendor in each of the following areas: network infrastructure equipment, billing services, customer care, handset logistics and long distance services. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found. Verisign, the Company’s existing billing system provider, has publicly announced that it plans to leave the telecommunications services business, including the billing services business. The Company is in the process of identifying and negotiating a new billing service agreement with another nationally recognized third-party vendor.
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
10.  Commitments and Contingencies:
     The Company has entered into non-cancelable operating lease agreements to lease facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks. Future minimum rental payments required for all non-cancelable operating leases at December 31, 2007 are as follows (in thousands):

For the Year Ending December 31,
2008	$126,330
2009	128,918
2010	131,374
2011	127,442
2012	113,899
Thereafter	417,197

Total	$1,045,160

     Total rent expense for the years ended December 31, 2007, 2006 and 2005 was $125.1 million, $85.5 million and $51.6 million, respectively.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
     The Company has committed or expects to commit to spend in the first half of 2008 an aggregate of between $360 million and $375 million in cash to acquire assets to support its networks in existing markets or markets the Company is building, including assets related to the acquisition of, conversion of, buildout of, and launch of service in Jacksonville, Florida.
     The Company has an agreement with Lucent Technologies, Inc., or Lucent, now known as Alcatel Lucent, to provide it with PCS and AWS CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services with an initial term through the earlier to occur of (1) December 31, 2011, or (2) the date on which the Company has purchased or licensed products, services and licensed materials under the agreement equal to a sum which it currently expects to spend for products, services, or licensed material from Alcatel Lucent from June 6, 2005 through December 31, 2011. The agreement provides for both exclusive and non-exclusive pricing for PCS and AWS CDMA products and the agreement may be renewed at the Company’s option on an annual basis for three additional years after its initial term expires. If the Company fails to continue purchasing its PCS and AWS CDMA products exclusively from Alcatel Lucent, it may have to pay certain liquidated damages based on the difference in prices between exclusive and non-exclusive prices, which would be material to the Company. As of December 31, 2007, the Company had issued purchase orders in the amount of $30 million for products, materials and services to be delivered during the three months ended March 31, 2008.
AWS Licenses Acquired in Auction 66
      Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate and some such users may delay relocation for some time. For the year ended December 31, 2007, the Company incurred approximately $0.9 million in microwave relocation costs. No relocation costs were incurred for the year ended December 31, 2006.
FCC Katrina Order
     In October 2007, the FCC released an Order on Reconsideration (“Reconsideration Order”) which requires the Company to maintain emergency backup power for a minimum of twenty-four hours for assets that are normally powered from local commercial power and located inside mobile switching offices, and eight hours for assets that are normally powered from local commercial power and at other locations, including cell sites and DAS nodes. The Company will not be required to comply immediately with these minimum backup power requirements where the Company can demonstrate that such compliance is precluded by: (i) federal, state, tribal or local law; (ii) risk to safety of life or health; or (iii) private legal obligation or agreement. In addition, within six months of the effective date of the Reconsideration Order, which is the date of the federal register publication announcing Office of Management and Budget approval of the information collection requirements, the Company will be required to file a report with the FCC providing certain information with respect to compliance with the backup power requirements. In cases where the Company identifies assets that were designed with less than the required emergency backup power capacity and that is not precluded from compliance, the Company must comply with the backup power requirement or, within 12 months from the effective date of the rule, file with the FCC a certified emergency backup power compliance plan. That plan must certify that and describe how the Company will provide emergency backup power to 100 percent of the area covered by any non-compliant asset in the event of a commercial power failure. If the Company is required to comply with the Reconsideration Order the Company may be required to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses to comply with the Reconsideration Order and such costs could be material. The Company could be forced to also discontinue service from some sites or in some areas due to the new rules.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Patent Litigation
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, held by Leap. The complaint seeks both injunctive relief and monetary damages, including treble damages, for the Company’s alleged infringement by the Company’s wireless communication systems and associated services of the ‘497 patent. The Company answered the complaint, raised a number of affirmative defenses, and together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap, including Leap’s CEO.
     In its counterclaims, the Company claims that it does not infringe any valid or enforceable claim of the ‘497 Patent and the Company asserts claims for breach of contractual obligations, constructive trust, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information, and breach of a confidential relationship. The Company’s counterclaims seek monetary and exemplary damages, and injunctive relief. Certain of the Leap defendants, including its CEO, have answered the Company’s counterclaims, denying the Company’s allegations and asserting affirmative defenses to its counterclaims. On October 31, 2007, pursuant to a joint motion by the parties, the Court entered an order administratively closing the suit. On February 14, 2008, the Court entered an Order reopening the action. The Company plans to vigorously defend against Leap’s claims relating to the ‘497 Patent.
     On September 22, 2006, Royal Street Communications filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent is invalid and not being infringed upon by Royal Street Communications. Leap responded to Royal Street Communications’ complaint by filing a motion to dismiss Royal Street Communications’ complaint for lack of jurisdiction or, in the alternative, that the action be transferred to the United States District Court for the Eastern District of Texas, Marshall Division, where Leap has brought suit against the Company under the same patent. Royal Street Communications responded to this motion, but the Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division, where it remains pending. In February 2008, Leap answered the complaint and counterclaimed against Royal Street Communications, claiming that Royal Street Communications’ infringes the ‘497 Patent and seeking both injunctive relief and monetary damages, including treble damages, for Royal Street Communications’ alleged infringement by its wireless communication systems and associated services of the ‘497 patent.
     If Leap were successful in its claim for injunctive relief in either action, the Company could be enjoined from operating its business in the manner in which it currently operates, which could require the Company to expend additional capital to change certain technologies and operating practices, or could prevent it from offering some or all of our services using some or all of its existing systems. In addition, if Leap were successful in its claim for monetary damages, the Company could be forced to pay Leap substantial damages, including treble damages, for past infringement and/or ongoing royalties on a portion of its revenues, which could materially adversely impact its financial performance.
     The Company has also tendered Leap’s claims to the manufacturer of its network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Alcatel Lucent has declined to indemnify and defend the Company. The Company has filed a petition in state district court in Harrison County, Texas for a declaratory ruling that Alcatel Lucent is obligated to cooperate, indemnify, defend and hold the Company harmless from the Leap patent infringement action and for specific performance, for injunctive relief and for breach of contract. Alcatel Lucent has responded to the Company’s petition and requested that the Court dismiss, abate, stay and deny every claim in the Company’s petition asserted against Alcatel Lucent and order the Company to amend its petition. The Company has responded to Alcatel Lucent’s request. The parties have agreed to postpone the hearing on Alcatel Lucent’s request until after February 7, 2008. No hearing is currently scheduled for Alcatel Lucent’s request. The Company plans to vigorously prosecute its petition.
     On January 7, 2008, Freedom Wireless, Inc., or Freedom Wireless, filed suit against Verisign, Inc., the Company’s billing vendor, and the Company in the United States District Court for the Northern District of California, San Francisco Division, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System,” or collectively the Freedom Wireless Patents, held by Freedom Wireless. The complaint seeks both injunctive relief and monetary damages, including treble damages, for the Company’s alleged infringement of the Freedom Wireless Patents. The Company plans to vigorously defend against Freedom Wireless’ claims relating to the Freedom Wireless Patents. The Company has tendered this action to Verisign and Verisign has indicated that it is reviewing the Company’s indemnification request. Verisign also has indicated that it plans to leave the telecommunications service business and cease providing the Company with billing services at the end of the Company’s current contract. The Company can give no assurance that Verisign will defend the Company against this action or that Verisign may not cease providing the Company with billing services altogether.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
     If Freedom Wireless is successful in its claim for injunctive relief, the Company could be enjoined from operating its business in the manner it operates currently, which could require the Company to redesign its current billing or other systems, to expend additional capital to change certain of its technologies and operating practices, or could prevent the Company from offering certain of its services. In addition, if Freedom Wireless is successful in its claim for monetary damage, the Company could be forced to pay substantial damages, including treble damages, for past infringement and/or ongoing royalties on a portion of its revenues, which could materially adversely impact the Company’s financial performance. If Freedom Wireless prevails in its action, it could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company plans to vigorously defend against Freedom Wireless’ claims related to the Freedom Wireless Patents.
Litigation
     The Company is involved in various claims and other legal actions, including litigation regarding intellectual property claims, arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.
11.  Series D Cumulative Convertible Redeemable Participating Preferred Stock:
     In July 2000, MetroPCS, Inc. executed a Securities Purchase Agreement, which was subsequently amended (as amended, the “SPA”). Under the SPA, MetroPCS, Inc. issued shares of Series D Preferred Stock. In July 2004, each share of MetroPCS, Inc. Series D Preferred Stock was converted into a share of Series D Preferred Stock of MetroPCS. Dividends accrued at an annual rate of 6% of the liquidation value of $100 per share on the Series D Preferred Stock. Dividends of $6.5 million, $21.0 million and $21.0 million were accrued for the years ended December 31, 2007, 2006 and 2005, respectively, and were included in the Series D Preferred Stock balance.
     Each share of Series D Preferred Stock was to automatically convert into common stock upon (i) completion of a Qualified Public Offering (as defined in the SPA), (ii) MetroPCS’ common stock trading (or in the case of a merger or consolidation of MetroPCS with another company, other than a sale or change of control of MetroPCS, the shares received in such merger or consolidation having traded immediately prior to such merger and consolidation) on a national securities exchange for a period of 30 consecutive trading days above a price that implies a market valuation of the Series D Preferred Stock in excess of twice the initial purchase price of the Series D Preferred Stock, or (iii) the date specified by the holders of two-thirds of the outstanding Series D Preferred Stock. The Series D Preferred Stock and the accrued but unpaid dividends thereon were convertible into common stock at $3.13 per share of common stock, which per share amount is subject to adjustment in accordance with the terms of MetroPCS’ Second Amended and Restated Articles of Incorporation. On April 24, 2007, MetroPCS consummated the Offering and all outstanding shares of Series D Preferred Stock, including accrued but unpaid dividends, were converted into 144,857,320 shares of common stock.
12.  Series E Cumulative Convertible Redeemable Participating Preferred Stock:
     MetroPCS entered into a stock purchase agreement, dated as of August 30, 2005, under which MetroPCS issued 500,000 shares of Series E Preferred Stock for $50.0 million in cash. Total proceeds to MetroPCS were $46.7 million, net of transaction costs of approximately $3.3 million. The Series E Preferred Stock and the Series D Preferred Stock ranked equally with respect to dividends, conversion rights and liquidation preferences. Dividends on the Series E Preferred Stock accrued at an annual rate of 6% of the liquidation value of $100 per share. Dividends of $0.9 million, $3.0 million and $1.0 million were accrued for the years ended December 31, 2007, 2006 and 2005, respectively, and were included in the Series E Preferred Stock balance.
     Each share of Series E Preferred Stock was to be converted into common stock of MetroPCS upon (i) the completion of a Qualifying Public Offering, (as defined in the Second Amended and Restated Stockholders Agreement), (ii) the common stock trading (or, in the case of a merger or consolidation of MetroPCS with another company, other than as a sale or change of control of MetroPCS, the shares received in such merger or consolidation having traded immediately prior to such merger or consolidation) on a national securities exchange for a period of 30 consecutive trading days above a price implying a market valuation of the Series D Preferred Stock over twice the Series D Preferred Stock initial purchase price, or (iii) the date specified by the holders of two-thirds of the Series E Preferred Stock. The Series E Preferred Stock was convertible into common stock at $9.00 per share, which per share amount was subject to adjustment in accordance with the terms of the Second Amended and Restated

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Articles of Incorporation of MetroPCS. On April 24, 2007, MetroPCS consummated the Offering and all outstanding shares of Series E Preferred Stock, including accrued but unpaid dividends, were converted into 6,105,324 shares of common stock.
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
Common Stock Issued to Directors
     Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, pursuant to MetroPCS’ Non-Employee Director Remuneration Plan. As of December 31, 2007, the annual retainer provided under the Non-Employee Director Remuneration Plan may be paid in cash, common stock, or a combination of cash and common stock at the election of each director. During the years ended December 31, 2007 and 2006, non-employee members of the Board of Directors were issued 31,230 and 49,725 shares of common stock, respectively, as payment of their annual retainer.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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
     MetroPCS has two stock option plans (the “Option Plans”) under which it grants options to purchase common stock of MetroPCS: the Second Amended and Restated 1995 Stock Option Plan, as amended (“1995 Plan”), and the Amended and Restated 2004 Equity Incentive Compensation Plan, as amended (“2004 Plan”). The 1995 Plan was terminated in November 2005 and no further awards can be made under the 1995 Plan, but all options previously granted will remain valid in accordance with their original terms. As of December 31, 2007, the maximum number of shares reserved for the 2004 Plan was 40,500,000 shares. In February 2007, the 2004 Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 18,600,000 to a total of 40,500,000 shares. Vesting periods and terms for stock option grants are determined by the plan administrator, which is MetroPCS’ Board of Directors for the 1995 Plan and the Compensation Committee of the Board of Directors of MetroPCS for the 2004 Plan. No option granted under the 1995 Plan have a term in excess of fifteen years and no option granted under the 2004 Plan shall have a term in excess of ten years. Options granted during the years ended December 31, 2007, 2006 and 2005 have a vesting period of one to four years.
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
     The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected dividends	0.00%	0.00%	0.00%
Expected volatility	42.69%	35.04%	50.00%
Risk-free interest rate	4.54%	4.64%	4.24%
Expected lives in years	5.00	5.00	5.00
Weighted-average fair value of options:
Granted at below fair value	$—	$10.16	$—
Granted at fair value	$9.89	$3.75	$3.44
Weighted-average exercise price of options:
Granted at below fair value	$—	$1.49	$—
Granted at fair value	$22.41	$9.95	$7.13
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
     A summary of the status of the Company’s Option Plans as of December 31, 2007, 2006 and 2005, and changes during the periods then ended, is presented in the table below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	23,499,462	$6.91	14,502,210	$4.18	32,448,855	$0.92
Granted	8,476,998	$22.41	11,369,793	$9.65	5,838,534	$7.13
Exercised	(2,562,056)	$3.79	(1,148,328)	$2.39	(22,669,671)	$0.38
Forfeited	(1,770,610)	$10.81	(1,224,213)	$4.22	(1,115,508)	$4.04

Outstanding, end of year	27,643,794	$11.70	23,499,462	$6.91	14,502,210	$4.18

Options vested or expected to vest at year-end	25,395,877	$11.36	20,127,759	$6.55

Options exercisable at year-end	12,524,250	$5.86	10,750,692	$3.78	10,985,577	$3.23

Options vested at year-end	11,904,985	$5.82	8,940,615	$3.59	6,696,330	$1.87

     Options outstanding under the Option Plans as of December 31, 2007 have a total aggregate intrinsic value of approximately $248.8 million and a weighted average remaining contractual life of 7.85 years. Options outstanding under the Option Plans as of December 31, 2006 and 2005 have a weighted average remaining contractual life of 8.01 and 7.80 years, respectively. Options vested or expected to vest under the Option Plans as of December 31, 2007 have a total aggregate intrinsic value of approximately $235.7 million and a weighted average remaining contractual life of 7.76 years. Options exercisable under the Option Plans as of December 31, 2007 have a total aggregate intrinsic value of approximately $162.8 million and a weighted average remaining contractual life of 6.43 years.
     The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life	Price	Shares	Price
$0.08 - $4.97	4,625,193	4.36	$1.68	4,595,786	$1.66
$5.47 - $7.15	7,559,102	7.49	$6.91	4,822,050	$6.83
$7.54 - $8.67	854,814	8.41	$8.05	315,732	$8.04
$11.33 - $11.33	7,349,100	8.84	$11.33	2,040,000	$11.33
$15.10 - $17.23	647,600	9.87	$15.68	—	$0.00
$23.00 - $36.58	6,607,985	9.32	$24.71	131,417	$23.74
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
     During the year ended December 31, 2007, 2,562,056 options granted under the Option Plans were exercised for 2,562,056 shares of common stock. The intrinsic value of these options was approximately $47.7 million and total proceeds were approximately $9.7 million for the year ended December 31, 2007. During the year ended December 31, 2006, 1,148,328 options granted under the Option Plans were exercised for 1,148,328 shares of common stock. The intrinsic value of these options was approximately $9.0 million and total proceeds were approximately $2.7 million for the year ended December 31, 2006. During the year ended December 31, 2005, 22,669,671 options granted under the Option Plans were exercised for 22,669,671 shares of common stock. The

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
intrinsic value of these options was approximately $152.8 million and total proceeds were approximately $8.6 million for the year ended December 31, 2005.
     In October 2005, Madison Dearborn Capital Partners and TA Associates consummated a tender offer in which they purchased from existing stockholders shares of Series D Preferred Stock and common stock in MetroPCS. In connection with this transaction, 22,102,287 options granted under the Option Plans were exercised for 22,102,287 shares of common stock. MetroPCS received no proceeds from this transaction.
     The following table summarizes information about unvested stock option grants:

		Weighted
		Average
		Grant-Date
Stock Option Grants	Shares	Fair Value
Unvested balance, January 1, 2007	14,633,949	$3.60
Grants	8,476,998	$9.89
Vested shares	(5,677,364)	$3.76
Forfeitures	(1,694,774)	$4.76

Unvested balance, December 31, 2007	15,738,809	$6.99

     The Company determines fair value of stock option grants as the share price of the Company’s common stock at grant-date. The weighted average grant-date fair value of the stock option grants for the year ended December 31, 2007, 2006 and 2005 is $9.89, $3.98 and $2.93, respectively. The total fair value of stock options that vested during the year ended December 31, 2007 was $21.3 million.
     The Company has recorded $28.0 million, $14.5 million and $2.6 million of non-cash stock-based compensation expense in the years ended December 31, 2007, 2006 and 2005, respectively, and an income tax benefit of $11.0 million, $5.8 million and $1.0 million, respectively.
     As of December 31, 2007, there was approximately $99.2 million of unrecognized stock-based compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2.60 years. Such costs are scheduled to be recognized as follows: $34.9 million in 2008, $31.6 million in 2009, $24.8 million in 2010 and $7.9 million in 2011.
     During the year ended December 31, 2007, the following awards were granted under the Company’s Option Plans:

		Weighted	Weighted	Weighted
	Number of	Average	Average	Average
	Options	Exercise	Market Value	Intrinsic Value
Grants Made During the Quarter Ended	Granted	Price	per Share	per Share
March 31, 2007	1,008,300	$11.33	$11.33	$0.00
June 30, 2007	5,912,098	$23.78	$23.78	$0.00
September 30, 2007	906,000	$30.60	$30.60	$0.00
December 31, 2007	650,600	$15.68	$15.68	$0.00
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
     In December 2006, in recognition of efforts related to the Offering and to align executive ownership with the Company, the Company made a special stock option grant to its named executive officers and certain other eligible employees. The Company granted stock options to purchase an aggregate of 6,885,000 shares of the Company’s

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
common stock to its named executive officers and certain other officers and employees. The purpose of the grant was also to provide retention of employees following the Company’s initial public offering as well as to motivate employees to return value to the Company’s shareholders through future appreciation of the Company’s common stock price. The exercise price for the option grants was $11.33, which was the fair market value of the Company’s common stock on the date of the grant as determined by the Company’s board of directors. In determining the fair market value of the common stock, consideration was given to the recommendations of the Company’s finance and planning committee and of management based on certain data, including discounted cash flow analysis, comparable company analysis, and comparable transaction analysis, as well as contemporaneous valuation. The stock options granted to the named executive officers other than the Company’s CEO and senior vice president and chief technology officer generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The stock options granted to the Company’s CEO vest on a three-year vesting schedule with one-third vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The stock options granted to the Company’s senior vice president and chief technology officer vest over a two-year vesting schedule with one-half vesting on the first anniversary of the award and the remainder pro-rata on a monthly basis thereafter.
     In November 2006, the Company made an election to account for its APIC pool utilizing the short cut method provided under FSP FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payments.”
     Upon adoption of SFAS No. 123(R), the Company had 946,908 options that were subject to variable accounting under APB No. 25, and related interpretations. As the options were fully vested upon adoption of SFAS No. 123(R) and there have been no subsequent modifications, no incremental stock-based compensation expense has been recognized in 2006 and 2007. During the year ended December 31, 2005, $2.3 million of stock-based compensation expense was recognized related to these options. No options were exercised and 270,900 options related to these awards were forfeited at a weighted average exercise price of $1.57 during 2006.
15.  Employee Benefit Plan:
     The Company sponsors a savings plan under Section 401(k) of the Internal Revenue Code for the majority of its employees. The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. The Company does not match employee contributions but may make discretionary or profit-sharing contributions. The Company has made no contributions to the savings plan through December 31, 2007.
16.  Income Taxes:
     The provision for taxes on income consisted of the following (in thousands):

	2007	2006	2005
Current:
Federal	$257	$674	$(233)
State	4,317	3,702	2,603

	4,574	4,376	2,370

Deferred:
Federal	113,611	29,959	114,733
State	4,913	2,382	10,322

	118,524	32,341	125,055

Provision for income taxes	$123,098	$36,717	$127,425

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
     A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the consolidated statements of income and comprehensive income for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
U.S. federal income tax provision at statutory rate	$78,225	$31,683	$114,136
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax impact	6,423	2,386	10,865
Change in valuation allowance	35,717	(194)	52
Provision for tax uncertainties	1,976	2,557	2,274
Permanent items	371	218	98
Other	386	67	—

Provision for income taxes	$123,098	$36,717	$127,425

     Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The Company’s net deferred tax liability consisted of the following deferred tax assets and liabilities (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carry forward	$70,888	$83,787
Deferred revenue	12,384	9,407
Allowance for uncollectible accounts	1,223	1,214
Deferred rent	13,808	8,311
Deferred compensation	14,841	5,636
Asset retirement obligation	1,003	592
Partnership interest	—	7,130
Credit carry forwards	2,619	666
Other comprehensive income	8,897	—
Transaction taxes	2,087	—
Unrealized loss on investments	35,717	—
Other	7,782	2,015

Gross deferred tax assets	171,249	118,758
Valuation allowance	(35,717)	—

Total deferred tax assets, net	135,532	118,758
Deferred tax liabilities:
Depreciation	(240,564)	(188,484)
Deferred cost of handset sales	(13,226)	(10,251)
FCC licenses	(136,832)	(93,269)
Partnership interest	(22,658)	—
Other comprehensive income	—	(949)
Other	(7,460)	(2,187)

Deferred tax liabilities	(420,740)	(295,140)
Net deferred tax liability	$(285,208)	$(176,382)

     Deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Current deferred tax asset	$4,920	$815
Non-current deferred tax liability	(290,128)	(177,197)

Net deferred tax liability	$(285,208)	$(176,382)

     At December 31, 2007 the Company has approximately $235.7 million and $156.7 million of net operating loss carry forwards for federal and state income tax purposes, respectively. The Company’s net operating loss carry forwards for federal and state tax purposes were approximately $50.4 million and $28.4 million, respectively, greater than its net operating loss carry forwards for financial reporting purposes due to the Company’s inability to realize excess tax benefits under SFAS 123(R) until such benefits reduce income taxes payable. The federal net operating loss will begin to expire in 2023. The state net operating losses will begin to expire in 2013. At December 31, 2007 the Company has approximately $1.0 million and $0.1 million of alternative minimum tax credit carry

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
forwards for federal and state income tax purposes, respectively. These alternative minimum tax credits carry forward indefinitely.
     Financial statement deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that realization of the deferred tax assets is more likely than not based on the future reversal of existing temporary differences which give rise to the deferred tax liabilities, with the exception of the deferred tax asset related to the unrealized loss. During 2007, an impairment of investments was recorded for financial statement purposes resulting in an unrealized loss. Recognition of this unrealized loss for tax purposes would result in a capital loss. The Company has not generated capital gains within the carry back period and does not anticipate generating sufficient capital gains within the carry forward period to realize this deferred tax asset. Therefore, the Company has recorded a valuation allowance of $35.7 million as of December 31, 2007. There was no valuation allowance as of December 31, 2006.
Audits and Uncertain Tax Benefits
     The Company files income tax returns in the U.S. federal and certain state jurisdictions and is subject to examinations by the Internal Revenue Service (the “IRS”) and other taxing authorities. These audits can result in adjustments of taxes due or adjustments of the net operating losses which are available to offset future taxable income. The Company’s estimate of the potential outcome of any uncertain tax issue prior to audit is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. An unfavorable result under audit may reduce the amount of federal and state net operating losses the Company has available for carry forward to offset future taxable income, or may increase the amount of tax due for the period under audit, resulting in an increase to the effective rate in the year of resolution.
     The IRS commenced an audit of MetroPCS’ 2002 and 2003 federal income tax returns in March 2005. In October 2005, the IRS issued a 30 day letter which primarily related to depreciation expense claimed on the returns under audit. The Company filed an appeal of the auditor’s assessments in November 2005. The IRS appeals officer made the Company an offer to settle all issues in July 2006. The net result of the settlement offer created an increase to 2002 taxable income of $3.9 million and an increase to the 2003 net operating loss of $0.5 million. The increase to 2002 taxable income was offset by net operating loss carry back from 2003. The Company owed additional interest on the 2002 deferred taxes of approximately $0.1 million, but no additional tax or penalty. In addition, the IRS Joint Committee concluded its review of the audit and issued a closing letter dated September 5, 2006.
     A reconciliation of the beginning and ending amount of gross unrecognized tax benefits are as follows (in thousands):

Balance, January 1, 2007	$19,328
Increases for tax provisions taken during a prior period	—
Increases for tax provisions taken during the current period	—
Decreases relating to settlements	—
Decreases resulting from the expiration of the statute of limitations	—

Balance, December 31, 2007	$19,328

     The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $19.7 million and $18.1 million as of December 31, 2007 and January 1, 2007, respectively. The Company continues to recognize both interest and penalties (not included in the “unrecognized tax benefits” above) related to unrecognized tax benefits as a component of income tax expense. The Company recognized gross interest and penalties of $2.8 million during 2007, $3.4 million during 2006, and $3.4 million during 2005. Accrued gross interest and penalties were $15.8 million and $13.0 million as of December 31, 2007 and January 1, 2007, respectively. A state examination is currently ongoing and the Company believes it is reasonably possible that the amount of unrecognized tax benefits could significantly decrease within the next 12 month period. The Company does not anticipate that a proposed adjustment would result in a material change to the Company’s financial position. The gross unrecognized tax benefits could change due to settlement with this state in an amount up to $2.7 million. We remain subject to examination for U.S. federal tax purposes and state tax purposes from the 2003 tax year and from the 2002 tax year, respectively.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Texas Margin Tax
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (“H.B. No. 3”) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Because the tax base on the Texas margin tax is derived from an income-based measure, the Company believes the margin tax is an income tax and, therefore, the provisions of SFAS No. 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS No. 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of H.B. No. 3 is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes May 18, 2006. The Company has recorded a deferred tax liability of $0.1 million as of December 31, 2007 and December 31, 2006 relating to H.B. No. 3. H.B. No. 3 also created provisions allowing for future credits against the margin tax. The Company has recorded a deferred tax asset of $1.5 million as of December 31, 2007 relating to this future credit.
Michigan Business Tax
          On July 12, 2007, the Michigan Governor signed into law a new Michigan Business Tax (“MBT Act”) which restructures the state business tax by replacing the Michigan Single Business Tax with a new two-part tax on business income and modified gross receipts, collectively referred to as the (“BIT/GRT tax”). On September 30, 2007, the Michigan Governor signed into law a BIT/GRT tax future deduction which is intended to offset the increased deferred tax liability and expense associated with the MBT Act. Because the main provision of the BIT/GRT tax imposes a two-part tax on business income and modified gross receipts, the Company believes the BIT/GRT tax and related future deduction should be accounted for under the provisions of SFAS No. 109 regarding the recognition of deferred taxes. In accordance with SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of the MBT Act is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes July 12 and September 30, 2007. The Company has recorded a deferred tax liability and offsetting asset of $4.4 million as of December 31, 2007 relating to the MBT Act and future deduction.
17.  Net Income Per Common Share:
     The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	2007	2006	2005
Basic EPS — Two Class Method:
Net income	$100,403	$53,806	$198,677
Accrued dividends and accretion:
Series D Preferred Stock	(6,647)	(21,479)	(21,479)
Series E Preferred Stock	(1,035)	(3,339)	(1,133)

Net income applicable to common stock	$92,721	$28,988	$176,065
Amount allocable to common shareholders	88.8%	57.1%	54.4%

Rights to undistributed earnings	$82,330	$16,539	$95,722

Weighted average shares outstanding — basic	287,692,280	155,820,381	135,352,396

Net income per common share — basic	$0.29	$0.11	$0.71

Diluted EPS:
Rights to undistributed earnings	$82,330	$16,539	$95,722

Weighted average shares outstanding — basic	287,692,280	155,820,381	135,352,396
Effect of dilutive securities:
Warrants	—	147,257	2,689,377
Stock options	8,645,444	3,728,970	15,568,816

Weighted average shares outstanding — diluted	296,337,724	159,696,608	153,610,589

Net income per common share — diluted	$0.28	$0.10	$0.62

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
     Net income per common share is computed in accordance with EITF 03-6. Under EITF 03-6, the preferred stock is considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock is included in the computation of basic and diluted net income per common share using the two-class method, except during periods of net losses. Preferred stock was included in the computation of income per common share through April 24, 2007, the date of conversion to common stock as a result of the Offering. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
     For the years ended December 31, 2007, 2006 and 2005, 4.4 million, 7.4 million and 2.0 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the years ended December 31, 2007, 2006 and 2005, 44.2 million, 136.1 million and 129.4 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the years ended December 31, 2007, 2006 and 2005, 1.9 million, 5.7 million and 1.9 million of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
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
     As of December 31, 2007, the Company had twelve operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Philadelphia, San Francisco, Sacramento and Tampa/Sarasota/Orlando. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, international long distance and text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail and other value-added services.
     The Company aggregates its operating segments into two reportable segments: Core Markets and Expansion Markets.
•	Core Markets, which include Atlanta, Miami, San Francisco, and Sacramento, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•	Expansion Markets, which include Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, New York, Philadelphia and Tampa/Sarasota/Orlando, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
     All intercompany transactions between reportable segments have been eliminated in the presentation of operating segment data.
     Interest expense, interest income, gain/loss on extinguishment of debt and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes.

	Core	Expansion
Year Ended December 31, 2007	Markets	Markets	Other	Total
Service revenues	$1,414,917	$504,280	$—	$1,919,197
Equipment revenues	220,364	96,173	—	316,537
Total revenues	1,635,281	600,453	—	2,235,734
Cost of service(1)	439,162	208,348	—	647,510
Cost of equipment	385,100	212,133	—	597,233
Selling, general and administrative expenses(2)	167,542	184,478	—	352,020
Adjusted EBITDA(3)	654,112	12,883	—
Depreciation and amortization	117,344	53,851	7,007	178,202
Stock-based compensation expense	10,635	17,389	—	28,024
Income (loss) from operations	529,194	(58,818)	(10,262)	460,114
Interest expense	—	—	201,746	201,746
Accretion of put option in majority-owned subsidiary	—	—	1,003	1,003
Interest and other income	—	—	(63,936)	(63,936)
Impairment loss on investment securities	—	—	97,800	97,800
Income (loss) before provision for income taxes	529,194	(58,818)	(246,875)	223,501
Capital expenditures	220,490	436,567	110,652	767,709
Total assets	1,064,384	2,883,832	1,857,914	5,806,130

	Core	Expansion
Year Ended December 31, 2006	Markets	Markets	Other	Total
Service revenues	$1,138,019	$152,928	$—	$1,290,947
Equipment revenues	208,333	47,583	—	255,916
Total revenues	1,346,352	200,511	—	1,546,863
Cost of service(1)	338,923	106,358	—	445,281
Cost of equipment	364,281	112,596	—	476,877
Selling, general and administrative expenses(2)	158,100	85,518	—	243,618
Adjusted EBITDA (deficit)(3)	492,773	(97,214)	—
Depreciation and amortization	109,626	21,941	3,461	135,028
Stock-based compensation expense	7,725	6,747	—	14,472
Income (loss) from operations	367,109	(126,387)	(3,469)	237,253
Interest expense	—	—	115,985	115,985
Accretion of put option in majority-owned subsidiary	—	—	770	770
Interest and other income	—	—	(21,543)	(21,543)
Loss on extinguishment of debt	—	—	51,518	51,518
Income (loss) before provision for income taxes	367,109	(126,387)	(150,199)	90,523
Capital expenditures	217,215	314,308	19,226	550,749
Total assets(4)	945,699	1,064,243	2,143,180	4,153,122

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	Core	Expansion
Year Ended December 31, 2005	Markets	Markets	Other	Total
Service revenues	$868,681	$3,419	$—	$872,100
Equipment revenues	163,738	2,590	—	166,328
Total revenues	1,032,419	6,009	—	1,038,428
Cost of service	271,437	11,775	—	283,212
Cost of equipment	293,702	7,169	—	300,871
Selling, general and administrative expenses(2)	153,321	9,155	—	162,476
Adjusted EBITDA (deficit)(3)	316,555	(22,090)	—
Depreciation and amortization	84,436	2,030	1,429	87,895
Stock-based compensation expense	2,596	—	—	2,596
Income (loss) from operations	219,777	(24,370)	226,770	422,177
Interest expense	—	—	58,033	58,033
Accretion of put option in majority-owned subsidiary	—	—	252	252
Interest and other income	—	—	(8,658)	(8,658)
Loss on extinguishment of debt	—	—	46,448	46,448
Income (loss) before provision for income taxes	219,777	(24,370)	130,695	326,102
Capital expenditures	171,783	90,871	3,845	266,499
Total assets	701,675	378,671	1,078,635	2,158,981

(1)	Cost of service for the years ended December 31, 2007 and 2006 includes $1.8 million and $1.3 million, respectively, of stock-based compensation expense disclosed separately.

(2)	Selling, general and administrative expenses include stock-based compensation expense disclosed separately. For the years ended December 31, 2007, 2006 and 2005, selling, general and administrative expenses include $26.2 million, $13.2 million and $2.6 million, respectively, of stock-based compensation expense.

(3)	Adjusted EBITDA (deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of each segments’ ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

(4)	Total assets as of December 31, 2006 include the Auction 66 AWS licenses that the Company was granted on November 29, 2006 for a total aggregate purchase price of approximately $1.4 billion. These AWS licenses are presented in the “Other” column as the Company had not allocated the Auction 66 licenses to its reportable segments as of December 31, 2006. As of December 31, 2007, the Auction 66 AWS licenses are included in Expansion Markets total assets.
     The following table reconciles segment Adjusted EBITDA (Deficit) for the years ended December 31, 2007, 2006 and 2005 to consolidated income before provision for income taxes:

	2007	2006	2005
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$654,112	$492,773	$316,555
Expansion Markets Adjusted EBITDA (Deficit)	12,883	(97,214)	(22,090)

Total	666,995	395,559	294,465
Depreciation and amortization	(178,202)	(135,028)	(87,895)
(Loss) gain on disposal of assets	(655)	(8,806)	218,203
Non-cash compensation expense	(28,024)	(14,472)	(2,596)
Interest expense	(201,746)	(115,985)	(58,033)
Accretion of put option in majority-owned subsidiary	(1,003)	(770)	(252)
Interest and other income	63,936	21,543	8,658
Impairment loss on investment securities	(97,800)	—	—
Loss on extinguishment of debt	—	(51,518)	(46,448)

Consolidated income before provision for income taxes	$223,501	$90,523	$326,102

19.  Guarantor Subsidiaries:
     In connection with Wireless’ sale of the 9¼% Senior Notes and the entry into the Senior Secured Credit Facility, MetroPCS and all of MetroPCS’ subsidiaries, other than Wireless and Royal Street (the “guarantor subsidiaries”), provided guarantees on the 9¼% Senior Notes and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility and the indenture relating to the 9¼% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility and the indenture relating to the 9¼% Senior Notes. Royal Street (the “non-guarantor subsidiaries”) is not a guarantor of the 9¼% Senior Notes or the Senior Secured Credit Facility.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

     The following information presents condensed consolidating balance sheets as of December 31, 2007 and 2006, condensed consolidating statements of income for the years ended December 31, 2007, 2006 and 2005, and condensed consolidating statements of cash flows for the years ended December 31, 2007, 2006 and 2005 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries (Royal Street). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Consolidated Balance Sheet
As of December 31, 2007

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$801,472	$633,277	$444	$35,015	$—	$1,470,208
Inventories, net	—	101,904	7,235	—	—	109,139
Accounts receivable, net	—	31,790	—	19	—	31,809
Prepaid charges	—	10,485	46,105	3,879	—	60,469
Deferred charges	—	34,635	—	—	—	34,635
Deferred tax asset	—	4,920	—	—	—	4,920
Current receivable from subsidiaries	—	154,758	—	—	(154,758)	—
Other current assets	2,369	3,024	16,129	182	—	21,704

Total current assets	803,841	974,793	69,913	39,095	(154,758)	1,732,884
Property and equipment, net	—	44,636	1,546,647	300,128	—	1,891,411
Long-term investments	36,050	—	—	—	—	36,050
Investment in subsidiaries	471,392	1,362,710	—	—	(1,834,102)	—
FCC licenses	—	—	1,779,296	293,599	—	2,072,895
Microwave relocation costs	—	—	10,105	—	—	10,105
Long-term receivable from subsidiaries	—	618,191	—	—	(618,191)	—
Other assets	—	42,524	6,442	13,819	—	62,785

Total assets	$1,311,283	$3,042,854	$3,412,403	$646,641	$(2,607,051)	$5,806,130

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$77	$154,205	$244,913	$40,254	$—	$439,449
Current maturities of long-term debt	—	16,000	—	154,758	(154,758)	16,000
Deferred revenue	—	24,369	96,112	—	—	120,481
Advances to subsidiaries	(537,540)	(949,296)	1,486,836	—	—	—
Other current liabilities	—	124	4,211	225	—	4,560

Total current liabilities	(537,463)	(754,598)	1,832,072	195,237	(154,758)	580,490
Long-term debt	—	2,986,177	—	—	—	2,986,177
Long-term note to parent	—	—	—	618,191	(618,191)	—
Deferred tax liabilities	—	290,128	—	—	—	290,128
Deferred rents	—	—	32,939	2,840	—	35,779
Redeemable minority interest	—	5,032	—	—	—	5,032
Other long-term liabilities	—	44,723	11,637	3,418	—	59,778

Total liabilities	(537,463)	2,571,462	1,876,648	819,686	(772,949)	3,957,384
COMMITMENTS AND CONTINGENCIES (See Note 10)
SERIES D PREFERRED STOCK	—	—	—	—	—	—
SERIES E PREFERRED STOCK	—	—	—	—	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,524,769	—	—	20,000	(20,000)	1,524,769
Retained earnings (deficit)	338,411	485,871	1,535,755	(193,045)	(1,828,581)	338,411
Accumulated other comprehensive loss	(14,469)	(14,479)	—	—	14,479	(14,469)

Total stockholders’ equity	1,848,746	471,392	1,535,755	(173,045)	(1,834,102)	1,848,746

Total liabilities and stockholders’ equity	$1,311,283	$3,042,854	$3,412,403	$646,641	$2,607,051	$5,806,130

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Consolidated Balance Sheet
As of December 31, 2006

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$15,714	$99,301	$257	$46,226	$—	$161,498
Short-term investments	45,365	345,286	—	—	—	390,651
Restricted short-term investments	—	556	—	51	—	607
Inventories, net	—	81,339	11,576	—	—	92,915
Accounts receivable, net	—	29,348	—	1,005	(2,213)	28,140
Prepaid charges	—	8,107	23,865	1,137	—	33,109
Deferred charges	—	26,509	—	—	—	26,509
Deferred tax asset	—	815	—	—	—	815
Current receivable from subsidiaries	—	4,734	—	—	(4,734)	—
Other current assets	97	9,478	15,354	120	(766)	24,283

Total current assets	61,176	605,473	51,052	48,539	(7,713)	758,527
Property and equipment, net	—	14,077	1,158,442	83,643	—	1,256,162
Long-term investments	—	1,865	—	—	—	1,865
Investment in subsidiaries	320,783	939,009	—	—	(1,259,792)	—
FCC licenses	1,391,410	—	387,876	293,599	—	2,072,885
Microwave relocation costs	—	—	9,187	—	—	9,187
Long-term receivable from subsidiaries	—	456,070	—	—	(456,070)	—
Other assets	399	51,477	4,078	5,810	(7,268)	54,496

Total assets	$1,773,768	$2,067,971	$1,610,635	$431,591	$(1,730,843)	$4,153,122

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$401	$138,953	$161,663	$29,614	$(4,950)	$325,681
Current maturities of long-term debt	—	16,000	—	4,734	(4,734)	16,000
Deferred revenue	—	19,030	71,471	—	—	90,501
Advances to subsidiaries	865,612	(1,207,821)	341,950	—	259	—
Other current liabilities	—	31	3,416	757	(757)	3,447

Total current liabilities	866,013	(1,033,807)	578,500	35,105	(10,182)	435,629
Long-term debt	—	2,580,000	—	4,540	(4,540)	2,580,000
Long-term note to parent	—	—	—	456,070	(456,070)	—
Deferred tax liabilities	7	177,190	—	—	—	177,197
Deferred rents	—	—	21,784	419	—	22,203
Redeemable minority interest	—	4,029	—	—	—	4,029
Other long-term liabilities	—	19,517	6,285	514	—	26,316

Total liabilities	866,020	1,746,929	606,569	496,648	(470,792)	3,245,374
COMMITMENTS AND CONTINGENCIES (See Note 10) SERIES D PREFERRED STOCK	443,368	—	—	—	—	443,368
SERIES E PREFERRED STOCK	51,135	—	—	—	—	51,135
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	16	—	—	—	—	16
Additional paid-in capital	166,315	—	—	20,000	(20,000)	166,315
Retained earnings (deficit)	245,690	319,863	1,004,066	(85,057)	(1,238,872)	245,690
Accumulated other comprehensive income	1,224	1,179	—	—	(1,179)	1,224

Total stockholders’ equity	413,245	321,042	1,004,066	(65,057)	(1,260,051)	413,245

Total liabilities and stockholders’ equity	$1,773,768	$2,067,971	$1,610,635	$431,591	$(1,730,843)	$4,153,122

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Consolidated Statement of Income
Year Ended December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
REVENUES:
Service revenues	$—	$3,219	$1,919,067	$24,508	$(27,597)	$1,919,197
Equipment revenues	—	10,675	305,862	—	—	316,537

Total revenues	—	13,894	2,224,929	24,508	(27,597)	2,235,734
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	620,032	55,075	(27,597)	647,510
Cost of equipment	—	10,226	587,007	—	—	597,233
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	449	332,691	18,880	—	352,020
Depreciation and amortization	—	55	169,452	8,695	—	178,202
Loss on disposal of assets	—	—	655	—	—	655

Total operating expenses	—	10,730	1,709,837	82,650	(27,597)	1,775,620

Income from operations	—	3,164	515,092	(58,142)	—	460,114
OTHER EXPENSE (INCOME):
Interest expense	—	234,711	(16,639)	52,506	(68,832)	201,746
Earnings from consolidated subsidiaries	(166,009)	(423,701)	—	—	589,710	—
Accretion of put option in majority-owned subsidiary	—	1,003	—	—	—	1,003
Interest and other income	(32,194)	(97,956)	(28)	(2,590)	68,832	(63,936)
Impairment loss on investment securities	97,800	—	—	—	—	97,800

Total other expense	(100,403)	(285,943)	(16,667)	49,916	589,710	236,613
Income before provision for income taxes	100,403	289,107	531,759	(108,058)	(589,710)	223,501
Provision for income taxes	—	(123,098)	—	—	—	(123,098)

Net income (loss)	$100,403	$166,009	$531,759	$(108,058)	$(589,710)	$100,403

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Consolidated Statement of Income
Year Ended December 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
REVENUES:
Service revenues	$—	$695	$1,290,945	$1,005	$(1,698)	$1,290,947
Equipment revenues	—	11,900	244,016	—	—	255,916

Total revenues	—	12,595	1,534,961	1,005	(1,698)	1,546,863
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	434,987	11,992	(1,698)	445,281
Cost of equipment	—	11,538	465,339	—	—	476,877
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	362	227,723	15,533	—	243,618
Depreciation and amortization	—	—	134,708	320	—	135,028
Loss on disposal of assets	—	—	8,806	—	—	8,806

Total operating expenses	—	11,900	1,271,563	27,845	(1,698)	1,309,610

Income from operations	—	695	263,398	(26,480)	—	237,253
OTHER EXPENSE (INCOME):
Interest expense	17,161	115,575	(7,370)	30,956	(40,337)	115,985
Earnings from consolidated subsidiaries	(77,506)	(214,795)	—	—	292,301	—
Accretion of put option in majority-owned subsidiary	—	770	—	—	—	770
Interest and other income	(2,807)	(57,493)	(699)	(882)	40,338	(21,543)
Loss (gain) on extinguishment of debt	9,345	42,415	(242)	—	—	51,518

Total other expense	(53,807)	(113,528)	(8,311)	30,074	292,302	146,730
Income before provision for income taxes	53,807	114,223	271,709	(56,914)	(292,302)	90,523
Provision for income taxes	—	(36,717)	—	—	—	(36,717)

Net income (loss)	$53,807	$77,506	$271,709	$(56,914)	$(292,302)	$53,806

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Consolidated Statement of Cash Flows
Year Ended December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$100,403	$166,009	$531,759	$(108,058)	$(589,710)	$100,403
Adjustments to reconcile net income (loss) to net cash provided by (used in) activities:
Depreciation and amortization	—	55	169,452	8,695	—	178,202
Provision for uncollectible accounts receivable	—	129	—	—	—	129
Deferred rent expense	—	—	11,324	2,421	—	13,745
Cost of abandoned cell sites	—	—	1,920	4,784	—	6,704
Non-cash interest expense	—	3,266	—	47,915	(47,922)	3,259
Loss on disposal of assets	—	—	655	—	—	655
Impairment loss on investment securities	97,800	—	—	—	—	97,800
Gain on sale of investments	(6,586)	(3,920)	—	—	—	(10,506)
Accretion of asset retirement obligation	—	—	1,111	328	—	1,439
Accretion of put option in majority-owned subsidiary	—	1,003	—	—	—	1,003
Deferred income taxes	—	118,524	—	—	—	118,524
Stock-based compensation expense	—	—	28,024	—	—	28,024
Changes in assets and liabilities	(177,591)	(402,354)	(185,593)	(1,040)	816,503	49,925

Net cash provided by (used in) operating activities	14,026	(117,288)	558,652	(44,955)	178,871	589,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(84,514)	(543,962)	(122,907)	(16,326)	(767,709)
Change in prepaid purchases of property and equipment	—	(2,391)	(17,601)	—	—	(19,992)
Proceeds from sale of property and equipment	—	—	3,759	—	—	3,759
Purchase of investments	(2,037,803)	(1,320,624)	—	—	—	(3,358,427)
Proceeds from sale of investments	1,981,563	1,644,085	—	—	—	3,625,648
Change in restricted cash and investments	—	556	—	(262)	—	294
Microwave relocation costs	—	—	(661)	—	—	(661)

Net cash (used in) provided by investing activities	(56,240)	237,112	(558,465)	(123,169)	(16,326)	(517,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	9,743	—	(5,632)	—	4,111
Proceeds from 9 1/4% Senior Notes	—	423,500	—	—	—	423,500
Proceeds from initial public offering	862,500	—	—	—	—	862,500
Proceeds from long-term note to parent	—	—	—	196,000	(196,000)	—
Cost of raising capital	(44,234)	—	—	—	—	(44,234)
Debt issuance costs	—	(3,091)	—	—	—	(3,091)
Payments on capital lease obligations	—	—	—	(931)	931	—
Repayment of debt	—	(16,000)	—	(32,524)	32,524	(16,000)
Proceeds from exercise of stock options	9,706	—	—	—	—	9,706

Net cash provided by financing activities	827,972	414,152	—	156,913	(162,545)	1,236,492

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	785,758	533,976	187	(11,211)	—	1,308,710
CASH AND CASH EQUIVALENTS, beginning of year	15,714	99,301	257	46,226	—	161,498

CASH AND CASH EQUIVALENTS, end of year	$801,472	$633,277	$444	$35,015	$—	$1,470,208

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Consolidated Statement of Cash Flows
Year Ended December 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,807	$77,504	$271,709	$(56,914)	$(292,300)	$53,806
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	134,708	320	—	135,028
Provision for uncollectible accounts receivable	—	31	—	—	—	31
Deferred rent expense	—	—	7,045	419	—	7,464
Cost of abandoned cell sites	—	—	1,421	2,362	—	3,783
Non-cash interest expense	4,810	1,681	473	40,129	(40,129)	6,964
Loss on disposal of assets	—	—	8,806	—	—	8,806
Loss (gain) on extinguishment of debt	9,345	42,415	(242)	—	—	51,518
Gain on sale of investments	(815)	(1,570)	—	—	—	(2,385)
Accretion of asset retirement obligation	—	—	706	63	—	769
Accretion of put option in majority-owned subsidiary	—	770	—	—	—	770
Deferred income taxes	(613)	32,954	—	—	—	32,341
Stock-based compensation expense	—	—	14,472	—	—	14,472
Changes in assets and liabilities	1,334,686	(1,758,916)	29,988	13,162	432,474	51,394

Net cash provided by (used in) operating activities	1,401,220	(1,605,131)	469,086	(459)	100,045	364,761
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(19,326)	(472,020)	(59,403)	—	(550,749)
Change in prepaid purchases of property and equipment	—	(7,826)	2,564	—	—	(5,262)
Proceeds from sale of property and equipment	—	—	3,021	—	—	3,021
Purchase of investments	(326,517)	(943,402)	—	—	—	(1,269,919)
Proceeds from sale of investments	333,159	939,265	—	—	—	1,272,424
Change in restricted cash and investments	—	2,448	9	(51)	—	2,406
Purchases of and deposits for FCC licenses	(1,391,410)	—	(176)	—	—	(1,391,586)

Net cash used in investing activities	(1,384,768)	(28,841)	(466,602)	(59,454)	—	(1,939,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	11,368	—	—	—	11,368
Proceeds from bridge credit agreements	1,500,000	—	—	—	—	1,500,000
Proceeds from Senior Secured Credit Facility	—	1,600,000	—	—	—	1,600,000
Proceeds from 9 1/4% Senior Notes	—	1,000,000	—	—	—	1,000,000
Proceeds from minority interest in subsidiary	—	2,000	—	—	—	2,000
Proceeds from long-term note to parent	—	—	—	100,045	(100,045)	—
Debt issuance costs	(14,106)	(44,683)	—	—	—	(58,789)
Repayment of debt	(1,500,000)	(935,539)	(2,446)	—	—	(2,437,985)
Proceeds from termination of cash flow hedging derivative	—	4,355	—	—	—	4,355
Proceeds from exercise of stock options and warrants	2,744	—	—	—	—	2,744

Net cash (used in) provided by financing activities	(11,362)	1,637,501	(2,446)	100,045	(100,045)	1,623,693

INCREASE IN CASH AND CASH EQUIVALENTS	5,090	3,529	38	40,132	—	48,789
CASH AND CASH EQUIVALENTS, beginning of year	10,624	95,772	219	6,094	—	112,709

CASH AND CASH EQUIVALENTS, end of year	$15,714	$99,301	$257	$46,226	$—	$161,498

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Consolidated Statement of Cash Flows
Year Ended December 31, 2005

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$198,928	$198,587	$423,986	$(27,925)	$(594,899)	$198,677
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	120	87,775	—	—	87,895
Provision for uncollectible accounts receivable	—	129	—	—	—	129
Deferred rent expense	—	(72)	4,479	—	—	4,407
Cost of abandoned cell sites	—	—	725	—	—	725
Non-cash interest expense	—	3,695	590	26,997	(26,997)	4,285
Gain on disposal of assets	—	—	(218,203)	—	—	(218,203)
Loss on extinguishment of debt	—	44,589	1,859	—	—	46,448
Gain on sale of investments	(154)	(36)	—	—	—	(190)
Accretion of asset retirement obligation	—	1	422	—	—	423
Accretion of put option in majority-owned subsidiary	—	—	—	—	252	252
Deferred income taxes	52,882	72,173	—	—	—	125,055
Stock-based compensation expense	—	—	2,596	—	—	2,596
Changes in assets and liabilities	(272,868)	(608,004)	13,857	862	896,870	30,717

Net cash (used in) provided by operating activities	(21,212)	(288,818)	318,086	(66)	275,226	283,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(266,033)	(466)	—	(266,499)
Change in prepaid purchases of property and equipment	—	—	(11,800)	—	—	(11,800)
Proceeds from sale of property and equipment	—	—	146	—	—	146
Purchase of investments	(54,262)	(685,220)	—	—	—	(739,482)
Proceeds from sale of investments	30,225	356,219	—	—	—	386,444
Change in restricted cash and investments	—	(121)	14	—	—	(107)
Purchases of FCC licenses	—	—	(235,330)	(268,600)	—	(503,930)
Proceeds from sale of FCC licenses	—	—	230,000	—	—	230,000

Net cash used in investing activities	(24,037)	(329,122)	(283,003)	(269,066)	—	(905,228)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(565)	—	—	—	(565)
Payment upon execution of cash flow hedging derivative	—	(1,899)	—	—	—	(1,899)
Proceeds from credit agreements	—	902,875	—	—	—	902,875
Proceeds from Bridge Credit Agreements	—	540,000	—	—	—	540,000
Proceeds from long-term note to parent	—	—	—	275,226	(275,226)	—
Debt issuance costs	—	(29,480)	—	—	—	(29,480)
Repayment of debt	—	(719,671)	(34,991)	—	—	(754,662)
Proceeds from repayment of subscriptions receivable	—	103	—	—	—	103
Proceeds from issuance of preferred stock, net of issuance costs	46,662	—	—	—	—	46,662
Proceeds from exercise of stock options and warrants	9,210	—	—	—	—	9,210

Net cash provided by (used in) financing activities	55,872	691,363	(34,991)	275,226	(275,226)	712,244

INCREASE IN CASH AND CASH EQUIVALENTS	10,623	73,423	92	6,094	—	90,232
CASH AND CASH EQUIVALENTS, beginning of year	1	22,349	127	—	—	22,477

CASH AND CASH EQUIVALENTS, end of year	$10,624	$95,772	$219	$6,094	$—	$112,709

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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

	Year Ended December 31,
	2007	2006	2005
Fees received by the Company as compensation for providing billing and collection services	$5.7	$2.7	$2.2
Handsets sold to the related party	10.8	12.7	13.2

	2007	2006
Liability for fees collected from customers	$3.3	$3.0
Receivables from the related party which were included in:
Accounts receivable	0.7	0.8
Other current assets	—	0.1
     One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own an interest in a company that provides cell site leases to the Company. During the twelve months ended December 31, 2007, 2006 and 2005, the Company recorded rent expense of approximately $0.3 million, $0.2 million and $0.1 million, respectively, for cell site leases. As of December 31, 2007 and 2006, the Company owed approximately $0.1 million and $0.1 million, respectively, to this related party for deferred rent liability related to these cell site leases that is included in deferred rents on the accompanying consolidated balance sheets.
     The Company paid approximately $0.1 million, $0.1 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, to a law firm for professional services, a partner of which is related to a Company executive officer.
21.  Supplemental Cash Flow Information:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash paid for interest	$194,921	$86,380	$41,360
Cash paid for income taxes	423	3,375	—
Non-cash investing and financing activities:
     The Company accrued dividends of $6.5 million, $21.0 million and $21.0 million related to the Series D Preferred Stock for the years ended December 31, 2007, 2006 and 2005, respectively.
     The Company accrued dividends of $0.9 million, $3.0 million and $1.0 million related to the Series E Preferred Stock for the years ended December 31, 2007, 2006 and 2005.
     Net changes in the Company’s accrued purchases of property, plant and equipment were $42.5 million, $28.5 million and $25.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.
     On April 24, 2007, concurrent with the closing of the Offering, all outstanding shares of preferred stock, including accrued but unpaid dividends, were converted into 150,962,644 shares of common stock.
     See Note 2 for the non-cash increase in the Company’s asset retirement obligations.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
22.  Fair Value of Financial Instruments:
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Long-Term Debt
     The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.
     The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facility	$1,580,000	$1,607,734	$1,596,000	$1,597,219
9 1/4% Senior Notes	1,400,000	1,314,250	1,000,000	1,032,500
Cash flow hedging derivatives	(23,502)	(23,502)	1,865	1,865
Short-term investments	—	—	390,651	390,651
Long-term investments	36,050	36,050	390,651	390,651
23.  Quarterly Financial Data (Unaudited):
     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations for the interim periods. Summarized data for each interim period for the years ended December 31, 2007 and 2006 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Total revenues	$536,686	$551,176	$556,738	$591,134
Income from operations	102,676	132,062	133,138	92,238
Net income (loss)(1)	36,352	58,094	53,108	(47,150)
Net income (loss) per common share — basic	$0.11	$0.17	$0.15	$(0.14)
Net income (loss) per common share — diluted	$0.11	$0.17	$0.15	$(0.14)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Total revenues	$329,461	$368,194	$396,116	$453,092
Income from operations	46,999	54,099	69,394	66,761
Net income (loss)(2)	18,369	22,989	29,266	(16,818)
Net income (loss) per common share — basic	$0.04	$0.06	$0.08	$(0.15)
Net income (loss) per common share — diluted	$0.04	$0.06	$0.08	$(0.15)

(1)	During the three months ended September 30, 2007 and December 31, 2007, the Company recognized an impairment loss on investment securities in the amount of approximately $ 15.0 million and $82.8 million, respectively.

(2)	During the three months ended December 31, 2006, the Company repaid all of its outstanding obligations under the credit agreements, the secured bridge credit facility and the unsecured bridge credit facility resulting in a loss on extinguishment of debt in the amount of approximately $51.8 million.

EXHIBIT INDEX

Exhibit No.		Description
2.1	(a)
Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

2.1	(b)
Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

3.1
Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.2
Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.3
Amendment No. 1 to Third Amended and Restated Bylaws of MetroPCS Communications (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 28, 2007, and incorporated by reference herein).

4.1
Form of Certificate of MetroPCS Communications, Inc. Common Stock (Filed as Exhibit 4.1 to Amendment No. 4 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 3, 2007, and incorporated by reference herein).

4.2
Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on March 30, 2007, and incorporated by reference herein).

10.1	(a)
Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.1	(b)
Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.1	(c)
First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.1	(d)
Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.2
Registration Rights Agreement, effective as of April 24, 2007, by and among MetroPCS Communications, Inc. and the stockholders listed therein. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 11, 2007, and incorporated by reference herein).

10.3
Form of Officer and Director Indemnification Agreement (Filed as Exhibit 10.4 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.4	(a)
General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.4	(b)
Amendment No. 1 to the General Purchase Agreement, effective as of September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(b) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.4	(c)
Amendment No. 2 to the General Purchase Agreement, effective as of November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(c) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

Exhibit No.		Description
10.4	(d)*†	Amendment No. 3 to the General Purchase Agreement, effective as of December 3, 2007, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc.

10.5
Amended and Restated Services Agreement, executed on December 15, 2005 as of November 24, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.6 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.6
Second Amended and Restated Credit Agreement, executed on December 15, 2005 as of December 22, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.7 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.7
Amended and Restated Pledge Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.8 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.8
Amended and Restated Security Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.9 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.9
Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, executed on December 15, 2005 as of November 24, 2004, by and between C9 Wireless, LLC, GWI PCS1, Inc., and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.10 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.10
Master Equipment and Facilities Lease Agreement, executed as of May 17, 2006, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.11 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.11
Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner (Filed as Exhibit 10.12 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.12
Purchase Agreement, dated October 26, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.13 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.13
Registration Rights Agreement, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.14 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.14	(a)
Indenture, dated as of November 3, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 10.15 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.14	(b)
Supplemental Indenture, dated as of February 6, 2007, among the Guaranteeing Subsidiaries as defined therein, the other Guarantors as defined in the Indenture referred to therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein (Filed as Exhibit 10.16 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.14	(c)*
Supplemental Indenture, dated as of December 11, 2007, between the Guaranteeing Subsidiary as defined therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein.

Exhibit No.		Description
10.15
Purchase Agreement, dated May 31, 2007, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on June 6, 2007, and incorporated by reference herein).

10.16
Registration Rights Agreement, dated as of June 6, 2007, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 11, 2007, and incorporated by reference herein).

10.17
Second Amendment to the Second Amended and Restated Credit Agreement, entered into as of August 29, 2007, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.18 to MetroPCS Communications, Inc.’s Registration Statement on Form S-4/A, Amendment No. 1 (SEC File No. 33-142955), filed on October 2, 2007, and incorporated by reference herein).

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of Deloitte & Touche, LLP.

24.1	*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.

31.1	*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment.