Form 10-Q
period 2008-03-31
METROPCS COMMUNICATIONS INC
filed 2008-05-09
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number
1-33409
METROPCS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0836269
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2250 Lakeside Boulevard
Richardson, Texas	75082-4304
(Address of principal executive offices)	(Zip Code)
(214) 570-5800
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On April 30, 2008, there were 348,496,235 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits	49
SIGNATURES	50
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

*	No reportable information under this item.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$1,310,729	$1,470,208
Inventories, net	65,475	109,139
Accounts receivable (net of allowance for uncollectible accounts of $3,173 and $2,908 at March 31, 2008 and December 31, 2007, respectively)	32,827	31,809
Prepaid charges	51,336	60,469
Deferred charges	37,331	34,635
Deferred tax asset	4,920	4,920
Other current assets	21,657	21,704

Total current assets	1,524,275	1,732,884

Property and equipment, net	2,038,194	1,891,411
Long-term investments	28,049	36,050
FCC licenses	2,072,895	2,072,895
Microwave relocation costs	10,517	10,105
Other assets	226,661	62,785

Total assets	$5,900,591	$5,806,130

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$438,353	$439,449
Current maturities of long-term debt	16,000	16,000
Deferred revenue	132,829	120,481
Other current liabilities	4,860	4,560

Total current liabilities	592,042	580,490
Long-term debt, net	2,981,572	2,986,177
Deferred tax liabilities	306,949	290,128
Deferred rents	41,776	35,779
Redeemable minority interest	5,335	5,032
Other long-term liabilities	89,399	59,778

Total liabilities	4,017,073	3,957,384

COMMITMENTS AND CONTINGENCIES (See Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common Stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 348,248,876 and 348,108,027 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	35	35
Additional paid-in capital	1,533,931	1,524,769
Retained earnings	377,930	338,411
Accumulated other comprehensive loss	(28,378)	(14,469)

Total stockholders’ equity	1,883,518	1,848,746

Total liabilities and stockholders’ equity	$5,900,591	$5,806,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the three months ended
	March 31,
	2008	2007
REVENUES:
Service revenues	$561,970	$439,516
Equipment revenues	100,384	97,170

Total revenues	662,354	536,686

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $48,656 and $35,174, shown separately below)	188,473	145,335
Cost of equipment	200,158	173,308
Selling, general and administrative expenses (excluding depreciation and amortization expense of $8,644 and $4,206, shown separately below)	104,374	72,937
Depreciation and amortization	57,300	39,380
Loss on disposal of assets	21	3,050

Total operating expenses	550,326	434,010

Income from operations	112,028	102,676

OTHER EXPENSE (INCOME):
Interest expense	47,425	48,976
Accretion of put option in majority-owned subsidiary	303	238
Interest and other income	(9,888)	(7,157)
Impairment loss on investment securities	8,001	—

Total other expense	45,841	42,057

Income before provision for income taxes	66,187	60,619

Provision for income taxes	(26,668)	(24,267)

Net income	39,519	36,352

Accrued dividends on Series D Preferred Stock	—	(5,180)
Accrued dividends on Series E Preferred Stock	—	(740)
Accretion on Series D Preferred Stock	—	(118)
Accretion on Series E Preferred Stock	—	(85)

Net income applicable to Common Stock	$39,519	$30,229

Net income	$39,519	$36,352
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	—	595
Unrealized loss on cash flow hedging derivative, net of tax	(15,626)	(1,769)
Reclassification adjustment for losses (gains) included in net income, net of tax	1,717	(1,042)

Comprehensive income	$25,610	$34,136

Net income per common share:
Basic	$0.11	$0.11

Diluted	$0.11	$0.11

Weighted average shares:
Basic	348,164,091	157,035,119

Diluted	354,568,227	163,447,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the three months ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,519	$36,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,300	39,380
Provision for uncollectible accounts receivable	44	127
Deferred rent expense	5,997	2,039
Cost of abandoned cell sites	1,668	1,796
Stock-based compensation expense	8,465	4,211
Non-cash interest expense	600	1,096
Loss on disposal of assets	21	3,050
Gain on sale of investments	—	(959)
Accretion of asset retirement obligation	515	282
Accretion of put option in majority-owned subsidiary	303	238
Impairment loss on investments securities	8,001	—
Deferred income taxes	25,548	23,611
Changes in assets and liabilities:
Inventories	43,663	(13,976)
Accounts receivable	(1,062)	2,482
Prepaid charges	(18,038)	(5,431)
Deferred charges	(2,696)	(1,445)
Other assets	2,206	(5,417)
Accounts payable and accrued expenses	(77,694)	8,119
Deferred revenue	12,344	15,141
Other liabilities	745	876

Net cash provided by operating activities	107,449	111,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(183,614)	(156,235)
Change in prepaid purchases of property and equipment	27,172	(1,654)
Cash used in acquisitions	(18,600)	—
Purchase of investments	—	(321,322)
Proceeds from sale of investments	—	404,551
Change in restricted cash and investments	—	556
Deposit to FCC for licenses	(153,682)	—
Microwave relocation costs	(635)	—

Net cash used in investing activities	(329,359)	(74,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	65,734	38,281
Debt issuance costs	—	(740)
Cost of raising capital	—	(1,288)
Repayment of debt	(4,000)	(4,000)
Proceeds from exercise of stock options	697	99

Net cash provided by financing activities	62,431	32,352

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(159,479)	69,820
CASH AND CASH EQUIVALENTS, beginning of period	1,470,208	161,498

CASH AND CASH EQUIVALENTS, end of period	$1,310,729	$231,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (collectively, the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because Royal Street is a variable interest entity and the Company will absorb all of Royal Street’s expected losses. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements. The redeemable minority interest in Royal Street is included in long-term liabilities. The condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended March 31, 2008 and 2007, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
     Federal Universal Service Fund (“FUSF”) and E-911 fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in service revenues and cost of service on the accompanying statements of income and comprehensive income. For the three months ended March 31, 2008 and 2007, the Company recorded approximately $25.9 million and $19.9 million, respectively, of FUSF and E-911 fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.
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
2.	Acquisitions:
     On December 21, 2007, the Company executed an agreement with PTA Communications, Inc. (“PTA”) to purchase 10 MHz of PCS spectrum from PTA for the basic trading area of Jacksonville, Florida. The Company also entered into agreements with NTCH, Inc. (dba Cleartalk PCS) and PTA-FLA, Inc. for the purchase of certain of their assets used in providing PCS wireless telecommunications services in the Jacksonville market. Consummation

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
of both acquisitions is conditioned on customary closing conditions and the license purchase agreement also requires approval by the Federal Communications Commission (“FCC”). On January 17, 2008, the Company closed on the acquisition of certain assets used in providing PCS wireless services. The Company paid a total of $18.6 million in cash for these assets, exclusive of transaction costs. On February 27, 2008, the FCC issued a public notice announcing the approval of the acquisition of the 10 MHz of spectrum. The Company plans to consummate the acquisition of the 10 MHz license in the second quarter of 2008.
3. Share-Based Payments:
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), the Company has recognized stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted to employees. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense recognized under SFAS No. 123(R) was $8.5 million and $4.2 million for the three months ended March 31, 2008 and 2007, respectively. Cost of service for the three months ended March 31, 2008 and 2007 includes $0.5 million and $0.2 million, respectively, of stock-based compensation. For the three months ended March 31, 2008 and 2007, selling, general and administrative expenses include $8.0 million and $4.0 million, respectively, of stock-based compensation.
     On March 7, 2008, the Company granted stock options to purchase an aggregate of 5,393,065 shares of the Company’s common stock to certain employees and non-employee directors. The exercise price for the stock option grants is $16.20, which was equal to the Company’s common stock closing price on the New York Stock Exchange on the grant date. The stock options granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The grant date fair value of these stock options approximated $36.9 million.
4. Investments:
     The Company has historically invested its substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At March 31, 2008, the Company had invested substantially all of its cash and cash equivalents in money market funds consisting of treasury securities.
     The Company holds investments of $133.9 million in certain auction rate securities some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with the Company’s investment policy guidelines, the auction rate securities investments held by the Company all had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by the Company at March 31, 2008 have experienced continued failed auctions as the amount of securities submitted for sale in the auctions has exceeded the amount of purchase orders. In addition, three auction rate securities held by the Company have been placed on credit watch and three auction rate securities have been downgraded from AAA/Aaa. As of May 9, 2008, the remaining auction rate securities held by the Company still retain a AAA/Aaa rating as reported by Standard and Poors and Moody’s Investors Service.
     The estimated market value of the Company’s auction rate security holdings at March 31, 2008 was approximately $28.0 million, which reflects a $105.9 million adjustment to the principal value of $133.9 million. The estimated market value at December 31, 2007 was approximately $36.1 million, which reflected a $97.8 million adjustment to the principal value at that date. Although the auction rate securities continue to pay interest according to their stated terms, based on statements received from the Company’s broker and an analysis of other-than- temporary impairment factors, the Company recorded an impairment charge of $8.0 million during the three months ended March 31, 2008, reflecting an additional portion of auction rate security holdings that the Company has concluded have an other-than-temporary decline in value.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     Historically, given the liquidity created by auctions, the Company’s auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. Given the failed auctions, the Company’s auction rate securities are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on the accompanying balance sheets as of March 31, 2008 and December 31, 2007. If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional impairments to its auction rate securities.
5. Property and Equipment:
     Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Construction-in-progress	$447,369	$393,282
Network infrastructure	2,036,941	1,901,119
Office equipment	47,599	44,059
Leasehold improvements	37,292	33,410
Furniture and fixtures	9,386	7,833
Vehicles	229	207

	2,578,816	2,379,910
Accumulated depreciation	(540,622)	(488,499)

Property and equipment, net	$2,038,194	$1,891,411

6. FCC Licenses and Microwave Relocation Costs:
     The Company operates broadband PCS networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for broadband PCS services. In addition, in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the PCS services provided by the Company, and other advanced wireless services. The PCS and AWS licenses include the obligation to relocate existing fixed microwave users of the Company’s licensed spectrum if the use of the Company’s spectrum would interfere with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurred costs related to microwave relocation in constructing its PCS and AWS networks. The PCS and AWS licenses and microwave relocation costs are recorded at cost. Although PCS and AWS licenses are issued with a stated term, ten years in the case of the PCS licenses and fifteen years in the case of the AWS licenses, the renewal of PCS and AWS licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS and AWS licenses. The carrying value of FCC licenses and microwave relocation costs was approximately $2.1 billion as of March 31, 2008.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     The Company completed its impairment tests during the third quarter of 2007 and no impairment has been recognized through March 31, 2008.
   Auction 73
     MetroPCS 700 MHz, LLC, a wholly-owned subsidiary of the Company, submitted an upfront payment on January 15, 2008 to the FCC in the amount of $153.7 million to qualify to participate in the auction of 700MHz spectrum in Auction 73. Auction 73 concluded on March 18, 2008 and the FCC announced that the Company was the high bidder, with a winning bid of approximately $313.3 million, on a 10 MHz license covering a total population of approximately 8.3 million for the Boston economic area, which is encompassed within the geographic boundaries of the Company’s existing AWS license for the Boston metropolitan area. On April 2, 2008, the Company filed its post-auction application with the FCC to secure a final grant of the 700 MHz license, and on April 16, 2008, the Company paid the FCC the remaining $159.6 million for the 700 MHz license. On April 22, 2008, the FCC released a public notice accepting the Company’s application for filing.
7. Accounts Payable and Accrued Expenses:
     Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Accounts payable	$63,993	$131,177
Book overdraft	91,133	25,399
Accrued accounts payable	138,108	155,733
Accrued liabilities	9,675	16,285
Payroll and employee benefits	13,438	29,380
Accrued interest	66,006	33,892
Taxes, other than income	49,127	41,044
Income taxes	6,873	6,539

Accounts payable and accrued expenses	$438,353	$439,449

8. Long-Term Debt:
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
9 1/4% Senior Notes	$1,400,000	$1,400,000
Senior Secured Credit Facility	1,576,000	1,580,000

Total long-term debt	2,976,000	2,980,000
Add: unamortized premium on debt	21,572	22,177

Total debt	2,997,572	3,002,177
Less: current maturities	(16,000)	(16,000)

Total long-term debt	$2,981,572	$2,986,177

   9 1/4% Senior Notes
     On November 3, 2006, MetroPCS Wireless, Inc, a wholly-owned indirect subsidiary of MetroPCS (“Wireless”), completed the sale of $1.0 billion of principal amount of 9 1/4% Senior Notes due 2014, (the “Initial Notes”). The net proceeds of the sale of the Initial Notes were approximately $978.0 million after underwriter fees and other debt issuance costs of $22.0 million. On June 6, 2007, Wireless completed the sale of an additional $400.0 million of 9 1/4% Senior Notes (the “Additional Notes” and together with the Initial Notes, the “9 1/4% Senior Notes”) under the existing indenture at a price equal to 105.875% of the principal amount of such Additional Notes.
     The 9 1/4% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
on the 9 1/4% Senior Notes on May 1 and November 1 of each year. Wireless may, at its option, redeem some or all of the 9 1/4% Senior Notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the 9 1/4% Senior Notes. In addition, Wireless may also redeem up to 35% of the aggregate principal amount of the 9 1/4% Senior Notes with the net cash proceeds of certain sales of equity securities.
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
     The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of March 31, 2008 was 6.468%. On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of the Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt. On February 20, 2007, Wireless entered into an amendment to the Senior Secured Credit Facility. Under the amendment, the margin on the base rate used to determine the Senior Secured Credit Facility interest rate was reduced to 2.25% from 2.50%.
9. Fair Value Measurements:
     In the first quarter of 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 became effective for financial assets and liabilities on January 1, 2008. SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.
     SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:
•	Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.
     SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
will be categorized based upon the lowest level of input that is significant to the fair value calculation. The Company’s financial assets and liabilities measured at fair value on a recurring basis include short-term investments securities and derivative financial instruments.
     Included in the Company’s long-term investments securities are certain auction rate securities some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on the Company’s broker-dealer valuation models and an internal analysis by management of other-than-temporary impairment factors. The broker-dealer models considered credit default risks, the liquidity of the underlying security and overall capital market liquidity. Management also looked to other marketplace transactions, and information received from other third party brokers in order to assess whether the fair value based on the broker-dealer valuation models was reasonable. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Significant inputs to the investments valuation are unobservable in the active markets and are classified as Level 3 in the hierarchy.
     Included in the Company’s derivative financial instruments are interest rate swaps. Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs such as interest rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the hierarchy.
     The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2008, as required by SFAS No. 157 (in thousands):

		Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Long-term investments	$—	$—	$28,049	$28,049

Total assets at fair value	$—	$—	$28,049	$28,049

Liabilities
Derivative liabilities	$—	$46,138	$—	$46,138

Total liabilities at fair value	$—	$46,138	$—	$46,138

     The following table summarizes the changes in fair value of our Level 3 assets, as required by SFAS No. 157 (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
Beginning balance at December 31, 2007	$36,050
Total losses (realized or unrealized):
Included in earnings	8,001
Included in other comprehensive income	—
Transfers in and/or out of Level 3	—
Purchases, sales, issuances and settlements	—

Ending balance at March 31, 2008	$28,049

Losses for the three months ended March 31, 2008 included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the condensed consolidated statements of income and comprehensive income	$8,001

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
10. Income Taxes:
     The Company records income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). SFAS No. 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. As part of the Company’s financial process, it must assess the likelihood that its deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks and taxable income in future years. The Company’s judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.
     FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues. Since the prior year-end, there have been no changes in the amount of our unrecognized tax benefits. The Company did accrue interest expense during the three months ended March 31, 2008 on the unrecognized tax benefit. Additionally, there have been no changes in the Company’s determination of the amounts that could significantly change within the next twelve months.
     The Internal Revenue Service (“IRS”) has notified Royal Street Communications of its intent to examine the 2005 tax year of Royal Street Communications. Management does not believe the examination will have a significant effect on the Company’s tax position.
     In addition, there are several state income and franchise tax examinations that are currently in progress for the Company and/or certain of its subsidiaries for various tax years. Management does not believe these examinations will have a significant effect on the Company’s tax position.
11. Stockholders’ Equity:
   Common Stock Issued to Directors
     Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as defined in MetroPCS’ Non-Employee Director Remuneration Plan (the “Remuneration Plan”). In 2008, the Compensation Committee of the Board of Directors modified the Remuneration Plan to be more competitive with the market and to be more reflective of the Company’s status as a public company. The previous plan provided that each non-employee director’s annual retainer may be paid, at the election of each non-employee director, in cash, common stock, or a combination of cash and common stock. The modified Remuneration Plan provides that each non-employee director’s annual retainer will be paid in cash and each director will receive options to purchase common stock. In accordance with the modified Remuneration Plan, no shares of common stock were issued to non-employee members of the Board of Directors during the three months ended March 31, 2008. During the three months ended March 31, 2007, non-employee members of the Board of Directors were issued 31,230 shares of common stock as payment of their annual retainer.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
12. Net Income Per Common Share:
     The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months
	Ended March 31,
	2008	2007
Basic EPS—Two Class Method:
Net income	$39,519	$36,352
Accrued dividends and accretion:
Series D Preferred Stock	—	(5,298)
Series E Preferred Stock	—	(825)

Net income applicable to common stock	$39,519	$30,229
Amount allocable to common shareholders	100.0%	57.2%

Rights to undistributed earnings	$39,519	$17,304

Weighted average shares outstanding—basic	348,164,091	157,035,119

Net income per common share—basic	$0.11	$0.11

Diluted EPS:
Rights to undistributed earnings	$39,519	$17,304

Weighted average shares outstanding—basic	348,164,091	157,035,119
Effect of dilutive securities:
Stock options	6,404,136	6,412,761

Weighted average shares outstanding—diluted	354,568,227	163,447,880

Net income per common share—diluted	$0.11	$0.11

     Net income per common share is computed in accordance with EITF 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” (“EITF 03-06”). Under EITF 03-6, the preferred stock is considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock is included in the computation of basic and diluted net income per common share using the two-class method, except during periods of net losses. Preferred stock was included in the computation of income per common share through April 24, 2007, the date of conversion to common stock as a result of the Offering. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
     For the three months ended March 31, 2008, 8.7 million of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the three months ended March 31, 2007, 142.8 million of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the three months ended March 31, 2007, 6.0 million of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
13. Commitments and Contingencies:
AWS Licenses Acquired in Auction 66
      Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band, and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by incumbent governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of incumbent governmental users from the AWS band. However, not all incumbent governmental users are obligated to relocate and some such users

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
may delay relocation for some time. For the three months ended March 31, 2008 and 2007, the Company incurred approximately $0.4 million and $0.2 million, respectively, in microwave relocation costs relating to its AWS licenses.
FCC Katrina Order
     In October 2007, the FCC released an Order on Reconsideration (“Reconsideration Order”) which requires the Company to maintain emergency backup power for a minimum of twenty-four hours for assets that are normally powered from local commercial power and located inside mobile switching offices, and eight hours for assets that are normally powered from local commercial power at other locations, including cell sites and DAS nodes. The Company will not be required to comply immediately with these minimum backup power requirements where the Company can demonstrate that such compliance is precluded by: (i) federal, state, tribal or local law; (ii) risk to safety of life or health; or (iii) private legal obligation or agreement. In addition, within six months of the effective date of the Reconsideration Order, which is the date of the federal register publication announcing Office of Management and Budget, (“OMB”), approval of the information collection requirements, the Company will be required to file a report with the FCC providing certain information with respect to compliance with the backup power requirements. The District of Columbia Court of Appeals has stayed the effective date of the Reconsideration Order pending the appeal of the Reconsideration Order by multiple parties. In cases where the Company identifies assets that were designed with less than the required emergency backup power capacity and that is not precluded from compliance, the Company must comply with the backup power requirement or, within 12 months from the effective date of the rule, file with the FCC a certified emergency backup power compliance plan. That plan must certify that and describe how the Company will provide emergency backup power to 100 percent of the area covered by any non-compliant asset in the event of a commercial power failure. If the Company is required to comply with the Reconsideration Order the Company may be required to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses to comply with the Reconsideration Order and such costs could be material. The Company could be forced to also discontinue service from some sites or in some areas due to the new rules.
Patent Litigation
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, held by Leap. The complaint seeks both injunctive relief and monetary damages, including treble damages and attorney’s fees, for the Company’s alleged willful infringement by the Company’s wireless communication systems and associated services of the ‘497 patent. The Company answered the complaint, raised a number of affirmative defenses and together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap, including Leap’s CEO. In its counterclaims, the Company claims that it does not infringe any valid or enforceable claim of the ‘497 Patent and the Company asserts claims for breach of contractual obligations, constructive trust, misappropriation, conversion and misappropriation of trade secrets, misappropriation of confidential information, and breach of a confidential relationship. The Company’s counterclaims seek monetary and exemplary damages, and injunctive relief. Certain of the Leap defendants, including its CEO, have answered the Company’s counterclaims, denied the Company’s allegations and asserted affirmative defenses to its counterclaims. In connection with denying a motion to dismiss by certain individual defendants, the court concluded that the Company’s claims against those defendants were compulsory counterclaims.
     On October 31, 2007, pursuant to a joint motion by the parties, the Court entered an order administratively closing the action. On February 14, 2008, the Court entered an order reopening the action, and the court has scheduled the claims construction hearing for late June 2008 and trial for early December 2008. The Company plans to vigorously defend against Leap’s claims relating to the ‘497 Patent.
     The Company has also tendered Leap’s claims to the manufacturer of its network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Alcatel Lucent declined to indemnify and defend the Company. The Company filed a petition in state district court in Harrison County, Texas, Cause No. 07-0710, for a declaratory

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
ruling that Alcatel Lucent is obligated to cooperate, indemnify, defend and hold the Company harmless from the Leap patent infringement action and for specific performance, for injunctive relief and for breach of contract. Alcatel Lucent has responded to the Company’s petition and requested that the Court dismiss, abate, stay, and deny every claim in the Company petition asserted against Alcatel Lucent and order the Company to amend its petition. The Company has responded to Alcatel Lucent’s request. The parties have agreed to postpone the hearing on Alcatel Lucent’s request. No hearing is currently scheduled for Alcatel Lucent’s request. The Company intends to vigorously prosecute this action.
     On September 22, 2006, Royal Street Communications filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent is invalid and not being infringed upon by Royal Street Communications. Leap responded to Royal Street Communications’ complaint by filing a motion to dismiss Royal Street Communications’ complaint for lack of jurisdiction or, in the alternative, that the action be transferred to the United States District Court for the Eastern District of Texas, Marshall Division, where Leap has brought suit against the Company under the same patent. Royal Street Communications responded to this motion, but the Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-00285-TJW, where it remains pending. In February 2008, Leap answered the complaint and counterclaimed against Royal Street Communications, alleging that Royal Street Communications willfully infringes the ‘497 Patent and seeking both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for Royal Street Communications’ alleged willful infringement by its wireless communication systems and associated services of the ‘497 Patent. Leap has also filed a motion to consolidate this action with the Leap action against the Company. Royal Street Communications has opposed such motion to consolidate. Royal Street Communications plans to vigorously defend against Leap’s claims relating to the ‘497 Patent.
     If Leap were successful in its claim for injunctive relief in either action, the Company and Royal Street Communications could each be enjoined from operating its business in the manner in which it and Royal Street Communications currently operates, which could require the Company and Royal Street Communications to expend additional capital to change certain technologies and operating practices, or could prevent both the Company and Royal Street Communications from offering some or all of the services the Company and Royal Street Communications each provides using some or all of the Company’s or Royal Street Communications’ existing systems. In addition, if Leap were successful in its claim for monetary damages, the Company and Royal Street could be forced to pay Leap substantial damages, including treble damages if found to have willfully infringed the ‘497 Patent, for past infringement and/or ongoing royalties on a portion of its revenues, which could materially adversely impact the Company and Royal Street Communications’ financial performance. Further, if Leap were successful, the Company and/or Royal Street could be required to pay Leap’s attorneys’ fees.
     On January 7, 2008, Freedom Wireless, Inc., or Freedom Wireless, filed suit against Verisign, Inc., the Company’s billing vendor, and several telecommunications providers who use Verisign’s billing system, including the Company, in the United States District Court for the Northern District of California, San Francisco Division, Civil Action Number CV-08-112-JL, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System”, or collectively the Freedom Wireless Patents, held by Freedom Wireless. The complaint seeks both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for the Company’s alleged willful infringement of the Freedom Wireless Patents. The Company has tendered this action to Verisign and Verisign has indicated that it is reviewing the Company’s indemnification request. Verisign also has indicated that it plans to leave the telecommunications service business and cease providing the Company with billing services through the end of its current contract with the Company. The Company can give no assurance that Verisign will defend the Company against this action or that Verisign may not cease providing the Company with billing services altogether. The Company plans to vigorously defend against Freedom Wireless’ claims related to the Freedom Wireless Patents.
     If Freedom Wireless is successful in its claim for injunctive relief, the Company could be enjoined from operating its business in the manner it operates currently, which could require the Company to redesign its current billing or other systems, to expend additional capital to change certain of its technologies and operating practices, or could

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
prevent the Company from offering certain of its services. In addition, if Freedom Wireless is successful in its claim for monetary damage, and Verisign does not, or is unable to, pay such damages, the Company could be forced to pay substantial damages, including treble damages and attorneys’ fees, for past infringement and/or ongoing royalties on a portion of its revenues, which could materially adversely impact the Company’s financial performance. If Freedom Wireless prevails in its action, it could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the actions may consume valuable management time, may be very costly to defend and may distract management attention away from the Company’s business.
     Litigation
     In addition, the Company is involved in other litigation from time to time, including litigation regarding intellectual property claims that the Company considers to be in the normal course of business. The company is not currently party to any other pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations or liquidity.
14. Supplemental Cash Flow Information:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Cash paid for interest	$17,662	$22,069
Cash paid for income taxes	455	710
     Non-cash investing activities:
     Net changes in the Company’s accrued purchases of property, plant and equipment were $11.3 million and $7.0 million for the three months ended March 31, 2008 and 2007, respectively.
     Non-cash financing activities:
     The Company accrued dividends of $5.2 million related to the Series D Preferred Stock for the three months ended March 31, 2007.
     The Company accrued dividends of $0.7 million related to the Series E Preferred Stock for the three months ended March 31, 2007.
15. Related-Party Transactions:
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

	Three Months Ended
	March 31,
	2008	2007
Fees received by the Company as compensation for providing billing and collection services	$1.8	$1.1
Handsets sold to the related party	3.0	3.2

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

	March 31,	December 31,
	2008	2007
Accruals for fees collected from customers	$3.8	$3.3
Receivables from the related party included in accounts receivable:	1.3	0.7
     One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own an interest in a company that provides cell site leases to the Company. During the three months ended March 31, 2008 and 2007, the Company recorded rent expense of approximately $0.1 million, and $0.1 million, respectively, for cell site leases. As of March 31, 2008 and December 31, 2007, the Company owed approximately $0.1 million and $0.1 million, respectively, to this related party for deferred rent liability related to these cell site leases that is included in deferred rents on the accompanying consolidated balance sheets.
16. Segment Information:
     Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chairman of the Board, President and Chief Executive Officer.
     As of March 31, 2008, the Company had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provides wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail and other value-added services.
     The Company aggregates its operating segments into two reportable segments: Core Markets and Expansion Markets.
•	Core Markets, which include Atlanta, Miami, Sacramento and San Francisco, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•	Expansion Markets, which include Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, New York, Orlando/Jacksonville, Philadelphia and Tampa/Sarasota, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.
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
     Interest and certain other expenses, interest income and income taxes are not allocated to the segments in the computation of segment operating results for internal evaluation purposes.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

		Expansion
Three Months Ended March 31, 2008	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$369,270	$192,700	$—	$561,970
Equipment revenues	59,604	40,780	—	100,384
Total revenues	428,874	233,480	—	662,354
Cost of service (1)	107,284	81,189	—	188,473
Cost of equipment	110,433	89,725	—	200,158
Selling, general and administrative expenses (2)	43,567	60,807	—	104,374
Adjusted EBITDA (3)	170,526	7,288	—
Depreciation and amortization	31,527	20,360	5,413	57,300
Loss (gain) on disposal of assets	191	(172)	2	21
Stock-based compensation expense	2,937	5,528	—	8,465
Income (loss) from operations	135,872	(18,429)	(5,415)	112,028
Interest expense	—	—	47,425	47,425
Accretion of put option in majority-owned subsidiary	—	—	303	303
Interest and other income	—	—	(9,888)	(9,888)
Impairment loss on investment securities	—	—	8,001	8,001
Income (loss) before provision for income taxes	135,872	(18,429)	(51,256)	66,187

		Expansion
Three Months Ended March 31, 2007	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$336,934	$102,582	$—	$439,516
Equipment revenues	68,268	28,902	—	97,170
Total revenues	405,202	131,484	—	536,686
Cost of service (1)	100,440	44,895	—	145,335
Cost of equipment	113,240	60,068	—	173,308
Selling, general and administrative expenses (2)	43,296	29,641	—	72,937
Adjusted EBITDA (deficit) (3)	150,322	(1,005)	—
Depreciation and amortization	28,105	10,063	1,212	39,380
Loss (gain) on disposal of assets	2,895	(6)	161	3,050
Stock-based compensation expense	2,095	2,116	—	4,211
Income (loss) from operations	117,225	(13,176)	(1,373)	102,676
Interest expense	—	—	48,976	48,976
Accretion of put option in majority-owned subsidiary	—	—	238	238
Interest and other income	—	—	(7,157)	(7,157)
Income (loss) before provision for income taxes	117,225	(13,176)	(43,430)	60,619

(1)	Cost of service for the three months ended March 31, 2008 and 2007 includes $0.5 million and $0.2 million, respectively, of stock-based compensation disclosed separately.

(2)	Selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 includes $8.0 million and $4.0 million, respectively, of stock-based compensation disclosed separately.

(3)	Core and Expansion Markets Adjusted EBITDA (deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of the Company’s ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.
     The following table reconciles segment Adjusted EBITDA (deficit) for the three months ended March 31, 2008 and 2007 to consolidated income before provision for income taxes:

	Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$170,526	$150,322
Expansion Markets Adjusted EBITDA (Deficit)	7,288	(1,005)

Total	177,814	149,317
Depreciation and amortization	(57,300)	(39,380)
Loss on disposal of assets	(21)	(3,050)
Stock-based compensation expense	(8,465)	(4,211)
Interest expense	(47,425)	(48,976)
Accretion of put option in majority-owned subsidiary	(303)	(238)
Interest and other income	9,888	7,157
Impairment loss on investment securities	(8,001)	—

Consolidated income before provision for income taxes	$66,187	$60,619

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
17. Guarantor Subsidiaries:
     In connection with Wireless’ sale of the 9 1/4% Senior Notes due 2014 and the entry into the Senior Secured Credit Facility, MetroPCS and all of MetroPCS’ subsidiaries, other than Wireless and Royal Street (the “guarantor subsidiaries”), provided guarantees on the 9 1/4% Senior Notes and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility and the indenture relating to the 9 1/4% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility and the indenture relating to the 9 1/4% Senior Notes. Royal Street (the “non-guarantor subsidiaries”) is not a guarantor of the 9 1/4% Senior Notes or the Senior Secured Credit Facility.
     The following information presents condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007, condensed consolidating statements of income for the three months ended March 31, 2008 and 2007, and condensed consolidating statements of cash flows for the three months ended March 31, 2008 and 2007 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries (Royal Street). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Balance Sheet
As of March 31, 2008

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$810,779	$471,313	$476	$28,161	$—	$1,310,729
Inventories, net	—	57,157	8,318	—	—	65,475
Accounts receivable, net	—	32,788	—	39	—	32,827
Prepaid charges	—	5,466	41,146	4,724	—	51,336
Deferred charges	—	37,331	—	—	—	37,331
Deferred tax asset	—	4,920	—	—	—	4,920
Current receivable from subsidiaries	—	182,702	—	4,805	(187,507)	—
Other current assets	1,124	2,443	17,921	169	—	21,657

Total current assets	811,903	794,120	67,861	37,898	(187,507)	1,524,275

Property and equipment, net	—	41,935	1,661,836	334,423	—	2,038,194
Long-term investments	28,049	—	—	—	—	28,049
Investment in subsidiaries	498,228	1,465,895	—	—	(1,964,123)	—
FCC licenses	—	—	1,779,296	293,599	—	2,072,895
Microwave relocation costs	—	—	10,517	—	—	10,517
Long-term receivable from subsidiaries	—	665,524	—	—	(665,524)	—
Other assets	—	41,290	171,641	13,730	—	226,661

Total assets	$1,338,180	$3,008,764	$3,691,151	$679,650	$(2,817,154)	$5,900,591

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$84	$194,732	$207,738	$35,799	$—	$438,353
Current maturities of long-term debt	—	16,000	—	—	—	16,000
Current debt to parent	—	—	4,805	182,702	(187,507)	—
Deferred revenue	—	25,877	106,952	—	—	132,829
Advances to subsidiaries	(545,422)	(1,087,685)	1,633,088	19	—	—
Other current liabilities	—	55	4,527	278	—	4,860

Total current liabilities	(545,338)	(851,021)	1,957,110	218,798	(187,507)	592,042

Long-term debt	—	2,981,572	—	—	—	2,981,572
Long-term debt to parent	—	—	—	665,524	(665,524)	—
Deferred tax liabilities	—	306,949	—	—	—	306,949
Deferred rents	—	—	38,038	3,738	—	41,776
Redeemable minority interest	—	5,335	—	—	—	5,335
Other long-term liabilities	—	67,701	17,242	4,456	—	89,399

Total liabilities	(545,338)	2,510,536	2,012,390	892,516	(853,031)	4,017,073

COMMITMENTS AND CONTINGENCIES (See Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,533,931	—	—	20,000	(20,000)	1,533,931
Retained earnings (deficit)	377,930	526,616	1,678,761	(232,866)	(1,972,511)	377,930
Accumulated other comprehensive (loss) income	(28,378)	(28,388)	—	—	28,388	(28,378)

Total stockholders’ equity	1,883,518	498,228	1,678,761	(212,866)	(1,964,123)	1,883,518

Total liabilities and stockholders’ equity	$1,338,180	$3,008,764	$3,691,151	$679,650	$(2,817,154)	$5,900,591

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

COMMITMENTS AND CONTINGENCIES (See Note 13)

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Three Months Ended March 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$563,196	$12,849	$(14,075)	$561,970
Equipment revenues	—	3,007	97,377	—	—	100,384

Total revenues	—	3,007	660,573	12,849	(14,075)	662,354

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	182,854	19,694	(14,075)	188,473
Cost of equipment	—	2,861	197,297	—	—	200,158
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	147	99,265	4,962	—	104,374
Depreciation and amortization	—	54	49,575	7,671	—	57,300
Loss on disposal of assets	—	—	18	3	—	21

Total operating expenses	—	3,062	529,009	32,330	(14,075)	550,326

Income (loss) from operations	—	(55)	131,564	(19,481)	—	112,028

OTHER EXPENSE (INCOME):
Interest expense	—	61,011	(11,408)	20,642	(22,820)	47,425
Earnings from consolidated subsidiaries	(40,744)	(103,185)	—	—	143,929	—
Accretion of put option in majority-owned subsidiary	—	303	—	—	—	303
Interest and other income	(6,776)	(25,596)	(34)	(302)	22,820	(9,888)
Impairment loss on investment securities	8,001	—	—	—	—	8,001

Total other (income) expense	(39,519)	(67,467)	(11,442)	20,340	143,929	45,841

Income (loss) before provision for income taxes	39,519	67,412	143,006	(39,821)	(143,929)	66,187

Provision for income taxes	—	(26,668)	—	—	—	(26,668)

Net income (loss)	$39,519	$40,744	$143,006	$(39,821)	$(143,929)	$39,519

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Three Months Ended March 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$577	$439,488	$4,225	$(4,774)	$439,516
Equipment revenues	—	3,080	94,090	—	—	97,170

Total revenues	—	3,657	533,578	4,225	(4,774)	536,686

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	140,411	9,698	(4,774)	145,335
Cost of equipment	—	2984	170,324	—	—	173,308
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	97	68,331	4,509	—	72,937
Depreciation and amortization	—	—	38,708	672	—	39,380
Loss on disposal of assets	—	—	3,049	1	—	(3,050)

Total operating expenses	—	3,081	420,823	14,880	(4,774)	434,010

Income (loss) from operations	—	576	112,755	(10,655)	—	102,676

OTHER EXPENSE (INCOME):
Interest expense	—	54,312	(1,522)	9,730	(13,544)	48,976
Earnings from consolidated subsidiaries	(35,481)	(94,505)	—	—	129,986	—
Accretion of put option in majority-owned subsidiary	—	238	—	—	—	238
Interest and other income	(871)	(19,216)	(10)	(604)	13,544	(7,157)
Gain on extinguishment of debt	—	—	—	—	—	—

Total other (income) expense	(36,352)	(59,171)	(1,532)	9,126	129,986	42,057

Income (loss) before provision for income taxes	36,352	59,747	114,287	(19,781)	(129,986)	60,619

Provision for income taxes	—	(24,267)	—	—	—	(24,267)

Net income (loss)	$36,352	$35,480	$114,287	$(19,781)	$(129,986)	$36,352

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,519	$40,744	$143,006	$(39,821)	$(143,929)	$39,519
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	54	49,575	7,671	—	57,300
Provision for uncollectible accounts receivable	—	44	—	—	—	44
Deferred rent expense	—	—	5,099	898	—	5,997
Cost of abandoned cell sites	—	—	547	1,121	—	1,668
Stock-based compensation expense	—	—	8,465	—	—	8,465
Non-cash interest expense	—	628	(28)	17,843	(17,843)	600
Loss on disposal of assets	—	—	18	3	—	21
Accretion of asset retirement obligation	—	—	379	136	—	515
Accretion of put option in majority-owned subsidiary	—	303	—	—	—	303
Impairment loss in investment securities	8,001	—	—	—	—	8,001
Deferred income taxes	—	25,548	—	—	—	25,548
Changes in assets and liabilities	(38,910)	(114,436)	(85,231)	(5,172)	203,217	(40,532)

Net cash provided by (used in) operating activities	8,610	(47,115)	121,830	(17,321)	41,445	107,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(5,535)	(141,479)	(34,422)	(2,178)	(183,614)
Change in prepaid purchases of property and equipment	—	6,856	20,316	—	—	27,172
Cash used in acquisitions	—	(18,600)	—	—	—	(18,600)
Deposit to FCC for licenses	—	(153,682)	—	—	—	(153,682)
Microwave relocation costs	—	—	(635)	—	—	(635)

Net cash used in investing activities	—	(170,961)	(121,798)	(34,422)	(2,178)	(329,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	60,112	—	5,622	—	65,734
Proceeds from long-term note to parent	—	—	—	80,000	(80,000)	—
Payments on capital lease obligations	—	—	—	(2,551)	2,551	—
Repayment of debt	—	(4,000)	—	(38,182)	38,182	(4,000)
Proceeds from exercise of stock options	697	—	—	—	—	697

Net cash provided by (used in) financing activities	697	56,112	—	44,889	(39,267)	62,431

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,307	(161,964)	32	(6,854)	—	(159,479)
CASH AND CASH EQUIVALENTS, beginning of period	801,472	633,277	444	35,015	—	1,470,208

CASH AND CASH EQUIVALENTS, end of period	$810,779	$471,313	$476	$28,161	$—	$1,310,729

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,352	$35,480	$114,287	$(19,781)	$(129,986)	$36,352
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	38,708	672	—	39,380
Provision for uncollectible accounts receivable	—	127	—	—	—	127
Deferred rent expense	—	—	1,758	281	—	2,039
Cost of abandoned cell sites	—	—	373	1,423	—	1,796
Stock-based compensation expense	—	—	4,211	—	—	4,211
Non-cash interest expense	—	1,096	—	13,826	(13,826)	1,096
Loss on disposal of assets	—	—	3,049	1	—	3,050
Gain on sale of investments	(326)	(633)	—	—	—	(959)
Accretion of asset retirement obligation	—	—	213	69	—	282
Accretion of put option in majority-owned subsidiary	—	238	—	—	—	238
Deferred income taxes	—	23,611	—	—	—	23,611
Changes in assets and liabilities	(33,751)	(133,187)	(37,592)	(6,379)	211,258	349

Net cash provided by (used in) operating activities	2,275	(73,268)	125,007	(9,888)	67,446	111,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(10,418)	(119,025)	(26,792)	—	(156,235)
Change in prepaid purchases of property and equipment	—	4,321	(5,975)	—	—	(1,654)
Purchase of investments	(54,727)	(266,595)	—	—	—	(321,322)
Proceeds from sale of investments	67,553	336,998	—	—	—	404,551
Change in restricted cash and investments	—	556	—	—	—	556

Net cash (used in) provided by investing activities	12,826	64,862	(125,000)	(26,792)	—	(74,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	38,281	—	—	—	38,281
Proceeds from long-term note to parent	—	—	—	70,000	(70,000)	—
Debt issuance costs	—	(740)	—	—	—	(740)
Cost of raising capital	(1,288)	—	—	—	—	(1,288)
Payments on capital lease obligations	—	—	—	(187)	187	—
Repayment of debt	—	(4,000)	—	(2,367)	2,367	(4,000)
Proceeds from exercise of stock options	99	—	—	—	—	99

Net cash provided by (used in) financing activities	(1,189)	33,541	—	67,446	(67,446)	32,352

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,912)	25,135	7	30,766	—	69,820
CASH AND CASH EQUIVALENTS, beginning of period	15,714	99,301	257	46,226	—	161,498

CASH AND CASH EQUIVALENTS, end of period	$29,626	$124,436	$264	$76,992	$—	$231,318

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
18. Recent Accounting Pronouncements:
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company is currently evaluating the impact of adopting SFAS No. 161.
19. Subsequent Events:
     On April 30, 2008, Wireless entered into a two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. The agreement is effective on June 30, 2008, covers a notional amount of $500 million and effectively coverts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.46%. The monthly interest settlement periods begin on June 30, 2008. The interest rate protection agreement expires on June 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include information concerning any possible or assumed future results of operations, including statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, future penetration rates, planned market launches, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “would,” “should,” “could,” “may,” “will,” “continue,” “forecast,” and other similar expressions. These forward-looking statements are contained throughout this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings,” and “Risks Factors.”
     We base the forward-looking statements or projections made in this report on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:
•	the highly competitive nature of our industry;

•	the rapid technological changes in our industry;

•	an economic slowdown or recession in the United States;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to sustain the growth rates we have experienced to date;

•	our ability to construct and launch future markets within projected time frames;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to clear the Auction 66 spectrum of incumbent licensees;

•	our ability to adequately enforce or protect our intellectual property rights or defend against suits filed by others;

•	governmental regulation of our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management; and

•	other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 as updated or supplemented in “Item 1A. Risk Factors.”

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
     We are a wireless telecommunications carrier that currently offers wireless broadband personal communication services, or PCS, primarily in the greater Atlanta, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, Orlando/Jacksonville, San Francisco, Sacramento and Tampa/Sarasota metropolitan areas. We launched service in the greater Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa/Sarasota in October 2005; in Dallas/Ft. Worth in March 2006; in Detroit in April 2006; in Orlando in November 2006; in Los Angeles in September 2007; and in Las Vegas in March 2008. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interests in Royal Street, but may only elect two of the five members of Royal Street Communications’ management committee. We have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Royal Street has constructed, or is in the process of constructing, its network infrastructure in its licensed metropolitan areas. We commenced commercial services in Orlando and certain portions of northern Florida in November 2006 and in Los Angeles in September 2007 through our arrangements with Royal Street. Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement. As of March 31, 2008, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $680 million of which Royal Street had borrowed $670 million through March 31, 2008. On April 2, 2008, we executed an amendment to the loan agreement which increased the amount available to Royal Street under the loan agreement by an additional $255.0 million.
     As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses. In November 2006, we were granted advanced wireless services, or AWS, licenses in Auction 66, currently covering a total population of approximately 126 million for an aggregate purchase price of approximately $1.4 billion. Approximately 84 million of the total licensed population associated with our Auction 66 licenses represent expansion opportunities in geographic areas outside of our then current operating markets, which we refer to as our Auction 66 Markets. These new expansion opportunities in our Auction 66 Markets cover six of the 25 largest metropolitan areas in the United States. The balance of our Auction 66 Markets, which currently cover a population of approximately 42 million, supplements or expands the geographic boundaries of our and Royal Street’s then existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas.

Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 through the first half of 2009. Our initial launch dates will vary in our Auction 66 Markets and our launch dates in the larger metropolitan areas will be accomplished in phases. We launched service in the Las Vegas metropolitan area in March 2008. Our Auction 66 Markets will entail a more extensive use of distributed antenna systems, or DAS, than we have deployed in the past. This, along with other factors, will result in an increase in total capital expenditures per covered population to initially launch operations, however, we would not expect the estimate of total cash expenditures to reach free cash flow positive to be materially impacted. We believe that our existing cash, cash equivalents and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     On January 24, 2008, the FCC commenced an auction 700 MHz spectrum, or Auction 73. On January 15, 2008, MetroPCS 700 MHz, LLC, a wholly-owned subsidiary of the Company, submitted an upfront payment to the FCC in the amount of $153.7 million to qualify to participate in Auction 73. Auction 73 concluded on March 18, 2008 and the FCC announced that the Company was the high bidder, with a winning bid of approximately $313.3 million, on a 10 MHz license covering a total population of approximately 8.3 million for the Boston economic area, which is encompassed within the geographic boundaries of our existing AWS license for the Boston metropolitan area. On April 2, 2008, we filed our post-auction application with the FCC to secure a final grant of the 700 MHz license and, on April 16, 2008, we paid the FCC the remaining $159.6 million for the 700 MHz license. On April 22, 2008, the FCC released a public notice accepting our application for filing.
     We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, under simple and affordable flat monthly rate service plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited voicemail, caller ID, call waiting, enhanced directory assistance, unlimited text messaging, mobile Internet browsing, push e-mail, mobile instant messaging, picture and multimedia messaging and the ability to place unlimited long distance calls from within our local service calling area to any number in the continental United States. We offer flat-rate monthly plans at $30, $35, $40, $45 and $50, as well as Family plans which offer discounts off our monthly plans for multiple lines. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is discontinued at the end of the month that was paid for by the customer. For additional fees, we also provide international long distance and international text messaging, ringtones, ring back tones, downloads, games and content applications, unlimited directory assistance and other value-added services. As of March 31, 2008, over 90% of our customers have selected a $40 or higher rate plan. Our flat-rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us in the Royal Street markets under the MetroPCS brand.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC, on February 29, 2008.
     Other than the adoption of SFAS No. 157, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed from our Form 10-K for the year ended December 31, 2007.
Revenues
     We derive our revenues from the following sources:

     Service. We sell wireless broadband PCS services. The various types of service revenues associated with wireless broadband PCS for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including nationwide long distance, unlimited text messaging, international text messaging, voicemail, downloads, ringtones, games and content applications, unlimited directory assistance, enhanced directory assistance, ring back tones, mobile Internet browsing, mobile instant messaging, push e-mail and nationwide roaming) and charges for domestic and international long distance service. Service revenues also include intercarrier compensation and nonrecurring activation service charges to customers.
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
     Income Taxes. As a result of our operating losses and accelerated depreciation available under federal tax laws, we paid no federal income taxes during the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008, we paid approximately $0.5 million in state income taxes. We paid no significant state income taxes during the three months ended March 31, 2007.

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
Operating Segments
     Operating segments are defined by SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chairman of the Board, President and Chief Executive Officer.
     As of March 31, 2008, we had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco, and Tampa/Sarasota. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail and other value-added services.
     We aggregate our operating segments into two reportable segments: Core Markets and Expansion Markets.
•	Core Markets, which include Atlanta, Miami, Sacramento and San Francisco, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•	Expansion Markets, which include Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, New York, Orlando/Jacksonville, Philadelphia, and Tampa/Sarasota are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.
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
     Interest and certain other expenses, interest income and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes.

Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Three Months
	Ended March 31,
Reportable Operating Segment Data	2008	2007	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$369,270	$336,934	10%
Expansion Markets	192,700	102,582	88%

Total	$561,970	$439,516	28%

Equipment revenues:
Core Markets	$59,604	$68,268	(13)%
Expansion Markets	40,780	28,902	41%

Total	$100,384	$97,170	3%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$107,284	$100,440	7%
Expansion Markets	81,189	44,895	81%

Total	$188,473	$145,335	30%

Cost of equipment:
Core Markets	$110,433	$113,240	(2)%
Expansion Markets	89,725	60,068	49%

Total	$200,158	$173,308	15%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$43,567	$43,296	1%
Expansion Markets	60,807	29,641	105%

Total	$104,374	$72,937	43%

Adjusted EBITDA (Deficit)(2):
Core Markets	$170,526	$150,322	13%
Expansion Markets	7,288	(1,005)	**
Depreciation and amortization:
Core Markets	$31,527	$28,105	12%
Expansion Markets	20,360	10,063	102%
Other	5,413	1,212	347%

Total	$57,300	$39,380	46%

Stock-based compensation expense:
Core Markets	$2,937	$2,095	40%
Expansion Markets	5,528	2,116	161%

Total	$8,465	$4,211	101%

Income (loss) from operations:
Core Markets	$135,872	$117,225	16%
Expansion Markets	(18,429)	(13,176)	(40)%
Other	(5,415)	(1,373)	(294)%

Total	$112,028	$102,676	9%

**	Not meaningful.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended March 31, 2008, cost of service includes $0.5 million and selling, general and administrative expenses includes $8.0 million of stock-based compensation expense. For the three months ended March 31, 2007, cost of service includes $0.2 million and selling, general and administrative expenses includes $4.0 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

     Service Revenues. Service revenues increased $122.5 million, or 28%, to $562.0 million for the three months ended March 31, 2008 from $439.5 million for the three months ended March 31, 2007. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $32.4 million, or 10%, to $369.3 million for the three months ended March 31, 2008 from $336.9 million for the three months ended March 31, 2007. The increase in service revenues is primarily attributable to net additions of approximately 311,000 customers for the twelve months ended March 31, 2008, which accounted for $44.4 million of the Core Markets increase, partially offset by the higher participation in our Family Plans and reduced revenue from certain features now included in our service plans that were previously provided a la carte, accounting for a $9.9 million decrease. In addition, consolidated E-911, Federal Universal Service Fund, or FUSF, vendor’s compensation and activation revenues increased $7.4 million during the three months ended March 31, 2008 compared to the same period in 2007. This increase is primarily attributable to a 30% increase in our consolidated customer base since March 31, 2007 and higher FUSF rates. Beginning on January 1, 2008, a portion of these revenues were allocated to the Expansion Markets in the amount of $9.5 million resulting in a net decrease of $2.1 million in the Core Markets for the three months ended March 31, 2008 compared to the same period in 2007.

•	Expansion Markets. Expansion Markets service revenues increased $90.1 million, or 88%, to $192.7 million for the three months ended March 31, 2008 from $102.6 million for the three months ended March 31, 2007. The increase in service revenues is primarily attributable to net additions of approximately 708,000 customers for the twelve months ended March 31, 2008, which accounted for $90.0 million of the Expansion Markets increase, partially offset by the higher participation in our Family Plans and reduced revenue from certain features now included in our service plans that were previously provided a la carte, accounting for a $9.4 million decrease. In addition, E-911, FUSF, vendor’s compensation and activation revenues increased approximately $9.5 million during the three months ended March 31, 2008 compared to the same period in 2007 due primarily to the allocation of a portion of these revenues to the Expansion Markets beginning on January 1, 2008.
     Equipment Revenues. Equipment revenues increased $3.2 million, or 3%, to $100.4 million for the three months ended March 31, 2008 from $97.2 million for the three months ended March 31, 2007. The increase is due primarily to an increase in Expansion Markets equipment revenues, partially offset by a decrease in Core Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues decreased $8.7 million, or 13%, to $59.6 million for the three months ended March 31, 2008 from $68.3 million for the three months ended March 31, 2007. The decrease in equipment revenues is primarily attributable to the sale of lower priced handset models which accounted for $10.3 million of the decrease, partially offset by an increase in upgrade handset sales to existing customers which accounted for a $1.6 million increase in equipment revenues.

•	Expansion Markets. Expansion Markets equipment revenues increased $11.9 million, or 41%, to $40.8 million for the three months ended March 31, 2008 from $28.9 million for the three months ended March 31, 2007. The increase in equipment revenues is primarily attributable to an increase in gross additions of approximately 133,500 customers for the three months ended March 31, 2008 as compared to the same period in 2007, which accounted for $7.7 million of the Expansion Markets increase, an increase in upgrade handset sales to existing customers which accounted for $8.9 million of the increase and an increase of approximately $0.9 million in additional accessory sales. This increase in equipment revenues was partially offset by the sale of lower priced handset models which accounted for a $5.6 million decrease.
     Cost of Service. Cost of service increased $43.2 million, or 30%, to $188.5 million for the three months ended March 31, 2008 from $145.3 million for the three months ended March 31, 2007. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $6.9 million, or 7%, to $107.3 million for the three months ended March 31, 2008 from $100.4 million for the three months ended March 31, 2007. Core Markets cost of service (excluding E-911, FUSF and NECA/TRS expenses) increased $7.9 million, or 10%, to $88.1 million for the three months ended March 31, 2008 from $80.2 million for the three months ended March 31, 2007. The increase was primarily attributable to the 13% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended March 31, 2008. In addition, consolidated E-911, FUSF, and NECA/TRS expenses increased $8.2 million during the three months ended March 31, 2008 compared to the same period in 2007. This increase is primarily attributable to a 30% increase in our consolidated customer base since March 31, 2007 and higher FUSF rates. Beginning on January 1, 2008, a portion of these expenses were allocated to the Expansion Markets in the amount of $9.3 million resulting in a net decrease of $1.1 million in the Core Markets for the three months ended March 31, 2008 compared to the same period in 2007.
•	Expansion Markets. Expansion Markets cost of service increased $36.3 million, or 81%, to $81.2 million for the three months ended March 31, 2008 from $44.9 million for the three months ended March 31, 2007. Expansion Markets cost of service (excluding E-911, FUSF and NECA/TRS expenses) increased $27.0 million, or 61%, to $71.2 million for the three months ended March 31, 2008 from $44.2 million for the three months ended March 31, 2007. The increase was attributable to the launch of service in the Los Angeles metropolitan area in September 2007 and the Las Vegas metropolitan area in March 2008, coupled with build-out expenses related to the New York, Philadelphia and Boston metropolitan areas and substantial net additions in the remaining Expansion Markets. The Expansion Markets contributed net additions of approximately 708,000 customers during the twelve months ended March 31, 2008. In addition, E-911, FUSF and NECA/TRS expenses increased approximately $9.3 million during the three months ended March 31, 2008 compared to the same period in 2007 due primarily to the allocation of a portion of these expenses to the Expansion Markets beginning on January 1, 2008.
     Cost of Equipment. Cost of equipment increased $26.8 million, or 15%, to $200.1 million for the three months ended March 31, 2008 from $173.3 million for the three months ended March 31, 2007. The increase is due primarily to an increase in Expansion Markets cost of equipment, partially offset by a decrease in Core Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment decreased $2.8 million, or 2%, to $110.4 million for the three months ended March 31, 2008 from $113.2 million for the three months ended March 31, 2007. The decrease in cost of equipment is primarily attributable to the sale of lower priced handsets which accounted for $5.8 million, partially offset by an increase in the cost of equipment as a result of increased sales of handsets to existing customers when compared to the same period in 2007.

•	Expansion Markets. Expansion Markets cost of equipment increased $29.6 million, or 49%, to $89.7 million for the three months ended March 31, 2008 from $60.1 million for the three months ended March 31, 2007. The increase in Expansion Markets equipment cost is attributable to an increase in gross customer additions during the three months ended of approximately 133,500 customers as compared to the same period in 2007, which accounted for $18.1 million of the increase. In addition, cost of equipment sales to existing customers increased $13.2 million for the three months ended March 31, 2008. These increases were partially offset by the sale of lower priced handsets which accounted for a $2.1 million decrease.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $31.5 million, or 43%, to $104.4 million for the three months ended March 31, 2008 from $72.9 million for the three months ended March 31, 2007. The increase is due primarily to an increase in Expansion Markets selling, general and administrative expenses, partially offset by a decrease in Core Markets selling, general and administrative as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $0.3 million, or 1%, to $43.6 million for the three months ended March 31, 2008 from $43.3 million for the three months ended March 31, 2007. Selling expenses increased by $3.7 million, or approximately 15% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase in selling expenses is primarily due to a $2.1 million increase in marketing and advertising expenses incurred to support the growth in the Core Markets and a $1.1 million increase related to FUSF billings that were allocated to selling expenses beginning January 1, 2008. General and administrative expenses decreased $3.4 million, or approximately 13% for the three months ended March 31, 2008 compared to the same period in

2007 due primarily to a decrease in various administrative expenses incurred as a result of cost benefits achieved due to the increasing scale of our business in the Core Markets.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $31.2 million, or 105%, to $60.8 million for the three months ended March 31, 2008 from $29.6 million for the three months ended March 31, 2007. Selling expenses increased by $12.3 million, or approximately 96% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase is primarily due to a $6.8 million increase in marketing and advertising expenses incurred to support the growth in the Expansion Markets as well as higher employee costs of $3.3 million. General and administrative expenses increased by $18.3 million, or approximately 108% for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to growth in the Expansion Markets, including the launch of service in the Los Angeles and Las Vegas metropolitan areas and build-out expenses related to the New York, Philadelphia and Boston metropolitan areas.
     Depreciation and Amortization. Depreciation and amortization expense increased $17.9 million, or 46%, to $57.3 million for the three months ended March 31, 2008 from $39.4 million for the three months ended March 31, 2007. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $3.4 million, or 12%, to $31.5 million for the three months ended March 31, 2008 from $28.1 million for the three months ended March 31, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended March 31, 2008.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $10.3 million, or 102%, to $20.4 million for the three months ended March 31, 2008 from $10.1 million for the three months ended March 31, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended March 31, 2008 driven primarily by the launch of service in the Los Angeles metropolitan area.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $4.3 million, or 101%, to $8.5 million for the three months ended March 31, 2008 from $4.2 million for the three months ended March 31, 2007. The increase is due primarily to increases in Core Markets and Expansion Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense increased $0.8 million, or 40%, to $2.9 million for the three months ended March 31, 2008 from $2.1 million for the three months ended March 31, 2007. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the twelve months ended March 31, 2008.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $3.5 million, or 161%, to $5.6 million for the three months ended March 31, 2008 from $2.1 million for the three months ended March 31, 2007. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the twelve months ended March 31, 2008.

	Three Months
	Ended March 31,
Consolidated Data	2008	2007	Change
	(in thousands)
Loss on disposal of assets	$21	$3,050	(99)%
Interest expense	47,425	48,976	(3)%
Impairment loss on investment securities	8,001	—	100%
Provision for income taxes	26,668	24,267	10%
     Loss on disposal of assets. Loss on disposal of assets decreased $3.1 million, or 99% for the three months ended March 31, 2008 from $3.1 million for the three months ended March 31, 2007. During the three months ended March 31, 2007, we recorded a loss on disposal of assets related to our cell sites in certain markets for certain network technology that was retired and replaced with new technology.

     Interest Expense. Interest expense decreased $1.6 million, or 3%, to $47.4 million for the three months ended March 31, 2008 from $49.0 million for the three months ended March 31, 2007. The decrease in interest expense was primarily due to the capitalization of $15.3 million of interest during the three months ended March 31, 2008, compared to $5.6 million of interest capitalized during the same period in 2007. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of the Auction 66 Markets. In addition, our weighted average interest rate decreased to 8.03% for the three months ended March 31, 2008 compared to 8.24% for the three months ended March 31, 2007 as a result of the borrowing rates under the senior secured credit facility. Average debt outstanding for the three months ended March 31, 2008 was $3.0 billion compared to the average debt outstanding for the three months ending March 31, 2007 of $2.6 billion.
     Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. We made investments of $133.9 million in certain AAA/Aaa rated auction rate securities some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at March 31, 2008 have experienced continued failed auctions as the amount of securities submitted for sale in the auctions has exceeded the amount of purchase orders. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of $8.0 million during the three months ended March 31, 2008. See “— Liquidity and Capital Resources.”
     Provision for Income Taxes. Income tax expense was $26.7 million and $24.3 million for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate was 40.29% and 40.03% for the three months ended March 31, 2008 and 2007, respectively. Our effective rates differ from the statutory federal rate of 35% for certain items, state and local taxes, non-deductible expenses and an increase in the valuation allowance.
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
     The following table shows consolidated metric information for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
	2008	2007
Customers:
End of period	4,414,519	3,395,203
Net additions	451,733	454,217
Churn:
Average monthly rate	4.0%	4.0%
ARPU	$42.22	$43.75
CPGA	$121.23	$108.80
CPU	$18.86	$18.56

     Customers. Net customer additions were 451,733 for the three months ended March 31, 2008, compared to 454,217 for the three months ended March 31, 2007, a decrease of 0.5%. Total customers were 4,414,519 as of March 31, 2008, an increase of 30.0% over the customer total as of March 31, 2007 and 11.4% over the customer total as of December 31, 2007. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in the Los Angeles metropolitan area in September 2007.
     Churn. As we do not require a long-term service contract, we expect our churn percentage to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our service during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count that phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended March 31, 2008 and 2007 was 4.0%. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters.
     Average Revenue Per User. ARPU represents (a) service revenues less activation revenues, E-911, FUSF and vendor’s compensation charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $42.22 and $43.75 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $1.53. The decrease in ARPU for the three months ended March 31, 2008, was primarily attributable to higher participation in our Family Plans as well as reduced revenue from certain features now included in our service plans that were previously provided a la carte.
     Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs have increased to $121.23 for the three months ended March 31, 2008 from $108.80 for the three months ended March 31, 2008, which was primarily driven by selling expenses associated with the continued customer growth in our Expansion Markets including the launch of service in the Los Angeles metropolitan area.
     Cost Per User. CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the sum of the average monthly number of customers during such period. CPU for the three months ended March 31, 2008 and 2007 was $18.86 and $18.56, respectively. We continue to achieve cost benefits due to the increasing scale of our business. However, the benefits have been offset by a combination of construction and launch expenses associated with our Expansion Markets, which contributed approximately $3.65 and $2.83 of additional CPU for the three months ended March 31, 2008 and 2007, respectively.

     Core Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Three Months
	Ended March 31,
	2008	2007
	(dollars in thousands)
Core Markets Customers:
End of period	2,795,916	2,484,811
Net additions	137,011	183,853
Core Markets Adjusted EBITDA	$170,526	$150,322
Core Markets Adjusted EBITDA as a Percent of Service Revenues	46.2%	44.6%
     We launched our service in the greater Miami, Atlanta, Sacramento and San Francisco metropolitan areas in 2002. Our Core Markets have a licensed population of approximately 27 million, of which our networks currently cover approximately 24 million.
     Customers. Net customer additions in our Core Markets were 137,011 for the three months ended March 31, 2008, compared to 183,853 for the three months ended March 31, 2007. Total customers were 2,795,916 as of March 31, 2008, an increase of 12.5% over the customer total as of March 31, 2007 and 5.2% over the customer total as of December 31, 2007. The increase in total customers is primarily attributable to the continued demand for our service offerings.
     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended March 31, 2008, Core Markets Adjusted EBITDA was $170.5 million compared to $150.3 million for the same period in 2007. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the three months ended March 31, 2008 and 2007 were 46.2% and 45.0%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.
     Expansion Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Expansion Markets:

	Three Months
	Ended March 31,
	2008	2007
	(dollars in thousands)
Expansion Markets Customers:
End of period	1,618,603	910,392
Net additions	314,722	270,364
Expansion Markets Adjusted EBITDA (Deficit)	$7,288	$(1,005)
Expansion Markets Adjusted EBITDA as a Percent of Service Revenues	3.8%	nm

     Customers. Net customer additions in our Expansion Markets were 314,722 for the three months ended March 31, 2008, compared to 270,364 for the three months ended March 31, 2007. The increase in net customer additions is primarily attributable to the continued demand for our service offerings as well as the continued expansion of our service footprint in the Los Angeles metropolitan area. We have historically experienced greater net additions in the first twelve months following the launch of services. Total customers were 1,618,603 as of March 31, 2008, an increase of 77.8% over the customer total as of March 31, 2007 and an increase of 24.1% over the customer total as of December 31, 2007. The increase in total customers is primarily attributable to the continued demand for our service offerings and the continued growth of our service footprint in the Los Angeles metropolitan area since our launch in September 2007.
     Adjusted EBITDA (Deficit). Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended March 31, 2008, Expansion Markets Adjusted EBITDA was $7.3 million compared to an Adjusted EBITDA deficit of $1.0 million for the same period in 2007. The increase in Adjusted EBITDA, when compared to the same period in the previous year, was attributable to cost benefits achieved due to the increasing scale of our business, offset by construction and launch expenses associated primarily with our markets launched in the prior six months and the buildout of our Auction 66 Markets in the Northeast.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Expansion Markets Adjusted EBITDA as a percent of service revenues for the three months ended March 31, 2008 was 3.8%. Consistent with the increase in Expansion Markets Adjusted EBITDA, we continue to experience corresponding increases in Expansion Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Expansion Markets.
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
     ARPU — We utilize ARPU to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. ARPU is calculated exclusive of activation revenues, as these amounts are a component of our costs of acquiring new customers and are included in our calculation of CPGA. ARPU is also calculated exclusive of E-911, FUSF and vendor’s compensation revenues, as these are generally pass through charges that we collect from our customers and remit to the appropriate government agencies.
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

	Three Months
	Ended March 31,
	2008	2007
	(in thousands, except average
	number of customers and
	ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$561,970	$439,516
Less:
Activation revenues	(3,626)	(2,459)
E-911, FUSF and vendor’s compensation revenues	(26,554)	(20,271)

Net service revenues	$531,790	$416,786
Divided by: Average number of customers	4,198,794	3,175,284

ARPU	$42.22	$43.75

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

	Three Months
	Ended March 31,
	2008	2007
	(in thousands, except gross
	customer additions and
	CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$46,647	$30,106
Less: Activation revenues	(3,626)	(2,459)
Less: Equipment revenues	(100,384)	(97,170)
Add: Equipment revenue not associated with new customers	45,803	42,009
Add: Cost of equipment	200,158	173,308
Less: Equipment costs not associated with new customers	(72,212)	(55,169)

Gross addition expenses	$116,386	$90,625
Divided by: Gross customer additions	960,083	832,983

CPGA	$121.23	$108.80

     CPU — CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)) exclusive of E-911, FUSF, NECA/TRS and vendor’s compensation charges, divided by the sum of the average monthly number of customers during such period. CPU does not include any depreciation and amortization expense. Management uses CPU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CPU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless providers. We believe investors use CPU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless providers, although other wireless carriers may calculate this measure differently. The following table reconciles total costs used in the calculation of CPU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CPU.

	Three Months
	Ended March 31,
	2008	2007
	(in thousands, except average
	number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$188,473	$145,335
Add: General and administrative expense	57,727	42,831
Add: Net loss on equipment transactions unrelated to initial customer acquisition	26,409	13,160
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(8,465)	(4,211)
Less: E-911, FUSF and vendor’s compensation charges	(26,554)	(20,271)

Total costs used in the calculation of CPU	$237,590	$176,844
Divided by: Average number of customers	4,198,794	3,175,284

CPU	$18.86	$18.56

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. At March 31, 2008, we had a total of approximately $1.3 billion in cash and cash equivalents. We have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At March 31, 2008, we had invested substantially all of our cash and cash equivalents in money market funds consisting of U.S. treasury securities.
     We hold investments of $133.9 million in certain auction rate securities some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with our investment policy guidelines, the auction rate securities investments held by us all had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at March 31, 2008 have experienced continued failed auctions as the amount of securities submitted for sale in the auctions has exceeded the amount of purchase orders. In addition, three auction rate securities held by us have been placed on credit watch and three auction rate securities have been downgraded from AAA/Aaa. As of May 9, 2008, the remaining auction rate securities held by us still retain a AAA/Aaa rating as reported by Standard and Poors and Moody’s Investors Service.
     The estimated market value of our auction rate security holdings at March 31, 2008 was approximately $28.0 million, which reflects a $105.9 million adjustment to the principal value of $133.9 million. The estimated market value at December 31, 2007 was approximately $36.1 million, which reflected a $97.8 million adjustment to the principal value at that date. Although the auction rate securities continue to pay interest according to their stated terms, based on statements received from our broker and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $8.0 million during the three months ended March 31, 2008, reflecting an additional portion of auction rate security holdings that we have concluded have an other-than-temporary decline in value.
     Historically, given the liquidity created by auctions, our auction rate securities were presented as current assets under short-term investments on our balance sheet. Given the failed auctions, our auction rate securities are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on our balance sheet as of March 31, 2008 and December 31, 2007. The $105.9 million impairment charges recorded to date does not have a material impact on our liquidity and is not included in our approximately $1.3 billion in cash and cash equivalents as of March 31, 2008. If uncertainties in the credit and capital markets continue or these markets deteriorate further, we may incur additional impairments to its auction rate securities. Management believes that any future additional impairment charges will not have a material effect on our liquidity.

     Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as clusters. We are seeking opportunities to enhance our current market clusters and to provide service in new geographic areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. We participated as a bidder in FCC Auction 66 and in November 2006 we were granted eight licenses for a total aggregate purchase price of approximately $1.4 billion. On January 24, 2008, the FCC commenced Auction 73. On January 15, 2008, MetroPCS 700 MHz, LLC, a wholly-owned subsidiary of the Company, submitted an upfront payment to the FCC in the amount of $153.7 million to qualify to participate in Auction 73. Auction 73 concluded on March 18, 2008 and the FCC announced that the Company was the high bidder, with a winning bid of approximately $313.3 million, on a 10 MHz license covering a total population of approximately 8.3 million for the Boston economic area, which is encompassed within the geographic boundaries of our existing AWS license for the Boston metropolitan area. On April 2, 2008, we filed our post-auction application with the FCC to secure a final grant of the 700 MHz license and on April 16, 2008, we paid the FCC the remaining $159.6 million for the 700 MHz license. On April 22, 2008, the FCC released a public notice accepting our application for filing.
     As a result of the acquisition of the spectrum licenses from Auction 66 and the opportunities that these licenses provide for us to expand our operations into major metropolitan markets, we will require significant additional capital in the future to finance the construction and initial operating costs associated with such licenses. We generally do not intend to commence the construction of any individual license area until we have sufficient funds available to provide for the related construction and operating costs associated with such license area. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. We launched service in the Las Vegas metropolitan area in March 2008. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 through the first half of 2009. Our initial launch dates will vary in our Auction 66 Markets and our launch dates in the larger metropolitan areas will be accomplished in phases. Our Auction 66 Markets will entail a more extensive use of DAS systems than we have deployed in the past. This, along with other factors, could result in an increase in the total capital expenditures per covered population to initially launch operations, however, we would not expect the estimate of total cash expenditures to reach free cash flow positive to be materially impacted. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the first three months of 2008 were approximately $183.6 million and aggregate capital expenditures for 2007 were approximately $767.7 million. These expenditures were primarily associated with the construction of the network infrastructure in our Expansion Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites and switches. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new Expansion Markets have attractive demographics which will result in increased revenues.
     As of March 31, 2008, we owed an aggregate of approximately $3.0 billion under our senior secured credit facility and 9 1/4% senior notes.
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
     We consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present this discussion of Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. If our Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on Adjusted

EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended March 31, 2008, our senior secured leverage ratio was 2.05 to 1.0, which means for every $1.00 of Adjusted EBITDA we had $2.05 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for, operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.
     The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$39,519	$36,352
Adjustments:
Depreciation and amortization	57,300	39,380
Loss on disposal of assets	21	3,050
Stock-based compensation expense (1)	8,465	4,211
Interest expense	47,425	48,976
Accretion of put option in majority-owned subsidiary (1)	303	238
Interest and other income	(9,888)	(7,157)
Impairment loss on investment securities	8,001	—
Provision for income taxes	26,668	24,267

Consolidated Adjusted EBITDA	$177,814	$149,317

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.
     In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$107,449	$111,572
Adjustments:
Interest expense	47,425	48,976
Non-cash interest expense	(600)	(1,096)
Interest and other income	(9,888)	(7,157)
Provision for uncollectible accounts receivable	(44)	(127)
Deferred rent expense	(5,997)	(2,039)
Cost of abandoned cell sites	(1,668)	(1,796)
Accretion of asset retirement obligation	(515)	(282)
Gain on sale of investments	—	959
Provision for income taxes	26,668	24,267
Deferred income taxes	(25,548)	(23,611)
Changes in working capital	40,532	(349)

Consolidated Adjusted EBITDA	$177,814	$149,317

Operating Activities
     Cash provided by operating activities was $107.4 million during the three months ended March 31, 2008 compared to $111.6 million during the three months ended March 31, 2007. The decrease was primarily attributable to an $85.8 million decrease in accounts payable and accrued expenses that was partially offset by a $57.6 million reduction in inventory during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
  Investing Activities
     Cash used in investing activities was $329.4 million during the three months ended March 31, 2008 compared to $74.1 million during the three months ended March 31, 2007. The increase was due primarily to a $153.7 million deposit to the FCC for participation in Auction 73 and a $27.4 million increase in purchases of property and equipment which was primarily related to construction in the Expansion Markets, and a $83.2 million decrease in net proceeds from the sale of investments.
  Financing Activities
     Cash provided by financing activities was $62.4 million during the three months ended March 31, 2008 compared to $32.4 million during the three months ended March 31, 2007. This increase was due primarily to a $27.5 million increase in book overdraft liability as a result of the timing of accounts payable disbursements.
  Capital Expenditures and Other Asset Acquisitions and Dispositions
     Capital Expenditures. We and Royal Street currently expect to incur capital expenditures in the range of $1.1 billion to $1.3 billion for the year ending December 31, 2008 in our Core and Expansion Markets, which includes $600 million to $700 million in our Auction 66 Markets. In addition, we will spend $313.3 million for the purchase of spectrum in Auction 73 for the year ended December 31, 2008.
     During the three months ended March 31, 2008, we and Royal Street incurred $183.6 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Boston, Las Vegas, Los Angeles, New York and Philadelphia Expansion Markets.
     During the year ended December 31, 2007, we and Royal Street incurred $767.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Los Angeles metropolitan area, which was launched in September 2007.
     Other Acquisitions and Dispositions. On December 21, 2007, the Company executed an agreement with PTA Communications, Inc. (“PTA”) to purchase 10 MHz of PCS spectrum from PTA for the basic trading area of Jacksonville, Florida. The Company also entered into agreements with NTCH, Inc. (dba Cleartalk PCS) and PTA-FLA, Inc. for the purchase of certain of their assets used in providing PCS wireless telecommunications services in the Jacksonville market. Consummation of both acquisitions is conditioned on customary closing conditions and the license purchase agreement also requires approval by the Federal Communications Commission (“FCC”). On January 17, 2008, the Company closed on the acquisition of certain assets used in providing PCS wireless services. The Company paid a total of $18.6 million in cash for these assets, exclusive of transaction costs. On February 27, 2008, the FCC issued a public notice announcing the approval of the acquisition of the 10 MHz of spectrum. The Company plans to consummate the acquisition of the 10 MHz license in the second quarter of 2008.

     On January 24, 2008, the FCC commenced Auction 73. On January 15, 2008, MetroPCS 700 MHz, LLC, a wholly-owned subsidiary of the Company, submitted an upfront payment to the FCC in the amount of $153.7 million to qualify to participate in Auction 73. Auction 73 concluded on March 18, 2008 and the FCC announced that the Company was the high bidder, with a winning bid of approximately $313.3 million, on a 10 MHz license covering a total population of approximately 8.3 million for the Boston economic area, which is encompassed within the geographic boundaries of our existing AWS license for the Boston metropolitan area. On April 2, 2008, we filed our post-auction application with the FCC to secure a final grant of the 700 MHz license and, on April 16, 2008, we paid the FCC the remaining $159.6 million for the 700 MHz license. On April 22, 2008, the FCC released a public notice accepting our application for filing.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Inflation
     We believe that inflation has not materially affected our operations.
Effect of New Accounting Standards
     We believe that the adoption of new accounting standards has not materially affected our results of operations. For further discussion see Note 18 to the financial statements included in this report.
  Fair Value Measurements
     We do not expect changes in the aggregate fair value of our financial assets and liabilities to have a material impact on the consolidated financial statements. See Note 9 to the financial statements included in this report.
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
     As of March 31, 2008, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of March 31, 2008 was 6.468%. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed-rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate swap agreement expires in 2010. If market LIBOR rates increase 100 basis points over the rates in effect at March 31, 2008, annual interest expense on the approximately $576.0 million in variable rate debt would increase approximately $5.8 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2008 in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
     During the first quarter of 2008 and effective as of April 1, 2008, the Company completed its accounting system conversion from Solomon Accounting Software to Oracle Enterprise Business Suite (“Oracle ERP”). Management is redesigning and evaluating our internal controls over financial reporting for the new Oracle ERP environment to ensure that our controls and procedures continue to be effective. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, held by Leap. The complaint seeks both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for our alleged willful infringement by our wireless communication systems and associated services of the ‘497 patent. We have answered the complaint, raised a number of affirmative defenses, and together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap, including Leap’s CEO. In our counterclaims, we claim that we do not infringe any valid or enforceable claim of the ‘497 Patent and we assert claims for breach of contractual obligations, constructive trust, misappropriation, conversion and misappropriation of trade secrets, misappropriation of confidential information, and breach of a confidential relationship. Our counterclaims seek monetary and exemplary damages, and injunctive relief. Certain of the Leap defendants, including its CEO, have answered our counterclaims, denied our allegations and asserted affirmative defenses to our counterclaims. In connection with denying a motion to dismiss by certain individual defendants, the court concluded that our claims against those defendants were compulsory counterclaims.
     On October 31, 2007, pursuant to a joint motion by the parties, the Court entered an order administratively closing the suit. On February 14, 2008, the Court entered an order reopening the action, and the court has scheduled the claims construction hearing for late June 2008 and trial for early December 2008. We plan to vigorously defend against Leap’s claims relating to the ‘497 Patent.
     We have also tendered Leap’s claims to the manufacturer of our network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Alcatel Lucent declined to indemnify and defend us. We filed a petition in state district court in Harrison County, Texas, Cause No. 07-0710, for a declaratory ruling that Alcatel Lucent is obligated to cooperate, indemnify, defend and hold us harmless from the Leap patent infringement action and for specific performance, for injunctive relief and for breach of contract. Alcatel Lucent has responded to our petition and requested that the Court dismiss, abate, stay, and deny every claim in our petition asserted against Alcatel Lucent and order us to amend our petition. We have responded to Alcatel Lucent’s request. The parties have agreed to postpone the hearing on Alcatel Lucent’s request. No hearing is currently scheduled for Alcatel Lucent’s request. We intend to vigorously prosecute our action.
     On September 22, 2006, Royal Street Communications filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent is invalid and not being infringed upon by Royal Street Communications. Leap responded to Royal Street Communications’ complaint by filing a motion to dismiss Royal Street Communications’ complaint for lack of jurisdiction or, in the alternative, that the action be transferred to the United States District Court for the Eastern District of Texas, Marshall Division, where Leap has brought suit against the Company under the same patent. Royal Street Communications responded to this motion, but the Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-00285-TJW, where it remains pending. In February 2008, Leap answered the complaint and counterclaimed against Royal Street Communications, alleging that Royal Street Communications’ willfully infringes the ‘497 Patent and seeking both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for Royal Street Communications’ alleged willful infringement by its wireless communication systems and associated services of the ‘497 patent. Leap has also filed a motion to consolidate this action with the Leap action against us. Royal Street Communications has opposed such motion to consolidate. Royal Street Communications plans to vigorously defend against Leap’s claims relating to the ‘497 Patent.
     If Leap were successful in its claim for injunctive relief in either action, we and Royal Street Communications could be enjoined from operating our respective businesses in the manner in which we and Royal Street

Communications currently operate, which could require us and Royal Street Communications to expend additional capital to change certain technologies and operating practices, or could prevent both us and Royal Street Communications from offering some or all of the services we each provide using some or all of our or Royal Street Communications’ existing systems. In addition, if Leap were successful in its claim for monetary damages, we and Royal Street could be forced to pay Leap substantial damages, including treble damages if found to have willfully infringed the ‘497 Patent, for past infringement and/or ongoing royalties on a portion of both our revenues, which could materially adversely impact our and Royal Street Communications’ financial performance. Further, if Leap were successful, we and/or Royal Street could be required to pay Leap’s attorneys’ fees.
     On August 15, 2006, we filed a separate action in the California Superior Court, Stanislaus County, Case No. 382780, against Leap and others for unfair competition, misappropriation of trade secrets, interference with contracts, breach of contract, intentional interference with prospective business advantage, and trespass. In this suit we seek monetary and punitive damages and injunctive relief. We have amended our complaint in response to demurrers and motions filed by Leap and Orders of the Court. On August 16, 2007, we filed our Third Amended Complaint which among other things eliminated the trespass claims. On September 20, 2007, Defendants demurred to the Third Amended Complaint alleging that the claims were uncertain and we have responded. On October 24, 2007, the parties filed a stipulation to request that the Court stay the action and discovery for 90 days following the entry of the Order granting the stay. On January 28, 2008, the Court entered an order extending the stay of the action and of discovery until May 27, 2008. If the Court reinstates the suit at the request of either party, we believe the Court will most likely set new dates for the action and discovery. We plan to vigorously prosecute this action.
     On January 7, 2008, Freedom Wireless, Inc., or Freedom Wireless, filed suit against Verisign, Inc., our billing vendor, and several telecommunications providers who use Verisign’s billing system, including us, in the United States District Court for the Northern District of California, San Francisco Division, Civil Action Number CV-08-112-JL, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled "Prepaid Security Cellular Telecommunications System”, or collectively the Freedom Wireless Patents, held by Freedom Wireless. The complaint seeks both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for our alleged willful infringement of the Freedom Wireless Patents. We have tendered this action to Verisign and it has indicated it is reviewing our indemnification request. Verisign also has indicated that it plans to leave the telecommunications service business and cease providing us with billing services through the end of our current contract. We can give no assurance that Verisign will defend us against this action or that Verisign may not cease providing us with billing services altogether. We plan to vigorously defend against Freedom Wireless’ claims related to the Freedom Wireless Patents.
     If Freedom Wireless is successful in its claim for injunctive relief, we could be enjoined from operating our business in the manner we operate currently, which could require us to redesign our current billing or other systems, to expend additional capital to change certain of our technologies and operating practices, or could prevent us from offering certain of our services. In addition, if Freedom Wireless is successful in its claim for monetary damage, and Verisign does not or is unable to pay such damages, we could be forced to pay substantial damages, including treble damages and attorneys’ fees, for past infringement and/or ongoing royalties on a portion of our revenues, which could materially adversely impact our financial performance. If Freedom Wireless prevails in its action, it could have a material adverse effect on our business, financial condition and results of operations. Moreover, the actions may consume valuable management time, may be very costly to defend and may distract management attention away from our business.
     In addition, we are involved in other litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. We are not currently party to any other pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008 other than the changes and additions to the Risk Factors set forth below.

Risks Related to Our Business
We face intense competition from other telecommunications providers which could adversely affect our operating results and hinder our ability to grow.
     We compete directly in each of our markets with other wireless, wireline, cable, and satellite communications providers. Many of our current and prospective competitors are, or are affiliated with, major companies that have substantially greater financial, technical, personnel and marketing resources than we have (including spectrum holdings, brands and intellectual property) and larger market share than we have, which may affect our ability to compete successfully. These competitors often have established relationships with a larger base of current and potential customers. Some of our competitors may undertake mergers and strategic alliances that allow them greater access to capital, access to wider geographic territory, access to greater spectrum or attractive bundles of services. Also, the FCC has taken certain regulatory actions designed to provide greater capacity and flexibility to our competitors. For example, the FCC recently increased the amount of spectrum in which CDMA operators of Mobile-Satellite Service, or MSS, low-earth orbit satellite systems in the 1.6/2.4 GHz bands, or the Big LEO bands, may provide ancillary terrestrial component, or ATC, service which may compete directly with our services. In addition, some of our competitors are or are becoming or may become privately owned, which may provide them with certain advantages and increased flexibility. Although our flat-rate, no long-term contract service offerings distinguish us from many of our competitors, the competitive pressures of the wireless telecommunications industry have caused, and may continue to cause, other carriers to offer unlimited service plans or service plans with increasingly large bundles of minutes of use at increasingly lower prices. All of our national wireless competitors have recently begun offering, and certain regional carriers already offered, unlimited fixed-rate service plans in the markets we currently operate and plan to operate and this may cause other wireless PCS competitors to also offer unlimited fixed-rate service plans. Moreover, certain carriers we compete against, or may compete against in the future, offer additional services, such as wireline phone service, cable or satellite television, media and Internet, and are capable of bundling their wireless services with such other services in a package of services that we may not be able to duplicate at competitive prices. In response to competitive offerings, we have added, and in the future may be required to add, additional select features to our existing service plans in our metropolitan areas, and we may consider additional targeted promotional activities as we evaluate the competitive environment going forward. We will be unable to launch fixed-rate unlimited service plans ahead of our competition in our new markets. As a result, we expect that increased competition may result in more competitive pricing, slower growth and increased churn of our customer base, as well as the possibility of having to change our service plans in response to competition, which may result in lower revenues, lower ARPU, and lower adjusted EBITDA.
Some of our competitors have technological capabilities or greater amounts of spectrum that we may not be able to successfully compete with in our existing metropolitan areas or any new metropolitan areas we may launch, which could materially and adversely affect our business and financial results in the future.
     Some of the carriers we compete against provide wireless services using cellular frequencies in the 800 MHz band and in the future will use 700 MHz frequencies. These frequencies enjoy propagation advantages over the PCS and AWS spectrum we currently hold or have access to, which may cause us and Royal Street to have to spend more capital than our competitors in certain areas to cover the same area. In addition, competitors and emerging technology companies may use technologies which may have advantages over CDMA or use lower priced or unlicensed spectrum. Two of our national wireless competitors acquired a significant portion of the 700 MHz spectrum recently auctioned by the FCC. The national wireless carriers in many instances on average have more spectrum in each of the metropolitan areas than we or Royal Street do. We may not be able to obtain additional spectrum or offer certain services as a result of not being willing or able to match the prices being offered or paid by large national carriers. As a result, we may experience material and adverse effects on our business and financial results in the future.
A patent infringement suit has been filed against us by Leap which could have a material adverse effect on our business or results of operations.
     On June 14, 2006, Leap and Cricket Communications, Inc., or collectively Leap, filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent

No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, held by Leap. The complaint seeks both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for our alleged willful infringement of such patent. The court has scheduled the claim construction hearing for late June 2008 and trial for early December 2008.
     On September 22, 2006, Royal Street Communications filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent is invalid and not being infringed upon by Royal Street Communications. Leap responded to Royal Street Communications’ complaint by filing a motion to dismiss Royal Street Communications’ complaint for lack of jurisdiction or, in the alternative, that the action be transferred to the United States District Court for the Eastern District of Texas, Marshall Division, where Leap has brought suit against the Company under the same patent. Royal Street Communications responded to this motion, but the Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-00285-TJW, where it remains pending. In February 2008, Leap answered the complaint and counterclaimed against Royal Street Communications, claiming that Royal Street Communications’ willfully infringes the ‘497 Patent and seeking both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for Royal Street Communications’ alleged willful infringement by its wireless communication systems and associated services of the ‘497 patent. Leap also has filed a motion to consolidate this action with its action against us. Royal Street Communications has opposed such motion.
     If Leap were successful in its claim for injunctive relief in either action, we and Royal Street Communications could be enjoined from operating our respective businesses in the manner in which we and Royal Street Communications currently operate, which could require us and Royal Street Communications to expend additional capital to change certain technologies and operating practices, or could prevent both us and Royal Street Communications from offering some or all of the services we each provide using some or all of the existing systems. In addition, if Leap were successful in its claim for monetary damages, we and Royal Street Communications could be forced to pay Leap substantial damages, including treble damages and attorneys’ fees, for past infringement and/or ongoing royalties on a portion of both our revenues, which could materially adversely impact our financial performance and Royal Street Communications’ financial performance.
We may be delayed in starting operations in the Auction 66 Markets because the incumbent licensees may have unreasonable demands for relocation or may refuse to relocate.
     The spectrum allocated for AWS currently is utilized by a variety of categories of existing licensees (Broadband Radio Service, Fixed Service) as well as governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of certain governmental users from the AWS band. However, not all governmental licensees are obligated to relocate. To foster the relocation of non-governmental incumbent licensees, the FCC also adopted a transition and cost sharing plan under which incumbent licensees can be reimbursed for relocating out of the AWS band with the costs of relocation being shared by AWS licensees benefiting from the relocation. The FCC has established rules requiring the new AWS licensee and the non-governmental incumbent licensee to negotiate voluntarily for up to three years before the non-governmental incumbent licensee is subject to mandatory relocation. If any incumbent government licensee delays or refuses to relocate out of the AWS band in a metropolitan area where we have been granted a license, we may be delayed or prevented from serving certain geographic areas or customers within the metropolitan area and such inability may have a material adverse effect on our financial performance and our future prospects. In addition, if any of the non-governmental incumbent licensees refuse to voluntarily relocate, we may be delayed in using the AWS spectrum granted to us and such delay may have a material adverse effect on our ability to serve the metropolitan areas, our financial performance, and our future prospects. One government incumbent user is the United States Department of Defense, or DoD who has notified us that our planned use of the AWS spectrum in the Los Angeles metropolitan areas would interfere with existing DoD systems and therefore we would not be permitted to use our AWS spectrum in advance of the current DoD relocation schedules. The DOD Joint Spectrum Center, or JSC, is reviewing the potential for interference by our planned systems with existing DoD systems in Los Angeles. If the JSC concludes that our use of the AWS spectrum in the Los Angeles metropolitan area will cause interference to incumbent DoD systems, we could be delayed from expanding service using the AWS spectrum in the Los Angeles area.

We may in the future become subject to the FCC’s anti-collusion rule in the course of upcoming FCC auctions which may preclude us from engaging in certain activities.
     Whenever we submit an application to participate in an auction of spectrum held by the FCC we become subject to the FCC’s anti-collusion rule. If we submit an application to participate in an auction of spectrum held by the FCC, applicable FCC rules place certain restrictions on business communications with other applicants. For example, the FCC has indicated that discussions with other carriers regarding roaming agreements, the partitioning of markets or the disaggregation of spectrum, or the acquisition of licenses or licensees, may implicate the anti-collusion rule if both parties to the discussions are competing applicants in the auction and, in the course of the discussions, the parties exchange information pertaining to or affecting their bids, bidding strategy or the post-auction market structure. These anti-collusion restrictions may affect the normal conduct of our business by inhibiting discussions and the conclusion of beneficial transactions with other carriers from the time applications are due until after the conclusion of the auction, which time period could be substantial. Failure to comply with the anti-collusion rule may subject us, among other things, to fines and forfeitures and possible loss of any licenses in which we were the high bidder.
The FCC may adopt rules requiring new point-to-multipoint emergency alert capabilities that would require us to make costly investments in new network equipment and consumer handsets.
     Congress recently passed the Warning, Alert, and Response Network Act, or the Act, which requires the FCC to adopt, relevant technical standards, protocols, procedures and other technical requirements based on such recommendations necessary to enable alerting capability for commercial mobile radio service, or CMRS, providers that voluntarily elect to transmit emergency alerts. Under the Act, a CMRS carrier can elect not to participate in providing such alerting capability. If a CMRS carrier elects to participate, the carrier may not charge separately for the alerting capability. In April 2008 the FCC completed its rulemaking. We are currently analyzing whether we will elect to participate in providing such capability. If we decide to participate in providing such alerting capability, it would require us to purchase new or additional equipment, which amounts may be material, and may also require consumers to purchase new handsets. If we elect to not participate and our competitors do elect to participate, we may experience slower growth and higher churn if subscribers do not purchase our service or terminate their service because we do not provide this capability, and such increase in churn or slower growth could have a material adverse effect on our financial and operational results.
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

METROPCS COMMUNICATIONS, INC.
Date: May 9, 2008	By:	/s/ Roger D. Linquist
Roger D. Linquist
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer

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