Form 10-Q
period 2008-06-30
METROPCS COMMUNICATIONS INC
filed 2008-08-08
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On July 31, 2008, there were 349,919,277 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1
Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2008 and 2007	2
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	3
Notes to Condensed Consolidated Interim Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	52
Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	54
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits	60
SIGNATURES	61
Third Amendment to the Second Amended and Restated Credit Agreement
Fourth Amendment to the Second Amended and Restated Credit Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

*	No reportable information under this item.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$1,128,937	$1,470,208
Inventories, net	43,146	109,139
Accounts receivable (net of allowance for uncollectible accounts of $3,533 and $2,908 at June 30, 2008 and December 31, 2007, respectively)	38,445	31,809
Prepaid charges	53,944	60,469
Deferred charges	31,334	34,635
Deferred tax asset	4,921	4,920
Other current assets	20,778	21,704

Total current assets	1,321,505	1,732,884

Property and equipment, net	2,263,223	1,891,411
Long-term investments	21,348	36,050
FCC licenses	2,390,959	2,072,895
Microwave relocation costs	10,969	10,105
Other assets	70,775	62,785

Total assets	$6,078,779	$5,806,130

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$479,025	$439,449
Current maturities of long-term debt	16,411	16,000
Deferred revenue	127,286	120,481
Other current liabilities	5,158	4,560

Total current liabilities	627,880	580,490
Long-term debt, net	3,003,521	2,986,177
Deferred tax liabilities	349,952	290,128
Deferred rents	48,746	35,779
Redeemable minority interest	5,652	5,032
Other long-term liabilities	74,995	59,778

Total liabilities	4,110,746	3,957,384

COMMITMENTS AND CONTINGENCIES (See Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common Stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 349,898,967 and 348,108,027 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	35	35
Additional paid-in capital	1,553,234	1,524,769
Retained earnings	428,395	338,411
Accumulated other comprehensive loss	(13,631)	(14,469)

Total stockholders’ equity	1,968,033	1,848,746

Total liabilities and stockholders’ equity	$6,078,779	$5,806,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Service revenues	$598,562	$479,341	$1,160,532	$918,857
Equipment revenues	80,245	71,835	180,629	169,005

Total revenues	678,807	551,176	1,341,161	1,087,862

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $53,061, $36,653, $101,717 and $71,827, shown separately below)	206,140	162,227	394,614	307,562
Cost of equipment	160,088	133,439	360,245	306,747
Selling, general and administrative expenses (excluding depreciation and amortization expense of $7,827, $4,471, $16,471 and $8,677, shown separately below)	113,419	82,717	217,793	155,654
Depreciation and amortization	60,888	41,124	118,188	80,504
Loss (gain) on disposal of assets	2,628	(393)	2,649	2,657

Total operating expenses	543,163	419,114	1,093,489	853,124

Income from operations	135,644	132,062	247,672	234,738

OTHER EXPENSE (INCOME):
Interest expense	45,664	49,168	93,083	98,144
Accretion of put option in majority-owned subsidiary	317	254	620	492
Interest and other income	(5,372)	(14,494)	(15,254)	(21,651)
Impairment loss on investment securities	9,079	—	17,080	—

Total other expense	49,688	34,928	95,529	76,985

Income before provision for income taxes	85,956	97,134	152,143	157,753

Provision for income taxes	(35,491)	(39,040)	(62,159)	(63,307)

Net income	50,465	58,094	89,984	94,446

Accrued dividends on Series D Preferred Stock	—	(1,319)	—	(6,499)
Accrued dividends on Series E Preferred Stock	—	(189)	—	(929)
Accretion on Series D Preferred Stock	—	(30)	—	(148)
Accretion on Series E Preferred Stock	—	(22)	—	(107)

Net income applicable to Common Stock	$50,465	$56,534	$89,984	$86,763

Net income	$50,465	$58,094	$89,984	$94,446
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	504	1,807	504	2,402
Unrealized gains (losses) on cash flow hedging derivative, net of tax	11,118	6,898	(4,508)	5,129
Reclassification adjustment for losses (gains) included in net income, net of tax	3,124	(1,487)	4,842	(2,528)

Comprehensive income	$65,211	$65,312	$90,822	$99,449

Net income per common share:
Basic	$0.14	$0.17	$0.26	$0.29

Diluted	$0.14	$0.17	$0.25	$0.28

Weighted average shares:
Basic	349,051,983	296,670,880	348,608,037	227,238,734

Diluted	356,177,866	306,484,317	355,440,059	235,898,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the six months ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,984	$94,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,188	80,504
Provision for uncollectible accounts receivable	121	23
Deferred rent expense	12,967	4,265
Cost of abandoned cell sites	2,322	3,832
Stock-based compensation expense	19,472	11,864
Non-cash interest expense	1,205	2,048
Loss on disposal of assets	2,649	2,657
Gain on sale of investments	—	(2,241)
Impairment loss on investment securities	17,080	—
Accretion of asset retirement obligation	1,248	572
Accretion of put option in majority-owned subsidiary	620	492
Deferred income taxes	59,794	62,158
Changes in assets and liabilities:
Inventories	65,993	2,741
Accounts receivable	(6,757)	(1,415)
Prepaid charges	(17,920)	(7,625)
Deferred charges	3,300	1,086
Other assets	(335)	(9,332)
Accounts payable and accrued expenses	(46,872)	7,212
Deferred revenue	6,832	12,383
Other liabilities	1,527	1,639

Net cash provided by operating activities	331,418	267,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(388,502)	(347,114)
Change in prepaid purchases of property and equipment	24,446	(3,389)
Proceeds from sale of property and equipment	400	188
Purchase of investments	—	(2,371,757)
Proceeds from sale of investments	37	1,226,823
Change in restricted cash and investments	—	556
Purchases of and deposits for FCC licenses	(313,267)	—
Cash used in business acquisitions	(25,162)	—
Microwave relocation costs	(1,117)	(400)

Net cash used in investing activities	(703,165)	(1,495,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	29,479	59,076
Proceeds from 9 1/4% Senior Notes	—	423,500
Proceeds from initial public offering	—	862,500
Debt issuance costs	—	(3,008)
Cost of raising capital	—	(44,266)
Repayment of debt	(8,000)	(8,000)
Proceeds from exercise of stock options	8,997	4,320

Net cash provided by financing activities	30,476	1,294,122

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(341,271)	66,338
CASH AND CASH EQUIVALENTS, beginning of period	1,470,208	161,498

CASH AND CASH EQUIVALENTS, end of period	$1,128,937	$227,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (collectively, the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because Royal Street is a variable interest entity and the Company will absorb all of Royal Street’s expected losses. All intercompany accounts and transactions between MetroPCS and its wholly-owned subsidiaries and Royal Street have been eliminated in the consolidated financial statements. The redeemable minority interest in Royal Street is included in long-term liabilities. The condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended June 30, 2008 and 2007, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
     Federal Universal Service Fund (“FUSF”) and E-911 fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in service revenues and cost of service on the accompanying statements of income and comprehensive income. For the three months ended June 30, 2008 and 2007, the Company recorded approximately $30.3 million and $25.3 million, respectively, of FUSF and E-911 fees. For the six months ended June 30, 2008 and 2007, the Company recorded approximately $56.6 million and $45.2 million, respectively, of FUSF and E-911 fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.
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
     On April 24, 2007, MetroPCS consummated its initial public offering (the “Offering”) of 57,500,000 shares of common stock priced at $23.00 per share (less underwriting discounts and commissions). MetroPCS sold 37,500,000 shares of common stock and certain of MetroPCS’ existing stockholders sold 20,000,000 shares of common stock in the Offering, which included 7,500,000 shares sold by MetroPCS’ existing stockholders pursuant to the underwriters’ exercise of their over-allotment option. Concurrent with the Offering, all outstanding shares of preferred stock, including accrued but unpaid dividends, were converted into 150,962,644 shares of common stock. The shares began trading on April 19, 2007 on the New York Stock Exchange under the symbol “PCS”.
2. Acquisitions:
     On December 21, 2007, the Company executed an agreement with PTA Communications, Inc. (“PTA”) to purchase 10 MHz of personal communications services (“PCS”) spectrum from PTA for the basic trading area of

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Jacksonville, Florida. The Company also entered into agreements with NTCH, Inc. (dba Cleartalk PCS) and PTA-FLA, Inc. for the purchase of certain of their assets used in providing PCS wireless telecommunications services in the Jacksonville market. On January 17, 2008, the Company closed on the acquisition of certain assets used in providing PCS wireless services. The Company paid a total of $18.6 million in cash for these assets, exclusive of transaction costs. On May 13, 2008, the Company closed on the purchase of the 10 MHz of spectrum from PTA for the basic trading area of Jacksonville, Florida for consideration of $6.5 million in cash.
3. Share-Based Payments:
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), "Share-Based Payment,” (“SFAS No. 123(R)”), the Company has recognized stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted to employees. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense recognized under SFAS No. 123(R) was $11.0 million and $7.7 million for the three months ended June 30, 2008 and 2007, respectively. Cost of service for the three months ended June 30, 2008 and 2007 includes $0.7 million and $0.5 million, respectively, of stock-based compensation. For the three months ended June 30, 2008 and 2007, selling, general and administrative expenses include $10.3 million and $7.2 million, respectively, of stock-based compensation. Stock-based compensation expense recognized under SFAS No. 123(R) was $19.5 million and $11.9 million for the six months ended June 30, 2008 and 2007, respectively. Cost of service for the six months ended June 30, 2008 and 2007 includes $1.2 million and $0.7 million, respectively, of stock-based compensation. For the six months ended June 30, 2008 and 2007, selling, general and administrative expenses include $18.3 million and $11.2 million, respectively, of stock-based compensation.
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
4. Investments:
     The Company has historically invested its substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At June 30, 2008, the Company had invested substantially all of its cash and cash equivalents in money market funds consisting of treasury securities.
     The Company made an original investment of $133.9 million in principal in certain auction rate securities, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with the Company’s investment policy guidelines, the auction rate securities investments held by the Company all had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by the Company at June 30, 2008 have experienced continued failed auctions as the amount of securities submitted for sale in the auctions has exceeded the amount of purchase orders. In addition, substantially all of the auction rate securities held by the Company have been downgraded or placed on credit watch by at least one credit rating agency.
     The estimated market value of the Company’s auction rate security holdings at June 30, 2008 was approximately $19.7 million, which reflects a $114.2 million adjustment to the original principal value of $133.9 million. The estimated market value at December 31, 2007 was approximately $36.1 million, which reflected a $97.8 million adjustment to the principal value at that date. Although the auction rate securities continue to pay interest according to their stated terms, based on statements received from the Company’s broker and an analysis of other-than-temporary impairment factors, the Company recorded an impairment charge of $9.1 million and $17.1 million during the three and six months ended June 30, 2008, respectively, reflecting an additional portion of auction rate

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
security holdings that the Company has concluded have an other-than-temporary decline in value. The offsetting increase in fair value of approximately $0.7 million is reported in accumulated other comprehensive loss in the consolidated balance sheets, net of income taxes in the amount of $0.2 million.
     Historically, given the liquidity created by auctions, the Company’s auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. Given the failed auctions, the Company’s auction rate securities are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on the accompanying balance sheets as of June 30, 2008 and December 31, 2007. If uncertainties in the credit and capital markets continue or these markets deteriorate further, the Company may incur additional impairments to its auction rate securities.
5. Derivative Instruments and Hedging Activities:
     On November 21, 2006, MetroPCS Wireless, Inc., a wholly-owned indirect subsidiary of MetroPCS (“Wireless”), entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of Wireless’ secured credit facility, pursuant to which Wireless may borrow up to $1.7 billion, as amended, (the “Senior Secured Credit Facility”). The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%.
     On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. The agreement is effective on June 30, 2008, covers a notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.46%. The monthly interest settlement periods began on June 30, 2008. This agreement expires on June 30, 2010. This financial instrument is reported in long-term investments at a fair market value of approximately $1.6 million as of June 30, 2008. The change in fair value of $1.6 million is reported in accumulated other comprehensive loss in the consolidated balance sheets, net of income taxes in the amount of approximately $0.6 million.
     The interest rate protection agreement has been designated as a cash flow hedge. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three months ended June 30, 2008, the change in fair value did not result in ineffectiveness.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
6. Property and Equipment:
     Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Construction-in-progress	$538,878	$393,282
Network infrastructure	2,215,024	1,901,119
Office equipment	60,044	44,059
Leasehold improvements	39,990	33,410
Furniture and fixtures	9,712	7,833
Vehicles	229	207

	2,863,877	2,379,910
Accumulated depreciation	(600,654)	(488,499)

Property and equipment, net	$2,263,223	$1,891,411

7. FCC Licenses and Microwave Relocation Costs:
     The Company operates broadband PCS networks under licenses granted by the Federal Communications Commission (“FCC”) for a particular geographic area on spectrum allocated by the FCC for broadband PCS services. In addition, in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the PCS services provided by the Company, and other advanced wireless services. In June 2008, the Company acquired a 700 MHz license that also can be used to provide similar services. The PCS licenses previously included and the AWS licenses currently include the obligation to relocate existing fixed microwave users of the Company’s licensed spectrum if the use of the Company’s spectrum would interfere with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurred costs related to microwave relocation in constructing its PCS and AWS networks. The PCS and AWS licenses and microwave relocation costs are recorded at cost. Although PCS and AWS licenses are issued with a stated term, 10 years in the case of the PCS licenses, 15 years in the case of the AWS licenses, and approximately 10.5 for 700 MHz licenses, the renewal of PCS and AWS licenses is generally a routine matter without substantial cost, and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. The carrying value of FCC licenses and microwave relocation costs was approximately $2.4 billion as of June 30, 2008.
Auction 73
     The Company participated as a bidder in FCC Auction No. 73 and on June 26, 2008, the Company was granted a 700 MHz license for a total aggregate purchase price of approximately $313.3 million. This 700 MHz license supplements the 10 MHz of advanced wireless spectrum previously granted to the Company in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of FCC Auction No. 66.
8. Accounts Payable and Accrued Expenses:
     Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accounts payable	$195,766	$131,177
Book overdraft	54,878	25,399
Accrued accounts payable	105,924	155,733
Accrued liabilities	11,623	16,285
Payroll and employee benefits	21,467	29,380
Accrued interest	33,822	33,892
Taxes, other than income	49,479	41,044
Income taxes	6,066	6,539

Accounts payable and accrued expenses	$479,025	$439,449

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
9. Long-Term Debt:
     Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
9 1/4% Senior Notes	$1,400,000	$1,400,000
Senior Secured Credit Facility	1,572,000	1,580,000
Capital Lease Obligations	26,986	—

Total long-term debt	2,998,986	2,980,000
Add: unamortized premium on debt	20,946	22,177

Total debt	3,019,932	3,002,177
Less: current maturities	(16,411)	(16,000)

Total long-term debt	$3,003,521	$2,986,177

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
Senior Secured Credit Facility
     On November 3, 2006, Wireless entered into the Senior Secured Credit Facility, which consists of a $1.6 billion term loan facility and a $100.0 million revolving credit facility. On November 3, 2006, Wireless borrowed $1.6 billion under the Senior Secured Credit Facility. The term loan facility is repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion.
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
     The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of June 30, 2008 was 6.516%. On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of the Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%. On February 20, 2007, Wireless entered into an amendment to the Senior Secured Credit Facility. Under the amendment, the margin on the base rate used to determine the Senior Secured Credit Facility interest rate was reduced to 2.25% from 2.50%. On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
This agreement is effective on June 30, 2008, covers a notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.46%.
Capital Lease Obligations
     During 2007, the Company entered into various non-cancelable distributed antenna systems (“DAS”) capital lease agreements, with varying expiration terms through 2023, covering dedicated optical fiber. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheet in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense.
     A summary of future minimum lease obligations for all non-cancelable capital lease agreements as of June 30, 2008 are as follows (in thousands):

For the Year Ending December 31,
2008	$1,287
2009	2,677
2010	2,757
2011	2,840
2012	3,135
Thereafter	36,590

Total minimum future lease payments	49,286

Amount representing interest	(22,300)

Present value of minimum lease payments	26,986
Current portion	(411)

Long-term capital lease obligations	$26,575

10. Fair Value Measurements:
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
     SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The Company’s financial assets and liabilities measured at fair value on a recurring basis include short-term investments securities and derivative financial instruments.

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
     The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2008, as required by SFAS No. 157 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Long-term investments	$—	$—	$19,731	$19,731
Derivative assets	—	1,617	—	1,617

Total assets at fair value	$—	$1,617	$19,731	$21,348

Liabilities
Derivative liabilities	$—	$25,054	$—	$25,054

Total liabilities at fair value	$—	$25,054	$—	$25,054

     The following table summarizes the changes in fair value of our Level 3 assets, as required by SFAS No. 157 (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
Beginning balance at December 31, 2007	$36,050
Total losses (gains) (realized or unrealized):
Included in earnings	17,080
Included in other comprehensive income	(798)
Transfers in and/or out of Level 3	—
Purchases, sales, issuances and settlements	37

Ending balance at June 30, 2008	$19,731

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the condensed consolidated statements of income and comprehensive income	$9,079	$17,080

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
11. Income Taxes:
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
     FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues. Since December 31, 2007, there have been no changes in the amount of our unrecognized tax benefits. The Company did accrue interest expense during the three and six months ended June 30, 2008 on the unrecognized tax benefit. A state examination is currently ongoing and the Company believes it is reasonably possible that the amount of unrecognized tax benefits could significantly decrease within the next 12 month period. The Company does not anticipate that a proposed adjustment would result in a material change to the Company’s financial position. The gross unrecognized tax benefits could change due to settlement with this state in an amount up to $2.7 million. There have been no additional changes in the Company’s determination of the amounts that could significantly change within the next twelve months.
     The Internal Revenue Service (“IRS”) is currently examining the 2005 tax year of Royal Street Communications. Management does not believe the examination will have a significant effect on the Company’s tax position.
     In addition, there are several state income and franchise tax examinations that are currently in progress for the Company and/or certain of its subsidiaries for various tax years. Management does not believe these examinations will have a significant effect on the Company’s tax position.
12. Stockholders’ Equity:
Common Stock Issued to Directors
     Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as provided in MetroPCS’ Non-Employee Director Remuneration Plan (the “Remuneration Plan”). In 2008, the Compensation Committee of the Board of Directors amended and restated the Remuneration Plan (the “2008 Remuneration Plan”) to be more competitive with the market and to be more reflective of the Company’s status as a public company. The Remuneration Plan provided that each non-employee director’s annual retainer and meeting fees may be paid, at the election of each non-employee director, in cash, common stock, or a combination of cash and common stock. The 2008 Remuneration Plan provides that each non-employee director’s annual retainer and meeting fees will be paid in cash and each director will receive options to purchase common stock. In accordance with the 2008 Remuneration Plan, no shares of common stock were issued to non-employee members of the Board of Directors during the six months ended June 30, 2008. During the six months ended June 30, 2007, non-employee members of the Board of Directors were issued 31,230 shares of common stock as partial payment of their annual retainer.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
13. Net Income Per Common Share:
     The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Basic EPS—Two Class Method:
Net income	$50,465	$58,094	$89,984	$94,446
Accrued dividends and accretion:
Series D Preferred Stock	—	(1,349)	—	(6,647)
Series E Preferred Stock	—	(211)	—	(1,036)

Net income applicable to common stock	$50,465	$56,534	$89,984	$86,763
Amount allocable to common shareholders	100.0%	90.9%	100.0%	75.6%

Rights to undistributed earnings	$50,465	$51,398	$89,984	$65,618

Weighted average shares outstanding—basic	349,051,983	296,670,880	348,608,037	227,238,734

Net income per common share—basic	$0.14	$0.17	$0.26	$0.29

Diluted EPS:
Rights to undistributed earnings	$50,465	$51,398	$89,984	$65,618

Weighted average shares outstanding—basic	349,051,983	296,670,880	348,608,037	227,238,734
Effect of dilutive securities:
Stock options	7,125,883	9,813,437	6,832,022	8,659,355

Weighted average shares outstanding—diluted	356,177,866	306,484,317	355,440,059	235,898,089

Net income per common share—diluted	$0.14	$0.17	$0.25	$0.28

     Net income per common share during 2007 is computed in accordance with EITF 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” (“EITF 03-06”). Under EITF 03-6, the preferred stock is considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock is included in the computation of basic and diluted net income per common share using the two-class method, except during periods of net losses. Preferred stock was included in the computation of income per common share through April 24, 2007, the date of conversion to common stock as a result of the Offering. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
     For the three months ended June 30, 2008 and 2007, 12.8 million and 4.5 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2008 and 2007, 10.8 million and 2.3 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the three months ended June 30, 2007, 36.5 million of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2007, 89.1 million of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the three months ended June 30, 2007, 1.5 million of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2007, 3.7 million of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
14. Commitments and Contingencies:
AWS Licenses Acquired in Auction 66
     Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band, and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by incumbent governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of incumbent governmental users from the AWS band. However, not all incumbent governmental users are obligated to relocate and some such users may delay relocation for some time. For the three months ended June 30, 2008 and 2007, the Company incurred approximately $0.5 million and $0.2 million, respectively, in microwave relocation costs relating to its AWS licenses. For the six months ended June 30, 2008 and 2007, the Company incurred approximately $0.9 million and $0.4 million, respectively, in microwave relocation costs relating to its AWS licenses.
FCC Katrina Order
     In October 2007, the FCC released an Order on Reconsideration (“Reconsideration Order”) which requires the Company to maintain emergency backup power for a minimum of twenty-four hours for assets that are normally powered from local commercial power and located inside mobile switching offices, and eight hours for assets that are normally powered from local commercial power at other locations, including cell sites and DAS nodes. If and when the rules take effect, the Company will not be required to comply immediately with these minimum backup power requirements where the Company can demonstrate that such compliance is precluded by: (i) federal, state, tribal or local law; (ii) risk to safety of life or health; or (iii) private legal obligation or agreement. In addition, within six months of the effective date of the Reconsideration Order, which is the date of the federal register publication announcing Office of Management and Budget (“OMB”) approval of the information collection requirements, the Company will be required to file a report with the FCC providing certain information with respect to compliance with the backup power requirements. The District of Columbia Court of Appeals has stayed the effective date of the Reconsideration Order pending the appeal of the Reconsideration Order by multiple parties. In July 2008, the Court issued a decision ruling that the appeal was not ripe for a decision because the information collection requirements, which the Court found integral to the rules, had not yet been submitted to or approved by OMB. The Court, however, retained the case but held the appeal in abeyance pending a decision by the OMB approving or disapproving the information collection requirements associated with the rules. In cases where the Company identifies assets that were designed with less than the required emergency backup power capacity and that is not precluded from compliance, the Company must comply with the backup power requirement or, within 12 months from the effective date of the rule, file with the FCC a certified emergency backup power compliance plan. That plan must certify that and describe how the Company will provide emergency backup power to 100 percent of the area covered by any non-compliant asset in the event of a commercial power failure. If the Company is required to comply with the Reconsideration Order, the Company may be required to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses to comply with the Reconsideration Order and such costs could be material. The Company could be forced to also discontinue service from some sites or in some areas due to the new rules.
Litigation
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” (the “’497 Patent”), held by Leap. The complaint seeks both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for the Company’s alleged willful infringement by the Company’s wireless communication systems and associated services of the ‘497 patent. The Company answered the complaint, raised a number of affirmative defenses, and together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap, including Leap’s CEO. In its counterclaims, the Company claims that it does not infringe any valid or enforceable claim of the ‘497 Patent, and the Company asserts claims for constructive trust, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information, breach of a confidential relationship, and fraud. The Company’s counterclaims seek monetary and exemplary damages, and injunctive relief. Certain of the Leap defendants, including its CEO, have answered the Company’s counterclaims, denied the Company’s allegations and asserted affirmative defenses to its counterclaims. In connection with denying a motion to dismiss by certain

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
individual defendants, the Court concluded that the Company’s claims against those defendants were compulsory counterclaims.
     On May 16, 2008, the Court entered an order consolidating this action with the action brought by Royal Street Communications described below for the purposes of discovery. On May 23, 2008, the Court scheduled the claim construction hearing for both this action and the Royal Street Communications action for late October 2008 and trial setting for April 2009. On July 1, 2008, the Court entered an order accepting for filing a second amended complaint which added the Company’s wholly owned subsidiaries as additional defendants and dropped Leap Wireless International, Inc. as a plaintiff. The Company plans to vigorously defend against Leap’s claims relating to the ‘497 Patent and to vigorously prosecute the Company’s counterclaim against Leap.
     The Company has also tendered Leap’s claims to the manufacturer of its network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Alcatel Lucent declined to indemnify and defend the Company. The Company filed a petition in state district court in Harrison County, Texas, Cause No. 07-0710, for a declaratory ruling that Alcatel Lucent is obligated to cooperate, indemnify, defend and hold the Company harmless from the Leap patent infringement action and for specific performance, for injunctive relief and for breach of contract. Alcatel Lucent has responded to the Company’s petition and requested that the Court dismiss, abate, stay, and deny every claim in the Company’s petition asserted against Alcatel Lucent and order the Company to amend its petition. The Company has responded to Alcatel Lucent’s request. The parties have agreed to postpone the hearing on Alcatel Lucent’s request. No hearing is currently scheduled for Alcatel Lucent’s request. The Company intends to vigorously prosecute this action.
     On September 22, 2006, Royal Street Communications filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent is invalid and not being infringed upon by Royal Street Communications. Leap responded to Royal Street Communications’ complaint by filing a motion to dismiss Royal Street Communications’ complaint for lack of jurisdiction or, in the alternative, that the action be transferred to the United States District Court for the Eastern District of Texas, Marshall Division, where Leap has brought suit against the Company under the same patent. Royal Street Communications responded to this motion, but the Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-00285-TJW, where it remains pending. In February 2008, Leap answered the complaint and counterclaimed against Royal Street Communications, alleging that Royal Street Communications’ willfully infringes the ‘497 Patent and seeking both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for Royal Street Communications’ alleged willful infringement by its wireless communication systems and associated services of the ‘497 Patent. Leap also filed a motion to consolidate this action with the Leap action against the Company. On May 16, 2008, the Court entered an order consolidating this action with the action brought by Leap against the Company solely for the purposes of discovery. On May 23, 2008, the Court scheduled the claims construction hearing for this action and the Leap action described above for late October 2008 and on June 20, 2008 the parties filed a proposed docket control order which requests that the Court stay the trial setting in this action pending entry of Final Judgment in the Leap action directly against the Company. Royal Street Communications plans to vigorously defend against Leap’s claims relating to the ‘497 Patent.
     If Leap were successful in its claim for injunctive relief in either action, the Company and Royal Street Communications could each be enjoined from operating its businesses in the manner in which it and Royal Street Communications currently operate, could require the Company and Royal Street Communications to expend additional capital to change certain technologies and operating practices, or could prevent both the Company and Royal Street Communications from offering some or all of the services the Company and Royal Street Communications each provide using some or all of the Company’s or Royal Street Communications’ existing systems. In addition, if Leap were successful in its claim for monetary damages, the Company and Royal Street Communications could be forced to pay Leap substantial damages, including treble damages if found to have willfully infringed the ‘497 Patent, for past infringement and/or ongoing royalties on a portion of its revenues, which could materially adversely impact the Company and Royal Street Communications’ financial performance. Further, if Leap were successful, the Company and/or Royal Street Communications could be required to pay Leap’s attorneys’ fees.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     In addition, the Company is involved in other litigation from time to time, including litigation regarding intellectual property claims, that the Company considers to be in the normal course of business. The Company is not currently party to any other pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations or liquidity.
15. Supplemental Cash Flow Information:

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Cash paid for interest	$109,438	$90,049
Cash paid for income taxes	2,140	893
     Non-cash investing activities:
     Net changes in the Company’s accrued purchases of property, plant and equipment were $57.4 million and $10.1 million for the six months ended June 30, 2008 and 2007, respectively.
     Assets acquired under capital lease obligations were $26.8 million for the six months ended June 30, 2008.
     Non-cash financing activities:
     The Company accrued dividends of $6.5 million related to the Series D Preferred Stock for the six months ended June 30, 2007.
     The Company accrued dividends of $0.9 million related to the Series E Preferred Stock for the six months ended June 30, 2007.
16. Related-Party Transactions:
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Fees received by the Company as compensation for providing billing and collection services	$1.8	$1.4	$3.6	$2.5
Handsets sold to the related party	4.4	3.6	7.4	6.8

	June 30,	December 31,
	2008	2007
Accruals for fees collected from customers	$3.7	$3.3
Receivables from the related party included in accounts receivable	1.0	0.7
     One of the Company’s former directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own an interest in a company that provides cell site leases to the Company. During the three months ended June 30, 2008 and 2007, the Company recorded rent expense of approximately $0.1 million and $0.1 million, respectively, for cell site leases. During the six months ended June 30,

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
2008 and 2007, the Company recorded rent expense of approximately $0.2 million, and $0.1 million, respectively, for cell site leases. As of June 30, 2008 and December 31, 2007, the Company owed approximately $0.1 million and $0.1 million, respectively, to this related party for deferred rent liability related to these cell site leases that is included in deferred rents on the accompanying consolidated balance sheets.
17. Segment Information:
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
     As of June 30, 2008, the Company had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provides wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location services and other value-added services.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

		Expansion
Three Months Ended June 30, 2008	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$377,602	$220,960	$—	$598,562
Equipment revenues	48,276	31,969	—	80,245
Total revenues	425,878	252,929	—	678,807
Cost of service (1)	110,624	95,516	—	206,140
Cost of equipment	87,456	72,632	—	160,088
Selling, general and administrative expenses (1)	44,258	69,161	—	113,419
Adjusted EBITDA (2)	187,335	22,832	—
Depreciation and amortization	32,709	24,148	4,031	60,888
Loss on disposal of assets	2,441	186	1	2,628
Stock-based compensation expense	3,796	7,211	—	11,007
Income (loss) from operations	148,390	(8,714)	(4,032)	135,644
Interest expense	—	—	45,664	45,664
Accretion of put option in majority-owned subsidiary	—	—	317	317
Interest and other income	—	—	(5,372)	(5,372)
Impairment loss on investment securities	—	—	9,079	9,079
Income (loss) before provision for income taxes	148,390	(8,714)	(53,720)	85,956

		Expansion
Three Months Ended June 30, 2007	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$356,547	$122,794	$—	$479,341
Equipment revenues	52,102	19,733	—	71,835
Total revenues	408,649	142,527	—	551,176
Cost of service (1)	110,606	51,621	—	162,227
Cost of equipment	89,689	43,750	—	133,439
Selling, general and administrative expenses (1)	44,388	38,329	—	82,717
Adjusted EBITDA (2)	167,869	12,577	—
Depreciation and amortization	28,212	11,533	1,379	41,124
Loss on disposal of assets	(647)	201	53	(393)
Stock-based compensation expense	3,904	3,749	—	7,653
Income (loss) from operations	136,401	(2,907)	(1,432)	132,062
Interest expense	—	—	49,168	49,168
Accretion of put option in majority-owned subsidiary	—	—	254	254
Interest and other income	—	—	(14,494)	(14,494)
Income (loss) before provision for income taxes	136,401	(2,907)	(36,360)	97,134

		Expansion
Six Months Ended June 30, 2008	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$746,872	$413,660	$—	$1,160,532
Equipment revenues	107,880	72,749	—	180,629
Total revenues	854,752	486,409	—	1,341,161
Cost of service (1)	217,909	176,705	—	394,614
Cost of equipment	197,889	162,356	—	360,245
Selling, general and administrative expenses (1)	87,825	129,968	—	217,793
Adjusted EBITDA (2)	357,861	30,120	—
Depreciation and amortization	64,236	44,508	9,444	118,188
Loss on disposal of assets	2,631	14	4	2,649
Stock-based compensation expense	6,732	12,740	—	19,472
Income (loss) from operations	284,262	(27,142)	(9,448)	247,672
Interest expense	—	—	93,083	93,083
Accretion of put option in majority-owned subsidiary	—	—	620	620
Interest and other income	—	—	(15,254)	(15,254)
Impairment loss on investment securities	—	—	17,080	17,080
Income (loss) before provision for income taxes	284,262	(27,142)	(104,977)	152,143

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

		Expansion
Six Months Ended June 30, 2007	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$693,481	$225,376	$—	$918,857
Equipment revenues	120,370	48,635	—	169,005
Total revenues	813,851	274,011	—	1,087,862
Cost of service (1)	211,046	96,516	—	307,562
Cost of equipment	202,929	103,818	—	306,747
Selling, general and administrative expenses (1)	87,684	67,970	—	155,654
Adjusted EBITDA (2)	318,191	11,572	—
Depreciation and amortization	56,317	21,597	2,590	80,504
Loss on disposal of assets	2,249	194	214	2,657
Stock-based compensation expense	5,999	5,865	—	11,864
Income (loss) from operations	253,626	(16,084)	(2,804)	234,738
Interest expense	—	—	98,144	98,144
Accretion of put option in majority-owned subsidiary	—	—	492	492
Interest and other income	—	—	(21,651)	(21,651)
Income (loss) before provision for income taxes	253,626	(16,084)	(79,789)	157,753

(1)	Cost of service for the three months ended June 30, 2008 and 2007 includes $0.7 million and $0.5 million, respectively, of stock-based compensation disclosed separately. Cost of service for the six months ended June 30, 2008 and 2007 includes $1.2 million and $0.7 million, respectively, of stock-based compensation disclosed separately. Selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 includes $10.3 million and $7.2 million, respectively, of stock-based compensation disclosed separately. Selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 includes $18.3 million and $11.2 million, respectively, of stock-based compensation disclosed separately.

(2)	Core and Expansion Markets Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of the Company’s ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.
     The following table reconciles segment Adjusted EBITDA for the three and six months ended June 30, 2008 and 2007 to consolidated income before provision for income taxes:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Segment Adjusted EBITDA:
Core Markets Adjusted EBITDA	$187,335	$167,869	$357,861	$318,191
Expansion Markets Adjusted EBITDA	22,832	12,577	30,120	11,572

Total	210,167	180,446	387,981	329,763
Depreciation and amortization	(60,888)	(41,124)	(118,188)	(80,504)
(Loss) gain on disposal of assets	(2,628)	393	(2,649)	(2,657)
Stock-based compensation expense	(11,007)	(7,653)	(19,472)	(11,864)
Interest expense	(45,664)	(49,168)	(93,083)	(98,144)
Accretion of put option in majority-owned subsidiary	(317)	(254)	(620)	(492)
Interest and other income	5,372	14,494	15,254	21,651
Impairment loss on investment securities	(9,079)	—	(17,080)	—

Consolidated income before provision for income taxes	$85,956	$97,134	$152,143	$157,753

18. Guarantor Subsidiaries:
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
     The following information presents condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007, condensed consolidating statements of income for the three and six months ended June 30, 2008 and 2007, and condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
(Royal Street). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.
Consolidated Balance Sheet
As of June 30, 2008

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$831,515	$282,196	$579	$14,647	$—	$1,128,937
Inventories, net	—	35,212	7,934	—	—	43,146
Accounts receivable, net	—	38,324	—	121	—	38,445
Prepaid charges	161	14,485	33,656	5,642	—	53,944
Deferred charges	—	31,334	—	—	—	31,334
Deferred tax asset	—	4,921	—	—	—	4,921
Current receivable from subsidiaries	—	180,260	—	8,128	(188,388)	—
Other current assets	968	2,247	17,079	484	—	20,778

Total current assets	832,644	588,979	59,248	29,022	(188,388)	1,321,505
Property and equipment, net	—	30,348	1,875,413	357,462	—	2,263,223
Long-term investments	19,730	1,618	—	—	—	21,348
Investment in subsidiaries	567,579	1,582,261	—	—	(2,149,840)	—
FCC licenses	—	—	2,097,360	293,599	—	2,390,959
Microwave relocation costs	—	—	10,969	—	—	10,969
Long-term receivable from subsidiaries	—	719,886	—	—	(719,886)	—
Other assets	—	40,035	15,536	15,204	—	70,775

Total assets	$1,419,953	$2,963,127	$4,058,526	$695,287	$(3,058,114)	$6,078,779

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$142,694	$303,383	$32,948	$—	$479,025
Current maturities of long-term debt	—	16,000	409	2	—	16,411
Current payable to subsidiaries	—	—	8,128	180,260	(188,388)	—
Deferred revenue	—	21,004	106,282	—	—	127,286
Advances to subsidiaries	(548,080)	(1,163,752)	1,711,832	—	—	—
Other current liabilities	—	92	4,697	369	—	5,158

Total current liabilities	(548,080)	(983,962)	2,134,731	213,579	(188,388)	627,880
Long-term debt	—	2,976,946	26,458	117	—	3,003,521
Long-term payable to subsidiaries	—	—	—	719,886	(719,886)	—
Deferred tax liabilities	—	349,952	—	—	—	349,952
Deferred rents	—	—	44,074	4,672	—	48,746
Redeemable minority interest	—	5,652	—	—	—	5,652
Other long-term liabilities	—	46,960	22,915	5,120	—	74,995

Total liabilities	(548,080)	2,395,548	2,228,178	943,374	(908,274)	4,110,746
COMMITMENTS AND CONTINGENCIES (See Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,553,234	—	—	20,000	(20,000)	1,553,234
Retained earnings (deficit)	428,395	582,018	1,830,348	(268,087)	(2,144,279)	428,395
Accumulated other comprehensive (loss) income	(13,631)	(14,439)	—	—	14,439	(13,631)

Total stockholders’ equity	1,968,033	567,579	1,830,348	(248,087)	(2,149,840)	1,968,033

Total liabilities and stockholders’ equity	$1,419,953	$2,963,127	$4,058,526	$695,287	$(3,058,114)	$6,078,779

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Balance Sheet
As of December 31, 2007

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$801,472	$633,277	$444	$35,015	$—	$1,470,208
Inventories, net	—	101,904	7,235	—	—	109,139
Accounts receivable, net	—	31,790	—	19	—	31,809
Prepaid charges	—	10,485	46,105	3,879	—	60,469
Deferred charges	—	34,635	—	—	—	34,635
Deferred tax asset	—	4,920	—	—	—	4,920
Current receivable from subsidiaries	—	154,758	—	—	(154,758)	—
Other current assets	2,369	3,024	16,129	182	—	21,704

Total current assets	803,841	974,793	69,913	39,095	(154,758)	1,732,884

Property and equipment, net	—	44,636	1,546,647	300,128	—	1,891,411
Long-term investments	36,050	—	—	—	—	36,050
Investment in subsidiaries	471,392	1,362,710	—	—	(1,834,102)	—
FCC licenses	—	—	1,779,296	293,599	—	2,072,895
Microwave relocation costs	—	—	10,105	—	—	10,105
Long-term receivable from subsidiaries	—	618,191	—	—	(618,191)	—
Other assets	—	42,524	6,442	13,819	—	62,785

Total assets	$1,311,283	$3,042,854	$3,412,403	$646,641	$(2,607,051)	$5,806,130

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$77	$154,205	$244,913	$40,254	$—	$439,449
Current maturities of long-term debt	—	16,000	—	154,758	(154,758)	16,000
Deferred revenue	—	24,369	96,112	—	—	120,481
Advances to subsidiaries	(537,540)	(949,296)	1,486,836	—	—	—
Other current liabilities	—	124	4,211	225	—	4,560

Total current liabilities	(537,463)	(754,598)	1,832,072	195,237	(154,758)	580,490

Long-term debt	—	2,986,177	—	—	—	2,986,177
Long-term note to parent	—	—	—	618,191	(618,191)	—
Deferred tax liabilities	—	290,128	—	—	—	290,128
Deferred rents	—	—	32,939	2,840	—	35,779
Redeemable minority interest	—	5,032	—	—	—	5,032
Other long-term liabilities	—	44,723	11,637	3,418	—	59,778

Total liabilities	(537,463)	2,571,462	1,876,648	819,686	(772,949)	3,957,384

COMMITMENTS AND CONTINGENCIES (See Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,524,769	—	—	20,000	(20,000)	1,524,769
Retained earnings (deficit)	338,411	485,871	1,535,755	(193,045)	(1,828,581)	338,411
Accumulated other comprehensive loss	(14,469)	(14,479)	—	—	14,479	(14,469)

Total stockholders’ equity	1,848,746	471,392	1,535,755	(173,045)	(1,834,102)	1,848,746

Total liabilities and stockholders’ equity	$1,311,283	$3,042,854	$3,412,403	$646,641	$(2,607,051)	$5,806,130

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Three Months Ended June 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$599,556	$26,887	$(27,881)	$598,562
Equipment revenues	—	4,396	75,849	—	—	80,245

Total revenues	—	4,396	675,405	26,887	(27,881)	678,807
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	212,129	21,892	(27,881)	206,140
Cost of equipment	—	4,153	155,935	—	—	160,088
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	243	107,978	5,198	—	113,419
Depreciation and amortization	—	53	51,340	9,495	—	60,888
Loss on disposal of assets	—	—	2,597	31	—	2,628

Total operating expenses	—	4,449	529,979	36,616	(27,881)	543,163

Income (loss) from operations	—	(53)	145,426	(9,729)	—	135,644
OTHER EXPENSE (INCOME):
Interest expense	—	52,630	(6,126)	25,724	(26,564)	45,664
Earnings from consolidated subsidiaries	(55,401)	(116,367)	—	—	171,768	—
Accretion of put option in majority-owned subsidiary	—	317	—	—	—	317
Interest and other income	(4,143)	(27,525)	(37)	(231)	26,564	(5,372)
Impairment loss on investment securities	9,079	—	—	—	—	9,079

Total other (income) expense	(50,465)	(90,945)	(6,163)	25,493	171,768	49,688
Income (loss) before provision for income taxes	50,465	90,892	151,589	(35,222)	(171,768)	85,956
Provision for income taxes	—	(35,491)	—	—	—	(35,491)

Net income (loss)	$50,465	$55,401	$151,589	$(35,222)	$(171,768)	$50,465

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Three Months Ended June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$577	$479,311	$5,541	$(6,088)	$479,341
Equipment revenues	—	3,566	68,269	—	—	71,835

Total revenues	—	4,143	547,580	5,541	(6,088)	551,176
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	155,538	12,777	(6,088)	162,227
Cost of equipment	—	3,401	130,038	—	—	133,439
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	164	77,733	4,820	—	82,717
Depreciation and amortization	—	1	40,198	925	—	41,124
Gain on disposal of assets	—	—	(393)	—	—	(393)

Total operating expenses	—	3,566	403,114	18,522	(6,088)	419,114

Income (loss) from operations	—	577	144,466	(12,981)	—	132,062
OTHER EXPENSE (INCOME):
Interest expense	—	55,824	(1,845)	10,625	(15,436)	49,168
Earnings from consolidated subsidiaries	(50,221)	(123,369)	—	—	173,590	—
Accretion of put option in majority-owned subsidiary	—	254	—	—	—	254
Interest and other income	(7,873)	(21,393)	(5)	(658)	15,435	(14,494)

Total other (income) expense	(58,094)	(88,684)	(1,850)	9,967	173,589	34,928
Income (loss) before provision for income taxes	58,094	89,261	146,316	(22,948)	(173,589)	97,134
Provision for income taxes	—	(39,040)	—	—	—	(39,040)

Net income (loss)	$58,094	$50,221	$146,316	$(22,948)	$(173,589)	$58,094

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Six Months Ended June 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$1,162,751	$39,737	$(41,956)	$1,160,532
Equipment revenues	—	7,403	173,226	—	—	180,629

Total revenues	—	7,403	1,335,977	39,737	(41,956)	1,341,161
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	394,984	41,586	(41,956)	394,614
Cost of equipment	—	7,014	353,231	—	—	360,245
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	388	207,245	10,160	—	217,793
Depreciation and amortization	—	107	100,915	17,166	—	118,188
Loss on disposal of assets	—	—	2,615	34	—	2,649

Total operating expenses	—	7,509	1,058,990	68,946	(41,956)	1,093,489

Income (loss) from operations	—	(106)	276,987	(29,209)	—	247,672
OTHER EXPENSE (INCOME):
Interest expense	—	113,642	(17,541)	46,366	(49,384)	93,083
Earnings from consolidated subsidiaries	(96,146)	(219,551)	—	—	315,697	—
Accretion of put option in majority-owned subsidiary	—	620	—	—	—	620
Interest and other income	(10,918)	(53,122)	(64)	(534)	49,384	(15,254)
Impairment loss on investment securities	17,080	—	—	—	—	17,080

Total other (income) expense	(89,984)	(158,411)	(17,605)	45,832	315,697	95,529
Income (loss) before provision for income taxes	89,984	158,305	294,592	(75,041)	(315,697)	152,143
Provision for income taxes	—	(62,159)	—	—	—	(62,159)

Net income (loss)	$89,984	$96,146	$294,592	$(75,041)	$(315,697)	$89,984

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$89,984	$96,146	$294,592	$(75,041)	$(315,697)	$89,984
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	107	100,915	17,166	—	118,188
Provision for uncollectible accounts receivable	—	121	—	—	—	121
Deferred rent expense	—	—	11,134	1,833	—	12,967
Cost of abandoned cell sites	—	—	1,068	1,254	—	2,322
Stock-based compensation expense	—	—	19,472	—	—	19,472
Non-cash interest expense	—	1,258	(50)	24,880	(24,883)	1,205
Loss on disposal of assets	—	—	2,615	34	—	2,649
Accretion of asset retirement obligation	—	—	974	274	—	1,248
Accretion of put option in majority-owned subsidiary	—	620	—	—	—	620
Impairment loss in investment securities	17,080	—	—	—	—	17,080
Deferred income taxes	—	59,794	—	—	—	59,794
Changes in assets and liabilities	(86,055)	(189,370)	(117,935)	(16,102)	415,230	5,768

Net cash provided by (used in) operating activities	21,009	(31,324)	312,785	(45,702)	74,650	331,418
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	5,947	(338,720)	(53,048)	(2,681)	(388,502)
Change in prepaid purchases of property and equipment	—	(2,555)	27,001	—	—	24,446
Proceeds from sale of property and equipment	—	—	186	214	—	400
Proceeds from sale of investments	37	—	—	—	—	37
Purchases of and deposits for FCC licenses	—	(313,267)	—	—	—	(313,267)
Cash used in business acquisitions	—	(25,162)	—	—	—	(25,162)
Microwave relocation costs	—	—	(1,117)	—	—	(1,117)

Net cash provided by (used in) investing activities	37	(335,037)	(312,650)	(52,834)	(2,681)	(703,165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	23,280	—	6,199	—	29,479
Proceeds from long-term loan	—	—	—	170,000	(170,000)	—
Payments on capital lease obligations	—	—	—	(5,632)	5,632	—
Repayment of debt	—	(8,000)	—	(92,399)	92,399	(8,000)
Proceeds from exercise of stock options	8,997	—	—	—	—	8,997

Net cash provided by (used in) financing activities	8,997	15,280	—	78,168	(71,969)	30,476

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,043	(351,081)	135	(20,368)	—	(341,271)
CASH AND CASH EQUIVALENTS, beginning of period	801,472	633,277	444	35,015	—	1,470,208

CASH AND CASH EQUIVALENTS, end of period	$831,515	$282,196	$579	$14,647	$—	$1,128,937

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$94,446	$85,702	$260,603	$(42,729)	$(303,576)	$94,446
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	78,907	1,597	—	80,504
Provision for uncollectible accounts receivable	—	23	—	—	—	23
Deferred rent expense	—	—	3,554	711	—	4,265
Cost of abandoned cell sites	—	—	1,112	2,720	—	3,832
Stock-based compensation expense	—	—	11,864	—	—	11,864
Non-cash interest expense	—	2,048	—	19,573	(19,573)	2,048
Loss on disposal of assets	—	—	2,656	1	—	2,657
Gain on sale of investments	(1,473)	(768)	—	—	—	(2,241)
Accretion of asset retirement obligation	—	—	469	103	—	572
Accretion of put option in majority-owned subsidiary	—	492	—	—	—	492
Deferred income taxes	—	62,158	—	—	—	62,158
Changes in assets and liabilities	(101,512)	(161,976)	(118,748)	(8,282)	397,207	6,689

Net cash (used in) provided by operating activities	(8,539)	(12,321)	240,417	(26,306)	74,058	267,309
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(37,247)	(241,518)	(59,724)	(8,625)	(347,114)
Change in prepaid purchases of property and equipment	—	(4,780)	1,391	—	—	(3,389)
Proceeds from sale of property and equipment	—	—	188	—	—	188
Purchase of investments	(1,403,253)	(968,504)	—	—	—	(2,371,757)
Proceeds from sale of investments	630,856	595,967	—	—	—	1,226,823
Change in restricted cash and investments	—	556	—	—	—	556
Microwave relocation costs	—	—	(400)	—	—	(400)

Net cash used in investing activities	(772,397)	(414,008)	(240,339)	(59,724)	(8,625)	(1,495,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	57,568	—	1,508	—	59,076
Proceeds from long-term note to parent	—	—	—	70,000	(70,000)	—
Proceeds from 9 1/4% Senior Notes	—	423,500	—	—	—	423,500
Proceeds initial public offering	862,500	—	—	—	—	862,500
Debt issuance costs	—	(3,008)	—	—	—	(3,008)
Cost of raising capital	(44,266)	—	—	—	—	(44,266)
Payments on capital lease obligations	—	—	—	(432)	432	—
Repayment of debt	—	(8,000)	—	(4,135)	4,135	(8,000)
Proceeds from exercise of stock options	4,320	—	—	—	—	4,320

Net cash provided by (used in) financing activities	822,554	470,060	—	66,941	(65,433)	1,294,122

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,618	43,731	78	(19,089)	—	66,338
CASH AND CASH EQUIVALENTS, beginning of period	15,714	99,301	257	46,226	—	161,498

CASH AND CASH EQUIVALENTS, end of period	$57,332	$143,032	$335	$27,137	$—	$227,836

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
19. Recent Accounting Pronouncements:
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company has not yet determined the effect on its financial condition or results of operations, if any, upon adoption of SFAS No. 161.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its financial condition or results of operations, if any, upon adoption of FSP 142-3.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission’s, approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on the Company’s financial condition or results of operations.
20. Subsequent Events:
     The Company has entered into various agreements for the acquisition of spectrum in the aggregate amount of approximately $15.0 million. Consummation of these acquisitions is conditioned upon customary closing conditions, including approval by the FCC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include information concerning any possible or assumed future results of operations, including statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, future penetration rates, planned market launches, capital expenditures, financing needs and other information that is not historical information. Forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “would,” “should,” “could,” “may,” “will,” “continue,” “forecast,” and other similar expressions. These forward-looking statements are contained throughout this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings,” and “Risk Factors.”
     We base the forward-looking statements or projections made in this report on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:
•	the highly competitive nature of our industry;

•	the rapid technological changes in our industry;

•	an economic slowdown or recession in the United States;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to sustain the growth rates we have experienced to date;

•	our ability to construct and launch future markets within projected time frames;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to clear the Auction 66 spectrum of incumbent licensees;

•	our ability to adequately enforce or protect our intellectual property rights or defend against suits filed by others;

•	governmental regulation of our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management; and

•	other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as updated or supplemented in “Item 1A. Risk Factors.”

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
     We are a wireless telecommunications carrier that currently offers wireless services primarily in the greater Atlanta, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, Orlando/Jacksonville, Philadelphia, San Francisco, Sacramento and Tampa/Sarasota metropolitan areas. We launched service in the greater Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa/Sarasota in October 2005; in Dallas/Ft. Worth in March 2006; in Detroit in April 2006; in Orlando in November 2006; in Los Angeles in September 2007; in Las Vegas in March 2008; in Jacksonville in May 2008; and in Philadelphia in July 2008. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interests in Royal Street, but may only elect two of the five members of Royal Street Communications’ management committee. We have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Royal Street has constructed, or is in the process of constructing, its network infrastructure in its licensed metropolitan areas. We commenced commercial services in Orlando and certain portions of northern Florida in November 2006 and in Los Angeles in September 2007 through our arrangements with Royal Street. Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement. On April 2, 2008, we executed an amendment to the loan agreement which increased the amount available to Royal Street under the loan agreement by an additional $255.0 million. On June 12, we executed an additional amendment to the loan agreement which increased the amount available to Royal Street under the loan agreement by an additional $75.0 million. As of June 30, 2008, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $1.0 billion of which Royal Street had borrowed $760.0 million through June 30, 2008.
     As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses. In November 2006, we were granted advanced wireless services, or AWS, licenses in Auction 66, currently covering a total population of approximately 125 million for an aggregate purchase price of approximately $1.4 billion. Approximately 82 million of the total licensed population associated with our Auction 66 licenses represent expansion opportunities in geographic areas outside of our then current operating markets, which we refer to as our Auction 66 Markets. These new expansion opportunities in our Auction 66 Markets cover six of the 25 largest metropolitan areas in the United States. The balance of our Auction 66 Markets, which currently cover a population of approximately 43 million, supplements or expands the geographic boundaries of our and Royal Street’s then existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 through the first half of 2009. Our initial launch dates will vary in our Auction 66 Markets and our launch dates in the larger metropolitan areas will be accomplished in phases. We launched service in the Las Vegas metropolitan area in March 2008 and in the Philadelphia metropolitan area in July 2008.
     We participated as a bidder in FCC Auction No. 73 and on June 26, 2008, we were granted a 12 MHz Lower Band Block A license for the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area, or the 700 MHz License, for an aggregate purchase price of approximately $313.3 million. The 700 MHz License supplements the 10 MHz of advanced wireless spectrum previously granted to us in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of FCC Auction No. 66.
     We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, under simple and affordable flat monthly rate service plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited voicemail, caller ID, call waiting, enhanced directory assistance, unlimited text messaging, mobile Internet browsing, push e-mail, mobile instant messaging, picture and multimedia messaging and the ability to place unlimited long distance calls from within our local service calling area to any number in the continental United States. We offer flat-rate monthly plans at $30, $35, $40, $45 and $50, as well as Family plans which offer discounts off our monthly plans for multiple lines. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is discontinued at the end of the month that was paid for by the customer. For additional fees, we also provide international long distance and international text messaging, ringtones, ring back tones, downloads, games and content applications, unlimited directory assistance, location services and other value-added services. As of June 30, 2008, over 85% of our customers have selected a $40 or higher rate plan. Our flat-rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us in the Royal Street markets under the MetroPCS brand.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission, or SEC, on February 29, 2008.
     Other than the adoption of SFAS No. 157, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed from our Form 10-K for the year ended December 31, 2007.
Revenues
     We derive our revenues from the following sources:
     Service. We sell wireless broadband PCS services. The various types of service revenues associated with wireless broadband PCS for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including nationwide long distance, unlimited text messaging, international text messaging, voicemail, downloads, ringtones, games and content applications, unlimited directory assistance, enhanced directory assistance, ring back tones, mobile Internet browsing, mobile instant messaging, push e-mail, location services and nationwide roaming) and charges for domestic and international long distance service. Service revenues also include intercarrier compensation and nonrecurring activation service charges to customers.
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
     Depreciation and Amortization. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets and capitalized interest, three to seven years for office equipment, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements and capital lease assets are amortized over the term of the respective leases, which includes renewal periods that are reasonably assured, or the estimated useful life of the asset or improvement, whichever is shorter.
     Interest Expense and Interest Income. Interest expense includes interest incurred on our borrowings, amortization of debt issuance costs and amortization of discounts and premiums on long-term debt. Interest income is earned primarily on our cash and cash equivalents.
     Income Taxes. As a result of our operating losses and accelerated depreciation available under federal tax laws, we paid no federal income taxes during the three and six months ended June 30, 2008 and 2007. For the three and six months ended June 30, 2008, we paid approximately $1.7 million and $2.1 million, respectively, in state income taxes. We paid no significant state income taxes during the three and six months ended June 30, 2007.

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
     As of June 30, 2008, we had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco, and Tampa/Sarasota. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location services and other value-added services.
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

Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Three Months
	Ended June 30,
Reportable Operating Segment Data	2008	2007	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$377,602	$356,547	6%
Expansion Markets	220,960	122,794	80%

Total	$598,562	$479,341	25%

Equipment revenues:
Core Markets	$48,276	$52,102	(7)%
Expansion Markets	31,969	19,733	62%

Total	$80,245	$71,835	12%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$110,624	$110,606	0%
Expansion Markets	95,516	51,621	85%

Total	$206,140	$162,227	27%

Cost of equipment:
Core Markets	$87,456	$89,689	(2)%
Expansion Markets	72,632	43,750	66%

Total	$160,088	$133,439	20%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$44,258	$44,388	0%
Expansion Markets	69,161	38,329	80%

Total	$113,419	$82,717	37%

Adjusted EBITDA(2):
Core Markets	$187,335	$167,869	12%
Expansion Markets	22,832	12,577	82%
Depreciation and amortization:
Core Markets	$32,709	$28,212	16%
Expansion Markets	24,148	11,533	109%
Other	4,031	1,379	192%

Total	$60,888	$41,124	48%

Stock-based compensation expense:
Core Markets	$3,796	$3,904	(3)%
Expansion Markets	7,211	3,749	92%

Total	$11,007	$7,653	44%

Income (loss) from operations:
Core Markets	$148,390	$136,401	9%
Expansion Markets	(8,714)	(2,907)	(200)%
Other	(4,032)	(1,432)	(182)%

Total	$135,644	$132,062	3%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended June 30, 2008, cost of service includes $0.7 million and selling, general and administrative expenses includes $10.3 million of stock-based compensation expense. For the three months ended June 30, 2007, cost of service includes $0.5 million and selling, general and administrative expenses includes $7.2 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

     Service Revenues. Service revenues increased $119.3 million, or 25%, to $598.6 million for the three months ended June 30, 2008 from $479.3 million for the three months ended June 30, 2007. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $21.1 million, or 6%, to $377.6 million for the three months ended June 30, 2008 from $356.5 million for the three months ended June 30, 2007. The increase in service revenues is primarily attributable to net customer additions of approximately 273,000 customers for the twelve months ended June 30, 2008, which accounted for $37.1 million of the Core Markets increase, partially offset by the higher participation in our Family Plans and reduced revenue from certain features now included in our service plans that were previously provided a la carte, accounting for a $9.9 million decrease. In addition, consolidated E-911, Federal Universal Service Fund, or FUSF, vendor’s compensation and activation revenues increased $6.1 million during the three months ended June 30, 2008 compared to the same period in 2007. This increase is primarily attributable to a 30% increase in our consolidated customer base since June 30, 2007 and higher FUSF rates. Beginning on January 1, 2008, a portion of these revenues were allocated to the Expansion Markets in the amount of $12.2 million resulting in a net decrease of $6.1 million in the Core Markets for the three months ended June 30, 2008 compared to the same period in 2007.

•	Expansion Markets. Expansion Markets service revenues increased $98.2 million, or 80%, to $221.0 million for the three months ended June 30, 2008 from $122.8 million for the three months ended June 30, 2007. The increase in service revenues is primarily attributable to net customer additions of approximately 775,000 customers for the twelve months ended June 30, 2008, which accounted for $94.0 million of the Expansion Markets increase, partially offset by the higher participation in our Family Plans and reduced revenue from certain features now included in our service plans that were previously provided a la carte, accounting for an $8.0 million decrease. In addition, E-911, FUSF, vendor’s compensation and activation revenues increased approximately $12.2 million during the three months ended June 30, 2008 compared to the same period in 2007 due primarily to the allocation of a portion of these revenues to the Expansion Markets beginning on January 1, 2008.
     Equipment Revenues. Equipment revenues increased $8.4 million, or 12%, to $80.2 million for the three months ended June 30, 2008 from $71.8 million for the three months ended June 30, 2007. The increase is due primarily to an increase in Expansion Markets equipment revenues, partially offset by a decrease in Core Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues decreased $3.8 million, or 7%, to $48.3 million for the three months ended June 30, 2008 from $52.1 million for the three months ended June 30, 2007. The decrease in equipment revenues is primarily attributable to the sale of lower priced handset models accounting for $3.7 million of the decrease coupled with a decrease in gross customer additions accounting for $0.9 million. These decreases in equipment revenues were partially offset by an increase in upgrade handset sales to existing customers which accounted for a $0.4 million increase in equipment revenues as well as an increase in accessory sales which accounted for a $0.4 million increase.

•	Expansion Markets. Expansion Markets equipment revenues increased $12.2 million, or 62%, to $31.9 million for the three months ended June 30, 2008 from $19.7 million for the three months ended June 30, 2007. The increase in equipment revenues is primarily attributable to an increase in gross customer additions of approximately 157,000 customers for the three months ended June 30, 2008 as compared to the same period in 2007, which accounted for $8.4 million of the Expansion Markets increase, an increase in upgrade handset sales to existing customers which accounted for $6.5 million of the increase and an increase of approximately $0.8 million in additional accessory sales. These increases in equipment revenues were partially offset by the sale of lower priced handset models which accounted for a $3.5 million decrease from the same period in 2007.
     Cost of Service. Cost of service increased $43.9 million, or 27%, to $206.1 million for the three months ended June 30, 2008 from $162.2 million for the three months ended June 30, 2007. The increase is due primarily to an increase in Expansion Markets cost of service as follows:

•	Core Markets. Core Markets cost of service for the three months ended June 30, 2008 was $110.6 million and remained relatively flat when compared to the same period in 2007. Core Markets cost of service (excluding E-911, FUSF and NECA/TRS expenses) increased $5.2 million, or 6%, to $89.9 million for the three months ended June 30, 2008 from $84.7 million for the three months ended June 30, 2007. The increase was primarily attributable to the 11% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended June 30, 2008. In addition, consolidated E-911, FUSF, and NECA/TRS expenses increased $6.1 million during the three months ended June 30, 2008 compared to the same period in 2007. This increase is primarily attributable to a 30% increase in our consolidated customer base since June 30, 2007 and higher FUSF rates. Beginning on January 1, 2008, a portion of these expenses were allocated to the Expansion Markets in the amount of $11.3 million resulting in a net decrease of $5.2 million in the Core Markets for the three months ended June 30, 2008 compared to the same period in 2007.

•	Expansion Markets. Expansion Markets cost of service increased $43.9 million, or 85%, to $95.5 million for the three months ended June 30, 2008 from $51.6 million for the three months ended June 30, 2007. Expansion Markets cost of service (excluding E-911, FUSF and NECA/TRS expenses) increased $32.6 million, or 64%, to $83.6 million for the three months ended June 30, 2008 from $51.0 million for the three months ended June 30, 2007. This increase was primarily attributable to the 77% growth in our Expansion Markets customer base, coupled with expenses as a result of the launch of service in the Las Vegas and Jacksonville metropolitan areas as well as the build-out expenses related to the New York, Philadelphia and Boston metropolitan areas. In addition, E-911, FUSF and NECA/TRS expenses increased approximately $11.3 million during the three months ended June 30, 2008 compared to the same period in 2007 due primarily to the allocation of a portion of these expenses to the Expansion Markets beginning on January 1, 2008.
     Cost of Equipment. Cost of equipment increased $26.7 million, or 20%, to $160.1 million for the three months ended June 30, 2008 from $133.4 million for the three months ended June 30, 2007. The increase is due primarily to an increase in Expansion Markets cost of equipment, partially offset by a decrease in Core Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment decreased $2.2 million, or 2%, to $87.5 million for the three months ended June 30, 2008 from $89.7 million for the three months ended June 30, 2007. The decrease in Core Markets cost of equipment is primarily attributable to a decrease in gross customer additions which accounted for $3.2 million when compared to the same period in 2007, partially offset by an increase in upgrade handset sales to existing customers which accounted for a $0.5 million increase in cost of equipment as well as an increase in cost of accessories from an increase in accessory sales accounting for a $0.2 million increase.

•	Expansion Markets. Expansion Markets cost of equipment increased $28.9 million, or 66%, to $72.6 million for the three months ended June 30, 2008 from $43.7 million for the three months ended June 30, 2007. The increase in Expansion Markets cost of equipment is primarily attributable to an increase in gross customer additions of approximately 157,000 customers for the three months ended June 30, 2008 as compared to the same period in 2007, which accounted for $20.9 million of the Expansion Markets increase, coupled with an increase in the sale of handsets to existing customers accounting for $9.2 million of the increase as well as an increase of $0.8 million in handset refurbishment cost and an increase in cost of accessories accounting for $0.3 million. These increases were partially offset by a decrease in Expansion Markets cost of equipment as a result of the sale of lower priced handsets accounting for $2.3 million.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $30.7 million, or 37%, to $113.4 million for the three months ended June 30, 2008 from $82.7 million for the three months ended June 30, 2007. The increase is due primarily to an increase in Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses decreased $0.1 million to $44.3 million for the three months ended June 30, 2008 from $44.4 million for the three months ended June 30, 2007. Selling expenses increased by $2.1 million, or approximately 11% for the three months ended June 30,

2008 compared to the three months ended June 30, 2007. The increase in selling expenses is primarily due to a $1.3 million increase in marketing and advertising expenses incurred to support the growth in the Core Markets and a $0.3 million increase related to FUSF billings that were allocated to selling expenses beginning January 1, 2008. General and administrative expenses decreased $2.2 million, or approximately 9% for the three months ended June 30, 2008 compared to the same period in 2007 due primarily to a decrease in various administrative expenses incurred as a result of cost benefits achieved due to the increasing scale of our business in the Core Markets.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $30.8 million, or 80%, to $69.1 million for the three months ended June 30, 2008 from $38.3 million for the three months ended June 30, 2007. Selling expenses increased by $17.9 million, or approximately 129% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase is primarily due to a $10.7 million increase in marketing and advertising expenses incurred to support the growth in the Expansion Markets as well as higher employee related costs of $4.5 million to support the growth and buildout of the Expansion Markets. General and administrative expenses increased by $12.9 million, or approximately 53% for the three months ended June 30, 2008 compared to the same period in 2007 primarily due to the 77% growth in our Expansion Markets customer base, including the launch of service on the Las Vegas and Jacksonville metropolitan areas, as well as the build-out expenses related to the New York, Philadelphia and Boston metropolitan areas.
     Depreciation and Amortization. Depreciation and amortization expense increased $19.8 million, or 48%, to $60.9 million for the three months ended June 30, 2008 from $41.1 million for the three months ended June 30, 2007. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $4.5 million, or 16%, to $32.7 million for the three months ended June 30, 2008 from $28.2 million for the three months ended June 30, 2007. The increase related primarily to additional network infrastructure assets placed into service during the twelve months ended June 30, 2008 to support our continued growth.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $12.6 million, or 109%, to $24.1 million for the three months ended June 30, 2008 from $11.5 million for the three months ended June 30, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended June 30, 2008 driven primarily by the launch of service in the Los Angeles, Las Vegas and Jacksonville metropolitan areas.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $3.3 million, or 44%, to $11.0 million for the three months ended June 30, 2008 from $7.7 million for the three months ended June 30, 2007. The increase is due primarily to an increase in Expansion Markets stock-based compensation expense, partially offset by a decrease in Core Markets stock-based compensation expense as follows:
•	Core Markets. Stock-based compensation expense in the Core Markets remained relatively flat during the three months ended June 30, 2008, decreasing $0.1 million, or 3%, to $3.8 million from $3.9 million for the three months ended June 30, 2007.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $3.4 million, or 92%, to $7.2 million for the three months ended June 30, 2008 from $3.8 million for the three months ended June 30, 2007. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the twelve months ended June 30, 2008 as a result of an increase in employees to support the growth and build-out of the Expansion Markets.

	Three Months
	Ended June 30,
Consolidated Data	2008	2007	Change
	(in thousands)
Loss (gain) on disposal of assets	$2,628	$(393)	769%
Interest expense	45,664	49,168	(7)%
Interest and other income	(5,372)	(14,494)	(63)%
Impairment loss on investment securities	9,079	—	100%
Provision for income taxes	35,491	39,040	(9)%
Net income	50,465	58,094	(13)%
     Loss (gain) on disposal of assets. Loss on disposal of assets increased $3.0 million to $2.6 million for the three months ended June 30, 2008 from a gain of $0.4 million for the three months ended June 30, 2007. During the three months ended June 30, 2008, we recorded a loss on disposal of assets related to certain network technology that was retired and replaced with new technology.
     Interest Expense. Interest expense decreased $3.5 million, or 7%, to $45.7 million for the three months ended June 30, 2008 from $49.2 million for the three months ended June 30, 2007. The decrease in interest expense was primarily due to the capitalization of $13.6 million of interest during the three months ended June 30, 2008, compared to $7.2 million of interest capitalized during the same period in 2007. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of the Auction 66 Markets. In addition, our weighted average interest rate decreased to 7.63% for the three months ended June 30, 2008 compared to 8.11% for the three months ended June 30, 2007 as a result of the borrowing rates under the senior secured credit facility. Average debt outstanding for the three months ended June 30, 2008 was $3.0 billion compared to the average debt outstanding for the three months ending June 30, 2007 of $2.7 billion. The increase in average debt outstanding was due to the issuance of an additional $400.0 million principal amount of our 9 1/4% senior notes in June 2007.
     Interest and Other Income. Interest and other income decreased $9.1 million, or 63%, to $5.4 million for the three months ended June 30, 2008 from $14.5 million for the three months ended June 30, 2007. The decrease in interest and other income was primarily due to the Company investing substantially all of its cash and cash equivalents in money market funds consisting of U.S. treasury securities rather than in short-term investments as the Company has done historically. For further discussion see Note 4 to the financial statements included in this report.
     Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. We made an original investment of $133.9 million in principal in certain auction rate securities that were rated AAA/Aaa at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at June 30, 2008 have experienced continued failed auctions as the amount of securities submitted for sale in the auctions has exceeded the amount of purchase orders. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of $9.1 million during the three months ended June 30, 2008. See “— Liquidity and Capital Resources.”
     Provision for Income Taxes. Income tax expense was $35.5 million and $39.0 million for the three months ended June 30, 2008 and 2007, respectively.  The effective tax rate was 41.3% and 40.2% for the three months ended June 30, 2008 and 2007, respectively.  Our effective rates differ from the statutory federal rate of 35% for state and local taxes, non-deductible expenses and an increase in the valuation allowance which was related to the impairment loss recognized on investment securities during the three months ended June 30, 2008.
     Net Income. Net income decreased $7.6 million, or 13%, to $50.5 million for the three months ended June 30, 2008 compared to $58.1 million for the three months ended June 30, 2007. The decrease in net income was primarily attributable to the decrease in interest and other income as well as the impairment loss on investment securities recognized during the three months ended June 30, 2008 as compared to the same period in 2007.

     However these increases were partially offset by an increase in operating income as well as decreases in interest expense and provision for income taxes.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Six Months
	Ended June 30,
Reportable Operating Segment Data	2008	2007	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$746,872	$693,481	8%
Expansion Markets	413,660	225,376	84%

Total	$1,160,532	$918,857	26%

Equipment revenues:
Core Markets	$107,880	$120,370	(10)%
Expansion Markets	72,749	48,635	50%

Total	$180,629	$169,005	7%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$217,909	$211,046	3%
Expansion Markets	176,705	96,516	83%

Total	$394,614	$307,562	28%

Cost of equipment:
Core Markets	$197,889	$202,929	(2)%
Expansion Markets	162,356	103,818	56%

Total	$360,245	$306,747	17%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$87,825	$87,684	0%
Expansion Markets	129,968	67,970	91%

Total	$217,793	$155,654	40%

Adjusted EBITDA(2):
Core Markets	$357,861	$318,191	12%
Expansion Markets	30,120	11,572	160%
Depreciation and amortization:
Core Markets	$64,236	$56,317	14%
Expansion Markets	44,508	21,597	106%
Other	9,444	2,590	265%

Total	$118,188	$80,504	47%

Stock-based compensation expense:
Core Markets	$6,732	$5,999	12%
Expansion Markets	12,740	5,865	117%

Total	$19,472	$11,864	64%

Income (loss) from operations:
Core Markets	$284,262	$253,626	12%
Expansion Markets	(27,142)	(16,084)	(69)%
Other	(9,448)	(2,804)	(237)%

Total	$247,672	$234,738	6%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the six months ended June 30, 2008, cost of service includes $1.2 million and selling, general and administrative expenses includes $18.3 million of stock-based compensation expense. For the six months ended June 30, 2007, cost of service includes $0.7 million and selling, general and administrative expenses includes $11.2 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

     Service Revenues. Service revenues increased $241.7 million, or 26%, to $1.2 billion for the six months ended June 30, 2008 from $918.9 million for the six months ended June 30, 2007. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $53.4 million, or 8%, to $746.9 million for the six months ended June 30, 2008 from $693.5 million for the six months ended June 30, 2007. The increase in service revenues is primarily attributable to net customer additions of approximately 273,000 customers for the twelve months ended June 30, 2008, which accounted for $81.4 million of the Core Markets increase, partially offset by the higher participation in our Family Plans and reduced revenue from certain features now included in our service plans that were previously provided a la carte, accounting for a $19.8 million decrease. In addition, consolidated E-911, Federal Universal Service Fund, or FUSF, vendor’s compensation and activation revenues increased $13.5 million during the six months ended June 30, 2008 compared to the same period in 2007. This increase is primarily attributable to a 30% increase in our consolidated customer base since June 30, 2007 and higher FUSF rates. Beginning on January 1, 2008, a portion of these revenues were allocated to the Expansion Markets in the amount of $21.7 million resulting in a net decrease of $8.2 million in the Core Markets for the six months ended June 30, 2008 compared to the same period in 2007.

•	Expansion Markets. Expansion Markets service revenues increased $188.3 million, or 84%, to $413.7 million for the six months ended June 30, 2008 from $225.4 million for the six months ended June 30, 2007. The increase in service revenues is primarily attributable to net customer additions of approximately 775,000 customers for the twelve months ended June 30, 2008, which accounted for $183.9 million of the Expansion Markets increase, partially offset by the higher participation in our Family Plans and reduced revenue from certain features now included in our service plans that were previously provided a la carte, accounting for a $17.3 million decrease. In addition, E-911, FUSF, vendor’s compensation and activation revenues increased approximately $21.7 million during the six months ended June 30, 2008 compared to the same period in 2007 due primarily to the allocation of a portion of these revenues to the Expansion Markets beginning on January 1, 2008.
     Equipment Revenues. Equipment revenues increased $11.6 million, or 7%, to $180.6 million for the six months ended June 30, 2008 from $169.0 million for the six months ended June 30, 2007. The increase is due primarily to an increase in Expansion Markets equipment revenues, partially offset by a decrease in Core Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues decreased $12.5 million, or 10%, to $107.9 million for the six months ended June 30, 2008 from $120.4 million for the six months ended June 30, 2007. The decrease in equipment revenues is primarily attributable to the sale of lower priced handset models accounting for $14.1 million of the decrease coupled with a decrease in gross customer additions which accounted for $1.3 million. These decreases in equipment revenues were partially offset by an increase in upgrade handset sales to existing customers which accounted for a $2.0 million increase in equipment revenues as well as an increase in accessory sales accounting for $0.9 million.

•	Expansion Markets. Expansion Markets equipment revenues increased $24.1 million, or 50%, to $72.7 million for the six months ended June 30, 2008 from $48.6 million for the six months ended June 30, 2007. The increase in equipment revenues is primarily attributable to an increase in gross customer additions of approximately 290,000 customers for the six months ended June 30, 2008 as compared to the same period in 2007, which accounted for $16.2 million of the Expansion Markets increase, an increase in upgrade handset sales to existing customers accounting for a $15.3 million increase and an increase of approximately $1.8 million in additional accessory sales. These increases in equipment revenues were partially offset by the sale of lower priced handset models which accounted for a $9.2 million decrease.
     Cost of Service. Cost of service increased $87.0 million, or 28%, to $394.6 million for the six months ended June 30, 2008 from $307.6 million for the six months ended June 30, 2007. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $6.9 million, or 3%, to $217.9 million for the six months ended June 30, 2008 from $211.0 million for the six months ended June 30, 2007. Core Markets cost of service (excluding E-911, FUSF and NECA/TRS expenses) increased $13.2 million, or 8%, to $178.3 million for the six months ended June 30, 2008 from $165.1 million for the six months ended June 30, 2007. The increase was primarily attributable to the 11% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended June 30, 2008. In addition, consolidated E-911, FUSF, and NECA/TRS expenses increased $14.4 million during the six months ended June 30, 2008 compared to the same period in 2007. This increase is primarily attributable to a 30% increase in our consolidated customer base since June 30, 2007 and higher FUSF rates. Beginning on January 1, 2008, a portion of these expenses were allocated to the Expansion Markets in the amount of $20.7 million resulting in a net decrease of $6.3 million in the Core Markets for the six months ended June 30, 2008 compared to the same period in 2007.

•	Expansion Markets. Expansion Markets cost of service increased $80.1 million, or 83%, to $176.7 million for the six months ended June 30, 2008 from $96.6 million for the six months ended June 30, 2007. Expansion Markets cost of service (excluding E-911, FUSF and NECA/TRS expenses) increased $59.5 million, or 62%, to $154.8 million for the six months ended June 30, 2008 from $95.3 million for the six months ended June 30, 2007. This increase was primarily attributable to the 77% growth in our Expansion Markets customer base, coupled with expenses associated with the launch of service in the Los Angeles, Las Vegas and Jacksonville metropolitan areas as well as the build-out expenses related to the New York, Philadelphia and Boston metropolitan areas. In addition, E-911, FUSF and NECA/TRS expenses increased approximately $20.7 million during the six months ended June 30, 2008 compared to the same period in 2007 due primarily to the allocation of a portion of these expenses to the Expansion Markets beginning on January 1, 2008.
     Cost of Equipment. Cost of equipment increased $53.5 million, or 17%, to $360.2 million for the six months ended June 30, 2008 from $306.7 million for the six months ended June 30, 2007. The increase is due primarily to an increase in Expansion Markets cost of equipment, partially offset by a decrease in Core Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment decreased $5.0 million, or 2%, to $197.9 million for the six months ended June 30, 2008 from $202.9 million for the six months ended June 30, 2007. The decrease in Core Markets cost of equipment is primarily attributable to the sale of lower priced handsets accounting for $4.9 million of the decrease as well as the decrease in gross customer additions which accounted for $4.2 million of the decrease when compared to the same period in 2007. These increases were partially offset by an increase in upgrade handset sales to existing customers accounting for $2.4 million as well as an increase of $1.4 million in handset refurbishment expenses and an increase in cost of accessories due to an increase in accessory sales accounting for a $0.3 million increase.

•	Expansion Markets. Expansion Markets cost of equipment increased $58.5 million, or 56%, to $162.3 million for the six months ended June 30, 2008 from $103.8 million for the six months ended June 30, 2007. The increase in Expansion Markets cost of equipment is primarily attributable to an increase in gross customer additions of approximately 290,000 customers for the six months ended June 30, 2008 as compared to the same period in 2007, which accounted for $39.1 million of the Expansion Markets increase, coupled with the sale of handsets to existing customers accounting for $21.9 million of the increase as well as an increase of $1.9 million in handset refurbishment expenses and an increase in cost of accessories due to an increase in accessory sales accounting for a $0.7 million increase. These increases were partially offset by the sale of lower priced handsets accounting for a $5.1 million decrease in Expansion Markets cost of equipment.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $62.1 million, or 40%, to $217.8 million for the six months ended June 30, 2008 from $155.7 million for the six months ended June 30, 2007. The increase is due primarily to an increase in Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $0.1 million to $87.8 million for the six months ended June 30, 2008 from $87.7 million for the six months ended June 30, 2007. Selling expenses increased by $5.5 million, or 15% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in selling expenses is primarily due to a $3.3 million increase in marketing and advertising expenses incurred to support the growth in the Core Markets and a $2.2 million increase related to FUSF billings that were allocated to selling expenses beginning January 1, 2008. General and administrative expenses decreased $5.4 million, or 11% for the six months ended June 30, 2008 compared to the same period in 2007 due primarily to a decrease in various administrative expenses incurred as a result of cost benefits achieved due to the increasing scale of our business in the Core Markets.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $62.0 million, or 91%, to $130.0 million for the six months ended June 30, 2008 from $68.0 million for the six months ended June 30, 2007. Selling expenses increased by $30.8 million, or 115% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase is primarily due to a $17.4 million increase in marketing and advertising expenses incurred to support the growth in the Expansion Markets as well as higher employee related costs of $7.8 million to support the growth and buildout of the Expansion Markets. General and administrative expenses increased by $31.2 million, or approximately 76% for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to the 77% growth in our Expansion Markets customer base as well as the build-out expenses related to the New York, Philadelphia and Boston metropolitan areas.
     Depreciation and Amortization. Depreciation and amortization expense increased $37.7 million, or 47%, to $118.2 million for the six months ended June 30, 2008 from $80.5 million for the six months ended June 30, 2007. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $7.9 million, or 14%, to $64.2 million for the six months ended June 30, 2008 from $56.3 million for the six months ended June 30, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended June 30, 2008 to support our continued growth.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $22.9 million, or 106%, to $44.5 million for the six months ended June 30, 2008 from $21.6 million for the six months ended June 30, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended June 30, 2008 driven primarily by the launch of service in the Los Angeles, Las Vegas and Jacksonville metropolitan areas.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $7.6 million, or 64%, to $19.5 million for the six months ended June 30, 2008 from $11.9 million for the six months ended June 30, 2007. The increase is due primarily to increases in Core Markets and Expansion Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense increased $0.7 million, or 12%, to $6.7 million for the six months ended June 30, 2008 from $6.0 million for the six months ended June 30, 2007. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the twelve months ended June 30, 2008.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $6.9 million, or 117%, to $12.8 million for the six months ended June 30, 2008 from $5.9 million for the six months ended June 30, 2007. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the twelve months ended June 30, 2008.

	Six Months
	Ended June 30,
Consolidated Data	2008	2007	Change
	(in thousands)
Interest expense	93,083	98,144	(5)%
Interest and other income	(15,254)	(21,651)	(30)%
Impairment loss on investment securities	17,080	—	100%
Provision for income taxes	62,159	63,307	(2)%
Net income	89,984	94,446	(5)%

     Interest Expense. Interest expense decreased $5.0 million, or 5%, to $93.1 million for the six months ended June 30, 2008 from $98.1 million for the six months ended June 30, 2007. The decrease in interest expense was primarily due to the capitalization of $28.9 million of interest during the six months ended June 30, 2008, compared to $12.9 million of interest capitalized during the same period in 2007. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of the Auction 66 Markets. In addition, our weighted average interest rate decreased to 7.83% for the six months ended June 30, 2008 compared to 8.18% for the six months ended June 30, 2007 as a result of the borrowing rates under the senior secured credit facility. Average debt outstanding for the six months ended June 30, 2008 was $3.0 billion compared to the average debt outstanding for the six months ending June 30, 2007 of $2.7 billion. The increase in average debt outstanding was due to the issuance of an additional $400.0 million principal amount of our 9 1/4% senior notes in June 2007.
     Interest and Other Income. Interest and other income decreased $6.4 million, or 30%, to $15.3 million for the six months ended June 30, 2008 from $21.7 million for the six months ended June 30, 2007. The decrease in interest and other income was primarily due to the Company investing substantially all of its cash and cash equivalents in money market funds consisting of U.S. treasury securities rather than in short-term investments as the Company has done historically. For further discussion see Note 4 to the financial statements included in this report.
     Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. We made an original investment of $133.9 million in principal in certain auction rate securities that were rated AAA/Aaa at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at June 30, 2008 have experienced continued failed auctions as the amount of securities submitted for sale in the auctions has exceeded the amount of purchase orders. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of $17.1 million during the six months ended June 30, 2008. See “— Liquidity and Capital Resources.”
     Provision for Income Taxes. Income tax expense was $62.2 million and $63.3 million for the six months ended June 30, 2008 and 2007, respectively.  The effective tax rate was 40.9% and 40.1% for the six months ended June 30, 2008 and 2007, respectively.  Our effective rates differ from the statutory federal rate of 35% for state and local taxes, non-deductible expenses and an increase in the valuation allowance which was related to the impairment loss recognized on investment securities during the six months ended June 30, 2008.
     Net Income. Net income decreased $4.5 million, or 5%, to $90.0 million for the six months ended June 30, 2008 compared to $94.5 million for the six months ended June 30, 2007. The decrease in net income was primarily attributable to the decrease in interest and other income as well as the impairment loss on investment securities recognized during the six months ended June 30, 2008 as compared to the same period in 2007. However these increases were partially offset by an increase in operating income as well as a decrease in interest expense.
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

     The following table shows consolidated metric information for the three and six months ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Customers:
End of period	4,598,049	3,549,916	4,598,049	3,549,916
Net additions	183,530	154,713	635,263	608,930
Churn:
Average monthly rate	4.5%	4.8%	4.3%	4.4%
ARPU	$41.77	$43.18	$41.98	$43.46
CPGA	$135.90	$124.79	$127.86	$115.87
CPU	$18.23	$18.01	$18.53	$18.28
     Customers. Net customer additions were 183,530 for the three months ended June 30, 2008, compared to 154,713 for the three months ended June 30, 2007, an increase of approximately 19%. Net customer additions were 635,263 for the six months ended June 30, 2008, compared to 608,930 for the six months ended June 30, 2007, an increase of 4%. Total customers were 4,598,049 as of June 30, 2008, an increase of approximately 30% over the customer total as of June 30, 2007 and 16% over the customer total as of December 31, 2007. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in the Los Angeles metropolitan area in September 2007 as well as our launches of service in the Las Vegas metropolitan area in March 2008 and the Jacksonville metropolitan area in April 2008.
     Churn. As we do not require a long-term service contract, we expect our churn percentage to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our service during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count that phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended June 30, 2008 and 2007 was 4.5% and 4.8%, respectively. Churn for the six months ended June 30, 2008 and 2007 was 4.3% and 4.4%, respectively. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters.
     Average Revenue Per User. ARPU represents (a) service revenues less activation revenues, E-911, FUSF and vendor’s compensation charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $41.77 and $43.18 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $1.41. ARPU was $41.98 and $43.46 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $1.48. The decrease in ARPU for the three and six months ended June 30, 2008, when compared to the same periods in 2007, was primarily attributable to higher participation in our Family Plans as well as reduced revenue from certain features now included in our service plans that were previously provided a la carte.
     Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs have increased to $135.90 for the three months ended June 30, 2008 from $124.79 for the three months ended June 30, 2007. CPGA costs have increased to $127.86 for the six months ended June 30, 2008 from $115.87 for the six months ended June 30, 2007. The increase in CPGA for the three and six months ended June 30, 2008 when compared to the same periods in 2007, were primarily driven by selling expenses associated with the continued customer growth in our Expansion Markets including the launch of service in the Los Angeles metropolitan area as well as our recent launches of service in the Las Vegas metropolitan area in March 2008 and the Jacksonville metropolitan area in April 2008.

     Cost Per User. CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the sum of the average monthly number of customers during such period. CPU for the three months ended June 30, 2008 and 2007 was $18.23 and $18.01, respectively. CPU for the six months ended June 30, 2008 and 2007 was $18.53 and $18.28, respectively. We continue to achieve cost benefits due to the increasing scale of our business. However, these benefits have been more than offset by a combination of construction and launch expenses associated with our Expansion Markets, which contributed approximately $3.70 and $3.18 of additional CPU for the three months ended June 30, 2008 and 2007, respectively and approximately $3.66 and $3.01 of additional CPU for the six months ended June 30, 2008 and 2007, respectively.
     Core Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Core Markets Customers:
End of period	2,815,353	2,542,290	2,815,353	2,542,290
Net additions	19,437	57,479	156,448	241,332
Core Markets Adjusted EBITDA	$187,335	$167,869	$357,861	$318,191
Core Markets Adjusted EBITDA as a Percent of Service Revenues	49.6%	47.1%	47.9%	45.9%
     As of June 30, 2008, our networks in our Core Markets cover a population of approximately 23 million.
     Customers. Net customer additions in our Core Markets were 19,437 for the three months ended June 30, 2008, compared to 57,479 for the three months ended June 30, 2007. Net customer additions in our Core Markets were 156,448 for the six months ended June 30, 2008, compared to 241,332 for the six months ended June 30, 2007. Total customers were 2,815,353 as of June 30, 2008, an increase of approximately 11% over the customer total as of June 30, 2007 and approximately 6% over the customer total as of December 31, 2007. The increase in total customers is primarily attributable to the continued demand for our service offerings.
     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended June 30, 2008, Core Markets Adjusted EBITDA was $187.3 million compared to $167.9 million for the same period in 2007. For the six months ended June 30, 2008, Core Markets Adjusted EBITDA was $357.9 million compared to $318.2 million for the same period in 2007. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the three months ended June 30, 2008 and 2007 were 49.6% and 47.1%, respectively. Core Markets Adjusted EBITDA as a percent of service revenues for the six months ended June 30, 2008 and 2007 were 47.9% and 45.9%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.

     Expansion Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Expansion Markets:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Expansion Markets Customers:
End of period	1,782,696	1,007,626	1,782,696	1,007,626
Net additions	164,093	97,234	478,815	367,598
Expansion Markets Adjusted EBITDA	$22,832	$12,577	$30,120	$11,572
Expansion Markets Adjusted EBITDA as a Percent of Service Revenues	10.3%	10.2%	7.3%	5.1%
     As of June 30, 2008, our networks in our Expansion Markets cover a population of approximately 34 million.
     Customers. Net customer additions in our Expansion Markets were 164,093 for the three months ended June 30, 2008, compared to 97,234 for the three months ended June 30, 2007. Net customer additions in our Expansion Markets were 478,815 for the six months ended June 30, 2008, compared to 367,598 for the six months ended June 30, 2007. The increase in net customer additions is primarily attributable to the continued demand for our service offerings as well as the continued expansion of our service footprint in the Los Angeles metropolitan area and our recent launches of service in the Las Vegas and the Jacksonville metropolitan areas. Total customers were 1,782,696 as of June 30, 2008, an increase of approximately 77% over the customer total as of June 30, 2007 and an increase of approximately 37% over the customer total as of December 31, 2007. The increase in total customers is primarily attributable to the continued demand for our service offerings and the continued growth of our service footprint in the Los Angeles metropolitan area since our launch in September 2007 as well as our launches of service in the Las Vegas metropolitan area and the Jacksonville metropolitan area.
     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended June 30, 2008, Expansion Markets Adjusted EBITDA was $22.8 million compared to an Adjusted EBITDA of $12.6 million for the same period in 2007. For the six months ended June 30, 2008, Expansion Markets Adjusted EBITDA was $30.1 million compared to an Adjusted EBITDA of $11.6 million for the same period in 2007. The increase in Adjusted EBITDA, when compared to the same period in the previous year, was attributable to cost benefits achieved due to the increasing scale of our business, offset by construction and launch expenses associated primarily with the launch of service in the Los Angeles, Las Vegas and Jacksonville metropolitan areas and the buildout of our Auction 66 Markets in the Northeast.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Expansion Markets Adjusted EBITDA as a percent of service revenues for the three months ended June 30, 2008 and 2007 were 10.3% and 10.2%, respectively. Expansion Markets Adjusted EBITDA as a percent of service revenues for the six months ended June 30, 2008 and 2007 were 7.3% and 5.1%, respectively. Consistent with the increase in Expansion Markets Adjusted EBITDA, we continue to experience corresponding increases in Expansion Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Expansion Markets.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands, except average number
	of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$598,562	$479,341	$1,160,532	$918,857
Less:
Activation revenues	(3,899)	(2,683)	(7,525)	(5,142)
E-911, FUSF and vendor’s compensation charges	(30,583)	(25,721)	(57,137)	(45,992)

Net service revenues	$564,080	$450,937	$1,095,870	$867,723
Divided by: Average number of customers	4,501,980	3,480,780	4,350,387	3,328,032

ARPU	$41.77	$43.18	$41.98	$43.46

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands, except gross customer
	additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$53,180	$33,365	$99,827	$63,471
Less: Activation revenues	(3,899)	(2,683)	(7,525)	(5,142)
Less: Equipment revenues	(80,245)	(71,835)	(180,629)	(169,005)
Add: Equipment revenue not associated with new customers	37,613	33,892	83,416	75,902
Add: Cost of equipment	160,088	133,439	360,245	306,747
Less: Equipment costs not associated with new customers	(58,993)	(43,795)	(131,204)	(98,964)

Gross addition expenses	$107,744	$82,383	$224,130	$173,009
Divided by: Gross customer additions	792,823	660,149	1,752,906	1,493,132

CPGA	$135.90	$124.79	$127.86	$115.87

     CPU — CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)) exclusive of E-911, FUSF, and vendor’s compensation charges, divided by the sum of the average monthly number of customers during such period. CPU does not include any depreciation and amortization expense. Management uses CPU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CPU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless providers. We believe investors use CPU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless providers, although other wireless carriers may calculate this measure differently. The following table reconciles total costs used in the calculation of CPU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CPU.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands, except average number
	of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$206,140	$162,227	$394,614	$307,562
Add: General and administrative expense	60,239	49,352	117,966	92,183
Add: Net loss on equipment transactions unrelated to initial customer acquisition	21,380	9,903	47,788	23,062
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(11,007)	(7,653)	(19,472)	(11,864)
Less: E-911, FUSF, and vendor’s compensation revenues	(30,583)	(25,721)	(57,137)	(45,992)

Total costs used in the calculation of CPU	$246,169	$188,108	$483,759	$364,951
Divided by: Average number of customers	4,501,980	3,480,780	4,350,387	3,328,032

CPU	$18.23	$18.01	$18.53	$18.28

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. At June 30, 2008, we had a total of approximately $1.1 billion in cash and cash equivalents. We have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At June 30, 2008, we had invested substantially all of our cash and cash equivalents in money market funds consisting of U.S. treasury securities.
     We made an original investment of $133.9 million in principal in certain auction rate securities, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with our investment policy guidelines, the auction rate securities investments held by us all had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at June 30, 2008 have experienced continued failed auctions as the amount of securities submitted for sale in the auctions has exceeded the amount of purchase orders. In addition, substantially all of the auction rate securities held by us have been downgraded or placed on credit watch by at least one credit rating agency.
     The estimated market value of our auction rate security holdings at June 30, 2008 was approximately $19.7 million, which reflects a $114.2 million adjustment to the original principal value of $133.9 million. The estimated market value at December 31, 2007 was approximately $36.1 million, which reflected a $97.8 million adjustment to the principal value at that date. Although the auction rate securities continue to pay interest according to their stated terms, based on statements received from our broker and an analysis of other-than-temporary impairment factors, we recorded an impairment charge of $9.1 million and $17.1 million during the three and six months ended June 30, 2008, respectively, reflecting an additional portion of auction rate security holdings that we have concluded have an other-than-temporary decline in value. The offsetting increase in fair value of approximately $0.7 million is reported in accumulated other comprehensive loss in the consolidated balance sheets, net of income taxes in the amount of $0.2 million.
     Historically, given the liquidity created by auctions, our auction rate securities were presented as current assets under short-term investments on our balance sheet. Given the failed auctions, our auction rate securities are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on our balance sheet as of June 30, 2008 and December 31, 2007. The $114.9 million impairment charges recorded to date does not have a material impact on our liquidity and is not included in our approximately $1.1 billion in cash and cash equivalents as of June 30, 2008. If uncertainties in the credit and capital markets continue or these markets deteriorate further, we may incur additional impairments to its auction rate securities. Management believes that any future additional impairment charges will not have a material effect on our liquidity.
     Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as clusters. We are seeking opportunities to enhance our current market clusters and to provide service in new geographic areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. We participated as a bidder in FCC Auction 66 and in November 2006 we were granted eight licenses for a total aggregate purchase price of approximately $1.4 billion. We participated as a bidder in Auction 73 and on June 26, 2008, we were granted the 700 MHz License for an aggregate purchase price of approximately $313.3 million. The 700 MHz License supplements the 10 MHz of advanced wireless spectrum previously granted to us in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of Auction 66.
     As a result of the acquisition of the spectrum licenses from Auction 66 and the opportunities that these licenses provide for us to expand our operations into major metropolitan markets, we will require significant additional capital in the future to finance the construction and initial operating costs associated with such licenses. We generally do not intend to commence the construction of any individual license area until we have sufficient funds available to provide for the related construction and operating costs associated with such license area. We currently plan to focus on building out approximately 40 million of the total population in our Auction 66 Markets with a primary focus on the New York, Philadelphia, Boston and Las Vegas metropolitan areas. We launched service in the Las Vegas metropolitan area in March 2008 and in the Philadelphia metropolitan area in July 2008. Of the approximate 40 million total population, we are targeting launch of operations with an initial covered population of approximately 30 to 32 million by late 2008 through the first half of 2009. Our initial launch dates will vary in our Auction 66 Markets and our launch dates in the larger metropolitan areas will be accomplished in phases. Our Auction 66 Markets will entail a more extensive use of DAS systems than we have deployed in the past. This, along with other factors, could result in an increase in the total capital expenditures per covered population to initially launch operations, however, we would not expect the estimate of total cash expenditures to reach free cash flow positive to be materially impacted. We believe that our existing cash, cash equivalents and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the first six months of 2008 were approximately $388.5 million and aggregate capital expenditures for 2007 were approximately $767.7 million. These expenditures were primarily associated with the construction of the network infrastructure in our Expansion Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites and switches. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new Expansion Markets have attractive demographics which will result in increased revenues.
     As of June 30, 2008, we owed an aggregate of approximately $3.0 billion under our senior secured credit facility and 9 1/4% senior notes. As of June 30, 2008, we owed approximately $27.0 million under capital lease obligations.
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
     We consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present this discussion of Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. Other wireless carriers may calculate Adjusted EBITDA differently. If our Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended June 30, 2008, our senior secured leverage ratio was 1.98 to 1.0, which means for every $1.00 of Adjusted EBITDA we had $1.98 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for, operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.
     The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three and six months ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$50,465	$58,094	$89,984	$94,446
Adjustments:
Depreciation and amortization	60,888	41,124	118,188	80,504
Loss (gain) on disposal of assets	2,628	(393)	2,649	2,657
Stock-based compensation expense (1)	11,007	7,653	19,472	11,864
Interest expense	45,664	49,168	93,083	98,144
Accretion of put option in majority-owned subsidiary (1)	317	254	620	492
Interest and other income	(5,372)	(14,494)	(15,254)	(21,651)
Impairment loss on investment securities	9,079	—	17,080	—
Provision for income taxes	35,491	39,040	62,159	63,307

Consolidated Adjusted EBITDA	$210,167	$180,446	$387,981	$329,763

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.

     In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three and six months ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$223,969	$155,737	$331,418	$267,309
Adjustments:
Interest expense	45,664	49,168	93,083	98,144
Non-cash interest expense	(605)	(953)	(1,205)	(2,048)
Interest and other income	(5,372)	(14,494)	(15,254)	(21,651)
(Provision for) recovery of uncollectible accounts receivable	(77)	105	(121)	(23)
Deferred rent expense	(6,970)	(2,226)	(12,967)	(4,265)
Cost of abandoned cell sites	(654)	(2,035)	(2,322)	(3,832)
Accretion of asset retirement obligation	(733)	(289)	(1,248)	(572)
Gain on sale of investments	—	1,281	—	2,241
Provision for income taxes	35,491	39,040	62,159	63,307
Deferred income taxes	(34,246)	(38,547)	(59,794)	(62,158)
Changes in working capital	(46,300)	(6,341)	(5,768)	(6,689)

Consolidated Adjusted EBITDA	$210,167	$180,446	$387,981	$329,763

Operating Activities
     Cash provided by operating activities was $331.4 million during the six months ended June 30, 2008 compared to $267.3 million during the six months ended June 30, 2007. The increase was primarily attributable to a $37.7 million increase in depreciation and amortization expense associated with the increased asset purchases and construction in the Expansion Markets, $17.1 million in impairment losses recognized on investment securities and a $7.6 million increase in non-cash stock-based compensation expense during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
     Investing Activities
     Cash used in investing activities was $703.2 million during the six months ended June 30, 2008 compared to $1.5 billion during the six months ended June 30, 2007. The decrease was due primarily to a $1.2 billion decrease in net purchases of investments that occurred during the six months ended June 30, 2007 compared to the six months ended June 30, 2008. This decrease was partially offset by an increase attributable to $313.3 million in purchases of FCC licenses as a result of participation in Auction 73, $25.2 million in cash used for business acquisitions and a $41.4 million increase in purchases of property and equipment which was primarily related to construction in the Expansion Markets.
     Financing Activities
     Cash provided by financing activities was $30.5 million during the six months ended June 30, 2008 compared to $1.3 billion during the six months ended June 30, 2007. The decrease was due primarily to $818.2 million in net proceeds from the Company’s initial public offering that was completed in April 2007 and $420.5 million in net proceeds from the issuance of the additional notes in June 2007 that occurred during the six months ended June 30, 2007 compared to the six months ended June 30, 2008.

     Capital Lease Obligations
     During 2007, the Company entered into various non-cancelable DAS capital lease agreements, with expirations through 2023, covering dedicated optical fiber. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheet in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense.
     As of June 30, 2008, we had DAS capital lease agreements in operation in three metropolitan areas including Las Vegas, Los Angeles, and Philadelphia.
     Capital Expenditures and Other Asset Acquisitions and Dispositions
     Capital Expenditures. We and Royal Street currently expect to incur capital expenditures in the range of $1.1 billion to $1.3 billion for the year ending December 31, 2008 in our Core and Expansion Markets, which includes $600.0 million to $700.0 million in our Auction 66 Markets. In addition, we have spent $313.3 million for the purchase of spectrum in Auction 73 for the year ended December 31, 2008.
     During the six months ended June 30, 2008, we and Royal Street incurred $388.5 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Boston, Las Vegas, Los Angeles, New York and Philadelphia Expansion Markets.
     During the year ended December 31, 2007, we and Royal Street incurred $767.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Los Angeles metropolitan area, which was launched in September 2007.
     Other Acquisitions and Dispositions. On December 21, 2007, the Company executed an agreement with PTA Communications, Inc., or PTA, to purchase 10 MHz of PCS spectrum from PTA for the basic trading area of Jacksonville, Florida. The Company also entered into agreements with NTCH, Inc. (dba Cleartalk PCS) and PTA-FLA, Inc. for the purchase of certain of their assets used in providing PCS wireless telecommunications services in the Jacksonville market. On January 17, 2008, the Company closed on the acquisition of certain assets used in providing PCS wireless services. The Company paid a total of $18.6 million in cash for these assets, exclusive of transaction costs. On May 13, 2008, the Company closed on the purchase of the 10 MHz of spectrum from PTA for the basic trading area of Jacksonville, Florida for consideration of $6.5 million in cash.
     We participated as a bidder in Auction 73 and on June 26, 2008, we were granted the 700 MHz License for an aggregate purchase price of approximately $313.3 million. The 700 MHz License supplements the 10 MHz of advanced wireless spectrum previously granted to us in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of Auction 66.
     We have entered into various agreements for the acquisition of spectrum in the aggregate amount of approximately $15.0 million. Consummation of these acquisitions is conditioned upon customary closing conditions, including approval by the FCC.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Inflation
     We believe that inflation has not materially affected our operations.

Effect of New Accounting Standards
     We believe that the adoption of new accounting standards has not materially affected our results of operations. For further discussion see Note 19 to the financial statements included in this report.
     Fair Value Measurements
     We do not expect changes in the aggregate fair value of our financial assets and liabilities to have a material adverse impact on the consolidated financial statements. See Note 10 to the financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not routinely enter into derivatives or other financial instruments for trading, speculative or hedging purposes, unless it is hedging interest rate risk exposure or is required by our senior secured credit facility. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.
     As of June 30, 2008, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of June 30, 2008 was 6.516%. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed-rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate swap agreement expires in 2010. On April 30, 2008, to manage our interest rate risk exposure, we entered into a two-year interest rate protection agreement. The agreement is effective on June 30, 2008, covers a notional amount of $500.0 million and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 5.46%. The monthly interest settlement periods began on June 30, 2008. The interest rate protection agreement expires on June 30, 2010. If market LIBOR rates increase 100 basis points over the rates in effect at June 30, 2008, annual interest expense on the approximately $72.0 million in variable rate debt would increase approximately $0.7 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2008 in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
     During the first quarter of 2008 and effective as of April 1, 2008, the Company completed its accounting system conversion from Solomon Accounting Software to Oracle Enterprise Business Suite (“Oracle ERP”). Management

has redesigned and evaluated our internal controls over financial reporting for the new Oracle ERP environment and ensured that our controls and procedures are effective. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against MetroPCS in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, held by Leap. The complaint seeks both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for our alleged willful infringement by our wireless communication systems and associated services of the ‘497 patent. We have answered the complaint, raised a number of affirmative defenses, and together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap, including Leap’s CEO. In our counterclaims, we claim that we do not infringe any valid or enforceable claim of the ‘497 Patent and we assert claims for constructive trust, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information, breach of a confidential relationship, and fraud. Our counterclaims seek monetary and exemplary damages, and injunctive relief. Certain of the Leap defendants, including its CEO, have answered our counterclaims, denied our allegations and asserted affirmative defenses to our counterclaims. In connection with denying a motion to dismiss by certain individual defendants, the court concluded that our claims against those defendants were compulsory counterclaims.
     On May 16, 2008, the Court entered an order consolidating this action with the action brought by Royal Street Communications described below for the purposes of discovery. On May 23, 2008, the Court scheduled the claim construction hearing for both this action and the Royal Street Communications action for late October 2008 and trial setting for April 2009. On July 1, 2008, the Court entered an order accepting for filing a second amended complaint which added MetroPCS’ wholly owned subsidiaries as additional defendants and dropped Leap Wireless International, Inc. as a plaintiff. We plan to vigorously defend against Leap’s claims relating to the ‘497 Patent and to vigorously prosecute our counterclaims against Leap.
     We also have tendered Leap’s claims to the manufacturer of our network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Alcatel Lucent declined to indemnify and defend us. We filed a petition in state district court in Harrison County, Texas, Cause No. 07-0710, for a declaratory ruling that Alcatel Lucent is obligated to cooperate, indemnify, defend and hold us harmless from the Leap patent infringement action and for specific performance, for injunctive relief and for breach of contract. Alcatel Lucent has responded to our petition and requested that the Court dismiss, abate, stay, and deny every claim in our petition asserted against Alcatel Lucent and order us to amend our petition. We have responded to Alcatel Lucent’s request. The parties have agreed to postpone the hearing on Alcatel Lucent’s request. No hearing is currently scheduled for Alcatel Lucent’s request. We intend to vigorously prosecute our action.
     On September 22, 2006, Royal Street Communications, LLC, or Royal Street Communications, filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent is invalid and not being infringed upon by Royal Street Communications. Leap responded to Royal Street Communications’ complaint by filing a motion to dismiss Royal Street Communications’ complaint for lack of jurisdiction or, in the alternative, that the action be transferred to the United States District Court for the Eastern District of Texas, Marshall Division, where Leap has brought suit against the Company under the same patent. Royal Street Communications responded to this motion, but the Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-00285-TJW, where it remains pending. In February 2008, Leap answered the complaint and counterclaimed against Royal Street Communications, alleging that Royal Street Communications’ willfully infringes the ‘497 Patent and seeking both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for Royal Street Communications’ alleged willful infringement by its wireless communication systems and associated services of the ‘497 patent. Leap also filed a motion to consolidate this action with the Leap action against us. On May 16, 2008, the Court entered an order consolidating this action with the action brought by Leap against MetroPCS solely for the purposes of discovery.

On May 23, 2008, the Court scheduled the claims construction hearing for this action and the Leap action described above for late October 2008 and on June 20, 2008 the parties filed a proposed docket control order which requests that the Court stay the trial setting in this action pending entry of Final Judgment in the Leap action directly against MetroPCS. Royal Street Communications plans to vigorously defend against Leap’s claims relating to the ‘497 Patent.
     If Leap were successful in its claim for injunctive relief in either action, we and Royal Street Communications could be enjoined from operating our respective businesses in the manner in which we and Royal Street Communications currently operate, could require us and Royal Street Communications to expend additional capital to change certain technologies and operating practices, or could prevent both us and Royal Street Communications from offering some or all of the services we each provide using some or all of our or Royal Street Communications’ existing systems. In addition, if Leap were successful in its claim for monetary damages, we and Royal Street Communications could be forced to pay Leap substantial damages, including treble damages if found to have willfully infringed the ‘497 Patent, for past infringement and/or ongoing royalties on a portion of both our revenues, which could materially adversely impact our and Royal Street Communications’ financial performance. Further, if Leap were successful, we and/or Royal Street Communications could be required to pay Leap’s attorneys’ fees.
     On August 15, 2006, we filed a separate action in the California Superior Court, Stanislaus County, Case No. 382780, against Leap and others for unfair competition, misappropriation of trade secrets, interference with contracts, breach of contract, intentional interference with prospective business advantage, and trespass. In this action we seek monetary and punitive damages and injunctive relief. We have amended our complaint in response to demurrers and motions filed by Leap and Orders of the Court. On August 16, 2007, we filed our Third Amended Complaint which among other things eliminated the trespass claims. On September 20, 2007, Defendants demurred to the Third Amended Complaint alleging that the claims were uncertain and we have responded. On October 24, 2007, the parties filed a stipulation to request that the Court stay the action and discovery for 90 days following the entry of the Order granting the stay. On May 27, 2008, the Court reopened the action and has set the next scheduling conference for September 22, 2008. On July 31, 2008, the Court entered a tentative ruling denying Defendants’ demurrer to our Third Amended Complaint. We plan to vigorously prosecute this action.
     On January 7, 2008, Freedom Wireless, Inc., or Freedom Wireless, filed an action against Verisign, Inc., our billing vendor, and several telecommunications providers who use Verisign’s billing system, including us, in the United States District Court for the Northern District of California, San Francisco Division, Civil Action Number CV-08-112-JL, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System”, or collectively the Freedom Wireless Patents, held by Freedom Wireless. The complaint sought both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for our alleged willful infringement of the Freedom Wireless Patents. On May 20, 2008, Freedom Wireless dismissed without prejudice its action against us. By dismissing its action without prejudice, Freedom Wireless reserves the right in the future to bring an action against us for the same matters contained in the action it dismissed against us.
     In addition, we are involved in other litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. We are not currently party to any other pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 9, 2008, other than the changes and additions to the Risk Factors set forth below.
Risks Related to Our Business
We may be unable to obtain the roaming and other services we need from other carriers to remain competitive.
     Many of our competitors have regional or national networks which enable them to offer automatic roaming and long distance telephone services to their subscribers at a lower cost than we can offer and allow them to offer unlimited fixed-rate roaming plans on their existing networks over a larger area than we can offer. We do not have a national network, and we must pay fees to other carriers who provide roaming services and who carry long distance calls made by our subscribers. We currently have roaming agreements with several other carriers which allow our customers to roam on those carriers’ network. The roaming agreements, however, do not cover all geographic areas where our customers may seek service when they travel, generally cover voice but not data services, and at least one such agreement may be terminated on relatively short notice and may not be renewed in the future. In addition, we believe the rates we are charged by certain carriers in some instances are higher than the rates they charge to other roaming partners. Further, many of the wireless carriers against whom we compete have service area footprints, including roaming area footprints, substantially larger than our footprint and some have substantially more spectrum. Certain of our competitors also are able to offer their customers roaming services at lower rates than we can offer. The FCC recently clarified that CMRS providers must offer automatic roaming services on just, reasonable and non-discriminatory terms. Based on this ruling, we may be obligated to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us. We also have no assurance that the rates we will be charged for automatic roaming will be reasonable as the FCC did not establish a default rate. The FCC also found that a CMRS provider is not required to offer automatic roaming services for any geographic area in which a requesting carrier holds licenses to or leases spectrum even if it has not yet built its system, for roaming services that are classified as information services (such as high speed wireless Internet access services), or for roaming services that are not classified as CMRS (such as non-interconnected services). If we are unable to enter into or maintain roaming agreements for roaming services that our customers want at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to compete effectively and may lose customers and revenues. We may also be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. Furthermore, as the wireless industry consolidates, our ability to replicate our roaming service offerings at rates which will make us, or allow us to be, competitive is uncertain at this time and may become more difficult. For example, if the announced merger of Verizon Wireless with Alltel Corporation is approved and consummated, we will lose one existing roaming partner and the number of remaining carriers using our technology from whom we can obtain roaming services in certain metropolitan and rural areas will decrease to two which may decrease our ability to receive roaming services at reasonable rates if at all.
Our billing vendor has publicly announced that it plans to leave the telecommunications services business, including the billing services business.
     Verisign, the vendor for our existing billing system, has publicly announced that it plans to leave the telecommunications services business, including the billing services business. We have a contract with Verisign that will allow us to transition our billing services to a third party through mid-year 2009; however, Verisign has recently notified us that it does not plan to renew our existing agreement for the provision of billing services in connection with our BREW, roaming services and incidental long distance services which will terminate in early 2009. We are in the process of identifying and negotiating a new billing service agreement with a third party. If Verisign fails to continue to provide the services it has previously provided prior to our transition to a third party system, if Verisign fails to continue to upgrade its software and systems as we grow and change our business, or if we are unable to find a new vendor to support our billing system on a cost effective basis or at all or we are unable to transition our billing services to a new vendor before the end of the transition period, we may not be able to bill our customers, provide customer care, grow our business, report financial results, or manage our business and we may have increased churn, all of which could have a material and adverse effect on our business and financial results.
A patent infringement suit has been filed against us by Leap which could have a material adverse effect on our business or results of operations.
     On June 14, 2006, Leap and Cricket Communications, Inc., or collectively Leap, filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, held by Leap. On July 1, 2008, the Court entered an order accepting for filing a second amended complaint which added MetroPCS’ wholly owned subsidiaries as additional defendants and dropped Leap Wireless International, Inc. as a plaintiff. The suit seeks both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for our alleged willful infringement of the ‘497 Patent. The court has scheduled the claim construction hearing for late October 2008 and the trial setting for April 2009.
     On September 22, 2006, Royal Street Communications filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent is invalid and not being infringed upon by Royal Street Communications. The Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-00285-TJW, where it remains pending. In February 2008, Leap answered the complaint and counterclaimed against Royal Street Communications, claiming that Royal Street Communications willfully infringes the ‘497 Patent and seeking both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for Royal Street Communications’ alleged willful infringement by its wireless communication systems and associated services of the ‘497 Patent. The Court has entered an order consolidating this action with the action brought by Leap against us solely for the purposes of discovery.
     If Leap were successful in its claim for injunctive relief in either action, we and Royal Street Communications could be enjoined from operating our respective businesses in the manner in which we and Royal Street Communications currently operate, could require us and Royal Street Communications to expend additional capital to change certain technologies and operating practices, or could prevent both us and Royal Street Communications from offering some or all of the services we each provide using some or all of the existing systems. In addition, if Leap were successful in its claim for monetary damages, we and Royal Street Communications could be forced to pay Leap substantial damages, including treble damages and attorneys’ fees, for past infringement and/or ongoing royalties on a portion of both our revenues, which could materially adversely impact our financial performance and Royal Street Communications’ financial performance.
If Freedom Wireless refiles its patent suit against us and is successful it could have a material adverse effect on our business or results of operations.
     On January 7, 2008, Freedom Wireless, Inc., or Freedom Wireless, filed suit against us in the United States District Court for the Northern District of California, San Francisco, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System” held by Freedom Wireless. The complaint sought both injunctive relief and monetary damages, including treble damages, for our alleged infringement of these patents. On May 20, 2008, Freedom Wireless dismissed its action against us without prejudice to its right to bring an action against us in the future. If Freedom Wireless decides to pursue its action against us in the future and is successful, it could have a material adverse effect on our business, financial condition and results of operations. Moreover, any such action may consume valuable management time, may be very costly to defend and may distract management attention away from our business.

We plan to utilize DAS systems to construct critical portions of our new metropolitan areas, including the Auction 66 Markets, and any delay in construction of or inability of our existing DAS providers to construct such systems may delay a launch of new metropolitan areas, including the Auction 66 Markets.
     We currently plan to use DAS systems in lieu of traditional cell sites to provide service to certain critical portions of new metropolitan areas we plan to build, including the Auction 66 Markets. These DAS systems may be leased and/or licensed from third party suppliers. The use of DAS systems to provide service in difficult to construct areas of a metropolitan area, such as downtown areas, is not new to wireless carriers; however, the scope of our proposed use of such DAS systems is new to us. In addition, in order to construct DAS systems, the DAS provider will be required to obtain necessary authority from the relevant state and local regulatory authorities and to secure certain agreements, such as right of way agreements, in order to construct or operate the DAS systems. In addition, the DAS system provider may be required to construct a transport network as part of their construction of the DAS systems. Some of the DAS system providers we are using have not previously constructed or been authorized to construct DAS systems in certain of our new metropolitan areas, including our Auction 66 Markets, so there may be unforeseen obstacles and delays in constructing the DAS systems in those metropolitan areas. In addition, the authorization of the DAS provider to construct DAS systems may be subject to challenge. For example, in June 2008, a competing DAS provider filed an action challenging the franchise authorization and right of our DAS provider to construct DAS systems on certain utility and city owned facilities in New York City. The competing DAS provider has sued both the City of New York and our DAS provider seeking to vacate and annul the authorization granted to our DAS provider, annul any selection of utility or city facilities by our DAS provider, find that the City had breached its franchise agreement with the competing DAS provider, and assess monetary damages and equitable relief, including specific performance, against the City of New York.
     Since the scope of the DAS systems being considered is substantial and we are considering using these DAS systems to provide service in critical areas, any delay in the construction of these DAS systems or inability to use DAS systems provided by our existing DAS providers could delay our launch of our new metropolitan areas and could have a material adverse effect on our future operations and financial results. In addition, the use of DAS systems will result in an acceleration of capital expenditures compared to our traditional metropolitan builds without DAS systems. DAS systems also pose particular compliance challenges with regard to the FCC’s recently adopted eight hour back up power requirement which could have a material adverse affect on our ability to comply with applicable laws, could require us to spend significant amounts of additional capital, and could have a material adverse affect on our financial and operating results.
The investment of our substantial cash balances are subject to risks which may cause losses.
     We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. For example, in 2007 we made an original investment of $133.9 million in principal in certain auction rate securities, which had AAA credit ratings at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Substantially all of these auction rate securities held by us have been downgraded or placed on credit watch. As a result of the lack of liquidity in the global credit and capital markets, these auction rate securities failed to attract a buyer at scheduled auctions. As a result, these auction rate securities are illiquid and we have recognized a significant loss on these investments and we may recognize additional losses in the future up to the full amount of the investments if uncertainties in these markets continue, these markets deteriorate further, or the Company experiences any ratings downgrades on investments in its portfolio (including the auction rate securities). Such risks, including the continued failure of future auctions for the auction rate securities, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our success depends on our ability to attract and retain qualified management and other personnel, and the loss of one or more members of our management, including our chief executive officer, could have a negative impact on our business.
     Our business is managed by a small number of key executive officers, including our chief executive officer, Roger Linquist. The loss of one or more of these persons could disrupt our ability to react quickly to business developments and changes in market conditions, which could harm our financial results. None of our managing key executives has an employment contract, so any such executive officers may leave at any time subject to forfeiture of any unpaid performance awards and any unvested options. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified executive, technical and management personnel. We believe competition for highly qualified management, technical and sales personnel is intense, and there can be no assurance that we will retain our key management, technical and sales employees, that we will be successful in attracting, assimilating or retaining other highly qualified management, technical and sales personnel in the future sufficient to support our continued growth, or that we will be successful in replacing any of our key management, technical and sales personnel that may retire or cease to be employed by us. We have occasionally experienced difficulty in recruiting qualified personnel and there can be no assurance that we will not experience such difficulties in the future. The departure or retirement of, or our inability to attract or retain, highly qualified executive, technical and management personnel, including the chief executive officer, could materially and adversely affect our business operations, financial performance, and stock price.
Risks Related to Legal and Regulatory Matters
      The requirements of the FCC Order Implementing the Independent Panel on Hurricane Katrina may have a material financial or operational impact on our financial results and operations.
     The FCC recently adopted a requirement that wireless carriers maintain emergency back-up power for a minimum of twenty-four hours for assets that are normally powered from local commercial power and located inside mobile switching offices, and eight hours for assets that are normally powered from local commercial power and at other locations, including cell sites and DAS nodes. The back-up power requirement has not yet taken effect, and the date on which it will take effect is uncertain. An industry group and several wireless carriers filed an appeal of this requirement to the District of Columbia Court of Appeals and the effectiveness of the rules has been stayed. In July 2008, the Court issued a decision ruling that the appeal was not ripe for a decision because the information collection requirements, which the Court found integral to the rules, had not yet been submitted to or approved by the Office of Management and Budget, or OMB. The Court, however, retained the case but held the appeal in abeyance pending a decision by the OMB approving or disapproving the information collection requirements associated with the rules. If and when the rule takes effect, we will not be required to comply with these minimum backup power requirements at sites where we can demonstrate that such compliance is precluded by certain exceptions. To the extent we are required to comply with these requirements, we may find it necessary to file a waiver with the FCC seeking relief from these requirements or additional time to comply. We can give no assurance that the FCC will grant any such relief. If we are required to comply with these requirements we may have to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses and such costs could be material. In addition, we may be unable to comply with these requirements and we could be forced to cease operations from some locations or be subject to fines and forfeitures and other adverse licensing actions from the FCC. Further, the requirement to install these back up power facilities could also adversely affect our operations by distracting management and engineering resources from the maintenance and growth of our existing networks or new metropolitan areas, such as the Auction 66 Markets or could limit our ability to use certain technologies, such as DAS systems, which could have a material adverse impact on our operations and delay a launch of service in such areas. Finally, a material failure to comply with these requirements may limit our ability to draw certain amounts under our existing senior secured credit facility or could result in a default under our 91/4% senior notes due 2014.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

10.1	Third Amendment to the Second Amended and Restated Credit Agreement, entered into as of April 2, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc.

10.2	Fourth Amendment to the Second Amended and Restated Credit Agreement, entered into as of June 12, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.

Date: August 8, 2008	By:	/s/ Roger D. Linquist

Roger D. Linquist
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ J. Braxton Carter

J. Braxton Carter
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

10.1	Third Amendment to the Second Amended and Restated Credit Agreement, entered into as of April 2, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc.

10.2	Fourth Amendment to the Second Amended and Restated Credit Agreement, entered into as of June 12, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc.