Form 10-Q
period 2008-09-30
METROPCS COMMUNICATIONS INC
filed 2008-11-10
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 31, 2008, there were 350,173,117 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	1
Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2008 and 2007	2
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	3
Notes to Condensed Consolidated Interim Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	53
Item 4. Controls and Procedures	54

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	55
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits	61
SIGNATURES	62
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

*	No reportable information under this item.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$1,020,392	$1,470,208
Inventories, net	82,495	109,139
Accounts receivable (net of allowance for uncollectible accounts of $3,637 and $2,908 at September 30, 2008 and December 31, 2007, respectively)	39,306	31,809
Prepaid charges	67,798	60,469
Deferred charges	38,337	34,635
Deferred tax asset	4,922	4,920
Other current assets	23,675	21,704

Total current assets	1,276,925	1,732,884

Property and equipment, net	2,514,435	1,891,411
Long-term investments	16,945	36,050
FCC licenses	2,391,343	2,072,895
Microwave relocation costs	12,058	10,105
Other assets	66,269	62,785

Total assets	$6,277,975	$5,806,130

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$573,736	$439,449
Current maturities of long-term debt	16,492	16,000
Deferred revenue	136,536	120,481
Other current liabilities	4,421	4,560

Total current liabilities	731,185	580,490
Long-term debt, net	3,001,265	2,986,177
Deferred tax liabilities	384,410	290,128
Deferred rents	50,047	35,779
Redeemable minority interest	5,969	5,032
Other long-term liabilities	80,169	59,778

Total liabilities	4,253,045	3,957,384

COMMITMENTS AND CONTINGENCIES (See Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common Stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 350,097,854 and 348,108,027 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	35	35
Additional paid-in capital	1,564,883	1,524,769
Retained earnings	473,275	338,411
Accumulated other comprehensive loss	(13,263)	(14,469)

Total stockholders’ equity	2,024,930	1,848,746

Total liabilities and stockholders’ equity	$6,277,975	$5,806,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Service revenues	$610,691	$489,131	$1,771,222	$1,407,988
Equipment revenues	76,030	67,607	256,660	236,612

Total revenues	686,721	556,738	2,027,882	1,644,600

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $58,484, $40,247, $160,202 and $112,073, shown separately below)	219,423	163,671	614,036	471,233
Cost of equipment	160,538	131,179	520,783	437,925
Selling, general and administrative expenses (excluding depreciation and amortization expense of $9,147, $5,246, $25,617 and $13,923, shown separately below)	116,654	84,496	334,448	240,150
Depreciation and amortization	67,631	45,493	185,819	125,996
Loss (gain) on disposal of assets	1,822	(1,239)	4,471	1,419

Total operating expenses	566,068	423,600	1,659,557	1,276,723

Income from operations	120,653	133,138	368,325	367,877

OTHER EXPENSE (INCOME):
Interest expense	42,950	54,574	136,032	152,718
Accretion of put option in majority-owned subsidiary	317	254	937	746
Interest and other income	(5,164)	(23,317)	(20,418)	(44,968)
Impairment loss on investment securities	2,956	15,007	20,037	15,007

Total other expense	41,059	46,518	136,588	123,503

Income before provision for income taxes	79,594	86,620	231,737	244,374

Provision for income taxes	(34,714)	(33,512)	(96,873)	(96,820)

Net income	44,880	53,108	134,864	147,554

Accrued dividends on Series D Preferred Stock	—	—	—	(6,499)
Accrued dividends on Series E Preferred Stock	—	—	—	(929)
Accretion on Series D Preferred Stock	—	—	—	(148)
Accretion on Series E Preferred Stock	—	—	—	(107)

Net income applicable to Common Stock	$44,880	$53,108	$134,864	$139,871

Net income	$44,880	$53,108	$134,864	$147,554
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	—	3,961	798	6,363
Unrealized losses on cash flow hedging derivatives, net of tax	(3,202)	(9,286)	(7,863)	(4,157)
Reclassification adjustment for losses (gains) included in net income, net of tax	3,570	(5,016)	8,271	(7,545)

Comprehensive income	$45,248	$42,767	$136,070	$142,215

Net income per common share:
Basic	$0.13	$0.15	$0.39	$0.44

Diluted	$0.13	$0.15	$0.38	$0.43

Weighted average shares:
Basic	349,983,692	346,844,393	349,069,936	267,545,403

Diluted	355,883,935	356,638,145	355,573,339	276,482,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,864	$147,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,819	125,996
Provision for uncollectible accounts receivable	14	30
Deferred rent expense	14,268	6,582
Cost of abandoned cell sites	3,603	4,876
Stock-based compensation expense	30,254	18,971
Non-cash interest expense	1,875	2,657
Loss on disposal of assets	4,471	1,419
Gain on sale of investments	—	(8,523)
Impairment loss on investment securities	20,037	15,007
Accretion of asset retirement obligation	2,244	899
Accretion of put option in majority-owned subsidiary	937	746
Deferred income taxes	93,484	95,257
Changes in assets and liabilities:
Inventories	26,644	(3,348)
Accounts receivable	(7,511)	(6,252)
Prepaid charges	(17,854)	(10,268)
Deferred charges	(3,702)	(3,941)
Other assets	(298)	(16,057)
Accounts payable and accrued expenses	21,381	49,584
Deferred revenue	16,069	17,785
Other liabilities	1,308	1,476

Net cash provided by operating activities	527,907	440,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(660,771)	(525,701)
Change in prepaid purchases of property and equipment	10,526	(9,523)
Proceeds from sale of property and equipment	502	604
Purchase of investments	—	(3,358,427)
Proceeds from sale of investments	37	3,501,457
Change in restricted cash and investments	—	294
Purchases of FCC licenses	(314,567)	—
Cash used in business acquisitions	(25,163)	(669)
Microwave relocation costs	(1,798)	(547)

Net cash used in investing activities	(991,234)	(392,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	15,809	23,021
Proceeds from 9 1/4% Senior Notes	—	423,500
Proceeds from initial public offering	—	862,500
Debt issuance costs	—	(3,120)
Cost of raising capital	—	(44,225)
Repayment of debt	(12,000)	(12,000)
Proceeds from exercise of stock options	9,702	5,148

Net cash provided by financing activities	13,511	1,254,824

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(449,816)	1,302,762
CASH AND CASH EQUIVALENTS, beginning of period	1,470,208	161,498

CASH AND CASH EQUIVALENTS, end of period	$1,020,392	$1,464,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (collectively, the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because Royal Street is a variable interest entity and the Company will absorb all of Royal Street’s expected losses. All intercompany accounts and transactions between MetroPCS and its wholly-owned subsidiaries and Royal Street have been eliminated in the consolidated financial statements. The redeemable minority interest in Royal Street is included in long-term liabilities. The condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended September 30, 2008 and 2007, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
     Federal Universal Service Fund (“FUSF”) and E-911 fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in service revenues and cost of service on the accompanying statements of income and comprehensive income. For the three months ended September 30, 2008 and 2007, the Company recorded approximately $31.1 million and $24.7 million, respectively, of FUSF and E-911 fees. For the nine months ended September 30, 2008 and 2007, the Company recorded approximately $87.7 million and $69.9 million, respectively, of FUSF and E-911 fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
2. Acquisitions:
     On December 21, 2007, the Company executed an agreement with PTA Communications, Inc. (“PTA”) to purchase 10 MHz of personal communications services (“PCS”) spectrum from PTA for the basic trading area of Jacksonville, Florida. The Company also entered into agreements with NTCH, Inc. (dba Cleartalk PCS) and PTA-FLA, Inc. for the purchase of certain of their assets used in providing PCS wireless telecommunications services in the Jacksonville market. On January 17, 2008, the Company closed on the acquisition of certain assets used in providing PCS wireless services. The Company paid a total of $18.6 million in cash for these assets, exclusive of transaction costs. On May 13, 2008, the Company closed on the purchase of the 10 MHz of spectrum from PTA for the basic trading area of Jacksonville, Florida for consideration of $6.5 million in cash.
3. Share-Based Payments:
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), the Company has recognized stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted to employees. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense recognized under SFAS No. 123(R) was $10.8 million and $7.1 million for the three months ended September 30, 2008 and 2007, respectively. Cost of service for the three months ended September 30, 2008 and 2007 includes $0.9 million and $0.6 million, respectively, of stock-based compensation. For the three months ended September 30, 2008 and 2007, selling, general and administrative expenses include $9.9 million and $6.5 million, respectively, of stock-based compensation. Stock-based compensation expense recognized under SFAS No. 123(R) was $30.3 million and $19.0 million for the nine months ended September 30, 2008 and 2007, respectively. Cost of service for the nine months ended September 30, 2008 and 2007 includes $2.1 million and $1.3 million, respectively, of stock-based compensation. For the nine months ended September 30, 2008 and 2007, selling, general and administrative expenses include $28.2 million and $17.7 million, respectively, of stock-based compensation.
     On March 7, 2008, the Company granted stock options to purchase an aggregate of 5,393,065 shares of the Company’s common stock to certain employees and non-employee directors. The exercise price for the stock option grants is $16.20, which was equal to the Company’s common stock closing price on the New York Stock Exchange on the grant date. The stock options granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The grant date fair value of these stock options was approximately $36.9 million.
4. Investments:
     The Company has historically invested its substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At September 30, 2008, the Company had invested substantially all of its cash and cash equivalents in money market funds consisting of treasury securities.
     During the year ended December 31, 2007, the Company made an original investment of $133.9 million in principal in certain auction rate securities, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with the Company’s investment policy guidelines, the auction rate securities investments held by the Company all had AAA/Aaa credit ratings at the time of purchase. With the continuing liquidity issues experienced in the global credit and capital markets, the auction rate securities held by the Company at September 30, 2008 continued to experience failed auctions as the amount of securities submitted for sale in the auctions exceeded the amount of purchase orders. In addition, substantially all of the auction rate securities held by the Company have been downgraded or placed on credit watch by at least one credit rating agency.
     The estimated market value of the Company’s auction rate security holdings at September 30, 2008 was approximately $16.8 million, which reflects a $117.1 million adjustment to the original principal value of $133.9

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
million. The estimated market value at December 31, 2007 was approximately $36.1 million, which reflected a $97.8 million adjustment to the aggregate principal value at that date. Although the auction rate securities continue to pay interest according to their stated terms, based on statements received from the Company’s broker and an analysis of other-than-temporary impairment factors, the Company recorded an impairment charge of $3.0 million and $20.0 million during the three and nine months ended September 30, 2008, respectively, reflecting an additional portion of the auction rate security holdings that the Company has concluded have an other-than-temporary decline in value. The offsetting increase in fair value of approximately $0.7 million is reported in accumulated other comprehensive loss in the consolidated balance sheets.
     Historically, given the liquidity created by auctions, the Company’s auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. Given the failed auctions, the Company’s auction rate securities are illiquid until there is a successful auction for them or the Company sells them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on the accompanying balance sheets as of September 30, 2008 and December 31, 2007. The Company may incur additional impairments to its auction rate securities which may be up to the full remaining value of such auction rate securities.
5. Derivative Instruments and Hedging Activities:
     On November 21, 2006, MetroPCS Wireless, Inc., a wholly-owned indirect subsidiary of MetroPCS (“Wireless”), entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of Wireless’ secured credit facility, pursuant to which Wireless may borrow up to $1.7 billion, as amended, (the “Senior Secured Credit Facility”). The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%. This financial instrument is reported in other long-term liabilities at a fair market value of approximately $22.5 million as of September 30, 2008. The decrease in fair value of $1.0 million during the nine months ended September 30, 2008 is reported in accumulated other comprehensive loss in the accompanying consolidated balance sheet.
     On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. The agreement was effective on June 30, 2008 and covers a notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.46%. The monthly interest settlement periods began on June 30, 2008. This agreement expires on June 30, 2010. This financial instrument is reported in long-term investments at a fair market value of approximately $0.2 million as of September 30, 2008. The decrease in fair value of $1.4 million during the nine months ended September 30, 2008 is reported in accumulated other comprehensive loss in the accompanying consolidated balance sheet.
     The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three months ended September 30, 2008, the change in fair value did not result in ineffectiveness.
     At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
6. Property and Equipment:
     Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Construction-in-progress	$647,231	$393,282
Network infrastructure	2,415,023	1,901,119
Office equipment	62,684	44,059
Leasehold improvements	45,072	33,410
Furniture and fixtures	10,155	7,833
Vehicles	272	207

	3,180,437	2,379,910
Accumulated depreciation and amortization	(666,002)	(488,499)

Property and equipment, net	$2,514,435	$1,891,411

7. FCC Licenses and Microwave Relocation Costs:
     The Company operates broadband PCS networks under licenses granted by the Federal Communications Commission (“FCC”) for a particular geographic area on spectrum allocated by the FCC for broadband PCS services. In addition, in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the PCS services provided by the Company, and other advanced wireless services. In June 2008, the Company acquired a 700 MHz license that also can be used to provide similar services. The PCS licenses previously included, and the AWS licenses currently include, the obligation to relocate existing fixed microwave users of the Company’s licensed spectrum if the use of the Company’s spectrum would interfere with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurred costs related to microwave relocation in constructing its PCS and AWS networks. The microwave relocation costs are recorded at cost. Although PCS, AWS, and 700 MHz licenses are issued with a stated term, 10 years in the case of the PCS licenses, 15 years in the case of the AWS licenses, and approximately 10.5 years for 700 MHz licenses, the renewal of PCS, AWS, and 700 MHz licenses is generally a routine matter without substantial cost, thus the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. The carrying value of FCC licenses and microwave relocation costs was approximately $2.4 billion as of September 30, 2008.
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
     For the license impairment test performed as of September 30, 2008, the fair value of the FCC licenses was in excess of its carrying value and no impairment has been recognized through September 30, 2008.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     Auction 73
     The Company participated as a bidder in FCC Auction No. 73, and on June 26, 2008, the Company was granted one 700 MHz license for a total aggregate purchase price of approximately $313.3 million. This 700 MHz license supplements the 10 MHz of AWS spectrum previously granted to the Company in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of FCC Auction No. 66.
     Other Spectrum Acquisitions
     On September 26, 2008, the Company entered into a spectrum exchange agreement covering licenses in certain markets with Leap Wireless International, Inc. (“Leap Wireless”) with Leap Wireless acquiring an additional 10 MHz of spectrum in San Diego and Fresno, California; Seattle, Washington and certain other Washington and Oregon markets, and the Company acquiring an additional 10 MHz of spectrum in Shreveport-Bossier City, Louisiana; Lakeland-Winter Haven, Florida; and Dallas-Ft. Worth, Texas and certain other North Texas markets. Completion of the spectrum exchange is subject to customary closing conditions, including approval by the FCC.
     During the three months ended September 30, 2008, the Company entered into various agreements for the acquisition and exchange of spectrum in the aggregate amount of approximately $15.3 million. Consummation of these acquisitions is conditioned upon customary closing conditions, including approval by the FCC.
8. Accounts Payable and Accrued Expenses:
     Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accounts payable	$227,906	$131,177
Book overdraft	41,208	25,399
Accrued accounts payable	143,336	155,733
Accrued liabilities	15,223	16,285
Payroll and employee benefits	23,234	29,380
Accrued interest	66,217	33,892
Taxes, other than income	50,241	41,044
Income taxes	6,371	6,539

Accounts payable and accrued expenses	$573,736	$439,449

9. Long-Term Debt:
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
9 1/4% Senior Notes	$1,400,000	$1,400,000
Senior Secured Credit Facility	1,568,000	1,580,000
Capital Lease Obligations	29,449	—

Total long-term debt	2,997,449	2,980,000
Add: unamortized premium on debt	20,308	22,177

Total debt	3,017,757	3,002,177
Less: current maturities	(16,492)	(16,000)

Total long-term debt	$3,001,265	$2,986,177

9 1/4% Senior Notes
     On November 3, 2006, Wireless completed the sale of $1.0 billion of principal amount of 9 1/4% Senior Notes due 2014, (the “Initial Notes”). On June 6, 2007, Wireless completed the sale of an additional $400.0 million of 9 1/4% Senior Notes due 2014 (the “Additional Notes” and together with the Initial Notes, the “9 1/4% Senior Notes”) under the existing indenture at a price equal to 105.875% of the principal amount of such Additional Notes.

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
     The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of September 30, 2008 was 6.575%. On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of the Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%. On February 20, 2007, Wireless entered into an amendment to the Senior Secured Credit Facility. Under the amendment, the margin on the base rate used to determine the Senior Secured Credit Facility interest rate was reduced to 2.25% from 2.50%. On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. This agreement was effective on June 30, 2008, covers a notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.46%.
Capital Lease Obligations
     The Company has entered into various non-cancelable distributed antenna systems (“DAS”) capital lease agreements, with varying expiration terms through 2023, covering dedicated optical fiber. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheet in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of September 30, 2008, the Company had $29.5 million of capital lease obligations, with $0.5 million and $29.0 million recorded in current maturities of long-term debt and long-term debt, respectively.
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
     SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The Company’s financial assets and liabilities measured at fair value on a recurring basis include long-term investments securities and derivative financial instruments.
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
     The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2008, as required by SFAS No. 157 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Long-term investments	$—	$—	$16,774	$16,774
Derivative assets	—	171	—	171

Total assets at fair value	$—	$171	$16,774	$16,945

Liabilities
Derivative liabilities	$—	$22,475	$—	$22,475

Total liabilities at fair value	$—	$22,475	$—	$22,475

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     The following table summarizes the changes in fair value of the Company’s Level 3 assets, as required by SFAS No. 157 (in thousands):

	Long-Term Investments
	Three Months Ended	Nine Months Ended
Fair Value Measurements of Assets Using Level 3 Inputs	September 30, 2008	September 30, 2008
Beginning balance	$19,730	$36,050
Total losses (gains) (realized or unrealized):
Included in earnings	2,956	20,037
Included in other comprehensive income	—	(798)
Transfers in and/or out of Level 3	—	—
Purchases, sales, issuances and settlements	—	37

Ending balance at September 30, 2008	$16,774	$16,774

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the condensed consolidated statements of income and comprehensive income	$2,956	$20,037
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
     FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues. Since December 31, 2007, there have been no changes in the amount of the Company’s unrecognized tax benefits. The Company did accrue interest expense on the unrecognized tax benefit during the three and nine months ended September 30, 2008. A state examination is currently ongoing and the Company believes it is reasonably possible that the amount of unrecognized tax benefits in that state could significantly decrease within the next 12 month period. The gross unrecognized tax benefits for this position could decrease due to settlement with this state in an amount up to $2.7 million. In another state jurisdiction, the Company believes it is reasonably possible that the amount of unrecognized tax benefits in that state could significantly decrease within the next 12 months due to the expiration of the statute of limitations. The gross unrecognized tax benefits for this tax position could decrease due to the expiring statute in an amount up to $8.3 million. The Company does not anticipate that a proposed adjustment in either of the state jurisdictions would result in a material change to the Company’s financial position.
     The Internal Revenue Service (“IRS”) is currently examining the 2005 tax year of Royal Street Communications. Management does not believe the examination will have a significant effect on the Company’s tax position.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     In addition, there is a state income and franchise tax examination currently in progress for one of the Company’s subsidiaries for various tax years. Management does not believe this examination will have a significant effect on the Company’s tax position.
12. Stockholders’ Equity:
     Common Stock Issued to Directors
     Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as provided in MetroPCS’ Non-Employee Director Remuneration Plan (the “Remuneration Plan”). In 2008, the Compensation Committee of the Board of Directors amended and restated the Remuneration Plan (the “2008 Remuneration Plan”) to be more competitive with the market and to be more reflective of the Company’s status as a public company. The Remuneration Plan provided, among other things, that each non-employee director’s annual retainer and meeting fees may be paid, at the election of each non-employee director, in cash, common stock, or a combination of cash and common stock. The 2008 Remuneration Plan provides that each non-employee director’s annual retainer and meeting fees will be paid in cash and each director will receive options to purchase common stock. In accordance with the 2008 Remuneration Plan, no shares of common stock were issued to non-employee members of the Board of Directors during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, non-employee members of the Board of Directors were issued 31,230 shares of common stock as partial payment of their annual retainer.
13. Net Income Per Common Share:
     The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Basic EPS—Two Class Method:
Net income	$44,880	$53,108	$134,864	$147,554
Accrued dividends and accretion:
Series D Preferred Stock	—	—	—	(6,647)
Series E Preferred Stock	—	—	—	(1,036)

Net income applicable to common stock	$44,880	$53,108	$134,864	$139,871
Amount allocable to common shareholders	100.0%	100.0%	100.0%	84.6%

Rights to undistributed earnings	$44,880	$53,108	$134,864	$118,388

Weighted average shares outstanding—basic	349,983,692	346,844,393	349,069,936	267,545,403

Net income per common share—basic	$0.13	$0.15	$0.39	$0.44

Diluted EPS:
Rights to undistributed earnings	$44,880	$53,108	$134,864	$118,388

Weighted average shares outstanding—basic	349,983,692	346,844,393	349,069,936	267,545,403
Effect of dilutive securities:
Stock options	5,900,242	9,793,752	6,503,403	8,937,583

Weighted average shares outstanding—diluted	355,883,934	356,638,145	355,573,339	276,482,986

Net income per common share—diluted	$0.13	$0.15	$0.38	$0.43

     Net income per common share during 2007 was computed in accordance with EITF 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128,” (“EITF 03-06”). Under EITF 03-6, the preferred stock is considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock is included in the computation of basic and diluted net income per common share using the two-class method, except during periods of net losses. Preferred stock was included in the computation of income per common share through April 24, 2007, the date of conversion to common stock as a result of the Offering. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
     For the three months ended September 30, 2008 and 2007, 13.0 million and 6.3 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
dilutive. For the nine months ended September 30, 2008 and 2007, 11.5 million and 3.6 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the nine months ended September 30, 2007, 59.1 million of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the nine months ended September 30, 2007, 2.5 million of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
14. Commitments and Contingencies:
     The Company has entered into a pricing agreement with a handset manufacturer for the purchase of wireless handsets at specified prices. The terms of this agreement expire on December 31, 2008. Total commitments outstanding under this pricing agreement are approximately $15.0 million as of September 30, 2008.
AWS Licenses Acquired in Auction 66
     Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band, and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by incumbent governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of incumbent governmental users from the AWS band. However, not all incumbent governmental users are obligated to relocate and some such users may delay relocation for some time. For the three months ended September 30, 2008 and 2007, the Company incurred approximately $1.1 million and $0.2 million, respectively, in microwave relocation costs relating to its AWS licenses. For the nine months ended September 30, 2008 and 2007, the Company incurred approximately $2.0 million and $0.5 million, respectively, in microwave relocation costs relating to its AWS licenses.
FCC Katrina Order
     In October 2007, the FCC released an Order on Reconsideration (“Reconsideration Order”) adopting rules which require the Company to maintain emergency backup power for a minimum of twenty-four hours for assets that are normally powered from local commercial power and located inside mobile switching offices, and eight hours for assets that are normally powered from local commercial power at other locations, including cell sites and DAS nodes. The rules have not taken effect and, due to legal challenges as described below, the date on which they will become effective, if at all, is unknown. If and when the rules take effect, the Company will not be required to comply immediately with these minimum backup power requirements at locations where the Company can demonstrate that such compliance is precluded by: (i) federal, state, tribal or local law; (ii) risk to safety of life or health; or (iii) private legal obligation or agreement. In addition, the rules require the Company to file a report with the FCC providing certain information with respect to compliance with the backup power requirements. In cases where the Company identifies assets that were designed with less than the required emergency backup power capacity and compliance is not precluded, the Company must comply with the backup power requirement or, within 12 months from the effective date of the rule, file with the FCC a certified emergency backup power compliance plan. That plan must certify and describe how the Company will provide emergency backup power to 100 percent of the area covered by any non-compliant asset in the event of a commercial power failure. The backup power rules originally were scheduled to take effect six months after the Office of Management and Budget (“OMB”) approves the above-described collection of information. OMB has solicited comment on the information collection requirement and several interested parties, including the Company, have opposed the collection requirement. If the OMB does not act by early November, the FCC could declare the rules effective, and, even if the OMB rejects the collection of information, the FCC could reject the OMB determination. In addition, multiple parties have filed an appeal of the Reconsideration Order with the District of Columbia Court of Appeals. The appeal is being held in

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
abeyance pending action by OMB and the effective date of the Reconsideration Order has been stayed pending the appeal. The Company cannot predict with any certainty either the likely timing or the outcome of the OMB determination or the appeal. If the Company ultimately is required to comply with backup power requirements of this nature, the Company may need to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses to comply with the Reconsideration Order and such costs could be material. The Company could be forced to also discontinue service from some sites or in some areas due to the new rules.
Litigation
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, held by Leap, or the ‘497 Leap Litigation. The complaint sought both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for the Company’s alleged willful infringement by the Company’s wireless communication systems and associated services of the ‘497 Patent. The Company answered the complaint, raised a number of affirmative defenses, and together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap, including Leap’s CEO. In the Company’s counterclaims, the Company claimed that it did not infringe any valid or enforceable claim of the ‘497 Patent and the Company asserted claims for constructive trust, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information, breach of a confidential relationship, and fraud. The Company’s counterclaims sought monetary and exemplary damages, and injunctive relief.
     On September 22, 2006, Royal Street Communications filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent was invalid and that Royal Street Communications did not infringe any valid or enforceable claim of the ‘497 Patent. The Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-00285-TJW. In February 2008, Leap answered the complaint and counterclaimed against Royal Street Communications, alleging that Royal Street Communications willfully infringed the ‘497 Patent and seeking both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for Royal Street Communications’ alleged willful infringement by its wireless communication systems and associated services of the ‘497 Patent.
     On August 15, 2006, the Company filed an action in the California Superior Court, Stanislaus County, Case No. 382780, against Leap and others for unfair competition, misappropriation of trade secrets, interference with contracts, breach of contract, intentional interference with prospective business advantage, and trespass. In this action, the Company sought monetary and punitive damages and injunctive relief. The Company amended its complaint in response to demurrers and motions filed by Leap and Orders of the Court. On September 22, 2008, the defendants were ordered by the Court to answer the Company’s complaint.
     On September 26, 2008, Leap, Royal Street, the Company and the other defendants in the above three actions settled the above actions and released all claims against the other parties related to the above actions. The parties filed motions with the respective Courts dismissing the respective actions with prejudice, which the respective Courts have granted.
     The Company also tendered the ‘497 Leap Litigation to the manufacturer of the Company’s network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Alcatel Lucent declined to indemnify and defend the Company. The Company filed a petition in state district court in Harrison County, Texas, Cause No. 07-0710, for a declaratory ruling that Alcatel Lucent is obligated to cooperate, indemnify, defend and hold the Company harmless from the ‘497 Leap Litigation and for specific performance, for injunctive relief and for breach of contract. Alcatel Lucent responded to the Company’s petition and requested that the Court dismiss, abate, stay, and deny every claim in the Company’s petition asserted against Alcatel Lucent and order the Company to amend the petition. The Company responded to Alcatel Lucent’s request. After the settlement with Leap, on September 29,

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
2008, the Company filed a Notice of Nonsuit to dismiss this action without prejudice, and, on October 1, 2008, the Court dismissed this action without prejudice.
     In addition, the Company is involved in other litigation from time to time, including litigation regarding intellectual property claims, that the Company considers to be in the normal course of business. The Company is not currently party to any pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
15. Supplemental Cash Flow Information:

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Cash paid for interest	$103,361	$112,641
Cash paid for income taxes	2,516	1,128
     Non-cash investing activities:
     Net changes in the Company’s accrued purchases of property, plant and equipment were $96.4 million and $11.2 million for the nine months ended September 30, 2008 and 2007, respectively.
     Assets acquired under capital lease obligations were $29.4 million for the nine months ended September 30, 2008.
     Non-cash financing activities:
     The Company accrued dividends of $6.5 million related to the Series D Preferred Stock for the nine months ended September 30, 2007.
     The Company accrued dividends of $0.9 million related to the Series E Preferred Stock for the nine months ended September 30, 2007.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Fees received by the Company as compensation for providing billing and collection services	$1.8	$1.6	$5.3	$4.1
Handsets sold to the related party	2.0	2.3	9.4	9.0

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

	September 30,	December 31,
	2008	2007
Accruals for fees collected from customers	$3.6	$3.3
Receivables from the related party included in accounts receivable	0.6	0.7
     One of the Company’s former directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own an interest in a company that provides cell site leases to the Company. During the three months ended September 30, 2008 and 2007, the Company recorded rent expense of approximately $0.1 million and $0.1 million, respectively, for cell site leases. During the nine months ended September 30, 2008 and 2007, the Company recorded rent expense of approximately $0.2 million, and $0.2 million, respectively, for cell site leases. As of September 30, 2008 and December 31, 2007, the Company owed approximately $0.1 million and $0.1 million, respectively, to this related party for deferred rent liability related to these cell site leases that is included in deferred rents on the accompanying consolidated balance sheets.
     The Company paid approximately $0.2 million and $0.2 million during the three and nine months ended September 30, 2008, respectively, to a law firm for professional services, a partner of which is related to a Company executive officer.
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
     As of September 30, 2008, the Company had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provides wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location services and other value-added services.
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

		Expansion
Three Months Ended September 30, 2008	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$371,739	$238,952	$—	$610,691
Equipment revenues	43,675	32,355	—	76,030
Total revenues	415,414	271,307	—	686,721
Cost of service (1)	108,379	111,044	—	219,423
Cost of equipment	84,383	76,155	—	160,538
Selling, general and administrative expenses (1)	43,658	72,996	—	116,654
Adjusted EBITDA (2)	182,189	18,699	—
Depreciation and amortization	33,679	29,663	4,289	67,631
Loss on disposal of assets	1,730	92	—	1,822
Stock-based compensation expense	3,196	7,586	—	10,782
Income (loss) from operations	143,585	(18,643)	(4,289)	120,653
Interest expense	—	—	42,950	42,950
Accretion of put option in majority-owned subsidiary	—	—	317	317
Interest and other income	—	—	(5,164)	(5,164)
Impairment loss on investment securities	—	—	2,956	2,956
Income (loss) before provision for income taxes	143,585	(18,643)	(45,348)	79,594

		Expansion
Three Months Ended September 30, 2007	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$358,245	$130,886	$—	$489,131
Equipment revenues	48,165	19,442	—	67,607
Total revenues	406,410	150,328	—	556,738
Cost of service (1)	108,077	55,594	—	163,671
Cost of equipment	87,232	43,947	—	131,179
Selling, general and administrative expenses (1)	40,651	43,845	—	84,496
Adjusted EBITDA (2)	170,983	13,516	—
Depreciation and amortization	30,691	12,769	2,033	45,493
Gain on disposal of assets	(993)	(240)	(6)	(1,239)
Stock-based compensation expense	532	6,575	—	7,107
Income (loss) from operations	140,752	(5,587)	(2,027)	133,138
Interest expense	—	—	54,574	54,574
Accretion of put option in majority-owned subsidiary	—	—	254	254
Interest and other income	—	—	(23,317)	(23,317)
Impairment loss on investment securities	—	—	15,007	15,007
Income (loss) before provision for income taxes	140,752	(5,587)	(48,545)	86,620

		Expansion
Nine Months Ended September 30, 2008	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$1,118,610	$652,612	$—	$1,771,222
Equipment revenues	151,555	105,105	—	256,660
Total revenues	1,270,165	757,717	—	2,027,882
Cost of service (1)	326,287	287,749	—	614,036
Cost of equipment	282,272	238,511	—	520,783
Selling, general and administrative expenses (1)	131,484	202,964	—	334,448
Adjusted EBITDA (2)	540,050	48,819	—
Depreciation and amortization	97,914	74,171	13,734	185,819
Loss on disposal of assets	4,361	107	3	4,471
Stock-based compensation expense	9,928	20,326	—	30,254
Income (loss) from operations	427,847	(45,785)	(13,737)	368,325
Interest expense	—	—	136,032	136,032
Accretion of put option in majority-owned subsidiary	—	—	937	937
Interest and other income	—	—	(20,418)	(20,418)
Impairment loss on investment securities	—	—	20,037	20,037
Income (loss) before provision for income taxes	427,847	(45,785)	(150,325)	231,737

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

		Expansion
Nine Months Ended September 30, 2007	Core Markets	Markets	Other	Total
	(in thousands)
Service revenues	$1,051,727	$356,261	$—	$1,407,988
Equipment revenues	168,535	68,077	—	236,612
Total revenues	1,220,262	424,338	—	1,644,600
Cost of service (1)	319,123	152,110	—	471,233
Cost of equipment	290,160	147,765	—	437,925
Selling, general and administrative expenses (1)	128,335	111,815	—	240,150
Adjusted EBITDA (2)	489,175	25,088	—
Depreciation and amortization	87,008	34,365	4,623	125,996
Loss (gain) on disposal of assets	1,258	(47)	208	1,419
Stock-based compensation expense	6,532	12,439	—	18,971
Income (loss) from operations	394,378	(21,670)	(4,831)	367,877
Interest expense	—	—	152,718	152,718
Accretion of put option in majority-owned subsidiary	—	—	746	746
Interest and other income	—	—	(44,968)	(44,968)
Impairment loss on investment securities	—	—	15,007	15,007
Income (loss) before provision for income taxes	394,378	(21,670)	(128,334)	244,374

(1)	Cost of service for the three months ended September 30, 2008 and 2007 includes $0.9 million and $0.6 million, respectively, of stock-based compensation disclosed separately. Cost of service for the nine months ended September 30, 2008 and 2007 includes $2.1 million and $1.3 million, respectively, of stock-based compensation disclosed separately. Selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 includes $9.9 million and $6.5 million, respectively, of stock-based compensation disclosed separately. Selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 includes $28.2 million and $17.7 million, respectively, of stock-based compensation disclosed separately.

(2)	Core and Expansion Markets Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of the Company’s ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.
     The following table reconciles segment Adjusted EBITDA for the three and nine months ended September 30, 2008 and 2007 to consolidated income before provision for income taxes:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Segment Adjusted EBITDA:
Core Markets Adjusted EBITDA	$182,189	$170,983	$540,050	$489,175
Expansion Markets Adjusted EBITDA	18,699	13,516	48,819	25,088

Total	200,888	184,499	588,869	514,263
Depreciation and amortization	(67,631)	(45,493)	(185,819)	(125,996)
(Loss) gain on disposal of assets	(1,822)	1,239	(4,471)	(1,419)
Stock-based compensation expense	(10,782)	(7,107)	(30,254)	(18,971)
Interest expense	(42,950)	(54,574)	(136,032)	(152,718)
Accretion of put option in majority-owned subsidiary	(317)	(254)	(937)	(746)
Interest and other income	5,164	23,317	20,418	44,968
Impairment loss on investment securities	(2,956)	(15,007)	(20,037)	(15,007)

Consolidated income before provision for income taxes	$79,594	$86,620	$231,737	$244,374

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
     The following information presents condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, condensed consolidating statements of income for the three and nine months ended September 30, 2008 and 2007, and condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
guarantor subsidiaries (Royal Street). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.
Consolidated Balance Sheet
As of September 30, 2008

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$837,169	$159,682	$626	$22,915	$—	$1,020,392
Inventories, net	—	72,579	9,916	—	—	82,495
Accounts receivable, net	—	39,193	—	113	—	39,306
Prepaid charges	80	27,081	35,097	5,540	—	67,798
Deferred charges	—	38,337	—	—	—	38,337
Deferred tax asset	—	4,922	—	—	—	4,922
Current receivable from subsidiaries	—	208,724	—	9,336	(218,060)	—
Other current assets	1,016	2,658	19,187	814	—	23,675

Total current assets	838,265	553,176	64,826	38,718	(218,060)	1,276,925
Property and equipment, net	—	23,722	2,114,108	376,605	—	2,514,435
Long-term investments	16,774	171	—	—	—	16,945
Investment in subsidiaries	611,842	1,687,398	—	—	(2,299,240)	—
FCC licenses	—	—	2,097,744	293,599	—	2,391,343
Microwave relocation costs	—	—	12,058	—	—	12,058
Long-term receivable from subsidiaries	—	759,214	—	—	(759,214)	—
Other assets	—	40,026	11,151	15,092	—	66,269

Total assets	$1,466,881	$3,063,707	$4,299,887	$724,014	$(3,276,514)	$6,277,975

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$226,786	$320,318	$26,632	$—	$573,736
Current maturities of long-term debt	—	16,000	482	10	—	16,492
Current payable to subsidiaries	—	—	9,336	208,724	(218,060)	—
Deferred revenue	—	26,139	110,397	—	—	136,536
Advances to subsidiaries	(558,049)	(1,224,529)	1,782,578	—	—	—
Other current liabilities	—	58	4,002	361	—	4,421

Total current liabilities	(558,049)	(955,546)	2,227,113	235,727	(218,060)	731,185
Long-term debt	—	2,972,308	28,367	590	—	3,001,265
Long-term payable to subsidiaries	—	—	—	759,214	(759,214)	—
Deferred tax liabilities	—	384,410	—	—	—	384,410
Deferred rents	—	—	44,604	5,443	—	50,047
Redeemable minority interest	—	5,969	—	—	—	5,969
Other long-term liabilities	—	44,724	29,843	5,602	—	80,169

Total liabilities	(558,049)	2,451,865	2,329,927	1,006,576	(977,274)	4,253,045
COMMITMENTS AND CONTINGENCIES (See Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,564,883	—	—	20,000	(20,000)	1,564,883
Retained earnings (deficit)	473,275	625,597	1,969,960	(302,562)	(2,292,995)	473,275
Accumulated other comprehensive (loss) income	(13,263)	(13,755)	—	—	13,755	(13,263)

Total stockholders’ equity	2,024,930	611,842	1,969,960	(282,562)	(2,299,240)	2,024,930

Total liabilities and stockholders’ equity	$1,466,881	$3,063,707	$4,299,887	$724,014	$(3,276,514)	$6,277,975

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Three Months Ended September 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$611,590	$28,336	$(29,235)	$610,691
Equipment revenues	—	1,998	74,032	—	—	76,030

Total revenues	—	1,998	685,622	28,336	(29,235)	686,721
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	225,440	23,218	(29,235)	219,423
Cost of equipment	—	1,878	158,660	—	—	160,538
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	120	110,879	5,655	—	116,654
Depreciation and amortization	—	52	57,019	10,560	—	67,631
Loss (gain) on disposal of assets	—	—	1,824	(2)	—	1,822

Total operating expenses	—	2,050	553,822	39,431	(29,235)	566,068

(Loss) income from operations	—	(52)	131,800	(11,095)	—	120,653
OTHER EXPENSE (INCOME):
Interest expense	—	52,031	(7,864)	23,459	(24,676)	42,950
Earnings from consolidated subsidiaries	(43,580)	(105,136)	—	—	148,716	—
Accretion of put option in majority-owned subsidiary	—	317	—	—	—	317
Interest and other income	(4,256)	(25,558)	53	(79)	24,676	(5,164)
Impairment loss on investment securities	2,956	—	—	—	—	2,956

Total other (income) expense	(44,880)	(78,346)	(7,811)	23,380	148,716	41,059
Income (loss) before provision for income taxes	44,880	78,294	139,611	(34,475)	(148,716)	79,594
Provision for income taxes	—	(34,714)	—	—	—	(34,714)

Net income (loss)	$44,880	$43,580	$139,611	$(34,475)	$(148,716)	$44,880

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Income
Nine Months Ended September 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$1,774,340	$68,073	$(71,191)	$1,771,222
Equipment revenues	—	9,401	247,259	—	—	256,660

Total revenues	—	9,401	2,021,599	68,073	(71,191)	2,027,882
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	620,423	64,804	(71,191)	614,036
Cost of equipment	—	8,892	511,891	—	—	520,783
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	509	318,124	15,815	—	334,448
Depreciation and amortization	—	159	157,934	27,726	—	185,819
Loss on disposal of assets	—	—	4,439	32	—	4,471

Total operating expenses	—	9,560	1,612,811	108,377	(71,191)	1,659,557

(Loss) income from operations	—	(159)	408,788	(40,304)	—	368,325
OTHER EXPENSE (INCOME):
Interest expense	—	165,672	(25,405)	69,825	(74,060)	136,032
Earnings from consolidated subsidiaries	(139,725)	(324,688)	—	—	464,413	—
Accretion of put option in majority-owned subsidiary	—	937	—	—	—	937
Interest and other income	(15,176)	(78,678)	(11)	(613)	74,060	(20,418)
Impairment loss on investment securities	20,037	—	—	—	—	20,037

Total other (income) expense	(134,864)	(236,757)	(25,416)	69,212	464,413	136,588
Income (loss) before provision for income taxes	134,864	236,598	434,204	(109,516)	(464,413)	231,737
Provision for income taxes	—	(96,873)	—	—	—	(96,873)

Net income (loss)	$134,864	$139,725	$434,204	$(109,516)	$(464,413)	$134,864

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$134,864	$139,725	$434,204	$(109,516)	$(464,413)	$134,864
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	159	157,934	27,726	—	185,819
Provision for uncollectible accounts receivable	—	14	—	—	—	14
Deferred rent expense	—	—	11,664	2,604	—	14,268
Cost of abandoned cell sites	—	—	1,928	1,675	—	3,603
Stock-based compensation expense	—	—	30,254	—	—	30,254
Non-cash interest expense	—	1,929	(50)	24,879	(24,883)	1,875
Loss on disposal of assets	—	—	4,439	32	—	4,471
Impairment loss in investment securities	20,037	—	—	—	—	20,037
Accretion of asset retirement obligation	—	—	1,826	418	—	2,244
Accretion of put option in majority-owned subsidiary	—	937	—	—	—	937
Deferred income taxes	—	93,484	—	—	—	93,484
Changes in assets and liabilities	(128,943)	(395,295)	(50,771)	(8,181)	619,227	36,037

Net cash provided by (used in) operating activities	25,958	(159,047)	591,428	(60,363)	129,931	527,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	12,814	(589,736)	(81,168)	(2,681)	(660,771)
Change in prepaid purchases of property and equipment	—	10,526	—	—	—	10,526
Proceeds from sale of plant & equipment	—	—	288	214	—	502
Proceeds from sale of investments	37	—	—	—	—	37
Purchase of FCC licenses	—	(314,567)	—	—	—	(314,567)
Cash used in business acquisitions	—	(25,163)	—	—	—	(25,163)
Microwave relocation costs	—	—	(1,798)	—	—	(1,798)

Net cash provided by (used in) investing activities	37	(316,390)	(591,246)	(80,954)	(2,681)	(991,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	13,842	—	1,967	—	15,809
Proceeds from long-term loan	—	—	—	275,000	(275,000)	—
Payments on capital lease obligations	—	—	—	(8,530)	8,530	—
Repayment of debt	—	(12,000)	—	(139,220)	139,220	(12,000)
Proceeds from exercise of stock options	9,702	—	—	—	—	9,702

Net cash provided by (used in) financing activities	9,702	1,842	—	129,217	(127,250)	13,511

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,697	(473,595)	182	(12,100)	—	(449,816)
CASH AND CASH EQUIVALENTS, beginning of period	801,472	633,277	444	35,015	—	1,470,208

CASH AND CASH EQUIVALENTS, end of period	$837,169	$159,682	$626	$22,915	$—	$1,020,392

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$147,554	$141,359	$409,077	$(68,615)	$(481,821)	$147,554
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1	123,463	2,532	—	125,996
Provision for uncollectible accounts receivable	—	30	—	—	—	30
Deferred rent expense	—	—	5,120	1,462	—	6,582
Cost of abandoned cell sites	—	—	1,449	3,427	—	4,876
Stock-based compensation expense	—	—	18,971	—	—	18,971
Non-cash interest expense	—	2,661	—	30,654	(30,658)	2,657
Loss on disposal of assets	—	—	1,417	2	—	1,419
Gain on sale of investments	(5,159)	(3,364)	—	—	—	(8,523)
Accretion of asset retirement obligation	—	—	704	195	—	899
Accretion of put option in majority-owned subsidiary	—	746	—	—	—	746
Impairment loss in investment securities	15,007	—	—	—	—	15,007
Deferred income taxes	—	95,257	—	—	—	95,257
Changes in assets and liabilities	(156,781)	(338,814)	(188,771)	(3,191)	716,536	28,979

Net cash provided by (used in) operating activities	621	(102,124)	371,430	(33,534)	204,057	440,450
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(52,236)	(364,009)	(95,246)	(14,210)	(525,701)
Change in prepaid purchases of property and equipment	—	(2,172)	(7,351)	—	—	(9,523)
Proceeds from sale of property and equipment	—	—	604	—	—	604
Cash used in business acquisitions	(669)	—	—	—	—	(669)
Purchases of investments	(2,037,803)	(1,320,624)	—	—	—	(3,358,427)
Proceeds from sale of investments	1,884,172	1,617,285	—	—	—	3,501,457
Change in restricted cash and investments......	—	556	—	(262)	—	294
Microwave relocation costs	—	—	(547)	—	—	(547)

Net cash provided by (used in) investing activities	(154,300)	242,809	(371,303)	(95,508)	(14,210)	(392,512)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	24,613	—	(1,592)	—	23,021
Proceeds from long-term loan	—	—	—	196,000	(196,000)	—
Proceeds from 9 1/4 % Senior Notes	—	423,500	—	—	—	423,500
Proceeds from initial public offering	862,500	—	—	—	—	862,500
Debt issuance costs	—	(3,120)	—	—	—	(3,120)
Cost of raising capital	(44,225)	—	—	—	—	(44,225)
Payments on capital lease obligations	—	—	—	(669)	669	—
Repayment of debt	—	(12,000)	—	(5,484)	5,484	(12,000)
Proceeds from exercise of stock options	5,148	—	—	—	—	5,148

Net cash provided by (used in) financing activities	823,423	432,993	—	188,255	(189,847)	1,254,824

INCREASE IN CASH AND CASH EQUIVALENTS	669,744	573,678	127	59,213	—	1,302,762
CASH AND CASH EQUIVALENTS, beginning of period	15,714	99,301	257	46,226	—	161,498

CASH AND CASH EQUIVALENTS, end of period	$685,458	$672,979	$384	$105,439	$—	$1,464,260

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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments (“PCAOB”) to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The SEC approved the PCAOB amendments to AU Section 411 on September 16, 2008. SFAS No. 162 is effective on November 15, 2008. The implementation of this standard will not have a material impact on the Company’s financial condition or results of operations.
     In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on the Company’s financial condition or results of operations.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)
     In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement,” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company has not yet determined the effect on its financial condition or results of operations, if any, upon adoption of EITF 08-5.
     In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active,” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s financial condition or results of operations.
20. Subsequent Events:
     In October 2008, the Company entered into an agreement for the acquisition of spectrum in the amount of approximately $0.2 million. Consummation of this acquisition is conditioned upon customary closing conditions, including approval by the FCC.

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
     We base the forward-looking statements or projections made in this report on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:
•	the highly competitive nature of our industry;

•	the rapid technological changes in our industry;

•	an economic slowdown or recession in the United States;

•	the state of the capital markets and the United States economy;

•	our exposure to counterparty risk in our financial agreements;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to sustain the growth rates we have experienced to date;

•	our ability to construct and launch future markets within projected time frames;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to clear the Auction 66 spectrum of incumbent licensees;

•	our ability to adequately enforce or protect our intellectual property rights or defend against suits filed by others;

•	governmental regulation of our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management; and

•	other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, as updated or supplemented in “Item 1A. Risk Factors.”
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
     We are a wireless telecommunications carrier that currently offers wireless services primarily in the greater Atlanta, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, Orlando/Jacksonville, Philadelphia, San Francisco, Sacramento and Tampa/Sarasota metropolitan areas. We launched service in the greater Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa/Sarasota in October 2005; in Dallas/Ft. Worth in March 2006; in Detroit in April 2006; in Orlando in November 2006; in Los Angeles in September 2007; in Las Vegas in March 2008; in Jacksonville in April 2008; and in Philadelphia in July 2008. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interests in Royal Street, but may only elect two of the five members of Royal Street Communications’ management committee. We have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Royal Street has constructed, or is in the process of constructing, its network infrastructure in its licensed metropolitan areas. We commenced commercial services in Orlando and certain portions of northern Florida in November 2006 and in Los Angeles in September 2007 through our arrangements with Royal Street. Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement. On April 2, 2008, we executed an amendment to the loan agreement which increased the amount available to Royal Street under the loan agreement by an additional $255.0 million. On June 12, we executed an additional amendment to the loan agreement which increased the amount available to Royal Street under the loan agreement by an additional $75.0 million. As of September 30, 2008, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $1.0 billion of which Royal Street had borrowed $865.0 million through September 30, 2008. On October 21, 2008, Royal Street borrowed an additional $35.0 million under the loan agreement.
     As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses. In November 2006, we were granted advanced wireless services, or AWS, licenses in Auction 66, currently covering a total population of approximately 125 million for an aggregate purchase price of approximately $1.4 billion. Approximately 82 million of the total licensed population associated with our

Auction 66 licenses represent expansion opportunities in geographic areas outside of our then current operating markets, which we refer to as our Auction 66 Markets. These new expansion opportunities in our Auction 66 Markets cover six of the 25 largest metropolitan areas in the United States. The balance of our Auction 66 Markets, which currently cover a population of approximately 43 million, supplements or expands the geographic boundaries of our and Royal Street’s then existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento. We currently plan to focus on building out networks to cover approximately 40 million of total population during 2009-2010 including the launch of the Boston and New York metropolitan areas in early 2009. Our initial launch dates will be accomplished in phases in the larger metropolitan areas.
     We participated as a bidder in FCC Auction No. 73 and on June 26, 2008, we were granted one 12 MHz Lower Band Block A license for the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area, or the 700 MHz License, for an aggregate purchase price of approximately $313.3 million. The 700 MHz License supplements the 10 MHz of advanced wireless spectrum previously granted to us in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of FCC Auction No. 66.
     We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, under simple and affordable flat monthly rate service plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited voicemail, caller ID, call waiting, enhanced directory assistance, unlimited text messaging, mobile Internet browsing, push e-mail, mobile instant messaging, picture and multimedia messaging and the ability to place unlimited long distance calls from within our local service calling area to any number in the continental United States. We offer flat-rate monthly plans at $30, $35, $40, $45 and $50, as well as Family Plans which offer discounts off our monthly plans for multiple lines. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is discontinued at the end of the month that was paid for by the customer. For additional fees, we also provide international long distance and international text messaging, ringtones, ring back tones, downloads, games and content applications, unlimited directory assistance, location services and other value-added services. As of September 30, 2008, over 83% of our customers have selected a $40 or higher rate plan. Our flat-rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us in the Royal Street markets under the MetroPCS brand.
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
Revenues
     We derive our revenues from the following sources:
     Service. We sell wireless broadband PCS and AWS services, or PCS services. The various types of service revenues associated with wireless broadband PCS for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including nationwide long distance, unlimited text messaging, international text messaging, voicemail, downloads, ringtones, games and content applications, unlimited directory assistance, enhanced directory assistance, ring back tones, mobile Internet browsing, mobile instant messaging, push

e-mail, location services and nationwide roaming) and charges for domestic and international long distance service. Service revenues also include intercarrier compensation and nonrecurring activation service charges to customers.
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
     Interest Expense and Interest Income. Interest expense includes interest incurred on our borrowings, capital lease obligations, amortization of debt issuance costs and amortization of discounts and premiums on long-term debt. Interest income is earned primarily on our cash and cash equivalents.
     Income Taxes. As a result of our tax net operating losses which are primarily related to accelerated tax depreciation available under federal tax laws, we paid an insignificant amount of federal income taxes during the three and nine months ended September 30, 2008 and 2007. For the three and nine months ended September 30, 2008, we paid approximately $0.4 million and $2.5 million, respectively, in state income taxes. During the three and nine months ended September 30, 2007, we paid approximately $0.2 million and $1.1 million, respectively, in state income taxes.

Seasonality
     Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third quarters of the year usually combine to result in fewer net customer additions. However, sales activity and churn can be strongly affected by the launch of new markets, new service offerings and promotional activity, which have the ability to reduce or outweigh certain seasonal effects.
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
     As of September 30, 2008, we had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco, and Tampa/Sarasota. Each of these operating segments provide wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location services and other value-added services.
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

Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Three Months
	Ended September 30,
Reportable Operating Segment Data	2008	2007	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$371,739	$358,245	4%
Expansion Markets	238,952	130,886	83%

Total	$610,691	$489,131	25%

Equipment revenues:
Core Markets	$43,675	$48,165	(9)%
Expansion Markets	32,355	19,442	66%

Total	$76,030	$67,607	12%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$108,379	$108,077	0%
Expansion Markets	111,044	55,594	100%

Total	$219,423	$163,671	34%

Cost of equipment:
Core Markets	$84,383	$87,232	(3)%
Expansion Markets	76,155	43,947	73%

Total	$160,538	$131,179	22%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$43,658	$40,651	7%
Expansion Markets	72,996	43,845	66%

Total	$116,654	$84,496	38%

Adjusted EBITDA(2):
Core Markets	$182,189	$170,983	7%
Expansion Markets	18,699	13,516	38%
Depreciation and amortization:
Core Markets	$33,679	$30,691	10%
Expansion Markets	29,663	12,769	132%
Other	4,289	2,033	111%

Total	$67,631	$45,493	49%

Stock-based compensation expense:
Core Markets	$3,196	$532	501%
Expansion Markets	7,586	6,575	15%

Total	$10,782	$7,107	52%

Income (loss) from operations:
Core Markets	$143,585	$140,752	2%
Expansion Markets	(18,643)	(5,587)	(234)%
Other	(4,289)	(2,027)	(112)%

Total	$120,653	$133,138	(9)%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended September 30, 2008, cost of service includes $0.9 million and selling, general and administrative expenses includes $9.9 million of stock-based compensation expense. For the three months ended September 30, 2007, cost of service includes $0.6 million and selling, general and administrative expenses includes $6.5 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

     Service Revenues. Service revenues increased $121.6 million, or approximately 25%, to $610.7 million for the three months ended September 30, 2008 from $489.1 million for the three months ended September 30, 2007. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $13.5 million, or approximately 4%, to $371.7 million for the three months ended September 30, 2008 from $358.2 million for the three months ended September 30, 2007. The increase in service revenues is primarily attributable to net customer additions of approximately 268,000 customers for the twelve months ended September 30, 2008, which accounted for $37.3 million of the Core Markets increase, partially offset by the higher participation in our Family Plans and reduced revenue from certain features now included in our service plans that were previously provided a la carte, accounting for a $18.1 million decrease. In addition, consolidated E-911, Federal Universal Service Fund, or FUSF, vendor’s compensation and activation revenues increased $7.7 million during the three months ended September 30, 2008 compared to the same period in 2007. This increase is primarily attributable to a 32% increase in our consolidated customer base since September 30, 2007 and higher FUSF rates. On January 1, 2008, we began allocating a portion of these revenues to the Expansion Markets. The portion of these revenues that were allocated to the Expansion Markets during the three months ended September 30, 2008 was $13.4 million, resulting in a net decrease of $5.7 million in the Core Markets when to the same period in 2007.

•	Expansion Markets. Expansion Markets service revenues increased $108.1 million, or approximately 83%, to $239.0 million for the three months ended September 30, 2008 from $130.9 million for the three months ended September 30, 2007. The increase in service revenues is primarily attributable to net customer additions of 915,000 customers for the twelve months ended September 30, 2008, which accounted for $108.3 million of the Expansion Markets increase, partially offset by the higher participation in our Family Plans and reduced revenue from certain features now included in our service plans that were previously provided a la carte, accounting for an $13.6 million decrease. In addition, E-911, FUSF, vendor’s compensation and activation revenues increased approximately $13.4 million during the three months ended September 30, 2008 compared to the same period in 2007 due primarily to the allocation of a portion of these revenues to the Expansion Markets beginning on January 1, 2008.
     Equipment Revenues. Equipment revenues increased $8.4 million, or 12%, to $76.0 million for the three months ended September 30, 2008 from $67.6 million for the three months ended September 30, 2007. The increase is due primarily to an increase in Expansion Markets equipment revenues, partially offset by a decrease in Core Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues decreased $4.5 million, or 9%, to $43.7 million for the three months ended September 30, 2008 from $48.2 million for the three months ended September 30, 2007. The decrease in equipment revenues is primarily attributable to a lower average price of handsets activated reducing equipment revenues by $5.2 million, partially offset by an increase in upgrade handset sales to existing customers which accounted for a $0.7 million increase in equipment revenues.

•	Expansion Markets. Expansion Markets equipment revenues increased $12.9 million, or 66%, to $32.3 million for the three months ended September 30, 2008 from $19.4 million for the three months ended September 30, 2007. The increase in equipment revenues is primarily attributable to an increase in gross customer additions of approximately 262,000 customers for the three months ended September 30, 2008 as compared to the same period in 2007, which accounted for $6.1 million of the Expansion Markets increase, an increase in upgrade handset sales to existing customers which accounted for $5.8 million of the increase and an increase of approximately $0.7 million in additional accessory sales.

     Cost of Service. Cost of service increased $55.7 million, or 34%, to $219.4 million for the three months ended September 30, 2008 from $163.7 million for the three months ended September 30, 2007. The increase is due primarily to an increase in Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service for the three months ended September 30, 2008 was $108.4 million and remained relatively flat when compared to the same period in 2007. Core Markets cost of service (excluding E-911, FUSF and NECA/TRS expenses) increased $5.1 million, or 6%, to $88.0 million for the three months ended September 30, 2008 from $82.9 million for the three months ended September 30, 2007. The increase was primarily attributable to the 10% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended September 30, 2008. In addition, consolidated E-911, FUSF, and NECA/TRS expenses increased $8.6 million during the three months ended September 30, 2008 compared to the same period in 2007. This increase is primarily attributable to a 32% increase in our consolidated customer base since September 30, 2007 and higher FUSF rates. On January 1, 2008, we began allocating a portion of these expenses to the Expansion Markets. The portion of these expenses that were allocated to the Expansion Markets during the three months ended September 30, 2008 was $13.4 million, resulting in a net decrease of $4.8 million in the Core Markets when compared to the same period in 2007.

•	Expansion Markets. Expansion Markets cost of service increased $55.4 million, or approximately 100%, to $111.0 million for the three months ended September 30, 2008 from $55.6 million for the three months ended September 30, 2007. Expansion Markets cost of service (excluding E-911, FUSF and NECA/TRS expenses) increased $42.0 million, or 77%, to $97.0 million for the three months ended September 30, 2008 from $55.0 million for the three months ended September 30, 2007. This increase was primarily attributable to the 84% growth in our Expansion Markets customer base, coupled with expenses incurred as a result of the launch of service in the Las Vegas, Jacksonville and Philadelphia metropolitan areas as well as the build-out expenses related to the New York and Boston metropolitan areas. In addition, E-911, FUSF and NECA/TRS expenses increased approximately $13.4 million during the three months ended September 30, 2008 compared to the same period in 2007 due primarily to the allocation of a portion of these expenses to the Expansion Markets beginning on January 1, 2008.
     Cost of Equipment. Cost of equipment increased $29.4 million, or 22%, to $160.5 million for the three months ended September 30, 2008 from $131.1 million for the three months ended September 30, 2007. The increase is due primarily to an increase in Expansion Markets cost of equipment, partially offset by a decrease in Core Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment decreased $2.8 million, or 3%, to $84.4 million for the three months ended September 30, 2008 from $87.2 million for the three months ended September 30, 2007. The decrease in Core Markets cost of equipment is primarily attributable to a lower average cost of handsets activated reducing cost of equipment by $6.0 million as well as a decrease in cost of accessories accounting for $0.2 million. These decreases in cost of equipment were partially offset by an increase in upgrade handset sales to existing customers which accounted for a $3.1 million increase as well as an increase of $0.3 million in handset refurbishment cost.

•	Expansion Markets. Expansion Markets cost of equipment increased $32.2 million, or 73%, to $76.1 million for the three months ended September 30, 2008 from $43.9 million for the three months ended September 30, 2007. The increase in Expansion Markets cost of equipment is primarily attributable to an increase in gross customer additions of approximately 262,000 customers for the three months ended September 30, 2008 as compared to the same period in 2007, which accounted for $19.6 million of the Expansion Markets increase, coupled with an increase in the sale of handsets to existing customers accounting for $8.6 million of the increase as well as an increase of $1.0 million in handset refurbishment cost and an increase in cost of accessories accounting for $0.3 million.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $32.2 million, or 38%, to $116.7 million for the three months ended September 30, 2008 from $84.5 million for the three months ended September 30, 2007. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:

•	Core Markets. Core Markets selling, general and administrative expenses increased $3.1 million to $43.7 million for the three months ended September 30, 2008 from $40.6 million for the three months ended September 30, 2007. Selling expenses increased by $2.9 million, or approximately 15% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in selling expenses is primarily attributable to a $1.5 million increase in marketing and advertising expenses as well as higher employee related costs of $1.6 million incurred to support the growth in the Core Markets. General and administrative expenses decreased by $2.3 million, or 11% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This was due primarily to a decrease in various administrative expenses incurred as a result of cost benefits achieved due to the increasing scale of our business in the Core Markets. In addition, stock-based compensation expense increased $2.5 million for the three months ended September 30, 2008 as compared to the same period in 2007 (see - “Stock-Based Compensation Expense” below).

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $29.1 million, or 66%, to $73.0 million for the three months ended September 30, 2008 from $43.9 million for the three months ended September 30, 2007. Selling expenses increased by $20.3 million, or 125% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase is primarily due to a $10.3 million increase in marketing and advertising expenses incurred to support the growth in the Expansion Markets as well as higher employee related costs of $5.1 million to support the growth and buildout of the Expansion Markets. General and administrative expenses increased by $7.9 million, or 37% for the three months ended September 30, 2008 compared to the same period in 2007 primarily due to the 84% growth in our Expansion Markets customer base, including the launch of service in the Las Vegas, Jacksonville and Philadelphia metropolitan areas, as well as the build-out expenses related to the New York and Boston metropolitan areas. In addition, an increase of $0.9 million in stock-based compensation expense contributed to the increase in the Expansion Markets (see – “Stock-Based Compensation Expense” below).
     Depreciation and Amortization. Depreciation and amortization expense increased $22.1 million, or approximately 49%, to $67.6 million for the three months ended September 30, 2008 from $45.5 million for the three months ended September 30, 2007. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $3.0 million, or approximately 10%, to $33.7 million for the three months ended September 30, 2008 from $30.7 million for the three months ended September 30, 2007. The increase related primarily to additional network infrastructure assets placed into service during the twelve months ended September 30, 2008 to support our continued growth.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $16.9 million, or 132%, to $29.7 million for the three months ended September 30, 2008 from $12.8 million for the three months ended September 30, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended September 30, 2008 driven primarily by the launch of service in the Los Angeles, Las Vegas, Jacksonville and Philadelphia metropolitan areas.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $3.7 million, or approximately 52%, to $10.8 million for the three months ended September 30, 2008 from $7.1 million for the three months ended September 30, 2007. The increase is due primarily to increases in Core Markets and Expansion Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense increased $2.7 million, or 501%, to $3.2 million for the three months ended September 30, 2008 from $0.5 million for the three months ended September 30, 2007. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the twelve months ended September 30, 2008.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $1.0 million, or 15%, to $7.6 million for the three months ended September 30, 2008 from $6.6 million for the three months ended September 30, 2007. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the twelve months ended September 30, 2008.

	Three Months
	Ended September 30,
Consolidated Data	2008	2007	Change
	(in thousands)
Loss (gain) on disposal of assets	$1,822	$(1,239)	247%
Interest expense	42,950	54,574	(21)%
Interest and other income	(5,164)	(23,317)	(78)%
Impairment loss on investment securities	2,956	15,007	(80)%
Provision for income taxes	34,713	33,512	4%
Net income	44,880	53,108	(15)%
     Loss (gain) on disposal of assets. Loss on disposal of assets increased $3.1 million to $1.8 million for the three months ended September 30, 2008 from a gain on disposal of assets of $1.2 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, we recorded a loss on disposal of assets related to certain network technology that was retired and replaced with new technology.
     Interest Expense. Interest expense decreased $11.6 million, or 21%, to $43.0 million for the three months ended September 30, 2008 from $54.6 million for the three months ended September 30, 2007. The decrease in interest expense was primarily due to the capitalization of $17.1 million of interest during the three months ended September 30, 2008, compared to $8.4 million of interest capitalized during the same period in 2007. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of the Auction 66 Markets. In addition, our weighted average interest rate decreased to 7.72% for the three months ended September 30, 2008 compared to 8.13% for the three months ended September 30, 2007 as a result of the borrowing rates under the senior secured credit facility. Average debt outstanding for the three months ended September 30, 2008 and 2007 was $3.0 billion.
     Interest and Other Income. Interest and other income decreased $18.1 million, or 78%, to $5.2 million for the three months ended September 30, 2008 from $23.3 million for the three months ended September 30, 2007. The decrease in interest and other income was primarily due to the Company investing substantially all of its cash and cash equivalents in money market funds consisting of U.S. treasury securities rather than in short-term investments as the Company has done historically.
     Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities that were rated AAA/Aaa at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at September 30, 2008 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of $3.0 million during the three months ended September 30, 2008. See “— Liquidity and Capital Resources.”
     Provision for Income Taxes. Income tax expense was $34.7 million and $33.5 million for the three months ended September 30, 2008 and 2007, respectively. The effective tax rate was 43.6% and 39.0% for the three months ended September 30, 2008 and 2007, respectively. Our effective rates differ from the statutory federal rate of 35.0% due to state and local taxes, non-deductible expenses and an increase in the valuation allowance related to the impairment loss recognized on investment securities during the three months ended September 30, 2008.
     Net Income. Net income decreased $8.2 million, or 15%, to $44.9 million for the three months ended September 30, 2008 compared to $53.1 million for the three months ended September 30, 2007. The decrease in net income was primarily attributable to a decrease in interest and other income as well as a decrease in income from operations. These items were partially offset by lower interest expense and lower impairment loss on investment securities recognized during the three months ended September 30, 2008.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Nine Months
	Ended September 30,
Reportable Operating Segment Data	2008	2007	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$1,118,610	$1,051,727	6%
Expansion Markets	652,612	356,261	83%

Total	$1,771,222	$1,407,988	26%

Equipment revenues:
Core Markets	$151,555	$168,535	(10)%
Expansion Markets	105,105	68,077	54%

Total	$256,660	$236,612	8%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$326,287	$319,123	2%
Expansion Markets	287,749	152,110	89%

Total	$614,036	$471,233	30%

Cost of equipment:
Core Markets	$282,272	$290,160	(3)%
Expansion Markets	238,511	147,765	61%

Total	$520,783	$437,925	19%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$131,484	$128,335	2%
Expansion Markets	202,964	111,815	82%

Total	$334,448	$240,150	39%

Adjusted EBITDA(2):
Core Markets	$540,050	$489,175	10%
Expansion Markets	48,819	25,088	95%
Depreciation and amortization:
Core Markets	$97,914	$87,008	13%
Expansion Markets	74,171	34,365	116%
Other	13,734	4,623	197%

Total	$185,819	$125,996	47%

Stock-based compensation expense:
Core Markets	$9,928	$6,532	52%
Expansion Markets	20,326	12,439	63%

Total	$30,254	$18,971	59%

Income (loss) from operations:
Core Markets	$427,847	$394,378	8%
Expansion Markets	(45,785)	(21,670)	(111)%
Other	(13,737)	(4,831)	(184)%

Total	$368,325	$367,877	0%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the nine months ended September 30, 2008, cost of service includes $2.1 million and selling, general and administrative expenses includes $28.2 million of stock-based compensation expense. For the nine months ended September 30, 2007, cost of service includes $1.3 million and selling, general and administrative expenses includes $17.7 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

     Service Revenues. Service revenues increased $363.2 million, or approximately 26%, to $1.8 billion for the nine months ended September 30, 2008 from $1.4 billion for the nine months ended September 30, 2007. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $66.9 million, or 6%, to $1.1 billion for the nine months ended September 30, 2008 from $1.1 billion for the nine months ended September 30, 2007. The increase in service revenues is primarily attributable to net customer additions of approximately 268,000 customers for the twelve months ended September 30, 2008, which accounted for $118.7 million of the Core Markets increase, partially offset by the higher participation in our Family Plans and reduced revenue from certain features now included in our service plans that were previously provided a la carte, accounting for a $37.8 million decrease. In addition, consolidated E-911, Federal Universal Service Fund, or FUSF, vendor’s compensation and activation revenues increased $21.1 million during the nine months ended September 30, 2008 compared to the same period in 2007. This increase is primarily attributable to a 32% increase in our consolidated customer base since September 30, 2007 and higher FUSF rates. Beginning on January 1, 2008, a portion of these revenues were allocated to the Expansion Markets in the amount of $35.1 million resulting in a net decrease of $14.0 million in the Core Markets for the nine months ended September 30, 2008 compared to the same period in 2007.

•	Expansion Markets. Expansion Markets service revenues increased $296.3 million, or 83%, to $652.6 million for the nine months ended September 30, 2008 from $356.3 million for the nine months ended September 30, 2007. The increase in service revenues is primarily attributable to net customer additions of approximately 915,000 customers for the twelve months ended September 30, 2008, which accounted for $292.2 million of the Expansion Markets increase, partially offset by the higher participation in our Family Plans and reduced revenue from certain features now included in our service plans that were previously provided a la carte, accounting for a $31.0 million decrease. In addition, E-911, FUSF, vendor’s compensation and activation revenues increased approximately $35.1 million during the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to the allocation of a portion of these revenues to the Expansion Markets beginning on January 1, 2008.
     Equipment Revenues. Equipment revenues increased $20.0 million, or 8%, to $256.6 million for the nine months ended September 30, 2008 from $236.6 million for the nine months ended September 30, 2007. The increase is due primarily to an increase in Expansion Markets equipment revenues, partially offset by a decrease in Core Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues decreased $17.0 million, or 10%, to $151.5 million for the nine months ended September 30, 2008 from $168.5 million for the nine months ended September 30, 2007. The decrease in equipment revenues is primarily attributable to a lower average price of handsets activated reducing equipment revenues by $20.3 million, partially offset by an increase in upgrade handset sales to existing customers which accounted for a $2.6 million increase in equipment revenues as well as an increase in accessory sales accounting for $0.7 million.

•	Expansion Markets. Expansion Markets equipment revenues increased $37.0 million, or 54%, to $105.1 million for the nine months ended September 30, 2008 from $68.1 million for the nine months ended September 30, 2007. The increase in equipment revenues is primarily attributable to an increase in gross customer additions of approximately 552,000 customers for the nine months ended September 30, 2008 as compared to the same period in 2007, which accounted for $22.2 million of the Expansion Markets increase, an increase in upgrade handset sales to existing customers accounting for a $17.4 million increase and an increase of approximately $2.5 million in additional accessory sales. These increases in equipment revenues were partially offset by a lower average price of handsets activated which accounted for a $5.1 million decrease.
     Cost of Service. Cost of service increased $142.8 million, or 30%, to $614.0 million for the nine months ended September 30, 2008 from $471.2 million for the nine months ended September 30, 2007. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:

•	Core Markets. Core Markets cost of service increased $7.2 million, or 2%, to $326.3 million for the nine months ended September 30, 2008 from $319.1 million for the nine months ended September 30, 2007. Core Markets cost of service (excluding E-911, FUSF and NECA/TRS expenses) increased $18.3 million, or 7%, to $266.3 million for the nine months ended September 30, 2008 from $248.0 million for the nine months ended September 30, 2007. The increase was primarily attributable to the 10% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended September 30, 2008. In addition, consolidated E-911, FUSF, and NECA/TRS expenses increased $23.0 million during the nine months ended September 30, 2008 compared to the same period in 2007. This increase is primarily attributable to a 32% increase in our consolidated customer base since September 30, 2007 and higher FUSF rates. Beginning on January 1, 2008, a portion of these expenses were allocated to the Expansion Markets in the amount of $34.1 million resulting in a net decrease of $11.1 million in the Core Markets for the nine months ended September 30, 2008 compared to the same period in 2007.

•	Expansion Markets. Expansion Markets cost of service increased $135.6 million, or 89%, to $287.7 million for the nine months ended September 30, 2008 from $152.1 million for the nine months ended September 30, 2007. Expansion Markets cost of service (excluding E-911, FUSF and NECA/TRS expenses) increased $101.5 million, or approximately 68%, to $251.7 million for the nine months ended September 30, 2008 from $150.2 million for the nine months ended September 30, 2007. This increase was primarily attributable to the 84% growth in our Expansion Markets customer base, coupled with expenses associated with the launch of service in the Los Angeles, Las Vegas, Jacksonville and Philadelphia metropolitan areas as well as the build-out expenses related to the New York and Boston metropolitan areas. In addition, E-911, FUSF and NECA/TRS expenses increased approximately $34.1 million during the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to the allocation of a portion of these expenses to the Expansion Markets beginning on January 1, 2008.
     Cost of Equipment. Cost of equipment increased $82.9 million, or 19%, to $520.8 million for the nine months ended September 30, 2008 from $437.9 million for the nine months ended September 30, 2007. The increase is due primarily to an increase in Expansion Markets cost of equipment, partially offset by a decrease in Core Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment decreased $7.9 million, or approximately 3%, to $282.3 million for the nine months ended September 30, 2008 from $290.2 million for the nine months ended September 30, 2007. The decrease in Core Markets cost of equipment is primarily attributable to a lower average cost of handsets activated reducing cost of equipment by $12.9 million, partially offset by an increase in upgrade handset sales to existing customers accounting for $3.2 million as well as an increase of $1.7 million in handset refurbishment expenses and an increase in cost of accessories due to an increase in accessory sales accounting for a $0.1 million increase.

•	Expansion Markets. Expansion Markets cost of equipment increased $90.8 million, or 61%, to $238.5 million for the nine months ended September 30, 2008 from $147.7 million for the nine months ended September 30, 2007. The increase in Expansion Markets cost of equipment is primarily attributable to an increase in gross customer additions of approximately 552,000 customers for the nine months ended September 30, 2008 as compared to the same period in 2007, which accounted for $55.1 million of the Expansion Markets increase, coupled with the sale of handsets to existing customers accounting for $31.7 million of the increase as well as an increase of $2.9 million in handset refurbishment expenses and an increase in cost of accessories due to an increase in accessory sales accounting for a $1.1 million increase.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $94.3 million, or 39%, to $334.4 million for the nine months ended September 30, 2008 from $240.1 million for the nine months ended September 30, 2007. The increase is due primarily to an increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:

•	Core Markets. Core Markets selling, general and administrative expenses increased $3.2 million to $131.5 million for the nine months ended September 30, 2008 from $128.3 million for the nine months ended September 30, 2007. Selling expenses increased by $8.5 million, or 15% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in selling expenses is primarily attributable to a $4.9 million increase in marketing and advertising expenses as well as higher employee related costs of $2.8 million incurred to support the growth in the Core Markets. General and administrative expenses decreased by $8.4 million, or approximately 13% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This was due primarily to a decrease in various administrative expenses incurred as a result of cost benefits achieved due to the increasing scale of our business in the Core Markets. In addition, stock-based compensation expense increased $3.1 million for the nine months ended September 30, 2008 as compared to the same period in 2007 (see – “Stock-Based Compensation Expense” below).

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $91.1 million, or 82%, to $202.9 million for the nine months ended September 30, 2008 from $111.8 million for the nine months ended September 30, 2007. Selling expenses increased by $51.2 million, or 119% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase is primarily due to a $27.8 million increase in marketing and advertising expenses incurred to support the growth in the Expansion Markets as well as higher employee related costs of $12.9 million to support the growth and buildout of the Expansion Markets. General and administrative expenses increased by $32.6 million, or approximately 58% for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to the 84% growth in our Expansion Markets customer base, including the launch of service in the Las Vegas, Jacksonville and Philadelphia metropolitan areas, as well as the build-out expenses related to the New York and Boston metropolitan areas. In addition, an increase of $7.4 million in stock-based compensation expense contributed to the increase in the Expansion Markets (see – “Stock-Based Compensation Expense” below).
     Depreciation and Amortization. Depreciation and amortization expense increased $59.8 million, or approximately 47%, to $185.8 million for the nine months ended September 30, 2008 from $126.0 million for the nine months ended September 30, 2007. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $10.9 million, or approximately 13%, to $97.9 million for the nine months ended September 30, 2008 from $87.0 million for the nine months ended September 30, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended September 30, 2008 to support our continued growth.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $39.8 million, or approximately 116%, to $74.2 million for the nine months ended September 30, 2008 from $34.4 million for the nine months ended September 30, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended September 30, 2008 driven primarily by the launch of service in the Los Angeles, Las Vegas, Jacksonville and Philadelphia metropolitan areas.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $11.3 million, or approximately 59%, to $30.3 million for the nine months ended September 30, 2008 from $19.0 million for the nine months ended September 30, 2007. The increase is due primarily to increases in Core Markets and Expansion Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense increased $3.4 million, or 52%, to $9.9 million for the nine months ended September 30, 2008 from $6.5 million for the nine months ended September 30, 2007. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the twelve months ended September 30, 2008.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $7.9 million, or 63%, to $20.4 million for the nine months ended September 30, 2008 from $12.5 million for the nine months ended September 30, 2007. The increase is primarily related to an increase in stock options granted to employees in these markets throughout the twelve months ended September 30, 2008.

	Nine Months
	Ended September 30,
Consolidated Data	2008	2007	Change
	(in thousands)
Loss on disposal of assets	$4,471	$1,419	215%
Interest expense	136,032	152,718	(11)%
Interest and other income	(20,418)	(44,968)	(55)%
Impairment loss on investment securities	20,037	15,007	34%
Provision for income taxes	96,873	96,820	0%
Net income	134,864	147,554	(9)%
     Loss on disposal of assets. Loss on disposal of assets increased $3.1 million to $4.5 million for the nine months ended September 30, 2008 from $1.4 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we recorded a loss on disposal of assets related to certain network technology that was retired and replaced with new technology.
     Interest Expense. Interest expense decreased $16.7 million, or approximately 11%, to $136.0 million for the nine months ended September 30, 2008 from $152.7 million for the nine months ended September 30, 2007. The decrease in interest expense was primarily due to the capitalization of $46.0 million of interest during the nine months ended September 30, 2008, compared to $21.2 million of interest capitalized during the same period in 2007.  We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market.  The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process.  We expect capitalized interest to be significant during the construction of the Auction 66 Markets.  In addition, our weighted average interest rate decreased to 7.79% for the nine months ended September 30, 2008 compared to 8.16% for the nine months ended September 30, 2007 as a result of the borrowing rates under the senior secured credit facility.  Average debt outstanding for the nine months ended September 30, 2008 was $3.0 billion compared to the average debt outstanding for the nine months ending September 30, 2007 of $2.8 billion. The increase in average debt outstanding was due to the issuance of an additional $400.0 million principal amount of our 9 1/4% senior notes in June 2007.
     Interest and Other Income. Interest and other income decreased $24.6 million, or 55%, to $20.4 million for the nine months ended September 30, 2008 from $45.0 million for the nine months ended September 30, 2007. The decrease in interest and other income was primarily due to the Company investing substantially all of its cash and cash equivalents in money market funds consisting of U.S. treasury securities rather than in short-term investments as the Company has done historically.
     Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities that were rated AAA/Aaa at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at September 30, 2008 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of $20.0 million during the nine months ended September 30, 2008. See “— Liquidity and Capital Resources.”
     Provision for Income Taxes. Income tax expense was $96.9 million and $96.8 million for the nine months ended September 30, 2008 and 2007, respectively.  The effective tax rate was 41.8% and 40.0% for the nine months ended September 30, 2008 and 2007, respectively.  Our effective rates differ from the statutory federal rate of 35.0% due to state and local taxes, non-deductible expenses and an increase in the valuation allowance related to the impairment loss recognized on investment securities during the nine months ended September 30, 2008.

     Net Income. Net income decreased $12.7 million, or approximately 9%, to $134.9 million for the nine months ended September 30, 2008 compared to $147.6 million for the nine months ended September 30, 2007. The decrease in net income was primarily attributable to a decrease in interest and other income as well as a decrease in income from operations. These items were partially offset by lower interest expense during the nine months ended September 30, 2008.
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
     The following table shows consolidated metric information for the three and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Customers:
End of period	4,847,314	3,664,218	4,847,314	3,664,218
Net additions	249,265	114,302	884,528	723,232
Churn:
Average monthly rate	4.8%	5.2%	4.5%	4.7%
ARPU	$40.42	$42.77	$41.43	$43.22
CPGA	$123.52	$125.92	$126.35	$118.99
CPU	$18.18	$17.81	$18.41	$18.11
     Customers. Net customer additions were 249,265 for the three months ended September 30, 2008, compared to 114,302 for the three months ended September 30, 2007, an increase of 118%. Net customer additions were 884,528 for the nine months ended September 30, 2008, compared to 723,232 for the nine months ended September 30, 2007, an increase of 22%. Total customers were 4,847,314 as of September 30, 2008, an increase of approximately 32% over the customer total as of September 30, 2007 and 22% over the customer total as of December 31, 2007. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in the Los Angeles metropolitan area in September 2007, the Las Vegas metropolitan area in March 2008, the Jacksonville metropolitan area in April 2008 and the Philadelphia metropolitan area in July 2008.
     Churn. As we do not require a long-term service contract, we expect our churn percentage to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our service during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count that phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended September 30, 2008 and 2007 was 4.8% and 5.2%, respectively. Churn for the nine months ended September 30, 2008 and 2007 was 4.5% and 4.7%, respectively. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters.

     Average Revenue Per User. ARPU represents (a) service revenues less activation revenues and pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.42 and $42.77 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $2.35. ARPU was $41.43 and $43.22 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $1.79. The decrease in ARPU for the three and nine months ended September 30, 2008, when compared to the same periods in 2007, was primarily attributable to higher participation in our Family Plans as well as reduced revenue from certain features now included in our service plans that were previously provided a la carte.
     Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs decreased to $123.52 for the three months ended September 30, 2008 from $125.92 for the three months ended September 30, 2007. CPGA costs increased to $126.35 for the nine months ended September 30, 2008 from $118.99 for the nine months ended September 30, 2007. The decrease in CPGA for the three months ended September 30, 2008 when compared to the same periods in 2007 was primarily driven by a 39% increase in gross additions. The increase in CPGA for the nine months ended September 30, 2008 when compared to the same periods in 2007, was primarily driven by selling expenses associated with the continued customer growth in our Expansion Markets including the launch of service in the Los Angeles metropolitan area as well as our recent launches of service in the Las Vegas metropolitan area in March 2008, the Jacksonville metropolitan area in April 2008 and the Philadelphia metropolitan area in July 2008.
     Cost Per User. CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the sum of the average monthly number of customers during such period. CPU for the three months ended September 30, 2008 and 2007 was $18.18 and $17.81, respectively. CPU for the nine months ended September 30, 2008 and 2007 was $18.41 and $18.11, respectively. We continue to achieve cost benefits due to the increasing scale of our business. However, these benefits have been more than offset by a combination of construction and launch expenses associated with our Expansion Markets, which contributed $4.04 and $3.36 of additional CPU for the three months ended September 30, 2008 and 2007, respectively and $3.79 and $3.12 of additional CPU for the nine months ended September 30, 2008 and 2007, respectively.
     Core Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Core Markets Customers:
End of period	2,845,732	2,578,019	2,845,732	2,578,019
Net additions	30,379	35,729	186,827	277,061
Core Markets Adjusted EBITDA	$182,189	$170,983	$540,050	$489,175
Core Markets Adjusted EBITDA as a Percent of Service Revenues	49.0%	47.7%	48.3%	46.5%
     As of September 30, 2008, our networks in our Core Markets cover a population of approximately 23 million.
     Customers. Net customer additions in our Core Markets were 30,379 for the three months ended September 30, 2008, compared to 35,729 for the three months ended September 30, 2007. Net customer additions in our Core Markets were 186,827 for the nine months ended September 30, 2008, compared to 277,061 for the nine months ended September 30, 2007. Total customers were 2,845,732 as of September 30, 2008, an increase of 10% over the customer total as of September 30, 2007 and 7% over the customer total as of December 31, 2007. The increase in total customers is primarily attributable to the continued demand for our service offerings.

     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended September 30, 2008, Core Markets Adjusted EBITDA was $182.2 million compared to $171.0 million for the same period in 2007. For the nine months ended September 30, 2008, Core Markets Adjusted EBITDA was $540.1 million compared to $489.2 million for the same period in 2007. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the three months ended September 30, 2008 and 2007 were 49.0% and 47.7%, respectively. Core Markets Adjusted EBITDA as a percent of service revenues for the nine months ended September 30, 2008 and 2007 were 48.3% and 46.5%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.
     Expansion Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Expansion Markets:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Expansion Markets Customers:
End of period	2,001,582	1,086,199	2,001,582	1,086,199
Net additions	218,886	78,573	697,701	446,171
Expansion Markets Adjusted EBITDA	$18,699	$13,516	$48,819	$25,088
Expansion Markets Adjusted EBITDA as a Percent of Service Revenues	7.8%	10.3%	7.5%	7.0%
     As of September 30, 2008, our networks in our Expansion Markets cover a population of approximately 38 million.
     Customers. Net customer additions in our Expansion Markets were 218,886 for the three months ended September 30, 2008, compared to 78,573 for the three months ended September 30, 2007. Net customer additions in our Expansion Markets were 697,701 for the nine months ended September 30, 2008, compared to 446,171 for the nine months ended September 30, 2007. Total customers were 2,001,582 as of September 30, 2008, an increase of 84% over the customer total as of September 30, 2007 and an increase of approximately 54% over the customer total as of December 31, 2007. The increase in total customers is primarily attributable to the continued demand for our service offerings as well as the continued expansion of our service footprint in the Los Angeles metropolitan area and our recent launches of service in the Las Vegas, Jacksonville and Philadelphia metropolitan areas.
     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended September 30, 2008, Expansion Markets Adjusted EBITDA was $18.7 million compared to an Adjusted EBITDA of $13.5 million for the same period in 2007. For the nine months ended September 30, 2008, Expansion Markets Adjusted EBITDA was $48.8 million compared to an Adjusted EBITDA of $25.1 million for the same period in 2007. The increase in Adjusted EBITDA, when compared to the same period in the previous year, was attributable to cost benefits achieved due to the increasing scale of our business, partially offset by construction and launch expenses associated primarily with the launch of service in the Los Angeles, Las Vegas, Jacksonville and Philadelphia metropolitan areas and the build out of the New York and Boston metropolitan areas.

     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Expansion Markets Adjusted EBITDA as a percent of service revenues for the three months ended September 30, 2008 and 2007 were 7.8% and 10.3%, respectively. The decrease in Expansion Markets Adjusted EBITDA as a percent of service revenues for the three months ended September 30, 2008 was due to the construction and launch expenses associated primarily with the launch of service in the Los Angeles, Las Vegas, Jacksonville and Philadelphia metropolitan areas and the build out of the New York and Boston metropolitan areas, partially offset by the growth in service revenues. Expansion Markets Adjusted EBITDA as a percent of service revenues for the nine months ended September 30, 2008 and 2007 were 7.5% and 7.0%, respectively. Consistent with the increase in Expansion Markets Adjusted EBITDA for the nine months ended September 30, 2008, we experienced a corresponding increase in Expansion Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Expansion Markets, partially offset by construction and launch expenses associated primarily with the launch of service in the Los Angeles, Las Vegas, Jacksonville and Philadelphia metropolitan areas and the build out of the New York and Boston metropolitan areas.
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
     ARPU — We utilize ARPU to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. ARPU is calculated exclusive of activation revenues, as these amounts are a component of our costs of acquiring new customers and are included in our calculation of CPGA. ARPU is also calculated exclusive of pass through charges that we collect from our customers and remit to the appropriate government agencies.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands, except average number
	of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$610,691	$489,131	$1,771,222	$1,407,988
Less:
Activation revenues	(4,386)	(2,995)	(11,910)	(8,137)
Pass through charges	(31,445)	(25,215)	(88,582)	(71,206)

Net service revenues	$574,860	$460,921	$1,670,730	$1,328,645
Divided by: Average number of customers	4,741,043	3,592,045	4,480,606	3,416,036

ARPU	$40.42	$42.77	$41.43	$43.22

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands, except gross customer
	additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$58,916	$35,625	$158,743	$99,096
Less: Activation revenues	(4,386)	(2,995)	(11,910)	(8,137)
Less: Equipment revenues	(76,030)	(67,607)	(256,660)	(236,612)
Add: Equipment revenue not associated with new customers	33,295	31,590	116,711	107,492
Add: Cost of equipment	160,538	131,179	520,783	437,925
Less: Equipment costs not associated with new customers	(56,891)	(43,254)	(188,096)	(142,218)

Gross addition expenses	$115,442	$84,538	$339,571	$257,546
Divided by: Gross customer additions	934,607	671,379	2,687,513	2,164,511

CPGA	$123.52	$125.92	$126.35	$118.99

     CPU — CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)) exclusive of pass through charges, divided by the sum of the average monthly number of customers during such period. CPU does not include any depreciation and amortization expense. Management uses CPU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CPU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless providers. We believe investors use CPU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless providers, although other wireless carriers may calculate this measure differently. The following table reconciles total costs used in the calculation of CPU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CPU.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands, except average number
	of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$219,423	$163,671	$614,036	$471,233
Add: General and administrative expense	57,738	48,871	175,705	141,054
Add: Net loss on equipment transactions unrelated to initial customer acquisition	23,596	11,664	71,385	34,726
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(10,782)	(7,107)	(30,254)	(18,971)
Less: Pass through charges	(31,445)	(25,215)	(88,582)	(71,206)

Total costs used in the calculation of CPU	$258,530	$191,884	$742,290	$556,836
Divided by: Average number of customers	4,741,043	3,592,045	4,480,606	3,416,036

CPU	$18.18	$17.81	$18.41	$18.11

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. At September 30, 2008, we had a total of approximately $1.0 billion in cash and cash equivalents. Over the last year, the capital and credit markets have become increasingly volatile as a result of adverse economic and financial conditions that have triggered the failure and near failure of a number of large financial services companies and a possible global recession. We believe that this increased volatility and global recession may make it difficult to obtain additional financing or sell additional equity. We believe that, based on our current level of cash and cash equivalents and anticipated cash flows from operations, the current adverse economic and financial conditions in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations in the near-term.
     We have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At September 30, 2008, we had invested substantially all of our cash and cash equivalents in money market funds consisting of U.S. treasury securities.
     During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with our investment policy guidelines, the auction rate securities investments held by us all had AAA/Aaa credit ratings at the time of purchase. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at September 30, 2008 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. In addition, substantially all of the auction rate securities held by us have been downgraded or placed on credit watch by at least one credit rating agency.
     The estimated market value of our auction rate security holdings at September 30, 2008 was approximately $16.8 million, which reflects a $117.1 million adjustment to the original principal value of $133.9 million. The estimated market value at December 31, 2007 was approximately $36.1 million, which reflected a $97.8 million adjustment to the aggregate principal value at that date. Although the auction rate securities continue to pay interest according to their stated terms, based on statements received from our broker and an analysis of other-than-temporary impairment factors, we recorded an impairment charge of $3.0 million and $20.0 million during the three and nine months ended September 30, 2008, respectively, reflecting an additional portion of our auction rate security holdings that we have concluded have an other-than-temporary decline in value. The offsetting increase in fair value of approximately $0.7 million is reported in accumulated other comprehensive loss in the consolidated balance sheets.
     Historically, given the liquidity created by auctions, our auction rate securities were presented as current assets under short-term investments on our balance sheet. Given the failed auctions, our auction rate securities are illiquid until there is a successful auction for them or we sell them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on our balance sheet as of September 30, 2008 and December 31, 2007. The $117.8 million impairment charges recorded to date do not have a material impact on our liquidity and are not included in our approximately $1.0 billion in cash and cash equivalents as of September 30, 2008. We may incur additional impairments to our auction rate securities which may be up to the full remaining value of such auction rate securities. Management believes that any future additional impairment charges including an impairment equal to the full purchase price of such auction rate securities will not have a material effect on our liquidity.
     Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as clusters. We are seeking opportunities to enhance our current market clusters and to provide service in new geographic areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. We participated as a bidder in FCC Auction 66 and in November 2006 we were granted eight licenses for a total aggregate purchase price of approximately $1.4 billion. We participated as a bidder in Auction 73 and on June 26, 2008, we were granted one 700 MHz License for an aggregate purchase price of approximately $313.3 million. The 700 MHz License supplements the 10 MHz of advanced wireless spectrum previously granted to us in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of Auction 66.
     As a result of the acquisition of spectrum licenses and the opportunities that these licenses provide for us to expand our operations into major metropolitan markets, we will require significant additional capital in the future to finance the construction and initial operating costs associated with such licenses. We generally do not intend to commence the construction of any individual license area until we have sufficient funds available to provide for the related construction and operating costs associated with such license area. We currently plan to focus on building out networks to cover approximately 40 million of total population during 2009-2010 including the launch of the Boston and New York metropolitan areas in early 2009. Our initial launch dates will be accomplished in phases in the larger metropolitan areas. Our future builds will entail a more extensive use of distributed antenna systems, or DAS, systems than we have deployed in the past. This, along with other factors, could result in an increase in the total capital expenditures per covered population to initially launch operations, however, we would not expect the estimate of total cash expenditures to reach free cash flow positive to be materially impacted. We believe that our existing cash, cash equivalents and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the first nine months of 2008 were approximately $660.8 million and aggregate capital expenditures for 2007 were approximately $767.7 million. These expenditures were primarily associated with the construction of the network infrastructure in our Expansion Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites and switches. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new Expansion Markets have attractive demographics which will result in increased revenues.
     As of September 30, 2008, we owed an aggregate of approximately $3.0 billion under our senior secured credit facility and 9 1/4% senior notes. As of September 30, 2008, we owed approximately $29.5 million under our capital lease obligations.
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
     We consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present this discussion of Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. Other wireless carriers may calculate Adjusted EBITDA differently. If our Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended September 30, 2008, our senior secured leverage ratio was 1.94 to 1.0, which means for every $1.00 of Adjusted EBITDA, we had $1.94 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for, operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.
     The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$44,880	$53,108	$134,864	$147,554
Adjustments:
Depreciation and amortization	67,631	45,493	185,819	125,996
Loss (gain) on disposal of assets	1,822	(1,239)	4,471	1,419
Stock-based compensation expense (1)	10,782	7,107	30,254	18,971
Interest expense	42,950	54,574	136,032	152,718
Accretion of put option in majority-owned subsidiary (1)	317	254	937	746
Interest and other income	(5,164)	(23,317)	(20,418)	(44,968)
Impairment loss on investment securities	2,956	15,007	20,037	15,007
Provision for income taxes	34,714	33,512	96,873	96,820

Consolidated Adjusted EBITDA	$200,888	$184,499	$588,869	$514,263

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.
     In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$196,489	$173,141	$527,907	$440,450
Adjustments:
Interest expense	42,950	54,574	136,032	152,718
Non-cash interest expense	(671)	(608)	(1,875)	(2,657)
Interest and other income	(5,164)	(23,317)	(20,418)	(44,968)
(Provision for) recovery of uncollectible accounts receivable	107	(7)	(14)	(30)
Deferred rent expense	(1,302)	(2,316)	(14,268)	(6,582)
Cost of abandoned cell sites	(1,280)	(1,044)	(3,603)	(4,876)
Accretion of asset retirement obligation	(996)	(327)	(2,244)	(899)
Gain on sale of investments	—	6,282	—	8,523
Provision for income taxes	34,714	33,512	96,873	96,820
Deferred income taxes	(33,690)	(33,100)	(93,484)	(95,257)
Changes in working capital	(30,269)	(22,291)	(36,037)	(28,979)

Consolidated Adjusted EBITDA	$200,888	$184,499	$588,869	$514,263

     Operating Activities
     Cash provided by operating activities increased $87.4 million to $527.9 million during the nine months ended September 30, 2008 from $440.5 million during the nine months ended September 30, 2007. The increase was primarily attributable to an increase in earnings as a result of the growth experienced over the last twelve months, as well as an increase in working capital during the nine months ended September 30, 2008 compared to the same period in 2007.
     Investing Activities
     Cash used in investing activities was $991.2 million during the nine months ended September 30, 2008 compared to $392.5 million during the nine months ended September 30, 2007. The increase was due primarily to $314.6 million in purchases of FCC licenses, $25.2 million in cash used for business acquisitions, $135.1 million increase in purchases of property and equipment which was primarily related to construction in the Expansion Markets, and $143.0 million in net proceeds from the sale of investments during the nine months ended September 30, 2007 that did not recur during the nine months ended September 30, 2008.
     Financing Activities
     Cash provided by financing activities was $13.5 million during the nine months ended September 30, 2008 compared to $1.3 billion during the nine months ended September 30, 2007. The decrease was due primarily to $818.2 million in net proceeds from the Company’s initial public offering that was completed in April 2007 and $420.5 million in net proceeds from the issuance of the additional notes in June 2007 that occurred during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008.
     Capital Lease Obligations
     We have entered into various non-cancelable DAS capital lease agreements, with expirations through 2023, covering dedicated optical fiber. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheet in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense.
     Capital Expenditures and Other Asset Acquisitions and Dispositions
     Capital Expenditures. We and Royal Street currently expect to incur capital expenditures in the range of $1.1 billion to $1.3 billion for the year ending December 31, 2008 in our Core and Expansion Markets. In addition, we have spent $313.3 million for the purchase of 700 MHz spectrum in Auction 73 for the year ended December 31, 2008.
     During the nine months ended September 30, 2008, we and Royal Street incurred $660.8 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Boston, Las Vegas, Los Angeles, New York and Philadelphia Expansion Markets.
     During the year ended December 31, 2007, we and Royal Street incurred $767.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of the Los Angeles metropolitan area, which was launched in September 2007.
     Other Acquisitions and Dispositions. On December 21, 2007, we executed an agreement with PTA Communications, Inc., or PTA, to purchase 10 MHz of PCS spectrum from PTA for the basic trading area of Jacksonville, Florida. We also entered into agreements with NTCH, Inc. (dba Cleartalk PCS) and PTA-FLA, Inc. for the purchase of certain of their assets used in providing PCS wireless telecommunications services in the Jacksonville market. On January 17, 2008, we closed on the acquisition of certain assets used in providing PCS wireless services. We paid a total of $18.6 million in cash for these assets, exclusive of transaction costs. On May 13, 2008, we closed on the purchase of the 10 MHz of spectrum from PTA for the basic trading area of Jacksonville, Florida for consideration of $6.5 million in cash.

     We participated as a bidder in Auction 73 and on June 26, 2008, we were granted one 700 MHz License for an aggregate purchase price of approximately $313.3 million. The 700 MHz License supplements the 10 MHz of advanced wireless spectrum previously granted to us in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of Auction 66.
     On September 29, 2008, we entered into a spectrum exchange agreement covering licenses in certain markets with Leap Wireless International, Inc. (“Leap Wireless”). Leap Wireless will acquire an additional 10 MHz of spectrum in San Diego and Fresno, California; Seattle, Washington and certain other Washington and Oregon markets, and we will acquire an additional 10 MHz of spectrum in Shreveport-Bossier City, Louisiana; Lakeland-Winter Haven, Florida; and Dallas-Ft. Worth, Texas and certain other North Texas markets. Completion of the spectrum exchange is subject to customary closing conditions, including approval by the FCC.
     On various dates in 2008, we entered into agreements for the acquisition of spectrum from third parties in the aggregate amount of approximately $15.5 million. Consummation of these acquisitions is conditioned upon customary closing conditions, including approval by the FCC.
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
     As of September 30, 2008, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of September 30, 2008 was 6.575%. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed-rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate swap agreement expires in 2010. On April 30, 2008, to manage our interest rate risk exposure, we entered into a two-year interest rate protection agreement. The agreement was effective on June 30, 2008, covers a notional amount of $500 million and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 5.46%. The monthly interest settlement periods began on June 30, 2008. The interest rate protection agreement expires on June 30, 2010. If market LIBOR rates increase 100 basis points over the rates in effect at September 30, 2008, annual interest expense on the approximately $68.0 million in variable rate debt would increase approximately $0.7 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2008 in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On June 14, 2006, Leap Wireless International, Inc. and Cricket Communications, Inc., or collectively Leap, filed suit against MetroPCS in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06CV-240-TJW and amended on June 16, 2006, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering of Same,” or the ‘497 Patent, held by Leap, or the ‘497 Leap Litigation. The complaint sought both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for our alleged willful infringement by our wireless communication systems and associated services of the ‘497 Patent. We answered the complaint, raised a number of affirmative defenses, and together with two related entities, counterclaimed against Leap and several related entities and certain current and former employees of Leap, including Leap’s CEO. In our counterclaims, we claimed that we do not infringe any valid or enforceable claim of the ‘497 Patent and we asserted claims for constructive trust, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information, breach of a confidential relationship, and fraud. Our counterclaims sought monetary and exemplary damages, and injunctive relief.
     On September 22, 2006, Royal Street Communications filed a separate action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Leap’s ‘497 Patent was invalid and that Royal Street Communications did not infringe any valid or enforceable claim of the ‘497 Patent. The Court entered an Order transferring the action to the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-00285-TJW. In February 2008, Leap answered the complaint and counterclaimed against Royal Street Communications, alleging that Royal Street Communications willfully infringed the ‘497 Patent and seeking both injunctive relief and monetary damages, including treble damages and attorneys’ fees, for Royal Street Communications’ alleged willful infringement by its wireless communication systems and associated services of the ‘497 Patent.
     On August 15, 2006, we filed an action in the California Superior Court, Stanislaus County, Case No. 382780, against Leap and others for unfair competition, misappropriation of trade secrets, interference with contracts, breach of contract, intentional interference with prospective business advantage, and trespass. In this action we sought monetary and punitive damages and injunctive relief. We amended our complaint in response to demurrers and motions filed by Leap and Orders of the Court. On September 22, 2008, the Defendants were ordered by the Court to answer our complaint.
     On September 26, 2008, Leap, Royal Street, we and the other defendants in the above three actions settled the above actions and released all claims against the other parties related to the above actions. The parties filed motions with the respective Courts dismissing the respective actions with prejudice, which the respective Courts have granted.
     We also tendered the ‘497 Leap Litigation to the manufacturer of our network infrastructure equipment, Alcatel Lucent, for indemnity and defense. Alcatel Lucent declined to indemnify and defend us. We filed a petition in state district court in Harrison County, Texas, Cause No. 07-0710, for a declaratory ruling that Alcatel Lucent is obligated to cooperate, indemnify, defend and hold us harmless from the ‘497 Leap Litigation and for specific performance, for injunctive relief and for breach of contract. Alcatel Lucent responded to our petition and requested that the Court dismiss, abate, stay, and deny every claim in our petition asserted against Alcatel Lucent and order us to amend our petition. We responded to Alcatel Lucent’s request. After the settlement with Leap, on September 29, 2008, we filed a Notice of Nonsuit to dismiss this action without prejudice, and on, October 1, 2008, the Court dismissed this action without prejudice.
     In addition, we are involved in other litigation from time to time, including litigation regarding intellectual property claims that we consider to be in the normal course of business. We are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 9, 2008, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008, other than the changes and additions to the Risk Factors set forth below.
Risks Related to Our Business
We may face additional competition from new entrants in the wireless marketplace which could adversely affect our operating results and hinder our ability to grow.
     The FCC is taking steps to make additional spectrum available for wireless services in each of our metropolitan areas. Any auction and licensing of new spectrum may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not be able to offer with the licenses we hold or to which we have access due to technological or economic constraints. The FCC already has allocated an additional 62 MHz of spectrum in the 700 MHz band which may be used to offer services competitive with the services we offer or plan to offer and another 40 MHz of spectrum has already been allocated for AWS. Recently, the FCC adopted rules that will allow the use of unused digital television channels on an unlicensed basis, which may allow third parties to offer services competitive with the services we offer or plan to offer. In the future, our competitors may be able to use certain FCC programs, such as the FCC’s designated entity program or the proposed nationwide interoperable networks for public safety use, to purchase or acquire spectrum at materially lower prices than what we are required to pay, including at no cost. In addition, energy companies and utility companies are also expanding their services to offer communications and broadband services. This additional competition may materially adversely affect our business, financial condition, and operating results.
We may be unable to obtain the roaming and other services we need from other carriers to remain competitive.
     Many of our competitors have regional or national networks which enable them to offer automatic roaming and long distance telephone services to their subscribers at a lower cost than we can offer and allow them to offer unlimited fixed-rate roaming plans on their existing networks over a larger area than we can offer. We do not have a national network, and we must pay fees to other carriers who provide roaming services and who carry long distance calls made by our subscribers. We currently have roaming agreements with several other carriers which allow our customers to roam on those carriers’ network. The roaming agreements, however, do not cover all geographic areas where our customers may seek service when they travel, generally cover voice but not data services, and at least one such agreement may be terminated on relatively short notice. As the wireless industry has consolidated, and may continue to consolidate in the future, we may have increased difficulty entering into new roaming agreements with other carriers or replacing our existing roaming agreements. Two carriers from whom we currently receive roaming services have received the consent of the FCC to merge with one another and, as a result, our existing roaming arrangements are likely to be adversely affected in the future which may lead to us having to pay higher roaming rates in the future. In addition, we believe the rates we are charged by certain carriers in some instances are higher than the rates they charge to other roaming partners. Further, many of the wireless carriers against whom we compete have service area footprints substantially larger than our footprint and some have substantially more spectrum. Certain of our competitors also are able to offer their customers roaming services over larger geographic areas and at lower rates than we can offer. Our ability to replicate these roaming service offerings at rates which will make us, or allow us to be, competitive is uncertain at this time. The FCC recently clarified that CMRS providers must offer automatic roaming services on just, reasonable and non-discriminatory terms, but found that a CMRS provider is not required to offer roaming services in any geographic area for which a requesting carrier holds a license or a spectrum lease, even if the requesting carrier has not yet built its system, for roaming services that are classified as information services (such as high speed wireless Internet access services), or for roaming services that are not classified as CMRS (such as non-interconnected services). If we are unable to enter into or maintain roaming agreements for roaming services that our customers want at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to compete effectively, may lose customers and revenues, or may not be able to increase our customer base. We also may be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. We also may be obligated to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us. We also have no assurance that the rates we will be charged for automatic roaming will be reasonable as the FCC did not establish a default rate. If these risks occur, it may have a material adverse effect on our business, financial condition and operating results.
An economic slowdown or recession in the United States may slow our growth and could limit our ability to pursue new opportunities, to engage in acquisitions, or to purchase additional spectrum.
     The United States economy has recently deteriorated significantly and may be depressed for the foreseeable future. A significant portion of our subscribers are in the lower half of the average income in the metropolitan areas we serve and may be disproportionately affected by any disruption in the United States economy, including an economic downturn or recession. In addition, a number of our subscribers work in industries which may be disproportionately affected by an economic slowdown or recession. The resulting impact of such economic conditions on consumer spending could have a material adverse effect on demand for our services and on our business, financial condition and operating results.
     Additionally, our Senior Secured Credit Facility includes a $100 million revolving line of credit that is to be funded by a number of commercial and investment banks. The deteriorating worldwide economic conditions and tightening capital markets may effect whether our lenders are able to honor their commitments to fund our revolving line of credit should we need to draw on such line of credit to pursue new opportunities, engage in acquisitions, or purchase additional spectrum. Further, with the resulting lack of access to bank financing and equity markets and other sources of funds due to current economic conditions, should we need to access the market for additional funds, we may not be able to obtain such additional funds and, if we were able to obtain such funds, it may not be on terms and conditions acceptable to us, which could also limit or preclude our ability to pursue new opportunities, engage in acquisitions, or purchase additional spectrum.
We are exposed to counterparty risk in our Senior Secured Credit Facility and related interest rate protection agreements, which could increase the amount of interest we pay on our long-term debt.
     We have entered into interest rate protection agreements to manage the Company’s interest rate risk exposure by fixing the interest expense we pay on our long-term debt under our Senior Secured Credit Facility. There is considerable turmoil in the world economy and banking markets which could effect whether the counterparties to such interest rate protection agreements are able to honor their agreements. If the counterparties fail to honor their commitments, we could experience higher interest rates, which could have a material adverse effect on our business, financial condition and operating results. In addition, if the counterparties fail to honor their commitments, we also may be required replace such interest rate protection agreement with a new interest rate protection agreement in an amount equal to that portion of our long-term debt under our Senior Secured Credit Facility and Indenture which is not fixed and which is less than 50% of our total long-term debt under our Senior Secured Credit Facility and Indenture, and such replacement interest rate protection agreement may be at higher rates than our current interest rate protection agreements. Further, if we are unable to enter into new interest rate protection agreements, the lenders may claim we are in default under the terms of our Senior Secured Credit Facility, which could have a material adverse effect on our business, financial condition and operating results.
Our billing vendor has publicly announced that it plans to leave the telecommunications services business, including the billing services business.
     Verisign, the vendor for our existing billing system, has publicly announced that it plans to leave the telecommunications services business, including the billing services business. We have a contract with Verisign that will allow us to continue to receive billing services on a month-to-month basis at least through mid-year 2009; however, Verisign has recently notified us that it does not plan to renew our existing agreement for the provision of billing services in connection with our BREW, roaming services and incidental long distance services which will terminate in early 2009. We recently entered into an agreement with a new billing provider to replace the billing services we are currently receiving from Verisign. The new billing provider is in the process of implementing the new billing services. If Verisign fails to continue to provide the services it has previously provided prior to our transition to a third party system, if Verisign fails to continue to upgrade its software and systems as we grow and change our business, or if Verisign does not cooperate in our transition to our new billing services provider, or if we are unable to transition our billing services to the new billing services provider in a timely manner and before Verisign ceases to provide such billing services, we may not be able to bill our customers, provide customer care, grow our business, report financial results, or manage our business and we may have increased churn, all of which could have a material and adverse effect on our business and financial and operating results.
We rely on third-parties to provide equipment, software and services that are integral to our business and any significant disruption in our relationship could have a material adverse effect on our business, financial condition, or operating results.
     Sophisticated financial, management, information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service, produce reliable and accurate financial reports, and achieve operating efficiencies. We currently rely on internal systems and third-party vendors to develop and to provide all of our significant information, financial, and processing systems. We have entered into agreements with third-party suppliers to provide equipment, software and services that are integral to our business, such as customer care, financial reporting, billing and payment processing. We purchase a substantial portion of this equipment and services from only a few major suppliers and we generally rely on one key vendor. Some of these agreements may be terminated upon relatively short notice. In addition, our plans for developing and implementing our financial information and billing systems rely to some extent on the design, development and delivery of products and services by third-party vendors. Our right to use these systems is dependent on license agreements with third-party vendors and these systems may not perform as anticipated.
     If our suppliers terminate their agreement with us, experience interruptions or other problems delivering products or services to us on a timely basis or at all, it may cause us to have difficulty providing services to or billing our customers, developing and deploying new services and/or upgrading, maintaining, improving our networks, or generating accurate or timely financial reports and information. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement services on economically attractive terms, or at all. The loss, termination or expiration of these agreements or our inability to renew them at all or on favorable terms or negotiate agreements with other providers at comparable rates could harm our business. Our reliance on others to provide essential services on our behalf also gives us less control over the efficiency, timeliness and quality of these services.
     Additionally, our business model utilizes and relies upon indirect distribution outlets including a range of local, regional and national mass market dealers and retailers allowing us to reach the largest number of potential customers in our markets at a relatively low cost. Many of our dealers own and operate more than one location and may operate in more than one of our metropolitan areas. Many of these dealers also accept payment for our services on our behalf. With the recent deterioration of the United States economy and the credit markets which may continue for the foreseeable future, some of our dealers and vendors may be unable to continue their operations or secure funds for their continued operations. Further, due to the present economic conditions, we may be unable to find participants in our local markets that would qualify or be able to open a dealer location to replace closed operations. Since we rely on such third parties to provide some of our services, any bankruptcy, termination, switch or disruption in service by such third parties could be costly and affect operating efficiencies which could have a material adverse effect on our business, financial condition and operating results.
We may incur higher than anticipated intercarrier compensation costs, which could increase our costs and reduce our profit margin.
     When our customers use our service to call customers of other carriers, in certain circumstances we are required to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. An ongoing FCC rulemaking proceeding is examining whether a unified intercarrier compensation regime should be established for all traffic exchanged between all carriers, including CMRS carriers such as us. In the course of that proceeding, the FCC may adopt new intercarrier compensation rules which could lead to significant changes in what we are obligated to pay for terminating local and long distance calls on other carrier’s networks and the revenues we receive for terminating the calls of other carriers on our network. These changes may be phased in over a number of years and the relief afforded to us by such rule changes may occur on a different time frame than the burdens imposed on us, including increased costs as a result of these new rules. In some instances, the proposed changes may reduce our costs, and in other instances the proposed changes may increase our costs. The likely net effect of these proposals cannot be determined at this time because the proposals are still under consideration and remain subject to change. Further, the proposals are ambiguous in some respects and the manner in which carriers might respond to them is unknown. Additionally, state regulatory proceedings of uncertain outcome may need to be undertaken to implement these rules. Finally, any adopted rules are likely to be challenged, which could affect their impact on us. New intercarrier compensation rules, if adopted, may result in increases in the charges we are required to pay other carriers for terminating calls on their networks, increase the costs of or difficulty in negotiating new agreements with carriers, and decrease the amount of revenue we receive for terminating calls from other carriers on our network. Such changes may materially adversely affect our business, financial condition and operating results.
     In 2001, the FCC issued an order, or ISP Remand Order, pertaining to traffic bound for Internet service providers, or ISPs. The ISP Remand Order held that originating carriers would only be obligated to pay an interim compensation rate, or ISP Remand Rate, for ISP-bound traffic terminated on the networks of other carriers. In order to receive the benefit of the ISP Remand Rate for ISP-bound traffic, incumbent local exchange carriers, or ILECs, were required to allow all telecommunications services traffic that was not interstate, intrastate access, information access or exchange services, or local traffic, to be terminated on their networks for the same ISP Remand Rate. This requirement is known as the “mirroring rule”. In many cases, the mirroring rule resulted in us paying significantly lower rates for the exchange of traffic with the ILECs, thereby lowering our intercarrier compensation costs. In 2002, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision overturning and remanding to the FCC the ISP Remand Order, but the Court left in place the ISP Remand Rate and the mirroring rule. As a result, most of our local traffic continued to be exchanged with ILECs at the ISP Remand Rate. Recently, the Court issued an order, or Mandamus Order, directing the FCC to respond to its prior remand by November 5, 2008 with a final, appealable order providing legal authority for the FCC’s ISP Remand Rate. On November 5, 2008, the FCC issued an order responding to the Court’s Mandamus Order and provided a legal basis for its prior actions. Certain parties have indicated their intention to challenge the new order. If the Court concludes that the FCC’s order is not sufficient, the Court may remand and vacate the FCC’s the ISP Remand Rate or the related rules. If the Court did so, the ILECs may try to raise the rates of traffic exchanged with the ILECs. If these efforts are successful, the change in rates may materially adversely affect our business, financial condition and operating results.
     The FCC also previously determined that certain unilaterally imposed termination charges imposed pursuant to a state tariff prior to April 2005 may be appropriate. Some carriers that may not be covered by the FCC decision have claimed a unilateral right to impose charges on us that we consider or may consider to be unreasonably high and have threatened to pursue or have initiated or may initiate claims against us for termination payments. The outcome of these claims is uncertain. A determination that we are liable for additional terminating compensation payments could subject us to additional claims by other carriers. Further, legal restrictions may inhibit our ability or willingness to block traffic to telecommunication carriers who may request unreasonable payment. In addition, certain transit carriers have taken the position that they can charge “market” rates for transit services, which may in some instances be significantly higher than our current rates or the rates we are willing to pay. We may be obligated to pay these higher rates and/or purchase services from others or engage in direct connection, which may result in higher costs which could materially affect our business, financial condition, and operating results.
A ruling of the Copyright Office of the Library of Congress may have an adverse effect on our distribution strategy.
     Many carriers, including us, routinely place software locks on wireless handsets, which prevent a customer from using a wireless handset sold by one carrier on another carrier’s system. In 2006, the Copyright Office of the Library of Congress, or Copyright Office, determined that a person could circumvent such software locks and other firmware that enable wireless handsets to connect to a wireless telephone network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. The determination by the Copyright Office expires in October 2009 and the Copyright Office may not extend such determination. The determination may allow customers who are dissatisfied with their service to utilize the services of our competitors or us without having to purchase a new handset. The ability of our customers to leave our service and use their wireless handsets on other carriers’ networks may have an adverse material impact on our business. In addition, since we provide a subsidy for handsets to our distribution partners that are incurred in advance, we may experience higher distribution costs resulting from wireless handsets not being activated or maintained on our network, which costs may be material. We have implemented a “flashing” service which allows new customers to “unlock” their phones which enables them to connect their existing handsets to our network. A carrier has alleged that our flashing program infringes and dilutes their trademarks and servicemarks and that we are inducing the breach of agreements with their customers. If a significant number of new customers are attracted to our service as a result of this flashing service and we are unable to continue such service, it could adversely affect our ability to continue to attract new customers to our service, which could have a material adverse effect on our business, financial condition, and operating results.
Risks Related to Legal and Regulatory Matters
     The FCC may adopt technical rules in connection with the allocation of spectrum which may cause harmful interference to our existing networks.
     The FCC recently proposed to allocate 20 or 25 MHz of spectrum for a nationwide broadband network operating in spectrum adjacent to the existing allocated and licensed AWS spectrum. The FCC also has proposed service rules for 10 MHz of spectrum for AWS services operating in spectrum adjacent to the existing PCS spectrum. The technical rules proposed by the FCC for these blocks of spectrum may result in interference to our existing and planned PCS and AWS networks which could cause our customers to experience dropped calls and degraded call quality while using our system. With the exception of the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area, we are licensed for or have access to only AWS and PCS spectrum in our metropolitan areas and therefore we would be unable to use other frequency bands to avoid any such interference. If our customers as a result of interference experience a significant increase in dropped calls or significantly degraded service, we could experience higher churn and we may have difficulty adding additional customers, which could have an adverse effect on our business, our financial condition and operating results. In addition, the interference may cause our networks to have reduced capacity which may require us to add additional cell sites or DAS nodes and spend additional capital, which may be material.
     Spectrum for which we have been granted licenses as a result of Auction 66 and Auction 73 is subject to certain legal challenges, which may ultimately result in the FCC revoking our licenses.
     We were required by the applicable FCC rules to pay the full purchase price of approximately $1.4 billion and $313.3 million to the FCC for the licenses we were granted as a result of Auction 66 and Auction 73, respectively, even though there are ongoing challenges to some aspects of the final auction rules as they relate to DE participation in the auctions. Several interested parties are appealing these rules in the U.S. Court of Appeals for the Third Circuit and the U.S Court of Appeals for the District of Columbia Circuit and seeking, among other relief, to overturn the results of Auction 66 and Auction 73. We are unable at this time to predict the likely outcome of these challenges. If the courts invalidate either auction, we could lose the licenses granted to us as a result of the auctions, including the Auction 66 Market licenses and the license granted in Auction 73, and would have no assurance of being able to reacquire the licenses in a subsequent re-auction. While we would likely receive a refund of the payments made to the FCC for the spectrum should either auction be overturned, we would not be reimbursed for time, money and efforts spent to clear the spectrum, expenses incurred to build systems operating on the spectrum, or the interest expenses incurred by us prior to the refund. In addition, there could be a delay in us receiving a refund of our payments until the appeal is final. If the results of either auction were overturned and we receive a refund, the delay in the return of our money, the interest we would have incurred without reimbursement, the loss of any amounts spent to develop the licenses in the interim, and the loss of the ability to provide service in the metropolitan areas covered by such licenses, may materially and adversely affect our business, financial condition and operating results.

Item 6. Exhibits

Exhibit
Number	Description

10.1†	Managed Services Agreement, entered into on September 15, 2008 and effective as of April 8, 2008, by and between MetroPCS Wireless, Inc. and Amdocs Software Systems Limited and Amdocs, Inc.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.

Date: November 10, 2008	By:	/s/ Roger D. Linquist

Roger D. Linquist
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ J. Braxton Carter

J. Braxton Carter
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1†	Managed Services Agreement, entered into on September 15, 2008 and effective as of April 8, 2008, by and between MetroPCS Wireless, Inc. and Amdocs Software Systems Limited and Amdocs, Inc.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment.