Form 10-K
period 2008-12-31
METROPCS COMMUNICATIONS INC
filed 2009-03-02
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2008, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $3,994,225,877, based on the closing price of MetroPCS Communications, Inc. common stock on the New York Stock Exchange on June 30, 2008, of $17.71 per share.
     350,999,607 shares of MetroPCS Communications, Inc. common stock were outstanding as of January 30, 2009.
     Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MetroPCS Communications, Inc.
Index to Form 10-K

-i-

SIGNATURES	91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8
EX-10.7(e)
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

-ii-

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS
     Any statements made in this annual report that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include information concerning any possible or assumed future financial condition and results of operations, including statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, future penetration rates, planned market launches, capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. Forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “would,” “could,” “should,” “may,” “will,” “continue,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this annual report, including the “Business,” “Regulation,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     We base the forward-looking statements or projections made in this report on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this annual report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:
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

     These forward-looking statements and projections speak only as to the date made and are subject to and involve risks, uncertainties and assumptions, many of which are beyond our control or ability to predict and you should not place undue reliance on these forward-looking statements and projections. The results presented for any period, including the year ended December 31, 2008, may not be reflective of results for any subsequent period. All future written and oral forward-looking statements and projections attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement or projection in the future to reflect the occurrence of events or circumstances, except as required by law.
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
PART I
Item 1. Business
General
     We are a wireless communications provider that offers wireless broadband mobile services under the MetroPCS® brand in selected major metropolitan areas in the United States over our own licensed networks or networks of entities in which we hold a substantial non-controlling ownership interest. We provide a wide array of wireless communications services to our subscribers on a no long-term contract, paid-in-advance, flat-rate, unlimited usage basis. As of December 31, 2008, we had approximately 5.4 million subscribers in eight states. We are the sixth largest facilities-based provider of wireless services in the United States measured by the number of subscribers served.
     MetroPCS Communications, Inc., or MetroPCS, was incorporated in 2004 by MetroPCS, Inc. in the state of Delaware and MetroPCS maintains its corporate headquarters in Richardson, Texas. In July 2004, as a result of a merger between a wholly-owned subsidiary of MetroPCS and MetroPCS, Inc., with MetroPCS, Inc. being the surviving corporation, MetroPCS, Inc. and all of its subsidiaries became wholly-owned subsidiaries of MetroPCS. In April 2007, MetroPCS consummated an initial public offering of its common stock, par value $0.001 per share, and became listed for trading on The New York Stock Exchange under the symbol “PCS.”
     Our web site address is www.metropcs.com. Information contained on or accessible from our web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the Securities and Exchange Commission, or the SEC. We file with, or furnish to, the SEC, all our periodic filings and reports, including an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as well as other information. All of our filings with the SEC are available free of charge through the Investor Relations page of our web site as soon as practicable after providing such information to the SEC. Copies of any of our filings may also be requested, without charge, by sending a written request to Investor Relations, MetroPCS Communications, Inc., 2250 Lakeside Blvd., Richardson, Texas 75082.
Business Overview
     We currently provide our wide array of wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco, and Tampa/Sarasota metropolitan areas. As of December 31, 2008, we hold, or have access to, wireless spectrum covering a total population of approximately 150 million people and 9 of the top 12 and 14 of the top 25 most populous metropolitan areas in the United States. We provide our services using code division multiple access, or CDMA, networks, using 1xRTT technology.
     In September 2008, we entered into a national roaming agreement and an agreement to exchange wireless spectrum with Leap Wireless International, Inc., or Leap, and at the same time we settled all outstanding litigation between the parties. The nationwide roaming agreement, which has an initial term of 10 years, covers our, Royal Street Communications, LLC, or Royal Street Communications’, and Leap’s existing and future markets. Additionally, we and Leap entered into a spectrum exchange agreement covering licenses in certain markets, with Leap acquiring from us 10 MHz of spectrum in San Diego, Fresno, Seattle and certain other Washington and Oregon markets, and our acquiring from Leap an additional 10 MHz of spectrum in Dallas-Ft. Worth, Shreveport-Bossier City, Lakeland-Winter Haven, Florida and certain other North Texas markets, with consummation subject to customary closing conditions.
Competitive Strengths
     We believe our business model has the following competitive strengths that distinguish us from our principal wireless competitors:
•	Our Fixed Price Unlimited Service Plans. We offer our services on a no long-term contract, paid-in-advance, flat-rate, unlimited usage basis. We believe we offer a compelling value proposition to our customers through our service offerings that provide unlimited usage from within a local calling area for a lower fixed price than any of our primary competitors, which differentiates our offerings from those of the national wireless broadband mobile carriers. Our average per minute costs to our customers for our service plans are significantly lower than the average per minute costs of other traditional wireless broadband mobile carriers. We believe our low average cost per minute positions us very well for the growing trend of wireline displacement.

•	Our Densely Populated Markets. The aggregate population density of the metropolitan areas we currently serve and plan to serve is substantially higher than the national average. We believe the high relative population density of the metropolitan areas we serve or plan to serve results in increased efficiencies in network deployment, operations and product distribution.

•	Our Cost Leadership Position. We believe we have the lowest costs of any of the providers of wireless broadband mobile services in the United States, which allows us to offer our services on a flat-rate basis at affordable prices while maintaining cash profits per subscriber as a percentage of revenues per subscriber that we believe are among the highest in the wireless broadband mobile services industry.

•	Our Spectrum Portfolio. As of December 31, 2008, we hold or have access to wireless spectrum covering a population of approximately 150 million in the United States and covering 9 of the top 12 and 14 of the top 25 most populous metropolitan areas in the United States.

•	Our Advanced CDMA Network. We deploy a CDMA network that is designed to provide the capacity necessary to satisfy the usage requirements of our customers. We believe CDMA technology provides us with substantially more voice and data capacity per MHz of spectrum than other commonly deployed wireless broadband mobile technologies.
Business Strategy
     We believe the following components of our business strategy provide a foundation for our continued growth:
•	Target Underserved Customer Segments in our Markets. We target a mass market which we believe is largely underserved by traditional wireless broadband mobile carriers. Our recent customer surveys indicate that over 85% of our customers use our service as their primary phone service and that over 50% of our customers no longer have traditional landline phone service, which we believe is evidence that our services are gaining acceptance as a substitute for landline service.

•	Offer Affordable, Paid-In-Advance, Fixed Price, Unlimited Service Plans With No Long-Term Service Contract Requirement. We plan to continue to focus on increasing the value provided to our subscribers by offering affordable, paid-in-advance, fixed price, unlimited service plans with no long-term service contract and plan to continue to focus on increasing the value provided to our subscribers.

•	Remain One of the Lowest Cost Wireless Service Providers in the United States. We plan to continue to focus on controlling our costs allowing us to remain one of the lowest cost providers of wireless broadband services in the United States.

•	Expand into Attractive Markets. We plan to continue to focus on acquiring or gaining access to spectrum in metropolitan areas which have high relative population density and customer characteristics similar to our existing metropolitan areas. We may in the future pursue means, other than purchasing spectrum, to acquire or gain access to new metropolitan areas. See “—Competition.”

•	Effectively Compete in our Markets. We continue to make significant capital improvements to our network to be able to offer our subscribers competitive and technologically advanced services, including enhanced data services, location based services and digital technology as it becomes increasingly available.

Products and Services
     Our service, branded under the “MetroPCS” name, allows customers to place unlimited local calls from within our service area, and to receive unlimited calls from any area while in our local service areas, under simple and affordable flat monthly rate service plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis, such as unlimited long distance calls from within our local service calling area to any telephone number in the continental United States and roaming while in the service area of certain other wireless broadband mobile carriers. For additional usage fees we also provide certain other value-added services, such as international long distance and international text messaging. All our service plans are “paid-in-advance” and do not require a long-term service contract. We provide the following products and services:
•	Voice Services. Our voice services allow customers to place voice calls to, and receive calls from, any telephone in the world, including local, domestic long distance, and international calls. Our services also allow customers to receive and make calls while they are located in geographic areas served by certain other wireless broadband mobile carriers through roaming arrangements with such carriers.

•	Data Services. Our data services include services provided through the Binary Runtime Environment for Wireless, or BREW, platform, such as ringtones, ring back tones, games and content applications; text messaging services (domestic and international); multimedia messaging services; mobile Internet browsing; mobile instant messaging; location based services; social networking services; and push e-mail.

•	Custom Calling Features. We offer custom calling features, including caller ID, call waiting, three-way calling and voicemail.

•	Advanced Handsets. We sell a variety of handsets manufactured by nationally recognized handset manufacturers for use on our network, including models that have cameras, can browse the Internet, play music and have other features facilitating digital data.
Service Areas
     Our strategy has been to offer our services in major metropolitan markets and surrounding areas. We commenced providing commercial service in the first quarter of 2002. We launched service in our current major metropolitan areas as follows:
•	Miami, Atlanta and Sacramento in the first quarter of 2002

•	San Francisco in September 2002

•	Tampa/Sarasota in October 2005

•	Dallas/Ft. Worth in March 2006

•	Detroit in April 2006

•	Orlando and portions of northern Florida in November 2006

•	Los Angeles in September 2007

•	Las Vegas in March 2008

•	Philadelphia in July 2008

•	New York and Boston in February 2009
We provide service in Los Angeles, California and certain portions of Northern Florida, including Orlando, through a wholesale arrangement with Royal Street Communications, a company in which we hold an 85% non-controlling interest. For a discussion of Royal Street Communications, and its wholly owned subsidiaries, or collectively with Royal Street Communications, Royal Street, please see “— Royal Street.”

     The table below provides an overview of our currently licensed metropolitan areas including the Federal Communications Commission, or FCC, licensed geographic area, the amount of broadband wireless spectrum held, and whether we hold the FCC license ourselves or provide or will provide our services in that metropolitan area through our agreements with Royal Street, which holds the license.

Metropolitan Area	Licensed Area	MHz
Core Markets:
Georgia:
Atlanta, GA	BTA024	20
Gainesville, GA	BTA160	30
Athens, GA	BTA022	20
Albany, GA	BEA037	10
Augusta-Aiken, GA-SC	BEA027	10
Macon, GA	BEA038	10
Georgia 1- Whitfield	CMA371	20
Georgia 2 — Dawson	CMA372	20
Georgia 3 — Chattooga	CMA373	20
Georgia 4 — Jasper	CMA374	20
Georgia 13 — Early(12)	CMA383	20
South Florida:
Miami-Fort Lauderdale, FL	BTA293	30
West Palm Beach, FL	BTA469	30
Fort Myers, FL	BTA151	30
	BEA032(11)	10
Fort Pierce-Vero Beach, FL	BTA152	30
Naples, FL	BTA313	30
Florida 1 — Collier(11)	CMA360	20
Florida 2 — Glades(11)	CMA361	20
Florida 11 — Monroe(11)	CMA370	20
Northern California:
San Fran.-Oak.-S.J., CA	BTA404(5)	30
Sacramento, CA	BTA389(5)	40
Stockton, CA	BTA434(5)	40
Modesto, CA	BTA303(5)	25
Salinas-Monterey, CA	BTA397(5)	40
Redding, CA	BTA371(5)	40
Merced, CA	BTA291(5)	25
Chico-Oroville, CA	BTA079(5)	40
Eureka, CA	BTA134(5)	25
Yuba City-Marysville, CA	BTA485(5)	40
California 5 — San Luis Obispo(11)	CMA340	20
California 9 — Mendocino(11)	CMA344	20
Expansion Markets:
Central and Northern Florida:
Tampa-St. Petersburg, FL	BTA440	10
Sarasota-Bradenton, FL	BTA408	10
	BEA033	10
Daytona Beach, FL	BTA107	20
Ocala, FL	BTA326	10
	CMA245	20
Jacksonville, FL(2)	BTA212	20

Metropolitan Area	Licensed Area	MHz
Lakeland-Winter Haven, FL(2)(13)	BTA239	20
Melbourne-Titusville, FL(2)	BTA289	20
Gainesville, FL(1)	BTA159	10
Orlando, FL(1)	BTA336	10
Tallahassee, FL-GA(12)	BEA035	10
Florida 6 — Dixie(12)	CMA365	20
Florida 7 — Hamilton(12)	CMA366	20
Florida 8 — Jefferson(12)	CMA367	20
Florida 9 — Calhoun(12)	CMA368	20
Dallas/Ft. Worth
Dallas/Ft. Worth, TX	CMA009	10
	EA 127(13)	10
Sherman-Denison, TX(3)	BTA418	10
Shreveport-Bossier City, LA-AR(13)	EA 88	20
Waco, TX(11)	CMA194	20
Longview-Marshall, TX(13)	CMA206	10
Tyler, TX(13)	CMA237	10
Lufkin-Nacogdoches, TX(13)	BTA265	10
Abilene, TX(13)	EA128	10
Detroit:
Detroit, MI	BTA112	10
	EA 57	10
Grand Rapids-Muskegon-Holland, MI	EA 62	10
Michigan 9 — Cass, MI(14)	CMA480	20
Southern California:
Los Angeles, CA	BTA262(2)(5)	20
Bakersfield, CA	BTA028(5)	20
Las Vegas:
Las Vegas, NV-AZ-UT	EA 153(5)	20
Philadelphia:
Philadelphia, PA	EA12(6)	10
New York:
New York-No. New Jer.-Long Island, NY-NJ-CT-PA-MA-VT(10)	EA 10(7)	20
New Jersey 1 — Hunterdon(11)	CMA550	20
New Jersey 3 — Sussex(11)	CMA552	20
Boston:
Boston-Worcester, MA/NH/RI/VT	EA 3(7)	22
New London-Norwich, CT(10)	BTA319	10
Providence-Pawtucket, RI — Bedford-Fall River, MA(10)	BTA364	10
Worcester-Fitchburg-Leominster, MA(10)	BTA480	10
Other Regional Spectrum(8):
Northeast(8)	REA 1	10
West(8)(13)	REA 6	10

(1)	License held by a wholly-owned subsidiary of Royal Street Communications.

(2)	10 MHz license held by a wholly-owned subsidiary of Royal Street Communications and 10 MHz license held by MetroPCS.

(3)	Comprised of Grayson and Fannin counties only.

(4)	Spectrum licensed as part of West REA 6.

(5)	Includes 10 MHz of spectrum from West REA 6.

(6)	Spectrum licensed as part of Northeast REA 1.

(7)	Includes 10 MHz of spectrum from Northeast REA 1.

(8)	Portions listed in connection with other metropolitan areas.

(9)	Counties of Clay, Wichita, Archer, Baylor, Wilbarger, Ford, and Hardeman, TX leased to Flat Wireless, LLC.

(10)	In July 2008, we entered into an agreement to acquire 10 MHz of PCS spectrum in certain markets in Connecticut, Massachusetts and New York and to assign 10 MHz of AWS spectrum in Hartford, Middlesex, Toland, Litchfield, and New Haven, CT, Berkshire, Franklin, Hampden, and Hampshire, MA, and Duchess and Ulster, NY to, Tuscarora Communications, LLC. See Note 7 to the consolidated financial statements included elsewhere in this report.

(11)	In December 2008, we entered into an agreement to acquire AWS spectrum in certain markets from AWS Wireless, Inc. See Note 7 to the consolidated financial statements included elsewhere in this report.

(12)	In November 2008, we entered into an agreement to acquire AWS spectrum in certain markets from Cavalier Wireless, L.L.C. See Note 7 to the consolidated financial statements included elsewhere in this report.

(13)	In September 2008, we entered into an agreement to acquire this spectrum from Cricket Licensee (Reauction), Inc. and Cricket Licensee I, Inc., both subsidiaries of Leap and to assign 10 MHz of AWS spectrum in the Fresno, CA (BEA162), San Diego, CA (BEA161), Seattle-Everett, WA (CMA020), Pendleton, OR-WA (BEA168), and Richland-Kennewick-Pasco, WA (BEA169) to Leap. See Note 7 to the consolidated financial statements included elsewhere in this report.

(14)	In February 2009, we consummated an agreement to acquire this spectrum from Cincinnati Bell Wireless, LLC. See Note 7 to the consolidated financial statement included elsewhere in this report.
     The map below illustrates the geographic coverage of our licensed spectrum as of December 31, 2008:

Royal Street
     In November 2004, we entered into a cooperative arrangement with C9 Wireless, LLC, or C9, an unaffiliated very small business entrepreneur and, as part of that arrangement, acquired an 85% non-controlling interest in Royal Street Communications, an entity controlled by C9. Royal Street Communications participated in FCC Auction 58, was the high bidder on, and was granted 10 MHz of spectrum in the Los Angeles basic trading area, or BTA, and 10 MHz of spectrum in certain other BTAs in Northern Florida, including Orlando. Auction 58, like other major auctions conducted by the FCC, was designed to allow small businesses, very small businesses and other so-called designated entities, or DEs, to acquire spectrum and construct wireless networks to promote competition with existing carriers. To that end, the FCC designated certain blocks of wireless broadband PCS spectrum, or “closed” licenses, for which only qualified DEs could apply. In addition, DEs were permitted to apply for and bid on “open” licenses in competition with non-DEs, but very small business DEs could receive a bidding credit of up to 25% of the gross bid price. Royal Street Communications qualified as a very small business DE and was granted in December 2005 certain “closed” broadband PCS licenses and certain “open” broadband PCS licenses on which it received a 25% bidding credit. Subsequently, these licenses were assigned with the consent of the FCC to a series of wholly-owned subsidiaries of Royal Street Communications.
     We do not own or control the Royal Street licenses. We own a non-controlling 85% limited liability company member interest in Royal Street Communications, and we may elect only two of the five members to Royal Street Communications’ management committee, which has the full power to direct the management of Royal Street Communications. C9 has control over the operations of Royal Street, because it has the right to elect three of the five members of Royal Street Communications’ management committee. C9 also has the right to put, or require us to purchase, all or part of its ownership interest in Royal Street Communications, but due to regulatory restrictions, we have no corresponding right to call, or require C9 to sell to us, C9’s ownership interest in Royal Street Communications. The put right has been structured so that its exercise will not adversely affect Royal Street Communications’ continued eligibility as a very small business DE during periods where such eligibility is required. If C9 exercises its put right, we will be required to pay a fixed return on C9’s invested capital in Royal Street Communications, which fixed return diminishes annually beginning in the sixth year following the grant of Royal Street’s FCC licenses. These put rights expire in June 2012.
     Royal Street Communications holds all of its licenses through its wholly-owned subsidiaries and has entered into certain cooperative agreements with us relating to the financing, design, construction and operation of its networks. The Royal Street agreements are based on a “wholesale model” in which Royal Street sells up to 85% of its engineered service capacity to us on a wholesale basis, which we in turn market on a retail basis under the MetroPCS brand to our customers. The remaining 15% of the engineered service capacity of Royal Street’s network is reserved by Royal Street and may be sold to other parties. In addition, the Royal Street agreements provide that MetroPCS, at Royal Street’s request and at all times subject to Royal Street’s direction and control, will assist Royal Street in building out its networks, provide information to Royal Street relating to the budgets and business plans as well as arrange for administrative, clerical, accounting, credit, collection, operational, engineering, maintenance, repair, and technical services.
     Additionally, we have provided and will provide financing to Royal Street, at Royal Street’s request, under a loan agreement the proceeds of which are to be used for the acquisition of licenses, build out of its licensed areas, operation of the Royal Street network infrastructure, and to make payments under the loan until Royal Street has positive free cash flow. As of December 31, 2008, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $1.0 billion of which Royal Street had net outstanding borrowings of $905.0 million from us, approximately $227.7 million of which was incurred in 2008. On February 17, 2009, we executed an amendment to the loan agreement which increased the amount available to Royal Street under the loan agreement by an additional $550.0 million. Royal Street has incurred an additional $14.2 million in net borrowings through February 23, 2009. Interest accrues under the loan agreement at a rate equal to 11% per annum. As of December 31, 2008, Royal Street has commenced repayment of that portion of the loan related to the Orlando, Lakeland-Winter Haven, Melbourne-Titusville and Los Angeles metropolitan areas.
License Term
     The broadband personal communications services, or PCS, licenses held by us and by Royal Street have an initial term of ten years. The initial license term is fifteen years for our advanced wireless services, or AWS, licenses which runs from the initial grant date (which varies by license), and ten years from June 12, 2009 for our 700 MHz license. Subject to applicable conditions, all of our and Royal Street’s licenses may be renewed at the end of their terms. For example, the initial broadband PCS licenses for San Francisco, Sacramento, Miami and Atlanta were granted in 1997, were renewed in 2007 and are subject to renewal in January 2017; the AWS licenses were granted in November 2007 and are subject to renewal in November 2022; and the 700 MHz license was granted in June 2008 and is subject to renewal in June 2019. Each FCC license is essential to our and Royal Street’s ability to operate and conduct our and Royal Street’s business in the area covered by that license. We also have other licenses, such as microwave licenses, which we use to provide service. We intend to file renewal applications for our licenses when the renewal filing windows open. The next wireless broadband PCS licenses that need to be renewed expire in 2009. For a discussion of general licensing requirements, please see “— Construction Obligations.”
Distribution and Marketing
     We offer our products and services to our customers under the “MetroPCS” brand both indirectly through independent retail outlets and directly through Company-operated retail stores. We also sell our services over the Internet using our own branded MetroPCS® website. Our indirect distribution outlets include a mixture of local, regional and national mass market dealers and retailers and specialty stores. Many of our dealers own and operate more than one location and may operate in more than one of our metropolitan areas. A substantial number of our retailers, dealers and corporate store locations also accept payment for our services and many also perform other services for us. A significant portion of our gross customer additions have been added through our indirect distribution outlets. For the twelve months ended December 31, 2008, approximately 89% of our gross customer additions were through indirect channels.
     Our marketing strategy is to create and provide products, services and communications that drive growth while optimizing our marketing return on investment and minimizing the cost to acquire customers. Our marketing campaigns emphasize that MetroPCS offers unlimited services on a flat rate basis without long-term service contracts for an affordable price. MetroPCS builds consumer awareness and promotes the MetroPCS brand by strategic local advertising to develop our brand and support our indirect and direct distribution channels. We advertise primarily through local radio, cable, television, outdoor and local print media. In addition, we believe we have benefited from a significant number of word-of-mouth customer referrals.
Customer Care, Billing and Support Systems
     We outsource some or all of our customer care, billing, payment processing and logistics to nationally recognized third-party providers. We also are in the process of transitioning our billing services to another nationally recognized third party vendor. See “Risk Factors — We currently are migrating our billing services to a new vendor.”
     Our outsourced call centers are staffed with professional and bilingual customer service personnel, who are available to assist our customers 24 hours a day, 365 days a year. Some of these outsourced call centers are located outside the United States, in Mexico, Panama, and the Philippines, which facilitates the efficient provision of customer support to our large and growing subscriber base, including Spanish speaking customers. We also provide automated voice response service to assist our customers with routine information requests. MetroPCS ranked “Highest in Customer Satisfaction with Wireless Prepaid Service” in the J.D. Power and Associates third annual Prepaid Customer Satisfaction Study in July of 2008.
Network Operations
     We and Royal Street operate 1xRTT CDMA networks in all of the metropolitan areas where we have launched service. A network includes a switching center (which may be shared between metropolitan areas) which serves several purposes, including routing calls, managing call handoffs, managing access to the public switched telephone network and providing access to voicemail and other value-added services, cell sites or distributed antenna system, or DAS, nodes, and backhaul facilities, which carry traffic to and from our cell sites and our switching facilities. Currently, almost all cell sites in the network are co-located, meaning our and Royal Street’s equipment is located on leased facilities that are owned by third parties who retain the right to lease the facilities to additional carriers. The switching centers and national operations center provide around-the-clock monitoring of our network.
     Our switches connect to the public switched telephone network through fiber rings leased from third-parties, which transmit originating and terminating traffic between our equipment and local exchange and long distance carriers. We also have negotiated interconnection agreements with relevant local exchange carriers in our service areas.
     We use third-party providers for long distance services and the majority of our backhaul services.

Network Technology
     Communications between the subscriber wireless device and our network is accomplished by a frequency management technology, or “air interface protocol.” The FCC has not mandated a universal air interface protocol for wireless broadband systems. We and Royal Street have deployed 1xRTT CDMA technology, which is one of the dominant air interface protocols. Our and Royal Street’s decision to use CDMA is based on what we believe are several key advantages that CDMA has over other air interface protocols, including higher network capacity, longer handset battery life, fewer dropped calls, simplified frequency planning, efficient migration path as our CDMA technology can be easily upgraded to fourth generation air interface protocols in a cost effective manner, and increased privacy and security. CDMA is incompatible with certain other air interface protocols. Customers and former customers of other carriers may not be able to use their wireless devices on our or Royal Street’s networks because either their wireless device uses a different air interface protocol or the other CDMA carriers may have restricted the customers from changing the programming of their wireless device to allow it to be used on networks other than the original CDMA carrier’s network.
     We also purchase EVRC-B, or 4G vocoder, handsets which will allow for greater capacity in our network and we are considering other network technology such as long term evolution, or LTE, which we believe would provide significant increases in network capacity and data rates. This technology may replace or supplement our and Royal Street’s 1xRTT CDMA network.
Competition
     The market for our wireless services is highly competitive. We compete directly in each of our metropolitan areas with other wireless broadband mobile service providers, wireline, Internet, cable, satellite and other communications service providers by providing a wireless alternative to traditional wireline service. We believe that competition for subscribers among wireless broadband mobile providers is based mostly on price, service area, services and features, call quality and customer service.
     The current wireless broadband mobile industry is dominated by four national carriers — AT&T, Verizon Wireless, Sprint Nextel and T-Mobile — and their prepaid affiliates or brands. National carriers typically offer post-paid plans that subsidize wireless devices, but require long-term service contracts and credit checks or deposits. The national carriers also have introduced, either directly or through their affiliates, unlimited fixed-rate services plans in areas in which we offer or plan to offer service. These unlimited fixed-rate service plans may cause other competitors to introduce similar unlimited fixed-rate plans. In addition, some regional companies, such as Leap, have unlimited fixed-rate service plans similar to ours and compete, or have announced plans to compete, in certain of our markets.
     Over the past few years, the wireless industry also has seen an emergence of several new competitors that provide either pay-as-you-go or prepaid wireless services. Some of these competitors, such as Virgin Mobile USA, and Tracfone, are non-facility based mobile virtual network operators, or MVNOs, that contract with wireless network operators to provide a separately branded wireless service. These MVNOs typically also charge by the minute rather than offering flat-rate unlimited service plans.
     The wireline industry is dominated by large incumbent carriers, such as AT&T and Verizon, and also includes competitive local exchange or voice over Internet protocol, or VoIP, service providers. The cable industry also is dominated by large carriers such as Time Warner Cable, Comcast and Cox Communications. These cable companies, along with cable company Advance/Newhouse, formed a joint venture called SpectrumCo LLC, or SpectrumCo, which bid on and acquired 20 MHz of AWS spectrum in a number of major metropolitan areas throughout the United States, including all of the major metropolitan areas which comprise our Core and Expansion Markets. Certain large national cable companies, Sprint, Intel, Clearwire and others also have formed a joint venture to construct a national network to provide wireless data and telecommunications services.
     In the future, we may face competition from mobile satellite service, or MSS, providers, and from resellers of these services. The FCC has granted some MSS providers, and may grant others, the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services. In addition, several large satellite companies, computer companies, and Internet search and portal companies have indicated an interest in establishing next generation wireless networks, and certain VoIP providers have indicated that in the future they may acquire FCC licenses or use unlicensed spectrum to offer wireless services to compete directly with us. The FCC also has adopted an order that allows companies to provide wireless services on an unlicensed basis in certain unused portions of the television spectrum. Further, we also may face competition from providers of WiMax, which is the name given to a family of digital technologies that are capable of supporting high-speed, long-range wireless services suitable for mobility applications, using exclusively licensed or unlicensed spectrum. Additionally, we may compete in the future with companies that offer new technologies and market other services we do not offer or may not be available with our network technology, from our vendors or within our spectrum. Some of our competitors do or may bundle these other services together with their wireless communications service, which customers may find more attractive. Energy companies, utility companies and satellite companies also are expanding their services to offer telecommunications services.
     There continues to be substantial merger and acquisition activity in the wireless industry. We have in the past acquired and may in the future acquire spectrum to enter new metropolitan areas. We also may in the future consider acquisitions of or other business combinations with companies in addition to acquisitions of spectrum. For example, we have in the past made a public offer to acquire Leap which we subsequently withdrew. In the future, there could be discussions between us and Leap or others regarding potential transactions between the companies.
     Many of our wireless, wireline, cable and other competitors’ resources are substantially greater, and their market shares are larger, than ours. Additionally, many of our wireless competitors offer larger coverage areas and nationwide calling plans that do not give rise to additional roaming charges for their customers. The competitive pressures of the wireless broadband mobile services industry have caused certain competitors to offer service plans with growing bundles of minutes of use at lower per minute prices or price plans with unlimited nights and weekends and could lead them, and have led some of our competitors, to offer unlimited service plans similar to ours. Our competitors’ plans could adversely affect our ability to maintain our pricing, market penetration, growth and customer retention. In addition, large national wireless broadband mobile services carriers have been reluctant to enter into roaming agreements at attractive rates with smaller and regional carriers like us, which limits our ability to serve certain market segments and recent FCC actions to promote automatic roaming do not resolve these difficulties. Moreover, the policies of the United States government have made, and may continue to make, additional spectrum for wireless services available in each of our markets, which may increase the number of our competitors and enhance our competitors’ ability to offer additional plans and services. Further, since many of our competitors are large companies, they have on occasion been able to convince handset manufacturers to provide the newest handsets exclusively to them. Our competitors also can afford to heavily subsidize the price of the subscriber’s handset because they have greater resources than us and may require their customers to enter into long term contracts. The FCC has indicated it may examine, and Congress is considering legislation that may limit, early termination fees for the long term contracts used by national wireless broadband mobile services carriers which could prompt them to reduce the subsidization of handsets and limit their long term contracts.
     All of these factors may detract from our ability to attract customers from certain market segments.
     As competition develops, we may add additional features or services to our existing service plans, or make other changes to our service plans.
Seasonality
     Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Net customer additions are typically strongest in the first and fourth calendar quarters of the year. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions during the second and third calendar quarters. However, sales activity and churn can be strongly affected by the launch of new and surrounding metropolitan areas and promotional activity, which could reduce or outweigh certain seasonal effects. For a more detailed discussion of seasonality in our business, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
Inflation
     We do not believe that inflation has had a material effect on our operations.

Employees
     As of December 31, 2008, we have approximately 3,200 employees. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement or represented by an employee union.
Regulation
     The wireless telecommunications industry is regulated extensively by the federal government and, to varying degrees, by state and local governments. Congress, state legislatures, municipalities, federal, state and local regulators, and the courts have passed legislation, ordinances, codes, rules, regulations, instituted administrative rulemakings, and issued judicial decisions, affecting the telecommunications industry. Due to the recent changes in the party affiliation of the President of the United States and changes in the composition of Federal and state legislatures, the political environment, and financial conditions, the regulation of the communications industry has been, and is expected to remain in the future, in a state of constant flux. Many of these legislative actions, rulemakings, and judicial decisions have had, and possible future regulations may have, a significant material effect on us, our business, our financial condition, and our operating results.
Federal regulation
     Our business is subject to extensive federal regulation under the Communications Act of 1934, as amended, or the Communications Act, the implementing regulations adopted thereunder by the FCC, judicial and regulatory decisions interpreting and implementing the Communications Act, and other federal statutes as discussed below. These statutes, regulations and associated policies govern, among other things, the allocation and licensing of radio spectrum; the ownership, lease, transfer of control and assignment of wireless licenses; the ongoing technical, operational and service requirements under which we must operate; the timing, nature and scope of network construction; the rates, terms and conditions of service; the protection and use of customer information; roaming policies; the provision of certain services, such as E-911; the interconnection of communications networks; the provision of subscriber equipment; the location of network assets; and the use of rights of way.
Broadband spectrum allocations
     We utilize paired radio spectrum licensed by the FCC. The principal spectrum bands used to provide terrestrial broadband wireless mobile services in the United States are as follows, all of which can be used to provide services competitive with the spectrum held by us:
     Cellular Spectrum. Starting in the 1980’s, the FCC awarded two cellular licenses with 25 MHz of spectrum each in the 800 MHz band on a metropolitan statistical area, or MSA, and rural service area, or RSA, basis. There are 306 MSAs and 428 RSAs in the United States. MSAs and RSAs are defined by the Office of Management and Budget and the FCC, respectively.
     PCS Spectrum. In the 1990’s, the FCC assigned licenses to use 120 MHz of radio spectrum in the 1.9 GHz band for broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks licensed on a Major Trading Area, or MTA, basis, and one 30 MHz block and three 10 MHz blocks licensed on a Basic Trading Area, or BTA, basis. Under the broadband PCS licensing plan, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. Both MTAs and BTAs are defined by Rand McNally & Company, as supplemented by the FCC. Many of our competitors utilize a combination of cellular and broadband PCS spectrum to provide their services. In addition, the FCC granted a nationwide 10 MHz paired PCS license to Nextel Communications (now Sprint Nextel) in conjunction with its relocation and rebanding of ESMR spectrum.
     SMR Spectrum. The FCC first established specialized mobile radio, or SMR, in 1979 to provide for land mobile communications on a commercial basis. The FCC initially licensed spectrum in the 800 and 900 MHz bands for this service, in non-contiguous bands, on a site-by-site basis. Since then, the FCC has established geographic area licenses for such spectrum. In total, the FCC has licensed 19 megahertz of SMR spectrum, plus an additional 7.5 megahertz of spectrum that is available for SMR as well as other services. FCC policy permits flexible use of this spectrum, including the provision of mobile wireless services, and such spectrum is taken into consideration when the FCC is assessing the competitive impact of broadband wireless merger and acquisition transactions.

     AWS-1 Spectrum. In 2006, the FCC assigned 90 MHz of spectrum to be used for advanced wireless services, or AWS. The FCC divided the 90 MHz of spectrum into two 10 MHz and one 20 MHz paired blocks assigned on a regional economic area grouping, or REAG, basis; one 10 MHz and one 20 MHz paired blocks each assigned on an economic area, or EA, basis; and a 20 MHz paired block assigned on a Cellular Marketing Area, or CMA, basis. The CMAs generally correspond to MSAs and RSAs. Under the AWS band plan, the United States is divided into 176 EAs, 12 REAGs, and 734 CMAs. The EAs are geographic areas defined by the Regional Economic Analysis Division of the Bureau of Economic Analysis, U.S. Department of Commerce, as supplemented by the FCC. REAGs are collections of EAs.
     700 MHz Spectrum. In 2008, the FCC assigned 62 MHz of spectrum in the 700 MHz band. The FCC divided the 62 MHz of spectrum into two 12 MHz paired blocks and one 6 MHz unpaired block licensed on a CMA or EA basis; one 22 MHz paired block licensed on a REAG basis, and one 10 MHz paired block, or D Block, assigned on a nationwide basis to be used as part of a private/public safety partnership. The holders of the 22 MHz licenses, most of which are held by Verizon Wireless, must provide a network platform that is generally open to third-party wireless devices and applications, or an Open Network Platform, by allowing consumers to use the handset of their choice and to download and use the applications of their choice, subject to certain network management conditions that are intended to allow the licensee to protect the network from harm. As originally allocated, the D Block licensee was required to fund the construction of a nationwide interoperable broadband network for public safety on a nationwide public safety license and to provide public safety with priority access during emergencies to the D Block owned by the licensee. The D Block remained unpurchased at auction, and the FCC currently is considering revisions to the auction and service rules that will apply to this license.
     BRS Spectrum. In 2004, the FCC ordered that the 2496-2690 MHz band, or the 2.5 GHz band, be reconfigured over a period of time into upper and lower-band segments for low-power operations, with a mid-band segment for high-power operations. This spectrum is allocated and licensed in the United States and its possessions and territories in 493 BTAs. The Commission concluded in 2008 that 55.5 MHz of the broadband radio service, or BRS, spectrum holdings in the 2.5 GHz band will be included in the Commission’s product market for mobile telephony/broadband services, and taken into consideration when the Commission is assessing the competitive impact of broadband wireless merger and acquisition transactions.
     Future Allocations. The FCC also has other broadband wireless spectrum allocation proceedings in process. For example, the FCC is considering service rules for an additional 20 MHz of paired AWS spectrum, or AWS-2, in the 1915-1920 MHz, 1995-2000 MHz, 2020-2025 MHz and 2175-2180 MHz bands, as well as 20 MHz of unpaired AWS spectrum, or AWS-3, in the 2155-2175 MHz band. Both AWS-2 and AWS-3 have been allocated for advanced fixed and mobile services, including AWS. As noted above, the FCC also is seeking further comment on service rules for the 700 MHz D Block. The FCC and interested parties have proposed that these blocks of spectrum be subject to various conditions, configurations and terms and conditions. We cannot predict with any certainty the likely configuration, conditions or timing of these proposed allocations, or the usability of any of this spectrum for wireless services competitive with our services or by us. Congress, the federal government, and the FCC also may pass legislation or undertake actions or proceedings in the future to allocate additional spectrum for wireless services or to change the rules relating to already licensed spectrum which may allow new or existing licensees to provide services comparable to the services we provide.
Construction obligations
     The FCC has established various construction obligations for wireless licenses with different requirements often applying to spectrum licensed at different points in time. For example, broadband PCS licensees holding licenses originally granted as 30 MHz licenses must construct facilities to provide service covering one-third of the population of the licensed area within five years, and two-thirds of the population of the licensed area within ten years, or otherwise provide substantial service to the licensed area within the appropriate five- and ten-year benchmarks, of their initial license grant date. Broadband PCS licensees holding 10 MHz and 15 MHz licenses generally must construct facilities to provide service to 25% of the licensed area within five years of their initial license grant date, or otherwise make a showing of substantial service. The FCC defines substantial service as service which is sound, favorable and substantially above a mediocre service level only minimally warranting renewal. Either we or the previous licensee satisfied the applicable five-year coverage requirement for each of our broadband PCS licenses and the ten-year requirement for those PCS licenses that have already been renewed. All AWS licensees will be required to construct facilities to provide substantial service by the end of the initial 15-year license term. The initial 15-year license term for our AWS licenses does not expire until November 2021.

     The 700 MHz licenses are subject to more stringent performance requirements which are measured from June 13, 2009. Licensees of the CMA and EA license blocks are required to build systems that provide wireless coverage to 35% of the licensed geographic area in four years and 70% of the licensed geographic area by the end of the license term. Licensees of the REAG license blocks are required to cover at least 40% of the population of the licensed area in four years and 75% of the population of the licensed area by the end of the license term. Under the current rules, the licensees of the D Block are required to cover at least 75% of the population in four years, 95% of the population of the nationwide license area within seven years and 99.3% of the population of the nationwide license area within ten years. The build-out requirements for the D Block currently are subject to further comment and may change when the final rules are issued for assigning this license. While the FCC occasionally has granted brief extensions to, and limited waivers of, license construction requirements, any licensee failing to meet these coverage requirements risks forfeiting their license or, in some cases, being subject to fines or monetary forfeitures.
License term
     The FCC grants broadband PCS licenses for ten-year terms that are renewable upon application to the FCC. Our broadband PCS license terms began expiring in 2007. We filed renewal applications and have been granted additional ten-year terms for all of our PCS licenses expiring before December 31, 2008. Certain of our broadband PCS licenses will need to be renewed in 2009. AWS licenses are granted for an initial 15-year term that is renewable for successive ten-year terms upon application to the FCC. Our initial AWS license terms end in November 2021. The 700 MHz license we hold has an initial term extending up to June 2019, and is renewable for additional 10 year terms. However, if we fail to meet an initial construction benchmark in June of 2013 for our 700 MHz license, the license term will be shortened to June of 2017, in addition to possibly being subject to fines and forfeitures and/or having our licensed service area reduced. However, if we fail to meet the build out requirements by the end of the license term for our 700 MHz license, we will lose our authority to serve any unserved area and could be subject to fines and forfeitures, including a revocation of our license. At present, our 700 MHz license term in Boston ends in June 2019, but this date could change in the event that Congress or the FCC decides to further extend the digital television transition date.
     The FCC may deny license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to broadband commercial mobile radio service, or CMRS, licensees if the licensee meets specific performance standards. To receive a renewal expectancy, we must show that we have provided substantial service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing licenses. If we do not receive a renewal expectancy, the FCC may accept competing applications for the license renewal period, subject to a comparative hearing, and may award the license for the next term to another entity.
Revocation of licenses
     The FCC may deny applications for FCC licenses and in extreme cases revoke FCC licenses, if it finds that a licensee lacks the requisite qualifications to be a licensee. For example, the FCC may revoke a license or deny an application of an entity found in a judicial or administrative proceeding to have knowingly or repeatedly engaged in conduct involving felonies, possession or sale of illegal drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations.
Transfer and Assignment of FCC licenses
     The Communications Act requires prior FCC approval for assignments or transfers of control of any license or construction permit, with limited exceptions. In granting FCC approval for assignments or transfers of control, the FCC may prohibit or impose conditions on such assignments or transfers of control. We have managed to secure the requisite approval of the FCC to a variety of assignment and transfer of control applications without undue delay or the imposition of conditions outside of the ordinary course. We cannot assure you that the FCC will approve or act in a timely fashion on any of our future requests to approve assignment or transfer of control applications. Further, if we are acquired in the future, the FCC may disapprove the transfer of control or assignment, impose conditions, or otherwise require divestitures of some or all of our spectrum, licenses, or other assets.

Disaggregation, Partitioning and Spectrum Leasing
     The FCC allows spectrum and service areas to be subdivided, partitioned, or disaggregated, geographically or by bandwidth, with each resulting license covering a smaller service area and/or including less spectrum. Any such partition or disaggregation is subject to FCC approval, which generally is received, but cannot be guaranteed. The FCC also has adopted policies to facilitate development of a secondary market for unused or underused wireless spectrum by permitting the leasing of spectrum to third parties. These policies provide us, new entrants, and our competitors with alternative means to obtain additional spectrum and allow us to dispose of excess spectrum, subject to FCC approval and applicable FCC conditions.
Spectrum and Market Concentration Limits
     The FCC has certain policies intended to prevent undue concentration of the terrestrial wireless broadband mobile services market. For example, the FCC conducts a case-by-case review of all transactions where wireless spectrum is being assigned or a transfer of control is occurring where both parties to the transaction hold CMRS spectrum in the same or in an overlapping area. Previously, the FCC would screen a transaction for competitive concerns if, upon consummation, 95 MHz or more of cellular, broadband PCS, enhanced SMR, and 700 MHz spectrum in a single market was attributable to a party or affiliated group, or if there was a material change in the post-transaction market share concentrations as measured by the Herfindahl-Hirschman Index. In 2008, the FCC revised this screen to include situations where AWS-1 or certain BRS spectrum is available, on a geographic area basis as follows:
•	For geographic areas in which AWS-1 and certain BRS spectrum is available, the Commission’s initial spectrum screen is 145 MHz.
•	For geographic areas in which AWS-1 is available but certain BRS is not available, the Commission’s initial spectrum screen is 125 MHz.
•	For geographic areas in which certain BRS spectrum is available but AWS-1 is not available, the Commission’s initial spectrum screen is 115 MHz.
•	For geographic areas in which neither BRS spectrum or AWS-1 is available, the Commission’s initial spectrum screen is 95 MHz.
     The FCC also stated that it now will apply this revised screen to spectrum acquired via auction. These benchmarks are subject to pending reconsideration proceedings at the FCC. The FCC also is considering whether to initiate a proceeding to eliminate case-by-case application of a spectrum screen entirely in favor of a bright-line spectrum cap.
     We are well below the spectrum aggregation screen in the geographic areas in which we hold or have access to licenses which means we may be able to acquire additional spectrum either by auction or in private transactions and we may be able to be acquired by certain other carriers. However, the FCC’s retention of a case-by-case approach to spectrum acquisition and the continuing revision upward of the spectrum screen may allow our competitors to make additional acquisitions of spectrum and further consolidate the industry.
Foreign Ownership Restrictions
     The Communications Act authorizes the FCC to restrict the ownership levels held by foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country. Generally, the law prohibits indirect foreign ownership of over 25% of our common stock. Our stock is freely tradable on the NYSE and as such foreign ownership of our common stock could exceed this 25% threshold without our knowledge. The FCC may revoke licenses, or require us to restructure our ownership, if ownership of our common stock by non-United States citizens or entities exceeds the statutory 25% benchmark. However, the FCC may waive the foreign ownership limits for CMRS licensees, such as us, and generally permits additional indirect foreign ownership in excess of the statutory 25% benchmark particularly if that interest is held by an entity or entities that are citizens of, representatives of or organized under the laws of countries that are members of the World Trade Organization, or WTO. For investors from countries that are not members of the WTO, the FCC will determine if the home country extends reciprocal treatment, called “effective competitive opportunities,” to United States entities. If these opportunities do not exist, the FCC may not permit such foreign investment beyond the 25% benchmark. We have established internal procedures to ascertain the nature and extent of our foreign ownership, and we believe that the indirect ownership of our equity by foreign entities is below the benchmarks established by the Communications Act. If we were to have foreign ownership in excess of the limits, we have the right to acquire that portion of the foreign investment which places us over the foreign ownership restriction.
Designated Entity Requirements
     The FCC has established rules that are designed to promote the granting of spectrum licenses to small and very small businesses, entrepreneurs and other DEs. Some licenses, called closed licenses, have been set aside solely for DEs to acquire at auction. DEs also can qualify for bidding discounts of varying amounts (e.g., 15% or 25%) when acquiring licenses available to all parties, called open licenses, at auction. We are an investor in Royal Street Communications, which is a very small business DE that must meet and continue to abide by the FCC’s DE requirements until at least December 2010.
     Among other requirements, the FCC DE rules create a control test that obligates the eligible small or very small business members of a DE licensee to maintain de facto (actual) and de jure (legal) control of the business and license. The FCC rules provide that if a license is transferred to a non-eligible entity, an entity which qualifies for a lesser credit on open licenses, or if the existing licensee ceases to be qualified as a DE, the licensee may lose all closed licenses which are not constructed, and may be required to refund to the FCC some or all of the bidding credit received for all open licenses, based on a five-year straight-line discount repayment schedule commencing from the grant date. For example, in Auction 58, Royal Street Communications received a bidding credit equal to approximately $94 million relating to open licenses it acquired as result of that auction. If Royal Street were found to no longer qualify as a DE during the initial five-year term of its licenses, it would be required to repay a portion of the bidding credit using the five-year straight-line repayment schedule from December 2005. Moreover, any closed licenses which are transferred by Royal Street, or if Royal Street is found to no longer qualify as a DE, prior to the five-year anniversary of their initial grant, or December 2010, also may be subject to an unjust enrichment payment. Revocation also could occur if any license is not constructed on a timely basis or not constructed prior to Royal Street no longer qualifying as a DE. All of Royal Street’s licenses are closed licenses except for its Los Angeles and Gainesville basic trading area licenses. Royal Street already has constructed the systems authorized by its open license for Los Angeles license and its closed licenses in the Orlando, Lakeland-Winter Haven, and Melbourne-Titusville basic trading areas.
     In 2006, the FCC adopted new DE requirements that apply to all licenses initially granted after April 25, 2006, or New DE Requirements. First, the FCC found that an entity that enters into an impermissible material relationship, which includes any arrangement whereby a DE leases or resells more than fifty percent of the capacity of its spectrum or network to third parties, will be ineligible for an award of DE benefits and subject to unjust enrichment payments on a license-by-license basis. Second, the FCC found that any entity which has a spectrum leasing or resale arrangement (including wholesale arrangements) with an applicant or licensee for more than 25% of the applicant’s total spectrum capacity on a license-by-license basis will be considered to have an attributable interest in the applicant or licensee. Royal Street’s existing relationships with us are grandfathered and Royal Street is not subject to the New DE Requirements with respect to its existing licenses which were granted before April 25, 2006. However, the New DE Requirements will not permit Royal Street to enter into the same relationship it currently has with us for any future FCC auctions and receive DE benefits, including bidding credits. In addition, Royal Street will not be able to acquire any additional DE licenses in the future, resell services to us on those licenses on the same basis as the existing arrangements, or materially change its existing arrangements with us, without making itself ineligible for DE benefits.
     Further, the FCC has adopted rules requiring a DE to seek approval for any change in circumstances that may affect its ongoing eligibility, such as entry into an impermissible material relationship, even if the event would not have triggered a reporting requirement under the FCC’s existing rules. In connection with this rule change, the FCC now requires DEs to file annual reports with the FCC listing and summarizing all agreements and arrangements that relate to eligibility for DE benefits. Royal Street has filed all of its required annual reports with the FCC. The FCC also indicated that it will step up its audit program of DEs.
     Several interested parties have filed appeals of the New DE Requirements. These appeals are ongoing. The relief sought by the petitioners in their underlying appeals includes overturning the results of Auctions 66 (AWS-1) and 73 (700 MHz). If the petitioners are ultimately successful in obtaining this relief, any licenses granted to us as a result of Auction 66 and/or 73 may be revoked. Our payments to the FCC for the revoked licenses would be refunded, but without interest. If our licenses are revoked we will have been required to pay interest to our lenders on the money paid to the FCC for the AWS-1 and 700 MHz licenses and we will have incurred clearing, construction, and other expenses with respect to the AWS-1 licenses, but would not receive interest or any compensation for our clearing, construction, and other activities on the spectrum. We have constructed our Las Vegas, Philadelphia and New York metropolitan networks on AWS-1 spectrum and we only have AWS-1 spectrum in these markets. If we lost our AWS-1 licenses, we would cease being able to provide service in those metropolitan areas where we have already launched service and would not be able to launch service in those markets where we have not yet launched service. We are unable at this time to predict the likely outcome of the challenges to the New DE Requirements or any further appeal and unable to predict the impact on the licenses granted in Auction 66 and Auction 73. We also are unable to predict whether the litigation will result in any changes to the New DE Requirements or to the DE program generally, and, if there are changes, whether or not any such changes will be beneficial or detrimental to our interests.
     In connection with the changes to the DE rules, the FCC also is considering whether additional restrictions should be adopted in its DE program. We do not know what additional changes, if any, will be made to the DE program as a result of this further rulemaking. Based on the FCC’s prior rulings, we do not expect any further changes in the DE rules to be applied retroactively to Royal Street, but we cannot give any assurance that the FCC will not give any new rules retroactive effect.
General Regulatory Obligations
     The Communications Act and the FCC’s rules impose a number of requirements on wireless broadband mobile services licensees, which affect our cost of doing business and that could have a material effect on our business, operations, and financial results. Further, a failure to meet or maintain compliance with the Communications Act and the FCC’s rules could subject us to fines, forfeitures, penalties, license revocations, or other sanctions, including the imposition of mandatory reporting requirements, limitation on our ability to participate in future FCC auctions or acquisitions of spectrum, and compliance programs and corporate monitors.
     CMRS Classification. Our wireless broadband mobile services are classified at the federal level as CMRS. The FCC regulates providers of CMRS services as common carriers, which subjects us to many requirements under the Communications Act and FCC rules and regulations. The FCC, however, has exempted CMRS services from some typical common carrier regulations, such as tariff and interstate certification filings, which allows us to respond more quickly to competition in the marketplace. The FCC also is required by federal law to reduce unreasonable disparities in the regulatory treatment of similar wireless broadband mobile services, such as cellular, broadband PCS, AWS, 700 MHz, and Enhanced Specialized Mobile Radio, or ESMR, services, and federal law preempts state rate and entry regulation of CMRS providers.
     The FCC permits wireless broadband mobile services licensees to offer fixed services on a co-primary basis along with mobile services. This facilitates the provision of wireless local loop service by CMRS licensees using wireless links to provide local telephone service. The extent of lawful state regulation of such wireless local loop service is undetermined. While we do not presently offer a fixed service, our network can accommodate such an offering. We continue to evaluate our service offerings, and may offer a fixed service at some point in the future.
     Spectrum Clearing. Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS-1 licensees benefiting from the relocation. The FCC has established a plan where the AWS-1 licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation procedures in which the AWS-1 licensee can relocate the incumbent non-governmental licensee at the AWS-1 licensee’s expense. The spectrum allocated for AWS-1 also currently is utilized by certain governmental users, many of whom are required over time to relocate from the AWS-1 spectrum. However, in some cases, not all governmental users are obligated to relocate and in other cases incumbent users are not obligated to relocate for some period of time, with varying time frames for relocation.
     Spectrum allocated for 700 MHz currently is occupied by existing analog television broadcast licensees and certain wireless microphone users. Licensees granted 700 MHz licenses are not obligated to pay for the relocation of existing analog television broadcast licensees. By federal law, all existing analog television broadcast licenses are obligated to vacate the 700 MHz spectrum by the digital television transition date, currently scheduled for June 12, 2009. We cannot be certain that Congress will not alter the present digital television transition date to a later date to alleviate certain problems with the analog to digital TV conversion. In addition, the FCC has not yet established final procedures and deadlines, including cost obligations for, wireless microphones users to vacate the band.
     E-911 Service. The FCC requires CMRS providers to implement basic 911 and enhanced, or E-911, emergency services. Our obligation to implement these services is incurred in stages on a market-by-market basis as local emergency service providers become equipped to handle E-911 calls. E-911 services allow state and local emergency service providers to better identify and locate wireless callers, including callers using special devices for the hearing impaired. The network equipment and handsets we utilize are capable of meeting the FCC’s E-911 requirements and we have constructed facilities to implement these capabilities in markets where we have had requests from local public safety emergency service providers and are in the process of constructing E-911 facilities in the markets we launched recently. Because we employ a handset-based location technology, the FCC also has rules that require us to ensure that specified percentages of the handsets in service on our systems are location capable and meet certain location accuracy standards. The FCC actively monitors the compliance by CMRS carriers with E-911 requirements. For example, MetroPCS was notified on October 10, 2008, by the FCC that it is investigating the compliance by MetroPCS with its E-911 obligations. In response, MetroPCS has provided the FCC with information which we believe shows our compliance with our E-911 obligations; however, the matter is still pending at this time. The FCC has in the past and may in the future, impose substantial fines and forfeitures on wireless broadband mobile carriers for their failure to comply with the FCC’s E-911 rules and could impose other sanctions, including revocation of licenses or the imposition of mandatory reporting requirements, license conditions, and compliance programs. The FCC also has rules under which wireless broadband mobile carriers may be required to offer priority E-911 services to the public safety agencies under certain circumstances. States in which we do business may limit or eliminate our ability to recover our E-911 costs. However, federal legislation also may limit our liability for uncompleted 911 calls to a similar level to wireline carriers in our markets.
     The FCC is considering various alternative proposals for wireless E-911 Phase II location accuracy and reliability and an FCC order currently is circulating at the FCC. We are unable at this time to predict the likely outcome of this proceeding. These E-911 requirements may require us to expend additional capital and resources. The FCC also has left open the possibility of further requirements.
     Communications Assistance for Law Enforcement Act (CALEA). Federal law requires CMRS carriers to assist law enforcement agencies with lawful wiretaps, and imposes wiretap-related record-keeping and personnel-related obligations. Historically, our customer base may have been, and may continue to be, subject to a greater percentage of law enforcement requests than those of other carriers and, as a result, our compliance expenses may be proportionately greater.
     Number Administration. Because demand is increasing for a finite pool of telephone numbers, the FCC has adopted number pooling rules that govern how telephone numbers are allocated. Number pooling is mandatory inside the wireline rate centers that are located in counties included in the top 100 MSAs. We have implemented number pooling procedures and support pooled number roaming in all of our metropolitan areas which are in the top 100 MSAs. The FCC also has authorized states to supplement federal numbering requirements in certain respects and some of the states where we provide service have been authorized by the FCC to engage in limited numbering administration. Our ability to access telephone numbers on a timely basis is important for our ability to continue to grow our business.
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
     Interconnection. FCC rules provide that all telecommunications carriers are obligated upon reasonable request to interconnect directly or indirectly with the facilities and networks of other telecommunications carriers. All local exchange carriers also must, upon request, enter into mutual or reciprocal compensation arrangements with CMRS carriers for the exchange of intra-MTA traffic, under which each carrier compensates the other for terminated intra-MTA traffic originating on the compensating carrier’s network. Further, at a CMRS carrier’s request, incumbent local exchange carriers must exchange intra-MTA traffic with CMRS carriers at rates based on the FCC’s costing rules or rates set by state public utility commissions applying the FCC’s rules. CMRS carriers also have an obligation to engage in voluntary negotiation and may be subject to arbitration with incumbent local exchange carriers similar to those imposed on the incumbent local exchange carriers pursuant to Section 252 of the Communications Act. Once an incumbent local exchange carrier requests negotiation of an interconnection arrangement, both carriers are obligated to begin paying the FCC’s default rates for all intra-MTA traffic exchanged after the request for negotiation.
     CMRS carriers generally are obligated to pay reasonable compensation to a local exchange carrier in connection with intra-MTA traffic originated by the CMRS carrier and terminated by the LEC. While these rules provide that local exchange carriers may not charge CMRS carriers for facilities used by CMRS carriers to terminate local exchange carriers’ traffic, local exchange carriers may charge CMRS carriers for facilities used to transport and terminate CMRS traffic and for facilities used for transit purposes to carry CMRS carrier traffic to a third carrier. Since 2005, no local exchange carrier has been permitted to impose on a going-forward basis rates by state tariff for the termination of a CMRS carrier’s intra-MTA traffic. We generally have been successful in negotiating arrangements with carriers with whom we exchange intra-MTA traffic; however, our business could be adversely affected if the rates some carriers charge us for terminating our customers’ intra-MTA traffic ultimately prove to be higher than anticipated. Further, the rules governing interconnection are under review by the FCC in a rulemaking proceeding, and we cannot be certain whether or not there will be material changes in the applicable rules, and if there are changes, when they might take effect and whether they will be beneficial or detrimental to us.
     Access. In order to offer long distance services to our customers, we resell the long distance services provided by third parties. Those third parties are obligated to pay compensation to the telecommunications carriers who terminate our subscribers’ long distance calls. Historically, CMRS carriers generally have not been entitled to receive direct access payments for the long distance calls they terminate, but must pay access charges to other telecommunications carriers for calls they terminate. In October 2007, the FCC initiated a proceeding to determine whether the FCC’s current rules ensure that the rates for switched access services charged by local exchange carriers are just and reasonable. In the proceeding, the FCC is investigating certain traffic stimulation activities of local exchange carriers which are alleged to generate excessive fees for switched access traffic. The FCC also seeks comment on whether sharing of access revenues is appropriate. The FCC also asked parties to address whether carriers are adopting traffic stimulation strategies with respect to other forms of intercarrier compensation, which would include compensation for intra-MTA traffic delivered by CMRS carriers to local exchange carriers. We and others have asked the FCC to cap the amount of compensation paid to local exchange carriers for traffic that is grossly imbalanced. If the FCC adopts such proposed limitations, it could reduce the amount of compensation we are obligated to pay local exchange carriers, may affect the amount of access sharing revenue we receive. The rules governing access generally are under review by the FCC in a rulemaking proceeding and we cannot be certain whether or not there will be material changes to the applicable rules and, if there are changes, when they may take effect and whether they will be beneficial or detrimental to us.
     Universal Service Fund (USF). The FCC has adopted rules requiring interstate communications carriers, including CMRS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses communications carriers who are providing subsidized basic communications services to underserved areas and users. The FCC requires carriers providing both intrastate and interstate services to determine their percentage of traffic which is interstate and the FCC has also adopted a safe-harbor percentage of interstate traffic for CMRS carriers. We have made these FCC-required payments using the safe-harbor. The FCC prohibits carriers from recovering administrative costs related to administering the required universal service fund assessments. The FCC’s rules require that carriers’ USF recovery charges to customers not exceed the assessment rate the carrier pays times the proportion of interstate telecommunications revenue on the bill. The FCC has rulemaking proceedings pending in which it is considering a comprehensive reform of the manner in which it assesses carrier USF contributions, how carriers may recover their costs from customers and how USF funds will be distributed among and between states, carriers and services. Some of these proposals may cause the amount of USF contributions required from us and our customer to increase.
     Eligible Telecommunications Carriers. Wireless broadband mobile carriers may be designated as Eligible Telecommunications Carriers, or ETCs, and may receive universal service support for providing service to customers using wireless service in high cost areas. Certain competing wireless broadband mobile carriers operating in states where we operate have obtained or applied for ETC status. Their receipt of universal service support funds may affect our competitive status in a particular market by allowing our competitors to offer service at a lower rate that is subsidized by the universal service fund. The FCC is considering altering, reducing, or capping the amount of universal support received by CMRS ETC providers. In May 2008, the FCC adopted an interim cap on payments to

ETCs under the USF, pending comprehensive reform that is now under consideration by the agency. We may decide in the future to apply for an ETC designation in certain qualifying high cost areas where we provide wireless services, though our ability to qualify may be affected by ongoing changes and possible future limitations in the program. If we are approved, these payments would be an additional revenue source that we could use to support the services we provide in high cost areas.
     Regulatory Fees. We are obligated to pay certain annual regulatory fees and assessments to support FCC wireless industry regulation, as well as fees supporting federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for the hearing-impaired and application filing fees. These fees are subject to change periodically by the FCC.
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
     Customer Proprietary Network Information (CPNI). FCC rules impose restrictions on a telecommunications carrier’s use of customer proprietary network information, or CPNI, without prior customer approval, including restrictions on the use of information related to a customer’s location. The FCC has imposed substantial fines on certain wireless carriers for their failure to comply with the FCC’s CPNI rules. The FCC previously conducted a broadscale investigation into whether CMRS carriers are properly protecting the CPNI of their customers against unauthorized disclosure to third parties. In February 2006, the FCC requested that all CMRS carriers provide a certificate from an officer based on personal knowledge that the CMRS carrier was in compliance with all CPNI rules and the filing of such a certificate has now become an annual requirement. We provided the certificate in February 2006 and have provided the required annual certificates since then.
     Revised CPNI rules became effective in December 2007 that required us to make certain changes to our business practices or processes. Among other things, CMRS carriers now must take reasonable measures to discover and protect against pretexting and, in enforcement proceedings, the FCC will infer from evidence of unauthorized disclosures of CPNI that reasonable protections were not taken. The FCC also is seeking comment on additional CPNI regulations.
     Congress and state legislators also may pass legislation governing the use and protection of CPNI and other personal information. For example, Congress enacted the Telephone Records and Privacy Protection Act of 2006, which imposes criminal penalties upon persons who purchase without a customer’s consent, or use fraud to gain unauthorized access to, telephone records. In addition, certain states have enacted, and other states in the future may enact, legislature relating to customer personal information. The recent and pending legislation (if enacted) may require us to change how we protect our customer’s CPNI and other personal information.
     Services to Persons With Disabilities. Telecommunications carriers are required to make their services accessible to persons with disabilities. These FCC rules generally require service providers to offer equipment and services accessible to and usable by persons with disabilities, if readily achievable, and to comply with FCC-mandated complaint/grievance procedures. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While these rules principally focus on requirements that must be met by the manufacturers of wireless equipment, we are required to have a certain percentage of our handsets be hearing aid compatible and we have annual reporting requirements. Because of the ongoing consolidation in the digital wireless handset manufacturers industry and in the wireless industry, we may have difficulty securing the necessary handsets in order to meet any additional FCC requirements. In addition, since we are required to offer these hearing aid-compatible wireless phones for each air interface we provide, this requirement may limit our ability to offer services using new air interfaces other than CDMA 1XRTT, may limit the number of handsets we can offer, or may increase the costs of handsets for those new air interfaces. Further, to the extent that the costs of such handsets are more than non-hearing aid-compatible digital wireless handsets, demand for our services may decrease, the number of wireless phones we can offer to our customers may decline, or our selling costs may increase if we choose to subsidize the cost of the hearing aid-compatible handsets.
     Backup Power Requirements. In October 2007, the FCC adopted rules which, if they had taken effect, would have required us to maintain emergency backup power for a minimum of twenty-four hours for certain of our equipment that is normally powered from local commercial power located inside mobile switching offices, and eight hours for certain of our equipment that are normally powered from local commercial power and at other locations, including cell sites and DAS nodes. Various aspects of the rules were challenged in court and before the Office of Management and Budget, or OMB. As a result, the rules have not taken effect and are not being enforced, and the FCC has indicated that it plans to seek comment on revised backup power rules applicable to wireless providers. We are unable to predict with any certainty the likely outcome of any proceeding regarding backup power rules. In addition, if we are required to secure additional state or local permits or authorization, it could delay the construction of any new cell sites or distributed antenna systems, or DAS systems, and launch of services in new metropolitan areas.
     Siting Issues. The location and construction of wireless antennas, DAS systems and nodes, base stations and towers are subject to FCC and Federal Aviation Administration, or FAA, regulations, federal environmental regulation, and other federal, state, and local regulations. With respect to AWS-1 sites, we must notify the FAA when we add AWS-1 frequencies to existing sites that already have been determined not to be a hazard to air navigation by the FAA. Antenna structures used by us and other wireless providers also are subject to FCC rules implementing the National Environmental Policy Act and the National Historic Preservation Act. Under these rules, construction cannot begin on any structure that may significantly affect the human environment, or that may affect historic properties, until the wireless provider has filed an environmental assessment with and obtained approval from the FCC or a local agency. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC or local agency determines that additional information is required or if community opposition arises. In addition, several environmental groups have requested various changes to the FCC’s environmental processing rules, challenged specific environmental assessments as failing statutory requirements and sought to have the FCC conduct a comprehensive assessment of antenna tower construction environmental effects. The FCC also has been ordered by the Court of Appeals for the DC Circuit to further consider the impact that communications facilities, including wireless towers and antennas, may have on migratory birds, and the FCC has initiated a proceeding to do so. In the meantime, there are a variety of federal and state court actions in which citizen and environmental groups have sought to deny individual tower approvals based upon potential adverse impacts to migratory birds. Although we almost exclusively use antenna structures that are owned and maintained by third parties, the results of these FCC and court proceedings could have an impact on our efforts to secure access to particular towers, or on our costs of such access.
     Tower Lighting and Painting. The FCC has established rules requiring certain towers and other structures to be painted and lighted to minimize the hazard to air navigation. In addition, we are obligated to notify the FAA if the lighting at a tower which is required to be lighted is no longer lighted. A failure to abide by these requirements could result in the imposition of fines and forfeitures or other liability if an accident occurs. We generally collocate on existing towers and structures and do not have the right to paint or control the lighting at the site but still could be held accountable if the lighting and painting requirements are not met.
     Radio Frequency Limits. The FCC sets limits on radio frequency, or RF, emissions from cell sites and has rules that establish procedures intended to protect persons from RF hazards. We have policies in place to ensure compliance with these applicable limits at cell sites where we have operations, but we cannot guarantee that we are in compliance at each cell site. Any noncompliance could have an impact on our operations at a particular cell site.
     Emergency Warning. The FCC has adopted technical standards, protocols, procedures, and other requirements under the Warning, Alert, and Response Network Act, or WARN Act, to govern emergency alerting standards for CMRS providers which voluntarily elect to participate. We have elected to participate in the voluntary emergency alert program. This election may cause us to incur costs and expenses and our customers may be required to purchase new handsets. Under the adopted rules, if a CMRS carrier elects to participate, the carrier must notify customers of the availability of emergency alerts but may not charge separately for the alerting capability and the CMRS carrier’s liability related to, or any harm resulting from, the transmission of, or failure to transmit, an emergency alert is limited. If we decide to withdraw from participation at a later date, our customers may decide to terminate their service with us. The FCC also is considering the feasibility of requiring wireless providers to distribute emergency information and the FCC may change its requirements for the rules under the WARN Act, which additional requirements or changes would cause us to incur additional costs and expenses.
     Roaming. The FCC long has required CMRS providers to permit customers of other carriers to roam “manually” on their networks, for example, by supplying a credit card number, provided that the roaming customer’s handset is technically capable of accessing the roamed-on network. More recently, the FCC has ruled that automatic roaming also is a common carrier obligation for CMRS carriers. This ruling requires CMRS carriers to provide automatic roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non-discriminatory basis pursuant to Sections 201 and 202 of the Communications Act. This automatic roaming obligation extends to services such as ours that are real-time, two-way switched voice or data services that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-offs of subscriber calls. Automatic roaming rights are important to us because we provide service in a limited number of metropolitan areas in the United States and must rely on other carriers in order to offer roaming services outside our existing metropolitan areas. The FCC rules, however, do not require carriers to provide automatic roaming to areas where the roamer’s home carrier holds licenses or otherwise has spectrum usage rights. This in-market limitation may preclude our customers from receiving automatic roaming in large portions of the United States where we recently acquired licenses but have not yet built networks or offer services and do not have existing long-term roaming agreements, such as the geographic areas included in our AWS-1 and 700 MHz licenses. The limitation of automatic roaming rights to areas in which we do not hold or lease spectrum could limit our ability to renew or extend our existing roaming agreements. We and other carriers have filed petitions for reconsideration of this limitation, but we are unable at this time to predict with any certainty the likely outcome of these reconsideration requests.
     The FCC also has not extended the automatic roaming obligation to services that are classified as information services (such as high speed Internet services) or to services that are not CMRS but the FCC is seeking comment on whether the roaming obligation should be extended to such non-interconnected services or features. We cannot predict the likely outcome or timing of this proceeding. If the FCC does not adopt an automatic roaming requirement for non-interconnected services or features, such as information services, high speed broadband services, and broadband Internet access services, we could have difficulty attracting and retaining certain groups of customers.
     In its recent approval of the Verizon Wireless purchase of Alltel Wireless, the FCC imposed conditions that allow carriers like us who have roaming agreements with both Verizon Wireless and Alltel Wireless to use either agreement to govern all traffic exchanged with the post-merger Verizon Wireless for at least four years after the date of the closing of the transaction. We have opted to elect the Alltel Wireless roaming agreement to govern all of our roaming traffic with the combined Verizon Wireless-Alltel, though Verizon Wireless may take the position that our right to elect the Alltel Wireless agreement only applies to the rate and not to other terms and conditions. We and others have asked the Commission to clarify these requirements, to extend the four-year commitment to seven years and to require post-merger Verizon Wireless to offer automatic roaming for data services and features on a non-discriminatory basis. We are unable at this time to predict with any certainty the likely outcome of these reconsideration requests.
     Wireless Open Access. A provider of VoIP services has asked the FCC to issue a declaratory ruling that would give wireless broadband mobile customers the right to utilize any device of their choice to access a wireless broadband mobile network as long as the device did not cause interference or network degradation and the FCC has placed this request on public notice. The petition also seeks to enable customers to run applications of their choice on wireless broadband mobile networks. This so-called “Wireless Carterfone Rule” is opposed by many wireless broadband mobile companies, including us and CTIA. The proponent also requested that the FCC initiate proceedings to determine whether the current practices of wireless broadband mobile carriers comport with the Communications Act. We cannot be certain as to the likely outcome of this proceeding, but the imposition by the FCC of Open Network Platform requirements on a portion of the 700 MHz spectrum indicates some support at the agency for a Wireless Carterfone Rule, and such support may increase in the future. The adoption of such a rule for existing networks could permit third parties to run applications on our network that consume large amounts of airtime and/or bandwidth. Our fixed price, unlimited service is not well-suited to such applications and a mandate of this nature could substantially impede our business.
     Network Management. In November 2007, a digital content company asked the FCC to prohibit broadband network operators from blocking, degrading or unreasonably discriminating against lawful Internet applications, context or technologies. In August 2008, the FCC ruled that Comcast Corporation violated the FCC’s policy regarding reasonable broadband network management by discriminating against certain types of network traffic. This ruling currently is on appeal. At this point, we cannot predict the likely outcome of the appeal. We also are unable to predict this ruling’s impact on us, or whether the FCC will initiate similar investigations against other broadband providers, including wireless providers.
     White Spaces. In November 2008, the FCC adopted rules to allow unlicensed radio transmitters to operate in the unused broadcast digital television spectrum, or White Spaces. The FCC’s rules provide for both fixed and personal/portable devices to operate in the White Spaces on an unlicensed basis, subject to various protections to existing users of the spectrum. It is possible that entities may offer services in the White Spaces that could compete with services offered by us. We are unable to predict the impact of allowing the use of White Spaces for wireless broadband mobile services on our business or the competitive effect of these new rules.
     Regulatory Classifications. The FCC has found that wireless broadband Internet access service offered at speeds in excess of 200 kbps in at least one direction is an information service under the Communications Act, and thus essentially unregulated. In addition, the FCC has found that the transmission component of wireless broadband Internet access service meets the definition of telecommunications under the Communications Act and that the offering of a telecommunications transmission component as part of a functionally integrated Internet access service offering is not a regulated telecommunications service under the Communications Act. Further, the FCC has found that mobile wireless broadband Internet access service is not a “commercial mobile service” under Section 332 of the Communications Act. Carriers offering mobile wireless broadband Internet access services are not considered common carriers and have no common carrier obligations with respect to this service. Accordingly, as a result of such classification decisions, we and our competitors have greater flexibility in establishing the terms and conditions, including pricing, of this service.
     In January 2008, the FCC solicited comments on whether text messages and short codes are common carrier services to which CMRS carriers must provide non-discriminatory access. We cannot predict the likely outcome of this proceeding, the likely timing of an FCC ruling, or the effect that such a requirement would have on us.
     Outage Reporting. The FCC requires all telecommunications carriers to report outages to the FCC. These reporting requirements affect the way we track and gather data regarding system outages and repair outages, and potentially subject us to fines and forfeitures if we fail to make timely reports.
Other federal regulation
     Copyright Protection. The Digital Millennium Copyright Act, or DMCA, prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt certain activities which otherwise might be prohibited by that section for a period of three years. In November 2006, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that enable wireless handsets to connect to a wireless telephone network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. This exemption is effective through October 27, 2009 unless extended by the Copyright Office. We and others have filed comments asking the Copyright Office to extend this, or a substantially similar exemption, for another three-year period. Other interested parties, including the principal wireless industry association, or CTIA, have opposed any extension of this exemption. We are unable to predict with any certainty the likely outcome of the Copyright Office’s determination.
     We have implemented a service called MetroFlash that enables new customers under certain circumstances to unlock their existing CDMA handsets, reprogram them to operate on our networks, and to connect them to our network. If a significant number of new customers are attracted to our service as a result of this service and we are unable to continue this service, either because of the failure of the Copyright Office to extend the exemption or because of complaints against us by other third parties, it could adversely affect our ability to continue to attract new customers to our service.
     Economic Stimulus. Congress recently enacted the American Recovery and Reinvestment Act of 2009, or the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants to provide access to broadband service to consumers residing in rural, unserved or underserved areas of the United States. The grants are available to, among others, wireless broadband mobile carriers. Grants of up to 80% of the total cost of the project may be used to fund broadband infrastructure projects in certain instances. A significant portion of these funds is expected to be made available in 2009 and 2010. We, our competitors, and new entrants may decide to apply for the Recovery Act funds. The details regarding the terms and conditions of any such grants are unsettled and the usefulness of these funds to us is uncertain. If our competitors or new entrants receive grants, this could allow them to provide service at lower rates, to have lower costs to provide service, or to provide service in areas that we could not serve economically without support from these grants. If we seek and receive these grants, we could use these funds to provide service in areas that we traditionally have not served, to reduce our costs to provide service in certain areas, and to lower our service prices.

     Other. Our operations also are subject to various other regulations, including those regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies.
State, local and other regulation
     The Communications Act preempts state or local regulation of market entry or rates charged by any CMRS provider. As a result, we are free to establish rates and offer new products and services with minimum state regulation. However, states and local agencies may regulate “other terms and conditions” of wireless service, and certain states where we operate have adopted rules and regulations to which we are subject, primarily focusing upon consumer protection issues and resolution of customer complaints. In addition, several state authorities have initiated actions or investigations of various wireless carrier practices. The outcome of these proceedings is uncertain and could require us to change our marketing practices, ultimately increasing state regulatory authority over the wireless industry. To the extent that applicable rules differ from state to state, our costs of compliance may go up and our ability to have uniform policies and practices throughout our business may be impaired. State and local governments also may manage public rights of way and can require fair and reasonable compensation from telecommunications carriers, including CMRS providers, for the use of such rights of any, so long as the government publicly discloses such compensation.
     Various decisions have been rendered by, and other proceedings are pending before, state public utility commissions and courts pertaining to the extent to which the FCC’s preemptive rights over CMRS rates and entry prevent states from regulating aspects of wireless service, such as billing policies and other consumer issues. Depending upon the ultimate resolution of these proceedings, which we cannot predict at this time, our services may be subject to additional state regulation which could cause us to incur additional costs.
     The location and construction of wireless antennas, DAS systems and nodes, base stations and towers are subject to state and local environmental regulations, zoning, permitting, land use and other regulation. Before we can put a DAS node or site into commercial operation, we, or the tower owner in the case of leased sites, must obtain all necessary zoning and building permit approvals. The time needed to obtain necessary zoning approvals, building permits and other state and local permits varies from market to market and state to state and, in some cases, may materially delay our ability to provide service. Variations also exist in local zoning processes. Further, certain cities and municipalities impose severe restrictions and limitations on the placement of wireless facilities which may impede our ability to provide service in some areas. In addition, in order to deploy DAS systems, our DAS provider may need to obtain authorization from a local municipality. In at least one instance, such authorization is subject to challenge. Actions of this nature could have an adverse effect on our ability to construct and launch service in new metropolitan areas or to expand service in existing markets. Further, we may be subject to environmental compliance regulations with respect to the operation of standby power generators, batteries and fuel storage for our telecommunications equipment. A failure or inability to obtain necessary zoning approvals or state permits, or to satisfy environmental rules, may make construction impossible or infeasible on a particular site, might adversely affect our network design, increase our network design costs, require us to use more costly alternative technologies, such as DAS systems, reduce the service provided to our customers, and affect our ability to attract and retain customers. Local zoning and building ordinances also may make it difficult for us to comply with certain federal requirements, such as the backup power requirements under consideration by the FCC.
     We cannot assure you that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none.
     Certain states and municipalities in which we provide service or plan to provide service have passed laws prohibiting the use of wireless phones while driving or requiring the use of wireless headsets, other states and municipalities may adopt similar restrictions in the future, and one national organization is advocating a total ban on the use of wireless phones while driving. If state and local governments in areas where we conduct business adopt regulations restricting the use of wireless handsets while driving, we could experience reduced demand for our services.
     Certain states in which we provide service are in the process of reviewing proposed legislation that would require persons selling prepaid wireless services, such as ours, to verify a customer’s identity using government identification. We currently do not require our subscribers to provide a government issued identification to initiate service with us. If such legislation is passed, it could have a material adverse affect on our business, financial condition or operating results.
Future Regulation
     From time to time, federal, state or local government regulators enact new or revise existing legislation or regulations that could affect us, either beneficially or adversely. Ongoing changes in the political and financial climate may foster increased legislation or regulation. We cannot assure you that federal, state or local governments will not enact legislation or that the FCC or other federal, state or local regulators will not adopt regulations or take other actions that might adversely affect us.
Item 1A. Risk Factors
Risks Related to Our Business
Our business strategy may not succeed in the long term.
     We offer unlimited wireless broadband mobile services on a paid-in-advance basis for flat monthly rates without requiring a long-term service contract or a credit check. This approach to marketing wireless broadband mobile services may not prove to be successful in the long term. Some companies that offered this type of service in the past were not successful. From time to time, we evaluate our products, service offerings and the demands of our target customers and may, as a result, amend, change, discontinue or adjust our products, service offerings or initiate or offer new permanent, trial or promotional product or service offerings. These new or changed product and service offerings may not be successful or prove to be profitable.
A failure to meet the demands of our customers, could adversely affect our business, financial condition and operating results.
     Customer demand for our products and services could be impacted by numerous factors including the different types of products and services offered, service content, technology, handset options, service areas, network quality, customer perceptions, customer care levels and the prices and range of service plans and products. Managing these factors and customers’ expectations of these factors is essential in attracting and retaining customers. We must continually incur costs in order to improve and enhance our products and services to remain competitive, which may include costs to expand the capacity and coverage of our network, costs to replace or migrate to new vendors or services, purchase additional spectrum, purchase necessary infrastructure equipment, handsets and related accessories to meet customer needs and secure the necessary governmental approvals and renewals for our operations. Delays or failure to purchase additional spectrum or to make these enhancements to our products, services or network, could limit our ability to meet customer expectations. Further, even if we continually upgrade and maintain our networks and enhance our products and services, there can be no assurance that our existing customers will not switch to another wireless provider. If we are unable to meet customer expectations as to these factors, we may have difficulty attracting and retaining customers, which could impair our financial performance and could have an adverse effect on our business, financial condition and operating results.
We may not be successful in continuing to grow our customer base.
     Our business plan assumes continued growth in our customer base. Our ability to continue the growth of our customer base and achieve the customer penetration levels that we currently believe are possible with our business model in our markets is subject to a number of risks, including:
•	increased competition from existing competitors or new competitors;

•	higher than anticipated churn in our markets;

•	our inability to increase our network capacity in areas we currently serve to meet increasing customer demand and our inability due to limitations in customer service, billing and other systems to meet customer expectations and demands;

•	our inability to continue to offer products or services which our current or prospective customers want;

•	our inability to launch service in new metropolitan areas;

•	our inability to attract and retain indirect agents and dealers for our products and services;

•	our inability to increase the relevant coverage areas in our existing markets to expand our roaming arrangements to areas that are important to us, or to allow us to offer services at rates which are attractive to, our current and prospective customers;

•	unfavorable United States economic conditions, which may have a disproportionate negative impact on portions of our customer base;

•	changes in the demographics of our markets; and

•	adverse changes in the legislative and regulatory environment that may limit our ability to grow our customer base.
     If we are unable to achieve the aggregate levels of customer penetration that we currently believe are possible with our business model, our ability to continue to increase our customer base and revenues at the rates we currently expect may be limited and we may fail to achieve additional economies of scale. Any failure to achieve the penetration levels we currently believe are possible and to successfully increase our customer base may have a material adverse impact on our business, financial condition and operating results.
Our business is seasonal and our operating results for future periods will be affected negatively if we fail to have strong customer growth in the first and fourth quarters.
     Our business is seasonal, with our largest number of subscribers typically being added in the first and fourth quarters. If we fail to meet our expectations for customer additions in the first or fourth quarter, it could have a negative impact on our business, financial condition and operating results.
Failing to manage our churn rate or experiencing a higher rate of customer turnover than we have forecasted could adversely affect our business, financial condition and operating results.
     Our customers do not have long-term contracts and can discontinue their service at any time without penalty. We expect our churn rate to be higher than postpay wireless carriers. If we experience an even higher rate of churn than we expect, we could experience reduced revenues and increased marketing costs to attract replacement customers required to sustain our business plan, which could reduce our profit margin and could reduce the cash available to construct and operate new markets. In addition, we may not be able to profitably replace customers who leave our service or replace them at all. Our rate of customer churn can be affected by a number of factors, including the following:
•	network issues, including network coverage, network reliability, dropped and blocked calls, and network availability;

•	lack of competitive regional and nationwide roaming and the inability of our customers to cost-effectively roam onto other wireless networks;

•	affordability and general economic conditions;

•	supplier or vendor failures;

•	customer care concerns;

•	handset issues, including lack of early access to the newest handsets, handset prices and handset problems;

•	wireless number portability requirements that allow customers to keep their wireless phone numbers when switching between service providers;

•	our inability to offer bundled services or new services offered by our competitors; and

•	competitive offers by other producers.
     We cannot assure you that our strategies to address customer churn will be successful. If we experience a rate of customer churn higher than we expect or fail to replace lost customers, our revenues could decline and our costs could increase which could have a material adverse effect on our business, financial condition and operating results.
Our operations require continued capital expenditures and a failure to have access to capital could materially adversely affect our business, financial condition and operating results.
     Our business strategy involves expanding into and competing in major metropolitan areas, all of which have significant established competition from other providers. To compete effectively, we must continue to upgrade and enhance our network and services. As a result, we have invested and expect to continue to invest a significant amount of capital in the future to construct, maintain, upgrade and operate our network, billing, customer care and information systems, to implement our business plans, including our fourth generation network, and to support future growth of our wireless business.
     Historically, we have been able to fund capital expenditures and service our debt from cash generated from our operations and various debt and equity offerings. We may require additional capital to fund our long-term business plan, including operating losses, network expansion, servicing of our debt and possible spectrum acquisitions. Our success and viability will depend on our ability to maintain and increase revenues and to raise additional capital, when and if needed, on reasonable terms. We may not be able to arrange additional financing, whether debt, equity or otherwise, to fund our future needs on terms acceptable to us or at all. Our ability to arrange additional financing will depend on, among other factors, our credit ratings, financial and operating performance, general economic, financial, competitive, legislative and regulatory conditions and prevailing capital market conditions. Many of these factors are beyond our control. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses as planned or to meet competitive challenges; forego strategic opportunities; delay and/or reduce network deployments and capital expenditures, operations, spectrum acquisitions and investments; and restructure or refinance our indebtedness prior to maturity or sell additional equity or seek additional debt financing. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our senior secured credit facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our working capital and other liquidity needs, or at all. Further, as our operations grow, it may be more difficult to adapt and modify our business plan based on the availability of funding. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit ratings could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access capital.
We face intense competition from other telecommunications providers and new entrants in the marketplace.
     We compete directly in each of our markets with wireless, wireline, cable, satellite, Internet and other communications providers. Many of our current and prospective competitors are, or are affiliated with, major companies that have substantially greater financial, technical, personnel and marketing resources than we have (including spectrum holdings, brands and intellectual property) and a larger market share than we have, which may affect our ability to compete successfully. These competitors often have established relationships with a larger base of current and potential customers. These advantages may allow our competitors to offer service for lower prices, market to broader customer segments, and offer service over larger geographic areas which may have a material adverse effect on our business, financial condition and operating results. Some of our competitors may have, or may in the future, take advantage of governmental programs which may allow them to offer services for lower prices, have lower costs, or provide service in areas which may be diseconomic for us to serve without taking advantage of such programs. If we choose not to or are unable to participate in such governmental programs and our competitors participate, our competitors could offer services for lower prices, have lower costs, or provide service in areas which are diseconomic for us to serve without taking advantage of such programs, which could have a material adverse effect on our business, financial condition, or operating results.
     Some of our competitors in the telecommunications and related industries have undertaken joint ventures, mergers and strategic alliances that have provided them with greater access to capital, access to wider geographic territory, access to greater spectrum, access to technical, marketing, sales, purchasing and distribution resources and more attractive bundles of services. Recent joint ventures, mergers and strategic alliances in the wireless industry have resulted in, and if the trend continues, will continue to foster larger competitors over time and our operating results could be adversely affected and our ability to grow may be hindered. Many of our competitors with greater access to capital and production and distribution resources have also entered into exclusive deals with vendors, including handset vendors. As handset selection and pricing are increasingly important to customers, the lack of availability to us of the latest and most popular handsets as a result of these exclusive dealings could put us at a significant competitive disadvantage and could make it more difficult for us to attract and retain our customers. Similarly, we believe we pay more, on average, than other national carriers for our handsets and if this continues we could be forced to subsidize the price of our handsets which could adversely affect our financial condition and operating results. Many of our competitors also use third party dealers to market and sell their products and services. Competition for dealers is intense. We may have difficulty attracting and retaining dealers and any inability to do so could have an adverse effect on our ability to attract and retain customers which could have material adverse effect on our business, financial condition and operating results.
     Additionally, the FCC in the past has taken, and may in the future take, steps to make additional spectrum available for wireless services in each of our metropolitan areas. Any auction and licensing of new spectrum may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not be able to offer with the licenses we hold or to which we have access due to technological or economic constraints. Also, the FCC has taken, and in the future may take, regulatory actions designed to provide greater capacity and flexibility to other licensees, including our competitors. In addition, some companies in non-telecommunications businesses, including energy companies and utility companies are also expanding their services to offer communications and broadband services. We cannot control most of these factors and the continuing consolidation and resulting economies of scale and access to greater resources and additional competition could result in greater product, service, pricing and cost disadvantages to us which could have a material adverse affect on our business, financial condition and operating results.
We may face increasing competitive pricing and service bundling.
     The competitive pressures of the wireless telecommunications industry have caused, and may continue to cause, other carriers to offer unlimited service plans or service plans with increasingly large bundles of minutes of use at increasingly lower prices or fixed monthly prices. All of our national wireless broadband mobile competitors and certain of our regional competitors currently are offering unlimited fixed-rate service plans in the markets where we operate and plan to operate and this may cause other wireless competitors to also offer unlimited fixed-rate service plans. Since we primarily serve major metropolitan areas where the national wireless broadband mobile carriers are also offering services, we may be subject to more competition than the wireless broadband mobile industry generally and subject to greater commercial disadvantage. Further, market prices for wireless broadband mobile services have declined over time and may continue to decline with increased competition. Moreover, certain carriers we compete against, or may compete against in the future, offer additional services, such as wireline phone service, cable or satellite television, media and Internet, and are capable of bundling their wireless services with these other services in a package of services that we may not be able to duplicate at competitive prices. In response to all the competitive offerings in the marketplace and falling market prices, we have added, and in the future may be required to add, additional select features to our existing service plans in our metropolitan areas, and we may consider additional targeted promotional activities and reduced pricing as well as subsidizing the cost of handsets or increasing payments to our indirect dealers as we evaluate and respond to the competitive environment going forward. As a result, we expect that increased competition may result in more competitive pricing, slower growth, higher costs and increased churn of our customer base, as well as the possibility of having to change our service plans, increase our handset subsidies, and increase our dealer payments in response to competition, which may adversely affect our business, financial condition and operating results.
The wireless industry is experiencing rapid technological change.
     The wireless telecommunications industry has been, and we believe will continue to be, characterized by significant technological change, including the rapid development and introduction of new technologies, products, and services, such as voice-over Internet protocol, or VoIP, push-to-talk services, location based services, such as global positioning satellite, or GPS, mapping technology, social networking services, and high speed data services, including streaming audio, streaming video, mobile gaming, advertisement paid services, video conferencing and other applications. These technological advances, evolving industry standards, ongoing improvements in the capacity and the quality of digital technology, such as the implementation and development of third generation, or 3G technology, wideband technologies such as WiFi or WiMax which do not rely on FCC-licensed spectrum, or the development of fourth generation, or 4G technology, such as long term evolution, or LTE, and the development of data and broadband capabilities, could cause the technology used by us on our wireless broadband mobile network to become less competitive or obsolete. Additionally, VoIP is an emerging technological trend that could result in a decrease in demand for switched telephone services, such as those we currently provide. The resulting technological development of WiFi or WiMax enabled handsets permitting customers to communicate using voice and data services with their handset using this VoIP technology in any area equipped with a wireless Internet connection, or hot spot, would potentially allow more carriers to offer larger bundles of minutes while retaining low prices and the ability to offer attractive roaming rates. The number of hot spots in the U.S. is growing rapidly, with some major cities and urban areas approaching universal coverage. Further, the development of new equipment, such as femtocells, could allow our competitors to offer increased usage without increased cost thus reducing our cost advantage.
     Thus, our continued success will depend, in part, on our ability to anticipate or adapt to these and future technological changes and to offer, on a timely basis, services that meet customer demands. For us to keep pace with these technological changes and remain competitive, we must continue to make significant capital expenditures to our networks and/or acquire additional spectrum. Customer acceptance of the services that we offer will continually be affected by technology-based differences in our product and service offerings and those offered by our competitors. We cannot assure you that we will obtain access to new technology, such as LTE, on a timely basis, on satisfactory terms, or that we will have adequate spectrum, or be able to acquire additional spectrum, to offer new services or implement new technologies. If we do not offer these services, we may have difficulty attracting and retaining customers. Further, we cannot predict the effect of technological changes on our business. We also cannot be certain that the choices we make regarding technology and new service offerings will prove to be successful in the market place or will achieve their intended results. All of these factors could have a material adverse effect on our business, financial condition and operating results.
We are dependent on certain network technology improvements which may not occur, or may be materially delayed.
     Most national wireless broadband mobile carriers have greater spectrum capacity than we do that can be used to support 3G and 4G services. These national wireless broadband mobile carriers are currently investing substantial capital to deploy the necessary equipment to deliver 3G enhanced services and have invested in additional spectrum to deliver 4G services. Two of our national wireless broadband mobile competitors acquired a significant portion of the 700 MHz spectrum recently auctioned by the FCC. This 700 MHz spectrum is considered by some industry experts to be particularly desirable due to its propagation characteristics. The national wireless broadband mobile carriers in many instances on average have more spectrum in each of the metropolitan areas in which we operate, or plan to operate, than we or Royal Street do. Our limited spectrum may require us to secure more cell sites to provide equivalent service (including data services based on EV-DO or LTE technology), spend greater capital compared to our competitors, deploy more expensive network equipment, such as six-sector antennas, EV-DO Revision A with VoIP or LTE, deploy equipment sooner than our competitors, require us to use DAS systems or make us more dependent on improvements in handsets, such as EVRC-B or 4G capable handsets. There can be no assurance that the additional technology improvements will be developed by our existing infrastructure provider, such improvements will be delivered when needed at cost-effective prices, that such technology improvements will deliver our projected network efficiency improvements, or that we can secure adequate tower sites or additional spectrum or have access to DAS systems.
     If projected or anticipated technology improvements are not achieved, or are not achieved in the timeframes in which we need such improvements, or at the costs we anticipate or can afford, or are not developed by our existing suppliers, we may not have adequate spectrum in certain metropolitan areas, which may limit our ability to increase our customer base, may inhibit our ability to achieve additional economies of scale, may limit our ability to offer new services offered by our competitors, may require us to spend considerably more capital and incur more operating expenses than our competitors with more spectrum, and may force us to purchase additional spectrum at a potentially material cost. If our network infrastructure vendor does not supply such improvements, or materially delays the delivery of such improvements, and other network equipment manufacturers are able to develop such technology, we may be at a material competitive disadvantage to our competitors and we may be required to change network infrastructure vendors, which could have a material adverse effect on our business, financial condition and operating results.

We may be unable to acquire additional spectrum in the future at a reasonable cost.
     Because we offer unlimited calling services for a fixed rate, our customers tend, on average, to use our services more than the customers of other wireless broadband mobile carriers. We believe that the average minutes of use of our customers may continue to rise. We intend to meet this demand by utilizing spectrum-efficient state-of-the-art technologies, such as six-sector cell site technology, EV-DO Revision A with VoIP, LTE, EVRC-B or 4G handsets and intelligent antennas. Nevertheless, in the future we may need to acquire additional spectrum in order to maintain our quality of service, to meet increasing customer demands or to allow the deployment of these technologies. However, we cannot assure you that additional spectrum will be made available by the FCC on a timely basis on terms and conditions or under service rules that we consider to be suitable for our commercial uses or that we will be able to acquire additional spectrum at a reasonable cost. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements that may make it less attractive to, or less economical for, us. If additional spectrum is unavailable on reasonable terms and conditions when needed, unavailable at a reasonable cost, or unavailable without conditions that impose significant costs on us, we may not be able to continue to increase our customer base, meet the requirements of our customers’ usage of our services or to offer new services and as a result we could lose customers or revenues, which could materially adversely affect our business, financial condition, or operating results.
We may be unable to successfully develop and incorporate additional wireless data services into our service offerings in the future.
     Wireless broadband mobile data services are increasingly becoming a meaningful component of many wireless broadband mobile carriers’ strategies and financial results. The national wireless broadband mobile carriers have invested (and we expect will continue to invest) significant resources to develop and deliver these on new data services to their customers. As market prices for wireless voice services continue to decline, if we are unable to offer such new data services we may not have additional revenue to offset the decline in wireless voice revenues. Similarly, as customers increasingly demand wireless broadband mobile data services as part of the core feature set of their wireless services, the failure to offer such services could reduce sales and increase churn. Currently, we offer limited wireless data offerings which are not as robust as those offered by some of our competitors and may never be. In addition, we have not and may not gain access to certain of the proprietary data content available to national wireless broadband mobile operators. If we are unable in the future to successfully incorporate the most advanced wireless data services, including certain 3G and 4G technologies, into our service offerings or gain access to popular content, our customer additions and ARPU could decrease and our churn could increase. In addition, there can be no assurance that we can provide wireless broadband mobile data services on a profitable basis or that vendors will develop and make available to companies of our size popular applications and handsets with features, functionality and pricing desired by customers. Furthermore, we rely on third parties to provide us access to most data, music and video services and access to new handsets to deliver these advanced services. If we are unable to obtain access to such services, incorporate such services into our service offerings, or purchase handsets at a reasonable cost and on a timely basis in the future, it could have a material adverse effect on our business, financial condition and operating results.
We may undertake mergers, acquisitions or strategic transactions that could result in operating difficulties, dilution and distraction from our business.
     Historically we have expanded our markets through the purchase of spectrum. In the future, we may expand the markets in which we operate through the acquisition of selected spectrum or operating markets from other telecommunication service providers, the acquisition of additional spectrum from FCC auctions, and the acquisition of other telecommunication service providers; through direct investments; or through strategic transactions. Any such transactions can be very risky, may require a disproportionate amount of our management and financial resources, may divert management’s attention, and may create various operating difficulties and expenditures, among which may include:
•	uncertain revenues and expenses, with the result that we may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that we expect;

•	difficulty integrating the acquired technologies, services, spectrum, products, operations and personnel of the acquired businesses while maintaining uniform standards, controls, policies and procedures;

•	disruption of ongoing business;

•	impact on our cash and available credit lines for use in financing future growth and working capital needs;

•	obligations imposed on us by counterparties in such transactions that limit our ability to obtain additional financing, our ability to compete in geographic areas or specific lines of business, or other aspects of our operational flexibility;

•	increasing cost and complexity of assuring the implementation and maintenance of adequate internal control and disclosure controls and procedures, and of obtaining the reports and attestations required under the Exchange Act;

•	inability to attract and retain key personnel;

•	impairment of relationships with employees, customers or vendors;

•	difficulties in consolidating and preparing our financial statements due to poor accounting records, weak financial controls and, in some cases, procedures at acquired entities not based on U.S. GAAP particularly those entities in which we lack control; and

•	inability to predict or anticipate market developments and capital commitments relating to the acquired company, business or technology.
     The anticipated benefit to us of any strategic transaction, acquisition or merger may never materialize. Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could have an adverse effect on our business, financial condition and operating results. Any such transactions may require us to obtain additional equity or debt financing, which may not be available on acceptable terms, or at all.
Business, political, regulatory and economic factors may significantly affect our operations, the manner in which we conduct our business and slow our rate of growth.
     The United States economy has deteriorated significantly and may be depressed for the foreseeable future. Our business could be affected by the economic conditions as well as consumer spending in the areas in which we operate. These factors are outside of our control. As economic conditions deteriorate, our services may be disproportionately and adversely affected due to the generally lower per capita income of our customer base (versus the national facility-based wireless broadband mobile carriers) that may be disproportionately affected by any disruption in the United States economy, including an economic downturn or recession. In addition, a number of our customers work in industries which may be disproportionately affected by an economic slowdown or recession. More generally, adverse changes in the economy are likely to negatively affect our customers’ ability to pay for existing services and to decrease their interest in purchasing new services. The resulting impact of such economic conditions on consumer spending could have a material adverse effect on demand for our services and on our business, financial condition and operating results.
     Additionally, due to changes in the political climate as a result of the outcome of recent state elections and the Presidential election in the United States, we cannot predict with any certainty the nature and extent of the changes in federal, state and local laws, regulations and policy we will face, or the effect of such elections on any pending legislation, such as the immigration laws and policy. Any increased regulation, new policy initiatives, increased taxes or any other changes in federal law may have an adverse effect on our business, financial condition and operating results.
Recent disruptions in the financial markets could adversely affect our ability to obtain debt or equity on reasonable terms or at all.
     The wireless industry is a capital intensive business. To date, we have used internally generated funds and the funds from the sale of debt and equity to finance our growth and build out of our existing and planned metropolitan areas. If our current cash and excess internally generated cash flows are insufficient to fund our business plan, improve and expand our network infrastructure and services, participate in new opportunities, engage in acquisitions of additional spectrum or businesses or participate in future FCC auctions, or service our debt, we may be forced to sell additional equity, seek additional debt financing, borrow additional amounts under our existing senior secured credit facility, refinance our existing indebtedness, or delay certain of our planned expansion or other initiatives, additions of capacity, and technological advances. Additionally, our senior secured credit facility includes a revolving line of credit that is to be funded by a number of commercial and investment banks. The deteriorating worldwide economic conditions, the banking crisis, and tightening capital markets may affect whether our lenders are able to honor their commitments to fund our revolving line of credit should we need to draw on such line of credit to pursue new opportunities, engage in acquisitions, or purchase additional spectrum. Should we need to access the market for additional funds the competitiveness of the wireless telecommunications industry, the volatility and demand of the capital markets, and the continued uncertainty in the credit and capital markets may make it more difficult and costly for us to raise capital through the issuance of any equity securities or incur any additional debt or refinance existing debt on terms acceptable to us or at all and there can be no assurance that sufficient funds will be available to us under our existing indebtedness or otherwise. Further, should we need to raise additional capital, the foreign ownership restrictions mandated by the FCC, and applicable to us, could limit our ability to attract additional equity financing outside the United States. If we were able to obtain funds, it may not be on terms and conditions acceptable to us, which could limit or preclude our ability to pursue new opportunities, engage in acquisitions, or purchase additional spectrum, thus limiting our ability to expand our business which could have a material adverse effect on our business, financial condition and operating results.
We are exposed to counterparty risk in our senior secured credit facility and related interest rate protection agreements.
     We have entered into interest rate protection agreements to manage the Company’s interest rate risk exposure by fixing a portion of the interest expense we pay on our long-term debt under our senior secured credit facility. There is considerable turmoil in the world economy and banking markets which could affect whether the counterparties to such interest rate protection agreements are able to honor their agreements. If the counterparties fail to honor their commitments, we could experience higher interest rates, which could have a material adverse effect on our business, financial condition and operating results. In addition, if the counterparties fail to honor their commitments, we also may be required to replace such interest rate protection agreements with new interest rate protection agreements in an amount equal to that portion of our long-term debt under our senior secured credit facility and indentures governing our senior notes, which is not fixed and which is less than 50% of our total long-term debt under our senior secured credit facility and indentures governing our senior notes, and such replacement interest rate protection agreements may be at higher rates than our current interest rate protection agreements. Further, if we are unable to enter into new interest rate protection agreements, the lenders may claim we are in default under the terms of our senior secured credit facility, which could have a material adverse effect on our business, financial condition and operating results.
The investment of our substantial cash balances are subject to risk.
     We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. Such risks may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, financial condition, operating results and liquidity.
We currently are migrating our billing services to a new vendor.
     We recently entered into an agreement with a new billing services provider, Amdocs Software Systems Limited and Amdocs, Inc., or Amdocs, under which, subject to certain exclusions, Amdocs will be our exclusive supplier of billing services in North America. Amdocs is in the process of implementing the new billing services and migrating our customers from our existing billing platform to the Amdocs platform. If Amdocs does not perform its obligations under the agreement, ceases to continue to develop, or substantially delays development of, new features or billing services or ceases to support its existing billing systems, we may be unable to secure alternative billing services from another provider or providers in a timely manner, for a reasonable cost or otherwise, which could have a material adverse effect on our business, financial condition, and operating results. Our prior billing services vendor, Verisign, also has sold its billing services business to another third party billing services vendor and we have amended our contract with this new third party billing services vendor to include certain transition services. If this third party billing services vendor fails to continue to provide the services that Verisign previously provided prior to our transition to Amdocs, if the third party billing services vendor fails to provide the agreed upon transition services, or if we are unable to transition our billing services to Amdocs in a timely manner, we may not be able to bill our customers, provide customer care, grow our business, report financial results, or manage our business and we may have increased churn, all of which could have a material and adverse effect on our business, financial condition and operating results.

We and our suppliers may be subject to claims of infringement.
     The technologies used in the telecommunications industry are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services we or they use or provide, or the specific operation of our wireless networks or service. Our suppliers may be subject to infringement claims that if proven could preclude the supplier from supplying us with the products and services we require to run our business or offer our services, require the supplier to change the products and services they provide to us in a way which could have a material adverse effect on us, or cause the supplier to increase the charges for their products and services to us. We cannot guarantee that we will be fully protected against all losses associated with an infringement claim involving our manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business. In addition, our suppliers may be unable to pay any damages or honor their indemnification obligations to us, which may result in us having to bear such losses. We may also have to buy equipment and services from other third party suppliers or pay royalties to the holders of intellectual property rights.
     Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine with products or with services provided by other vendors or with our own services in order to offer services to our customers are infringing on the rights of others, and we may not have any indemnification protection from our vendors for these claims. Further, we have been, and in the future may be, subject to claims that certain business processes we use, services we provide, or products we create may infringe on the rights of third parties, and we may have no indemnification rights from any of our vendors or suppliers. Whether or not an infringement claim is valid or successful, it could adversely affect our business by diverting management’s attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), requiring us to pay royalties for prior periods, requiring us or our suppliers to redesign our or their business operation, processes, systems, services or products to avoid claims of infringement, or requiring us to purchase products and services from different vendors or not sell certain products or services. If a claim is found to be valid or if we or our suppliers cannot successfully negotiate a required royalty or license agreement, we could be forced to pay substantial damages, including potentially treble damages, we could be subject to an injunction that could disrupt our business, prevent us from offering some or all of our products or services and cause us to incur losses of customers or revenues, any or all of which could be material and could adversely affect our business, financial condition and operating results.
Substantially all of our network infrastructure equipment is manufactured or provided by a single infrastructure vendor.
     Substantially all of our PCS and AWS network infrastructure equipment is manufactured or provided by Alcatel Lucent, formerly known as Lucent Technologies, Inc. We have entered into an agreement with Alcatel Lucent to provide us with PCS and AWS CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services The agreement does not cover any other non-AWS or non-PCS spectrum we may acquire in the future, including our spectrum in the 700 MHz band or other technologies, such as LTE. A substantial portion of the equipment manufactured or provided by Alcatel Lucent is proprietary, which means that equipment and software from other manufacturers may not work with Alcatel Lucent’s equipment and software, or may require the expenditure of additional capital, which may be material. The communications equipment market has been subject to recent economic turmoil. If Alcatel Lucent ceases to develop, or substantially delays development of, new products or ceases to support existing equipment and software, or experiences problems which prevent Alcatel Lucent from performing its obligations under the agreement, we may be required to spend significant amounts of money to replace such equipment and software, may not be able to offer new products or services, and may not be able to compete effectively in our markets. If we fail to continue purchasing our PCS and AWS CDMA products exclusively from Alcatel Lucent, we may have to pay certain liquidated damages based on the difference in prices between exclusive and non-exclusive prices, which would have a material adverse effect on our business, financial condition and operating results.

We rely on third-parties to provide products, software and services that are integral to our business.
     Sophisticated financial, management, information network management and billing systems are vital to our business. We currently rely on internal systems and third-party vendors to develop and to provide all of these systems. We have entered into agreements with third-party suppliers to provide products, software and services that are integral to our business, such as customer care, financial reporting, network management, billing and payment processing. We purchase a substantial portion of the products, software and services from only a few major suppliers and we generally rely on one key vendor in each area. Some of these agreements may be terminated upon relatively short notice. In addition, our plans for developing and implementing our financial information and billing systems rely to some extent on the design, development and delivery of products, software and services by third-party vendors. Our right to use these systems is dependent on agreements with third-party vendors and these systems may not perform as anticipated. Our base stations are installed on leased cell site facilities or on leased DAS nodes in connection with DAS systems. A significant portion of these cell sites and all DAS systems are leased from a small number of cell site and DAS system providers generally under master agreements.
     If our suppliers terminate their agreements with us, experience interruptions or other problems delivering products, software or services to us on a timely basis or at all, it may cause us to have difficulty providing services to or billing our customers, developing, delivering, and deploying new products and services and/or upgrading, maintaining, improving our networks, or generating accurate or timely financial reports and information. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement services on economically attractive terms, or at all. The loss, termination or expiration of these agreements or our inability to renew them at all or on favorable terms or negotiate agreements with other providers at comparable rates could harm our business. Our reliance on others to provide essential products, software, and services on our behalf also gives us less control over the efficiency, timeliness and quality of these products, software and services. If our master agreement with one of our cell site or DAS providers were to terminate, or if the cell site or DAS system providers were to experience severe financial difficulties or file for bankruptcy, or if one of these cell site or DAS system providers were unable to support our use of its cell sites or DAS systems, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases and DAS systems with a limited number of cell site and DAS system providers could adversely affect our business, financial condition and operating results if we are unable to renew our expiring leases or DAS system agreements with these companies either on terms comparable to those we have today or at all. In addition, the tower industry has continued to consolidate. If any of the companies from which we lease towers or DAS systems were to consolidate with other cell site or DAS systems companies, they may be unable to honor obligations to us or have the ability to raise prices which could materially affect our profitability. If a material number of cell sites or DAS systems were no longer available for our use, it could have a material adverse effect on our business, financial condition and operating results.
     Additionally, our business model utilizes and relies upon indirect distribution outlets including a range of local, regional and national mass market dealers and retailers allowing us to reach the largest number of potential customers in our metropolitan areas at a relatively low cost. Many of our dealers own and operate more than one location and may operate in more than one of our metropolitan areas. Because these third party dealers are the primary contact between us and our customers in many instances, including in connection with accepting payment for our services on our behalf, they play an important role in our ability to grow our business and in customer retention. With the recent deterioration of the United States economy and the credit markets, which may continue for the foreseeable future, some of our dealers and vendors may be unable to continue their operations or secure funds for their continued operations. Further, due to the present economic conditions, we may be unable to find participants in our local markets that would qualify or be able to open a dealer location to replace closed operations. Since we rely on such third parties to provide some of our services, any bankruptcy, termination, switch or disruption in service by such third parties or diminution in the number of such third parties could be costly and affect operating efficiencies and our ability to attract and retain customers which could have a material adverse effect on our business, financial condition and operating results.
We utilize a limited number of DAS providers.
     We currently use, and plan to continue to use, DAS systems in lieu of traditional cell sites to provide service to certain critical portions of new metropolitan areas in which we plan to build and in supplementing or adding capacity to existing systems. The use of DAS systems will result in an acceleration of capital expenditures compared to our traditional metropolitan builds without DAS systems. In order to construct DAS systems, the DAS provider will be required to obtain necessary authority from the relevant state and local regulatory authorities and to secure certain agreements, such as right of way agreements, in order to construct or operate the DAS systems. In addition, the DAS system provider may be required to construct a transport network as part of their construction of the DAS systems. These DAS systems may be leased and/or licensed from third party suppliers. We utilize a limited number of DAS system providers. Some of the DAS system providers we are using have not previously constructed or been authorized to construct DAS systems in certain of our new metropolitan areas so there may be unforeseen obstacles and delays in constructing the DAS systems in those metropolitan areas. In addition, the authorization of the DAS provider to construct DAS systems may be subject to challenge and injunctive relief, resulting in delay and material costs in providing alternative coverage in the affected metropolitan areas. In addition, DAS systems also pose particular compliance challenges with regard to any backup power requirements that may be adopted by the FCC, which, if adopted could have a material adverse effect on our ability to comply with applicable laws, could require us to spend significant amounts of additional capital, and could have a material adverse effect on our business, financial condition and operating results.
We may be unable to obtain the roaming and other services we need from other carriers at rates that allow us to remain competitive or at all.
     Many of our competitors have more extensive regional or national networks which enable them to offer automatic roaming and long distance telephone services to their subscribers at a lower cost than we can offer and allow them to offer unlimited fixed-rate local, regional, and nationwide roaming plans on their existing networks over a larger area than we can offer. We do not have as extensive a network as the national wireless broadband mobile carriers, and we must pay fees to other carriers who provide roaming services and who carry long distance calls made by our subscribers. We currently have roaming agreements with several other carriers which allow our customers to roam on those carriers’ network. The roaming agreements, however, do not cover all geographic areas where our customers may seek service when they travel, they generally cover voice but not data services, and some of these agreements may be terminated on relatively short notice. As the wireless industry has consolidated, and may continue to consolidate in the future, we may have increased difficulty entering into new roaming agreements with other technically compatible carriers or replacing our existing roaming agreements. In addition, we believe the rates we are charged by certain carriers in some instances are higher than the rates they charge to other roaming partners. Further, many of the wireless carriers against whom we compete have service area footprints substantially larger than our footprint.
     Our ability to replicate these roaming service offerings at rates which will make us, or allow us to be, competitive is uncertain at this time. The FCC recently clarified that CMRS providers must offer automatic roaming services on just, reasonable and non-discriminatory terms, but found that a CMRS provider is not required to offer roaming services in any geographic area for which a requesting carrier holds a license or other spectrum usage rights, even if the requesting carrier has not yet built its system. The FCC also has not extended full roaming rights to roaming services that are classified as information services (such as high speed wireless Internet access services), or for roaming services that are not classified as CMRS (such as non-interconnected services). If we are unable to enter into or maintain roaming agreements for roaming services that our customers want at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to compete effectively and attract and retain customers, and we may lose revenues. We also may be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. We also may be obligated to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us. If these risks occur, it may have a material adverse effect on our business, financial condition and operating results.
We may incur higher than anticipated intercarrier compensation costs.
     When our customers use our service to call customers of other carriers, in certain circumstances we are required to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. An ongoing FCC rulemaking proceeding is examining whether a unified intercarrier compensation regime should be established for all traffic exchanged between all carriers, including CMRS carriers such as us. New intercarrier compensation rules, if adopted, may result in increases in the charges we are required to pay other carriers for terminating calls on their networks, increase the costs of or difficulty in negotiating new agreements with carriers, and decrease the amount of revenue we receive for terminating calls from other carriers on our network. Any such changes may have a materially adverse effect on our business, financial condition and operating results.
     Some carriers who terminate calls originated by our customers have sought, and others may seek, to impose termination charges on us that we consider to be unreasonably high and have threatened to pursue, or have initiated or may initiate, claims against us to recover these charges. The outcome of these claims is uncertain. A determination that we are liable for additional terminating compensation payments could subject us to additional claims by other carriers. Further, legal and business considerations may inhibit our ability or willingness to block traffic to telecommunication carriers who demand unreasonable payments. In addition, certain transit carriers have taken the position that they can charge “market” rates for transit services, which rates may in some instances be significantly higher than our current rates or the rates we are willing to pay. We may be obligated to pay these higher rates and/or purchase services from others or engage in direct connection, which may result in higher costs which could materially affect our business, financial condition, and operating results.
A significant portion of our revenue is derived from geographic areas susceptible to natural and other disasters.
     Our markets in California, Texas and Florida represent a substantial portion of our business. These same states, however, have a history of natural disasters which may adversely affect our operations in those states. In addition, the major metropolitan areas in which we operate, or plan to operate, could be the target of terrorist attacks. These events may cause our networks to cease operating for a substantial period of time while we reconstruct them and our competitors may be less affected by such natural disasters or terrorist attacks. We cannot provide any assurance that the business interruption insurance we have will cover all losses we may experience as a result of a natural disaster or terrorist attack, that the insurance carrier will be solvent or that the insurance carrier will pay all claims made by us. If our networks cease operating for any substantial period of time and any business interruption insurance we have does not pay, we may lose revenue and customers, and may have difficulty attracting new customers in the future, which could materially adversely affect our business, financial condition and operating results.
Our success depends on our ability to attract and retain qualified management and other personnel.
     Our business is managed by a small number of key executive officers, including our chief executive officer, Roger Linquist. None of our managing key executives has an employment contract, so any such executive officers may leave at any time subject to forfeiture of any unpaid performance awards and any unvested options. We believe that our future success depends in substantial part on our continued ability to attract and retain highly knowledgeable, qualified executive, technical and management personnel. We believe that competition for highly qualified management, technical and sales personnel is intense, and there can be no assurance that we will retain our key management, technical and sales employees, that we will be successful in attracting, assimilating or retaining other highly qualified management, technical and sales personnel in the future sufficient to support our continued growth, or that we will be successful in replacing any of our key management, technical and sales personnel that may retire or cease to be employed by us. We have experienced occasional difficulties in recruiting qualified personnel and there can be no assurance that we will not experience such difficulties in the future. The departure or retirement of, or our inability to attract or retain, highly qualified executive, technical and management personnel, including the chief executive officer, could materially and adversely affect our business, financial condition and operating results.
Recent political changes could have an adverse effect on our relationship with our workforce.
     None of our employees is covered by a collective bargaining agreement or represented by an employee union. With the recent changes in the party affiliation of the President of the United States and the changes in composition of Federal and state legislatures, legislation may be enacted which could impose additional requirements on us or make it easier for union organizing activities. If our employees become represented by an employee union, it may make it more difficult for us to manage our business and to attract and retain new employees and may increase our cost of doing business. Having our employees become represented by an employee union or having additional requirements related to our employees imposed on us could have a material adverse effect on our business, financial condition and operating results.
We are subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees is subject to great uncertainty.
     Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including federal Universal Service Fund, or USF, fees and common carrier regulatory fees. The division of our services between interstate services and intrastate services, including the divisions associated with the federal USF fees, is a matter of interpretation and may in the future be contested by the FCC or state authorities. The FCC also may change in the future the basis on which federal USF fees are charged. The Federal government and many states also apply transaction-based taxes to sales of our products and services and to our purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on our services. The applicability of these surcharges and fees to our services is uncertain in many cases and jurisdictions may contest whether we have assessed and remitted those monies correctly. Periodically state and federal regulators may increase or change the surcharges and fees we currently pay. In some instances we pass through these charges to our customers. However, Congress, the FCC, state regulatory agencies or state legislatures may limit our ability to pass through to our customers’ transaction based tax liabilities, regulatory surcharges and regulatory fees imposed on us. We may or may not be able to recover some or all of those taxes from our customers and the amount of taxes may deter demand for our services or increase our cost to provide service which could have a material adverse effect on our business, financial condition or operating results.
Concerns about whether wireless telephones pose health and safety risks may lead to the adoption of new regulations or lawsuits which could decrease demand for our services.
     Media reports and some studies have suggested that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, or interfere with various electronic medical devices, including hearing aids and pacemakers. Additional studies have been undertaken to determine whether the suggestions from those reports and studies are accurate. In addition, lawsuits have been filed against various participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. While many of these lawsuits have been dismissed on various grounds, including a lack of scientific evidence linking wireless handsets with such adverse health consequences, future lawsuits could be filed based on new evidence or in different jurisdictions. If any such suits do succeed, or if plaintiffs are successful in negotiating settlements, it is likely additional suits would follow. In addition to health concerns, safety concerns have been raised with respect to the use of wireless handsets while driving. Certain states and municipalities in which we provide service or plan to provide service have passed laws prohibiting the use of wireless phones while driving, or requiring the use of wireless headsets, and other states and municipalities may do so in the future.
     If consumers’ health concerns over radio frequency emissions increase, consumers may be discouraged from using wireless handsets or services, regulators may impose restrictions or increased requirements on the location and operation of cell sites, the use or design of wireless telephones may restrict the use of wireless handsets while driving, or may require that all wireless telephones include an earpiece that would enable the use of wireless telephones without holding them against the user’s head. Such legislation or regulation could increase the cost of our wireless handsets, reduce demand for our products and services, and increase other operating expenses, or could expose wireless providers to further litigation, which, even if not successful, may be costly to defend and could divert management’s attention from our business. In addition, compliance with such new requirements, and the associated costs, could adversely affect our business. The actual or perceived risk of radio frequency emissions could adversely affect us through a reduction in customers or a reduction in the availability of financing in the future. If any of these risks occur, it could have a material adverse effect on our business, financial condition and operating results.
System failures, security breaches and the unauthorized use of or interference with our network could cause delays or interruptions of service, increase our cost of operations, and result in harm to our business reputation which could cause us to lose customers.
     To be successful, we must provide our customers reliable, trustworthy service. We rely upon our networks and the networks of other providers to support all of our services. Some of the risks to our networks and infrastructure which may prevent us from providing reliable service include:
•	physical damage to outside plant facilities;

•	power surges or outages;

•	equipment failure;

•	vendor or supplier failures or delays;

•	software defects;

•	viruses and other attacks by hackers;

•	unauthorized use of our or our provider’s networks;

•	human error;

•	disruptions beyond our control, including disruptions caused by terrorist activities, theft, or natural disasters; and

•	failures in operational support systems.
     Network disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses. Further, our administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud, or the costs to replace or repair the network, may be substantial, thus causing our costs to provide service to increase. Fraudulent use of our network may also impact interconnection and long distance costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent roaming. Such increased costs could have a material adverse impact on our financial results and impair our service resulting in higher churn as our competitors systems may not experience similar problems.
     Additionally, our physical facilities and information systems may be vulnerable to physical break-ins, computer viruses, theft, attacks by hackers, or similar disruptive problems. If hackers gain improper access to our databases, they may be able to steal, publish, delete, misappropriate or modify confidential personal information concerning our subscribers. In addition, misuse of our customer information could result in harm to our customers and legal actions against us and to additional harm perpetrated by third-parties who are given access to the consumer data. This could damage our reputation which could have a material adverse effect on our business, financial condition and operating results.
Risks Related to Legal and Regulatory Matters
Our ability to provide service to our customers and generate revenues could be harmed by adverse regulatory action.
     Our FCC licenses are major assets that we use to provide our services. Our FCC licenses are subject to revocation and we may be subject to fines, forfeitures, penalties or other sanctions, including the imposition of mandatory reporting requirements, license conditions, the imposition of corporate monitors, and limitations on our ability to participate in future FCC auctions, if the FCC were to find that we are not in compliance with its rules or the requirements of the Communications Act. We must renew our FCC licenses periodically. Renewal applications are subject to FCC review and public comment to ensure that licensees meet their licensing requirements and comply with other applicable FCC requirements, rules and regulations. If we fail to file for renewal of any particular license at the appropriate time, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. In addition, many of our licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the applicable construction requirement. If the FCC finds that our construction, or the construction of prior licensees, is insufficient, the FCC could terminate our license. For all PCS, AWS and 700 MHz licenses, the FCC also requires that a licensee provide substantial service in order to receive a renewal expectancy. There is no guarantee that the FCC will find the completed system construction sufficient to meet the build out or renewal requirement. Additionally, while incumbent licensees enjoy a certain renewal expectancy if they provide substantial service, the substantial service standard is not well articulated and there is no guarantee that the FCC will conclude that we are providing substantial service, that we are entitled to a renewal expectancy, or will renew all or any of our licenses, without the imposition of adverse conditions. In addition, a failure to comply with applicable license conditions or regulatory requirements could result in revocation or termination of our licenses, in the loss of rights to serve unbuilt areas and/or fines and forfeitures. The FCC may also impose additional regulatory requirements or conditions on our licenses or our business. Such additional regulatory requirements or conditions could increase the cost of doing business, could cause disruption to existing networks, and could require us to make substantial investments. Any loss or impairment of any of these licenses, failure to renew, fines and forfeitures, or the imposition of conditions could have a material adverse effect on our business, financial condition and operating results.

We may be unable to obtain necessary governmental authorizations and permits on reasonable terms and conditions.
     Our ability to operate our business is dependent on, among other things, our ability to obtain governmental authorizations and permits in the planning, construction and operation of our networks. Obtaining governmental authorizations and permits can be very time sensitive and require compliance with administrative and procedural rules. To remain competitive, we must obtain such authorizations and permits on a timely basis, at a reasonable cost and on acceptable terms and conditions. If we cannot obtain the necessary governmental authorizations and permits at all or on reasonable terms and conditions, we may incur substantial costs associated with finding an alternate, viable resolution, relocating sites and infrastructure, writing off cost and expenses associated with sites we are unable to use, and we may experience a delay or impairment in the provisioning of our services which could have a material adverse effect on our business, financial condition and operating results.
We are subject to significant federal and state regulation.
     The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not impose new or revised regulatory requirements, new or increased costs or require changes in our current or planned operations. State regulatory agencies also are increasingly focused on the quality of service and support that wireless carriers provide to their customers and several agencies have proposed or enacted new and potentially burdensome regulations in this area. We also cannot assure you that the Communications Act, from which the FCC obtains its authority, will not in its current state result in the imposition of additional costs for compliance or be further amended in a manner that could be adverse to us. For instance, the FCC restricts the ownership levels held by foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country, and as a public company, the costs and results of compliance with such restrictions may have a material adverse effect on our business, financial condition or operating results. Further, with the recent change in party affiliation of the President of the United States and changes in the composition of Federal and stated legislatures there may be additional legislative or regulatory changes that affect our business. The FCC also may change its rules, which could result in adverse consequences to our business, including harmful interference to our existing networks and spectrum. For example, the FCC recently proposed to allocate 20 or 25 MHz of spectrum for a nationwide broadband network operating in spectrum adjacent or proximate to the existing allocated and licensed AWS spectrum, including spectrum for which we are licensed. The FCC also has proposed service rules for 10 MHz of spectrum for AWS services operating in spectrum adjacent to the existing PCS spectrum. The technical rules proposed by the FCC for these blocks of spectrum may result in interference to our existing and planned PCS and AWS networks which could cause our customers to experience dropped calls and degraded call quality while using our system. With the exception of the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area, we are licensed for or have access to only AWS and PCS spectrum in our metropolitan areas and therefore we would be unable to use other frequency bands to avoid any such interference. If, as a result of interference, our customers experience a significant increase in dropped calls or significantly degraded service, we could experience higher churn and we may have difficulty adding additional customers, which could have an adverse effect on our business, our financial condition and operating results. In addition, the interference may cause our networks to have reduced capacity which may require us to incur additional costs of adding cell sites or DAS nodes and to spend additional capital.
     Our operations also are subject to various other regulations, including certain regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. Because of our smaller size, governmental regulations and orders can disproportionately increase our costs and affect our competitive position compared to other larger telecommunications providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business. As previously noted herein, a variety of changes in regulatory policies are under consideration and depending upon the outcomes, the changes could materially adversely effect our business, financial condition, or operating results.

     Compliance with current or future federal, state, or local laws, regulations, rules, and ordinances could have a material adverse effect on our business, financial condition, or operating results, including but not limited to, increasing our operating expenses or costs, requiring us to obtain new or additional authorizations or permits, requiring us to change our business and customer service processes, limiting our ability to attract and retain certain customer segments, increasing the costs of our services to our customers, requiring system and network upgrades, requiring us to hire additional employees, and requiring us to spend significant additional capital. A failure to meet or maintain compliance with federal, state or local regulations, laws, rules or ordinances also could have a material adverse effect on our business, financial condition, or operating results, including, but not limited to, subjecting us to fines, forfeitures, penalties, license revocations, or other sanctions, including the imposition of mandatory reporting requirements, limitation on our ability to participate in future FCC auctions or acquisitions of spectrum, and compliance programs and corporate monitors. In addition, a material failure to comply with regulations or statutory requirements may limit our ability to draw certain amounts under our senior secured credit facility or could result in a default under our indebtedness.
The structure of the transaction with Royal Street Communications creates risks because Royal Street Communications may be required to pay back credits received in the grant of its open licenses or to forfeit closed licenses.
     Royal Street Communications acquired its PCS licenses as a DE. As a result, Royal Street Communications received a bidding credit equal to approximately $94 million for its “open” PCS licenses and was granted certain “closed” licenses in Florida for which DEs were the only qualified applicants. Subject to certain non-controlling investor protections in Royal Street Communications’ limited liability company agreement, C9 has control over the operations of Royal Street because it has the right to elect three of the five members of Royal Street Communications’ management committee, which have the full power to direct the management of Royal Street Communications. However, the Royal Street Communications business plan may become so closely aligned with our business plan that there is a risk the FCC may find Royal Street Communications to have relinquished control over its licenses to us in violation of FCC requirements. In 2006 the FCC made changes to the DE rules which preclude the wholesale arrangements we have with Royal Street Communications on a prospective basis, but the FCC grandfathered our existing wholesale relationship. Further, the FCC has an ongoing proceeding seeking to determine what additional changes, if any, may be required or appropriate to its DE program and aspects of the DE program remain subject to challenge in federal courts of appeal. While the FCC has grandfathered the existing arrangements between Royal Street Communications and us, there can be no assurance that any changes that may be required with respect to those arrangements in the future will not cause the FCC to determine that the changes would trigger the loss of DE eligibility for Royal Street. If the FCC were to determine that Royal Street has failed to exercise the requisite control over its licenses and thus lost its status as a DE, Royal Street would be required to repay the FCC the amount of the bidding credit on a five-year straight-line basis beginning on the grant date of the license, which was December 2005, and it could lose some or all of the licenses only available to DEs which have not yet been constructed, which includes several of its licenses in Florida. If Royal Street lost those licenses or was required to repay the bidding credits it received, it could have a material and adverse effect on our business, financial condition and operating results.
Royal Street owns certain licenses that we do not control and that may never be sold to us.
     Our agreements with Royal Street Communications allow us in accordance with applicable laws and regulations to actively participate in the development of the Royal Street licenses and networks, and we have the right to purchase, on a wholesale basis, 85% of the engineered capacity provided by the Royal Street systems and to resell those services on a retail basis under our brand. We, however, do not control Royal Street or the Royal Street licenses. C9, an unaffiliated third party, has the ability through June 2012 to require us to purchase, or put, all or part of its ownership interest in Royal Street Communications, but we have no corresponding right to require C9 to sell to us, or call, its ownership interest in Royal Street Communications to us. C9 might not exercise its put rights or, if it does, we do not know when such exercise may occur. Further, the FCC’s rules restrict our ability to acquire or control Royal Street during the period that Royal Street must maintain its eligibility as a DE, which is currently through December 2010. Thus, we cannot be certain that the Royal Street licenses will be developed in a manner fully consistent with our business plan or that C9 will act in ways that benefit us.

Spectrum for which we have been granted licenses as a result of AWS Auction 66 and Auction 73 is subject to certain legal challenges, which may ultimately result in the FCC revoking our licenses.
     We were required by the applicable FCC rules to pay the full purchase price of approximately $1.4 billion and $313.3 million to the FCC for the licenses we were granted as a result of Auction 66 and Auction 73, respectively, even though there are ongoing challenges to some aspects of the final auction rules as they relate to DE participation in the auctions. Several interested parties are appealing these rules in the U.S. Courts and are seeking, among other relief, to overturn the results of Auction 66 and Auction 73. We are unable at this time to predict with certainty the likely outcome of these challenges. If the courts invalidate either auction, we could lose the licenses granted to us as a result of the auctions and would have no assurance of being able to reacquire the licenses in a subsequent re-auction. While we would likely receive a refund of the payments made to the FCC for the spectrum should either auction be overturned, we would not be reimbursed for time, money and efforts spent to clear the spectrum, expenses incurred to build systems operating on the spectrum, the interest expenses incurred by us prior to the refund, the losses associated with launching the markets on this spectrum, or the loss of revenue and profits associated with these markets. In addition, there could be a delay in us receiving a refund of our payments until the appeal is final. If the results of either auction were overturned and we receive a refund, the delay in the return of our money, the interest we would have incurred without reimbursement, the loss of any amounts spent to develop the licenses in the interim, which could be substantial, and the loss of the ability to provide service in the metropolitan areas covered by such licenses, may materially and adversely affect our business, financial condition and operating results.
Legal actions by the Copyright Office of the Library of Congress and by third parties may have an adverse effect on our distribution strategy.
     Many carriers, including us, routinely place software locks on wireless handsets, which prevent a customer from using a wireless handset sold by one carrier on another carrier’s system. The Copyright Office of the Library of Congress, or Copyright Office, has adopted an exemption that allows a person to circumvent such software locks and other firmware that enable wireless handsets to connect to a wireless telephone network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. Based in part on this exemption, we have implemented a “flashing” service which allows new customers to “unlock” their existing handsets and connect them to our network. The anti-circumvention exemption is due to expire in October 2009, is subject to review in pending proceedings before the Library of Congress, and may not be extended. In addition, one carrier has alleged that our flashing program infringes and dilutes their trademarks and service marks and that we are inducing the breach of their agreements with their customers. If a significant number of new customers are attracted to our service as a result of our flashing service and we are unable to continue such service, it could adversely affect our ability to continue to attract new customers to our service and could impose additional costs on us, which could have a material adverse effect on our business, financial condition and operating results. The unlocking rules also may allow customers who are dissatisfied with their current service to utilize the services of our competitors or us without having to purchase a new handset. The ability of our customers to leave our service and use their wireless handsets on other carriers’ networks may have an adverse material impact on our business. In addition, since we provide a subsidy for handsets to our distribution partners that are incurred in advance, we may experience higher distribution costs resulting from wireless handsets not being activated or maintained on our network, which costs may be material, and which could have a material adverse effect on our business, financial condition and operating results.
General Matters
Our stock price has historically been and may continue to be volatile and you may lose all or some of your investment.
     The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of our common stock has been, and is likely to be, subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:
•	actual or anticipated fluctuations in our or our competitors’ operating and financial results;

•	changes in, or our failure to meet, securities analysts’ expectations;

•	entry of new competitors into our markets;

•	introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors, including the introduction of unlimited fixed-rate plans by our competitors;

•	challenges to our intellectual property rights or claims that we infringe the intellectual property rights of others;

•	conditions and trends in the communications and high technology markets;

•	mergers, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	sales of our common stock by our directors, executive officers or affiliates or significant stockholders;

•	volatility in stock market prices and volumes, which is particularly common among securities of telecommunications companies;

•	the general state of the U.S. and world economies;

•	the announcement, commencement, bidding and closing of auctions for new spectrum or acquisitions of other businesses; and

•	recruitment or departure of key personnel.
     In addition, in recent months, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the trading price of securities issued by many companies, including companies in the telecommunications industry. The changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business, financial condition and operating results.
Your ownership interest could be diluted by future issuances of shares that our Board has the authority to issue, and such future issuances or sales of such shares may adversely affect the market price of MetroPCS’ common stock.
     We have registered all shares of common stock that we may issue under our stock option and performance award plans; thus, when we issue shares under these plans, the shares can be freely sold in the public market subject to any requirements under the Securities Act. We also have granted certain of our stockholders the right to require us to register their shares of our common stock. If we propose to register any additional securities under the Securities Act, either for our own account or for the account of security holders exercising registration rights, the number of shares subject to registration could increase and your interest could be significantly diluted and the sale of these shares may have a negative impact on the market price for our common stock. Further, the sale of a substantial amount of our common stock, or the possibility of such a sale, including sales by significant stockholders or executives of the Company, may reduce the market price of our common stock and could impede our ability to raise future capital through the issuance of equity securities at a time and at a price we deem appropriate.
If we fail to manage our planned growth effectively and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
     We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience substantial growth in the future. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. Previously, we failed to adequately implement financial controls and management systems. We publicly acknowledged deficiencies in our financial reporting as early as August 2004, and have made changes in our controls and systems that are designed to address these deficiencies. Our expected growth will also require stringent control of costs, diligent management of our network infrastructure and our growth, increased capital requirements, increased costs associated with marketing activities, the ability to attract and retain qualified management, technical and sales personnel and the training and management of new personnel, and the design and implementation of financial and management controls. Our growth will challenge the capacity and abilities of existing employees and future employees at all levels of our business and the controls and systems we have implemented. Failure to successfully manage our expected growth and development could have a material adverse effect on our business, increase our costs and adversely affect our level of service and inadequate internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.
The value of our FCC licenses may drop in the future as a result of volatility in the marketplace and the sale of additional spectrum by the FCC.
     The market value of FCC licenses has been subject to significant volatility in the past and the value of our licenses may continue to fluctuate as the FCC continues to auction, and make available through regulatory flexibility, additional substantial amounts of spectrum. The impact of these future actions and auctions on license values is uncertain. There can be no assurance of the market value of our FCC licenses or that the market value of our FCC licenses will not be volatile in the future. If the value of our licenses was to decline significantly, we could be forced to record non-cash impairment charges which could impact our ability to borrow additional funds. A significant impairment loss could have a material adverse effect on our operating income and on the carrying value of our licenses on our balance sheet.
Declines in our operating performance could ultimately result in an impairment of our indefinite-lived assets, including FCC licenses, or our long-lived assets, including property and equipment.
     We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including FCC licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. If we do not achieve our planned operating results, this may ultimately result in a non-cash impairment charge related to our long-lived and/or our indefinite-lived intangible assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our FCC licenses and/or our long-lived assets on our balance sheet.
We may be unable to service our debt and to refinance our indebtedness before maturity.
     Our ability to meet our existing or future debt obligations and to reduce our indebtedness will depend on our future performance and the other cash requirements of our business. Our performance, to a certain extent, is subject to general economic conditions, financial, competitive, business, political, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payment on our debt will depend on the satisfaction of covenants in our senior secured credit facility, the indentures governing our senior notes, other debt agreements and other agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios and satisfy financial condition tests. We cannot assure you that we will continue to generate sufficient cash flow from operations at or above current levels or that future borrowings will be available to us under our senior secured credit facility or from other sources in an amount sufficient to enable us to repay all of our indebtedness timely. As a result, we believe we may need to refinance all or a portion of our remaining existing indebtedness prior to its maturity. Disruptions in the financial markets could make it more difficult to obtain debt or equity financing on reasonable terms or at all. We cannot assure you that we will be able to service our debt or refinance any or all of our indebtedness on favorable or commercially reasonable terms, or at all.
Our senior secured credit facility and the indentures governing our senior notes include restrictive covenants that limit our operating flexibility.
     Our senior secured credit facility and indentures governing our senior notes impose material operating and financial restrictions on us. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability to engage in some transactions, including the following:
•	incurring additional debt;

•	paying dividends, redeeming capital stock or making other restricted payments or investments;

•	selling or buying assets, properties or licenses;

•	developing assets, properties or licenses which we have or in the future may procure;

•	creating liens on assets;

•	participating in future FCC auctions of spectrum or private sales of spectrum or purchasing businesses;

•	merging, consolidating or disposing of assets;

•	entering into transactions with affiliates; and

•	placing restrictions on the ability of subsidiaries (other than Royal Street and its subsidiaries) to pay dividends or make other payments.
     Under the senior secured credit facility, we are also subject to financial maintenance covenants with respect to our senior secured leverage and in certain circumstances total maximum consolidated leverage and certain minimum fixed charge coverage ratios. These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal on our outstanding debt, complete acquisitions for cash or debt or react to changes in our operating environment or the economy. Any future debt that we incur may contain similar or more restrictive covenants.
     Any failure to comply with the restrictions of the senior secured credit facility or the indentures governing our senior notes, or certain current and any subsequent financing agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving our lenders the right to terminate any commitments they had made to provide us with further funds and to require us to repay all amounts then outstanding.
Our substantial indebtedness could adversely affect our business, financial condition and operating results and our senior creditors would have a prior secured claim to any collateral securing the debt owed to them.
     Our ability to make payments on our debt and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Our substantial debt service obligations could have important material consequences to you, including the following:
•	limiting our ability to borrow money or sell stock to fund working capital, capital expenditures, debt service requirements, acquisitions, technological initiatives and other general corporate purposes;

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business or the telecommunications industry;

•	limiting our ability to increase our capital expenditures to roll out new services;

•	limiting our ability to purchase additional spectrum or develop new metropolitan areas in the future;

•	reducing the amount of cash available for working capital needs, capital expenditures for existing and new markets and other corporate purposes by requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness; and

•	placing us at a competitive disadvantage to our competitors who are less leveraged than we are.
     Any of these risks could impair our ability to fund our operations or limit our ability to expand our business as planned, which could have a material adverse effect on our business, financial condition, and operating results.
     Further, although we have substantial indebtedness, we may still be able to incur significantly more debt as market conditions permit, which could further reduce the cash we have available to invest in our operations, as a result of our increased debt service obligations. The terms of the agreements governing our long-term indebtedness, subject to specified limitations, allow for the incurrence of additional indebtedness by us and our subsidiaries. In addition, funding remains available under the revolving credit facility portion of the senior secured credit facility. The more leveraged we become, the more we, and in turn the holders of our securities, become exposed to the risks described above. Additionally, the secured creditors received a pledge of all of the equity of MetroPCS Wireless, Inc., or Wireless, and of its existing and future direct and indirect subsidiaries, where most of our assets and all of our operations and business results are generated and generally have a lien on all of the assets of Wireless and these subsidiaries.
Settlements, judgments, restraints on our current or future manner of doing business or legal costs resulting from pending or future litigation could have an adverse effect on our business, financial condition, and operating results.
     We are regularly involved in a number of legal proceedings before various state and federal courts and the FCC. Such legal proceedings can be complex, costly, protracted and highly disruptive to business operations by diverting the attention and energies of management and other key personnel. Also, changes in the law or legal interpretations can affect the outcome of existing rules. The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events which are not within our control. The outcome of litigation, including amounts ultimately received or paid upon settlement or other resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements. In addition, litigation or similar proceedings could impose restraints on our current or future manner of doing business. Such potential outcomes could have a material adverse effect on our business financial condition, of operating results, or ability to do business.
We are currently controlled by a limited number of stockholders, and their interests may be different from yours.
     A certain portion of the voting power of our capital stock is concentrated in the hands of a few shareholders some of which are members of our board of directors. As a result, if such persons act together, they may have the ability to significantly influence whether required consents can be obtained and may have substantial control over all matters submitted to our stockholders for approval, including the election and removal of directors, changes in our capital structure, governance, shareholder approvals and the approval of any merger, consolidation or sales of all or substantially all of our assets. These stockholders may have different interests than the other holders of our common stock and may make decisions that are adverse to your interests.
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
     Our board of directors includes representatives of certain of our significant stockholders. Those stockholders and their respective affiliates may invest in entities that directly or indirectly compete with us, companies in which they are currently invested may already compete with us, or companies in which we transact business. As a result of these relationships, when conflicts between the interests of those stockholders or their respective affiliates and the interests of our other stockholders arise, these directors may not be disinterested. Under Delaware law, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction, or (3) the transaction is otherwise fair to us. Also, pursuant to the terms of our certificate of incorporation, our non-employee directors are not required to offer us any corporate opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them in their capacity as a director of our Company.
Our certificate of incorporation, bylaws and Delaware corporate law contain provisions which could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.
     Delaware law, as well as our certificate of incorporation and bylaws, contains provisions that could delay or prevent a change in control of our Company, even if it were beneficial to our stockholders to do so. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:
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
     Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and other financial or statistical information to vary from our forward-looking estimates by a material amount.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We currently maintain our executive offices in Richardson, Texas, and regional offices in Alameda, California; Folsom, California; Irvine, California; Norcross, Georgia; Plano, Texas; Livonia, Michigan; Sunrise, Florida; Tampa, Florida; Orlando, Florida; Las Vegas, Nevada; Chelmsford, Massachusetts; Hawthorne, New York; and Ft. Washington, Pennsylvania. As of December 31, 2008, we also operated 127 retail stores throughout our metropolitan areas. Our executive offices, all of our regional offices, switch sites, retail stores and virtually all of our cell sites are leased from unaffiliated third parties. We believe these properties, which are being used for their intended purposes, are adequate and well-maintained.

Item 3. Legal Proceedings
     We are involved in litigation from time to time, including litigation regarding intellectual property claims that we consider to be in the normal course of business. We are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock began trading on April 19, 2007 on the New York Stock Exchange under the symbol “PCS.” Prior to April 19, 2007, there was no established public trading market for our common stock. The following table sets forth for the periods indicated the high and low composite per share prices as reported by the New York Stock Exchange.

	High	Low
Fiscal year ended December 31, 2007
Second quarter	$36.68	$27.40
Third quarter	40.33	24.15
Fourth quarter	27.85	15.10
Fiscal year ended December 31, 2008
First quarter	$18.72	$14.50
Second quarter	21.83	17.08
Third quarter	17.92	12.98
Fourth quarter	15.98	10.71
Holders
     As of January 30, 2009, the closing price of our common stock was $13.59 per share, there were 350,999,607 shares of our common stock outstanding, and there were over 18,000 holders of record of our common stock.
Dividends
     We have never paid or declared any regular cash dividends on our common stock and do not intend to declare or pay regular cash dividends on our common stock in the foreseeable future. The terms of our senior secured credit facility and the indentures related to our 9 1/4% senior notes restrict our ability to declare or pay dividends. We currently intend to retain future earnings, if any, to invest in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:
•	any applicable contractual restrictions limiting our ability to pay dividends;

•	our earnings and cash flows;

•	our capital requirements;

•	our future needs for cash;

•	our financial condition; and

•	other factors our board of directors deems relevant.

Equity Compensation Plan Information
     The following table provides information as of December 31, 2008 with respect to shares of MetroPCS Communications’ common stock issuable under our equity compensation plans.

	Number of Securities to be		Number of Securities
	Issued Upon Exercise of	Weighted Average Exercise	Remaining Available for Future
	Outstanding Options,	Price of Outstanding Options,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	30,677,588	$13.21	13,552,419
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	30,677,588	$13.21	13,552,419

(1)	Consists of the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc., as amended, and the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan.
Non-Employee Director Remuneration Plan
     Non-employee members of our board of directors are eligible to participate in our non-employee director remuneration plan under which such directors receive compensation for serving on the board of directors. In 2008, the Compensation Committee of the Board of Directors amended and restated the Remuneration Plan (the “2008 Remuneration Plan”) to be more competitive with the market and to be more reflective of the Company’s status as a public company. As of December 31, 2008, compensation to be paid pursuant to the 2008 Remuneration Plan to non-employee directors of our Company included annual retainers, stock options, board meeting fees, and committee paid event fees.
Recent Sales of Unregistered Securities
     None.
Issuer Purchases of Equity Securities
     We did not repurchase any equity securities during the period covered by this report.

Item 6. Selected Financial Data
     The following tables set forth selected consolidated financial data. We derived our selected consolidated financial data as of and for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 from our consolidated financial statements. The historical selected financial data may not be indicative of future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In Thousands, Except Share and Per Share Data)
Statement of Operations Data:
Revenues:
Service revenues	$616,401	$872,100	$1,290,947	$1,919,197	$2,437,250
Equipment revenues	131,849	166,328	255,916	316,537	314,266

Total revenues	748,250	1,038,428	1,546,863	2,235,734	2,751,516
Operating expenses:
Cost of service (excluding depreciation and amortization disclosed separately below)	200,806	283,212	445,281	647,510	857,295
Cost of equipment	222,766	300,871	476,877	597,233	704,648
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)	131,510	162,476	243,618	352,020	447,582
Depreciation and amortization	62,201	87,895	135,028	178,202	255,319
Loss (gain) on disposal of assets	3,209	(218,203)	8,806	655	18,905

Total operating expenses	620,492	616,251	1,309,610	1,775,620	2,283,749

Income from operations	127,758	422,177	237,253	460,114	467,767
Other expense (income):
Interest expense	19,030	58,033	115,985	201,746	179,398
Accretion of put option in majority-owned subsidiary	8	252	770	1,003	1,258
Interest and other income	(2,472)	(8,658)	(21,543)	(63,936)	(23,170)
Impairment loss on investment securities	—	—	—	97,800	30,857
(Gain) loss on extinguishment of debt	(698)	46,448	51,518	—	—

Total other expense	15,868	96,075	146,730	236,613	188,343

Income before provision for income taxes	111,890	326,102	90,523	223,501	279,424
Provision for income taxes	(47,000)	(127,425)	(36,717)	(123,098)	(129,986)

Net income	64,890	198,677	53,806	100,403	149,438
Accrued dividends on Series D Preferred Stock	(21,006)	(21,006)	(21,006)	(6,499)	—
Accrued dividends on Series E Preferred Stock	—	(1,019)	(3,000)	(929)	—
Accretion on Series D Preferred Stock	(473)	(473)	(473)	(148)	—
Accretion on Series E Preferred Stock	—	(114)	(339)	(106)	—

Net income applicable to Common Stock	$43,411	$176,065	$28,988	$92,721	$149,438

Net income per common share(1):
Net income per common share — basic	$0.18	$0.71	$0.11	$0.29	$0.43

Net income per common share — diluted	$0.15	$0.62	$0.10	$0.28	$0.42

Weighted average shares(1):
Basic	126,722,051	135,352,396	155,820,381	287,692,280	349,395,285

Diluted	150,633,686	153,610,589	159,696,608	296,337,724	355,380,111

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In Thousands)
Other Financial Data:
Net cash provided by operating activities	$150,379	$283,216	$364,761	$589,306	$447,490
Net cash used in investment activities	(190,881)	(905,228)	(1,939,665)	(517,088)	(1,294,275)
Net cash (used in) provided by financing activities	(5,433)	712,244	1,623,693	1,236,492	74,525

	As of December 31,
	2004	2005	2006	2007	2008
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents & short-term investments	$59,441	$503,131	$552,149	$1,470,208	$697,948
Property and equipment, net	636,368	831,490	1,256,162	1,891,411	2,847,751
Total assets	965,396	2,158,981	4,153,122	5,806,130	6,422,148
Long-term debt (including current maturities)	184,999	905,554	2,596,000	3,002,177	3,074,992
Series D Cumulative Convertible Redeemable Participating Preferred Stock	400,410	421,889	443,368	—	—
Series E Cumulative Convertible Redeemable Participating Preferred Stock	—	47,796	51,135	—	—
Stockholders’ equity	125,434	367,906	413,245	1,848,746	2,034,323

(1)	See Note 19 to the consolidated financial statements included elsewhere in this report for an explanation of the calculation of basic and diluted net income per common share. The calculation of basic and diluted net income per common share for the years ended December 31, 2004 and 2005 is not included in Note 19 to the consolidated financial statements.

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
     We are a wireless telecommunications carrier that currently offers wireless services primarily in the greater Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, San Francisco, Sacramento and Tampa/Sarasota metropolitan areas. We launched service in the greater Atlanta, Miami and Sacramento metropolitan areas in the first quarter of 2002; in San Francisco in September 2002; in Tampa/Sarasota in October 2005; in Dallas/Ft. Worth in March 2006; in Detroit in April 2006; in Orlando in November 2006; in Los Angeles in September 2007; in Las Vegas in March 2008; in Jacksonville in April 2008; in Philadelphia in July 2008; and in New York and Boston in February 2009. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interests in Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee. We have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Royal Street has constructed, or is in the process of constructing, its network infrastructure in its licensed metropolitan areas. We commenced commercial services in Orlando and certain portions of northern Florida in November 2006 and in Los Angeles in September 2007 through our arrangements with Royal Street. Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement. As of December 31, 2008, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $1.0 billion of which Royal Street had net outstanding borrowings of $905.0 million through December 31, 2008. On February 17, 2009, we executed an amendment to the loan agreement which increased the amount available to Royal Street under the loan agreement by an additional $550.0 million. Royal Street has incurred an additional $14.2 million in net borrowings through February 23, 2009.
     As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses. We currently plan to focus on building out networks to cover approximately 40 million of total population during 2009-2010 including the launch of the Boston and New York metropolitan areas in February 2009.
     We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, under simple and affordable flat monthly rate service plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited voicemail, caller ID, call waiting, enhanced directory assistance, unlimited text messaging, mobile Internet browsing, push e-mail, social networking services, location based services, mobile instant messaging, picture and multimedia messaging and the ability to place unlimited long distance calls from within our local service calling area to any number in the continental United States. We offer flat-rate monthly plans at $30, $35, $40, $45 and $50, as well as Family Plans which offer discounts to our monthly plans for multiple lines. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and terminated if the customer does not pay within thirty days. For additional fees, we also provide international long distance and international text messaging, ringtones, ring back tones, downloads, games and content applications, unlimited directory assistance, location services and other value-added services. As of December 31, 2008, approximately 80% of our customers have selected a $40 or higher rate plan. Our flat-rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us in the Royal Street markets under the MetroPCS brand.
Critical Accounting Policies and Estimates
     On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157, for financial assets and liabilities. SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.
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
     Our customers have the right to return handsets within a specified time or within a certain amount of use, whichever occurs first. We record an estimate for returns as contra-revenue at the time of recognizing revenue. Our assessment of estimated returns is based on historical return rates. If our customers’ actual returns are not consistent with our estimates of their returns, revenues may be different than initially recorded.
     We follow the provisions of Emerging Issues Task Force or EITF, No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF No. 00-21. EITF No. 00-21, addresses the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting and the consideration received is allocated among the separate units of accounting using the residual method of accounting.
     We determined that the sale of wireless services through our direct and indirect sales channels with an accompanying handset constitutes revenue arrangements with multiple deliverables. In accordance with EITF No. 00-21, we divide these arrangements into separate units of accounting and allocate the consideration between the handset and the wireless service using the residual method of accounting. Consideration received for the wireless service is recognized at fair value as service revenue when earned, and any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer.

Allowance for Uncollectible Accounts Receivable
     We maintain allowances for uncollectible accounts for estimated losses resulting from the inability of our independent retailers to pay for equipment purchases and for amounts estimated to be uncollectible for intercarrier compensation. We estimate allowances for uncollectible accounts from independent retailers based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of a material portion of our independent retailers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where we are aware of a specific carrier’s inability to meet its financial obligations to us, we record a specific allowance for intercarrier compensation against amounts due; to reduce the net recognized receivable to the amount we reasonably believe will be collected. Total allowance for uncollectible accounts receivable as of December 31, 2008 was approximately 12% of the total amount of gross accounts receivable.
Inventories
     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. Total inventory reserves for obsolescent and unmarketable inventory were not significant as of December 31, 2008. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.
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
     We establish reserves when, despite our belief that our tax returns are fully supportable, we believe that certain positions may be challenged and ultimately modified. We adjust the reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of income tax related reserve positions and changes to income tax reserves that we consider appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. Tax reserves as of December 31, 2008 were $37.6 million of which $5.2 million and $32.4 million are presented on the consolidated balance sheet in accounts payable and accrued expenses and other long-term liabilities, respectively.
     On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.
Property and Equipment
     Depreciation on property and equipment is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets, three to ten years for capitalized interest, three to seven years for office equipment, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement, whichever is shorter. The estimated life of property and equipment is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the assets could be extended based on the life assigned to new assets added to property and equipment. This could result in a reduction of depreciation expense in future periods.
     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. If actual results are not consistent with our assumptions and estimates, we may be exposed to an additional impairment charge associated with long-lived assets. The carrying value of property and equipment was approximately $2.8 billion as of December 31, 2008.
Long-Term Investments
     We account for our investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2008, all of the Company’s long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on our investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. See Note 10 to the consolidated financial statements included elsewhere in this report.
     Declines in fair value that are considered other-than-temporary are charged to earnings and those that are considered temporary are reported as a component of other comprehensive income in stockholders’ equity. The Company has recorded an impairment charge of $30.9 million during the year ended December 31, 2008, reflecting the portion of the auction rate security holdings that the Company has concluded have an other-than-temporary decline in value.
     The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The estimated market value of the Company’s auction rate security holdings at December 31, 2008 was approximately $6.0 million.
     With the continuing liquidity issues experienced in the global credit and capital markets, the auction rate securities held by the Company at December 31, 2008 continued to experience failed auctions as the amount of securities submitted for sale in the auctions exceeded the amount of purchase orders. In addition, all of the auction rate securities held by the Company have been downgraded or placed on credit watch. The Company may incur additional impairments to its auction rate securities which may be up to the full remaining value of such auction rate securities.
FCC Licenses and Microwave Relocation Costs
     We operate wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband mobile services. In November 2006, we acquired a number of AWS licenses which can be used to provide wireless broadband mobile services comparable to the PCS services provided by us, as well as other advanced wireless services. In June 2008, we acquired a 700 MHz license that also can be used to provide similar services. The PCS licenses previously included, and the AWS licenses currently include, the obligation to relocate existing fixed microwave users of our licensed spectrum if the use of our spectrum interfered with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits our system. Additionally, we incurred costs related to microwave relocation in constructing our PCS and AWS networks. The PCS, AWS and 700 MHz licenses and microwave relocation costs are recorded at cost. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses, fifteen years in the case of AWS licenses and approximately 10.5 years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of our PCS, AWS and 700 MHz licenses. The carrying value of FCC licenses and microwave relocation costs was approximately $2.4 billion as of December 31, 2008.
     Our primary indefinite-lived intangible assets are our FCC licenses. Based on the requirements of SFAS No. 142, “Goodwill and other Intangible Assets,”or SFAS No. 142, we test investments in our FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of our FCC licenses might be impaired. We perform our annual FCC license impairment test as of each September 30th. The impairment test consists of a comparison of the estimated fair value with the carrying value. We estimate the fair value of our FCC licenses using a discounted cash flow model. Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include our weighted average cost of capital and long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. We corroborate our determination of fair value of the FCC licenses, using the discounted cash flow approach described above, with other market-based valuation metrics. Furthermore, we segregate our FCC licenses by regional clusters for the purpose of performing the impairment test because each geographical region is unique. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible asset and charged to results of operations. Historically, we have not experienced significant negative variations between our assumptions and estimates when compared to actual results. However, if actual results are not consistent with our assumptions and estimates, we may be required to record an impairment charge associated with indefinite-lived intangible assets. Although we do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our FCC licenses or using a methodology other than a discounted cash flow model could result in different values for our FCC licenses and may affect any related impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate and management’s future business plans. A change in management’s future business plans or disposition of one or more FCC licenses could result in the requirement to test certain other FCC licenses. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived FCC licenses, we would be required to test these intangible assets for impairment in accordance with SFAS No. 142 and amortize the intangible asset over its remaining useful life.
     For the license impairment test performed as of September 30, 2008, the fair value of the FCC licenses was in excess of their carrying value. There have been no indicators of impairment and no impairment has been recognized through December 31, 2008.
Share-Based Payments
     We account for share-based awards exchanged for employee services in accordance with SFAS No. 123(R), “Share-Based Payment,” or SFAS No. 123(R). Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.
     We have granted nonqualified stock options. Most of our stock option awards include a service condition that relates only to vesting. The stock option awards generally vest in one to four years from the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.
     The determination of the fair value of stock options using an option-pricing model is affected by our common stock valuation as well as assumptions regarding a number of complex and subjective variables. Prior to our initial public offering, factors that our Board of Directors considered in determining the fair market value of our common stock, included the recommendation of our finance and planning committee and of management based on certain data, including discounted cash flow analysis, comparable company analysis and comparable transaction analysis, as well as contemporaneous valuation reports. After our initial public offering, the Board of Directors uses the closing price of our common stock on the date of grant as the fair market value for our common stock. The volatility assumption is based on a combination of the historical volatility of our common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with our historical volatility because of the lack of sufficient relevant history equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the stock options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by us.
     As share-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized stock-based compensation expense of approximately $41.1 million, $28.0 million and $14.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. We utilized the following weighted-average assumptions in estimating the fair value of the options grants for the years ended December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Expected dividends	0.00%	0.00%
Expected volatility	45.20%	42.69%
Risk-free interest rate	2.49%	4.54%
Expected lives in years	5.00	5.00
Weighted-average fair value of options:
Granted at below fair value	$—	$—
Granted at fair value	$6.95	$9.89
Weighted-average exercise price of options:
Granted at below fair value	$—	$—
Granted at fair value	$16.36	$22.41
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
Customer Recognition and Disconnect Policies
     When a new customer subscribes to our service, the first month of service is included with the handset purchase. Under GAAP, we are required to allocate the purchase price to the handset and to the wireless service revenue. Generally, the amount allocated to the handset will be less than our cost, and this difference is included in Cost Per Gross Addition, or CPGA. We recognize new customers as gross customer additions upon activation of service. We offer our customers the Metro Promise, which allows a customer to return a newly purchased handset for a full refund prior to the earlier of 30 days or 60 minutes of use. Customers who return their phones under the Metro Promise are reflected as a reduction to gross customer additions. Customers’ monthly service payments are due in advance every month. Our customers must pay their monthly service amount by the payment date or their service will be suspended, or hotlined, and the customer will not be able to make or receive calls on our network. However, a hotlined customer is still able to make E-911 calls in the event of an emergency. There is no service grace period. Any call attempted by a hotlined customer is routed directly to our interactive voice response system and customer service center in order to arrange payment. If the customer pays the amount due within 30 days of the original payment date then the customer’s service is restored. If a hotlined customer does not pay the amount due within 30 days of the payment date the account is disconnected and counted as churn. Once an account is disconnected we charge a $15 reconnect fee upon reactivation to reestablish service and the revenue associated with this fee is deferred and recognized over the estimated life of the customer.

Revenues
     We derive our revenues from the following sources:
     Service. We sell wireless broadband mobile services. The various types of service revenues associated with wireless broadband mobile for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including nationwide long distance, unlimited text messaging, international text messaging, voicemail, downloads, ringtones, games and content applications, unlimited directory assistance, enhanced directory assistance, ring back tones, mobile Internet browsing, mobile instant messaging, push e-mail and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring reactivation service charges to customers.
     Equipment. We sell wireless broadband mobile handsets and accessories that are used by our customers in connection with our wireless services. This equipment is also sold to our independent retailers to facilitate distribution to our customers.
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
     Cost of Equipment. Cost of equipment primarily includes the cost of handsets and accessories purchased from third-party vendors to resell to our customers and independent retailers in connection with our services. We do not manufacture any of this equipment.
     Selling, General and Administrative Expenses. Our selling expenses include advertising and promotional costs associated with marketing and selling to new customers and fixed charges such as retail store rent and retail associates’ salaries. General and administrative expenses include support functions including, technical operations, finance, accounting, human resources, information technology and legal services. We record stock-based compensation expense in cost of service and in selling, general and administrative expenses for expense associated with employee stock options, which is measured at the date of grant, based on the estimated fair value of the award.
     Depreciation and Amortization. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets, three to ten years for capitalized interest, three to seven years for office equipment, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the term of the respective leases, which includes renewal periods that are reasonably assured, or the estimated useful life of the improvement, whichever is shorter.
     Interest Expense and Interest Income. Interest expense includes interest incurred on our borrowings, amortization of debt issuance costs and amortization of discounts and premiums on long-term debt. Interest income is earned primarily on our cash and cash equivalents.

     Income Taxes. For the year ended December 31, 2008, we paid no federal income taxes, whereas for the years ended December 31, 2007 and 2006, we paid approximately $0.3 million and $2.7 million, respectively, in federal income taxes. In addition, we have paid $2.7 million, $1.1 million and an immaterial amount of state income tax during the years ended December 31, 2008, 2007 and 2006, respectively.
Seasonality
     Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third quarters of the year usually combine to result in fewer net customer additions. However, sales activity and churn can be strongly affected by the launch of new and surrounding metropolitan areas and promotional activity, which could reduce or outweigh certain seasonal effects.

	Net Additions			Subscribers
	Core	Expansion		Core	Expansion
MetroPCS Subscriber Statistics	Markets	Markets	Consolidated	Markets	Markets	Consolidated
	(In 000s)
2006
Q1	184	61	245	2,056	114	2,170
Q2	63	186	249	2,119	300	2,419
Q3	55	143	198	2,174	443	2,617
Q4	127	198	324	2,301	640	2,941
2007
Q1	184	270	454	2,485	910	3,395
Q2	58	97	155	2,543	1,007	3,550
Q3	36	78	114	2,578	1,086	3,664
Q4	81	218	299	2,659	1,304	3,963
2008
Q1	137	315	452	2,796	1,619	4,415
Q2	19	164	183	2,815	1,783	4,598
Q3	30	219	249	2,846	2,001	4,847
Q4	141	378	519	2,987	2,380	5,367
Operating Segments
     Operating segments are defined by SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the President, Chief Executive Officer and Chairman of the Board.
     As of December 31, 2008, we had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco, and Tampa/Sarasota. Each of these operating segments provide wireless broadband mobile voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location based services, social networking services and other value-added services.
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

Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

Reportable Operating Segment Data	2008	2007	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$1,504,870	$1,414,917	6%
Expansion Markets	932,380	504,280	85%

Total	$2,437,250	$1,919,197	27%

Equipment revenues:
Core Markets	$186,263	$220,364	(15)%
Expansion Markets	128,003	96,173	33%

Total	$314,266	$316,537	(1)%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$437,765	$439,162	0%
Expansion Markets	419,530	208,348	101%

Total	$857,295	$647,510	32%

Cost of equipment:
Core Markets	$374,777	$385,100	(3)%
Expansion Markets	329,871	212,133	56%

Total	$704,648	$597,233	18%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$171,819	$167,542	3%
Expansion Markets	275,763	184,478	50%

Total	$447,582	$352,020	27%

Adjusted EBITDA (2):
Core Markets	$720,334	$654,112	10%
Expansion Markets	62,799	12,883	387%
Depreciation and amortization:
Core Markets	$130,695	$117,344	11%
Expansion Markets	106,410	53,851	98%
Other	18,214	7,007	160%

Total	$255,319	$178,202	43%

Stock-based compensation expense:
Core Markets	$13,562	$10,635	28%
Expansion Markets	27,580	17,389	59%

Total	$41,142	$28,024	47%

Income (loss) from operations:
Core Markets	$557,425	$529,194	5%
Expansion Markets	(71,440)	(58,818)	21%
Other	(18,218)	(10,262)	78%

Total	$467,767	$460,114	2%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the year ended December 31, 2008, cost of service includes $2.9 million and selling, general and administrative expenses includes $38.2 million of stock-based compensation expense. For the year ended December 31, 2007, cost of service includes $1.8 million and selling, general and administrative expenses includes $26.2 million of stock-based compensation expense.

(2)	Core and Expansion Markets Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

     Service Revenues. Service revenues increased $518.1 million, or approximately 27%, to $2.4 billion for the year ended December 31, 2008 from $1.9 billion for the year ended December 31, 2007. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $90.0 million, or 6%, to $1.5 billion for the year ended December 31, 2008 from $1.4 billion for the year ended December 31, 2007. The increase in service revenues is primarily attributable to net customer additions of approximately 328,000 customers for the year ended December 31, 2008, which accounted for approximately $157.3 million of the Core Markets increase. This increase was partially offset by the higher participation in our Family Plans as well as reduced revenue from certain features included in our service plans that were previously provided a la carte, accounting for an approximately $56.2 million decrease. In addition, consolidated pass through charges revenue increased $40.9 million during the year ended December 31, 2008 compared to the same period in 2007. This increase is primarily attributable to a 35% increase in our consolidated customer base since December 31, 2007 and higher federal universal service fund, or FUSF, rates. Beginning on January 1, 2008, a portion of these revenues were allocated to the Expansion Markets in the amount of $52.2 million resulting in a net decrease of $11.3 million in the Core Markets for the year ended December 31, 2008 compared to the same period in 2007.

•	Expansion Markets. Expansion Markets service revenues increased $428.1 million, or approximately 85%, to $932.4 million for the year ended December 31, 2008 from $504.3 million for the year ended December 31, 2007. The increase in service revenues is primarily attributable to net customer additions of approximately 1.1 million customers for the year ended December 31, 2008, which accounted for approximately $417.4 million of the Expansion Markets increase. This increase was partially offset by the higher participation in our Family Plans as well as reduced revenue from certain features included in our service plans that were previously provided a la carte, accounting for an approximately $46.3 million decrease. In addition, pass through charges revenue increased $52.2 million during the year ended December 31, 2008 compared to the same period in 2007 due to the allocation of a portion of these revenues to the Expansion Markets beginning on January 1, 2008.
     Equipment Revenues. Equipment revenues decreased $2.3 million, or approximately 1%, to $314.3 million for the year ended December 31, 2008 from $316.6 million for the year ended December 31, 2007. The decrease is due primarily to a decrease in Core Markets equipment revenues, partially offset by an increase in Expansion Markets equipment revenues as follows:
•	Core Markets. Core Markets equipment revenues decreased $34.1 million, or 15%, to $186.3 million for the year ended December 31, 2008 from $220.4 million for the year ended December 31, 2007. The decrease in equipment revenues is primarily attributable to a lower average price of handsets activated reducing equipment revenues by $36.4 million, partially offset by an increase in upgrade handset sales to existing customers accounting for a $1.7 million increase in equipment revenues.

•	Expansion Markets. Expansion Markets equipment revenues increased $31.8 million, or 33%, to $128.0 million for the year ended December 31, 2008 from $96.2 million for the year ended December 31, 2007. The increase in equipment revenues is primarily attributable to an increase in gross customer additions which accounted for $31.1 million of the Expansion Markets increase, coupled with an increase in upgrade handset sales to existing customers accounting for a $26.0 million increase. These increases in equipment revenues were partially offset by a lower average price of handsets activated which accounted for a $28.2 million decrease.
     Cost of Service. Cost of service increased $209.8 million, or approximately 32%, to $857.3 million for the year ended December 31, 2008 from $647.5 million for the year ended December 31, 2007. The increase is due primarily to an increase in Expansion Markets cost of service, partially offset by a decrease in Core Markets cost of service as follows:
•	Core Markets. Core Markets cost of service decreased $1.4 million to $437.8 million for the year ended December 31, 2008 from $439.2 million for the year ended December 31, 2007. Core Markets cost of service (excluding pass through charges) increased $13.6 million, or 4%, to $353.0 million for the year ended December 31, 2008 from $339.4 million for the year ended December 31, 2007. The increase was primarily attributable to the 12% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended December 31, 2008. In addition, consolidated pass through charges increased $37.1 million during the year ended December 31, 2008 compared to the same period in 2007. This increase is primarily attributable to a 35% increase in our consolidated customer base since December 31, 2007 and higher FUSF rates. On January 1, 2008, we began allocating a portion of these expenses to the Expansion Markets. The portion of the pass through charges that were allocated to the Expansion Markets during the year ended December 31, 2008 was $52.1 million, resulting in a net decrease of $15.0 million in the Core Markets for the year ended December 31, 2008 when compared to the same period in 2007.
•	Expansion Markets. Expansion Markets cost of service increased $211.2 million, or 101%, to $419.5 million for the year ended December 31, 2008 from $208.3 million for the year ended December 31, 2007. Expansion Markets cost of service (excluding pass through charges) increased $159.1 million, or approximately 77%, to $364.8 million for the year ended December 31, 2008 from $205.7 million for the year ended December 31, 2007. This increase was primarily attributable to the approximately 83% growth in our Expansion Markets customer base, coupled with expenses associated with the launch of service in new markets well as the build-out expenses related to the New York and Boston metropolitan areas. In addition, pass through charges increased approximately $52.1 million during the year ended December 31, 2008 compared to the same period in 2007 due to the allocation of a portion of these expenses to the Expansion Markets beginning on January 1, 2008.
     Cost of Equipment. Cost of equipment increased $107.4 million, or 18%, to $704.6 million for the year ended December 31, 2008 from $597.2 million for the year ended December 31, 2007. The increase is due primarily to an increase in Expansion Markets cost of equipment, partially offset by a decrease in Core Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment decreased $10.3 million, or approximately 3%, to $374.8 million for the year ended December 31, 2008 from $385.1 million for the year ended December 31, 2007. The decrease in Core Markets cost of equipment is primarily attributable to a lower average cost of handsets activated reducing cost of equipment by $15.3 million, partially offset by an increase in upgrade handset sales to existing customer accounting for a $2.1 million increase.

•	Expansion Markets. Expansion Markets cost of equipment increased $117.7 million, or approximately 56%, to $329.8 million for the year ended December 31, 2008 from $212.1 million for the year ended December 31, 2007. The increase in Expansion Markets cost of equipment is primarily attributable to an increase in gross customer additions which accounted for $87.4 million, coupled with an increase in upgrade handset sales to existing customers accounting for $37.0 million. These increases were partially offset by a lower average cost of handsets sales reducing cost of equipment by $12.5 million.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $95.6 million, or 27%, to $447.6 million for the year ended December 31, 2008 from $352.0 million for the year ended December 31, 2007. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $4.3 million, or approximately 3%, to $171.8 million for the year ended December 31, 2008 from $167.5 million for the year ended December 31, 2007. Selling expenses increased by $5.2 million, or approximately 7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in selling expenses is primarily attributable to a $2.9 million increase in marketing and advertising expenses as well as higher employee related costs of $3.3 million incurred to support the growth in the Core Markets. General and administrative expenses decreased by $3.4 million, or 4% for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This was due primarily to a decrease in various administrative expenses incurred as a result of cost benefits achieved due to the increasing scale of our business in the Core Markets. In addition, stock-based compensation expense increased $2.9 million for the year ended December 31, 2008 as compared to the same period in 2007. See — “Stock-Based Compensation Expense.”

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $91.3 million, or approximately 50%, to $275.8 million for the year ended December 31, 2008 from $184.5 million for the year ended December 31, 2007. Selling expenses increased by $54.0 million, or 72%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase is primarily due to a $16.6 million increase in marketing and advertising expenses incurred to support the growth in the Expansion Markets as well as higher employee related costs of $17.6 million to support the growth and buildout of the Expansion Markets. General and administrative expenses increased by $27.7 million, or approximately 30%, for the year ended December 31, 2008 compared to the same period in 2007 primarily due to the approximately 83% growth in our Expansion Markets customer base, including the launch of service in new markets, as well as the build-out expenses related to the New York and Boston metropolitan areas. In addition, an increase of $10.2 million in stock-based compensation expense contributed to the increase in the Expansion Markets. See — “Stock-Based Compensation Expense.”
     Depreciation and Amortization. Depreciation and amortization expense increased $77.1 million, or 43%, to $255.3 million for the year ended December 31, 2008 from $178.2 million for the year ended December 31, 2007. The increase is primarily due to increases in Core Markets and Expansion Markets depreciation expense as follows:
•	Core Markets. Core Markets depreciation and amortization expense increased $13.4 million, or 11%, to $130.7 million for the year ended December 31, 2008 from $117.3 million for the year ended December 31, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the year ended December 31, 2008 to support the continued growth in the Core Markets.

•	Expansion Markets. Expansion Markets depreciation and amortization expense increased $52.5 million, or approximately 98%, to $106.4 million for the year ended December 31, 2008 from $53.9 million for the year ended December 31, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the year ended December 31, 2008 driven primarily by the launch of service in new markets.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $13.1 million, or approximately 47%, to $41.1 million for the year ended December 31, 2008 from $28.0 million for the year ended December 31, 2007. The increase is due primarily to increases in Core Markets and Expansion Markets stock-based compensation expense as follows:
•	Core Markets. Core Markets stock-based compensation expense increased $2.9 million, or approximately 28%, to $13.5 million for the year ended December 31, 2008 from $10.6 million for the year ended December 31, 2007. The increase is primarily related to additional stock options granted to employees in these markets throughout the year ended December 31, 2008.

•	Expansion Markets. Expansion Markets stock-based compensation expense increased $10.2 million, or approximately 59%, to $27.6 million for the year ended December 31, 2008 from $17.4 million for the year ended December 31, 2007. The increase is primarily related to additional stock options granted to employees in these markets throughout the year ended December 31, 2008.

Consolidated Data	2008	2007	Change
	(in thousands)
Loss on disposal of assets	$18,905	$655	* *
Interest expense	179,398	201,746	(11)%
Interest and other income	(23,170)	(63,936)	(64)%
Impairment loss on investment securities	30,857	97,800	(68)%
Provision for income taxes	129,986	123,098	6%
Net income	149,438	100,403	49%

**	Not meaningful.
     Loss on Disposal of Assets. Loss on disposal of assets increased $18.3 million to $18.9 million for the year ended December 31, 2008 from $0.6 million for the year ended December 31, 2007. During the year ended December 31, 2008, we recorded a loss on disposal of assets related to certain network equipment and construction costs that were retired. The majority of the loss was related to the transfer of network switching equipment to a new location which resulted in the write-off of the associated construction and installation costs and certain other network equipment that had no future value to the new location.

     Interest Expense. Interest expense decreased $22.3 million, or 11%, to $179.4 million for the year ended December 31, 2008 from $201.7 million for the year ended December 31, 2007. The decrease in interest expense was primarily due to the capitalization of $64.2 million of interest during the twelve months ended December 31, 2008, compared to $34.9 million of interest capitalized during the same period in 2007. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of new markets. In addition, our weighted average interest rate decreased to 7.78% for the twelve months ended December 31, 2008 compared to 8.15% for the twelve months ended December 31, 2007 as a result of a decrease in the borrowing rates under the senior secured credit facility. Average debt outstanding for the twelve months ended December 31, 2008 and 2007 was $3.0 and $2.8 billion, respectively. The increase in average debt outstanding was due to the issuance of an additional $400.0 million principal amount of our 9 1/4% senior notes in June 2007.
     Interest and Other Income. Interest and other income decreased $40.7 million, or approximately 64%, to $23.2 million for the year ended December 31, 2008 from $63.9 million for the year ended December 31, 2007. The decrease in interest and other income was primarily due to the Company investing substantially all of its cash and cash equivalents in money market funds consisting of U.S. treasury securities rather than in short-term investments as the Company has done historically. In addition, interest income decreased due to lower cash balances when compared to 2007 as well as a decrease on the return on our cash balances as a result of a decrease in interest rates.
     Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities that were rated AAA/Aaa at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at December 31, 2008 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of $30.9 million during the year ended December 31, 2008.
     Provision for Income Taxes. Income tax expense was $130.0 million and $123.1 million for the years ended December 31, 2008 and 2007, respectively. The effective tax rate was 46.5% and 54.4% for the years ended December 31, 2008 and 2007, respectively. Our effective rates differ from the statutory federal rate of 35.0% due to state and local taxes, non-deductible expenses and an increase in the valuation allowance related to the impairment loss recognized on investment securities.
     Net Income. Net income increased $49.0 million, or approximately 49%, to $149.4 million for the year ended December 31, 2008 compared to $100.4 million for the year ended December 31, 2007. The increase in net income was primarily attributable to an increase in income from operations, a decrease in interest expense and a decrease in the impairment loss on investment securities. These items were partially offset by lower interest and other income for the year ended December 31, 2008.

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

     Service Revenues. Service revenues increased $628.3 million, or 49%, to $1.9 billion for the year ended December 31, 2007 from $1.3 billion for the year ended December 31, 2006. The increase is due to increases in Core Markets and Expansion Markets service revenues as follows:
•	Core Markets. Core Markets service revenues increased $276.9 million, or 24%, to $1.4 billion for the year ended December 31, 2007 from $1.1 billion for the year ended December 31, 2006. The increase in service revenues is primarily attributable to net additions of approximately 358,000 customers for the year ended December 31, 2007, which accounted for $213.2 million of the Core Markets increase, coupled with the migration of existing customers to higher priced rate plans accounting for $10.0 million of the Core Markets increase. In addition, pass through charges revenue increased approximately $53.7 million during the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of the increase in customers during the year ended December 31, 2007 and higher FUSF rates.

•	Expansion Markets. Expansion Markets service revenues increased $351.4 million, or 230%, to $504.3 million for the year ended December 31, 2007 from $152.9 million for the year ended December 31, 2006. The increase in service revenues is primarily attributable to net additions of approximately 664,000 customers for the year ended December 31, 2007, which accounted for $361.1 million of the Expansion Markets increase, partially offset by the migration of existing customers to lower priced rate plans accounting for a decrease of $9.7 million.
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
     Cost of Service. Cost of service increased $202.2 million, or 45%, to $647.5 million for the year ended December 31, 2007 from $445.3 million for the year ended December 31, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of service as follows:
•	Core Markets. Core Markets cost of service increased $100.2 million, or 30%, to $439.1 million for the year ended December 31, 2007 from $338.9 million for the year ended December 31, 2006. Core Markets cost of service (excluding pass through charges) increased $46.3 million, or 16%, to $338.5 million for the year ended December 31, 2007 from $292.2 million for the year ended December 31, 2006. The increase is primarily attributable to the 16% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended December 31, 2007. In addition, pass through charges increased approximately $53.9 million during the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of the increase in customers during the year ended December 31, 2007 and higher FUSF rates.

•	Expansion Markets. Expansion Markets cost of service increased $102.0 million, or 96%, to $208.4 million for the year ended December 31, 2007 from $106.4 million for the year ended December 31, 2006. The increase was attributable to the launch of service in the Los Angeles metropolitan area in September 2007 as well as net additions in the Expansion Markets of approximately 664,000 customers during the year ended December 31, 2007.

     Cost of Equipment. Cost of equipment increased $120.3 million, or 25%, to $597.2 million for the year ended December 31, 2007 from $476.9 million for the year ended December 31, 2006. The increase is due to increases in Core Markets and Expansion Markets cost of equipment as follows:
•	Core Markets. Core Markets cost of equipment increased $20.8 million, or 6%, to $385.1 million for the year ended December 31, 2007 from $364.3 million for the year ended December 31, 2006. The increase in Core Markets equipment costs is attributable to the increase in gross customer additions during the year ended December 31, 2007 of approximately 130,000 customers as compared to the same period in 2006, which accounted for $14.4 million of the increase. In addition, cost of equipment sales to existing customers increased $4.5 million for the year ended December 31, 2007.

•	Expansion Markets. Expansion Markets cost of equipment increased $99.5 million, or 88%, to $212.1 million for the year ended December 31, 2007 from $112.6 million for the year ended December 31, 2006. The increase in Expansion Markets equipment costs is attributable to the increase in gross customer additions during the year ended December 31, 2007 of approximately 529,000 customers as compared to the same period in 2006, which accounted for $66.7 million of the increase. In addition, cost of equipment sales to existing customers increased $31.7 million for the year ended December 31, 2007.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $108.4 million, or 44%, to $352.0 million for the year ended December 31, 2007 from $243.6 million for the year ended December 31, 2006. The increase is due to increases in Core Markets and Expansion Markets selling, general and administrative expenses as follows:
•	Core Markets. Core Markets selling, general and administrative expenses increased $9.4 million, or 6%, to $167.5 million for the year ended December 31, 2007 from $158.1 million for the year ended December 31, 2006. Selling expenses increased by $8.8 million, or approximately 13%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in selling expenses is primarily due to a $4.0 million increase in marketing and advertising expenses as well as higher labor costs of $2.8 million incurred to support the growth in the Core Markets. General and administrative expenses remained relatively flat for the year ended December 31, 2007 compared to the same period in 2006.

•	Expansion Markets. Expansion Markets selling, general and administrative expenses increased $99.0 million, or 116%, to $184.5 million for the year ended December 31, 2007 from $85.5 million for the year ended December 31, 2006. Selling expenses increased by $39.7 million, or approximately 113%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase is primarily due to a $22.6 million increase in marketing and advertising expenses related to the growth in the Expansion Markets as well as higher labor costs of $11.4 million. General and administrative expenses increased by $59.3 million, or approximately 118% for the year ended December 31, 2007 compared to the same period in 2006 primarily due to an increase in various administrative expenses incurred in relation to the growth in the Expansion Markets, including the launch of service in the Los Angeles metropolitan area and build-out expenses related to the New York, Philadelphia, Boston and Las Vegas metropolitan areas. In addition, stock-based compensation expense increased $10.1 million. See “— Stock-Based Compensation Expense.”
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
     Interest Expense. Interest expense increased $85.7 million, or 74%, to $201.7 million for the twelve months ended December 31, 2007 from $116.0 million for the twelve months ended December 31, 2006. The increase in interest expense was primarily due to an increased average principal balance outstanding as a result of borrowings of $1.6 billion under our senior secured credit facility and the issuance of $1.0 billion of 9 1/4% senior notes due 2014, or initial notes, during the fourth quarter of 2006. The Company also issued an additional $400.0 million of 9 1/4% senior notes, or additional notes, during the second quarter of 2007. The Company had average debt outstanding for the twelve months ended December 31, 2007 of $2.8 billion. The average debt outstanding for the twelve months ending December 31, 2006 was $1.3 billion. The weighted average interest rate decreased to 8.15% for the twelve months ended December 31, 2007 compared to 10.30% for the twelve months ended December 31, 2006 as a result of a decrease in the borrowing rates under the senior secured credit facility, issuance of the initial notes and the additional notes, collectively referred to as the 9 1/4% senior notes, and the impact of the interest rate hedge. The increase in interest expense was partially offset by the capitalization of $34.9 million of interest during the twelve months ended December 31, 2007, compared to $17.5 million of interest capitalized during the same period in 2006. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to continue to be significant during the construction of the markets associated with the AWS licenses we were granted in November 2006 as a result of Auction 66.
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
Performance Measures
     In managing our business and assessing our financial performance, we supplement the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the wireless industry. These metrics include average revenue per user per month, or ARPU, which measures service revenue per customer; cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer; cost per user per month, or CPU, which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. Effective December 31, 2008, we revised our definition of ARPU to include activation revenues. Activation revenues are related to the reactivation of accounts that have previously disconnected and we believe that these revenues are more appropriately presented as a component of ARPU rather than a reduction to CPGA. Prior year measures have been restated to reflect this revision. For a reconciliation of Non-GAAP performance measures and a further discussion of the measures, please read “— Reconciliation of Non-GAAP Financial Measures” below.
     The following table shows annual metric information for 2006, 2007 and 2008.

	Year Ended December 31,
	2006	2007	2008
Customers:
End of period	2,940,986	3,962,786	5,366,833
Net additions	1,016,365	1,021,800	1,404,047
Churn:
Average monthly rate	4.6%	4.7%	4.7%
ARPU	$43.26	$43.31	$41.39
CPGA	$121.12	$127.97	$127.21
CPU	$19.65	$18.33	$18.17
     Customers. Net customer additions were 1,404,047 for the year ended December 31, 2008, compared to 1,021,800 for the year ended December 31, 2007. Total customers were 5,366,833 as of December 31, 2008, an increase of 35% over the customer total as of December 31, 2007. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in new markets. Net customer additions were 1,021,800 for the year ended December 31, 2007, compared to 1,016,365 for the year ended December 31, 2006. Total customers were 3,962,786 as of December 31, 2007, an increase of 35% over the customer total as of December 31, 2006. The increase in total customers in 2007 was largely attributable to the continued demand for our service offerings and the launch of our services in new markets.

     Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn remained flat for the year ended December 31, 2008 at 4.7%. Churn for the year ended December 31, 2007 was 4.7% compared to 4.6% for the year ended December 31, 2006. The 0.1% increase in churn was due to normal historical trends related to the maturity of our markets coupled with continued disconnects from the significant increase in gross additions in the first quarter of 2007 compared to the first quarter of 2006. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See — “Seasonality.”
     Average Revenue Per User. ARPU represents (a) service revenues less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $41.39 and $43.31 for the years ended December 31, 2008 and 2007, respectively. The $1.92 decrease in ARPU was primarily attributable to higher participation in our Family Plans as well as reduced revenue from certain features included in our service plans that were previously provided a la carte. ARPU increased $0.05 during 2007 from $43.26 for the year ended December 31, 2006. At December 31, 2008, approximately 80% of our customers were on the $40 or higher rate plan.
     Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA has decreased to $127.21 for the year ended December 31, 2008 from $127.97 for the year ended December 31, 2007, which was primarily driven by a 33% increase in gross additions, partially offset by an increase in selling expenses associated with the continued customer growth in our Expansion Markets and the launch of service in new markets. CPGA increased to $127.97 for the year ended December 31, 2007 from $121.12 for the year ended December 31, 2006, which was primarily driven by the selling expenses and equipment subsidy associated with the customer growth in our Expansion Markets as well as selling expenses associated with the launch of service in new markets.
     Cost Per User. CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by the sum of the average monthly number of customers during such period. CPU for the years ended December 31, 2008 and 2007 was $18.17 and $18.33, respectively. CPU for the year ended December 31, 2006 was $19.65. We continue to achieve cost benefits due to the increasing scale of our business. However, these benefits have been partially offset by a combination of the construction and launch expenses associated with our Expansion Markets, which contributed approximately $3.91, $3.36 and $3.42 of additional CPU for the years ended December 31, 2008, 2007 and 2006, respectively.
     The following table shows consolidated quarterly metric information for the years ended December 31, 2007 and 2008.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2008	2008	2008	2008
Customers:
End of period	3,395,203	3,549,916	3,664,218	3,962,786	4,414,519	4,598,049	4,847,314	5,366,833
Net additions	454,217	154,713	114,302	298,568	451,733	183,530	249,265	519,519
Churn:
Average monthly rate	4.0%	4.8%	5.2%	4.8%	4.0%	4.5%	4.8%	5.1%
ARPU	$44.01	$43.44	$43.05	$42.83	$42.51	$42.05	$40.73	$40.52
CPGA	$111.75	$128.86	$130.38	$141.42	$125.00	$140.82	$128.21	$119.82
CPU	$18.56	$18.01	$17.81	$18.93	$18.86	$18.23	$18.18	$17.55

Core Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Core Markets Customers:
End of period	2,300,958	2,658,905	2,986,876
Net additions	429,293	357,947	327,971
Core Markets Adjusted EBITDA	$492,773	$654,112	$720,334
Core Markets Adjusted EBITDA as a Percent of Service Revenues	43.3%	46.2%	47.9%
     Our Core Markets have a licensed population of approximately 28 million. As of December 31, 2008, our networks in our Core Markets cover a population of approximately 23 million.
     Customers. Net customer additions in our Core Markets were 327,971 for the year ended December 31, 2008, compared to 357,947 for the year ended December 31, 2007. Total customers were 2,986,876 as of December 31, 2008, an increase of 12% over the customer total as of December 31, 2007. Net customer additions in our Core Markets were 357,947 for the year ended December 31, 2007, bringing our total customers to approximately 2.7 million as of December 31, 2007, an increase of 16% over the total customers as of December 31, 2006. The increase in total customers is primarily attributable to the continued demand for our service offerings.
     Adjusted EBITDA. Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the year ended December 31, 2008, Core Markets Adjusted EBITDA was $720.3 million compared to $654.1 million for the year ended December 31, 2007. For the year ended December 31, 2006, Core Markets Adjusted EBITDA was $492.8 million. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the year ended December 31, 2008 and 2007 was 47.9% and 46.2%, respectively. Core Markets Adjusted EBITDA as a percent of service revenues for the year ended December 31, 2006 was 43.0%. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.
     The following table shows a summary of certain quarterly key performance measures for the periods indicated for our Core Markets.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(Dollars in thousands)
Core Markets
Customers:
End of period	2,484,811	2,542,290	2,578,019	2,658,905	2,795,916	2,815,353	2,845,732	2,986,876
Net additions	183,853	57,479	35,729	80,886	137,011	19,437	30,379	141,144
Core Markets Adjusted EBITDA	$150,321	$167,869	$170,984	$164,938	$170,526	$187,335	$182,189	$180,284
Core Markets Adjusted EBITDA as a Percent of Service Revenues	44.6%	47.1%	47.7%	45.4%	46.2%	49.6%	49.0%	46.7%

Expansion Markets Performance Measures
     Set forth below is a summary of certain key performance measures for the periods indicated for our Expansion Markets:

	Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Expansion Markets Customers:
End of period	640,028	1,303,881	2,379,957
Net additions	587,072	663,853	1,076,076
Expansion Markets Adjusted EBITDA (Deficit)	$(97,214)	$12,883	$62,799
Expansion Markets Adjusted EBITDA as a Percent of Service Revenues	n/m	2.6%	6.7%
     Our Expansion Markets have a licensed population of approximately 122 million. As of December 31, 2008, our networks in our Expansion Markets cover a population of approximately 41 million.
     Customers. Net customer additions in our Expansion Markets were 1,076,076 for the year ended December 31, 2008, compared to 663,853 for the year ended December 31, 2007, an increase of 62%. Total customers were 2,379,957 as of December 31, 2008, an increase of approximately 83% over total customers as of December 31, 2007. The increase in total customers in the Expansion Markets is primarily attributable to the continued demand for our service offerings as well as the continued expansion of our service coverage area existing Expansion Markets and our recent launches of service in new markets. Net customer additions increased to 663,853 for the year ended December 31, 2007 from 587,072 for the year ended December 31, 2006 due to the continued demand for our service offerings and the launch of our services in new markets.
     Adjusted EBITDA (Deficit). Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the year ended December 31, 2008, Expansion Markets Adjusted EBITDA was $62.8 million compared to an Adjusted EBITDA of $12.9 million for the year ended December 31, 2007. The increase in Adjusted EBITDA, when compared to the previous year, was attributable to cost benefits achieved due to the increasing scale of our business, partially offset by construction and launch expenses associated primarily with the launch of service in new markets and expenses related to the build out of the New York and Boston metropolitan areas. Adjusted EBITDA deficit for the year ended December 31, 2006 was $97.2 million. The increase in Adjusted EBITDA for the year ended December 31, 2007, when compared to the year ended December 31, 2006, was attributable to the growth in service revenues in our existing Expansion Markets as well as the achievement of cost benefits due to the increasing scale of our business in the Expansion Markets offset by significant expenses related to the buildout and launch of service new markets.
     Adjusted EBITDA as a Percent of Service Revenues. Adjusted EBITDA as a percent of service revenues is calculated by dividing Adjusted EBITDA by total service revenues. Expansion Markets Adjusted EBITDA as percent of service revenues for the year ended December 31, 2008 and 2007 was 6.7% and 2.6%, respectively. Consistent with the increase in Expansion Markets Adjusted EBITDA, we continue to experience corresponding increases in Expansion Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Expansion Markets, partially offset by construction and launch expenses associated with new markets.
     The following table shows a summary of certain quarterly key performance measures for the periods indicated for our Expansion Markets.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(Dollars in thousands)
Expansion Markets Customers:
End of period	910,392	1,007,626	1,086,199	1,303,881	1,618,603	1,782,696	2,001,582	2,379,957
Net additions	270,364	97,234	78,573	217,682	314,722	164,093	218,886	378,375
Expansion Markets Adjusted EBITDA (Deficit)	$(1,005)	$12,576	$13,516	$(12,205)	$7,288	$22,832	$18,699	$13,980
Expansion Markets Adjusted EBITDA as a Percent of Service Revenues	n/m	10.2%	10.3%	n/m	3.8%	10.3%	7.8%	5.0%

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
     ARPU — We utilize ARPU to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. ARPU is calculated exclusive of pass through charges that we collect from our customers and remit to the appropriate government agencies.
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

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$1,290,947	$1,919,197	$2,437,250
Less:
Pass through charges	(45,640)	(95,946)	(136,801)

Net service revenues	$1,245,307	$1,823,251	$2,300,449

Divided by:
Average number of customers	2,398,682	3,508,497	4,631,168

ARPU	$43.26	$43.31	$41.39

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$439,516	$479,341	$489,131	$511,209
Less:
Pass through charges	(20,271)	(25,721)	(25,215)	(24,740)

Net service revenues	$419,245	$453,620	$463,916	$486,469

Divided by: Average number of customers	3,175,284	3,480,780	3,592,045	3,785,880

ARPU	$44.01	$43.44	$43.05	$42.83

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$561,970	$598,562	$610,691	$666,028
Less:
Pass through charges	(26,554)	(30,583)	(31,445)	(48,220)

Net service revenues	$535,416	$567,979	$579,246	$617,808

Divided by: Average number of customers	4,198,794	4,501,980	4,741,043	5,082,856

ARPU	$42.51	$42.05	$40.73	$40.52

     CPGA — We utilize CPGA to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also allows us to compare our average acquisition costs per new customer to those of other wireless broadband mobile providers. Equipment revenues related to new customers are deducted from selling expenses in this calculation as they represent amounts paid by customers at the time their service is activated that reduce our acquisition cost of those customers. Additionally, equipment costs associated with existing customers, net of related revenues, are excluded as this measure is intended to reflect only the acquisition costs related to new customers. The following table reconciles total costs used in the calculation of CPGA to selling expenses, which we consider to be the most directly comparable GAAP financial measure to CPGA.

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$104,620	$153,065	$212,293
Less: Equipment revenues	(255,916)	(316,537)	(314,266)
Add: Equipment revenue not associated with new customers	114,392	142,822	149,029
Add: Cost of equipment	476,877	597,233	704,648
Less: Equipment costs not associated with new customers.	(155,930)	(192,153)	(244,311)

Gross addition expenses	$284,043	$384,430	$507,393

Divided by: Gross customer additions	2,345,135	3,004,177	3,988,692

CPGA	$121.12	$127.97	$127.21

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$30,106	$33,365	$35,625	$53,969
Less: Equipment revenues	(97,170)	(71,835)	(67,607)	(79,925)
Add: Equipment revenue not associated with new customers	42,009	33,892	31,590	35,330
Add: Cost of equipment	173,308	133,439	131,179	159,308
Less: Equipment costs not associated with new customers	(55,169)	(43,795)	(43,254)	(49,936)

Gross addition expenses	$93,084	$85,066	$87,533	$118,746

Divided by: Gross customer additions	832,983	660,149	671,379	839,666

CPGA	$111.75	$128.86	$130.38	$141.42

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$46,647	$53,180	$58,916	$53,551
Less: Equipment revenues	(100,384)	(80,245)	(76,030)	(57,606)
Add: Equipment revenue not associated with new customers	45,803	37,613	33,295	32,318
Add: Cost of equipment	200,158	160,088	160,538	183,864
Less: Equipment costs not associated with new customers	(72,212)	(58,993)	(56,891)	(56,215)

Gross addition expenses	$120,012	$111,643	$119,828	$155,912

Divided by: Gross customer additions	960,083	792,823	934,607	1,301,179

CPGA	$125.00	$140.82	$128.21	$119.82

     CPU — CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expenses) plus net loss on equipment transactions unrelated to initial customer acquisition exclusive of pass through charges, divided by the sum of the average monthly number of customers during such period. CPU does not include any depreciation and amortization expense. Management uses CPU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CPU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless providers. We believe investors use CPU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless providers, although other wireless carriers may calculate this measure differently. The following table reconciles total costs used in the calculation of CPU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CPU.

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$445,281	$647,510	$857,295
Add: General and administrative expenses	138,998	198,955	235,289
Add: Net loss on equipment transactions unrelated to initial customer acquisition	41,538	49,331	95,282
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(14,472)	(28,024)	(41,142)
Less: Pass through charges	(45,640)	(95,946)	(136,801)

Total costs used in the calculation of CPU	$565,705	$771,826	$1,009,923

Divided by: Average number of customers	2,398,682	3,508,497	4,631,168

CPU	$19.65	$18.33	$18.17

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$145,335	$162,227	$163,671	$176,277
Add: General and administrative expenses	42,831	49,352	48,871	57,900
Add: Net loss on equipment transactions unrelated to initial customer acquisition	13,160	9,903	11,664	14,606
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(4,211)	(7,653)	(7,107)	(9,053)
Less: Pass through charges	(20,271)	(25,721)	(25,215)	(24,740)

Total costs used in the calculation of CPU	$176,844	$188,108	$191,884	$214,990
Divided by: Average number of customers	3,175,284	3,480,780	3,592,045	3,785,880

CPU	$18.56	$18.01	$17.81	$18.93

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$188,473	$206,140	$219,423	$243,259
Add: General and administrative expenses	57,727	60,239	57,738	59,584
Add: Net loss on equipment transactions unrelated to initial customer acquisition	26,409	21,380	23,596	23,897
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(8,465)	(11,007)	(10,782)	(10,888)
Less: Pass through charges	(26,554)	(30,583)	(31,445)	(48,220)

Total costs used in the calculation of CPU	$237,590	$246,169	$258,530	$267,632
Divided by: Average number of customers	4,198,794	4,501,980	4,741,043	5,082,856

CPU	$18.86	$18.23	$18.18	$17.55

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. At December 31, 2008, we had a total of approximately $697.9 million in cash and cash equivalents. Over the last year, the capital and credit markets have become increasingly volatile as a result of adverse economic and financial conditions that have triggered the failure and near failure of a number of large financial services companies and a global recession. We believe that this increased volatility and global recession may make it difficult to obtain additional financing or sell additional equity or debt securities. We believe that, based on our current level of cash and cash equivalents and anticipated cash flows from operations, the current adverse economic and financial conditions in the credit and capital markets will not have a material adverse impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations in the near-term.
     We have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At December 31, 2008, we had invested substantially all of our cash and cash equivalents in money market funds consisting of U.S. treasury securities.

     During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with our investment policy guidelines, the auction rate securities investments held by us all had AAA/Aaa credit ratings at the time of purchase. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at December 31, 2008 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. In addition, all of the auction rate securities held by us have been downgraded or placed on credit watch.
     The estimated market value of our auction rate security holdings at December 31, 2008 was approximately $6.0 million, which reflects a $127.9 million cumulative adjustment to the original principal value of $133.9 million. The estimated market value at December 31, 2007 was approximately $36.1 million, which reflected a $97.8 million adjustment to the aggregate principal value at that date. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models that rely exclusively on unobservable inputs, we recorded an impairment charge of $30.9 million and $97.8 million during the years ended December 31, 2008 and 2007, respectively, reflecting an additional portion of our auction rate security holdings that we have concluded have an other-than-temporary decline in value. The offsetting increase in fair value of approximately $0.8 million is reported in accumulated other comprehensive loss in the consolidated balance sheets.
     Historically, given the liquidity created by auctions, our auction rate securities were presented as current assets under short-term investments on our balance sheet. Given the failed auctions, our auction rate securities are illiquid until there is a successful auction for them or we sell them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on our balance sheet as of December 31, 2008 and 2007. The $6.0 million estimated market value at December 31, 2008 does not materially impact our liquidity and is not included in our approximately $697.9 million in cash and cash equivalents as of December 31, 2008. We may incur additional impairments to our auction rate securities which may be up to the full remaining value of such auction rate securities. Management believes that any future additional impairment charges will not have a material effect on our liquidity.
     On April 24, 2007, MetroPCS Communications consummated an initial public offering of its common stock. MetroPCS Communications sold 37,500,000 shares of common stock at a price per share of $23.00 (less underwriting discounts and commissions), which resulted in net proceeds to MetroPCS Communications of approximately $818.3 million. In addition, selling stockholders sold an aggregate of 20,000,000 shares of common stock, including 7,500,000 shares sold pursuant to the exercise by the underwriters of their over-allotment option. MetroPCS Communications did not receive any proceeds from the sale of shares of common stock by the selling stockholders; however, MetroPCS Communications did receive proceeds of approximately $3.8 million from the exercise of options to acquire common stock which was sold in the initial public offering. Concurrent with the initial public offering by MetroPCS Communications, all outstanding shares of preferred stock of MetroPCS Communications, including accrued but unpaid dividends as of April 23, 2007, were converted into 150,962,644 shares of common stock. On June 6, 2007, MetroPCS Wireless, Inc., or Wireless, consummated the sale of the additional notes in the aggregate principal amount of $400.0 million. The proceeds from the sale of the additional notes were approximately $421.0 million. On January 20, 2009, Wireless consummated the sale of $550.0 million of 9 1/4% senior notes due 2014, or new notes. The net proceeds from the sale of the new notes was approximately $480.5 million. The net proceeds will be used for general corporate purposes which could include working capital, capital expenditures, future liquidity needs, additional opportunistic spectrum acquisitions, corporate development opportunities and future technology initiatives.
     Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as clusters. We are seeking opportunities to enhance our current market clusters and to provide service in new geographic areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. As a result of the acquisition of spectrum licenses and the opportunities that these licenses provide for us to expand our operations into major metropolitan markets, we will require significant additional capital in the future to finance the construction and initial operating costs associated with such licenses. We generally do not intend to commence the construction of any individual license area until we have sufficient funds available to provide for the related construction and operating costs associated with such license area. We currently plan to focus on building out networks to cover approximately 40 million of total population during 2009-2010 including the launch of the Boston and New York metropolitan areas in February 2009. Our initial launch dates will be accomplished in phases in the larger metropolitan areas. Our future builds will entail a more extensive use of distributed antenna systems, or DAS, systems than we have deployed in the past. This, along with other factors, could result in an increase in the total capital expenditures per covered population to initially launch operations. We believe that our existing cash, cash equivalents and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.
     The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the years ended December 31, 2008, 2007 and 2006 were approximately $954.6 million, $767.7 million and $550.7 million, respectively. These expenditures were primarily associated with the construction of the network infrastructure in our Expansion Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites and switches. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional customers and increase revenues. In addition, we believe our new Expansion Markets have attractive demographics which will result in increased revenues.
     As of December 31, 2008, we owed an aggregate of approximately $3.0 billion under our senior secured credit facility and 9 1/4% senior notes. As of December 31, 2008, we owed approximately $91.3 million under our capital lease obligations.
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
     We consider consolidated Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present consolidated Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. Other wireless carriers may calculate consolidated Adjusted EBITDA differently. If our consolidated Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on consolidated Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on consolidated Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our consolidated Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to consolidated Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended December 31, 2008, our senior secured leverage ratio was 1.95 to 1.0, which means for every $1.00 of consolidated Adjusted EBITDA we had $1.95 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Consolidated Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for, operating income (loss), net income (loss), or any other measure of financial performance reported in accordance with GAAP. In addition, consolidated Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

     The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the years ended December 31, 2006, 2007 and 2008.

	Year Ended December 31,
	2006	2007	2008
	(In Thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$53,806	$100,403	$149,438
Adjustments:
Depreciation and amortization	135,028	178,202	255,319
Loss on disposal of assets	8,806	655	18,905
Stock-based compensation expense(1)	14,472	28,024	41,142
Interest expense	115,985	201,746	179,398
Accretion of put option in majority-owned subsidiary(1)	770	1,003	1,258
Interest and other income	(21,543)	(63,936)	(23,170)
Loss on extinguishment of debt	51,518	—	—
Impairment loss on investment securities	—	97,800	30,857
Provision for income taxes	36,717	123,098	129,986

Consolidated Adjusted EBITDA	$395,559	$666,995	$783,133

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.
     In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the years ended December 31, 2006, 2007 and 2008.

	Year Ended December 31,
	2006	2007	2008
	(In Thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$364,761	$589,306	$447,490
Adjustments:
Interest expense	115,985	201,746	179,398
Non-cash interest expense	(6,964)	(3,259)	(2,550)
Interest and other income	(21,543)	(63,936)	(23,170)
Provision for uncollectible accounts receivable	(31)	(129)	(8)
Deferred rent expense	(7,464)	(13,745)	(20,646)
Cost of abandoned cell sites	(3,783)	(6,704)	(8,592)
Accretion of asset retirement obligation	(769)	(1,439)	(3,542)
Gain on sale of investments	2,385	10,506	—
Provision for income taxes	36,717	123,098	129,986
Deferred income taxes	(32,341)	(118,524)	(124,347)
Changes in working capital	(51,394)	(49,925)	209,114

Consolidated Adjusted EBITDA	$395,559	$666,995	$783,133

Operating Activities
     Cash provided by operating activities decreased $141.8 million to $447.5 million during the year ended December 31, 2008 from $589.3 million for the year ended December 31, 2007. The decrease was primarily attributable to a decrease in working capital during the year ended December 31, 2008 compared to the same period in 2007, partially offset by an approximately 49% increase in net income as a result of the growth experienced over the last twelve months.
     Cash provided by operating activities increased $224.5 million to $589.3 million during the year ended December 31, 2007 from $364.8 million for the year ended December 31, 2006. The increase was primarily attributable to an 87% increase in net income as well as a 266% increase in deferred income taxes during the year ended December 31, 2007 compared to the same period in 2006.
     Cash provided by operating activities increased $81.6 million to $364.8 million during the year ended December 31, 2006 from $283.2 million for the year ended December 31, 2005. The increase was primarily attributable to the timing of payments on accounts payable and accrued expenses for the year ended December 31, 2006 as well as an increase in deferred revenues due to an approximately 53% increase in customers during the year ended December 31, 2006 compared to the same period in 2005.

Investing Activities
     Cash used in investing activities was $1.3 billion during the year ended December 31, 2008 compared to $517.1 million during the year ended December 31, 2007. The increase was due primarily to $328.5 million in purchases of FCC licenses, $25.2 million in cash used for business acquisitions, a $186.9 million increase in purchases of property and equipment which was primarily related to construction in the Expansion Markets, and $267.2 million in net proceeds from the sale of investments during the year ended December 31, 2007 that did not recur during the year ended December 31, 2008.
     Cash used in investing activities was $517.1 million during the year ended December 31, 2007 compared to $1.9 billion during the year ended December 31, 2006. The decrease was mainly due to $1.4 billion in purchases of FCC licenses during the year ended December 31, 2006 that did not recur in 2007 as well as a $264.7 million increase in net proceeds from the sale of investments, partially offset by a $217.0 million increase in purchases of property and equipment.
     Cash used in investing activities was $1.9 billion during the year ended December 31, 2006 compared to $905.2 million during the year ended December 31, 2005. The increase was due primarily to an $887.7 million increase in purchases of FCC licenses and a $284.3 million increase in purchases of property and equipment, partially offset by a $355.5 million decrease in net purchases of investments.
Financing Activities
     Cash provided by financing activities was $74.5 million for the year ended December 31, 2008 compared to $1.2 billion for year ended December 31, 2007. The decrease was due primarily to $818.3 million in net proceeds from the Company’s initial public offering that was completed in April 2007 and $420.4 million in net proceeds from the issuance of the additional notes in June 2007 that occurred during the year ended December 31, 2007 compared to the year ended December 31, 2008.
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
     Cash provided by financing activities was $1.6 billion for the year ended December 31, 2006 compared to $712.2 million for the year ended December 31, 2005. The increase was due primarily to net proceeds from the senior secured credit facility and the issuance of the 9 1/4% senior notes in the aggregate principal amount of $1.0 billion.
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
Bridge Credit Facilities
     In July 2006, MetroPCS II, Inc., or MetroPCS II, an indirect wholly-owned subsidiary of MetroPCS Communications, Inc. (which has since merged into Wireless), entered into an Exchangeable Senior Secured Credit Agreement and Guaranty Agreement, dated as of July 13, 2006, or the secured bridge credit facility. The aggregate credit commitments available under the secured bridge credit facility were $1.25 billion and were fully funded.

     On November 3, 2006, MetroPCS II repaid the aggregate outstanding principal balance under the secured bridge credit facility of $1.25 billion and accrued interest of $5.9 million. As a result, MetroPCS II recorded a loss on extinguishment of debt of approximately $7.0 million.
     In October 2006, MetroPCS IV, Inc., an indirect wholly-owned subsidiary of MetroPCS Communications, Inc. (which has since merged into Wireless), entered into an additional Exchangeable Senior Unsecured Bridge Credit Facility, or the unsecured bridge credit facility. The aggregate credit commitments available under the unsecured bridge credit facility were $250.0 million and were fully funded.
     On November 3, 2006, MetroPCS IV, Inc. repaid the aggregate outstanding principal balance under the unsecured bridge credit facility of $250.0 million and accrued interest of $1.2 million. As a result, MetroPCS IV, Inc. recorded a loss on extinguishment of debt of approximately $2.4 million.
Senior Secured Credit Facility
     Wireless, an indirect wholly-owned subsidiary of MetroPCS Communications, Inc., entered into the Senior Secured Credit Facility on November 3, 2006, or senior secured credit facility. The senior secured credit facility consists of a $1.6 billion term loan facility and a $100 million revolving credit facility. The term loan facility is repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature in November 2013. The revolving credit facility will mature in November 2011.
     The facilities under the senior secured credit agreement are guaranteed by MetroPCS Communications, Inc., MetroPCS, Inc. and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries. The facilities are not guaranteed by Royal Street, but Wireless has pledged the promissory note given by Royal Street in connection with amounts borrowed by Royal Street from Wireless and we pledged the limited liability company member interests we hold in Royal Street. The senior secured credit facility contains customary events of default, including cross defaults. The obligations are also secured by the capital stock of Wireless as well as substantially all of the present and future assets of Wireless and each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions).
     Under the senior secured credit agreement, Wireless will be subject to certain limitations, including limitations on its ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. Wireless is also subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio and, under certain circumstances, maximum consolidated leverage and minimum fixed charge coverage ratios. There is no prohibition on our ability to make investments in or loan money to Royal Street.
     Amounts outstanding under our senior secured credit facility bear interest at a LIBOR rate plus a margin as set forth in the facility and the terms of the senior secured credit facility require us to enter into interest rate hedging agreements that fix the interest rate in an amount equal to at least 50% of our outstanding indebtedness, including the notes.
     On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage its interest rate risk exposure and fulfill a requirement of its senior secured credit facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate protection agreement expires on February 1, 2010.
     On February 20, 2007, Wireless entered into an amendment to the senior secured credit facility. Under the amendment, the margin used to determine the senior secured credit facility interest rate was reduced to 2.25% from 2.50%.
     On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage its interest rate risk exposure. The agreement was effective on June 30, 2008 and covers a notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. The interest rate protection agreement expires on June 30, 2010.

9 1/4% Senior Notes Due 2014
     On November 3, 2006, Wireless consummated the sale of $1.0 billion principal amount of its initial senior notes. On June 6, 2007, Wireless consummated the sale of an additional $400.0 million principal amount of additional notes. The initial senior notes and the additional notes are referred to together as the 9 1/4% senior notes. The 9 1/4% senior notes are unsecured obligations and are guaranteed by MetroPCS Communications, Inc., MetroPCS, Inc., and all of Wireless direct and indirect wholly-owned domestic restricted subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the initial senior notes on May 1 and November 1 of each year, beginning with May 1, 2007, with respect to the initial senior notes, and beginning on November 1, 2007 with respect to the additional notes. Wireless may, at its option, redeem some or all of the 9 1/4% senior notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the 9 1/4% senior notes. In addition, Wireless may also redeem up to 35% of the aggregate principal amount of the 9 1/4% senior notes with the net cash proceeds of certain sales of equity securities, including the sale of common stock.
     On January 14, 2009, Wireless completed the sale of the new notes at a price equal to 89.50% of the principal amount of such new notes. On January 20, 2009, Wireless consummated the sale of the new notes resulting in net proceeds of $480.5 million. The net proceeds from the sale of the new notes will be used for general corporate purposes which could include working capital, capital expenditures, future liquidity needs, additional opportunistic spectrum acquisitions, corporate development opportunities and future technology initiatives. The new notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the new notes on May 1 and November 1 of each year, beginning on May 1, 2009.
Capital Lease Obligations
     We have entered into various non-cancelable DAS capital lease agreements, with expirations through 2024, covering dedicated optical fiber. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheet in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense.
Capital Expenditures and Other Asset Acquisitions and Dispositions
     Capital Expenditures. We and Royal Street currently expect to incur capital expenditures in the range of $0.7 billion to $0.9 billion on a consolidated basis for the year ending December 31, 2009. We plan to focus on building out networks to cover approximately 40 million of total population during 2009-2010, including the launch of the Boston and New York metropolitan areas in February 2009.
     During the year ended December 31, 2008, we and Royal Street incurred $954.6 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of new markets.
     During the year ended December 31, 2007, we and Royal Street incurred $767.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of new markets.
     During the year ended December 31, 2006, we had $550.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of new markets.
     Other Acquisitions and Dispositions. On November 29, 2006, we were granted AWS licenses as a result of FCC Auction 66, for a total aggregate purchase price of approximately $1.4 billion.
     On December 21, 2007, we executed an agreement with PTA Communications, Inc., or PTA, to purchase 10 MHz of PCS spectrum from PTA for the basic trading area of Jacksonville, Florida. We also entered into agreements with NTCH, Inc. (dba Cleartalk PCS) and PTA-FLA, Inc. for the purchase of certain of their assets used in providing PCS wireless telecommunications services in the Jacksonville market. On January 17, 2008, we closed on the acquisition of the assets and paid a total of $18.6 million in cash for these assets, exclusive of transaction costs. On May 13, 2008, we closed on the purchase of the 10 MHz of spectrum from PTA for the basic trading area of Jacksonville, Florida for consideration of $6.5 million in cash.

     We participated as a bidder in Auction 73 and on June 26, 2008, we were granted one 12 MHz 700 MHz license for an aggregate purchase price of approximately $313.3 million. The 700 MHz License supplements the 10 MHz of advanced wireless spectrum previously granted to us in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of Auction 66.
     On various dates in 2008, we consummated agreements for spectrum acquisitions from third-parties in the aggregate amount of approximately $15.3 million.
     On September 26, 2008, we entered into a spectrum exchange agreement covering licenses in certain markets with Leap Wireless International, Inc. (“Leap Wireless”) with Leap Wireless acquiring an additional 10 MHz of spectrum in San Diego and Fresno, California; Seattle, Washington and certain other Washington and Oregon markets, and we will acquire an additional 10 MHz of spectrum in Shreveport-Bossier City, Louisiana; Lakeland-Winter Haven, Florida; and Dallas-Ft. Worth, Texas and certain other North Texas markets, with consummation subject to customary closing conditions.
     On various dates in 2008, we entered into agreements for the acquisition of spectrum from third parties in the aggregate amount of approximately $8.3 million. Consummation of these acquisitions is conditioned upon customary closing conditions, including approval by the FCC.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
     The following table provides aggregate information about our contractual obligations as of December 31, 2008. See Note 12 to our annual consolidated financial statements included elsewhere in this report.

	Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Contractual Obligations:
Long-term debt, including current portion	$2,964,000	$16,000	$32,000	$1,516,000	$1,400,000
Interest expense on long-term debt(1)	1,232,843	230,269	457,444	437,213	107,917
Alcatel Lucent purchase commitment	21,600	21,600	—	—	—
Contractual tax obligations (2)	2,773	2,773	—	—	—
Capital lease obligations	186,499	10,213	21,357	22,658	132,271
Operating leases	1,753,010	204,296	419,156	398,231	731,327

Total cash contractual obligations	$6,160,725	$485,151	$929,957	$2,374,102	$2,371,515

(1)	Interest expense on long-term debt includes future interest payments on outstanding obligations under our senior secured credit facility and 9 1/4% senior notes. The senior secured credit facility bears interest at a floating rate tied to a fixed spread to the London Inter Bank Offered Rate. The interest expense presented in this table is based on the rates at December 31, 2008 which was 6.443% for the senior secured credit facility.

(2)	Represents the liability reported in accordance with the Company’s adoption of the provisions of FIN 48. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid. Accordingly, unrecognized tax benefits of $16.6 million as of December 31, 2008, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 18, “Income Taxes,” to the consolidated financial statements included in this Report.
Inflation
     We believe that inflation has not materially affected our operations.

Effect of New Accounting Standards
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The implementation of this standard will not have a material impact on our financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The implementation of this standard will not have a material impact on our financial condition or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The implementation of this standard did not have a material impact on our financial condition or results of operations.
     In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on our financial condition or results of operations.
     In October 2008, the FASB issued FSP SFAS No. 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active,” (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our financial condition or results of operations.
     In November 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” (“EITF No. 08-6”). EITF No. 08-6 clarifies the accounting treatment for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for fiscal years and interim periods beginning on or after December 15, 2008, consistent with the effective dates of SFAS No. 141(R) and SFAS No. 160. The implementation of this standard did not have a material impact on our financial condition or results of operations.

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
     As of December 31, 2008, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of December 31, 2008 was 6.443%. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed-rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate swap agreement expires in 2010. On April 30, 2008, to manage our interest rate risk exposure, we entered into a two-year interest rate protection agreement. The agreement was effective on June 30, 2008, covers a notional amount of $500.0 million and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. The interest rate protection agreement expires on June 30, 2010. If market LIBOR rates increase 100 basis points over the rates in effect at December 31, 2008, annual interest expense on the approximately $64.0 million in variable rate debt would increase approximately $0.6 million.
Item 8. Financial Statements and Supplementary Data
     The information required by this item is included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a-15(e), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2008.
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
     Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation and those criteria, our internal control over financial reporting was effective as of December 31, 2008.
     The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-2.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of our Stockholders, which will be filed with the Securities and Exchange Commission, or SEC, no later than 120 days after December 31, 2008.
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2008.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2008.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements, Schedules and Exhibits
(1)	Financial Statements — The following financial statements of MetroPCS Communications, Inc. are filed as a part of this Form 10-K on the pages indicated:
(2)	Exhibits

Exhibit No.	Description
2.1(a)	Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

2.1(b)	Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

3.1	Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.2(a)	Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.2(b)	Amendment No. 1 to Third Amended and Restated Bylaws of MetroPCS Communications (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 28, 2007, and incorporated by reference herein).

3.2(c)	Amendment No. 2 to the Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on November 13, 2008, and incorporated by reference herein).

3.3	MetroPCS Communications, Inc. Revised Code of Ethics. (Filed as Exhibit 14.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on February 08, 2008, and incorporated by reference herein).

4.1	Form of Certificate of MetroPCS Communications, Inc. Common Stock. (Filed as Exhibit 4.1 to Amendment No. 4 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 3, 2007, and incorporated by reference herein).

4.2	Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on March 30, 2007, and incorporated by reference herein).

10.1	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.2(a)	Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.2(b)	First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

Exhibit No.	Description
10.2(c)	Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.3	Registration Rights Agreement, effective as of April 24, 2007, by and among MetroPCS Communications, Inc. and the stockholders listed therein. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 11, 2007, and incorporated by reference herein).

10.4	Form of Officer and Director Indemnification Agreement (Filed as Exhibit 10.4 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5(a)	General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5(b)	Amendment No. 1 to the General Purchase Agreement, effective as of September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(b) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5(c)	Amendment No. 2 to the General Purchase Agreement, effective as of November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(c) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5(d)	Amendment No. 3 to the General Purchase Agreement, effective as of December 3, 2007, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.4(d) to MetroPCS Communications, Inc’s Annual Report on Form 10-K (SEC File No. 001-33409), filed on February 29, 2008, and incorporated by reference herein).

10.6	Amended and Restated Services Agreement, executed on December 15, 2005 as of November 24, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.6 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.7(a)	Second Amended and Restated Credit Agreement, executed on December 15, 2005 as of December 22, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.7 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.7(b)	Second Amendment to the Second Amended and Restated Credit Agreement, entered into as of August 29, 2007, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.18 to MetroPCS Communications, Inc.’s Registration Statement on Form S-4/A, Amendment No. 1 (SEC File No. 333-142955), filed on October 2, 2007, and incorporated by reference herein).

10.7(c)	Third Amendment to the Second Amended and Restated Credit Agreement, entered into as of April 2, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on August 8, 2008, and incorporated by reference herein).

10.7(d)	Fourth Amendment to the Second Amended and Restated Credit Agreement, entered into as of June 12, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on August 8, 2008, and incorporated by reference herein).

10.7(e)*	Fifth Amendment to the Second Amended and Restated Credit Agreement, entered into as of February 17, 2009, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc.

Exhibit No.	Description
10.8	Amended and Restated Pledge Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.8 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.9	Amended and Restated Security Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.9 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.10	Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, executed on December 15, 2005 as of November 24, 2004, by and between C9 Wireless, LLC, GWI PCS1, Inc., and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.10 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.11	Master Equipment and Facilities Lease Agreement, executed as of May 17, 2006, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.11 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.12	Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner (Filed as Exhibit 10.12 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.13	Purchase Agreement, dated October 26, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.13 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.14	Registration Rights Agreement, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.14 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15(a)	Indenture, dated as of November 3, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 10.15 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15(b)	Supplemental Indenture, dated as of February 6, 2007, among the Guaranteeing Subsidiaries as defined therein, the other Guarantors as defined in the Indenture referred to therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein (Filed as Exhibit 10.16 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15(c)	Supplemental Indenture, dated as of December 11, 2007, between the Guaranteeing Subsidiary as defined therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein. (Filed as Exhibit 10.14(c) to MetroPCS Communications, Inc’s Annual Report on Form 10-K (SEC File No. 001-33409), filed on February 29, 2008, and incorporated by reference herein).

10.16	Purchase Agreement, dated May 31, 2007, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on June 6, 2007, and incorporated by reference herein).

10.17	Registration Rights Agreement, dated as of June 6, 2007, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 11, 2007, and incorporated by reference herein).

10.18	Managed Services Agreement, entered into on September 15, 2008 and effective as of April 8, 2008, by and between MetroPCS Wireless, Inc. and Amdocs Software Systems Limited and Amdocs, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on November 10, 2008, and incorporated by reference herein).

Exhibit No.	Description
10.19	Purchase Agreement, dated as of January 14, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein), J.P. Morgan Securities Inc., Banc of America Securities LLC, and HSBC Securities (USA) Inc. (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

10.20	Indenture, dated as of January 20, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

10.21	Registration Rights Agreement, dated as of January 20, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein), J.P. Morgan Securities Inc., Banc of America Securities LLC, and HSBC Securities (USA) Inc. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.

31.1*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROPCS COMMUNICATIONS, INC. (Registrant)
By:	/s/ ROGER D. LINQUIST
Roger D. Linquist
President, Chief Executive Officer and Chairman of the Board

Date: March 2, 2009

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

/s/ ROGER D. LINQUIST	/s/ J. BRAXTON CARTER

Roger D. Linquist	J. Braxton Carter
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CHRISTINE B. KORNEGAY	/s/ W. MICHAEL BARNES

Christine B. Kornegay	W. Michael Barnes
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ JOHN F. CALLAHAN, JR.	/s/ C. KEVIN LANDRY

John F. Callahan, Jr.	C. Kevin Landry
Director	Director

/s/ ARTHUR C. PATTERSON	/s/ JAMES N. PERRY, JR.

Arthur C. Patterson	James N. Perry, Jr.
Director	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetroPCS Communications, Inc.
Richardson, Texas
We have audited the accompanying consolidated balance sheets of MetroPCS Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetroPCS Communications, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for fair value measurements of financial assets and liabilities as of January 1, 2008 and as discussed in Note 2 for uncertainty in income taxes as of January 1, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
February 27, 2009
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetroPCS Communications, Inc.
Richardson, Texas
We have audited the internal control over financial reporting of MetroPCS Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and the cash flows for each of the three years in the period ended December 31, 2008, of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements (which expresses an unqualified opinion and includes an explanatory paragraph relating to a change in the method of accounting for fair value measurements of financial assets and liabilities as of January 1, 2008 and for uncertainty in income taxes as of January 1, 2007).
/s/ Deloitte & Touche LLP
February 27, 2009
Dallas, Texas

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2008 and 2007
(in thousands, except share and per share information)

	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$697,948	$1,470,208
Inventories, net	155,955	109,139
Accounts receivable (net of allowance for uncollectible accounts of $4,106 and $2,908 at December 31, 2008 and 2007, respectively)	34,666	31,809
Prepaid charges	56,347	60,469
Deferred charges	49,716	34,635
Deferred tax assets	1,832	4,920
Other current assets	47,420	21,704

Total current assets	1,043,884	1,732,884
Property and equipment, net	2,847,751	1,891,411
Restricted cash and investments	4,575	320
Long-term investments	5,986	36,050
FCC licenses	2,406,596	2,072,895
Microwave relocation costs	16,478	10,105
Other assets	96,878	62,465

Total assets	$6,422,148	$5,806,130

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$568,432	$439,449
Current maturities of long-term debt	17,009	16,000
Deferred revenue	151,779	120,481
Other current liabilities	5,136	4,560

Total current liabilities	742,356	580,490
Long-term debt, net	3,057,983	2,986,177
Deferred tax liabilities	389,509	290,128
Deferred rents	56,425	35,779
Redeemable minority interest	6,290	5,032
Other long-term liabilities	135,262	59,778

Total liabilities	4,387,825	3,957,384

COMMITMENTS AND CONTINGENCIES (See Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at December 31, 2008 and 2007	—	—
Common Stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 350,918,272 and 348,108,027 shares issued and outstanding at December 31, 2008 and 2007, respectively	35	35
Additional paid-in capital	1,578,972	1,524,769
Retained earnings	487,849	338,411
Accumulated other comprehensive loss	(32,533)	(14,469)

Total stockholders’ equity	2,034,323	1,848,746

Total liabilities and stockholders’ equity	$6,422,148	$5,806,130

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share and per share information)

	2008	2007	2006
REVENUES:
Service revenues	$2,437,250	$1,919,197	$1,290,947
Equipment revenues	314,266	316,537	255,916

Total revenues	2,751,516	2,235,734	1,546,863
OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization expense of $225,911, $157,387 and $122,606, shown separately below)	857,295	647,510	445,281
Cost of equipment	704,648	597,233	476,877
Selling, general and administrative expenses (exclusive of depreciation and amortization expense of $29,408, $20,815 and $12,422, shown separately below)	447,582	352,020	243,618
Depreciation and amortization	255,319	178,202	135,028
Loss on disposal of assets	18,905	655	8,806

Total operating expenses	2,283,749	1,775,620	1,309,610

Income from operations	467,767	460,114	237,253
OTHER EXPENSE (INCOME):
Interest expense	179,398	201,746	115,985
Accretion of put option in majority-owned subsidiary	1,258	1,003	770
Interest and other income	(23,170)	(63,936)	(21,543)
Impairment loss on investment securities	30,857	97,800	—
Loss on extinguishment of debt	—	—	51,518

Total other expense	188,343	236,613	146,730
Income before provision for income taxes	279,424	223,501	90,523
Provision for income taxes	(129,986)	(123,098)	(36,717)

Net income	149,438	100,403	53,806
Accrued dividends on Series D Preferred Stock	—	(6,499)	(21,006)
Accrued dividends on Series E Preferred Stock	—	(929)	(3,000)
Accretion on Series D Preferred Stock	—	(148)	(473)
Accretion on Series E Preferred Stock	—	(106)	(339)

Net income applicable to common stock	$149,438	$92,721	$28,988

Net income	$149,438	$100,403	$53,806
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of tax	830	6,640	(1,211)
Unrealized (losses) gains on cash flow hedging derivatives, net of tax	(30,438)	(13,614)	1,959
Reclassification adjustment for losses (gains) included in net income, net of tax	11,544	(8,719)	(1,307)

Comprehensive income	$131,374	$84,710	$53,247

Net income per common share: (See Note 19)
Net income per common share — basic	$0.43	$0.29	$0.11

Net income per common share — diluted	$0.42	$0.28	$0.10

Weighted average shares:
Basic	349,395,285	287,692,280	155,820,381

Diluted	355,380,111	296,337,724	159,696,608

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share information)

						Accumulated
			Additional			Other
	Number		Paid-In	Deferred	Retained	Comprehensive
	of Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Total
BALANCE, December 31, 2005	155,327,094	$15	$149,584	$(178)	$216,702	$1,783	$367,906
Common Stock issued	49,725	—	314	—	—	—	314
Exercise of Common Stock options	1,148,328	1	2,743	—	—	—	2,744
Exercise of Common Stock warrants	526,950	—	—	—	—	—	—
Reversal of deferred compensation upon adoption of SFAS No. 123(R)	—	—	(178)	178	—	—	—
Stock-based compensation	—	—	14,472	—	—	—	14,472
Accrued dividends on Series D Preferred Stock	—	—	—	—	(21,006)	—	(21,006)
Accrued dividends on Series E Preferred Stock	—	—	—	—	(3,000)	—	(3,000)
Accretion on Series D Preferred Stock	—	—	—	—	(473)	—	(473)
Accretion on Series E Preferred Stock	—	—	—	—	(339)	—	(339)
Reduction due to the tax impact of Common Stock option forfeitures	—	—	(620)	—	—	—	(620)
Net income	—	—	—	—	53,806	—	53,806
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	(1,211)	(1,211)
Unrealized gains on cash flow hedging derivatives, net of tax	—	—	—	—	—	1,959	1,959
Reclassification adjustment for gains included in net income, net of tax	—	—	—	—	—	(1,307)	(1,307)

BALANCE, December 31, 2006	157,052,097	$16	$166,315	$—	$245,690	$1,224	$413,245
Common Stock issued	31,230	—	354	—	—	—	354
Exercise of Common Stock options	2,562,056	—	9,706	—	—	—	9,706
Issuance of Common Stock through initial public offering, net of issuance costs	37,500,000	4	818,262	—	—	—	818,266
Conversion of Series D Preferred Stock	144,857,320	14	449,999	—	—	—	450,013
Conversion of Series E Preferred Stock	6,105,324	1	52,170	—	—	—	52,171
Stock-based compensation	—	—	28,024	—	—	—	28,024
Accrued dividends on Series D Preferred Stock	—	—	—	—	(6,499)	—	(6,499)
Accrued dividends on Series E Preferred Stock	—	—	—	—	(929)	—	(929)
Accretion on Series D Preferred Stock	—	—	—	—	(148)	—	(148)
Accretion on Series E Preferred Stock	—	—	—	—	(106)	—	(106)
Reduction due to the tax impact of Common Stock option forfeitures	—	—	(61)	—	—	—	(61)
Net income	—	—	—	—	100,403	—	100,403
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	6,640	6,640
Unrealized losses on cash flow hedging derivatives, net of tax	—	—	—	—	—	(13,614)	(13,614)
Reclassification adjustment for gains included in net income, net of tax	—	—	—	—	—	(8,719)	(8,719)

BALANCE, December 31, 2007	348,108,027	$35	$1,524,769	$—	$338,411	$(14,469)	$1,848,746

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity — (Continued)
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share information)

						Accumulated
			Additional			Other
	Number		Paid-In	Deferred	Retained	Comprehensive
	of Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Total
Exercise of Common Stock options	2,810,245	—	12,582	—	—	—	12,582
Stock-based compensation expense	—	—	41,454	—	—	—	41,454
Tax impact of Common Stock option exercises and forfeitures	—	—	167	—	—	—	167
Net income	—	—	—	—	149,438	—	149,438
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	830	830
Unrealized losses on cash flow hedging derivatives, net of tax	—	—	—	—	—	(30,438)	(30,438)
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	11,544	11,544

BALANCE, December 31, 2008	350,918,272	$35	$1,578,972	$—	$487,849	$(32,533)	$2,034,323

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,438	$100,403	$53,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,319	178,202	135,028
Provision for uncollectible accounts receivable	8	129	31
Deferred rent expense	20,646	13,745	7,464
Cost of abandoned cell sites	8,592	6,704	3,783
Stock-based compensation expense	41,142	28,024	14,472
Non-cash interest expense	2,550	3,259	6,964
Loss on disposal of assets	18,905	655	8,806
Loss on extinguishment of debt	—	—	51,518
Gain on sale of investments	—	(10,506)	(2,385)
Impairment loss on investment securities	30,857	97,800	—
Accretion of asset retirement obligation	3,542	1,439	769
Accretion of put option in majority-owned subsidiary	1,258	1,003	770
Deferred income taxes	124,347	118,524	32,341
Changes in assets and liabilities, net of impact of acquisitions:
Inventories	(46,816)	(16,275)	(53,320)
Accounts receivable	(2,865)	(3,797)	(12,143)
Prepaid charges	(15,102)	(6,887)	(6,538)
Deferred charges	(15,081)	(8,126)	(13,239)
Other assets	(43,556)	(11,345)	(9,231)
Accounts payable and accrued expenses	(119,166)	63,884	108,492
Deferred revenue	31,294	30,013	33,957
Other liabilities	2,178	2,458	3,416

Net cash provided by operating activities	447,490	589,306	364,761
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(954,612)	(767,709)	(550,749)
Change in prepaid purchases of property and equipment	15,645	(19,992)	(5,262)
Proceeds from sale of property and equipment	856	3,759	3,021
Purchase of investments	—	(3,358,427)	(1,269,919)
Proceeds from sale of investments	37	3,625,648	1,272,424
Change in restricted cash and investments	—	294	2,406
Purchases of and deposits for FCC licenses	(328,519)	—	(1,391,586)
Cash used in business acquisitions	(25,162)	—	—
Microwave relocation costs	(2,520)	(661)	—

Net cash used in investing activities	(1,294,275)	(517,088)	(1,939,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	79,353	4,111	11,368
Proceeds from bridge credit agreements	—	—	1,500,000
Proceeds from Senior Secured Credit Facility	—	—	1,600,000
Proceeds from 9 1/4% Senior Notes Due 2014	—	423,500	1,000,000
Proceeds from initial public offering	—	862,500	—
Cost of raising capital	—	(44,234)	—
Debt issuance costs	—	(3,091)	(58,789)
Repayment of debt	(16,000)	(16,000)	(2,437,985)
Payments on capital lease obligations	(1,410)	—	—
Proceeds from minority interest in majority-owned subsidiary	—	—	2,000
Proceeds from termination of cash flow hedging derivative	—	—	4,355
Proceeds from exercise of stock options and warrants	12,582	9,706	2,744

Net cash provided by financing activities	74,525	1,236,492	1,623,693

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(772,260)	1,308,710	48,789
CASH AND CASH EQUIVALENTS, beginning of year	1,470,208	161,498	112,709

CASH AND CASH EQUIVALENTS, end of year	$697,948	$1,470,208	$161,498

The accompanying notes are integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
1.  Organization and Business Operations:
     MetroPCS Communications, Inc. (“MetroPCS”), a Delaware corporation, together with its consolidated subsidiaries (the “Company”), is a wireless telecommunications carrier that offers wireless broadband mobile services. As of December 31, 2008, the Company offered services primarily in the metropolitan areas of Atlanta, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, Orlando/Jacksonville, Philadelphia, San Francisco, Sacramento and Tampa/Sarasota. In February 2009, the Company launched service in the Boston and New York metropolitan areas. The Company sells products and services to customers through Company-owned retail stores as well as through relationships with independent retailers.
     On November 24, 2004, MetroPCS, through its wholly-owned subsidiaries, and C9 Wireless, LLC, an independent third-party, formed a limited liability company called Royal Street Communications, LLC (“Royal Street Communications”), to bid on spectrum auctioned by the FCC in Auction 58. The Company owns 85% of the limited liability company member interest of Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee (See Note 4). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively, “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” (“FIN 46(R)”). Royal Street qualifies as a variable interest entity under FIN 46(R) because the Company is the primary beneficiary of Royal Street and will absorb all of Royal Street’s expected losses. The redeemable minority interest in Royal Street is included in long-term liabilities. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Operating Segments
     SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. At December 31, 2008, the Company had thirteen operating segments based on geographic regions within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, San Francisco, Sacramento and Tampa/Sarasota. The Company aggregates its operating segments into two reportable segments: Core Markets and Expansion Markets (See Note 20).
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
Derivative Instruments and Hedging Activities
     The Company accounts for its hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). The standard requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or on the accompanying consolidated balance sheets in accumulated other comprehensive income (loss) depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income (loss) must be reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction and the ineffective portion of all hedges must be recognized in earnings in the current period. The Company’s use of derivative financial instruments is discussed in Note 6.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Cash and Cash Equivalents
     The Company includes as cash and cash equivalents (i) cash on hand, (ii) cash in bank accounts, (iii) investments in money market funds, and (iv) treasury securities with an original maturity of 90 days or less.
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
Allowance for Uncollectible Accounts Receivable
     The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of independent retailers to pay for equipment purchases and for amounts estimated to be uncollectible from other carriers. The following table summarizes the changes in the Company’s allowance for uncollectible accounts (in thousands):

	2008	2007	2006
Balance at beginning of period	$2,908	$1,950	$2,383
Additions:
Charged to expense	8	129	31
Direct reduction to revenue and other accounts	1,337	1,037	929
Deductions	(147)	(208)	(1,393)

Balance at end of period	$4,106	$2,908	$1,950

Prepaid Charges
     Prepaid charges consisted of the following (in thousands):

	2008	2007
Prepaid vendor purchases	$17,829	$37,054
Prepaid rent	23,689	13,996
Prepaid maintenance and support contracts	4,482	3,961
Prepaid insurance	2,165	2,162
Prepaid advertising	2,331	264
Other	5,851	3,032

Prepaid charges	$56,347	$60,469

Property and Equipment
     Property and equipment, net, consisted of the following (in thousands):

	2008	2007
Construction-in-progress	$898,454	$393,282
Network infrastructure	2,522,206	1,901,119
Office equipment	63,848	44,059
Leasehold improvements	47,784	33,410
Furniture and fixtures	10,273	7,833
Vehicles	311	207

	3,542,876	2,379,910
Accumulated depreciation and amortization	(695,125)	(488,499)

Property and equipment, net	$2,847,751	$1,891,411

     Property and equipment are stated at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. When the Company sells, disposes of or retires property and equipment, the related gains or losses are included in operating results. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets, three to ten years for capitalized

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
interest, up to fifteen years for capital lease assets, three to seven years for office equipment, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. The Company follows the provisions of SFAS No. 34, “Capitalization of Interest Cost,” with respect to its FCC licenses and the related construction of its network infrastructure assets. Capitalization commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases at the point in which the asset is ready for its intended use, which generally coincides with the market launch date. For the years ended December 31, 2008, 2007 and 2006, the Company capitalized interest in the amount of $64.2 million, $34.9 million and $17.5 million, respectively.
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
Restricted Cash and Investments
     Restricted cash and investments consist of cash deposited in escrow accounts, money market instruments and short-term investments. In general, these investments are pledged as collateral against letters of credit used as security for payment obligations and are presented as current or non-current assets based on the terms of the underlying letters of credit.
Long-Term Investments
     The Company accounts for its investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2008, all of the Company’s long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.
     Declines in fair value that are considered other-than-temporary are charged to earnings.
     The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity (See Note 5).
Revenues and Cost of Service
     The Company’s wireless services are provided on a month-to-month basis and are paid in advance. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Long-term deferred revenue is included in other long-term liabilities. Cost of service generally includes the direct costs of operating the Company’s networks.
     The Company follows the provisions of Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF No. 00-21”). Under the provisions of EITF No. 00-21, arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets constitutes a multiple element arrangement that should be divided into separate units of accounting with the consideration received allocated among the separate units of accounting using the residual method of accounting.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
     The Company has determined that the sale of wireless services through its direct and indirect sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. In accordance with EITF No. 00-21, the Company divides these arrangements into separate units of accounting, and allocates the consideration between the handset and the wireless service using the residual method of accounting. Consideration received for the wireless service is recognized at fair value as service revenue when earned, and any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer.
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
     Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have the right to return handsets within 30 days or 60 minutes of usage, whichever occurs first.
     Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in service revenues and cost of service on the accompanying statements of income and comprehensive income. For the years ended December 31, 2008, 2007 and 2006, the Company recorded approximately $135.6 million, $94.0 million and $44.3 million, respectively, of FUSF, E-911, and other fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.
Software Costs
     In accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”), certain costs related to the purchase of internal use software are capitalized and amortized over the estimated useful life of the software. For the years ended December 31, 2008, 2007 and 2006, approximately $14.6 million, $9.2 million and $8.8 million, respectively, of purchased software costs under SOP 98-1 were placed in service. The Company amortizes software costs over a three-year life and for the years ended December 31, 2008, 2007 and 2006, the Company recognized amortization expense of approximately $10.7 million, $5.5 million and $2.8 million, respectively. Capitalized software costs are classified as office equipment.
FCC Licenses and Microwave Relocation Costs
     The Company operates wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for wireless broadband services. In addition, in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the services provided by the Company, and other advanced wireless services. In June 2008, the Company acquired a 700 MHz license that also can be used to provide similar services. The personal communications services (“PCS”) licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of the Company’s licensed spectrum if the Company’s spectrum interfered with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurred costs related to microwave relocation in constructing its PCS and AWS networks. The PCS, AWS, and 700 MHz licenses and microwave relocation costs are recorded at cost. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and 10 years from the date of the digital television transition for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal,

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. As such, under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize PCS, AWS and 700 MHz licenses and microwave relocation costs as they are considered to have indefinite lives and together represent the cost of the Company’s spectrum. The Company is required to test indefinite-lived intangible assets, consisting of PCS, AWS, and 700 MHz licenses and microwave relocation costs, for impairment on an annual basis based upon a fair value approach. Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. The Company completed its impairment tests during the third quarter of 2008. There have been no indicators of impairment and no impairment has been recognized through December 31, 2008.
Advertising and Promotion Costs
     Advertising and promotion costs are expensed as incurred. Advertising costs totaled $99.0 million, $73.2 million and $46.4 million during the years ended December 31, 2008, 2007 and 2006, respectively.
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
Other Comprehensive Income (Loss)
     Unrealized gains on available-for-sale securities and cash flow hedging derivatives are reported in accumulated other comprehensive loss as a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest and other income. Gains or losses on cash flow hedging derivatives reported in accumulated other comprehensive loss are reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction.
Stock-Based Compensation
     The Company accounts for share-based awards exchanged for employee services in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) under the modified prospective method of adoption. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
     The following table summarizes the Company’s asset retirement obligation transactions (in thousands):

	2008	2007
Beginning asset retirement obligations	$14,298	$6,685
Liabilities incurred	28,816	6,929
Reductions	(138)	(755)
Accretion expense	3,542	1,439

Ending asset retirement obligations	$46,518	$14,298

Earnings Per Share
     Basic earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as EPS after assuming issuance of common stock for all potentially dilutive equivalent shares, whether exercisable or not.
     The Series D Preferred Stock and Series E Preferred Stock (collectively, the “preferred stock”) that was outstanding during the years ended December 31, 2007 and 2006 are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the preferred stock as if they had been converted into common stock. In accordance with EITF Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” (“EITF 03-6”), the preferred stock was considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock was included in the computation of basic and diluted earnings per common share using the two-class method, except during periods of net losses. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period were allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed (See Note 19).

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Recent Accounting Pronouncements
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
     In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s financial condition or results of operations.
     In October 2008, the FASB issued FSP SFAS No. 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active,” (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s financial condition or results of operations.
     In November 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” (“EITF No. 08-6”). EITF 08-6 clarifies the accounting treatment for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for fiscal years and interim periods beginning on or after December 15, 2008, consistent with the effective dates of SFAS No. 141(R) and SFAS No. 160. The implementation of this standard did not have a material impact on the Company’s financial condition or results of operations.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
3.  Acquisitions:
     On December 21, 2007, the Company executed an agreement with PTA Communications, Inc. (“PTA”) to purchase 10 MHz of PCS spectrum from PTA for the basic trading area of Jacksonville, Florida. The Company also entered into agreements with NTCH, Inc. (dba Cleartalk PCS) and PTA-FLA, Inc. for the purchase of certain of their assets used in providing PCS wireless telecommunications services in the Jacksonville market. On January 17, 2008, the Company closed on the acquisition of the assets and paid a total of $18.6 million in cash for these assets, exclusive of transaction costs. On May 13, 2008, the Company closed on the purchase of the 10 MHz of spectrum from PTA for the basic trading area of Jacksonville, Florida for consideration of $6.5 million in cash.
4.  Majority-Owned Subsidiary:
     On November 24, 2004, MetroPCS, through its wholly-owned subsidiaries, together with C9 Wireless, LLC, an independent, unaffiliated third-party, formed a limited liability company, Royal Street Communications, that qualified to bid for closed licenses and to receive bidding credits as a very small business DE on open licenses in FCC Auction 58. MetroPCS indirectly owns 85% of the limited liability company member interest of Royal Street Communications, but may elect only two of five members of the Royal Street Communications’ management committee, which has the full power to direct the management of Royal Street. Royal Street Communications has formed limited liability company subsidiaries which hold all licenses won in Auction 58. At Royal Street’s request and subject to Royal Street’s control and direction, MetroPCS assisted or is assisting in the construction of Royal Street’s networks and has agreed to purchase, via a resale arrangement, as much as 85% of the engineered service capacity of Royal Street’s networks. The Company’s consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street. The Company consolidates its interest in Royal Street in accordance with FIN 46(R). Royal Street qualifies as a variable interest entity under FIN 46(R) because the Company is the primary beneficiary of Royal Street and will absorb all of Royal Street’s expected losses. Royal Street does not guarantee MetroPCS Wireless, Inc.’s (“Wireless”) obligations under its senior secured credit facility, pursuant to which Wireless may borrow up to $1.7 billion, as amended, (the “Senior Secured Credit Facility”) and its $1.4 billion of 9 1/4% Senior Notes due 2014 (the “9 1/4% Senior Notes”). See the “non-guarantor subsidiaries” information in Note 21 for the financial position and results of operations of Royal Street. C9 Wireless, LLC, a beneficial interest holder in Royal Street, has no recourse to the general credit of MetroPCS. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements.
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
5.  Investments:
     The Company has historically invested its substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At December 31, 2008, the Company had invested substantially all of its cash and cash equivalents in money market funds consisting of treasury securities.
     During the year ended December 31, 2007, the Company made an original investment of $133.9 million in principal in certain auction rate securities, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with the Company’s investment policy guidelines, the auction rate securities investments held by the Company all had AAA/Aaa credit ratings at the time of purchase. With the continuing liquidity issues experienced in the global

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
credit and capital markets, the auction rate securities held by the Company at December 31, 2008 continued to experience failed auctions as the amount of securities submitted for sale in the auctions exceeded the amount of purchase orders. In addition, all of the auction rate securities held by the Company have been downgraded or placed on credit watch.
     The estimated market value of the Company’s auction rate security holdings at December 31, 2008 was approximately $6.0 million, which reflects a $127.9 million cumulative adjustment to the original principal value of $133.9 million. The estimated market value at December 31, 2007 was approximately $36.1 million, which reflected a $97.8 million adjustment to the aggregate principal value at that date. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models that rely exclusively on unobservable inputs, the Company recorded an impairment charge of $30.9 million during the year ended December 31, 2008, reflecting an additional portion of the auction rate security holdings that the Company has concluded have an other-than-temporary decline in value. The offsetting increase in fair value of approximately $0.8 million is reported in accumulated other comprehensive loss in the consolidated balance sheets.
     Historically, given the liquidity created by auctions, the Company’s auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. Given the failed auctions, the Company’s auction rate securities are illiquid until there is a successful auction for them or the Company sells them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on the accompanying balance sheets as of December 31, 2008 and 2007. The Company may incur additional impairments to its auction rate securities.
6.  Derivative Instruments and Hedging Activities:
     On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of Wireless’ Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate protection agreement expires on February 1, 2010. This financial instrument is reported in other long-term liabilities at fair market value of approximately $38.8 million as of December 31, 2008. The net change in fair value of $15.3 million is reported in accumulated other comprehensive loss in the consolidated balance sheets, net of income taxes in the amount of approximately $5.9 million. As of December 31, 2007, this financial instrument was reported in other long-term liabilities at fair market value of approximately $23.5 million. The net change in fair value of $13.6 million was reported in accumulated other comprehensive loss in the consolidated balance sheets, net of income taxes in the amount of approximately $9.9 million.
     On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. The agreement was effective on June 30, 2008 and covers a notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. This agreement expires on June 30, 2010. This financial instrument is reported in other long-term liabilities at fair market value of approximately $16.2 million as of December 31, 2008. The net change in fair value of $16.2 million is reported in accumulated other comprehensive loss in the accompanying consolidated balance sheet, net of income taxes in the amount of approximately $6.5 million.
     The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the year ended December 31, 2008, the change in fair value did not result in ineffectiveness.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
     At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $44.5 million of net losses that are reported in accumulated other comprehensive loss at December 31, 2008 is expected to be reclassified into earnings within the next 12 months.
7.  Intangible Assets:
     The changes in the carrying value of intangible assets during the years ended December 31, 2008 and 2007 are as follows (in thousands):

		Microwave
		Relocation
	FCC Licenses	Costs
Balance at December 31, 2006	$2,072,885	$9,187
Additions	10	918

Balance at December 31, 2007	$2,072,895	$10,105
Additions	333,701	6,373

Balance at December 31, 2008	$2,406,596	$16,478

     FCC licenses represent the 14 C-Block PCS licenses acquired by the Company in the FCC auction in May 1996, the AWS licenses acquired in FCC Auction 66, the 700 MHz license acquired in FCC Auction 73 and FCC licenses acquired from other carriers. FCC licenses also represent licenses acquired in 2005 by Royal Street Communications in Auction 58.
     The grant of the licenses by the FCC subjects the Company to certain FCC ongoing ownership restrictions. Should the Company cease to continue to qualify under such ownership restrictions, the PCS, AWS and 700 MHz licenses may be subject to revocation or require the payment of fines or forfeitures. Although PCS, AWS, and 700 MHz licenses are issued with a stated term, 10 years in the case of the PCS licenses, 15 years in the case of the AWS licenses, and approximately 10 years from the date of the digital television transition for 700 MHz licenses, the renewal of PCS, AWS, and 700 MHz licenses is generally a routine matter without substantial cost.
     On November 29, 2006, the Company was granted AWS licenses as a result of FCC Auction 66, for a total aggregate purchase price of approximately $1.4 billion. These licenses cover six of the 25 largest metropolitan areas in the United States. The east coast expansion opportunities include, but are not limited to, the entire east coast corridor from Philadelphia to Boston, including New York, as well as the entire states of New York, New Jersey, Connecticut and Massachusetts. In the western United States, the new expansion opportunities include the San Diego, Portland, Seattle and Las Vegas metropolitan areas. The balance supplements or expands the geographic boundaries of the Company’s existing operations in Dallas/Ft. Worth, Detroit, Los Angeles, San Francisco and Sacramento.
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
     The Company participated as a bidder in FCC Auction 73, and on June 26, 2008, the Company was granted one 12 MHz 700 MHz license for a total aggregate purchase price of approximately $313.3 million. This 700 MHz license supplements the 10 MHz of AWS spectrum previously granted to the Company in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of FCC Auction 66.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
     On various dates in 2008, the Company consummated agreements for spectrum acquisitions from third-parties in the aggregate amount of approximately $15.3 million.
     On September 26, 2008, the Company entered into a spectrum exchange agreement covering licenses in certain markets with Leap Wireless International, Inc. (“Leap Wireless”) with Leap Wireless acquiring an additional 10 MHz of spectrum in San Diego and Fresno, California; Seattle, Washington and certain other Washington and Oregon markets, and the Company acquiring an additional 10 MHz of spectrum in Shreveport-Bossier City, Louisiana; Lakeland-Winter Haven, Florida; and Dallas-Ft. Worth, Texas and certain other North Texas markets, with consummation subject to customary closing conditions.
     During the year ended December 31, 2008, the Company entered into various agreements for the acquisition and exchange of spectrum in the aggregate amount of approximately $8.3 million. Consummation of these acquisitions is conditioned upon customary closing conditions, including approval by the FCC.
8.  Accounts Payable and Accrued Expenses:
     Accounts payable and accrued expenses consisted of the following (in thousands):

	2008	2007
Accounts payable	$148,309	$131,177
Book overdraft	104,752	25,399
Accrued accounts payable	178,085	155,733
Accrued liabilities	15,803	16,285
Payroll and employee benefits	34,047	29,380
Accrued interest	33,521	33,892
Taxes, other than income	46,705	41,044
Income taxes	7,210	6,539

Accounts payable and accrued expenses	$568,432	$439,449

9.  Long-Term Debt:
     Long-term debt consisted of the following (in thousands):

	2008	2007
9 1/4% Senior Notes	$1,400,000	$1,400,000
Senior Secured Credit Facility	1,564,000	1,580,000
Capital lease obligations	91,343	—

Total	3,055,343	2,980,000
Add: unamortized premium on debt	19,649	22,177

Total debt	3,074,992	3,002,177
Less: current maturities	(17,009)	(16,000)

Total long-term debt	$3,057,983	$2,986,177

     Maturities of the principal amount of long-term debt, excluding capital lease obligations, at face value are as follows (in thousands):

For the Year Ending December 31,
2009	$16,000
2010	16,000
2011	16,000
2012	16,000
2013	1,500,000
Thereafter	1,400,000

Total	$2,964,000

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
$1.4 Billion 9 1/4% Senior Notes
     On November 3, 2006, Wireless completed the sale of $1.0 billion of principal amount of 9 1/4% Senior Notes due 2014, (the “Initial Notes”). The net proceeds of the sale of the Initial Notes were approximately $978.0 million after underwriter fees and other debt issuance costs of $22.0 million. The net proceeds from the sale of the Initial Notes, together with the borrowings under the Senior Secured Credit Facility, were used to repay amounts owed under various credit agreements, credit facilities, and to pay related premiums, fees and expenses, as well as for general corporate purposes.
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
Senior Secured Credit Facility
     On November 3, 2006, Wireless entered into the Senior Secured Credit Facility, pursuant to which Wireless may borrow up to $1.7 billion. The Senior Secured Credit Facility consists of a $1.6 billion term loan facility and a $100.0 million revolving credit facility. On November 3, 2006, Wireless borrowed $1.6 billion under the Senior Secured Credit Facility. The term loan facility will be repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature in November 2013 and the revolving credit facility will mature in November 2011. The net proceeds from the borrowings under the Senior Secured Credit Facility, together with the sale of the Initial Notes, were used to repay amounts owed under various credit agreements, credit facilities, and to pay related premiums, fees and expenses, as well as for general corporate purposes.
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
     The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of December 31, 2008 was 6.443%. On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of the Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169% (See Note 6). On February 20, 2007, Wireless entered into an amendment to the Senior Secured Credit Facility. Under the amendment, the margin on the base rate used to determine the Senior Secured Credit Facility interest rate was reduced to 2.25% from 2.50%. On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. This agreement was effective on June 30, 2008, covers a notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.464%.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Capital Lease Obligations
     The Company entered into various non-cancelable distributed antenna systems (“DAS”) capital lease agreements, with varying expiration terms through 2024, covering dedicated optical fiber. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheet in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. See Note 12.
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
     Included in the Company’s long-term investments securities are certain auction rate securities some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable Level 3 inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Significant inputs to the investments valuation are unobservable in the active markets and are classified as Level 3 in the hierarchy.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
     The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2008, as required by SFAS No. 157 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$675,294	$—	$—	$675,294
Long-term investments	—	—	5,986	5,986

Total assets at fair value	$675,294	$—	$5,986	$681,280

Liabilities
Derivative liabilities	$—	$54,963	$—	$54,963

Total liabilities at fair value	$—	$54,963	$—	$54,963

     The following table summarizes the changes in fair value of the Company’s Level 3 assets, as required by SFAS No. 157 (in thousands):

Year Ended
Fair Value Measurements of Assets Using Level 3 Inputs	December 31, 2008
Beginning balance	$36,050
Total losses (gains) (realized or unrealized):
Included in earnings	30,857
Included in other comprehensive loss	(830)
Transfers in and/or out of Level 3	—
Purchases, sales, issuances and settlements	37

Ending balance at December 31, 2008	$5,986

Year Ended
December 31, 2008
Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the consolidated statements of income and comprehensive income	$30,857
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
     The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facility	$1,564,000	$1,251,200	$1,580,000	$1,607,734
9 1/4% Senior Notes	1,400,000	1,239,000	1,400,000	1,314,250
Cash flow hedging derivatives	54,963	54,963	23,502	23,502
Long-term investments	5,986	5,986	36,050	36,050
11.  Concentrations:
     The Company purchases a substantial portion of its wireless infrastructure equipment and handset equipment from only a few major suppliers. Further, the Company generally relies on one key vendor in each of the following areas: network infrastructure equipment, billing services, customer care, handset logistics and long distance services. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
found. Verisign, the Company’s existing billing system provider, publicly announced that it plans to leave the telecommunications services business, including the billing services business. On September 15, 2008, the Company entered into a managed services agreement with Amdocs Software Systems Limited and Amdocs, Inc. (“Amdocs”). The Company is currently transitioning its billing systems to Amdocs.
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
12.  Commitments and Contingencies:
Operating and Capital Leases
     The Company has entered into non-cancelable operating lease agreements to lease facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks. Total rent expense for the years ended December 31, 2008, 2007 and 2006 was $199.1 million, $125.1 million and $85.5 million, respectively.
     The Company entered into various non-cancelable DAS capital lease agreements, with varying expiration terms through 2024, covering dedicated optical fiber.
     Future annual minimum rental payments required for all non-cancelable operating and capital leases at December 31, 2008 are as follows (in thousands):

For the Year Ending December 31,	Operating Leases	Capital Leases
2009	$204,296	$10,213
2010	209,999	10,521
2011	209,157	10,836
2012	198,270	11,162
2013	199,961	11,496
Thereafter	731,327	132,271

Total minimum future lease payments	$1,753,010	186,499

Amount representing interest		(95,156)

Present value of minimum lease payments		91,343
Current portion		(1,009)

Long-term capital lease obligations		$90,334

     The Company has an agreement with Alcatel Lucent, to provide it with PCS and AWS CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services with an initial term through the earlier to occur of (1) December 31, 2011, or (2) the date on which the Company has purchased or licensed products, services and licensed materials under the agreement equal to a sum which it currently expects to spend for products, services, or licensed material from Alcatel Lucent from June 6, 2005 through December 31, 2011. The agreement provides for both exclusive and non-exclusive pricing for PCS and AWS CDMA products and the agreement may be renewed at the Company’s option on an annual basis for three additional years after its initial term expires. If the Company fails to continue purchasing its PCS and AWS CDMA products exclusively from Alcatel Lucent, it may have to pay certain liquidated damages based on the difference in prices between exclusive and non-exclusive prices, which would be material to the Company. As of December 31, 2008, the Company had issued purchase orders in the amount of approximately $21.6 million for products, materials and services that the Company expects to be delivered during the three months ended March 31, 2009.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
AWS Licenses Acquired in Auction 66
     Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate and some such users may delay relocation for some time. For the years ended December 31, 2008 and 2007, the Company incurred approximately $6.4 million and $0.9 million in microwave relocation costs, respectively.
FCC Katrina Order
     In October 2007, the FCC adopted rules which, if they had taken effect, would have required the Company to maintain emergency backup power for a minimum of twenty-four hours for certain of the Company’s equipment that is normally powered from local commercial power located inside mobile switching offices, and eight hours for certain of the Company’s equipment that is normally powered from local commercial power and at other locations, including cell sites and DAS nodes. Various aspects of the rules were challenged in court and before the Office of Management and Budget, or OMB. As a result, the rules have not taken effect and are not being enforced, and the FCC has indicated that it plans to seek comment on revised backup power rules applicable to wireless providers. The Company is unable to predict with any certainty the likely outcome of any proceeding regarding backup power rules. Any new rules may require the Company to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses to comply with the new rules and such costs could be material. In addition, if the Company is required to secure additional state or local permits or authorizations, it could delay the construction of any new cell sites or DAS systems and launch of services in new metropolitan areas.
Litigation
     The Company is involved in litigation from time to time, including litigation regarding intellectual property claims, that the Company considers to be in the normal course of business. The Company is not currently party to any pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
13.  Series D Cumulative Convertible Redeemable Participating Preferred Stock:
     In July 2000, MetroPCS, Inc. executed a Securities Purchase Agreement, which was subsequently amended (as amended, the “SPA”). Under the SPA, MetroPCS, Inc. issued shares of Series D Preferred Stock. In July 2004, each share of MetroPCS, Inc. Series D Preferred Stock was converted into a share of Series D Preferred Stock of MetroPCS. Dividends accrued at an annual rate of 6% of the liquidation value of $100 per share on the Series D Preferred Stock. Dividends of $6.5 million and $21.0 million were accrued for the years ended December 31, 2007, and 2006, respectively, and were included in the Series D Preferred Stock balance.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
$3.13 per share of common stock, which per share amount is subject to adjustment in accordance with the terms of MetroPCS’ Second Amended and Restated Articles of Incorporation. On April 24, 2007, MetroPCS consummated the Offering and all outstanding shares of Series D Preferred Stock, including accrued but unpaid dividends, were converted into 144,857,320 shares of common stock.
14.  Series E Cumulative Convertible Redeemable Participating Preferred Stock:
     MetroPCS entered into a stock purchase agreement, dated as of August 30, 2005, under which MetroPCS issued 500,000 shares of Series E Preferred Stock for $50.0 million in cash. Total proceeds to MetroPCS were $46.7 million, net of transaction costs of approximately $3.3 million. The Series E Preferred Stock and the Series D Preferred Stock ranked equally with respect to dividends, conversion rights and liquidation preferences. Dividends on the Series E Preferred Stock accrued at an annual rate of 6% of the liquidation value of $100 per share. Dividends of $0.9 million and $3.0 million were accrued for the years ended December 31, 2007 and 2006, respectively, and were included in the Series E Preferred Stock balance.
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
15.  Capitalization:
Common Stock Issued to Directors
     Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as provided in MetroPCS’ Non-Employee Director Remuneration Plan (the “Remuneration Plan”). In 2008, the Compensation Committee of the Board of Directors amended and restated the Remuneration Plan (the “2008 Remuneration Plan”) to be more competitive with the market and to be more reflective of the Company’s status as a public company. The Remuneration Plan provided, among other things, that each non-employee director’s annual retainer and meeting fees be paid, at the election of each non-employee director, in cash, common stock, or a combination of cash and common stock. The 2008 Remuneration Plan provides that each non-employee director’s annual retainer and meeting fees will be paid in cash and each director will receive options to purchase common stock. In accordance with the 2008 Remuneration Plan, no shares of common stock were issued to non-employee members of the Board of Directors during the year ended December 31, 2008. During the years ended December 31, 2007 and 2006, non-employee members of the Board of Directors were issued 31,230 and 49,725 shares of common stock, respectively, as payment of their annual retainer.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
16.  Share-Based Payments:
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
     MetroPCS has two stock option plans (the “Option Plans”) under which it grants options to purchase common stock of MetroPCS: the Second Amended and Restated 1995 Stock Option Plan, as amended (“1995 Plan”), and the Amended and Restated 2004 Equity Incentive Compensation Plan (“2004 Plan”). The 1995 Plan was terminated in November 2005 and no further awards can be made under the 1995 Plan, but all options previously granted will remain valid in accordance with their original terms. In February 2007, the 2004 Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 18,600,000 to a total of 40,500,000 shares. As of December 31, 2008, the maximum number of shares reserved for the 2004 Plan was 40,500,000 shares. Vesting periods and terms for stock option grants are determined by the plan administrator, which is MetroPCS’ Board of Directors for the 1995 Plan and the Compensation Committee of the Board of Directors of MetroPCS for the 2004 Plan. No option granted under the 1995 Plan has a term in excess of fifteen years and no option granted under the 2004 Plan shall have a term in excess of ten years. Options granted during the years ended December 31, 2008, 2007 and 2006 have a vesting period of one to four years.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
     The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected dividends	0.00%	0.00%	0.00%
Expected volatility	45.20%	42.69%	35.04%
Risk-free interest rate	2.49%	4.54%	4.64%
Expected lives in years	5.00	5.00	5.00
Weighted-average fair value of options:
Granted at below fair value	$—	$—	$10.16
Granted at fair value	$6.95	$9.89	$3.75
Weighted-average exercise price of options:
Granted at below fair value	$—	$—	$1.49
Granted at fair value	$16.36	$22.41	$9.95
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
     A summary of the status of the Company’s Option Plans as of December 31, 2008, 2007 and 2006, and changes during the periods then ended, is presented in the table below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	27,643,794	$11.70	23,499,462	$6.91	14,502,210	$4.18
Granted	6,566,165	$16.36	8,476,998	$22.41	11,369,793	$9.65
Exercised	(2,810,245)	$4.48	(2,562,056)	$3.79	(1,148,328)	$2.39
Forfeited	(722,126)	$18.09	(1,770,610)	$10.81	(1,224,213)	$4.22

Outstanding, end of year	30,677,588	$13.21	27,643,794	$11.70	23,499,462	$6.91

Options vested or expected to vest at year-end	29,633,907	$13.07	25,395,877	$11.36	20,127,759	$6.55

Options exercisable at year-end	15,920,318	$10.04	12,524,250	$5.86	10,750,692	$3.78

Options vested at year-end	15,836,608	$10.05	11,904,985	$5.82	8,940,615	$3.59

     Options outstanding under the Option Plans as of December 31, 2008 have a total aggregate intrinsic value of approximately $122.6 million and a weighted average remaining contractual life of 7.54 years. Options outstanding under the Option Plans as of December 31, 2007 and 2006 have a weighted average remaining contractual life of 7.85 and 8.01 years, respectively. Options vested or expected to vest under the Option Plans as of December 31, 2008 have a total aggregate intrinsic value of approximately $121.6 million and a weighted average remaining contractual life of 7.50 years. Options exercisable under the Option Plans as of December 31, 2008 have a total aggregate intrinsic value of approximately $102.4 million and a weighted average remaining contractual life of 6.58 years.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
     The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life	Price	Shares	Price
$0.08 - $5.49	3,969,690	3.84	$2.52	3,969,690	$2.52
$6.31 - $7.15	5,792,376	6.77	$7.14	4,799,713	$7.14
$7.54 - $8.67	637,525	7.51	$8.08	330,866	$8.08
$11.33 - $11.33	6,909,625	7.97	$11.33	3,858,177	$11.33
$12.77 - $15.29	858,450	9.39	$14.70	118,419	$15.08
$16.20 - $16.20	5,254,185	9.18	$16.20	42,575	$16.20
$16.40 - $21.10	901,500	9.34	$18.33	45,300	$17.09
$23.00 - $36.58	6,354,237	8.24	$24.60	2,671,868	$24.43
     In 2004, Congress passed the American Job Creation Act of 2004 which changed certain rules with respect to deferred compensation, including options to purchase MetroPCS’ common stock which were granted below the fair market value of the common stock as of the grant date. MetroPCS had previously granted certain options to purchase its common stock under the 1995 Plan at exercise prices which MetroPCS believes were below the fair market value of its common stock at the time of grant. In December 2005, MetroPCS offered to amend the stock option grants of all affected employees by increasing the exercise price of such affected stock option grants to the fair value of MetroPCS’ common stock as of the date of grant and granting additional stock options, which vested 50% on January 1, 2006 and 50% on January 1, 2007, at the fair market value of MetroPCS’ common stock as of the grant date provided that the employee remained employed by the Company on those dates. The total number of affected stock options was 2,617,140 and MetroPCS granted 407,274 additional stock options.
     During the year ended December 31, 2008, 2,810,245 options granted under the Option Plans were exercised for 2,810,245 shares of common stock. The intrinsic value of these options was approximately $38.6 million and total proceeds were approximately $12.6 million for the year ended December 31, 2008. During the year ended December 31, 2007, 2,562,056 options granted under the Option Plans were exercised for 2,562,056 shares of common stock. The intrinsic value of these options was approximately $47.7 million and total proceeds were approximately $9.7 million for the year ended December 31, 2007. During the year ended December 31, 2006, 1,148,328 options granted under the Option Plans were exercised for 1,148,328 shares of common stock. The intrinsic value of these options was approximately $9.0 million and total proceeds were approximately $2.7 million for the year ended December 31, 2006.
     The following table summarizes information about unvested stock option grants:

		Weighted
		Average
		Grant-Date
Stock Option Grants	Shares	Fair Value
Unvested balance, January 1, 2008	15,738,809	$6.99
Grants	6,566,165	$6.95
Vested shares	(6,824,591)	$6.59
Forfeitures	(639,403)	$8.12

Unvested balance, December 31, 2008	14,840,980	$7.11

     The Company determines fair value of stock option grants as the closing share price of the Company’s common stock at grant-date. The weighted average grant-date fair value of the stock option grants for the year ended December 31, 2008, 2007 and 2006 is $6.95, $9.89 and $3.98, respectively. The total fair value of stock options that vested during the year ended December 31, 2008 was $45.0 million.
     The Company has recognized $41.1 million, $28.0 million and $14.5 million of non-cash stock-based compensation expense in the years ended December 31, 2008, 2007 and 2006, respectively, and an income tax benefit of $17.2 million, $11.0 million and $5.8 million, respectively.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
     As of December 31, 2008, there was approximately $98.1 million of unrecognized stock-based compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2.49 years. Such costs are scheduled to be recognized as follows: $41.4 million in 2009, $34.8 million in 2010, $18.3 million in 2011 and $3.6 million in 2012.
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
17. Employee Benefit Plan:
     The Company sponsors a savings plan under Section 401(k) of the Internal Revenue Code for the majority of its employees. The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. The Company did not match employee contributions as of December 31, 2008 but could make discretionary or profit-sharing contributions. The Company has made no contributions to the savings plan through December 31, 2008. On January 1, 2009, the Company adopted a limited matching contribution policy and will match certain employee contributions to the savings plan beginning in the first quarter of 2009.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
18. Income Taxes:
     The provision for taxes on income consisted of the following (in thousands):

	2008	2007	2006
Current:
Federal	$156	$257	$674
State	5,483	4,317	3,702

	5,639	4,574	4,376

Deferred:
Federal	99,899	113,611	29,959
State	24,448	4,913	2,382

	124,347	118,524	32,341

Provision for income taxes	$129,986	$123,098	$36,717

     A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the consolidated statements of income and comprehensive income for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
U.S. federal income tax provision at statutory rate.	$97,798	$78,225	$31,683
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax impact	18,458	6,423	2,386
Change in valuation allowance	11,940	35,717	(194)
Provision for tax uncertainties	1,627	1,976	2,557
Permanent items	163	371	218
Other	—	386	67

Provision for income taxes	$129,986	$123,098	$36,717

     Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The Company’s net deferred tax liability consisted of the following deferred tax assets and liabilities (in thousands):

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	2008	2007
Deferred tax assets:
Net operating loss carry forward	$141,965	$70,888
Deferred revenue	15,917	12,384
Allowance for uncollectible accounts	1,645	1,223
Deferred rent	19,342	13,808
Deferred compensation	28,609	14,841
Asset retirement obligation	2,161	1,003
Credit carry forwards	2,583	2,619
Other comprehensive loss	21,464	8,897
Transaction taxes	3,884	2,087
Unrealized loss on investments	47,657	35,717
Other	19,933	7,782

Gross deferred tax assets	305,160	171,249
Valuation allowance	(47,657)	(35,717)

Total deferred tax assets, net	257,503	135,532
Deferred tax liabilities:
Depreciation	(352,106)	(240,564)
Deferred cost of handset sales	(19,349)	(13,226)
FCC licenses	(199,422)	(136,832)
Partnership interest	(70,284)	(22,658)
Other	(4,019)	(7,460)

Deferred tax liabilities	(645,180)	(420,740)
Net deferred tax liability	$(387,677)	$(285,208)

     Deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Current deferred tax asset	$1,832	$4,920
Non-current deferred tax liability	(389,509)	(290,128)

Net deferred tax liability	$(387,677)	$(285,208)

     At December 31, 2008 the Company has approximately $382.8 million and $163.1 million of financial reporting net operating loss carry forwards for federal and state income tax purposes, respectively. The Company’s net operating loss carry forwards for federal and state tax purposes were approximately $82.3 million and $58.3 million, respectively, greater than its net operating loss carry forwards for financial reporting purposes due to the Company’s inability to realize excess tax benefits under SFAS 123(R) until such benefits reduce income taxes payable. The federal net operating loss will begin to expire in 2023. The state net operating losses will begin to expire in 2013. At December 31, 2008 the Company has approximately $1.2 million and $0.2 million of alternative minimum tax credit carry forwards for federal and state income tax purposes, respectively. These alternative minimum tax credits carry forward indefinitely.
     Financial statement deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that realization of the deferred tax assets is more likely than not based on the future reversal of existing temporary differences which give rise to the deferred tax liabilities, with the exception of the deferred tax asset related to the unrealized tax loss. During 2008 and 2007, an impairment of investments was recorded for financial statement purposes resulting in an unrealized loss. Recognition of this unrealized loss for tax purposes would result in a capital loss. The Company has not generated capital gains within the carry back period and does not anticipate generating sufficient capital gains within the carry forward period to realize this deferred tax asset. Therefore, the Company has recorded a valuation allowance of $47.7 million and $35.7 million as of December 31, 2008 and 2007, respectively.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
     In 2008, MetroPCS concluded a state audit which did not result in a material impact to the financial statements.
     A reconciliation of the beginning and ending amount of gross unrecognized tax benefits are as follows (in thousands):

Balance, January 1, 2008	$19,328
Increases for tax provisions taken during a prior period	—
Increases for tax provisions taken during the current period	—
Decreases relating to settlements	—
Decreases resulting from the expiration of the statute of limitations	—

Balance, December 31, 2008	$19,328

     The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $12.6 million and $12.6 million as of December 31, 2008 and 2007, respectively. Additionally, the total interest and penalties which would affect the effective tax rate is $13.6 million and $12.0 million as of December 31, 2008 and 2007, respectively. The Company continues to recognize both interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized gross interest and penalties of $2.5 million during 2008, $2.8 million during 2007 and $3.4 million during 2006. Accrued gross interest and penalties were $18.3 million and $15.8 million as of December 31, 2008 and 2007, respectively. A state examination is currently ongoing and the Company believes it is reasonably possible that the amount of unrecognized tax benefits could significantly decrease within the next 12 month period. The Company does not anticipate that a proposed adjustment would result in a material change to the Company’s financial position. The gross unrecognized tax benefits could change due to settlement with this state in an amount up to $2.7 million. In another state jurisdiction, it is reasonably possible that the amount of unrecognized tax benefits could significantly decrease within the next 12 months due to the expiration of a statute. The gross unrecognized tax benefit for this tax position could decrease in an amount up to $13.2 million.
     The IRS is currently examining the 2005 and 2006 tax years of Royal Street Communications. Management does not believe the examination will have a significant effect on the Company’s tax position.
     In addition, there are several state income and franchise tax examinations that are currently in progress for the Company and/or certain of its subsidiaries for various tax years. Management does not believe these examinations will have a significant effect on the Company’s tax position.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
19.  Net Income Per Common Share:
     The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	2008	2007	2006
Basic EPS — Two Class Method:
Net income	$149,438	$100,403	$53,806
Accrued dividends and accretion:
Series D Preferred Stock	—	(6,647)	(21,479)
Series E Preferred Stock	—	(1,035)	(3,339)

Net income applicable to common stock	$149,438	$92,721	$28,988
Amount allocable to common shareholders	100.0%	88.8%	57.1%

Rights to undistributed earnings	$149,438	$82,330	$16,539

Weighted average shares outstanding — basic	349,395,285	287,692,280	155,820,381

Net income per common share — basic	$0.43	$0.29	$0.11

Diluted EPS:
Rights to undistributed earnings	$149,438	$82,330	$16,539

Weighted average shares outstanding — basic	349,395,285	287,692,280	155,820,381
Effect of dilutive securities:
Warrants	—	—	147,257
Stock options	5,984,826	8,645,444	3,728,970

Weighted average shares outstanding — diluted	355,380,111	296,337,724	159,696,608

Net income per common share — diluted	$0.42	$0.28	$0.10

     Net income per common share for the years ended December 31, 2007 and 2006 is computed in accordance with EITF 03-6. Under EITF 03-6, the preferred stock is considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock is included in the computation of basic and diluted net income per common share using the two-class method, except during periods of net losses. Preferred stock was included in the computation of income per common share through April 24, 2007, the date of conversion to common stock as a result of the Offering. When determining basic earnings per common share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
     For the years ended December 31, 2008, 2007 and 2006, 11.9 million, 4.4 million and 7.4 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the years ended December 31, 2007 and 2006, 44.2 million and 136.1 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
     For the years ended December 31, 2007 and 2006, 1.9 million and 5.7 million, respectively, of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.
20.  Segment Information:
     Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the President, Chief Executive Officer and Chairman of the Board.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
     As of December 31, 2008, the Company had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provides wireless voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location based services, social networking services and other value-added services.
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

	Core	Expansion
Year Ended December 31, 2008	Markets	Markets	Other	Total
Service revenues	$1,504,870	$932,380	$—	$2,437,250
Equipment revenues	186,263	128,003	—	314,266
Total revenues	1,691,133	1,060,383	—	2,751,516
Cost of service(1)	437,765	419,530	—	857,295
Cost of equipment	374,777	329,871	—	704,648
Selling, general and administrative expenses(2)	171,819	275,763	—	447,582
Adjusted EBITDA(3)	720,334	62,799	—
Depreciation and amortization	130,695	106,410	18,214	255,319
Loss on disposal of assets	18,652	249	4	18,905
Stock-based compensation expense	13,562	27,580	—	41,142
Income (loss) from operations	557,425	(71,440)	(18,218)	467,767
Interest expense	—	—	179,398	179,398
Accretion of put option in majority-owned subsidiary	—	—	1,258	1,258
Interest and other income	—	—	(23,170)	(23,170)
Impairment loss on investment securities	—	—	30,857	30,857
Income (loss) before provision for income taxes	557,425	(71,440)	(206,561)	279,424
Capital expenditures	162,274	731,968	60,370	954,612
Total assets	1,140,205	4,126,975	1,154,968	6,422,148

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	Core	Expansion
Year Ended December 31, 2007	Markets	Markets	Other	Total
Service revenues	$1,414,917	$504,280	$—	$1,919,197
Equipment revenues	220,364	96,173	—	316,537
Total revenues	1,635,281	600,453	—	2,235,734
Cost of service(1)	439,162	208,348	—	647,510
Cost of equipment	385,100	212,133	—	597,233
Selling, general and administrative expenses(2)	167,542	184,478	—	352,020
Adjusted EBITDA(3)	654,112	12,883	—
Depreciation and amortization	117,344	53,851	7,007	178,202
(Gain) loss on disposal of assets	(3,061)	461	3,255	655
Stock-based compensation expense	10,635	17,389	—	28,024
Income (loss) from operations	529,194	(58,818)	(10,262)	460,114
Interest expense	—	—	201,746	201,746
Accretion of put option in majority-owned subsidiary	—	—	1,003	1,003
Interest and other income	—	—	(63,936)	(63,936)
Impairment loss on investment securities	—	—	97,800	97,800
Income (loss) before provision for income taxes	529,194	(58,818)	(246,875)	223,501
Capital expenditures	220,490	436,567	110,652	767,709
Total assets	1,064,384	2,883,832	1,857,914	5,806,130

	Core	Expansion
Year Ended December 31, 2006	Markets	Markets	Other	Total
Service revenues	$1,138,019	$152,928	$—	$1,290,947
Equipment revenues	208,333	47,583	—	255,916
Total revenues	1,346,352	200,511	—	1,546,863
Cost of service(1)	338,923	106,358	—	445,281
Cost of equipment	364,281	112,596	—	476,877
Selling, general and administrative expenses(2)	158,100	85,518	—	243,618
Adjusted EBITDA (deficit)(3)	492,773	(97,214)	—
Depreciation and amortization	109,626	21,941	3,461	135,028
Loss on disposal of assets	8,313	485	8	8,806
Stock-based compensation expense	7,725	6,747	—	14,472
Income (loss) from operations	367,109	(126,387)	(3,469)	237,253
Interest expense	—	—	115,985	115,985
Accretion of put option in majority-owned subsidiary	—	—	770	770
Interest and other income	—	—	(21,543)	(21,543)
Loss on extinguishment of debt	—	—	51,518	51,518
Income (loss) before provision for income taxes	367,109	(126,387)	(150,199)	90,523
Capital expenditures	217,215	314,308	19,226	550,749
Total assets(4)	945,699	1,064,243	2,143,180	4,153,122

(1)	Cost of service includes stock-based compensation expense disclosed separately. For the years ended December 31, 2008, 2007 and 2006, cost of service includes $2.9 million, $1.8 million and $1.3 million, respectively, of stock-based compensation expense.

(2)	Selling, general and administrative expenses include stock-based compensation expense disclosed separately. For the years ended December 31, 2008, 2007 and 2006, selling, general and administrative expenses include $38.2 million, $26.2 million and $13.2 million, respectively, of stock-based compensation expense.

(3)	Adjusted EBITDA (deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of each segments’ ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

(4)	Total assets as of December 31, 2006 include the Auction 66 AWS licenses that the Company was granted on November 29, 2006 for a total aggregate purchase price of approximately $1.4 billion. These AWS licenses are presented in the “Other” column as the Company had not allocated the Auction 66 licenses to its reportable segments as of December 31, 2006. As of December 31, 2008 and 2007, the Auction 66 AWS licenses are included in Expansion Markets total assets.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
     The following table reconciles segment Adjusted EBITDA (Deficit) for the years ended December 31, 2008, 2007 and 2006 to consolidated income before provision for income taxes:

	2008	2007	2006
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$720,334	$654,112	$492,773
Expansion Markets Adjusted EBITDA (Deficit)	62,799	12,883	(97,214)

Total	783,133	666,995	395,559
Depreciation and amortization	(255,319)	(178,202)	(135,028)
Loss on disposal of assets	(18,905)	(655)	(8,806)
Stock-based compensation expense	(41,142)	(28,024)	(14,472)
Interest expense	(179,398)	(201,746)	(115,985)
Accretion of put option in majority-owned subsidiary	(1,258)	(1,003)	(770)
Interest and other income	23,170	63,936	21,543
Impairment loss on investment securities	(30,857)	(97,800)	—
Loss on extinguishment of debt	—	—	(51,518)

Consolidated income before provision for income taxes	$279,424	$223,501	$90,523

21.  Guarantor Subsidiaries:
     In connection with Wireless’ sale of the 9¼% Senior Notes and the entry into the Senior Secured Credit Facility, MetroPCS and all of MetroPCS’ subsidiaries, other than Wireless and Royal Street (the “guarantor subsidiaries”), provided guarantees on the 9 ¼% Senior Notes and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility and the indenture relating to the 9¼% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility and the indenture relating to the 9¼% Senior Notes. Royal Street (the “non-guarantor subsidiaries”) is not a guarantor of the 9¼% Senior Notes or the Senior Secured Credit Facility.
     The following information presents condensed consolidating balance sheets as of December 31, 2008 and 2007, condensed consolidating statements of income for the years ended December 31, 2008, 2007 and 2006, and condensed consolidating statements of cash flows for the years ended December 31, 2008, 2007 and 2006 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries (Royal Street). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Consolidated Balance Sheet
As of December 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$598,823	$78,121	$624	$20,380	$—	$697,948
Inventories, net	—	144,784	11,171	—	—	155,955
Accounts receivable, net	—	34,579	—	87	—	34,666
Prepaid charges	—	17,994	32,274	6,079	—	56,347
Deferred charges	—	49,716	—	—	—	49,716
Deferred tax asset	—	1,832	—	—	—	1,832
Current receivable from subsidiaries	—	244,212	—	10,467	(254,679)	—
Other current assets	426	4,472	41,945	577	—	47,420

Total current assets	599,249	575,710	86,014	37,590	(254,679)	1,043,884
Property and equipment, net	—	18,174	2,430,597	398,980	—	2,847,751
Restricted cash and investments	—	—	4,250	325	—	4,575
Long-term investments	5,986	—	—	—	—	5,986
Investment in subsidiaries	610,581	1,760,327	—	—	(2,370,908)	—
FCC licenses	—	—	2,112,997	293,599	—	2,406,596
Microwave relocation costs	—	—	16,478	—	—	16,478
Long-term receivable from subsidiaries	250,000	796,462	—	—	(1,046,462)	—
Other assets	—	37,391	34,544	24,943	—	96,878

Total assets	$1,465,816	$3,188,064	$4,684,880	$755,437	$(3,672,049)	$6,422,148

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$195,619	$344,325	$28,488	$—	$568,432
Current maturities of long-term debt	—	16,000	990	19	—	17,009
Current payable to subsidiaries	—	—	10,467	244,212	(254,679)	—
Deferred revenue	—	30,011	121,768	—	—	151,779
Advances to subsidiaries	(568,507)	(1,365,057)	1,933,564	—	—	—
Other current liabilities	—	30	5,106	—	—	5,136

Total current liabilities	(568,507)	(1,123,397)	2,416,220	272,719	(254,679)	742,356
Long-term debt	—	2,967,649	88,906	1,428	—	3,057,983
Long-term payable to subsidiaries	—	250,000	—	796,462	(1,046,462)	—
Deferred tax liabilities	—	389,509	—	—	—	389,509
Deferred rents	—	—	49,850	6,575	—	56,425
Redeemable minority interest	—	6,290	—	—	—	6,290
Other long-term liabilities	—	87,432	41,377	6,453	—	135,262

Total liabilities	(568,507)	2,577,483	2,596,353	1,083,637	(1,301,141)	4,387,825
COMMITMENTS AND CONTINGENCIES (See Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,578,972	—	—	20,000	(20,000)	1,578,972
Retained earnings (deficit)	487,849	643,955	2,088,527	(348,200)	(2,384,282)	487,849
Accumulated other comprehensive (loss) income	(32,533)	(33,374)	—	—	33,374	(32,533)

Total stockholders’ equity	2,034,323	610,581	2,088,527	(328,200)	(2,370,908)	2,034,323

Total liabilities and stockholders’ equity	$1,465,816	$3,188,064	$4,684,880	$755,437	$(3,672,049)	$6,422,148

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
COMMITMENTS AND CONTINGENCIES (See Note 12)
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Consolidated Statement of Income
Year Ended December 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$2,441,374	$98,179	$(102,303)	$2,437,250
Equipment revenues	—	11,977	302,289	—	—	314,266

Total revenues	—	11,977	2,743,663	98,179	(102,303)	2,751,516
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	869,063	90,535	(102,303)	857,295
Cost of equipment	—	11,292	693,356	—	—	704,648
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	684	425,889	21,009	—	447,582
Depreciation and amortization	—	212	215,624	39,483	—	255,319
Loss on disposal of assets	—	—	18,889	16	—	18,905

Total operating expenses	—	12,188	2,222,821	151,043	(102,303)	2,283,749

Income (loss) from operations	—	(211)	520,842	(52,864)	—	467,767
OTHER EXPENSE (INCOME):
Interest expense	—	219,530	(32,665)	102,931	(110,398)	179,398
Earnings from consolidated subsidiaries	(158,083)	(397,617)	—	—	555,700	—
Accretion of put option in majority-owned subsidiary	—	1,258	—	—	—	1,258
Interest and other income	(22,212)	(110,796)	80	(640)	110,398	(23,170)
Impairment loss on investment securities	30,857	—	—	—	—	30,857

Total other (income) expense	(149,438)	(287,625)	(32,585)	102,291	555,700	188,343
Income (loss) before provision for income taxes	149,438	287,414	553,427	(155,155)	(555,700)	279,424
Provision for income taxes	—	(129,331)	(655)	—	—	(129,986)

Net income (loss)	$149,438	$158,083	$552,772	$(155,155)	$(555,700)	$149,438

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Consolidated Statement of Income
Year Ended December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
REVENUES:
Service revenues	$—	$3,219	$1,919,067	$24,508	$(27,597)	$1,919,197
Equipment revenues	—	10,675	305,862	—	—	316,537

Total revenues	—	13,894	2,224,929	24,508	(27,597)	2,235,734
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	620,032	55,075	(27,597)	647,510
Cost of equipment	—	10,226	587,007	—	—	597,233
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	449	332,691	18,880	—	352,020
Depreciation and amortization	—	55	169,452	8,695	—	178,202
Loss on disposal of assets	—	—	655	—	—	655

Total operating expenses	—	10,730	1,709,837	82,650	(27,597)	1,775,620

Income (loss) from operations	—	3,164	515,092	(58,142)	—	460,114
OTHER EXPENSE (INCOME):
Interest expense	—	234,711	(16,639)	52,506	(68,832)	201,746
Earnings from consolidated subsidiaries	(166,009)	(423,701)	—	—	589,710	—
Accretion of put option in majority-owned subsidiary	—	1,003	—	—	—	1,003
Interest and other income	(32,194)	(97,956)	(28)	(2,590)	68,832	(63,936)
Impairment loss on investment securities	97,800	—	—	—	—	97,800

Total other (income) expense	(100,403)	(285,943)	(16,667)	49,916	589,710	236,613
Income (loss) before provision for income taxes	100,403	289,107	531,759	(108,058)	(589,710)	223,501
Provision for income taxes	—	(123,098)	—	—	—	(123,098)

Net income (loss)	$100,403	$166,009	$531,759	$(108,058)	$(589,710)	$100,403

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Consolidated Statement of Income
Year Ended December 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
REVENUES:
Service revenues	$—	$695	$1,290,945	$1,005	$(1,698)	$1,290,947
Equipment revenues	—	11,900	244,016	—	—	255,916

Total revenues	—	12,595	1,534,961	1,005	(1,698)	1,546,863
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	434,987	11,992	(1,698)	445,281
Cost of equipment	—	11,538	465,339	—	—	476,877
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	362	227,723	15,533	—	243,618
Depreciation and amortization	—	—	134,708	320	—	135,028
Loss on disposal of assets	—	—	8,806	—	—	8,806

Total operating expenses	—	11,900	1,271,563	27,845	(1,698)	1,309,610

Income (loss) from operations	—	695	263,398	(26,840)	—	237,253
OTHER EXPENSE (INCOME):
Interest expense	17,161	115,575	(7,370)	30,956	(40,337)	115,985
Earnings from consolidated subsidiaries	(77,506)	(214,795)	—	—	292,301	—
Accretion of put option in majority-owned subsidiary	—	770	—	—	—	770
Interest and other income	(2,807)	(57,493)	(699)	(882)	40,338	(21,543)
Loss (gain) on extinguishment of debt	9,345	42,415	(242)	—	—	51,518

Total other (income) expense	(53,807)	(113,528)	(8,311)	30,074	292,302	146,730
Income (loss) before provision for income taxes	53,807	114,223	271,709	(56,914)	(292,302)	90,523
Provision for income taxes	—	(36,717)	—	—	—	(36,717)

Net income (loss)	$53,807	$77,506	$271,709	$(56,914)	$(292,302)	$53,806

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Consolidated Statement of Cash Flows
Year Ended December 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$149,438	$158,083	$552,772	$(155,155)	$(555,700)	$149,438
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	212	215,624	39,483	—	255,319
Provision for uncollectible accounts receivable	—	8	—	—	—	8
Deferred rent expense	—	—	16,910	3,736	—	20,646
Cost of abandoned cell sites	—	—	4,558	4,034	—	8,592
Stock-based compensation expense	—	—	41,142	—	—	41,142
Non-cash interest expense	—	2,605	(50)	24,878	(24,883)	2,550
Loss on disposal of assets	—	—	18,889	16	—	18,905
Accretion of asset retirement obligation	—	—	2,942	600	—	3,542
Accretion of put option in majority-owned subsidiary	—	1,258	—	—	—	1,258
Impairment loss in investment securities	30,857	—	—	—	—	30,857
Deferred income taxes	—	124,347	—	—	—	124,347
Changes in assets and liabilities	(395,563)	(582,147)	12,265	(4,317)	760,648	(209,114)

Net cash (used in) provided by operating activities	(215,268)	(295,634)	865,052	(86,725)	180,065	447,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	15,269	(858,004)	(109,196)	(2,681)	(954,612)
Change in prepaid purchases of property and equipment	—	19,225	(3,580)	—	—	15,645
Proceeds from sale of property and equipment	—	—	642	214	—	856
Proceeds from sale of investments	37	—	—	—	—	37
Cash used in business acquisitions	—	(25,162)	—	—	—	(25,162)
Purchases of and Deposits for FCC for licenses	—	(328,519)	—	—	—	(328,519)
Microwave relocation costs	—	—	(2,520)	—	—	(2,520)

Net cash provided by (used in) investing activities	37	(319,187)	(863,462)	(108,982)	(2,681)	(1,294,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	75,665	—	3,688	—	79,353
Proceeds from long-term note to parent	—	—	—	380,000	(380,000)	—
Repayment of debt	—	(16,000)	—	(190,930)	190,930	(16,000)
Payments on capital lease obligations	—	—	(1,410)	(11,686)	11,686	(1,410)
Proceeds from exercise of stock options	12,582	—	—	—	—	12,582

Net cash provided by (used in) financing activities	12,582	59,665	(1,410)	181,072	(177,384)	74,525

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(202,649)	(555,156)	180	(14,635)	—	(772,260)
CASH AND CASH EQUIVALENTS, beginning of period	801,472	633,277	444	35,015	—	1,470,208

CASH AND CASH EQUIVALENTS, end of period	$598,823	$78,121	$624	$20,380	$—	$697,948

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
December 31, 2008, 2007 and 2006
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
December 31, 2008, 2007 and 2006
22.  Related-Party Transactions:
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

	Year Ended December 31,
	2008	2007	2006
Fees received by the Company as compensation for providing billing and collection services	$7.1	$5.7	$2.7
Handsets sold to the related party	12.0	10.8	12.7

	2008	2007
Liability for fees collected from customers	$3.7	$3.3
Receivables from the related party which were included in:
Accounts receivable	0.8	0.7
     The Company paid approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, to a law firm for professional services, a partner of which is related to a Company executive officer.
     One of the Company’s current directors is the chairman of an equity firm that holds various investment funds affiliated with one of the Company’s greater than 5% stockholders. The equity firm is affiliated with a current director of a company that provides wireless caller id with name services to the Company. The Company paid approximately $0.1 million to the company for these services during the year ended December 31, 2008.
     One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 15.6% interest in a company that provides advertising services to the Company. The Company paid approximately $4.4 million, $3.5 million and $1.3 million to the company for these services during the years ended December 31, 2008, 2007 and 2006, respectively.
23.  Supplemental Cash Flow Information:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash paid for interest	$177,210	$194,921	$86,380
Cash paid for income taxes	2,617	423	3,375
Non-cash investing and financing activities:
     The Company accrued dividends of $6.5 million and $21.0 million related to the Series D Preferred Stock for the years ended December 31, 2007 and 2006, respectively.
     The Company accrued dividends of $0.9 million and $3.0 million related to the Series E Preferred Stock for the years ended December 31, 2007 and 2006, respectively.
     Net changes in the Company’s accrued purchases of property, plant and equipment were $161.9 million, $42.5 million and $28.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
     Assets acquired under capital lease obligations were $92.9 million for the year-ended December 31, 2008.
     On April 24, 2007, concurrent with the closing of the Offering, all outstanding shares of preferred stock, including accrued but unpaid dividends, were converted into 150,962,644 shares of common stock.
     See Note 2 for the non-cash increase in the Company’s asset retirement obligations.
24.  Quarterly Financial Data (Unaudited):
     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations for the interim periods. Summarized data for each interim period for the years ended December 31, 2008 and 2007 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Total revenues	$662,354	$678,807	$686,721	$723,634
Income from operations	112,028	135,644	120,653	99,442
Net income (1)	39,519	50,465	44,880	14,574
Net income per common share — basic	$0.11	$0.14	$0.13	$0.04
Net income per common share — diluted	$0.11	$0.14	$0.13	$0.04

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Total revenues	$536,686	$551,176	$556,738	$591,134
Income from operations	102,676	132,062	133,138	92,238
Net income (loss)(2)	36,352	58,094	53,108	(47,150)
Net income (loss) per common share — basic	$0.11	$0.17	$0.15	$(0.14)
Net income (loss) per common share — diluted	$0.11	$0.17	$0.15	$(0.14)

(1)	During the three months ended March 31, 2008, June 30, 2008, September 30, 2008, and December 31, 2008, the Company recognized an impairment loss on investment securities in the amount of approximately $8.0 million, $9.1 million, $3.0 million, and $10.8 million, respectively.

(2)	During the three months ended September 30, 2007 and December 31, 2007, the Company recognized an impairment loss on investment securities in the amount of approximately $15.0 million and $82.8 million, respectively.
25.  Subsequent Events:
     On January 14, 2009, Wireless completed the sale of $550.0 million of 9 1/4% senior notes due 2014 (the “New 9 1/4% Senior Notes”) at a price equal to 89.50% of the principal amount of such New 9 1/4% Senior Notes. On January 20, 2009, Wireless consummated the sale of the New 9 1/4% Senior Notes resulting in net proceeds of approximately $480.5 million. The net proceeds from the sale of the New 9 1/4% Senior Notes will be used for general corporate purposes which could include working capital, capital expenditures, future liquidity needs, additional opportunistic spectrum acquisitions, corporate development opportunities and future technology initiatives. On January 20, 2009, Wireless entered into a registration rights agreement in connection with the consummation of the sale of the New 9 1/4% Senior Notes. Under the terms of the registration rights agreement, Wireless agrees to file a registration statement on or before the 270th day after the New 9 1/4% Senior Notes’ issue date covering the New 9 1/4% Senior Notes. Wireless also agreed to use commercially reasonable efforts to have such Registration Statement declared effective on or prior to the 300th day after the New 9 1/4% Senior Notes’ issue date. Alternatively, if Wireless is unable to consummate the Exchange Offer (as defined in the Registration Rights Agreement) or if holders of the New 9 1/4% Senior Notes cannot participate in the Exchange Offer for certain specified reasons, then Wireless and the Guarantors will use commercially reasonable efforts to file a shelf registration statement within the times specified in the Registration Rights Agreement to facilitate resale of the New 9 1/4% Senior Notes. All registration expenses will be paid by Wireless and the Guarantors. Should Wireless fail to

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
file the registration statement, have such registration statement declared effective, consummate the Exchange Offer or, in the alternative, have the shelf registration statement declared effective, Wireless will be required to pay certain liquidated damages as provided in the Registration Rights Agreement.

EXHIBIT INDEX

Exhibit No.		Description
2.1	(a)	Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

2.1	(b)	Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

3.1		Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.2	(a)	Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.2	(b)	Amendment No. 1 to Third Amended and Restated Bylaws of MetroPCS Communications (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 28, 2007, and incorporated by reference herein).

3.2	(c)	Amendment No. 2 to the Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on November 13, 2008, and incorporated by reference herein).

3.3		MetroPCS Communications, Inc. Revised Code of Ethics. (Filed as Exhibit 14.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on February 08, 2008, and incorporated by reference herein).

4.1		Form of Certificate of MetroPCS Communications, Inc. Common Stock. (Filed as Exhibit 4.1 to Amendment No. 4 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 3, 2007, and incorporated by reference herein).

4.2		Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on March 30, 2007, and incorporated by reference herein).

10.1		Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.2	(a)	Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.2	(b)	First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.2	(c)	Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.3		Registration Rights Agreement, effective as of April 24, 2007, by and among MetroPCS Communications, Inc. and the stockholders listed therein. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 11, 2007, and incorporated by reference herein).

10.4		Form of Officer and Director Indemnification Agreement (Filed as Exhibit 10.4 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5	(a)	General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

Exhibit No.		Description
10.5	(b)	Amendment No. 1 to the General Purchase Agreement, effective as of September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(b) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5	(c)	Amendment No. 2 to the General Purchase Agreement, effective as of November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(c) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5	(d)	Amendment No. 3 to the General Purchase Agreement, effective as of December 3, 2007, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.4(d) to MetroPCS Communications, Inc’s Annual Report on Form 10-K (SEC File No. 001-33409), filed on February 29, 2008, and incorporated by reference herein).

10.6		Amended and Restated Services Agreement, executed on December 15, 2005 as of November 24, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.6 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.7	(a)	Second Amended and Restated Credit Agreement, executed on December 15, 2005 as of December 22, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.7 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.7	(b)	Second Amendment to the Second Amended and Restated Credit Agreement, entered into as of August 29, 2007, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.18 to MetroPCS Communications, Inc.’s Registration Statement on Form S-4/A, Amendment No. 1 (SEC File No. 333-142955), filed on October 2, 2007, and incorporated by reference herein).

10.7	(c)	Third Amendment to the Second Amended and Restated Credit Agreement, entered into as of April 2, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on August 8, 2008, and incorporated by reference herein).

10.7	(d)	Fourth Amendment to the Second Amended and Restated Credit Agreement, entered into as of June 12, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on August 8, 2008, and incorporated by reference herein).

10.7	(e)*	Fifth Amendment to the Second Amended and Restated Credit Agreement, entered into as of February 17, 2009, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc.

10.8		Amended and Restated Pledge Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.8 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.9		Amended and Restated Security Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.9 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

Exhibit No.		Description
10.10		Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, executed on December 15, 2005 as of November 24, 2004, by and between C9 Wireless, LLC, GWI PCS1, Inc., and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.10 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.11		Master Equipment and Facilities Lease Agreement, executed as of May 17, 2006, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.11 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.12		Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner (Filed as Exhibit 10.12 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.13		Purchase Agreement, dated October 26, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.13 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.14		Registration Rights Agreement, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.14 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15	(a)	Indenture, dated as of November 3, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 10.15 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15	(b)	Supplemental Indenture, dated as of February 6, 2007, among the Guaranteeing Subsidiaries as defined therein, the other Guarantors as defined in the Indenture referred to therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein (Filed as Exhibit 10.16 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15	(c)	Supplemental Indenture, dated as of December 11, 2007, between the Guaranteeing Subsidiary as defined therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein. (Filed as Exhibit 10.14(c) to MetroPCS Communications, Inc’s Annual Report on Form 10-K (SEC File No. 001-33409), filed on February 29, 2008, and incorporated by reference herein).

10.16		Purchase Agreement, dated May 31, 2007, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on June 6, 2007, and incorporated by reference herein).

10.17		Registration Rights Agreement, dated as of June 6, 2007, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 11, 2007, and incorporated by reference herein).

10.18		Managed Services Agreement, entered into on September 15, 2008 and effective as of April 8, 2008, by and between MetroPCS Wireless, Inc. and Amdocs Software Systems Limited and Amdocs, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on November 10, 2008, and incorporated by reference herein).

10.19		Purchase Agreement, dated as of January 14, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein), J.P. Morgan Securities Inc., Banc of America Securities LLC, and HSBC Securities (USA) Inc. (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

10.20		Indenture, dated as of January 20, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

Exhibit No.		Description
10.21		Registration Rights Agreement, dated as of January 20, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein), J.P. Morgan Securities Inc., Banc of America Securities LLC, and HSBC Securities (USA) Inc. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of Deloitte & Touche LLP.

24.1	*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.

31.1	*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.