Form 10-Q
period 2009-03-31
METROPCS COMMUNICATIONS INC
filed 2009-05-11
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

On April 30, 2009, there were 351,793,861 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q

*	No reportable information under this item.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

(Unaudited)

	March 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$850,702	$697,948
Short-term investments	224,635	3
Inventories, net	103,154	155,955
Accounts receivable (net of allowance for uncollectible accounts of $4,514 and $4,106 at March 31, 2009 and December 31, 2008, respectively)	45,251	34,666
Prepaid charges	69,150	56,347
Deferred charges	54,254	49,716
Deferred tax assets	1,832	1,832
Other current assets	60,352	47,417

Total current assets	1,409,330	1,043,884

Property and equipment, net	2,993,108	2,847,751
Long-term investments	4,612	5,986
FCC licenses	2,439,657	2,406,596
Microwave relocation costs	17,358	16,478
Other assets	107,144	101,453

Total assets	$6,971,209	$6,422,148

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$465,920	$568,432
Current maturities of long-term debt	17,727	17,009
Deferred revenue	171,797	151,779
Other current liabilities	5,575	5,136

Total current liabilities	661,019	742,356

Long-term debt, net	3,591,105	3,057,983
Deferred tax liabilities	417,100	389,509
Deferred rents	63,092	56,425
Redeemable ownership interest	6,667	6,290
Other long-term liabilities	140,767	135,262

Total liabilities	4,879,750	4,387,825

COMMITMENTS AND CONTINGENCIES (See Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common Stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 351,430,599 and 350,918,272 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	35	35
Additional paid-in capital	1,592,517	1,578,972
Retained earnings	531,822	487,849
Accumulated other comprehensive loss	(32,915)	(32,533)

Total stockholders’ equity	2,091,459	2,034,323

Total liabilities and stockholders’ equity	$6,971,209	$6,422,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share information)

(Unaudited)

	For the three months ended March 31,
	2009	2008
REVENUES:
Service revenues	$726,698	$561,970
Equipment revenues	68,631	100,384

Total revenues	795,329	662,354

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $72,318 and $48,656, shown separately below)	245,575	188,473
Cost of equipment	225,018	200,158
Selling, general and administrative expenses (excluding depreciation and amortization expense of $9,428 and $8,644, shown separately below)	136,411	104,374
Depreciation and amortization	81,746	57,300
(Gain) loss on disposal of assets	(24,908)	21

Total operating expenses	663,842	550,326

Income from operations	131,487	112,028

OTHER EXPENSE (INCOME):
Interest expense	58,432	47,425
Accretion of put option in majority-owned subsidiary	377	303
Interest and other income	(552)	(9,888)
Impairment loss on investment securities	921	8,001

Total other expense	59,178	45,841

Income before provision for income taxes	72,309	66,187

Provision for income taxes	(28,336)	(26,668)

Net income	$43,973	$39,519

Other comprehensive income:
Unrealized losses on available-for-sale securities, net of tax	(139)	—
Unrealized losses on cash flow hedging derivatives, net of tax	(6,965)	(15,626)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax	6,722	1,717

Comprehensive income	$43,591	$25,610

Net income per common share:
Basic	$0.12	$0.11

Diluted	$0.12	$0.11

Weighted average shares:
Basic	351,090,862	348,164,091

Diluted	356,429,423	354,568,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,973	$39,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,746	57,300
Provision for uncollectible accounts receivable	66	44
Deferred rent expense	6,292	5,997
Cost of abandoned cell sites	2,201	1,668
Stock-based compensation expense	10,669	8,465
Non-cash interest expense	2,280	600
(Gain) loss on disposal of assets	(24,908)	21
Impairment loss on investment securities	921	8,001
Accretion of asset retirement obligations	1,174	515
Accretion of put option in majority-owned subsidiary	377	303
Deferred income taxes	26,937	25,548
Changes in assets and liabilities:
Inventories	52,801	43,663
Accounts receivable, net	(10,651)	(1,062)
Prepaid charges	(24,564)	(18,038)
Deferred charges	(4,538)	(2,696)
Other assets	1,634	2,206
Accounts payable and accrued expenses	118,211	(77,694)
Deferred revenue	20,000	12,344
Other liabilities	1,978	745

Net cash provided by operating activities	306,599	107,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(312,647)	(183,614)
Change in prepaid purchases of property and equipment	11,761	27,172
Proceeds from sale of property and equipment	2,086	—
Purchase of investments	(224,405)	—
Purchases of and deposits for FCC licenses	(7,416)	(153,682)
Cash used in business acquisitions	—	(18,600)
Microwave relocation costs	(457)	(635)

Net cash used in investing activities	(531,078)	(329,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(99,768)	65,734
Proceeds from 9 1/4% Senior Notes	492,250	—
Debt issuance costs	(11,925)	—
Repayment of debt	(4,000)	(4,000)
Payments on capital lease obligations	(2,165)	—
Proceeds from exercise of stock options	2,841	697

Net cash provided by financing activities	377,233	62,431

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	152,754	(159,479)
CASH AND CASH EQUIVALENTS, beginning of period	697,948	1,470,208

CASH AND CASH EQUIVALENTS, end of period	$850,702	$1,310,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (collectively, the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because Royal Street is a variable interest entity and the Company will absorb all of Royal Street’s expected losses. All intercompany accounts and transactions between MetroPCS and its wholly-owned subsidiaries and Royal Street have been eliminated in the consolidated financial statements. The redeemable ownership interest in Royal Street is included in long-term liabilities. The condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, the condensed consolidated statements of income and comprehensive income and cash flows for the three months ended March 31, 2009 and 2008, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in service revenues and cost of service on the accompanying statements of income and comprehensive income. For the three months ended March 31, 2009 and 2008, the Company recorded $37.3 million and $26.3 million, respectively, of FUSF, E-911 and other fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.

2. Share-Based Payments:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), the Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted and restricted stock awards to employees. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense recognized under SFAS No. 123(R) was approximately $10.7 million and $8.5 million for the three months ended March 31, 2009 and 2008, respectively. Cost of service for the three months ended March 31, 2009 and 2008 includes approximately $0.8 million and $0.5 million, respectively, of stock-based compensation. For the three months ended March 31, 2009 and 2008, selling, general and administrative expenses include approximately $9.9 million and $8.0 million, respectively, of stock-based compensation.

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company’s common stock which become fully tradable upon vesting. On March 4, 2009, pursuant to the Amended and Restated MetroPCS 2004 Equity Incentive Compensation Plan, the Company issued 1,310,510 restricted stock awards to certain employees. The restricted stock awards granted generally vest on a four-year vesting schedule with 25%

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The Company determined the grant-date fair value of the restricted stock awards granted to be $18.9 million based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant, which was $14.43. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant, will be recognized on a straight-line basis over the four-year vesting period.

3. Short-term Investments:

The Company invests its cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At March 31, 2009, the Company had invested a significant portion of its cash and cash equivalents in money market funds consisting of U.S. treasury securities with an original maturity of 90 days or less.

The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include U.S. treasury securities with an original maturity of over 90 days. Unrealized gains, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive loss, a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period.

Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Equity Securities	$7	$—	$(4)	$3
U.S. Treasury Securities	224,405	227	—	224,632

Total short-term investments	$224,412	$227	$(4)	$224,635

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Equity Securities	$7	$—	$(4)	$3

Total short-term investments	$7	$—	$(4)	$3

The cost and aggregate fair values of short-term investments by contractual maturity at March 31, 2009 were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value
Less than one year	$224,412	$224,635
Due in 1 - 2 years	—	—
Due in 2 - 5 years	—	—
Due after 5 years	—	—

Total	$224,412	$224,635

4. Derivative Instruments and Hedging Activities:

On November 21, 2006, MetroPCS Wireless, Inc. (“Wireless”) entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of Wireless’ senior secured credit facility, pursuant to which Wireless may borrow up to $1.7 billion, as amended, (the “Senior Secured Credit Facility”). The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%. The interest rate protection agreement expires on February 1, 2010. This financial instrument is reported in other long-term liabilities at fair market value of approximately $31.8 million as of March 31, 2009. The net change in fair value of $6.9 million is reported in accumulated other comprehensive loss in the consolidated balance sheets, net of income taxes in the amount of approximately $2.7 million.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. The agreement was effective on June 30, 2008 and covers a notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. This agreement expires on June 30, 2010. This financial instrument is reported in other long-term liabilities at fair market value of approximately $14.9 million as of March 31, 2009. The net change in fair value of $1.3 million is reported in accumulated other comprehensive loss in the accompanying consolidated balance sheets, net of income taxes in the amount of approximately $0.5 million.

In March 2009, Wireless entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure. These agreements are effective on February 1, 2010 and cover an aggregate notional amount of $1.0 billion and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 4.381%. The monthly interest settlement periods will begin on February 1, 2010. These agreements expire on February 1, 2012. These financial instruments are reported in other long-term liabilities at fair market value of approximately $8.6 million as of March 31, 2009. The net change in fair value of $8.6 million is reported in accumulated other comprehensive loss in the accompanying consolidated balance sheets, net of income taxes in the amount of approximately $3.3 million.

The primary risk managed by using derivative instruments is interest rate risk. Interest rate protection agreements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three months ended March 31, 2009, the change in fair value did not result in ineffectiveness.

At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $46.1 million of net losses that are reported in accumulated other comprehensive loss at March 31, 2009 are expected to be reclassified into earnings within the next 12 months.

Cross-default Provisions

The Company’s interest rate protection agreements contain cross-default provisions to the Company’s Senior Secured Credit Facility. The Company’s Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the facility. If the Company were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position on March 31, 2009 is $55.4 million.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of March 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133
Interest rate protection agreements	Other long-term liabilities	$55,359	Other long-term liabilities	$54,963

Total derivatives designated as hedging instruments under SFAS No. 133		$55,359		$54,963

The Effect of Derivative Instruments on the Consolidated Statement of Income and Comprehensive Income

For the Three Months Ended March 31,

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2009	2008		2009	2008

Interest rate protection agreements	$11,423	$25,441	Interest expense	$(11,027)	$(2,806)

Total	$11,423	$25,441		$(11,027)	$(2,806)

5. Property and Equipment:

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Construction-in-progress	$354,147	$898,454
Network infrastructure	3,219,111	2,522,206
Office equipment and software	111,382	63,848
Leasehold improvements	52,482	47,784
Furniture and fixtures	11,771	10,273
Vehicles	386	311

	3,749,279	3,542,876
Accumulated depreciation and amortization	(756,171)	(695,125)

Property and equipment, net	$2,993,108	$2,847,751

The Company launched service in the Boston and New York metropolitan areas in February 2009.

6. Long-term Investments:

During the year ended December 31, 2007, the Company made an original investment of $133.9 million in principal in certain auction rate securities, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with the Company’s investment policy guidelines, the auction rate securities investments held by the Company all had AAA/Aaa credit ratings at the time of purchase. With the continuing liquidity issues experienced in the global credit and capital markets, the auction rate securities held by the Company at March 31, 2009 continued to experience failed auctions as the amount of securities submitted for sale in the auctions exceeded the amount of purchase orders. In addition, all of the auction rate securities held by the Company have been downgraded or placed on credit watch.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The estimated market value of the Company’s auction rate security holdings at March 31, 2009 was approximately $4.6 million, which reflects a $129.3 million cumulative adjustment to the original principal value of $133.9 million. The estimated market value at December 31, 2008 was approximately $6.0 million, which reflected a $127.9 million adjustment to the aggregate principal value at that date. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models that rely exclusively on unobservable inputs, the Company recorded an impairment charge of $0.9 million during the three months ended March 31, 2009, reflecting an additional portion of the auction rate security holdings that the Company has concluded have an other-than-temporary decline in value. The remaining decrease in fair value of approximately $0.5 million is reported in accumulated other comprehensive loss in the consolidated balance sheets.

Given the failed auctions, the Company’s auction rate securities are illiquid until there is a successful auction for them or the Company sells them. Accordingly, the entire amount of such remaining auction rate securities has been reclassified from current to non-current assets and is presented in long-term investments on the accompanying balance sheets as of March 31, 2009 and December 31, 2008. The Company may incur additional impairments to its auction rate securities.

7. FCC Licenses and Microwave Relocation Costs:

The Company operates wireless broadband mobile networks under licenses granted by the Federal Communications Commission (“FCC”) for a particular geographic area on spectrum allocated by the FCC for wireless broadband services. In addition, in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the wireless broadband mobile services provided by the Company, and other advanced wireless services. In June 2008, the Company acquired a 700 MHz license that also can be used to provide similar services. The personal communications services (“PCS”) licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of the Company’s licensed spectrum if the Company’s spectrum interfered with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurred costs related to microwave relocation in constructing its PCS and AWS networks. The microwave relocation costs are recorded at cost. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten years from the date of the digital television transition for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. The carrying value of FCC licenses and microwave relocation costs was $2.5 billion as of March 31, 2009.

Other Spectrum Acquisitions

During the three months ended March, 31, 2009, the Company closed on various agreements for the acquisition and exchange of spectrum in the aggregate amount of approximately $7.0 million in cash.

8. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts payable	$154,675	$148,309
Book overdraft	4,984	104,752
Accrued accounts payable	131,163	178,085
Accrued liabilities	19,881	15,803
Payroll and employee benefits	18,147	34,047
Accrued interest	75,795	33,521
Taxes, other than income	53,814	46,705
Income taxes	7,461	7,210

Accounts payable and accrued expenses	$465,920	$568,432

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

9. Long-Term Debt:

Long-term debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
9 1/4% Senior Notes	$1,950,000	$1,400,000
Senior Secured Credit Facility	1,560,000	1,564,000
Capital Lease Obligations	136,277	91,343

Total long-term debt	3,646,277	3,055,343
Add: unamortized (discount) premium on debt	(37,445)	19,649

Total debt	3,608,832	3,074,992
Less: current maturities	(17,727)	(17,009)

Total long-term debt	$3,591,105	$3,057,983

9 1 /4% Senior Notes

On November 3, 2006, Wireless completed the sale of $1.0 billion of principal amount of 9 1/4% Senior Notes due 2014, (the “Initial Notes”). On June 6, 2007, Wireless completed the sale of an additional $400.0 million of 9 1/4% Senior Notes due 2014 (the “Additional Notes”) under the existing indenture at a price equal to 105.875% of the principal amount of such Additional Notes. On January 20, 2009, Wireless completed the sale of an additional $550.0 million of 9 1/4% senior notes due 2014 (the “New 9 1/4% Senior Notes” and together with the Initial Notes and Additional Notes the “9 1/4% Senior Notes”) at a price equal to 89.50% of the principal amount of such New 9 1/4% Senior Notes resulting in net proceeds of approximately $480.3 million. The net proceeds from the sale of the New 9 1/4% Senior Notes will be used for general corporate purposes which could include working capital, capital expenditures, future liquidity needs, additional opportunistic spectrum acquisitions, corporate development opportunities and future technology initiatives.

The 9 1/4% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the 9 1/4% Senior Notes on May 1 and November 1 of each year. Wireless may, at its option, redeem some or all of the 9 1/4% Senior Notes at any time on or after November 1, 2010 for the redemption prices set forth in the indentures governing the 9 1/4% Senior Notes. In addition, prior to November 1, 2009, Wireless may, at its option, redeem up to 35% of the aggregate principal amount of the 9 1/4% Senior Notes with the net cash proceeds of certain sales of equity securities. Wireless may also, at its option, prior to November 1, 2010, redeem some or all of the notes at the “make whole” price set forth in the indentures governing the 9 1/ 4% Senior Notes.

On January 20, 2009, Wireless entered into a registration rights agreement in connection with the consummation of the sale of the New 9 1/4% Senior Notes. Under the terms of the registration rights agreement, Wireless agreed to file a registration statement covering the New 9 1/4% Senior Notes on or before the 270th day after the New 9 1/4% Senior Notes’ issue date. Wireless also agreed to use commercially reasonable efforts to have such Registration Statement declared effective on or prior to the 300th day after the issue date of the New 9 1/4% Senior Notes. Alternatively, if Wireless is unable to consummate the Exchange Offer (as defined in the Registration Rights Agreement) or if holders of the New 9 1/4% Senior Notes cannot participate in the Exchange Offer for certain specified reasons, then Wireless and the Guarantors will use commercially reasonable efforts to file a shelf registration statement within the times specified in the Registration Rights Agreement to facilitate resale of the New 9 1/4% Senior Notes. All registration expenses will be paid by Wireless and the Guarantors. If (i) Wireless fails to file a registration statement by the applicable deadline, (ii) any such registration statement has not been declared effective by the SEC by the applicable deadline, (iii) the Exchange Offer has not been consummated by the applicable deadline or (iv) any registration statement required by the registration rights agreement is filed and declared effective but thereafter ceases to be effective or fails to be usable for its intended purpose without being cured under the terms of the registration rights agreement, then Wireless and the guarantors of the New 9 1/4% Senior Notes must pay each holder liquidated damages in an amount equal to $0.05 per week per $1,000 in principal amount of New 9 1/4% Senior Notes for each week or portion thereof that the default continues for the first 90-day

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

period immediately following the occurrence of the default. The amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of the New 9 1/4% Senior Notes with respect to each subsequent 90-day period until all defaults have been cured, up to a maximum amount of liquidated damages of $0.20 per week per $1,000 in principal amount of New 9 1/4% Senior Notes. All accrued liquidated damages will be paid by Wireless and the guarantors on the next scheduled interest payment date on the notes. Following the cure of all registration defaults, the accrual of liquidated damages will cease.

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

The facilities under the Senior Secured Credit Facility are guaranteed by MetroPCS, MetroPCS, Inc. and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries. The facilities are not guaranteed by Royal Street, but Wireless pledged the promissory note that Royal Street has given it in connection with amounts borrowed by Royal Street from Wireless and the limited liability company member interest held in Royal Street Communications. The Senior Secured Credit Facility contains customary events of default, including cross-defaults. The obligations are also secured by the capital stock of Wireless as well as substantially all of Wireless’ present and future assets and the capital stock and substantially all of the assets of each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions), but excludes Royal Street.

The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of March 31, 2009 was 6.455% (see Note 4).

Capital Lease Obligations

The Company has entered into various non-cancelable distributed antenna systems (“DAS”) capital lease agreements, with varying expiration terms through 2024, covering dedicated optical fiber. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of March 31, 2009, the Company had approximately $136.3 million of capital lease obligations, with $1.7 million and $134.6 million recorded in current maturities of long-term debt and long-term debt, respectively.

10. Fair Value Measurements:

The Company has adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 became effective for financial assets and liabilities on January 1, 2008. The Company adopted the provisions of SFAS No. 157 for non-financial assets and liabilities upon its effectiveness on January 1, 2009. SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.

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

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The Company’s financial assets and liabilities measured at fair value on a recurring basis include cash and cash equivalents, short and long-term investments securities and derivative financial instruments.

Included in the Company’s cash and cash equivalents are cash on hand, cash in bank accounts, investments in money market funds consisting of U.S. treasury securities with an original maturity of 90 days or less. Included in the Company’s short-term investments are securities classified as available-for-sale, which are stated at fair value. The securities include U.S. treasury securities with an original maturity of over 90 days. Fair value is determined based on observable quotes from banks and unadjusted quoted market prices from identical or similar securities in an active market at the reporting date. Significant inputs to the valuation are observable in the active markets and are classified as Level 1 in the hierarchy.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2009, as required by SFAS No. 157 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$850,702	$—	$—	$850,702
Short-term investments	224,635	—	—	224,635
Long-term investments	—	—	4,612	4,612

Total assets at fair value	$1,075,337	$—	$4,612	$1,079,949

Liabilities
Derivative liabilities	$—	$55,359	$—	$55,359

Total liabilities at fair value	$—	$55,359	$—	$55,359

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The following table summarizes the changes in fair value of the Company’s Level 3 assets, as required by SFAS No. 157 (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs
Three Months Ended
March 31, 2009
Beginning balance at December 31, 2008	$5,986
Total losses (gains) (realized or unrealized):
Included in earnings	921
Included in accumulated other comprehensive loss	453
Transfers in and/or out of Level 3	—
Purchases, sales, issuances and settlements	—

Ending balance at March 31, 2009	$4,612

Three Months Ended
March 31, 2009
Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the condensed consolidated statements of income and comprehensive income	$921

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

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues. Since December 31, 2008, there have been no changes in the amount of the Company’s unrecognized tax benefits. The Company did accrue gross interest expense of $0.6 million on the unrecognized tax benefit during the three months ended March 31, 2009. A state examination is currently ongoing and the Company believes it is reasonably possible that the amount of unrecognized tax benefits in that state could significantly decrease within the next 12 month period. The gross unrecognized tax benefits for this position could decrease due to settlement with this state in an amount up to $2.7 million. In another state jurisdiction, the Company believes it is reasonably possible that the amount of unrecognized tax benefits in that state could significantly decrease within the next 12 months due to the expiration of the statute of limitations. The gross unrecognized tax benefits for this tax position could decrease due to the expiring statute in an amount up to $12.4 million. The Company does not anticipate that a proposed adjustment in either of the state jurisdictions would result in a material change to the Company’s financial position.

The Internal Revenue Service (“IRS”) is currently examining the 2005 and 2006 tax years of Royal Street Communications. Management anticipates the audit will be substantially complete during the second quarter of 2009 with no changes to the Company’s tax position.

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

During 2008, the Company invested in renewable energy products. The Company will account for its renewable energy investment tax credits in accordance with Accounting Principles Board Opinion No. 4 “Accounting for the Investment Credit,” (“APB 4”). APB 4 provides an accepted accounting method for investment tax credits, known as the tax reduction method or the flow-through method, and treats the investment tax credit as a reduction of income tax expense in the year generated.

12. Stockholders’ Equity:

Common Stock Options Issued to Directors

Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as provided in MetroPCS’ Non-Employee Director Remuneration Plan (the “Remuneration Plan”). The Remuneration Plan provides that each non-employee director’s annual retainer, meeting fees and committee paid event fees will be paid in cash and each director will receive options to purchase common stock.

13. Net Income Per Common Share:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2009	2008
Basic EPS:
Net income applicable to common stock	$43,973	$39,519
Amount allocable to common shareholders	99.6%	100.0%

Rights to undistributed earnings	$43,810	$39,519

Weighted average shares outstanding—basic	351,090,862	348,164,091

Net income per common share—basic	$0.12	$0.11

Diluted EPS:
Rights to undistributed earnings	$43,810	$39,519

Weighted average shares outstanding—basic	351,090,862	348,164,091
Effect of dilutive securities:
Stock options	5,338,561	6,404,136

Weighted average shares outstanding—diluted	356,429,423	354,568,227

Net income per common share—diluted	$0.12	$0.11

On January 1, 2009, the Company adopted FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“EITF No. 03-6-1”), which clarifies EITF No. 03-6, “Participating Securities and the Two-Class Method Under FAS No. 128.” EITF No. 03-6-1 provides that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented.

Under the restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the three months ended March 31, 2009, the Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. There were no restricted stock awards issued prior to January 1, 2009. For the three months ended March 31, 2009, 1.3 million restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three months ended March 31, 2009 and 2008, 14.4 million and 8.7 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

14. Commitments and Contingencies:

AWS Licenses Acquired in Auction 66

Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate and some such users may delay relocation for some time. For the three months ended March 31, 2009 and 2008, the Company incurred approximately $0.9 million and $0.4 million in microwave relocation costs, respectively.

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

15. Supplemental Cash Flow Information:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash paid for interest	$12,102	$17,662
Cash paid for income taxes	1	455

Non-cash investing activities:

The Company’s accrued purchases of property and equipment were approximately $42.4 million and $113.4 million for the three months ended March 31, 2009 and 2008, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

Assets acquired under capital lease obligations were $45.2 million for the three months ended March 31, 2009.

During the quarter ended March 31, 2009, the Company exchanged $13.6 million of FCC licenses with other parties. The FCC licenses received in these transactions were recorded at fair value.

16. Related-Party Transactions:

One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 17% interest in a company that provides services to the Company’s customers, including handset insurance programs and roadside assistance services. Pursuant to the Company’s agreement with this related party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related party. Accruals for the fees that the Company collected from its customers are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The Company had the following transactions with this related party (in millions):

	Three Months Ended March 31,
	2009	2008
Fees received by the Company as compensation for providing billing and collection services	$1.9	$1.8
Handsets sold to the related party	3.4	3.0

	March 31, 2009	December 31, 2008
Accruals for fees collected from customers	$4.2	$3.7
Receivables from the related party included in accounts receivable	1.6	0.8

One of the Company’s current directors is the chairman of an equity firm that holds various investment funds affiliated with one of the Company’s greater than 5% stockholders. The equity firm is affiliated with a current director of a company that provides wireless caller ID with name services to the Company. The Company paid approximately $0.1 million to the company for these services during the three months ended March 31, 2009.

One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 15.6% interest in a company that provides advertising services to the Company. The Company paid approximately $1.4 million and $1.0 million to the company for these services during the three months ended March 31, 2009 and 2008, respectively.

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

As of March 31, 2009, the Company had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provide wireless broadband mobile voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location based services, social networking services and other value-added services.

The Company aggregates its operating segments into two reportable segments: Core Markets and Northeast Markets. Effective January 1, 2009, the Company implemented a change to the composition of its reportable segments under SFAS No. 131. The historical quarterly information for the three months ended March 31, 2008 presented below has been restated to reflect this change.

•

Core Markets, which include Atlanta, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, Orlando/Jacksonville, Sacramento, San Francisco and Tampa/Sarasota, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•

Northeast Markets, which include Boston, New York and Philadelphia, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Three Months Ended March 31, 2009	Core Markets	Northeast Markets	Other	Total
	(in thousands)
Service revenues	$703,206	$23,492	$—	$726,698
Equipment revenues	63,567	5,064	—	68,631
Total revenues	766,773	28,556	—	795,329
Cost of service (1)	207,477	38,098	—	245,575
Cost of equipment	194,086	30,932	—	225,018
Selling, general and administrative expenses (1)	105,080	31,331	—	136,411
Segment Adjusted EBITDA (Deficit) (2)	268,418	(69,424)	—
Depreciation and amortization	65,103	10,790	5,853	81,746
Gain on disposal of assets	(1,581)	(4)	(23,323)	(24,908)
Stock-based compensation expense	8,288	2,381	—	10,669
Income (loss) from operations	196,608	(82,591)	17,470	131,487
Interest expense	—	—	58,432	58,432
Accretion of put option in majority-owned subsidiary	—	—	377	377
Interest and other income	—	—	(552)	(552)
Impairment loss on investment securities	—	—	921	921
Income (loss) before provision for income taxes	196,608	(82,591)	(41,708)	79,309

Three Months Ended March 31, 2008	Core Markets	Northeast Markets	Other	Total
	(in thousands)
Service revenues	$561,970	$—	$—	$561,970
Equipment revenues	100,384	—	—	100,384
Total revenues	662,354	—	—	662,354
Cost of service (1)	182,213	6,260	—	188,473
Cost of equipment	200,158	—	—	200,158
Selling, general and administrative expenses (1)	94,117	10,257	—	104,374
Segment Adjusted EBITDA (Deficit) (2)	192,542	(14,728)	—
Depreciation and amortization	51,617	270	5,413	57,300
Loss on disposal of assets	19	—	2	21
Stock-based compensation expense	6,676	1,789	—	8,465
Income (loss) from operations	134,230	(16,787)	(5,415)	112,028
Interest expense	—	—	47,425	47,425
Accretion of put option in majority-owned subsidiary	—	—	303	303
Interest and other income	—	—	(9,888)	(9,888)
Impairment loss on investment securities	—	—	8,001	8,001
Income (loss) before provision for income taxes	134,230	(16,787)	(51,256)	66,187

(1)	Cost of service for the three months ended March 31, 2009 and 2008 includes approximately $0.8 million and $0.5 million, respectively, of stock-based compensation disclosed separately. Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 includes approximately $9.9 million and $8.0 million, respectively, of stock-based compensation disclosed separately.
(2)	Core and Northeast Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of the Company’s ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

The following table reconciles segment Adjusted EBITDA (Deficit) for the three months ended March 31, 2009 and 2008 to consolidated income before provision for income taxes:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$268,418	$192,542
Northeast Markets Adjusted EBITDA Deficit	(69,424)	(14,728)

Total	198,994	177,814
Depreciation and amortization	(81,746)	(57,300)
Gain (loss) on disposal of assets	24,908	(21)
Stock-based compensation expense	(10,669)	(8,465)
Interest expense	(58,432)	(47,425)
Accretion of put option in majority-owned subsidiary	(377)	(303)
Interest and other income	552	9,888
Impairment loss on investment securities	(921)	(8,001)

Consolidated income before provision for income taxes	$72,309	$66,187

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

18. Guarantor Subsidiaries:

In connection with Wireless’ sale of the 9 1/4% Senior Notes and the entry into the Senior Secured Credit Facility, MetroPCS and all of MetroPCS’ subsidiaries, other than Wireless and Royal Street (the “guarantor subsidiaries”), provided guarantees on the 9 1/4% Senior Notes and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility and the indentures relating to the 9 1/4% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility and the indentures relating to the 9 1/4% Senior Notes. Royal Street (the “non-guarantor subsidiaries”) is not a guarantor of the 9 1/4% Senior Notes or the Senior Secured Credit Facility.

The following information presents condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, condensed consolidating statements of income for the three months ended March 31, 2009 and 2008, and condensed consolidating statements of cash flows for the three months ended March 31, 2009 and 2008 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries (Royal Street). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Balance Sheet

As of March 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$631,766	$198,024	$660	$20,252	$—	$850,702
Short-term investments	224,635	—	—	—	—	224,635
Inventories, net	—	90,551	12,603	—	—	103,154
Accounts receivable, net	—	45,155	—	96	—	45,251
Prepaid charges	—	6,452	56,306	6,392	—	69,150
Deferred charges	—	54,254	—	—	—	54,254
Deferred tax assets	—	1,832	—	—	—	1,832
Current receivable from subsidiaries	—	279,000	—	12,620	(291,620)	—
Other current assets	348	6,826	52,552	626	—	60,352

Total current assets	856,749	682,094	122,121	39,986	(291,620)	1,409,330
Property and equipment, net	—	55,077	2,531,098	406,933	—	2,993,108
Long-term investments	4,612	—	—	—	—	4,612
Investment in subsidiaries	652,279	1,864,550	—	—	(2,516,829)	—
FCC licenses	—	3,800	2,142,258	293,599	—	2,439,657
Microwave relocation costs	—	—	17,358	—	—	17,358
Long-term receivable from subsidiaries	—	808,136	—	—	(808,136)	—
Other assets	—	47,683	37,262	22,199	—	107,144

Total assets	$1,513,640	$3,461,340	$4,850,097	$762,717	$(3,616,585)	$6,971,209

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$159,258	$281,651	$25,011	$—	$465,920
Current maturities of long-term debt	—	16,000	1,706	21	—	17,727
Current payable to subsidiaries	—	—	12,620	279,000	(291,620)	—
Deferred revenue	—	34,701	137,096	—	—	171,797
Advances to subsidiaries	(577,905)	(1,369,518)	1,947,423	—	—	—
Other current liabilities	—	40	5,535	—	—	5,575

Total current liabilities	(577,905)	(1,159,519)	2,386,031	304,032	(291,620)	661,019
Long-term debt	—	3,456,554	133,067	1,484	—	3,591,105
Long-term payable to subsidiaries	—	—	—	808,136	(808,136)	—
Deferred tax liabilities	86	417,014	—	—	—	417,100
Deferred rents	—	—	55,434	7,658	—	63,092
Redeemable ownership interest	—	6,667	—	—	—	6,667
Other long-term liabilities	—	88,345	45,554	6,868	—	140,767

Total liabilities	(577,819)	2,809,061	2,620,086	1,128,178	(1,099,756)	4,879,750
COMMITMENTS AND CONTINGENCIES (See Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,592,517	—	—	20,000	(20,000)	1,592,517
Retained earnings (deficit)	531,822	685,896	2,230,011	(385,461)	(2,530,446)	531,822
Accumulated other comprehensive (loss) income	(32,915)	(33,617)	—	—	33,617	(32,915)

Total stockholders’ equity	2,091,459	652,279	2,230,011	(365,461)	(2,516,829)	2,091,459

Total liabilities and stockholders’ equity	$1,513,640	$3,461,340	$4,850,097	$762,717	$(3,616,585)	$6,971,209

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Balance Sheet

As of December 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$598,823	$78,121	$624	$20,380	$—	$697,948
Inventories, net	—	144,784	11,171	—	—	155,955
Accounts receivable, net	—	34,579	—	87	—	34,666
Prepaid charges	—	17,994	32,274	6,079	—	56,347
Deferred charges	—	49,716	—	—	—	49,716
Deferred tax asset	—	1,832	—	—	—	1,832
Current receivable from subsidiaries	—	244,212	—	10,467	(254,679)	—
Other current assets	426	4,472	41,945	577	—	47,420

Total current assets	599,249	575,710	86,014	37,590	(254,679)	1,043,884
Property and equipment, net	—	18,174	2,430,597	398,980	—	2,847,751
Restricted cash and investments	—	—	4,250	325	—	4,575
Long-term investments	5,986	—	—	—	—	5,986
Investment in subsidiaries	610,581	1,760,327	—	—	(2,370,908)	—
FCC licenses	—	—	2,112,997	293,599	—	2,406,596
Microwave relocation costs	—	—	16,478	—	—	16,478
Long-term receivable from subsidiaries	250,000	796,462	—	—	(1,046,462)	—
Other assets	—	37,391	34,544	24,943	—	96,878

Total assets	$1,465,816	$3,188,064	$4,684,880	$755,437	$(3,672,049)	$6,422,148

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$195,619	$344,325	$28,488	$—	$568,432
Current maturities of long-term debt	—	16,000	990	19	—	17,009
Current payable to subsidiaries	—	—	10,467	244,212	(254,679)	—
Deferred revenue	—	30,011	121,768	—	—	151,779
Advances to subsidiaries	(568,507)	(1,365,057)	1,933,564	—	—	—
Other current liabilities	—	30	5,106	—	—	5,136

Total current liabilities	(568,507)	(1,123,397)	2,416,220	272,719	(254,679)	742,356
Long-term debt	—	2,967,649	88,906	1,428	—	3,057,983
Long-term payable to subsidiaries	—	250,000	—	796,462	(1,046,462)	—
Deferred tax liabilities	—	389,509	—	—	—	389,509
Deferred rents	—	—	49,850	6,575	—	56,425
Redeemable ownership interest	—	6,290	—	—	—	6,290
Other long-term liabilities	—	87,432	41,377	6,453	—	135,262

Total liabilities	(568,507)	2,577,483	2,596,353	1,083,637	(1,301,141)	4,387,825
COMMITMENTS AND CONTINGENCIES (See Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,578,972	—	—	20,000	(20,000)	1,578,972
Retained earnings (deficit)	487,849	643,955	2,088,527	(348,200)	(2,384,282)	487,849
Accumulated other comprehensive (loss) income	(32,533)	(33,374)	—	—	33,374	(32,533)

Total stockholders’ equity	2,034,323	610,581	2,088,527	(328,200)	(2,370,908)	2,034,323

Total liabilities and stockholders’ equity	$1,465,816	$3,188,064	$4,684,880	$755,437	$(3,672,049)	$6,422,148

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Three Months Ended March 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$727,591	$35,636	$(36,529)	$726,698
Equipment revenues	—	3,429	65,202	—	—	68,631

Total revenues	—	3,429	792,793	35,636	(36,529)	795,329
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	256,379	25,725	(36,529)	245,575
Cost of equipment	—	3,326	221,692	—	—	225,018
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	103	130,941	5,367	—	136,411
Depreciation and amortization	—	109	68,924	12,713	—	81,746
(Gain) loss on disposal of assets	—	—	(24,979)	71	—	(24,908)

Total operating expenses	—	3,538	652,957	43,876	(36,529)	663,842

Income (loss) from operations	—	(109)	139,836	(8,240)	—	131,487
OTHER EXPENSE (INCOME):
Interest expense	—	62,857	(1,614)	29,023	(31,834)	58,432
Earnings from consolidated subsidiaries	(41,942)	(104,223)	—	—	146,165	—
Accretion of put option in majority-owned subsidiary	—	377	—	—	—	377
Interest and other income	(2,952)	(29,398)	(34)	(2)	31,834	(552)
Impairment loss on investment securities	921	—	—	—	—	921

Total other (income) expense	(43,973)	(70,387)	(1,648)	29,021	146,165	59,178
Income (loss) before provision for income taxes	43,973	70,278	141,484	(37,261)	(146,165)	72,309
Provision for income taxes	—	(28,336)	—	—	—	(28,336)

Net income (loss)	$43,973	$41,942	$141,484	$(37,261)	$(146,165)	$43,973

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Three Months Ended March 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$563,196	$12,849	$(14,075)	$561,970
Equipment revenues	—	3,007	97,377	—	—	100,384

Total revenues	—	3,007	660,573	12,849	(14,075)	662,354

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	182,854	19,694	(14,075)	188,473
Cost of equipment	—	2,861	197,297	—	—	200,158
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	147	99,265	4,962	—	104,374
Depreciation and amortization	—	54	49,575	7,671	—	57,300
Loss on disposal of assets	—	—	18	3	—	21

Total operating expenses	—	3,062	529,009	32,330	(14,075)	550,326

Income (loss) from operations	—	(55)	131,564	(19,481)	—	112,028

OTHER EXPENSE (INCOME):
Interest expense	—	61,011	(11,408)	20,642	(22,820)	47,425
Earnings from consolidated subsidiaries	(40,744)	(103,185)	—	—	143,929	—
Accretion of put option in majority-owned subsidiary	—	303	—	—	—	303
Interest and other income	(6,776)	(25,596)	(34)	(302)	22,820	(9,888)
Impairment loss on investment securities	8,001	—	—	—	—	8,001

Total other (income) expense	(39,519)	(67,467)	(11,442)	20,340	143,929	45,841

Income (loss) before provision for income taxes	39,519	67,412	143,006	(39,821)	(143,929)	66,187

Provision for income taxes	—	(26,668)	—	—	—	(26,668)

Net income (loss)	$39,519	$40,744	$143,006	$(39,821)	$(143,929)	$39,519

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

Three Months Ended March 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,973	$41,942	$141,484	$(37,261)	$(146,165)	$43,973
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	109	68,924	12,713	—	81,746
Provision for uncollectible accounts receivable	—	66	—	—	—	66
Deferred rent expense	—	—	5,209	1,083	—	6,292
Cost of abandoned cell sites	—	—	956	1,245	—	2,201
Stock-based compensation expense	—	—	10,669	—	—	10,669
Non-cash interest expense	—	2,288	(8)	—	—	2,280
(Gain) loss on disposal of assets	—	—	(24,979)	71	—	(24,908)
Accretion of asset retirement obligations	—	—	1,012	162	—	1,174
Accretion of put option in majority-owned subsidiary	—	377	—	—	—	377
Impairment loss in investment securities	921	—	—	—	—	921
Deferred income taxes	—	26,937	—	—	—	26,937
Changes in assets and liabilities	209,613	(283,881)	81,435	5,133	142,571	154,871

Net cash provided by (used in) operating activities	254,507	(212,162)	284,702	(16,854)	(3,594)	306,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(10,115)	(279,098)	(23,434)	—	(312,647)
Change in prepaid purchases of property and equipment	—	11,761	—	—	—	11,761
Proceeds from sale of plant and equipment	—	—	670	1,416	—	2,086
Purchase of investments	(224,405)	(105,000)	—	—	105,000	(224,405)
Proceeds from sale of investments	—	59,785	—	—	(59,785)	—
Purchases of and deposits for FCC licenses	—	(3,800)	(3,616)	—	—	(7,416)
Microwave relocation costs	—	—	(457)	—	—	(457)

Net cash (used in) provided by investing activities	(224,405)	(47,369)	(282,501)	(22,018)	45,215	(531,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(96,891)	—	(2,877)	—	(99,768)
Proceeds from long-term loan	—	—	—	105,000	(105,000)	—
Proceeds from 9 1/4% Senior Notes Due 2014	—	492,250	—	—	—	492,250
Debt issuance costs	—	(11,925)	—	—	—	(11,925)
Repayment of debt	—	(4,000)	—	(59,785)	59,785	(4,000)
Payments on capital lease obligations	—	—	(2,165)	(3,594)	3,594	(2,165)
Proceeds from exercise of stock options	2,841	—	—	—	—	2,841

Net cash provided by (used in) financing activities	2,841	379,434	(2,165)	38,744	(41,621)	377,233

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,943	119,903	36	(128)	—	152,754
CASH AND CASH EQUIVALENTS, beginning of period	598,823	78,121	624	20,380	—	697,948

CASH AND CASH EQUIVALENTS, end of period	$631,766	$198,024	$660	$20,252	$—	$850,702

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

Three Months Ended March 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,519	$40,744	$143,006	$(39,821)	$(143,929)	$39,519
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	54	49,575	7,671	—	57,300
Provision for uncollectible accounts receivable	—	44	—	—	—	44
Deferred rent expense	—	—	5,099	898	—	5,997
Cost of abandoned cell sites	—	—	547	1,121	—	1,668
Stock-based compensation expense	—	—	8,465	—	—	8,465
Non-cash interest expense	—	628	(28)	17,843	(17,843)	600
Loss on disposal of assets	—	—	18	3	—	21
Accretion of asset retirement obligations	—	—	379	136	—	515
Accretion of put option in majority-owned subsidiary	—	303	—	—	—	303
Impairment loss in investment securities	8,001	—	—	—	—	8,001
Deferred income taxes	—	25,548	—	—	—	25,548
Changes in assets and liabilities	(38,910)	(114,436)	(85,231)	(5,172)	203,217	(40,532)

Net cash provided by (used in) operating activities	8,610	(47,115)	121,830	(17,321)	41,445	107,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(5,535)	(141,479)	(34,422)	(2,178)	(183,614)
Change in prepaid purchases of property and equipment	—	6,856	20,316	—	—	27,172
Cash used in acquisitions	—	(18,600)	—	—	—	(18,600)
Purchases of and deposits for FCC licenses	—	(153,682)	—	—	—	(153,682)
Microwave relocation costs	—	—	(635)	—	—	(635)

Net cash used in investing activities	—	(170,961)	(121,798)	(34,422)	(2,178)	(329,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	60,112	—	5,622	—	65,734
Proceeds from long-term note to parent	—	—	—	80,000	(80,000)	—
Payments on capital lease obligations	—	—	—	(2,551)	2,551	—
Repayment of debt	—	(4,000)	—	(38,182)	38,182	(4,000)
Proceeds from exercise of stock options	697	—	—	—	—	697

Net cash provided by (used in) financing activities	697	56,112	—	44,889	(39,267)	62,431

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,307	(161,964)	32	(6,854)	—	(159,479)
CASH AND CASH EQUIVALENTS, beginning of period	801,472	633,277	444	35,015	—	1,470,208

CASH AND CASH EQUIVALENTS, end of period	$810,779	$471,313	$476	$28,161	$—	$1,310,729

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

19. Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The implementation of this standard did result in enhanced disclosures, but did not affect the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not affect the Company’s financial condition, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies EITF No. 03-6, “Participating Securities and the Two-Class Method Under FAS No. 128.” Under EITF 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented. EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume or level of activity and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The implementation of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS No. 115-2 and SFAS No. 124-2”). FSP SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS No. 107-1 and APB 28-1”). FSP SFAS No. 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include information concerning any possible or assumed future financial condition and results of operations, including statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, future penetration rates, planned market launches, capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. Forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “would,” “could,” “should,” “may,” “will,” “continue,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings,” and “ Risk Factors.”

We base the forward-looking statements or projections made in this report on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	the highly competitive nature of our industry;

•	the rapid technological changes in our industry;

•	an economic slowdown or recession in the United States;

•	the state of the capital markets and the United States economy;

•	our exposure to counterparty risk in our financial agreements;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to sustain the growth rates we have experienced to date;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to adequately enforce or protect our intellectual property rights or defend against suits filed by others;

•	governmental regulation of our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management; and

•	other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as updated or supplemented in “Item 1A. Risk Factors.”

These forward-looking statements and projections speak only as to the date made and are subject to and involve risks, uncertainties and assumptions, many of which are beyond our control or ability to predict and you should not place undue reliance on these forward-looking statements and projections. The results presented for any period, including the three months ended March 31, 2009, may not be reflective of results for any subsequent period. All future written and oral forward-looking statements and projections attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement or projection in the future to reflect the occurrence of events or circumstances, except as required by law.

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

We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in the greater Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, San Francisco, Sacramento and Tampa/Sarasota metropolitan areas. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interests in Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee. We have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement. As of March 31, 2009, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $1.6 billion of which Royal Street had net outstanding borrowings of $950.2 million through March 31, 2009. Royal Street has incurred an additional $14.3 million in net borrowings through April 30, 2009.

As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses. We currently plan to focus on building out networks to cover approximately 40 million of total population during 2009-2010, which includes the Boston and New York metropolitan areas in which service was launched in February 2009.

We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, under simple and affordable flat-rate monthly service plans starting at $30 per month. For an additional $5 to $30 per month, our customers may select a service plan that offers additional services, such as unlimited voicemail, caller ID, call waiting, enhanced directory assistance, unlimited text messaging, mobile Internet browsing, push e-mail, social networking services, location based services, mobile instant messaging, roaming to select markets, picture and multimedia messaging, enterprise email, and the ability to place unlimited long distance calls from within our local service calling area to any number in the continental United States. We offer flat-rate monthly plans at $30, $35, $40, $45, $50 and $60, as well as Family Plans which offer discounts to our monthly plans for multiple lines. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and terminated if the customer does not pay within thirty days. For additional fees, we also provide international long distance and international text messaging, ringtones, ring back tones, downloads, games and content applications, unlimited directory assistance, location services and other value-added services. As of March 31, 2009, approximately 84% of our customers have selected a $40 or higher rate plan. Our flat-rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us in the Royal Street markets under the MetroPCS brand.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2008 filed with the United States Securities and Exchange Commission, or SEC, on March 2, 2009.

Other than the adoption of SFAS No. 157, SFAS No. 161 and EITF 03-6-1, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed from our Form 10-K for the year ended December 31, 2008.

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

Depreciation and Amortization. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets, three to ten years for capitalized interest, three to eight years for office equipment and software, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the term of the respective leases, which includes renewal periods that are reasonably assured, or the estimated useful life of the improvement, whichever is shorter.

Interest Expense and Interest Income. Interest expense includes interest incurred on our borrowings and capital lease obligations, amortization of debt issuance costs and amortization of discounts and premiums on long-term debt. Interest income is earned primarily on our cash, cash equivalents and short-term investments.

Income Taxes. As a result of our tax net operating losses which are primarily related to accelerated tax depreciation and amortization available under federal tax laws, we did not pay any federal income taxes during the three months ended March 31, 2009 and 2008. We paid an insignificant amount of state income taxes during the three months ended March 31, 2009. For the three months ended March 31, 2008, we paid approximately $0.5 million in state income taxes.

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

As of March 31, 2009, the Company had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provide wireless broadband mobile voice and data services and products to customers in its service areas or is currently constructing a network in order to provide these services. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location based services, social networking services and other value-added services.

We aggregate our operating segments into two reportable segments: Core Markets and Northeast Markets. Effective January 1, 2009, the Company implemented a change to the composition of its reportable segments under SFAS No. 131. The historical quarterly information for the three months ended March 31, 2008 presented below has been restated to reflect this change.

•

Core Markets, which include Atlanta, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, Orlando/Jacksonville, Sacramento, San Francisco and Tampa/Sarasota, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and currently exhibit similar financial performance and economic characteristics.

•

Northeast Markets, which include Boston, New York and Philadelphia, are aggregated because they are reviewed on an aggregate basis by the chief operating decision maker, they are similar in respect to their products and services, production processes, class of customer, method of distribution, and regulatory environment and have similar expected long-term financial performance and economic characteristics.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Three Months Ended March 31,
Reportable Operating Segment Data	2009	2008	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$703,206	$561,970	25%
Northeast Markets	23,492	—	100%

Total	$726,698	$561,970	29%

Equipment revenues:
Core Markets	$63,567	$100,384	(37)%
Northeast Markets	5,064	—	100%

Total	$68,631	$100,384	(32)%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$207,477	$182,213	14%
Northeast Markets	38,098	6,260	509%

Total	$245,575	$188,473	30%

Cost of equipment:
Core Markets	$194,086	$200,158	(3)%
Northeast Markets	30,932	—	100%

Total	$225,018	$200,158	12%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$105,080	$94,117	12%
Northeast Markets	31,331	10,257	206%

Total	$136,411	$104,374	31%

Adjusted EBITDA (Deficit)(2):
Core Markets	$268,418	$192,542	39%
Northeast Markets	(69,424)	(14,728)	371%
Depreciation and amortization:
Core Markets	$65,103	$51,617	26%
Northeast Markets	10,790	270	NM
Other	5,853	5,413	8%

Total	$81,746	$57,300	43%

Stock-based compensation expense:
Core Markets	$8,288	$6,676	24%
Northeast Markets	2,381	1,789	33%

Total	$10,669	$8,465	26%

Income (loss) from operations:
Core Markets	$196,608	$134,230	47%
Northeast Markets	(82,591)	(16,787)	392%
Other	17,470	(5,415)	423%

Total	$131,487	$112,028	17%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended March 31, 2009, cost of service includes approximately $0.8 million and selling, general and administrative expenses includes $9.9 million of stock-based compensation expense. For the three months ended March 31, 2008, cost of service includes $0.5 million and selling, general and administrative expenses includes approximately $8.0 million of stock-based compensation expense.

(2)	Core and Northeast Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

Service Revenues. Service revenues increased $164.7 million, or 29%, to $726.7 million for the three months ended March 31, 2009 from $562.0 million for the three months ended March 31, 2008. The increase is due to increases in Core Markets and Northeast Markets service revenues as follows:

•

Core Markets. Core Markets service revenues increased $141.2 million, or 25%, to $703.2 million for the three months ended March 31, 2009 from $562.0 million for the three months ended March 31, 2008. The increase in service revenues is primarily attributable to net customer additions of approximately 1.3 million customers for the twelve months ended March 31, 2009, which accounted for approximately $174.2 million of the Core Markets increase. This increase was partially offset by the higher participation in our Family Plans, accounting for an approximate $33.7 million decrease.

•

Northeast Markets. Northeast Markets service revenues were $23.5 million for the three months ended March 31, 2009. These service revenues are attributable to net customer additions of approximately 353 thousand for the twelve months ended March 31, 2009.

Equipment Revenues. Equipment revenues decreased approximately $31.8 million, or approximately 32%, to $68.6 million for the three months ended March 31, 2009 from $100.4 million for the three months ended March 31, 2008. The decrease is due primarily to a decrease in Core Markets equipment revenues, partially offset by an increase in Northeast Markets equipment revenues as follows:

•

Core Markets. Core Markets equipment revenues decreased $36.8 million, or approximately 37%, to $63.6 million for the three months ended March 31, 2009 from $100.4 million for the three months ended March 31, 2008. The decrease in equipment revenues is primarily attributable to a lower average price of handsets activated reducing equipment revenues by approximately $41.5 million, partially offset by an increase in upgrade handset sales to existing customers accounting for an approximate $5.2 million increase in equipment revenues.

•

Northeast Markets. Northeast Markets equipment revenues were $5.0 million for the three months ended March 31, 2009. These equipment revenues are attributable to the launch of service in the Philadelphia, New York and Boston metropolitan areas.

Cost of Service. Cost of service increased $57.1 million, or 30%, to approximately $245.6 million for the three months ended March 31, 2009 from approximately $188.5 million for the three months ended March 31, 2008. The increase is due primarily to an increase in Core Markets and Northeast Markets cost of service as follows:

•

Core Markets. Core Markets cost of service increased approximately $25.3 million, or approximately 14%, to approximately $207.5 million for the three months ended March 31, 2009 from $182.2 million for the three months ended March 31, 2008. The increase in cost of service is primarily attributable to the 29% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended March 31, 2009.

•

Northeast Markets. Northeast Markets cost of service increased $31.8 million to approximately $38.1 million for the three months ended March 31, 2009 from approximately $6.3 million for the three months ended March 31, 2008. The increase in cost of service is primarily attributable to expenses associated with the construction and launch of service in these new markets.

Cost of Equipment. Cost of equipment increased approximately $24.8 million, or 12%, to $225.0 million for the three months ended March 31, 2009 from approximately $200.2 million for the three months ended March 31, 2008. The increase is due primarily to an increase in Northeast Markets cost of equipment, partially offset by a decrease in Core Markets cost of equipment as follows:

•

Core Markets. Core Markets cost of equipment decreased approximately $6.1 million, or 3%, to approximately $194.1 million for the three months ended March 31, 2009 from approximately $200.2 million for the three months ended March 31, 2008. The decrease in Core Markets cost of equipment is primarily attributable to a lower average cost of handsets activated reducing cost of equipment by approximately $14.2 million, partially offset by an increase in upgrade handset sales to existing customer accounting for an approximate $7.7 million increase.

•

Northeast Markets. Northeast Markets cost of equipment was $30.9 million for the three months ended March 31, 2009. This cost is attributable to the launch of service in the Philadelphia, New York and Boston metropolitan areas.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $32.0 million, or approximately 31%, to $136.4 million for the three months ended March 31, 2009 from $104.4 million for the three months ended March 31, 2008. The increase is due to increases in Core Markets and Northeast Markets selling, general and administrative expenses as follows:

•

Core Markets. Core Markets selling, general and administrative expenses increased approximately $11.0 million, or approximately 12%, to approximately $105.1 million for the three months ended March 31, 2009 from $94.1 million for the three months ended March 31, 2008. Selling expenses increased by $9.5 million, or approximately 21%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in selling expenses is primarily attributable to an approximate $5.7 million increase in marketing and advertising expenses as well as higher employee related costs of approximately $2.7 million incurred to support the growth in the Core Markets. General and administrative expenses remained relatively flat at $41.9 million for the three months ended March 31, 2009 compared to approximately $42.0 million for the three months ended March 31, 2008. In addition, stock-based compensation expense increased approximately $1.5 million for the three months ended March 31, 2009 as compared to the same period in 2008. See – “Stock-Based Compensation Expense.”

•

Northeast Markets. Northeast Markets selling, general and administrative expenses increased $21.0 million, or approximately 206%, to $31.3 million for the three months ended March 31, 2009 from approximately $10.3 million for the three months ended March 31, 2008. Selling expenses increased by $18.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase is primarily due to an approximate $11.3 million increase in marketing and advertising expenses incurred to support the launch of service in the New York and Boston metropolitan areas as well as higher employee related costs of $5.0 million to support the construction and launch of service in the Northeast Markets. General and administrative expenses increased by $1.8 million, or approximately 23%, for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to the construction and launch of service in the Northeast Markets. In addition, an increase of $0.5 million in stock-based compensation expense contributed to the increase in the Northeast Markets. See – “Stock-Based Compensation Expense.”

Depreciation and Amortization. Depreciation and amortization expense increased $24.4 million, or approximately 43%, to $81.7 million for the three months ended March 31, 2009 from $57.3 million for the three months ended March 31, 2008. The increase is primarily due to increases in Core Markets and Northeast Markets depreciation and amortization expense as follows:

•

Core Markets. Core Markets depreciation and amortization expense increased $13.5 million, or 26%, to $65.1 million for the three months ended March 31, 2009 from $51.6 million for the three months ended March 31, 2008. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended March 31, 2009 to support the continued growth in the Core Markets.

•

Northeast Markets. Northeast Markets depreciation and amortization expense increased $10.5 million to $10.8 million for the three months ended March 31, 2009 from $0.3 million for the three months ended March 31, 2008. The increase related primarily to network infrastructure assets that were placed into service during the twelve months ended March 31, 2009 as a result of the launch of service in the Philadelphia, New York and Boston metropolitan areas.

Stock-Based Compensation Expense. Stock-based compensation expense increased $2.2 million, or 26%, to $10.7 million for the three months ended March 31, 2009 from $8.5 million for the three months ended March 31, 2008. The increase is due primarily to increases in Core Markets and Northeast Markets stock-based compensation expense as follows:

•

Core Markets. Core Markets stock-based compensation expense increased $1.6 million, or 24%, to $8.3 million for the three months ended March 31, 2009 from $6.7 million for the three months ended March 31, 2008. The increase is primarily related to additional stock options granted to employees in these markets throughout the twelve months ended March 31, 2009.

•

Northeast Markets. Northeast Markets stock-based compensation expense increased $0.6 million, or 33%, to $2.4 million for the three months ended March 31, 2009 from $1.8 million for the three months ended March 31, 2008. The increase is primarily related to additional stock options granted to employees in these markets throughout the twelve months ended March 31, 2009.

	Three Months Ended March 31,
Consolidated Data	2009	2008	Change
	(in thousands)
(Gain) loss on disposal of assets	$(24,908)	$21	**
Interest expense	58,432	47,425	23%
Interest and other income	(552)	(9,888)	(94)%
Impairment loss on investment securities	921	8,001	(89)%
Provision for income taxes	28,336	26,668	6%
Net income	43,973	39,519	11%

**	Not meaningful.

(Gain) loss on Disposal of Assets. (Gain) loss on disposal of assets was $24.9 million for the three months ended March 31, 2009. This gain was due primarily to asset sales and exchanges consummated during the three months ended March 31, 2009.

Interest Expense. Interest expense increased $11.0 million, or 23%, to $58.4 million for the three months ended March 31, 2009 from $47.4 million for the three months ended March 31, 2008. The increase in interest expense was primarily due to an additional $550.0 million of 9 1/4% Senior Notes due 2014, or New 9 1/4% Senior Notes, that were issued in January 2009 and interest on capital lease obligations that were placed into service during the twelve months ended March 31, 2009. In addition, our weighted average interest rate increased to 8.15% for the three months ended March 31, 2009 compared to 8.03% for the three months ended March 31, 2008. Average debt outstanding for the three months ended March 31, 2009 and 2008 was $3.4 and $3.0 billion, respectively.

Interest and Other Income. Interest and other income decreased $9.3 million, or approximately 94%, to $0.6 million for the three months ended March 31, 2009 from $9.9 million for the three months ended March 31, 2008. The decrease in interest and other income was primarily due to lower cash balances when compared to the same period in 2008 as well as a decrease on the return on our cash balances as a result of a decrease in interest rates.

Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities that were rated AAA/Aaa at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at March 31, 2009 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of $0.9 million during the three months ended March 31, 2009.

Provision for Income Taxes. Income tax expense was $28.3 million and $26.7 million for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate was 39.2% and 40.3% for the three months ended March 31, 2009 and 2008, respectively. Our effective rates differ from the statutory federal rate of 35.0% due to state and local taxes, non-deductible expenses, renewable energy investment tax credits and an increase in the valuation allowance related to the impairment loss recognized on investment securities.

Net Income. Net income increased $4.5 million, or 11%, to $44.0 million for the three months ended March 31, 2009 compared to $39.5 million for the three months ended March 31, 2008. The increase in net income was primarily attributable to a 23% increase in interest expense, a 94% decrease in interest and other income and a 6% increase in provision for income taxes. These items were partially offset by an 89% decrease in the impairment loss on investment securities and a 17% increase in income from operations.

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

The following table shows consolidated metric information for the three ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Customers:
End of period	6,050,527	4,414,519
Net additions	683,694	451,733
Churn:
Average monthly rate	5.0%	4.0%
ARPU	$40.40	$42.51
CPGA	$134.23	$125.00
CPU	$16.69	$18.86

Customers. Net customer additions were 683,694 for the three months ended March 31, 2009, compared to 451,733 for the three months ended March 31, 2009, an increase of 51%. Total customers were 6,050,527 as of March 31, 2009, an increase of approximately 37% over the customer total as of March 31, 2008 and approximately 13% over the customer total as of December 31, 2008. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in new markets.

Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended March 31, 2009 and 2008 was 5.0% and 4.0%, respectively. The 1.0% increase in churn was primarily due to churn on incremental gross additions of approximately 857,000 during the nine months ended December 31, 2008 as compared to the same period in 2007 coupled with handset upgrades from customers who did not identify themselves as an existing customer. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”

Average Revenue Per User. ARPU represents (a) service revenues less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.40 and $42.51 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $2.11. The decrease in ARPU for the three months ended March 31, 2009, when compared to the same period in 2008, was primarily attributable to higher participation in our Family Plans as well as reduced revenue from certain features included in our service plans that were previously provided a la carte.

Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $134.23 for the three months ended March 31, 2009 from $125.00 for the three months ended March 31, 2008. The increase in CPGA for the three months ended March 31, 2009 when compared to the same period in 2008 was primarily driven by higher marketing and advertising expenses associated with the launch of service in the New York and Boston metropolitan areas.

Cost Per User. CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by the sum of the average monthly number of customers during such period. CPU for the three months ended March 31, 2009 and 2008 was $16.69 and $18.86, respectively. We continue to achieve cost benefits due to the increasing scale of our business. However, these benefits have been partially offset by a combination of launch expenses and ramp up of operations in the Northeast Markets, which contributed $2.30 and $1.11 of additional CPU for the three months ended March 31, 2009 and 2008, respectively.

Core Markets Performance Measures

Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Core Markets Customers:
End of period	5,697,581	4,414,519
Net additions	434,899	451,733
Core Markets Adjusted EBITDA	$268,418	$192,542
Core Markets Adjusted EBITDA as a Percent of Service Revenues	38.2%	34.3%

As of March 31, 2009, our networks in our Core Markets cover a population of approximately 60 million.

Customers. Net customer additions in our Core Markets were 434,899 for the three months ended March 31, 2009, compared to 451,733 for the three months ended March 31, 2008. Total customers were 5,697,581 as of March 31, 2009, an increase of 29% over the customer total as of March 31, 2008 and 8% over the customer total as of December 31, 2008. The increase in total customers is primarily attributable to the continued demand for our service offerings.

Segment Adjusted EBITDA. Segment Adjusted EBITDA is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended March 31, 2009, Core Markets Adjusted EBITDA was $268.4 million compared to $192.5 million for the same period in 2008. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.

Segment Adjusted EBITDA as a Percent of Service Revenues. Segment Adjusted EBITDA as a percent of service revenues is calculated by dividing Segment Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the three months ended March 31, 2009 and 2008 were 38.2% and 34.3%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.

Northeast Markets Performance Measures

Set forth below is a summary of certain key performance measures for the periods indicated for our Northeast Markets:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Northeast Markets Customers:
End of period	352,946	—
Net additions	248,795	—
Northeast Markets Adjusted EBITDA (Deficit)	$(69,424)	$(14,728)

As of March 31, 2009, our networks in our Northeast Markets cover a population of approximately 23 million.

Customers. Net customer additions in our Northeast Markets were 248,795 for the three months ended March 31, 2009. Total customers were 352,946 as of March 31, 2009 an increase of approximately 239% over the customer total as of December 31, 2008. The increase in total customers is primarily attributable to the continued demand for our service offerings in the Philadelphia metropolitan area and our recent launch of service in the New York and Boston metropolitan areas.

Segment Adjusted EBITDA (Deficit). Segment Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended March 31, 2009, Northeast Markets Adjusted EBITDA deficit was $69.4 million compared to Northeast Markets Adjusted EBITDA deficit of $14.7 million for the same period in 2008. The increase in Northeast Markets Adjusted EBITDA deficit was attributable to the significant increase in expenses related to the construction and launch of service in the Northeast Markets.

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

	Three Months Ended March 31,
	2009	2008
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$726,698	$561,970
Less:
Pass through charges	(37,643)	(26,554)

Net service revenues	$689,055	$535,416

Divided by: Average number of customers	5,685,830	4,198,794

ARPU	$40.40	$42.51

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

	Three Months Ended March 31,
	2009	2008
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$74,906	$46,647
Less: Equipment revenues	(68,631)	(100,384)
Add: Equipment revenue not associated with new customers	41,215	45,803
Add: Cost of equipment	225,018	200,158
Less: Equipment costs not associated with new customers	(67,058)	(72,212)

Gross addition expenses	$205,450	$120,012

Divided by: Gross customer additions	1,530,565	960,083

CPGA	$134.23	$125.00

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

	Three Months Ended March 31,
	2009	2008
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$245,575	$188,473
Add: General and administrative expense	61,505	57,727
Add: Net loss on equipment transactions unrelated to initial customer acquisition	25,843	26,409
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(10,669)	(8,465)
Less: Pass through charges	(37,643)	(26,554)

Total costs used in the calculation of CPU	$284,611	$237,590

Divided by: Average number of customers	5,685,830	4,198,794

CPU	$16.69	$18.86

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At March 31, 2009, we had a total of approximately $1.1 billion in cash, cash equivalents and short-term investments. Over the last year, the capital and credit markets have become increasingly volatile as a result of adverse economic and financial conditions that have triggered the failure and near failure of a number of large financial services companies and a global recession. We believe that this increased volatility and global recession may make it difficult to obtain additional financing or sell additional equity or debt securities. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, the current adverse economic and financial conditions in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations in the near-term.

We have historically invested our cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At March 31, 2009, we had invested a significant portion of our cash and cash equivalents in money market funds consisting of U.S. treasury securities. Our remaining cash balances are invested in short-term investments consisting of U.S. treasury securities.

During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with our investment policy guidelines, the auction rate securities investments held by us all had AAA/Aaa credit ratings at the time of purchase. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at March 31, 2009 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. In addition, all of the auction rate securities held by us have been downgraded or placed on credit watch.

The estimated market value of our auction rate security holdings at March 31, 2009 was approximately $4.6 million, which reflects a $129.3 million cumulative adjustment to the original principal value of $133.9 million. The estimated market value at December 31, 2008 was approximately $6.0 million, which reflected a $127.9 million adjustment to the aggregate principal value at that date. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models that rely exclusively on unobservable inputs, we recorded an impairment charge of $0.9 million during the three months ended March 31, 2009, reflecting an additional portion of our auction rate security holdings that we have concluded have an other-than-temporary decline in value. The remaining decrease in fair value of approximately $0.5 million is reported in accumulated other comprehensive loss in the consolidated balance sheets.

Given the failed auctions, our auction rate securities are illiquid until there is a successful auction for them or we sell them. Accordingly, the entire amount of such remaining auction rate securities has been classified as non-current assets and presented in long-term investments on our balance sheets as of March 31, 2009 and December 31, 2008. The $4.6 million estimated market value at March 31, 2009 does not materially impact our liquidity and is not included in our approximately $1.1 billion in cash, cash equivalents and short term-investments as of March 31, 2009. We may incur additional impairments to our auction rate securities which may be up to the full remaining value of such auction rate securities. Management believes that any future additional impairment charges will not have a material effect on our liquidity.

On January 20, 2009, Wireless completed the sale of the New 9 1/4% Senior Notes. The net proceeds from the sale of the New 9 1/4% Senior Notes were approximately $480.3 million. The net proceeds will be used for general corporate purposes which could include working capital, capital expenditures, future liquidity needs, additional opportunistic spectrum acquisitions, corporate development opportunities and future technology initiatives.

Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as clusters. We are seeking opportunities to enhance our current market clusters and to provide service in new geographic areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. As a result of the acquisition of spectrum licenses and the opportunities that these licenses provide for us to expand our operations into major metropolitan markets, we will require significant additional capital in the future to finance the construction and initial operating costs associated with such licenses. We generally do not intend to commence the construction of any individual license area until we have sufficient funds available to provide for the related construction and operating costs associated with such license area. We currently plan to focus on building out networks to cover approximately 40 million of total population during 2009-2010, which includes the Boston and New York metropolitan areas in which service was launched in February 2009. Our future builds will entail a more extensive use of distributed antenna systems, or DAS, than we have deployed in the past. This, along with other factors, could result in an increase in the total capital expenditures per covered population to initially launch operations. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund this planned expansion.

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the first three months of 2009 were $312.6 million and aggregate capital expenditures for 2008 were approximately $954.6 million. These expenditures were primarily associated with the construction of the network infrastructure in our Northeast Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites, DAS, and switches. We believe the increased service area and capacity in existing markets will improve our service offering, helping us to attract additional and retain existing customers and increase revenues. In addition, we believe our new Northeast Markets have attractive demographics which will result in increased revenues.

As of March 31, 2009, we owed an aggregate of approximately $3.5 billion under our senior secured credit facility and 9 1/4% senior notes as well as approximately $136.3 million under our capital lease obligations.

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

We consider consolidated Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present consolidated Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. Other wireless carriers may calculate consolidated Adjusted EBITDA differently. If our consolidated Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on consolidated Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to

1.0 based on consolidated Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our consolidated Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to consolidated Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended March 31, 2009, our senior secured leverage ratio was 1.95 to 1.0, which means for every $1.00 of consolidated Adjusted EBITDA, we had $1.95 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Consolidated Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, consolidated Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$43,973	$39,519
Adjustments:
Depreciation and amortization	81,746	57,300
(Gain) loss on disposal of assets	(24,908)	21
Stock-based compensation expense (1)	10,669	8,465
Interest expense	58,432	47,425
Accretion of put option in majority-owned subsidiary (1)	377	303
Interest and other income	(552)	(9,888)
Impairment loss on investment securities	921	8,001
Provision for income taxes	28,336	26,668

Consolidated Adjusted EBITDA	$198,994	$177,814

(1) Represents a non-cash expense, as defined by our senior secured credit facility.

In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$306,599	$107,449
Adjustments:
Interest expense	58,432	47,425
Non-cash interest expense	(2,280)	(600)
Interest and other income	(552)	(9,888)
Provision for uncollectible accounts receivable	(66)	(44)
Deferred rent expense	(6,292)	(5,997)
Cost of abandoned cell sites	(2,201)	(1,668)
Accretion of asset retirement obligations	(1,174)	(515)
Provision for income taxes	28,336	26,668
Deferred income taxes	(26,937)	(25,548)
Changes in working capital	(154,871)	40,532

Consolidated Adjusted EBITDA	$198,994	$177,814

Operating Activities

Cash provided by operating activities increased $199.2 million to $306.6 million during the three months ended March 31, 2009 from $107.4 million during the three months ended March 31, 2008. The increase was primarily attributable to an increase in cash flows from working capital changes during the three months ended March 31, 2009 compared to the same period in 2008.

Investing Activities

Cash used in investing activities was $531.1 million during the three months ended March 31, 2009 compared to $329.4 million during the three months ended March 31, 2008. The increase was due primarily to $224.4 million in purchases of short-term investments and an approximately $129.0 million increase in purchases of property and equipment which was primarily related to construction in the Northeast Markets. These increases were partially offset by a $146.3 million decrease in purchases of FCC licenses.

Financing Activities

Cash provided by financing activities was $377.2 million during the three months ended March 31, 2009 compared to $62.4 million during the three months ended March 31, 2008. The increase was due primarily to $480.3 million in net proceeds from the issuance of the New 9 1/ 4% Senior Notes in January 2009, partially offset by a $165.5 million decrease in book overdraft.

Capital Lease Obligations

We have entered into various non-cancelable DAS capital lease agreements, with expirations through 2024, covering dedicated optical fiber. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense.

Capital Expenditures

Capital Expenditures. We currently expect to incur capital expenditures in the range of $0.7 billion to $0.9 billion on a consolidated basis for the year ending December 31, 2009. We plan to focus on building out networks to cover approximately 40 million of total population during 2009-2010, which includes the Boston and New York metropolitan areas in which service was launched in February 2009.

During the three months ended March 31, 2009, we incurred $312.6 million in capital expenditures. During the year ended December 31, 2008, we incurred $954.6 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of new markets.

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

Fair Value Measurements

We do not expect changes in the aggregate fair value of our financial assets and liabilities to have a material adverse impact on the condensed consolidated financial statements. See Note 10 to the financial statements included in this report.

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

As of March 31, 2009, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of March 31, 2009 was 6.455%. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed-rate debt at an annual rate of 7.169%. The interest rate swap agreement expires in 2010. On April 30, 2008, to manage our interest rate risk exposure, we entered into an additional two-year interest rate protection agreement. The agreement was effective on June 30, 2008, covers a notional amount of $500.0 million and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. The interest rate protection agreement expires on June 30, 2010. If market LIBOR rates increase 100 basis points over the rates in effect at March 31, 2009, annual interest expense on the approximately $60.0 million in variable rate debt would increase approximately $0.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2009, the Company began its implementation and conversion to a new billing services provider, Amdocs Software Systems Limited and Amdocs, Inc. (“Amdocs”), and effective, May 1, 2009, the Company completed its billing system conversion from VeriSign to Amdocs. Management has redesigned and evaluated our internal controls over financial reporting for the new Amdocs environment to ensure that our controls and procedures continue to be effective. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009 other than the changes and additions to the Risk Factors set forth below.

We may incur higher than anticipated intercarrier compensation costs.

When our customers use our service to call customers of other carriers, in certain circumstances we are required to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. An ongoing FCC rulemaking proceeding is examining whether a unified intercarrier compensation regime should be established for all traffic exchanged between all carriers, including CMRS carriers such as us. New intercarrier compensation rules, if adopted, may result in increases in the charges we are required to pay other carriers for terminating calls or transiting on their networks, increase the costs of, or difficulty in negotiating, new agreements with carriers, and decrease the amount of revenue we receive for terminating calls from other carriers on our network. Further, certain existing intercarrier compensation pricing rules which affect the termination rates we pay to both incumbent and competitive LECs are being appealed. If this appeal overturns the FCC’s current intercarrier compensation rules, it could result in significant costs to us for past and future termination charges. Any such changes may have a material adverse effect on our business, financial condition and operating results.

Some carriers who terminate calls originated by our customers have sought, and others may seek, to impose termination charges on us that we consider to be unreasonably high and have threatened to pursue, or have initiated or may initiate, claims against us to recover these charges. The outcome of these claims is uncertain. A recent decision by the FCC, if not overturned, could subject CMRS carriers to a multitude of state commission proceedings in which wireless termination rates are set without guidance from the FCC, and may be interpreted to leave open the prospect of CMRS carriers being liable for certain terminating compensation charges even in the absence of negotiated agreements. A determination that we are liable for additional terminating compensation payments could subject us to additional claims by other carriers. Further, legal and business considerations may inhibit our ability or willingness to block traffic to telecommunication carriers who demand unreasonable payments. In addition, certain transit carriers have taken the position that they can charge “market” rates for transit services, which rates may in some instances be significantly higher than our current rates or the rates we are willing to pay. We may be obligated to pay these higher rates and/or purchase services from others, engage in direct connection, or pay terminating compensation charges in the absence of negotiated agreements, which may result in higher costs which could have a material adverse effect on our business, financial condition, and operating results.

Our ability to provide service to our customers and generate revenues could be harmed by adverse regulatory action.

Our FCC licenses are major assets that we use to provide our services. Our FCC licenses are subject to revocation and we may be subject to fines, forfeitures, penalties or other sanctions, including the imposition of mandatory reporting requirements, license conditions, corporate monitors, and limitations on our ability to participate in future FCC auctions, if the FCC were to find that we are not in compliance with its rules or the requirements of the Communications Act. We must renew our FCC licenses periodically. Renewal applications are subject to FCC review and public comment to ensure that licensees meet their licensing requirements and comply with other applicable FCC requirements, rules and regulations. If we fail to file for renewal of any particular license at the appropriate time, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. In addition, many of our licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the applicable construction requirement. If the FCC finds that our construction, or the construction of prior licensees, is insufficient, the FCC could terminate our license. For all PCS, AWS and 700 MHz licenses, the FCC also requires that a licensee provide substantial service in order to receive a renewal expectancy. There is no guarantee that the FCC will find the completed system construction sufficient to meet the build out or renewal requirement. Additionally, while incumbent licensees enjoy a certain renewal expectancy if they provide substantial service, the substantial service standard is not well articulated and there is no guarantee that the FCC will conclude that we are providing substantial service, that we are entitled to a renewal expectancy, or will renew all or any of our licenses, without the imposition of adverse conditions. In addition, a failure to comply with applicable license conditions or regulatory requirements could result in revocation or termination of our licenses, in the loss of rights to serve unbuilt areas and/or fines and forfeitures. We have had inquiries from regulatory agencies regarding our compliance with regulatory requirements and we may in the future receive additional inquiries. We have responded, are in the process of responding, or will respond to such inquiries. We cannot give any assurances that the FCC will agree with our compliance efforts or that the FCC will not impose fines, forfeitures, or take other adverse action against us. The FCC may also impose additional regulatory requirements or conditions on our licenses or our business. Such additional regulatory requirements or conditions could increase the cost of doing business, could cause disruption to existing networks, and could require us to make substantial investments. Any loss or impairment of any of these licenses, failure to renew, fines and forfeitures, the imposition of conditions, or other actions by the FCC could have a material adverse effect on our business, financial condition and operating results.

The structure of the transaction with Royal Street Communications creates risks which could have a material adverse effect on our business, financial condition or operating results.

Royal Street Communications acquired its PCS licenses as a designated entity, or DE. As a result, Royal Street Communications received a bidding credit equal to approximately $94 million for its “open” PCS licenses and was granted certain “closed” licenses in Florida for which DEs were the only qualified applicants. Subject to certain non-controlling investor protections in Royal Street Communications’ limited liability company agreement, C9 has control over the operations of Royal Street because it has the right to elect three of the five members of Royal Street Communications’ management committee, which has the full power to direct the management of Royal Street Communications. However, the Royal Street Communications business plan may become so closely aligned with our business plan that there is a risk the FCC may find Royal Street to have relinquished control over its licenses to us in violation of FCC requirements. In 2006 the FCC made changes to the DE rules which preclude the wholesale arrangements we have with Royal Street Communications on a prospective basis, but the FCC grandfathered our existing wholesale relationship. Further, the FCC has an ongoing proceeding seeking to determine what additional changes, if any, may be required or appropriate to its DE program and aspects of the DE program remain subject to challenge in federal courts of appeal. While the FCC has grandfathered the existing arrangements between Royal Street Communications and us, there can be no assurance that any changes that may be required with respect to those arrangements in the future will not cause the FCC to determine that the changes would trigger the loss of DE eligibility for Royal Street. In addition, the FCC has also indicated that it plans to undertake periodic audits of DE licensees to assure compliance with its DE rules. If the FCC were to determine that Royal Street has failed to exercise the requisite control over its licenses and thus lost its status as a DE, Royal Street would be required to repay the FCC the amount of the bidding credit on a five-year straight-line basis beginning on the grant date of the license, which was December 2005, and it could lose some or all of the licenses only available to DEs which have not yet been constructed, which includes several of its licenses in Florida. In addition, certain wireless companies who have participated in spectrum auctions as designated entities have become the target of qui tam lawsuits claiming that those wireless companies have defrauded the United States Government by investing in DEs, taking bidding credits and otherwise receiving benefits in FCC spectrum auctions to which such wireless companies were not entitled. Qui tam lawsuits generally are filed under seal in the first instance and companies may not know that they are a target of such a lawsuit unless and until it is made public. The person bringing the suit may share in any recovery by the government which encourages lawsuits of this kind. If Royal Street or the Company becomes the target of a qui tam lawsuit, the resulting distraction to management and costs to defend may be material. If Royal Street or the Company become a target of a qui tam lawsuit and is either found to have defrauded the government, the damages may include civil penalties of up to $11,000 for each claim, plus a penalty of three times the amount of the damages sustained by the government, and may include the revocation of any licenses held by Royal Street or the Company. In addition, becoming the target of any such lawsuit may make it more likely that the FCC also may audit a wireless carrier’s designation as a DE. If Royal Street lost those licenses or was required to repay the bidding credits it received, or to pay damages and civil penalties under a qui tam law suit, or an audit concluded that Royal Street had not complied with the DE requirements, it could have a material and adverse effect on our business, financial condition and operating results.

A significant portion of our revenue is derived from geographic areas susceptible to natural and other disasters.

Our focus on major metropolitan areas and our use of third parties, some of which are located in developing nations, may make our products and services more susceptible to certain events, including political upheavals, war, terrorist attacks, strikes, natural disasters, and disease, which could adversely affect our business, financial condition and operating results. In addition, our markets in California, Texas and Florida represent a substantial portion of our business. These same states, however, have a history of natural disasters which may adversely affect our operations in those states. These events also may cause our networks to cease operating for a substantial period of time while we reconstruct them and our competitors may be less affected than we are. We cannot provide any assurance that the business interruption insurance we have will cover all losses we may experience as a result of such events, that the insurance carrier will be solvent, or that the insurance carrier will pay all claims made by us. If we experience any of these events, we may lose revenue, customers, and experience increased expenses, we may have difficulty attracting new customers in the future, and may have difficulty finding new suppliers and vendors, which could have a material adverse effect on our business, financial condition and operating results.

Item 6. Exhibits

Exhibit Number	Description
10.1	MetroPCS Communications, Inc. Second Amended and Restated Non-Employee Director Remuneration Plan, effective January 1, 2009.

10.2	Form of Officer Cash Performance Award Agreement between MetroPCS Communications, Inc. and Employee.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.

Date: May 11, 2009	By:	/s/ Roger D. Linquist
Roger D. Linquist
President, Chief Executive Officer and
Chairman of the Board

Date: May 11, 2009	By:	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	MetroPCS Communications, Inc. Second Amended and Restated Non-Employee Director Remuneration Plan, effective January 1, 2009.

10.2	Form of Officer Cash Performance Award Agreement between MetroPCS Communications, Inc. and Employee.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”