Form 10-Q
period 2009-06-30
METROPCS COMMUNICATIONS INC
filed 2009-08-07
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐ No ☑

On July 31, 2009, there were 352,148,874 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q

*	No reportable information under this item.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

(Unaudited)

	June 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$869,790	$697,948
Short-term investments	224,853	3
Inventories, net	99,877	155,955
Accounts receivable (net of allowance for uncollectible accounts of $3,005 and $4,106 at June 30, 2009 and December 31, 2008, respectively)	54,159	34,666
Prepaid charges	61,139	56,347
Deferred charges	48,920	49,716
Deferred tax assets	1,833	1,832
Other current assets	33,790	47,417

Total current assets	1,394,361	1,043,884

Property and equipment, net	3,038,984	2,847,751
Long-term investments	4,422	5,986
FCC licenses	2,447,269	2,406,596
Microwave relocation costs	18,487	16,478
Other assets	107,016	101,453

Total assets	$7,010,539	$6,422,148

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$434,977	$568,432
Current maturities of long-term debt	18,309	17,009
Deferred revenue	171,690	151,779
Other current liabilities	4,832	5,136

Total current liabilities	629,808	742,356

Long-term debt, net	3,589,410	3,057,983
Deferred tax liabilities	441,625	389,509
Deferred rents	68,626	56,425
Redeemable ownership interest	7,062	6,290
Other long-term liabilities	127,972	135,262

Total liabilities	4,864,503	4,387,825

COMMITMENTS AND CONTINGENCIES (See Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common Stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 352,089,057 and 350,918,272 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	35	35
Additional paid-in capital	1,609,436	1,578,972
Retained earnings	558,018	487,849
Accumulated other comprehensive loss	(21,453)	(32,533)

Total stockholders’ equity	2,146,036	2,034,323

Total liabilities and stockholders’ equity	$7,010,539	$6,422,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share information)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
REVENUES:
Service revenues	$766,850	$598,562	$1,493,548	$1,160,532
Equipment revenues	92,762	80,245	161,393	180,629

Total revenues	859,612	678,807	1,654,941	1,341,161

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $80,253, $53,061, $152,572 and $101,717, shown separately below)	268,733	206,140	514,308	394,614
Cost of equipment	227,400	160,088	452,419	360,245
Selling, general and administrative expenses (excluding depreciation and amortization expense of $11,122, $7,827, $20,549 and $16,471, shown separately below)	142,321	113,419	278,731	217,793
Depreciation and amortization	91,375	60,888	173,121	118,188
Loss (gain) on disposal of assets	14,010	2,628	(10,898)	2,649

Total operating expenses	743,839	543,163	1,407,681	1,093,489

Income from operations	115,773	135,644	247,260	247,672

OTHER EXPENSE (INCOME):
Interest expense	70,535	45,664	128,967	93,083
Accretion of put option in majority-owned subsidiary	395	317	772	620
Interest and other income	(475)	(5,372)	(1,027)	(15,254)
Impairment loss on investment securities	532	9,079	1,453	17,080

Total other expense	70,987	49,688	130,165	95,529

Income before provision for income taxes	44,786	85,956	117,095	152,143

Provision for income taxes	(18,590)	(35,491)	(46,926)	(62,159)

Net income	$26,196	$50,465	$70,169	$89,984

Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of tax	27	504	(112)	504
Unrealized gains (losses) on cash flow hedging derivatives, net of tax	3,338	11,118	(3,627)	(4,508)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax	8,097	3,124	14,819	4,842

Comprehensive income	$37,658	$65,211	$81,249	$90,822

Net income per common share:
Basic	$0.07	$0.14	$0.20	$0.26

Diluted	$0.07	$0.14	$0.20	$0.25

Weighted average shares:
Basic	351,912,464	349,051,983	351,503,933	348,608,037

Diluted	357,087,331	356,177,866	356,940,117	355,440,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,169	$89,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,121	118,188
Provision for uncollectible accounts receivable	111	121
Deferred rent expense	11,889	12,967
Cost of abandoned cell sites	4,607	2,322
Stock-based compensation expense	23,341	19,472
Non-cash interest expense	5,157	1,205
(Gain) loss on disposal of assets	(10,898)	2,649
Impairment loss on investment securities	1,453	17,080
Accretion of asset retirement obligations	2,397	1,248
Accretion of put option in majority-owned subsidiary	772	620
Deferred income taxes	44,998	59,794
Changes in assets and liabilities:
Inventories	56,078	65,993
Accounts receivable, net	(19,604)	(6,757)
Prepaid charges	(19,400)	(17,920)
Deferred charges	796	3,300
Other assets	12,618	(335)
Accounts payable and accrued expenses	87,107	(46,872)
Deferred revenue	19,816	6,832
Other liabilities	1,465	1,527

Net cash provided by operating activities	465,993	331,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(455,110)	(388,502)
Change in prepaid purchases of property and equipment	14,608	24,446
Proceeds from sale of property and equipment	3,571	400
Purchase of investments	(261,856)	—
Proceeds from sale of investments	37,500	37
Purchases of and deposits for FCC licenses	(11,692)	(313,267)
Proceeds from exchange of FCC licenses	949	—
Cash used in business acquisitions	—	(25,162)
Microwave relocation costs	(679)	(1,117)

Net cash used in investing activities	(672,709)	(703,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(99,429)	29,479
Proceeds from 9 1/4% Senior Notes	492,250	—
Debt issuance costs	(11,925)	—
Repayment of debt	(8,000)	(8,000)
Payments on capital lease obligations	(1,450)	—
Proceeds from exercise of stock options	7,112	8,997

Net cash provided by financing activities	378,558	30,476

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	171,842	(341,271)
CASH AND CASH EQUIVALENTS, beginning of period	697,948	1,470,208

CASH AND CASH EQUIVALENTS, end of period	$869,790	$1,128,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (collectively, the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively, “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” (FASB Accounting Standards Codification (“ASC”) 810, “Consolidation”), because Royal Street is a variable interest entity and the Company will absorb all of Royal Street’s expected losses. All intercompany accounts and transactions between MetroPCS and its wholly-owned subsidiaries and Royal Street have been eliminated in the consolidated financial statements. The redeemable ownership interest in Royal Street is included in long-term liabilities. The condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended June 30, 2009 and 2008, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in service revenues and cost of service on the accompanying statements of income and comprehensive income. For the three months ended June 30, 2009 and 2008, the Company recorded $39.3 million and $30.3 million, respectively, of FUSF, E-911 and other fees. For the six months ended June 30, 2009 and 2008, the Company recorded $76.6 million and $56.6 million, respectively, of FUSF, E-911 and other fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.

2. Share-based Payments:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), (ASC 718, “Share-Based Payment,” (“ASC 718”)), the Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted and restricted stock awards to employees. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense was approximately $12.7 million and $11.0 million for the three months ended June 30, 2009 and 2008, respectively. Cost of service for the three months ended June 30, 2009 and 2008 includes approximately $1.3 million and $0.7 million, respectively, of stock-based compensation. For the three months ended June 30, 2009 and 2008, selling, general and administrative expenses include $11.4 million and $10.3 million, respectively, of stock-based compensation. Stock-based compensation expense was $23.3 million and $19.5 million for the six months ended June 30, 2009 and 2008, respectively. Cost of service for the six months ended June 30, 2009 and 2008 includes $2.0 million and $1.2 million, respectively, of stock-based compensation. For the six months ended June 30, 2009 and 2008, selling, general and administrative expenses include $21.3 million and $18.3 million, respectively, of stock-based compensation.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company’s common stock which become fully tradable upon vesting. During the three and six months ended June 30, 2009, pursuant to the Amended and Restated MetroPCS 2004 Equity Incentive Compensation Plan, the Company issued 44,600 and 1,355,110, respectively, restricted stock awards to certain employees. The restricted stock awards granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly or quarterly basis thereafter. The Company determined the grant-date fair value of the restricted stock awards granted to be $19.6 million based on the closing price of the Company’s common stock on the New York Stock Exchange on the grant dates. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant, will be recognized on a straight-line basis over the four-year vesting period.

3. Short-term Investments:

The Company invests its cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At June 30, 2009, the Company had invested a significant portion of its cash and cash equivalents in money market funds consisting of U.S. treasury securities with an original maturity of 90 days or less.

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

Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Equity Securities	$7	$—	$(4)	$3
U.S. Treasury Securities	224,386	464	—	224,850

Total short-term investments	$224,393	$464	$(4)	$224,853

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Equity Securities	$7	$—	$(4)	$3

Total short-term investments	$7	$—	$(4)	$3

The cost and aggregate fair values of short-term investments by contractual maturity at June 30, 2009 were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value
Less than one year	$224,386	$224,853

Total	$224,386	$224,853

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

4. Derivative Instruments and Hedging Activities:

On November 21, 2006, MetroPCS Wireless, Inc. (“Wireless”) entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of Wireless’ senior secured credit facility, as amended, (the “Senior Secured Credit Facility”), pursuant to which Wireless may borrow up to $1.7 billion. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%. The interest rate protection agreement expires on February 1, 2010. This financial instrument is reported in other long-term liabilities at fair market value of $24.4 million as of June 30, 2009.

On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. The agreement was effective on June 30, 2008 and covers an aggregate notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. This agreement expires on June 30, 2010. This financial instrument is reported in other long-term liabilities at fair market value of approximately $12.5 million as of June 30, 2009.

In March 2009, Wireless entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure. These agreements are effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 4.381%. The monthly interest settlement periods will begin on February 1, 2010. These agreements expire on February 1, 2012. These financial instruments are reported in long-term investments and other long-term liabilities at fair market value of approximately $0.6 million and approximately $0.3 million, respectively, as of June 30, 2009.

The primary risk managed by using derivative instruments is interest rate risk. Interest rate protection agreements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), (ASC 815, “Derivatives and Hedging,” (“ASC 815”)), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three months ended June 30, 2009, the change in fair value did not result in ineffectiveness.

At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $41.6 million of net losses that are reported in accumulated other comprehensive loss at June 30, 2009 are expected to be reclassified into earnings within the next 12 months.

Cross-default Provisions

The Company’s interest rate protection agreements contain cross-default provisions to the Company’s Senior Secured Credit Facility. The Company’s Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the facility. If the Company were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position on June 30, 2009 is $37.2 million.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133 (ASC 815)
Interest rate protection agreements	Long-term investments	$585	Long-term investments	$—
Interest rate protection agreements	Other long-term liabilities	(37,228)	Other long-term liabilities	(54,963)

Total derivatives designated as hedging instruments under SFAS No. 133 (ASC 815)		$(36,643)		$(54,963)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income

For the Three Months Ended June 30,

Derivatives in SFAS No. 133 (ASC 815) Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2009	2008		2009	2008

Interest rate protection agreements	$5,463	$17,845	Interest expense	$(13,253)	$(4,857)

Total	$5,463	$17,845		$(13,253)	$(4,857)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income

For the Six Months Ended June 30,

Derivatives in SFAS No. 133 (ASC 815) Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2009	2008		2009	2008

Interest rate protection agreements	$(5,960)	$(7,597)	Interest expense	$(24,281)	$(7,663)

Total	$(5,960)	$(7,597)		$(24,281)	$(7,663)

5. Property and Equipment:

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Construction-in-progress	$304,902	$898,454
Network infrastructure	3,387,270	2,522,206
Office equipment and software	123,128	63,848
Leasehold improvements	54,272	47,784
Furniture and fixtures	12,267	10,273
Vehicles	444	311

	3,882,283	3,542,876
Accumulated depreciation and amortization	(843,299)	(695,125)

Property and equipment, net	$3,038,984	$2,847,751

6. Long-term Investments:

During the year ended December 31, 2007, the Company made an original investment of $133.9 million in principal in ten auction rate securities with maturity dates through 2046, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with the Company’s investment policy guidelines, the auction rate securities investments held by the Company all had AAA/Aaa credit ratings at the time of purchase. With the continuing

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

liquidity issues experienced in the global credit and capital markets, the auction rate securities held by the Company at June 30, 2009 continued to experience failed auctions as the amount of securities submitted for sale in the auctions exceeded the amount of purchase orders. Since July 2007, there have been no successful auctions for the auction rate securities held by the Company. In addition, all of the auction rate securities held by the Company have been downgraded or placed on credit watch with credit ratings ranging from ‘BBB/Ba1’ to ‘CC/C’ as of June 30, 2009. The Company has not sold any of its auction rate securities through June 30, 2009.

Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable inputs, including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting these securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The estimated market value of the Company’s auction rate security holdings at June 30, 2009 was approximately $3.8 million, which reflects a $130.1 million cumulative adjustment to the original principal value of $133.9 million. The estimated market value at December 31, 2008 was approximately $6.0 million, which reflected a $127.9 million adjustment to the aggregate principal value at that date. Each auction rate security continues to pay interest according to its stated term ranging from one month LIBOR plus .55% to one month LIBOR plus 2.5%. Due to the continued severity in the capital markets, deterioration of the credit quality of the underlying assets and the length of time until the auction rate securities mature, the Company believes that full recovery is not probable and has recorded an impairment charge of $0.5 million and $1.5 million during the three and six months ended June 30, 2009, respectively, reflecting an additional portion of the auction rate security holdings that the Company has concluded have an other-than-temporary decline in value.

Given the failed auctions, the Company’s auction rate securities are illiquid until there is a successful auction for them or the Company sells them. Accordingly, the entire amount of such remaining auction rate securities has been classified as a non-current asset and is presented in long-term investments on the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008. The Company may continue to incur additional impairments to its auction rate securities which may be up to the full remaining value of such auction rate securities.

7. FCC Licenses and Microwave Relocation Costs:

The Company operates wireless broadband mobile networks under licenses granted by the Federal Communications Commission (“FCC”) for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband services. In addition, in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the wireless broadband mobile services provided by the Company, and other advanced wireless services. In June 2008, the Company acquired a 700 MHz license that also can be used to provide similar services. The personal communications services (“PCS”) licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of the Company’s licensed spectrum if the Company’s use of its spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurred costs related to microwave relocation in constructing its PCS and AWS networks.

The microwave relocation costs are recorded at cost. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten and one-half years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. As such, under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (ASC 350, “Intangibles-Goodwill and Other”), the Company does not amortize PCS, AWS and 700 MHz licenses and microwave relocation costs (collectively, its “indefinite-lived intangible assets”) as they are considered to have

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

indefinite lives and together represent the cost of the Company’s spectrum. The Company is required to test indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach. Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.

Furthermore, if any of the indefinite-lived intangible assets are subsequently determined to have a finite useful life, such assets would be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), (ASC 360, “Property, Plant, and Equipment,” (“ASC 360”)), and the intangible assets would then be amortized prospectively over the estimated remaining useful life. The Company completed its impairment test as of September 30, 2008 and the fair value of each of the indefinite-lived intangible assets was in excess of its carrying value. There also have been no subsequent indicators of impairment including those indicated in SFAS No. 144 (ASC 360), and accordingly, no subsequent interim impairment tests were performed.

The carrying value of FCC licenses and microwave relocation costs was $2.5 billion as of June 30, 2009.

Other Spectrum Acquisitions

During the three and six months ended June 30, 2009, the Company closed on various agreements for the acquisition and exchange of spectrum in the net aggregate amount of approximately $3.3 million and $10.3 million, respectively, in cash.

8. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Accounts payable	$145,914	$148,309
Book overdraft	5,323	104,752
Accrued accounts payable	120,364	178,085
Accrued liabilities	25,318	15,803
Payroll and employee benefits	26,192	34,047
Accrued interest	42,351	33,521
Taxes, other than income	63,135	46,705
Income taxes	6,380	7,210

Accounts payable and accrued expenses	$434,977	$568,432

9. Long-term Debt:

Long-term debt consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
9 1/4% Senior Notes	$1,950,000	$1,400,000
Senior Secured Credit Facility	1,556,000	1,564,000
Capital Lease Obligations	138,064	91,343

Total long-term debt	3,644,064	3,055,343
Add: unamortized (discount) premium on debt	(36,345)	19,649

Total debt	3,607,719	3,074,992
Less: current maturities	(18,309)	(17,009)

Total long-term debt	$3,589,410	$3,057,983

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

9 1/4% Senior Notes

On November 3, 2006, Wireless completed the sale of $1.0 billion of principal amount of 9 1/4% Senior Notes due 2014, (the “Initial Notes”). On June 6, 2007, Wireless completed the sale of an additional $400.0 million of 9 1/4% Senior Notes due 2014 (the “Additional Notes”) under the existing indenture at a price equal to 105.875% of the principal amount of such Additional Notes. On January 20, 2009, Wireless completed the sale of an additional $550.0 million of 9 1/4% Senior Notes due 2014 (the “New 9 1/4% Senior Notes” and, together with the Initial Notes and Additional Notes, the “9 1/4% Senior Notes”) at a price equal to 89.50% of the principal amount of such New 9 1/4% Senior Notes resulting in net proceeds of approximately $480.3 million. The net proceeds from the sale of the New 9 1 /4% Senior Notes will be used for general corporate purposes which could include working capital, capital expenditures, future liquidity needs, additional opportunistic spectrum acquisitions, corporate development opportunities and future technology initiatives.

The 9 1/4% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the 9 1/4% Senior Notes on May 1 and November 1 of each year. Wireless may, at its option, redeem some or all of the 9 1/4% Senior Notes at any time on or after November 1, 2010 for the redemption prices set forth in the indentures governing the 9 1/4% Senior Notes. In addition, prior to November 1, 2009, Wireless may, at its option, redeem up to 35% of the aggregate principal amount of the 9 1/4% Senior Notes with the net cash proceeds of certain sales of equity securities. Wireless may also, at its option, prior to November 1, 2010, redeem some or all of the notes at the “make whole” price set forth in the indentures governing the 9 1/4% Senior Notes.

On January 20, 2009, Wireless entered into a registration rights agreement in connection with the consummation of the sale of the New 9 1/4% Senior Notes. Under the terms of the registration rights agreement, Wireless agreed to file a registration statement covering the New 9 1/4% Senior Notes on or before the 270th day after the New 9 1/4% Senior Notes’ issue date. Wireless also agreed to use commercially reasonable efforts to have such Registration Statement declared effective on or prior to the 300th day after the issue date of the New 9 1/4% Senior Notes. Alternatively, if Wireless is unable to consummate the Exchange Offer (as defined in the Registration Rights Agreement) or if holders of the New 9 1/4% Senior Notes cannot participate in the Exchange Offer for certain specified reasons, then Wireless and the Guarantors will use commercially reasonable efforts to file a shelf registration statement within the times specified in the Registration Rights Agreement to facilitate resale of the New 9 1/4% Senior Notes. All registration expenses will be paid by Wireless and the Guarantors. If (i) Wireless fails to file a registration statement by the applicable deadline, (ii) any such registration statement has not been declared effective by the SEC by the applicable deadline, (iii) the Exchange Offer has not been consummated by the applicable deadline or (iv) any registration statement required by the registration rights agreement is filed and declared effective but thereafter ceases to be effective or fails to be usable for its intended purpose without being cured under the terms of the registration rights agreement, then Wireless and the guarantors of the New 9 1/ 4% Senior Notes must pay each holder liquidated damages in an amount equal to $0.05 per week per $1,000 in principal amount of New 9 1/4% Senior Notes for each week or portion thereof that the default continues for the first 90-day period immediately following the occurrence of the default. The amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of the New 9 1/4% Senior Notes with respect to each subsequent 90-day period until all defaults have been cured, up to a maximum amount of liquidated damages of $0.20 per week per $1,000 in principal amount of New 9 1/4% Senior Notes. On June 22, 2009, Wireless filed such required registration statement on Form S-4 (“the Exchange Offer Registration Statement”). On July 10, 2009, the SEC declared the Exchange Offer Registration Statement effective. The Exchange Offer is currently scheduled to expire at 5:00 p.m. New York City time on August 13, 2009, unless extended.

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

The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of June 30, 2009 was 6.455% (see Note 4).

Capital Lease Obligations

The Company has entered into various non-cancelable distributed antenna systems (“DAS”) capital lease agreements, with varying expiration terms through 2024, covering dedicated optical fiber. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of June 30, 2009, the Company had approximately $138.1 million of capital lease obligations, with $2.3 million and $135.8 million recorded in current maturities of long-term debt and long-term debt, respectively.

10. Fair Value Measurements:

The Company has adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), (ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”)), for financial assets and liabilities. SFAS No. 157 (ASC 820) became effective for financial assets and liabilities on January 1, 2008. The Company adopted the provisions of SFAS No. 157 (ASC 820) for non-financial assets and liabilities upon its effectiveness on January 1, 2009. SFAS No. 157 (ASC 820) defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.

SFAS No. 157 (ASC 820) establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

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

SFAS No. 157 (ASC 820) requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The Company’s financial assets and liabilities measured at fair value on a recurring basis include cash and cash equivalents, short and long-term investments securities and derivative financial instruments.

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

Included in the Company’s long-term investments securities are certain auction rate securities, some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable Level 3 inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Significant inputs to the investments valuation are unobservable in the active markets and are classified as Level 3 in the hierarchy.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2009, as required by SFAS No. 157 (ASC 820) (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$869,790	$—	$—	$869,790
Short-term investments	224,853	—	—	224,853
Long-term investments	—	—	3,837	3,837
Derivative assets	—	585	—	585

Total assets at fair value	$1,094,643	$585	$3,837	$1,099,065

Liabilities
Derivative liabilities	$—	$37,228	$—	$37,228

Total liabilities at fair value	$—	$37,228	$—	$37,228

The following table summarizes the changes in fair value of the Company’s Level 3 assets, as required by SFAS No. 157 (ASC 820) (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Beginning balance	$4,612	$5,986
Total losses (gains) (realized or unrealized):
Included in earnings	532	1,453
Included in accumulated other comprehensive loss	243	696
Transfers in and/or out of Level 3	—	—
Purchases, sales, issuances and settlements	—	—

Ending balance at June 30, 2009	$3,837	$3,837

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the condensed consolidated statements of income and comprehensive income	$532	$1,453

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,556,000	$1,485,980	$1,564,000	$1,251,200
9 1/4% Senior Notes	1,950,000	1,930,500	1,400,000	1,239,000
Cash flow hedging derivatives	36,643	36,643	54,963	54,963
Short-term investments	224,850	224,850	3	3
Long-term investments	3,837	3,837	5,986	5,986

11. Income Taxes:

Since December 31, 2008, there have been no changes in the amount of the Company’s unrecognized tax benefits. The Company accrued gross interest expense and penalties of $0.6 million and $1.2 million on unrecognized tax benefits during the three and six months ended June 30, 2009. A state examination is currently ongoing and the Company believes it is reasonably possible that the amount of unrecognized tax benefits in that state could significantly decrease within the next 12 months period. The gross unrecognized tax benefits for this position could decrease due to settlement with this state in an amount up to $2.7 million. In another state jurisdiction, the Company believes it is reasonably possible that the amount of unrecognized tax benefits in that state could significantly decrease within the next 12 months due to the expiration of the statute of limitations. The gross unrecognized tax benefits for this tax position could decrease due to the expiring statute in an amount up to $12.4 million. The Company does not anticipate that a proposed adjustment in either of the state jurisdictions would result in a material change to the Company’s financial position.

The Internal Revenue Service (“IRS”) is currently examining the 2005 and 2006 tax years of Royal Street Communications. Management anticipates the audit will be substantially complete during the year ending 2009 with no changes to the Company’s tax position.

In addition, there are several state income and franchise tax examinations that are currently in progress for the Company and/or certain of its subsidiaries for various tax years. Management does not believe these examinations will have a significant effect on the Company’s tax position.

During 2008, the Company invested in renewable energy products. The Company will account for its renewable energy investment tax credits in accordance with Accounting Principles Board Opinion No. 4, “Accounting for the Investment Credit,” (“APB 4”), (ASC 740, “Income Taxes,” (“ASC 740”)). APB 4 (ASC 740) provides an accepted accounting method for investment tax credits, known as the tax reduction method or the flow-through method, and treats the investment tax credit as a reduction of income tax expense in the year generated.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

12. Common Stock Options Issued to Directors:

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

13. Net Income Per Common Share:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic EPS:
Net income applicable to common stock	$26,196	$50,465	$70,169	$89,984
Amount allocable to common shareholders	99.6%	100.0%	99.6%	100.0%

Rights to undistributed earnings	$26,098	$50,465	$69,906	$89,984

Weighted average shares outstanding—basic	351,912,464	349,051,983	351,503,933	348,608,037

Net income per common share—basic	$0.07	$0.14	$0.20	$0.26

Diluted EPS:
Rights to undistributed earnings	$26,098	$50,465	$69,906	$89,984

Weighted average shares outstanding—basic	351,912,464	349,051,983	351,503,933	348,608,037
Effect of dilutive securities:
Stock options	5,174,867	7,125,883	5,436,184	6,832,022

Weighted average shares outstanding—diluted	357,087,331	356,177,866	356,940,117	355,440,059

Net income per common share—diluted	$0.07	$0.14	$0.20	$0.25

On January 1, 2009, the Company adopted FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“EITF No. 03-6-1”), (ASC 260, “Earnings Per Share,” (“ASC 260”)), which clarifies EITF No. 03-6, “Participating Securities and the Two-Class Method Under FAS No. 128,” (ASC 260). EITF No. 03-6-1 (ASC 260) provides that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented.

Under the restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the three and six months ended June 30, 2009, the Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. There were no restricted stock awards issued prior to January 1, 2009. For the three and six months ended June 30, 2009, 1.3 million restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.

For the three months ended June 30, 2009 and 2008, 16.3 million and 12.8 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2009 and 2008, 15.4 million and 10.8 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

14. Commitments and Contingencies:

During the three months ended June 30, 2009, the Company entered into pricing agreements with various handset manufacturers for the purchase of wireless handsets at specified prices. The terms of these agreements expire on various dates through October 3, 2009. The total aggregate commitment outstanding under these pricing agreements is approximately $13.8 million as of June 30, 2009.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

AWS Licenses Acquired in Auction 66

Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate and some such users may delay relocation for some time. For the three months ended June 30, 2009 and 2008, the Company incurred approximately $1.1 million and $0.5 million in microwave relocation costs, respectively. For the six months ended June 30, 2009 and 2008, the Company incurred approximately $2.0 million and $0.9 million in microwave relocation costs, respectively.

FCC Katrina Order

In October 2007, the FCC adopted rules which, had they become effective, would have required the Company to maintain emergency backup power for certain minimum periods of time for various components of the Company’s systems. In July 2009, the United States Court of Appeals vacated these FCC backup power rules. However, the FCC has indicated that it plans to issue a Notice of Proposed Rulemaking (“NPRM”), to adopt revised backup power rules. At this time, the Company is unable to predict with any certainty when any such NPRM may be forthcoming from the FCC, whether the NPRM will result in the promulgation of new backup power or other requirements and, if so, whether any new rules may require the Company to purchase additional equipment, spend additional capital, seek and receive additional state and local permits, authorizations and approvals, and incur additional operating expenses to comply with the new rules and such costs could be material.

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

15. Supplemental Cash Flow Information:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash paid for interest	$113,036	$109,438
Cash paid for income taxes	2,640	2,140

Non-cash investing activities

The Company’s accrued purchases of property and equipment were approximately $18.2 million and $45.0 million for the six months ended June 30, 2009 and 2008, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Assets acquired under capital lease obligations were $47.5 million and $26.8 million for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, the Company exchanged $19.9 million in carrying value of FCC licenses with other parties. The FCC licenses received in these transactions were recorded at fair value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fees received by the Company as compensation for providing billing and collection services	$1.9	$1.8	$3.8	$3.6
Handsets sold to the related party	3.8	4.4	7.2	7.4

	June 30, 2009	December 31, 2008
Accruals for fees collected from customers	$3.6	$3.7
Receivables from the related party included in accounts receivable	1.6	0.8

One of the Company’s current directors is the chairman of an equity firm that holds various investment funds affiliated with one of the Company’s greater than 5% stockholders. The equity firm is affiliated with a current director of a company that provides wireless caller ID with name services to the Company. The Company paid approximately $0.2 million and $0.3 million to the company for these services during the three and six months ended June 30, 2009, respectively.

One of the Company’s current directors is a general partner of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 15.6% interest in a company that provides advertising services to the Company. The Company paid approximately $1.1 million and $1.2 million to the company for these services during the three months ended June 30, 2009 and 2008, respectively. The Company paid approximately $2.5 million and $2.2 million to the company for these services during the six months ended June 30, 2009 and 2008, respectively.

17. Segment Information:

Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”), (ASC 280, “Segment Reporting,” (“ASC 280”)), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chairman of the Board, President and Chief Executive Officer.

As of June 30, 2009, the Company had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provide wireless broadband mobile voice and data services and products to customers in its service areas. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance,

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location based services, social networking services and other value-added services.

The Company aggregates its operating segments into two reportable segments: Core Markets and Northeast Markets. Effective January 1, 2009, the Company implemented a change to the composition of its reportable segments under SFAS No. 131 (ASC 280). The historical quarterly information for the three and six months ended June 30, 2008 presented below has been retrospectively adjusted to reflect this change.

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

Three Months Ended June 30, 2009	Core Markets	Northeast Markets	Other	Total
	(in thousands)
Service revenues	$718,190	$48,660	$—	$766,850
Equipment revenues	79,015	13,747	—	92,762
Total revenues	797,205	62,407	—	859,612
Cost of service (1)	221,075	47,658	—	268,733
Cost of equipment	182,475	44,925	—	227,400
Selling, general and administrative expenses (1)	109,479	32,842	—	142,321
Segment Adjusted EBITDA (Deficit) (2)	293,999	(60,168)	—
Depreciation and amortization	62,194	21,382	7,799	91,375
Loss on disposal of assets	8,460	9	5,541	14,010
Stock-based compensation expense	9,822	2,851	—	12,673
Income (loss) from operations	213,522	(84,409)	(13,340)	115,773
Interest expense	—	—	70,535	70,535
Accretion of put option in majority-owned subsidiary	—	—	395	395
Interest and other income	—	—	(475)	(475)
Impairment loss on investment securities	—	—	532	532
Income (loss) before provision for income taxes	213,522	(84,409)	(84,327)	44,786

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Three Months Ended June 30, 2008	Core Markets	Northeast Markets	Other	Total
	(in thousands)
Service revenues	$598,562	$—	$—	$598,562
Equipment revenues	80,245	—	—	80,245
Total revenues	678,807	—	—	678,807
Cost of service (1)	194,499	11,641	—	206,140
Cost of equipment	160,032	56	—	160,088
Selling, general and administrative expenses (1)	100,974	12,445	—	113,419
Segment Adjusted EBITDA (Deficit) (2)	232,011	(21,844)	—
Depreciation and amortization	56,398	459	4,031	60,888
Loss on disposal of assets	2,627	—	1	2,628
Stock-based compensation expense	8,709	2,298	—	11,007
Income (loss) from operations	164,277	(24,601)	(4,032)	135,644
Interest expense	—	—	45,664	45,664
Accretion of put option in majority-owned subsidiary	—	—	317	317
Interest and other income	—	—	(5,372)	(5,372)
Impairment loss on investment securities	—	—	9,079	9,079
Income (loss) before provision for income taxes	164,277	(24,601)	(53,720)	85,956

Six Months Ended June 30, 2009	Core Markets	Northeast Markets	Other	Total
	(in thousands)
Service revenues	$1,421,397	$72,151	$—	$1,493,548
Equipment revenues	142,582	18,811	—	161,393
Total revenues	1,563,979	90,962	—	1,654,941
Cost of service (1)	428,552	85,756	—	514,308
Cost of equipment	376,561	75,858	—	452,419
Selling, general and administrative expenses (1)	214,558	64,173	—	278,731
Segment Adjusted EBITDA (Deficit) (2)	562,417	(129,593)	—
Depreciation and amortization	127,297	32,171	13,653	173,121
Loss (gain) on disposal of assets	6,880	5	(17,783)	(10,898)
Stock-based compensation expense	18,110	5,231	—	23,341
Income (loss) from operations	410,131	(167,001)	4,130	247,260
Interest expense	—	—	128,967	128,967
Accretion of put option in majority-owned subsidiary	—	—	772	772
Interest and other income	—	—	(1,027)	(1,027)
Impairment loss on investment securities	—	—	1,453	1,453
Income (loss) before provision for income taxes	410,131	(167,001)	(126,035)	117,095

Six Months Ended June 30, 2008	Core Markets	Northeast Markets	Other	Total
	(in thousands)
Service revenues	$1,160,532	$—	$—	$1,160,532
Equipment revenues	180,629	—	—	180,629
Total revenues	1,341,161	—	—	1,341,161
Cost of service (1)	376,712	17,902	—	394,614
Cost of equipment	360,189	56	—	360,245
Selling, general and administrative expenses (1)	195,092	22,701	—	217,793
Segment Adjusted EBITDA (Deficit) (2)	424,553	(36,572)	—
Depreciation and amortization	108,015	729	9,444	118,188
Loss on disposal of assets	2,645	—	4	2,649
Stock-based compensation expense	15,385	4,087	—	19,472
Income (loss) from operations	298,507	(41,387)	(9,448)	247,672
Interest expense	—	—	93,083	93,083
Accretion of put option in majority-owned subsidiary	—	—	620	620
Interest and other income	—	—	(15,254)	(15,254)
Impairment loss on investment securities	—	—	17,080	17,080
Income (loss) before provision for income taxes	298,507	(41,387)	(104,977)	152,143

(1)	Cost of service for the three months ended June 30, 2009 and 2008 includes approximately $1.3 million and $0.7 million, respectively, of stock-based compensation disclosed separately. Cost of service for the six months ended June 30, 2009 and 2008 includes $2.0 million and $1.2 million, respectively, of stock-based compensation disclosed separately. Selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 includes $11.4 million and $10.3 million, respectively, of stock-based compensation disclosed separately. Selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 includes $21.3 million and $18.3 million, respectively, of stock-based compensation disclosed separately.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(2)	Core and Northeast Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 (ASC 280) as it is the primary financial measure utilized by management to facilitate evaluation of the Company’s ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

The following table reconciles segment Adjusted EBITDA (Deficit) for the three and six months ended June 30, 2009 and 2008 to consolidated income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$293,999	$232,011	$562,417	$424,553
Northeast Markets Adjusted EBITDA Deficit	(60,168)	(21,844)	(129,593)	(36,572)

Total	233,831	210,167	432,824	387,981
Depreciation and amortization	(91,375)	(60,888)	(173,121)	(118,188)
(Loss) gain on disposal of assets	(14,010)	(2,628)	10,898	(2,649)
Stock-based compensation expense	(12,673)	(11,007)	(23,341)	(19,472)
Interest expense	(70,535)	(45,664)	(128,967)	(93,083)
Accretion of put option in majority-owned subsidiary	(395)	(317)	(772)	(620)
Interest and other income	475	5,372	1,027	15,254
Impairment loss on investment securities	(532)	(9,079)	(1,453)	(17,080)

Consolidated income before provision for income taxes	$44,786	$85,956	$117,095	$152,143

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

The following information presents condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, condensed consolidating statements of income for the three and six months ended June 30, 2009 and 2008, and condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries (Royal Street). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Balance Sheet

As of June 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$638,904	$209,014	$672	$21,200	$—	$869,790
Short-term investments	224,853	—	—	—	—	224,853
Inventories, net	—	88,341	11,536	—	—	99,877
Accounts receivable, net	—	54,054	—	105	—	54,159
Prepaid charges	—	3,539	50,352	7,248	—	61,139
Deferred charges	—	48,920	—	—	—	48,920
Deferred tax assets	—	1,833	—	—	—	1,833
Current receivable from subsidiaries	—	319,904	—	13,641	(333,545)	—
Other current assets	163	234	32,404	989	—	33,790

Total current assets	863,920	725,839	94,964	43,183	(333,545)	1,394,361
Property and equipment, net	—	25,341	2,581,446	432,197	—	3,038,984
Long-term investments	3,836	586	—	—	—	4,422
Investment in subsidiaries	690,028	1,945,911	—	—	(2,635,939)	—
FCC licenses	—	3,800	2,149,870	293,599	—	2,447,269
Microwave relocation costs	—	—	18,487	—	—	18,487
Long-term receivable from subsidiaries	—	828,442	—	—	(828,442)	—
Other assets	—	45,908	37,363	23,745	—	107,016

Total assets	$1,557,784	$3,575,827	$4,882,130	$792,724	$(3,797,926)	$7,010,539

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$123,764	$283,550	$27,663	$—	$434,977
Current maturities of long-term debt	—	16,000	2,287	22	—	18,309

Current payable to subsidiaries	—	—	13,641	319,904	(333,545)	—
Deferred revenue	—	31,414	140,276	—	—	171,690

Advances to subsidiaries	(588,362)	(1,257,722)	1,846,084	—	—	—
Other current liabilities	—	115	4,683	34	—	4,832

Total current liabilities	(588,362)	(1,086,429)	2,290,521	347,623	(333,545)	629,808
Long-term debt	—	3,453,656	134,278	1,476	—	3,589,410
Long-term payable to subsidiaries	—	—	—	828,442	(828,442)	—
Deferred tax liabilities	110	441,515	—	—	—	441,625
Deferred rents	—	—	59,850	8,776	—	68,626
Redeemable ownership interest	—	7,062	—	—	—	7,062
Other long-term liabilities	—	69,995	50,273	7,704	—	127,972

Total liabilities	(588,252)	2,885,799	2,534,922	1,194,021	(1,161,987)	4,864,503
COMMITMENTS AND CONTINGENCIES (See Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,609,436	—	—	20,000	(20,000)	1,609,436
Retained earnings (deficit)	558,018	712,179	2,347,208	(421,297)	(2,638,090)	558,018
Accumulated other comprehensive (loss) income	(21,453)	(22,151)	—	—	22,151	(21,453)

Total stockholders’ equity	2,146,036	690,028	2,347,208	(401,297)	(2,635,939)	2,146,036

Total liabilities and stockholders’ equity	$1,557,784	$3,575,827	$4,882,130	$792,724	$(3,797,926)	$7,010,539

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Three Months Ended June 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$767,724	$40,032	$(40,906)	$766,850
Equipment revenues	—	3,777	88,985	—	—	92,762

Total revenues	—	3,777	856,709	40,032	(40,906)	859,612
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	283,525	26,114	(40,906)	268,733
Cost of equipment	—	3,395	224,005	—	—	227,400
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	382	136,682	5,257	—	142,321
Depreciation and amortization	—	(7)	79,645	11,737	—	91,375
Loss on disposal of assets	—	—	13,815	195	—	14,010

Total operating expenses	—	3,770	737,672	43,303	(40,906)	743,839

Income (loss) from operations	—	7	119,037	(3,271)	—	115,773
OTHER EXPENSE (INCOME):
Interest expense	—	69,175	1,829	32,570	(33,039)	70,535
Earnings from consolidated subsidiaries	(26,282)	(81,362)	—	—	107,644	—
Accretion of put option in majority-owned subsidiary	—	395	—	—	—	395
Interest and other income	(446)	(33,073)	10	(5)	33,039	(475)
Impairment loss on investment securities	532	—	—	—	—	532

Total other (income) expense	(26,196)	(44,865)	1,839	32,565	107,644	70,987
Income (loss) before provision for income taxes	26,196	44,872	117,198	(35,836)	(107,644)	44,786
Provision for income taxes	—	(18,590)	—	—	—	(18,590)

Net income (loss)	$26,196	$26,282	$117,198	$(35,836)	$(107,644)	$26,196

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Six Months Ended June 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$1,495,316	$75,667	$(77,435)	$1,493,548
Equipment revenues	—	7,206	154,187	—	—	161,393

Total revenues	—	7,206	1,649,503	75,667	(77,435)	1,654,941
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	539,904	51,839	(77,435)	514,308
Cost of equipment	—	6,721	445,698	—	—	452,419
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	485	267,622	10,624	—	278,731
Depreciation and amortization	—	102	148,569	24,450	—	173,121
(Gain) loss on disposal of assets	—	—	(11,164)	266	—	(10,898)

Total operating expenses	—	7,308	1,390,629	87,179	(77,435)	1,407,681

(Loss) income from operations	—	(102)	258,874	(11,512)	—	247,260
OTHER EXPENSE (INCOME):
Interest expense	—	132,031	216	61,593	(64,873)	128,967
Earnings from consolidated subsidiaries	(68,224)	(185,584)	—	—	253,808	—
Accretion of put option in majority-owned subsidiary	—	772	—	—	—	772
Interest and other income	(3,398)	(62,471)	(24)	(7)	64,873	(1,027)
Impairment loss on investment securities	1,453	—	—	—	—	1,453

Total other (income) expense	(70,169)	(115,252)	192	61,586	253,808	130,165
Income (loss) before provision for income taxes	70,169	115,150	258,682	(73,098)	(253,808)	117,095
Provision for income taxes	—	(46,926)	—	—	—	(46,926)

Net income (loss)	$70,169	$68,224	$258,682	$(73,098)	$(253,808)	$70,169

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

Six Months Ended June 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$70,169	$68,224	$258,682	$(73,098)	$(253,808)	$70,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	102	148,569	24,450	—	173,121
Provision for uncollectible accounts receivable	—	111	—	—	—	111
Deferred rent expense	—	—	9,932	1,957	—	11,889
Cost of abandoned cell sites	—	—	2,704	1,903	—	4,607
Stock-based compensation expense	—	—	23,341	—	—	23,341
Non-cash interest expense	—	5,164	(7)	—	—	5,157
(Gain) loss on disposal of assets	—	—	(11,164)	266	—	(10,898)
Accretion of asset retirement obligations	—	—	2,059	338	—	2,397
Accretion of put option in majority-owned subsidiary	—	772	—	—	—	772
Impairment loss in investment securities	1,453	—	—	—	—	1,453
Deferred income taxes	—	44,998	—	—	—	44,998
Changes in assets and liabilities	185,703	(149,674)	(11,163)	(4,421)	118,431	138,876

Net cash provided by (used in) operating activities	257,325	(30,303)	422,953	(48,605)	(135,377)	465,993
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(4,710)	(414,579)	(35,821)	—	(455,110)
Change in prepaid purchases of property and equipment	—	14,608	—	—	—	14,608
Proceeds from sale of plant and equipment	—	—	746	2,825	—	3,571
Purchase of investments	(261,856)	(220,000)	—	—	220,000	(261,856)
Proceeds from sale of investments	37,500	—	—	—	—	37,500
Purchases of and deposits for FCC licenses	—	(3,800)	(7,892)	—	—	(11,692)
Proceeds from exchange of FCC licenses	—	—	949	—	—	949
Microwave relocation costs	—	—	(679)	—	—	(679)

Net cash (used in) provided by investing activities	(224,356)	(213,902)	(421,455)	(32,996)	220,000	(672,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(97,227)	—	(2,202)	—	(99,429)
Proceeds from long-term loan	—	—	—	220,000	(220,000)	—
Proceeds from 9 1/4% Senior Notes Due 2014	—	492,250	—	—	—	492,250
Debt issuance costs	—	(11,925)	—	—	—	(11,925)
Repayment of debt	—	(8,000)	—	(127,853)	127,853	(8,000)
Payments on capital lease obligations	—	—	(1,450)	(7,524)	7,524	(1,450)
Proceeds from exercise of stock options	7,112	—	—	—	—	7,112

Net cash provided by (used in) financing activities	7,112	375,098	(1,450)	82,421	(84,623)	378,558

INCREASE IN CASH AND CASH EQUIVALENTS	40,081	130,893	48	820	—	171,842
CASH AND CASH EQUIVALENTS, beginning of period	598,823	78,121	624	20,380	—	697,948

CASH AND CASH EQUIVALENTS, end of period	$638,904	$209,014	$672	$21,200	$—	$869,790

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

Six Months Ended June 30, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$89,984	$96,146	$294,592	$(75,041)	$(315,697)	$89,984
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	107	100,915	17,166	—	118,188
Provision for uncollectible accounts receivable	—	121	—	—	—	121
Deferred rent expense	—	—	11,134	1,833	—	12,967
Cost of abandoned cell sites	—	—	1,068	1,254	—	2,322
Stock-based compensation expense	—	—	19,472	—	—	19,472
Non-cash interest expense	—	1,258	(50)	24,880	(24,883)	1,205
Loss on disposal of assets	—	—	2,615	34	—	2,649
Accretion of asset retirement obligations	—	—	974	274	—	1,248
Accretion of put option in majority-owned subsidiary	—	620	—	—	—	620
Impairment loss in investment securities	17,080	—	—	—	—	17,080
Deferred income taxes	—	59,794	—	—	—	59,794
Changes in assets and liabilities	(86,055)	(189,370)	(117,935)	(16,102)	415,230	5,768

Net cash provided by (used in) operating activities	21,009	(31,324)	312,785	(45,702)	74,650	331,418
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	5,947	(338,720)	(53,048)	(2,681)	(388,502)
Change in prepaid purchases of property and equipment	—	(2,555)	27,001	—	—	24,446
Proceeds from sale of plant and equipment	—	—	186	214	—	400
Proceeds from sale of investment	37	—	—	—	—	37
Purchases of and deposits for FCC licenses	—	(313,267)	—	—	—	(313,267)
Cash used in acquisitions	—	(25,162)	—	—	—	(25,162)
Microwave relocation costs	—	—	(1,117)	—	—	(1,117)

Net cash used in investing activities	37	(335,037)	(312,650)	(52,834)	(2,681)	(703,165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	23,280	—	6,199	—	29,479
Proceeds from long-term note to parent	—	—	—	170,000	(170,000)	—
Payments on capital lease obligations	—	—	—	(5,632)	5,632	—
Repayment of debt	—	(8,000)	—	(92,399)	92,399	(8,000)
Proceeds from exercise of stock options	8,997	—	—	—	—	8,997

Net cash provided by (used in) financing activities	8,997	15,280	—	78,168	(71,969)	30,476

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,043	(351,081)	135	(20,368)	—	(341,271)
CASH AND CASH EQUIVALENTS, beginning of period	801,472	633,277	444	35,015	—	1,470,208

CASH AND CASH EQUIVALENTS, end of period	$831,515	$282,196	$579	$14,647	$—	$1,128,937

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

19. Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), (ASC 805, “Business Combinations,” (“ASC 805”)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) (ASC 805) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) (ASC 805) was effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption was prohibited. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), (ASC 810), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 (ASC 810) also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 (ASC 810) was effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption was prohibited. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”), (ASC 815). SFAS No. 161 (ASC 815) requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 (ASC 815) and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 (ASC 815) was effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The implementation of this standard did result in enhanced disclosures, but did not affect the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP SFAS No. 142-3”), (ASC 350). FSP SFAS No. 142-3 (ASC 350) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (ASC 350). FSP SFAS No. 142-3 (ASC 350) was effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not affect the Company’s financial condition, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF No. 03-6-1, (ASC 260). Under FSP EITF 03-6-1 (ASC 260), unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented. FSP EITF 03-6-1 (ASC 260) was effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS No. 157-4”), (ASC 820). FSP SFAS No. 157-4 (ASC 820) provides additional guidance for estimating fair value in accordance with SFAS No. 157 (ASC 820) when the volume and level of activity for the asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume or level of activity and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP SFAS No. 157-4 (ASC 820) was effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS No. 115-2 and SFAS No. 124-2”), (ASC 320, “Investments,” (“ASC 320”)). FSP SFAS No. 115-2 and SFAS No. 124-2 (ASC 320) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS No. 115-2 and SFAS No. 124-2 (ASC 320) was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS No. 107-1 and APB 28-1”), (ASC 825, “Financial Instruments,” (“ASC 825”)). FSP SFAS No. 107-1 and APB 28-1 (ASC 825) amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (ASC 825), to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” (ASC 270, “Interim Reporting,”) to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 and APB 28-1 (ASC 825) was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of this standard did result in enhanced disclosures, but did not affect the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”), (ASC 855, “Subsequent Events,” (“ASC 855”)). SFAS No. 165 (ASC 855) establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 (ASC 855) was effective for interim or annual financial reporting periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS No. 166”), (ASC 860, “Transfers and Servicing,” (“ASC 860”)). SFAS No. 166 (ASC 860) eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures to provide greater transparency about transfers of financial assets. SFAS No. 166 (ASC 860) is effective at the start of an entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for entities reporting earnings on a calendar-year basis. The Company has not yet determined the effect on its financial condition or results of operations, if any, upon adoption of SFAS No. 166 (ASC 860).

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R),” (“SFAS No. 167”), (ASC 810). SFAS No. 167 (ASC 810) eliminates the exemption for qualifying special purpose entities, establishes a new approach for determining which entities should consolidate a variable-interest entity, and (3) requires an entity to reassess whether it should consolidate a variable-interest entity. SFAS No. 167 (ASC 810) is effective at the start of an entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for entities reporting earnings on a calendar-year basis. The Company has not yet determined the effect on its financial condition or results of operations, if any, upon adoption of SFAS No. 167 (ASC 810).

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB No. 162,” (“SFAS No. 168”), (ASC 2009-01 Topic 105). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for interim or annual financial reporting periods ending after September 15, 2009. The implementation of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows, but will change the way authoritative accounting pronouncements are referenced in the consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

20. Subsequent Events:

On July 27, 2009, the Company closed on an agreement for the acquisition of spectrum in the aggregate amount of approximately $4.3 million, in cash.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 7, 2009. Other than the subsequent event noted above, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its condensed consolidated interim financial statements.

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

We base the forward-looking statements or projections made in this report on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	the highly competitive nature of our industry;

•	the rapid technological changes in our industry;

•	an economic slowdown or recession in the United States;

•	the state of the capital markets and the United States economy;

•	our exposure to counterparty risk in our financial agreements;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to sustain the growth rates we have experienced to date;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to maintain and upgrade our networks and business systems;

•	our ability to adequately enforce or protect our intellectual property rights or defend against suits filed by others;

•	governmental regulation of our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management;

•	the performance of our suppliers and other third parties on whom we rely; and

•

other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as updated or supplemented under “Item 1A. Risk Factors” in each of our Quarterly Reports on Form 10-Q as filed with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

These forward-looking statements and projections speak only as to the date made and are subject to and involve risks, uncertainties and assumptions, many of which are beyond our control or ability to predict and you should not place undue reliance on these forward-looking statements and projections. The results presented for any period, including the three and six months ended June 30, 2009, may not be reflective of results for any subsequent period or for the fiscal year. All future written and oral forward-looking statements and projections attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement or projection in the future to reflect the occurrence of events or circumstances, except as required by law.

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

We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in the greater Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, San Francisco, Sacramento and Tampa/Sarasota metropolitan areas. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interest in Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee. We have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement. As of June 30, 2009, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $1.6 billion of which Royal Street had net outstanding borrowings of approximately $997.2 million through June 30, 2009. Royal Street has incurred an additional $10.6 million in net borrowings through July 31, 2009.

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

We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, under simple and affordable flat-rate monthly service plans starting at $30 per month. For an additional $5 to $30 per month, our customers may select a service plan that offers additional services, such as unlimited voicemail, caller ID, call waiting, enhanced directory assistance, unlimited text messaging, mobile Internet browsing, push e-mail, social networking services, location based services, mobile instant messaging, roaming to select markets, picture and multimedia messaging, enterprise email, unlimited international long distance and the ability to place unlimited long distance calls from within our local calling service area to any number in the continental United States. We offer flat-rate monthly plans at $30, $35, $40, $45, $50 and $60, as well as Family Plans which offer discounts to our monthly plans for multiple lines. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and terminated if the customer does not pay within thirty days. For additional fees, we also provide international long distance and international text messaging, ringtones, ring back tones, downloads, games and content applications, unlimited directory assistance, location services and other value-added services. As of June 30, 2009, over 85% of our customers have selected a $40 or higher rate plan. Our flat-rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us in the Royal Street markets under the MetroPCS brand.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our Form 8-K filed with the United States Securities and Exchange Commission, or SEC, on June 9, 2009.

Other than the adoption of Statement of Financial Accounting Standards, or SFAS, No. 157 (Accounting Standards Codification, or ASC, 820) for non-financial assets and liabilities, SFAS No. 161 (ASC 815) and EITF No. 03-6-1 (ASC 260), our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed from our Form 10-K for the year ended December 31, 2008.

The following critical accounting policies related to Long-term Investments and FCC Licenses and Microwave Relocation Costs include enhanced disclosures that were not included in our Form 10-K for the year ended December 31, 2008.

Long-term Investments

We account for our investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (ASC 320, “Investments”). At June 30, 2009, all of our long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on our investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. See Note 6 to the unaudited condensed consolidated interim financial statements included elsewhere in this report.

Declines in fair value that are considered other-than-temporary are charged to earnings and those that are considered temporary are reported as a component of other comprehensive income in stockholders’ equity. We have recorded an impairment charge of $0.5 million and approximately $1.5 million during the three and six months ended June 30, 2009, respectively, reflecting the portion of the auction rate security holdings that we have concluded have an other-than-temporary decline in value.

The valuation of the our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The estimated market value of our auction rate security holdings at June 30, 2009 was $3.8 million.

With the continuing liquidity issues experienced in the global credit and capital markets, the auction rate securities held by us at June 30, 2009 continued to experience failed auctions as the amount of securities submitted for sale in the auctions exceeded the amount of purchase orders. Since July 2007, there have been no successful auctions for the auction rate securities held by us. We have not sold any of our auction rate securities through June 30, 2009. In addition, all of the auction rate securities held by us have been downgraded or placed on credit watch by at least one credit reporting agency, with ratings ranging from ‘BBB/Ba1’ to ‘CC/C’ as of June 30, 2009. Due to the continued severity in the capital markets, deterioration of the credit quality of the underlying assets, and the length of time until the auction rate securities mature, we believe that full recovery is not probable and we may continue to incur additional impairments to our auction rate securities which may be up to the full remaining value of such auction rate securities.

FCC Licenses and Microwave Relocation Costs

We operate wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband mobile services. In November 2006, we acquired a number of AWS licenses which can be used to provide wireless broadband mobile services comparable to the personal communications services, or PCS, services provided by us, as well as other advanced wireless services. In June 2008, we acquired a 700 MHz license that also can be used to provide similar services. The PCS licenses previously included, and the AWS licenses currently include, the obligation to relocate existing fixed microwave users of our licensed spectrum if the use of our spectrum interfered with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits our system. Additionally, we incurred costs related to microwave relocation in constructing our PCS and AWS networks. The PCS, AWS and 700 MHz licenses and microwave relocation costs are recorded at cost. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses, fifteen years in the case of AWS licenses and ten and one-half years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of our PCS, AWS and 700 MHz licenses.

Our primary indefinite-lived intangible assets are our PCS, AWS and 700 MHz licenses and microwave relocation costs. Based on the requirements of SFAS No. 142, “Goodwill and other Intangible Assets,” or SFAS No. 142, (ASC 350, “Intangibles-Goodwill and Other,” or ASC 350), we test investments in our indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of our indefinite-lived intangible assets might be impaired. We perform our annual indefinite-lived intangible assets impairment test as of each September 30th. The impairment test consists of a comparison of the estimated fair value with the carrying value.

As outlined in EITF D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” or EITF D-108, (ASC 350), we use a direct method of valuation for our indefinite-lived intangible assets. Alternative valuation methods include the analysis of similar transactions of spectrum under the market approach and the Greenfield Methodology under the income approach. The Greenfield Methodology was utilized to provide an indication of fair value for the FCC licenses in metropolitan areas in which we have formalized build-out plans. Such methodology is based on the cash flow generating potential of a hypothetical start-up operation and assumes that the only assets upon formation are the underlying FCC licenses, and that the business enterprise does not have any other assets including goodwill or going concern value at the date of inception. The start-up assumptions include utilization of the asset in the best possible use and incorporate marketplace participant assumptions for key factors, such as current and future technology, costs of telecommunications equipment, and workforce costs, considering the opportunities and constraints of the underlying spectrum as of the valuation date. A market approach was utilized to provide an indication of fair value for the remaining FCC licenses which were not valued under the income approach because we do not have a formalized build-out plan for those metropolitan areas. Third-party transactions in AWS spectrum were utilized as an indication of fair value. The carrying value of the FCC licenses with no current formalized build-out plan is not material to our financial position or operations.

Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include our weighted average cost of capital and long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. We corroborate our determination of fair value of the indefinite-lived intangible assets, using the discounted cash flow approach described above, with other market-based valuation metrics. Furthermore, we segregate our indefinite-lived intangible assets by regional clusters for the purpose of performing the impairment test because each geographical region is unique. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible asset and charged to results of operations. Historically, we have not experienced significant negative variations between our assumptions and estimates when compared to actual results. However, if actual results are not consistent with our assumptions and estimates, we may be required to record an impairment charge associated with indefinite-lived intangible assets. Although we do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for our indefinite-lived intangible assets and may affect any related impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate and management’s future business plans. A change in management’s future business plans or disposition of one or more FCC licenses could result in the requirement to test certain other FCC licenses. A one percent decline in our revenue growth rates, a one percent decline in our net cash flows and a one percent increase in our discount rate would not result in impairment as of the most recent testing date.

Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. In light of the adverse economic and financial conditions occurring in the credit and capital markets, we considered the range of potential impacts that market conditions and economic events had on our key assumptions used to determine the fair value of our units of accounting since our last impairment test. We reviewed changes in the business climate, changes in market capitalization, legal factors, operating performance indicators and competition, among other factors. There have been no significant changes in any of these factors that have adversely affected any of the key assumptions used in our determination of fair value. Furthermore, if any of our indefinite-lived intangible assets are subsequently determined to have a finite useful life, we would test such assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, (ASC 360, “Property, Plant, and Equipment,” or ASC 360), and the intangible assets would then be amortized prospectively over the estimated remaining useful life.

For the license impairment test performed as of September 30, 2008, the fair value of each of the indefinite-lived intangible assets was in excess of its carrying value. There also have been no subsequent indicators of impairment, including those indicated in SFAS No. 144 (ASC 360), and accordingly no subsequent interim impairment tests were performed.

Revenues

We derive our revenues from the following sources:

Service. We sell wireless broadband mobile services. The various types of service revenues associated with wireless broadband mobile for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including nationwide long distance, unlimited international long distance, unlimited text messaging, international text messaging, voicemail, downloads, ringtones, games and content applications, unlimited directory assistance, enhanced directory assistance, ring back tones, mobile Internet browsing, mobile instant messaging, push e-mail and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring reactivation service charges to customers.

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

Selling, General and Administrative Expenses. Our selling expenses include advertising and promotional costs associated with marketing and selling to new customers and fixed charges such as retail store rent and retail associates’ salaries. General and administrative expenses include support functions including, technical operations, finance, accounting, human resources, information technology and legal services. We record stock-based compensation expense in cost of service and in selling, general and administrative expenses for expense associated with employee stock options and restricted stock awards, which is measured at the date of grant, based on the estimated fair value of the award.

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

Income Taxes. As a result of our tax net operating losses, which are primarily related to accelerated tax depreciation and amortization available under federal tax laws, we did not pay any federal income taxes during the three and six months ended June 30, 2009 and 2008. For the three months ended June 30, 2009 and 2008, we paid approximately $2.6 million and $1.7 million, respectively, in state income taxes. For the six months ended June 30, 2009 and 2008, we paid approximately $2.6 million and $2.1 million, respectively, in state income taxes.

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

Operating Segments

Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” or SFAS No. 131, (ASC 280, “Segment Reporting,” or ASC 280), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chairman of the Board, President and Chief Executive Officer.

As of June 30, 2009, the Company had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provide wireless broadband mobile voice and data services and products to customers in its service areas. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location based services, social networking services and other value-added services.

We aggregate our operating segments into two reportable segments: Core Markets and Northeast Markets. Effective January 1, 2009, the Company implemented a change to the composition of its reportable segments under SFAS No. 131 (ASC 280). The historical quarterly information for the three and six months ended June 30, 2008 presented below has been retrospectively adjusted to reflect this change.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Three Months Ended June 30,
Reportable Operating Segment Data	2009	2008	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$718,190	$598,562	20%
Northeast Markets	48,660	—	**

Total	$766,850	$598,562	28%

Equipment revenues:
Core Markets	$79,015	$80,245	(2)%
Northeast Markets	13,747	—	**

Total	$92,762	$80,245	16%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$221,075	$194,499	14%
Northeast Markets	47,658	11,641	309%

Total	$268,733	$206,140	30%

Cost of equipment:
Core Markets	$182,475	$160,032	14%
Northeast Markets	44,925	56	**

Total	$227,400	$160,088	42%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$109,479	$100,974	8%
Northeast Markets	32,842	12,445	164%

Total	$142,321	$113,419	26%

Adjusted EBITDA (Deficit)(2):
Core Markets	$293,999	$232,011	27%
Northeast Markets	(60,168)	(21,844)	175%
Depreciation and amortization:
Core Markets	$62,194	$56,398	10%
Northeast Markets	21,382	459	**
Other	7,799	4,031	94%

Total	$91,375	$60,888	50%

Stock-based compensation expense:
Core Markets	$9,822	$8,709	13%
Northeast Markets	2,851	2,298	24%

Total	$12,673	$11,007	15%

Income (loss) from operations:
Core Markets	$213,522	$164,277	30%
Northeast Markets	(84,409)	(24,601)	243%
Other	(13,340)	(4,032)	231%

Total	$115,773	$135,644	(15)%

**	Not meaningful.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended June 30, 2009, cost of service includes approximately $1.3 million and selling, general and administrative expenses includes $11.4 million of stock-based compensation expense. For the three months ended June 30, 2008, cost of service includes approximately $0.7 million and selling, general and administrative expenses includes $10.3 million of stock-based compensation expense.

(2)	Core and Northeast Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 (ASC 280) as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

Service Revenues. Service revenues increased approximately $168.3 million, or 28%, to approximately $766.9 million for the three months ended June 30, 2009 from $598.6 million for the three months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets service revenues as follows:

•

Core Markets. Core Markets service revenues increased $119.6 million, or 20%, to approximately $718.2 million for the three months ended June 30, 2009 from $598.6 million for the three months ended June 30, 2008. The increase in service revenues is primarily attributable to net customer additions of 1.1 million customers for the twelve months ended June 30, 2009, which accounted for approximately $158.9 million of the Core Markets increase. This increase was partially offset by the higher participation in our Family Plans, accounting for an approximate $22.7 million decrease. In addition, in accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF No. 00-21, (ASC 605, “Revenue Recognition,” or ASC 605), approximately $16.7 million that would have been recognized as Core Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

•

Northeast Markets. Northeast Markets service revenues were approximately $48.7 million for the three months ended June 30, 2009. These service revenues are attributable to net customer additions of approximately 546 thousand for the twelve months ended June 30, 2009. Offsetting these revenues, in accordance with EITF No. 00-21(ASC 605), approximately $8.0 million that would have been recognized as Northeast Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

Equipment Revenues. Equipment revenues increased approximately $12.6 million, or approximately 16%, to approximately $92.8 million for the three months ended June 30, 2009 from $80.2 million for the three months ended June 30, 2008. The increase is due primarily to an increase in Northeast Markets equipment revenues, partially offset by a decrease in Core Markets equipment revenues as follows:

•

Core Markets. Core Markets equipment revenues decreased $1.2 million, or approximately 2%, to $79.0 million for the three months ended June 30, 2009 from $80.2 million for the three months ended June 30, 2008. The decrease in equipment revenues is primarily attributable to a lower average price of handsets activated reducing equipment revenues by approximately $24.2 million, partially offset by an increase in gross additions and an increase in upgrade handset sales to existing customers accounting for an approximate $6.9 million increase in equipment revenues. In addition, in accordance with EITF No. 00-21(ASC 605), approximately $16.7 million that would have been recognized as Core Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

•

Northeast Markets. Northeast Markets equipment revenues were approximately $13.8 million for the three months ended June 30, 2009. These equipment revenues are attributable to the launch of service in the Philadelphia, New York and Boston metropolitan areas. In addition, in accordance with EITF No. 00-21(ASC 605), approximately $8.0 million that would have been recognized as Northeast Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

Cost of Service. Cost of service increased approximately $62.6 million, or 30%, to approximately $268.7 million for the three months ended June 30, 2009 from approximately $206.1 million for the three months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets cost of service as follows:

•

Core Markets. Core Markets cost of service increased approximately $26.6 million, or approximately 14%, to approximately $221.1 million for the three months ended June 30, 2009 from $194.5 million for the three months ended June 30, 2008. The increase in cost of service is primarily attributable to the 24% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended June 30, 2009.

•

Northeast Markets. Northeast Markets cost of service increased $36.0 million to approximately $47.6 million for the three months ended June 30, 2009 from $11.6 million for the three months ended June 30, 2008. The increase in cost of service is primarily attributable to expenses associated with the construction and the launch of service in these new markets.

Cost of Equipment. Cost of equipment increased $67.3 million, or 42%, to $227.4 million for the three months ended June 30, 2009 from approximately $160.1 million for the three months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets cost of equipment as follows:

•

Core Markets. Core Markets cost of equipment increased approximately $22.4 million, or 14%, to approximately $182.5 million for the three months ended June 30, 2009 from $160.1 million for the three months ended June 30, 2008. The increase in Core Markets cost of equipment is primarily attributable to an increase in gross customer additions which accounted for approximately $13.4 million, coupled with an increase in upgrade handset sales to existing customers accounting for an approximate $10.3 million increase. These increases were partially offset by a decrease in Core Markets cost of equipment as a result of the sale of lower priced handsets accounting for approximately $4.6 million.

•

Northeast Markets. Northeast Markets cost of equipment was $44.9 million for the three months ended June 30, 2009. This cost is attributable to the launch of service in the Philadelphia, New York and Boston metropolitan areas.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $28.9 million, or approximately 26%, to $142.3 million for the three months ended June 30, 2009 from $113.4 million for the three months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets selling, general and administrative expenses as follows:

•

Core Markets. Core Markets selling, general and administrative expenses increased $8.5 million, or 8%, to approximately $109.5 million for the three months ended June 30, 2009 from approximately $101.0 million for the three months ended June 30, 2008. Selling expenses increased by $2.0 million, or approximately 4%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in selling expenses is primarily attributable to a $3.1 million increase in MetroFLASH™ expense as well as higher employee related costs of approximately $1.6 million. These increases were partially offset by lower marketing and advertising expenses of approximately $2.3 million. General and administrative expenses increased $5.8 million, or 14%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily due to an increase in various administrative expenses. In addition, stock-based compensation expense increased approximately $0.7 million for the three months ended June 30, 2009 as compared to the same period in 2008. See – “Stock-Based Compensation Expense.”

•

Northeast Markets. Northeast Markets selling, general and administrative expenses increased approximately $20.4 million, or 164%, to $32.8 million for the three months ended June 30, 2009 from $12.4 million for the three months ended June 30, 2008. Selling expenses increased by approximately $19.1 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase is primarily due to an approximate $11.9 million increase in marketing and advertising expenses incurred to support the New York and Boston metropolitan areas as well as higher employee related costs of approximately $4.9 million due to the launch of service in the Northeast Markets. General and administrative expenses increased by $0.8 million, or 10%, for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to increases in various administrative expenses. In addition, an increase of approximately $0.5 million in stock-based compensation expense contributed to the increase in the Northeast Markets. See – “Stock-Based Compensation Expense.”

Depreciation and Amortization. Depreciation and amortization expense increased approximately $30.5 million, or 50%, to approximately $91.4 million for the three months ended June 30, 2009 from $60.9 million for the three months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets depreciation and amortization expense as follows:

•

Core Markets. Core Markets depreciation and amortization expense increased approximately $5.8 million, or 10%, to approximately $62.2 million for the three months ended June 30, 2009 from approximately $56.4 million for the three months ended June 30, 2008. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended June 30, 2009 to support the continued growth in the Core Markets.

•

Northeast Markets. Northeast Markets depreciation and amortization expense increased $20.9 million to approximately $21.4 million for the three months ended June 30, 2009 from approximately $0.5 million for the three months ended June 30, 2008. The increase related primarily to network infrastructure assets that were placed into service during the twelve months ended June 30, 2009 as a result of the launch of service in the Philadelphia, New York and Boston metropolitan areas.

Stock-Based Compensation Expense. Stock-based compensation expense increased approximately $1.7 million, or 15%, to approximately $12.7 million for the three months ended June 30, 2009 from $11.0 million for the three months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets stock-based compensation expense as follows:

•

Core Markets. Core Markets stock-based compensation expense increased $1.1 million, or approximately 13%, to $9.8 million for the three months ended June 30, 2009 from $8.7 million for the three months ended June 30, 2008. The increase is primarily related to restricted stock awards granted to employees in 2009 as well as additional stock options granted to employees in these markets throughout the twelve months ended June 30, 2009.

•

Northeast Markets. Northeast Markets stock-based compensation expense increased approximately $0.6 million, or 24%, to approximately $2.9 million for the three months ended June 30, 2009 from approximately $2.3 million for the three months ended June 30, 2008. The increase is primarily related to restricted stock awards granted to employees in 2009 as well as additional stock options granted to employees in these markets throughout the twelve months ended June 30, 2009.

	Three Months Ended June 30,
Consolidated Data	2009	2008	Change
	(in thousands)
Loss on disposal of assets	$14,010	$2,628	433%
Interest expense	70,535	45,664	54%
Interest and other income	(475)	(5,372)	(91)%
Impairment loss on investment securities	532	9,079	(94)%
Provision for income taxes	18,590	35,491	(48)%
Net income	26,196	50,465	(48)%

Loss on Disposal of Assets. Loss on disposal of assets increased approximately $11.4 million to $14.0 million for the three months ended June 30, 2009 from $2.6 million for the three months ended June 30, 2008. This increase was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology during the three months ended June 30, 2009, partially offset by a gain on asset sales and exchanges consummated during the three months ended June 30, 2009.

Interest Expense. Interest expense increased $24.8 million, or 54%, to $70.5 million for the three months ended June 30, 2009 from approximately $45.7 million for the three months ended June 30, 2008. The increase in interest expense was primarily due to an additional $550.0 million of 9 1/4% Senior Notes due 2014, or New 9 1/4% Senior Notes, that were issued in January 2009 and interest on capital lease obligations that were placed into service during the twelve months ended June 30, 2009. In addition, our weighted average interest rate increased to 8.3% for the three months ended June 30, 2009 compared to 7.63% for the three months ended June 30, 2008. Average debt outstanding for the three months ended June 30, 2009 and 2008 was $3.5 billion and $3.0 billion, respectively.

Interest and Other Income. Interest and other income decreased approximately $4.9 million, or 91%, to approximately $0.5 million for the three months ended June 30, 2009 from approximately $5.4 million for the three months ended June 30, 2008. The decrease in interest and other income was primarily due to a decrease on the return on our cash balances as a result of a decrease in interest rates.

Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities that were rated AAA/Aaa at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at June 30, 2009 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. Since July 2007, there have been no successful auctions for the auction rate securities held by us. In addition, all of the auction rate securities held by us have been downgraded or placed on credit watch with credit ratings ranging from ‘BBB/Ba1’ to ‘CC/C’ as of June 30, 2009. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of $0.5 million during the three months ended June 30, 2009.

Provision for Income Taxes. Income tax expense was approximately $18.6 million and approximately $35.5 million for the three months ended June 30, 2009 and 2008, respectively. The effective tax rate was 41.5% and 41.3% for the three months ended June 30, 2009 and 2008, respectively. Our effective rates differ from the statutory federal rate of 35.0% due to state and local taxes, non-deductible expenses, renewable energy investment tax credits and an increase in the valuation allowance related to the impairment loss recognized on investment securities.

Net Income. Net income decreased approximately $24.3 million, or 48%, to approximately $26.2 million for the three months ended June 30, 2009 compared to approximately $50.5 million for the three months ended June 30, 2008. The decrease in net income was primarily attributable to a 54% increase in interest expense as well as an approximate 15% decrease in income from operations and a 91% decrease in interest and other income. These items were partially offset by an approximate 48% decrease in provision for income taxes and a 94% decrease in the impairment loss on investment securities.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Six Months Ended June 30,
Reportable Operating Segment Data	2009	2008	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$1,421,397	$1,160,532	23%
Northeast Markets	72,151	—	**

Total	$1,493,548	$1,160,532	29%

Equipment revenues:
Core Markets	$142,582	$180,629	(21)%
Northeast Markets	18,811	—	**

Total	$161,393	$180,629	(11)%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$428,552	$376,712	14%
Northeast Markets	85,756	17,902	379%

Total	$514,308	$394,614	30%

Cost of equipment:
Core Markets	$376,561	$360,189	5%
Northeast Markets	75,858	56	**

Total	$452,419	$360,245	26%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$214,558	$195,092	10%
Northeast Markets	64,173	22,701	183%

Total	$278,731	$217,793	28%

Adjusted EBITDA (Deficit)(2):
Core Markets	$562,417	$424,553	33%
Northeast Markets	(129,593)	(36,572)	254%
Depreciation and amortization:
Core Markets	$127,297	$108,015	18%
Northeast Markets	32,171	729	**
Other	13,653	9,444	45%

Total	$173,121	$118,188	47%

Stock-based compensation expense:
Core Markets	$18,110	$15,385	18%
Northeast Markets	5,231	4,087	28%

Total	$23,341	$19,472	20%

Income (loss) from operations:
Core Markets	$410,131	$298,507	37%
Northeast Markets	(167,001)	(41,387)	304%
Other	4,130	(9,448)	144%

Total	$247,260	$247,672	0%

** Not meaningful.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the six months ended June 30, 2009, cost of service includes $2.0 million and selling, general and administrative expenses includes $21.3 million of stock-based compensation expense. For the six months ended June 30, 2008, cost of service includes $1.2 million and selling, general and administrative expenses includes $18.3 million of stock-based compensation expense.

(2)	Core and Northeast Markets Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 (ASC 280) as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

Service Revenues. Service revenues increased $333.0 million, or approximately 29%, to approximately $1.5 billion for the six months ended June 30, 2009 from approximately $1.2 billion for the six months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets service revenues as follows:

•

Core Markets. Core Markets service revenues increased approximately $260.9 million, or approximately 23%, to $1.4 billion for the six months ended June 30, 2009 from approximately $1.2 billion for the six months ended June 30, 2008. The increase in service revenues is primarily attributable to net customer additions of 1.1 million customers for the twelve months ended June 30, 2009, which accounted for approximately $333.0 million of the Core Markets increase. This increase was partially offset by the higher participation in our Family Plans, accounting for a $56.2 million decrease. In addition, in accordance with EITF No. 00-21(ASC 605), approximately $16.7 million that would have been recognized as Core Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

•

Northeast Markets. Northeast Markets service revenues were $72.1 million for the six months ended June 30, 2009. These service revenues are attributable to net customer additions of approximately 546 thousand for the twelve months ended June 30, 2009. Offsetting these revenues, in accordance with EITF No. 00-21(ASC 605), approximately $8.0 million that would have been recognized as Northeast Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

Equipment Revenues. Equipment revenues decreased $19.2 million, or approximately 11%, to approximately $161.4 million for the six months ended June 30, 2009 from $180.6 million for the six months ended June 30, 2008. The decrease is due primarily to a decrease in Core Markets equipment revenues, partially offset by an increase in Northeast Markets equipment revenues as follows:

•

Core Markets. Core Markets equipment revenues decreased $38.0 million, or 21%, to approximately $142.6 million for the six months ended June 30, 2009 from $180.6 million for the six months ended June 30, 2008. The decrease in equipment revenues is primarily attributable to a lower average price of handsets activated reducing equipment revenues by approximately $65.7 million, partially offset by an increase in gross additions and an increase in upgrade handset sales to existing customers accounting for an approximate $12.1 million increase in equipment revenues. In addition, in accordance with EITF No. 00-21(ASC 605), approximately $16.7 million that would have been recognized as Core Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

•

Northeast Markets. Northeast Markets equipment revenues were $18.8 million for the six months ended June 30, 2009. These equipment revenues are attributable to the launch of service in the Philadelphia, New York and Boston metropolitan areas. In addition, in accordance with EITF No. 00-21(ASC 605), approximately $8.0 million that would have been recognized as Northeast Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

Cost of Service. Cost of service increased approximately $119.7 million, or 30%, to $514.3 million for the six months ended June 30, 2009 from $394.6 million for the six months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets cost of service as follows:

•

Core Markets. Core Markets cost of service increased $51.8 million, or approximately 14%, to $428.5 million for the six months ended June 30, 2009 from $376.7 million for the six months ended June 30, 2008. The increase in cost of service is primarily attributable to the 24% growth in our Core Markets customer base and the deployment of additional network infrastructure during the twelve months ended June 30, 2009.

•

Northeast Markets. Northeast Markets cost of service increased approximately $67.9 million to approximately $85.8 million for the six months ended June 30, 2009 from $17.9 million for the six months ended June 30, 2008. The increase in cost of service is primarily attributable to expenses associated with the construction and launch of service in these new markets.

Cost of Equipment. Cost of equipment increased approximately $92.2 million, or approximately 26%, to $452.4 million for the six months ended June 30, 2009 from $360.2 million for the six months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets cost of equipment as follows:

•

Core Markets. Core Markets cost of equipment increased approximately $16.4 million, or approximately 5%, to approximately $376.6 million for the six months ended June 30, 2009 from approximately $360.2 million for the six months ended June 30, 2008. The increase in Core Markets cost of equipment is primarily attributable to an increase in gross customer additions which accounted for approximately $35.1 million, coupled with an increase in upgrade handset sales to existing customers accounting for an approximate $18.0 million increase. These increases were partially offset by a decrease in Core Markets cost of equipment as a result of the sale of lower priced handsets accounting for approximately $40.3 million.

•

Northeast Markets. Northeast Markets cost of equipment was $75.8 million for the six months ended June 30, 2009. This cost is attributable to the launch of service in the Philadelphia, New York and Boston metropolitan areas.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $60.9 million, or 28%, to $278.7 million for the six months ended June 30, 2009 from approximately $217.8 million for the six months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets selling, general and administrative expenses as follows:

•

Core Markets. Core Markets selling, general and administrative expenses increased approximately $19.4 million, or 10%, to approximately $214.5 million for the six months ended June 30, 2009 from approximately $195.1 million for the six months ended June 30, 2008. Selling expenses increased by approximately $11.6 million, or approximately 12%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in selling expenses is primarily attributable to an approximate $3.4 million increase in marketing and advertising expenses as well as higher employee related costs of approximately $4.3 million incurred to support the growth in the Core Markets. General and administrative expenses increased $5.8 million, or 7%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to an increase in various administrative expenses incurred to support the growth in the Core Markets. In addition, stock-based compensation expense increased $2.1 million for the six months ended June 30, 2009 as compared to the same period in 2008. See – “Stock-Based Compensation Expense.”

•

Northeast Markets. Northeast Markets selling, general and administrative expenses increased $41.5 million, or 183%, to $64.2 million for the six months ended June 30, 2009 from $22.7 million for the six months ended June 30, 2008. Selling expenses increased by approximately $37.8 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase is primarily due to a $23.1 million increase in marketing and advertising expenses incurred to support the launch of service in the New York and Boston metropolitan areas in February 2009, as well as higher employee related costs of approximately $9.9 million to support the construction and launch of service in the Northeast Markets. General and administrative expenses increased by approximately $2.7 million, or approximately 17%, for the six months ended June 30, 2009 compared to the same period in 2008 due to the ramp up of operations in the Northeast Markets. In addition, an increase of approximately $0.9 million in stock-based compensation expense contributed to the increase in the Northeast Markets. See – “Stock-Based Compensation Expense.”

Depreciation and Amortization. Depreciation and amortization expense increased $54.9 million, or approximately 47%, to $173.1 million for the six months ended June 30, 2009 from approximately $118.2 million for the six months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets depreciation and amortization expense as follows:

•

Core Markets. Core Markets depreciation and amortization expense increased approximately $19.3 million, or approximately 18%, to approximately $127.3 million for the six months ended June 30, 2009 from $108.0 million for the six months ended June 30, 2008. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended June 30, 2009 to support the continued growth in the Core Markets.

•

Northeast Markets. Northeast Markets depreciation and amortization expense increased $31.5 million to approximately $32.2 million for the six months ended June 30, 2009 from $0.7 million for the six months ended June 30, 2008. The increase related primarily to network infrastructure assets that were placed into service during the twelve months ended June 30, 2009 as a result of the launch of service in the Philadelphia, New York and Boston metropolitan areas.

Stock-Based Compensation Expense. Stock-based compensation expense increased $3.8 million, or approximately 20%, to $23.3 million for the six months ended June 30, 2009 from approximately $19.5 million for the six months ended June 30, 2008. The increase is due to increases in Core Markets and Northeast Markets stock-based compensation expense as follows:

•

Core Markets. Core Markets stock-based compensation expense increased $2.7 million, or approximately 18%, to $18.1 million for the six months ended June 30, 2009 from approximately $15.4 million for the six months ended June 30, 2008. The increase is primarily related to restricted stock awards granted to employees in 2009 as well as additional stock options granted to employees in these markets throughout the twelve months ended June 30, 2009.

•

Northeast Markets. Northeast Markets stock-based compensation expense increased $1.1 million, or 28%, to $5.2 million for the six months ended June 30, 2009 from approximately $4.1 million for the six months ended June 30, 2008. The increase is primarily related to restricted stock awards granted to employees in 2009 as well as additional stock options granted to employees in these markets throughout the twelve months ended June 30, 2009.

	Six Months Ended June 30,
Consolidated Data	2009	2008	Change
	(in thousands)
(Gain) loss on disposal of assets	$(10,898)	$2,649	(512)%
Interest expense	128,967	93,083	39%
Interest and other income	(1,027)	(15,254)	(93)%
Impairment loss on investment securities	1,453	17,080	(92)%
Provision for income taxes	46,926	62,159	(25)%
Net income	70,169	89,984	(22)%

(Gain) Loss on Disposal of Assets. Gain on disposal of assets increased $13.5 million to approximately $10.9 million for the six months ended June 30, 2009 from a loss on disposal of assets of $2.6 million for the six months ended June 30, 2008. This gain was due primarily to asset sales and exchanges consummated during the six months ended June 30, 2009, partially offset by the disposal of assets related to certain network technology that was retired and replaced with newer technology during the six months ended June 30, 2009.

Interest Expense. Interest expense increased approximately $35.9 million, or approximately 39%, to approximately $129.0 million for the six months ended June 30, 2009 from approximately $93.1 million for the six months ended June 30, 2008. The increase in interest expense was primarily due to the New 9 1/4% Senior Notes, that were issued in January 2009 and interest on capital lease obligations that were placed into service during the twelve months ended June 30, 2009. In addition, our weighted average interest rate increased to 8.2% for the six months ended June 30, 2009 compared to 7.83% for the six months ended June 30, 2008. Average debt outstanding for the six months ended June 30, 2009 and 2008 was $3.4 billion and $3.0 billion, respectively.

Interest and Other Income. Interest and other income decreased approximately $14.2 million, or 93%, to $1.0 million for the six months ended June 30, 2009 from approximately $15.2 million for the six months ended June 30, 2008. The decrease in interest and other income was primarily due a decrease on the return on our cash balances as a result of a decrease in interest rates.

Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities that were rated AAA/Aaa at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at June 30, 2009 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. Since July 2007, there have been no successful auctions for the auction rate securities held by us. In addition, all of the auction rate securities held by us have been downgraded or placed on credit watch with credit ratings ranging from ‘BBB/Ba1’ to ‘CC/C’ as of June 30, 2009. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of approximately $1.5 million during the six months ended June 30, 2009.

Provision for Income Taxes. Income tax expense was $46.9 million and approximately $62.2 million for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate was 40.1% and 40.9% for the six months ended June 30, 2009 and 2008, respectively. Our effective rates differ from the statutory federal rate of 35.0% due to state and local taxes, non-deductible expenses, renewable energy investment tax credits and an increase in the valuation allowance related to the impairment loss recognized on investment securities.

Net Income. Net income decreased $19.8 million, or 22%, to approximately $70.2 million for the six months ended June 30, 2009 compared to approximately $90.0 million for the six months ended June 30, 2008. The decrease in net income was primarily attributable to an approximate 39% increase in interest expense as well as a 93% decrease in interest and other income. These items were partially offset by a 25% decrease in provision for income taxes and an approximate 92% decrease in the impairment loss on investment securities.

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

The following table shows consolidated metric information for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Customers:
End of period	6,256,112	4,598,049	6,256,112	4,598,049
Net additions	205,585	183,530	889,279	635,263
Churn:
Average monthly rate	5.8%	4.5%	5.4%	4.3%
ARPU	$40.52	$42.05	$40.46	$42.27
CPGA	$159.87	$140.82	$145.95	$132.15
CPU	$16.82	$18.23	$16.75	$18.53

Customers. Net customer additions were 205,585 for the three months ended June 30, 2009, compared to 183,530 for the three months ended June 30, 2008, an increase of 12%. Net customer additions were 889,279 for the six months ended June 30, 2009, compared to 635,263 for the six months ended June 30, 2008, an increase of 40%. Total customers were 6,256,112 as of June 30, 2009, an increase of 36% over the customer total as of June 30, 2008 and approximately 17% over the customer total as of December 31, 2008. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in new markets.

Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended June 30, 2009 and 2008 was 5.8% and 4.5%, respectively. Churn for the six months ended June 30, 2009 and 2008 was 5.4% and 4.3%, respectively. The 1.3% and 1.1% increase in churn for the three and six months ended, respectively, was primarily due to incremental gross additions of approximately 1.3 million customers during the nine months ended March 31, 2009 as compared to the same period in 2008, coupled with handset upgrades from customers who did not identify themselves as existing customers. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”

Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.52 and $42.05 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $1.53. ARPU was $40.46 and $42.27 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $1.81. The decrease in ARPU for the three and six months ended June 30, 2009, when compared to the same period in 2008, was primarily attributable to higher participation in our Family Plans as well as reduced revenue from certain features included in our service plans that were previously provided a la carte.

Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $159.87 for the three months ended June 30, 2009 from $140.82 for the three months ended June 30, 2008. CPGA costs increased to $145.95 for the six months ended June 30, 2009 from $132.15 for the six months ended June 30, 2008. The increase in CPGA for the three and six months ended June 30, 2009 when compared to the same period in 2008 was primarily driven by expenses in the Northeast Markets related to the recent launches of the New York and Boston metropolitan areas coupled with increased promotional activities.

Cost Per User. CPU is cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by the sum of the average monthly number of customers during such period. CPU for the three months ended June 30, 2009 and 2008 was $16.82 and $18.23, respectively. CPU for the six months ended June 30, 2009 and 2008 was $16.75 and $18.53, respectively. We continue to achieve cost benefits due to the increasing scale of our business. However, these benefits have been partially offset by the launch expenses and ramp up of operations in the Northeast Markets, which contributed $1.94 and $1.46 of additional CPU for the three months ended June 30, 2009 and 2008, respectively and $2.11 and $1.29 of additional CPU for the six months ended June 30, 2009 and 2008, respectively.

Core Markets Performance Measures

Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Core Markets Customers:
End of period	5,710,226	4,598,049	5,710,226	4,598,049
Net additions	12,645	183,530	447,544	635,263
Core Markets Adjusted EBITDA	$293,999	$232,011	$562,417	$424,553
Core Markets Adjusted EBITDA as a Percent of Service Revenues	40.9%	38.8%	39.6%	36.6%

As of June 30, 2009, our networks in our Core Markets cover a population of approximately 63 million.

Customers.  Net customer additions in our Core Markets were 12,645 for the three months ended June 30, 2009, compared to 183,530 for the three months ended June 30, 2008. Net customer additions in our Core Markets were

447,544 for the six months ended June 30, 2009, compared to 635,263 for the six months ended June 30, 2008. Total customers were 5,710,226 as of June 30, 2009, an increase of 24% over the customer total as of June 30, 2008 and approximately 9% over the customer total as of December 31, 2008. The increase in total customers is primarily attributable to the continued demand for our service offerings.

Segment Adjusted EBITDA. Segment Adjusted EBITDA is presented in accordance with SFAS No. 131 (ASC 280) as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended June 30, 2009, Core Markets Adjusted EBITDA was approximately $294.0 million compared to $232.0 million for the same period in 2008. For the six months ended June 30, 2009, Core Markets Adjusted EBITDA was $562.4 million compared to approximately $424.6 million for the same period in 2008. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.

Segment Adjusted EBITDA as a Percent of Service Revenues. Segment Adjusted EBITDA as a percent of service revenues is calculated by dividing Segment Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the three months ended June 30, 2009 and 2008 were 40.9% and 38.8%, respectively. Core Markets Adjusted EBITDA as a percent of service revenues for the six months ended June 30, 2009 and 2008 were 39.6% and 36.6%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.

Northeast Markets Performance Measures

Set forth below is a summary of certain key performance measures for the periods indicated for our Northeast Markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Northeast Markets Customers:
End of period	545,886	—	545,886	—
Net additions	192,940	—	441,735	—
Northeast Markets Adjusted EBITDA (Deficit)	$(60,168)	$(21,844)	$(129,593)	$(36,572)

As of June 30, 2009, our networks in our Northeast Markets cover a population of approximately 25 million.

Customers. Net customer additions in our Northeast Markets were 192,940 for the three months ended June 30, 2009. Net customer additions in our Northeast Markets were 441,735 for the six months ended June 30, 2009. Total customers were 545,886 as of June 30, 2009. The increase in total customers is primarily attributable to the continued demand for our service offerings in the Philadelphia metropolitan area and our recent launch of service in the New York and Boston metropolitan areas.

Segment Adjusted EBITDA (Deficit). Segment Adjusted EBITDA (Deficit) is presented in accordance with SFAS No. 131 (ASC 280) as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended June 30, 2009, Northeast Markets Adjusted EBITDA deficit was approximately $60.2 million compared to Northeast Markets Adjusted EBITDA deficit of $21.8 million for the same period in 2008. For the six months ended June 30, 2009, Northeast Markets Adjusted EBITDA deficit was approximately $129.6 million compared to Northeast Markets Adjusted EBITDA deficit of approximately $36.6 million for the same period in 2008. The increase in Northeast Markets Adjusted EBITDA deficit was attributable to the significant increase in expenses related to launch expenses and the ramp up of operations in the Northeast Markets.

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

Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. ARPU for the three and six months ended June 30, 2009 includes $24.7 million that would have been recognized as service revenues but were classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets. The following table shows the calculation of ARPU for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$766,850	$598,562	$1,493,548	$1,160,532
Add:
Impact to service revenues of promotional activity	24,728	—	24,728	—
Less:
Pass through charges	(39,641)	(30,583)	(77,284)	(57,137)

Net service revenues	$751,937	$567,979	$1,440,992	$1,103,395

Divided by: Average number of customers	6,185,116	4,501,980	5,935,473	4,350,387

ARPU	$40.52	$42.05	$40.46	$42.27

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$74,272	$53,180	$149,178	$99,827
Less: Equipment revenues	(92,762)	(80,245)	(161,393)	(180,629)
Add: Impact to service revenues of promotional activity	24,728	—	24,728	—
Add: Equipment revenue not associated with new customers	41,829	37,613	83,044	83,416
Add: Cost of equipment	227,400	160,088	452,419	360,245
Less: Equipment costs not associated with new customers	(69,424)	(58,993)	(136,482)	(131,204)

Gross addition expenses	$206,043	$111,643	$411,494	$231,655

Divided by: Gross customer additions	1,288,818	792,823	2,819,383	1,752,906

CPGA	$159.87	$140.82	$145.95	$132.15

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$268,733	$206,140	$514,308	$394,614
Add: General and administrative expense	68,049	60,239	129,553	117,966
Add: Net loss on equipment transactions unrelated to initial customer acquisition	27,595	21,380	53,438	47,788
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(12,673)	(11,007)	(23,341)	(19,472)
Less: Pass through charges	(39,641)	(30,583)	(77,284)	(57,137)

Total costs used in the calculation of CPU	$312,063	$246,169	$596,674	$483,759

Divided by: Average number of customers	6,185,116	4,501,980	5,935,473	4,350,387

CPU	$16.82	$18.23	$16.75	$18.53

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At June 30, 2009, we had a total of approximately $1.1 billion in cash, cash equivalents and short-term investments. Over the last two years, the capital and credit markets have become increasingly volatile as a result of adverse economic and financial conditions that have triggered the failure and near failure of a number of large financial services companies and a global recession. We believe that this increased volatility and global recession may make it difficult to obtain additional financing or sell additional equity or debt securities. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, the current adverse economic and financial conditions in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations in the near-term.

We have historically invested our cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At June 30, 2009, we had invested a significant portion of our cash and cash equivalents in money market funds consisting of U.S. treasury securities. Our remaining cash balances are invested in short-term investments consisting of U.S. treasury securities.

During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in ten auction rate securities with maturity dates through 2046, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Consistent with our investment policy guidelines, the auction rate securities investments held by us all had AAA/Aaa credit ratings at the time of purchase. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at June 30, 2009 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. Since July 2007, there have been no successful auctions for the auction rate securities held by the Company. In addition, all of the auction rate securities held by us have been downgraded or placed on credit watch with ratings ranging from ‘BBB/Ba1’ to ‘CC/C’ as of June 30, 2009. The Company has not sold any of its auction rate securities through June 30, 2009.

Due to the lack of observable market quotes on our investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes to credit ratings of the securities as well as the underlying assets supporting these securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The estimated market value of our auction rate security holdings at June 30, 2009 was $3.8 million, which reflects a $130.1 million cumulative adjustment to the original principal value of $133.9 million. The estimated market value at December 31, 2008 was approximately $6.0 million, which reflected a $127.9 million adjustment to the aggregate principal value at that date. Each auction rate security continues to pay interest according to its stated term ranging from one month LIBOR plus .55% to one month LIBOR plus 2.5%. Due to the continued severity in the capital markets, deterioration of the credit quality of the underlying assets and the length of time until the auction rate securities mature, we believe that full recovery is not probable and have recorded an impairment charge of $0.5 million and approximately $1.5 million during the three and six months ended June 30, 2009, reflecting an additional portion of our auction rate security holdings that we have concluded have an other-than-temporary decline in value.

Given the failed auctions, our auction rate securities are illiquid until there is a successful auction for them or we sell them. Accordingly, the entire amount of such remaining auction rate securities has been classified as non-current assets and presented in long-term investments on our balance sheets as of June 30, 2009 and December 31, 2008. The approximate $3.8 million estimated market value at June 30, 2009 does not materially impact our liquidity and is not included in our approximately $1.1 billion in cash, cash equivalents and short term-investments as of June 30, 2009. We may continue to incur additional impairments to our auction rate securities which may be up to the full remaining value of such auction rate securities. We believe that any future additional impairment charges will not have a material effect on our liquidity.

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

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the first six months of 2009 were $455.1 million and aggregate capital expenditures for 2008 were approximately $954.6 million. These expenditures were primarily associated with the construction of the network infrastructure in our Northeast Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites, DAS, and switches. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers and increase revenues. In addition, we believe our new Northeast Markets have attractive demographics which will result in increased revenues.

As of June 30, 2009, we owed an aggregate of $3.5 billion under our senior secured credit facility and 9 1/4% senior notes as well as approximately $138.1 million under our capital lease obligations.

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

We consider consolidated Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present consolidated Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. Other wireless carriers may calculate consolidated Adjusted EBITDA differently. If our consolidated Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on consolidated Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on consolidated Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our consolidated Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to consolidated Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended June 30, 2009, our senior secured leverage ratio was 1.88 to 1.0, which means for every $1.00 of consolidated Adjusted EBITDA, we had $1.88 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Consolidated Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, consolidated Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$26,196	$50,465	$70,169	$89,984
Adjustments:
Depreciation and amortization	91,375	60,888	173,121	118,188
Loss (gain) on disposal of assets	14,010	2,628	(10,898)	2,649
Stock-based compensation expense (1)	12,673	11,007	23,341	19,472
Interest expense	70,535	45,664	128,967	93,083
Accretion of put option in majority-owned subsidiary (1)	395	317	772	620
Interest and other income	(475)	(5,372)	(1,027)	(15,254)
Impairment loss on investment securities	532	9,079	1,453	17,080
Provision for income taxes	18,590	35,491	46,926	62,159

Consolidated Adjusted EBITDA	$233,831	$210,167	$432,824	$387,981

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.

In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$159,394	$223,969	$465,993	$331,418
Adjustments:
Interest expense	70,535	45,664	128,967	93,083
Non-cash interest expense	(2,877)	(605)	(5,157)	(1,205)
Interest and other income	(475)	(5,372)	(1,027)	(15,254)
Provision for uncollectible accounts receivable	(45)	(77)	(111)	(121)
Deferred rent expense	(5,597)	(6,970)	(11,889)	(12,967)
Cost of abandoned cell sites	(2,405)	(654)	(4,607)	(2,322)
Accretion of asset retirement obligations	(1,223)	(733)	(2,397)	(1,248)
Provision for income taxes	18,590	35,491	46,926	62,159
Deferred income taxes	(18,061)	(34,246)	(44,998)	(59,794)
Changes in working capital	15,995	(46,300)	(138,876)	(5,768)

Consolidated Adjusted EBITDA	$233,831	$210,167	$432,824	$387,981

Operating Activities

Cash provided by operating activities increased approximately $134.6 million to $466.0 million during the six months ended June 30, 2009 from $331.4 million during the six months ended June 30, 2008. The increase was primarily attributable to an increase in cash flows from working capital changes during the six months ended June 30, 2009 compared to the same period in 2008.

Investing Activities

Cash used in investing activities was $672.7 million during the six months ended June 30, 2009 compared to approximately $703.2 million during the six months ended June 30, 2008. The decrease was due primarily to a $301.6 million decrease in purchases of FCC licenses and proceeds from the sale of investments of approximately $37.5 million. These items were partially offset by approximately $224.4 million in net purchases of short-term investments and a $66.6 million increase in purchases of property and equipment which was primarily related to construction in the Northeast Markets.

Financing Activities

Cash provided by financing activities was $378.6 million during the six months ended June 30, 2009 compared to approximately $30.5 million during the six months ended June 30, 2008. The increase was due primarily to $480.3 million in net proceeds from the issuance of the New 9 1/4% Senior Notes in January 2009, partially offset by a $128.9 million decrease in book overdraft.

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

During the six months ended June 30, 2009, we incurred $455.1 million in capital expenditures. During the year ended December 31, 2008, we incurred $954.6 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of new markets.

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

As of June 30, 2009, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of June 30, 2009 was

6.455%, which includes the impact of our interest rate protection agreements. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed-rate debt at an annual rate of 7.169%. The interest rate swap agreement expires in 2010. On April 30, 2008, to manage our interest rate risk exposure, we entered into an additional two-year interest rate protection agreement. The agreement was effective on June 30, 2008, covers a notional amount of $500.0 million and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. The interest rate protection agreement expires on June 30, 2010. If market LIBOR rates increase 100 basis points over the rates in effect at June 30, 2009, annual interest expense on the approximately $56.0 million in variable rate debt would increase approximately $0.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2009, the Company completed its conversion from Verisign to a new billing services provider, Amdocs Software Systems Limited and Amdocs, Inc. (“Amdocs”). Management has redesigned and evaluated our internal controls over financial reporting for the new Amdocs environment to ensure that our controls and procedures continue to be effective. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009, other than the changes in the following risk factors.

We revised the risk factor entitled “We currently are migrating our billing services to a new vendor” in connection with our exchange offer on Registration Statement on Form S-4, filed with the SEC on June 22, 2009 to the following:

We currently have an exclusive arrangement with our billing services vendor.

Amdocs Software Systems Limited and Amdocs, Inc., or Amdocs, subject to certain exclusions, is our exclusive vendor for billing services in North America. If Amdocs does not perform its obligations under the agreement, or ceases to continue to develop, or substantially delays development of, new features or billing services, or ceases to support its existing billing systems, we may be unable to secure alternative billing services, from another provider or providers in a timely manner, for a reasonable cost or otherwise, which could cause us to not be able to bill our customers, provide customer care, grow our business, report financial results, or manage our business and we may have increased churn, all of which could have a material and adverse effect on our business, financial condition and operating results.

We changed the title of the risk factor entitled “We may be unable to service our debt and to refinance our indebtedness before maturity” in connection with our exchange offer on Registration Statement on Form S-4, filed with the SEC on June 22, 2009 to the following:

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

We revised the risk factor entitled “Our substantial indebtedness could adversely affect our business, financial condition and operating results and our senior creditors would have a prior secured claim to any collateral securing the debt owed to them” in connection with our exchange offer on Registration Statement on Form S-4, filed with the SEC on June 22, 2009 to the following:

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

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business or the telecommunications industry;

•	limiting our ability to increase our capital expenditures to roll out new services or to upgrade our networks to new technologies, such as long-term evolution, or LTE;

•	limiting our ability to purchase additional spectrum or develop new metropolitan areas in the future;

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

Any of these risks could impair our ability to fund our operations or limit our ability to expand our business as planned, which could have a material adverse effect on our business, financial condition, and operating results. In addition, a substantial portion of our debt, including borrowings under our senior secured credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have and may enter into agreements limiting our exposure to higher interest rates in the future, any such agreements may not offer complete protection from this risk and any portion not subject to such agreements would have full exposure to higher interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 21, 2009 we held our Annual Meeting of Stockholders, or Meeting. At the Meeting, we submitted the following two matters to a vote of the holders of our common stock, or our stockholders:

The first matter for our stockholders to consider for vote was the re-election of W. Michael Barnes and Jack F. Callahan, Jr. as Class II members of our Board of Directors. The candidates were both re-elected to serve for a three-year term as Class II Directors and received the following number of votes:

Board Member	For	Withheld
W. Michael Barnes	328,441,670	949,852
Jack F. Callahan, Jr.	328,500,101	891,421

The second matter for our stockholders to consider for vote was the ratification of the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2009. There were 329,326,401 votes “for,” 21,122 votes “against,” 43,997 votes abstaining and 0 broker non-votes.

Item 5. Other Information.

None.

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

METROPCS COMMUNICATIONS, INC.

Date: August 7, 2009	By:	/s/ Roger D. Linquist
Roger D. Linquist
President, Chief Executive Officer and Chairman of the Board

Date: August 7, 2009	By:	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”