Form 10-Q
period 2009-09-30
METROPCS COMMUNICATIONS INC
filed 2009-11-06
CIK 1283699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 30, 2009, there were 352,400,702 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q

*	No reportable information under this item.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

(Unaudited)

	September 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$955,578	$697,948
Short-term investments	224,928	3
Inventories, net	88,124	155,955
Accounts receivable (net of allowance for uncollectible accounts of $1,883 and $4,106 at September 30, 2009 and December 31, 2008, respectively)	47,780	34,666
Prepaid charges	88,792	56,347
Deferred charges	38,595	49,716
Deferred tax assets	1,832	1,832
Other current assets	23,642	47,417

Total current assets	1,469,271	1,043,884

Property and equipment, net	3,097,625	2,847,751
Restricted cash and investments	13,437	4,575
Long-term investments	3,846	5,986
FCC licenses	2,451,544	2,406,596
Microwave relocation costs	19,282	16,478
Other assets	107,884	96,878

Total assets	$7,162,889	$6,422,148

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$483,436	$568,432
Current maturities of long-term debt	18,174	17,009
Deferred revenue	164,313	151,779
Other current liabilities	5,371	5,136

Total current liabilities	671,294	742,356

Long-term debt, net	3,590,688	3,057,983
Deferred tax liabilities	481,732	389,509
Deferred rents	74,443	56,425
Redeemable ownership interest	7,457	6,290
Other long-term liabilities	103,644	135,262

Total liabilities	4,929,258	4,387,825

COMMITMENTS AND CONTINGENCIES (See Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common Stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 352,254,300 and 350,918,272 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	35	35
Additional paid-in capital	1,622,483	1,578,972
Retained earnings	631,568	487,849
Accumulated other comprehensive loss	(20,455)	(32,533)

Total stockholders’ equity	2,233,631	2,034,323

Total liabilities and stockholders’ equity	$7,162,889	$6,422,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share information)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
REVENUES:
Service revenues	$812,340	$610,691	$2,305,888	$1,771,222
Equipment revenues	83,253	76,030	244,646	256,660

Total revenues	895,593	686,721	2,550,534	2,027,882

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $88,232, $58,484, $240,803 and $160,202, shown separately below)	298,288	219,423	812,596	614,036
Cost of equipment	199,092	160,538	651,511	520,783
Selling, general and administrative expenses (excluding depreciation and amortization expense of $10,745, $9,147, $31,294 and $25,617, shown separately below)	138,460	116,654	417,191	334,448
Depreciation and amortization	98,977	67,631	272,097	185,819
Loss (gain) on disposal of assets	2,569	1,822	(8,328)	4,471

Total operating expenses	737,386	566,068	2,145,067	1,659,557

Income from operations	158,207	120,653	405,467	368,325

OTHER EXPENSE (INCOME):
Interest expense	70,391	42,950	199,358	136,032
Accretion of put option in majority-owned subsidiary	395	317	1,168	937
Interest and other income	(853)	(5,164)	(1,881)	(20,418)
Impairment loss on investment securities	374	2,956	1,827	20,037

Total other expense	70,307	41,059	200,472	136,588

Income before provision for income taxes	87,900	79,594	204,995	231,737

Provision for income taxes	(14,350)	(34,714)	(61,276)	(96,873)

Net income	$73,550	$44,880	$143,719	$134,864

Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	776	—	665	798
Unrealized losses on cash flow hedging derivatives, net of tax	(8,570)	(3,202)	(12,197)	(7,863)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax	8,792	3,570	23,610	8,271

Comprehensive income	$74,548	$45,248	$155,797	$136,070

Net income per common share:
Basic	$0.21	$0.13	$0.41	$0.39

Diluted	$0.21	$0.13	$0.40	$0.38

Weighted average shares:
Basic	352,182,656	349,983,692	351,732,660	349,069,936

Diluted	355,359,436	355,883,935	356,511,560	355,573,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,719	$134,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,097	185,819
Provision for uncollectible accounts receivable	191	14
Deferred rent expense	17,765	14,268
Cost of abandoned cell sites	6,148	3,603
Stock-based compensation expense	35,767	30,254
Non-cash interest expense	8,176	1,875
(Gain) loss on disposal of assets	(8,328)	4,471
Gain on sale of investments	(272)	—
Impairment loss on investment securities	1,827	20,037
Accretion of asset retirement obligations	3,716	2,244
Accretion of put option in majority-owned subsidiary	1,168	937
Deferred income taxes	85,070	93,484
Changes in assets and liabilities:
Inventories	67,831	26,644
Accounts receivable, net	(13,305)	(7,511)
Prepaid charges	(22,123)	(17,854)
Deferred charges	11,121	(3,702)
Other assets	9,565	(298)
Accounts payable and accrued expenses	171,442	21,381
Deferred revenue	12,438	16,069
Other liabilities	(24,599)	1,308

Net cash provided by operating activities	779,414	527,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(636,522)	(660,771)
Change in prepaid purchases of property and equipment	(10,211)	10,526
Proceeds from sale of property and equipment	4,836	502
Purchase of investments	(374,227)	—
Proceeds from sale of investments	150,000	37
Change in restricted cash and investments	(13,112)	—
Purchases of and deposits for FCC licenses	(15,517)	(314,567)
Proceeds from exchange of FCC licenses	949	—
Cash used in business acquisitions	—	(25,163)
Microwave relocation costs	(1,050)	(1,798)

Net cash used in investing activities	(894,854)	(991,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(100,368)	15,809
Proceeds from 9 1/4% Senior Notes	492,250	—
Debt issuance costs	(11,925)	—
Repayment of debt	(12,000)	(12,000)
Payments on capital lease obligations	(2,680)	—
Proceeds from exercise of stock options	7,793	9,702

Net cash provided by financing activities	373,070	13,511

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	257,630	(449,816)
CASH AND CASH EQUIVALENTS, beginning of period	697,948	1,470,208

CASH AND CASH EQUIVALENTS, end of period	$955,578	$1,020,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (collectively, the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively, “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 (Topic 810, “Consolidation”), because Royal Street is a variable interest entity and the Company will absorb all of Royal Street’s expected losses. All intercompany accounts and transactions between MetroPCS and its wholly-owned subsidiaries and Royal Street have been eliminated in the consolidated financial statements. The redeemable ownership interest in Royal Street is included in long-term liabilities. The condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended September 30, 2009 and 2008, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in service revenues and cost of service on the accompanying statements of income and comprehensive income. For the three months ended September 30, 2009 and 2008, the Company recorded $47.5 million and $31.1 million, respectively, of FUSF, E-911 and other fees. For the nine months ended September 30, 2009 and 2008, the Company recorded $124.1 million and $87.7 million, respectively, of FUSF, E-911 and other fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.

2. Share-based Payments:

In accordance with ASC 718 (Topic 718, “Compensation – Stock Compensation”), the Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted and restricted stock awards to employees. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense was $12.4 million and $10.8 million for the three months ended September 30, 2009 and 2008, respectively. Cost of service for the three months ended September 30, 2009 and 2008 includes $1.1 million and $0.9 million, respectively, of stock-based compensation. For the three months ended September 30, 2009 and 2008, selling, general and administrative expenses include $11.3 million and $9.9 million, respectively, of stock-based compensation. Stock-based compensation expense was approximately $35.8 million and $30.3 million for the nine months ended September 30, 2009 and 2008, respectively. Cost of service for the nine months ended September 30, 2009 and 2008 includes $3.1 million and $2.1 million, respectively, of stock-based compensation. For the nine months ended September 30, 2009 and 2008, selling, general and administrative expenses include approximately $32.7 million and $28.2 million, respectively, of stock-based compensation.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company’s common stock which become fully tradable upon vesting. During the three and nine months ended September 30, 2009, pursuant to the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, the Company issued 25,600 and 1,380,710 restricted stock awards, respectively, to certain employees. The restricted stock awards granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly or quarterly basis thereafter. The Company determined the grant-date fair value of the restricted stock awards granted to be $19.8 million based on the closing price of the Company’s common stock on the New York Stock Exchange on the grant dates. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant, will be recognized on a ratable basis over the four-year vesting period.

3. Short-term Investments:

The Company invests its cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At September 30, 2009, the Company had invested a significant portion of its cash and cash equivalents in money market funds consisting of U.S. Treasury securities with an original maturity of 90 days or less.

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

Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Equity Securities	$7	$—	$(5)	$2
U.S. Treasury Securities	224,498	428	—	224,926

Total short-term investments	$224,505	$428	$(5)	$224,928

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Equity Securities	$7	$—	$(4)	$3

Total short-term investments	$7	$—	$(4)	$3

The cost and aggregate fair values of short-term investments by contractual maturity at September 30, 2009 were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value
Less than one year	$224,498	$224,926

Total	$224,498	$224,926

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

4. Derivative Instruments and Hedging Activities:

On November 21, 2006, MetroPCS Wireless, Inc. (“Wireless”) entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of Wireless’ senior secured credit facility, as amended, (the “Senior Secured Credit Facility”), pursuant to which Wireless may borrow up to $1.7 billion. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%. The interest rate protection agreement expires on February 1, 2010. This financial instrument is reported in other long-term liabilities at fair market value of $15.6 million as of September 30, 2009.

On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. The agreement was effective on June 30, 2008 and covers an aggregate notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. This agreement expires on June 30, 2010. This financial instrument is reported in other long-term liabilities at fair market value of approximately $10.5 million as of September 30, 2009.

In March 2009, Wireless entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure. These agreements are effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 4.381%. The monthly interest settlement periods will begin on February 1, 2010. These agreements expire on February 1, 2012. These financial instruments are reported in other long-term liabilities at fair market value of approximately $9.9 million as of September 30, 2009.

The primary risk managed by using derivative instruments is interest rate risk. Interest rate protection agreements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”) the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three months ended September 30, 2009, the change in fair value did not result in ineffectiveness.

At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $35.5 million of net losses that are reported in accumulated other comprehensive loss at September 30, 2009 are expected to be reclassified into earnings within the next 12 months.

Cross-default Provisions

The Company’s interest rate protection agreements contain cross-default provisions to the Company’s Senior Secured Credit Facility. The Company’s Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the facility. If the Company were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position on September 30, 2009 is $36.0 million.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of September 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Other long-term liabilities	$(36,016)	Other long-term liabilities	$(54,963)

Total derivatives designated as hedging instruments under ASC 815		$(36,016)		$(54,963)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income

For the Three Months Ended September 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2009	2008		2009	2008

Interest rate protection agreements	$(13,954)	$(5,151)	Interest expense	$(14,581)	$(6,283)

Total	$(13,954)	$(5,151)		$(14,581)	$(6,283)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income

For the Nine Months Ended September 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2009	2008		2009	2008

Interest rate protection agreements	$(19,914)	$(12,747)	Interest expense	$(38,862)	$(13,946)

Total	$(19,914)	$(12,747)		$(38,862)	$(13,946)

5. Property and Equipment:

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Construction-in-progress	$263,050	$898,454
Network infrastructure	3,565,330	2,522,206
Office equipment and software	134,377	63,848
Leasehold improvements	53,470	47,784
Furniture and fixtures	13,418	10,273
Vehicles	422	311

	4,030,067	3,542,876
Accumulated depreciation and amortization	(932,442)	(695,125)

Property and equipment, net	$3,097,625	$2,847,751

6. FCC Licenses and Microwave Relocation Costs:

The Company operates wireless broadband mobile networks under licenses granted by the Federal Communications Commission (“FCC”) for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband services. The Company holds personal communications services (“PCS”) licenses granted or acquired on various dates, and in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the wireless broadband mobile services provided by the Company, and other advanced wireless services. In June 2008, the Company acquired a 700 MHz license that also can be used to provide similar services. The PCS licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of the

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Company’s licensed spectrum if the Company’s use of its spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurred costs related to microwave relocation in constructing its PCS and AWS networks.

The microwave relocation costs are recorded at cost. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten and one-half years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. As such, under the provisions of ASC 350 (Topic 350, “Intangibles-Goodwill and Other”), the Company does not amortize PCS, AWS and 700 MHz licenses and microwave relocation costs (collectively, its “indefinite-lived intangible assets”) as they are considered to have indefinite lives and together represent the cost of the Company’s spectrum. The carrying value of FCC licenses and microwave relocation costs was $2.5 billion as of September 30, 2009.

In accordance with the requirements of ASC 350, the Company performs its annual indefinite-lived intangible assets impairment test as of each September 30th or more frequently if events or changes in circumstances indicate that the carrying value of the indefinite-lived intangible assets might be impaired. The impairment test consists of a comparison of the estimated fair value with the carrying value. The Company estimates the fair value of its indefinite-lived intangible assets using a direct value methodology in accordance with ASC 805 (Topic 805, “Business Combinations”). The direct value approach determines fair value using a discounted cash flow model. Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of the Company’s historical performance and trends, its business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include the Company’s weighted average cost of capital and long-term rate of growth for its business. The Company believes that its estimates are consistent with assumptions that marketplace participants would use to estimate fair value. The Company corroborates its determination of fair value of the indefinite-lived intangible assets, using the discounted cash flow approach described above, with other market-based valuation metrics. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible assets and charged to results of operations.

For the purpose of performing the annual impairment test as of September 30, 2009, the indefinite-lived intangible assets were aggregated and combined into a single unit of accounting in accordance with ASC 350 based on the management of the business on a national scope. The Company believes that utilizing its indefinite-lived intangible assets as a group represents the highest and best use of the assets, and the value of the indefinite-lived intangible assets would not be significantly impacted by a sale of one or a portion of the indefinite-lived intangible assets, among other factors. Previously, the Company’s indefinite-lived intangible assets were segregated by regional clusters for the purpose of performing the annual impairment test. As of September 30, 2009, in accordance with the requirements in ASC 350, these intangibles were separately tested for impairment prior to being combined as a single unit of accounting. No impairment was recognized as the fair value of each indefinite-lived intangible asset was in excess of its carrying value as of September 30, 2009. Although the Company does not expect its estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within the discounted cash flow model when determining the fair value of the indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for the indefinite-lived intangible assets and may affect any related impairment charge. The most significant assumptions within the Company’s discounted cash flow model are the discount rate, the projected growth rate and management’s future business plans. A one percent decline in annual revenue growth rates, a one percent decline in annual net cash flows or a one percent increase in discount rate would not result in an impairment related to the combined single unit of accounting as of September 30, 2009.

Furthermore, if any of the indefinite-lived intangible assets are subsequently determined to have a finite useful life, such assets would be tested for impairment in accordance with ASC 360 (Topic 360, “Property, Plant, and Equipment”), and the intangible assets would then be amortized prospectively over the estimated remaining useful life. There also have been no subsequent indicators of impairment including those indicated in ASC 360, and accordingly, no subsequent interim impairment tests were performed.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Other Spectrum Acquisitions

During the three and nine months ended September 30, 2009, the Company closed on various agreements for the acquisition and exchange of spectrum in the net aggregate amount of approximately $4.3 million and $14.6 million in cash, respectively.

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Accounts payable	$119,476	$148,309
Book overdraft	4,385	104,752
Accrued accounts payable	136,614	178,085
Accrued liabilities	21,285	15,803
Payroll and employee benefits	25,459	34,047
Accrued interest	87,046	33,521
Taxes, other than income	81,838	46,705
Income taxes	7,333	7,210

Accounts payable and accrued expenses	$483,436	$568,432

8. Long-term Debt:

Long-term debt consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
9 1/4% Senior Notes	$1,950,000	$1,400,000
Senior Secured Credit Facility	1,552,000	1,564,000
Capital Lease Obligations	142,025	91,343

Total long-term debt	3,644,025	3,055,343
Add: unamortized (discount) premium on debt	(35,163)	19,649

Total debt	3,608,862	3,074,992
Less: current maturities	(18,174)	(17,009)

Total long-term debt	$3,590,688	$3,057,983

9 1/4% Senior Notes

On November 3, 2006, Wireless completed the sale of $1.0 billion of principal amount of 9 1/4% Senior Notes due 2014, (the “Initial Notes”). On June 6, 2007, Wireless completed the sale of an additional $400.0 million of 9 1/4% Senior Notes due 2014 (the “Additional Notes”) under the existing indenture governing the Initial Notes at a price equal to 105.875% of the principal amount of such Additional Notes. On January 20, 2009, Wireless completed the sale of an additional $550.0 million of 9 1/4% Senior Notes due 2014 (the “New 9 1/4% Senior Notes” and, together with the Initial Notes and Additional Notes, the “9 1/4% Senior Notes”) under a new indenture substantially similar to the indenture governing the Initial Notes at a price equal to 89.50% of the principal amount of such New 9 1/4% Senior Notes resulting in net proceeds of approximately $480.3 million.

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

The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of September 30, 2009 was 6.463% (see Note 4).

Capital Lease Obligations

The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2024. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of September 30, 2009, the Company had approximately $142.0 million of capital lease obligations, with $2.2 million and $139.8 million recorded in current maturities of long-term debt and long-term debt, respectively.

Restricted Cash and Investments

During the three months ended September 30, 2009, the Company replaced $12.5 million of previously existing letters of credit drawn under the Senior Secured Credit Facility with letters of credit that are cash collateralized. The cash collateral is reported in restricted cash and investments in the accompanying condensed consolidated balance sheets.

9. Fair Value Measurements:

The Company has adopted the provisions of ASC 820 (Topic 820, “Fair Value Measurements and Disclosures”), for financial assets and liabilities. ASC 820 became effective for financial assets and liabilities on January 1, 2008. The Company adopted the provisions of ASC 820 for non-financial assets and liabilities upon its effectiveness on January 1, 2009. ASC 820 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.

ASC 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

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

ASC 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The Company’s financial assets and liabilities measured at fair value on a recurring basis include cash and cash equivalents, short and long-term investments securities and derivative financial instruments.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2009, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$955,578	$—	$—	$955,578
Short-term investments	224,928	—	—	224,928
Restricted cash and investments	13,437	—	—	13,437
Long-term investments	—	—	3,846	3,846

Total assets at fair value	$1,193,943	$—	$3,846	$1,197,789

Liabilities
Derivative liabilities	$—	$36,016	$—	$36,016

Total liabilities at fair value	$—	$36,016	$—	$36,016

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The following table summarizes the changes in fair value of the Company’s Level 3 assets, as required by ASC 820 (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance	$3,837	$5,986
Total losses (gains) (realized or unrealized):
Included in earnings	374	1,827
Included in accumulated other comprehensive loss	(383)	313
Transfers in and/or out of Level 3	—	—
Purchases, sales, issuances and settlements	—	—

Ending balance at September 30, 2009	$3,846	$3,846

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the condensed consolidated statements of income and comprehensive income	$374	$1,827

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,552,000	$1,495,740	$1,564,000	$1,251,200
9 1/4% Senior Notes	1,950,000	1,993,875	1,400,000	1,239,000
Cash flow hedging derivatives	36,016	36,016	54,963	54,963
Short-term investments	224,928	224,928	3	3
Long-term investments	3,846	3,846	5,986	5,986

10. Income Taxes:

The Company accrued gross interest expense and penalties of $0.2 million and $0.6 million on unrecognized tax benefits during the three and nine months ended September 30, 2009, exclusive of the decrease in uncertain tax positions discussed below. A state unrecognized tax benefit decreased this quarter due to the expiration of a statute of limitations. The decrease of the gross unrecognized tax benefit was $13.2 million and the related gross interest and penalties were $13.4 million. The net decrease in unrecognized tax benefits was $18.1 million, which is net of federal and state impact. In another state jurisdiction, an examination is currently ongoing and the Company believes it is reasonably possible that the amount of unrecognized tax benefits in that state could significantly decrease within the next 12 month period. The gross unrecognized tax benefit for this position could decrease in an amount up to $2.8 million and the related gross interest and penalties could decrease in an amount up to $2.7 million. The potential net decrease in unrecognized tax benefits could be up to $3.9 million, which is net of federal and state tax impact. The Company does not anticipate that a change in unrecognized tax benefits would result in a material change to the Company’s financial position.

The Internal Revenue Service (“IRS”) is currently examining the 2005 and 2006 tax years of Royal Street Communications. Management does not anticipate the audit will result in changes to the Company’s tax position.

During 2008, the Company invested in renewable energy products. The Company accounts for its renewable energy investment tax credits in accordance with ASC 740 (Topic 740, “Income Taxes”). ASC 740 provides an accepted accounting method for investment tax credits, known as the tax reduction method or the flow-through method, and treats the investment tax credit as a reduction of income tax expense in the year generated.

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

12. Net Income Per Common Share:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic EPS:
Net income applicable to common stock	$73,550	$44,880	$143,719	$134,864
Amount allocable to common shareholders	99.6%	100.0%	99.6%	100.0%

Rights to undistributed earnings	$73,272	$44,880	$143,175	$134,864

Weighted average shares outstanding—basic	352,182,656	349,983,692	351,732,660	349,069,936

Net income per common share—basic	$0.21	$0.13	$0.41	$0.39

Diluted EPS:
Rights to undistributed earnings	$73,272	$44,880	$143,175	$134,864

Weighted average shares outstanding—basic	352,182,656	349,983,692	351,732,660	349,069,936
Effect of dilutive securities:
Stock options	3,176,780	5,900,242	4,778,900	6,503,403

Weighted average shares outstanding—diluted	355,359,436	355,883,934	356,511,560	355,573,339

Net income per common share—diluted	$0.21	$0.13	$0.40	$0.38

In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented.

Under the restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the three and nine months ended September 30, 2009, the Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. There were no restricted stock awards issued prior to January 1, 2009. For the three and nine months ended September 30, 2009, 1.3 million restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.

For the three months ended September 30, 2009 and 2008, 23.0 million and 13.0 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the nine months ended September 30, 2009 and 2008, 15.7 million and 11.5 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

13. Commitments and Contingencies:

The Company has entered into pricing agreements with various handset manufacturers for the purchase of wireless handsets at specified prices. The terms of these agreements expire on various dates through December 31, 2009. The total aggregate commitment outstanding under these pricing agreements is approximately $7.0 million as of September 30, 2009.

In September 2009, Wireless entered into a Master Procurement Agreement (“MPA”) with a network infrastructure and equipment provider under which the provider will sell and license to Wireless on a non-exclusive basis long-term evolution (“LTE”)

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

system products and services ( the “LTE Products and Services”). The initial term of the MPA, unless earlier terminated in accordance with the terms of the MPA, continues to the earlier to occur of four years or the date which Wireless has purchased a minimum number of certain products under the MPA. Upon the conclusion of the initial term, at Wireless’ sole option, the MPA may be renewed on an annual basis for up to five one-year renewal terms. The MPA includes discounts and incentives for Wireless’ purchase and licensing of LTE Products and Services, and provides that, except in certain circumstances, Wireless will make certain prepayments for LTE Products and Services during the first fourteen months of the initial term. Except as may be otherwise permitted at certain times under the MPA, if Wireless (i) terminates the MPA before the end of the Initial Term without cause or Wireless does not renew the MPA after the Initial Term and (ii) has not purchased a minimum number of certain products, Wireless will be obligated to pay for certain products previously delivered and accepted and may also have to pay certain liquidated damages.

AWS Licenses Acquired in Auction 66

Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. The spectrum allocated for AWS currently is utilized also by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 will be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate and some such users may delay relocation for some time. For the three months ended September 30, 2009 and 2008, the Company incurred approximately $0.8 million and $1.1 million in microwave relocation costs, respectively. For the nine months ended September 30, 2009 and 2008, the Company incurred approximately $2.8 million and $2.0 million in microwave relocation costs, respectively.

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

14. Supplemental Cash Flow Information:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash paid for interest	$136,675	$103,361
Cash paid for income taxes	3,712	2,516

Non-cash investing activities

The Company’s accrued purchases of property and equipment were approximately $11.1 million and $49.2 million for the nine months ended September 30, 2009 and 2008, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

Assets acquired under capital lease obligations were $51.8 million and $29.4 million for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, the Company exchanged $19.9 million in carrying value of FCC licenses with other parties. The FCC licenses received in these transactions were recorded at fair value.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

15. Related-Party Transactions:

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 17% interest in a company that provides services to the Company’s customers, including handset insurance programs and roadside assistance services. Pursuant to the Company’s agreement with this related party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related party. Accruals for the fees that the Company collected from its customers are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The Company had the following transactions with this related party (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Fees received by the Company as compensation for providing billing and collection services	$2.0	$1.8	$5.8	$5.3
Handsets sold to the related party	4.3	2.0	11.5	9.4

	September 30, 2009	December 31, 2008
Accruals for fees collected from customers	$4.1	$3.7
Receivables from the related party included in accounts receivable	1.9	0.8

One of the Company’s current directors is the chairman of an equity firm that holds various investment funds affiliated with one of the Company’s greater than 5% stockholders. The equity firm is affiliated with a current director of a company that provides wireless caller ID with name services to the Company. The Company paid approximately $0.3 million and $0.6 million to the company for these services during the three and nine months ended September 30, 2009, respectively.

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 15.6% interest in a company that provides advertising services to the Company. The Company paid approximately $1.3 million and $1.2 million to the company for these services during the three months ended September 30, 2009 and 2008, respectively. The Company paid approximately $3.8 million and $3.4 million to the company for these services during the nine months ended September 30, 2009 and 2008, respectively.

One of the Company’s greater than 5% stockholders owns in the aggregate an approximate 23% interest in a company that provides cell site and switch interconnect transport services to the Company. The Company paid approximately $0.1 million and $0.1 million to the company for these services during the three months ended September 30, 2009 and 2008, respectively. The Company paid approximately $0.4 million and $0.1 million to the company for these services during the nine months ended September 30, 2009 and 2008, respectively.

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 64.1% interest in a company that provides distributed antenna systems (“DAS”) leases and maintenance to the Company. In addition, another of the Company’s current directors is a general partner of various investment funds. These funds own in the aggregate an approximate 14% interest in the same company. These DAS leases are accounted for as capital and operating leases in the Company’s financial statements. Transactions associated with these leases are included in various line items in the accompanying condensed consolidated balance sheets and condensed consolidated statements of income and comprehensive income. The Company had the following transactions with this related party (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating lease payments and related expenses included in cost of service	$3.9	$1.3	$9.3	$3.4
Capital lease maintenance expenses included in cost of service	0.4	—	1.2	—
DAS equipment depreciation included in depreciation expense	3.2	0.7	10.2	1.0
Capital lease interest included in interest expense	2.9	0.5	8.6	0.7

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

	September 30, 2009	December 31, 2008
Network service fees included in prepaid charges	$4.8	$1.8
DAS equipment included in property and equipment, net	171.2	79.7
Deferred network service fees included in other assets	41.7	35.2
Lease payments and related fees included in accounts payable and accrued expenses	5.1	1.0
Current portion of capital lease obligations included in current maturities of long-term debt	1.8	0.8
Non-current portion of capital lease obligations included in long-term debt, net	112.6	75.8
Deferred DAS service fees included in other long-term liabilities	1.6	0.6

16. Segment Information:

Operating segments are defined by ASC 280 (Topic 280, “Segment Reporting”) as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chairman of the Board, President and Chief Executive Officer.

As of September 30, 2009, the Company had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provide wireless broadband mobile voice and data services and products to customers in its service areas. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location based services, social networking services and other value-added services.

The Company aggregates its operating segments into two reportable segments: Core Markets and Northeast Markets. Effective January 1, 2009, the Company implemented a change to the composition of its reportable segments under ASC 280. The historical quarterly information for the three and nine months ended September 30, 2008 presented below has been retrospectively adjusted to reflect this change.

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

Three Months Ended September 30, 2009	Core Markets	Northeast Markets	Other	Total
	(in thousands)
Service revenues	$740,053	$72,287	$—	$812,340
Equipment revenues	68,538	14,715	—	83,253
Total revenues	808,591	87,002	—	895,593
Cost of service (1)	239,928	58,360	—	298,288
Cost of equipment	157,074	42,018	—	199,092
Selling, general and administrative expenses (1)	105,378	33,082	—	138,460
Segment Adjusted EBITDA (Deficit) (2)	315,810	(43,631)	—
Depreciation and amortization	65,403	24,145	9,429	98,977
Loss (gain) on disposal of assets	2,499	(45)	115	2,569
Stock-based compensation expense	9,599	2,827	—	12,426
Income (loss) from operations	238,309	(70,558)	(9,544)	158,207
Interest expense	—	—	70,391	70,391
Accretion of put option in majority-owned subsidiary	—	—	395	395
Interest and other income	—	—	(853)	(853)
Impairment loss on investment securities	—	—	374	374
Income (loss) before provision for income taxes	238,309	(70,558)	(79,851)	87,900

Three Months Ended September 30, 2008	Core Markets	Northeast Markets	Other	Total
	(in thousands)
Service revenues	$607,460	$3,231	$—	$610,691
Equipment revenues	73,910	2,120	—	76,030
Total revenues	681,370	5,351	—	686,721
Cost of service (1)	198,327	21,096	—	219,423
Cost of equipment	154,739	5,799	—	160,538
Selling, general and administrative expenses (1)	100,303	16,351	—	116,654
Segment Adjusted EBITDA (Deficit) (2)	236,328	(35,440)	—
Depreciation and amortization	61,047	2,295	4,289	67,631
Loss on disposal of assets	1,819	3	—	1,822
Stock-based compensation expense	8,327	2,455	—	10,782
Income (loss) from operations	165,135	(40,193)	(4,289)	120,653
Interest expense	—	—	42,950	42,950
Accretion of put option in majority-owned subsidiary	—	—	317	317
Interest and other income	—	—	(5,164)	(5,164)
Impairment loss on investment securities	—	—	2,956	2,956
Income (loss) before provision for income taxes	165,135	(40,193)	(45,348)	79,594

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Nine Months Ended September 30, 2009	Core Markets	Northeast Markets	Other	Total
	(in thousands)
Service revenues	$2,161,450	$144,438	$—	$2,305,888
Equipment revenues	211,120	33,526	—	244,646
Total revenues	2,372,570	177,964	—	2,550,534
Cost of service (1)	668,480	144,116	—	812,596
Cost of equipment	533,635	117,876	—	651,511
Selling, general and administrative expenses (1)	319,936	97,255	—	417,191
Segment Adjusted EBITDA (Deficit) (2)	878,227	(173,224)	—
Depreciation and amortization	192,700	56,316	23,081	272,097
Loss (gain) on disposal of assets	9,379	(40)	(17,667)	(8,328)
Stock-based compensation expense	27,708	8,059	—	35,767
Income (loss) from operations	648,440	(237,559)	(5,414)	405,467
Interest expense	—	—	199,358	199,358
Accretion of put option in majority-owned subsidiary	—	—	1,168	1,168
Interest and other income	—	—	(1,881)	(1,881)
Impairment loss on investment securities	—	—	1,827	1,827
Income (loss) before provision for income taxes	648,440	(237,559)	(205,886)	204,995

Nine Months Ended September 30, 2008	Core Markets	Northeast Markets	Other	Total
	(in thousands)
Service revenues	$1,767,992	$3,230	$—	$1,771,222
Equipment revenues	254,514	2,146	—	256,660
Total revenues	2,022,506	5,376	—	2,027,882
Cost of service (1)	575,039	38,997	—	614,036
Cost of equipment	514,928	5,855	—	520,783
Selling, general and administrative expenses (1)	295,370	39,078	—	334,448
Segment Adjusted EBITDA (Deficit) (2)	660,882	(72,013)	—
Depreciation and amortization	169,062	3,023	13,734	185,819
Loss on disposal of assets	4,465	3	3	4,471
Stock-based compensation expense	23,713	6,541	—	30,254
Income (loss) from operations	463,642	(81,580)	(13,737)	368,325
Interest expense	—	—	136,032	136,032
Accretion of put option in majority-owned subsidiary	—	—	937	937
Interest and other income	—	—	(20,418)	(20,418)
Impairment loss on investment securities	—	—	20,037	20,037
Income (loss) before provision for income taxes	463,642	(81,580)	(150,325)	231,737

(1)	Cost of service for the three months ended September 30, 2009 and 2008 includes approximately $1.1 million and $0.9 million, respectively, of stock-based compensation disclosed separately. Cost of service for the nine months ended September 30, 2009 and 2008 includes $3.1 million and $2.1 million, respectively, of stock-based compensation disclosed separately. Selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 includes $11.3 million and $9.9 million, respectively, of stock-based compensation disclosed separately. Selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 includes $32.7 million and $28.2 million, respectively, of stock-based compensation disclosed separately.
(2)	Core and Northeast Markets Adjusted EBITDA (Deficit) is presented in accordance with ASC 280 as it is the primary financial measure utilized by management to facilitate evaluation of the Company’s ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The following table reconciles segment Adjusted EBITDA (Deficit) for the three and nine months ended September 30, 2009 and 2008 to consolidated income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$315,810	$236,328	$878,227	$660,882
Northeast Markets Adjusted EBITDA Deficit	(43,631)	(35,440)	(173,224)	(72,013)

Total	272,179	200,888	705,003	588,869
Depreciation and amortization	(98,977)	(67,631)	(272,097)	(185,819)
(Loss) gain on disposal of assets	(2,569)	(1,822)	8,328	(4,471)
Stock-based compensation expense	(12,426)	(10,782)	(35,767)	(30,254)
Interest expense	(70,391)	(42,950)	(199,358)	(136,032)
Accretion of put option in majority-owned subsidiary	(395)	(317)	(1,168)	(937)
Interest and other income	853	5,164	1,881	20,418
Impairment loss on investment securities	(374)	(2,956)	(1,827)	(20,037)

Consolidated income before provision for income taxes	$87,900	$79,594	$204,995	$231,737

17. Guarantor Subsidiaries:

In connection with Wireless’ sale of the 9 1/4% Senior Notes and the entry into the Senior Secured Credit Facility, MetroPCS, MetroPCS Inc., and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees on the 9 1/4% Senior Notes and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility and the indentures relating to the 9 1 /4% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility and the indentures relating to the 9 1/4% Senior Notes. Royal Street (the “non-guarantor subsidiaries”) is not a guarantor of the 9 1/4% Senior Notes or the Senior Secured Credit Facility.

The following information presents condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, condensed consolidating statements of income for the three and nine months ended September 30, 2009 and 2008, and condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries (Royal Street). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Balance Sheet

As of September 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$640,524	$292,270	$678	$22,106	$—	$955,578
Short-term investments	224,928	—	—	—	—	224,928
Inventories, net	—	79,691	8,433	—	—	88,124
Accounts receivable, net	—	47,679	—	101	—	47,780
Prepaid charges	—	28,257	53,057	7,478	—	88,792
Deferred charges	—	38,595	—	—	—	38,595
Deferred tax assets	—	1,832	—	—	—	1,832
Current receivable from subsidiaries	—	364,703	—	12,605	(377,308)	—
Other current assets	189	(724)	22,972	1,205	—	23,642

Total current assets	865,641	852,303	85,140	43,495	(377,308)	1,469,271
Property and equipment, net	—	17,198	2,646,151	434,276	—	3,097,625
Restricted cash and investments	—	13,112	—	325	—	13,437
Long-term investments	3,846	—	—	—	—	3,846
Investment in subsidiaries	763,617	2,068,677	—	—	(2,832,294)	—
FCC licenses	—	3,801	2,154,144	293,599	—	2,451,544
Microwave relocation costs	—	—	19,282	—	—	19,282
Long-term receivable from subsidiaries	—	824,786	—	—	(824,786)	—
Other assets	—	43,919	38,506	25,459	—	107,884

Total assets	$1,633,104	$3,823,796	$4,943,223	$797,154	$(4,034,388)	$7,162,889

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$156,288	$301,253	$25,895	$—	$483,436
Current maturities of long-term debt	—	16,000	2,144	30	—	18,174
Current payable to subsidiaries	—	—	12,605	364,703	(377,308)	—
Deferred revenue	—	25,600	138,713	—	—	164,313
Advances to subsidiaries	(600,698)	(1,119,543)	1,720,241	—	—	—
Other current liabilities	—	75	5,264	32	—	5,371

Total current liabilities	(600,698)	(921,580)	2,180,220	390,660	(377,308)	671,294
Long-term debt	—	3,450,838	138,129	1,721	—	3,590,688
Long-term payable to subsidiaries	—	—	—	824,786	(824,786)	—
Deferred tax liabilities	171	481,561	—	—	—	481,732
Deferred rents	—	—	64,638	9,805	—	74,443
Redeemable ownership interest	—	7,457	—	—	—	7,457
Other long-term liabilities	—	41,903	53,360	8,381	—	103,644

Total liabilities	(600,527)	3,060,179	2,436,347	1,235,353	(1,202,094)	4,929,258
COMMITMENTS AND CONTINGENCIES (See Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,622,483	—	—	20,000	(20,000)	1,622,483
Retained earnings (deficit)	631,568	785,400	2,506,876	(458,199)	(2,834,077)	631,568
Accumulated other comprehensive (loss) income	(20,455)	(21,783)	—	—	21,783	(20,455)

Total stockholders’ equity	2,233,631	763,617	2,506,876	(438,199)	(2,832,294)	2,233,631

Total liabilities and stockholders’ equity	$1,633,104	$3,823,796	$4,943,223	$797,154	$(4,034,388)	$7,162,889

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Three Months Ended September 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$813,265	$42,088	$(43,013)	$812,340
Equipment revenues	—	4,335	78,918	—	—	83,253

Total revenues	—	4,335	892,183	42,088	(43,013)	895,593
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	314,582	26,719	(43,013)	298,288
Cost of equipment	—	4,086	195,006	—	—	199,092
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	249	132,984	5,227	—	138,460
Depreciation and amortization	—	73	85,634	13,270	—	98,977
Loss (gain) on disposal of assets	—	—	2,731	(162)	—	2,569

Total operating expenses	—	4,408	730,937	45,054	(43,013)	737,386

(Loss) income from operations	—	(73)	161,246	(2,966)	—	158,207
OTHER EXPENSE (INCOME):
Interest expense	—	69,184	1,678	33,942	(34,413)	70,391
Earnings from consolidated subsidiaries	(73,221)	(122,766)	—	—	195,987	—
Accretion of put option in majority-owned subsidiary	—	395	—	—	—	395
Interest and other income	(703)	(34,457)	(101)	(5)	34,413	(853)
Impairment loss on investment securities	374	—	—	—	—	374

Total other (income) expense	(73,550)	(87,644)	1,577	33,937	195,987	70,307
Income (loss) before provision for income taxes	73,550	87,571	159,669	(36,903)	(195,987)	87,900
Provision for income taxes	—	(14,350)	—	—	—	(14,350)

Net income (loss)	$73,550	$73,221	$159,669	$(36,903)	$(195,987)	$73,550

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Nine Months Ended September 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$2,308,579	$117,756	$(120,447)	$2,305,888
Equipment revenues	—	11,541	233,105	—	—	244,646

Total revenues	—	11,541	2,541,684	117,756	(120,447)	2,550,534
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	854,485	78,558	(120,447)	812,596
Cost of equipment	—	10,808	640,703	—	—	651,511
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	734	400,607	15,850	—	417,191
Depreciation and amortization	—	174	234,203	37,720	—	272,097
(Gain) loss on disposal of assets	—	—	(8,432)	104	—	(8,328)

Total operating expenses	—	11,716	2,121,566	132,232	(120,447)	2,145,067

(Loss) income from operations	—	(175)	420,118	(14,476)	—	405,467
OTHER EXPENSE (INCOME):
Interest expense	—	201,215	1,894	95,535	(99,286)	199,358
Earnings from consolidated subsidiaries	(141,445)	(308,350)	—	—	449,795	—
Accretion of put option in majority-owned subsidiary	—	1,168	—	—	—	1,168
Interest and other income	(4,101)	(96,929)	(125)	(12)	99,286	(1,881)
Impairment loss on investment securities	1,827	—	—	—	—	1,827

Total other (income) expense	(143,719)	(202,896)	1,769	95,523	449,795	200,472
Income (loss) before provision for income taxes	143,719	202,721	418,349	(109,999)	(449,795)	204,995
Provision for income taxes	—	(61,276)	—	—	—	(61,276)

Net income (loss)	$143,719	$141,445	$418,349	$(109,999)	$(449,795)	$143,719

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$143,719	$141,445	$418,349	$(109,999)	$(449,795)	$143,719
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	174	234,203	37,720	—	272,097
Provision for uncollectible accounts receivable	—	191	—	—	—	191
Deferred rent expense	—	—	14,718	3,047	—	17,765
Cost of abandoned cell sites	—	—	3,593	2,555	—	6,148
Stock-based compensation expense	—	—	35,767	—	—	35,767
Non-cash interest expense	—	8,183	(7)	—	—	8,176
(Gain) loss on disposal of assets	—	—	(8,432)	104	—	(8,328)
Gain on sale of investments	(31)	(241)	—	—	—	(272)
Accretion of asset retirement obligations	—	—	3,179	537	—	3,716
Accretion of put option in majority-owned subsidiary	—	1,168	—	—	—	1,168
Impairment loss in investment securities	1,827	—	—	—	—	1,827
Deferred income taxes	—	85,070	—	—	—	85,070
Changes in assets and liabilities	112,620	(369,579)	(96,256)	(1,276)	566,861	212,370

Net cash provided by (used in) operating activities	258,135	(133,589)	605,114	(67,312)	117,066	779,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	3,720	(591,699)	(49,471)	928	(636,522)
Change in prepaid purchases of property and equipment	—	(10,211)	—	—	—	(10,211)
Proceeds from sale of plant and equipment	—	—	1,137	4,627	(928)	4,836
Purchase of investments	(374,227)	—	—	—	—	(374,227)
Proceeds from sale of investments	150,000	—	—	—	—	150,000
Change in restricted cash and investments	—	(13,112)	—	—	—	(13,112)
Purchases of and deposits for FCC licenses	—	(3,800)	(11,717)	—	—	(15,517)
Proceeds from exchange of FCC licenses	—	—	949	—	—	949
Microwave relocation costs	—	—	(1,050)	—	—	(1,050)

Net cash (used in) provided by investing activities	(224,227)	(23,403)	(602,380)	(44,844)	—	(894,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(97,184)	—	(3,184)	—	(100,368)
Proceeds from long-term loan	—	—	—	335,000	(335,000)	—
Proceeds from 9 1/4% Senior Notes Due 2014	—	492,250	—	—	—	492,250
Debt issuance costs	—	(11,925)	—	—	—	(11,925)
Repayment of debt	—	(12,000)	—	(206,104)	206,104	(12,000)
Payments on capital lease obligations	—	—	(2,680)	(11,830)	11,830	(2,680)
Proceeds from exercise of stock options	7,793	—	—	—	—	7,793

Net cash provided by (used in) financing activities	7,793	371,141	(2,680)	113,882	(117,066)	373,070

INCREASE IN CASH AND CASH EQUIVALENTS	41,701	214,149	54	1,726	—	257,630
CASH AND CASH EQUIVALENTS, beginning of period	598,823	78,121	624	20,380	—	697,948

CASH AND CASH EQUIVALENTS, end of period	$640,524	$292,270	$678	$22,106	$—	$955,578

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

18. Recent Accounting Pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”), (ASC 815 (Topic 815, “Derivatives and Hedging”)). SFAS No. 161 (ASC 815) requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 (ASC 815) and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 (ASC 815) was effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The implementation of this standard did result in enhanced disclosures, but did not affect the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS No. 107-1 and APB 28-1”), (ASC 825 (Topic 825, “Financial Instruments”)). FSP SFAS No. 107-1 and APB 28-1 (ASC 825) amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (ASC 825), to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” (ASC 270 (Topic 270, “Interim Reporting”)) to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 and APB 28-1 (ASC 825) was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of this standard did result in enhanced disclosures, but did not affect the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”), (ASC 855 (Topic 855, “Subsequent Events”)). SFAS No. 165 (ASC 855) establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 (ASC 855) was effective for interim or annual financial reporting periods ending after June 15, 2009. The implementation of this standard resulted in enhanced disclosures, but did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R),” (“SFAS No. 167”). SFAS No. 167 eliminates the exemption for qualifying special purpose entities, establishes a new approach for determining which entities should consolidate a variable-interest entity, and requires an entity to reassess whether it should consolidate a variable-interest entity. SFAS No. 167 is effective at the start of an entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for entities reporting earnings on a calendar-year basis. The Company has not yet determined the effect on its financial condition or results of operations, if any, upon adoption of SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB No. 162,” (“SFAS No. 168”), (ASC 105 (Topic 105, “Generally Accepted Accounting Principles”)). SFAS 168 (ASC 105) replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 (ASC 105) is effective for interim or annual financial reporting periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows, but did change the way authoritative accounting pronouncements are referenced in the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820 (Topic 820, “Fair Value Measurements and Disclosures”). ASU 2009-05 addresses the impact of transfer restrictions on the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability. ASU 2009-05 also clarifies when to make adjustments to fair value. ASU 2009-05 (ASC 820) is effective for periods ending after August 26, 2009. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which updates ASC 605 (Topic 605, “Revenue Recognition”). ASU 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and addresses how arrangement consideration should be allocated to the separate units of accounting. Entities also will no longer be permitted to use the residual method to allocate arrangement consideration to deliverables in an arrangement and rather requires consideration to be allocated to each unit of account based on a relative selling price method. ASU 2009-13 (ASC 605) is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. If the entity elects to early adopt in a period other than its first interim period, the entity must retrospectively apply the new guidance as of the beginning of the fiscal year. The Company has not yet determined the effect on its financial condition or results of operations upon adoption of ASU 2009-13.

19. Subsequent Events:

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 6, 2009. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its condensed consolidated interim financial statements.

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

We base the forward-looking statements or projections made in this report on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	the highly competitive nature of our industry;

•	current and planned marketing and sales initiatives;

•	the rapid technological changes in our industry;

•	the current economic slowdown or recession continuing in the United States;

•	the state of the capital markets and the United States economy;

•	our exposure to counterparty risk in our financial agreements;

•	our ability to maintain adequate customer care and manage our churn rate;

•	our ability to achieve planned growth rates;

•	our ability to manage our rapid growth, train additional personnel and improve our financial and disclosure controls and procedures;

•	our ability to secure the necessary spectrum and network infrastructure equipment;

•	our ability to maintain and upgrade our networks and business systems;

•	our ability to adequately enforce or protect our intellectual property rights or defend against suits filed by others;

•	governmental regulation of our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management;

•	the performance of our suppliers and other third parties on whom we rely; and

•

other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as updated or supplemented under “Item 1A. Risk Factors” in each of our Quarterly Reports on Form 10-Q as filed with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

These forward-looking statements and projections speak only as to the date made and are subject to and involve risks, uncertainties and assumptions, many of which are beyond our control or ability to predict and you should not place undue reliance on these forward-looking statements and projections. The results presented for any period, including the three and nine months ended September 30, 2009, may not be reflective of results for any subsequent period or for the fiscal year. All future written and oral forward-looking statements and projections attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement or projection in the future to reflect the occurrence of events or circumstances, except as required by law.

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

We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in the greater Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, San Francisco, Sacramento and Tampa/Sarasota metropolitan areas. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interest in Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee. We have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement. As of September 30, 2009, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $1.6 billion of which Royal Street had net outstanding borrowings of $1.0 billion through September 30, 2009. Royal Street has incurred an additional $6.6 million in net borrowings through October 31, 2009.

As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses.

We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, under simple and affordable flat-rate monthly service plans starting at $30 per month. For an additional $5 to $20 per month, our customers may select a service plan that offers additional services, such as unlimited voicemail, caller ID, call waiting, enhanced directory assistance, unlimited text messaging, mobile Internet browsing, push e-mail, social networking services, location based services, mobile instant messaging, roaming to select markets, picture and multimedia messaging, enterprise email, unlimited international long distance and the ability to place unlimited long distance calls from within our local calling service area to any number in the continental United States. We offer flat-rate monthly service plans at $30, $35, $40, $45 and $50, as well as Family Plans which offer discounts to our monthly plans for multiple lines. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and if the customer does not pay within thirty days the customer is terminated. For additional fees, we also provide international long distance and international text messaging, ringtones, ring back tones, downloads, games and content applications, unlimited directory assistance, location services and other value-added services. As of September 30, 2009, over 86% of our customers have selected a $40 or higher rate plan. Our flat-rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us in the Royal Street markets under the MetroPCS brand.

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

Other than the adoption of Statement of Financial Accounting Standards, or SFAS, No. 157 (Accounting Standards Codification, or ASC, 820) for non-financial assets and liabilities, SFAS No. 161 (ASC 815) and EITF No. 03-6-1 (ASC 260), our accounting policies and the methodologies and assumptions we apply under them have not materially changed from our Form 10-K for the year ended December 31, 2008.

FCC Licenses and Microwave Relocation Costs

We operate wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband mobile services. We hold personal communications services, or PCS, licenses granted or acquired on various dates, and in November 2006, we acquired a number of AWS licenses which can be used to provide wireless broadband mobile services comparable to PCS services provided by us, as well as other advanced wireless services. In June 2008, we acquired a 700 MHz license that also can be used to provide similar services. The PCS licenses previously included, and the AWS licenses currently include, the obligation to relocate existing fixed microwave users of our licensed spectrum if the use of our spectrum interfered with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits our system. Additionally, we incurred costs related to microwave relocation in constructing our PCS and AWS networks. The PCS, AWS and 700 MHz licenses and microwave relocation costs are recorded at cost. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses, fifteen years in the case of AWS licenses and ten and one-half years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of our PCS, AWS and 700 MHz licenses.

Our primary indefinite-lived intangible assets are our PCS, AWS and 700 MHz licenses and microwave relocation costs. Based on the requirements of ASC 350 (Topic 350, “Intangibles-Goodwill and Other”), we test investments in our indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of our indefinite-lived intangible assets might be impaired. We perform our annual indefinite-lived intangible assets impairment test as of each September 30th. The impairment test consists of a comparison of the estimated fair value with the carrying value. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible assets and charged to results of operations.

As outlined in ASC 350, we use a direct method of valuation for our indefinite-lived intangible assets. Alternative valuation methods include the analysis of similar transactions of spectrum under the market approach and the Greenfield Methodology under the income approach. The Greenfield Methodology was utilized to provide an indication of fair value for our indefinite-lived intangible assets. Such methodology is based on the cash flow generating potential of a hypothetical start-up operation and assumes that the only assets upon formation are the underlying FCC licenses, and that the business enterprise does not have any other assets including goodwill or going concern value at the date of inception. The start-up assumptions include utilization of the asset in the best possible use and incorporate marketplace participant assumptions for key factors, such as current and future technology, costs of telecommunications equipment, and workforce costs, considering the opportunities and constraints of the underlying spectrum as of the valuation date.

Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include a weighted average cost of capital and long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. We corroborate our determination of fair value of the indefinite-lived intangible assets, using the discounted cash flow approach described above, with other market-based valuation metrics. As of September 30, 2009, our indefinite-lived intangible assets were aggregated and combined into a single unit of accounting in accordance with ASC 350 based on the management of the business on a national scope. We believe that utilizing our indefinite-lived intangible assets as a group represents the highest and best use of the assets, and the value of the indefinite-lived intangible assets would not be significantly impacted by a sale of one or a portion of the indefinite-lived intangible assets, among other factors. Previously, our indefinite-lived intangible assets were segregated by regional clusters for the purpose of performing the annual impairment test. As of September 30, 2009, in accordance with the requirements in ASC 350, these intangibles were separately tested for impairment prior to being combined as a single unit of accounting. No impairment was recognized as the fair value of each indefinite-lived intangible asset was in excess of its carrying value as of September 30, 2009.

Historically, we have not experienced significant negative variations between our assumptions and estimates when compared to actual results. However, if actual results are not consistent with our assumptions and estimates, we may be required to record an impairment charge associated with indefinite-lived intangible assets. Although we do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for our indefinite-lived intangible assets and may affect any related impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate and management’s future business plans. A change in management’s future business plans could result in the requirement to test certain other FCC licenses. A one percent decline in annual revenue growth rates, a one percent decline in annual net cash flows or a one percent increase in discount rate would not result in impairment related to the combined single unit of accounting as of September 30, 2009.

Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. In light of the adverse economic and financial conditions occurring in the credit and capital markets, we considered the range of potential impacts that market conditions and economic events had on our key assumptions used to determine the fair value of our units of accounting since our last impairment test. We reviewed changes in the business climate, changes in market capitalization, legal factors, operating performance indicators and competition, among other factors. There have been no significant changes in any of these factors that have adversely affected any of the key assumptions used in our determination of fair value. Furthermore, if any of our indefinite-lived intangible assets are subsequently determined to have a finite useful life, we would test such assets for impairment in accordance with ASC 360 (Topic 360, “Property, Plant, and Equipment”), and the intangible assets would then be amortized prospectively over the estimated remaining useful life.

For the license impairment test performed as of September 30, 2009, the fair value of each of the indefinite-lived intangible assets was in excess of its carrying value. There also have been no subsequent indicators of impairment, including those indicated in ASC 360, and accordingly no subsequent interim impairment tests were performed.

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

Depreciation and Amortization. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets, three to ten years for capitalized interest, up to fifteen years for capital lease assets, three to eight years for office equipment and software, which includes computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the term of the respective leases, which includes renewal periods that are reasonably assured, or the estimated useful life of the improvement, whichever is shorter.

Interest Expense and Interest Income. Interest expense includes interest incurred on our borrowings and capital lease obligations, amortization of debt issuance costs and amortization of discounts and premiums on long-term debt. Interest income is earned primarily on our cash, cash equivalents and short-term investments.

Income Taxes. As a result of our tax net operating losses, which are primarily related to accelerated tax depreciation and amortization available under federal tax laws, we did not pay any federal income taxes during the three and nine months ended September 30, 2009 and 2008. For the three months ended September 30, 2009 and 2008, we paid approximately $1.1 million and $0.4 million, respectively, in state income taxes. For the nine months ended September 30, 2009 and 2008, we paid approximately $3.7 million and $2.5 million, respectively, in state income taxes.

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

Operating Segments

Operating segments are defined by ASC 280 (Topic 280, “Segment Reporting”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chairman of the Board, President and Chief Executive Officer.

As of September 30, 2009, the Company had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provide wireless broadband mobile voice and data services and products to customers in its service areas. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location based services, social networking services and other value-added services.

We aggregate our operating segments into two reportable segments: Core Markets and Northeast Markets. Effective January 1, 2009, the Company implemented a change to the composition of its reportable segments under ASC 280. The historical quarterly information for the three and nine months ended September 30, 2008 presented below has been retrospectively adjusted to reflect this change.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Three Months Ended September 30,		Change
Reportable Operating Segment Data	2009	2008
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$740,053	$607,460	22%
Northeast Markets	72,287	3,231	* *

Total	$812,340	$610,691	33%

Equipment revenues:
Core Markets	$68,538	$73,910	(7)%
Northeast Markets	14,715	2,120	* *

Total	$83,253	$76,030	10%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$239,928	$198,327	21%
Northeast Markets	58,360	21,096	177%

Total	$298,288	$219,423	36%

Cost of equipment:
Core Markets	$157,074	$154,739	2%
Northeast Markets	42,018	5,799	* *

Total	$199,092	$160,538	24%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$105,378	$100,303	5%
Northeast Markets	33,082	16,351	102%

Total	$138,460	$116,654	19%

Adjusted EBITDA (Deficit)(2):
Core Markets	$315,810	$236,328	34%
Northeast Markets	(43,631)	(35,440)	23%
Depreciation and amortization:
Core Markets	$65,403	$61,047	7%
Northeast Markets	24,145	2,295	* *
Other	9,429	4,289	120%

Total	$98,977	$67,631	46%

Stock-based compensation expense:
Core Markets	$9,599	$8,327	15%
Northeast Markets	2,827	2,455	15%

Total	$12,426	$10,782	15%

Income (loss) from operations:
Core Markets	$238,309	$165,135	44%
Northeast Markets	(70,558)	(40,193)	76%
Other	(9,544)	(4,289)	123%

Total	$158,207	$120,653	31%

**	Not meaningful.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended September 30, 2009, cost of service includes approximately $1.1 million and selling, general and administrative expenses includes $11.3 million of stock-based compensation expense. For the three months ended September 30, 2008, cost of service includes approximately $0.9 million and selling, general and administrative expenses includes $9.9 million of stock-based compensation expense.
(2)	Core and Northeast Markets Adjusted EBITDA (Deficit) is presented in accordance with ASC 280 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

Service Revenues. Service revenues increased $201.6 million, or 33%, to $812.3 million for the three months ended September 30, 2009 from approximately $610.7 million for the three months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets service revenues as follows:

•

Core Markets. Core Markets service revenues increased approximately $132.5 million, or approximately 22%, to approximately $740.0 million for the three months ended September 30, 2009 from approximately $607.5 million for the three months ended September 30, 2008. The increase in service revenues is primarily attributable to net customer additions of 853 thousand customers for the twelve months ended September 30, 2009, which accounted for approximately $139.0 million of the Core Markets increase. Offsetting these revenues, in accordance with ASC 605 (Topic 605, “Revenue Recognition”), is approximately $6.5 million that would have been recognized as Core Markets service revenues but was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

•

Northeast Markets. Northeast Markets service revenues increased approximately $69.1 million to approximately $72.3 million for the three months ended September 30, 2009 from $3.2 million for the three months ended September 30, 2008. The increase in service revenues is primarily attributable to net customer additions of approximately 622 thousand customers for the twelve months ended September 30, 2009, which accounted for $75.1 million of the Northeast Markets increase. Offsetting these revenues, in accordance with ASC 605, is approximately $6.0 million that would have been recognized as Northeast Markets service revenues but was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

Equipment Revenues. Equipment revenues increased $7.2 million, or 10%, to $83.2 million for the three months ended September 30, 2009 from $76.0 million for the three months ended September 30, 2008. The increase is due primarily to an increase in Northeast Markets equipment revenues, partially offset by a decrease in Core Markets equipment revenues as follows:

•

Core Markets. Core Markets equipment revenues decreased approximately $5.4 million, or 7%, to $68.5 million for the three months ended September 30, 2009 from $73.9 million for the three months ended September 30, 2008. The decrease in equipment revenues is primarily attributable to a lower average price of handsets activated reducing equipment revenues by approximately $16.4 million as well as a decrease in gross additions, partially offset by an increase in upgrade handset sales to existing customers accounting for an approximate $5.1 million increase in equipment revenues. In addition, in accordance with ASC 605, approximately $6.5 million that would have been recognized as Core Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

•

Northeast Markets. Northeast Markets equipment revenues increased approximately $12.6 million to $14.7 million for the three months ended September 30, 2009 from $2.1 million for the three months ended September 30, 2008. These equipment revenues are primarily attributable to the growth in the Philadelphia metropolitan area as well as the launch of service in the New York and Boston metropolitan areas in early 2009. In addition, in accordance with ASC 605, approximately $6.0 million that would have been recognized as Northeast Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

Cost of Service. Cost of service increased approximately $78.9 million, or approximately 36%, to approximately $298.3 million for the three months ended September 30, 2009 from $219.4 million for the three months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets cost of service as follows:

•

Core Markets. Core Markets cost of service increased $41.6 million, or 21%, to $239.9 million for the three months ended September 30, 2009 from $198.3 million for the three months ended September 30, 2008. The increase in cost of service is primarily attributable to the approximate 18% growth in our Core Markets customer base, the deployment of additional network infrastructure during the twelve months ended September 30, 2009 and costs associated with our unlimited international calling product.

•

Northeast Markets. Northeast Markets cost of service increased approximately $37.3 million to approximately $58.4 million for the three months ended September 30, 2009 from approximately $21.1 million for the three months ended September 30, 2008. The increase in cost of service is primarily attributable to the growth in our Northeast Markets customer base, the deployment of additional network infrastructure since the launch of service in Boston and New York in early 2009 and costs associated with our unlimited international calling product.

Cost of Equipment. Cost of equipment increased approximately $38.6 million, or 24%, to approximately $199.1 million for the three months ended September 30, 2009 from $160.5 million for the three months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets cost of equipment as follows:

•

Core Markets. Core Markets cost of equipment increased approximately $2.4 million, or approximately 2%, to approximately $157.1 million for the three months ended September 30, 2009 from $154.7 million for the three months ended September 30, 2008. The increase in Core Markets cost of equipment is primarily attributable to an increase in upgrade handset sales to existing customers accounting for an approximate $8.1 million increase as well as higher handset refurbishment cost of $1.8 million. These increases were partially offset by the sale of lower priced handsets accounting for approximately $7.0 million, coupled with a decrease in gross customer additions.

•

Northeast Markets. Northeast Markets cost of equipment increased $36.2 million to $42.0 million for the three months ended September 30, 2009 from approximately $5.8 million for the three months ended September 30, 2008. This cost is attributable to the growth in the Philadelphia metropolitan area as well as the launch of service in the New York and Boston metropolitan areas in early 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.8 million, or approximately 19%, to approximately $138.5 million for the three months ended September 30, 2009 from approximately $116.7 million for the three months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets selling, general and administrative expenses as follows:

•

Core Markets. Core Markets selling, general and administrative expenses increased approximately $5.1 million, or 5%, to approximately $105.4 million for the three months ended September 30, 2009 from $100.3 million for the three months ended September 30, 2008. Selling expenses increased by approximately $1.0 million, or approximately 2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in selling expenses is primarily attributable to a $0.6 million increase in MetroFLASH™ expense as well as higher employee related costs of $0.5 million. General and administrative expenses increased approximately $3.0 million, or 7%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily due to the growth in the Core Markets. In addition, stock-based compensation expense included in selling, general and administrative expenses increased $1.1 million for the three months ended September 30, 2009 as compared to the same period in 2008. See – “Stock-Based Compensation Expense.”

•

Northeast Markets. Northeast Markets selling, general and administrative expenses increased $16.7 million, or 102%, to approximately $33.1 million for the three months ended September 30, 2009 from approximately $16.4 million for the three months ended September 30, 2008. Selling expenses increased by approximately $13.1 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase is primarily due to an approximate $7.1 million increase in marketing and advertising expenses incurred to support the New York and Boston metropolitan areas as well as higher employee related costs of approximately $3.7 million due to the launch of service in the Northeast Markets. General and administrative expenses increased by $3.3 million, or approximately 44%, for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to the growth in the Northeast Markets. In addition, an increase of $0.3 million in stock-based compensation expense included in selling, general and administrative expenses contributed to the increase in the Northeast Markets. See – “Stock-Based Compensation Expense.”

Depreciation and Amortization. Depreciation and amortization expense increased approximately $31.4 million, or 46%, to approximately $99.0 million for the three months ended September 30, 2009 from $67.6 million for the three months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets depreciation and amortization expense as follows:

•

Core Markets. Core Markets depreciation and amortization expense increased approximately $4.4 million, or 7%, to $65.4 million for the three months ended September 30, 2009 from $61.0 million for the three months ended September 30, 2008. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended September 30, 2009 to support the continued growth in the Core Markets.

•

Northeast Markets. Northeast Markets depreciation and amortization expense increased $21.8 million to $24.1 million for the three months ended September 30, 2009 from approximately $2.3 million for the three months ended September 30, 2008. The increase related primarily to network infrastructure assets that were placed into service during the twelve months ended September 30, 2009 as a result of the launch of service and the expansion of our network in the Northeast Markets.

Stock-Based Compensation Expense. Stock-based compensation expense increased $1.6 million, or 15%, to $12.4 million for the three months ended September 30, 2009 from approximately $10.8 million for the three months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets stock-based compensation expense as follows:

•

Core Markets. Core Markets stock-based compensation expense increased approximately $1.3 million, or 15%, to approximately $9.6 million for the three months ended September 30, 2009 from $8.3 million for the three months ended September 30, 2008. The increase is primarily related to restricted stock awards granted to employees in 2009 as well as additional stock options granted to employees in these markets throughout the twelve months ended September 30, 2009.

•

Northeast Markets. Northeast Markets stock-based compensation expense increased approximately $0.3 million, or 15%, to $2.8 million for the three months ended September 30, 2009 from approximately $2.5 million for the three months ended September 30, 2008. The increase is primarily related to restricted stock awards granted to employees in 2009 as well as additional stock options granted to employees in these markets throughout the twelve months ended September 30, 2009.

	Three Months Ended September 30,		Change
Consolidated Data	2009	2008
	(in thousands)
Loss on disposal of assets	$2,569	$1,822	41%
Interest expense	70,391	42,950	64%
Interest and other income	(853)	(5,164)	(84)%
Impairment loss on investment securities	374	2,956	(87)%
Provision for income taxes	14,350	34,714	(59)%
Net income	73,550	44,880	64%

Loss on Disposal of Assets. Loss on disposal of assets increased approximately $0.8 million, or 41%, to approximately $2.6 million for the three months ended September 30, 2009 from $1.8 million for the three months ended September 30, 2008. This increase was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology during the three months ended September 30, 2009.

Interest Expense. Interest expense increased $27.4 million, or approximately 64%, to approximately $70.4 million for the three months ended September 30, 2009 from approximately $43.0 million for the three months ended September 30, 2008. The increase in interest expense was primarily due to an additional $550.0 million of 9 1/4% Senior Notes due 2014, or New 9 1/4% Senior Notes, that were issued in January 2009 and interest on capital lease obligations that were placed into service during the twelve months ended September 30, 2009 as well as a decrease in capitalized interest expense. In addition, our weighted average interest rate increased to 8.25% for the three months ended September 30, 2009 compared to 7.72% for the three months ended September 30, 2008, which includes the impact of our interest rate protection agreements. Average debt outstanding for the three months ended September 30, 2009 and 2008 was $3.5 billion and $3.0 billion, respectively.

Interest and Other Income. Interest and other income decreased $4.3 million, or approximately 84%, to approximately $0.9 million for the three months ended September 30, 2009 from approximately $5.2 million for the three months ended September 30, 2008. The decrease in interest and other income was primarily due to a decrease on the return on our cash balances as a result of a decrease in interest rates.

Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities that were rated AAA/Aaa at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at September 30, 2009 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of approximately $0.4 million during the three months ended September 30, 2009.

Provision for Income Taxes. Income tax expense was approximately $14.4 million and $34.7 million for the three months ended September 30, 2009 and 2008, respectively. The effective tax rate was 16.3% and 43.6% for the three months ended September 30, 2009 and 2008, respectively. Our effective rates differ from the statutory federal rate of 35.0% due to state and local taxes, non-deductible expenses, renewable energy investment tax credits, an increase in the valuation allowance related to the impairment loss recognized on investment securities and a decrease in uncertain tax positions. Provision for income taxes for the three months ended September 30, 2009 includes a net decrease in a state unrecognized tax benefit of $18.1 million due to the expiration of a statute of limitations.

Net Income. Net income increased approximately $28.7 million, or approximately 64%, to approximately $73.6 million for the three months ended September 30, 2009 compared to approximately $44.9 million for the three months ended September 30, 2008. The increase was primarily attributable to a 31% increase in income from operations, an approximate 59% decrease in provision for income taxes and an 87% decrease in the impairment loss on investment securities, partially offset by an approximate 64% increase in interest expense and an approximate 84% decrease in interest and other income.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

	Nine Months Ended September 30,		Change
Reportable Operating Segment Data	2009	2008
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$2,161,450	$1,767,992	22%
Northeast Markets	144,438	3,230	**

Total	$2,305,888	$1,771,222	30%

Equipment revenues:
Core Markets	$211,120	$254,514	(17)%
Northeast Markets	33,526	2,146	**

Total	$244,646	$256,660	(5)%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$668,480	$575,039	16%
Northeast Markets	144,116	38,997	270%

Total	$812,596	$614,036	32%

Cost of equipment:
Core Markets	$533,635	$514,928	4%
Northeast Markets	117,876	5,855	**

Total	$651,511	$520,783	25%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1):
Core Markets	$319,936	$295,370	8%
Northeast Markets	97,255	39,078	149%

Total	$417,191	$334,448	25%

Adjusted EBITDA (Deficit)(2):
Core Markets	$878,227	$660,882	33%
Northeast Markets	(173,224)	(72,013)	141%
Depreciation and amortization:
Core Markets	$192,700	$169,062	14%
Northeast Markets	56,316	3,023	**
Other	23,081	13,734	68%

Total	$272,097	$185,819	46%

Stock-based compensation expense:
Core Markets	$27,708	$23,713	17%
Northeast Markets	8,059	6,541	23%

Total	$35,767	$30,254	18%

Income (loss) from operations:
Core Markets	$648,440	$463,642	40%
Northeast Markets	(237,559)	(81,580)	191%
Other	(5,414)	(13,737)	(61)%

Total	$405,467	$368,325	10%

**	Not meaningful.
(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the nine months ended September 30, 2009, cost of service includes $3.1 million and selling, general and administrative expenses includes $32.7 million of stock-based compensation expense. For the nine months ended September 30, 2008, cost of service includes $2.1 million and selling, general and administrative expenses includes $28.2 million of stock-based compensation expense.
(2)	Core and Northeast Markets Adjusted EBITDA (Deficit) is presented in accordance with ASC 280 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

Service Revenues. Service revenues increased approximately $534.7 million, or 30%, to $2.3 billion for the nine months ended September 30, 2009 from approximately $1.8 billion for the nine months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets service revenues as follows:

•

Core Markets. Core Markets service revenues increased approximately $393.5 million, or 22%, to approximately $2.2 billion for the nine months ended September 30, 2009 from approximately $1.8 billion for the nine months ended September 30, 2008. The increase in service revenues is primarily attributable to net customer additions of 853 thousand customers for the twelve months ended September 30, 2009, which accounted for approximately $416.7 million of the Core Markets increase. Offsetting these revenues, in accordance with ASC 605, is $23.2 million that would have been recognized as Core Markets service revenues but was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

•

Northeast Markets. Northeast Markets service revenues increased approximately $141.2 million to $144.4 million for the nine months ended September 30, 2009 from $3.2 million for the nine months ended September 30, 2008. The increase in service revenues is primarily attributable to net customer additions of approximately 622 thousand customers for the twelve months ended September 30, 2009, which accounted for $155.2 million of the Northeast Markets increase. Offsetting these revenues, in accordance with ASC 605 is approximately $14.0 million that would have been recognized as Northeast Markets service revenues but was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

Equipment Revenues. Equipment revenues decreased $12.0 million, or 5%, to $244.6 million for the nine months ended September 30, 2009 from approximately $256.6 million for the nine months ended September 30, 2008. The decrease is due primarily to a decrease in Core Markets equipment revenues, partially offset by an increase in Northeast Markets equipment revenues as follows:

•

Core Markets. Core Markets equipment revenues decreased approximately $43.4 million, or 17%, to $211.1 million for the nine months ended September 30, 2009 from $254.5 million for the nine months ended September 30, 2008. The decrease in equipment revenues is primarily attributable to a lower average price of handsets activated reducing equipment revenues by approximately $82.2 million, partially offset by an increase in gross additions and an increase in upgrade handset sales to existing customers accounting for an approximate $17.3 million increase in equipment revenues. In addition, in accordance with ASC 605, $23.2 million that would have been recognized as Core Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

•

Northeast Markets. Northeast Markets equipment revenues increased approximately $31.4 million to $33.5 million for the nine months ended September 30, 2009 from $2.1 million for the nine months ended September 30, 2008. These equipment revenues are primarily attributable to the growth in the Philadelphia metropolitan area as well as the launch of service in the New York and Boston metropolitan areas in early 2009. In addition, in accordance with ASC 605, approximately $14.0 million that would have been recognized as Northeast Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets.

Cost of Service. Cost of service increased approximately $198.6 million, or 32%, to approximately $812.6 million for the nine months ended September 30, 2009 from $614.0 million for the nine months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets cost of service as follows:

•

Core Markets. Core Markets cost of service increased approximately $93.5 million, or 16%, to approximately $668.5 million for the nine months ended September 30, 2009 from $575.0 million for the nine months ended September 30, 2008. The increase in cost of service is primarily attributable to the approximate 18% growth in our Core Markets customer base, the deployment of additional network infrastructure during the twelve months ended September 30, 2009 and costs associated with our unlimited international calling product.

•

Northeast Markets. Northeast Markets cost of service increased $105.1 million, or 270%, to $144.1 million for the nine months ended September 30, 2009 from approximately $39.0 million for the nine months ended September 30, 2008. The increase in cost of service is primarily attributable to the growth in our Northeast Markets customer base, the deployment of additional network infrastructure since the launch of service in Boston and New York in early 2009 and costs associated with our unlimited international calling product.

Cost of Equipment. Cost of equipment increased $130.7 million, or 25%, to $651.5 million for the nine months ended September 30, 2009 from $520.8 million for the nine months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets cost of equipment as follows:

•

Core Markets. Core Markets cost of equipment increased $18.7 million, or approximately 4%, to $533.6 million for the nine months ended September 30, 2009 from $514.9 million for the nine months ended September 30, 2008. The increase in Core Markets cost of equipment is primarily attributable to an increase in gross customer additions which accounted for approximately $11.4 million, coupled with an increase in upgrade handset sales to existing customers accounting for an approximate $26.1 million increase. These increases were partially offset by the sale of lower priced handsets accounting for an approximately $24.3 million decrease in equipment revenues.

•

Northeast Markets. Northeast Markets cost of equipment increased $112.0 million to approximately $117.9 million for the nine months ended September 30, 2009 from approximately $5.9 million for the nine months ended September 30, 2008. This cost is attributable to the growth in the Philadelphia metropolitan area as well as the launch of service in the New York and Boston metropolitan areas in early 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $82.8 million, or approximately 25%, to approximately $417.2 million for the nine months ended September 30, 2009 from $334.4 million for the nine months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets selling, general and administrative expenses as follows:

•

Core Markets. Core Markets selling, general and administrative expenses increased approximately $24.6 million, or 8%, to $319.9 million for the nine months ended September 30, 2009 from $295.3 million for the nine months ended September 30, 2008. Selling expenses increased by $12.5 million, or 8%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in selling expenses is primarily attributable to a $7.8 million increase in MetroFLASH™ expense, higher employee related costs of approximately $4.8 million and higher marketing and advertising expenses of $3.2 million, partially offset by an approximate $3.8 million increase in non-income taxes. General and administrative expenses increased $8.8 million, or 7%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to the growth in the Core Markets. In addition, stock-based compensation expense included in selling, general and administrative expenses increased approximately $3.3 million for the nine months ended September 30, 2009 as compared to the same period in 2008. See – “Stock-Based Compensation Expense.”

•

Northeast Markets. Northeast Markets selling, general and administrative expenses increased approximately $58.2 million, or approximately 149%, to approximately $97.3 million for the nine months ended September 30, 2009 from approximately $39.1 million for the nine months ended September 30, 2008. Selling expenses increased by $50.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase is primarily due to an approximate $30.2 million increase in marketing and advertising expenses incurred to support the launch of service in the New York and Boston metropolitan areas in February 2009, as well as higher employee related costs of approximately $13.6 million to support the growth in the Northeast Markets. General and administrative expenses increased by $6.0 million, or approximately 26%, for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due the growth in the Northeast Markets. In addition, an increase of approximately $1.3 million in stock-based compensation expense included in selling, general and administrative expenses contributed to the increase in the Northeast Markets. See – “Stock-Based Compensation Expense.”

Depreciation and Amortization. Depreciation and amortization expense increased approximately $86.3 million, or 46%, to approximately $272.1 million for the nine months ended September 30, 2009 from $185.8 million for the nine months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets depreciation and amortization expense as follows:

•

Core Markets. Core Markets depreciation and amortization expense increased $23.6 million, or 14%, to $192.7 million for the nine months ended September 30, 2009 from approximately $169.1 million for the nine months ended September 30, 2008. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended September 30, 2009 to support the continued growth in the Core Markets.

•

Northeast Markets. Northeast Markets depreciation and amortization expense increased approximately $53.3 million to $56.3 million for the nine months ended September 30, 2009 from $3.0 million for the nine months ended September 30, 2008. The increase related primarily to network infrastructure assets that were placed into service during the twelve months ended September 30, 2009 as a result of the launch of service and the expansion of our network in the Northeast Markets.

Stock-Based Compensation Expense. Stock-based compensation expense increased $5.5 million, or 18%, to approximately $35.8 million for the nine months ended September 30, 2009 from approximately $30.3 million for the nine months ended September 30, 2008. The increase is due to increases in Core Markets and Northeast Markets stock-based compensation expense as follows:

•

Core Markets. Core Markets stock-based compensation expense increased approximately $4.0 million, or approximately 17%, to $27.7 million for the nine months ended September 30, 2009 from $23.7 million for the nine months ended September 30, 2008. The increase is primarily related to restricted stock awards granted to employees in 2009 as well as additional stock options granted to employees in these markets throughout the twelve months ended September 30, 2009.

•

Northeast Markets. Northeast Markets stock-based compensation expense increased $1.5 million, or 23%, to approximately $8.1 million for the nine months ended September 30, 2009 from $6.6 million for the nine months ended September 30, 2008. The increase is primarily related to restricted stock awards granted to employees in 2009 as well as additional stock options granted to employees in these markets throughout the twelve months ended September 30, 2009.

	Nine Months Ended September 30,		Change
Consolidated Data	2009	2008
	(in thousands)
(Gain) loss on disposal of assets	$(8,328)	$4,471	286%
Interest expense	199,358	136,032	47%
Interest and other income	(1,881)	(20,418)	(91)%
Impairment loss on investment securities	1,827	20,037	(91)%
Provision for income taxes	61,276	96,873	(37)%
Net income	143,719	134,864	7%

(Gain) Loss on Disposal of Assets. Gain on disposal of assets increased approximately $12.8 million, or 286%, to $8.3 million for the nine months ended September 30, 2009 from a loss on disposal of assets of approximately $4.5 million for the nine months ended September 30, 2008. This gain was due primarily to asset sales and exchanges consummated during the nine months ended September 30, 2009, partially offset by the disposal of assets related to certain network technology that was retired and replaced with newer technology during the nine months ended September 30, 2009.

Interest Expense. Interest expense increased approximately $63.4 million, or 47%, to approximately $199.4 million for the nine months ended September 30, 2009 from $136.0 million for the nine months ended September 30, 2008. The increase in interest expense was primarily due to the New 9 1/4% Senior Notes that were issued in January 2009 and interest on capital lease obligations that were placed into service during the twelve months ended September 30, 2009 as well as a decrease in capitalized interest expense. In addition, our weighted average interest rate increased to 8.22% for the nine months ended September 30, 2009 compared to 7.79% for the nine months ended September 30, 2008, which includes the impact of our interest rate protection agreements. Average debt outstanding for the nine months ended September 30, 2009 and 2008 was $3.4 billion and $3.0 billion, respectively.

Interest and Other Income. Interest and other income decreased $18.5 million, or approximately 91%, to approximately $1.9 million for the nine months ended September 30, 2009 from $20.4 million for the nine months ended September 30, 2008. The decrease in interest and other income was primarily due to a decrease on the return on our cash balances as a result of a decrease in interest rates.

Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities that were rated AAA/Aaa at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at September 30, 2009 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of $1.8 million during the nine months ended September 30, 2009.

Provision for Income Taxes. Income tax expense was approximately $61.3 million and approximately $96.9 million for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate was 30.0% and 41.8% for the nine months ended September 30, 2009 and 2008, respectively. Our effective rates differ from the statutory federal rate of 35.0% due to state and local taxes, non-deductible expenses, renewable energy investment tax credits, an increase in the valuation allowance related to the impairment loss recognized on investment securities and a decrease in uncertain tax positions. Provision for income taxes for the nine months ended September 30, 2009 includes a net decrease in a state unrecognized tax benefit of $18.1 million due to the expiration of a statute of limitations.

Net Income. Net income increased $8.8 million, or approximately 7%, to $143.7 million for the nine months ended September 30, 2009 compared to approximately $134.9 million for the nine months ended September 30, 2008. The increase was primarily attributable to a 10% increase in income from operations, an approximate 37% decrease in provision for income taxes and an approximate 91% decrease in the impairment loss on investment securities, partially offset by an approximate 47% increase in interest expense and an approximate 91% decrease in interest and other income.

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

The following table shows consolidated metric information for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Customers:
End of period	6,322,269	4,847,314	6,322,269	4,847,314
Net additions	66,157	249,265	955,436	884,528
Churn:
Average monthly rate	5.8%	4.8%	5.5%	4.5%
ARPU	$41.08	$40.73	$40.68	$41.73
CPGA	$153.94	$128.21	$148.27	$130.78
CPU	$17.27	$18.18	$16.93	$18.41

Customers. Net customer additions were 66,157 for the three months ended September 30, 2009, compared to 249,265 for the three months ended September 30, 2008, a decrease of 73%. Net customer additions were 955,436 for the nine months ended September 30, 2009, compared to 884,528 for the nine months ended September 30, 2008, an increase of 8%. Total customers were 6,322,269 as of September 30, 2009, an increase of 30% over the customer total as of September 30, 2008 and approximately 18% over the customer total as of December 31, 2008. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in new markets.

Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended September 30, 2009 and 2008 was 5.8% and 4.8%, respectively. Churn for the nine months ended September 30, 2009 and 2008 was 5.5% and 4.5%, respectively. The increase in churn was primarily related to incremental gross additions of 1.5 million customers during the nine months ended June 30, 2009 as compared to the same period in 2008, coupled with churn from increased competition. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”

Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $41.08 and $40.73 for the three months ended September 30, 2009 and 2008, respectively, an increase of $0.35, which was primarily attributable to the favorable rate plan sales mix and our unlimited international calling plan launched in June 2009. ARPU was $40.68 and $41.73 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $1.05, which was primarily attributable to higher participation in our Family Plans as well as reduced revenue from certain features included in our service plans that were previously provided a la carte. These decreases were partially offset by favorable rate plan sales mix in the third quarter of 2009 and our unlimited international calling plan launched in June 2009.

Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $153.94 for the three months ended September 30, 2009 from $128.21 for the three months ended September 30, 2008. CPGA costs increased to $148.27 for the nine months ended September 30, 2009 from $130.78 for the nine months ended September 30, 2008. The increase in CPGA for the three and nine months ended September 30, 2009 when compared to the same period in 2008 was primarily driven by the Northeast Markets related to the launches of service in the New York and Boston metropolitan areas in early 2009, coupled with increased promotional activities.

Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the three months ended September 30, 2009 and 2008 was $17.27 and $18.18, respectively. CPU for the nine months ended September 30, 2009 and 2008 was $16.93 and $18.41, respectively. We continue to achieve cost benefits due to the increasing scale of our business. However, these benefits have been partially offset by the costs associated with our unlimited international calling plan as well as the launch expenses and ramp up of operations in the Northeast Markets, which contributed $2.05 and $1.94 of additional CPU for the three months ended September 30, 2009 and 2008, respectively and $2.09 and $1.52 of additional CPU for the nine months ended September 30, 2009 and 2008, respectively.

Core Markets Performance Measures

Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Core Markets Customers:
End of period	5,655,785	4,802,692	5,655,785	4,802,692
Net additions	(54,441)	204,643	393,103	839,906
Core Markets Adjusted EBITDA	$315,810	$236,328	$878,227	$660,882
Core Markets Adjusted EBITDA as a Percent of Service Revenues	42.7%	38.9%	40.6%	37.4%

As of September 30, 2009, our networks in our Core Markets cover a population of approximately 64 million.

Customers. Net customer losses in our Core Markets were 54,441 for the three months ended September 30, 2009, compared to net customer additions of 204,643 for the three months ended September 30, 2008. Net customer additions in our Core Markets were 393,103 for the nine months ended September 30, 2009, compared to 839,906 for the nine months ended September 30, 2008. Total customers were 5,655,785 as of September 30, 2009, an increase of approximately 18% over the customer total as of September 30, 2008 and 7% over the customer total as of December 31, 2008. Core Market customer additions for the three months ended September 30, 2009 were below expectations primarily due to elevated churn and a deceleration in gross additions as a result of continued U.S. macro-economic weakness and an increasingly competitive environment. The increase in total customers over the last twelve months is primarily attributable to the continued demand for our service offerings.

Segment Adjusted EBITDA. Segment Adjusted EBITDA is presented in accordance with ASC 280 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended September 30, 2009, Core Markets Adjusted EBITDA was $315.8 million compared to $236.3 million for the same period in 2008. For the nine months ended September 30, 2009, Core Markets Adjusted EBITDA was $878.2 million compared to approximately $660.9 million for the same period in 2008. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth over the last twelve months and cost benefits due to the increasing scale of our business in the Core Markets.

Segment Adjusted EBITDA as a Percent of Service Revenues. Segment Adjusted EBITDA as a percent of service revenues is calculated by dividing Segment Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the three months ended September 30, 2009 and 2008 were 42.7% and 38.9%, respectively. Core Markets Adjusted

EBITDA as a percent of service revenues for the nine months ended September 30, 2009 and 2008 were 40.6% and 37.4%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.

Northeast Markets Performance Measures

Set forth below is a summary of certain key performance measures for the periods indicated for our Northeast Markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Northeast Markets Customers:
End of period	666,484	44,622	666,484	44,622
Net additions	120,598	44,622	562,333	44,622
Northeast Markets Adjusted EBITDA (Deficit)	$(43,631)	$(35,440)	$(173,224)	$(72,013)

As of September 30, 2009, our networks in our Northeast Markets cover a population of approximately 26 million.

Customers. Net customer additions in our Northeast Markets were 120,598 for the three months ended September 30, 2009, compared to 44,622 for the three months ended September 30, 2008. Net customer additions in our Northeast Markets were 562,333 for the nine months ended September 30, 2009, compared to 44,622 for the nine months ended September 30, 2008. Total customers were 666,484 as of September 30, 2009 due primarily to the continued demand for our service offerings in the Philadelphia metropolitan area and the launch of service in the New York and Boston metropolitan areas in early 2009.

Segment Adjusted EBITDA (Deficit). Segment Adjusted EBITDA (Deficit) is presented in accordance with ASC 280 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the three months ended September 30, 2009, Northeast Markets Adjusted EBITDA deficit was $43.6 million compared to a deficit of $35.4 million for the same period in 2008. For the nine months ended September 30, 2009, Northeast Markets Adjusted EBITDA deficit was $173.2 million compared to a deficit of $72.0 million for the same period in 2008. The increase in Northeast Markets Adjusted EBITDA deficit was attributable to the significant increase in expenses related to launch expenses and the ramp up of operations in the Northeast Markets.

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

Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. ARPU for the three and nine months ended September 30, 2009 includes approximately $12.5 million and $37.2 million, respectively, that would have been recognized as service revenues but were classified as equipment revenues because the consideration received from customers was less than the fair value of the promotionally priced handsets. The following table shows the calculation of ARPU for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$812,340	$610,691	$2,305,888	$1,771,222
Add:
Impact to service revenues of promotional activity	12,481	—	37,209	—
Less:
Pass through charges	(48,030)	(31,445)	(125,314)	(88,582)

Net service revenues	$776,791	$579,246	$2,217,783	$1,682,640

Divided by: Average number of customers	6,303,075	4,741,043	6,058,007	4,480,606

ARPU	$41.08	$40.73	$40.68	$41.73

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$72,968	$58,916	$222,146	$158,743
Less: Equipment revenues	(83,253)	(76,030)	(244,646)	(256,660)
Add: Impact to service revenues of promotional activity	12,481	—	37,209	—
Add: Equipment revenue not associated with new customers	38,742	33,295	121,786	116,711
Add: Cost of equipment	199,092	160,538	651,511	520,783
Less: Equipment costs not associated with new customers	(62,041)	(56,891)	(198,523)	(188,096)

Gross addition expenses	$177,989	$119,828	$589,483	$351,481

Divided by: Gross customer additions	1,156,242	934,607	3,975,625	2,687,513

CPGA	$153.94	$128.21	$148.27	$130.78

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$298,288	$219,423	$812,596	$614,036
Add: General and administrative expense	65,492	57,738	195,045	175,705
Add: Net loss on equipment transactions unrelated to initial customer acquisition	23,299	23,596	76,737	71,385
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(12,426)	(10,782)	(35,767)	(30,254)
Less: Pass through charges	(48,030)	(31,445)	(125,314)	(88,582)

Total costs used in the calculation of CPU	$326,623	$258,530	$923,297	$742,290

Divided by: Average number of customers	6,303,075	4,741,043	6,058,007	4,480,606

CPU	$17.27	$18.18	$16.93	$18.41

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At September 30, 2009, we had a total of approximately $1.2 billion in cash, cash equivalents and short-term investments. Over the last two years, the capital and credit markets have become increasingly volatile as a result of adverse economic and financial conditions that have triggered the failure and near failure of a number of large financial services companies and a global recession. We believe that this increased volatility and global recession may make it difficult at times to obtain additional financing or sell additional equity or debt securities. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, the current adverse economic and financial conditions in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations in the near-term.

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

Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as clusters. We are seeking opportunities to enhance our current market clusters and to provide service in new geographic areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. Our future builds will entail a more extensive use of distributed antenna systems, or DAS, than we have deployed in the past. This, along with other factors, could result in an increase in the total capital expenditures per covered population to initially launch operations. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund planned expansion.

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the first nine months of 2009 were $636.5 million and aggregate capital expenditures for 2008 were approximately $954.6 million. These expenditures were primarily associated with the construction of the network infrastructure in our Northeast Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites, DAS, and switches. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers and increase revenues. In addition, we believe our new Northeast Markets have attractive demographics which will result in increased revenues.

In September 2009, Wireless entered into Master Procurement Agreement (“MPA”) with a network infrastructure and equipment provider under which the provider will sell and license to Wireless on a non-exclusive basis long-term evolution (“LTE”) system products and services ( the “LTE Products and Services”). The initial term of the MPA, unless earlier terminated in accordance with the terms of the MPA, continues to the earlier to occur of four years or the date which Wireless has purchased a minimum number of certain products under the MPA. Upon the conclusion of the initial term, at Wireless’ sole option, the MPA may be renewed on an annual basis for up to five one-year renewal terms. The MPA includes discounts and incentives for Wireless’ purchase and licensing of LTE Products and Services, and provides that, except in certain circumstances, Wireless will make certain prepayments for LTE Products and Services during the first fourteen months of the initial term. Except as may be otherwise permitted at certain times under the MPA, if Wireless (i) terminates the MPA before the end of the initial term without cause or Wireless does not renew the MPA after the initial term and (ii) has not purchased a minimum number of certain products, Wireless will be obligated to pay for certain products previously delivered and accepted and may also have to pay certain liquidated damages.

As of September 30, 2009, we owed an aggregate of $3.5 billion under our senior secured credit facility and 9 1/4% senior notes as well as $142.0 million under our capital lease obligations.

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

We consider consolidated Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present consolidated Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. Other wireless carriers may calculate consolidated Adjusted EBITDA differently. If our consolidated Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on consolidated Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on consolidated Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our consolidated Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to consolidated Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended September 30, 2009, our senior secured leverage ratio was 1.74 to 1.0, which means for every $1.00 of consolidated Adjusted EBITDA, we had $1.74 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Consolidated Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, consolidated Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$73,550	$44,880	$143,719	$134,864
Adjustments:
Depreciation and amortization	98,977	67,631	272,097	185,819
Loss (gain) on disposal of assets	2,569	1,822	(8,328)	4,471
Stock-based compensation expense (1)	12,426	10,782	35,767	30,254
Interest expense	70,391	42,950	199,358	136,032
Accretion of put option in majority-owned subsidiary (1)	395	317	1,168	937
Interest and other income	(853)	(5,164)	(1,881)	(20,418)
Impairment loss on investment securities	374	2,956	1,827	20,037
Provision for income taxes	14,350	34,714	61,276	96,873

Consolidated Adjusted EBITDA	$272,179	$200,888	$705,003	$588,869

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.

In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$313,421	$196,489	$779,414	$527,907
Adjustments:
Interest expense	70,391	42,950	199,358	136,032
Non-cash interest expense	(3,019)	(671)	(8,176)	(1,875)
Interest and other income	(853)	(5,164)	(1,881)	(20,418)
(Provision for) recovery of uncollectible accounts receivable	(80)	107	(191)	(14)
Deferred rent expense	(5,876)	(1,302)	(17,765)	(14,268)
Cost of abandoned cell sites	(1,541)	(1,280)	(6,148)	(3,603)
Gain on sale of investments	241	—	272	—
Accretion of asset retirement obligations	(1,320)	(996)	(3,716)	(2,244)
Provision for income taxes	14,350	34,714	61,276	96,873
Deferred income taxes	(40,072)	(33,690)	(85,070)	(93,484)
Changes in working capital	(73,463)	(30,269)	(212,370)	(36,037)

Consolidated Adjusted EBITDA	$272,179	$200,888	$705,003	$588,869

Operating Activities

Cash provided by operating activities increased $251.5 million to $779.4 million during the nine months ended September 30, 2009 from $527.9 million during the nine months ended September 30, 2008. The increase was primarily attributable to an increase in cash flows from working capital changes during the nine months ended September 30, 2009 compared to the same period in 2008.

Investing Activities

Cash used in investing activities was approximately $894.9 million during the nine months ended September 30, 2009 compared to approximately $991.2 million during the nine months ended September 30, 2008. The decrease was due primarily to an approximate $299.1 million decrease in purchases of FCC licenses as well as a $24.2 million decrease in purchases of property and equipment, partially offset by a $224.2 million increase in net purchases of short-term investments.

Financing Activities

Cash provided by financing activities was approximately $373.1 million during the nine months ended September 30, 2009 compared to $13.5 million during the nine months ended September 30, 2008. The increase was due primarily to $480.3 million in net proceeds from the issuance of the New 9 1/4% Senior Notes in January 2009, partially offset by an approximate $116.2 million decrease in book overdraft.

Capital Lease Obligations

We have entered into various non-cancelable capital lease agreements, with expirations through 2024. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense.

Capital Expenditures

We currently expect to incur capital expenditures in the range of $0.7 billion to $0.9 billion on a consolidated basis for the year ending December 31, 2009.

During the nine months ended September 30, 2009, we incurred $636.5 million in capital expenditures. During the year ended December 31, 2008, we incurred $954.6 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of new markets.

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

As of September 30, 2009, we had approximately $1.6 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of September 30, 2009 was 6.463%, which includes the impact of our interest rate protection agreements. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed-rate debt at an annual rate of 7.169%. The interest rate swap agreement expires in 2010. On April 30, 2008, to manage our interest rate risk exposure, we entered into an additional two-year interest rate protection agreement. The agreement was effective on June 30, 2008, covers a notional amount of $500.0 million and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. The interest rate protection agreement expires on June 30, 2010. If market LIBOR rates increase 100 basis points over the rates in effect at September 30, 2009, annual interest expense on the approximate $52.0 million in variable rate debt would increase approximately $0.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009, other than the changes made in our quarterly report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009, our quarterly on Form 10-Q for the quarter ended June 30, 2009 that was filed with the SEC on August 7, 2009 and the changes in the following risk factors. You should be aware that the risk factors included in all our filings with the SEC and those as modified in this section and other information contained in our filings with the SEC may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Our business strategy may not succeed in the long term.

Our business strategy is to offer unlimited wireless broadband mobile services with limited geographic coverage on a paid-in-advance basis for flat monthly rates without requiring a long-term service contract or a credit check. A number of other carriers, resellers and mobile virtual network operators, or MVNOs, are offering, or in the future may offer, services plans similar to, or competitive with, our service plans with more extensive geographic coverage than ours and other differentiating features. As a result, our current business strategy may not succeed in the long term or we may need to change our business strategy. From time to time, we evaluate our products, service offerings and the demands of our target customers and may, as a result, amend, change, discontinue or adjust our products, service offerings or initiate or offer new permanent, trial or promotional product or service offerings. These new or changed product and service offerings may not succeed in the long term or prove to be profitable. These new or changed product and service offerings or changes in business strategy may result in reduced revenues and other adverse financial or operational consequences, which could have a material adverse effect on our business, financial condition and operating results.

Failing to manage our churn rate or experiencing a higher rate of customer turnover than we have forecasted could adversely affect our business, financial condition and operating results.

Our customers do not have long-term contracts and can discontinue their service at any time without penalty. If we experience a churn rate higher than we expect, we could experience reduced revenues and increased marketing costs to attract replacement customers required to sustain our business plan, which could reduce our profit margin and could reduce the cash available to construct and operate new metropolitan areas, to expand coverage and capacity in existing metropolitan areas, or to upgrade our networks, including to 4G. In addition, we may not profitably be able to replace customers who leave our service or replace them at all. Our rate of customer churn can be affected by a number of factors, including the following:

•	network issues, including network coverage, network reliability, technology upgrades, dropped and blocked calls, and network availability;

•	geographic coverage, including roaming coverage, which may be less extensive than our competitors;

•	affordability and general economic conditions;

•	supplier or vendor failures;

•	customer perceptions of our services and offerings;

•	customer care concerns;

•	our rate of growth;

•	handset, application, and content issues, including lack of early access to the newest handsets, innovative wireless applications, and content, handset prices and handset problems;

•	the types, make-up and nature of our service plans and our marketing and promotional offers;

•	wireless number portability requirements that allow customers to keep their wireless phone numbers when switching between service providers;

•	our inability to offer bundled services or services offered by our competitors;

•	our lack of a 3G network; and

•	competitive offers by other wireless broadband mobile service providers.

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

We compete directly in each of our markets with wireless, wireline, cable, satellite, Internet and other communications service providers. Many of our current and prospective competitors are, or are affiliated with, major companies that have substantially greater financial, technical, personnel, marketing, sales, distribution and lobbying resources than we have. Some have greater access to capital, cash reserves, spectrum holdings, longer-established brands, larger geographic coverage areas and roaming coverage, third party distribution, unique intellectual property, exclusive distributorship arrangements for certain popular brands of handsets, applications and content, more extensive distribution networks, and a larger market share than we have, which may affect our ability to compete successfully. With less access to resources we could experience a more pronounced effect on our business than our competitors from current and future regulatory and legislative changes. These competitors often have established relationships with a larger base of current and potential customers. These advantages may allow our competitors to offer services we do not and cannot offer, for lower prices, market to broader customer segments, and offer service over larger geographic areas, which may have a material adverse effect on our business, financial condition and operating results. Some of our competitors have, or may in the future, take advantage of governmental loan, grant or credit programs, which may allow them to offer services for lower prices, have lower costs, or provide service in areas that may be uneconomic for us to serve without taking advantage of such programs. If we choose not to, or are unable to, participate in such governmental programs and our competitors participate, it could have a material adverse effect on our business, financial condition, or operating results. If we participate in such programs, it may require us to incur additional costs and may limit the products and services we can offer.

Some of our competitors in the telecommunications and related industries have undertaken joint ventures, business combinations, mergers and strategic alliances that provide them with greater access to capital, a larger geographic service territory, more spectrum resources, superior technical, marketing, sales, purchasing and distribution resources and the ability to provide more attractive bundles of services. Recent joint ventures, mergers and strategic alliances in the wireless industry have resulted in, and if the trend continues, will continue to foster, larger competitors and our operating results could be adversely affected and our ability to grow may be hindered. Many of our competitors with greater access to capital and production and distribution resources also have entered into or may enter into exclusive deals with vendors, including handset vendors, wireless application developers and content providers. As handset, application, and content selection and pricing are increasingly important to customers, the lack of availability to us of some or all of the latest and most popular handsets, applications, and content as a result of these exclusive dealings could put us at a significant competitive disadvantage and could make it more difficult for us to attract and retain our customers. Similarly, we believe we pay more, on average, than other national carriers for our handsets and if this continues we could be forced to further subsidize the price of our handsets, which could adversely affect our business, financial condition and operating results. Many of our competitors also use third party dealers to market and sell their products and services. Competition for dealers is intense. We may have difficulty attracting and retaining dealers and any inability to do so could have an adverse effect on our ability to attract and retain customers, which could have a material adverse effect on our business, financial condition, and operating results.

Additionally, the FCC in the past has taken, and may in the future take, steps to make additional spectrum available for wireless services in each of our metropolitan areas. A number of industry participants, including the primary wireless industry association, have indicated that the FCC should auction an additional 800 MHz or more of spectrum in the next decade. Any auction and licensing of new spectrum may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not be able to offer with the licenses we hold or to which we have access due to technological or economic constraints. Also, the FCC has taken, and in the future may take, regulatory actions designed to provide greater capacity and flexibility to other licensees, including our competitors, and could allow companies that are not currently our competitors to offer competing products and services. In addition, some companies in non-telecommunications businesses, including energy companies and utility companies, also are expanding their services to offer communications and broadband services. Also, some companies in non-regulated portions of the telecommunications business, such as Internet search engine companies, are offering products and services that compete with our more highly regulated services. We cannot control most of these factors and the continuing consolidation and resulting economies of scale and access to greater resources and additional competition could result in greater product, service, pricing and cost disadvantages to us which could have a material adverse effect on our business, financial condition and operating results.

We may face increasing competitive pricing and service bundling.

The competitive pressures of the wireless telecommunications industry have caused, and may continue to cause, other carriers to offer unlimited service plans or service plans with increasingly large bundles of minutes of use or unlimited use at increasingly lower prices or fixed monthly prices on a national coverage basis. All of our national wireless broadband mobile competitors and certain of our regional competitors and MVNOs currently are offering unlimited fixed-rate service plans in the markets where we operate and plan to operate and this may cause other wireless competitors to offer unlimited fixed-rate service plans as well. Since we primarily serve major metropolitan areas where the national wireless broadband mobile carriers and MVNOs also offer services and the overall post-paid market may be experiencing slowing growth, we may be subject to more competition than the wireless broadband mobile industry generally and subject to greater commercial disadvantages. Further, market prices for wireless broadband mobile services in general, and for fixed-price, unlimited use of paid-in-advance services in particular, have declined over time and may continue to decline with increased competition, including competition from carriers, resellers, and MVNOs. Moreover, certain carriers we compete against, or may compete against in the future, offer additional services, such as wireline phone service, cable or satellite television, media and Internet, and are capable of bundling their wireless services with these other services in a package of services that we may not be able to duplicate at competitive prices. In response to all the competitive offerings in the marketplace and falling market prices, we have added, and in the future may be required to add, additional select features to our existing service plans in our metropolitan areas, to change areas included in our roaming, long-distance and other products and services, to change our service plans, and we may consider additional targeted promotional activities and reduced pricing as well as reducing the extent to which we pass through to customers various regulatory fees we have to pay and subsidizing the cost of handsets or increasing payments to our indirect dealers as we evaluate and respond to the competitive environment going forward. As a result, we expect that increased competition may result in more competitive pricing, slower growth, higher costs and increased churn of our customer base, as well as the possibility of having to change our service plans, increase our handset subsidies, and increase our dealer payments, which could have a material adverse affect on our business, financial condition and operating results.

Substantially all of our LTE infrastructure equipment and initial dual mode CDMA/LTE handsets are manufactured or provided by one vendor.

We currently have entered into a non-exclusive agreement to purchase and license long term evolution, or LTE, system products, licensed materials and services from a single network infrastructure provider. In addition, we currently have executed a non-exclusive agreement with a single handset vendor for the delivery of a dual mode CDMA/LTE handset which will be used in the initial launch of our LTE service. In the event that either of our vendors fail to deliver or is delayed in delivering the LTE products, software and services we have contracted to purchase from them, we may be delayed in launching our LTE services. In addition, if our LTE vendors cease to develop, substantially delay the development of, new LTE products or cease to support existing LTE equipment and software once deployed, or they fail to perform under the agreement, we may be required to spend significant amounts of money to replace such equipment and software, may not be able to offer new products and services, may be delayed in offering LTE services, and may not be able to compete effectively in our markets. If any of the foregoing risks occur, it could have a material adverse effect on our business, financial condition and operating results.

We may incur higher than anticipated intercarrier compensation costs.

When our customers use our service to call customers of other carriers, in certain circumstances we are required under the current intercarrier compensation scheme to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. However, as a wireless carrier we are not entitled to receive access payments from interexchange carriers who route calls for termination on our network. A longstanding FCC rulemaking proceeding is examining whether a unified intercarrier compensation regime should be established for all traffic exchanged between all carriers, including CMRS carriers such as us. New intercarrier compensation rules, if adopted, may result in increases in the charges we are required to pay other carriers for terminating calls or transiting calls over their networks, increase the costs of, or make it more difficult to negotiate, new agreements with carriers, and decrease the amount of revenue we receive for terminating calls from other carriers on our network. New rules also may be subject to a transition period or policies that are not advantageous to wireless carriers. Further, certain intercarrier compensation pricing rules and policies that affect the termination rates we pay to both incumbent and competitive LECs, and the applicable procedures and forum for decision-making, are under appeal at the FCC and in the courts. These appeals could materially alter the FCC’s current intercarrier compensation rules, which it could result in significant costs to us for past and future termination charges. Any such changes may have a material adverse effect on our business, financial condition and operating results.

We resell third party international interexchange services in connection with certain of our unlimited international interexchange services. The charges for these services may be subject to change by the terminating or interconnecting carrier, or by the regulatory body or agency having jurisdiction in the applicable foreign country. In the event that the charges change, the terminating or interconnecting carrier may attempt to assess such charges retroactively on us or our third party international interexchange carrier, which charges may be substantial, or we may cease providing service to such foreign destination, which may cause prospective customers to not subscribe to our service or current customers to terminate their service from us. If we are assessed additional charges on a retroactive basis, the use of our services results in significant intercarrier costs, we are unable or unwilling to offer services to certain foreign destinations, or prospective customers do not subscribe to our service or current customers terminate service with us, it could limit our ability to grow our customer base which could have a material adverse effect on our business, financial condition and operating results.

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

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not impose new or revised regulatory requirements, new or increased costs, or require changes in our current or planned operations. Indeed, the FCC has initiated a series of inquiries and rulemaking proceedings pertaining to the wireless industry that could result in material changes in the applicable rules and policies. The FCC and state regulatory agencies also are increasingly focused on the quality of service and customer support that wireless carriers provide and the FCC and several agencies have proposed or enacted new and potentially burdensome regulations in this area. The Communications Act, from which the FCC obtains its authority and state regulatory enabling legislation, may be interpreted in a manner that imposes additional costs for compliance or be further amended in a manner that could be adverse to us. For instance, the FCC restricts the ownership levels held by foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country, and as a public company, the costs and results of compliance with such restrictions may have a material adverse effect on our business, financial condition or operating results. Further, with the recent change in party affiliation of the President of the United States and changes in the composition of Federal and state legislatures and regulatory commissions, there may be additional legislative or regulatory changes that affect our business. The FCC also may change its rules, which could result in adverse consequences to our business, including harmful interference to our existing networks and spectrum. For example, the FCC is considering various wireless network open access and net neutrality policies that could require us to provide access on our network to third parties on terms and conditions that may jeopardize the flat-rate, unlimited usage pricing plans that lies at the heart of our business model. The FCC also is considering various spectrum allocations in bands adjacent or proximate to those licensed to us that may result in interference to our systems. If, as a result of interference, our customers experience a significant increase in dropped calls or significantly degraded service, we could experience higher churn and we may have difficulty adding additional customers, which could have an adverse effect on our business, our financial condition and operating results. In addition, the interference may cause our networks to have reduced capacity which may require us to incur additional costs of adding cell sites or DAS nodes and to spend additional capital or may limit our ability to serve our customers, limit our growth, or increase our churn.

We also are subject, or potentially subject, to a number of additional federal, state, and local laws, rules, ordinances and requirements, including common carrier obligations; universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; tower lighting and painting; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; emergency warning requirements; rules governing spam, telemarketing and truth-in-billing; outage reporting; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There also pending proceedings exploring the imposition of various types of nondiscrimination and open access obligations on our handsets and networks; the prohibition of handset exclusivity; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; and the effects of the siting of communications towers on migratory birds, among others. Some of these requirements and pending proceedings (of which the foregoing examples are not an exhaustive list) pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions and may require us to spend money to become in compliance. These requirements generally are the subject of pending FCC, federal, state, local or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

In addition, the FCC or other regulatory authorities may in the future restrict our ability to manage subscribers’ use of our network, thereby limiting our ability to prevent or manage subscribers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we manage our network by limiting the bandwidth used by our subscribers’ applications, in part by restricting the types of applications that may be used over our network. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all subscribers. A decline in the quality of our services could harm our business, or even result in litigation from dissatisfied subscribers.

Our operations also are subject to various other regulations, including certain regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, the FCC, and other federal, state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. Because of our smaller size, more limited spectrum holdings, and concentration of operations in a few states in major metropolitan areas, and composition of our current prospective customer base, governmental regulations and orders can disproportionately increase our costs and affect our competitive position compared to other larger telecommunications providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business. As previously noted herein, a variety of changes in regulatory policies are under consideration and depending upon the outcomes, the changes could have a material adverse effect on our business, financial condition, or operating results.

Compliance with current or future federal, state, or local laws, regulations, rules, and ordinances could have a material adverse effect on our business, financial condition, or operating results, including but not limited to, increasing our operating expenses or costs, requiring us to obtain new or additional authorizations or permits, requiring us to change our business and customer service processes, limiting our ability to attract and retain certain customer segments, increasing the costs of our services to our customers, requiring system and network upgrades, requiring us to hire additional employees, requiring us to spend significant additional capital, limiting the capacity of our networks, limiting the services we can offer our customers, requiring us to change our business strategy and service plans. A failure to meet, or maintain compliance with, federal, state or local regulations, laws, rules or ordinances also could have a material adverse effect on our business, financial condition, or operating results, including, but not limited to, subjecting us to fines, forfeitures, penalties, license revocations, or other sanctions, including the imposition of mandatory reporting requirements, limitations on our ability to participate in future FCC auctions or acquisitions of spectrum, and compliance programs and corporate monitors. In addition, a material failure to comply with regulations or statutory requirements may limit our ability to draw certain amounts under our senior secured credit facility or could result in a default under our indebtedness.

Legal actions by the Copyright Office of the Library of Congress and by third parties may have an adverse effect on our distribution strategy.

Many carriers, including us, routinely place software locks on wireless handsets, which prevent a customer from using a wireless handset sold by one carrier on another carrier’s system. The Copyright Office of the Library of Congress, or Copyright Office, has adopted an exemption that allows a person to circumvent such software locks and other firmware that enable wireless handsets to connect to a wireless telephone network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. Based in part on this exemption, we have implemented a “flashing” service which allows new customers to “unlock” their existing handsets and connect them to our network. The anti-circumvention exemption could expire as early as late November 2009, is subject to review in pending proceedings before the Library of Congress, and may not be extended. In addition, one carrier has alleged that our flashing program infringes and dilutes their trademarks and service marks and that we are inducing the breach of their agreements with their customers. If a significant number of new customers are attracted to our service as a result of our flashing service and we are unable to continue such service, it could adversely affect our ability to continue to attract new customers to our service and could impose additional costs on us, which could have a material adverse effect on our business, financial condition and operating results. The unlocking rules also may allow customers who are dissatisfied with their current service to utilize the services of our competitors or us without having to purchase a new handset. The ability of our customers to leave our service and use their wireless handsets on other carriers’ networks may have an adverse material impact on our business. In addition, since we provide a subsidy for handsets to our distribution partners that are incurred in advance, we may experience higher distribution costs resulting from wireless handsets not being activated or maintained on our network, which costs may be material, and which could have a material adverse effect on our business, financial condition and operating results.

Any of these risks could impair our ability to fund our operations or limit our ability to expand our business as planned, which could have a material adverse effect on our business, financial condition, and operating results. In addition, a substantial portion of our debt, including borrowings under our senior secured credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have and may enter into agreements limiting our exposure to higher interest rates in the future, any such agreements may not offer complete protection from this risk, and any portion not subject to such agreements would have full exposure to higher interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1†	Master Procurement Agreement by and between MetroPCS Wireless, Inc. and Ericsson Inc. dated and effective as of September 10, 2009.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

†	Confidential Treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.

Date: November 6, 2009	By:	/S/ ROGER D. LINQUIST
Roger D. Linquist
President, Chief Executive Officer and Chairman of the Board

Date: November 6, 2009	By:	/S/ J. BRAXTON CARTER
J. Braxton Carter
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1†	Master Procurement Agreement by and between MetroPCS Wireless, Inc. and Ericsson Inc. dated and effective as of September 10, 2009.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

†	Confidential Treatment requested.