Form 10-K
period 2009-12-31
METROPCS COMMUNICATIONS INC
filed 2010-03-01
CIK 1283699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐       No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $3,487,236,518 based on the closing price of MetroPCS Communications, Inc. common stock on the New York Stock Exchange on June 30, 2009, of $13.31 per share.

352,714,663 shares of MetroPCS Communications, Inc. common stock were outstanding as of January 29, 2010.

Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

METROPCS COMMUNICATIONS, INC.

-i-

-ii-

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this annual report that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include information concerning any possible or assumed future financial condition and results of operations, including statements that relate to our plans, objectives, strategies, goals, future events, future revenues or performance, future penetration rates, planned market launches, capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. Forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “would,” “could,” “should,” “may,” “will,” “continue,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this annual report, including in the “Business,” “Regulation,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report.

We base the forward-looking statements or projections made in this report on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this annual report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited, to:

•	the highly competitive nature of our industry;

•	our and our competitors’ current and planned promotions, marketing and sales initiatives;

•	increases or changes in taxes and regulatory fees;

•	our ability to negotiate and maintain acceptable roaming arrangements;

•	the seasonality of our business and any failure to have strong customer growth in the first and fourth quarters of a year;

•	the rapid technological changes in our industry;

•	the current economic environment and the state of the capital markets in the United States;

•	our ability to meet the demands and expectations of our customers, to maintain adequate customer care and manage our churn rate;

•	our ability to achieve planned growth and churn rates;

•	our ability to manage our rapid growth, train additional personnel and maintain our financial and disclosure controls and procedures;

•	our ability to secure the necessary products, services, content, spectrum and network infrastructure equipment;

•	our ability to respond to technology changes, and to maintain and upgrade our networks and business systems;

•	our deployment of new technologies, such as long term evolution, or LTE, in our network, its success and our ability to offer new services using such new technology;

•	our ability to adequately enforce or protect our intellectual property rights or defend against suits filed by others;

•	governmental regulation of and affecting our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts and the limitations imposed by the covenants in our indebtedness;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management;

•	the performance of our suppliers and other third parties on whom we rely;

•	our reliance on third parties to provide distribution, products, software and services that are integral to our business; and

•	other factors described in this annual report under “Risk Factors.”

These forward-looking statements and projections speak only as to the date made and are subject to and involve risks, uncertainties and assumptions, many of which are beyond our control or ability to predict, and you should not place undue reliance on these forward-looking statements and projections. The results presented for any period, including the year ended December 31, 2009, may not be reflective of results for any subsequent period. All future written and oral forward-looking statements and projections attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement or projection in the future to reflect the occurrence of events or circumstances, except as required by law.

MARKET AND OTHER DATA

Market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms and other published independent sources. Some data also is based on our good faith estimates, which we derive from our review of internal surveys and independent sources, including information provided to us by the U.S. Census Bureau. Although we believe these sources are reliable, we have not independently verified the information. By including such market data and information, we do not guarantee its accuracy or undertake a duty to provide such data in the future or to update such data if and when such data is updated.

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

PART I

Item 1. Business

General

We are the fifth largest facilities-based wireless telecommunications provider in the United States measured by the number of subscribers served. We offer wireless broadband mobile services under the MetroPCS® brand in selected major metropolitan areas in the United States over our own licensed networks or networks of entities in which we hold a substantial non-controlling ownership interest. We provide a variety of wireless communications services to our subscribers on a no long-term contract, paid-in-advance, flat-rate, unlimited usage basis. As of January 2010, we now offer service plans on a flat-rate basis inclusive of applicable taxes and regulatory fees. As of December 31, 2009, we had over 6.6 million subscribers.

MetroPCS Communications, Inc., or MetroPCS, was incorporated in 2004 by MetroPCS, Inc. in the state of Delaware, and MetroPCS maintains its corporate headquarters in Richardson, Texas. In July 2004, as a result of a merger between a wholly-owned subsidiary of MetroPCS and MetroPCS, Inc., with MetroPCS, Inc. being the surviving corporation, and MetroPCS, Inc. and all of its subsidiaries became wholly-owned subsidiaries of MetroPCS. In April 2007, MetroPCS consummated an initial public offering of its common stock, par value $0.0001 per share, and became listed for trading on The New York Stock Exchange under the symbol “PCS.”

Our web site address is www.metropcs.com. Information contained on, or accessible from, our web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the Securities and Exchange Commission, or the SEC. We file with, or furnish to, the SEC, all our periodic filings and reports, including an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as well as other information. Certain information in our periodic filings and reports may incorporate by reference other filings and reports we have filed with or furnished to the SEC. All of our reports and filings with the SEC are available free of charge through the Investor Relations page of our web site as soon as practicable after providing such information to the SEC. Copies of any of our reports and filings also may be requested, without charge, by sending a written request to Investor Relations, MetroPCS Communications, Inc., 2250 Lakeside Blvd., Richardson, Texas 75082.

Business Overview

We currently provide our wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. As of December 31, 2009, we hold, or have access to, wireless spectrum covering a total population of approximately 144 million people in over 11,000 cities and towns in the United States. In addition, we have roaming agreements with other wireless carriers that allow us to offer our customers service in certain areas when they are outside our service area. We provide our services using code division multiple access, or CDMA, networks using 1xRTT technology. We have publicly announced that we are in the process of upgrading our networks in certain metropolitan areas to LTE.

Competitive Strengths

We believe our business model has the following competitive strengths that distinguish us from our principal wireless competitors:

•

Our Fixed Price Unlimited Service Plans. We currently offer our services on a no long-term contract, paid-in-advance, flat-rate, unlimited usage basis. Starting in January 2010, we began offering our services on a flat-rate basis that includes all applicable taxes and regulatory fees. We believe we offer a compelling value proposition to our customers through our service offerings that provide unlimited usage from within our service area for a low fixed price. Our average per minute cost to our customers for our service plans is significantly lower than the average per minute cost of other traditional wireless broadband mobile carriers. We believe our low average cost per minute has and will continue to position us very well for the growing trend of wireline displacement.

•

Our Densely Populated Markets. The aggregate population density of the metropolitan areas we currently serve is substantially higher than the national average. We believe the high relative population density of the metropolitan areas we serve results in increased efficiencies in network deployment, operations and product distribution.

•

Our Cost Leadership Position. We believe we have the lowest costs of any of the providers of wireless broadband mobile services in the United States, which allows us to offer our services on a flat-rate unlimited basis at affordable prices while maintaining cash profits per subscriber as a percentage of revenue per subscriber that we believe are among the highest in the wireless broadband mobile services industry. We currently are the fifth largest facilities-based mobile wireless broadband mobile services provider in the United States measured by number of subscribers served, and we have, and we believe we will continue to enjoy, economies of scale as we grow the number of our subscribers.

•

Our Spectrum Portfolio. As of December 31, 2009, we hold or have access to wireless spectrum covering a population of approximately 144 million people in over 11,000 cities and towns in the United States.

•

Our Advanced Network. We utilize a CDMA network that is designed to provide the capacity necessary to satisfy the usage requirements of our customers and are in the process of upgrading our network in certain metropolitan areas to LTE. We believe CDMA technology provides, and LTE will provide us with substantially more voice and data capacity per MHz of spectrum than other commonly deployed wireless broadband mobile technologies.

Business Strategy

We believe the following components of our business strategy provide a foundation for our continued growth:

•

Target Underserved Customer Segments in our Markets. We target a mass market that we believe has historically been largely underserved by traditional wireless broadband mobile carriers. Our recent customer surveys indicate that over 60% of our customers use our service as their primary phone service and that over 64% of our customers no longer have traditional landline phone service, which we believe is evidence that our services are gaining acceptance as a substitute for landline service.

•

Offer Predictable, Affordable and Flexible Service Plans. We plan to continue to focus on increasing the value provided to our subscribers by offering predictable, affordable and flexible service plans. In January 2010, we introduced a new family of service plans that include all applicable taxes and regulatory fees for a flat rate. We plan to continue to focus on increasing the value provided to our subscribers.

•

Remain One of the Lowest Cost Wireless Service Providers in the United States. We plan to continue to focus on controlling our costs to allow us to remain one of the lowest cost providers of wireless broadband mobile services in the United States.

•

Expand into Attractive Markets. We plan to continue to focus on expanding into metropolitan areas that have high relative population density and customer characteristics similar to our existing metropolitan areas, which may require us to acquire or gain access to additional spectrum. We also may in the future pursue means, other than purchasing spectrum, to expand into new metropolitan areas. See “—Competition.”

•

Continue to Invest in our Network. We continue to make significant capital improvements to our network to be able to offer our subscribers competitive and technologically advanced services, including enhanced data services, location based services and digital technology as they become increasingly available. We have announced that we plan to initially launch LTE in certain of our metropolitan areas in the second half of 2010, which will allow us to offer additional advanced broadband services.

•

Offer Nationwide Voice, Text and Web Services. Beginning in January 2010, all of the service plans we offer to new subscribers offer nationwide voice, text and web services for a flat rate inclusive of applicable taxes and regulatory fees on an unlimited usage basis. In order to do so, we have entered, and plan to enter in the future, into roaming agreements with other wireless broadband mobile service providers to allow our subscribers to receive services when they are outside our service area.

Products and Services

We provide mobile broadband services under the MetroPCS® brand under simple and affordable flat monthly rate service plans. In 2009, our service plans started at $30 per month, excluding taxes and regulatory fees associated with the service. In January 2010, we introduced a new family of service plans, which includes all applicable taxes and regulatory fees, offering nationwide voice, text and web services for a flat rate beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. For additional usage fees, we also provide certain other value-added services. All our service plans are “paid-in-advance” and do not require a long-term service contract. We provide the following products and services:

•

Voice Services. Our voice services allow customers to place voice calls to, and receive calls from, any telephone in the world, including local, domestic long distance and international calls. Our services also allow customers to receive and make calls while they are located in geographic areas served by certain other wireless broadband mobile carriers through roaming arrangements with such carriers.

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

We provide service in Los Angeles, California and certain portions of Northern Florida, including Orlando, through a wholesale arrangement with Royal Street Communications, LLC, or Royal Street Communications, a company in which we hold an 85% non-controlling interest. For a discussion of Royal Street Communications and its wholly owned subsidiaries, or collectively with Royal Street Communications, Royal Street, please see “— Royal Street.”

The table below provides an overview of the metropolitan areas in which we hold licenses, or have access, to spectrum, including the Federal Communications Commission, or FCC, licensed geographic area, the amount of broadband wireless spectrum held, and whether we hold the FCC license ourselves or provide or will provide our services in that metropolitan area through our agreements with Royal Street, which holds the license.

Metropolitan Area	Licensed Area	MHz	Metropolitan Area	Licensed Area	MHz
Core Markets:			Lakeland-Winter Haven, FL(2)(10)	BTA239	20
Georgia:			Melbourne-Titusville, FL(2)(10)	BTA289	20
Atlanta, GA	BTA024	20	Gainesville, FL(1)	BTA159	10
Gainesville, GA	BTA160	30	Orlando, FL(1)	BTA336	10
Athens, GA	BTA022	20	Tallahassee, FL-GA	BEA035	10
Albany, GA	BEA037	10	Florida 6 – Dixie	CMA365	20
Augusta-Aiken, GA-SC	BEA027	10	Florida 7 – Hamilton	CMA366	20
Macon, GA	BEA038	10	Florida 8 – Jefferson	CMA367	20
Georgia 1- Whitfield	CMA371	20	Florida 9 – Calhoun	CMA368	20
Georgia 2 – Dawson	CMA372	20	Dallas/Ft. Worth:
Georgia 3 – Chattooga	CMA373	20	Dallas/Ft. Worth, TX(9)	CMA009	10
Georgia 4 – Jasper	CMA374	20		EA 127	10
Georgia 13 – Early	CMA383	20	Sherman-Denison, TX(3)	BTA418	10
South Florida:			Shreveport-Bossier City, LA-AR(9)	EA 88	20
Miami-Fort Lauderdale, FL	BTA293	30	Waco, TX	CMA194	20
West Palm Beach, FL	BTA469	30	Longview-Marshall, TX	CMA206	10
Fort Myers, FL	BTA151	30	Tyler, TX	CMA237	10
	BEA032	10	Lufkin-Nacogdoches, TX	BTA265	10
Fort Pierce-Vero Beach, FL	BTA152	30	Abilene, TX	EA128	10
Naples, FL	BTA313	30	Detroit:
Florida 1 – Collier	CMA360	20	Detroit, MI	BTA112	10
Florida 2 – Glades	CMA361	20		EA 57	10
Florida 11 – Monroe	CMA370	20	Grand Rapids-Muskegon-Holland, MI	EA 62	10
Northern California:			Michigan 9 – Cass, MI	CMA480	20
San Fran.-Oak.-S.J., CA(5)	BTA404	30	Southern California:
Sacramento, CA(9)(5)	BTA389	30	Los Angeles, CA(2)(5)(10)	BTA262	20
Stockton, CA(5)	BTA434	40	Bakersfield, CA(5)	BTA028	20
Modesto, CA(5)	BTA303	25	Las Vegas:
Salinas-Monterey, CA(5)	BTA397	40	Las Vegas, NV-AZ-UT(5)	EA 153	20
Redding, CA(5)	BTA371	40	Philadelphia:
Merced, CA(5)	BTA291	25	Philadelphia, PA(6)	EA12	10
Chico-Oroville, CA(5)	BTA079	40	Northeast Markets:
Eureka, CA(5)	BTA134	25	New York:
Yuba City-Marysville, CA(5)	BTA485	40	New York-No. New Jer.-Long Island,
California 5 – San Luis Obispo	CMA340	20	NY-NJ-CT-PA-MA-VT(7)	EA 10	20
			New Jersey 1 – Hunterdon	CMA550	20
California 9 – Mendocino	CMA344	20	New Jersey 3 – Sussex	CMA552	20
Central and Northern Florida:			Boston:
Tampa-St. Petersburg, FL(9)	BTA440	20	Boston-Worcester, MA/NH/RI/VT(7)	EA 3	22
Sarasota-Bradenton, FL	BTA408	10	New London-Norwich, CT	BTA319	10
	BEA033	10	Providence-Pawtucket, RI – Bedford-Fall
Daytona Beach, FL	BTA107	20	River, MA	BTA364	10
Ocala, FL	BTA326	10	Worcester-Fitchburg-Leominster, MA	BTA480	10
	CMA245	20
Jacksonville, FL(2)	BTA212	20	Other Regional Spectrum(8):
			Northeast(8)	REA 1	10
			West(8)(9)	REA 6	10

(1)	License held by a wholly-owned subsidiary of Royal Street Communications.
(2)	10 MHz license held by a wholly-owned subsidiary of Royal Street Communications and 10 MHz license held by MetroPCS.
(3)	Comprised of Grayson and Fannin counties only.
(4)	Spectrum licensed as part of West REA 6.
(5)	Includes 10 MHz of spectrum from West REA 6.
(6)	Spectrum licensed as part of Northeast REA 1.
(7)	Includes 10 MHz of spectrum from Northeast REA 1.
(8)	Portions listed in connection with other metropolitan areas.
(9)	In February 2010 we entered into a spectrum exchange agreement with another wireless carrier to exchange 10 MHz of spectrum in certain markets and entered into short term leases of such spectrum pending FCC approval of the transaction.
(10)	MetroPCS has entered into long-term leases of 10MHz of spectrum to Royal Street.

The map below illustrates the geographic coverage of our licensed spectrum as of December 31, 2009.

Royal Street

In November 2004, we entered into a cooperative arrangement with C9 Wireless, LLC, or C9, an unaffiliated very small business entrepreneur and, as part of that arrangement, acquired an 85% non-controlling interest in Royal Street Communications, an entity controlled by C9. Royal Street Communications participated in FCC Auction 58, was the high bidder on, and was granted, 10 MHz of spectrum in the Los Angeles basic trading area, or BTA, and 10 MHz of spectrum in certain other BTAs in Northern Florida, including Orlando. Auction 58, like other major auctions conducted by the FCC, was designed to allow small businesses, very small businesses and other so-called designated entities, or DEs, to acquire spectrum and construct wireless networks to promote competition with existing carriers. To that end, the FCC designated certain blocks of wireless broadband PCS spectrum, or “closed” licenses, for which only qualified DEs could apply. In addition, DEs were permitted to apply for and bid on “open” licenses in competition with non-DEs, but very small business DEs could receive a bidding credit of up to 25% of the gross bid price. Royal Street Communications qualified as a very small business DE and was granted in December 2005 certain “closed” broadband PCS licenses and certain “open” broadband PCS licenses on which it received a 25% bidding credit. Subsequently, these licenses were assigned with the consent of the FCC to a series of wholly-owned subsidiaries of Royal Street Communications. In February, 2010, we also entered into long-term spectrum leases of 10 MHz of wireless broadband mobile spectrum to Royal Street in Los Angeles and certain metropolitan areas in Northern Florida in order to facilitate the deployment of LTE by Royal Street in those metropolitan areas.

We do not own or control the Royal Street licenses. We own a non-controlling 85% limited liability company member interest in Royal Street Communications, and we may elect only two of the five members of Royal Street Communications’ management committee, which has the full power to direct the management of Royal Street Communications. C9 has control over the operations of Royal Street because it has the right to elect three of the five members of Royal Street Communications’ management committee. C9 also has the right to put, or require us to purchase, all or part of its ownership interest in Royal Street Communications, but due to regulatory restrictions, we have no corresponding right to call, or require C9 to sell to us, C9’s ownership interest in Royal Street Communications. The put right has been structured so that its exercise will not adversely affect Royal Street Communications’ continued eligibility as a very small business DE during periods where such eligibility is required. If C9 exercises its put right, we will be required to pay a fixed return on C9’s invested capital in Royal Street Communications, which fixed return diminishes annually beginning in the sixth year following the grant of Royal Street’s FCC licenses. These put rights become exercisable without discount later this year and expire in June 2012. If C9 exercises its put rights, Royal Street Communications will become a wholly-owned subsidiary of MetroPCS.

Royal Street Communications holds all of its licenses and spectrum leases through its wholly-owned subsidiaries and has entered into certain cooperative agreements with us relating to the financing, design, construction and operation of its networks. The Royal Street agreements are based on a “wholesale model” in which Royal Street sells up to 85% of its engineered service capacity to us on a wholesale basis, which we in turn market on a retail basis under the MetroPCS brand to our customers. The remaining 15% of the engineered service capacity of Royal Street’s network is reserved by Royal Street and may be sold to other parties. In addition, the Royal Street agreements provide that MetroPCS, at Royal Street’s request and at all times subject to Royal Street’s direction and control, will assist Royal Street in building out its networks and provide information to Royal Street relating to its budgets and business plans as well as arrange for administrative, clerical, accounting, credit, collection, operational, engineering, maintenance, repair, and technical services.

Additionally, we have provided, and plan to continue to provide, financing to Royal Street, at Royal Street’s request, under a loan agreement the proceeds of which are to be used for the acquisition of licenses, build out of its licensed and spectrum lease areas, operation of the Royal Street network infrastructure, and to make payments under the loan until Royal Street has positive free cash flow. As of December 31, 2009, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $1.6 billion of which Royal Street had net outstanding borrowings of approximately $1.1 billion from us, $168.3 million of which was incurred in 2009. On February 17, 2010, we executed an amendment to the loan agreement which increased the amount available to Royal Street under the loan agreement by an additional $874.0 million. Royal Street has incurred an additional $14.0 million in net borrowings through February 28, 2010. Interest accrues under the loan agreement at a rate equal to 11% per annum. As of December 31, 2009, Royal Street has commenced repayment on the loan related to the Orlando, Lakeland-Winter Haven, Melbourne-Titusville, Gainesville and Los Angeles metropolitan areas.

Distribution and Marketing

We offer our products and services to our customers under the MetroPCS® brand both indirectly through independent retail outlets and directly through Company-operated retail stores. We also sell our services over the Internet using our own branded MetroPCS® website. Our indirect distribution outlets include a mixture of local, regional and national mass market dealers and retailers and specialty stores. Many of our dealers own and operate more than one location and may operate in more than one of our metropolitan areas. A substantial number of our retailers, dealers and corporate store locations also accept payment for our services and many also perform other services for us. A significant portion of our gross customer additions have been added through our indirect distribution outlets. For the twelve months ended December 31, 2009, approximately 90% of our gross customer additions were through indirect channels.

Our marketing strategy is to create and provide products, services and communications that drive growth while optimizing our marketing return on investment and minimizing the cost to acquire customers. Our marketing campaigns emphasize that MetroPCS offers affordable, predictable and flexible unlimited service plans. MetroPCS builds consumer awareness and promotes the MetroPCS brand by strategic local advertising to develop our brand and support our indirect and direct distribution channels. We advertise primarily through local radio, cable, television, outdoor and local print media. In addition, we believe we have benefited from a significant number of word-of-mouth customer referrals.

Customer Care, Billing and Support Systems

We outsource some or all of our customer care, billing, payment processing and logistics to nationally recognized third-party providers.

Our outsourced call centers are staffed with professional and bilingual customer service personnel, who are available to assist our customers 24 hours a day, 365 days a year. Some of these outsourced call centers are located outside the United States, in Mexico, Antigua, Panama, and the Philippines, which facilitates the efficient provision of customer support to our large and growing subscriber base, including Spanish speaking customers. We also provide automated voice response service to assist our customers with routine information requests.

Network Operations

We and Royal Street operate 1xRTT CDMA networks in all of the metropolitan areas where we have launched service and we have announced plans to upgrade our networks in certain metropolitan areas to LTE. A network includes a mobile switching center (for CDMA) or enhanced packet core (for LTE) which serves several purposes, including routing traffic, managing call handoffs, managing access to the public switched telephone network and providing access to voicemail and other value-added services, base stations (for CDMA) or eNodeBs (for LTE), cell sites or distributed antenna system, or DAS, nodes, and backhaul facilities, which carry traffic to and from our cell sites and our switching facilities. Currently, almost all cell sites in the network are co-located, meaning our and Royal Street’s equipment is located on leased facilities that are owned by third parties who retain the right to lease the facilities to additional carriers. The switching centers and national operations center provide around-the-clock monitoring of our network.

Our switches connect to the public switched telephone network through fiber rings leased from third-parties, which transmit originating and terminating traffic between our equipment and local exchange and long distance carriers. We also have negotiated interconnection agreements with relevant local exchange carriers, or LECs, in our service areas.

We use third-party providers for long distance and international services and the majority of our backhaul services.

Network Technology

Communications between the subscriber wireless device and our network is accomplished by a frequency management technology, or “air interface protocol.” The FCC has not mandated a universal air interface protocol for wireless broadband systems. We and Royal Street have deployed 1xRTT CDMA technology, which is one of the dominant air interface protocols, and are in the process of upgrading our networks in certain metropolitan areas to LTE. Our and Royal Street’s decision to use CDMA is based on what we believe are several key advantages of CDMA over other air interface protocols, including higher network capacity, longer handset battery life, fewer dropped calls, simplified frequency planning, efficient migration path as our CDMA technology can be easily upgraded to fourth generation air interface protocols in a cost effective manner, and increased privacy and security. Our and Royal Street’s decision to upgrade to LTE is based on what we believe are several key advantages of LTE over other fourth generation air interface protocols, including higher network capacity, potential worldwide market for devices and equipment, and an efficient upgrade path to voice over Internet Protocol, or VoIP, and other advanced services. CDMA and LTE are incompatible with certain other air interface protocols. Customers and former customers of other carriers may not be able to use their wireless devices on our or Royal Street’s networks because either their wireless device uses a different air interface protocol or the other carriers with compatible air interface protocols may have restricted the customers from changing the programming of their wireless device to allow it to be used on networks other than the original carrier’s network. We also purchase EVRC-B, or 4G vocoder, handsets, which will allow for greater capacity in our network.

Competition

The market for our wireless services is highly competitive. We compete directly in each of our metropolitan areas with other facilities and non-facilities based wireless broadband mobile service providers, wireline, Internet, cable, satellite and other communications service providers by providing a wireless alternative to traditional wireline service. We believe that competition for subscribers among wireless broadband mobile providers is based mostly on price, service area, services and features, call quality and customer service.

The current facilities-based wireless broadband mobile industry is dominated by four national carriers — AT&T, Verizon Wireless, Sprint Nextel and T-Mobile — and their prepaid affiliates or brands. National carriers typically offer post-paid plans that subsidize wireless devices, but require long-term service contracts and credit checks or deposits. The national carriers also have introduced, either directly or through their affiliates, increasingly competitive unlimited fixed-rate services plans in areas in which we offer service. These unlimited fixed-rate service plans may cause other competitors to introduce similar or increasingly competitive unlimited fixed-rate plans. In addition, some facilities-based regional wireless broadband mobile carriers, such as Cricket Communications, an affiliate of Leap Wireless International, or Leap, have unlimited fixed-rate service plans similar to ours and compete in certain of our metropolitan areas.

In addition to facilities-based wireless broadband mobile carriers, the wireless broadband mobile industry also includes carriers such as Tracfone and PagePlus that are non-facility based mobile virtual network operators, or MVNOs, that contract with wireless network operators to provide a separately branded wireless service. In some cases these MVNOs have business arrangements with one of the other major nationwide carriers, which may allow them to provide services over a more extensive geographical area network than our service. These MVNOs offer increasingly competitive unlimited flat rate service plans similar to the service plans we provide in addition to offering more traditional prepaid plans that charge by the minute.

The wireless broadband industry also includes facilities-based providers, such as Clearwire who is building a network utilizing WiMax, which is the name given to a family of digital technologies that are capable of supporting high-speed, long-range wireless services suitable for mobility applications, using spectrum predominately in the 2.5 GHz range to construct a national network to provide wireless data and telecommunications services. Clearwire owners include Google, Intel, Sprint, Comcast, and Time Warner Cable.

The wireline industry is dominated by large incumbent carriers, such as AT&T and Verizon, and also includes competitive local exchange or VoIP service providers. The cable industry also is dominated by large carriers such as Time Warner Cable, Comcast and Cox Communications. These cable companies, along with cable company Advance/Newhouse, formed a joint venture called SpectrumCo LLC, or SpectrumCo, which bid on and acquired 20 MHz of advanced wireless services, or AWS, spectrum in a number of major metropolitan areas throughout the United States, including all of the major metropolitan areas in which we have built.

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

Further, we also may face competition from new entrants and others using WiMax on exclusively licensed or unlicensed spectrum. Additionally, we may compete in the future with companies that offer new technologies and market other services we do not offer or may not be available with our network technology, from our vendors or within our spectrum. Some of our competitors do or may bundle these other services together with their wireless communications service, which customers may find more attractive. Energy companies, utility companies and satellite companies also are expanding their services to offer telecommunications services.

There continues to be substantial merger and acquisition activity in the wireless industry. We have in the past acquired, and may in the future acquire, spectrum to enter new metropolitan areas. We also may in the future consider acquisitions of, or other business combinations with, companies in addition to acquisitions of spectrum. For example, in 2007, we made a public proposal to merge with Leap, which we subsequently withdrew. In the future, there could be discussions between us and other companies regarding potential acquisitions, divestitures, other business combinations, or transactions between the companies.

Many of our competitors’ resources are substantially greater, and their market shares are larger, than ours. For example, a number of our competitors have significantly greater spectrum and financial resources and human capital than we do. Additionally, many of our wireless competitors offer larger coverage areas and nationwide calling plans that do not give rise to additional roaming charges for their customers. Further, the marginal incremental cost of some of our competitors may be substantially lower than our cost to provide service and may allow the competition to price their services at rates that we cannot profitably provide. Many of our competitors offer service plans with large bundles of minutes of use at lower per minute prices or price plans with unlimited nights and weekends and some of our competitors offer unlimited service plans similar to ours. Our competitors’ plans could adversely affect our ability to maintain our pricing, market penetration, growth and customer retention.

In addition, large national wireless broadband mobile services carriers have been reluctant to enter into roaming agreements at attractive rates with smaller and regional carriers like us, which limits our ability to serve certain market segments, and recent FCC actions to promote automatic roaming do not resolve these difficulties. This competitive pressure also may increase as our basic service plans now include nationwide service.

The policies of the United States government have made, and may continue to make, additional spectrum for wireless services available in each of our markets, which may increase the number of our competitors and enhance our competitors’ ability to offer additional plans and services. Further, since many of our competitors are large companies, they have on occasion been able to convince handset manufacturers to provide the newest handsets exclusively to them. Further, at least one manufacturer of wireless products, Google, is selling its handsets directly to the public without including service. Our competitors also can afford to heavily subsidize the price of a subscriber’s handset because they have greater resources than us, a different business model than us, and may require their customers to enter into long term contracts. The FCC has indicated it may examine, and Congress is considering legislation that may limit, early termination fees for the long term contracts used by national wireless broadband mobile services carriers, which could prompt them to reduce the subsidization of handsets and limit their long term contracts.

All of these factors may detract from our ability to attract customers from certain market segments and may require us to add additional features or services to our existing service plans, or make other changes to our service plans.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Net customer additions are typically strongest in the first and fourth calendar quarters of the year. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions during the second and third calendar quarters. However, sales activity and churn can be strongly affected by the launch of new metropolitan areas and areas surrounding our existing metropolitan areas, as well as promotional activity, which could reduce or outweigh certain seasonal effects. For a more detailed discussion of seasonality in our business, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”

Inflation

We do not believe that inflation has had a material effect on our operations.

Employees

As of December 31, 2009, we have approximately 3,600 employees. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement or represented by an employee union.

Regulation

The wireless telecommunications industry is regulated extensively by the federal government and, to varying degrees, by state and local governments. Congress, state legislatures, municipalities, and federal, state and local regulators have enacted legislation, ordinances, codes, rules, regulations, instituted administrative rulemakings, and courts have issued judicial decisions, affecting the telecommunications industry. Due to the latest change in the party affiliation of the President of the United States and changes in the composition of Federal and state legislatures, the political environment, and financial conditions, the regulation of the telecommunications industry has been, and is expected to remain in the future, in a state of constant flux.

Federal Regulation

Our business is subject to extensive federal regulation under the Communications Act of 1934, as amended, or the Communications Act, the implementing regulations adopted thereunder by the FCC, judicial and regulatory decisions interpreting and implementing the Communications Act, and other federal statutes, and judicial and regulatory decisions. These statutes, regulations, decisions and associated policies govern, among other things, the allocation and licensing of radio spectrum; the ownership, lease, revocation, transfer of control and assignment of wireless licenses; the ownership of our stock by non-United States citizens; the ongoing technical, operational and service requirements under which we must operate; the timing, nature and scope of network construction; the rates, terms and conditions of our service; our protection and use of customer information; roaming policies; our obligations to meet various law enforcement and public safety requirements such as E-911; the interconnection of communications networks; the provision of subscriber equipment; the location of network assets; and the use of rights of way.

Broadband Spectrum Allocations

We utilize paired radio spectrum licensed by the FCC to provide our wireless broadband mobile services. The FCC has allocated paired broadband spectrum in a variety of different bands, and we and many of our competitors utilize a combination of spectrum in the various bands to provide wireless services. The principal spectrum bands used to provide terrestrial broadband wireless mobile services in the United States are as follows, all of which can be used to provide services competitive with the services we offer:

Cellular spectrum. The FCC has assigned two cellular licenses with 25 MHz of spectrum each in the 800 MHz band on a metropolitan statistical area, or MSA, and rural service area, or RSA, basis. There are 306 MSAs and 428 RSAs in the United States. MSAs and RSAs are defined by the Office of Management and Budget, or OMB, and the FCC, respectively.

PCS spectrum. The FCC has assigned licenses to use 130 MHz of radio spectrum in the 1.9 GHz band for broadband personal communications services, or PCS. The PCS spectrum has been licensed in a variety of bandwidths (30 MHz, 15 MHz and 10 MHz) and market areas (nationwide, major trading areas, or MTAs, and basic trading areas, or BTAs). Under the broadband PCS licensing plan, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. Both MTAs and BTAs are defined by Rand McNally & Company, as supplemented by the FCC.

SMR spectrum. The FCC has licensed 19 MHz of specialized mobile radio, or SMR spectrum, plus an additional 7.5 MHz of spectrum that is available for SMR as well as other services. FCC policy permits flexible use of this spectrum, including the provision of enhanced mobile wireless services.

AWS-1 spectrum. The FCC has assigned 90 MHz of spectrum to be used for advanced wireless services, or AWS. The FCC divided the 90 MHz of spectrum into two 10 MHz and one 20 MHz paired blocks assigned on a regional economic area grouping, or REAG, basis; one 10 MHz and one 20 MHz paired blocks each assigned on an economic area, or EA, basis; and a 20 MHz paired block assigned on a Cellular Marketing Area, or CMA, basis. The CMAs generally correspond to MSAs and RSAs. Under the AWS band plan, the United States is divided into 176 EAs, 12 REAGs, and 734 CMAs. The EAs are geographic areas defined by the Regional Economic Analysis Division of the Bureau of Economic Analysis, U.S. Department of Commerce, as supplemented by the FCC. REAGs are collections of EAs.

700 MHz spectrum. The FCC has assigned 62 MHz of spectrum in the 700 MHz band. The FCC divided the 62 MHz of spectrum into two 12 MHz paired blocks and one 6 MHz unpaired block licensed on a CMA or EA basis; one 22 MHz paired block licensed on a REAG basis, and one 10 MHz paired block, or D Block, assigned on a nationwide basis to be used as part of a private/public safety partnership. Holders of the 22 MHz licenses, most of which are held by one of our competitors, must provide a network platform that is generally open to third-party wireless devices and applications, or an Open Network Platform, by allowing consumers to use the handset of their choice and to download and use the applications of their choice, subject to certain network management conditions that are intended to allow the licensee to protect the network from harm. As originally allocated, the D Block licensee was required to enter into a public/private partnership with a designated public safety broadband licensee for the purpose of constructing and operating a nationwide interoperable broadband network for public safety on a nationwide public safety license and to provide public safety with priority access during emergencies to the D Block owned by the licensee. The D Block remained unpurchased at auction, and the FCC currently is considering revisions to the auction and service rules that will apply to this license.

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

Future allocations. The FCC has certain broadband wireless spectrum allocation proceedings in process. For example, the FCC is considering service rules for an additional 20 MHz of paired AWS spectrum, or AWS-2, in the 1915-1920 MHz, 1995-2000 MHz, 2020-2025 MHz and 2175-2180 MHz bands, as well as 20 MHz of unpaired AWS spectrum, or AWS-3, in the 2155-2175 MHz band. Both AWS-2 and AWS-3 have been allocated for advanced fixed and mobile services, including AWS. As noted above, the FCC also is seeking further comment on service rules for the 700 MHz D Block. The FCC and interested parties have proposed that these blocks of spectrum be subject to various conditions, configurations and terms and conditions. Recently, the FCC has initiated a series of proceedings designed to identify additional spectrum that can be reformed, reassigned, or reallocated to meet a perceived need for an additional significant amount of spectrum for wireless broadband mobile services. There is no certainty whether such additional spectrum will be made available, the amount of spectrum which might ultimately be made available, the timing of the auction of any such spectrum, the process for clearing incumbent users, the likely configuration of, and conditions that might apply to, any such additional spectrum, or the usability of any of this spectrum for wireless services competitive with our services or by us. In addition, Congress may pass legislation or the federal government may undertake actions or proceedings in the future to reallocate spectrum from government use to private commercial use for wireless services or to change the rules relating to already licensed spectrum, which may allow new or existing licensees to provide services comparable to the services we provide.

License term

The broadband PCS licenses held by us and by Royal Street have an initial term of ten years, our AWS licenses have an initial license term of fifteen years, and our 700 MHz license has an initial term of ten years from June 13, 2009. If we fail to meet an initial construction benchmark in June of 2013 for our 700 MHz license, the license term will be shortened to June of 2017, and we may be subject to fines and forfeitures and/or a reduction of our licensed service area. In addition, if we fail to meet the build out requirements by the end of the license term for our 700 MHz license, we will lose our authority to serve any unserved area within our 700 MHz license area and could be subject to fines and forfeitures, including a revocation of our 700 MHz license. Subject to applicable conditions, all of our and Royal Street’s licenses may be renewed at the end of their terms. Our initial broadband PCS licenses for San Francisco, Sacramento, Miami and Atlanta were granted in 1997, were renewed in 2007 and are subject to renewal in January 2017; our AWS licenses were granted in November 2006 and are subject to renewal in November 2021; and our 700 MHz license was granted in June 2008 and is subject to renewal in June 2019. Each FCC license is essential to our and Royal Street’s ability to operate and conduct our and Royal Street’s business in the area covered by that license. We also have other licenses, such as microwave licenses, which we use to provide service. We intend to file renewal applications for our licenses when the renewal filing windows open.

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

Construction Obligations

The FCC has established various construction obligations for wireless licenses with different requirements often applying to spectrum licensed at different points in time. For example, broadband PCS licensees holding licenses originally granted as 30 MHz licenses must construct facilities to provide service covering one-third of the population of the licensed area within five years, and two-thirds of the population of the licensed area within ten years, or otherwise provide substantial service to the licensed area within the appropriate five- and ten-year benchmarks of their initial license grant date. Broadband PCS licensees holding 10 MHz and 15 MHz licenses generally must construct facilities to provide service to 25% of the licensed area within five years of their initial license grant date, or otherwise make a showing of substantial service. The FCC defines substantial service as service which is sound, favorable and substantially above a mediocre service level only minimally warranting renewal. Either we or the previous licensee satisfied the applicable five-year coverage requirement for each of our broadband PCS licenses and the ten-year requirement for those PCS licenses that have already been renewed. All AWS licensees will be required to construct facilities to provide substantial service by the end of the initial 15-year license term. The initial 15-year license term for our AWS licenses does not expire until November 2021.

The 700 MHz licenses are subject to more stringent performance requirements which are measured from June 12, 2009. As a licensee of an EA license block, we are required to build systems that provide wireless coverage to 35% of the licensed geographic area in four years and 70% of the licensed geographic area by the end of the license term. While the FCC occasionally has granted brief extensions to, and limited waivers of, license construction requirements, any licensee failing to meet these coverage requirements risks forfeiting their license and, in some cases, being subject to fines or monetary forfeitures.

As a result of the FCC’s concern over a shortage of needed broadband wireless spectrum, it may consider adopting more stringent build-out requirements, possible sanctions for licensees which do not meet certain construction thresholds or incentives for licensees to accelerate their build-out.

Revocation of Licenses

The FCC may deny applications for FCC licenses and in extreme cases revoke FCC licenses, if it finds that a licensee lacks the requisite qualifications to be a licensee. For example, the FCC may revoke a license or deny an application of an entity found in a judicial or administrative proceeding to have knowingly or repeatedly engaged in conduct involving felonies, possession or sale of illegal drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, serious violations of the Communications Act or FCC regulations, or a failure to meet construction obligations.

Transfer and Assignment of FCC licenses

The Communications Act requires prior FCC approval for assignments or transfers of control of any license or construction permit, with limited exceptions. In granting FCC approval for assignments or transfers of control, the FCC may prohibit or impose conditions on such assignments or transfers of control. To date, we have managed to secure the requisite approval of the FCC to a variety of assignment and transfer of control applications without undue delay or the imposition of conditions outside of the ordinary course. If we are acquired in the future, the FCC may disapprove the transfer of control or assignment, impose conditions, or otherwise require divestitures of some or all of our spectrum, licenses, or other assets.

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

Spectrum and Market Concentration Limits

The FCC has certain policies intended to prevent undue concentration of the terrestrial wireless broadband mobile services market. For example, the FCC conducts a case-by-case review of all transactions where wireless spectrum is being assigned or a transfer of control is occurring where both parties to the transaction hold CMRS spectrum in the same or in an overlapping area. The FCC will screen a transaction for competitive concerns if, upon consummation, the acquirer and any affiliated group is attributed to hold the following amount of spectrum in a single market, or if there was a material change in the post-transaction market share concentrations as measured by the Herfindahl-Hirschman Index as follows:

•	For geographic areas in which AWS-1 and certain BRS spectrum is available, 145 MHz.

•	For geographic areas in which AWS-1 is available but certain BRS is not available, 125 MHz.

•	For geographic areas in which certain BRS spectrum is available but AWS-1 is not available, 115 MHz.

•	For geographic areas in which neither BRS spectrum or AWS-1 is available, 95 MHz.

This screen also applies to spectrum acquired via auction. These benchmarks are subject to pending reconsideration proceedings at the FCC. The FCC also is considering whether to initiate a proceeding to eliminate case-by-case application of a spectrum screen entirely in favor of a bright-line spectrum cap.

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

Foreign Ownership Restrictions

The Communications Act authorizes the FCC to restrict the ownership levels held by foreign nationals or their representatives, a foreign government or its representative, or any corporation organized under the laws of a foreign country. Generally, the law prohibits indirect foreign ownership of over 25% of our common stock. Our stock is freely tradable on the NYSE and foreign ownership of our common stock could exceed this 25% threshold without our knowledge. If ownership of our common stock by non-United States citizens or entities exceeds 25%, the FCC may revoke licenses, or require us to restructure our ownership. However, the FCC may waive the foreign ownership limits for CMRS licensees, such as us, and generally permits additional indirect foreign ownership in excess of the statutory 25% benchmark particularly if that interest is held by an entity or entities that are citizens of, representatives of or organized under the laws of countries that are members of the World Trade Organization, or WTO. For investors from countries that are not members of the WTO, the FCC will determine if the home country extends reciprocal treatment, called “effective competitive opportunities,” to United States entities. If these opportunities do not exist, the FCC may not permit such foreign investment beyond the 25% benchmark. We have established internal procedures to ascertain the nature and extent of our foreign ownership, and we believe that the indirect ownership of our equity by foreign entities is below the benchmarks established by the Communications Act. If we were to have foreign ownership in excess of the limits, we have the right to acquire that portion of the foreign investment which places us over the foreign ownership restriction as set forth in our articles of incorporation.

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

Among other requirements, the FCC DE rules create a control test that obligates the eligible small or very small business members of a DE licensee to maintain de facto (actual) and de jure (legal) control of the business and license. The FCC rules provide that if a license is transferred to a non-eligible entity, an entity which qualifies for a lesser credit on open licenses, or if the existing licensee ceases to be qualified as a DE, the licensee may lose all closed licenses which are not constructed, and may be required to refund to the FCC some or all of the bidding credit received for all open licenses, based on a five-year straight-line discount repayment schedule commencing from the grant date, which is called an unjust enrichment payment. For example, in Auction 58, Royal Street Communications received a bidding credit equal to approximately $94 million relating to open licenses it acquired as result of that auction. If Royal Street were found to no longer qualify as a DE during the initial five-year term of its licenses, it would be required to repay a portion of the bidding credit using the five-year straight-line repayment schedule from December 2005. Moreover, any closed licenses which are transferred by Royal Street, or if Royal Street were found to no longer qualify as a DE prior to the five-year anniversary of their initial grant, or December 2010, may give rise to an unjust enrichment payment. Revocation also could occur if any license is not constructed on a timely basis or not constructed prior to Royal Street no longer qualifying as a DE. All of Royal Street’s licenses are closed licenses except for its Los Angeles and Gainesville basic trading area licenses. Royal Street already has constructed the systems authorized by its open license for Los Angeles license and its closed licenses in the Orlando, Lakeland-Winter Haven, and Melbourne-Titusville basic trading areas.

In 2006, the FCC adopted new DE requirements that apply to all licenses initially granted after April 25, 2006, or New DE Requirements. First, the FCC found that an entity that enters into an impermissible material relationship, which includes any arrangement whereby a DE leases or resells more than 50% of the capacity of its spectrum or network to third parties, will be ineligible for an award of DE benefits and subject to unjust enrichment payments on a license-by-license basis. Second, the FCC found that any entity which has a spectrum leasing or resale arrangement (including wholesale arrangements) with an applicant or licensee for more than 25% of the applicant’s total spectrum capacity on a license-by-license basis will be considered to have an attributable interest in the applicant or licensee. Royal Street’s existing relationships with us are grandfathered and Royal Street is not subject to the New DE Requirements with respect to its existing licenses which were granted before April 25, 2006. However, the New DE Requirements will not permit Royal Street to enter into the same relationship it currently has with us for any future FCC auctions and receive DE benefits, including bidding credits. In addition, Royal Street will not be able to acquire any additional DE licenses in the future, resell services to us on any DE license it may acquire in the future on the same basis as the existing arrangements, or materially change its existing arrangements with us, without making itself ineligible for DE benefits.

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

Several interested parties have filed appeals of the New DE Requirements. These appeals are ongoing. The relief sought by the petitioners in their underlying appeals includes overturning the results of Auctions 66 (AWS-1) and 73 (700 MHz). If the petitioners are ultimately successful in obtaining this relief, any licenses granted to us as a result of Auction 66 and/or 73 may be revoked. Our payments to the FCC for the revoked licenses would be refunded, but without interest. If our licenses are revoked we will have been required to pay interest to our lenders on the money paid to the FCC for the AWS-1 and 700 MHz licenses and we will have incurred clearing, construction, and other expenses with respect to the AWS-1 licenses, but would not receive interest or any compensation for our clearing, construction, and other activities on the spectrum. We have constructed our Las Vegas, Philadelphia and New York metropolitan networks on AWS-1 spectrum, and we only have AWS-1 spectrum in these metropolitan areas. If we lost our AWS-1 licenses, we would cease being able to provide service in those metropolitan areas where we have already launched service and would not be able to launch service in those markets where we have not yet launched service.

In connection with the changes to the DE rules, the FCC also is considering whether additional restrictions should be adopted in its DE program. Based on the FCC’s prior rulings, we do not expect any further changes in the DE rules to be applied retroactively to Royal Street. We do not know what additional changes, if any, will be made to the DE program as a result of this further rulemaking.

General Regulatory Obligations

The Communications Act and the FCC’s rules impose a number of requirements on wireless broadband mobile services licensees. A failure to meet or maintain compliance with the Communications Act and the FCC’s rules could subject us to fines, forfeitures, penalties, license revocations, or other sanctions, including the imposition of mandatory reporting requirements, limitation on our ability to participate in future FCC auctions or acquisitions of spectrum, and compliance programs and corporate monitors.

CMRS classification. Our wireless broadband mobile services are classified at the federal level as CMRS. The FCC regulates providers of CMRS services as common carriers, which subjects us to many requirements under the Communications Act and FCC rules and regulations. The FCC, however, has exempted CMRS services from some typical common carrier regulations, such as tariff and interstate certification filings, which allows us and our competitors to respond more quickly to competition in the marketplace. The FCC also is encouraged by federal law to reduce unreasonable disparities in the regulatory treatment of similar wireless broadband mobile services, such as cellular, broadband PCS, AWS, 700 MHz, and Enhanced Specialized Mobile Radio, or ESMR, services, and federal law preempts state rate and entry regulation of CMRS providers.

The FCC has found, for the time being, that wireless broadband Internet access service offered at speeds in excess of 200 kbps in at least one direction is an information service under the Communications Act, and thus is not subject to traditional common carrier regulation. In addition, the FCC has found that the transmission component of wireless broadband Internet access service meets the definition of telecommunications under the Communications Act and that the offering of a telecommunications transmission component as part of a functionally integrated Internet access service offering is not a regulated telecommunications service under the Communications Act. Further, the FCC has found that mobile wireless broadband Internet access service is not a “commercial mobile service” under Section 332 of the Communications Act. Carriers offering mobile wireless broadband Internet access services are not considered common carriers and have no common carrier obligations with respect to this service. Accordingly, as a result of such classification decisions, we and our competitors have greater flexibility in establishing the terms and conditions, including pricing, of this service. These classification decisions could change over time, either as a result of FCC or Congressional actions, in an effort to assure that competing services are subject to comparable regulatory requirements.

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

Spectrum clearing. Spectrum allocated for AWS has been utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS-1 licensees benefiting from the relocation. The FCC has established a plan where the AWS-1 licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation procedures in which the AWS-1 licensee can relocate the incumbent non-governmental licensee at the AWS-1 licensee’s expense. The spectrum allocated for AWS-1 was utilized by certain governmental users, many of whom are required over time to relocate from the AWS-1 spectrum. However, in some cases, not all governmental users have yet relocated or are obligated to relocate and, in other cases, incumbent users are not obligated to relocate for some period of time, with varying time frames for relocation.

Spectrum allocated for 700 MHz previously was occupied by analog television broadcast licensees and currently is occupied by certain wireless microphone users. By federal law, all existing analog television broadcast licenses were obligated to vacate the 700 MHz spectrum by the digital television transition date, or June 12, 2009, without any reimbursement from 700 MHz licensees. The FCC also has ruled that all wireless microphone users are obligated to vacate the 700 MHz currently allocated for wireless services by June 12, 2010, but this order is not yet final. Licensees granted 700 MHz licenses are not obligated to pay for the relocation of wireless microphones from the 700 MHz band.

E-911 service. The FCC requires CMRS providers to implement basic 911 and enhanced, or E-911, emergency services. Our obligation to implement these services is incurred in stages on a market-by-market basis as local emergency service providers become equipped to handle E-911 calls. E-911 services allow state and local emergency service providers to better identify and locate wireless callers, including callers using special devices for the hearing impaired. The network equipment and handsets we utilize are capable of meeting the FCC’s E-911 requirements and we have constructed facilities to implement these capabilities in markets where we have had requests from local public safety emergency service providers. Because we employ a handset-based location technology, the FCC also has rules that require us to ensure that specified percentages of the handsets in service on our systems are location capable and meet certain location accuracy standards. The FCC actively monitors the compliance by CMRS carriers with E-911 requirements. The FCC has in the past and may in the future, impose substantial fines and forfeitures on wireless broadband mobile carriers for their failure to comply with the FCC’s E-911 rules and could impose other sanctions, including revocation of licenses or the imposition of mandatory reporting requirements, license conditions, and compliance programs. The FCC also has rules under which wireless broadband mobile carriers may be required to offer priority E-911 services to the public safety agencies under certain circumstances. States in which we do business may limit or eliminate our ability to recover our E-911 costs. The FCC is considering various alternative proposals for wireless E-911 Phase II location accuracy and reliability and an FCC order currently is circulating. These E-911 requirements may require us to expend additional capital and resources.

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

Interconnection. FCC rules provide that all telecommunications carriers are obligated upon reasonable request to interconnect directly or indirectly with the facilities and networks of other telecommunications carriers. All LECs also must, upon request, enter into mutual or reciprocal compensation arrangements with CMRS carriers for the exchange of intra-MTA traffic, under which each carrier compensates the other for terminated intra-MTA traffic originating on the compensating carrier’s network. Further, at a CMRS carrier’s request, incumbent local exchange carriers must exchange intra-MTA traffic with CMRS carriers at rates based on the FCC’s costing rules or rates set by state public utility commissions applying the FCC’s rules. CMRS carriers also have an obligation to engage in voluntary negotiation and may be subject to arbitration with incumbent local exchange carriers similar to those imposed on the incumbent local exchange carriers pursuant to Section 252 of the Communications Act. Once an incumbent local exchange carrier requests negotiation of an interconnection arrangement, both carriers are obligated to begin paying the FCC’s default rates for all intra-MTA traffic exchanged after the request for negotiation.

CMRS carriers generally are obligated to pay reasonable compensation to a LEC in connection with intra-MTA traffic originated by the CMRS carrier and terminated by the LEC. While these rules provide that LECs may not charge CMRS carriers for facilities used by CMRS carriers to terminate LECs’ traffic, LECs may charge CMRS carriers for facilities used to transport and terminate CMRS traffic and for facilities used for transit purposes to carry CMRS carrier traffic to a third carrier. Since 2005, no LEC has been permitted to impose rates by state tariff on a going-forward basis for the termination of a CMRS carrier’s intra-MTA traffic. We generally have been successful in negotiating arrangements with carriers with whom we exchange intra-MTA traffic. In addition, the FCC rules relating to intercarrier compensation are under review by the FCC in various rulemaking and adjudicatory proceedings, and it is not known whether or not there will be material changes in the applicable rules, when they might take effect and whether they will be beneficial or detrimental to us.

Access. In order to offer long distance services to our customers, we resell the long distance services provided by third parties. Those third parties are obligated to pay compensation to the telecommunications carriers who terminate our subscribers’ long distance calls. Historically, CMRS carriers generally have not been entitled to receive direct access payments for the long distance calls they terminate, but must pay access charges to other telecommunications carriers for calls they terminate. In October 2007, the FCC initiated a proceeding to determine whether the FCC’s current rules ensure that the rates for switched access services charged by LECs are just and reasonable. In this and related proceedings, the FCC is investigating certain traffic stimulation activities of LECs which are alleged to generate excessive fees for switched access traffic and which could affect compensation for intra-MTA traffic delivered by CMRS carriers to LECs. The FCC also is considering whether sharing of access revenues is appropriate. We and others have asked the FCC to cap the amount of compensation paid to LECs for traffic that is grossly imbalanced. If the FCC adopts such proposed limitations, it could reduce the amount of compensation we are obligated to pay LECs, and may affect the amount of access sharing revenue we receive.

Universal Service Fund (USF). The FCC has adopted rules requiring interstate communications carriers, including CMRS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses communications carriers who are providing subsidized basic communications services to underserved areas and users. The FCC requires carriers providing both intrastate and interstate services to determine their percentage of traffic which is interstate and the FCC has also adopted a safe-harbor percentage of interstate traffic for CMRS carriers. Historically, we have made these FCC-required payments using the safe-harbor method. However, starting in 2010, we migrated from using the safe harbor method to determining our interstate service based on a traffic analysis of our actual customer’s usage. The FCC prohibits carriers from recovering administrative costs related to administering the required universal service fund assessments. The FCC’s rules require that carriers’ USF recovery charges to customers not exceed the assessment rate the carrier pays times the proportion of interstate telecommunications revenue on the bill. The FCC has rulemaking proceedings pending in which it is considering a comprehensive reform of the manner in which it assesses carrier USF contributions, how carriers may recover their costs from customers and how USF funds will be distributed among and between states, carriers and services. Some of these proposals may cause the amount of USF contributions required from us and our customers to increase.

Eligible telecommunications carriers. Wireless broadband mobile carriers may be designated as Eligible Telecommunications Carriers, or ETCs, and may receive universal service support for providing service to customers using wireless service in high cost areas or to certain qualifying low income customers. Certain competing wireless broadband mobile carriers operating in states where we operate have obtained or applied for ETC status. Their receipt of universal service support funds may affect our competitive status in a particular market by allowing our competitors to offer service at a lower rate or for free, subsidized by the universal service fund. The FCC is considering altering, reducing, or capping the amount of universal support received by CMRS ETC providers. In May 2008, the FCC adopted an interim cap on payments to ETCs under the USF relating to providing wireless service in high cost areas, pending comprehensive reform that is now under consideration by the agency. We may decide in the future to apply for an ETC designation in certain qualifying high cost areas where we provide wireless services or to provide subsidized service to certain low income customers, though our ability to qualify may be affected by ongoing changes and possible future limitations in the program. If we are approved, these payments would be an additional revenue source that we could use to support the services we provide in high cost areas or to certain low income customers.

Regulatory fees. We are obligated to pay certain annual regulatory fees and assessments to support FCC wireless industry regulation, as well as fees supporting federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for the hearing-impaired and application filing fees. These fees are subject to change periodically by the FCC and the manner in which carriers may recoup these fees from customers is subject to various restrictions.

Equal access. At present, CMRS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules requiring unblocked access through carrier identification codes or 800/888 numbers to long distance carriers so CMRS customers are not denied access to their chosen long distance carrier, if the FCC determines the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.

Customer proprietary network information (CPNI). FCC rules impose restrictions on a telecommunications carrier’s use of customer proprietary network information, or CPNI, without prior customer approval, including restrictions on the use of information related to a customer’s location. CMRS carriers must take reasonable measures to discover and protect against pretexting and, in enforcement proceedings, the FCC will infer from evidence of unauthorized disclosures of CPNI that reasonable protections were not taken. The FCC has imposed substantial fines on certain wireless carriers for their failure to comply with the FCC’s CPNI rules. The FCC previously conducted a broad scale investigation into whether CMRS carriers are properly protecting the CPNI of their customers against unauthorized disclosure to third parties and may conduct further investigations in the future. The FCC also is seeking comment on additional CPNI regulations.

Congress and state legislators also have passed and may pass legislation governing the use and protection of CPNI and other personal information. For example, Congress enacted the Telephone Records and Privacy Protection Act of 2006, which imposes criminal penalties upon persons who purchase without a customer’s consent, or use fraud to gain unauthorized access to, telephone records. In addition, certain states have enacted, and other states in the future may enact, legislature relating to customer personal information. The recent and pending legislation (if enacted) may require us to change how we protect our customer’s CPNI and other personal information.

Services to persons with disabilities. Telecommunications carriers are required to make their services accessible to persons with disabilities. These FCC rules generally require service providers to offer equipment and services accessible to and usable by persons with disabilities, if readily achievable, and to comply with FCC-mandated complaint/grievance procedures. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While these rules principally focus on requirements that must be met by the manufacturers of wireless equipment, we are required to have a certain percentage of our handsets be hearing aid compatible and we have annual reporting requirements. In addition, we are required to offer these hearing aid-compatible wireless phones for each air interface we provide. As a result, this requirement may limit our ability to offer services using new air interfaces other than CDMA 1xRTT, such as dual mode CDMA/LTE handsets, may limit the number of handsets we can offer, or may increase the costs of handsets for those new air interfaces.

Backup power requirements. In October 2007, in light of Hurricane Katrina and other such natural disasters, the FCC adopted rules which, if they had taken effect, would have required us to maintain emergency backup power for a minimum of twenty-four hours for certain of our equipment that is normally powered from local commercial power located inside mobile switching offices, and eight hours for certain of our equipment that are normally powered from local commercial power and at other locations, including cell sites and DAS nodes. Various aspects of the rules were challenged in court and before the OMB. As a result, the rules have not taken effect and are not being enforced, and the FCC has indicated that it plans to seek comment on revised backup power rules applicable to wireless providers. In addition, if we were required to secure additional state or local permits or authorization, it could delay the construction of any new cell sites or distributed antenna systems, or DAS systems, and launch of services in new metropolitan areas.

Siting issues. The location and construction of wireless antennas, DAS systems and nodes, base stations and towers are subject to FCC and Federal Aviation Administration, or FAA, regulations, federal environmental regulations, and other federal, state, and local regulations. The FCC has adopted rules that are intended to expedite siting decisions by state and local authorities, but the rules are subject to continuing legal challenges. With respect to AWS-1 sites, we must notify the FAA when we add AWS-1 frequencies to existing sites that already have been determined not to be a hazard to air navigation by the FAA. Antenna structures used by us and other wireless providers also are subject to FCC rules implementing the National Environmental Policy Act and the National

Historic Preservation Act. Under these rules, construction cannot begin on any structure that may significantly affect the human environment, or that may affect historic properties, until the wireless provider has filed an environmental assessment with and obtained approval from the FCC or a local agency. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC or local agency determines that additional information is required or if community opposition arises. In addition, several environmental groups have requested various changes to the FCC’s environmental processing rules, challenged specific environmental assessments as failing statutory requirements and sought to have the FCC conduct a comprehensive assessment of antenna tower construction environmental effects. The FCC also has been ordered by the Court of Appeals for the DC Circuit to further consider the impact that communications facilities, including wireless towers and antennas, may have on migratory birds, and the FCC has initiated a proceeding to do so. In the meantime, there are a variety of federal and state court actions in which citizen and environmental groups have sought to deny individual tower approvals based upon potential adverse impacts to migratory birds.

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

Emergency warning. The FCC has adopted technical standards, protocols, procedures, and other requirements under the Warning, Alert, and Response Network Act, or WARN Act, to govern emergency alerting standards for CMRS providers which voluntarily elect to participate. Rules, regulations and industry protocols are in the process of being developed to implement this program. We have elected to participate in the voluntary emergency alert program. This election may cause us to incur costs and expenses and our customers may be required to purchase new handsets. Under the adopted rules, if a CMRS carrier elects to participate, the carrier must notify customers of the availability of emergency alerts but may not charge separately for the alerting capability and the CMRS carrier’s liability related to, or any harm resulting from, the transmission of, or failure to transmit, an emergency alert is limited. If we decide to withdraw from participation at a later date, our customers may decide to terminate their service with us. The FCC also is considering the feasibility of requiring wireless providers to distribute emergency information and the FCC may change its requirements for the rules under the WARN Act, which additional requirements or changes would cause us to incur additional costs and expenses.

Roaming. The FCC long has required CMRS providers to permit customers of other carriers to roam “manually” on their networks, for example, by supplying a credit card number, provided that the roaming customer’s handset is technically capable of accessing the roamed-on network. The FCC also has ruled that automatic roaming is a common carrier obligation for CMRS carriers and CMRS carriers must provide automatic roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non-discriminatory basis pursuant to Sections 201 and 202 of the Communications Act. This automatic roaming obligation extends to services such as ours that are real-time, two-way switched voice or data services that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-offs of subscriber calls. Automatic roaming rights are important to us because all our service plans that we now offer to new subscribers (and to all existing customers who opt-in) include certain coverage outside our existing metropolitan areas and we provide service in a limited number of metropolitan areas in the United States. As a result, we must rely on other carriers in order to offer services outside our existing metropolitan areas. The FCC rules, do not presently require carriers to provide automatic roaming to areas where the roamer’s home carrier holds licenses or otherwise has spectrum usage rights. This in-market limitation may preclude our customers from receiving automatic roaming in large portions of the United States where we hold licenses but have not yet built networks or offer services and do not have existing long-term roaming agreements, such as the geographic areas included in our AWS-1 licenses. The limitation of automatic roaming rights to areas in which we do not hold or lease spectrum could limit our ability to renew or extend our existing roaming agreements. We and other carriers have filed petitions for reconsideration of this limitation.

The FCC also has not extended the automatic roaming obligation to services that are classified as information services (such as high speed Internet services) or to services that are not CMRS, but the FCC is seeking comment on whether the roaming obligation should be extended to such non-interconnected services or features. If the FCC does not adopt an automatic roaming requirement for non-interconnected services or features, such as information services, high speed broadband services, and broadband Internet access services, we could have difficulty attracting and retaining certain groups of customers, especially to our LTE services.

In its recent approval of the Verizon Wireless purchase of Alltel Wireless, the FCC imposed conditions that allow carriers like us who have roaming agreements with both Verizon Wireless and Alltel Wireless to use either agreement to govern all traffic exchanged with the post-merger Verizon Wireless for at least four years after the date of the closing of the transaction. We have elected to have the Alltel Wireless roaming agreement govern all of our roaming traffic with the combined Verizon Wireless-Alltel, though Verizon Wireless may take the position that our right to elect the Alltel Wireless agreement only applies to the rate and not to other terms and conditions. We and others have asked the Commission to clarify these requirements, to extend the four-year commitment to seven years and to require post-merger Verizon Wireless to offer automatic roaming for data services and features on a non-discriminatory basis.

National Broadband Plan. The American Recovery and Reinvestment Act of 2009, or Recovery Act, requires the FCC to coordinate with the National Telecommunications and Information Administration, and in conjunction with the Broadband Technology Opportunities Program established by the Recovery Act, the FCC has been tasked to establish a National Broadband Plan. The Recovery Act states that the National Broadband Plan shall seek to ensure that all people of the United States have access to broadband capability and establish benchmarks for meeting that goal. The National Broadband Plan is expected among other things, to determine whether additional spectrum is required for wireless broadband services. Congress directed the FCC to produce the National Broadband Plan by February 17, 2010, but the FCC has requested a 30 day extension of this date. As a result, the date by which the plan will be finalized is not certain. A number of industry participants, including the primary wireless industry association, have indicated that the FCC should identify and auction an additional 800 MHz or more of wireless broadband spectrum in the next decade. In a recent speech, the Chairman of the FCC, indicated that the National Broadband Plan will include an initiative to identify and auction an additional 500 MHz of spectrum over the next decade.

Wireless open access. A provider of VoIP services has asked the FCC to issue a declaratory ruling that would give wireless broadband mobile customers the right to utilize any device of their choice to access a wireless broadband mobile network as long as the device did not cause interference or network degradation and the FCC has placed this request on public notice. The petition also seeks to enable customers to run applications of their choice on wireless broadband mobile networks. This so-called “Wireless Carterfone Rule” is opposed by many wireless broadband mobile interests, including us and the Wireless Industry Association, CTIA. The proponent also requested that the FCC initiate proceedings to determine whether the current practices of wireless broadband mobile carriers comport with the Communications Act. The adoption of such a rule for existing networks could permit third parties to run applications on our network that consume large amounts of airtime and/or bandwidth. Our fixed price, unlimited service is not well-suited to such applications and a mandate of this nature could substantially impede our business.

Net Neutrality. In October 2009, the FCC issued a notice of proposed rulemaking seeking comment on codifying its existing Internet policy principles, adding further principles of nondiscrimination and transparency, a possible acknowledgement that these principles apply to all forms of broadband Internet access, including wireless access, and principles governing so called “managed” or “specialized” services. The FCC has proposed that the nondiscrimination principle would prohibit broadband Internet access service providers, including wireless access providers, from favoring or disfavoring lawful content, applications, or services accessed by their subscribers, but would allow broadband providers to engage in reasonable network management. The transparency principle as proposed by the FCC would require providers of broadband Internet access service to make available relevant information regarding network management practices to the consumers who purchase their service; to content, application, and service providers, who must ensure that their offerings function on the Internet; and to the Commission. The FCC has proposed that all of the principles would be subject to reasonable network management and the needs of law enforcement, public safety, and homeland and national security. The FCC has sought comment on whether these proposed rules should apply to all Internet access service providers and whether such proposed rules should apply to all broadband Internet access services provided by such providers. The proposed net neutrality rules have generated voluminous comment, much of it supportive, but also has drawn harsh criticism from several segments of the telecommunications industry, including most wireless carriers. The likely outcome and timing of any action is uncertain. The adoption of such rules for our wireless broadband networks could permit third parties to run applications on our network that consume large amounts of airtime and/or bandwidth. Our fixed price, unlimited service is not well-suited to such applications and a mandate of this nature could substantially impede our business.

Network management. In November 2007, a digital content company asked the FCC to prohibit broadband network operators from blocking, degrading or unreasonably discriminating against lawful Internet applications, context or technologies. In August 2008, the FCC ruled that Comcast Corporation violated the FCC’s policy regarding reasonable broadband network management by discriminating against certain types of network traffic. This ruling currently is on appeal. This ruling’s impact on us, or whether the FCC will initiate similar investigations against other broadband providers, including wireless providers, is presently unknown.

White spaces. In November 2008, the FCC adopted rules to allow unlicensed radio transmitters to operate in the unused broadcast digital television spectrum, or White Spaces. The FCC’s rules provide for both fixed and personal/portable devices to operate in the White Spaces on an unlicensed basis, subject to various protections to existing users of the spectrum. Policies and industry protocols are in the process of being developed to implement this program. It is possible that entities may offer services in the White Spaces that could compete with services offered by us.

Regulatory classifications. In January 2008, the FCC solicited comments on whether text messages and short codes are common carrier services to which CMRS carriers must provide non-discriminatory access. The outcome of an FCC ruling or the effect that such a requirement would have on us is presently unknown.

Outage reporting. The FCC and certain states in which we operate require all telecommunications carriers, including wireless carriers, to report outages meeting certain specified criteria to the FCC and such states. These reporting requirements affect the way we track and gather data regarding system outages and repair outages, and potentially subject us to fines and forfeitures if we fail to make timely reports.

Other Federal Regulation

Copyright protection. The Digital Millennium Copyright Act, or DMCA, prohibits the circumvention of technological measures employed to protect a copyrighted work, or access control. However, under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt certain activities which otherwise might be prohibited by that section for a period of three years, subject to possible extension for successive three year periods. In November 2006, the Copyright Office granted an exemption to the DMCA to allow circumvention of software locks and other firmware that enable wireless handsets to connect to a wireless telephone network when such circumvention is accomplished for the sole purpose of lawfully connecting the wireless handset to another wireless telephone network. We have implemented a service called MetroFlash that enables new customers under certain circumstances to unlock their existing CDMA handsets, reprogram them to operate on our networks, and to connect them to our network. The exemption was renewed in October 2009 until the Copyright Office resolves whether to grant an additional three year extension. We and others filed comments asking the Copyright Office to extend this, or a substantially similar exemption, for another three-year period. Other interested parties, including the principal wireless industry association, or CTIA, have opposed any extension of this exemption. The outcome of the Copyright Office’s determination is presently unknown.

Economic Stimulus. Congress recently enacted the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants to provide access to broadband service to consumers residing in rural, unserved or underserved areas of the United States. The grants are available to, among others, wireless broadband mobile carriers. Grants of up to 80% of the total cost of the project may be used to fund broadband infrastructure projects in certain instances. A portion of these funds were made available in 2009 and the remainder is expected to be made available in 2010. Some of our competitors and new entrants have applied, and we and others may decide to apply, for the Recovery Act funds. The details regarding the terms and conditions of any such grants are unsettled and the usefulness of these funds to us is uncertain. If our competitors or new entrants receive grants, this could allow them to provide service at lower rates, to have lower costs to provide service, or to provide service in areas that we could not serve economically without support from these grants. If we seek and receive these grants, we could use these funds to provide service in areas that we traditionally have not served, to reduce our costs to provide service in certain areas, and to lower our service prices.

Other. Our operations also are subject to various other regulations, including those regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. The failure to meet or maintain compliance with such regulations could subject us to fines, penalties, potential administrative and enforcement proceedings or legal action. See “—Risk Factors.”

State, Local and Other Regulation

The Communications Act preempts state or local regulation of market entry or rates charged by any CMRS provider. As a result, we are free to establish rates and offer new products and services with minimum state regulation. However, states and local agencies may regulate “other terms and conditions” of wireless service, and certain states where we operate have adopted rules and regulations to which we are subject, primarily focusing upon consumer protection issues and resolution of customer complaints. In addition, several state authorities have initiated actions or investigations of various wireless carrier practices. These proceedings could require us to change our marketing practices, ultimately increasing state regulatory authority over the wireless industry. To the extent that applicable rules differ from state to state, our costs of compliance may go up and our ability to have uniform policies and practices throughout our business may be impaired. State and local governments also may manage public rights of way and can require fair and reasonable compensation from telecommunications carriers, including CMRS providers, for the use of such rights of any, so long as the government publicly discloses such compensation.

Various decisions have been rendered by, and other proceedings are pending before, state public utility commissions and courts pertaining to the extent to which the FCC’s preemptive rights over CMRS rates and entry prevent states from regulating aspects of wireless service, such as billing policies and other consumer issues. These proceedings could subject us to additional state regulation which could cause us to incur additional costs.

The FCC recently ruled that the rates to be charged by competitive local exchange carriers, or CLECs, to CMRS carriers should be resolved by the pertinent state regulatory commissions. We have appealed this ruling. In the meantime, CLECs have begun filing applications with state regulatory commissions seeking to set rates for their termination services, which could subject us to a multiplicity of state rate cases in which the state regulatory commission would set the rates to be charged by CLECs to CMRS carriers for the termination of traffic by CMRS carriers to CLECs.

The location and construction of wireless antennas, DAS systems and nodes, base stations and towers are subject to state and local environmental regulations, zoning, permitting, land use and other regulation. Before we can put a DAS node or site into commercial operation, we, or the tower owner in the case of leased sites, must obtain all necessary zoning and building permit approvals. The time needed to obtain necessary zoning approvals, building permits and other state and local permits varies from market to market and state to state and, in some cases, may materially delay our ability to provide service. The FCC recently issued an order limiting the time a municipality could not act on an application before the applicant could appeal such inaction. Variations also exist in local zoning processes. Further, certain cities and municipalities impose severe restrictions and limitations on the placement of wireless facilities which may impede our ability to provide service in some areas. In addition, in order to deploy DAS systems, our DAS provider may need to obtain authorization from a local municipality. In at least one instance, such authorization is subject to challenge. Actions of this nature could have an adverse effect on our ability to construct and launch service in new metropolitan areas or to expand service in existing markets. Further, we may be subject to environmental compliance regulations with respect to the operation of standby power generators, batteries and fuel storage for our telecommunications equipment. A failure or inability to obtain necessary zoning approvals or state permits, or to satisfy environmental rules, may make construction impossible or infeasible on a particular site, might adversely affect our network design, increase our network design costs, require us to use more costly alternative technologies, such as DAS systems, reduce the service provided to our customers, and affect our ability to attract and retain customers. Local zoning and building ordinances also may make it difficult for us to comply with certain federal requirements, such as the backup power requirements under consideration by the FCC.

Certain states and municipalities in which we provide service or plan to provide service have passed laws prohibiting texting or the use of wireless phones while driving or requiring the use of wireless headsets, other states and municipalities may adopt similar restrictions in the future, and one national organization is advocating a total ban on the use of wireless phones while driving.

Certain states in which we provide service are in the process of reviewing proposed legislation that would require persons selling prepaid wireless services, such as ours, to verify a customer’s identity using government identification. We currently do not require our subscribers to provide a government issued identification to initiate service with us.

Future Regulation

From time to time, federal, state or local government regulators enact new or revise existing legislation or regulations that could affect us, either beneficially or adversely. Ongoing changes in the political and financial climate may foster increased legislation or regulation, which might adversely affect us.

Item 1A. Risk Factors

Risks Related to Our Business

Our business strategy may not succeed in the long term.

Our business strategy has been to offer unlimited wireless broadband mobile services with limited geographic coverage on a paid-in-advance basis for flat monthly rates without requiring a long-term service contract or a credit check. Recent competitive pressures have forced us to change our service plans, which may prove to be unsuccessful in the long term. A number of other carriers, resellers and mobile virtual network operators, or MVNOs, are offering, or in the future may offer, services plans similar to, or competitive with, our service plans with more extensive geographic coverage than ours and other differentiating features. In response, we have introduced new service plans, which all include service coverage on a nationwide, tax-inclusive basis. If our business strategy is unsuccessful, we may be forced to alter our service offerings, cost structure and geographic focus, all of which may have a material adverse effect on our business, financial condition and operating results. If we have a disproportionate number of our customers on our lower priced service plans or if our customers do not purchase our service plans in the mix we anticipate, it could result in lower revenues and lower profitability, which could have a material adverse effect on our business, financial condition, or operating results. From time to time, we evaluate our products, service offerings and the demands of our target customers and may, as a result, amend, change, discontinue or adjust our products, service offerings or initiate or offer new permanent, trial or promotional product or service offerings. These new or changed product and service offerings may not succeed in the long term or prove to be profitable. These new or changed product and service offerings may result in reduced revenues, increased expenses, and other adverse financial or operational consequences, which could have a material adverse effect on our business, financial condition and operating results.

Our tax inclusive plans make us susceptible to increases in taxes and regulatory fees.

We have recently begun to offer service plans that include applicable taxes and regulatory fees for a flat fee. Because of budget shortfalls and regulatory policies, the government and regulatory agencies may increase the taxes and regulatory fees payable on our services. If the government or regulatory agencies increase the taxes or regulatory fees that are attributable to our services, it could negatively impact the profitability of our services. If we attempted to include such increased taxes and regulatory fees, we could experience increased churn, decreased revenues or fewer customer additions. If we experience lower profitability, lower margins, increased churn, or lower sales, it could have a material adverse effect on our business, financial condition and operating results.

The lack of a strong brand name or inability to maintain or strengthen our brands may reduce our ability to retain and attract customers, which could adversely affect our business, financial condition and operating results.

With increased competition in the wireless telecommunications industry, in particular in the fixed-price, unlimited use of paid-in-advance services, we believe marketing and promotional activities are critical to the success of the business and a strong brand and image is an essential part of our marketing activities. Developing, promoting and maintaining our brand and image requires a consistent capital investment and expense to promote our brands and there can be no assurance that this investment in our brand and image or the promotion of our brand and image will be successful. If we fail to develop, promote and maintain a strong brand and image or we are unsuccessful in promoting our brands it could have a material adverse effect on our business, financial condition and operating results.

A failure to meet the demands of our customers could adversely affect our business, financial condition and operating results.

Customer demand for our products and services could be impacted by numerous factors including the different types of products and services offered, service content, technology, coverage, compatible handset options, distribution, service areas, network operability and quality, customer perceptions, customer care levels and the prices and range of service plans and products. Managing these factors and customers’ expectations of these factors is essential in attracting and retaining customers. We continually incur costs in order to improve and enhance our products and services to remain competitive and to keep up with our customer demand, which include costs to expand the capacity and coverage of our network, costs to replace or migrate to new technology platforms, vendors or services, costs to enhance or upgrade our networks, including costs to upgrade to LTE or other fourth generation, or 4G technologies, costs to purchase additional spectrum and necessary infrastructure equipment, costs to implement new or different services, service plans, handsets and related accessories to meet customer needs and costs to secure the necessary governmental approvals and renewals for our operations. Delays or failure to purchase additional spectrum or to make these enhancements to our products, services or network, could limit our ability to meet our customer demands or customer expectations. Further, even if we continually upgrade and maintain our networks and enhance our products and services, there can be no assurance that our existing customers will not switch to another wireless provider or that we will be able to attract new customers. If we are unable to meet our customer demands or customer expectations, including providing customers with reliable and compatible network devices and managing our sales, distribution, advertising, customer support, billing and collection costs, we may have difficulty attracting and retaining customers, which could increase our churn and operating costs and decrease our revenue, resulting in an adverse effect on our business, financial condition and operating results.

We may not be successful in continuing to grow our customer base.

Our business plan assumes continued growth in our customer base. Our ability to grow our customer base and achieve the customer penetration levels that we currently believe are possible with our business model in our markets is subject to a number of risks, including:

•	increased competition from existing competitors or new competitors;

•	higher than anticipated churn in our markets;

•	our inability to increase our network capacity in areas we currently serve to meet increasing customer demand;

•	our inability to upgrade our networks to 4G;

•	limitations in our customer service, billing and other systems;

•	our inability to manage inventory and adequately forecast our inventory needs, such as handset quantity, quality and type;

•	our inability to meet customer expectations and demands;

•	our inability to continue to offer products or services which our current or prospective customers want;

•	our inability to launch service in new metropolitan areas;

•	our inability to attract and retain indirect agents and dealers for our products and services;

•

our inability to increase the relevant coverage areas in our existing markets, to expand our roaming arrangements to areas that are important to us or to allow us to offer services at rates which are attractive to our current and prospective customers;

•	unfavorable United States economic conditions, which may have a disproportionate negative impact on certain portions of our customer base;

•	changes in the demographics of our markets; and

•	adverse changes in the legislative and regulatory environment that may limit our ability to grow our customer base.

If we are unable to achieve the aggregate levels of customer penetration that we currently believe are possible with our business model, our ability to continue to increase our customer base and revenues at the rates we currently expect may be limited and we may fail to achieve additional economies of scale. Any failure to achieve the penetration levels we currently believe are possible with our business model and to successfully increase our customer base may have a material adverse impact on our business, financial condition and operating results.

Our business is seasonal and our operating results for future periods will be affected negatively if we fail to have strong customer growth in the first and fourth quarters.

Our business is seasonal and reflective of promotional activity, competition in the industry and the existing economic conditions. Our largest numbers of subscribers are typically added in the first and fourth quarters. However, sales activity and churn can be strongly affected by the launch of new and surrounding metropolitan areas and promotional activity, which can reduce or outweigh certain seasonal effects. If we fail to meet our expectations for customer additions in the first or fourth quarter, it could have a material adverse impact on our business, financial condition and operating results for future periods.

Failing to manage our churn rate or experiencing a higher rate of customer turnover than we have forecasted could adversely affect our business, financial condition and operating results.

Our customers do not have long-term contracts and can discontinue their service at any time without penalty. In addition, as handset prices continue to decline, they become more disposable for our customers, who may then change wireless providers or phones, increasing our churn. Our rate of customer churn can be affected by a number of factors, including the following:

•	network issues, including network coverage, network reliability, technology upgrades, dropped and blocked calls, and network availability;

•	geographic coverage, including roaming coverage, which is less extensive than our competitors;

•	affordability and general economic conditions;

•	supplier or vendor failures;

•	customer perceptions of our services and offerings;

•	customer care concerns, including reliance on automated customer service solutions that do not provide customers with the one on one attention they desire;

•	our rate of growth;

•	handset, application, and content selection and issues, including lack of early access to the newest handsets, innovative wireless applications, and content, handset prices and handset problems;

•	the types, make-up and nature of our service plans and our marketing and promotional offers;

•	wireless number portability requirements that allow customers to keep their wireless phone numbers when switching between service providers;

•	our inability to offer bundled services or services offered by our competitors;

•	our lack of a third generation, or 3G, broadband wireless network in most of our metropolitan areas;

•	delays or problems in our roll-out of LTE; and

•

competition and competitive offers by other wireless broadband mobile service providers, including offers by compatible carriers allowing our customers to keep their handsets when they sign up for service with such other carrier.

We cannot assure you that our strategies to address customer churn will be successful. In addition, we may not be able to profitably replace customers who leave our service or replace them at all. If we experience a churn rate higher than we expect or fail to replace lost customers, we could experience reduced revenues and increased marketing costs to attract replacement customers required to sustain our business plan, which could reduce our profit margin and could reduce the cash available to construct and operate new metropolitan areas, to expand coverage and capacity in existing metropolitan areas, or to upgrade our networks to LTE, all of which could have a material adverse effect on our business, financial condition and operating results.

Our operations require continued capital expenditures and a failure to access additional capital could have a material adverse effect on our business, financial condition and operating results.

Our business strategy involves expanding into and competing in major metropolitan areas, all of which have significant established competition from other providers. To compete effectively, we must continue to upgrade and enhance our network and services. As a result, we have invested and expect to continue to invest a significant amount of capital in the future to construct, maintain, upgrade and operate our network, billing, customer care and information systems, to implement our business plans, including our 4G network, and to support future growth of our wireless business.

Historically, we have been able to finance our growth and build out of our existing and planned metropolitan areas and fund capital expenditures and service our debt from cash internally generated from our operations and various debt and equity offerings. If our current cash and excess internally generated cash flows are insufficient to fund our business plan, improve and expand our network infrastructure and services, participate in new opportunities, engage in acquisitions of additional spectrum or businesses or participate in future FCC auctions, or service our debt, we may be forced to sell additional equity, seek additional debt financing, borrow additional amounts under our existing senior secured credit facility, refinance our existing indebtedness, or delay certain of our planned expansion or other initiatives, additions of capacity, and technological advances. Our senior secured credit facility and indentures governing our 9 1/4% senior notes permit us, subject to specific limitations and restrictions, to incur additional indebtedness. Our senior secured credit facility includes a presently undrawn revolving line of credit that is to be funded by a number of commercial and investment banks. However, deteriorating worldwide economic conditions, a banking crisis, or tightening capital markets may affect whether our lenders are able to honor their commitments to fund our revolving line of credit should we need to draw on such line of credit to pursue new opportunities, engage in acquisitions, or purchase additional spectrum. Additionally, we may require additional capital to fund our long-term business plan, including operating losses, network expansion and upgrades, servicing of our debt, possible spectrum acquisitions or other business combinations or acquisitions. Our success and viability will depend on our ability to maintain and increase revenues and to raise additional capital, when and if needed, on reasonable terms. We may not have the cash or be able to arrange additional financing, whether debt, equity or otherwise, to fund our future needs on terms acceptable to us or at all. Our ability to arrange additional financing will depend on, among other factors, our credit ratings, the prospects for our business, our leverage, financial and operating performance, general economic, financial, competitive, legislative and regulatory conditions, consumer credit conditions, consumer confidence, unemployment rates and prevailing capital market conditions. Many of these factors are beyond our control.

Should we need to access the market for additional funds, the competitiveness of the wireless telecommunications industry, the volatility and demand of the capital markets, any change in our credit rating, change in our business or business prospects, and uncertainty in the credit and capital markets may make it more difficult and costly for us to raise capital through the issuance of any equity securities or incur any additional debt or refinance existing debt on terms acceptable to us or at all. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses as planned or to meet competitive challenges; forego strategic opportunities; delay and/or reduce network deployments, upgrades, and capital expenditures, operations, spectrum acquisitions and investments; and restructure or refinance our indebtedness prior to maturity or sell additional equity or seek additional debt financing. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our senior secured credit facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our working capital and other liquidity needs, or at all. Further, as our operations grow, it may be more difficult to adapt and modify our business plan based on the availability of funding. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit ratings could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access additional capital.

We face intense competition from other telecommunications providers and new entrants in the marketplace.

We compete directly in each of our markets with wireless, wireline, cable, satellite, Internet and other communications service providers. Many of our current and prospective competitors are, or are affiliated with, major companies that have better developed networks and support systems, substantially greater financial, technical, personnel, marketing and lobbying resources and bargaining power than we have. Some have greater access to capital, cash reserves, spectrum holdings, longer-established brands with name recognition, larger geographic coverage areas, roaming coverage, third-party distribution, unique intellectual property, exclusive distributorship arrangements for certain popular brands of handsets, applications and content and a larger market share, more widespread service areas, and more advanced technology than we have, all of which may affect our ability to compete successfully. These competitors often have established relationships with a larger base of current and potential customers and, due to size and bargaining power, may obtain discounts for features, equipment, handset and services. Further, as the growth in the post-pay sector of the wireless industry continues to decrease, many of these same larger, nationwide competitors with ample resources are either, directly or indirectly, through resellers, entering into the paid-in-advance section of the wireless industry, significantly increasing competition and pushing down revenues with aggressive sales and marketing campaigns. These advantages may allow our competitors to offer services (including, handset subsidies, higher commissions to distributors and dealers and greater bundled features and content) we do not and cannot offer, offer lower prices, market to broader customer segments, and offer service over larger geographic areas, which may have a material adverse effect on our business, financial condition and operating results. Further concentration of the market may result in our having one or two competitors with such market power that our ability to compete may be adversely affected.

Some of our competitors have, or may in the future, take advantage of governmental loan, grant or credit programs, which may allow them to offer services for lower prices, have lower costs, or provide service in areas that may be uneconomic for us to serve without taking advantage of such programs. If we choose not to, or are unable to, participate in such governmental programs and our competitors participate, it could have a material adverse effect on our business, financial condition, and operating results.

We may face additional competition from existing or new entrants as a result of future FCC auctions of spectrum and/or through legislative change or actions by the FCC allowing the development of new products and services by existing competitors and allowing other non-telecommunications businesses to enter the industry.

The FCC in the past has taken, and may in the future take, steps to make additional spectrum available for wireless services in each of our metropolitan areas. Any auction and licensing of new spectrum may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not be able to offer with the licenses we hold or to which we have access due to technological or economic constraints. Also, the FCC has taken, and in the future may take, regulatory actions designed to provide greater capacity and flexibility to other licensees, including our competitors, and could allow companies that are not currently our competitors to offer competing products and services. In addition, some companies in non-telecommunications businesses, including cable, energy companies and utility companies, also are expanding their services to offer communications and broadband services. Moreover, some companies in non-regulated portions of the telecommunications business, such as Internet search engine companies, are offering products and services that compete with our more highly regulated services. We cannot control most of these factors and the continuing consolidation and resulting economies of scale and access to greater resources and additional competition could result in greater product, service, pricing and cost disadvantages to us which could have a material adverse effect on our business, financial condition and operating results.

Recent competitive pressures have caused us to change our service plans, which may prove to be unsuccessful in the long term. A number of other carriers, resellers and MVNOs are offering, or in the future may offer, service plans similar to, or competitive with, our service plans with more extensive geographic coverage than ours and other differentiating features. In response to increasing competition in the pre-paid market, we have introduced new service plans, which all include service coverage on a nationwide, tax-inclusive basis. Our new service plans, however, may not succeed in the long term or we may need to change our business strategy. If we have a disproportionate number of our customers on our lower priced service plans or if our customers do not purchase our service plans in the mix we anticipate, it could result in lower revenues and lower profitability, which could have a material adverse effect on our business, financial condition and operating results. From time to time, we evaluate our products, service offerings and the demands of our target customers and may, as a result, amend, change, discontinue or adjust our products, service offerings or initiate or offer new permanent, trial or promotional product or service offerings. These new or changed product and service offerings may not succeed in the long term or prove to be profitable. These new or changed product and service offerings may result in reduced revenues, increased expenses, and other adverse financial or operational consequences, which could have a material adverse effect on our business, financial condition and operating results.

The continuing consolidation in the wireless industry through mergers, acquisitions and joint ventures is creating increased competition and marketing initiatives.

The recent joint ventures, mergers and strategic alliances in the wireless industry have resulted in, and if the trend continues, will continue to foster, larger competitors competing for a limited number of customers. With the increased competition and with the effect of the aggregate penetration of wireless services in all markets, which has made it more difficult to attract and retain customers, our operating results could be adversely affected by such larger competitors with greater means to compete and our ability to grow may be hindered. Many of our competitors with greater access to capital and production and distribution resources also have entered into or may enter into exclusive deals with vendors and suppliers, including handset vendors, wireless application developers and content providers. As handset, application, and content selection and pricing are increasingly important to customers, the lack of availability to us of some of the latest and most popular handsets, applications, and content, whether as a result of exclusive dealings or volume discounting, could put us at a significant competitive disadvantage and could make it more difficult for us to attract and retain our customers. Similarly, we believe we pay more, on average, than other national carriers for our handsets and if this continues, we could be forced to further subsidize the price of our handsets and pay higher sales commissions on the sale or upgrade of handsets, which could adversely affect our business, financial condition and operating results.

We may face increasing competitive pricing and service bundling, which could adversely impact our ability to attract and retain customers and the profitability of our services.

The competitive pressures of the wireless telecommunications industry have caused, and may continue to cause, other carriers to offer unlimited service plans or service plans with increasingly large bundles of minutes of use or unlimited use at increasingly lower prices or fixed monthly prices on a national coverage basis. All of our national wireless broadband mobile competitors and certain of our regional competitors and MVNOs currently are offering unlimited fixed-rate service plans in the markets where we operate and plan to operate and this may cause other wireless competitors to offer unlimited fixed-rate service plans as well. Since we primarily serve major metropolitan areas where the national wireless broadband mobile carriers and MVNOs are also offering services and we believe the overall post-paid market is experiencing slowing growth, we anticipate more competition in the paid-in-advance sector of the wireless broadband mobile industry, which may subject us to greater commercial disadvantages. Further, market prices for wireless broadband mobile services in general, and for fixed-price, unlimited use of paid-in-advance services in particular, have declined over time and we anticipate will continue to decline with increased competition, including competition from carriers and MVNOs. Moreover, certain carriers we compete against, or may compete against in the future, offer additional services, such as wireline phone service, cable or satellite television, media and Internet, and are capable of bundling their wireless services with these other services in a package of services that we may not be able to duplicate at competitive prices. In response to all the competitive offerings in the marketplace and falling market prices, we have added, and in the future may be required to add additional select features to our existing service plans in our metropolitan areas, change areas included in our roaming, long-distance and other products and services, and change our service plans. We may also consider additional targeted promotional activities and reduced pricing as well as reducing the extent to which we pass through to customers various regulatory fees we have to pay and subsidizing the cost of handsets or increasing commission payments to our indirect dealers as we evaluate and respond to the competitive environment going forward. As a result, we expect that increased competition may result in more competitive pricing, slower growth, higher costs and increased churn of our customer base, as well as the possibility of having to change our service plans in response to customer demands, preferences and demographic trends, increase our handset subsidies, and increase our dealer payments, which could have a material adverse effect on our business, financial condition and operating results. Failure to respond timely to competition and marketing strategies could reduce revenue, market share and net income, which would have a material adverse effect on our business, financial condition and operating results.

We may not be able to respond quickly or effectively to new marketing and sales initiatives launched by our competitors.

Many of our competitors have far greater resources, including sales and marketing resources with far larger marketing budgets than we do. We do not know and cannot anticipate what sales and marketing initiatives our competitors may launch or the magnitude of their efforts. As a result, our response may be ineffective after our competitors have already launched their sales and marketing initiatives and may be delayed by longer lead-time elements in our business system, such as network resources and billing software. Further, our business model is premised on the company achieving and maintaining a low cost structure, which we achieve by centralizing certain sales and marketing activities and designing and implementing major sales and marketing efforts across all of the metropolitan areas we serve.

Further, in general, we also do not spend as much on advertising and marketing as some of our competitors. We generally have had, and anticipate in the future having, less sales and marketing resources than our competitors, and we have spent, and anticipate spending, less on advertising and marketing than our competitors. We generally do not have the resources to respond to all advertising and marketing initiatives of our competitors and consequently our efforts may not be effective. As a result, our response may be inadequate to competitive initiatives, which may allow our competitors to gain competitive share and to have an effect on our brand and sales and marketing efforts. We may not have time to conduct extensive customer focus groups or sales trials before launching our sales and marketing initiatives companywide. As a result, our initial sales and marketing initiatives may not adequately respond to our competitors’ sales and marketing initiatives. If we are unable to respond quickly enough or effectively to new marketing and sales initiatives launched by our competitors, it could have a material adverse effect on our business, financial condition, and operating results.

We may not have a large enough supply of handsets to meet the demands of our customers.

Our marketing and purchasing personnel are required to coordinate their activities to ensure that our distribution channels have adequate sales stock to support our sales and marketing initiatives. If we fail to maintain an adequate sales stock to support our sales and marketing initiatives, we could have excessive customer demand for handsets with only a limited supply or an excess supply of handsets for which we have no demand. Additionally, we may fail to predict and select the appropriate handsets for our marketing and sales initiatives resulting in us not meeting our customer’s demands.

The wireless industry is experiencing rapid technological change.

The wireless telecommunications industry has been, and we believe will continue to be, characterized by significant technological change, including the rapid development and introduction of new technologies, products, and services, such as voice-over Internet protocol, or VoIP, push-to-talk services, location-based services, such as global positioning satellite, or GPS, mapping technology, social networking services, and high speed data services, including streaming audio, streaming video, mobile gaming, music and file downloads, advertisement paid services, video conferencing and other applications. These technological advances, evolving industry standards, ongoing improvements in the capacity and the quality of digital technology, such as the implementation and development of 3G technology, wideband technologies such as WiFi or WiMax which do not rely on FCC-licensed spectrum, or the development of 4G technology, such as LTE, and the development of data and broadband capabilities, could cause the technology used by us on our wireless broadband mobile network to become less competitive or obsolete. Additionally, VoIP is an emerging technological trend that could result in a decrease in demand for switched telephone services, such as those we currently provide. The resulting technological development of WiFi or WiMax enabled handsets permitting customers to communicate using voice and data services with their handset using this VoIP technology in any area equipped with a wireless Internet connection, or hot spots, could potentially allow more carriers to offer larger bundles of minutes while retaining low prices and the ability to offer attractive roaming rates. The number of hot spots in the U.S. is growing rapidly, with some major cities and urban areas approaching universal coverage. Further, the development of new equipment, such as femtocells, could allow our competitors to offer increased usage without increased cost thus reducing our cost advantage. As a result, competitors using more traditional and commercially proven technological advances to provide service or using more efficient, less expensive technologies (including those not yet developed), may have a competitive advantage over us by retaining and increasing their customer base and realizing certain economies of scale. As the CDMA infrastructure of our network becomes less popular or obsolete, the cost of compatible equipment and technology may also increase and we may also be subject to significant write-offs or changes in estimated useful life.

Our continued success will depend, in part, on our ability to anticipate or adapt to these and future technological changes and to offer, on a timely basis, products and services that meet customer demands. For us to keep pace with these technological changes and remain competitive, we may continue to make significant capital expenditures in our networks, acquire additional spectrum, and design and offer new services. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings and those offered by our competitors. We cannot assure you that we will obtain access to new technology, such as LTE, on a timely basis, on satisfactory terms, or that we will have adequate spectrum, or be able to acquire additional spectrum, to offer new services or implement new technologies. If we do not offer these services, we may have difficulty attracting and retaining customers. Further, we cannot predict the effect of technological changes on our business. We also cannot be certain that the choices we make regarding technology and new service offerings will prove to be successful in the marketplace or will achieve their intended results. All of these factors could have a material adverse effect on our business, financial condition and operating results.

We are dependent on certain network technology improvements, which may not occur or may be materially delayed.

Most national wireless broadband mobile carriers have greater spectrum capacity that can be used to support 3G and 4G services. These national wireless broadband mobile carriers are currently investing substantial capital to deploy the necessary equipment to deliver 3G enhanced services, and have invested in additional spectrum to deliver 4G services, and some have announced plans to deploy 4G technology in their networks. Two of our national wireless broadband mobile competitors acquired a significant portion of the 700 MHz spectrum auctioned by the FCC. The national wireless broadband mobile carriers in many instances on average have more spectrum in each of the metropolitan areas in which we operate, or plan to operate, than we and Royal Street have combined, and may have spectrum with better propagation characteristics. We do not plan to invest any further capital into 3G broadband technology and will instead develop 4G technology to enable us to offer customers new and advanced services. We are planning to design, roll-out and begin selling LTE services in most of our currently served metropolitan areas by the end of 2010. Our decision to develop 4G technology will require significant capital expenditures. In order to meet this objective, we are required to deploy LTE equipment at a substantial number of our existing cell sites. In some cases, because of the limited amount of spectrum available to us in certain metropolitan areas, we will be required to deploy LTE on 1.4 or 3 MHz channels adjacent to our existing CDMA network in those metropolitan areas. This deployment will require engineering solutions, which may not work as anticipated, or which may take longer to deploy than anticipated. We currently are dependent on a limited number of infrastructure and equipment providers to assist us in the development and deployment of our 4G network and to manufacture equipment for use on our network. Our plans to move to 4G technology may result in additional risks and expenditures such as, among other things:

•	inability to timely develop and engineer design and network changes for the launch of 4G services;

•	reliance on existing engineering staff in each of our metropolitan markets to oversee our LTE deployment;

•

delay in the development and deployment of our 4G networks due to lack of necessary equipment and products being designed and manufactured or due to limited staffing resources and lack of proper coordination across all our markets;

•	network and system compatibility issues;

•

unanticipated and unforeseen costs or higher costs attributable to the lack of experience with 4G technology and the implementation of the deployment of 4G technology and the maintenance of the 4G technology and network;

•	inability to acquire or lease additional cell sites or lease additional space at existing cell sites needed for expansion;

•	obtaining necessary permits and regulatory approvals or third-party approvals for network construction, implementation and deployment;

•	possible quality and reliability issues of the 4G network once deployed due to integration, compatibility or coverage concerns; and

•	dependency of limited number of providers for necessary engineering, design and manufacture of technology, equipment and products compatible with 4G technology, such as EVRC-B or 4G capable handsets.

In the meantime, our limited spectrum may require us to lease more cell sites to provide equivalent service, spend greater capital compared to our competitors, deploy more expensive network equipment, such as six-sector antennas, or use DAS systems and deploy equipment sooner than our competitors. There can be no assurance that we can lease adequate tower sites or additional spectrum or have access to DAS systems. Moreover, once deployed on a commercial basis, our 4G technology may not perform as expected or deliver the quality and types of services we expect. We cannot assure you that necessary quantities of equipment and compatible devices will be available on commercially reasonable terms, or at all, or will operate on our network or will provide the customer with the quality and quantity of features desired, nor that when delivered such equipment and devices will be at cost-effective prices.

If the anticipated development and deployment of our 4G technology improvements are not achieved, or are not achieved in the projected timeframes, or at the costs we anticipate or can afford, or are not developed by our existing suppliers, we may not have adequate spectrum in certain metropolitan areas, which may limit our ability to increase our customer base, may inhibit our ability to achieve additional economies of scale, may limit our ability to offer new services offered by our competitors, may require us to spend considerably more capital and incur more operating expenses than our competitors with more spectrum, and may force us to purchase additional spectrum at a potentially material cost. If our network infrastructure vendors do not supply such improvements, or materially delay the delivery of such improvements, and other network equipment manufacturers are able to develop such technology, we may be at a material competitive disadvantage to our competitors and we may be required to change network infrastructure vendors, which would result in lost time and expense. Further, our LTE expansion may result in the degradation of our existing services. There can be no assurance that we can deploy and implement our LTE services timely and at a level that will meet customer expectations, provide wireless broadband mobile data service on a profitable basis or that vendors will develop and make available to companies of our size popular applications and handsets with features, functionality and pricing desired by customers. These risks could reduce our customer growth, increase our costs of providing services and increase our churn, which could have a material adverse effect on our business, financial condition and operating results.

We may be unable to expand our LTE services beyond our existing service area to meet customer expectations.

We do not anticipate being able initially, and may not in the future be able, to provide LTE service outside our existing service areas. Since at this time a limited number of carriers have publicly announced that they are planning to deploy LTE in the near future, the number of potential roaming partners for LTE will be extremely limited. In addition, the current automatic roaming requirements do not include data roaming. Other carriers have in the past, and may in the future, be reluctant to provide data roaming to us at all or on terms we consider to be acceptable. In addition, some of the carriers who currently provide roaming to us may be delayed in deploying, decide not to deploy, or be unable to deploy LTE, which would limit our ability to roam. Further, since LTE is relatively new and carriers may attempt to differentiate their services using LTE, carriers may be reluctant to allow roaming at all or at prices that would make roaming cost effective for our customers. If our customers or potential customers demand LTE services on a nationwide basis or our competitors offer 4G services on a nationwide basis, we may be unable to meet customer expectations and we may attract less than the anticipated number of LTE customers or we may experience higher than anticipated levels of churn. If we do not attract the number of LTE customers we anticipate, it could have a material adverse effect on our business, financials and results of operations.

We may be unable to successfully develop and incorporate wireless data services profitably into our service offerings in the future.

Wireless broadband mobile data services are increasingly becoming a meaningful component of many wireless broadband mobile carriers’ strategies and financial results. High-speed data services offered by other carriers have shown considerable demand. The national wireless broadband mobile carriers have invested (and we expect will continue to invest) significant resources to develop and deliver these new data services to their customers. As market prices for wireless voice services continue to decline, if we are unable to offer such new data services or offer such services on competitive terms, we may not have sufficient revenue to offset the decline in wireless voice revenues. Similarly, as customers increasingly demand wireless broadband mobile data services as part of the core feature set of their wireless services, the failure to offer such services could reduce sales and increase churn. Currently, we offer limited wireless data services that are not as robust as those offered by some of our competitors and may never be.

We also have decided to forego any further deployment or development of 3G broadband technology or a 3G broadband network, in favor of deploying 4G technology, such as LTE. While we anticipate that our LTE network will have sufficient capacity to meet the anticipated needs of our customers, we have no experience with our customers’ demands for high-speed data services, the number of customers for such services, or the new services we plan to launch when we deploy LTE. In order for our LTE deployment to be successful, we will need to design and implement new data sales and marketing initiatives, including new services to support our deployment of LTE. In addition, we have not and may not gain access to certain of the proprietary data content available to national wireless broadband mobile operators. If we are unable in the future to successfully incorporate the most advanced wireless data services, including certain 4G technologies, into our service offerings or gain access to popular content, our customer additions and ARPU could decrease and our churn could increase. Studies suggest that, while the volume of mobile data users will increase exponentially, the profitability of such services will decline or evaporate. We could experience higher than anticipated usage of our LTE services that could result in performance of our LTE services not meeting customer expectations. As a result, we may be required to spend additional capital to increase the capacity of our LTE network or purchase additional spectrum or limit usage by our customers of LTE services. Since we have limited spectrum in some of our metropolitan areas, we may be unable to meet customer demand for service, which may lead to us having to limit service in those metropolitan areas. If we are unable to meet the customer demand for our LTE data services, it could have a material adverse effect on our business, financial condition and operating results. Furthermore, we rely on third parties to provide us access to most data, music and video services and access to new handsets to deliver these advanced services. If we are unable to obtain access to such services, incorporate such services into our service offerings, or purchase handsets, applications, content or services from third parties, at a reasonable cost and on a timely basis in the future, it could have a material adverse effect on our business, financial condition and operating results.

We may be unable to acquire additional spectrum in the future at a reasonable cost.

Because we offer unlimited calling services for a fixed rate, our customers tend, on average, to use our services more than the customers of other wireless broadband mobile carriers. We believe that the average minutes of use of our customers may continue to rise. We intend to meet this demand by utilizing spectrum-efficient state-of-the-art technologies, such as six-sector cell site technology, LTE, EVRC-B or 4G handsets and intelligent antennas. Nevertheless, in the future we may need to acquire additional spectrum in order to maintain our quality of service, to meet increasing customer demands or to allow the deployment of these technologies. However, we cannot assure you that additional spectrum will be made available by the FCC on a timely basis, on terms and conditions or under service rules that we consider to be suitable for our commercial uses, or that we will be able to acquire additional spectrum at a reasonable cost. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements that may make it less attractive to, or less economical for, us. If additional spectrum is unavailable on reasonable terms and conditions when needed, unavailable at a reasonable cost, or unavailable without conditions that impose significant costs or restrictions on us, we may not be able to continue to increase our customer base, meet the requirements of our customers’ usage of our services or to offer new services and as a result we could lose customers or revenues, which could have a material adverse effect on our business, financial condition, and operating results.

We may undertake mergers, acquisitions or strategic transactions that could result in operating difficulties, dilution and distraction from our business.

We may in the future expand the markets in which we operate through the acquisition of selected spectrum or operating markets from other telecommunication service providers, the acquisition of additional spectrum from FCC auctions or auctions in other countries, the acquisition of other telecommunication service providers or through other strategic transactions. Any such transactions can entail risk, may require a disproportionate amount of our management and financial resources, may divert management’s attention, and may create various operating difficulties and expenditures, among which may include:

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

•	loss of or inability to attract and retain key personnel;

•	impairment of relationships with employees, customers or vendors;

•

difficulties in consolidating and preparing our financial statements due to poor accounting records, weak financial controls and, in some cases, procedures at acquired entities not based on U.S. GAAP particularly those entities in which we lack control;

•	costs and complexity in complying with U.S. GAAP;

•	inability to predict or anticipate market developments and capital commitments relating to the acquired company, business or technology; and

•	with respect to any spectrum acquisition in a foreign country, difficulties and expenditures associated with operating in a foreign jurisdiction.

The anticipated benefit to us of any strategic transaction, acquisition or merger may never materialize. Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the incurrence of additional debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could have an adverse effect on our business, financial condition and operating results. Any such transactions may require us to obtain additional equity or debt financing, which may not be available on acceptable terms, or at all.

Additionally, our expected growth and any acquisitions or business combinations will also require stringent control of costs, diligent management of our network infrastructure and our growth, increased capital requirements, increased costs associated with marketing activities, the attraction and retention of qualified management, technical and sales personnel and the training and management of new personnel, and the design and implementation of financial and management controls. Our growth will and any acquisitions or business combinations may challenge the capacity and abilities of existing employees and future employees at all levels of our business and the controls and systems we have implemented. Failure to successfully manage our growth and development or any acquisitions or business combinations could increase our costs and adversely affect our level of service, which could have a material adverse effect on our business, financial condition and operating results.

Business, political, regulatory and economic factors may significantly affect our operations, the manner in which we conduct our business and slow our rate of growth.

The United States economy has deteriorated significantly, unemployment rates have increased and such conditions may continue for the foreseeable future. Our business could be further affected by such economic conditions, unemployment rates, as well as consumer spending, in the areas in which we operate. These factors are outside of our control. If economic conditions and unemployment rates continue to deteriorate, or remain depressed, our existing and future customer base may be disproportionately and adversely affected due to the generally lower per capita income of our customer base (versus the national facility-based wireless broadband mobile carriers), which may be disproportionately affected by any disruption in the United States economy, including an economic downturn or recession. In addition, a number of our customers work in industries which may be disproportionately affected by an economic slowdown or recession. More generally, adverse changes in the economy are likely to negatively affect our customers’ ability to pay for existing services and to decrease their interest in purchasing new services. These same economic conditions may negatively impact our third-party service providers who experience cash flow problems, liquidity concerns or are unable to obtain or refinance credit such that they may no longer be able to operate. See the risk factor entitled “We rely on third parties to provide products, software and services that are integral to our business.” The resulting impact of such economic conditions on our customers, on consumer and discretionary spending and on our service providers could have a material adverse effect on demand for our services and on our business, financial condition and operating results.

Additionally, there have been significant changes in the political climate and in the composition of the FCC as a result of the outcome of recent state elections and the Presidential election in the United States. Several recent actions indicate that the FCC will be proactive in the regulation of wireless services, and we cannot predict with any certainty the nature and extent of the changes in federal, state and local laws, regulations and policy we will face, or the effect of such elections on any pending legislation. For example, changes in the political climate could affect the extent to which further consolidation of wireless carriers will be approved by the government and such changes could reduce our strategic merger and acquisition options. Any changes in regulation, new policy initiatives, increased taxes or any other changes in federal law may have an adverse effect on our business, financial condition and operating results.

We are exposed to counterparty risk in our senior secured credit facility and related interest rate protection agreements.

We have entered into interest rate protection agreements to manage the Company’s interest rate risk exposure by fixing a portion of the interest expense we pay on our long-term debt under our senior secured credit facility. There has been considerable turmoil in the world economy and banking markets, which could affect whether the counterparties to such interest rate protection agreements are able to honor their agreements. If the counterparties fail to honor their commitments, we could experience higher interest rates, which could have a material adverse effect on our business, financial condition and operating results.

The investment of our substantial cash balances are subject to risk.

We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. Such risks may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term, which may have a material adverse effect on our business, financial condition, operating results and liquidity.

We currently have an exclusive arrangement with our billing services vendor.

Amdocs Software Systems Limited and Amdocs, Inc., or Amdocs, subject to certain exclusions, is our exclusive vendor for billing services in North America. If Amdocs does not perform its obligations under the agreement, or ceases to continue to develop, or substantially delays development of, new features or billing services, or ceases to support its existing billing systems, we may be unable to secure alternative billing services from another provider or providers in a timely manner, for a reasonable cost or otherwise, which could cause us, among other things, not to be able to bill our customers, provide customer care, grow our business, report financial results, or manage our business and we may have increased churn, all of which could have a material adverse effect on our business, financial condition and operating results.

We may be unable to enforce or protect our intellectual property and intellectual property rights.

We own, license, develop and use intellectual property, including trade secrets, in our business. While we engage in measures to protect our intellectual property, such measures offer limited protection and may not prevent the misappropriation of information or our proprietary rights. Further, the enforcement of our intellectual property rights may require legal action, which may be costly and may not be successful, even if our rights are infringed.

We cannot assure you that any patent, trademark or service mark, whether pending or future, or any application for such will be granted or that any existing patent, trademark or service mark will not be infringed, challenged or invalidated or that any such registration will adequately protect our brand, products or image. If any of our intellectual property rights are infringed, challenged or invalidated, the costs associated with the protection and attempted enforcement of our rights and the potential loss of such rights could have a material adverse effect on our business, financial condition and operating results.

We and our suppliers may be subject to claims of infringement.

The technologies used in the telecommunications industry are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement and misappropriation claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services we or they use or provide, or the specific operation of our wireless networks or service. Our suppliers may be subject to infringement or misappropriation claims that if successful could preclude the supplier from supplying us with the products and services we require to run our business or offer our services, require the supplier to change the products and services they provide to us in a way which could have a material adverse effect on us, or cause the supplier to increase the charges for their products and services to us. We also cannot guarantee that we will be fully protected against all losses associated with an infringement or misappropriation claim involving our manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business. In addition, our suppliers may refuse to, or may be unable to, pay any damages or honor their defense and indemnification obligations to us, which may result in us having to bear such losses. We may also have to buy equipment and services from other third party suppliers or pay royalties to the holders of intellectual property rights.

Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine with products or with services provided by other vendors or with our own products and services in order to offer products and services to our customers are infringing on or misappropriating the rights of others, and we may not have any indemnification protection from our vendors for these claims. Further, we have been, and in the future may be, subject to claims that certain business processes we use, services we provide, or products we create may infringe on or misappropriate the rights of third parties, and we may have no indemnification rights from any of our vendors or suppliers. Whether or not an infringement or misappropriation claim is valid or successful, it could adversely affect our business by diverting management’s attention, involve us in costly and time-consuming litigation, require us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), require us to pay royalties for prior periods, require us or our suppliers to redesign our or their business operations, processes, systems, services or products to avoid claims of infringement or misappropriation, preclude our ability to offer certain products and services at all, or require us to purchase products and services from different vendors or not sell certain products or services. If a claim is found to be valid or if we or our suppliers cannot successfully negotiate a required royalty or license agreement, we could be forced to pay substantial damages, including potentially treble damages, or we could be subject to an injunction that could disrupt our business, prevent us from offering some or all of our products or services and cause us to incur losses of customers or revenues, any or all of which could be material and could materially adversely affect our business, financial condition and operating results.

Substantially all of our CDMA network infrastructure equipment is manufactured or provided by a single infrastructure vendor.

Substantially all of our broadband personal communications services, or PCS, and our advanced wireless services, or AWS, CDMA network infrastructure equipment is manufactured or provided by Alcatel Lucent, formerly known as Lucent Technologies, Inc. We have entered into an agreement with Alcatel Lucent to provide us with PCS and AWS CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services. The agreement does not cover any other non-AWS or non-PCS spectrum we may acquire in the future, including our spectrum in the 700 MHz band or other technologies, such as LTE. A substantial portion of the equipment manufactured or provided by Alcatel Lucent is proprietary, which means that equipment and software from other manufacturers may not work with Alcatel Lucent’s equipment and software, or may require the expenditure of additional capital, which may be material. The communications equipment market has been subject to recent economic turmoil. In addition, we have chosen to purchase our LTE infrastructure from another vendor. As a result, Alcatel-Lucent may not develop new products or services necessary to us or offer the same level of support as it has done in the past. If Alcatel Lucent ceases to develop, or substantially delays development of, new products, or ceases to support existing equipment and software, or experiences problems which prevent Alcatel Lucent from performing its obligations under the agreement, we may be required to spend significant amounts of money to replace such equipment and software, may not be able to offer new products or services, and may not be able to compete effectively in our markets. If we fail to continue purchasing our PCS and AWS CDMA products exclusively from Alcatel Lucent, we may have to pay certain liquidated damages based on the difference in prices between exclusive and non-exclusive prices, which would have a material adverse effect on our business, financial condition and operating results.

Substantially all of our LTE infrastructure equipment and initial dual mode CDMA/LTE handsets are manufactured or provided by one vendor.

We are dependent on third-party providers to manufacture, design and develop compatible systems and devices that will operate on our network. We currently have entered into a non-exclusive agreement to purchase and license LTE system products, licensed materials and services from a single network infrastructure provider. In addition, we currently have executed a non-exclusive agreement with a single handset vendor for the delivery of a dual mode CDMA/LTE handset, which will be used in the initial launch of our LTE service. As LTE is new, complex technology with little current development, we cannot assure you that these vendors will be successful in their continuing development efforts. In the event that either of our vendors fails to deliver or is delayed in delivering the LTE products, software and services we have contracted to purchase from it, we may be delayed in launching our LTE services. In addition, if our LTE network infrastructure provider ceases to develop, substantially delays the development of, new LTE products or ceases to support existing LTE equipment and software once deployed, or it fails to perform under the agreement, we may be required to spend significant amounts of money to replace such equipment and software, may not be able to offer new products and services, may be delayed in offering LTE services, and may not be able to compete effectively in our markets. If any of the foregoing risks occur, it could have a material adverse effect on our business, financial condition and operating results.

Similarly, if our vendors deliver a product and service that does not work as anticipated, fails to meet customer expectations, or fails to operate properly, we will have invested in deploying our LTE network without receiving revenues. For example, if the handset is lacking in certain features that our customers expect, our existing and potential customers may not purchase the handsets. Further, we presently provide limited subsidies for handsets to our customers, so the price of the handset may also reduce the demand for the handsets. This could have a material adverse effect on our business, financial condition and operating results.

We rely on third parties to provide products, software and services that are integral to our business.

Sophisticated financial, management, information, network management, and billing systems are vital to our business. We currently rely on internal systems and third-party vendors to develop and to provide all of these systems. We have entered into agreements with third-party suppliers to provide products, software and services that are integral to our business, such as customer care, product distribution, content development, financial reporting, network management, network infrastructure equipment and services and billing and payment processing. We purchase a substantial portion of the products, software and services from only a few major suppliers and we generally rely on one or two key vendors in each area. Some of these agreements may be terminated upon relatively short notice. In addition, our plans for developing and implementing our financial information and billing systems rely to some extent on the design, development and delivery of products, software and services by third-party vendors. Our right to use these systems is dependent on agreements with third-party vendors and these systems may not perform as anticipated.

If our suppliers terminate their agreements with us or experience interruptions or other problems delivering quality products, software or services to us on a timely basis or at all, it may cause us to have difficulty providing services to or billing our customers, developing, delivering, and deploying new products (including sufficient volume and types) and services and/or upgrading, maintaining, improving our networks, or generating accurate or timely financial reports and information. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement services on economically attractive terms, or at all. The loss, termination or expiration of these agreements or our inability to renew them at all or on favorable terms or negotiate agreements with other providers at comparable rates could harm our business. Our reliance on others to provide essential products, software, and services on our behalf also gives us less control over the efficiency, timeliness and quality of these products, software and services.

Additionally, our business model utilizes and relies upon indirect distribution outlets including a range of local, regional and national mass market dealers and retailers allowing us to reach the largest number of potential customers in our metropolitan areas at a relatively low cost. Many of our dealers own and operate more than one location and may operate in more than one of our metropolitan areas. Because these third party dealers are the primary contact between us and our customers in many instances, including in connection with accepting payment for our services on our behalf, they play an important role in our ability to grow our business and in customer retention. With the recent deterioration of the United States economy and the credit markets, which may continue for the foreseeable future, some of our dealers and vendors may be unable to continue their operations or secure funds for their continued operations. Further, due to the present economic conditions, we may be unable to find participants in our local markets that would qualify or be able to open a dealer location to replace closed operations. Since we rely on such third parties to provide some of our services, any bankruptcy, termination, switch or disruption in service by such third parties or diminution in the number of such third parties could be costly and affect operating efficiencies and our ability to attract and retain customers, which could have a material adverse effect on our business, financial condition and operating results.

We rely heavily on indirect distribution channels.

Unlike many of our competitors, our business model utilizes and relies upon indirect distribution outlets including a range of local, regional and national mass-market dealers and retailers allowing us to reach the largest number of potential customers in our metropolitan areas at a relatively low cost. Approximately 90% of the sales of our handsets and services occur through these indirect distribution channels. Many of our dealers own and operate more than one location and may operate in more than one of our metropolitan areas. Because these third party dealers are the primary contact between us and our customers in many instances, including accepting payment for our services on our behalf, they play an important role in our ability to grow our business and in customer retention. With the recent deterioration of the United States economy, employment rates, and the credit markets, which may continue for the foreseeable future, some of our dealers and vendors have experienced, and may in the future, experience problems and may be unable to continue their operations or secure funds for their continued operations. Further, due to the present economic conditions, we may be unable to find participants in our local markets that would qualify or be able to open a location to replace closed operations. Moreover, since we rely on such third parties to provide some of our services, any bankruptcy, termination, switch or disruption in service by such third parties or diminution in the number of such third parties could be costly and affect operating efficiencies and our ability to attract and retain customers which could have a material adverse effect on our business, financial condition and operating results.

Additionally, as more of our competitors use third party dealers to market and sell their products and services, competition for dealers is intense and larger competitors are able to offer higher commissions. As a result, we may have difficulty attracting and retaining dealers and any inability to do so could have an adverse effect on our ability to attract and retain customers, which could have a material adverse effect on our business, financial condition and operating results.

We and our indirect dealers face direct competition with some of our other indirect distribution agents and dealers.

Many of our indirect distribution outlets, primarily local dealers, are not our exclusive dealers, which means that these dealers may sell other third party products and services in direct competition with us and other indirect dealers in the same location. Additionally, we strive to ensure that our customers have access to a wide variety of products and services within their geographic area, which means some of our dealers may be located within close proximity to one another and compete for the same customer base. Further, with the advent of our tax inclusive service plans, we are changing how we incent our indirect distribution channel to sell our products and services. If our planned incentives do not satisfy our indirect agents and dealers, we may have to increase our indirect distribution costs, we may experience lower sales than anticipated, or we may lose our indirect distribution agents and dealers. As a result of the direct competition we encounter in some of our dealer locations and the potential for competition among our local dealers, we may experience reduced sales in certain geographic areas, which could have a material adverse effect on our business, financial condition and operating results.

Our agreements with our indirect distribution agents may be terminated on relatively short notice.

We have agreements with our third party indirect distribution agents to market and sell our products and services. These agreements can be terminated by us or by such indirect distribution agents on relatively short notice. Our competitors are focused on increasing their distribution, and the relatively short termination period may allow our competitors to move our indirect distribution agents to their products and services. In addition, if the economy continues to remain weak, some of these indirect distribution agents may cease to operate. If we lose our indirect distribution, we may have difficulty finding new companies to distribute our products and services, or we may be forced to increase the amount of payments we make to our indirect distribution agents. If any of these occur, it could have a material adverse effect on our business, financial condition and operational results.

We utilize a limited number of cell site and DAS providers.

We currently use, and plan to continue to use, DAS systems in lieu of traditional cell sites to provide service to certain critical portions of new metropolitan areas in which we plan to build and in supplementing or adding capacity to existing systems. The use of DAS systems results in an acceleration of capital expenditures compared to our traditional metropolitan builds without DAS systems. In order to construct DAS systems, the DAS provider will be required to obtain necessary authority from the relevant state and local regulatory authorities and to secure certain agreements, such as right of way agreements, in order to construct or operate the DAS systems. In addition, the DAS system provider may be required to construct a transport network as part of their construction of the DAS systems. These DAS systems may be leased and/or licensed from third party suppliers. We utilize a limited number of DAS system providers. Some of the DAS system providers we are using have not previously constructed or been authorized to construct DAS systems in certain of our metropolitan areas so there may be unforeseen obstacles and delays in constructing the DAS systems in those metropolitan areas. In addition, the authorization of the DAS provider to construct DAS systems may be subject to challenge and injunctive relief, resulting in delay and material costs in providing alternative coverage in the affected metropolitan areas. DAS systems also pose particular compliance challenges with regard to any backup power requirements that may be adopted by the FCC and may be susceptible to certain weather conditions, such as flooding or power outages. If any of these risks occur, it could have a material adverse effect on our ability to comply with applicable laws, could require us to spend significant amounts of additional capital, could delay or affect our ability to offer our services, and could have a material adverse effect on our business, financial condition and operating results.

If our master agreement with one of our cell site or DAS providers were to terminate, or if the cell site or DAS system providers were to experience severe financial difficulties or file for bankruptcy, or if one of these cell site or DAS system providers were unable to support our use of its cell sites or DAS systems, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases and DAS systems with a limited number of cell site and DAS system providers could adversely affect our business, financial condition and operating results if we are unable to renew our expiring leases or DAS system agreements with these companies either on terms comparable to those we have today or at all. In addition, the tower industry has continued to consolidate. If any of the companies from which we lease towers or DAS systems were to consolidate with other cell site or DAS systems companies, they may be unable to honor obligations to us or have the ability to raise prices, which could materially affect our profitability. If a material number of cell sites or DAS systems were no longer available for our use, it could have a material adverse effect on our business, financial condition and operating results.

We are increasingly focused on providing nationwide service, but we may be unable to obtain the roaming and other services we need from other carriers at rates that allow us to provide such nationwide service and still remain competitive.

The market for unlimited paid-in-advance services increasingly requires that carriers provide nationwide coverage for such unlimited paid-in-advance services. In response, our new unlimited rate plans increasingly focus on providing nationwide services to our customers. Many of our competitors have more extensive regional or national networks with substantially larger footprints than we have, which enable them to offer automatic roaming and long distance telephone services to their subscribers at a lower cost than we can offer and allow them to sustain unlimited fixed-rate local, regional, and nationwide roaming plans on their existing networks over a larger area than we can sustain on an economic basis. We provide a significant portion of our nationwide services utilizing roaming agreements with other third party carriers, which allows our customers to roam on those carriers’ networks to provide voice (and some data) services to areas outside our service areas and to improve coverage within select areas of our footprint. We must pay fees to these other third party carriers who provide such roaming services to us and who carry long distance calls made by our subscribers. These roaming agreements, however, do not cover all geographic areas where our customers may seek service when they travel, and they generally cover voice but in some instances do not cover data services or other advanced service features. This may require us to pay significant amounts of money for roaming service, and at least one of these roaming agreements may be terminated on relatively short notice and the rates for these services could be raised in the future. If our roaming agreements are terminated or the rates increase substantially, we may be unable to provide nationwide coverage to our customers. If we are unable to meet our customers’ expectations for nationwide coverage, it could reduce the number of new customers we add to our services and may increase our churn. Further, if the rates we pay for roaming increase, it could reduce the profits we make on our services, or require us to cease providing such services on an unlimited basis. A termination of existing roaming agreements or a significant increase in the prices we pay for roaming could have a material adverse effect on our business, financial condition and operating results.

Further, as the wireless industry has consolidated, which may continue in the future, we may have increased difficulty entering into new roaming agreements with other technically compatible carriers offering comparable quality of service or replacing our existing roaming agreements. In addition, we believe the rates we are charged by certain carriers in some instances are higher than the rates these carriers charge to other roaming partners that may have large call volumes or certain affiliations.

Future regulatory changes may also affect our ability to enter into new or maintain existing roaming agreements on competitive terms.

Our ability to replicate these roaming service offerings at rates that will make us, or allow us to be, competitive is uncertain at this time. The FCC recently clarified that broadband commercial mobile radio service, or CMRS providers must offer automatic roaming services on just, reasonable and non-discriminatory terms, but found that a CMRS provider is not required to offer roaming services in any geographic area for which a requesting carrier holds a license or other spectrum usage rights, even if the requesting carrier has not yet built its system. The FCC also has not extended full roaming rights to roaming services that are classified as information services (such as high-speed wireless Internet access services), or for roaming services that are not classified as CMRS (such as non-interconnected services). If we are unable to enter into or maintain roaming agreements for roaming services that our customers desire at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to compete effectively and attract and retain customers, and we may lose revenues. We also may be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. We also may be obligated to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us. If these risks occur, they may have a material adverse effect on our business, financial condition and operating results.

We may incur higher than anticipated intercarrier compensation costs.

When our customers use our service to call customers of other carriers, in certain circumstances we are required under the current intercarrier compensation scheme to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. However, as a wireless carrier we are not entitled to receive access payments from interexchange carriers who route calls for termination on our network. A longstanding FCC rulemaking proceeding is examining whether a unified intercarrier compensation regime should be established for all traffic exchanged between all carriers, including CMRS carriers such as us. New intercarrier compensation rules, if adopted, may result in increases in the charges we are required to pay other carriers for terminating calls or transiting calls over their networks, increase the costs of, or make it more difficult to negotiate, new agreements with carriers, and decrease the amount of revenue we receive for terminating calls from other carriers on our network. New rules also may be subject to a transition period or policies that are not advantageous to wireless carriers. Further, certain intercarrier compensation pricing rules and policies, which affect the termination rates we pay to both incumbent and competitive LECs, and the applicable procedures and forum for decision-making, are under appeal at the FCC and in the courts. These appeals could materially alter the FCC’s current intercarrier compensation rules, which could result in significant costs to us for past and future termination charges. Any such changes may have a material adverse effect on our business, financial condition and operating results.

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

Some carriers who terminate calls originated by our customers have sought, and others may seek, to impose termination charges on us that we consider to be unreasonably high and have threatened to pursue, or have initiated or may initiate, claims against us to recover these charges. The outcome of these claims is uncertain. A recent decision by the FCC, if not overturned, could subject CMRS carriers to a multitude of state commission proceedings in which wireless termination rates are set without guidance from the FCC, and may be interpreted to leave open the prospect of CMRS carriers being liable for certain terminating compensation charges even in the absence of negotiated agreements. A determination that we are liable for additional terminating compensation payments could subject us to additional claims by other carriers. Further, legal and business considerations may inhibit our ability or willingness to block traffic to telecommunication carriers who demand unreasonable payments. In addition, certain transit carriers have taken the position that they can charge “market” rates for transit services, which rates may in some instances be significantly higher than our current rates or the rates we are willing to pay. We may be obligated to pay these higher rates and/or purchase services from others, engage in direct connection, or pay terminating compensation charges in the absence of negotiated agreements, which may result in higher costs, which could have a material adverse effect on our business, financial condition, and operating results.

A portion of our third-party customer service and technical support providers and a portion of our revenue are derived from geographic areas susceptible to natural and other disasters.

Our focus on major metropolitan areas and our use of third party suppliers and service providers, some of which are located in developing nations, such as Mexico, Panama, Antigua and the Philippines, may make our products and services more susceptible to certain events, including political upheavals, war, terrorist attacks, strikes, natural disasters, and pandemics, which could adversely affect our business, financial condition and operating results. The outsourcing of certain customer and technical support lowers our operating costs and adds flexibility, but also adds risk as we rely on these third-party service providers working directly on our behalf with our customers. Customers may react negatively to or have certain perceptions about our use of or their receiving direct customer and technical support from outside the U.S., especially with the current legislative scrutiny and focus on jobs being sent overseas and the security of personal information being sent overseas. In addition, our markets in California, Texas and Florida represent a substantial portion of our business. These same states, among others, have a history of natural disasters that may adversely affect our operations in those states such as hurricanes, tornadoes or flooding. These events also may cause our networks to cease operating for a substantial period of time while we reconstruct or repair them and our competitors may be less affected than we are. Some network outages give rise to regulatory reporting obligations, which subject us to additional burdens and risks, and if we fail to meet such obligations, it could result in fines, forfeitures, consent decrees, corporate monitors or other adverse actions. We cannot provide any assurance that the business interruption insurance we have will cover all losses we may experience as a result of such events, that the insurance carrier will be solvent, that rates will remain commercially reasonable that the insurance carrier will not drop us, or that the insurance carrier will pay all claims made by us. If we experience any of these events, we may lose revenue, customers, and experience increased expenses, we may have difficulty attracting new customers in the future, and may have difficulty finding new suppliers and vendors, which could have a material adverse effect on our business, financial condition and operating results.

Our success depends on our ability to attract and retain qualified management and other personnel.

Our business is managed by a small number of key executive officers, including our chief executive officer, Roger Linquist. None of our managing key executives has an employment contract, so any such executive officers may leave at any time subject to forfeiture of any unpaid performance awards and any unvested options or restricted stock. However, at this time, the exercise price of a substantial portion of the unvested options of our key executive officers is above, and in some cases significantly above, the current trading prices of our common stock. We believe that our future success depends in substantial part on our continued ability to attract and retain highly knowledgeable, qualified executive, technical and management personnel. We believe that competition for highly qualified management, technical and sales personnel is intense, and there can be no assurance that we will retain our key management, technical and sales employees, that we will be successful in attracting, assimilating or retaining other highly qualified management, technical and sales personnel in the future sufficient to support our continued growth, or that we will be successful in replacing any of our key management, technical and sales personnel that may retire or cease to be employed by us. We have experienced occasional difficulties in recruiting qualified personnel and there can be no assurance that we will not experience such difficulties in the future. The departure or retirement of, or our inability to attract or retain, highly qualified executive, technical and management personnel, including the chief executive officer, could have a material adverse effect on our business, financial condition and operating results. We do not maintain any “key person” life insurance for any of our executive officers.

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

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including federal Universal Service Fund, or USF, fees and common carrier regulatory fees. Some of these fees are based on the division of our services between interstate services and intrastate services, including the divisions associated with the federal USF fees, which is a matter of interpretation and, in the future, may be contested by the FCC or state authorities. The FCC also may change in the future the basis on which federal USF fees are charged and may impose recurring spectrum usage or licensing fees. The Federal government and many states also apply transaction-based taxes to sales of our products and services and to our purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on our services. The applicability of these surcharges and fees to our services is uncertain in many cases and jurisdictions may contest whether we have assessed and remitted those monies correctly. Periodically state and federal regulators may increase or change the surcharges and fees we currently pay. Our new service plans are offered on a flat-rate basis, inclusive of all applicable taxes and regulatory fees. As a result, we will not be able to recover any future tax and regulatory fee increases without a corresponding increase in the price of our service. So our cost to provide our services could increase, which could have a material adverse effect on our business, financial condition and operating results.

Concerns about whether wireless telephones pose health and safety risks may lead to the adoption of new regulations or lawsuits that could decrease demand for our services.

Media reports and some studies have given rise to claims that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, or interfere with various electronic medical devices, including air bags, hearing aids and pacemakers and reports of handset battery malfunctions. Additional studies have been undertaken to determine whether the claims based on these reports and studies are accurate. In addition, lawsuits have been filed against various participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. While many of these lawsuits have been dismissed on various grounds, including a lack of scientific evidence linking wireless handsets with such adverse health consequences, future lawsuits could be filed based on new evidence or in different jurisdictions. If any lawsuits are filed against us, it could be costly to defend, divert management’s attention from the business, and could subject us to substantial liability. If any such suits do succeed, or if plaintiffs are successful in negotiating settlements, it is likely additional suits would follow. In addition to health concerns, safety concerns have been raised with respect to the use of wireless handsets, including texting, while driving. Certain states and municipalities in which we provide service or plan to provide service have passed laws prohibiting the use of wireless phones while driving, prohibiting texting while driving, limiting use of wireless devices while driving by persons under the age of 18, or requiring the use of wireless headsets, and other states and municipalities may do so in the future.

If consumers’ health concerns over radio frequency emissions increase or safety concerns increase, consumers may be discouraged from using wireless handsets or services, regulators may impose restrictions or increased requirements on the location and operation of cell sites, the use or design of wireless telephones, may restrict the use of wireless handsets while driving, may require that all wireless telephones include an earpiece that would enable the use of wireless telephones without holding them against the user’s head and may give rise to additional lawsuits. Such legislation or regulation could increase the cost of our wireless handsets, reduce demand for our products and services, increase other operating expenses, or could expose wireless providers to further litigation, which, even if not successful, may be costly to defend and could divert management’s attention from our business, and could subject us to significant liability. In addition, compliance with such new requirements, and the associated costs, could adversely affect our business. The actual or perceived risk of radio frequency emissions could adversely affect us through a reduction in customers or a reduction in the availability of financing in the future. If any of these risks occur, it could have a material adverse effect on our business, financial condition and operating results.

System failures, security breaches and the unauthorized use of or interference with our network could cause delays or interruptions of service, increase our cost of operations, and result in harm to our business reputation, which could cause us to lose customers.

To be successful, we must provide our customers reliable, trustworthy service. We rely upon our networks and the networks of other providers to provide and support all of our services. Some of the risks to our networks and infrastructure, which may prevent us from providing reliable service, include:

•	physical damage to outside plant facilities;

•	power surges or outages;

•	equipment failure;

•	vendor or supplier failures or delays;

•	software defects;

•	viruses and other attacks by hackers;

•	fraud;

•	unauthorized use of our or our provider’s networks;

•	human error;

•	disruptions beyond our control, including disruptions caused by terrorist activities, theft, natural disasters, such as earthquakes, hurricanes, floods, or fire; and

•	failures in operational support systems.

Network disruptions, whether from natural causes or manmade, may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses. Some of our network is not fully redundant and our disaster relief plans may not be adequate or timely. The resulting interruption or failure to provide our services could have a material adverse effect on our business, financial condition and operating results.

Further, our administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud, or the costs to replace or repair the network or facilities (or portions thereof), may be substantial, thus causing our costs to provide service to increase. Fraudulent use of our network may also impact interconnection and long distance costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for such fraud. We believe we have instituted safeguards to protect, detect and control such fraud; however, if such safeguards are not successful, such fraud or increased costs could have a material adverse impact on our financial results and impair our service resulting in higher churn as our competitors systems may not experience similar problems.

Additionally, our physical facilities and information systems may be vulnerable to physical break-ins, computer viruses, theft, attacks by hackers, or similar disruptive problems. If hackers gain improper access to our databases, they may be able to steal, publish, delete, misappropriate or modify confidential personal information concerning our subscribers. Due to the evolving techniques used to obtain unauthorized access to our systems, we may not be able to implement adequate preventive measures timely or prevent such unauthorized access. In addition, misuse of our customer information could result in harm to our customers and legal actions against us and to additional harm perpetrated by third parties who are given access to the consumer data. The actual or perceived failure to our network security could damage our reputation and public perception of our ability to provide a secure service, which could adversely affect our ability to retain customers, expose us to significant liability, sanctions, fines and litigation and have a resulting material adverse effect on our business, financial condition and operating results.

Risks Related to Legal and Regulatory Matters

Our ability to provide service to our customers and generate revenues could be harmed by adverse regulatory action.

Our FCC licenses are major assets that we use to provide our services. Our FCC licenses are subject to revocation and we may be subject to fines, forfeitures, penalties or other sanctions, including the imposition of mandatory reporting requirements, license conditions, corporate monitors, and limitations on our ability to participate in future FCC auctions, if the FCC were to find that we are not in compliance with its rules or the requirements of the Communications Act. Many of our licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the applicable construction requirement. If the FCC finds that our construction, or the construction of prior licensees, is insufficient, the FCC could, among other things, terminate our licenses. In addition, a failure to comply with applicable license conditions or regulatory requirements could result in revocation or termination of our licenses, in the loss of rights to serve unbuilt areas and/or fines and forfeitures. We have had inquiries from regulatory agencies regarding our compliance with regulatory requirements and we may in the future receive additional inquiries. We have responded, are in the process of responding, or will respond to such inquiries. We cannot give any assurances that the FCC will agree with our compliance efforts or that the FCC will not impose fines, fees, or forfeitures, seek a consent decree, or take other adverse action against us.

We must renew our FCC licenses periodically. Renewal applications are subject to FCC review and public comment to ensure that licensees meet their licensing requirements and comply with other applicable FCC requirements, rules and regulations. For all PCS, AWS and 700 MHz licenses, the FCC also requires that a licensee provide substantial service in order to receive a renewal expectancy. There is no guarantee that the FCC will find the completed system construction sufficient to meet the build out or renewal requirement. Additionally, while incumbent licensees enjoy a certain renewal expectancy if they provide substantial service, the substantial service standard is not well articulated and there is no guarantee that the FCC will conclude that we are providing substantial service, that we are entitled to a renewal expectancy, or will renew all or any of our licenses, without the imposition of adverse conditions. If we fail to file for renewal of any particular license at the appropriate time, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal or be subject to a competing application. The FCC also may impose additional regulatory requirements or conditions on our licenses or our business and may impose a substantial renewal fee to allow a licensee to continue to use a particular spectrum. Such additional regulatory requirements, fees or conditions could increase the cost of doing business, could cause disruption to existing networks, and could require us to make substantial investments. Any loss or impairment of any of these licenses, failure to renew, fines and forfeitures, the imposition of conditions, or other actions by the FCC could have a material adverse effect on our business, financial condition and operating results.

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

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not impose new or revised regulatory requirements, new or increased costs, or require changes in our current or planned operations. Indeed, the FCC has initiated a series of inquiries and rulemaking proceedings pertaining to the wireless industry that could result in material changes in the applicable rules and policies. The FCC and state regulatory agencies also are increasingly focused on the quality of service and customer support that wireless carriers provide and the FCC and several agencies have proposed or enacted new and potentially burdensome regulations in this area. The Communications Act, from which the FCC obtains its authority and state regulatory enabling legislation, may be interpreted in a manner that imposes additional costs for compliance or be further amended in a manner that could be adverse to us. Further, with the recent change in party affiliation of the President of the United States and changes in the composition of Federal and state legislatures and regulatory commissions, there may be additional legislative or regulatory changes that affect our business. The FCC also may change its rules, which could result in adverse consequences to our business, including harmful interference to our existing networks and spectrum. For example, the FCC is considering various wireless network open access and net neutrality policies that could limit our ability to manage our subscribers’ use of our network and require us to provide access on our network to third parties on terms and conditions that may jeopardize the flat-rate, unlimited usage pricing plans that lies at the heart of our business model. To maintain the quality of our network and user experience, we manage our network by limiting the bandwidth used by our subscribers’ applications, in part by restricting the types of applications that may be used over our network. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all subscribers. A decline in the quality of our services could harm our business, or even result in litigation from dissatisfied subscribers. The FCC also is considering various spectrum allocations in bands adjacent or proximate to those licensed to us that may result in interference to our systems. If, as a result of interference, our customers experience a significant increase in dropped calls or significantly degraded service, we could experience higher churn and we may have difficulty adding additional customers, which could have an adverse effect on our business, our financial condition and operating results. In addition, the interference may cause our networks to have reduced capacity, which may require us to incur additional costs of adding cell sites or DAS nodes and to spend additional capital or may limit our ability to serve our customers, limit our growth, or increase our churn.

We also are subject, or potentially subject, to a number of additional federal, state, and local laws, rules, ordinances and requirements, including, but not limited to, common carrier obligations; universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; tower lighting and painting; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; emergency warning requirements; rules governing spam, telemarketing and truth-in-billing; outage reporting; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings including, but not limited to proceedings exploring the imposition of various types of nondiscrimination and open access obligations on our handsets and networks; the prohibition of handset exclusivity; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; and the effects of the siting of communications towers on migratory birds, among others. Additionally, we may be subject to claims for violations of environmental law, regardless of fault, as a lessee or owner of any of our tower sites. Some of these requirements and pending proceedings, including without limitation those described above, pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions and may require us to spend money to become in compliance. We remit all applicable federal, state and local fees, costs and expenses as required, but we do not recover in all instances these regulatory and compliance fees, costs and expenses directly from our customers. If we were to pass on these costs to our customers in the future, it may affect our ability to retain and attract new customers. Further, these requirements generally are the subject of pending FCC, federal, state, local or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

Our operations also are subject to various other regulations, including certain regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, the FCC, and other federal, state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. Because of our smaller size, more limited spectrum holdings, concentration of operations in a few states in major metropolitan areas, and composition of our current and prospective customer base, governmental regulations and orders can disproportionately increase our costs and affect our competitive position compared to other larger telecommunications providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business. As previously noted herein, a variety of changes in regulatory policies are under consideration and depending upon the outcomes, the changes could have a material adverse effect on our business, financial condition and operating results.

Compliance with current or future federal, state, or local laws, regulations, rules, and ordinances could have a material adverse effect on our business, financial condition and operating results, including but not limited to, increasing our operating expenses or costs, requiring us to obtain new or additional authorizations or permits, requiring us to change our business and customer service processes, limiting our ability to attract and retain certain customer segments, increasing our costs and expenses to offer services, increasing the costs of our services to our customers, requiring system and network upgrades, increasing cost of insurance coverage, requiring us to hire additional employees, requiring us to spend significant additional capital, limiting the capacity of our networks, limiting the services we can offer our customers, requiring us to change our business strategy and service plans. A failure to meet, or maintain compliance with, federal, state or local regulations, laws, rules or ordinances also could have a material adverse effect on our business, financial condition and operating results, including, but not limited to, subjecting us to fines, forfeitures, penalties, license revocations, or other sanctions, including the imposition of mandatory reporting requirements, limitations on our ability to participate in future FCC auctions or acquisitions of spectrum, and compliance programs and corporate monitors. In addition, a material failure to comply with regulations or statutory requirements may limit our ability to draw certain amounts under our senior secured credit facility or could result in a default under our indebtedness.

The structure of the transaction with Royal Street Communications creates risks, which could have a material adverse effect on our business, financial condition and operating results.

Royal Street Communications acquired its PCS licenses as a designated entity, or DE. As a result, Royal Street Communications received a bidding credit equal to approximately $94 million for its “open” PCS licenses and was granted certain “closed” licenses in Florida for which DEs were the only qualified applicants. Subject to certain non-controlling investor protections in Royal Street Communications’ limited liability company agreement, C9 has control over the operations of Royal Street because it has the right to elect three of the five members of Royal Street Communications’ management committee, which has the full power to direct the management of Royal Street Communications. However, the Royal Street business plan may become so closely aligned with our business plan that there is a risk the FCC may find Royal Street to have relinquished control over its licenses to us in violation of FCC requirements. In 2006, the FCC made changes to the DE rules, which preclude the wholesale arrangements we have with Royal Street Communications on a prospective basis, but the FCC grandfathered our existing wholesale relationship. Further, the FCC has an ongoing proceeding seeking to determine what additional changes, if any, may be required or appropriate to its DE program and aspects of the DE program remain subject to challenge in federal courts of appeal. While the FCC has grandfathered the existing arrangements between Royal Street and us, there can be no assurance that any changes that may be required with respect to those arrangements, including the leasing of spectrum to allow Royal Street to deploy 4G services, will not cause the FCC to determine that the changes would trigger the loss of DE eligibility for Royal Street. In addition, the FCC has also indicated that it plans to undertake periodic audits of DE licensees to assure compliance with its DE rules. If the FCC were to determine that Royal Street has failed to exercise the requisite control over its licenses and thus lost its status as a DE, Royal Street would be required to repay the FCC the amount of the bidding credit on a five-year straight-line basis beginning on the grant date of the license, which was December 2005, and it could lose some or all of the licenses only available to DEs. In addition, certain wireless companies who have participated in spectrum auctions as designated entities have become the target of qui tam lawsuits claiming that those wireless companies have defrauded the United States Government by investing in DEs, taking bidding credits and otherwise receiving benefits in FCC spectrum auctions to which such wireless companies were not entitled. Qui tam lawsuits generally are filed under seal in the first instance and companies may not know that they are a target of such a lawsuit unless and until it is made public. The person bringing the suit may share in any recovery by the government, which encourages lawsuits of this kind. If Royal Street or the Company becomes the target of a qui tam lawsuit, the resulting distraction to management and costs to defend may be material. If Royal Street or the Company become a target of a qui tam lawsuit and either is found to have defrauded the government, the damages may include civil penalties of up to $11,000 for each claim, plus a penalty of three times the amount of the damages sustained by the government, and may include the revocation of any licenses held by Royal Street or the Company. In addition, becoming the target of any such lawsuit may make it more likely that the FCC also may audit a wireless carrier’s designation as a DE. If Royal Street lost those licenses or was required to repay the bidding credits it received, or to pay damages and civil penalties under a qui tam lawsuit, or an audit concluded that Royal Street had not complied with the DE requirements, it could have a material and adverse effect on our business, financial condition and operating results.

Royal Street owns certain licenses that we do not control and that may never be sold to us.

Our agreements with Royal Street Communications, which were reviewed and approved by the FCC, allow us to actively participate in the development of the Royal Street licenses and networks, and we have the right to purchase, on a wholesale basis, 85% of the engineered capacity provided by the Royal Street systems and to resell those services on a retail basis under our brand. We, however, do not control Royal Street or the Royal Street licenses. C9, an unaffiliated third party, has the ability through June 2012 to require us to purchase, or put, all or part of its ownership interest in Royal Street Communications, but we have no corresponding right to require C9 to sell to us, or call, its ownership interest in Royal Street Communications to us. C9 might not exercise its put rights or, if it does, we do not know when such exercise may occur. Further, the FCC’s rules restrict our ability to acquire or control Royal Street during the period that Royal Street must maintain its eligibility as a DE, which is currently through December 2010. Thus, we cannot be certain that the Royal Street licenses will be developed in a manner fully consistent with our business plan or our transition to our 4G platform or that C9 will act in ways that benefit us.

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

General Matters

Our stock price has historically been, and may continue to be, volatile and you may lose all or some of your investment.

The trading prices of the securities of telecommunications companies generally have been highly volatile. In particular, the trading price of our common stock has been, and is likely to be, subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:

•	concentration of offered services and assets in the U.S., in particular limited major metropolitan areas;

•	actual or anticipated fluctuations in our or our competitors’ operating and financial results;

•	changes in, or our failure to meet, securities analysts’ expectations;

•	entry of new competitors into our markets or perceptions of increased price competition, including a price war;

•	changes in our credit rating or future prospects;

•	disruptions of our operations or service providers necessary to our network operations;

•	seasonal or other variations in our customer base;

•

introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors, including the introduction of or changes to unlimited fixed-rate plans by our competitors;

•	market perceptions relating to our services, network, handsets and deployment of our 4G platform;

•	challenges to our intellectual property rights or claims that we infringe the intellectual property rights of others;

•	pending or threatened litigation or regulatory investigations;

•	adoption of or changes in governmental regulations and new accounting standards;

•	conditions and trends in the communications and high technology markets;

•	mergers, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or competitors of significant contracts, commercial relationships or capital commitments;

•	sales of our common stock by our directors, executive officers or affiliates or significant stockholders;

•	volatility in stock market prices and volumes, which is particularly common among securities of telecommunications companies;

•	the general state of the U.S. and world economies;

•	the availability or perceived availability of additional capital in general and our access to such capital;

•	availability of additional spectrum, whether by the announcement, commencement, bidding and closing of auctions for new spectrum or acquisitions of other businesses;

•	recruitment or departure of key personnel, management or board members;

•	failure to timely file periodic reports; and

•	adverse actions by the NYSE, including delisting.

In addition, the stock market generally has experienced significant price and volume fluctuations, which may continue for the foreseeable future. This volatility has had a significant impact on the trading price of securities issued by many companies, including companies in the telecommunications industry. The trading price of our stock has fallen significantly since our initial public offering. These changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business, financial condition and operating results. The price volatility and continued decrease in our stock price could subject us to takeover bids, actions by the NYSE and possible losses for stockholders.

Your ownership interest could be diluted by future issuances of shares that our Board has the authority to issue, and such future issuances or sales of such shares may adversely affect the market price of MetroPCS’ common stock.

We have registered all shares of common stock that we may issue under our stock option and performance award plans; thus, when we issue shares under these plans, the shares generally can be freely sold in the public market subject to any requirements under the Securities Act. We also have granted certain of our stockholders the right to require us to register their shares of our common stock. In the future, we may also file a shelf registration statement with the SEC, which would allow us to issue registered debt, equity and other securities, including common stock, preferred stock, debt securities and guarantees of debt securities, in addition to the amounts already outstanding. The securities registered under this universal shelf registration statement could be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms and conditions to be determined at the time of any offering. If we propose to register any additional securities under the Securities Act, either for our own account or for the account of security holders exercising registration rights, the number of shares subject to registration could increase and your interest could be significantly diluted and the sale of these shares may have a negative impact on the market price for our common stock. Further, the sale of a substantial amount of our common stock, or the possibility of such a sale, including sales by significant stockholders or executives of the Company, may reduce the market price of our common stock and could impede our ability to raise future capital through the issuance of equity securities at a time and at a price we deem appropriate.

If we fail to manage our planned growth effectively and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience growth in the future. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC, collectively referred to as SOX. SOX requires us to furnish a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K filed with the SEC, and our management also is required to report on the effectiveness of our disclosure controls and procedures. We regularly evaluate our internal controls, and our independent auditors annually attest to our internal controls over financial reporting in compliance with SOX. Material weaknesses could result in inaccurate financial statements or other disclosures or failure to prevent fraud. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, or to successfully remediate any material weaknesses in a timely manner, we may not comply with SOX and our independent auditors would not be able to certify as to the effectiveness of our internal controls over financial reporting and we could be subject to investigations or sanctions by regulatory authorities or delisting from the NYSE. Further, any material weakness or failure of our internal controls or the effectiveness of our internal controls could result in a restatement of our financial statements. Inadequate internal controls also could harm our reputation, cause us to lose customers, or cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock, all of which could have a material adverse effect on our business, financial condition and operating results. Any restatement of our financial statements could have adverse consequences, including the triggering of an event of default under financing agreements, our credit rating could be downgraded, which could result in an increase in our borrowing costs and make it more difficult to borrow funds on reasonable terms or at all, the NYSE could begin delisting proceedings, and we could have stockholder litigation or SEC enforcement action, all of which could have an adverse effect on our business, financial condition and operating results.

The value of our FCC licenses may drop in the future as a result of volatility in the marketplace and the sale of additional spectrum by the FCC.

The market value of FCC licenses has been subject to significant volatility in the past and the value of our licenses may continue to fluctuate based on market conditions, the availability of spectrum, whether through consolidation in the industry, by FCC regulatory action or auction, the availability of buyers and sellers, and the inability to ascertain the value of any license due to such volatility. The impact of the availability of spectrum from any future actions and auctions on license values is uncertain. There can be no assurance of the market value of our FCC licenses or that the market value of our FCC licenses will not be volatile in the future. If the value of our licenses was to decline significantly, we could be forced to record non-cash impairment charges that could impact our ability to borrow additional funds. A significant impairment loss could have a material adverse effect on our operating income and on the carrying value of our licenses on our balance sheet, which could have a material adverse effect on our business, financial condition and operating results.

Declines in our operating performance could ultimately result in an impairment of our indefinite-lived assets, including FCC licenses, or our long-lived assets, including property and equipment.

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including FCC licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The estimation of fair values or carrying values requires assumptions by management about factors that are highly uncertain and possibly volatile, including future cash flow, stock prices, discount rates and other factors. If adverse economic conditions, poor consumer confidence, reduced consumer spending, volatile and decreasing stock prices, including our stock, continues for a period of time or we do not achieve our planned operating results, these factors may ultimately result in a non-cash impairment charge related to our long-lived assets and/or our indefinite-lived intangible assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our FCC licenses and/or our long-lived assets on our balance sheet, which could have a material adverse effect on our business, financial condition and operating results.

Changes in interpretations of accounting requirements, changes in industry practice, the identification of errors or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

We prepare our consolidated financial statement in accordance with GAAP and file such financial statements with the SEC in accordance with the SEC’s rules and regulations. The preparation of financial statements requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, our perceptions of historical trends, current conditions, expected future developments and other various assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions. Changes in accounting requirements or in guidance or interpretations related to such requirements, changes in industry practice, the identification of errors or changes in estimates or assumptions could require restatements of financial information or amendments to disclosures included in this or prior filings with the SEC.

Even with our current levels of indebtedness, we may incur additional indebtedness.

Although we have substantial indebtedness, we may still be able to incur significantly more debt under our senior secured credit facility and our indentures governing our 9 1/4% senior notes as market conditions permit, which could further reduce the cash we have available to invest in our operations, as a result of our increased debt service obligations. The terms of the agreements governing our long-term indebtedness, subject to specified limitations, allow for the incurrence of additional indebtedness by us and our subsidiaries. The more leveraged we become, the more we, and in turn the holders of our securities, become exposed to the risks described above in the risk factor entitled “Our operations require continued capital expenditures and a failure to access additional capital could have a material adverse effect on our business, financial condition and operating results.”

In order to provide additional flexibility, especially in the current economic climate, we intend to file a universal shelf registration statement with the SEC to register debt, equity and other securities, including common stock, preferred stock, debt securities and guarantees of debt securities. The securities registered under this universal shelf registration statement could be offered from time to time, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms and conditions to be determined at the time of any offering. There can be no assurance that sufficient funds will be available to us under our existing indebtedness or otherwise. Further, should we need to raise additional capital, the foreign ownership restrictions mandated by the FCC, and applicable to us, could limit our ability to attract additional equity financing outside the United States. If we were able to obtain funds, it may not be on terms and conditions acceptable to us, which could limit or preclude our ability to pursue new opportunities, expand our service, upgrade our networks, engage in acquisitions, or purchase additional spectrum, thus limiting our ability to expand our business which could have a material adverse effect on our business, financial condition and operating results.

To service our debt, we will require a significant amount of cash, which may not be available to us.

Our ability to meet our existing or future debt obligations and to reduce our indebtedness will depend on our future performance and the other cash requirements of our business. Our performance, to a certain extent, is subject to general economic conditions, financial, competitive, business, political, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payment on our debt will depend on the satisfaction of covenants in our senior secured credit facility, the indentures governing our 9 1/4% senior notes, other debt agreements and other agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios and satisfy financial condition tests. We cannot assure you that we will continue to generate sufficient cash flow from operations at or above current levels or that future borrowings will be available to us under our senior secured credit facility or from other sources in an amount sufficient to enable us to repay all of our indebtedness in a timely manner. If we are unable to satisfy our financial covenants or generate sufficient cash to timely repay our debt, the lenders could accelerate the maturity of some or all of our outstanding indebtedness. As a result, we believe we may need to refinance all or a portion of our remaining existing indebtedness prior to its maturity. Disruptions in the financial markets or the general amount of debt refinancings occurring at the same time could make it more difficult to obtain debt or equity financing on reasonable terms or at all. We cannot assure you that we will be able to service our debt or refinance any or all of our indebtedness on favorable or commercially reasonable terms, or at all.

Our senior secured credit facility and the indentures governing our 9 1/4% senior notes include restrictive covenants that limit our operating flexibility.

Our senior secured credit facility and indentures governing our 9 1/4% senior notes impose material operating and financial restrictions on us. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability to engage in some transactions, including the following:

•	incurring additional debt;

•	paying dividends, redeeming capital stock or making other restricted payments or investments;

•	selling or buying assets, properties or licenses;

•	developing assets, properties or licenses which we have or in the future may procure;

•	creating liens on assets;

•	participating in future FCC auctions of spectrum or private sales of spectrum;

•	engaging in mergers, acquisitions, business combinations, or other transactions;

•	merging, consolidating or disposing of assets;

•	entering into transactions with affiliates; and

•	placing restrictions on the ability of subsidiaries (other than Royal Street) to pay dividends or make other payments.

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

Any failure to comply with the restrictions of the senior secured credit facility or the indentures governing our 9 1/4% senior notes, or certain current and any subsequent financing agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving our lenders the right to terminate any commitments they had made to provide us with further funds and to require us to repay all amounts then outstanding.

Our substantial indebtedness could adversely affect our business, financial condition and operating results and our senior creditors would have a prior secured claim to any collateral securing the debt owed to them.

Our ability to make payments on our debt and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Our ability to produce cash from operations is subject to a number of risks, including:

•	introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors;

•	our ability to maintain our current cost structure; and

•	our ability to continue to grow our customer base and maintain our projected levels of churn.

Our substantial debt service obligations could have important material consequences to you, including the following:

•

limiting our ability to borrow money or sell stock to fund working capital, capital expenditures, debt service requirements, acquisitions, technological initiatives and other general corporate purposes;

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic downturns and industry conditions and limiting our ability to withstand competitive pressure;

•	limiting our flexibility in planning for, or reacting to, changes in our business or the telecommunications industry;

•	limiting our ability to increase our capital expenditures to roll out new services or to upgrade our networks to new technologies, such as LTE;

•	limiting our ability to purchase additional spectrum or develop new metropolitan areas in the future;

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

We are regularly involved in a number of legal proceedings before various state and federal courts and the FCC. Such legal proceedings can be complex, costly, protracted and highly disruptive to business operations by diverting the attention and energies of management and other key personnel. Also, changes in the law or legal interpretations can affect the outcome of existing rules. The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The outcome of litigation, including amounts ultimately received or paid upon settlement or other resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements. In addition, litigation or similar proceedings could impose restraints on our current or future manner of doing business. Further, litigation could be costly to defend, divert management’s attention from our business, and could subject us to substantial liability. Such potential outcomes could have a material adverse effect on our business financial condition, of operating results, or ability to do business.

We are currently controlled by a limited number of stockholders, and their interests may be different from yours.

A certain portion of the voting power of our capital stock is concentrated in the hands of a few stockholders some of which also have representatives who are members of our board of directors. As a result, if such persons act together, they may have the ability to significantly influence whether required consents can be obtained and may have substantial control over all matters submitted to our stockholders for approval, including the election and removal of directors, changes in our capital structure, governance, stockholder approvals and the approval of any merger, consolidation or sales of all or substantially all of our assets. These stockholders may have different interests than the other holders of our common stock and may make decisions that are adverse to your interests.

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

Our board of directors includes representatives of certain of our significant stockholders. Those stockholders and their respective affiliates may invest in entities that directly or indirectly compete with us, companies in which we transact business, or companies in which they are currently invested may already compete with us. As a result of these relationships, when conflicts between the interests of those stockholders or their respective affiliates and the interests of our other stockholders arise, these directors may not be disinterested. Under Delaware law, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction, or (3) the transaction is otherwise fair to us. Also, pursuant to the terms of our certificate of incorporation, our non-employee directors are not required to offer us any corporate opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them in their capacity as a director of our Company.

Our certificate of incorporation, bylaws and Delaware corporate law contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our executive offices in Richardson, Texas, and regional offices in Alameda, California; Folsom, California; Irvine, California; Los Angeles, California; Riverside, California; Ft. Lauderdale, Florida; Jacksonville, Florida; Orlando, Florida; Tampa, Florida; Norcross, Georgia; Shreveport, Louisiana; Chelmsford, Massachusetts; Grand Rapids, Michigan; Livonia, Michigan; Las Vegas, Nevada; Hawthorne, New York; Ft. Washington, Pennsylvania; and Plano, Texas. As of December 31, 2009, we also operated 153 retail stores throughout our metropolitan areas. Our executive offices, all of our regional offices, switch sites, retail stores and virtually all of our cell sites are leased from unaffiliated third parties. We believe these properties, which are being used for their intended purposes, are adequate and well-maintained.

Item 3. Legal Proceedings

We are involved in litigation from time to time, including litigation regarding intellectual property claims that we consider to be in the normal course of business. Other than the matter listed below we are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

MetroPCS and certain current officers and a director (collectively, the “defendants”) have been named as defendants in a putative securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff, Ervant Zeronian, alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about MetroPCS’ business, prospects and operations. The putative claims are based upon statements made in press releases, earnings calls and the like during the period from February 26, 2009 through November 4, 2009. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses, and costs. Defendants have not yet been served with the complaint.

Due to the complex nature of the legal and factual issues involved in this class action matter, the outcome is not presently determinable. If this matter were to proceed beyond the pleading stage, MetroPCS could be required to incur substantial costs and expenses to defend this matter and/or be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

Item 4. Reserved

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

	High	Low
Fiscal year ended December 31, 2008
First quarter	$18.72	$14.50
Second quarter	21.83	17.08
Third quarter	17.92	12.98
Fourth quarter	15.98	10.71
Fiscal year ended December 31, 2009
First quarter	$17.99	$12.07
Second quarter	18.75	13.31
Third quarter	13.27	7.72
Fourth quarter	8.51	5.85

Holders

As of January 29, 2010, the closing price of our common stock was $5.63 per share, there were 352,714,663 shares of our common stock outstanding, and there were 49,276 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to shares of MetroPCS Communications’ common stock issuable under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Stockholders (1)	31,420,264	$13.69	9,631,700

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	31,420,264	$13.69	9,631,700

(1)	Consists of the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc., as amended, and the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, or the 2004 Plan.
(2)	Number of securities remaining available for future issuance under the 2004 Plan includes all forms of awards as defined in the 2004 Plan, including, among other things, stock options and restricted stock awards.

Non-Employee Director Remuneration Plan

Non-employee members of our board of directors are eligible to participate in our non-employee director remuneration plan under which such directors receive compensation for serving on the board of directors. In 2008, the Compensation Committee of the Board of Directors amended and restated the MetroPCS Communications, Inc. Amended and Restated Non-Employee Director Remuneration Plan (the “Remuneration Plan”) to be more competitive with the market and to be more reflective of the Company’s status as a public company. As of December 31, 2009, compensation to be paid pursuant to the Remuneration Plan to non-employee directors of our Company included annual retainers, stock options, and board and committee meeting fees.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the period covered by this report.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data. We derived our selected consolidated financial data as of and for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 from our consolidated financial statements. The historical selected financial data may not be indicative of future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In Thousands, Except Share and Per Share Data)
Statement of Operations Data:
Revenues:
Service revenues	$872,100	$1,290,947	$1,919,197	$2,437,250	$3,130,385
Equipment revenues	166,328	255,916	316,537	314,266	350,130

Total revenues	1,038,428	1,546,863	2,235,734	2,751,516	3,480,515
Operating expenses:
Cost of service (excluding depreciation and amortization disclosed separately below)	283,212	445,281	647,510	857,295	1,120,052
Cost of equipment	300,871	476,877	597,233	704,648	884,272
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)	162,476	243,618	352,020	447,582	567,730
Depreciation and amortization	87,895	135,028	178,202	255,319	377,856
(Gain) loss on disposal of assets	(218,203)	8,806	655	18,905	(4,683)

Total operating expenses	616,251	1,309,610	1,775,620	2,283,749	2,945,227

Income from operations	422,177	237,253	460,114	467,767	535,288
Other expense (income):
Interest expense	58,033	115,985	201,746	179,398	270,285
Accretion of put option in majority-owned subsidiary	252	770	1,003	1,258	1,567
Interest and other income	(8,658)	(21,543)	(63,936)	(23,170)	(2,629)
Impairment loss on investment securities	—	—	97,800	30,857	2,386
Loss on extinguishment of debt	46,448	51,518	—	—	—

Total other expense	96,075	146,730	236,613	188,343	271,609

Income before provision for income taxes	326,102	90,523	223,501	279,424	263,679
Provision for income taxes	(127,425)	(36,717)	(123,098)	(129,986)	(86,835)

Net income	198,677	53,806	100,403	149,438	176,844
Accrued dividends on Series D Preferred Stock	(21,006)	(21,006)	(6,499)	—	—
Accrued dividends on Series E Preferred Stock	(1,019)	(3,000)	(929)	—	—
Accretion on Series D Preferred Stock	(473)	(473)	(148)	—	—
Accretion on Series E Preferred Stock	(114)	(339)	(106)	—	—

Net income applicable to Common Stock	$176,065	$28,988	$92,721	$149,438	$176,844

Net income per common share(1):
Net income per common share—basic	$0.71	$0.11	$0.29	$0.43	$0.50

Net income per common share—diluted	$0.62	$0.10	$0.28	$0.42	$0.49

Weighted average shares(1):
Basic	135,352,396	155,820,381	287,692,280	349,395,285	351,898,898

Diluted	153,610,589	159,696,608	296,337,724	355,380,111	355,942,921

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In Thousands)
Other Financial Data:
Net cash provided by operating activities	$283,216	$364,761	$589,306	$447,490	$899,349
Net cash used in investing activities	(905,228)	(1,939,665)	(517,088)	(1,294,275)	(1,116,954)
Net cash provided by financing activities	712,244	1,623,693	1,236,492	74,525	449,038

	As of December 31,
	2005	2006	2007	2008	2009
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents & short-term investments	$503,131	$552,149	$1,470,208	$697,951	$1,154,313
Property and equipment, net	831,490	1,256,162	1,891,411	2,847,751	3,252,213
Total assets	2,158,981	4,153,122	5,806,130	6,422,148	7,386,017
Long-term debt (including current maturities)	905,554	2,596,000	3,002,177	3,074,992	3,645,275
Series D Cumulative Convertible Redeemable Participating Preferred Stock	421,889	443,368	—	—	—
Series E Cumulative Convertible Redeemable Participating Preferred Stock	47,796	51,135	—	—	—
Stockholders’ equity	367,906	413,245	1,848,746	2,034,323	2,288,142

(1)	See Note 16 to the consolidated financial statements included elsewhere in this report for an explanation of the calculation of basic and diluted net income per common share. The calculation of basic and diluted net income per common share for the years ended December 31, 2005 and 2006 is not included in Note 16 to the consolidated financial statements.

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

We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in the greater Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interest in Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee. We have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement. As of December 31, 2009, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $1.6 billion of which Royal Street had net outstanding borrowings of approximately $1.1 billion through December 31, 2009. On February 17, 2010, we executed an amendment to the loan agreement, which increased the amount available to Royal Street under the loan agreement by an additional $874.0 million. Royal Street has incurred an additional $14.0 million in net borrowings through February 28, 2010.

As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses.

We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, under simple and affordable flat-rate monthly service plans. In 2009, our service plans started at $30 per month and the subscriber was obligated to pay all applicable taxes and regulatory fees associated with the service. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees, offering nationwide voice, text and web services beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. For additional usage fees, we also provide certain other value-added services. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within thirty days, the customer is terminated. Our flat-rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us under the MetroPCS brand in the metropolitan areas where we purchase services from Royal Street.

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

We have revenue arrangements with multiple deliverables and follow the provisions of FASB Accounting Standards Codification, or ASC 605, (Topic 605, “Revenue Recognition”). ASC 605 addresses the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting and the consideration received is allocated among the separate units of accounting using the residual method of accounting.

We determined that the sale of wireless services through our direct and indirect sales channels with an accompanying handset constitutes revenue arrangements with multiple deliverables. In accordance with ASC 605 we divide these arrangements into separate units of accounting and allocate the consideration between the handset and the wireless service using the residual method of accounting. Consideration received for the wireless service is recognized at fair value as service revenue when earned, and any remaining consideration received is recognized as equipment revenue when the handset is activated by the customer.

Allowance for Uncollectible Accounts Receivable

We maintain allowances for uncollectible accounts for estimated losses resulting from the inability of our independent retailers to pay for equipment purchases and for amounts estimated to be uncollectible for intercarrier compensation. We estimate allowances for uncollectible accounts from independent retailers based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of a material portion of our independent retailers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where we are aware of a specific carrier’s inability to meet its financial obligations to us, we record a specific allowance for intercarrier compensation against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Total allowance for uncollectible accounts receivable as of December 31, 2009 was approximately 4% of the total amount of gross accounts receivable.

Inventories

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. Total inventory reserves for obsolescent and unmarketable inventory were not significant as of December 31, 2009. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

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

We establish reserves when, despite our belief that our tax returns are fully supportable, we believe that certain positions may be challenged and ultimately modified. We adjust the reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of income tax related reserve positions and changes to income tax reserves that we consider appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. Tax reserves as of December 31, 2009 were $12.6 million of which $5.5 million and $7.1 million are presented on the consolidated balance sheet in accounts payable and accrued expenses and other long-term liabilities, respectively.

Property and Equipment

Depreciation on property and equipment is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets, three to ten years for capitalized interest, up to fifteen years for capital lease assets, three to eight years for office equipment, which includes software and computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement, whichever is shorter. The estimated life of property and equipment is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the assets could be extended based on the life assigned to new assets added to property and equipment. This could result in a reduction of depreciation expense in future periods.

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. If actual results are not consistent with our assumptions and estimates, we may be exposed to an additional impairment charge associated with long-lived assets. There have been no indicators that the carrying value of long-lived assets may not be recoverable and accordingly no impairment tests have been performed. The carrying value of property and equipment was approximately $3.3 billion as of December 31, 2009.

Fair Value Measurements

We have adopted the provisions of ASC 820 (Topic 820, “Fair Value Measurements and Disclosures”) for financial assets and liabilities. ASC 820 became effective for financial assets and liabilities on January 1, 2008. We adopted the provisions of ASC 820 for non-financial assets and liabilities upon its effectiveness on January 1, 2009. ASC 820 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. ASC 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. ASC 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

FCC Licenses and Microwave Relocation Costs

We operate wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband mobile services. We hold personal communications services, or PCS, licenses granted or acquired on various dates, and in November 2006, we acquired a number of AWS licenses which can be used to provide wireless broadband mobile services comparable to PCS services provided by us, as well as other advanced wireless services. In June 2008, we acquired a 700 MHz license that also can be used to provide services comparable to those we can provide over our AWS spectrum. The PCS licenses previously included, and the AWS licenses currently include, the obligation to relocate existing fixed microwave users of our licensed spectrum if the use of our spectrum interfered with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits our system. Additionally, we incurred costs related to microwave relocation in constructing our PCS and AWS networks. The PCS, AWS and 700 MHz licenses and microwave relocation costs are recorded at cost. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses, fifteen years in the case of AWS licenses and ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of our PCS, AWS and 700 MHz licenses.

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

Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include a weighted average cost of capital and long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. We corroborate our determination of fair value of the indefinite-lived intangible assets, using the discounted cash flow approach described above, with other market-based valuation metrics. As of September 30, 2009, our indefinite-lived intangible assets were aggregated and combined into a single unit of accounting in accordance with ASC 350 based on the management of the business on a national scope. We believe that utilizing our indefinite-lived intangible assets as a group represents the highest and best use of the assets, and the value of the indefinite-lived intangible assets would not be significantly impacted by a sale of one or a portion of the indefinite-lived intangible assets, among other factors. Previously, our indefinite-lived intangible assets were segregated by operating segments for the purpose of performing the annual impairment test. As of September 30, 2009, in accordance with the requirements in ASC 350, these intangibles were separately tested for impairment prior to being combined as a single unit of accounting. No impairment was recognized as the fair value of each indefinite-lived intangible asset was in excess of its carrying value as of September 30, 2009.

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

For the license impairment test performed as of September 30, 2009, the aggregate fair value of the indefinite-lived intangible assets was in excess of the aggregate carrying values. There also have been no subsequent indicators of impairment, including those indicated in ASC 360, and accordingly no subsequent interim impairment tests were performed.

Share-Based Payments

We account for share-based awards exchanged for employee services in accordance with ASC 718 (Topic 718, “Compensation – Stock Compensation”). Under ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

We have granted restricted stock awards that entitle the holder to receive shares of common stock which become fully tradable upon vesting. The restricted stock awards granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly or quarterly basis thereafter, subject to a service condition that relates only to vesting. The estimated compensation expense, which is equal to the fair value of the awards on the date of grant, is recognized on a ratable basis over the four-year vesting period.

We have also granted nonqualified stock options. Most of our stock option awards include a service condition that relates only to vesting. The stock option awards generally vest in one to four years from the grant date. Compensation expense is amortized on a ratable basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

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

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. We utilized the following weighted-average assumptions in estimating the fair value of the options grants for the years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Expected dividends	0.00%	0.00%
Expected volatility	50.01%	45.20%
Risk-free interest rate	1.99%	2.49%
Expected lives in years	5.00	5.00
Weighted-average fair value of options:
Granted at below fair value	$—	$—
Granted at fair value	$6.43	$6.95
Weighted-average exercise price of options:
Granted at below fair value	$—	$—
Granted at fair value	$14.23	$16.36

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

As share-based compensation expense under ASC 718 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized stock-based compensation expense of approximately $47.8 million, $41.1 million and $28.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Customer Recognition and Disconnect Policies

Until January 2010, when a new customer subscribed to our service, the first month of service was included with the handset purchase. Under GAAP, we are required to allocate the purchase price to the handset and to the wireless service revenue. Generally, the amount allocated to the handset will be less than our cost, and this difference is included in Cost Per Gross Addition, or CPGA. We recognize new customers as gross customer additions upon activation of service. Until January 2010 we offered our customers the Metro Promise, which allowed a customer to return a newly purchased handset for a full refund prior to the earlier of 30 days or 60 minutes of use. Customers who returned their phones under the Metro Promise are reflected as a reduction to gross customer additions. Customers’ monthly service payments are due in advance every month. Our customers must pay their monthly service amount by the payment date or their service will be suspended, or hotlined, and the customer will not be able to make or receive calls on our network. However, a hotlined customer is still able to make E-911 calls in the event of an emergency. There is no service grace period. Any call attempted by a hotlined customer is routed directly to our interactive voice response system and customer service center in order to arrange payment. If the customer pays the amount due within 30 days of the original payment date then the customer’s service is restored. If a hotlined customer does not pay the amount due within 30 days of the payment date the account is disconnected and counted as churn. Once an account is disconnected we may charge a $15 reconnect fee upon reactivation to reestablish service and the revenue associated with this fee is deferred and recognized over the estimated life of the customer.

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

•	Customer Support. We pay charges to nationally recognized third-party providers for customer care, billing and payment processing services.

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

Depreciation and Amortization. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets, three to ten years for capitalized interest, up to fifteen years for capital leases, three to eight years for office equipment, which includes software and computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the term of the respective leases, which includes renewal periods that are reasonably assured, or the estimated useful life of the improvement, whichever is shorter.

Interest Expense and Interest Income. Interest expense includes interest incurred on our borrowings and capital lease obligations, amortization of debt issuance costs and amortization of discounts and premiums on long-term debt. Interest income is earned primarily on our cash, cash equivalents and short term investments.

Income Taxes. For the years ended December 31, 2009 and 2008, we paid no federal income taxes, whereas for the year ended December 31, 2007, we paid approximately $0.3 million in federal income taxes. In addition, we have paid approximately $3.1 million, $2.7 million and $1.1 million of state income tax during the years ended December 31, 2009, 2008 and 2007, respectively.

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

MetroPCS Subscriber Statistics	Net Additions			Subscribers
	Core Markets	Northeast Markets	Consolidated	Core Markets	Northeast Markets	Consolidated
	(In 000s)
2007
Q1	454	—	454	3,395	—	3,395
Q2	155	—	155	3,550	—	3,550
Q3	114	—	114	3,664	—	3,664
Q4	299	—	299	3,963	—	3,963
2008
Q1	452	—	452	4,415	—	4,415
Q2	183	—	183	4,598	—	4,598
Q3	205	44	249	4,803	44	4,847
Q4	460	60	520	5,263	104	5,367
2009
Q1	435	249	684	5,698	353	6,051
Q2	13	193	206	5,710	546	6,256
Q3	(54)	120	66	5,656	666	6,322
Q4	205	112	317	5,861	779	6,640

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

As of December 31, 2009, we had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provides wireless broadband mobile voice and data services and products to customers in its service areas. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location based services, social networking services and other value-added services.

We aggregate our operating segments into two reportable segments: Core Markets and Northeast Markets. Effective January 1, 2009, we implemented a change to the composition of our reportable segments under ASC 280. The historical comparative information for the years ended December 31, 2008 and 2007 presented below has been retrospectively adjusted to reflect this change.

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

Reportable Operating Segment Data	2009	2008	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$2,895,076	$2,424,859	19%
Northeast Markets	235,309	12,391	* *

Total	$3,130,385	$2,437,250	28%

Equipment revenues:
Core Markets	$300,731	$310,452	(3)%
Northeast Markets	49,399	3,814	* *

Total	$350,130	$314,266	11%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$910,866	$785,595	16%
Northeast Markets	209,186	71,700	192%

Total	$1,120,052	$857,295	31%

Cost of equipment:
Core Markets	$725,565	$690,296	5%
Northeast Markets	158,707	14,352	* *

Total	$884,272	$704,648	26%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$435,180	$389,896	12%
Northeast Markets	132,550	57,686	130%

Total	$567,730	$447,582	27%

Adjusted EBITDA (Deficit) (2):
Core Markets	$1,161,485	$901,751	29%
Northeast Markets	$(205,241)	$(118,618)	73%
Depreciation and amortization:
Core Markets	$258,888	$230,603	12%
Northeast Markets	82,801	6,502	* *
Other	36,167	18,214	99%

Total	$377,856	$255,319	48%

Stock-based compensation expense:
Core Markets	$37,289	$32,227	16%
Northeast Markets	10,494	8,915	18%

Total	$47,783	$41,142	16%

Income (loss) from operations:
Core Markets	$854,403	$620,024	38%
Northeast Markets	(298,473)	(134,039)	123%
Other	(20,642)	(18,218)	13%

Total	$535,288	$467,767	14%

** Not meaningful.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the year ended December 31, 2009, cost of service includes $4.2 million and selling, general and administrative expenses includes approximately $43.6 million of stock-based compensation expense. For the year ended December 31, 2008, cost of service includes $2.9 million and selling, general and administrative expenses includes $38.2 million of stock-based compensation expense.

(2)	Core and Northeast Markets Adjusted EBITDA (Deficit) is presented in accordance with ASC 280 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

Service Revenues. Service revenues increased $693.1 million, or 28%, to $3.1 billion for the year ended December 31, 2009 from $2.4 billion for the year ended December 31, 2008. The increase is due to increases in Core Markets and Northeast Markets service revenues as follows:

•

Core Markets. Core Markets service revenues increased $470.2 million, or 19%, to approximately $2.9 billion for the year ended December 31, 2009 from $2.4 billion for the year ended December 31, 2008. The increase in service revenues is primarily attributable to net customer additions of approximately 598 thousand customers for the year ended December 31, 2009, which accounted for approximately $497.1 million of the Core Markets increase. Offsetting these revenues, in accordance with ASC 605, is $26.9 million that would have been recognized as Core Markets service revenues but was classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets.

•

Northeast Markets. Northeast Markets service revenues increased $222.9 million to $235.3 million for the year ended December 31, 2009 from approximately $12.4 million for the year ended December 31, 2008. The increase in service revenues is primarily attributable to net customer additions of approximately 675 thousand customers for the year ended December 31, 2009, which accounted for $238.9 million of the Northeast Markets increase. Offsetting these revenues, in accordance with ASC 605 is approximately $16.0 million that would have been recognized as Northeast Markets service revenues but was classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets.

Equipment Revenues. Equipment revenues increased $35.8 million, or 11%, to $350.1 million for the year ended December 31, 2009 from approximately $314.3 million for the year ended December 31, 2008. The increase is due primarily to an increase in Northeast Markets equipment revenues, partially offset by a decrease in Core Markets equipment revenues:

•

Core Markets. Core Markets equipment revenues decreased approximately $9.8 million, or 3%, to $300.7 million for the year ended December 31, 2009 from $310.5 million for the year ended December 31, 2008. The decrease in equipment revenues is primarily attributable to a lower average price of handsets activated reducing equipment revenues by approximately $61.3 million, partially offset by an increase in gross additions and an increase in upgrade handset sales to existing customers accounting for an approximate $26.3 million increase in equipment revenues. In addition, in accordance with ASC 605, $26.9 million that would have been recognized as Core Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets.

•

Northeast Markets. Northeast Markets equipment revenues increased approximately $45.6 million to approximately $49.4 million for the year ended December 31, 2009 from $3.8 million for the year ended December 31, 2008. These equipment revenues are primarily attributable to the growth in the Philadelphia metropolitan area as well as the launch of service in the New York and Boston metropolitan areas in early 2009. In addition, in accordance with ASC 605, approximately $16.0 million that would have been recognized as Northeast Markets service revenues was classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets.

Cost of Service. Cost of service increased approximately $262.8 million, or approximately 31%, to $1.1 billion for the year ended December 31, 2009 from approximately $857.3 million for the year ended December 31, 2008. The increase is due to increases in Core Markets and Northeast Markets cost of service as follows:

•

Core Markets. Core Markets cost of service increased approximately $125.3 million, or approximately 16%, to approximately $910.9 million for the year ended December 31, 2009 from approximately $785.6 million for the year ended December 31, 2008. The increase in cost of service is primarily attributable to the growth in our Core Markets customer base, the deployment of additional network infrastructure during the year ended December 31, 2009 and costs associated with our unlimited international calling product.

•

Northeast Markets. Northeast Markets cost of service increased approximately $137.5 million, or approximately 192%, to approximately $209.2 million for the year ended December 31, 2009 from $71.7 million for the year ended December 31, 2008. The increase in cost of service is primarily attributable to the growth in our Northeast Markets customer base, the deployment of additional network infrastructure during the year ended December 31, 2009 and costs associated with our unlimited international calling product.

Cost of Equipment. Cost of equipment increased $179.6 million, or approximately 26%, to approximately $884.3 million for the year ended December 31, 2009 from approximately $704.7 million for the year ended December 31, 2008. The increase is due to increases in Core Markets and Northeast Markets cost of equipment as follows:

•

Core Markets. Core Markets cost of equipment increased approximately $35.3 million, or 5%, to approximately $725.6 million for the year ended December 31, 2009 from approximately $690.3 million for the year ended December 31, 2008. The increase in Core Markets cost of equipment is primarily attributable to an increase in gross customer additions which accounted for approximately $22.3 million, coupled with an increase in upgrade handset costs to existing customers accounting for an approximate $39.8 million increase. These increases were partially offset by the sale of lower priced handsets accounting for an approximate $30.0 million decrease in cost of equipment.

•

Northeast Markets. Northeast Markets cost of equipment increased $144.3 million to $158.7 million for the year ended December 31, 2009 from approximately $14.4 million for the year ended December 31, 2008. This cost is primarily attributable to an increase in gross customer additions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $120.1 million, or approximately 27%, to $567.7 million for the year ended December 31, 2009 from approximately $447.6 million for the year ended December 31, 2008. The increase is due to increases in Core Markets and Northeast Markets selling, general and administrative expenses as follows:

•

Core Markets. Core Markets selling, general and administrative expenses increased approximately $45.3 million, or approximately 12%, to approximately $435.2 million for the year ended December 31, 2009 from approximately $389.9 million for the year ended December 31, 2008. Selling expenses increased by $25.1 million, or approximately 13%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in selling expenses is primarily attributable to an approximate $9.8 million increase in marketing and advertising expenses, an approximate $7.3 million increase in employee related costs and a $6.4 million increase in MetroFLASH™ expense. General and administrative expenses increased $16.1 million, or approximately 10%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to the growth in the Core Markets. In addition, stock-based compensation expense included in selling, general and administrative expenses increased approximately $4.1 million for the year ended December 31, 2009 as compared to the same period in 2008. See – “Stock-Based Compensation Expense.”

•

Northeast Markets. Northeast Markets selling, general and administrative expenses increased approximately $74.8 million, or approximately 130%, to $132.5 million for the year ended December 31, 2009 from approximately $57.7 million for the year ended December 31, 2008. Selling expenses increased by $64.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase is primarily due to a $40.3 million increase in marketing and advertising expenses as well as higher employee related costs of approximately $17.2 million to support the growth in the Northeast Markets. General and administrative expenses increased by $8.7 million, or 27%, for the year ended December 31, 2009 compared to the same period in 2008 primarily due the growth in the Northeast Markets. In addition, an increase of approximately $1.3 million in stock-based compensation expense included in selling, general and administrative expenses contributed to the increase in the Northeast Markets. See – “Stock-Based Compensation Expense.”

Depreciation and Amortization. Depreciation and amortization expense increased approximately $122.5 million, or 48%, to $377.8 million for the year ended December 31, 2009 from $255.3 million for the year ended December 31, 2008. The increase is due to increases in Core Markets and Northeast Markets depreciation and amortization expense as follows:

•

Core Markets. Core Markets depreciation and amortization expense increased approximately $28.3 million, or 12%, to approximately $258.9 million for the year ended December 31, 2009 from $230.6 million for the year ended December 31, 2008. The increase related primarily to an increase in network infrastructure assets placed into service during the year ended December 31, 2009 to support the continued growth in the Core Markets.

•

Northeast Markets. Northeast Markets depreciation and amortization expense increased approximately $76.3 million to $82.8 million for the year ended December 31, 2009 from $6.5 million for the year ended December 31, 2008. The increase related primarily to network infrastructure assets that were placed into service during the year ended December 31, 2009 as a result of the launch of service and the expansion of our network in the Northeast Markets.

Stock-Based Compensation Expense. Stock-based compensation expense increased approximately $6.7 million, or 16%, to approximately $47.8 million for the year ended December 31, 2009 from $41.1 million for the year ended December 31, 2008. The increase is due to increases in Core Markets and Northeast Markets stock-based compensation expense as follows:

•

Core Markets. Core Markets stock-based compensation expense increased approximately $5.1 million, or approximately 16%, to approximately $37.3 million for the year ended December 31, 2009 from $32.2 million for the year ended December 31, 2008. The increase is primarily related to restricted stock awards granted to employees in 2009 as well as additional stock options granted to employees in these markets throughout the year ended December 31, 2009.

•

Northeast Markets. Northeast Markets stock-based compensation expense increased approximately $1.6 million, or approximately 18%, to approximately $10.5 million for the year ended December 31, 2009 from $8.9 million for the year ended December 31, 2008. The increase is primarily related to restricted stock awards granted to employees in 2009 as well as additional stock options granted to employees in these markets throughout the year ended December 31, 2009.

Consolidated Data	2009	2008	Change
	(in thousands)
(Gain) loss on disposal of assets	$(4,683)	$18,905	125%
Interest expense	270,285	179,398	51%
Interest and other income	(2,629)	(23,170)	(89)%
Impairment loss on investment securities	2,386	30,857	(92)%
Provision for income taxes	86,835	129,986	(33)%
Net income	176,844	149,438	18%

(Gain) loss on Disposal of Assets. Gain on disposal of assets increased approximately $23.6 million, or approximately 125%, to approximately $4.7 million for the year ended December 31, 2009 from a loss on disposal of assets of $18.9 million for the year ended December 31, 2008. The gain recognized during the year ended December 31, 2009 was due primarily to asset sales and FCC license exchanges consummated during the year, partially offset by the disposal of assets related to certain network technology that was retired and replaced with newer technology during the year ended December 31, 2009. The loss on disposal of assets for the year ended December 31, 2008 related to certain network equipment and construction costs that were retired.

Interest Expense. Interest expense increased approximately $90.9 million, or approximately 51%, to approximately $270.3 million for the year ended December 31, 2009 from approximately $179.4 million for the year ended December 31, 2008. The increase in interest expense was primarily due to an additional $550.0 million of 9 1/4% senior notes due 2014, or New 9 1/4% Senior Notes, that were issued in January 2009 and interest on capital lease obligations that were placed into service during the year ended December 31, 2009 as well as a decrease in capitalized interest expense. In addition, our weighted average interest rate increased to 8.23% for the year ended December 31, 2009 compared to 7.78% for the year ended December 31, 2008, which includes the impact of our interest rate protection agreements. Average debt outstanding for the year ended December 31, 2009 and 2008 was $3.5 billion and $3.0 billion, respectively.

Interest and Other Income. Interest and other income decreased approximately $20.6 million, or approximately 89%, to $2.6 million for the year ended December 31, 2009 from approximately $23.2 million for the year ended December 31, 2008. The decrease in interest and other income was primarily due to a decrease on the return on our cash balances as a result of a decrease in interest rates.

Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities that were rated AAA/Aaa at the time of purchase, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at December 31, 2009 continue to experience failed auctions as the amount of securities submitted for sale in the auctions exceeds the amount of purchase orders. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of approximately $2.4 million during the year ended December 31, 2009.

Provision for Income Taxes. Income tax expense was approximately $86.8 million and approximately $130.0 million for the year ended December 31, 2009 and 2008, respectively. The effective tax rate was 32.9% and 46.5% for the year ended December 31, 2009 and 2008, respectively. Our effective rates differ from the statutory federal rate of 35.0% due to state and local taxes of $11.5 million, non-deductible expenses of $0.6 million, renewable energy investment tax credits of $2.1 million, an increase in the valuation allowance related to the impairment loss recognized on investment securities of $0.8 million and a net change in uncertain tax positions of $16.3 million. Provision for income taxes for the year ended December 31, 2009 includes a net decrease in a state unrecognized tax benefit of $18.1 million due to the expiration of a statute of limitations.

Net Income. Net income increased $27.4 million, or 18%, to $176.8 million for the year ended December 31, 2009 compared to $149.4 million for the year ended December 31, 2008. The increase was primarily attributable to a 14% increase in income from operations, a 33% decrease in provision for income taxes and a 92% decrease in the impairment loss on investment securities, partially offset by an approximate 51% increase in interest expense and an approximate 89% decrease in interest and other income.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Set forth below is a summary of certain financial information by reportable operating segment for the periods indicated:

Reportable Operating Segment Data	2008	2007	Change
	(in thousands)
REVENUES:
Service revenues:
Core Markets	$2,424,859	$1,919,197	26%
Northeast Markets	12,391	—	* *

Total	$2,437,250	$1,919,197	27%

Equipment revenues:
Core Markets	$310,452	$316,537	(2)%
Northeast Markets	3,814	—	* *

Total	$314,266	$316,537	(1)%

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$785,595	$642,206	22%
Northeast Markets	71,700	5,304	* *

Total	$857,295	$647,510	32%

Cost of equipment:
Core Markets	$690,296	$597,233	16%
Northeast Markets	14,352	—	* *

Total	$704,648	$597,233	18%

Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below) (1):
Core Markets	$389,896	$323,572	21%
Northeast Markets	57,686	28,448	103%

Total	$447,582	$352,020	27%

Adjusted EBITDA (Deficit) (2):
Core Markets	$901,751	$694,761	30%
Northeast Markets	$(118,618)	$(27,766)	327%
Depreciation and amortization:
Core Markets	$230,603	$170,876	35%
Northeast Markets	6,502	319	* *
Other	18,214	7,007	160%

Total	$255,319	$178,202	43%

Stock-based compensation expense:
Core Markets	$32,227	$22,037	46%
Northeast Markets	8,915	5,987	49%

Total	$41,142	$28,024	47%

Income (loss) from operations:
Core Markets	$620,024	$504,468	23%
Northeast Markets	(134,039)	(34,092)	293%
Other	(18,218)	(10,262)	78%

Total	$467,767	$460,114	2%

** Not meaningful

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the year ended December 31, 2008, cost of service includes $2.9 million and selling, general and administrative expenses includes $38.2 million of stock-based compensation expense. For the year ended December 31, 2007, cost of service includes $1.8 million and selling, general and administrative expenses includes $26.2 million of stock-based compensation expense.

(2)	Core and Northeast Markets Adjusted EBITDA (Deficit) is presented in accordance with ASC 280 as it is the primary financial measure utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

Service Revenues. Service revenues increased $518.1 million, or approximately 27%, to $2.4 billion for the year ended December 31, 2008 from $1.9 billion for the year ended December 31, 2007. The increase is due to increases in Core Markets and Northeast Markets service revenues as follows:

•

Core Markets. Core Markets service revenues increased approximately $505.7 million, or 26%, to $2.4 billion for the year ended December 31, 2008 from $1.9 billion for the year ended December 31, 2007. The increase in service revenues is primarily attributable to net customer additions of approximately 1.3 million customers for the year ended December 31, 2008, which accounted for approximately $607.3 million of the Core Markets increase. This increase was partially offset by the higher participation in our Family Plans as well as reduced revenue from certain features included in our service plans that were previously provided a la carte, accounting for an approximately $106.6 million decrease.

•

Northeast Markets. Northeast Markets service revenues were approximately $12.4 million for the year ended December 31, 2008. These service revenues are attributable to net customer additions of 104,151 in the Philadelphia metropolitan area for the year ended December 31, 2008.

Equipment Revenues. Equipment revenues decreased $2.3 million, or approximately 1%, to $314.3 million for the year ended December 31, 2008 from $316.6 million for the year ended December 31, 2007. The decrease is due primarily to a decrease in Core Markets equipment revenues, partially offset by an increase in Northeast Markets equipment revenues as follows:

•

Core Markets. Core Markets equipment revenues decreased approximately $6.1 million, or approximately 2%, to approximately $310.5 million for the year ended December 31, 2008 from $316.6 million for the year ended December 31, 2007. The decrease in equipment revenues is primarily attributable to a lower average price of handsets activated reducing equipment revenues by $39.9 million, partially offset by an increase in gross additions and an increase in upgrade handset sales to existing customers accounting for an approximate $30.6 million increase in equipment revenues.

•

Northeast Markets. Northeast Markets equipment revenues were $3.8 million for the year ended December 31, 2008. These equipment revenues are attributable to gross customer additions from the launch of service in the Philadelphia metropolitan area.

Cost of Service. Cost of service increased $209.8 million, or approximately 32%, to $857.3 million for the year ended December 31, 2008 from $647.5 million for the year ended December 31, 2007. The increase is due primarily to an increase in Core Markets and Northeast Markets cost of service as follows:

•

Core Markets. Core Markets cost of service increased approximately $143.4 million, or 22%, to approximately $785.6 million for the year ended December 31, 2008 from $642.2 million for the year ended December 31, 2007. The increase in cost of service is primarily attributable to the approximate 33% growth in our Core Markets customer base and the deployment of additional network infrastructure during the year ended December 31, 2008.

•

Northeast Markets. Northeast Markets cost of service increased approximately $66.4 million to $71.7 million for the year ended December 31, 2008 from $5.3 million for the year ended December 31, 2007. The increase in cost of service is primarily attributable to the expenses associated with the construction and launch of service in the Philadelphia metropolitan area and operating costs in the New York and Boston metropolitan areas that were incurred prior to the launch of service in these markets.

Cost of Equipment. Cost of equipment increased $107.4 million, or 18%, to $704.6 million for the year ended December 31, 2008 from $597.2 million for the year ended December 31, 2007. The increase is due primarily to an increase in Core Markets and Northeast Markets cost of equipment as follows:

•

Core Markets. Core Markets cost of equipment increased approximately $93.1 million, or approximately 16%, to approximately $690.3 million for the year ended December 31, 2008 from $597.2 million for the year ended December 31, 2007. The increase in Core Markets cost of equipment is primarily attributable to an increase in gross customer additions which accounted for approximately $73.5 million, coupled with an increase in upgrade handset sales to existing customers accounting for approximately $38.8 million. These increases were partially offset by a lower average cost of handsets activated reducing cost of equipment by $27.7 million.

•

Northeast Markets. Northeast Markets cost of equipment were approximately $14.3 million for the year ended December 31, 2008. This cost is attributable to gross customer additions from the launch of service in the Philadelphia metropolitan area.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $95.6 million, or 27%, to $447.6 million for the year ended December 31, 2008 from $352.0 million for the year ended December 31, 2007. The increase is due to increases in Core Markets and Northeast Markets selling, general and administrative expenses as follows:

•

Core Markets. Core Markets selling, general and administrative expenses increased $66.3 million, or approximately 21%, to approximately $389.9 million for the year ended December 31, 2008 from approximately $323.6 million for the year ended December 31, 2007. Selling expenses increased by approximately $42.8 million, or 28%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in selling expenses is primarily attributable to a $16.6 million increase in marketing and advertising expenses as well as higher employee related costs of approximately $14.5 million incurred to support the growth in the Core Markets. General and administrative expenses increased by approximately $14.1 million, or 9%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This was due primarily to the approximate 33% growth in our Core Markets customer base. In addition, stock-based compensation expense increased $9.4 million for the year ended December 31, 2008 as compared to the same period in 2007. See – “Stock-Based Compensation Expense.”

•

Northeast Markets. Northeast Markets selling, general and administrative expenses increased $29.3 million, or approximately 103%, to approximately $57.7 million for the year ended December 31, 2008 from approximately $28.4 million for the year ended December 31, 2007. Selling expenses increased by $16.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase is primarily due to a $7.0 million increase in marketing and advertising expenses incurred to support the launch of service in the Philadelphia metropolitan area as well as higher employee related costs of approximately $6.4 million to support the launch of service in the Philadelphia metropolitan area and the build-out of the New York and Boston metropolitan areas. General and administrative expenses increased by $10.2 million, or 46%, for the year ended December 31, 2008 compared to the same period in 2007 primarily due to the construction and launch of service in the Philadelphia market and the build-out of the New York and Boston metropolitan areas. In addition, an increase of $2.6 million in stock-based compensation expense contributed to the increase in the Northeast Markets. See – “Stock-Based Compensation Expense.”

Depreciation and Amortization. Depreciation and amortization expense increased $77.1 million, or 43%, to $255.3 million for the year ended December 31, 2008 from $178.2 million for the year ended December 31, 2007. The increase is primarily due to increases in Core Markets and Northeast Markets depreciation and amortization expense as follows:

•

Core Markets. Core Markets depreciation and amortization expense increased $59.7 million, or 35%, to $230.6 million for the year ended December 31, 2008 from approximately $170.9 million for the year ended December 31, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the year ended December 31, 2008 to support the continued growth in the Core Markets.

•

Northeast Markets. Northeast Markets depreciation and amortization expense increased approximately $6.2 million to $6.5 million for the year ended December 31, 2008 from $0.3 million for the year ended December 31, 2007. The increase related primarily to an increase in network infrastructure assets placed into service during the year ended December 31, 2008 driven primarily by the launch of service in the Philadelphia metropolitan area.

Stock-Based Compensation Expense. Stock-based compensation expense increased $13.1 million, or approximately 47%, to $41.1 million for the year ended December 31, 2008 from $28.0 million for the year ended December 31, 2007. The increase is due primarily to increases in Core Markets and Northeast Markets stock-based compensation expense as follows:

•

Core Markets. Core Markets stock-based compensation expense increased approximately $10.2 million, or 46%, to $32.2 million for the year ended December 31, 2008 from $22.0 million for the year ended December 31, 2007. The increase is primarily related to additional stock options granted to employees in these markets throughout the year ended December 31, 2008.

•

Northeast Markets. Northeast Markets stock-based compensation expense increased $2.9 million, or approximately 49%, to $8.9 million for the year ended December 31, 2008 from approximately $6.0 million for the year ended December 31, 2007. The increase is primarily related to additional stock options granted to employees in these markets throughout the year ended December 31, 2008.

Consolidated Data	2008	2007	Change
	(in thousands)
Loss on disposal of assets	$18,905	$655	**
Interest expense	179,398	201,746	(11)%
Interest and other income	(23,170)	(63,936)	(64)%
Impairment loss on investment securities	30,857	97,800	(68)%
Provision for income taxes	129,986	123,098	6%
Net income	149,438	100,403	49%

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

Interest Expense. Interest expense decreased $22.3 million, or 11%, to $179.4 million for the year ended December 31, 2008 from $201.7 million for the year ended December 31, 2007. The decrease in interest expense was primarily due to the capitalization of $64.2 million of interest during the twelve months ended December 31, 2008, compared to $34.9 million of interest capitalized during the same period in 2007. We capitalize interest costs associated with our FCC licenses and property and equipment during the construction of a new market. The amount of such capitalized interest depends on the carrying values of the FCC licenses and construction in progress involved in those markets and the duration of the construction process. We expect capitalized interest to be significant during the construction of new markets. In addition, our weighted average interest rate decreased to 7.78% for the twelve months ended December 31, 2008 compared to 8.15% for the twelve months ended December 31, 2007 as a result of a decrease in the borrowing rates under the senior secured credit facility. Average debt outstanding for the twelve months ended December 31, 2008 and 2007 was $3.0 and $2.8 billion, respectively. The increase in average debt outstanding was due to the issuance of an additional $400.0 million principal amount of our 9 1/4% senior notes due 2014, or additional notes, in June 2007.

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

The following table shows annual metric information for 2007, 2008 and 2009.

	Year Ended December 31,
	2009	2008	2007
Customers:
End of period	6,639,524	5,366,833	3,962,786
Net additions	1,272,691	1,404,047	1,021,800
Churn:
Average monthly rate	5.5%	4.7%	4.7%
ARPU	$40.68	$41.39	$43.31
CPGA	$145.79	$127.21	$127.97
CPU	$17.23	$18.17	$18.33

Customers. Net customer additions were 1,272,691 for the year ended December 31, 2009, compared to 1,404,047 for the year ended December 31, 2008. The decrease in net customer additions is primarily attributable to current economic conditions and increased competition. Total customers were 6,639,524 as of December 31, 2009, an increase of approximately 24% over the customer total as of December 31, 2008. The increase in total customers is primarily attributable to the continued demand for our service offerings and the launch of our services in the New York and Boston metropolitan areas in early 2009. Net customer additions were 1,404,047 for the year ended December 31, 2008, compared to 1,021,800 for the year ended December 31, 2007. Total customers were 5,366,833 as of December 31, 2008, an increase of 35% over the customer total as of December 31, 2007. The increase in total customers in 2008 was largely attributable to the continued demand for our service offerings, and the launch of our services in new markets.

Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the year ended December 31, 2009 was 5.5%, compared to 4.7% for the year ended December 31, 2008. The increase in churn was primarily related to incremental gross additions of approximately 1.3 million customers during the nine months ended September 30, 2009 as compared to the same period in 2008, coupled with churn from increased competition. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”

Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.68 and $41.39 for year ended December 31, 2009 and 2008, respectively. The $0.71 decrease in ARPU was primarily attributable to higher participation in our Family Plans and promotional service plans offered during 2009, as well as reduced revenue from certain features included in our service plans that were previously provided a la carte. These decreases were partially offset by our unlimited international calling plan that launched in June 2009. ARPU was $43.31 for the year ended December 31, 2007. The $1.92 decrease in ARPU for the year ended December 31, 2008, was primarily attributable to higher participation in our Family Plans as well as reduced revenue from certain features included in our service plans that were previously provided a la carte.

Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $145.79 for the year ended December 31, 2009 from $127.21 for the year ended December 31, 2008. This was primarily driven by the Northeast Markets related to the launches of service in New York and Boston metropolitan areas in early 2009, coupled with increased promotional activities in all markets. CPGA has decreased to $127.21 for the year ended December 31, 2008 from $127.97 for the year ended December 31, 2007, which was primarily driven by a 33% increase in gross additions, partially offset by an increase in selling expenses associated with the continued customer growth in our Core Markets and the launch of service in new markets.

Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable non-cash stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the year ended December 31, 2009 and 2008 was $17.23 and $18.17, respectively. CPU for the year ended December 31, 2007 was $18.33. We continue to achieve cost benefits due to the increasing scale of our business. However, these benefits have been partially offset by the costs associated with our unlimited international calling plan as well as the launch expenses and ramp up of operations in the Northeast Markets, which contributed $2.11 and $1.77 of additional CPU for the year ended December 31, 2009 and 2008, respectively.

The following table shows consolidated quarterly metric information for the years ended December 31, 2008 and 2009.

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Customers:
End of period	4,414,519	4,598,049	4,847,314	5,366,833	6,050,527	6,256,112	6,322,269	6,639,524
Net additions	451,733	183,530	249,265	519,519	683,694	205,585	66,157	317,255
Churn:
Average monthly rate	4.0%	4.5%	4.8%	5.1%	5.0%	5.8%	5.8%	5.3%
ARPU	$42.51	$42.05	$40.73	$40.52	$40.40	$40.52	$41.08	$40.70
CPGA	$125.00	$140.82	$128.21	$119.82	$134.23	$159.87	$153.94	$138.36
CPU	$18.86	$18.23	$18.18	$17.55	$16.69	$16.82	$17.27	$18.06

Core Markets Performance Measures

Set forth below is a summary of certain key performance measures for the periods indicated for our Core Markets:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Core Markets Customers:
End of period	5,860,613	5,262,682	3,962,786
Net additions	597,931	1,299,896	1,021,800
Core Markets Adjusted EBITDA	$1,161,485	$901,751	$694,761
Core Markets Adjusted EBITDA as a Percent of Service Revenues	40.1%	37.2%	36.2%

As of December 31, 2009, our networks in our Core Markets cover a population of approximately 65 million.

Customers. Net customer additions in our Core Markets were 597,931 for the year ended December 31, 2009, compared to 1,299,896 for the year ended December 31, 2008. The decrease in net customer additions is primarily attributable to the maturation of our Core Markets, current economic conditions and increased competition. Total customers were 5,860,613 as of December 31, 2009, an increase of 11% over the customer total as of December 31, 2008. Net customer additions in our Core Markets were 1,299,896 for the year ended December 31, 2008, bringing our total customers to 5,262,682 as of December 31, 2008, an increase of approximately 33% over the total customers as of December 31, 2007. The increase in total customers is primarily attributable to the continued demand for our service offerings.

Segment Adjusted EBITDA. Segment Adjusted EBITDA is presented in accordance with ASC 280 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the year ended December 31, 2009, Core Markets Adjusted EBITDA was approximately $1.2 billion compared to approximately $901.8 million for the year ended December 31, 2008. For the year ended December 31, 2007, Core Markets Adjusted EBITDA was approximately $694.8 million. We continue to experience increases in Core Markets Adjusted EBITDA as a result of continued customer growth and cost benefits due to the increasing scale of our business in the Core Markets.

Segment Adjusted EBITDA as a Percent of Service Revenues. Segment Adjusted EBITDA as a percent of service revenues is calculated by dividing Segment Adjusted EBITDA by total service revenues. Core Markets Adjusted EBITDA as a percent of service revenues for the year ended December 31, 2009, 2008 and 2007 was 40.1%, 37.2% and 36.2%, respectively. Consistent with the increase in Core Markets Adjusted EBITDA, we continue to experience corresponding increases in Core Markets Adjusted EBITDA as a percent of service revenues due to the growth in service revenues as well as cost benefits due to the increasing scale of our business in the Core Markets.

The following table shows a summary of certain quarterly key performance measures for the periods indicated for our Core Markets.

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(Dollars in thousands)
Core Markets Customers:
End of period	4,414,519	4,598,049	4,802,692	5,262,682	5,697,581	5,710,226	5,655,785	5,860,613
Net additions	451,733	183,530	204,643	459,990	434,899	12,645	(54,441)	204,828
Core Markets Adjusted EBITDA	$192,542	$232,011	$236,328	$240,870	$268,418	$293,999	$315,810	$283,258
Core Markets Adjusted EBITDA as a Percent of Service Revenues	34.3%	38.8%	38.9%	36.7%	38.2%	40.9%	42.7%	38.6%

Northeast Markets Performance Measures

Set forth below is a summary of certain key performance measures for the periods indicated for our Northeast Markets:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Northeast Markets Customers:
End of period	778,911	104,151	—
Net additions	674,760	104,151	—
Northeast Markets Adjusted EBITDA (Deficit)	$(205,241)	$(118,618)	$(27,766)

As of December 31, 2009, our networks in our Northeast Markets cover a population of approximately 28 million.

Customers. Net customer additions in our Northeast Markets were 674,760 for the year ended December 31, 2009, compared to 104,151 for the year ended December 31, 2008. Total customers were 778,911 as of December 31, 2009 primarily due to the continued demand for our service offerings in the Philadelphia metropolitan area and the launch of service in the New York and Boston metropolitan areas in early 2009.

Segment Adjusted EBITDA (Deficit). Segment Adjusted EBITDA (Deficit) is presented in accordance with ASC 280 as it is the primary performance metric for which our reportable segments are evaluated and it is utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth. For the year ended December 31, 2009, Northeast Markets Adjusted EBITDA deficit was $205.2 million compared to an Adjusted EBITDA deficit of $118.6 million for the year ended December 31, 2008. The increase in Northeast Markets Adjusted EBITDA deficit was attributable to the significant increase in expenses related to launch expenses and the ramp up of operations in the Northeast Markets.

The following table shows a summary of certain quarterly key performance measures for the periods indicated for our Northeast Markets.

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(Dollars in thousands)
Northeast Markets Customers:
End of period	—	—	44,622	104,151	352,946	545,886	666,484	778,911
Net additions	—	—	44,622	59,529	248,795	192,940	120,598	112,427
Northeast Markets Adjusted EBITDA (Deficit)	$(14,728)	$(21,844)	$(35,440)	$(46,606)	$(69,424)	$(60,168)	$(43,631)	$(32,018)

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

Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. ARPU for the year ended December 31, 2009 includes approximately $42.9 million that would have been recognized as service revenues but were classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets. The following table shows the calculation of ARPU for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$3,130,385	$2,437,250	$1,919,197
Add:
Impact to service revenues of promotional activity	42,931	—	—
Less:
Pass through charges	(173,099)	(136,801)	(95,946)

Net service revenues	$3,000,217	$2,300,449	$1,823,251

Divided by: Average number of customers	6,145,414	4,631,168	3,508,497

ARPU	$40.68	$41.39	$43.31

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$561,970	$598,562	$610,691	$666,028
Less:
Pass through charges	(26,554)	(30,583)	(31,445)	(48,220)

Net service revenues	$535,416	$567,979	$579,246	$617,808

Divided by: Average number of customers	4,198,794	4,501,980	4,741,043	5,082,856

ARPU	$42.51	$42.05	$40.73	$40.52

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$726,698	$766,850	$812,340	$824,498
Add:
Impact to service revenues of promotional activity	—	24,728	12,481	5,721
Less:
Pass through charges	(37,643)	(39,641)	(48,030)	(47,785)

Net service revenues	$689,055	$751,937	$776,791	$782,434

Divided by: Average number of customers	5,685,830	6,185,166	6,303,075	6,407,637

ARPU	$40.40	$40.52	$41.08	$40.70

CPGA — We utilize CPGA to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also allows us to compare our average acquisition costs per new customer to those of other wireless broadband mobile providers. Equipment revenues related to new customers, adjusted for the impact to service revenues of promotional activity, are deducted from selling expenses in this calculation as they represent amounts paid by customers at the time their service is activated that reduce our acquisition cost of those customers. Additionally, equipment costs associated with existing customers, net of related revenues, are excluded as this measure is intended to reflect only the acquisition costs related to new customers. The following table reconciles total costs used in the calculation of CPGA to selling expenses, which we consider to be the most directly comparable GAAP financial measure to CPGA.

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$302,275	$212,293	$153,065
Less: Equipment revenues	(350,130)	(314,266)	(316,537)
Add: Impact to service revenues of promotional activity	42,931	—	—
Add: Equipment revenue not associated with new customers	169,929	149,029	142,822
Add: Cost of equipment	884,272	704,648	597,233
Less: Equipment costs not associated with new customers	(275,793)	(244,311)	(192,153)

Gross addition expenses	$773,484	$507,393	$384,430

Divided by: Gross customer additions	5,305,505	3,988,692	3,004,177

CPGA	$145.79	$127.21	$127.97

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$46,647	$53,180	$58,916	$53,551
Less: Equipment revenues	(100,384)	(80,245)	(76,030)	(57,606)
Add: Equipment revenue not associated with new customers	45,803	37,613	33,295	32,318
Add: Cost of equipment	200,158	160,088	160,538	183,864
Less: Equipment costs not associated with new customers	(72,212)	(58,993)	(56,891)	(56,215)

Gross addition expenses	$120,012	$111,643	$119,828	$155,912

Divided by: Gross customer additions	960,083	792,823	934,607	1,301,179

CPGA	$125.00	$140.82	$128.21	$119.82

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$74,906	$74,272	$72,968	$80,129
Less: Equipment revenues	(68,631)	(92,762)	(83,253)	(105,484)
Add: Impact to service revenues of promotional activity	—	24,728	12,481	5,721
Add: Equipment revenue not associated with new customers	41,215	41,829	38,742	48,143
Add: Cost of equipment	225,018	227,400	199,092	232,762
Less: Equipment costs not associated with new customers	(67,058)	(69,424)	(62,041)	(77,270)

Gross addition expenses	$205,450	$206,043	$177,989	$184,001

Divided by: Gross customer additions	1,530,565	1,288,818	1,156,242	1,329,880

CPGA	$134.23	$159.87	$153.94	$138.36

CPU — We utilize CPU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CPU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless providers. We believe investors use CPU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless providers, although other wireless carriers may calculate this measure differently. The following table reconciles total costs used in the calculation of CPU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CPU.

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$1,120,052	$857,295	$647,510
Add: General and administrative expenses	265,455	235,289	198,955
Add: Net loss on equipment transactions unrelated to initial customer acquisition	105,864	95,282	49,331
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(47,783)	(41,142)	(28,024)
Less: Pass through charges	(173,099)	(136,801)	(95,946)

Total costs used in the calculation of CPU	$1,270,489	$1,009,923	$771,826

Divided by: Average number of customers	6,145,414	4,631,168	3,508,497

CPU	$17.23	$18.17	$18.33

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$188,473	$206,140	$219,423	$243,259
Add: General and administrative expenses	57,727	60,239	57,738	59,584
Add: Net loss on equipment transactions unrelated to initial customer acquisition	26,409	21,380	23,596	23,897
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(8,465)	(11,007)	(10,782)	(10,888)
Less: Pass through charges	(26,554)	(30,583)	(31,445)	(48,220)

Total costs used in the calculation of CPU	$237,590	$246,169	$258,530	$267,632
Divided by: Average number of customers	4,198,794	4,501,980	4,741,043	5,082,856

CPU	$18.86	$18.23	$18.18	$17.55

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$245,575	$268,733	$298,288	$307,456
Add: General and administrative expenses	61,505	68,049	65,492	70,410
Add: Net loss on equipment transactions unrelated to initial customer acquisition	25,843	27,595	23,299	29,127
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(10,669)	(12,673)	(12,426)	(12,016)
Less: Pass through charges	(37,643)	(39,641)	(48,030)	(47,785)

Total costs used in the calculation of CPU	$284,611	$312,063	$326,623	$347,192
Divided by: Average number of customers	5,685,830	6,185,116	6,303,075	6,407,637

CPU	$16.69	$16.82	$17.27	$18.06

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At December 31, 2009, we had a total of approximately $1.2 billion in cash, cash equivalents and short-term investments. Over the last three years, the capital and credit markets have become increasingly volatile as a result of adverse economic and financial conditions that have triggered the failure and near failure of a number of large financial services companies and a global recession. We believe that this increased volatility and global recession may make it difficult at times to obtain additional financing, sell additional equity or debt securities, or to refinance existing indebtedness. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, the current adverse economic and financial conditions in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations in the near-term.

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

Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as operating segments. We are seeking opportunities to enhance our current operating segments and to provide service in new geographic areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund planned expansion.

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the years ended December 31, 2009, 2008 and 2007 were approximately $831.7 million, $954.6 million and $767.7 million, respectively. These expenditures were primarily associated with the construction of the network infrastructure in our Northeast Markets and our efforts to increase the service area and capacity of our existing Core Markets network through the addition of cell sites, DAS, and switches. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers and increase revenues.

In September 2009, Wireless entered into a Master Procurement Agreement , or MPA, with a network infrastructure and equipment provider under which the provider will sell and license to Wireless on a non-exclusive basis long-term evolution, or LTE, system products and services, or collectively the LTE Products and Services. The initial term of the MPA, unless earlier terminated in accordance with the terms of the MPA, continues to the earlier to occur of four years or the date which Wireless has purchased a minimum number of certain products under the MPA. Upon the conclusion of the initial term, at Wireless’ sole option, the MPA may be renewed on an annual basis for up to five one-year renewal terms. The MPA includes discounts and incentives for Wireless’ purchase and licensing of LTE Products and Services, and provides that, except in certain circumstances, Wireless will make certain prepayments for LTE Products and Services during the first fourteen months of the initial term. Except as may be otherwise permitted at certain times under the MPA, if Wireless (i) terminates the MPA before the end of the initial term without cause or Wireless does not renew the MPA after the initial term and (ii) has not purchased a minimum number of certain products, Wireless will be obligated to pay for certain products previously delivered and accepted and may also have to pay certain liquidated damages.

As of December 31, 2009, we owed an aggregate of approximately $3.5 billion under our senior secured credit facility and 9 1/4% senior notes as well as approximately $181.2 million under our capital lease obligations.

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

We consider consolidated Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present consolidated Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. Other wireless carriers may calculate consolidated Adjusted EBITDA differently. If our consolidated Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on consolidated Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on consolidated Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our consolidated Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to consolidated Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended December 31, 2009, our senior secured leverage ratio was 1.67 to 1.0, which means for every $1.00 of consolidated Adjusted EBITDA, we had $1.67 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation levels. Consolidated Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, consolidated Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the years ended December 31, 2007, 2008 and 2009.

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$176,844	$149,438	$100,403
Adjustments:
Depreciation and amortization	377,856	255,319	178,202
(Gain) loss on disposal of assets	(4,683)	18,905	655
Stock-based compensation expense(1)	47,783	41,142	28,024
Interest expense	270,285	179,398	201,746
Accretion of put option in majority-owned subsidiary(1)	1,567	1,258	1,003
Interest and other income	(2,629)	(23,170)	(63,936)
Impairment loss on investment securities	2,386	30,857	97,800
Provision for income taxes	86,835	129,986	123,098

Consolidated Adjusted EBITDA	$956,244	$783,133	$666,995

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.

In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the years ended December 31, 2007, 2008 and 2009.

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$899,349	$447,490	$589,306
Adjustments:
Interest expense	270,285	179,398	201,746
Non-cash interest expense	(11,309)	(2,550)	(3,259)
Interest and other income	(2,629)	(23,170)	(63,936)
Provision for uncollectible accounts receivable	(199)	(8)	(129)
Deferred rent expense	(24,222)	(20,646)	(13,745)
Cost of abandoned cell sites	(8,286)	(8,592)	(6,704)
Accretion of asset retirement obligation	(5,111)	(3,542)	(1,439)
Gain on sale and maturity of investments	644	—	10,506
Provision for income taxes	86,835	129,986	123,098
Deferred income taxes	(110,161)	(124,347)	(118,524)
Changes in working capital	(138,952)	209,114	(49,925)

Consolidated Adjusted EBITDA	$956,244	$783,133	$666,995

Operating Activities

Cash provided by operating activities increased approximately $451.9 million to approximately $899.3 million during the year ended December 31, 2009 from $447.5 million for the year ended December 31, 2008. The increase was primarily attributable to an increase in cash flows from working capital changes and an increase in net income during the year ended December 31, 2009 compared to the same period in 2008.

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

Investing Activities

Cash used in investing activities was $1.1 billion during the year ended December 31, 2009 compared to approximately $1.3 billion during the year ended December 31, 2008. The decrease was due primarily to a $313.0 million decrease in purchases of FCC licenses as well as a $122.9 million decrease in purchases of property and equipment, partially offset by an approximate $224.2 million increase in net purchases of short-term investments.

Cash used in investing activities was $1.3 billion during the year ended December 31, 2008 compared to $517.1 million during the year ended December 31, 2007. The increase was due primarily to $328.5 million in purchases of FCC licenses, $25.2 million in cash used for business acquisitions, a $186.9 million increase in purchases of property and equipment which was primarily related to construction in the Northeast Markets, and $267.2 million in net proceeds from the sale of investments during the year ended December 31, 2007 that did not recur during the year ended December 31, 2008.

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

Financing Activities

Cash provided by financing activities was $449.0 million during the year ended December 31, 2009 compared to $74.5 million during the year ended December 31, 2008. The increase was due primarily to $480.3 million in net proceeds from the issuance of the New 9 1/4% Senior Notes in January 2009, partially offset by an approximate $99.7 million decrease in book overdraft.

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

Amounts outstanding under our senior secured credit facility bear interest at a LIBOR rate plus a margin as set forth in the facility and the terms of the senior secured credit facility require us to enter into interest rate hedging agreements that fix the interest rate in an amount equal to at least 50% of our outstanding indebtedness, including the 9 1/4% senior notes.

On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage its interest rate risk exposure and fulfill a requirement of its senior secured credit facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate protection agreement expired on February 1, 2010.

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

9 1/4% Senior Notes Due 2014

On November 3, 2006, Wireless consummated the sale of $1.0 billion principal amount of its 9 1/4% senior notes due 2014, or initial notes. On June 6, 2007, Wireless consummated the sale of the additional notes. The initial notes and the additional notes are referred to together as the existing 9 1/4% senior notes. The existing 9 1/4% senior notes are unsecured obligations and are guaranteed by MetroPCS Communications, Inc., MetroPCS, Inc., and all of Wireless direct and indirect wholly-owned domestic restricted subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the initial notes on May 1 and November 1 of each year, beginning with May 1, 2007, with respect to the initial notes, and beginning on November 1, 2007 with respect to the additional notes. On January 14, 2009, Wireless completed the sale of the New 9 1/4% Senior Notes at a price equal to 89.50% of the principal amount of such new notes. On January 20, 2009, Wireless consummated the sale of the New 9 1/4% Senior Notes resulting in net proceeds of $480.3 million. The New 9 1/4% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street. Interest is payable on the New 9 1/4% Senior Notes on May 1 and November 1 of each year, beginning on May 1, 2009. The existing 9 1/4% senior notes together with the New 9 1/4% Senior Notes are referred to herein as the 9 1/4% senior notes. Wireless may, at its option, redeem some or all of the 9 1/4% senior notes at any time on or after November 1, 2010 for the redemption prices set forth in the indenture governing the 9 1/4 % senior notes. In addition, Wireless may also redeem up to 35% of the aggregate principal amount of the 9 1/4% senior notes with the net cash proceeds of certain sales of equity securities, including the sale of common stock.

Capital Lease Obligations

We have entered into various non-cancelable capital lease agreements, with expirations through 2025. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures. We currently expect to incur capital expenditures in the range of $600.0 million to $800.0 million on a consolidated basis for the year ending December 31, 2010.

During the year ended December 31, 2009, we incurred approximately $831.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of new markets.

During the year ended December 31, 2008, we incurred $954.6 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of new markets.

During the year ended December 31, 2007, we incurred $767.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing network infrastructure and costs associated with the construction of new markets.

Other Acquisitions and Dispositions. We participated as a bidder in FCC Auction 73, and on June 26, 2008, we were granted one 12 MHz 700 MHz license for a total aggregate purchase price of approximately $313.3 million. This 700 MHz license supplements the 10 MHz of AWS spectrum previously granted to us in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of FCC Auction 66.

During the years ended December 31, 2009 and 2008, we closed on various agreements for the acquisition and exchange of spectrum in the net aggregate amount of approximately $14.6 million and $21.8 million in cash, respectively.

During the year ended December 31, 2009, we received $52.3 million in fair value of FCC licenses in exchanges with other parties.

On February 2, 2010, we entered into a like-kind spectrum exchange agreement covering licenses in certain markets with another service provider, or Service Provider. The Service Provider will acquire 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas; Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in certain other Washington markets, as well as an additional 10 MHz of PCS spectrum in Sacramento, California. We will acquire an additional 10 MHz of AWS spectrum in Santa Barbara, California; Tampa-St. Petersburg-Clearwater, Florida; and 10MHz of AWS spectrum in Dallas/Fort Worth, Texas and Shreveport-Bossier City, Louisiana. Consummation of this spectrum exchange agreement is subject to customary closing conditions, including FCC consent. In addition, we have entered into short-term lease agreements with the Service Provider that, subject to FCC approval, authorize the Service Provider and us to use the spectrum covered by the spectrum exchange agreement until the spectrum exchange is consummated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table provides aggregate information about our contractual obligations as of December 31, 2009. Also, see Note 11 to our annual consolidated financial statements included elsewhere in this report.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations:
Long-term debt, including current portion	$3,498,000	$16,000	$32,000	$3,450,000	$—
Interest expense on long-term debt(1)	1,250,283	280,593	558,078	411,612	—
Purchase obligations (2)	275,247	183,705	71,889	19,653	—
Other long-term liabilities (3)	26,898	24,157	2,741	—	—
Handset purchase commitment	17,200	17,200	—	—	—
Contractual tax obligations (4)	2,773	2,773	—	—	—
Capital lease obligations	338,128	20,363	41,137	43,643	232,985
Operating leases	2,232,900	271,374	537,092	531,296	893,138

Total cash contractual obligations	$7,641,429	$816,165	$1,242,937	$4,456,204	$1,126,123

(1)

Interest expense on long-term debt includes future interest payments on outstanding obligations under our senior secured credit facility and 9 1/4% senior notes. The senior secured credit facility bears interest at a floating rate tied to a fixed spread to the London Inter Bank Offered Rate. The interest expense presented in this table is based on the rates at December 31, 2009 which was 6.474% and includes the impact of our interest rate protection agreements, for the senior secured credit facility.

(2)	Includes expected commitments for future capital lease obligations and purchases of network equipment.

(3)	Represents payment obligations under our interest rate protection agreements.

(4)	Represents the liability reported in accordance with the provisions of ASC 740 (Topic 740, “Income Taxes”). Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid. Accordingly, unrecognized tax benefits of $3.3 million as of December 31, 2009, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 15, “Income Taxes,” to the consolidated financial statements included in this Report.

Inflation

We believe that inflation has not materially affected our operations.

Effect of New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”) amending ASC 815 (Topic 815, “Derivatives and Hedging”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 became effective for fiscal years beginning on or after November 15, 2008. The implementation of this standard did result in enhanced disclosures, but did not affect our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB No. 162,” (“SFAS No. 168”) amending (ASC 105 (Topic 105, “Generally Accepted Accounting Principles”)). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 was effective for interim or annual financial reporting periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our financial condition, results of operations or cash flows, but did change the way authoritative accounting pronouncements are referenced in our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (“ASU 2009-05”), “Measuring Liabilities at Fair Value,” which updates ASC 820 (Topic 820, “Fair Value Measurements and Disclosures”). ASU 2009-05 addresses the impact of transfer restrictions on the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability, and clarifies when to make adjustments to fair value. ASU 2009-05 is effective for periods ending after August 26, 2009. The implementation of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the EITF,” (“ASU 2009-13”) which amends ASC 605 (Topic 605, “Revenue Recognition”). This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which transaction consideration is allocated across the separately identifiable deliverables. ASU 2009-13 is effective prospectively for the Company on January 1, 2011, although early adoption is permitted provided that it is retroactively applied to the beginning of the year of adoption. We have not yet determined the effect on our financial condition or results of operations upon adoption of ASU 2009-13.

In December 2009, the FASB issued ASU 2009-17, “Amendments to FASB Interpretation 46(R),” (“ASU 2009-17”) revising authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaces the current quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This revised guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events. ASU 2009-17 was effective for the Company on January 1, 2010. The implementation of this standard did not have a material impact on our financial condition, results of operations or cash flows.

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

As of December 31, 2009, we had approximately $1.5 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of December 31, 2009 was 6.474%, which includes the impact of our interest rate protection agreements. On November 21, 2006, to manage our interest rate risk exposure and fulfill a requirement of our senior secured credit facility, we entered into a three-year interest rate protection agreement. This agreement covers a notional amount of $1.0 billion and effectively converts this portion of our variable rate debt to fixed-rate debt at an annual rate of 7.169%. The quarterly interest settlement periods began on February 1, 2007. The interest rate swap agreement expired in February 2010. On April 30, 2008, to manage our interest rate risk exposure, we entered into a two-year interest rate protection agreement. The agreement was effective on June 30, 2008, covers a notional amount of $500.0 million and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. The interest rate protection agreement expires on June 30, 2010. If market LIBOR rates increase 100 basis points over the rates in effect at December 31, 2009, annual interest expense on the approximate $48.0 million in variable rate debt that is not subject to interest rate protection agreements would increase approximately $0.5 million.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a-15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2009.

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

Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation and those criteria, our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MetroPCS Communications, Inc.

Richardson, Texas

We have audited the internal control over financial reporting of MetroPCS Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 1, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of our Stockholders, which will be filed with the Securities and Exchange Commission, or SEC, no later than 120 days after December 31, 2009.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2009.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Schedules and Exhibits

(1)	Financial Statements—The following financial statements of MetroPCS Communications, Inc. are filed as a part of this Form 10-K on the pages indicated:

(2)	Exhibits

Exhibit No.	Description

2.1(a)	Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

Exhibit No.	Description
2.1(b)	Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

3.1	Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.2(a)	Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.2(b)	Amendment No. 1 to Third Amended and Restated Bylaws of MetroPCS Communications (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 28, 2007, and incorporated by reference herein).

3.2(c)	Amendment No. 2 to the Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on November 13, 2008, and incorporated by reference herein).

3.3	MetroPCS Communications, Inc. Revised Code of Ethics. (Filed as Exhibit 14.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on February 08, 2008, and incorporated by reference herein).

4.1	Form of Certificate of MetroPCS Communications, Inc. Common Stock. (Filed as Exhibit 4.1 to Amendment No. 4 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 3, 2007, and incorporated by reference herein).

4.2	Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on March 30, 2007, and incorporated by reference herein).

10.1	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.2(a)	Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.2(b)	First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.2(c)	Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.3	Registration Rights Agreement, effective as of April 24, 2007, by and among MetroPCS Communications, Inc. and the stockholders listed therein. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 11, 2007, and incorporated by reference herein).

10.4	Form of Officer and Director Indemnification Agreement (Filed as Exhibit 10.4 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5(a)	General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5(b)	Amendment No. 1 to the General Purchase Agreement, effective as of September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(b) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5(c)	Amendment No. 2 to the General Purchase Agreement, effective as of November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(c) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

Exhibit No.	Description
10.5(d)	Amendment No. 3 to the General Purchase Agreement, effective as of December 3, 2007, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.4(d) to MetroPCS Communications, Inc’s Annual Report on Form 10-K (SEC File No. 001-33409), filed on February 29, 2008, and incorporated by reference herein).

10.6(a)	Amended and Restated Services Agreement, executed on December 15, 2005 as of November 24, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.6 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.6(b)*	First Amendment to Amended and Restated Services Agreement, executed on February 17, 2010, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto.

10.7(a)	Second Amended and Restated Credit Agreement, executed on December 15, 2005 as of December 22, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.7 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.7(b)	Second Amendment to the Second Amended and Restated Credit Agreement, entered into as of August 29, 2007, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.18 to MetroPCS Communications, Inc.’s Registration Statement on Form S-4/A, Amendment No. 1 (SEC File No. 333-142955), filed on October 2, 2007, and incorporated by reference herein).

10.7(c)	Third Amendment to the Second Amended and Restated Credit Agreement, entered into as of April 2, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on August 8, 2008, and incorporated by reference herein).

10.7(d)	Fourth Amendment to the Second Amended and Restated Credit Agreement, entered into as of June 12, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on August 8, 2008, and incorporated by reference herein).

10.7(e)	Fifth Amendment to the Second Amended and Restated Credit Agreement, entered into as of February 17, 2009, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.7(e) to MetroPCS Communications, Inc.’s Annual Report on Form 10-K (SEC File No. 001-33409), filed on March 2, 2009, and incorporated by reference herein).

10.7(f)*	Sixth Amendment to the Second Amended and Restated Credit Agreement, entered into as of February 17, 2010, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc.

10.8	Amended and Restated Pledge Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.8 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.9	Amended and Restated Security Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.9 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

Exhibit No.	Description
10.10(a)	Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, executed on December 15, 2005 as of November 24, 2004, by and between C9 Wireless, LLC, GWI PCS1, Inc., and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.10 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.10(b)*	Second Amendment to Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, executed on December 15, 2005 as of November 24, 2004, by and between C9 Wireless, LLC, GWI PCS1, Inc., and MetroPCS Wireless, Inc., including all amendments thereto.

10.11	Master Equipment and Facilities Lease Agreement, executed as of May 17, 2006, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.11 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.12	Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner (Filed as Exhibit 10.12 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.13	Purchase Agreement, dated October 26, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.13 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.14	Registration Rights Agreement, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.14 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15(a)	Indenture, dated as of November 3, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 10.15 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15(b)	Supplemental Indenture, dated as of February 6, 2007, among the Guaranteeing Subsidiaries as defined therein, the other Guarantors as defined in the Indenture referred to therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein (Filed as Exhibit 10.16 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15(c)	Supplemental Indenture, dated as of December 11, 2007, between the Guaranteeing Subsidiary as defined therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein. (Filed as Exhibit 10.14(c) to MetroPCS Communications, Inc’s Annual Report on Form 10-K (SEC File No. 001-33409), filed on February 29, 2008, and incorporated by reference herein).

10.16	Purchase Agreement, dated May 31, 2007, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on June 6, 2007, and incorporated by reference herein).

10.17	Registration Rights Agreement, dated as of June 6, 2007, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 11, 2007, and incorporated by reference herein).

10.18	Managed Services Agreement, entered into on September 15, 2008 and effective as of April 8, 2008, by and between MetroPCS Wireless, Inc. and Amdocs Software Systems Limited and Amdocs, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on November 10, 2008, and incorporated by reference herein).

10.19	Purchase Agreement, dated as of January 14, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein), J.P. Morgan Securities Inc., Banc of America Securities LLC, and HSBC Securities (USA) Inc. (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

10.20	Indenture, dated as of January 20, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

Exhibit No.	Description
10.21	Registration Rights Agreement, dated as of January 20, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein), J.P. Morgan Securities Inc., Banc of America Securities LLC, and HSBC Securities (USA) Inc. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

10.22	Master Procurement Agreement by and between MetroPCS Wireless, Inc. and Ericsson Inc. dated and effective as of September 10, 2009. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q, filed on November 6, 2009 and incorporated by reference herein).

10.23	MetroPCS Communications, Inc. Second Amended and Restated Non-Employee Director Remuneration Plan, effective January 1, 2008 (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2009 and incorporated by reference herein).

10.24	Form of Officer Cash Performance Award Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2009, and incorporated by reference herein).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.

31.1*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROPCS COMMUNICATIONS, INC. (Registrant)

By:	/s/ ROGER D. LINQUIST
Roger D. Linquist President, Chief Executive Officer and Chairman of the Board
Date: March 1, 2010

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

/s/ ROGER D. LINQUIST	/s/ J. BRAXTON CARTER
Roger D. Linquist President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	J. Braxton Carter Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CHRISTINE B. KORNEGAY	/s/ RICHARD A. ANDERSON
Christine B. Kornegay Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Richard A. Anderson Director

/s/ W. MICHAEL BARNES	/s/ JOHN F. CALLAHAN, JR.
W. Michael Barnes Director	John F. Callahan, Jr. Director

/s/ C. KEVIN LANDRY	/s/ ARTHUR C. PATTERSON
C. Kevin Landry Director	Arthur C. Patterson Director

/s/ JAMES N. PERRY, JR.
James N. Perry, Jr. Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MetroPCS Communications, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of MetroPCS Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetroPCS Communications, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for fair value measurements of financial assets and liabilities as of January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 1, 2010

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2009 and 2008

(in thousands, except share and per share information)

	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$929,381	$697,948
Short-term investments	224,932	3
Inventories, net	147,401	155,955
Accounts receivable (net of allowance for uncollectible accounts of $2,045 and $4,106 at December 31, 2009 and 2008, respectively)	51,536	34,666
Prepaid charges	48,353	56,347
Deferred charges	59,414	49,716
Deferred tax assets	1,948	1,832
Other current assets	28,426	47,417

Total current assets	1,491,391	1,043,884

Property and equipment, net	3,252,213	2,847,751
Restricted cash and investments	15,438	4,575
Long-term investments	6,319	5,986
FCC licenses	2,470,181	2,423,074
Other assets	150,475	96,878

Total assets	$7,386,017	$6,422,148

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$558,366	$568,432
Current maturities of long-term debt	19,326	17,009
Deferred revenue	187,654	151,779
Other current liabilities	32,123	5,136

Total current liabilities	797,469	742,356

Long-term debt, net	3,625,949	3,057,983
Deferred tax liabilities	512,306	389,509
Deferred rents	80,487	56,425
Redeemable minority interest	7,857	6,290
Other long-term liabilities	73,807	135,262

Total liabilities	5,097,875	4,387,825

COMMITMENTS AND CONTINGENCIES (See Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at December 31, 2009 and 2008	—	—
Common Stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 352,711,263 and 350,918,272 shares issued and outstanding at December 31, 2009 and 2008, respectively	35	35
Additional paid-in capital	1,634,754	1,578,972
Retained earnings	664,693	487,849
Accumulated other comprehensive loss	(11,340)	(32,533)

Total stockholders’ equity	2,288,142	2,034,323

Total liabilities and stockholders’ equity	$7,386,017	$6,422,148

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share information)

	2009	2008	2007
REVENUES:
Service revenues	$3,130,385	$2,437,250	$1,919,197
Equipment revenues	350,130	314,266	316,537

Total revenues	3,480,515	2,751,516	2,235,734
OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization expense of $332,319, $225,911 and $157,387, shown separately below)	1,120,052	857,295	647,510
Cost of equipment	884,272	704,648	597,233
Selling, general and administrative expenses (exclusive of depreciation and amortization expense of $45,537, $29,408 and $20,815, shown separately below)	567,730	447,582	352,020
Depreciation and amortization	377,856	255,319	178,202
(Gain) loss on disposal of assets	(4,683)	18,905	655

Total operating expenses	2,945,227	2,283,749	1,775,620

Income from operations	535,288	467,767	460,114
OTHER EXPENSE (INCOME):
Interest expense	270,285	179,398	201,746
Accretion of put option in majority-owned subsidiary	1,567	1,258	1,003
Interest and other income	(2,629)	(23,170)	(63,936)
Impairment loss on investment securities	2,386	30,857	97,800

Total other expense	271,609	188,343	236,613
Income before provision for income taxes	263,679	279,424	223,501
Provision for income taxes	(86,835)	(129,986)	(123,098)

Net income	176,844	149,438	100,403
Accrued dividends on Series D Preferred Stock	—	—	(6,499)
Accrued dividends on Series E Preferred Stock	—	—	(929)
Accretion on Series D Preferred Stock	—	—	(148)
Accretion on Series E Preferred Stock	—	—	(106)

Net income applicable to common stock	$176,844	$149,438	$92,721

Net income	$176,844	$149,438	$100,403
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	3,210	830	6,640
Unrealized losses on cash flow hedging derivatives, net of tax	(14,710)	(30,438)	(13,614)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax	(394)	—	(6,687)
Reclassification adjustment for losses (gains) on cash flow hedging derivatives included in net income, net of tax	33,087	11,544	(2,032)

Comprehensive income	$198,037	$131,374	$84,710

Net income per common share: (See Note 16)
Net income per common share — basic	$0.50	$0.43	$0.29

Net income per common share — diluted	$0.49	$0.42	$0.28

Weighted average shares:
Basic	351,898,898	349,395,285	287,692,280

Diluted	355,942,921	355,380,111	296,337,724

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share information)

	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2007	157,052,097	$16	$166,315	$245,690	$1,224	$413,245

Common Stock issued	31,230	—	354	—	—	354
Exercise of Common Stock options	2,562,056	—	9,706	—	—	9,706
Issuance of Common Stock through initial public offering, net of issuance costs	37,500,000	4	818,262	—	—	818,266
Conversion of Series D Preferred Stock	144,857,320	14	449,999	—	—	450,013
Conversion of Series E Preferred Stock	6,105,324	1	52,170	—	—	52,171
Stock-based compensation	—	—	28,024	—	—	28,024
Accrued dividends on Series D Preferred Stock	—	—	—	(6,499)	—	(6,499)
Accrued dividends on Series E Preferred Stock	—	—	—	(929)	—	(929)
Accretion on Series D Preferred Stock	—	—	—	(148)	—	(148)
Accretion on Series E Preferred Stock	—	—	—	(106)	—	(106)
Reduction due to the tax impact of Common Stock option forfeitures	—	—	(61)	—	—	(61)
Net income	—	—	—	100,403	—	100,403
Unrealized gains on available-for-sale securities, net of tax of $3.9 million	—	—	—	—	6,640	6,640
Unrealized losses on cash flow hedging derivatives, net of tax of $8.4 million	—	—	—	—	(13,614)	(13,614)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $4.0 million	—	—	—	—	(6,687)	(6,687)
Reclassification adjustment for gains on cash flow hedging derivatives included in net income, net of tax of $1.3 million	—	—	—	—	(2,032)	(2,032)

BALANCE, December 31, 2007	348,108,027	$35	$1,524,769	$338,411	$(14,469)	$1,848,746

Exercise of Common Stock options	2,810,245	—	12,582	—	—	12,582
Stock-based compensation expense	—	—	41,454	—	—	41,454
Tax impact of Common Stock option exercises and forfeitures	—	—	167	—	—	167
Net income	—	—	—	149,438	—	149,438
Unrealized gains on available-for-sale securities, net of an immaterial amount of tax	—	—	—	—	830	830
Unrealized losses on cash flow hedging derivatives, net of tax of $20.4 million	—	—	—	—	(30,438)	(30,438)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax of $7.9 million	—	—	—	—	11,544	11,544

BALANCE, December 31, 2008	350,918,272	$35	$1,578,972	$487,849	$(32,533)	$2,034,323

Exercise of Common Stock options	1,792,991	—	8,626	—	—	8,626
Stock-based compensation expense	—	—	47,905	—	—	47,905
Reduction due to the tax impact of Common Stock option forfeitures	—	—	(749)	—	—	(749)
Net income	—	—	—	176,844	—	176,844
Unrealized gains on available-for-sale securities, net of tax of $0.3 million	—	—	—	—	3,210	3,210
Unrealized losses on cash flow hedging derivatives, net of tax of $9.5 million	—	—	—	—	(14,710)	(14,710)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $0.2 million	—	—	—	—	(394)	(394)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax of $21.2 million	—	—	—	—	33,087	33,087

BALANCE, December 31, 2009	352,711,263	$35	$1,634,754	$664,693	$(11,340)	$2,288,142

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$176,844	$149,438	$100,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377,856	255,319	178,202
Provision for uncollectible accounts receivable	199	8	129
Deferred rent expense	24,222	20,646	13,745
Cost of abandoned cell sites	8,286	8,592	6,704
Stock-based compensation expense	47,783	41,142	28,024
Non-cash interest expense	11,309	2,550	3,259
(Gain) loss on disposal of assets	(4,683)	18,905	655
Gain on sale of investments	(644)	—	(10,506)
Impairment loss on investment securities	2,386	30,857	97,800
Accretion of asset retirement obligation	5,111	3,542	1,439
Accretion of put option in majority-owned subsidiary	1,567	1,258	1,003
Deferred income taxes	110,161	124,347	118,524
Changes in assets and liabilities, net of impact of acquisitions:
Inventories	8,554	(46,816)	(16,275)
Accounts receivable	(17,056)	(2,865)	(3,797)
Prepaid charges	(8,438)	(15,102)	(6,887)
Deferred charges	(9,698)	(15,081)	(8,126)
Other assets	23,318	(43,556)	(11,345)
Accounts payable and accrued expenses	128,167	(119,166)	63,884
Deferred revenue	35,779	31,294	30,013
Other liabilities	(21,674)	2,178	2,458

Net cash provided by operating activities	899,349	447,490	589,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(831,674)	(954,612)	(767,709)
Change in prepaid purchases of property and equipment	(33,115)	15,645	(19,992)
Proceeds from sale of property and equipment	5,330	856	3,759
Purchase of investments	(486,645)	—	(3,358,427)
Proceeds from sale and maturity of investments	262,500	37	3,625,648
Change in restricted cash and investments	(15,113)	—	294
Purchases of and deposits for FCC licenses	(15,517)	(328,519)	—
Proceeds from exchange of FCC licenses	949	—	—
Cash used in business acquisitions	—	(25,162)	—
Microwave relocation costs	(3,669)	(2,520)	(661)

Net cash used in investing activities	(1,116,954)	(1,294,275)	(517,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(20,314)	79,353	4,111
Proceeds from 9 1/4% Senior Notes Due 2014	492,250	—	423,500
Proceeds from initial public offering	—	—	862,500
Cost of raising capital	—	—	(44,234)
Debt issuance costs	(11,925)	—	(3,091)
Repayment of debt	(16,000)	(16,000)	(16,000)
Payments on capital lease obligations	(3,599)	(1,410)	—
Proceeds from exercise of stock options	8,626	12,582	9,706

Net cash provided by financing activities	449,038	74,525	1,236,492

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231,433	(772,260)	1,308,710
CASH AND CASH EQUIVALENTS, beginning of year	697,948	1,470,208	161,498

CASH AND CASH EQUIVALENTS, end of year	$929,381	$697,948	$1,470,208

The accompanying notes are integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

1. Organization and Business Operations:

MetroPCS Communications, Inc. (“MetroPCS”), a Delaware corporation, together with its consolidated subsidiaries (the “Company”), is a wireless telecommunications carrier that offers wireless broadband mobile services. As of December 31, 2009, the Company offered services primarily in the metropolitan areas of Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. The Company sells products and services to customers through Company-owned retail stores as well as through relationships with independent retailers.

On November 24, 2004, MetroPCS, through its wholly-owned subsidiaries, and C9 Wireless, LLC, an independent third-party, formed a limited liability company called Royal Street Communications, LLC (“Royal Street Communications”), to bid on spectrum auctioned by the Federal Communications Commission (“FCC”) in Auction 58. The Company owns 85% of the limited liability company member interest of Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee (See Note 3). The consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively, “Royal Street”). The Company consolidates its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 (Topic 810, “Consolidation”). Royal Street qualifies as a variable interest entity under ASC 810 because the Company is the primary beneficiary of Royal Street and would absorb all of Royal Street’s expected losses. The redeemable minority interest in Royal Street is included in long-term liabilities. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements.

2. Summary of Significant Accounting Policies:

Consolidation

The accompanying consolidated financial statements include the balances and results of operations of MetroPCS and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Operating Segments

ASC 280 (Topic 280, “Segment Reporting”), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. At December 31, 2009, the Company had thirteen operating segments based on geographic regions within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. The Company aggregates its operating segments into two reportable segments: Core Markets and Northeast Markets (See Note 17).

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant of such estimates used by the Company include:

•	valuation of inventories;

•	valuation of investment securities;

•	estimated useful life of assets;

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

•	accrued property and equipment for the percentage of construction services received;

•	impairment of long-lived assets and indefinite-lived assets;

•	likelihood of realizing benefits associated with temporary differences giving rise to deferred tax assets;

•	reserves for uncertain tax positions;

•	asset retirement obligations;

•	determining fair value of FCC licenses in exchanges; and

•	stock-based compensation expense.

Derivative Instruments and Hedging Activities

The Company accounts for its hedging activities under ASC 815 (Topic 815, “Derivatives and Hedging”). The standard requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or on the accompanying consolidated balance sheets in accumulated other comprehensive income (loss) depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income (loss) must be reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction and the ineffective portion of all hedges must be recognized in earnings in the current period. The Company’s use of derivative financial instruments is discussed in Note 5.

Cash and Cash Equivalents

The Company includes as cash and cash equivalents (i) cash on hand, (ii) cash in bank accounts, (iii) investments in money market funds, and (iv) U.S. Treasury securities with an original maturity of 90 days or less.

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Allowance for Uncollectible Accounts Receivable

The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of independent retailers to pay for equipment purchases and for amounts estimated to be uncollectible from other carriers. The following table summarizes the changes in the Company’s allowance for uncollectible accounts (in thousands):

	2009	2008	2007
Balance at beginning of period	$4,106	$2,908	$1,950
Additions:
Charged to expense	199	8	129
Direct reduction to revenue and other accounts	595	1,337	1,037
Deductions	(2,855)	(147)	(208)

Balance at end of period	$2,045	$4,106	$2,908

Prepaid Charges

Prepaid charges consisted of the following (in thousands):

	2009	2008
Prepaid vendor purchases	$—	$17,829
Prepaid rent	32,236	23,689
Prepaid maintenance and support contracts	4,540	4,482
Prepaid insurance	2,312	2,165
Prepaid advertising	2,140	2,331
Other	7,125	5,851

Prepaid charges	$48,353	$56,347

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	2009	2008
Construction-in-progress	$283,365	$898,454
Network infrastructure (1)	3,756,300	2,522,206
Office equipment	158,732	63,848
Leasehold improvements	55,631	47,784
Furniture and fixtures	14,033	10,273
Vehicles	401	311

	4,268,462	3,542,876
Accumulated depreciation and amortization (1)	(1,016,249)	(695,125)

Property and equipment, net	$3,252,213	$2,847,751

(1)	As of December 31, 2009 and 2008, approximately $183.4 million and $30.0 million, respectively, of network infrastructure assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $9.8 million and $1.0 million as of December 31, 2009 and 2008, respectively.

Property and equipment are stated at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. When the Company sells, disposes of or retires property and equipment, the related gains or losses are included in operating results. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets, three to ten years for capitalized interest, up to fifteen years for capital lease assets, three to eight years for office equipment, which includes software and computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. The Company follows the provisions of ASC 835 (Topic 835, “Interest”), with respect to its FCC licenses

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

and the related construction of its network infrastructure assets. Capitalization commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases at the point in which the asset is ready for its intended use, which generally coincides with the market launch date. For the years ended December 31, 2009, 2008 and 2007, the Company capitalized interest in the amount of $37.5 million, $64.2 million and $34.9 million, respectively.

Software Costs

In accordance with ASC 350 (Topic 350, “Intangibles – Goodwill and Other”), certain costs related to the purchase of internal use software are capitalized and amortized over the estimated useful life of the software. For the years ended December 31, 2009, 2008 and 2007, approximately $69.2 million, $14.6 million and $9.2 million, respectively, of purchased software costs under ASC 350 were placed in service. The Company amortizes software costs over a three to eight year life and for the years ended December 31, 2009, 2008 and 2007, the Company recognized amortization expense of approximately $18.0 million, $10.7 million and $5.5 million, respectively. Capitalized software costs are classified as office equipment.

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

Long-Term Investments

The Company accounts for its investment securities in accordance with ASC 320 (Topic 320, “Investments – Debt and Equity Securities”). At December 31, 2009, all of the Company’s long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The Company follows the provisions of ASC 605 (Topic 605, “Revenue Recognition”). Under the provisions of ASC 605, arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets constitutes a multiple element arrangement that should be divided into separate units of accounting with the consideration received allocated among the separate units of accounting using the residual method of accounting.

The Company has determined that the sale of wireless services through its direct and indirect sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. In accordance with ASC 605, the Company divides these arrangements into separate units of accounting, and allocates the consideration between the handset and the wireless service using the residual method of accounting. Consideration received for the wireless service is recognized at fair value as service revenue when earned, and any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer.

Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets in the Company’s retail locations are recognized at the point of sale. Handsets shipped to independent retailers are recorded as deferred revenue and deferred charges upon shipment by the Company and are recognized as equipment revenues and related costs when service is activated by its customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment at average cost.

Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Through January 2010, customers had the right to return handsets within 30 days or 60 minutes of usage, whichever occured first.

Federal Universal Service Fund (“FUSF”), E-911, and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company reports these fees on a gross basis in service revenues and cost of service on the accompanying statements of income and comprehensive income. For the years ended December 31, 2009, 2008 and 2007, the Company recorded approximately $171.3 million, $135.6 million and $94.0 million, respectively, of FUSF, E-911, and other fees. Sales, use and excise taxes are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.

FCC Licenses and Microwave Relocation Costs

The Company operates wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband services. The Company holds personal communications services (“PCS”) licenses granted or acquired on various dates, and in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the wireless broadband mobile services provided by the Company, and other advanced wireless services. In June 2008, the Company acquired a 700 MHz license that also can be used to provide services comparable to those which can be offered over the AWS spectrum. The PCS licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of the Company’s licensed spectrum if the Company’s use of its spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurred costs related to microwave relocation in constructing its PCS and AWS networks.

The microwave relocation costs are recorded at cost. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. As such, under the provisions of ASC 350, the Company does not amortize PCS, AWS and 700 MHz licenses and microwave relocation costs (collectively, its “indefinite-lived intangible assets”) as they are considered

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

to have indefinite lives and together represent the cost of the Company’s spectrum. The carrying value of FCC licenses and microwave relocation costs was $2.5 billion as of December 31, 2009.

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

Furthermore, if any of the indefinite-lived intangible assets are subsequently determined to have a finite useful life, such assets would be tested for impairment in accordance with ASC 360 (Topic 360,”Property, Plant, and Equipment”), and the intangible assets would then be amortized prospectively over the estimated remaining useful life. There also have been no subsequent indicators of impairment including those indicated in ASC 360, and accordingly, no subsequent interim impairment tests were performed.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising costs totaled $150.8 million, $99.0 million and $73.2 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The Company records income taxes pursuant to ASC 740 (Topic 740, “Income Taxes”). ASC 740 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, a valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years.

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with ASC 740, which provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues.

Other Comprehensive Income (Loss)

Unrealized gains on available-for-sale securities and cash flow hedging derivatives are reported in accumulated other comprehensive loss as a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest and other income. Gains or losses on cash flow hedging derivatives reported in accumulated other comprehensive loss are reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction. Accumulated other comprehensive loss consisted of a $3.5 million comprehensive gain related to available-for-sale securities and a $15.4 million comprehensive loss related to cash flow hedging derivatives as of December 31, 2009.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with ASC 718 (Topic 718, “Compensation – Stock Compensation”). Under ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

Asset Retirement Obligations

The Company accounts for asset retirement obligations as determined by ASC 410 (Topic 410, “Asset Retirement and Environmental Obligations”) which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. ASC 410 requires that companies recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The Company is subject to asset retirement obligations associated with its cell site operating leases, which are subject to the provisions of ASC 410. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term to its original condition, creating an asset retirement obligation. This liability is classified under other long-term liabilities. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. In addition to cell site operating leases, the Company has leases related to switch site, retail, and administrative locations subject to the provisions of ASC 410.

The following table summarizes the Company’s asset retirement obligation transactions (in thousands):

	2009	2008
Beginning asset retirement obligations	$46,518	$14,298
Liabilities incurred	12,149	28,816
Reductions	(773)	(138)
Accretion expense	5,111	3,542

Ending asset retirement obligations	$63,005	$46,518

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Earnings per Share

Basic earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as EPS after assuming issuance of common stock for all potentially dilutive equivalent shares, whether exercisable or not.

In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. During the year ended December 31, 2009, the Company issued restricted stock awards. Unvested shares of restricted stock are participating securities such that they have rights to receive forfeitable dividends. In accordance with ASC 260, the unvested restricted stock was considered a “participating security” for purposes of computing earnings per common share and was therefore included in the computation of basic and diluted earnings per common share.

The Series D Preferred Stock and Series E Preferred Stock (collectively, the “preferred stock”) that was outstanding during the year ended December 31, 2007 were participating securities, such that in the event a dividend was declared or paid on the common stock, the Company would have simultaneously declared and paid a dividend on the preferred stock as if they had been converted into common stock. In accordance with ASC 260, the preferred stock was considered a “participating security” for purposes of computing earnings per common share and, therefore, the preferred stock was included in the computation of basic and diluted earnings per common share using the two-class method, except during periods of net losses. When determining basic earnings per common share under ASC 260, undistributed earnings for a period were allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed (See Note 16).

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”) amending ASC 815 (Topic 815, “Derivatives and Hedging”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 became effective for fiscal years beginning on or after November 15, 2008. The implementation of this standard did result in enhanced disclosures, but did not affect the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB No. 162,” (“SFAS No. 168”) amending (ASC 105 (Topic 105, “Generally Accepted Accounting Principles”)). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 was effective for interim or annual financial reporting periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows, but did change the way authoritative accounting pronouncements are referenced in the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (“ASU 2009-05”), “Measuring Liabilities at Fair Value,” which updates ASC 820 (Topic 820, “Fair Value Measurements and Disclosures”). ASU 2009-05 addresses the impact of transfer restrictions on the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability, and clarifies when to make adjustments to fair value. ASU 2009-05 was effective for periods ending after August 26, 2009. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the EITF,” (“ASU 2009-13”) which amends ASC 605 (Topic 605, “Revenue Recognition”). This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which transaction consideration is allocated across the separately identifiable deliverables. ASU 2009-13 is effective prospectively for the Company on January 1, 2011, although early adoption is permitted provided that it is retroactively applied to the beginning of the year of adoption. The Company has not yet determined the effect on its financial condition or results of operations upon adoption of ASU 2009-13.

In December 2009, the FASB issued ASU 2009-17, “Amendments to FASB Interpretation 46(R),” (“ASU 2009-17”) revising authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaces the current quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This revised guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events. ASU 2009-17 was effective for the Company on January 1, 2010. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

3. Majority-Owned Subsidiary:

On November 24, 2004, MetroPCS, through its wholly-owned subsidiaries, together with C9 Wireless, LLC, an independent, unaffiliated third-party, formed a limited liability company, Royal Street Communications, that qualified to bid for closed licenses and to receive bidding credits as a very small business DE on open licenses in FCC Auction 58. MetroPCS indirectly owns 85% of the limited liability company member interest of Royal Street Communications, but may elect only two of five members of the Royal Street Communications’ management committee, which has the full power to direct the management of Royal Street. Royal Street Communications has formed limited liability company subsidiaries which hold all licenses won in Auction 58. At Royal Street’s request and subject to Royal Street’s control and direction, MetroPCS assisted or is assisting in the construction of Royal Street’s networks and has agreed to purchase, via a resale arrangement, as much as 85% of the engineered service capacity of Royal Street’s networks. The Company’s consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street. The Company consolidates its interest in Royal Street in accordance with ASC 810. Royal Street qualifies as a variable interest entity under ASC 810 because the Company is the primary beneficiary of Royal Street and will absorb all of Royal Street’s expected losses. Royal Street does not guarantee MetroPCS Wireless, Inc.’s (“Wireless”) obligations under its senior secured credit facility, pursuant to which Wireless may borrow up to $1.7 billion, as amended, (the “Senior Secured Credit Facility”) and its $1.95 billion of 9 1/4% Senior Notes due 2014 (the “9 1/4 % Senior Notes”). C9 Wireless, LLC, a beneficial interest holder in Royal Street, has no recourse to the general credit of MetroPCS. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements.

C9 Wireless, LLC has a right to sell, or put, its limited liability company interests in Royal Street Communications to the Company at specific future dates based on a contractually determined amount (the “Put Right”). The Put Right represents an unconditional obligation of MetroPCS and its wholly-owned subsidiaries to purchase from C9 Wireless, LLC its limited liability company interests in Royal Street Communications. In accordance with ASC 480 (Topic 480, “Distinguishing Liabilities from Equity”), this obligation is recorded as a liability and is measured at each reporting date at the amount of cash that would be required to settle the obligation under the contract terms if settlement occurred at the reporting date.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

4. Short-term Investments:

Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of December 31, 2009
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$—	$(5)	$2
U.S. Treasury Securities	224,790	140	—	224,930

Total short-term investments	$224,797	$140	$(5)	$224,932

	As of December 31, 2008
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Gain in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$—	$(4)	$3

Total short-term investments	$7	$—	$(4)	$3

The cost and aggregate fair values of short-term investments by contractual maturity at December 31, 2009 were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value
Less than one year	$224,790	$224,930

5. Derivative Instruments and Hedging Activities:

On November 21, 2006, Wireless entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of Wireless’ Senior Secured Credit Facility. The agreement covers a notional amount of $1.0 billion and effectively converts this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%. The interest rate protection agreement expires on February 1, 2010. This financial instrument is reported in other current liabilities at fair market value of $4.1 million as of December 31, 2009.

On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. The agreement was effective on June 30, 2008 and covers an aggregate notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. This agreement expires on June 30, 2010. This financial instrument is reported in other current liabilities at fair market value of approximately $7.3 million as of December 31, 2009.

In March 2009, Wireless entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure. These agreements are effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 4.381%. The monthly interest settlement periods will begin on February 1, 2010. These agreements expire on February 1, 2012. These financial instruments are reported in other current liabilities and other long-term liabilities at fair market value of approximately $12.8 million and $0.7 million, respectively, as of December 31, 2009.

The primary risk managed by using derivative instruments is interest rate risk. Interest rate protection agreements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss)

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the year ended December 31, 2009, the change in fair value did not result in ineffectiveness.

At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $24.2 million of net losses that are reported in accumulated other comprehensive loss at December 31, 2009 are expected to be reclassified into earnings within the next 12 months.

Cross-default Provisions

The Company’s interest rate protection agreements contain cross-default provisions to the Company’s Senior Secured Credit Facility. The Company’s Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the facility. If the Company were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position on December 31, 2009 is $24.9 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of December 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Other current liabilities	$(24,157)	Other current liabilities	$—
Interest rate protection agreements	Other long-term liabilities	(702)	Other long-term liabilities	(54,963)

Total derivatives designated as hedging instruments under ASC 815		$(24,859)		$(54,963)

The Effect of Derivative Instruments on the Consolidated Statement of Income and Comprehensive Income

For the Years Ended December 31,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2009	2008	2007		2009	2008	2007
Interest rate protection agreements	$(24,230)	$(50,866)	$(22,055)	Interest expense	$(54,334)	$(19,406)	$3,312

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

6. Intangible Assets:

The changes in the carrying value of intangible assets during the years ended December 31, 2009 and 2008 are as follows (in thousands):

	FCC Licenses	Microwave Relocation Costs
Balance at December 31, 2007	$2,072,895	$10,105
Additions	333,701	6,373

Balance at December 31, 2008	$2,406,596	$16,478
Additions	64,879	2,160
Disposals	(19,931)	—

Balance at December 31, 2009	$2,451,544	$18,638

FCC licenses represent the 14 C-Block PCS licenses acquired by the Company in the FCC auction in May 1996, the AWS licenses acquired in FCC Auction 66, the 700 MHz license acquired in FCC Auction 73 and FCC licenses acquired from other carriers. FCC licenses also represent licenses acquired in 2005 by Royal Street Communications in Auction 58.

The grant of the licenses by the FCC subjects the Company to certain FCC ongoing ownership restrictions. Should the Company cease to continue to qualify under such ownership restrictions, the PCS, AWS and 700 MHz licenses may be subject to revocation or require the payment of fines or forfeitures. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses.

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

Other Spectrum Acquisitions

During the years ended December 31, 2009 and 2008, the Company closed on various agreements for the acquisition and exchange of spectrum in the net aggregate amount of approximately $14.6 million and $21.8 million in cash, respectively.

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	2009	2008
Accounts payable	$164,246	$148,309
Book overdraft	84,438	104,752
Accrued accounts payable	131,644	178,085
Accrued liabilities	26,009	15,803
Payroll and employee benefits	30,923	34,047
Accrued interest	42,098	33,521
Taxes, other than income	71,513	46,705
Income taxes	7,495	7,210

Accounts payable and accrued expenses	$558,366	$568,432

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

8. Long-Term Debt:

Long-term debt consisted of the following (in thousands):

	2009	2008
9 1/4% Senior Notes	$1,950,000	$1,400,000
Senior Secured Credit Facility	1,548,000	1,564,000
Capital Lease Obligations	181,194	91,343

Total long-term debt	3,679,194	3,055,343
Add: unamortized (discount) premium on debt	(33,919)	19,649

Total debt	3,645,275	3,074,992
Less: current maturities	(19,326)	(17,009)

Total long-term debt	$3,625,949	$3,057,983

Maturities of the principal amount of long-term debt, excluding capital lease obligations, at face value are as follows (in thousands):

For the Year Ending December 31,
2010	$16,000
2011	16,000
2012	16,000
2013	1,500,000
2014	1,950,000

Total	$3,498,000

9 1/4% Senior Notes due 2014

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

Under the Senior Secured Credit Facility, Wireless is subject to certain limitations, including limitations on its ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. Wireless is also subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio and, under certain circumstances, maximum consolidated leverage and minimum fixed charge coverage ratios.

The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of December 31, 2009 was 6.474%, which includes the impact of our interest rate protection agreements (See Note 5).

During the year ended December 31, 2009, the Company replaced $14.5 million of previously existing letters of credit drawn under the Senior Secured Credit Facility with letters of credit that are cash collateralized. The cash collateral is reported in restricted cash and investments in the accompanying consolidated balance sheets.

Capital Lease Obligations

The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2025. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of December 31, 2009, the Company had approximately $181.2 million of capital lease obligations, with $3.3 million and $177.9 million recorded in current maturities of long-term debt and long-term debt, respectively (See Note 11).

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

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$929,381	$—	$—	$929,381
Short-term investments	224,932	—	—	224,932
Restricted cash and investments	15,438	—	—	15,438
Long-term investments	—	—	6,319	6,319

Total assets at fair value	$1,169,751	$—	$6,319	$1,176,070

Liabilities
Derivative liabilities	$—	$24,859	$—	$24,859

Total liabilities at fair value	$—	$24,859	$—	$24,859

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2008, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$675,294	$—	$—	$675,294
Long-term investments	—	—	5,986	5,986

Total assets at fair value	$675,294	$—	$5,986	$681,280

Liabilities
Derivative liabilities	$—	$54,963	$—	$54,963

Total liabilities at fair value	$—	$54,963	$—	$54,963

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The following table summarizes the changes in fair value of the Company’s Level 3 assets, as required by ASC 820 (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Year Ended December 31, 2009	Year Ended December 31, 2008
Beginning balance	$5,986	$36,050

Total losses (gains) (realized or unrealized):

Included in earnings	2,386	30,857

Included in accumulated other comprehensive loss	(2,719)	(830)

Transfers in and/or out of Level 3	—	—

Purchases, sales, issuances and settlements	—	37

Ending balance	$6,319	$5,986

	Year Ended December 31, 2009	Year Ended December 31, 2008
Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the consolidated statements of income and comprehensive income	$2,386	$30,857

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,548,000	$1,470,600	$1,564,000	$1,251,200
9 1/4% Senior Notes	1,950,000	1,979,250	1,400,000	1,239,000
Cash flow hedging derivatives	24,859	24,859	54,963	54,963
Short-term investments	224,932	224,932	3	3
Long-term investments	6,319	6,319	5,986	5,986

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at December 31, 2009 and December 31, 2008 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

10. Concentrations:

The Company purchases a substantial portion of its wireless infrastructure equipment and handset equipment from only a few major suppliers. Further, the Company generally relies on one or two key vendors in each of the following areas: network infrastructure equipment, billing services, customer care, handset logistics and long distance services. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Local and long distance telephone and other companies provide certain communication services to the Company. Disruption of these services could adversely affect operations in the short term until an alternative telecommunication provider was found.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the diversity of the Company’s indirect retailer base.

11. Commitments and Contingencies:

The Company has entered into pricing agreements with various handset manufacturers for the purchase of wireless handsets at specified prices. The terms of these agreements expire on various dates through April 3, 2010. The total aggregate commitment outstanding under these pricing agreements is approximately $17.2 million as of December 31, 2009.

Operating and Capital Leases

The Company has entered into non-cancelable operating lease agreements to lease facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks. Total rent expense for the years ended December 31, 2009, 2008 and 2007 was $281.2 million, $199.1 million and $125.1 million, respectively.

The Company entered into various non-cancelable distributed antenna systems (“DAS”) capital lease agreements, with varying expiration terms through 2025, covering dedicated optical fiber.

Future annual minimum rental payments required for all non-cancelable operating and capital leases at December 31, 2009 are as follows (in thousands):

	Operating Leases	Capital Leases
For the Year Ending December 31,
2010	$271,374	$20,363
2011	273,098	20,265
2012	263,994	20,872
2013	266,428	21,499
2014	264,868	22,144
Thereafter	893,138	232,985

Total minimum future lease payments	$2,232,900	338,128

Amount representing interest		(156,934)

Present value of minimum lease payments		181,194
Current portion		(3,326)

Long-term capital lease obligations		$177,868

Purchase Obligations

The Company has entered into purchase agreements with network infrastructure and equipment providers with initial terms through the earlier to occur of September 2013 or the date which the Company has purchased a minimum number of certain products under the agreements. These agreements may be renewed at the Company’s option on an annual basis. If the Company fails to meet its commitments under the terms of the agreements, it may have to pay certain liquidated damages, which would be material to the Company.

In October 2009, the Company amended an existing network services agreement which included a per-calendar-year minimum purchase volume commitment through December 31, 2012 for certain DAS nodes and related construction, transport and maintenance services. These non-cancelable purchase orders include a lease commitment for a term of 15 years from the acceptance date, as well as non-recurring variable fees related to construction. The counterparty to this agreement is a related party (See Note 19).

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The following table provides aggregate information about the commitments under the Company’s purchase obligations as of December 31, 2009 (in thousands):

For the Year Ending December 31,
2010	$183,705
2011	47,145
2012	24,744
2013	10,395
2014	9,258

AWS Licenses Acquired in Auction 66

Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. Certain spectrum allocated for AWS also currently is utilized by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 was to be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate and some such users may delay relocation for some time. For the years ended December 31, 2009 and 2008, the Company incurred approximately $2.2 million and $6.4 million in microwave relocation costs, respectively.

Litigation

The Company is involved in litigation from time to time, including litigation regarding intellectual property claims that the Company considers to be in the normal course of business. Other than the matter listed below, the Company is not currently party to any pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company and certain current officers and a director (collectively the “defendants”) have been named as defendants in a putative securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff, Ervant Zeronian, alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about the Company’s business, prospects and operations. The putative claims are based upon statements made in press releases, earnings calls and the like during the period from February 26, 2009 through November 4, 2009. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses, and costs. Defendants have not yet been served with the complaint.

Due to the complex nature of the legal and factual issues involved in this class action matter, the outcome is not presently determinable. If this matter were to proceed beyond the pleading stage, the Company could be required to incur substantial costs and expenses to defend this matter and/or be required to pay substantial damages or settlement costs, which could materially adversely affect the Company’s business, financial condition and results of operations.

12. Capitalization:

Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as provided in MetroPCS’ Non-Employee Director Remuneration Plan (the “Remuneration Plan”). The Remuneration Plan provides that each non-employee director’s annual retainer and board and committee meeting fees will be paid in cash and each director will receive options to purchase common stock. No shares of

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

common stock were issued to non-employee members of the Board of Directors during the years ended December 31, 2009 and 2008. During the year ended December 31, 2007, non-employee members of the Board of Directors were issued 31,230 shares of common stock as payment of their annual retainer.

13. Share-Based Payments:

In accordance with ASC 718, the Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted and restricted stock awards to employees. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense was $47.8 million, $41.1 million and $28.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cost of service for the years ended December 31, 2009, 2008 and 2007 includes $4.2 million, $2.9 million and $1.8 million, respectively, of stock-based compensation. Selling, general and administrative expenses for the years ended December 31, 2009, 2008 and 2007 include $43.6 million, $38.2 million and $26.2 million, respectively, of stock-based compensation.

Stock Option Grants

MetroPCS has two equity compensation plans (the “Equity Plans”) under which it grants options to purchase common stock of MetroPCS: the Second Amended and Restated 1995 Stock Option Plan, as amended (“1995 Plan”), and the Amended and Restated 2004 Equity Incentive Compensation Plan (“2004 Plan”). The 1995 Plan was terminated in November 2005 and no further awards can be made under the 1995 Plan, but all options previously granted will remain valid in accordance with their original terms. In February 2007, the 2004 Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 18,600,000 to a total of 40,500,000 shares. As of December 31, 2009, the maximum number of shares reserved for the 2004 Plan was 40,500,000 shares. Vesting periods and terms for stock option grants are determined by the plan administrator, which is MetroPCS’ Board of Directors for the 1995 Plan and the Compensation Committee of the Board of Directors of MetroPCS for the 2004 Plan. No option granted under the 1995 Plan has a term in excess of fifteen years and no option granted under the 2004 Plan shall have a term in excess of ten years. Options granted during the years ended December 31, 2009, 2008 and 2007 have a vesting period of one to four years.

Options granted under the 1995 Plan are exercisable upon grant. Shares received upon exercising options prior to vesting are restricted from sale based on a vesting schedule. In the event an option holder’s service with the Company is terminated, MetroPCS may repurchase unvested shares issued under the 1995 Plan at the option exercise price. Options granted under the 2004 Plan are only exercisable upon vesting. Upon exercise of options under the Equity Plans, new shares of common stock are issued to the option holder.

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected dividends	0.00%	0.00%	0.00%
Expected volatility	50.01%	45.20%	42.69%
Risk-free interest rate	1.99%	2.49%	4.54%
Expected lives in years	5.00	5.00	5.00
Weighted-average fair value of options:
Granted at fair value	$6.43	$6.95	$9.89
Weighted-average exercise price of options:
Granted at fair value	$14.23	$16.36	$22.41

The Black-Scholes model requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

A summary of the status of the Company’s Equity Plans as of December 31, 2009, 2008 and 2007, and changes during the periods then ended, is presented in the table below:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	30,677,588	$13.21	27,643,794	$11.70	23,499,462	$6.91
Granted	3,725,564	$14.23	6,566,165	$16.36	8,476,998	$22.41
Exercised	(1,792,991)	$4.81	(2,810,245)	$4.48	(2,562,056)	$3.79
Forfeited	(1,189,897)	$16.47	(722,126)	$18.09	(1,770,610)	$10.81

Outstanding, end of year	31,420,264	$13.69	30,677,588	$13.21	27,643,794	$11.70

Options vested or expected to vest at year-end	30,711,160	$13.63	29,633,907	$13.07	25,395,877	$11.36

Options exercisable at year-end	20,949,920	$12.24	15,920,318	$10.04	12,524,250	$5.86

Options vested at year-end	20,949,920	$12.24	15,836,608	$10.05	11,904,985	$5.82

Options outstanding under the Equity Plans as of December 31, 2009 have a total aggregate intrinsic value of approximately $17.8 million and a weighted average remaining contractual life of 6.83 years. Options outstanding under the Equity Plans as of December 31, 2008 and 2007 have a weighted average remaining contractual life of 7.54 and 7.85 years, respectively. Options vested or expected to vest under the Equity Plans as of December 31, 2009 have a total aggregate intrinsic value of approximately $17.8 million and a weighted average remaining contractual life of 6.80 years. Options exercisable under the Equity Plans as of December 31, 2009 have a total aggregate intrinsic value of approximately $17.7 million and a weighted average remaining contractual life of 6.13 years.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Vested
Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.08 - $7.13	5,213,202	4.18	$4.48	5,116,802	$4.44
$7.15 - $8.67	3,467,022	5.86	$7.30	3,219,577	$7.27
$11.33 - $11.33	6,617,893	6.63	$11.33	5,637,183	$11.33
$12.77 - $15.29	4,018,892	8.95	$14.44	339,077	$14.78
$16.20 - $16.20	5,038,791	8.09	$16.20	2,258,291	$16.20
$16.40 - $21.10	1,072,952	8.50	$18.10	354,579	$18.33
$23.00 - $23.00	4,940,608	7.08	$23.00	3,393,934	$23.00
$24.79 - $36.58	1,050,904	7.52	$32.11	630,477	$32.18

During the year ended December 31, 2009, 1,792,991 options granted under the Equity Plans were exercised for 1,792,991 shares of common stock. The intrinsic value of these options was approximately $15.0 million and total proceeds were approximately $8.6 million for the year ended December 31, 2009. During the year ended December 31, 2008, 2,810,245 options granted under the Equity Plans were exercised for 2,810,245 shares of common stock. The intrinsic value of these options was approximately $38.6 million and total proceeds were approximately $12.6 million for the year ended December 31, 2008. During the year ended December 31, 2007, 2,562,056 options granted under the Equity Plans were exercised for 2,562,056 shares of common stock. The intrinsic value of these options was approximately $47.7 million and total proceeds were approximately $9.7 million for the year ended December 31, 2007.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The following table summarizes information about unvested stock option grants:

Stock Option Grants	Shares	Weighted Average Grant-Date Fair Value
Unvested balance, January 1, 2007	14,633,949	$3.60
Grants	8,476,998	$9.89
Vested shares	(5,677,364)	$3.76
Forfeitures	(1,694,774)	$4.76

Unvested balance, December 31, 2007	15,738,809	$6.99
Grants	6,566,165	$6.95
Vested shares	(6,824,591)	$6.59
Forfeitures	(639,403)	$8.12

Unvested balance, December 31, 2008	14,840,980	$7.11
Grants	3,725,564	$6.43
Vested shares	(7,101,612)	$6.63
Forfeitures	(994,588)	$6.64

Unvested balance, December 31, 2009	10,470,344	$7.24

The weighted average grant-date fair value of the stock option grants for the years ended December 31, 2009, 2008 and 2007 was $6.43, $6.95 and $9.89, respectively. The total fair value of stock options that vested during the year ended December 31, 2009 was $47.1 million.

The Company has recognized $43.9 million, $41.1 million and $28.0 million of stock-based compensation expense related to stock option grants in the years ended December 31, 2009, 2008 and 2007, respectively, and an income tax benefit of $17.3 million, $17.2 million and $11.0 million, respectively.

As of December 31, 2009, there was approximately $71.7 million of unrecognized stock-based compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2.24 years. Such costs are scheduled to be recognized as follows: $38.1 million in 2010, $23.0 million in 2011, $9.1 million in 2012 and $1.5 million in 2013.

Compensation expense is recognized over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company’s common stock which become fully tradable upon vesting. During the year ended December 31, 2009, pursuant to the 2004 Plan, the Company issued 1,414,410 restricted stock awards, respectively, to certain employees. The restricted stock awards granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly or quarterly basis thereafter. The Company determined the grant-date fair value of the restricted stock awards granted to be $20.1 million based on the closing price of the Company’s common stock on the New York Stock Exchange on the grant dates. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant net of estimated forfeitures, will be recognized on a ratable basis over the four-year vesting period.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

A summary of the Company’s restricted stock award activity as of and for the year ended December 31, 2009 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value
Unvested balance, January 1, 2009	—	$—
Grants	1,414,410	$14.19
Vested shares	—	$—
Forfeitures	(47,240)	$14.23

Unvested balance, December 31, 2009	1,367,170	$14.19

At December 31, 2009, there was $13.9 million of total unrecognized compensation cost related to unvested restricted stock and that cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of unvested shares granted that was recognized as compensation expense related to restricted stock for the year ended December 31, 2009 was $3.9 million.

14. Employee Benefit Plan:

The Company sponsors a savings plan under Section 401(k) of the Internal Revenue Code for the majority of its employees. The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. The Company did not match employee contributions as of December 31, 2008 but could make discretionary or profit-sharing contributions. The Company made no contributions to the savings plan through December 31, 2008. On January 1, 2009, the Company adopted a limited matching contribution policy and began matching certain employee contributions to the savings plan as of that date. The Company contributed $0.9 million to the savings plan during the year ended December 31, 2009.

15. Income Taxes:

The provision (benefit) for taxes on income consisted of the following (in thousands):

	2009	2008	2007
Current:
Federal	$(1,191)	$156	$257
State	(22,135)	5,483	4,317

	(23,326)	5,639	4,574

Deferred:
Federal	95,377	99,899	113,611
State	14,784	24,448	4,913

	110,161	124,347	118,524

Provision for income taxes	$86,835	$129,986	$123,098

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the consolidated statements of income and comprehensive income for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
U.S. federal income tax provision at statutory rate	$92,288	$97,798	$78,225
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax impact	11,500	18,458	6,423
Change in valuation allowance	816	11,940	35,717
(Benefit) provision for tax uncertainties	(16,279)	1,627	1,976
Permanent items	1,087	163	371
Federal tax credits	(2,076)	—	—
Other	(501)	—	386

Provision for income taxes	$86,835	$129,986	$123,098

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The Company’s net deferred tax liability consisted of the following deferred tax assets and liabilities (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$342,693	$141,965
Deferred revenue	15,867	15,917
Allowance for uncollectible accounts	871	1,645
Deferred rent	25,599	19,342
Deferred compensation	44,938	28,609
Asset retirement obligation	3,804	2,161
Credit carryforwards	5,892	2,583
Other comprehensive loss	9,624	21,464
Transaction taxes	4,840	3,884
Unrealized loss on investments	47,158	47,657
Other	12,507	19,933

Gross deferred tax assets	513,793	305,160
Valuation allowance	(47,158)	(47,657)

Total deferred tax assets, net	466,635	257,503
Deferred tax liabilities:
Depreciation	(570,816)	(352,106)
Deferred cost of handset sales	(23,040)	(19,349)
FCC licenses	(264,916)	(199,422)
Partnership interest	(114,952)	(70,284)
Other	(3,269)	(4,019)

Deferred tax liabilities	(976,993)	(645,180)
Net deferred tax liability	$(510,358)	$(387,677)

Deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Current deferred tax asset	$1,948	$1,832
Non-current deferred tax liability	(512,306)	(389,509)

Net deferred tax liability	$(510,358)	$(387,677)

At December 31, 2009, the Company has approximately $909.1 million and $360.4 million of financial reporting net operating loss carryforwards for federal and state income tax purposes, respectively. The Company’s net operating loss carryforwards for federal and state tax purposes were approximately $93.9 million and $39.6 million, respectively, greater than its net operating loss carryforwards for financial reporting purposes due to the Company’s inability to realize excess tax benefits under ASC 718 until such benefits reduce income taxes payable. The federal net operating loss will begin to expire in 2023. The state net operating losses will begin to expire in 2013. At

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

December 31, 2009 the Company has approximately $0.2 million of alternative minimum tax credit carryforwards for state income tax purposes. These alternative minimum tax credits carryforward indefinitely.

The Company took advantage of Worker, Homeownership and Business Assistance Act of 2009. The act removed an alternative minimum tax limitation on certain carryback years which allowed the Company to carryback $1.4 million and $4.6 million of alternative minimum tax net operating losses for 2006 and 2007, respectively.

Financial statement deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that realization of the deferred tax assets is more likely than not based on the future reversal of existing temporary differences which give rise to the deferred tax liabilities, with the exception of the deferred tax asset related to the unrealized tax loss. During 2009 and 2008, an impairment of investments was recorded for financial statement purposes resulting in an unrealized loss. Recognition of this unrealized loss for tax purposes would result in a capital loss. The Company has not generated capital gains within the carryback period and does not anticipate generating sufficient capital gains within the carryforward period to realize this deferred tax asset. Therefore, the Company has recorded a valuation allowance of $47.2 million and $47.7 million as of December 31, 2009 and 2008, respectively.

Audits and Uncertain Tax Benefits

The Company files income tax returns in the U.S. federal and certain state jurisdictions and is subject to examinations by the Internal Revenue Service (the “IRS”) and other taxing authorities. These audits can result in adjustments of taxes due or adjustments of the net operating losses which are available to offset future taxable income. The Company’s estimate of the potential outcome of any uncertain tax issue prior to audit is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. An unfavorable result under audit may reduce the amount of federal and state net operating losses the Company has available for carryforward to offset future taxable income, or may increase the amount of tax due for the period under audit, resulting in an increase to the effective rate in the year of resolution.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits are as follows (in thousands):

	2009	2008	2007
Balance at beginning of period	$19,328	$19,328	$19,328
Increases for tax provisions taken during a prior period
Increases for tax provisions taken during the current period	—	—	—
Decreases relating to settlements	—	—	—
Decreases resulting from the expiration of the statute of limitations	(13,244)	—	—

Balance at end of period	$6,084	$19,328	$19,328

The net amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $4.0 million and $12.6 million as of December 31, 2009 and 2008, respectively. Additionally, the net interest and penalties which would affect the effective tax rate is $5.0 million and $13.6 million as of December 31, 2009 and 2008, respectively. The Company continues to recognize both interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized gross interest and penalties of $0.8 million, $2.5 million and $2.8 million during the years ended 2009, 2008 and 2007, respectively. Accrued gross interest and penalties were $6.5 million and $18.3 million as of December 31, 2009 and 2008, respectively. A state examination is currently ongoing and the Company believes it is reasonably possible that the amount of unrecognized tax benefits could significantly decrease within the next 12 month period. The Company does not anticipate that a proposed adjustment would result in a material change to the Company’s financial position. The gross unrecognized tax benefits could change due to settlement with this state in an amount up to $2.8 million.

The IRS is currently examining the 2005 and 2006 tax years of Royal Street Communications. Management does not believe the examination will have a significant effect on the Company’s tax position.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

In addition, there is a state income tax examination currently in progress for the Company and/or certain of its subsidiaries for various tax years. Management does not believe this examination will have a significant effect on the Company’s tax position.

16. Net Income per Common Share:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	2009	2008	2007
Basic EPS — Two Class Method:
Net income	$176,844	$149,438	$100,403
Accrued dividends and accretion:
Series D Preferred Stock	—	—	(6,647)
Series E Preferred Stock	—	—	(1,035)

Net income applicable to common stock	$176,844	$149,438	$92,721
Amount allocable to common shareholders	99.6%	100.0%	88.8%

Rights to undistributed earnings	$176,160	$149,438	$82,330

Weighted average shares outstanding — basic	351,898,898	349,395,285	287,692,280

Net income per common share — basic	$0.50	$0.43	$0.29

Diluted EPS:
Rights to undistributed earnings	$176,160	$149,438	$82,330

Weighted average shares outstanding — basic	351,898,898	349,395,285	287,692,280
Effect of dilutive securities:
Stock options	4,044,023	5,984,826	8,645,444

Weighted average shares outstanding — diluted	355,942,921	355,380,111	296,337,724

Net income per common share — diluted	$0.49	$0.42	$0.28

In accordance with ASC 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented.

Under the restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the year ended December 31, 2009, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. There were no restricted stock awards issued prior to January 1, 2009. For the year ended December 31, 2009, 1.4 million restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.

Net income per common share for the year ended December 31, 2007 is computed in accordance with ASC 260. Under ASC 260, the preferred stock is considered a “participating security” for purposes of computing earnings or loss per common share and, therefore, the preferred stock is included in the computation of basic and diluted net income per common share using the two-class method, except during periods of net losses. Preferred stock was included in the computation of income per common share through April 24, 2007, the date of conversion to common stock as a result of the Offering. When determining basic earnings per common share under ASC 260, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.

For the years ended December 31, 2009, 2008 and 2007, 15.8 million, 11.9 million and 4.4 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

For the year ended December 31, 2007, 44.2 million of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

For the year ended December 31, 2007, 1.9 million of convertible shares of Series E Preferred Stock were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

17. Segment Information:

Operating segments are defined by ASC 280 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chairman of the Board, President and Chief Executive Officer.

As of December 31, 2009, the Company had thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Each of these operating segments provides wireless broadband mobile voice and data services and products to customers in its service areas. These services include unlimited local and long distance calling, voicemail, caller ID, call waiting, enhanced directory assistance, text messaging, picture and multimedia messaging, domestic and international long distance, international text messaging, ringtones, games and content applications, unlimited directory assistance, ring back tones, nationwide roaming, mobile Internet browsing, mobile instant messaging, push e-mail, location based services, social networking services and other value-added services.

The Company aggregates its operating segments into two reportable segments: Core Markets and Northeast Markets. Effective January 1, 2009, the Company implemented a change to the composition of its reportable segments under ASC 280. The historical comparative information for the years ended December 31, 2008 and 2007 presented below has been retrospectively adjusted to reflect this change.

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Year Ended December 31, 2009	Core Markets	Northeast Markets	Other	Total
Service revenues	$2,895,076	$235,309	$—	$3,130,385
Equipment revenues	300,731	49,399	—	350,130
Total revenues	3,195,807	284,708	—	3,480,515
Cost of service(1)	910,866	209,186	—	1,120,052
Cost of equipment	725,565	158,707	—	884,272
Selling, general and administrative expenses(2)	435,180	132,550	—	567,730
Adjusted EBITDA (deficit)(3)	1,161,485	(205,241)	—
Depreciation and amortization	258,888	82,801	36,167	377,856
Loss (gain) on disposal of assets	10,905	(63)	(15,525)	(4,683)
Stock-based compensation expense	37,289	10,494	—	47,783
Income (loss) from operations	854,403	(298,473)	(20,642)	535,288
Interest expense	—	—	270,285	270,285
Accretion of put option in majority-owned subsidiary	—	—	1,567	1,567
Interest and other income	—	—	(2,629)	(2,629)
Impairment loss on investment securities	—	—	2,386	2,386
Income (loss) before provision for income taxes	854,403	(298,473)	(292,251)	263,679
Capital expenditures	300,569	406,394	124,711	831,674
Total assets	3,247,306	2,384,323	1,754,388	7,386,017

Year Ended December 31, 2008	Core Markets	Northeast Markets	Other	Total
Service revenues	$2,424,859	$12,391	$—	$2,437,250
Equipment revenues	310,452	3,814	—	314,266
Total revenues	2,735,311	16,205	—	2,751,516
Cost of service(1)	785,595	71,700	—	857,295
Cost of equipment	690,296	14,352	—	704,648
Selling, general and administrative expenses(2)	389,896	57,686	—	447,582
Adjusted EBITDA (deficit)(3)	901,751	(118,618)	—
Depreciation and amortization	230,603	6,502	18,214	255,319
Loss on disposal of assets	18,897	4	4	18,905
Stock-based compensation expense	32,227	8,915	—	41,142
Income (loss) from operations	620,024	(134,039)	(18,218)	467,767
Interest expense	—	—	179,398	179,398
Accretion of put option in majority-owned subsidiary	—	—	1,258	1,258
Interest and other income	—	—	(23,170)	(23,170)
Impairment loss on investment securities	—	—	30,857	30,857
Income (loss) before provision for income taxes	620,024	(134,039)	(206,561)	279,424
Capital expenditures	402,724	491,518	60,370	954,612
Total assets	3,204,860	2,062,320	1,154,968	6,422,148

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Year Ended December 31, 2007	Core Markets	Northeast Markets	Other	Total
Service revenues	$1,919,197	$—	$—	$1,919,197
Equipment revenues	316,537	—	—	316,537
Total revenues	2,235,734	—	—	2,235,734
Cost of service(1)	642,206	5,304	—	647,510
Cost of equipment	597,233	—	—	597,233
Selling, general and administrative expenses(2)	323,572	28,448	—	352,020
Adjusted EBITDA (deficit)(3)	694,761	(27,766)	—
Depreciation and amortization	170,876	319	7,007	178,202
(Gain) loss on disposal of assets	(2,621)	21	3,255	655
Stock-based compensation expense	22,037	5,987	—	28,024
Income (loss) from operations	504,468	(34,092)	(10,262)	460,114
Interest expense	—	—	201,746	201,746
Accretion of put option in majority-owned subsidiary	—	—	1,003	1,003
Interest and other income	—	—	(63,936)	(63,936)
Impairment loss on investment securities	—	—	97,800	97,800
Income (loss) before provision for income taxes	504,468	(34,092)	(246,875)	223,501
Capital expenditures	579,131	77,926	110,652	767,709
Total assets	2,927,498	1,020,718	1,857,914	5,806,130

(1)	Cost of service includes stock-based compensation expense disclosed separately. For the years ended December 31, 2009, 2008 and 2007, cost of service includes $4.2 million, $2.9 million and $1.8 million, respectively, of stock-based compensation expense.

(2)	Selling, general and administrative expenses include stock-based compensation expense disclosed separately. For the years ended December 31, 2009, 2008 and 2007, selling, general and administrative expenses include $43.6 million, $38.2 million and $26.2 million, respectively, of stock-based compensation expense.

(3)	Adjusted EBITDA (deficit) is presented in accordance with ASC 280 as it is the primary financial measure utilized by management to facilitate evaluation of each segments’ ability to meet future debt service, capital expenditures and working capital requirements and to fund future growth.

The following table reconciles segment Adjusted EBITDA (Deficit) for the years ended December 31, 2009, 2008 and 2007 to consolidated income before provision for income taxes:

	2009	2008	2007
Segment Adjusted EBITDA (Deficit):
Core Markets Adjusted EBITDA	$1,161,485	$901,751	$694,761
Northeast Markets Adjusted EBITDA (Deficit)	(205,241)	(118,618)	(27,766)

Total	956,244	783,133	666,995
Depreciation and amortization	(377,856)	(255,319)	(178,202)
Gain (loss) on disposal of assets	4,683	(18,905)	(655)
Stock-based compensation expense	(47,783)	(41,142)	(28,024)
Interest expense	(270,285)	(179,398)	(201,746)
Accretion of put option in majority-owned subsidiary	(1,567)	(1,258)	(1,003)
Interest and other income	2,629	23,170	63,936
Impairment loss on investment securities	(2,386)	(30,857)	(97,800)

Consolidated income before provision for income taxes	$263,679	$279,424	$223,501

18. Guarantor Subsidiaries:

In connection with Wireless’ sale of the 9 1/4% Senior Notes and the entry into the Senior Secured Credit Facility, MetroPCS, MetroPCS Inc., and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees on the 9 1/4% Senior Notes and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility and the indentures relating to the 9 1 /4% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility and the indentures relating to the 9 1/4% Senior Notes. Royal Street and MetroPCS Finance, Inc. (“MetroPCS Finance”) (the “non-guarantor subsidiaries”) are not guarantors of the 9 1/4% Senior Notes or the Senior Secured Credit Facility.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The following information presents consolidating balance sheets as of December 31, 2009 and 2008, consolidating statements of income for the years ended December 31, 2009, 2008 and 2007, and condensed consolidating statements of cash flows for the years ended December 31, 2009, 2008 and 2007 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries (Royal Street and MetroPCS Finance). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Consolidated Balance Sheet

As of December 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$642,089	$269,836	$682	$16,774	$—	$929,381
Short-term investments	224,932	—	—	—	—	224,932
Inventories, net	—	131,599	15,802	—	—	147,401
Accounts receivable, net	—	51,438	—	98	—	51,536
Prepaid charges	—	201	40,547	7,605	—	48,353
Deferred charges	—	59,414	—	—	—	59,414
Deferred tax assets	—	1,948	—	—	—	1,948
Current receivable from subsidiaries	—	423,275	—	14,574	(437,849)	—
Advances to subsidiaries	610,505	999,234	—	866	(1,610,605)	—
Other current assets	199	7,848	19,913	466	—	28,426

Total current assets	1,477,725	1,944,793	76,944	40,383	(2,048,454)	1,491,391
Property and equipment, net	—	34,128	2,722,813	495,272	—	3,252,213
Restricted cash and investments	—	15,113	—	325	—	15,438
Long-term investments	6,319	—	—	—	—	6,319
Investment in subsidiaries	804,847	2,162,686	—	—	(2,967,533)	—
FCC licenses	—	3,800	2,172,782	293,599	—	2,470,181
Long-term receivable from subsidiaries	—	829,360	—	—	(829,360)	—
Other assets	—	92,973	32,885	24,617	—	150,475

Total assets	$2,288,891	$5,082,853	$5,005,424	$854,196	$(5,845,347)	$7,386,017

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$223,973	$310,097	$24,296	$—	$558,366
Current maturities of long-term debt	—	16,000	2,451	875	—	19,326
Current payable to subsidiaries	—	—	14,574	423,275	(437,849)	—
Deferred revenue	—	38,502	149,152	—	—	187,654
Advances from subsidiaries	—	—	1,610,605	—	(1,610,605)	—
Other current liabilities	—	24,241	7,851	31	—	32,123

Total current liabilities	—	302,716	2,094,730	448,477	(2,048,454)	797,469
Long-term debt	—	3,448,081	142,096	35,772	—	3,625,949
Long-term payable to subsidiaries	—	—	—	829,360	(829,360)	—
Deferred tax liabilities	749	511,557	—	—	—	512,306
Deferred rents	—	—	69,574	10,913	—	80,487
Redeemable ownership interest	—	7,857	—	—	—	7,857
Other long-term liabilities	—	7,795	57,084	8,928	—	73,807

Total liabilities	749	4,278,006	2,363,484	1,333,450	(2,877,814)	5,097,875
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,634,754	—	—	20,000	(20,000)	1,634,754
Retained earnings (deficit)	664,693	818,343	2,641,940	(499,254)	(2,961,029)	664,693
Accumulated other comprehensive (loss) income	(11,340)	(13,496)	—	—	13,496	(11,340)

Total stockholders’ equity	2,288,142	804,847	2,641,940	(479,254)	(2,967,533)	2,288,142

Total liabilities and stockholders’ equity	$2,288,891	$5,082,853	$5,005,424	$854,196	$(5,845,347)	$7,386,017

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Consolidated Balance Sheet

As of December 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$598,823	$78,121	$624	$20,380	$—	$697,948
Inventories, net	—	144,784	11,171	—	—	155,955
Accounts receivable, net	—	34,579	—	87	—	34,666
Prepaid charges	—	17,994	32,274	6,079	—	56,347
Deferred charges	—	49,716	—	—	—	49,716
Deferred tax asset	—	1,832	—	—	—	1,832
Current receivable from subsidiaries	—	244,212	—	10,467	(254,679)	—
Other current assets	426	4,472	41,945	577	—	47,420

Total current assets	599,249	575,710	86,014	37,590	(254,679)	1,043,884
Property and equipment, net	—	18,174	2,430,597	398,980	—	2,847,751
Restricted cash and investments	—	—	4,250	325	—	4,575
Long-term investments	5,986	—	—	—	—	5,986
Investment in subsidiaries	610,581	1,760,327	—	—	(2,370,908)	—
FCC licenses	—	—	2,129,475	293,599	—	2,423,074
Long-term receivable from subsidiaries	250,000	796,462	—	—	(1,046,462)	—
Other assets	—	37,391	34,544	24,943	—	96,878

Total assets	$1,465,816	$3,188,064	$4,684,880	$755,437	$(3,672,049)	$6,422,148

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$195,619	$344,325	$28,488	$—	$568,432
Current maturities of long-term debt	—	16,000	990	19	—	17,009
Current payable to subsidiaries	—	—	10,467	244,212	(254,679)	—
Deferred revenue	—	30,011	121,768	—	—	151,779
Advances to subsidiaries	(568,507)	(1,365,057)	1,933,564	—	—	—
Other current liabilities	—	30	5,106	—	—	5,136

Total current liabilities	(568,507)	(1,123,397)	2,416,220	272,719	(254,679)	742,356
Long-term debt	—	2,967,649	88,906	1,428	—	3,057,983
Long-term payable to subsidiaries	—	250,000	—	796,462	(1,046,462)	—
Deferred tax liabilities	—	389,509	—	—	—	389,509
Deferred rents	—	—	49,850	6,575	—	56,425
Redeemable minority interest	—	6,290	—	—	—	6,290
Other long-term liabilities	—	87,432	41,377	6,453	—	135,262

Total liabilities	(568,507)	2,577,483	2,596,353	1,083,637	(1,301,141)	4,387,825
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,578,972	—	—	20,000	(20,000)	1,578,972
Retained earnings (deficit)	487,849	643,955	2,088,527	(348,200)	(2,384,282)	487,849
Accumulated other comprehensive (loss) income	(32,533)	(33,374)	—	—	33,374	(32,533)

Total stockholders’ equity	2,034,323	610,581	2,088,527	(328,200)	(2,370,908)	2,034,323

Total liabilities and stockholders’ equity	$1,465,816	$3,188,064	$4,684,880	$755,437	$(3,672,049)	$6,422,148

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Consolidated Statement of Income

Year Ended December 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$3,134,427	$160,550	$(164,592)	$3,130,385
Equipment revenues	—	16,409	333,721	—	—	350,130

Total revenues	—	16,409	3,468,148	160,550	(164,592)	3,480,515
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	1,177,473	107,171	(164,592)	1,120,052
Cost of equipment	—	15,336	868,936	—	—	884,272
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	1,074	545,310	21,346	—	567,730
Depreciation and amortization	—	228	325,589	52,039	—	377,856
(Gain) loss on disposal of assets	—	—	(4,884)	201	—	(4,683)

Total operating expenses	—	16,638	2,912,424	180,757	(164,592)	2,945,227

(Loss) income from operations	—	(229)	555,724	(20,207)	—	535,288
OTHER EXPENSE (INCOME):
Interest expense	—	270,662	3,408	131,631	(135,416)	270,285
Intercompany expense	—	—	772	—	(772)	—
Earnings from consolidated subsidiaries	(174,388)	(402,358)	—	—	576,746	—
Accretion of put option in majority-owned subsidiary	—	1,567	—	—	—	1,567
Interest and other income	(4,842)	(133,079)	(113)	(11)	135,416	(2,629)
Intercompany income	—	—	—	(772)	772	—
Impairment loss on investment securities	2,386	—	—	—	—	2,386

Total other (income) expense	(176,844)	(263,208)	4,067	130,848	576,746	271,609
Income (loss) before provision for income taxes	176,844	262,979	551,657	(151,055)	(576,746)	263,679
Provision for income taxes	—	(88,591)	1,756	—	—	(86,835)

Net income (loss)	$176,844	$174,388	$553,413	$(151,055)	$(576,746)	$176,844

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Consolidated Statement of Income

Year Ended December 31, 2008

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

December 31, 2009, 2008 and 2007

Consolidated Statement of Income

Year Ended December 31, 2007

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Consolidated Statement of Cash Flows

Year Ended December 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$176,844	$174,388	$553,413	$(151,055)	$(576,746)	$176,844
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	228	325,589	52,039	—	377,856
Provision for uncollectible accounts receivable	—	199	—	—	—	199
Deferred rent expense	—	—	20,107	4,115	—	24,222
Cost of abandoned cell sites	—	—	5,274	3,012	—	8,286
Stock-based compensation expense	—	—	47,783	—	—	47,783
Non-cash interest expense	—	11,309	—	—	—	11,309
(Gain) loss on disposal of assets	—	—	(4,884)	201	—	(4,683)
Gain on sale of investments	(644)	—	—	—	—	(644)
Accretion of asset retirement obligations	—	—	4,380	731	—	5,111
Accretion of put option in majority-owned subsidiary	—	1,567	—	—	—	1,567
Impairment loss in investment securities	2,386	—	—	—	—	2,386
Deferred income taxes	—	110,925	(764)	—	—	110,161
Changes in assets and liabilities	80,199	(324,674)	(175,735)	(994)	560,156	138,952

Net cash provided by (used in) operating activities	258,785	(26,058)	775,163	(91,951)	(16,590)	899,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(9,177)	(757,503)	(64,994)	—	(831,674)
Change in prepaid purchases of property and equipment	—	(33,115)	—	—	—	(33,115)
Proceeds from sale of plant and equipment	—	—	434	4,896	—	5,330
Purchase of investments	(486,645)	—	—	—	—	(486,645)
Proceeds from sale and maturity of investments	262,500	—	—	—	—	262,500
Change in restricted cash and investments	—	(15,113)	—	—	—	(15,113)
Purchases of and deposits for FCC licenses	—	(3,800)	(11,717)	—	—	(15,517)
Proceeds from exchange of FCC licenses	—	—	949	—	—	949
Issuance of related party debt	—	(465,000)	—	—	465,000	—
Proceeds from related party debt	—	296,700	—	—	(296,700)	—
Microwave relocation costs	—	—	(3,669)	—	—	(3,669)

Net cash used in investing activities	(224,145)	(229,505)	(771,506)	(60,098)	168,300	(1,116,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(17,047)	—	(3,267)	—	(20,314)
Proceeds from long-term loan	—	—	—	465,000	(465,000)	—
Proceeds from 9 1/4% Senior Notes Due 2014	—	492,250	—	—	—	492,250
Debt issuance costs	—	(11,925)	—	—	—	(11,925)
Repayment of debt	—	(16,000)	—	(296,700)	296,700	(16,000)
Payments on capital lease obligations	—	—	(3,599)	(16,590)	16,590	(3,599)
Proceeds from exercise of stock options	8,626	—	—	—	—	8,626

Net cash provided by (used in) financing activities	8,626	447,278	(3,599)	148,443	(151,710)	449,038

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,266	191,715	58	(3,606)	—	231,433
CASH AND CASH EQUIVALENTS, beginning of period	598,823	78,121	624	20,380	—	697,948

CASH AND CASH EQUIVALENTS, end of period	$642,089	$269,836	$682	$16,774	$—	$929,381

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Consolidated Statement of Cash Flows

Year Ended December 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$149,438	$158,083	$552,772	$(155,155)	$(555,700)	$149,438
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	212	215,624	39,483	—	255,319
Provision for uncollectible accounts receivable	—	8	—	—	—	8
Deferred rent expense	—	—	16,910	3,736	—	20,646
Cost of abandoned cell sites	—	—	4,558	4,034	—	8,592
Stock-based compensation expense	—	—	41,142	—	—	41,142
Non-cash interest expense	—	2,605	(50)	24,878	(24,883)	2,550
Loss on disposal of assets	—	—	18,889	16	—	18,905
Accretion of asset retirement obligation	—	—	2,942	600	—	3,542
Accretion of put option in majority-owned subsidiary	—	1,258	—	—	—	1,258
Impairment loss in investment securities	30,857	—	—	—	—	30,857
Deferred income taxes	—	124,347	—	—	—	124,347
Changes in assets and liabilities	(395,563)	(582,147)	12,265	(4,317)	760,648	(209,114)

Net cash (used in) provided by operating activities	(215,268)	(295,634)	865,052	(86,725)	180,065	447,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	15,269	(858,004)	(109,196)	(2,681)	(954,612)
Change in prepaid purchases of property and equipment	—	19,225	(3,580)	—	—	15,645
Proceeds from sale of property and equipment	—	—	642	214	—	856
Proceeds from sale and maturity of investments	37	—	—	—	—	37
Cash used in business acquisitions	—	(25,162)	—	—	—	(25,162)
Purchases of and deposits for FCC licenses	—	(328,519)	—	—	—	(328,519)
Microwave relocation costs	—	—	(2,520)	—	—	(2,520)

Net cash provided by (used in) investing activities	37	(319,187)	(863,462)	(108,982)	(2,681)	(1,294,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	75,665	—	3,688	—	79,353
Proceeds from long-term note to parent	—	—	—	380,000	(380,000)	—
Repayment of debt	—	(16,000)	—	(190,930)	190,930	(16,000)
Payments on capital lease obligations	—	—	(1,410)	(11,686)	11,686	(1,410)
Proceeds from exercise of stock options	12,582	—	—	—	—	12,582

Net cash provided by (used in) financing activities	12,582	59,665	(1,410)	181,072	(177,384)	74,525

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(202,649)	(555,156)	180	(14,635)	—	(772,260)
CASH AND CASH EQUIVALENTS, beginning of period	801,472	633,277	444	35,015	—	1,470,208

CASH AND CASH EQUIVALENTS, end of period	$598,823	$78,121	$624	$20,380	$—	$697,948

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Consolidated Statement of Cash Flows

Year Ended December 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$100,403	$166,009	$531,759	$(108,058)	$(589,710)	$100,403
Adjustments to reconcile net income (loss) to net cash provided by (used in) activities:
Depreciation and amortization	—	55	169,452	8,695	—	178,202
Provision for uncollectible accounts receivable	—	129	—	—	—	129
Deferred rent expense	—	—	11,324	2,421	—	13,745
Cost of abandoned cell sites	—	—	1,920	4,784	—	6,704
Non-cash interest expense	—	3,266	—	47,915	(47,922)	3,259
Loss on disposal of assets	—	—	655	—	—	655
Impairment loss on investment securities	97,800	—	—	—	—	97,800
Gain on sale of investments	(6,586)	(3,920)	—	—	—	(10,506)
Accretion of asset retirement obligation	—	—	1,111	328	—	1,439
Accretion of put option in majority-owned subsidiary	—	1,003	—	—	—	1,003
Deferred income taxes	—	118,524	—	—	—	118,524
Stock-based compensation expense	—	—	28,024	—	—	28,024
Changes in assets and liabilities	(177,591)	(402,354)	(185,593)	(1,040)	816,503	49,925

Net cash provided by (used in) operating activities	14,026	(117,288)	558,652	(44,955)	178,871	589,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(84,514)	(543,962)	(122,907)	(16,326)	(767,709)
Change in prepaid purchases of property and equipment	—	(2,391)	(17,601)	—	—	(19,992)
Proceeds from sale of property and equipment	—	—	3,759	—	—	3,759
Purchase of investments	(2,037,803)	(1,320,624)	—	—	—	(3,358,427)
Proceeds from sale and maturity of investments	1,981,563	1,644,085	—	—	—	3,625,648
Change in restricted cash and investments	—	556	—	(262)	—	294
Microwave relocation costs	—	—	(661)	—	—	(661)

Net cash (used in) provided by investing activities	(56,240)	237,112	(558,465)	(123,169)	(16,326)	(517,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	9,743	—	(5,632)	—	4,111
Proceeds from 9 1/4% Senior Notes	—	423,500	—	—	—	423,500
Proceeds from initial public offering	862,500	—	—	—	—	862,500
Proceeds from long-term note to parent	—	—	—	196,000	(196,000)	—
Cost of raising capital	(44,234)	—	—	—	—	(44,234)
Debt issuance costs	—	(3,091)	—	—	—	(3,091)
Payments on capital lease obligations	—	—	—	(931)	931	—
Repayment of debt	—	(16,000)	—	(32,524)	32,524	(16,000)
Proceeds from exercise of stock options	9,706	—	—	—	—	9,706

Net cash provided by financing activities	827,972	414,152	—	156,913	(162,545)	1,236,492

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	785,758	533,976	187	(11,211)	—	1,308,710
CASH AND CASH EQUIVALENTS, beginning of year	15,714	99,301	257	46,226	—	161,498

CASH AND CASH EQUIVALENTS, end of year	$801,472	$633,277	$444	$35,015	$—	$1,470,208

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

19. Related-Party Transactions:

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 17% interest in a company that provides services to the Company’s customers, including handset insurance programs. Pursuant to the Company’s agreement with this related party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related party. Accruals for the fees that the Company collected from its customers are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The Company had the following transactions with this related party (in millions):

	Year Ended December 31,
	2009	2008	2007
Fees received by the Company as compensation for providing billing and collection services.	$7.6	$7.1	$5.7
Handsets sold to the related party	16.4	12.0	10.8

	2009	2008
Accruals for fees collected from customers	$4.2	$3.7
Receivables from the related party included in accounts receivable	1.2	0.8

One of the Company’s current directors is the chairman of an equity firm that holds various investment funds affiliated with one of the Company’s greater than 5% stockholders. The equity firm is affiliated with a current director of a company that provides wireless caller ID with name services to the Company. The Company paid approximately $3.0 million and $0.1 million to the company for these services during the years ended December 31, 2009 and 2008, respectively.

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 16% interest in a company that provides advertising services to the Company. The Company paid approximately $5.4 million, $4.4 million and $3.5 million to the company for these services during the years ended December 31, 2009, 2008 and 2007, respectively.

One of the Company’s greater than 5% stockholders, through various investment funds, owns in the aggregate an approximate 21% interest in a company that provides cell site and switch interconnect transport services to the Company. The Company paid approximately $0.5 million and $0.2 million to the company for these services during the years ended December 31, 2009 and 2008, respectively.

One of the Company’s current directors is chairman of an equity firm that holds various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 38% interest in a company that provides network cost management solutions to the Company. The Company paid approximately $0.3 million, $0.3 million and $0.3 million to the company for these services during the years ended December 31, 2009, 2008 and 2007, respectively.

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 62% interest in a company that provides DAS leases and maintenance to wireless carriers, including the Company. In addition, another of the Company’s current directors is a general partner of various investment funds which own in the aggregate an approximate 13% interest in the same company. These DAS leases are accounted for as capital or operating leases in the Company’s financial statements. Transactions associated with these leases are included in various line items in the accompanying consolidated balance sheets, consolidated statements of income and comprehensive income and consolidated statements of cash flows. The Company had the following transactions with this related party (in millions):

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
Operating lease payments and related expenses included in cost of service	$13.8	$5.2	$1.8
Capital lease maintenance expenses included in cost of service	2.5	0.2	—
DAS equipment depreciation included in depreciation expense	18.6	2.7	—
Capital lease interest included in interest expense	11.6	1.7	—
Capital lease payments included in financing activities	2.8	1.2	—

	2009	2008
Network service fees included in prepaid charges	$2.3	$1.8
DAS equipment included in property and equipment, net	257.0	159.4
Deferred network service fees included in other assets	22.1	35.2
Lease payments and related fees included in accounts payable and accrued expenses	4.9	1.0
Current portion of capital lease obligations included in current maturities of long-term debt	2.8	0.8
Non-current portion of capital lease obligations included in long-term debt, net	146.0	75.8
Deferred DAS service fees included in other long-term liabilities	1.3	0.6

20. Supplemental Cash Flow Information:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash paid for interest	$248,800	$177,210	$194,921
Cash paid for income taxes	3,085	2,617	423

Non-cash investing and financing activities

The Company’s accrued purchases of property and equipment were approximately $21.4 million, $161.9 million and $42.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

Assets acquired under capital lease obligations were $92.2 million and $92.9 million for the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, the Company received $52.3 million in fair value of FCC licenses in exchanges with other parties.

The Company accrued dividends of $6.5 million related to the Series D Preferred Stock for the year ended December 31, 2007.

The Company accrued dividends of $0.9 million related to the Series E Preferred Stock for the year ended December 31, 2007.

On April 24, 2007, concurrent with the closing of the Company’s initial public offering of 57,500,000 shares of common stock, all outstanding shares of preferred stock, including accrued but unpaid dividends, were converted into 150,962,644 shares of common stock.

See Note 2 for the non-cash increase in the Company’s asset retirement obligations.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

21. Quarterly Financial Data (Unaudited):

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations for the interim periods. Summarized data for each interim period for the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$795,329	$859,612	$895,593	$929,981
Income from operations	131,487	115,773	158,207	129,821
Net income (1)	43,973	26,196	73,550	33,125
Net income per common share — basic	$0.12	$0.07	$0.21	$0.10
Net income per common share — diluted	$0.12	$0.07	$0.21	$0.09

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenues	$662,354	$678,807	$686,721	$723,634
Income from operations	112,028	135,644	120,653	99,442
Net income (2)	39,519	50,465	44,880	14,574
Net income per common share — basic	$0.11	$0.14	$0.13	$0.04
Net income per common share — diluted	$0.11	$0.14	$0.13	$0.04

(1)	During the three months ended March 31, 2009, June 30, 2009, September 30, 2009, and December 31, 2009, the Company recognized an impairment loss on investment securities in the amount of approximately $0.9 million, $0.5 million, $0.4 million, and $0.6 million, respectively.

(2)	During the three months ended March 31, 2008, June 30, 2008, September 30, 2008, and December 31, 2008, the Company recognized an impairment loss on investment securities in the amount of approximately $8.0 million, $9.1 million, $3.0 million, and $10.8 million, respectively.

22. Subsequent Events:

On February 2, 2010, the Company entered into a like-kind spectrum exchange agreement covering licenses in certain markets with another service provider (“Service Provider”). The Service Provider will acquire 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas; Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in certain other Washington markets, as well as an additional 10 MHz of PCS spectrum in Sacramento, California. The Company will acquire an additional 10 MHz of AWS spectrum in Santa Barbara, California; Tampa-St. Petersburg-Clearwater, Florida; and an additional 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas and Shreveport-Bossier City, Louisiana. Consummation of this spectrum exchange agreement is subject to customary closing conditions, including FCC consent. In addition, the Company entered into short-term lease agreements with the Service Provider that, subject to FCC approval, authorize the Service Provider and the Company to use the spectrum covered by the spectrum exchange agreement until the spectrum exchange is consummated.

EXHIBIT INDEX

Exhibit No.	Description
2.1(a)	Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

2.1(b)	Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

3.1	Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.2(a)	Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

3.2(b)	Amendment No. 1 to Third Amended and Restated Bylaws of MetroPCS Communications (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 28, 2007, and incorporated by reference herein).

3.2(c)	Amendment No. 2 to the Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on November 13, 2008, and incorporated by reference herein).

3.3	MetroPCS Communications, Inc. Revised Code of Ethics. (Filed as Exhibit 14.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on February 08, 2008, and incorporated by reference herein).

4.1	Form of Certificate of MetroPCS Communications, Inc. Common Stock. (Filed as Exhibit 4.1 to Amendment No. 4 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 3, 2007, and incorporated by reference herein).

4.2	Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on March 30, 2007, and incorporated by reference herein).

10.1	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.2(a)	Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.2(b)	First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.2(c)	Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793), filed on January 4, 2007, and incorporated by reference herein).

10.3	Registration Rights Agreement, effective as of April 24, 2007, by and among MetroPCS Communications, Inc. and the stockholders listed therein. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on April 11, 2007, and incorporated by reference herein).

10.4	Form of Officer and Director Indemnification Agreement (Filed as Exhibit 10.4 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5(a)	General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

Exhibit No.	Description
10.5(b)	Amendment No. 1 to the General Purchase Agreement, effective as of September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(b) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5(c)	Amendment No. 2 to the General Purchase Agreement, effective as of November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(c) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.5(d)	Amendment No. 3 to the General Purchase Agreement, effective as of December 3, 2007, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.4(d) to MetroPCS Communications, Inc’s Annual Report on Form 10-K (SEC File No. 001-33409), filed on February 29, 2008, and incorporated by reference herein).

10.6(a)	Amended and Restated Services Agreement, executed on December 15, 2005 as of November 24, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.6 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.6(b)*	First Amendment to Amended and Restated Services Agreement, executed on February 17, 2010, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto.

10.7(a)	Second Amended and Restated Credit Agreement, executed on December 15, 2005 as of December 22, 2004, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.7 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.7(b)	Second Amendment to the Second Amended and Restated Credit Agreement, entered into as of August 29, 2007, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.18 to MetroPCS Communications, Inc.’s Registration Statement on Form S-4/A, Amendment No. 1 (SEC File No. 333-142955), filed on October 2, 2007, and incorporated by reference herein).

10.7(c)	Third Amendment to the Second Amended and Restated Credit Agreement, entered into as of April 2, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on August 8, 2008, and incorporated by reference herein).

10.7(d)	Fourth Amendment to the Second Amended and Restated Credit Agreement, entered into as of June 12, 2008, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on August 8, 2008, and incorporated by reference herein).

10.7(e)	Fifth Amendment to the Second Amended and Restated Credit Agreement, entered into as of February 17, 2009, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc. (Filed as Exhibit 10.7(e) to MetroPCS Communications, Inc.’s Annual Report on Form 10-K (SEC File No. 001-33409), filed on March 2, 2009, and incorporated by reference herein).

10.7(f)*	Sixth Amendment to the Second Amended and Restated Credit Agreement, entered into as of February 17, 2010, by and between Royal Street Communications, LLC, Royal Street Communications California, LLC, Royal Street BTA 262, LLC, Royal Street Communications Florida, LLC, Royal Street BTA 159, LLC, Royal Street BTA 212, LLC, Royal Street BTA 239, LLC, Royal Street BTA 289, LLC and Royal Street BTA 336, LLC and MetroPCS Wireless, Inc.

Exhibit No.	Description
10.8	Amended and Restated Pledge Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.8 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.9	Amended and Restated Security Agreement, executed on December 15, 2005 as of December 22, 2004, by and between Royal Street Communications, LLC and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.9 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.10(a)	Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, executed on December 15, 2005 as of November 24, 2004, by and between C9 Wireless, LLC, GWI PCS1, Inc., and MetroPCS Wireless, Inc., including all amendments thereto (Filed as Exhibit 10.10 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.10(b)*	Second Amendment to Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, executed on December 15, 2005 as of November 24, 2004, by and between C9 Wireless, LLC, GWI PCS1, Inc., and MetroPCS Wireless, Inc., including all amendments thereto.

10.11	Master Equipment and Facilities Lease Agreement, executed as of May 17, 2006, by and between MetroPCS Wireless, Inc. and Royal Street Communications, LLC, including all amendments thereto (Filed as Exhibit 10.11 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.12	Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner (Filed as Exhibit 10.12 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 27, 2007, and incorporated by reference herein).

10.13	Purchase Agreement, dated October 26, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.13 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.14	Registration Rights Agreement, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC (Filed as Exhibit 10.14 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15(a)	Indenture, dated as of November 3, 2006, among MetroPCS Wireless, Inc., the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as trustee (Filed as Exhibit 10.15 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15(b)	Supplemental Indenture, dated as of February 6, 2007, among the Guaranteeing Subsidiaries as defined therein, the other Guarantors as defined in the Indenture referred to therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein (Filed as Exhibit 10.16 to Amendment No. 1 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793), filed on February 13, 2007, and incorporated by reference herein).

10.15(c)	Supplemental Indenture, dated as of December 11, 2007, between the Guaranteeing Subsidiary as defined therein and The Bank of New York Trust Company, N.A., as trustee under the Indenture referred to therein. (Filed as Exhibit 10.14(c) to MetroPCS Communications, Inc’s Annual Report on Form 10-K (SEC File No. 001-33409), filed on February 29, 2008, and incorporated by reference herein).

Exhibit No.	Description
10.16	Purchase Agreement, dated May 31, 2007, among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on June 6, 2007, and incorporated by reference herein).

10.17	Registration Rights Agreement, dated as of June 6, 2007, by and among MetroPCS Wireless, Inc., the Guarantors as defined therein and Bear, Stearns & Co. Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on June 11, 2007, and incorporated by reference herein).

10.18	Managed Services Agreement, entered into on September 15, 2008 and effective as of April 8, 2008, by and between MetroPCS Wireless, Inc. and Amdocs Software Systems Limited and Amdocs, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409), filed on November 10, 2008, and incorporated by reference herein).

10.19	Purchase Agreement, dated as of January 14, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein), J.P. Morgan Securities Inc., Banc of America Securities LLC, and HSBC Securities (USA) Inc. (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

10.20	Indenture, dated as of January 20, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

10.21	Registration Rights Agreement, dated as of January 20, 2009, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein), J.P. Morgan Securities Inc., Banc of America Securities LLC, and HSBC Securities (USA) Inc. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on January 21, 2009, and incorporated by reference herein).

10.22	Master Procurement Agreement by and between MetroPCS Wireless, Inc. and Ericsson Inc. dated and effective as of September 10, 2009. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q, filed on November 6, 2009 and incorporated by reference herein).

10.23	MetroPCS Communications, Inc. Second Amended and Restated Non-Employee Director Remuneration Plan, effective January 1, 2008 (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2009 and incorporated by reference herein).

10.24	Form of Officer Cash Performance Award Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2009, and incorporated by reference herein).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.

31.1*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.