Form 10-Q
period 2010-03-31
METROPCS COMMUNICATIONS INC
filed 2010-05-10
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

On April 30, 2010, there were 353,188,107 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q

*	No reportable information under this item.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

(Unaudited)

	March 31, 2010 (1)	December 31, 2009 (1)
CURRENT ASSETS:
Cash and cash equivalents	$914,574	$929,381
Short-term investments	274,857	224,932
Inventories, net	117,594	147,401
Accounts receivable (net of allowance for uncollectible accounts of $2,267 and $2,045 at March 31, 2010 and December 31, 2009, respectively)	52,838	51,536
Prepaid expenses	69,557	48,353
Deferred charges	67,312	59,414
Deferred tax assets	5,959	1,948
Other current assets	35,340	28,426

Total current assets	1,538,031	1,491,391

Property and equipment, net	3,263,511	3,252,213
Restricted cash and investments	13,939	15,438
Long-term investments	6,319	6,319
FCC licenses and microwave relocation costs	2,470,568	2,470,181
Other assets	164,182	150,475

Total assets	$7,456,550	$7,386,017

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$552,003	$558,366
Current maturities of long-term debt	19,742	19,326
Deferred revenue	203,802	187,654
Other current liabilities	28,777	32,123

Total current liabilities	804,324	797,469

Long-term debt, net	3,630,872	3,625,949
Deferred tax liabilities	531,112	512,306
Deferred rents	85,906	80,487
Redeemable ownership interest	8,327	7,857
Other long-term liabilities	73,955	73,807

Total liabilities	5,134,496	5,097,875

COMMITMENTS AND CONTINGENCIES (See Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 352,933,380 and 352,711,263 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	35	35
Additional paid-in capital	1,645,971	1,634,754
Retained earnings	687,354	664,693
Accumulated other comprehensive loss	(10,680)	(11,340)
Less treasury stock, at cost, 98,449 and no treasury shares at March 31, 2010 and December 31, 2009, respectively	(626)	—

Total stockholders’ equity	2,322,054	2,288,142

Total liabilities and stockholders’ equity	$7,456,550	$7,386,017

(1) As a result of the adoption of certain provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 (Topic 810, “Consolidation”) and in accordance with Accounting Standards Update (“ASU”) 2009-17, which amends ASC 810, the Company is required to separately disclose on its condensed consolidated balance sheets the assets of its consolidated variable interest entity (“VIE”) that can be used only to settle obligations of the VIE and liabilities for which creditors do not have recourse to the Company.

As of March 31, 2010, $833.2 million related to the consolidated VIE were included in the Company’s total assets, which consist of $20.0 million of cash and cash equivalents, $0.1 million of accounts receivable, net, $8.1 million of prepaid expenses, $0.6 million of other current assets, $488.1 million of property and equipment, net, $0.3 million of restricted cash and investments, $293.6 million of FCC licenses and $22.4 million of other assets.

As of December 31, 2009, $807.2 million related to the consolidated VIE were included in the Company’s total assets, which consist of $16.8 million of cash and cash equivalents, $0.1 million of accounts receivable, net, $7.6 million of prepaid expenses, $0.5 million of other current assets, $463.7 million of property and equipment, net, $0.3 million of restricted cash and investments, $293.6 million of FCC licenses and $24.6 million of other assets.

As of March 31, 2010, $39.1 million related to the consolidated VIE were included in the Company’s total liabilities, which consist of $7.2 million of accounts payable and accrued expenses, $0.2 million of current maturities of long-term debt, $11.0 million of long-term debt, net, $12.0 million of deferred rents, and $8.7 million of other long-term liabilities.

As of December 31, 2009, $33.7 million related to the consolidated VIE were included in the Company’s total liabilities, which consist of $9.4 million of accounts payable and accrued expenses, $0.1 million of current maturities of long-term debt, $4.4 million of long-term debt, net, $10.9 million of deferred rents, and $8.9 million of other long-term liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share information)

(Unaudited)

	For the three months ended March 31,
	2010	2009
REVENUES:
Service revenues	$853,283	$726,698
Equipment revenues	117,220	68,631

Total revenues	970,503	795,329

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $94,944 and $72,318 shown separately below)	284,652	245,575
Cost of equipment	313,738	225,018
Selling, general and administrative expenses (excluding depreciation and amortization expense of $12,857 and $9,428 shown separately below)	159,909	136,411
Depreciation and amortization	107,801	81,746
Gain on disposal of assets	(828)	(24,908)

Total operating expenses	865,272	663,842

Income from operations	105,231	131,487

OTHER EXPENSE (INCOME):
Interest expense	67,482	58,432
Accretion of put option in majority-owned subsidiary	470	377
Interest and other income	(479)	(552)
Impairment loss on investment securities	—	921

Total other expense	67,473	59,178

Income before provision for income taxes	37,758	72,309

Provision for income taxes	(15,097)	(28,336)

Net income	$22,661	$43,973

Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of tax	32	(139)
Unrealized losses on cash flow hedging derivatives, net of tax	(6,027)	(6,965)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax	(79)	—
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax	6,734	6,722

Comprehensive income	$23,321	$43,591

Net income per common share:
Basic	$0.06	$0.12

Diluted	$0.06	$0.12

Weighted average shares:
Basic	352,782,898	351,090,862

Diluted	354,003,541	356,429,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,661	$43,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,801	81,746
(Recovery of) provision for uncollectible accounts receivable	(28)	66
Deferred rent expense	5,535	6,292
Cost of abandoned cell sites	535	2,201
Stock-based compensation expense	11,416	10,669
Non-cash interest expense	3,134	2,280
Gain on disposal of assets	(828)	(24,908)
Gain on sale of investments	(129)	—
Impairment loss on investment securities	—	921
(Reduction) accretion of asset retirement obligations	(113)	1,174
Accretion of put option in majority-owned subsidiary	470	377
Deferred income taxes	14,177	26,937
Changes in assets and liabilities:
Inventories	29,807	52,801
Accounts receivable, net	(1,274)	(10,651)
Prepaid expenses	(21,149)	(24,564)
Deferred charges	(7,899)	(4,538)
Other assets	(475)	1,634
Accounts payable and accrued expenses	43,724	118,211
Deferred revenue	16,148	20,000
Other liabilities	1,519	1,978

Net cash provided by operating activities	225,032	306,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(139,295)	(312,647)
Change in prepaid purchases of property and equipment	2,602	11,761
Proceeds from sale of property and equipment	231	2,086
Purchase of investments	(162,372)	(224,405)
Proceeds from maturity of investments	112,500	—
Proceeds from sale of restricted cash and investments	1,500	—
Purchases of and deposits for FCC licenses	—	(7,416)
Microwave relocation costs	(196)	(457)

Net cash used in investing activities	(185,030)	(531,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(49,523)	(99,768)
Proceeds from 9 1/4% Senior Notes	—	492,250
Debt issuance costs	—	(11,925)
Repayment of debt	(4,000)	(4,000)
Payments on capital lease obligations	(667)	(2,165)
Purchase of treasury stock	(626)	—
Proceeds from exercise of stock options	7	2,841

Net cash (used in) provided by financing activities	(54,809)	377,233

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,807)	152,754
CASH AND CASH EQUIVALENTS, beginning of period	929,381	697,948

CASH AND CASH EQUIVALENTS, end of period	$914,574	$850,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (collectively, the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The condensed consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively, “Royal Street”). The Company consolidates its interest in Royal Street in accordance with ASC 810. In January 2010, in accordance with ASU 2009-17, which amends ASC 810, the Company reconsidered its consolidation conclusion and reaffirmed that Royal Street is a variable interest entity (“VIE”). As required by ASU 2009-17, the Company examined specific criteria and considered factors such as design of the VIE, risk and reward sharing, voting rights, and involvement in significant capital and operating decisions in reaching its conclusion. All intercompany accounts and transactions between MetroPCS and its wholly-owned subsidiaries and Royal Street have been eliminated in the consolidated financial statements. The redeemable ownership interest in Royal Street is included in long-term liabilities.

The condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended March 31, 2010 and 2009, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company has thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Effective January 1, 2010, in accordance with the provisions of ASC 280 (Topic 280, “Segment Reporting”), the Company aggregates its thirteen operating segments into one reportable segment.

Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. Beginning in January 2010, the Company introduced a new family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports fees for the tax inclusive plans in cost of service on the accompanying condensed consolidated statements of income and comprehensive income. When the Company separately assesses these fees on its customers, the Company reports these fees on a gross basis in service revenues and cost of service on the accompanying condensed consolidated statements of income and comprehensive income. For the three months ended March 31, 2010 and 2009, the Company recorded $23.2 million and $37.3 million, respectively, of FUSF, E-911 and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying condensed consolidated statements of income and comprehensive income.

2. Share-based Payments:

In accordance with ASC 718 (Topic 718, “Compensation – Stock Compensation”), the Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted and restricted stock awards to employees. The Company records stock-based compensation

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense was $11.4 million and $10.7 million for the three months ended March 31, 2010 and 2009, respectively. Cost of service for the three months ended March 31, 2010 and 2009 includes $1.1 million and $0.8 million, respectively, of stock-based compensation. For the three months ended March 31, 2010 and 2009, selling, general and administrative expenses include $10.3 million and $9.9 million, respectively, of stock-based compensation.

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company’s common stock which become fully tradable upon vesting. During the three months ended March 31, 2010 and 2009, pursuant to the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, the Company issued 1,836,174 and 1,310,510 restricted stock awards, respectively, to certain employees and, in 2010, the directors of MetroPCS. The restricted stock awards granted to employees generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly or quarterly basis thereafter. The Company determined the grant-date fair value of the restricted stock awards granted during the three months ended March 31, 2010 and 2009 to be $11.7 million and $18.9 million, respectively, based on the closing price of the Company’s common stock on the New York Stock Exchange on the grant dates. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant, will be recognized on a ratable basis over the four-year vesting period.

Vesting in the restricted stock awards triggers an income tax obligation for the employee that is required to be remitted to the relevant tax authorities. To affect the tax withholding, the Company has agreed to repurchase enough common shares from the employee to cover the income tax obligation. The stock repurchase is being accounted for as treasury stock. During the three months ended March 31, 2010, the Company repurchased 98,449 shares of stock from certain employees to settle the income tax obligation associated with vesting in restricted stock awards.

3. Short-term Investments:

The Company invests its cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. At March 31, 2010, the Company had invested a significant portion of its cash and cash equivalents in money market funds consisting of U.S. Treasury securities with an original maturity of 90 days or less.

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

Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of March 31, 2010
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$—	$(5)	$2
U.S. Treasury Securities	274,790	65	—	274,855

Total short-term investments	$274,797	$65	$(5)	$274,857

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

	As of December 31, 2009
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$—	$(5)	$2
U.S. Treasury Securities	224,790	140	—	224,930

Total short-term investments	$224,797	$140	$(5)	$224,932

The cost and aggregate fair values of short-term investments by contractual maturity at March 31, 2010 were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value
Less than one year	$274,790	$274,855

4. Derivative Instruments and Hedging Activities:

On November 21, 2006, MetroPCS Wireless, Inc. (“Wireless”) entered into a three-year interest rate protection agreement to manage the Company’s interest rate risk exposure and fulfill a requirement of Wireless’ senior secured credit facility, as amended, (the “Senior Secured Credit Facility”), pursuant to which Wireless may borrow up to $1.7 billion. The agreement covered a notional amount of $1.0 billion and effectively converted this portion of Wireless’ variable rate debt to fixed-rate debt at an annual rate of 7.169%. The interest rate protection agreement expired on February 1, 2010.

On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. The agreement was effective on June 30, 2008 and covers an aggregate notional amount of $500.0 million and effectively converts this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. This agreement expires on June 30, 2010. This financial instrument is reported in other current liabilities at fair market value of approximately $3.7 million as of March 31, 2010.

In March 2009, Wireless entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure under its Senior Secured Credit Facility. These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 4.381%. The monthly interest settlement periods began on February 1, 2010. These agreements expire on February 1, 2012. These financial instruments are reported in other current liabilities and long-term liabilities at fair market value of approximately $16.0 million and $4.0 million, respectively, as of March 31, 2010.

The primary risk managed by using derivative instruments is interest rate risk under the Senior Secured Credit Facility. Interest rate protection agreements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three months ended March 31, 2010, the change in fair value did not result in ineffectiveness.

At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

results of operations. The Company estimates that approximately $19.7 million of net losses that are reported in accumulated other comprehensive loss at March 31, 2010 are expected to be reclassified into earnings within the next 12 months.

Cross-default Provisions

The Company’s interest rate protection agreements contain cross-default provisions to the Company’s Senior Secured Credit Facility. The Company’s Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the facility. If the Company were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position on March 31, 2010 is $23.7 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of March 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Other current liabilities	$(19,661)	Other current liabilities	$(24,157)
Interest rate protection agreements	Other long-term liabilities	(4,048)	Other long-term liabilities	(702)

Total derivatives designated as hedging instruments under ASC 815		$(23,709)		$(24,859)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income

For the Three Months Ended March 31,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009

Interest rate protection agreements	$(9,806)	$(11,423)	Interest expense	$(10,956)	$(11,027)

5. Property and Equipment:

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Construction-in-progress	$236,584	$283,365
Network infrastructure (1)	3,886,183	3,756,300
Office equipment and software	174,843	158,732
Leasehold improvements	56,859	55,631
Furniture and fixtures	14,299	14,033
Vehicles	401	401

	4,369,169	4,268,462
Accumulated depreciation and amortization (1)	(1,105,658)	(1,016,249)

Property and equipment, net	$3,263,511	$3,252,213

(1)	As of March 31, 2010 and December 31, 2009, approximately $192.1 million and $183.4 million, respectively, of network infrastructure assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $12.9 million and $9.8 million as of March 31, 2010 and December 31, 2009, respectively.

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

The microwave relocation costs are recorded at cost. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. As such, under the provisions of ASC 350 (Topic 350, “Intangibles-Goodwill and Other”), the Company does not amortize PCS, AWS and 700 MHz licenses and microwave relocation costs (collectively, its “indefinite-lived intangible assets”) as they are considered to have indefinite lives and together represent the cost of the Company’s spectrum. The carrying value of FCC licenses and microwave relocation costs was $2.5 billion as of March 31, 2010.

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

The Company’s indefinite-lived intangible assets were aggregated and combined into a single unit of accounting in accordance with ASC 350 based on the management of the business on a national scope. The Company believes that utilizing its indefinite-lived intangible assets as a group represents the highest and best use of the assets, and the value of the indefinite-lived intangible assets would not be significantly impacted by a sale of one or a portion of the indefinite-lived intangible assets, among other factors. Furthermore, if any of the indefinite-lived intangible assets are subsequently determined to have a finite useful life, such assets would be tested for impairment in accordance with ASC 360 (Topic 360, “Property, Plant, and Equipment”), and the intangible assets would then be amortized prospectively over the estimated remaining useful life. There also have been no subsequent indicators of impairment including those indicated in ASC 360, and accordingly, no subsequent interim impairment tests were performed.

Other Spectrum Acquisitions

During the three months ended March 31, 2009, the Company closed on various agreements for the acquisition and exchange of spectrum in the net aggregate amount of approximately $7.0 million in cash.

On February 2, 2010, the Company entered into a like-kind spectrum exchange agreement covering licenses in certain markets with another service provider (“Service Provider”). The Service Provider will acquire 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas; Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in certain other Washington markets, as well as an additional 10 MHz of PCS spectrum in Sacramento, California. The Company will acquire 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas and

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Shreveport-Bossier City, Louisiana and an additional 10 MHz of AWS spectrum in Santa Barbara, California; and Tampa-St. Petersburg-Clearwater, Florida. Consummation of this spectrum exchange agreement is subject to customary closing conditions, including FCC consent. In addition, the Company entered into short-term lease agreements with the Service Provider that, subject to FCC approval, authorize the Service Provider and the Company to use the spectrum covered by the spectrum exchange agreement until the spectrum exchange is consummated.

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts payable	$195,043	$164,246
Book overdraft	34,915	84,438
Accrued accounts payable	131,126	131,644
Accrued liabilities	18,127	26,009
Payroll and employee benefits	22,616	30,923
Accrued interest	78,993	42,098
Taxes, other than income	62,787	71,513
Income taxes	8,396	7,495

Accounts payable and accrued expenses	$552,003	$558,366

8. Long-term Debt:

Long-term debt consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
9 1/4 % Senior Notes	$1,950,000	$1,950,000
Senior Secured Credit Facility	1,544,000	1,548,000
Capital Lease Obligations	189,294	181,194

Total long-term debt	3,683,294	3,679,194
Add: unamortized discount on debt	(32,680)	(33,919)

Total debt	3,650,614	3,645,275
Less: current maturities	(19,742)	(19,326)

Total long-term debt	$3,630,872	$3,625,949

9  1/4% Senior Notes due 2014

On November 3, 2006, Wireless completed the sale of $1.0 billion of principal amount of 9 1/4% Senior Notes due 2014 (the “Initial Notes”). On June 6, 2007, Wireless completed the sale of an additional $400.0 million of 9 1/4 % Senior Notes due 2014 (the “Additional Notes”) under the existing indenture governing the Initial Notes at a price equal to 105.875% of the principal amount of such Additional Notes. On January 20, 2009, Wireless completed the sale of an additional $550.0 million of 9 1/4 % Senior Notes due 2014 (the “New 9 1/4% Senior Notes” and, together with the Initial Notes and Additional Notes, the “9 1/4% Senior Notes”) under a new indenture substantially similar to the indenture governing the Initial Notes at a price equal to 89.50% of the principal amount of such New 9 1/4% Senior Notes resulting in net proceeds of approximately $480.3 million.

The 9 1/4% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street and MetroPCS Finance, Inc. (“MetroPCS Finance”). Interest is payable on the 9 1/4% Senior Notes on May 1 and November 1 of each year. Wireless may, at its option, redeem some or all of the 9 1/4% Senior Notes at any time on or after November 1, 2010 for the redemption prices set forth in the indentures governing the 9 1/4% Senior Notes. Wireless may also, at its option, prior to November 1, 2010, redeem some or all of the notes at the “make whole” price set

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

forth in the indentures governing the 9 1/4% Senior Notes.

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

The facilities under the Senior Secured Credit Facility are guaranteed by MetroPCS, MetroPCS, Inc. and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries. The facilities are not guaranteed by Royal Street and MetroPCS Finance, but Wireless pledged the promissory note that Royal Street has given it in connection with amounts borrowed by Royal Street from Wireless and the limited liability company member interest held by Wireless in Royal Street Communications. The Senior Secured Credit Facility contains customary events of default, including cross-defaults. The obligations are also secured by the capital stock of Wireless as well as substantially all of Wireless’ present and future assets and the capital stock and substantially all of the assets of each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions), but excludes Royal Street.

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

The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of March 31, 2010 was 4.678%, which includes the impact of our interest rate protection agreements (See Note 4).

Capital Lease Obligations

The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2025. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of March 31, 2010, the Company had approximately $189.3 million of capital lease obligations, with $3.7 million and $185.6 million recorded in current maturities of long-term debt and long-term debt, respectively.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2010, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$914,574	$—	$—	$914,574
Short-term investments	274,857	—	—	274,857
Restricted cash and investments	13,939	—	—	13,939
Long-term investments	—	—	6,319	6,319

Total assets measured at fair value	$1,203,370	$—	$6,319	$1,209,689

Liabilities
Derivative liabilities	$—	$23,709	$—	$23,709

Total liabilities measured at fair value	$—	$23,709	$—	$23,709

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$929,381	$—	$—	$929,381
Short-term investments	224,932	—	—	224,932
Restricted cash and investments	15,438	—	—	15,438
Long-term investments	—	—	6,319	6,319

Total assets measured at fair value	$1,169,751	$—	$6,319	$1,176,070

Liabilities
Derivative liabilities	$—	$24,859	$—	$24,859

Total liabilities measured at fair value	$—	$24,859	$—	$24,859

The following table summarizes the changes in fair value of the Company’s derivative liabilities included in Level 2 assets, as required by ASC 820 (in thousands):

Fair Value Measurements of Derivative Liabilities Using Level 2 Inputs	Derivative Liabilities
	Three Months Ended March 31,
	2010	2009
Beginning balance	$24,859	$54,963
Total losses (realized or unrealized):
Included in earnings (1)	10,956	11,027
Included in accumulated other comprehensive loss	(9,806)	(11,423)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—

Ending balance	$23,709	$55,359

(1)	Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

The following table summarizes the changes in fair value of the Company’s Level 3 assets, as required by ASC 820 (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Three Months Ended March 31,
	2010	2009
Beginning balance	$6,319	$5,986
Total losses (realized or unrealized):
Included in earnings (2)	—	921
Included in accumulated other comprehensive loss	—	453
Transfers in and/or out of Level 3	—	—
Purchases, sales, issuances and settlements	—	—

Ending balance	$6,319	$4,612

(2)	Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the condensed consolidated statements of income and comprehensive income.

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,544,000	$1,511,190	$1,548,000	$1,470,600
9 1/4 % Senior Notes	1,950,000	1,991,125	1,950,000	1,979,250
Cash flow hedging derivatives	23,709	23,709	24,859	24,859
Short-term investments	274,857	274,857	224,932	224,932
Long-term investments	6,319	6,319	6,319	6,319

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at March 31, 2010 and December 31, 2009 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

10. Common Stock Options Issued to Directors:

Non-employee members of MetroPCS’ Board of Directors receive compensation for serving on the Board of Directors, as provided in MetroPCS’ Non-Employee Director Remuneration Plan (the “Remuneration Plan”). The Remuneration Plan provides that each non-employee director’s annual retainer and board and committee meeting fees will be paid in cash and each director will receive options to purchase common stock vesting over three years on a monthly basis and, starting in 2010, each director will receive an annual award of restricted stock which vests over three years on a quarterly basis.

11. Net Income Per Common Share:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2010	2009
Basic EPS:
Net income applicable to common stock	$22,661	$43,973
Amount allocable to common shareholders	99.2%	99.6%

Rights to undistributed earnings	$22,477	$43,810

Weighted average shares outstanding—basic	352,782,898	351,090,862

Net income per common share—basic	$0.06	$0.12

Diluted EPS:
Rights to undistributed earnings	$22,477	$43,810

Weighted average shares outstanding—basic	352,782,898	351,090,862
Effect of dilutive securities:
Stock options	1,220,643	5,338,561

Weighted average shares outstanding—diluted	354,003,541	356,429,423

Net income per common share—diluted	$0.06	$0.12

In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. During the three months ended March 31, 2010 and 2009, the Company issued restricted stock awards. Unvested shares of restricted stock are participating securities such that they have rights to receive forfeitable dividends. In accordance with ASC 260, the unvested restricted stock was considered a “participating security” for purposes of computing earnings per common share and was therefore included in the computation of basic and diluted earnings per common share.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Under the restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the three months ended March 31, 2010, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the three months ended March 31, 2010 and 2009, approximately 2.9 million and 1.3 million, respectively, of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.

For the three months ended March 31, 2010 and 2009, 29.3 million and 14.4 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

12. Commitments and Contingencies:

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

The Company, certain current officers and a director (collectively the “defendants”) have been named as defendants in a securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff, Ervant Zeronian, alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about the Company’s business, prospects and operations. The claims are based upon various alleged public statements made during the period from February 26, 2009 through November 4, 2009. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses, and costs. On February 16, 2010, Kevin Hopson, an alleged MetroPCS shareholder, filed a motion in the United States District Court for the Northern District of Texas seeking to be designated as the lead plaintiff in this action.

Due to the complex nature of the legal and factual issues involved in this action, the outcome is not presently determinable. If this matter were to proceed beyond the pleading stage, the Company could be required to incur substantial costs and expenses to defend this matter and/or be required to pay substantial damages or settlement costs, which could materially adversely affect the Company’s business, financial condition and results of operations.

13. Supplemental Cash Flow Information:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash paid for interest	$27,329	$12,102
Cash paid for income taxes	4	1

Non-cash investing activities

The Company’s accrued purchases of property and equipment were approximately $64.1 million and $42.4 million for the three months ended March 31, 2010 and 2009, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

Assets acquired under capital lease obligations were $8.9 million and $45.2 million for the three months ended March 31, 2010 and 2009, respectively.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

During the three months ended March 31, 2009, the Company received $42.6 million in fair value of FCC licenses in exchanges with other parties.

14. Related-Party Transactions:

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 17% interest in a company that provides services to the Company’s customers, including handset insurance programs. Pursuant to the Company’s agreement with this related-party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related-party. Transactions associated with these services are included in various line items in the accompanying condensed consolidated balance sheets and condensed consolidated statements of income and comprehensive income. The Company had the following transactions with this related-party (in millions):

	Three Months Ended March 31,
	2010	2009
Fees received by the Company as compensation for providing billing and collection services included in service revenues	$2.3	$1.9
Handsets sold to the related-party included in equipment revenues	3.1	3.4

	March 31, 2010	December 31, 2009
Accruals for fees collected from customers included in accounts payable and accrued expenses	$4.9	$4.2
Receivables from the related-party included in other current assets	1.0	1.2

One of the Company’s current directors is the chairman of an equity firm that holds various investment funds affiliated with one of the Company’s greater than 5% stockholders. The equity firm is affiliated with a current director of a company that provides wireless caller ID with name services to the Company. The Company paid approximately $1.1 million and $0.1 million to the company for the caller ID with name services during the three months ended March 31, 2010 and 2009, respectively.

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 16% interest in a company that provides advertising services to the Company. The Company paid approximately $1.8 million and $1.4 million to the company for these services during the three months ended March 31, 2010 and 2009, respectively.

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 62% interest in a company that provides DAS leases and maintenance to wireless carriers, including the Company. In addition, another of the Company’s current directors is a general partner of various investment funds which own in the aggregate an approximate 13% interest in the same company. These DAS leases are accounted for as capital or operating leases in the Company’s financial statements. Transactions associated with these leases are included in various line items in the accompanying condensed consolidated balance sheets, condensed consolidated statements of income and comprehensive income, and condensed consolidated statements of cash flows. The Company had the following transactions with this related-party (in millions):

	Three Months Ended March 31,
	2010	2009
Operating lease payments and related expenses included in cost of service	$2.6	$2.3
Capital lease maintenance expenses included in cost of service	1.1	0.3
DAS equipment depreciation included in depreciation expense	5.4	2.6
Capital lease interest included in interest expense	3.5	2.6
Capital lease payments included in financing activities	0.6	0.3

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

	March 31, 2010	December 31, 2009
Network service fees included in prepaid charges	$2.5	$2.3
DAS equipment included in property and equipment, net	284.9	257.0
Deferred network service fees included in other assets	19.8	22.1
Lease payments and related fees included in accounts payable and accrued expenses	3.9	4.9
Current portion of capital lease obligations included in current maturities of long-term debt	3.0	2.8
Non-current portion of capital lease obligations included in long-term debt, net	153.9	146.0
Deferred DAS service fees included in other long-term liabilities	1.4	1.3

15. Guarantor Subsidiaries:

In connection with Wireless’ sale of the 9 1/4% Senior Notes and the entry into the Senior Secured Credit Facility, MetroPCS, MetroPCS Inc., and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees on the 9 1/4% Senior Notes and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility and the indentures relating to the 9 1/4% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility and the indentures relating to the 9 1/4% Senior Notes. Royal Street and MetroPCS Finance (the “non-guarantor subsidiaries”) are not guarantors of the 9 1/4% Senior Notes or the Senior Secured Credit Facility.

The following information presents condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, condensed consolidating statements of income for the three months ended March 31, 2010 and 2009, and condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries (Royal Street and MetroPCS Finance). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Balance Sheet

As of March 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$592,509	$301,303	$705	$20,057	$—	$914,574
Short-term investments	274,857	—	—	—	—	274,857
Inventories, net	—	103,040	14,554	—	—	117,594
Accounts receivable, net	—	52,741	—	97	—	52,838
Prepaid expenses	—	225	61,200	8,132	—	69,557
Deferred charges	—	67,312	—	—	—	67,312
Deferred tax assets	—	5,959	—	—	—	5,959
Current receivable from subsidiaries	—	498,700	—	16,776	(515,476)	—
Advances to subsidiaries	621,292	921,908	—	1,613	(1,544,813)	—
Other current assets	271	6,481	27,943	645	—	35,340

Total current assets	1,488,929	1,957,669	104,402	47,320	(2,060,289)	1,538,031
Property and equipment, net	—	29,647	2,712,768	521,096	—	3,263,511
Restricted cash and investments	—	13,614	—	325	—	13,939
Long-term investments	6,319	—	—	—	—	6,319
Investment in subsidiaries	827,760	2,227,610	—	—	(3,055,370)	—
FCC licenses and microwave relocation costs	—	3,800	2,173,169	293,599	—	2,470,568
Long-term receivable from subsidiaries	—	813,801	—	—	(813,801)	—
Other assets	—	88,477	53,323	22,382	—	164,182

Total assets	$2,323,008	$5,134,618	$5,043,662	$884,722	$(5,929,460)	$7,456,550

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$232,429	$295,586	$23,988	$—	$552,003
Current maturities of long-term debt	—	16,000	2,812	930	—	19,742
Current payable to subsidiaries	—	—	16,776	498,700	(515,476)	—
Deferred revenue	—	43,610	160,192	—	—	203,802
Advances to subsidiaries	—	—	1,543,821	992	(1,544,813)	—
Other current liabilities	—	19,757	8,990	30	—	28,777

Total current liabilities	—	311,796	2,028,177	524,640	(2,060,289)	804,324
Long-term debt	—	3,445,320	141,561	43,991	—	3,630,872
Long-term payable to subsidiaries	—	—	—	813,801	(813,801)	—
Deferred tax liabilities	954	530,158	—	—	—	531,112
Deferred rents	—	—	73,933	11,973	—	85,906
Redeemable ownership interest	—	8,327	—	—	—	8,327
Other long-term liabilities	—	11,257	53,973	8,725	—	73,955

Total liabilities	954	4,306,858	2,297,644	1,403,130	(2,874,090)	5,134,496
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,645,971	—	—	20,000	(20,000)	1,645,971
Retained earnings (deficit)	687,354	840,549	2,746,018	(538,408)	(3,048,159)	687,354
Accumulated other comprehensive (loss) income	(10,680)	(12,789)	—	—	12,789	(10,680)
Less treasury stock, at cost	(626)	—	—	—	—	(626)

Total stockholders’ equity	2,322,054	827,760	2,746,018	(518,408)	(3,055,370)	2,322,054

Total liabilities and stockholders’ equity	$2,323,008	$5,134,618	$5,043,662	$884,722	$(5,929,460)	$7,456,550

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Balance Sheet

As of December 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$642,089	$269,836	$682	$16,774	$—	$929,381
Short-term investments	224,932	—	—	—	—	224,932
Inventories, net	—	131,599	15,802	—	—	147,401
Accounts receivable, net	—	51,438	—	98	—	51,536
Prepaid expenses	—	201	40,547	7,605	—	48,353
Deferred charges	—	59,414	—	—	—	59,414
Deferred tax assets	—	1,948	—	—	—	1,948
Current receivable from subsidiaries	—	423,275	—	14,574	(437,849)	—
Advances to subsidiaries	610,505	999,234	—	866	(1,610,605)	—
Other current assets	199	7,848	19,913	466	—	28,426

Total current assets	1,477,725	1,944,793	76,944	40,383	(2,048,454)	1,491,391
Property and equipment, net	—	34,128	2,722,813	495,272	—	3,252,213
Restricted cash and investments	—	15,113	—	325	—	15,438
Long-term investments	6,319	—	—	—	—	6,319
Investment in subsidiaries	804,847	2,162,686	—	—	(2,967,533)	—
FCC licenses and microwave relocation costs	—	3,800	2,172,782	293,599	—	2,470,181
Long-term receivable from subsidiaries	—	829,360	—	—	(829,360)	—
Other assets	—	92,973	32,885	24,617	—	150,475

Total assets	$2,288,891	$5,082,853	$5,005,424	$854,196	$(5,845,347)	$7,386,017

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$223,973	$310,097	$24,296	$—	$558,366
Current maturities of long-term debt	—	16,000	2,451	875	—	19,326
Current payable to subsidiaries	—	—	14,574	423,275	(437,849)	—
Deferred revenue	—	38,502	149,152	—	—	187,654
Advances from subsidiaries	—	—	1,610,605	—	(1,610,605)	—
Other current liabilities	—	24,241	7,851	31	—	32,123

Total current liabilities	—	302,716	2,094,730	448,477	(2,048,454)	797,469
Long-term debt	—	3,448,081	142,096	35,772	—	3,625,949
Long-term payable to subsidiaries	—	—	—	829,360	(829,360)	—
Deferred tax liabilities	749	511,557	—	—	—	512,306
Deferred rents	—	—	69,574	10,913	—	80,487
Redeemable ownership interest	—	7,857	—	—	—	7,857
Other long-term liabilities	—	7,795	57,084	8,928	—	73,807

Total liabilities	749	4,278,006	2,363,484	1,333,450	(2,877,814)	5,097,875
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—	—	—
Common stock	35	—	—	—	—	35
Additional paid-in capital	1,634,754	—	—	20,000	(20,000)	1,634,754
Retained earnings (deficit)	664,693	818,343	2,641,940	(499,254)	(2,961,029)	664,693
Accumulated other comprehensive (loss) income	(11,340)	(13,496)	—	—	13,496	(11,340)

Total stockholders’ equity	2,288,142	804,847	2,641,940	(479,254)	(2,967,533)	2,288,142

Total liabilities and stockholders’ equity	$2,288,891	$5,082,853	$5,005,424	$854,196	$(5,845,347)	$7,386,017

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Three Months Ended March 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$854,770	$47,179	$(48,666)	$853,283
Equipment revenues	—	3,136	114,084	—	—	117,220

Total revenues	—	3,136	968,854	47,179	(48,666)	970,503
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	305,154	28,164	(48,666)	284,652
Cost of equipment	—	3,031	310,707	—	—	313,738
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	105	154,856	4,948	—	159,909
Depreciation and amortization	—	32	91,389	16,380	—	107,801
Gain on disposal of assets	—	—	(283)	(545)	—	(828)

Total operating expenses	—	3,168	861,823	48,947	(48,666)	865,272

(Loss) income from operations	—	(32)	107,031	(1,768)	—	105,231
OTHER EXPENSE (INCOME):
Interest expense	—	65,179	2,117	38,226	(38,040)	67,482
Other expense	—	—	841	—	(841)	—
Earnings from consolidated subsidiaries	(22,205)	(64,925)	—	—	87,130	—
Accretion of put option in majority-owned subsidiary	—	470	—	—	—	470
Interest and other income	(456)	(38,058)	(5)	(841)	38,881	(479)

Total other (income) expense	(22,661)	(37,334)	2,953	37,385	87,130	67,473
Income (loss) before provision for income taxes	22,661	37,302	104,078	(39,153)	(87,130)	37,758
Provision for income taxes	—	(15,097)	—	—	—	(15,097)

Net income (loss)	$22,661	$22,205	$104,078	$(39,153)	$(87,130)	$22,661

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Three Months Ended March 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$—	$—	$727,591	$35,636	$(36,529)	$726,698
Equipment revenues	—	3,429	65,202	—	—	68,631

Total revenues	—	3,429	792,793	35,636	(36,529)	795,329
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	—	—	256,379	25,725	(36,529)	245,575
Cost of equipment	—	3,326	221,692	—	—	225,018
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	—	103	130,941	5,367	—	136,411
Depreciation and amortization	—	109	68,924	12,713	—	81,746
(Gain) loss on disposal of assets	—	—	(24,979)	71	—	(24,908)

Total operating expenses	—	3,538	652,957	43,876	(36,529)	663,842

(Loss) income from operations	—	(109)	139,836	(8,240)	—	131,487
OTHER EXPENSE (INCOME):
Interest expense	—	62,857	(1,614)	29,023	(31,834)	58,432
Earnings from consolidated subsidiaries	(41,942)	(104,223)	—	—	146,165	—
Accretion of put option in majority-owned subsidiary	—	377	—	—	—	377
Interest and other income	(2,952)	(29,398)	(34)	(2)	31,834	(552)
Impairment loss on investment securities	921	—	—	—	—	921

Total other (income) expense	(43,973)	(70,387)	(1,648)	29,021	146,165	59,178
Income (loss) before provision for income taxes	43,973	70,278	141,484	(37,261)	(146,165)	72,309
Provision for income taxes	—	(28,336)	—	—	—	(28,336)

Net income (loss)	$43,973	$41,942	$141,484	$(37,261)	$(146,165)	$43,973

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

Three Months Ended March 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,661	$22,205	$104,078	$(39,153)	$(87,130)	$22,661
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	32	91,389	16,380	—	107,801
Recovery of uncollectible accounts receivable	—	(28)	—	—	—	(28)
Deferred rent expense	—	—	4,356	1,179	—	5,535
Cost of abandoned cell sites	—	—	521	14	—	535
Stock-based compensation expense	—	—	11,416	—	—	11,416
Non-cash interest expense	—	3,134	—	—	—	3,134
Gain on disposal of assets	—	—	(283)	(545)	—	(828)
Gain on sale of investments	(129)	—	—	—	—	(129)
Accretion (reduction) of asset retirement obligations	—	—	13	(126)	—	(113)
Accretion of put option in majority-owned subsidiary	—	470	—	—	—	470
Deferred income taxes	—	14,177	—	—	—	14,177
Changes in assets and liabilities	(21,621)	101,597	(101,550)	1,012	80,963	60,401

Net cash provided by (used in) operating activities	911	141,587	109,940	(21,239)	(6,167)	225,032
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(4,182)	(109,304)	(25,809)	—	(139,295)
Change in prepaid purchases of property and equipment	—	2,602	—	—	—	2,602
Proceeds from sale of plant and equipment	—	—	231	—	—	231
Purchase of investments	(162,372)	—	—	—	—	(162,372)
Proceeds from maturity of investments	112,500	—	—	—	—	112,500
Proceeds from sale of restricted cash and investments	—	1,500	—	—	—	1,500
Issuance of related party debt	—	(163,000)	—	—	163,000	—
Proceeds from related party debt	—	106,975	—	—	(106,975)	—
Microwave relocation costs	—	—	(196)	—	—	(196)

Net cash (used in) provided by investing activities	(49,872)	(56,105)	(109,269)	(25,809)	56,025	(185,030)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(50,015)	—	492	—	(49,523)
Proceeds from long-term loan	—	—	—	163,000	(163,000)	—
Repayment of debt	—	(4,000)	—	(106,975)	106,975	(4,000)
Payments on capital lease obligations	—	—	(648)	(6,186)	6,167	(667)
Purchase of treasury stock	(626)	—	—	—	—	(626)
Proceeds from exercise of stock options	7	—	—	—	—	7

Net cash (used in) provided by financing activities	(619)	(54,015)	(648)	50,331	(49,858)	(54,809)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,580)	31,467	23	3,283	—	(14,807)
CASH AND CASH EQUIVALENTS, beginning of period	642,089	269,836	682	16,774	—	929,381

CASH AND CASH EQUIVALENTS, end of period	$592,509	$301,303	$705	$20,057	$—	$914,574

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

Three Months Ended March 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,973	$41,942	$141,484	$(37,261)	$(146,165)	$43,973
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	109	68,924	12,713	—	81,746
Provision for uncollectible accounts receivable	—	66	—	—	—	66
Deferred rent expense	—	—	5,209	1,083	—	6,292
Cost of abandoned cell sites	—	—	956	1,245	—	2,201
Stock-based compensation expense	—	—	10,669	—	—	10,669
Non-cash interest expense	—	2,288	(8)	—	—	2,280
(Gain) loss on disposal of assets	—	—	(24,979)	71	—	(24,908)
Accretion of asset retirement obligations	—	—	1,012	162	—	1,174
Accretion of put option in majority-owned subsidiary	—	377	—	—	—	377
Impairment loss in investment securities	921	—	—	—	—	921
Deferred income taxes	—	26,937	—	—	—	26,937
Changes in assets and liabilities	209,613	(283,881)	81,435	5,133	142,571	154,871

Net cash provided by (used in) operating activities	254,507	(212,162)	284,702	(16,854)	(3,594)	306,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(10,115)	(279,098)	(23,434)	—	(312,647)
Change in prepaid purchases of property and equipment	—	11,761	—	—	—	11,761
Proceeds from sale of plant and equipment	—	—	670	1,416	—	2,086
Purchase of investments	(224,405)	(105,000)	—	—	105,000	(224,405)
Proceeds from maturity of investments	—	59,785	—	—	(59,785)	—
Purchases of and deposits for FCC licenses	—	(3,800)	(3,616)	—	—	(7,416)
Microwave relocation costs	—	—	(457)	—	—	(457)

Net cash (used in) provided by investing activities	(224,405)	(47,369)	(282,501)	(22,018)	45,215	(531,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(96,891)	—	(2,877)	—	(99,768)
Proceeds from long-term loan	—	—	—	105,000	(105,000)	—
Proceeds from 9 1/4% Senior Notes Due 2014	—	492,250	—	—	—	492,250
Debt issuance costs	—	(11,925)	—	—	—	(11,925)
Repayment of debt	—	(4,000)	—	(59,785)	59,785	(4,000)
Payments on capital lease obligations	—	—	(2,165)	(3,594)	3,594	(2,165)
Proceeds from exercise of stock options	2,841	—	—	—	—	2,841

Net cash provided by (used in) financing activities	2,841	379,434	(2,165)	38,744	(41,621)	377,233

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,943	119,903	36	(128)	—	152,754
CASH AND CASH EQUIVALENTS, beginning of period	598,823	78,121	624	20,380	—	697,948

CASH AND CASH EQUIVALENTS, end of period	$631,766	$198,024	$660	$20,252	$—	$850,702

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

16. Recent Accounting Pronouncements:

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amending ASC 810 to address the impact of eliminating qualifying-special-purpose-entities, now requiring reporting entities to reassess the primary beneficiary determinations using qualitative measures. Additionally, enhanced disclosures will require the provision of more transparent information from any enterprise that holds a variable interest in a variable interest entity. The provisions of this new authoritative guidance became effective for fiscal years beginning after November 15, 2009. The implementation of this standard did result in enhanced disclosures, but did not affect the Company’s financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) amending ASC 820. ASU 2010-06 requires several new disclosures including separate disclosures for significant amounts transferred in and out of Level 1 and 2 fair value measurements including reasons for the transfer, and reconciliation for Level 3 fair value measurements separately presenting purchase, sales, issuances, and settlements on a gross basis. Additionally, clarification of existing disclosures is requiring reporting entities to provide fair value measurement disclosures for each class of assets and liabilities as well as disclosures about inputs and valuation techniques. ASU 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The implementation of this standard did result in enhanced disclosures, but did not affect the Company’s financial condition, results of operations or cash flows.

17. Subsequent Events:

On April 26, 2010, Wireless received written notice from C9 Wireless, LLC, (“C9 Wireless”), that C9 Wireless is exercising its right to put to Wireless its entire membership interest in Royal Street Communications, pursuant to the Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC. The purchase of the membership interest in Royal Street Communications is conditioned on receipt of FCC consent and is expected to close on or after December 22, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include information concerning our competitive position, our launch of 4G in the second half of 2010, the value of our tax inclusive plans, guidance for 2010, our positioning with regard to market and competitive challenges, the services and applications available through 4G, and possible or assumed future results of operations, including statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “views,” “projects,” “should,” “would,” “could,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Legal Proceedings,” and “Risk Factors.”

We base the forward-looking statements or projections made in this report on our current expectations, plans and assumptions that have been made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this report, you should understand that these forward-looking statements or projections are not guarantees of future performance or results. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include, but are not limited, to:

•	the highly competitive nature of our industry;

•	our ability to maintain our cost structure;

•	our and our competitors current and planned promotions, marketing and sales initiatives;

•	our ability to negotiate and maintain acceptable roaming arrangements;

•	the seasonality of our business and any failure to have strong customer growth in the first and fourth quarters;

•	increases or changes in taxes and regulatory fees;

•	the rapid technological changes in our industry;

•	the current economic environment in the United States and the state of the capital markets in the United States;

•	our exposure to counterparty risk in our financial agreements;

•	our ability to meet the demands and expectations of our customers, to maintain adequate customer care and manage our churn rate;

•	our ability to achieve planned growth and churn rates;

•	our ability to manage our rapid growth, train additional personnel and maintain our financial and disclosure controls and procedures;

•	our ability to secure the necessary products, services, spectrum, content and network infrastructure equipment;

•	our ability to respond to technology changes, and to maintain and upgrade our networks and business systems;

•	our deployment of new technologies, such as long term evolution, or LTE, in our networks and its success and our ability to offer new services using such new technology;

•	our ability to adequately enforce or protect our intellectual property rights and defend against suits filed by others;

•	governmental regulation affecting our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts and the limitations imposed by the covenants in our indebtedness;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management;

•	our reliance on third parties to provide distribution, products, software and services that are integral to our business;

•	the performance of our suppliers and other third parties on whom we rely; and

•

other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as updated or supplemented under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

These forward-looking statements and projections speak only as to the date made and are subject to and involve risks, uncertainties and assumptions, many of which are beyond our ability to control or ability to predict. You should not place undue reliance on these forward-looking statements and projections, which are based on current expectations and speak only as of the date of this report. The results presented for any period, including the three months ended March 31, 2010, may not be reflective of results for any subsequent period or for the fiscal year. All future written and oral forward-looking statements and projections attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement or projection in the future to reflect the occurrence of events or circumstances, except as required by law.

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

We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in the greater Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interest in Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee. We have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement. As of March 31, 2010, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $2.4 billion of which Royal Street had borrowed approximately $1.6 billion and had net outstanding borrowings of $1.1 billion through March 31, 2010. Royal Street has incurred an additional $10.5 million in net borrowings through April 30, 2010. C9 Wireless, LLC, or C9, has the right to put its member interest in Royal Street Communications to us for a return of capital plus a fixed return, or the put. The put is subject to customary closing conditions, including consent of the Federal Communications Commission, or FCC. On April 26, 2010, we received a written notice from C9 that it was exercising the put with the closing to not occur before the fifth anniversary of the grant of FCC licenses to Royal Street, or on or after December 22, 2010.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our Form 10-K for the year ended December 31, 2009 filed with the United States Securities and Exchange Commission, or SEC, on March 1, 2010.

Other than the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” and ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” our accounting policies and the methodologies and assumptions we apply under them have not changed from our Form 10-K for the year ended December 31, 2009.

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

Costs and Expenses

Our costs and expenses include:

  Cost of Service. The major components of our cost of service are:

•	Cell Site Costs. We incur expenses for the rental of cell sites, network facilities, engineering operations, field technicians and related utility and maintenance charges.

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

Selling, General and Administrative Expenses. Our selling expenses include advertising and promotional costs associated with marketing and selling to new customers and fixed charges such as retail store rent and retail associates’ salaries. General and administrative expenses include support functions, including technical operations, finance, accounting, human resources, information technology and legal services. We record stock-based compensation expense in cost of service and in selling, general and administrative expenses for expense associated with employee stock options and restricted stock awards, which is measured at the date of grant, based on the estimated fair value of the award.

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

Income Taxes. For the three months ended March 31, 2010 and 2009, we paid no federal income taxes and an insignificant amount of state income tax.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Operating Items

Set forth below is a summary of certain consolidated financial information for the periods indicated:

	Three Months Ended March 31,
	2010	2009	Change
	(in thousands)
REVENUES:
Service revenues	$853,283	$726,698	17%
Equipment revenues	117,220	68,631	71%

Total revenues	970,503	795,329	22%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	284,652	245,575	16%
Cost of equipment	313,738	225,018	39%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	159,909	136,411	17%
Depreciation and amortization	107,801	81,746	32%
Gain on disposal of assets	(828)	(24,908)	(97)%

Total operating expenses	865,272	663,842	30%

Income from operations	$105,231	$131,487	(20)%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended March 31, 2010, cost of service includes approximately $1.1 million and selling, general and administrative expenses includes $10.3 million of stock-based compensation expense. For the three months ended March 31, 2009, cost of service includes approximately $0.8 million and selling, general and administrative expenses includes $9.9 million of stock-based compensation expense.

Service Revenues. Service revenues increased approximately $126.6 million, or 17%, to approximately $853.3 million for the three months ended March 31, 2010 from approximately $726.7 million for the three months ended March 31, 2009. The increase in service revenues is primarily attributable to net customer additions of approximately 1.3 million customers for the twelve months ended March 31, 2010.

Equipment Revenues. Equipment revenues increased approximately $48.6 million, or approximately 71%, to $117.2 million for the three months ended March 31, 2010 from $68.6 million for the three months ended March 31, 2009. The increase is primarily attributable to a higher average price of handsets activated accounting for approximately $24.5 million and an increase in upgrade handset sales to existing customers accounting for approximately $22.1 million.

Cost of Service. Cost of service increased approximately $39.1 million, or approximately 16%, to approximately $284.7 million for the three months ended March 31, 2010 from approximately $245.6 million for the three months ended March 31, 2009. The increase in cost of service is primarily attributable to the 21% growth in our customer base, the deployment of additional network infrastructure during the twelve months ended March 31, 2010 and costs associated with our unlimited international calling product. In addition, stock-based compensation expense included in cost of service expenses increased $0.3 million for the three months ended March 31, 2010 as compared to the same period in 2009. The increase in stock-based compensation is primarily related to restricted stock awards and the stock options granted to employees throughout the twelve months ended March 31, 2010.

Cost of Equipment. Cost of equipment increased $88.7 million, or 39%, to $313.7 million for the three months ended March 31, 2010 from $225.0 million for the three months ended March 31, 2009. The increase is primarily attributable to higher upgrade handset costs to existing customers which led to an approximate $68.0 million increase as well as a higher average cost of handsets activated accounting for an approximate $20.0 million increase in cost of equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $23.5 million, or 17%, to $159.9 million for the three months ended March 31, 2010 from $136.4 million for the three months ended March 31, 2009. Selling expenses increased by approximately $14.3 million, or 19%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in selling expenses is primarily attributable to a $15.2 million increase in marketing and advertising expenses as well as an approximate $1.8 million increase in employee related costs to support our growth. These increases were partially offset by a $3.4 million decrease in MetroFLASH™ expense. General and administrative expenses increased $8.8 million, or 17%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to our growth. In addition, stock-based compensation expense included in selling, general and administrative expenses increased $0.4 million for the three months ended March 31, 2010 as compared to the same period in 2009. The increase in stock-based compensation is primarily related to restricted stock awards and the stock options granted to employees throughout the twelve months ended March 31, 2010.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $26.1 million, or approximately 32%, to $107.8 million for the three months ended March 31, 2010 from $81.7 million for the three months ended March 31, 2009. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended March 31, 2010 to support the continued growth and expansion of our network.

Gain on Disposal of Assets. Gain on disposal of assets decreased approximately $24.1 million, or approximately 97%, to $0.8 million for the three months ended March 31, 2010 from $24.9 million for the three months ended March 31, 2009. The decrease in the gain on disposal of assets was primarily related to significant asset sales and exchanges consummated during the three months ended March 31, 2009.

Non-Operating Items

	Three Months Ended March 31,
	2010	2009	Change
	(in thousands)
Interest expense	$67,482	$58,432	16%
Provision for income taxes	15,097	28,336	(47)%
Net income	22,661	43,973	(49)%

Interest Expense. Interest expense increased approximately $9.1 million, or approximately 16%, to approximately $67.5 million for the three months ended March 31, 2010 from $58.4 million for the three months ended March 31, 2009. The increase in interest expense was primarily due to a decrease in capitalized interest costs, an additional $550.0 million of 9 1/4% senior notes due 2014, or New 9 1/4% Senior Notes, that were issued in January 2009 and interest on capital lease obligations that were placed into service during the twelve months ended March 31, 2010. In addition, our weighted average interest rate decreased to 7.71% for the three months ended March 31, 2010 compared to 8.15% for the three months ended March 31, 2009, which includes the impact of our interest rate protection agreements. Average debt outstanding for the three months ended March 31, 2010 and 2009 was $3.5 billion and $3.4 billion, respectively.

Provision for Income Taxes. Income tax expense was approximately $15.1 million and $28.3 million for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate was approximately 40.0% and 39.2% for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, our effective rate differs from the statutory federal rate of 35.0% due to net state and local taxes of $10.5 million, non-deductible expenses of $0.2 million, and a net change in uncertain tax positions of $0.1 million. For the three months ended March 31, 2009, our effective rate differs from the statutory federal rate of 35.0% due to net state and local taxes of $13.9 million, tax credits of $2.9 million, non-deductible expenses of $0.3 million, impairment on investment securities of $0.3 million, and a net change in uncertain tax positions of $0.4 million.

Net Income. Net income decreased $21.3 million, or approximately 48%, to approximately $22.7 million for the three months ended March 31, 2010 compared to approximately $44.0 million for the three months ended March 31, 2009. The decrease was primarily attributable to a 20% decrease in income from operations and an approximate 16% increase in interest expense, partially offset by an approximate 47% decrease in provision for income taxes.

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

The following table shows metric information for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Customers:
End of period	7,331,126	6,050,527
Net additions	691,602	683,694
Churn:
Average monthly rate	3.7%	5.0%
ARPU	$39.83	$40.40
CPGA	$146.18	$134.23
CPU	$18.79	$16.69

Customers. Net customer additions were 691,602 for the three months ended March 31, 2010, compared to 683,694 for the three months ended March 31, 2009. Total customers were 7,331,126 as of March 31, 2010, an increase of 21% over the customer total as of March 31, 2009 and 10% over the customer total as of December 31, 2009. The increase in total customers is primarily attributable to the continued demand for our service offerings.

Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition. Churn for the three months ended March 31, 2010 was 3.7%, compared to 5.0% for the three months ended March 31, 2009. The decrease in churn was primarily related to the acceptance of our Wireless for All tax and regulatory fee inclusive service plans. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”

Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $39.83 and $40.40 for three months ended March 31, 2010 and 2009, respectively. The $0.57 decrease in ARPU was primarily attributable to our new Wireless for All service plans that were introduced in January 2010, which include all applicable taxes and regulatory fees.

Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $146.18 for the three months ended March 31, 2010 from $134.23 for the three months ended March 31, 2009. This was primarily driven by increased promotional activities in all our metropolitan areas.

Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU increased to $18.79 for the three months ended March 31, 2010 from $16.69 for the three months ended March 31, 2009. This was primarily driven by the increase in handset subsidies on existing customers, regulatory fees on our Wireless for All tax and regulatory fee inclusive service plans, as well as the costs associated with our unlimited international calling plan.

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

	Three Months Ended March 31,
	2010	2009
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$853,283	$726,698
Add:
Impact to service revenues of promotional activity	778	—
Less:
Pass through charges	(23,745)	(37,643)

Net service revenues	$830,316	$689,055

Divided by: Average number of customers	6,949,153	5,685,830

ARPU	$39.83	$40.40

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

	Three Months Ended March 31,
	2010	2009
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$89,146	$74,906
Less: Equipment revenues	(117,220)	(68,631)
Add: Impact to service revenues of promotional activity	778	—
Add: Equipment revenue not associated with new customers	63,313	41,215
Add: Cost of equipment	313,738	225,018
Less: Equipment costs not associated with new customers	(134,744)	(67,058)

Gross addition expenses	$215,011	$205,450

Divided by: Gross customer additions	1,470,865	1,530,565

CPGA	$146.18	$134.23

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

	Three Months Ended March 31,
	2010	2009
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$284,652	$245,575
Add: General and administrative expense	70,763	61,505
Add: Net loss on equipment transactions unrelated to initial customer acquisition	71,431	25,843
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(11,416)	(10,669)
Less: Pass through charges	(23,745)	(37,643)

Total costs used in the calculation of CPU	$391,685	$284,611

Divided by: Average number of customers	6,949,153	5,685,830

CPU	$18.79	$16.69

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At March 31, 2010, we had a total of approximately $1.2 billion in cash, cash equivalents and short-term investments. Over the last three years, the capital and credit markets have become increasingly volatile as a result of adverse economic and financial conditions that have triggered the failure and near failure of a number of large financial services companies and a global recession. We believe that this increased volatility and global recession may make it difficult at times to obtain additional financing, sell additional equity or debt securities, or to refinance existing indebtedness. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, the current adverse economic and financial conditions in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations in the near-term.

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

Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as operating segments. We are seeking opportunities to enhance our current operating segments and to potentially provide service in new geographic areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund planned expansion.

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the three months ended March 31, 2010 were approximately $139.3 million and capital expenditures for the year ended December 31, 2009 were approximately $831.7 million. The expenditures for the three months ended March 31, 2010 were primarily associated with our efforts to increase the service area and capacity of our existing network through the addition of cell sites, DAS and switches. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers and increase revenues.

As of March 31, 2010, we owed an aggregate of approximately $3.5 billion under our senior secured credit facility and 9 1/4% senior notes as well as approximately $189.3 million under our capital lease obligations.

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

We consider consolidated Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present consolidated Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. Other wireless carriers may calculate consolidated Adjusted EBITDA differently. If our consolidated Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on consolidated Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on consolidated Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our consolidated Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to consolidated Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended March 31, 2010, our senior secured leverage ratio was 1.64 to 1.0, which means for every $1.00 of consolidated Adjusted EBITDA, we had $1.64 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation under their annual cash performance awards. Consolidated Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, consolidated Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$22,661	$43,973
Adjustments:
Depreciation and amortization	107,801	81,746
Gain on disposal of assets	(828)	(24,908)
Stock-based compensation expense (1)	11,416	10,669
Interest expense	67,482	58,432
Accretion of put option in majority-owned subsidiary (1)	470	377
Interest and other income	(479)	(552)
Impairment loss on investment securities	—	921
Provision for income taxes	15,097	28,336

Consolidated Adjusted EBITDA	$223,620	$198,994

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.

In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$225,032	$306,599
Adjustments:
Interest expense	67,482	58,432
Non-cash interest expense	(3,134)	(2,280)
Interest and other income	(479)	(552)
Recovery of (provision for) uncollectible accounts receivable	28	(66)
Deferred rent expense	(5,535)	(6,292)
Cost of abandoned cell sites	(535)	(2,201)
Gain on sale of investments	129	—
Accretion of asset retirement obligations	113	(1,174)
Provision for income taxes	15,097	28,336
Deferred income taxes	(14,177)	(26,937)
Changes in working capital	(60,401)	(154,871)

Consolidated Adjusted EBITDA	$223,620	$198,994

Operating Activities

Cash provided by operating activities decreased approximately $81.6 million to $225.0 million during the three months ended March 31, 2010 from approximately $306.6 million for the three months ended March 31, 2009. The decrease was primarily attributable to a decrease in cash flows from working capital changes and a decrease in net income during the three months ended March 31, 2010 compared to the same period in 2009.

Investing Activities

Cash used in investing activities was $185.0 million during the three months ended March 31, 2010 compared to approximately $531.1 million during the three months ended March 31, 2009. The decrease was due primarily to $174.5 million decrease in net purchases of short term investments as well as approximately $173.4 million decrease in purchases of property and equipment.

Financing Activities

Cash used in financing activities was $54.8 million during the three months ended March 31, 2010 compared to cash provided by financing activities of $377.2 million during the three months ended March 31, 2009. The difference between cash used in financing activities for the three months ended March 31, 2010 and the cash provided by financing activities for the three months ended March 31, 2009 was due primarily to $480.3 million in net proceeds from the issuance of the New 9 1/4% Senior Notes in January 2009, partially offset by a $50.2 million decrease in cash used for changes in book overdraft.

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

During the three months ended March 31, 2010, we incurred approximately $139.3 million in capital expenditures. During the year ended December 31, 2009, we incurred approximately $831.7 million in capital expenditures. The capital expenditures for the three months ended March 31, 2010 were primarily associated with our efforts to increase the service area and capacity of our existing network through the addition of cell sites, DAS and switches.

Other Acquisitions and Dispositions.  On February 2, 2010, we entered into a like-kind spectrum exchange agreement covering licenses in certain markets with another service provider, or Service Provider. The Service Provider will acquire 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas; Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in certain other Washington markets, as well as an additional 10 MHz of PCS spectrum in Sacramento, California. We will acquire 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas and Shreveport-Bossier City, Louisiana and an additional 10 MHz of AWS spectrum in Santa Barbara, California; and Tampa-St. Petersburg-Clearwater, Florida. Consummation of this spectrum exchange agreement is subject to customary closing conditions, including FCC consent. In addition, we have entered into short-term lease agreements with the Service Provider that, subject to FCC approval, authorize the Service Provider and us to use the spectrum covered by the spectrum exchange agreement until the spectrum exchange is consummated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

We believe that inflation has not materially affected our operations.

Effect of New Accounting Standards

We believe that the adoption of new accounting standards has not materially affected our results of operations. For further discussion see Note 16 to the financial statements included in this report.

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

As of March 31, 2010, we had approximately $1.5 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of March 31, 2010 was 4.678%, which includes the impact of our interest rate protection agreements. On April 30, 2008, to manage our interest rate risk exposure, we entered into a two-year interest rate protection agreement. The agreement was effective on June 30, 2008, covers a notional amount of $500.0 million and effectively converts this portion of our variable rate debt to fixed rate debt at an annual rate of 5.464%. The monthly interest settlement periods began on June 30, 2008. The interest rate protection agreement expires on June 30, 2010. In March 2009, we entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure and fulfill a requirement of our senior secured credit facility. These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 4.381%. The monthly interest settlement periods began on February 1, 2010. These agreements expire on February 1, 2012. If market LIBOR rates increase 100 basis points over the rates in effect at March 31, 2010, annual interest expense on the approximate $44.0 million in variable rate debt that is not subject to interest rate protection agreements would increase approximately $0.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. Other than the matter listed below we are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

MetroPCS, certain current officers and a director (collectively, the “defendants”) have been named as defendants in a securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff, Ervant Zeronian, alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about MetroPCS’ business, prospects and operations. The claims are based upon various alleged public statements made during the period from February 26, 2009 through November 4, 2009. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses, and costs. On February 16, 2010, Kevin Hopson, an alleged MetroPCS shareholder, filed a motion in the United States District Court for the Northern District of Texas seeking to be designated as the lead plaintiff in this action.

Due to the complex nature of the legal and factual issues involved in this action , the outcome is not presently determinable. If this matter were to proceed beyond the pleading stage, MetroPCS could be required to incur substantial costs and expenses to defend this matter and/or be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010, other than the changes and additions to the Risk Factors set forth below. You should be aware that the risk factors included in all our filings with the SEC and those as modified in this section and other information contained in our filings with the SEC may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

We may face additional competition from existing or new entrants as a result of future FCC auctions of spectrum and/or through legislative change or actions by the FCC allowing the development of new products and services by existing competitors and allowing other non-telecommunications businesses to enter the industry.

The FCC in the past has taken, and may in the future take, steps to make additional spectrum available for wireless services in each of our metropolitan areas. Any auction and licensing of new spectrum may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not be able to offer, or offer on a competitive basis, with the licenses we hold or to which we have access due to technological or economic constraints. For example, the FCC recently released its National Broadband Plan, which recommends that the FCC make available 500 MHz of spectrum for broadband wireless services within the next ten years of which 300 MHz is recommended to be made newly available for mobile use within five years. Of this 300 MHz of spectrum, 70 MHz is recommended to come through the auction of allocated, but unassigned spectrum, which could occur within the next 18 months. In addition, 110 MHz is recommended to become available through the revision of existing technical and service rules for wireless communication services, or WCS, and mobile satellite services which also could occur within the next 18 months. Further, 120 MHz of spectrum may become available from digital television broadcasters through an incentive auction which is recommended to be held in 24 to 36 months, assuming the FCC receives congressional authority to hold such an incentive auction. The FCC also has taken recent actions, and may take further actions, to impose new construction requirements on broadband spectrum licenses. For example, the revision of the WCS and mobile satellite service rules may be coupled with more stringent build out requirements. And, as it did in approving a recent transaction involving satellite service provider Skyterra, the Commission may condition its approval of a license transfer by requiring the acquirer to meet new stringent ancillary terrestrial equipment, or ATC, coverage requirements. Stringent construction requirements could be detrimental to us by fostering increased competition at an earlier date. Also, the FCC has taken, and in the future may take, regulatory actions designed to provide greater capacity and flexibility to other licensees, including our competitors, and could allow companies that are not currently our competitors to offer competing products and services. In addition, some companies in non-telecommunications businesses, including cable, energy companies and utility companies, also are expanding their services to offer communications and broadband services. Moreover, some companies in non-regulated portions of the telecommunications business, such as Internet search engine companies, are offering products and services that compete with our more highly regulated services. We cannot control most of these factors and the continuing consolidation and resulting economies of scale and access to greater resources and additional competition could result in greater product, service, pricing and cost disadvantages to us which could have a material adverse effect on our business, financial condition and operating results.

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

Many of our competitors have far greater resources, including sales and marketing resources with far larger marketing budgets than we do. We do not know and cannot anticipate what sales and marketing initiatives our competitors may launch or the magnitude of their efforts. As a result, our response may be ineffective after our competitors have already launched their sales and marketing initiatives, may be delayed by longer lead-time elements in our business system, such as network resources and billing software, and may result in us having increased marketing and distribution costs. Further, our business model is premised on the company achieving and maintaining a low cost structure, which we achieve by centralizing certain sales and marketing activities and designing and implementing major sales and marketing efforts across all of the metropolitan areas we serve.

Further, in general, we also do not spend as much on advertising and marketing as some of our competitors. We generally have had, and anticipate in the future having, less sales and marketing resources than our competitors, and we have spent, and anticipate spending, less on advertising and marketing than our competitors. We generally do not have the resources to respond to all advertising and marketing initiatives of our competitors and consequently our efforts may be ineffective, or our response may be inadequate to the competitive initiatives, which may allow our competitors to gain competitive share and to have an effect on our brand and sales and marketing efforts. We may not have time to conduct extensive customer focus groups or sales trials before launching our sales and marketing initiatives companywide. As a result, our initial sales and marketing initiatives may not adequately respond to our competitors’ sales and marketing initiatives. If we are unable to respond quickly enough or effectively to new marketing and sales initiatives launched by our competitors, it could have a material adverse effect on our business, financial condition, and operating results.

We are dependent on certain network technology improvements, which may not occur or may be materially delayed.

Most national wireless broadband mobile carriers have greater spectrum capacity than we do that can be used to support 3G and 4G services. These national wireless broadband mobile carriers currently are investing substantial capital to deploy the necessary equipment to deliver 3G enhanced services, and have invested in additional spectrum to deliver 4G services, and some have announced plans to deploy 4G technology in their networks. Two of our national wireless broadband mobile competitors acquired a significant portion of the 700 MHz spectrum auctioned by the FCC. We hold a 700 MHz license which is in a different spectrum block than the 700 MHz licenses held by the two largest national wireless broadband mobile competitors, which presents certain risks such that some equipment manufacturers are focusing their 700 MHz equipment development efforts on the channel blocks held by the major carriers, and the 700 MHz equipment made by these manufacturers will not be cross-compatible for use on the 700 MHz channel block we hold. As a result, we may be unable to use, or may be materially delayed in using, our 700 MHz spectrum. And, we may have higher costs for devices and equipment for our 700 MHz spectrum and the prospects for both inbound and outbound roaming may be limited on 700 MHz. This may affect our ability to offer roaming on 4G broadband services. The national wireless broadband mobile carriers in many instances on average have more spectrum in each of the metropolitan areas in which we operate, or plan to operate, than we and Royal Street have combined, and may have spectrum with better propagation characteristics. We do not plan to invest any further capital into 3G broadband technology and will instead develop 4G technology to enable us to offer customers new and advanced services. We are planning to design, roll-out and begin selling LTE services in most of our currently served metropolitan areas by the end of 2010. Our decision to develop 4G technology will require significant capital expenditures. In order to meet this objective, we are required to deploy LTE equipment at a substantial number of our existing cell sites. In some cases, because of the limited amount of spectrum available to us in certain metropolitan areas, we will be required to deploy LTE on 1.4 or 3 MHz channels adjacent to our existing CDMA network in those metropolitan areas. This deployment will require engineering solutions, which may not work as anticipated, or which may take longer to deploy than anticipated. We currently are dependent on a limited number of infrastructure and equipment providers to assist us in the development and deployment of our 4G network and to manufacture equipment for use on our network. Our plans to move to 4G technology may result in additional risks and expenditures such as, among other things:

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

The United States economy has deteriorated significantly, unemployment rates have increased and such conditions may continue for the foreseeable future. Our business is being and could be further affected by such economic conditions, unemployment rates, as well as consumer spending, in the areas in which we operate. These factors are outside of our control. If economic conditions and unemployment rates continue to deteriorate, or remain depressed, our existing and future customer base may be disproportionately and adversely affected due to the generally lower per capita income of our customer base (versus the national facility-based wireless broadband mobile carriers), which may be disproportionately affected by any disruption in the United States economy, including an economic downturn or recession. In addition, a number of our customers work in industries which may be disproportionately affected by an economic slowdown or recession. More generally, adverse changes in the economy are likely to negatively affect our customers’ ability to pay for existing services and to decrease their interest in purchasing new services. These same economic conditions may negatively impact our third-party service providers who experience cash flow problems, liquidity concerns or are unable to obtain or refinance credit such that they may no longer be able to operate. See the risk factor entitled “We rely on third parties to provide products, software and services that are integral to our business.” The resulting impact of such economic conditions on our customers, on consumer and discretionary spending and on our service providers could have a material adverse effect on demand for our services and on our business, financial condition and operating results.

The FCC recently announced its National Broadband Plan. In it, the FCC has indicated that it plans to require all 700 MHz licensees to provide roaming and priority access to public safety first responders. This could cause us to have to provide service to public safety users and to deny service to our own customers at times of national emergency. This could cause our customers using our 700 MHz spectrum to leave our service.

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

We use a single provider for most of our domestic and international long distance services.

We currently use a single provider for most of the domestic and international long distance services that we provide to our customers under a long-term contract. This arrangement requires us to send a significant portion of our domestic and international long distance traffic to the provider for transmission and termination. If the provider experiences service outages or other problems affecting its services, our customers may have difficulty completing domestic and international calls. As all of our service plans include domestic long distance services, any such disruption could have a significant effect on our customers which may cause them to become dissatisfied with our service. In addition, one of our service plans also includes international long distance and a disruption in that service or the cessation of service to destinations which our customers want to call, could cause our customers to leave our service. If substantial numbers of customers are dissatisfied or leave our service it could result in higher churn which could have a material adverse effect on our business, financial condition and operating results.

Future regulatory changes may also affect our ability to enter into new or maintain existing roaming agreements on competitive terms.

Our ability to replicate other carriers’ roaming service offerings at rates that will make us, or allow us to be, competitive is uncertain at this time. The FCC recently clarified that broadband commercial mobile radio service, or CMRS providers must offer automatic roaming services on just, reasonable and non-discriminatory terms, but found that a CMRS provider is not required to offer roaming services if the request is not reasonable. The FCC will presume in the first instance that a request for automatic roaming is reasonable if the requesting carrier provides technologically compatible services. However, in assessing whether a denial is reasonable, the FCC will consider the request based on a totality of the circumstances and may use a number of factors, including the extent of the requesting carrier’s build-out where it holds spectrum, and whether alternative roaming partners are available, to determine whether a particular roaming request can be denied. The FCC also has not extended full roaming rights to roaming services that are classified as information services (such as high-speed wireless Internet access services), or for roaming services that are not classified as CMRS (such as non-interconnected services). If we are unable to enter into or maintain roaming agreements for roaming services that our customers desire at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to compete effectively and attract and retain customers, and we may lose revenues. We also may be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. We also may be obligated to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us. If these risks occur, they may have a material adverse effect on our business, financial condition and operating results.

We are subject to significant federal and state regulation.

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not impose new or revised regulatory requirements, new or increased costs, or require changes in our current or planned operations. Indeed, the FCC has initiated a series of inquiries and rulemaking proceedings pertaining to the wireless industry that could result in material changes in the applicable rules and policies. The FCC and state regulatory agencies also are increasingly focused on the quality of service and customer support that wireless carriers provide and the FCC and several agencies have proposed or enacted new and potentially burdensome regulations in this area. The Communications Act, from which the FCC obtains its authority and state regulatory enabling legislation, may be interpreted in a manner that imposes additional costs for compliance or be further amended in a manner that could be adverse to us. Further, with the recent change in party affiliation of the President of the United States and changes in the composition of Federal and state legislatures and regulatory commissions, there may be additional legislative or regulatory changes that affect our business. The FCC also may change its rules, which could result in adverse consequences to our business, including harmful interference to our existing networks and spectrum. For example, the FCC is considering various wireless network open access and net neutrality policies that could limit our ability to manage our subscribers’ use of our network and require us to provide access on our network to third parties on terms and conditions that may jeopardize the flat-rate, unlimited usage pricing plans that lies at the heart of our business model. To maintain the quality of our network and user experience, we manage our network by limiting the bandwidth used by our subscribers’ applications, in part by restricting the types of applications that may be used over our network. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all subscribers. A decline in the quality of our services could harm our business, or even result in litigation from dissatisfied subscribers. In addition, if the FCC were to adopt requirements that broadband services be offered as common carrier services it could have an adverse effect on our current flexibility in how we offer these services and could result in a number of other adverse consequences. The FCC also is considering various spectrum allocations in bands adjacent or proximate to those licensed to us that may result in interference to our systems. If, as a result of interference, our customers experience a significant increase in dropped calls or significantly degraded service, we could experience higher churn and we may have difficulty adding additional customers, which could have an adverse effect on our business, our financial condition and operating results. In addition, the interference may cause our networks to have reduced capacity, which may require us to incur additional costs of adding cell sites or DAS nodes and to spend additional capital or may limit our ability to serve our customers, limit our growth, or increase our churn.

We also are subject, or potentially subject, to a number of additional federal, state, and local laws, rules, ordinances and requirements, including, but not limited to, common carrier obligations; universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; tower lighting and painting; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; emergency warning requirements; rules governing spam, telemarketing and truth-in-billing; outage reporting; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings including, but not limited to proceedings exploring the imposition of various types of nondiscrimination and open access obligations on our handsets and networks; the prohibition of handset exclusivity; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; and the effects of the siting of communications towers on migratory birds, among others. Additionally, we may be subject to claims for violations of environmental law, regardless of fault, as a lessee or owner of any of our tower sites. Some of these requirements and pending proceedings, including without limitation those described above, pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions and may require us to spend money to become in compliance. We remit all applicable federal, state and local fees, costs and expenses as required, but we do not recover in all instances these regulatory and compliance fees, costs and expenses directly from our customers on our tax and regulatory fee exclusive plans and we absorb the costs of these fees, costs and expenses on our tax inclusive plans. If we were to pass on these costs to our customers in the future, it may affect our ability to retain and attract new customers. Further, these requirements generally are the subject of pending FCC, federal, state, local or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

Our operations also are subject to various other regulations, including certain regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Department of Labor, the FCC, and other federal, state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. Because of our smaller size, more limited spectrum holdings, concentration of operations in a few states in major metropolitan areas, and composition of our current and prospective customer base, governmental regulations and orders can disproportionately increase our costs and affect our competitive position compared to other larger telecommunications providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business. As previously noted herein, a variety of changes in regulatory policies are under consideration and depending upon the outcomes, the changes could have a material adverse effect on our business, financial condition and operating results.

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

Royal Street owns certain licenses that we do not and might never control.

Our agreements with Royal Street Communications, which were reviewed and approved by the FCC, allow us to actively participate in the development of the Royal Street licenses and networks, and we have the right to purchase, on a wholesale basis, 85% of the engineered capacity provided by the Royal Street systems and to resell those services on a retail basis under our brand. We, however, do not control Royal Street or the Royal Street licenses. Further, the FCC’s rules restrict our ability to acquire or control Royal Street during the period that Royal Street must maintain its eligibility as a DE, which is currently through December 2010. C9, an unaffiliated third party and controlling member of Royal Street Communications, has a put right through June 2012 to require us, subject to the approval of the FCC, to purchase all or part of its ownership interest in Royal Street Communications, but we have no corresponding call right to require C9 to sell to us, its ownership interest in Royal Street Communications. On April 26, 2010, C9 provided us with notice that it has elected to put its entire membership interest in Royal Street Communications to us in accordance with Royal Street Communication’s LLC Agreement. The proposed transaction is subject to prior FCC approval and we cannot be certain whether or not the FCC will approve C9’s transfer of its interest in Royal Street Communications to us, how long it will take the FCC to act or whether any approval will be subject to conditions that are adverse or unacceptable to us. Accordingly, we may not close on the acquisition of C9’s membership interest in Royal Street Communications at all or in the near term, or we may consummate such put subject to conditions that are adverse or unacceptable to us. If we are unable to acquire C9’s membership interest in Royal Street Communications or acquire it without adverse or unacceptable conditions, we cannot be certain that the Royal Street licenses will be developed in a manner fully consistent with our business plan or our transition plans to our 4G platform, which could have a material adverse effect on our business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1†	Master Services Agreement effective March 31, 2010 by and between MetroPCS Wireless, Inc. and InComm Holdings, Inc.

10.2	MetroPCS Communications, Inc. Third Amended and Restated Non-Employee Director Remuneration Plan, effective March 11, 2010

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

†	Confidential Treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.

Date: May 10, 2010	By:	/s/ Roger D. Linquist
Roger D. Linquist President, Chief Executive Officer and Chairman of the Board

Date: May 10, 2010	By:	/s/ J. Braxton Carter
J. Braxton Carter Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1†	Master Services Agreement effective March 31, 2010 by and between MetroPCS Wireless, Inc. and InComm Holdings, Inc.

10.2	MetroPCS Communications, Inc. Third Amended and Restated Non-Employee Director Remuneration Plan, effective March 11, 2010

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

†	Confidential Treatment requested.