Form 10-Q
period 2010-06-30
METROPCS COMMUNICATIONS INC
filed 2010-08-09
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes ☐ No ☑

On July 30, 2010, there were 353,890,321 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q

*	No reportable information under this item.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

(Unaudited)

	June 30, 2010 (1)	December 31, 2009 (1)
CURRENT ASSETS:
Cash and cash equivalents	$776,540	$929,381
Short-term investments	299,859	224,932
Inventories, net	195,363	147,401
Accounts receivable (net of allowance for uncollectible accounts of $2,396 and $2,045 at June 30, 2010 and December 31, 2009, respectively)	47,786	51,536
Prepaid expenses	65,407	48,353
Deferred charges	64,787	59,414
Deferred tax assets	5,959	1,948
Other current assets	31,824	28,426

Total current assets	1,487,525	1,491,391

Property and equipment, net	3,306,443	3,252,213
Restricted cash and investments	13,132	15,438
Long-term investments	6,319	6,319
FCC licenses	2,471,930	2,470,181
Other assets	193,773	150,475

Total assets	$7,479,122	$7,386,017

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$426,444	$558,366
Current maturities of long-term debt	19,921	19,326
Deferred revenue	196,864	187,654
Other current liabilities	34,345	32,123

Total current liabilities	677,574	797,469

Long-term debt, net	3,628,544	3,625,949
Deferred tax liabilities	583,835	512,306
Deferred rents	91,236	80,487
Other long-term liabilities	81,389	81,664

Total liabilities	5,062,578	5,097,875

COMMITMENTS AND CONTINGENCIES (See Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at June 30, 2010 and December 31, 2009	0	0
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 353,603,839 and 352,711,263 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	35	35
Additional paid-in capital	1,659,854	1,634,754
Retained earnings	767,269	664,693
Accumulated other comprehensive loss	(9,762)	(11,340)
Less treasury stock, at cost, 126,855 and no treasury shares at June 30, 2010 and December 31, 2009, respectively	(852)	0

Total stockholders’ equity	2,416,544	2,288,142

Total liabilities and stockholders’ equity	$7,479,122	$7,386,017

(1)  As a result of the adoption of certain provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 (Topic 810, “Consolidation”), the Company is required to separately disclose on its condensed consolidated balance sheets the assets of its consolidated variable interest entity (“VIE”) that can be used only to settle obligations of the VIE and liabilities for which creditors do not have recourse to the Company.

    As of June 30, 2010, $851.7 million related to the consolidated VIE were included in the Company’s total assets, which consist of $14.7 million of cash and cash equivalents, $0.1 million of accounts receivable, net, $8.0 million of prepaid expenses, $1.3 million of other current assets, $511.8 million of property and equipment, net, $0.3 million of restricted cash and investments, $293.6 million of FCC licenses and $21.9 million of other assets.

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

    As of June 30, 2010, $49.3 million related to the consolidated VIE were included in the Company’s total liabilities, which consist of $14.7 million of accounts payable and accrued expenses, $0.2 million of current maturities of long-term debt, $12.1 million of long-term debt, net, $13.2 million of deferred rents, and $9.1 million of other long-term liabilities.

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

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share information)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
REVENUES:
Service revenues	$922,137	$766,850	$1,775,420	$1,493,548
Equipment revenues	90,399	92,762	207,619	161,393

Total revenues	1,012,536	859,612	1,983,039	1,654,941

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $95,883, $80,253, $190,826 and $152,572, shown separately below)	308,168	268,733	592,820	514,308
Cost of equipment	235,354	227,400	549,092	452,419
Selling, general and administrative expenses (excluding depreciation and amortization expense of $13,419, $11,122, $26,276 and $20,549, shown separately below)	158,600	142,321	318,510	278,731
Depreciation and amortization	109,302	91,375	217,102	173,121
Loss (gain) on disposal of assets	2,700	14,010	1,872	(10,898)

Total operating expenses	814,124	743,839	1,679,396	1,407,681

Income from operations	198,412	115,773	303,643	247,260

OTHER EXPENSE (INCOME):
Interest expense	65,503	70,535	132,985	128,967
Interest income	(392)	(474)	(856)	(1,265)
Other expense (income), net	479	394	934	1,010
Impairment loss on investment securities	0	532	0	1,453

Total other expense	65,590	70,987	133,063	130,165

Income before provision for income taxes	132,822	44,786	170,580	117,095

Provision for income taxes	(52,907)	(18,590)	(68,004)	(46,926)

Net income	$79,915	$26,196	$102,576	$70,169

Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of tax	91	27	124	(112)
Unrealized (losses) gains on cash flow hedging derivatives, net of tax	(4,191)	3,338	(10,218)	(3,627)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax	(53)	(19)	(133)	(19)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax	5,071	8,116	11,805	14,838

Comprehensive income	$80,833	$37,658	$104,154	$81,249

Net income per common share: (See Note 10)
Basic	$0.22	$0.07	$0.29	$0.20

Diluted	$0.22	$0.07	$0.29	$0.20

Weighted average shares:
Basic	353,278,423	351,912,464	353,032,030	351,503,933

Diluted	355,685,446	357,087,331	355,151,112	356,940,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,576	$70,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,102	173,121
Provision for uncollectible accounts receivable	58	111
Deferred rent expense	10,915	11,889
Cost of abandoned cell sites	903	4,607
Stock-based compensation expense	23,333	23,341
Non-cash interest expense	6,412	5,157
Loss (gain) on disposal of assets	1,872	(10,898)
Gain on sale of investments	(217)	0
Impairment loss on investment securities	0	1,453
Accretion of asset retirement obligations	1,285	2,397
Other non-cash expense	963	772
Deferred income taxes	65,700	44,998
Changes in assets and liabilities:
Inventories, net	(47,962)	56,078
Accounts receivable, net	3,692	(19,604)
Prepaid expenses	(17,243)	(19,400)
Deferred charges	(5,374)	796
Other assets	11,082	12,618
Accounts payable and accrued expenses	(51,936)	87,107
Deferred revenue	9,211	19,816
Other liabilities	5,079	1,465

Net cash provided by operating activities	337,451	465,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(315,337)	(455,110)
Change in prepaid purchases of property and equipment	(18,551)	14,608
Proceeds from sale of property and equipment	6,356	3,571
Purchase of investments	(312,225)	(261,856)
Proceeds from maturity of investments	237,500	37,500
Proceeds from sale of restricted cash and investments	1,762	0
Acquisitions of FCC licenses	(1,976)	(12,371)
Proceeds from exchange of FCC licenses	0	949

Net cash used in investing activities	(402,471)	(672,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(80,337)	(99,429)
Proceeds from 9 1/4% Senior Notes	0	492,250
Debt issuance costs	0	(11,925)
Repayment of debt	(8,000)	(8,000)
Payments on capital lease obligations	(1,224)	(1,450)
Purchase of treasury stock	(852)	0
Proceeds from exercise of stock options	2,592	7,112

Net cash (used in) provided by financing activities	(87,821)	378,558

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(152,841)	171,842
CASH AND CASH EQUIVALENTS, beginning of period	929,381	697,948

CASH AND CASH EQUIVALENTS, end of period	$776,540	$869,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (collectively, the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The condensed consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively, “Royal Street”). The Company consolidates its interest in Royal Street in accordance with ASC 810 as a VIE. The Company examined specific criteria and considered factors such as design of Royal Street, risk and reward sharing, voting rights, and involvement in significant capital and operating decisions in reaching its conclusion to consolidate Royal Street. All intercompany accounts and transactions between MetroPCS and its wholly-owned subsidiaries and Royal Street have been eliminated in the consolidated financial statements. The redeemable ownership interest in Royal Street is included in other current liabilities as of June 30, 2010 due to the controlling member exercising its right to put to MetroPCS Wireless, Inc. (“Wireless”) its entire membership interest in Royal Street Communications in April 2010. The purchase of the membership interest in Royal Street Communications is conditioned on receipt of Federal Communications Commission (“FCC”) consent and is expected to close on or after December 22, 2010. The redeemable ownership interest in Royal Street is included in other long-term liabilities as of December 31, 2009.

The condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended June 30, 2010 and 2009, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

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

Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. Beginning in January 2010, the Company introduced a new family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports fees for the tax inclusive plans in cost of service on the accompanying condensed consolidated statements of income and comprehensive income. When the Company separately assesses these fees on its customers for those service plans that do not include taxes or regulatory fees, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying condensed consolidated statements of income and comprehensive income. For the three months ended June 30, 2010 and 2009, the Company recorded $21.5 million and $39.3 million, respectively, of FUSF, E-911 and other fees on a gross basis. For the six months ended June 30, 2010 and 2009, the Company recorded $44.6 million and $76.6 million, respectively, of FUSF, E-911 and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying condensed consolidated statements of income and comprehensive income.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

2.  Share-based Payments:

In accordance with ASC 718 (Topic 718, “Compensation – Stock Compensation”), the Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted and restricted stock awards to employees. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense was $11.9 million and $12.7 million for the three months ended June 30, 2010 and 2009, respectively. Cost of service for the three months ended June 30, 2010 and 2009 includes $0.7 million and $1.3 million, respectively, of stock-based compensation. For the three months ended June 30, 2010 and 2009, selling, general and administrative expenses include $11.2 million and $11.4 million, respectively, of stock-based compensation. Stock-based compensation expense was $23.3 million and $23.3 million for the six months ended June 30, 2010 and 2009, respectively. Cost of service for the six months ended June 30, 2010 and 2009 includes $1.8 million and $2.0 million, respectively, of stock-based compensation. For the six months ended June 30, 2010 and 2009, selling, general and administrative expenses include $21.5 million and $21.3 million, respectively, of stock-based compensation.

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company’s common stock which become fully tradable upon vesting. During the three and six months ended June 30, 2010, pursuant to the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, the Company issued 15,500 and 1,851,674 restricted stock awards, respectively, to certain employees and, in 2010, the directors of MetroPCS. During the three and six months ended June 30, 2009, pursuant to the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, the Company issued 44,600 and 1,355,110 restricted stock awards, respectively, to certain employees. The restricted stock awards granted to employees generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly or quarterly basis thereafter. The Company determined the grant-date fair value of the restricted stock awards granted during the three months ended June 30, 2010 and 2009 to be $0.1 million and $0.7 million, respectively, based on the closing price of the Company’s common stock on the New York Stock Exchange on the grant dates. The Company determined the grant-date fair value of the restricted stock awards granted during the six months ended June 30, 2010 and 2009 to be $11.8 million and $19.6 million, respectively, based on the closing price of the Company’s common stock on the New York Stock Exchange on the grant dates. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant, will be recognized on a ratable basis over the four-year vesting period.

Vesting in the restricted stock awards triggers an income tax obligation for the employee that is required to be remitted to the relevant tax authorities. To effect the tax withholding, the Company has agreed to repurchase sufficient common shares from the employee to cover the income tax obligation. The stock repurchase is being accounted for as treasury stock. During the three and six months ended June 30, 2010, the Company repurchased 28,406 and 126,855 shares of stock, respectively, from certain employees to settle the income tax obligation associated with vesting in restricted stock awards.

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of June 30, 2010
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$0	$(6)	$1
U.S. Treasury Securities	299,731	127	0	299,858

Total short-term investments	$299,738	$127	$(6)	$299,859

	As of December 31, 2009
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$0	$(5)	$2
U.S. Treasury Securities	224,790	140	0	224,930

Total short-term investments	$224,797	$140	$(5)	$224,932

The cost and aggregate fair values of short-term investments by contractual maturity at June 30, 2010 were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value
Less than one year	$299,731	$299,858

4. Derivative Instruments and Hedging Activities:

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

On April 30, 2008, Wireless entered into an additional two-year interest rate protection agreement to manage the Company’s interest rate risk exposure. The agreement was effective on June 30, 2008 and covered an aggregate notional amount of $500.0 million and effectively converted this portion of Wireless’ variable rate debt to fixed rate debt at an annual rate of 5.464%. This interest rate protection agreement expired on June 30, 2010.

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

Interest rate protection agreements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three and six months ended June 30, 2010, the change in fair value did not result in ineffectiveness.

At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $15.9 million of net losses that are reported in accumulated other comprehensive loss at June 30, 2010 are expected to be reclassified into earnings within the next 12 months.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Cross-default Provisions

The Company’s interest rate protection agreements contain cross-default provisions to the Company’s Senior Secured Credit Facility. The Company’s Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the Senior Secured Credit Facility. If the Company were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position on June 30, 2010 is $22.3 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of June 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Other current liabilities	$(15,932)	Other current liabilities	$(24,157)
Interest rate protection agreements	Other long-term liabilities	(6,341)	Other long-term liabilities	(702)

Total derivatives designated as hedging instruments under ASC 815		$(22,273)		$(24,859)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income For the Three Months Ended June 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009

Interest rate protection agreements	$(6,849)	$5,463	Interest expense	$(8,285)	$(13,253)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income For the Six Months Ended June 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009

Interest rate protection agreements	$(16,655)	$(5,961)	Interest expense	$(19,241)	$(24,281)

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

5. Property and Equipment:

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Construction-in-progress	$342,304	$283,365
Network infrastructure (1)	3,908,977	3,756,300
Office equipment and software	177,941	158,732
Leasehold improvements	56,904	55,631
Furniture and fixtures	14,787	14,033
Vehicles	401	401

	4,501,314	4,268,462
Accumulated depreciation and amortization (1)	(1,194,871)	(1,016,249)

Property and equipment, net	$3,306,443	$3,252,213

(1)	As of June 30, 2010 and December 31, 2009, approximately $192.0 million and $183.4 million, respectively, of network infrastructure assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $18.3 million and $9.8 million as of June 30, 2010 and December 31, 2009, respectively.

6. FCC Licenses:

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

FCC Licenses on the accompanying condensed consolidated balance sheets includes the Company’s microwave relocation costs. The licenses and microwave relocation costs are recorded at cost. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. As such, under the provisions of ASC 350 (Topic 350, “Intangibles-Goodwill and Other”), the Company does not amortize PCS, AWS and 700 MHz licenses and microwave relocation costs (collectively, its “indefinite-lived intangible assets”) as they are considered to have indefinite lives and together represent the cost of the Company’s spectrum. The carrying value of FCC licenses and microwave relocation costs was approximately $2.5 billion as of June 30, 2010.

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

The Company’s indefinite-lived intangible assets are aggregated and combined into a single unit of accounting in accordance with ASC 350 based on the management of the business on a national scope. The Company believes that utilizing its indefinite-lived intangible assets as a group represents the highest and best use of the assets, and the value of the indefinite-lived intangible assets would not be significantly impacted by a sale of one or a portion of the indefinite-lived intangible assets. Furthermore, if any of the indefinite-lived intangible assets are subsequently determined to have a finite useful life, such assets would be tested for impairment in accordance with ASC 360 (Topic 360,“Property, Plant, and Equipment”), and the intangible assets would then be amortized prospectively over the estimated remaining useful life. There also have been no subsequent indicators of impairment, and accordingly, no subsequent interim impairment tests were performed.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Other Spectrum Acquisitions

During the three and six months ended June 30, 2009, the Company closed on various agreements for the acquisition and exchange of spectrum in the net aggregate amount of approximately $3.3 million and $10.3 million, respectively, in cash.

On February 2, 2010, the Company entered into a like-kind spectrum exchange agreement covering licenses in certain markets with another service provider (“Service Provider”). The Service Provider will acquire 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas; Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in certain other Washington markets, as well as an additional 10 MHz of PCS spectrum in Sacramento, California. The Company will acquire 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas and Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in Santa Barbara, California, and Tampa-St. Petersburg-Clearwater, Florida. Consummation of this spectrum exchange agreement is subject to customary closing conditions, including final FCC consent, which was granted on July 9, 2010, but has not yet become final. In addition, the Company entered into short-term lease agreements with the Service Provider that, subject to FCC approval, authorize the Service Provider and the Company to use the spectrum covered by the spectrum exchange agreement until the spectrum exchange is consummated. The short-term lease agreements were approved by the FCC on February 23, 2010. The interim lease payments have been deferred and are included with other current liabilities as of June 30, 2010.

On July 23, 2010, the Company entered into a like-kind spectrum exchange agreement for licenses in certain metropolitan areas with the Service Provider. Consummation of this spectrum exchange agreement is subject to customary closing conditions, including final FCC consent. The Company will acquire 10 MHz of AWS spectrum in Orlando in exchange for 10 MHz of PCS spectrum in Ft. Pierce-Vero Beach-Stuart, Florida, 20 MHz of partitioned AWS spectrum in the Salt Lake City and Portland cellular marketing areas and a cash payment. In addition, the Company entered into a short-term lease agreement with the Service Provider that, subject to FCC approval, will allow the Company to use the spectrum to be exchanged until the spectrum exchange agreement is consummated.

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts payable	$139,098	$164,246
Book overdraft	4,101	84,438
Accrued accounts payable	112,442	131,644
Accrued liabilities	18,649	26,009
Payroll and employee benefits	34,401	30,923
Accrued interest	33,748	42,098
Taxes, other than income	76,573	71,513
Income taxes	7,432	7,495

Accounts payable and accrued expenses	$426,444	$558,366

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

8. Long-term Debt:

Long-term debt consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
9 1/4 % Senior Notes	$1,950,000	$1,950,000
Senior Secured Credit Facility	1,540,000	1,548,000
Capital Lease Obligations	189,830	181,194

Total long-term debt	3,679,830	3,679,194
Add: unamortized discount on debt	(31,365)	(33,919)

Total debt	3,648,465	3,645,275
Less: current maturities	(19,921)	(19,326)

Total long-term debt	$3,628,544	$3,625,949

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

The 9 1/4% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries, but are not guaranteed by Royal Street and MetroPCS Finance, Inc. (“MetroPCS Finance”). Interest is payable on the 9 1/4% Senior Notes on May 1 and November 1 of each year. Wireless may, at its option, redeem some or all of the 9 1/4% Senior Notes at any time on or after November 1, 2010 for the redemption prices set forth in the indentures governing the 9 1/4% Senior Notes. Wireless may also, at its option, prior to November 1, 2010, redeem some or all of the 9 1/4% Senior Notes at the “make whole” price set forth in the indentures governing the 9 1/4% Senior Notes.

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of June 30, 2010 was 3.765%, which includes the impact of our interest rate protection agreements (See Note 4).

Capital Lease Obligations

The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2025. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of June 30, 2010, the Company had approximately $189.8 million of capital lease obligations, with $3.9 million and $185.9 million recorded in current maturities of long-term debt and long-term debt, respectively.

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

Included in the Company’s cash and cash equivalents are cash on hand, cash in bank accounts, investments in money market funds consisting of U.S. Treasury securities with an original maturity of 90 days or less. Included in the Company’s short-term investments are securities classified as available-for-sale, which are stated at fair value. The securities include U.S. Treasury securities with an original maturity of over 90 days. Fair value is determined based on observable quotes from banks and unadjusted quoted market prices from identical securities in an active market at the reporting date. Significant inputs to the valuation are observable in the active markets and are classified as Level 1 in the hierarchy.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2010, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$776,540	$0	$0	$776,540
Short-term investments	299,859	0	0	299,859
Restricted cash and investments	13,132	0	0	13,132
Long-term investments	0	0	6,319	6,319

Total assets measured at fair value	$1,089,531	$0	$6,319	$1,095,850

Liabilities
Derivative liabilities	$0	$22,273	$0	$22,273

Total liabilities measured at fair value	$0	$22,273	$0	$22,273

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$929,381	$0	$0	$929,381
Short-term investments	224,932	0	0	224,932
Restricted cash and investments	15,438	0	0	15,438
Long-term investments	0	0	6,319	6,319

Total assets measured at fair value	$1,169,751	$0	$6,319	$1,176,070

Liabilities
Derivative liabilities	$0	$24,859	$0	$24,859

Total liabilities measured at fair value	$0	$24,859	$0	$24,859

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The following table summarizes the changes in fair value of the Company’s derivative liabilities included in Level 2 assets, as required by ASC 820 (in thousands):

Fair Value Measurements of Derivative Liabilities Using Level 2 Inputs	Derivative Liabilities
	Three Months Ended June 30,
	2010	2009
Beginning balance	$23,709	$55,359
Total losses (realized or unrealized):
Included in earnings (1)	8,285	13,253
Included in accumulated other comprehensive loss	(6,849)	5,463
Transfers in and/or out of Level 2	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$22,273	$36,643

(1)	Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

Fair Value Measurements of Derivative Liabilities Using Level 2 Inputs	Derivative Liabilities
	Six Months Ended June 30,
	2010	2009
Beginning balance	$24,859	$54,963
Total losses (realized or unrealized):
Included in earnings (2)	19,241	24,281
Included in accumulated other comprehensive loss	(16,655)	(5,961)
Transfers in and/or out of Level 2	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$22,273	$36,643

(2)	Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

The following table summarizes the changes in fair value of the Company’s Level 3 assets, as required by ASC 820 (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Three Months Ended June 30,
	2010	2009
Beginning balance	$6,319	$4,612
Total losses (realized or unrealized):
Included in earnings (3)	0	532
Included in accumulated other comprehensive loss	0	243
Transfers in and/or out of Level 3	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$6,319	$3,837

(3)	Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the condensed consolidated statements of income and comprehensive income.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Six Months Ended June 30,
	2010	2009
Beginning balance	$6,319	$5,986
Total losses (realized or unrealized):
Included in earnings (4)	0	1,453
Included in accumulated other comprehensive loss	0	696
Transfers in and/or out of Level 3	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$6,319	$3,837

(4)	Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the condensed consolidated statements of income and comprehensive income.

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,540,000	$1,468,775	$1,548,000	$1,470,600
9 1/4 % Senior Notes	1,950,000	2,002,250	1,950,000	1,979,250
Cash flow hedging derivatives	22,273	22,273	24,859	24,859
Short-term investments	299,859	299,859	224,932	224,932
Long-term investments	6,319	6,319	6,319	6,319

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at June 30, 2010 and December 31, 2009 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

10. Net Income Per Common Share:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic EPS:
Net income applicable to common stock	$79,915	$26,196	$102,576	$70,169
Amount allocable to common shareholders	99.2%	99.6%	99.2%	99.6%

Rights to undistributed earnings	$79,291	$26,098	$101,775	$69,906

Weighted average shares outstanding—basic	353,278,423	351,912,464	353,032,030	351,503,933

Net income per common share—basic	$0.22	$0.07	$0.29	$0.20

Diluted EPS:
Rights to undistributed earnings	$79,291	$26,098	$101,775	$69,906

Weighted average shares outstanding—basic	353,278,423	351,912,464	353,032,030	351,503,933
Effect of dilutive securities:
Stock options	2,407,023	5,174,867	2,119,082	5,436,184

Weighted average shares outstanding—diluted	355,685,446	357,087,331	355,151,112	356,940,117

Net income per common share—diluted	$0.22	$0.07	$0.29	$0.20

In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. During the three and six months ended June 30, 2010 and 2009, the Company issued restricted stock awards. Unvested shares of restricted stock are participating securities such that they have rights to receive forfeitable dividends. In accordance with ASC 260, the unvested restricted stock was considered a “participating security” for purposes of computing earnings per common share and was therefore included in the computation of basic and diluted earnings per common share.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Under the restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the three and six months ended June 30, 2010 and 2009, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the three and six months ended June 30, 2010, approximately 2.8 million of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture. For the three and six months ended June 30, 2009, approximately 1.3 million of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.

For the three months ended June 30, 2010 and 2009, 25.8 million and 16.3 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2010 and 2009, 25.2 million and 15.4 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

11. Commitments and Contingencies:

The Company has entered into pricing agreements with various handset manufacturers for the purchase of wireless handsets at specified prices. The terms of these agreements expire on various dates through February 28, 2011. The total aggregate commitment outstanding under these pricing agreements is approximately $143.9 million.

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

Legal proceedings are inherently unpredictable, and the matters in which the Company is involved often present complex legal and factual issues. The Company intends to vigorously pursue defenses in all matters in which it is involved and engage in discussions where possible to resolve these matters on terms favorable to the Company. The Company believes that any amounts alleged in the matters discussed below for which the Company is allegedly liable are not necessarily meaningful indicators of the Company’s potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved. It is possible, however, that the Company’s business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, significant settlement costs and/or unfavorable damage awards relating to such matters.

The Company, certain current officers and a director (collectively the “defendants”) have been named as defendants in a securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff, alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about the Company’s business, prospects and operations. The claims are based upon various alleged public statements made during the period from February 26, 2009 through November 4, 2009. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses, and costs. Pursuant to the parties’ agreed schedule, defendants’ motion to dismiss or answer is due on August 9, 2010. Due to the complex nature of the legal and factual issues involved in this action, the outcome is not presently determinable nor is a loss considered probable or reasonably estimatable. If this matter were to proceed beyond the pleading stage, the Company could be required to incur substantial costs and expenses to defend this matter and/or be required to pay substantial damages or settlement costs, which could materially adversely affect the Company’s business, financial condition and results of operations.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

12. Supplemental Cash Flow Information:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash paid for interest	$134,690	$113,036
Cash paid for income taxes	2,237	2,640

Non-cash investing activities

The Company’s accrued purchases of property and equipment were approximately $81.8 million and $18.2 million for the six months ended June 30, 2010 and 2009, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

During the six months ended June 30, 2010 and 2009, the Company returned obsolete network infrastructure assets to one of its vendors in exchange for $17.8 million and $0.3 million, respectively, in credit towards the purchase of additional network infrastructure assets with the vendor.

Assets acquired under capital lease obligations were $10.4 million and $47.5 million for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2009, the Company received $52.3 million in fair value of FCC licenses in exchanges with other parties.

13. Related-Party Transactions:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fees received by the Company as compensation for providing billing and collection services included in service revenues	$2.3	$1.9	$4.5	$3.8

Handsets sold to the related-party included in equipment revenues	6.8	3.8	9.9	7.2

	June 30, 2010	December 31, 2009
Accruals for fees collected from customers included in accounts payable and accrued expenses	$4.8	$4.2
Receivables from the related-party included in other current assets	2.2	1.2

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

One of the Company’s current directors is the chairman of an equity firm that holds various investment funds affiliated with one of the Company’s greater than 5% stockholders. The equity firm is affiliated with a current director of a company that provides wireless caller ID with name services to the Company. Pursuant to an additional agreement with this related-party, the Company receives compensation for providing access to the Company’s line information database/calling name data storage to the related-party. Transactions associated with these services are included in various line items in the accompanying condensed consolidated statements of income and comprehensive income. The Company had the following transactions with this related-party (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fees received by the Company as compensation for providing access to the Company’s line information database /calling name data storage included in service revenues	$0.6	$0	$0.6	$0
Fees paid by the Company for wireless caller ID with name services included in cost of service	2.1	0.2	3.3	0.3

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 16% interest in a company that provides advertising services to the Company. The Company paid approximately $1.0 million and $1.1 million to the company for these services during the three months ended June 30, 2010 and 2009, respectively. The Company paid approximately $2.8 million and $2.5 million to the company for these services during the six months ended June 30, 2010 and 2009, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating lease payments and related expenses included in cost of service	$2.6	$3.1	$5.2	$5.4
Capital lease maintenance expenses included in cost of service	1.2	0.4	2.3	0.7
DAS equipment depreciation included in depreciation expense	6.3	5.0	11.7	7.6
Capital lease interest included in interest expense	3.5	3.0	7.0	5.6

	June 30, 2010	December 31, 2009
Network service fees included in prepaid charges	$2.5	$2.3
DAS equipment included in property and equipment, net	297.0	257.0
Deferred network service fees included in other assets	19.1	22.1
Lease payments and related fees included in accounts payable and accrued expenses	2.6	4.9
Current portion of capital lease obligations included in current maturities of long-term debt	3.2	2.8
Non-current portion of capital lease obligations included in long-term debt, net	154.4	146.0
Deferred DAS service fees included in other long-term liabilities	1.6	1.3

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Capital lease payments included in financing activities	$1.0	$1.1

14.  Guarantor Subsidiaries:

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

The following information presents condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, condensed consolidating statements of income for the three and six months ended June 30, 2010 and 2009, and condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries (Royal Street and MetroPCS Finance). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Balance Sheet

As of June 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$571,419	$189,772	$683	$14,666	$0	$776,540
Short-term investments	299,859	0	0	0	0	299,859
Inventories, net	0	183,226	12,137	0	0	195,363
Accounts receivable, net	0	47,689	0	97	0	47,786
Prepaid expenses	0	223	57,220	7,964	0	65,407
Deferred charges	0	64,787	0	0	0	64,787
Deferred tax assets	0	5,959	0	0	0	5,959
Current receivable from subsidiaries	0	583,339	0	17,244	(600,583)	0
Advances to subsidiaries	632,205	721,103	0	2,486	(1,355,794)	0
Other current assets	138	12,910	17,447	1,329	0	31,824

Total current assets	1,503,621	1,809,008	87,487	43,786	(1,956,377)	1,487,525
Property and equipment, net	0	26,538	2,735,263	544,642	0	3,306,443
Restricted cash and investments	0	12,807	0	325	0	13,132
Long-term investments	6,319	0	0	0	0	6,319
Investment in subsidiaries	908,187	2,385,531	0	0	(3,293,718)	0
FCC licenses	0	3,800	2,174,531	293,599	0	2,471,930
Long-term receivable from subsidiaries	0	776,435	0	0	(776,435)	0
Other assets	0	108,286	63,597	21,890	0	193,773

Total assets	$2,418,127	$5,122,405	$5,060,878	$904,242	$(6,026,530)	$7,479,122

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10	$92,105	$302,345	$31,984	$0	$426,444
Current maturities of long-term debt	0	16,000	2,923	998	0	19,921
Current payable to subsidiaries	0	0	17,244	583,339	(600,583)	0
Deferred revenue	0	42,707	154,157	0	0	196,864
Advances to subsidiaries	0	0	1,354,018	1,776	(1,355,794)	0
Other current liabilities	0	24,844	9,470	31	0	34,345

Total current liabilities	10	175,656	1,840,157	618,128	(1,956,377)	677,574
Long-term debt	0	3,442,635	140,712	45,197	0	3,628,544
Long-term payable to subsidiaries	0	0	0	776,435	(776,435)	0
Deferred tax liabilities	1,573	582,262	0	0	0	583,835
Deferred rents	0	0	78,055	13,181	0	91,236
Other long-term liabilities	0	13,665	58,615	9,109	0	81,389

Total liabilities	1,583	4,214,218	2,117,539	1,462,050	(2,732,812)	5,062,578
STOCKHOLDERS’ EQUITY:
Preferred stock	0	0	0	0	0	0
Common stock	35	0	0	0	0	35
Additional paid-in capital	1,659,854	0	0	20,000	(20,000)	1,659,854
Retained earnings (deficit)	767,269	920,097	2,943,339	(577,808)	(3,285,628)	767,269
Accumulated other comprehensive (loss) income	(9,762)	(11,910)	0	0	11,910	(9,762)
Less treasury stock, at cost	(852)	0	0	0	0	(852)

Total stockholders’ equity	2,416,544	908,187	2,943,339	(557,808)	(3,293,718)	2,416,544

Total liabilities and stockholders’ equity	$2,418,127	$5,122,405	$5,060,878	$904,242	$(6,026,530)	$7,479,122

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Balance Sheet

As of December 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$642,089	$269,836	$682	$16,774	$0	$929,381
Short-term investments	224,932	0	0	0	0	224,932
Inventories, net	0	131,599	15,802	0	0	147,401
Accounts receivable, net	0	51,438	0	98	0	51,536
Prepaid expenses	0	201	40,547	7,605	0	48,353
Deferred charges	0	59,414	0	0	0	59,414
Deferred tax assets	0	1,948	0	0	0	1,948
Current receivable from subsidiaries	0	423,275	0	14,574	(437,849)	0
Advances to subsidiaries	610,505	999,234	0	866	(1,610,605)	0
Other current assets	199	7,848	19,913	466	0	28,426

Total current assets	1,477,725	1,944,793	76,944	40,383	(2,048,454)	1,491,391
Property and equipment, net	0	34,128	2,722,813	495,272	0	3,252,213
Restricted cash and investments	0	15,113	0	325	0	15,438
Long-term investments	6,319	0	0	0	0	6,319
Investment in subsidiaries	804,847	2,162,686	0	0	(2,967,533)	0
FCC licenses	0	3,800	2,172,782	293,599	0	2,470,181
Long-term receivable from subsidiaries	0	829,360	0	0	(829,360)	0
Other assets	0	92,973	32,885	24,617	0	150,475

Total assets	$2,288,891	$5,082,853	$5,005,424	$854,196	$(5,845,347)	$7,386,017

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$0	$223,973	$310,097	$24,296	$0	$558,366
Current maturities of long-term debt	0	16,000	2,451	875	0	19,326
Current payable to subsidiaries	0	0	14,574	423,275	(437,849)	0
Deferred revenue	0	38,502	149,152	0	0	187,654
Advances from subsidiaries	0	0	1,610,605	0	(1,610,605)	0
Other current liabilities	0	24,241	7,851	31	0	32,123

Total current liabilities	0	302,716	2,094,730	448,477	(2,048,454)	797,469
Long-term debt	0	3,448,081	142,096	35,772	0	3,625,949
Long-term payable to subsidiaries	0	0	0	829,360	(829,360)	0
Deferred tax liabilities	749	511,557	0	0	0	512,306
Deferred rents	0	0	69,574	10,913	0	80,487
Other long-term liabilities	0	15,652	57,084	8,928	0	81,664

Total liabilities	749	4,278,006	2,363,484	1,333,450	(2,877,814)	5,097,875
STOCKHOLDERS’ EQUITY:
Preferred stock	0	0	0	0	0	0
Common stock	35	0	0	0	0	35
Additional paid-in capital	1,634,754	0	0	20,000	(20,000)	1,634,754
Retained earnings (deficit)	664,693	818,343	2,641,940	(499,254)	(2,961,029)	664,693
Accumulated other comprehensive (loss) income	(11,340)	(13,496)	0	0	13,496	(11,340)

Total stockholders’ equity	2,288,142	804,847	2,641,940	(479,254)	(2,967,533)	2,288,142

Total liabilities and stockholders’ equity	$2,288,891	$5,082,853	$5,005,424	$854,196	$(5,845,347)	$7,386,017

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Three Months Ended June 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$0	$0	$924,459	$51,681	$(54,003)	$922,137
Equipment revenues	0	6,336	84,063	0	0	90,399

Total revenues	0	6,336	1,008,522	51,681	(54,003)	1,012,536
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	0	0	331,389	30,782	(54,003)	308,168
Cost of equipment	0	6,004	229,350	0	0	235,354
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	0	331	153,099	5,170	0	158,600
Depreciation and amortization	0	54	91,816	17,432	0	109,302
(Gain) loss on disposal of assets	0	(19)	2,527	192	0	2,700

Total operating expenses	0	6,370	808,181	53,576	(54,003)	814,124

(Loss) income from operations	0	(34)	200,341	(1,895)	0	198,412
OTHER EXPENSE (INCOME):
Interest expense	0	63,023	2,180	38,379	(38,079)	65,503
Other expense (income), net	0	493	858	(872)	0	479
Earnings from consolidated subsidiaries	(79,548)	(157,921)	0	0	237,469	0
Interest income	(367)	(38,084)	(18)	(2)	38,079	(392)

Total other (income) expense	(79,915)	(132,489)	3,020	37,505	237,469	65,590
Income (loss) before provision for income taxes	79,915	132,455	197,321	(39,400)	(237,469)	132,822
Provision for income taxes	0	(52,907)	0	0	0	(52,907)

Net income (loss)	$79,915	$79,548	$197,321	$(39,400)	$(237,469)	$79,915

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Three Months Ended June 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$0	$0	$767,724	$40,032	$(40,906)	$766,850
Equipment revenues	0	3,777	88,985	0	0	92,762

Total revenues	0	3,777	856,709	40,032	(40,906)	859,612
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	0	0	283,525	26,114	(40,906)	268,733
Cost of equipment	0	3,395	224,005	0	0	227,400
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	0	382	136,682	5,257	0	142,321
Depreciation and amortization	0	(7)	79,645	11,737	0	91,375
Loss on disposal of assets	0	0	13,815	195	0	14,010

Total operating expenses	0	3,770	737,672	43,303	(40,906)	743,839

Income (loss) from operations	0	7	119,037	(3,271)	0	115,773
OTHER EXPENSE (INCOME):
Interest expense	0	69,175	1,829	32,570	(33,039)	70,535
Earnings from consolidated subsidiaries	(26,282)	(81,362)	0	0	107,644	0
Other expense (income), net	0	394	0	0	0	394
Interest income	(446)	(33,072)	10	(5)	33,039	(474)
Impairment loss on investment securities	532	0	0	0	0	532

Total other (income) expense	(26,196)	(44,865)	1,839	32,565	107,644	70,987
Income (loss) before provision for income taxes	26,196	44,872	117,198	(35,836)	(107,644)	44,786
Provision for income taxes	0	(18,590)	0	0	0	(18,590)

Net income (loss)	$26,196	$26,282	$117,198	$(35,836)	$(107,644)	$26,196

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Six Months Ended June 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$0	$0	$1,779,228	$98,861	$(102,669)	$1,775,420
Equipment revenues	0	9,471	198,148	0	0	207,619

Total revenues	0	9,471	1,977,376	98,861	(102,669)	1,983,039
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	0	0	636,542	58,947	(102,669)	592,820
Cost of equipment	0	9,035	540,057	0	0	549,092
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	0	436	307,956	10,118	0	318,510
Depreciation and amortization	0	85	183,205	33,812	0	217,102
(Gain) loss on disposal of assets	0	(19)	2,245	(354)	0	1,872

Total operating expenses	0	9,537	1,670,005	102,523	(102,669)	1,679,396

(Loss) income from operations	0	(66)	307,371	(3,662)	0	303,643
OTHER EXPENSE (INCOME):
Interest expense	0	128,202	4,297	76,605	(76,119)	132,985
Other expense (income), net	0	950	1,696	(1,712)	0	934
Earnings from consolidated subsidiaries	(101,753)	(222,845)	0	0	324,598	0
Interest income	(823)	(76,130)	(20)	(2)	76,119	(856)

Total other (income) expense	(102,576)	(169,823)	5,973	74,891	324,598	133,063
Income (loss) before provision for income taxes	102,576	169,757	301,398	(78,553)	(324,598)	170,580
Provision for income taxes	0	(68,004)	0	0	0	(68,004)

Net income (loss)	$102,576	$101,753	$301,398	$(78,553)	$(324,598)	$102,576

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Six Months Ended June 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$0	$0	$1,495,316	$75,667	$(77,435)	$1,493,548
Equipment revenues	0	7,206	154,187	0	0	161,393

Total revenues	0	7,206	1,649,503	75,667	(77,435)	1,654,941
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	0	0	539,904	51,839	(77,435)	514,308
Cost of equipment	0	6,721	445,698	0	0	452,419
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	0	485	267,622	10,624	0	278,731
Depreciation and amortization	0	102	148,569	24,450	0	173,121
(Gain) loss on disposal of assets	0	0	(11,164)	266	0	(10,898)

Total operating expenses	0	7,308	1,390,629	87,179	(77,435)	1,407,681

(Loss) income from operations	0	(102)	258,874	(11,512)	0	247,260
OTHER EXPENSE (INCOME):
Interest expense	0	132,031	216	61,593	(64,873)	128,967
Earnings from consolidated subsidiaries	(68,224)	(185,584)	0	0	253,808	0
Other expense (income), net	0	1,010	0	0	0	1,010
Interest income	(3,398)	(62,709)	(24)	(7)	64,873	(1,265)
Impairment loss on investment securities	1,453	0	0	0	0	1,453

Total other (income) expense	(70,169)	(115,252)	192	61,586	253,808	130,165
Income (loss) before provision for income taxes	70,169	115,150	258,682	(73,098)	(253,808)	117,095
Provision for income taxes	0	(46,926)	0	0	0	(46,926)

Net income (loss)	$70,169	$68,224	$258,682	$(73,098)	$(253,808)	$70,169

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

Six Months Ended June 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$102,576	$101,753	$301,398	$(78,553)	$(324,598)	$102,576
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	0	85	183,205	33,812	0	217,102
Provision for uncollectible accounts receivable	0	58	0	0	0	58
Deferred rent expense	0	0	8,519	2,397	0	10,915
Cost of abandoned cell sites	0	0	905	(2)	0	903
Stock-based compensation expense	0	0	23,333	0	0	23,333
Non-cash interest expense	0	6,412	0	0	0	6,412
(Gain) loss on disposal of assets	0	(19)	2,245	(354)	0	1,872
Gain on sale of investments	(216)	(2)	0	0	0	(217)
Accretion of asset retirement obligations	0	0	1,212	73	0	1,285
Other non-cash expense	0	963	0	0	0	963
Deferred income taxes	0	65,700	0	0	0	65,700
Changes in assets and liabilities	(101,683)	(285,932)	(32,708)	2,274	324,598	(93,451)

Net cash provided by (used in) operating activities	677	(110,982)	488,109	(40,353)	0	337,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(49,899)	(212,548)	(52,890)	0	(315,337)
Change in prepaid purchases of property and equipment	0	(18,551)	0	0	0	(18,551)
Proceeds from sale of plant and equipment	0	0	429	5,927	0	6,356
Purchase of investments	(312,225)	0	0	0	0	(312,225)
Proceeds from maturity of investments	237,500	0	0	0	0	237,500
Proceeds from sale of restricted cash and investments	0	1,762	0	0	0	1,762
Change in advances – affiliates	1,638	285,848	0	0	(287,486)	0
Issuance of related party debt	0	(333,000)	0	0	333,000	0
Proceeds from related party debt	0	233,152	0	0	(233,152)	0
Acquisitions of FCC licenses	0	0	(1,976)	0	0	(1,976)

Net cash (used in) provided by investing activities	(73,087)	119,312	(214,095)	(46,963)	(187,638)	(402,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	0	(80,394)	0	57	0	(80,337)
Proceeds from long-term loan	0	0	0	333,000	(333,000)	0
Change in advances – affiliates	0	0	(272,877)	(14,609)	287,486	0
Repayment of debt	0	(8,000)	0	(233,152)	233,152	(8,000)
Payments on capital lease obligations	0	0	(1,136)	(88)	0	(1,224)
Purchase of treasury stock	(852)	0	0	0	0	(852)
Proceeds from exercise of stock options	2,592	0	0	0	0	2,592

Net cash provided by (used in) financing activities	1,740	(88,394)	(274,013)	85,208	187,638	(87,821)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70,670)	(80,064)	1	(2,108)	0	(152,841)
CASH AND CASH EQUIVALENTS, beginning of period	642,089	269,836	682	16,774	0	929,381

CASH AND CASH EQUIVALENTS, end of period	$571,419	$189,772	$683	$14,666	$0	$776,540

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

Six Months Ended June 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$70,169	$68,224	$258,682	$(73,098)	$(253,808)	$70,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	0	102	148,569	24,450	0	173,121
Provision for uncollectible accounts receivable	0	111	0	0	0	111
Deferred rent expense	0	0	9,932	1,957	0	11,889
Cost of abandoned cell sites	0	0	2,704	1,903	0	4,607
Stock-based compensation expense	0	0	23,341	0	0	23,341
Non-cash interest expense	0	5,164	(7)	0	0	5,157
(Gain) loss on disposal of assets	0	0	(11,164)	266	0	(10,898)
Accretion of asset retirement obligations	0	0	2,059	338	0	2,397
Other non-cash expense	0	772	0	0	0	772
Impairment loss in investment securities	1,453	0	0	0	0	1,453
Deferred income taxes	0	44,998	0	0	0	44,998
Changes in assets and liabilities	185,703	(149,674)	(11,163)	(4,421)	118,431	138,876

Net cash provided by (used in) operating activities	257,325	(30,303)	422,953	(48,605)	(135,377)	465,993
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(4,710)	(414,579)	(35,821)	0	(455,110)
Change in prepaid purchases of property and equipment	0	14,608	0	0	0	14,608
Proceeds from sale of plant and equipment	0	0	746	2,825	0	3,571
Purchase of investments	(261,856)	(220,000)	0	0	220,000	(261,856)
Proceeds from maturity of investments	37,500	0	0	0	0	37,500
Acquisitions of FCC licenses	0	(3,800)	(8,571)	0	0	(12,371)
Proceeds from exchange of FCC licenses	0	0	949	0	0	949

Net cash (used in) provided by investing activities	(224,356)	(213,902)	(421,455)	(32,996)	220,000	(672,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	0	(97,227)	0	(2,202)	0	(99,429)
Proceeds from long-term loan	0	0	0	220,000	(220,000)	0
Proceeds from 9 1/4% Senior Notes Due 2014	0	492,250	0	0	0	492,250
Debt issuance costs	0	(11,925)	0	0	0	(11,925)
Repayment of debt	0	(8,000)	0	(127,853)	127,853	(8,000)
Payments on capital lease obligations	0	0	(1,450)	(7,524)	7,524	(1,450)
Proceeds from exercise of stock options	7,112	0	0	0	0	7,112

Net cash provided by (used in) financing activities	7,112	375,098	(1,450)	82,421	(84,623)	378,558

INCREASE IN CASH AND CASH EQUIVALENTS	40,081	130,893	48	820	0	171,842
CASH AND CASH EQUIVALENTS, beginning of period	598,823	78,121	624	20,380	0	697,948

CASH AND CASH EQUIVALENTS, end of period	$638,904	$209,014	$672	$21,200	$0	$869,790

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

15.  Subsequent Events:

On July 16, 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement (the “Amendment”) which amends and restates the Amended and Restated Credit Agreement, dated as of February 20, 2007 (“Original Credit Agreement”). The Amendment amends the Original Credit Agreement to, among other things, extend the maturity of $1.0 billion of existing term loans under the Original Credit Agreement to November 2016 as well as increase the interest rate to LIBOR plus 3.50% on the extended portion only. The remaining $540 million will mature in 2013 and the interest rate continues to be LIBOR plus 2.25%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any statements made in this report that are not statements of historical fact, including statements about our beliefs, opinions and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include our expectations of customer growth, the effect of seasonality on our business, the difficulty of obtaining financing in the future if and when we need it, the impact of the current adverse economic and financial conditions in the credit and capital markets on our liquidity, cash flow, financial flexibility and ability to fund operations, whether existing cash, cash equivalents and short term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations, our belief that increased services areas and capacity will improve our service offerings, help us to attract additional customers, retain existing customer, and increase revenues, our projections of capital expenditures for 2010, the effect of inflation on our operations, the effect of adoption of new accounting standards on us, the effect of changes in aggregate fair value of financial assets and liabilities, whether litigation may have a material adverse effect on our business, financial condition or operations, and other statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “views,” “projects,” “should,” “would,” “could,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings,” and “Risk Factors.”

We base the forward-looking statements made in this report on our current expectations, plans, opinions, and assumptions that have been made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this report, you should understand that these forward-looking statements are not guarantees of future performance or results and no assurances can be given that such statements will be obtained. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include, but are not limited, to:

•	the highly competitive nature of our industry;

•	our ability to maintain our cost structure;

•	our and our competitors’ current and planned promotions, marketing and sales initiatives and our ability to respond and support them;

•	our ability to negotiate and maintain acceptable roaming arrangements;

•	the seasonality of our business and any failure to have strong customer growth in the first and fourth quarters;

•	increases or changes in taxes and regulatory fees;

•	the rapid technological changes in our industry;

•	the current economic environment in the United States and the state of the capital markets in the United States;

•	our exposure to counterparty risk in our financial agreements;

•	our ability to meet the demands and expectations of our customers, to maintain adequate customer care and manage our churn rate;

•	our ability to achieve planned growth and churn rates;

•	our ability to manage our rapid growth, train additional personnel and maintain our financial and disclosure controls and procedures;

•	our ability to secure the necessary products, services, spectrum, content and network infrastructure equipment;

•	our ability to respond to technology changes, and to maintain and upgrade our networks and business systems;

•	our deployment of new technologies, such as long term evolution, or LTE, in our networks and its success and our ability to offer new services using such new technology;

•	our ability to adequately enforce or protect our intellectual property rights and defend against suits filed by others;

•	governmental regulation affecting our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts and the limitations imposed by the covenants in our indebtedness;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management;

•	our reliance on third parties to provide distribution, products, software and services that are integral to our business;

•	the performance of our suppliers and other third parties on whom we rely; and

•

other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as updated or supplemented under “Item 1A. Risk Factors” in each of our subsequent Quarterly Reports on Form 10-Q as filed with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

These forward-looking statements speak only as to the date made and are subject to and involve risks, uncertainties and assumptions, many of which are beyond our ability to control or ability to predict. You should not place undue reliance on these forward-looking statements, which are based on current expectations and speak only as of the date of this report. The results presented for any period, including the three and six months ended June 30, 2010, may not be reflective of results for any subsequent period or for the fiscal year. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement in the future to reflect the occurrence of events or circumstances, except as required by law.

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

We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in the greater Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interest in Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee. We have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement. As of June 30, 2010, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $2.4 billion of which Royal Street had borrowed approximately $1.6 billion and had net outstanding borrowings of approximately $1.2 billion through June 30, 2010. Royal Street has incurred an additional $11.4 million in net borrowings through July 31, 2010. Under that certain Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, C9 Wireless, or C9, the controlling member of Royal Street Communications, has the right to put its member interest in Royal Street Communications to us for a return of capital plus a fixed return, or the put. The put is subject to customary closing conditions, including consent of the Federal Communications Commission, or FCC. On April 26, 2010, we received a written notice from C9 that it was exercising its put with the closing to not occur before the fifth anniversary of the grant of FCC licenses to Royal Street, or on or after December 22, 2010.

As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses.

We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. We offer service which allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, under simple and affordable flat-rate monthly service plans. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees, offering nationwide voice, text and web services beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. For additional usage fees, we also provide certain other value-added services. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within 30 days, the customer is terminated. Our flat-rate plans differentiate our service from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us under the MetroPCS brand in the metropolitan areas where we purchase services from Royal Street.

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

Income Taxes. For the three and six months ended June 30, 2010 and 2009, we paid no federal income taxes. For the three and six months ended June 30, 2010 we paid approximately $2.2 million in state income taxes. For the three and six months ended June 30, 2009, we paid approximately $2.6 million in state income taxes.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Operating Items

Set forth below is a summary of certain consolidated financial information for the periods indicated:

	Three Months Ended June 30,
	2010	2009	Change
	(in thousands)
REVENUES:
Service revenues	$922,137	$766,850	20%
Equipment revenues	90,399	92,762	(3)%

Total revenues	1,012,536	859,612	18%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	308,168	268,733	15%
Cost of equipment	235,354	227,400	3%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	158,600	142,321	11%
Depreciation and amortization	109,302	91,375	20%
Loss on disposal of assets	2,700	14,010	(81)%

Total operating expenses	814,124	743,839	9%

Income from operations	$198,412	$115,773	71%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended June 30, 2010, cost of service includes $0.7 million and selling, general and administrative expenses includes $11.2 million of stock-based compensation expense. For the three months ended June 30, 2009, cost of service includes $1.3 million and selling, general and administrative expenses includes $11.4 million of stock-based compensation expense.

Service Revenues. Service revenues increased approximately $155.3 million, or 20%, to $922.1 million for the three months ended June 30, 2010 from $766.8 million for the three months ended June 30, 2009. The increase in service revenues is primarily attributable to net customer additions of approximately 1.4 million customers for the twelve months ended June 30, 2010.

Equipment Revenues. Equipment revenues decreased approximately $2.4 million, or approximately 3%, to approximately $90.4 million for the three months ended June 30, 2010 from approximately $92.8 million for the three months ended June 30, 2009. The decrease in equipment revenue is primarily driven by $24.7 million that would have been recognized as service revenues but was classified as equipment revenues during the three months ended June 30, 2009, in accordance with FASB Accounting Standards Codification, or ASC, 605, (Topic 605, “Revenue Recognition”), because the consideration received from customers was less than the fair value of promotionally priced handsets. This decrease was partially offset by an increase in upgrade handset sales to existing customers accounting for approximately $15.5 million and a higher average price of handsets activated accounting for approximately $5.8 million.

Cost of Service. Cost of service increased approximately $39.5 million, or approximately 15%, to approximately $308.2 million for the three months ended June 30, 2010 from $268.7 million for the three months ended June 30, 2009. The increase in cost of service is primarily attributable to the 22% growth in our customer base during the twelve months ended June 30, 2010, the deployment of additional network infrastructure during the twelve months ended June 30, 2010 and costs associated with our unlimited international calling product. In addition, stock-based compensation expense included in cost of service decreased $0.6 million for the three months ended June 30, 2010 as compared to the same period in 2009.

Cost of Equipment. Cost of equipment increased approximately $8.0 million, or 3%, to approximately $235.4 million for the three months ended June 30, 2010 from $227.4 million for the three months ended June 30, 2009. The increase is primarily attributable to higher upgrade handset costs to existing customers which led to an approximate $55.7 million increase, partially offset by a lower average cost of handsets accounting for approximately $21.5 million, coupled with a decrease in gross customer additions accounting for an approximate $25.2 million decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $16.3 million, or 11%, to $158.6 million for the three months ended June 30, 2010 from $142.3 million for the three months ended June 30, 2009. Selling expenses increased by approximately $11.9 million, or 16%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in selling expenses is primarily attributable to an approximate $13.8 million increase in marketing and advertising expenses as well as an approximate $1.4 million increase in employee related costs to support our growth. These increases were partially offset by a $2.9 million decrease in MetroFLASH® expense. General and administrative expenses increased approximately $4.6 million, or 8%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 primarily due to the growth in our business. In addition, stock-based compensation expense included in selling, general and administrative expenses decreased $0.2 million for the three months ended June 30, 2010 as compared to the same period in 2009.

Depreciation and Amortization. Depreciation and amortization expense increased $17.9 million, or approximately 20%, to $109.3 million for the three months ended June 30, 2010 from approximately $91.4 million for the three months ended June 30, 2009. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended June 30, 2010 to support the continued growth and expansion of our network.

Loss on Disposal of Assets. Loss on disposal of assets decreased $11.3 million, or approximately 81%, to $2.7 million for the three months ended June 30, 2010 from $14.0 million for the three months ended June 30, 2009. The decrease in the loss on disposal of assets was primarily related to a significant amount of certain network technology that was retired and replaced with newer technology during the three months ended June 30, 2009.

Non-Operating Items

	Three Months Ended June 30,
	2010	2009	Change
	(in thousands)

Interest expense	$65,503	$70,535	(7)%
Provision for income taxes	52,907	18,590	185%
Net income	79,915	26,196	205%

Interest Expense. Interest expense decreased $5.0 million, or 7%, to $65.5 million for the three months ended June 30, 2010 from $70.5 million for the three months ended June 30, 2009. The decrease in interest expense was primarily attributable to a $7.3 million reduction in interest expense on the senior secured credit facility as a result of a lower weighted average annual interest rate due to the interest rate protection agreements that were effective on February 1, 2010, partially offset by a $2.0 million decrease in capitalized interest costs. Our weighted average interest rate decreased to 7.43% for the three months ended June 30, 2010 compared to 8.26% for the three months ended June 30, 2009. Average debt outstanding for the three months ended June 30, 2010 and 2009 was $3.5 billion.

Provision for Income Taxes. Income tax expense was $52.9 million and $18.6 million for the three months ended June 30, 2010 and 2009, respectively. The effective tax rate was approximately 39.8% and 41.5% for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, our effective rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, non-deductible expenses and a net change in uncertain tax positions.

Net Income. Net income increased $53.7 million, or 205%, to $79.9 million for the three months ended June 30, 2010 compared to approximately $26.2 million for the three months ended June 30, 2009. The increase was primarily attributable to a 71% increase in income from operations and a 7% decrease in interest expense, partially offset by an approximate 185% increase in provision for income taxes.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Operating Items

Set forth below is a summary of certain consolidated financial information for the periods indicated:

	Six Months Ended June 30,
	2010	2009	Change
	(in thousands)
REVENUES:
Service revenues	$1,775,420	$1,493,548	19%
Equipment revenues	207,619	161,393	29%

Total revenues	1,983,039	1,654,941	20%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	592,820	514,308	15%
Cost of equipment	549,092	452,419	21%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	318,510	278,731	14%
Depreciation and amortization	217,102	173,121	25%
Loss (gain) on disposal of assets	1,872	(10,898)	(117)%

Total operating expenses	1,679,396	1,407,681	19%

Income from operations	$303,643	$247,260	23%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the six months ended June 30, 2010, cost of service includes approximately $1.8 million and selling, general and administrative expenses includes $21.5 million of stock-based compensation expense. For the six months ended June 30, 2009, cost of service includes $2.0 million and selling, general and administrative expenses includes $21.3 million of stock-based compensation expense.

Service Revenues. Service revenues increased approximately $281.9 million, or approximately 19%, to approximately $1.8 billion for the six months ended June 30, 2010 from approximately $1.5 billion for the six months ended June 30, 2009. The increase in service revenues is primarily attributable to net customer additions of approximately 1.4 million customers for the twelve months ended June 30, 2010.

Equipment Revenues. Equipment revenues increased $46.2 million, or approximately 29%, to $207.6 million for the six months ended June 30, 2010 from approximately $161.4 million for the six months ended June 30, 2009. The increase is primarily attributable to an increase in upgrade handset sales to existing customers accounting for approximately $34.9 million as well as a higher average price of handsets activated accounting for approximately $33.0 million. These increases were partially offset by a decrease of $23.9 million that would have been recognized as service revenues but was classified as equipment revenues during the six months ended June 30, 2009, in accordance with ASC 605, because the consideration received from customers was less than the fair value of promotionally priced handsets.

Cost of Service. Cost of service increased $78.5 million, or 15%, to $592.8 million for the six months ended June 30, 2010 from $514.3 million for the six months ended June 30, 2009. The increase in cost of service is primarily attributable to the 22% growth in our customer base during the twelve months ended June 30, 2010, the deployment of additional network infrastructure during the twelve months ended June 30, 2010 and costs associated with our unlimited international calling product. In addition, stock-based compensation expense included in cost of service decreased $0.2 million for the six months ended June 30, 2010 as compared to the same period in 2009.

Cost of Equipment. Cost of equipment increased approximately $96.7 million, or 21%, to approximately $549.1 million for the six months ended June 30, 2010 from $452.4 million for the six months ended June 30, 2009. The increase is primarily attributable to higher upgrade handset costs to existing customers which led to an approximate $121.2 million increase, partially offset by a decrease in gross customer additions accounting for an approximate $23.0 million decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $39.8 million, or 14%, to $318.5 million for the six months ended June 30, 2010 from $278.7 million for the six months ended June 30, 2009. Selling expenses increased by approximately $26.2 million, or approximately 18%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in selling expenses is primarily attributable to a $29.0 million increase in marketing and advertising expenses as well as an approximate $3.2 million increase in employee related costs to support our growth. These increases were partially offset by a $6.3 million decrease in MetroFLASH® expense. General and administrative expenses increased $13.4 million, or 12%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily due to the growth in our business. In addition, stock-based compensation expense included in selling, general and administrative expenses increased $0.2 million for the six months ended June 30, 2010 as compared to the same period in 2009.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $44.0 million, or 25%, to $217.1 million for the six months ended June 30, 2010 from $173.1 million for the six months ended June 30, 2009. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended June 30, 2010 to support the continued growth and expansion of our network.

Loss (gain) on Disposal of Assets. Loss on disposal of assets was approximately $1.9 million for the six months ended June 30, 2010 compared to a gain on disposal of assets of approximately $10.9 million for the six months ended June 30, 2009. This loss was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology during the six months ended June 30, 2010. The gain on disposal of assets during the six months ended June 30, 2009 was due primarily to asset sales and exchanges consummated during the period, partially offset by loss on disposal of assets primarily related to a significant amount of certain network technology that was retired and replaced with newer technology.

Non-Operating Items

	Six Months Ended June 30,
	2010	2009	Change
	(in thousands)

Interest expense	$132,985	$128,967	3%
Provision for income taxes	68,004	46,926	45%
Net income	102,576	70,169	46%

Interest Expense. Interest expense increased $4.0 million, or 3%, to approximately $133.0 million for the six months ended June 30, 2010 from approximately $129.0 million for the six months ended June 30, 2009. The increase in interest expense was primarily due to an $11.7 million decrease in capitalized interest costs, interest on an additional $550.0 million of 9 1/4% senior notes due 2014, or New 9 1/4% Senior Notes, that were issued in January 2009 and a $1.9 million increase in interest on capital lease obligations that were placed into service during the twelve months ended June 30, 2010. These increases were partially offset by an approximate $12.1 million decrease in interest expense on the senior secured credit facility as a result of a lower weighted average annual interest rate due to our interest rate protection agreements that were effective on February 1, 2010. Our weighted average interest rate decreased to 7.57% for the six months ended June 30, 2010 compared to 8.21% for the six months ended June 30, 2009. Average debt outstanding for the six months ended June 30, 2010 and 2009 was $3.5 billion and $3.4 billion, respectively.

Provision for Income Taxes. Income tax expense was $68.0 million and $46.9 million for the six months ended June 30, 2010 and 2009, respectively. The effective tax rate was approximately 39.9% and 40.1% for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, our effective rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, non-deductible expenses and a net change in uncertain tax positions.

Net Income. Net income increased $32.4 million, or 46%, to approximately $102.6 million for the six months ended June 30, 2010 compared to approximately $70.2 million for the six months ended June 30, 2009. The increase was primarily attributable to an approximate 23% increase in income from operations, partially offset by an approximate 45% increase in provision for income taxes as well as a 3% increase in interest expense.

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

The following table shows metric information for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Customers:
End of period	7,634,135	6,256,112	7,634,135	6,256,112
Net additions	303,009	205,585	994,611	889,279
Churn:
Average monthly rate	3.3%	5.8%	3.5%	5.4%
ARPU	$39.84	$40.52	$39.83	$40.46
CPGA	$164.29	$159.87	$153.72	$145.95
CPU	$17.90	$16.82	$18.33	$16.75

Customers. Net customer additions were 303,009 for the three months ended June 30, 2010, compared to 205,585 for the three months ended June 30, 2009, an increase of 47%. Net customer additions were 994,611 for the six months ended June 30, 2010, compared to 889,279 for the six months ended June 30, 2009, an increase of approximately 12%. Total customers were 7,634,135 as of June 30, 2010, an increase of 22% over the customer total as of June 30, 2009 and approximately 15% over the customer total as of December 31, 2009. The increase in total customers is primarily attributable to the continued demand for our service offerings.

Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the three months ended June 30, 2010 and 2009, was 3.3% and 5.8%, respectively. Churn for the six months ended June 30, 2010 and 2009, was 3.5% and 5.4%, respectively. The decrease in churn was primarily related to the acceptance of our Wireless for All tax and regulatory fee inclusive service plans including a decline in false churn. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”

Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $39.84 and $40.52 for three months ended June 30, 2010 and 2009, respectively, a decrease of $0.68. ARPU was $39.83 and $40.46 for six months ended June 30, 2010 and 2009, respectively, a decrease of $0.63. The decrease in ARPU for the three and six months ended June 30, 2010, when compared to the same period in 2009, was primarily attributable to our new Wireless for All service plans that were introduced in January 2010, which include all applicable taxes and regulatory fees.

Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $164.29 for the three months ended June 30, 2010 from $159.87 for the three months ended June 30, 2009. CPGA costs increased to $153.72 for the six months ended June 30, 2010 from $145.95 for the six months ended June 30, 2009. This was primarily driven by lower gross additions.

Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU increased to $17.90 for the three months ended June 30, 2010 from $16.82 for the three months ended June 30, 2009. CPU increased to $18.33 for the six months ended June 30, 2010 from $16.75 for the six months ended June 30, 2009. This was primarily driven by the increase in handset subsidies on existing customers, the inclusion of regulatory fees in the tax-inclusive service pricing on our Wireless for All customers, as well as the costs associated with our unlimited international calling service.

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

Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. ARPU for the six months ended June 30, 2010 includes approximately $0.8 million and ARPU for the three and six months ended June 30, 2009 includes $24.7 million, respectively, that would have been recognized as service revenues but were classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets. The following table shows the calculation of ARPU for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$922,137	$766,850	$1,775,420	$1,493,548
Add:
Impact to service revenues of promotional activity	—	24,728	778	24,728
Less:
Pass through charges	(24,189)	(39,641)	(47,934)	(77,284)

Net service revenues	$897,948	$751,937	$1,728,264	$1,440,992

Divided by: Average number of customers	7,513,202	6,185,116	7,231,177	5,935,473

ARPU	$39.84	$40.52	$39.83	$40.46

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$86,194	$74,272	$175,341	$149,178
Less: Equipment revenues	(90,399)	(92,762)	(207,619)	(161,393)
Add: Impact to service revenues of promotional activity	—	24,728	778	24,728
Add: Equipment revenue not associated with new customers	54,392	41,829	117,705	83,044
Add: Cost of equipment	235,354	227,400	549,092	452,419
Less: Equipment costs not associated with new customers	(113,377)	(69,424)	(248,122)	(136,482)

Gross addition expenses	$172,164	$206,043	$387,175	$411,494

Divided by: Gross customer additions	1,047,898	1,288,818	2,518,763	2,819,383

CPGA	$164.29	$159.87	$153.72	$145.95

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$308,168	$268,733	$592,820	$514,308
Add: General and administrative expense	72,406	68,049	143,169	129,553
Add: Net loss on equipment transactions unrelated to initial customer acquisition	58,985	27,595	130,417	53,438
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(11,918)	(12,673)	(23,333)	(23,341)
Less: Pass through charges	(24,189)	(39,641)	(47,934)	(77,284)

Total costs used in the calculation of CPU	$403,452	$312,063	$795,139	$596,674

Divided by: Average number of customers	7,513,202	6,185,116	7,231,177	5,935,473

CPU	$17.90	$16.82	$18.33	$16.75

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At June 30, 2010, we had a total of approximately $1.1 billion in cash, cash equivalents and short-term investments. Over the last three years, the capital and credit markets have become increasingly volatile as a result of adverse economic and financial conditions that have triggered the failure and near failure of a number of large financial services companies and a global recession. We believe that this increased volatility and global recession may make it difficult at times to obtain additional financing, sell additional equity or debt securities, or to refinance existing indebtedness. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, the current adverse economic and financial conditions in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations in the near-term.

On January 20, 2009, Wireless completed the sale of the New 9 1/4% Senior Notes. The net proceeds from the sale of the New 9 1/4% Senior Notes were approximately $480.3 million. The net proceeds will be used for general corporate purposes which could include working capital, capital expenditures, future liquidity needs, additional opportunistic spectrum acquisitions, corporate development opportunities and future technology initiatives or the retirement of outstanding debt.

On July 16, 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement (the “Amendment”) which amends and restates the Amended and Restated Credit Agreement, dated as of February 20, 2007 (“Original Credit Agreement”). The Amendment amends the Original Credit Agreement to, among other things, extend the maturity of $1.0 billion of existing term loans under the Original Credit Agreement to November 2016 as well as increase the interest rate to LIBOR plus 3.50% on the extended portion only. The remaining $540.0 million will mature in 2013 and the interest rate continues to be LIBOR plus 2.25%.

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

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction or upgrade of our network infrastructure, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the six months ended June 30, 2010 were $315.3 million and capital expenditures for the year ended December 31, 2009 were approximately $831.7 million. The expenditures for the six months ended June 30, 2010 were primarily associated with our efforts to increase the service area and capacity of our existing network through the addition of cell sites, DAS, switches and the upgrade of our network to 4G LTE in select metropolitan areas. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers and increase revenues.

As of June 30, 2010, we owed an aggregate of approximately $3.5 billion under our senior secured credit facility and 9 1/4% senior notes as well as $189.8 million under our capital lease obligations.

Our senior secured credit facility defines consolidated Adjusted EBITDA as: consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; non-cash expenses; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; and certain expenses of MetroPCS Communications, Inc. minus interest and other income and non-cash items increasing consolidated net income.

We consider consolidated Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present consolidated Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. Other wireless carriers may calculate consolidated Adjusted EBITDA differently. If our consolidated Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on consolidated Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on consolidated Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our consolidated Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to consolidated Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended June 30, 2010, our senior secured leverage ratio was 1.56 to 1.0, which means for every $1.00 of consolidated Adjusted EBITDA, we had $1.56 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation under their annual cash performance awards. Consolidated Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, consolidated Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$79,915	$26,196	$102,576	$70,169
Adjustments:
Depreciation and amortization	109,302	91,375	217,102	173,121
Loss (gain) on disposal of assets	2,700	14,010	1,872	(10,898)
Stock-based compensation expense (1)	11,918	12,673	23,333	23,341
Interest expense	65,503	70,535	132,985	128,967
Interest income	(392)	(474)	(856)	(1,265)
Other expense (income), net	479	394	934	1,010
Impairment loss on investment securities	—	532	—	1,453
Provision for income taxes	52,907	18,590	68,004	46,926

Consolidated Adjusted EBITDA	$322,332	$233,831	$545,950	$432,824

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.

In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$112,418	$159,394	$337,451	$465,993
Adjustments:
Interest expense	65,503	70,535	132,985	128,967
Non-cash interest expense	(3,277)	(2,877)	(6,412)	(5,157)
Interest income	(392)	(474)	(856)	(1,265)
Other expense (income), net	479	394	934	1,010
Other non-cash expense	(492)	(395)	(963)	(772)
Provision for uncollectible accounts receivable	(86)	(45)	(58)	(111)
Deferred rent expense	(5,380)	(5,597)	(10,915)	(11,889)
Cost of abandoned cell sites	(367)	(2,405)	(903)	(4,607)
Gain on sale of investments	89	—	217	—
Accretion of asset retirement obligations	(1,399)	(1,223)	(1,285)	(2,397)
Provision for income taxes	52,907	18,590	68,004	46,926
Deferred income taxes	(51,523)	(18,061)	(65,700)	(44,998)
Changes in working capital	153,852	15,995	93,451	(138,876)

Consolidated Adjusted EBITDA	$322,332	$233,831	$545,950	$432,824

Operating Activities

Cash provided by operating activities decreased $128.5 million to approximately $337.5 million during the six months ended June 30, 2010 from approximately $466.0 million for the six months ended June 30, 2009. The decrease was primarily attributable to a decrease in cash flows from working capital changes, partially offset by a 46% increase in net income during the six months ended June 30, 2010 compared to the same period in 2009.

Investing Activities

Cash used in investing activities was approximately $402.5 million during the six months ended June 30, 2010 compared to $672.7 million during the six months ended June 30, 2009. The decrease was due primarily to an approximate $139.8 million decrease in purchases of property and equipment as well as approximate $149.6 million decrease in net purchases of short term investments.

Financing Activities

Cash used in financing activities was $87.8 million during the six months ended June 30, 2010 compared to cash provided by financing activities of approximately $378.6 million during the six months ended June 30, 2009. The difference between cash used in financing activities for the six months ended June 30, 2010 and the cash provided by financing activities for the six months ended June 30, 2009 was due primarily to $480.3 million in net proceeds from the issuance of the New 9 1/4% Senior Notes in January 2009, partially offset by an approximate $19.1 million decrease in cash used for changes in book overdraft.

Capital Lease Obligations

We have entered into various non-cancelable capital lease agreements, with expirations through 2025. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense. As of June 30, 2010, we had approximately $189.8 million of capital lease obligations, with $3.9 million and $185.9 million recorded in current maturities of long-term debt and long-term debt, respectively.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures. We currently expect to incur capital expenditures in the range of $600.0 million to $800.0 million on a consolidated basis for the year ending December 31, 2010.

During the six months ended June 30, 2010, we incurred $315.3 million in capital expenditures. During the year ended December 31, 2009, we incurred approximately $831.7 million in capital expenditures. The capital expenditures for the six months ended June 30, 2010 were primarily associated with our efforts to increase the service area and capacity of our existing network through the addition of cell sites, DAS, switches and upgrade of our network to 4G LTE in select metropolitan areas.

Other Acquisitions and Dispositions. On February 2, 2010, we entered into a like-kind spectrum exchange agreement covering licenses in certain markets with another service provider, or Service Provider. The Service Provider will acquire 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas; Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in certain other Washington markets, as well as an additional 10 MHz of PCS spectrum in Sacramento, California. We will acquire 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas and Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in Santa Barbara, California, and Tampa-St. Petersburg-Clearwater, Florida. Consummation of this spectrum exchange agreement is subject to customary closing conditions, including final FCC consent, which was granted on July 9, 2010, but has not yet become final. In addition, we have entered into short-term lease agreements with the Service Provider that, subject to FCC approval, authorize the Service Provider and us to use the spectrum covered by the spectrum exchange agreement until the spectrum exchange is consummated.

On July 23, 2010, we entered into a like-kind spectrum exchange agreement for licenses in certain metropolitan areas with the Service Provider. Consummation of this spectrum exchange agreement is subject to customary closing conditions, including final FCC consent. We will acquire 10 MHz of AWS spectrum in Orlando in exchange for 10 MHz of PCS spectrum in Ft. Pierce-Vero Beach-Stuart, Florida, 20 MHz of partitioned AWS spectrum in the Salt Lake City and Portland cellular marketing areas and a cash payment. In addition, we entered into a short-term lease agreement with the Service Provider that, subject to FCC approval, will allow us to use the spectrum to be exchanged until the spectrum exchange agreement is consummated.

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

As of June 30, 2010, we had approximately $1.5 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25%. The interest rate on the outstanding debt under our senior secured credit facility as of June 30, 2010 was 3.765%, which includes the impact of our interest rate protection agreements. In March 2009, we entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure. These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 4.381%. The monthly interest settlement periods began on February 1, 2010. These agreements expire on February 1, 2012. If market LIBOR rates increase 100 basis points over the rates in effect at June 30, 2010, annual interest expense on the approximate $540.0 million in variable rate debt that is not subject to interest rate protection agreements would increase approximately $5.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. Other than the matter listed below we are not currently party to any pending legal proceedings that we believe could, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We intend to vigorously pursue defenses in all matters in which we are involved and engage in discussions where possible to resolve these matters on terms favorable to us. We believe that any amounts alleged in the matters discussed below for which we are allegedly liable are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. It is possible, however, that our business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, significant settlement costs and/or unfavorable damage awards relating to such matters.

MetroPCS, certain current officers and a director (collectively, the “defendants”) have been named as defendants in a securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about MetroPCS’ business, prospects and operations. The claims are based upon various alleged public statements made during the period from February 26, 2009 through November 4, 2009. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorneys’ fees, other expenses, and costs. On February 16, 2010, Kevin Hopson, an alleged MetroPCS shareholder, filed a motion in the United States District Court for the Northern District of Texas seeking to be designated as the lead plaintiff in this action. On May 11, 2010, the Court appointed Kevin Hopson as lead plaintiff and Plaintiff (an individual on behalf of others similarly situated) on June 25, 2010 filed an amended complaint. Pursuant to the parties’ agreed schedule, defendants’ motion to dismiss or answer is due on August 9, 2010. Due to the complex nature of the legal and factual issues involved in this action, the outcome is not presently determinable. If this matter were to proceed beyond the pleading stage, MetroPCS could be required to incur substantial costs and expenses to defend this matter and/or be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010, other than the changes and additions to the Risk Factors set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and as set forth below. You should be aware that the risk factors included in all our filings with the SEC and those as modified in this section and other information contained in our filings with the SEC may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Our ability to provide service to our customers and generate revenues could be harmed by adverse regulatory action.

Our FCC licenses are major assets that we use to provide our services. Our FCC licenses are subject to revocation and we may be subject to fines, forfeitures, penalties or other sanctions, including the imposition of mandatory reporting requirements, license conditions, corporate monitors, forfeiture of existing licenses, and limitations on our ability to participate in future FCC auctions, if the FCC were to find that we are not in compliance with its rules or the requirements of the Communications Act. Many of our licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the applicable construction requirement. If the FCC finds that our construction, or the construction of prior licensees, is insufficient, the FCC could, among other things, find that we are not a qualified licensee and revoke any or all of our licenses. In addition, a failure to comply with applicable license conditions or regulatory requirements could result in revocation or termination of our licenses, in the loss of rights to serve unbuilt areas and/or fines and forfeitures. We have had inquiries from regulatory agencies regarding our compliance with regulatory requirements and we may in the future receive additional inquiries. We have responded, are in the process of responding, or will respond to such inquiries. We cannot give any assurances that the FCC will agree with our compliance efforts or that the FCC will not impose fines, fees, or forfeitures, seek a consent decree, or take other adverse action against us.

We must renew our FCC licenses periodically. Renewal applications are subject to FCC review and public comment to ensure that licensees meet their licensing requirements and comply with other applicable FCC requirements, rules and regulations. For all PCS, AWS and 700 MHz licenses, the FCC also requires that a licensee provide substantial service in order to receive a renewal expectancy. There is no guarantee that the FCC will find our completed system construction sufficient to meet the build out or renewal requirement. Additionally, while incumbent licensees enjoy a certain renewal expectancy if they provide substantial service, the substantial service standard is not well articulated and there is no guarantee that the FCC will conclude that we are providing substantial service, that we are entitled to a renewal expectancy, or will renew all or any of our licenses, without the imposition of adverse conditions. The FCC recently released a Notice of Proposed Rulemaking seeking to create consistent requirements for renewal of licenses, consistent consequences for discontinuance of service, and to clarify certain construction obligations. The proposed changes to the existing renewal and discontinuance of service requirements may be applied retroactively to existing licenses that will be renewed in the future. If the changed requirements are applied retroactively to our existing licenses, the FCC may determine that our, or the construction taken by prior licensees, or the actions taken by us, or the prior licensees, relating to discontinuance of service does not satisfy such changed requirements and determine not to renew our licenses. If we fail to file for renewal of any particular license at the appropriate time, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal or be subject to a competing application. The FCC also may impose additional regulatory requirements or conditions on our licenses or our business and may impose a substantial renewal fee to allow a licensee to continue to use a particular spectrum. Such additional regulatory requirements, fees or conditions could increase the cost of doing business, could cause disruption to existing networks, and could require us to make substantial investments. Any loss or impairment of any of these licenses, failure to renew, fines and forfeitures, the imposition of conditions, or other actions by the FCC could have a material adverse effect on our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	MetroPCS Communications, Inc. Severance Plan and Summary Plan Description

10.2	Form Change in Control Agreement

10.3	Form Amendment to the MetroPCS Communications, Inc. Nonqualified Stock Option Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan

10.4	Form Amendment to the MetroPCS Communications, Inc. Restricted Stock Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan

10.5	Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS , Inc.

10.6*	MetroPCS Communications Inc. 2010 Equity Incentive Compensation Plan (incorporated herein by reference to Annex A to MetroPCS Communications, Inc.’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders filed on Schedule 14A with the Commission on April 19, 2010).

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	XBRL Instance Document

* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.

Date: August 9, 2010	By:	/s/ Roger D. Linquist
Roger D. Linquist
President, Chief Executive Officer and Chairman of the Board

Date: August 9, 2010	By:	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	MetroPCS Communications, Inc. Severance Plan and Summary Plan Description

10.2	Form Change in Control Agreement

10.3	Form Amendment to the MetroPCS Communications, Inc. Nonqualified Stock Option Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan

10.4	Form Amendment to the MetroPCS Communications, Inc. Restricted Stock Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan

10.5	Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS , Inc.

10.6*	MetroPCS Communications Inc. 2010 Equity Incentive Compensation Plan (incorporated herein by reference to Annex A to MetroPCS Communications, Inc.’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders filed on Schedule 14A with the Commission on April 19, 2010).

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	XBRL Instance Document

* Incorporated by reference