Form 10-Q
period 2010-09-30
METROPCS COMMUNICATIONS INC
filed 2010-11-05
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

On October 29, 2010, there were 354,414,781 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q

*	No reportable information under this item.

PART I.

FINANCIAL INFORMATION

Item  1. Financial Statements

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

(Unaudited)

	September 30, 2010 (1)	December 31, 2009 (1)
CURRENT ASSETS:
Cash and cash equivalents	$889,784	$929,381
Short-term investments	1,012,632	224,932
Inventories, net	126,201	147,401
Accounts receivable (net of allowance for uncollectible accounts of $2,462 and $2,045 at September 30, 2010 and December 31, 2009, respectively)	46,737	51,536
Prepaid expenses	60,043	48,353
Deferred charges	63,677	59,414
Deferred tax assets	5,959	1,948
Other current assets	40,721	28,426

Total current assets	2,245,754	1,491,391
Property and equipment, net	3,423,533	3,252,213
Restricted cash and investments	13,632	15,438
Long-term investments	6,319	6,319
FCC licenses	2,490,629	2,470,181
Other assets	140,746	150,475

Total assets	$8,320,613	$7,386,017

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$418,873	$558,366
Current maturities of long-term debt	20,446	19,326
Deferred revenue	198,128	187,654
Current portion of cash flow hedging derivatives	18,015	24,157
Other current liabilities	33,546	7,966

Total current liabilities	689,008	797,469
Long-term debt, net	4,314,105	3,625,949
Deferred tax liabilities	631,969	512,306
Deferred rents	95,950	80,487
Other long-term liabilities	82,916	81,664

Total liabilities	5,813,948	5,097,875

COMMITMENTS AND CONTINGENCIES (See Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at September 30, 2010 and December 31, 2009	0	0
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 354,362,405 and 352,711,263 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	35	35
Additional paid-in capital	1,673,934	1,634,754
Retained earnings	844,557	664,693
Accumulated other comprehensive loss	(10,275)	(11,340)
Less treasury stock, at cost, 209,633 and no treasury shares at September 30, 2010 and December 31, 2009, respectively	(1,586)	0

Total stockholders’ equity	2,506,665	2,288,142

Total liabilities and stockholders’ equity	$8,320,613	$7,386,017

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

As of September 30, 2010, $866.4 million related to the consolidated VIE were included in the Company’s total assets, which consist of $22.0 million of cash and cash equivalents, $0.1 million of accounts receivable, net, $8.1 million of prepaid expenses, $0.6 million of other current assets, $520.1 million of property and equipment, net, $0.3 million of restricted cash and investments, $293.6 million of FCC licenses and $21.6 million of other assets.

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

As of September 30, 2010, $45.9 million related to the consolidated VIE were included in the Company’s total liabilities, which consist of $7.0 million of accounts payable and accrued expenses, $0.3 million of current maturities of long-term debt, $14.5 million of long-term debt, net, $14.3 million of deferred rents, and $9.8 million of other long-term liabilities.

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

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share information)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
REVENUES:
Service revenues	$942,251	$812,340	$2,717,671	$2,305,888
Equipment revenues	78,538	83,253	286,156	244,646

Total revenues	1,020,789	895,593	3,003,827	2,550,534

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $99,706, $88,232, $290,532 and $240,803, shown separately below)	313,688	298,288	906,508	812,596
Cost of equipment	256,265	199,092	805,357	651,511
Selling, general and administrative expenses (excluding depreciation and amortization expense of $14,098, $10,745, $40,374 and $31,294, shown separately below)	147,431	138,460	465,940	417,191
Depreciation and amortization	113,804	98,977	330,906	272,097
(Gain) loss on disposal of assets	(18,333)	2,569	(16,461)	(8,328)

Total operating expenses	812,855	737,386	2,492,250	2,145,067

Income from operations	207,934	158,207	511,577	405,467

OTHER EXPENSE (INCOME):
Interest expense	65,726	70,391	198,710	199,358
Interest income	(497)	(855)	(1,353)	(2,120)
Other expense (income), net	462	397	1,396	1,407
Loss on extinguishment of debt	15,590	0	15,590	0
Impairment loss on investment securities	0	374	0	1,827

Total other expense	81,281	70,307	214,343	200,472

Income before provision for income taxes	126,653	87,900	297,234	204,995

Provision for income taxes	(49,366)	(14,350)	(117,370)	(61,276)

Net income	$77,287	$73,550	$179,864	$143,719

Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	137	776	261	665
Unrealized losses on cash flow hedging derivatives, net of tax	(3,355)	(8,570)	(13,573)	(12,197)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax	(74)	(147)	(207)	(167)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax	2,780	8,939	14,584	23,777

Total other comprehensive income	(512)	998	1,065	12,078

Comprehensive income	$76,775	$74,548	$180,929	$155,797

Net income per common share: (See Note 10)
Basic	$0.22	$0.21	$0.51	$0.41

Diluted	$0.22	$0.21	$0.50	$0.40

Weighted average shares:
Basic	353,954,532	352,182,656	353,342,910	351,732,660

Diluted	356,423,216	355,359,436	355,593,779	356,511,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$179,864	$143,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330,906	272,097
Provision for uncollectible accounts receivable	38	191
Deferred rent expense	15,648	17,765
Cost of abandoned cell sites	1,450	6,148
Stock-based compensation expense	35,103	35,767
Non-cash interest expense	10,049	8,176
Gain on disposal of assets	(16,461)	(8,328)
Loss on extinguishment of debt	15,590	0
Gain on sale of investments	(340)	(272)
Impairment loss on investment securities	0	1,827
Accretion of asset retirement obligations	2,772	3,716
Other non-cash expense	1,455	1,168
Deferred income taxes	114,105	85,070
Changes in assets and liabilities:
Inventories, net	21,199	67,831
Accounts receivable, net	4,761	(13,305)
Prepaid expenses	(11,885)	(22,123)
Deferred charges	(4,263)	11,121
Other assets	15,730	9,565
Accounts payable and accrued expenses	(50,921)	171,442
Deferred revenue	10,474	12,438
Other liabilities	4,117	(24,599)

Net cash provided by operating activities	679,391	779,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(547,943)	(636,522)
Change in prepaid purchases of property and equipment	60,348	(10,211)
Proceeds from sale of property and equipment	7,643	4,836
Purchase of investments	(1,174,773)	(374,227)
Proceeds from maturity of investments	387,500	150,000
Change in restricted cash and investments	1,262	(13,112)
Acquisitions of FCC licenses	(3,686)	(16,567)
Proceeds from exchange of FCC licenses	0	949

Net cash used in investing activities	(1,269,649)	(894,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(78,765)	(100,368)
Proceeds from senior note offerings	992,770	492,250
Debt issuance costs	(24,250)	(11,925)
Repayment of debt	(12,000)	(12,000)
Retirement of 9 1/4% Senior Notes	(327,529)	0
Payments on capital lease obligations	(2,923)	(2,680)
Purchase of treasury stock	(1,586)	0
Proceeds from exercise of stock options	4,944	7,793

Net cash provided by financing activities	550,661	373,070

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,597)	257,630
CASH AND CASH EQUIVALENTS, beginning of period	929,381	697,948

CASH AND CASH EQUIVALENTS, end of period	$889,784	$955,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements include the balances and results of operations of MetroPCS Communications, Inc. (“MetroPCS”) and its consolidated subsidiaries (collectively, the “Company”). MetroPCS indirectly owns, through its wholly-owned subsidiaries, 85% of the limited liability company member interest in Royal Street Communications, LLC (“Royal Street Communications”). The condensed consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries as well as the balances and results of operations of Royal Street Communications and its wholly-owned subsidiaries (collectively, “Royal Street”). The Company consolidates its interest in Royal Street in accordance with ASC 810 as a VIE. The Company examined specific criteria and considered factors such as design of Royal Street, risk and reward sharing, voting rights, and involvement in significant capital and operating decisions in reaching its conclusion to consolidate Royal Street. All intercompany accounts and transactions between MetroPCS and its wholly-owned subsidiaries and Royal Street have been eliminated in the consolidated financial statements. The redeemable ownership interest in Royal Street is included in other current liabilities as of September 30, 2010 due to the controlling member exercising its right to put to MetroPCS Wireless, Inc. (“Wireless”) its entire membership interest in Royal Street Communications. The purchase of the membership interest in Royal Street Communications is conditioned on receipt of Federal Communications Commission (“FCC”) consent, which was granted on October 8, 2010, but has not yet become final and is expected to close on or after December 22, 2010. The redeemable ownership interest in Royal Street is included in other long-term liabilities as of December 31, 2009.

The condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended September 30, 2010 and 2009, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company has thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. Effective January 1, 2010, in accordance with the provisions of ASC 280 (Topic 280, “Segment Reporting”), the Company aggregates its thirteen operating segments into one reportable segment.

Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. Beginning in January 2010, the Company introduced a new family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports fees for the tax inclusive plans in cost of service on the accompanying condensed consolidated statements of income and comprehensive income. When the Company separately assesses these fees on its customers for those service plans that do not include taxes or regulatory fees, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying condensed consolidated statements of income and comprehensive income. For the three months ended September 30, 2010 and 2009, the Company recorded $18.5 million and $47.5 million, respectively, of FUSF, E-911 and other fees on a gross basis. For the nine months ended September 30, 2010 and 2009, the Company recorded $63.1 million and $124.1 million, respectively, of FUSF, E-911 and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying condensed consolidated statements of income and comprehensive income.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

2. Share-based Payments:

In accordance with ASC 718 (Topic 718, “Compensation – Stock Compensation”), the Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted and restricted stock awards to employees. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense was $11.8 million and $12.4 million for the three months ended September 30, 2010 and 2009, respectively. Cost of service for the three months ended September 30, 2010 and 2009 includes $0.9 million and $1.1 million, respectively, of stock-based compensation. For the three months ended September 30, 2010 and 2009, selling, general and administrative expenses include $10.9 million and $11.3 million, respectively, of stock-based compensation. Stock-based compensation expense was $35.1 million and $35.8 million for the nine months ended September 30, 2010 and 2009, respectively. Cost of service for the nine months ended September 30, 2010 and 2009 includes $2.7 million and $3.1 million, respectively, of stock-based compensation. For the nine months ended September 30, 2010 and 2009, selling, general and administrative expenses include $32.4 million and $32.7 million, respectively, of stock-based compensation.

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company’s common stock which become fully tradable upon vesting. During the three and nine months ended September 30, 2010, pursuant to the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, the Company issued 65,000 and 1,916,674 restricted stock awards, respectively, to certain employees and, in 2010 to the directors of MetroPCS. During the three and nine months ended September 30, 2009, pursuant to the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, the Company issued 25,600 and 1,380,710 restricted stock awards, respectively, to certain employees. The restricted stock awards granted to employees generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly or quarterly basis thereafter. The Company determined the grant-date fair value of the restricted stock awards granted during the three months ended September 30, 2010 and 2009 to be approximately $0.6 million and $0.2 million, respectively, based on the closing price of the Company’s common stock on the New York Stock Exchange on the grant dates. The Company determined the grant-date fair value of the restricted stock awards granted during the nine months ended September 30, 2010 and 2009 to be approximately $12.4 million and $19.8 million, respectively, based on the closing price of the Company’s common stock on the New York Stock Exchange on the grant dates. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant, will be recognized on a ratable basis over the four-year vesting period.

Vesting in the restricted stock awards triggers an income tax obligation for the employee that is required to be remitted to the relevant tax authorities. To effect the tax withholding, the Company has agreed to repurchase a sufficient number of common shares from the employee to cover the income tax obligation. The stock repurchase is being accounted for as treasury stock. During the three and nine months ended September 30, 2010, the Company repurchased 82,778 and 209,633 shares of stock, respectively, from certain employees to settle the income tax obligation associated with vesting in restricted stock awards.

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of September 30, 2010
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$0	$(6)	$1
U.S. Treasury Securities	1,012,401	230	0	1,012,631

Total short-term investments	$1,012,408	$230	$(6)	$1,012,632

	As of December 31, 2009
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$0	$(5)	$2
U.S. Treasury Securities	224,790	140	0	224,930

Total short-term investments	$224,797	$140	$(5)	$224,932

The cost and aggregate fair values of short-term investments by contractual maturity at September 30, 2010 were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value
Less than one year	$1,012,401	$1,012,631

4. Derivative Instruments and Hedging Activities:

In March 2009, Wireless entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure under Wireless’ senior secured credit facility, as amended, (the “Senior Secured Credit Facility”), pursuant to which Wireless may borrow up to approximately $1.7 billion. These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 5.246%. These agreements expire on February 1, 2012.

Interest rate protection agreements are entered into to manage interest rate risk associated with Wireless’ variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three and nine months ended September 30, 2010, the change in fair value did not result in ineffectiveness.

At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $18.0 million of net losses that are reported in accumulated other comprehensive loss at September 30, 2010 are expected to be reclassified into earnings within the next 12 months.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Cross-default Provisions

Wireless’ interest rate protection agreements contain cross-default provisions to its Senior Secured Credit Facility. Wireless’ Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the Senior Secured Credit Facility. If Wireless were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position on September 30, 2010 is $23.2 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Current portion of cash flow hedging derivatives	$(18,015)	Current portion of cash flow hedging derivatives	$(24,157)
Interest rate protection agreements	Other long-term liabilities	(5,186)	Other long-term liabilities	(702)

Total derivatives designated as hedging instruments under ASC 815		$(23,201)		$(24,859)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income For the Three Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009
Interest rate protection agreements	$(5,591)	$(13,954)	Interest expense	$(4,663)	$(14,581)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income For the Nine Months Ended September 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009
Interest rate protection agreements	$(22,246)	$(19,915)	Interest expense	$(23,904)	$(38,862)

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

5. Property and Equipment:

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Construction-in-progress	$383,328	$283,365
Network infrastructure (1)	4,074,217	3,756,300
Office equipment and software	197,023	158,732
Leasehold improvements	57,295	55,631
Furniture and fixtures	15,887	14,033
Vehicles	401	401

	4,728,151	4,268,462
Accumulated depreciation and amortization (1)	(1,304,618)	(1,016,249)

Property and equipment, net	$3,423,533	$3,252,213

(1)	As of September 30, 2010 and December 31, 2009, approximately $203.9 million and $183.4 million, respectively, of network infrastructure assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $20.1 million and $9.8 million as of September 30, 2010 and December 31, 2009, respectively.

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

FCC Licenses on the accompanying condensed consolidated balance sheets include the Company’s microwave relocation costs. The licenses and microwave relocation costs are recorded at cost. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. As such, under the provisions of ASC 350 (Topic 350, “Intangibles-Goodwill and Other”), the Company does not amortize PCS, AWS and 700 MHz licenses and microwave relocation costs (collectively, its “indefinite-lived intangible assets”) as they are considered to have indefinite lives and together represent the cost of the Company’s spectrum. The carrying value of FCC licenses and microwave relocation costs was approximately $2.5 billion as of September 30, 2010.

In accordance with the requirements of ASC 350, the Company performs its annual indefinite-lived intangible assets impairment test as of each September 30th or more frequently if events or changes in circumstances indicate that the carrying value of the indefinite-lived intangible assets might be impaired. The impairment test consists of a comparison of the estimated fair value with the carrying value. The Company estimates the fair value of its indefinite-lived intangible assets using a direct value methodology in accordance with ASC 805 (Topic 805, “Business Combinations”). The direct value approach determines fair value using a discounted cash flow model. Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of the Company’s historical performance and trends, its business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include the weighted average cost of capital and long-term rate of growth for the business. The Company believes

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

that its estimates are consistent with assumptions that marketplace participants would use to estimate fair value. The Company corroborates its determination of fair value of the indefinite-lived intangible assets, using the discounted cash flow approach described above, with other market-based valuation metrics. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible assets and charged to results of operations.

For the purpose of performing the annual impairment test as of September 30, 2010, the indefinite-lived intangible assets were aggregated and combined into a single unit of accounting. The Company believes that utilizing its indefinite-lived intangible assets as a group represents the highest and best use of the assets, and the value of the indefinite-lived intangible assets would not be significantly impacted by a sale of one or a portion of the indefinite-lived intangible assets, among other factors. As of September 30, 2010, no impairment was recognized as the fair value of the indefinite-lived intangible assets was in excess of the carrying value. Although the Company does not expect its estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within the discounted cash flow model when determining the fair value of the indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for the indefinite-lived intangible assets and may affect any related impairment charge. The most significant assumptions within the Company’s discounted cash flow model are the discount rate, the projected growth rate and management’s future business plans. A one percent decline in annual revenue growth rates, a one percent decline in annual net cash flows or a one percent increase in discount rate would not result in an impairment related to the combined single unit of accounting as of September 30, 2010.

Furthermore, if any of the indefinite-lived intangible assets are subsequently determined to have a finite useful life, such assets would be tested for impairment in accordance with ASC 360 (Topic 360,“Property, Plant, and Equipment”), and the intangible assets would then be amortized prospectively over the estimated remaining useful life. There also have been no subsequent indicators of impairment and accordingly, no subsequent interim impairment tests were performed.

Other Spectrum Acquisitions

During the three and nine months ended September 30, 2009, the Company closed on various agreements for the acquisition and exchange of spectrum in the net aggregate amount of approximately $4.3 million and $14.6 million, respectively, in cash.

On July 27, 2010, the Company entered into a like-kind spectrum exchange agreement for licenses in certain metropolitan areas with another service provider (“Service Provider”). Consummation of this spectrum exchange agreement is subject to customary closing conditions, including final FCC consent. The Company will acquire 10 MHz of AWS spectrum in Orlando in exchange for 10 MHz of PCS spectrum in Ft. Pierce-Vero Beach-Stuart, Florida, 20 MHz of partitioned AWS spectrum in the Salt Lake City and Portland cellular marketing areas and total cash consideration of $3.0 million.

On August 23, 2010, the Company closed on a like-kind spectrum exchange agreement covering licenses in certain markets with the Service Provider. The Service Provider acquired 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas; Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in certain other Washington markets, as well as an additional 10 MHz of PCS spectrum in Sacramento, California. The Company acquired 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas and Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in Santa Barbara, California, and Tampa-St. Petersburg-Clearwater, Florida. The exchange of spectrum resulted in a gain on disposal of assets in the amount of $19.2 million.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Accounts payable	$92,640	$164,246
Book overdraft	5,673	84,438
Accrued accounts payable	110,967	131,644
Accrued liabilities	22,784	26,009
Payroll and employee benefits	38,000	30,923
Accrued interest	69,689	42,098
Taxes, other than income	71,173	71,513
Income taxes	7,947	7,495

Accounts payable and accrued expenses	$418,873	$558,366

8. Long-term Debt:

Long-term debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
9 1/4% Senior Notes	$1,636,950	$1,950,000
7 7/8% Senior Notes	1,000,000	0
Senior Secured Credit Facility	1,536,000	1,548,000
Capital Lease Obligations	202,115	181,194

Total long-term debt	4,375,065	3,679,194
Add: unamortized discount on debt	(40,514)	(33,919)

Total debt	4,334,551	3,645,275
Less: current maturities	(20,446)	(19,326)

Total long-term debt	$4,314,105	$3,625,949

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

On September 21, 2010, Wireless completed a cash tender offer to purchase $313.1 million of outstanding aggregate principal amount of the initial and additional 9 1/4% Senior Notes at a price equal to 104.625% (the “Tender Offer”) for total cash consideration of $327.5 million. The Tender Offer resulted in a loss on extinguishment of debt in the amount of $15.6 million.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

7 7/8% Senior Notes due 2018

On September 21, 2010, Wireless completed the sale of $1.0 billion of principal amount of 7 7/8% Senior Notes due 2018 (“7 7/8% Senior Notes”). The terms of the 7 7/8% Senior Notes are governed by the indenture and the first supplemental indenture, dated September 21, 2010, among Wireless, the guarantors party thereto and the trustee. The net proceeds of the sale of the 7 7/8% Senior Notes were $974.9 million after underwriter fees, discounts and other debt issuance costs of $25.1 million.

Senior Secured Credit Facility

Wireless entered into the Senior Secured Credit Facility, as amended, which consists of a $1.6 billion term loan facility and a $100.0 million revolving credit facility. On November 3, 2006, Wireless borrowed $1.6 billion under the Senior Secured Credit Facility. The term loan facility is repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature in November 2013 and the revolving credit facility will mature in November 2011.

On July 16, 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement (the “Amendment”) which amends and restates the Senior Secured Credit Facility. The Amendment amends the Senior Secured Credit Facility to, among other things, extend the maturity of $1.0 billion of existing term loans under the Senior Secured Credit Facility to November 2016, increase the interest rate to LIBOR plus 3.50% on the extended portion only and reduce the revolving credit facility from $100.0 million to $67.5 million. The remaining $536.0 million will mature in 2013 and the interest rate continues to be LIBOR plus 2.25%. This modification did not result in a loss on extinguishment of debt.

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

The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of September 30, 2010 was 4.593%, which includes the impact of Wireless’ interest rate protection agreements (See Note 4).

Capital Lease Obligations

The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2025. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of September 30, 2010, the Company had approximately $202.1 million of capital lease obligations, with $4.4 million and $197.7 million recorded in current maturities of long-term debt and long-term debt, respectively.

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2010, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$889,784	$0	$0	$889,784
Short-term investments	1,012,632	0	0	1,012,632
Restricted cash and investments	13,632	0	0	13,632
Long-term investments	0	0	6,319	6,319

Total assets measured at fair value	$1,916,048	$0	$6,319	$1,922,367

Liabilities
Derivative liabilities	$0	$23,201	$0	$23,201

Total liabilities measured at fair value	$0	$23,201	$0	$23,201

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

The following table summarizes the changes in fair value of the Company’s derivative liabilities included in Level 2 assets, as required by ASC 820 (in thousands):

Fair Value Measurements of Derivative Liabilities Using Level 2 Inputs	Derivative Liabilities
	Three Months Ended September 30,
	2010	2009
Beginning balance	$22,273	$36,643
Total losses (realized or unrealized):
Included in earnings (1)	4,663	14,581
Included in accumulated other comprehensive loss	(5,591)	(13,954)
Transfers in and/or out of Level 2	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$23,201	$36,016

(1)	Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Fair Value Measurements of Derivative Liabilities Using Level 2 Inputs	Derivative Liabilities
	Nine Months Ended September 30,
	2010	2009
Beginning balance	$24,859	$54,963
Total losses (realized or unrealized):
Included in earnings (2)	23,904	38,862
Included in accumulated other comprehensive loss	(22,246)	(19,915)
Transfers in and/or out of Level 2	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$23,201	$36,016

(2)	Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

The following table summarizes the changes in fair value of the Company’s Level 3 assets, as required by ASC 820 (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Three Months Ended September 30,
	2010	2009
Beginning balance	$6,319	$3,837
Total losses (realized or unrealized):
Included in earnings (3)	0	374
Included in accumulated other comprehensive loss	0	(383)
Transfers in and/or out of Level 3	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$6,319	$3,846

(3)	Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the condensed consolidated statements of income and comprehensive income.

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Nine Months Ended September 30,
	2010	2009
Beginning balance	$6,319	$5,986
Total losses (realized or unrealized):
Included in earnings (4)	0	1,827
Included in accumulated other comprehensive loss	0	313
Transfers in and/or out of Level 3	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$6,319	$3,846

(4)	Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the condensed consolidated statements of income and comprehensive income.

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,536,000	$1,505,280	$1,548,000	$1,470,600
9 1/4% Senior Notes	1,636,950	1,714,705	1,950,000	1,979,250
7 7/8% Senior Notes	1,000,000	1,015,000	0	0
Cash flow hedging derivatives	23,201	23,201	24,859	24,859
Short-term investments	1,012,632	1,012,632	224,932	224,932
Long-term investments	6,319	6,319	6,319	6,319

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at September 30, 2010 and December 31, 2009 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

10. Net Income Per Common Share:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic EPS:
Net income applicable to common stock	$77,287	$73,550	$179,864	$143,719
Amount allocable to common shareholders	99.2%	99.6%	99.2%	99.6%

Rights to undistributed earnings	$76,695	$73,272	$178,482	$143,175

Weighted average shares outstanding—basic	353,954,532	352,182,656	353,342,910	351,732,660

Net income per common share—basic	$0.22	$0.21	$0.51	$0.41

Diluted EPS:
Rights to undistributed earnings	$76,695	$73,272	$178,482	$143,175

Weighted average shares outstanding—basic	353,954,532	352,182,656	353,342,910	351,732,660
Effect of dilutive securities:
Stock options	2,468,684	3,176,780	2,250,869	4,778,900

Weighted average shares outstanding—diluted	356,423,216	355,359,436	355,593,779	356,511,560

Net income per common share—diluted	$0.22	$0.21	$0.50	$0.40

In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. During the three and nine months ended September 30, 2010 and 2009, the Company issued restricted stock awards. Unvested shares of restricted stock are participating securities such that they have rights to receive forfeitable dividends. In accordance with ASC 260, the unvested restricted stock was considered a “participating security” for purposes of computing earnings per common share and was therefore included in the computation of basic and diluted earnings per common share.

Under the restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the three and nine months ended September 30, 2010 and 2009, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the three and nine months ended September 30, 2010, approximately 2.7 million of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture. For the three and nine months ended September 30, 2009, approximately 1.3 million of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three months ended September 30, 2010 and 2009, 22.3 million and 23.0 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the nine months ended September 30, 2010 and 2009, 25.2 million and 15.7 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

11. Commitments and Contingencies:

The Company has entered into pricing agreements with various handset manufacturers for the purchase of wireless handsets at specified prices. The terms of these agreements expire on various dates through June 30, 2011. The total aggregate commitment outstanding under these pricing agreements is approximately $62.3 million.

Litigation

The Company is involved in litigation from time to time, including litigation regarding intellectual property claims, that it considers to be in the normal course of business. Legal proceedings are inherently unpredictable, and the matters in which the Company is involved often present complex legal and factual issues. The Company intends to vigorously pursue defenses in all matters in which it is involved and engage in discussions where possible to resolve these matters on terms favorable to the Company. The Company believes that any amounts alleged in the matters discussed below for which it is allegedly liable are not necessarily meaningful indicators of the Company’s potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved. It is possible, however, that the Company’s business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, significant settlement costs and/or unfavorable damage awards relating to such matters. Other than the matter listed below, the Company is not currently party to any pending legal proceedings that it believes could, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company, certain current officers and a director (collectively, the “defendants”) have been named as defendants in a securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about the Company’s business, prospects and operations. The claims are based upon various alleged public statements made during the period from February 26, 2009 through November 4, 2009. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorneys’ fees, other expenses, and costs. Defendants’ filed a motion to dismiss on August 9, 2010. Plaintiff filed its opposition to Defendant’s motion to dismiss on September 8, 2010, and Defendants’ reply was filed on October 8, 2010. Due to the complex nature of the legal and factual issues involved in this action, the outcome is not presently determinable nor is a loss considered probable or reasonably estimatable. If this matter were to proceed beyond the pleading stage, the Company could be required to incur substantial costs and expenses to defend this matter and/or be required to pay substantial damages or settlement costs, which could materially adversely affect the Company’s business, financial condition and results of operations.

12. Supplemental Cash Flow Information:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash paid for interest	$160,741	$136,675
Cash paid for income taxes	2,359	3,712

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Non-cash investing activities

The Company’s accrued purchases of property and equipment were $71.1 million and $11.1 million as of September 30, 2010 and 2009, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

During the nine months ended September 30, 2010, the Company returned obsolete network infrastructure assets to one of its vendors in exchange for $19.9 million in credit towards the purchase of additional network infrastructure assets with the vendor.

Assets acquired under capital lease obligations were $23.6 million and $51.8 million for the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010 and 2009, the Company received $22.0 million and $52.3 million, respectively, in fair value of FCC licenses in exchanges with other parties.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fees received by the Company as compensation for providing billing and collection services included in service revenues	$2.3	$2.0	$6.8	$5.8

Handsets sold to the related-party included in equipment revenues	5.4	4.3	15.4	11.5

	September 30, 2010	December 31, 2009
Accruals for fees collected from customers included in accounts payable and accrued expenses	$4.7	$4.2
Receivables from the related-party included in other current assets	1.7	1.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fees received by the Company as compensation for providing access to the Company’s line information database /calling name data storage included in service revenues	$1.1	$0	$1.7	$0
Fees paid by the Company for wireless caller ID with name services included in cost of service	2.2	0.3	5.4	0.6

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 16% interest in a company that provides advertising services to the Company. The Company paid approximately $1.2 million and $1.3 million to the company for these services during the three months ended September 30, 2010 and 2009, respectively. The Company paid approximately $4.0 million and $3.8 million to the company for these services during the nine months ended September 30, 2010 and 2009, respectively.

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 63% interest in a company that provides DAS leases and maintenance to wireless carriers, including the Company. In addition, another of the Company’s current directors is a general partner of various investment funds which own in the aggregate an approximate 13% interest in the same company. These DAS leases are accounted for as capital or operating leases in the Company’s financial statements. Transactions associated with these leases are included in various line items in the accompanying condensed consolidated balance sheets, condensed consolidated statements of income and comprehensive income, and condensed consolidated statements of cash flows. The Company had the following transactions with this related-party (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating lease payments and related expenses included in cost of service	$2.5	$3.9	$7.6	$9.3
Capital lease maintenance expenses included in cost of service	1.0	0.4	3.3	1.2
DAS equipment depreciation included in depreciation expense	6.0	3.2	17.7	10.2
Capital lease interest included in interest expense	3.6	2.9	10.6	8.6

	September 30, 2010	December 31, 2009
Network service fees included in prepaid charges	$2.6	$2.3
DAS equipment included in property and equipment, net	291.4	257.0
Deferred network service fees included in other assets	18.3	22.1
Lease payments and related fees included in accounts payable and accrued expenses	2.4	4.9
Current portion of capital lease obligations included in current maturities of long-term debt	3.7	2.8
Non-current portion of capital lease obligations included in long-term debt, net	166.3	146.0
Deferred DAS service fees included in other long-term liabilities	1.7	1.3

	Nine Months Ended September 30,
	2010	2009
Capital lease payments included in financing activities	$2.3	$2.2

14. Guarantor Subsidiaries:

In connection with Wireless’ sale of the 9 1/4% Senior Notes and 7 7/8% Senior Notes and its entry into the Senior Secured Credit Facility, MetroPCS, MetroPCS Inc., and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees on the 9 1/4% Senior Notes, 7 7/8% Senior Notes and Senior Secured Credit Facility. These guarantees are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility and the indentures relating to the 9 1/4% Senior Notes and 7 7/8% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility and the indentures relating to the 9 1/4% Senior Notes and 7 7/8% Senior Notes. Royal Street and MetroPCS Finance (the “non-guarantor subsidiaries”) are not guarantors of the 9 1/4% Senior Notes, 7 7/8% Senior Notes or the Senior Secured Credit Facility.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The following information presents condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, condensed consolidating statements of income for the three and nine months ended September 30, 2010 and 2009, and condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009 of the parent company (MetroPCS), the issuer (Wireless), the guarantor subsidiaries and the non-guarantor subsidiaries (Royal Street and MetroPCS Finance). Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Balance Sheet

As of September 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$500,498	$366,670	$665	$21,951	$0	$889,784
Short-term investments	374,862	637,770	0	0	0	1,012,632
Inventories, net	0	117,018	9,183	0	0	126,201
Accounts receivable, net	0	46,591	0	146	0	46,737
Prepaid expenses	0	293	51,639	8,111	0	60,043
Deferred charges	0	63,677	0	0	0	63,677
Deferred tax assets	0	5,959	0	0	0	5,959
Current receivable from subsidiaries	0	707,765	0	17,975	(725,740)	0
Advances to subsidiaries	642,052	586,372	0	3,463	(1,231,887)	0
Other current assets	87	21,504	18,520	610	0	40,721

Total current assets	1,517,499	2,553,619	80,007	52,256	(1,957,627)	2,245,754
Property and equipment, net	0	46,686	2,813,915	562,932	0	3,423,533
Restricted cash and investments	0	13,307	0	325	0	13,632
Long-term investments	6,319	0	0	0	0	6,319
Investment in subsidiaries	984,468	2,550,681	0	0	(3,535,149)	0
FCC licenses	0	3,800	2,193,230	293,599	0	2,490,629
Long-term receivable from subsidiaries	0	712,201	0	0	(712,201)	0
Other assets	0	64,884	54,232	21,630	0	140,746

Total assets	$2,508,286	$5,945,178	$5,141,384	$930,742	$(6,204,977)	$8,320,613

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5	$102,340	$291,531	$24,997	$0	$418,873
Current maturities of long-term debt	0	16,000	3,088	1,358	0	20,446
Current payable to subsidiaries	0	0	17,975	707,765	(725,740)	0
Deferred revenue	0	38,760	159,368	0	0	198,128
Current portion of cash flow hedging derivatives	0	18,015	0	0	0	18,015
Advances from subsidiaries	0	0	1,229,233	2,654	(1,231,887)	0
Other current liabilities	0	26,182	7,332	32	0	33,546

Total current liabilities	5	201,297	1,708,527	736,806	(1,957,627)	689,008
Long-term debt	0	4,116,436	139,937	57,732	0	4,314,105
Long-term payable to subsidiaries	0	0	0	712,201	(712,201)	0
Deferred tax liabilities	1,616	630,353	0	0	0	631,969
Deferred rents	0	0	81,682	14,268	0	95,950
Other long-term liabilities	0	12,624	60,495	9,797	0	82,916

Total liabilities	1,621	4,960,710	1,990,641	1,530,804	(2,669,828)	5,813,948
STOCKHOLDERS’ EQUITY:
Preferred stock	0	0	0	0	0	0
Common stock	35	0	0	0	0	35
Additional paid-in capital	1,673,934	0	0	20,000	(20,000)	1,673,934
Retained earnings (deficit)	844,557	996,928	3,150,743	(620,062)	(3,527,609)	844,557
Accumulated other comprehensive (loss) income	(10,275)	(12,460)	0	0	12,460	(10,275)
Less treasury stock, at cost	(1,586)	0	0	0	0	(1,586)

Total stockholders’ equity	2,506,665	984,468	3,150,743	(600,062)	(3,535,149)	2,506,665

Total liabilities and stockholders’ equity	$2,508,286	$5,945,178	$5,141,384	$930,742	$(6,204,977)	$8,320,613

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Balance Sheet

As of December 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$642,089	$269,836	$682	$16,774	$0	$929,381
Short-term investments	224,932	0	0	0	0	224,932
Inventories, net	0	131,599	15,802	0	0	147,401
Accounts receivable, net	0	51,438	0	98	0	51,536
Prepaid expenses	0	201	40,547	7,605	0	48,353
Deferred charges	0	59,414	0	0	0	59,414
Deferred tax assets	0	1,948	0	0	0	1,948
Current receivable from subsidiaries	0	423,275	0	14,574	(437,849)	0
Advances to subsidiaries	610,505	999,234	0	866	(1,610,605)	0
Other current assets	199	7,848	19,913	466	0	28,426

Total current assets	1,477,725	1,944,793	76,944	40,383	(2,048,454)	1,491,391
Property and equipment, net	0	34,128	2,722,813	495,272	0	3,252,213
Restricted cash and investments	0	15,113	0	325	0	15,438
Long-term investments	6,319	0	0	0	0	6,319
Investment in subsidiaries	804,847	2,162,686	0	0	(2,967,533)	0
FCC licenses	0	3,800	2,172,782	293,599	0	2,470,181
Long-term receivable from subsidiaries	0	829,360	0	0	(829,360)	0
Other assets	0	92,973	32,885	24,617	0	150,475

Total assets	$2,288,891	$5,082,853	$5,005,424	$854,196	$(5,845,347)	$7,386,017

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$0	$223,973	$310,097	$24,296	$0	$558,366
Current maturities of long-term debt	0	16,000	2,451	875	0	19,326
Current payable to subsidiaries	0	0	14,574	423,275	(437,849)	0
Deferred revenue	0	38,502	149,152	0	0	187,654
Current portion of cash flow hedging derivatives	0	24,157	0	0	0	24,157
Advances from subsidiaries	0	0	1,610,605	0	(1,610,605)	0
Other current liabilities	0	84	7,851	31	0	7,966

Total current liabilities	0	302,716	2,094,730	448,477	(2,048,454)	797,469
Long-term debt	0	3,448,081	142,096	35,772	0	3,625,949
Long-term payable to subsidiaries	0	0	0	829,360	(829,360)	0
Deferred tax liabilities	749	511,557	0	0	0	512,306
Deferred rents	0	0	69,574	10,913	0	80,487
Other long-term liabilities	0	15,652	57,084	8,928	0	81,664

Total liabilities	749	4,278,006	2,363,484	1,333,450	(2,877,814)	5,097,875
STOCKHOLDERS’ EQUITY:
Preferred stock	0	0	0	0	0	0
Common stock	35	0	0	0	0	35
Additional paid-in capital	1,634,754	0	0	20,000	(20,000)	1,634,754
Retained earnings (deficit)	664,693	818,343	2,641,940	(499,254)	(2,961,029)	664,693
Accumulated other comprehensive (loss) income	(11,340)	(13,496)	0	0	13,496	(11,340)

Total stockholders’ equity	2,288,142	804,847	2,641,940	(479,254)	(2,967,533)	2,288,142

Total liabilities and stockholders’ equity	$2,288,891	$5,082,853	$5,005,424	$854,196	$(5,845,347)	$7,386,017

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Three Months Ended September 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$0	$0	$946,773	$54,516	$(59,038)	$942,251
Equipment revenues	0	4,437	74,101	0	0	78,538

Total revenues	0	4,437	1,020,874	54,516	(59,038)	1,020,789
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	0	0	339,145	33,581	(59,038)	313,688
Cost of equipment	0	4,118	252,147	0	0	256,265
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	0	320	142,031	5,080	0	147,431
Depreciation and amortization	0	53	95,186	18,565	0	113,804
(Gain) loss on disposal of assets	0	0	(18,315)	(18)	0	(18,333)

Total operating expenses	0	4,491	810,194	57,208	(59,038)	812,855

(Loss) income from operations	0	(54)	210,680	(2,692)	0	207,934
OTHER EXPENSE (INCOME):
Interest expense	0	63,136	2,358	40,541	(40,309)	65,726
Interest income	(456)	(40,319)	(31)	0	40,309	(497)
Other expense (income), net	0	492	947	(977)	0	462
Earnings from consolidated subsidiaries	(76,831)	(165,150)	0	0	241,981	0
Loss on extinguishment of debt	0	15,590	0	0	0	15,590

Total other (income) expense	(77,287)	(126,251)	3,274	39,564	241,981	81,281
Income (loss) before provision for income taxes	77,287	126,197	207,406	(42,256)	(241,981)	126,653
Provision for income taxes	0	(49,366)	0	0	0	(49,366)

Net income (loss)	$77,287	$76,831	$207,406	$(42,256)	$(241,981)	$77,287

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Three Months Ended September 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$0	$0	$813,265	$42,088	$(43,013)	$812,340
Equipment revenues	0	4,335	78,918	0	0	83,253

Total revenues	0	4,335	892,183	42,088	(43,013)	895,593
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	0	0	314,582	26,719	(43,013)	298,288
Cost of equipment	0	4,086	195,006	0	0	199,092
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	0	249	132,984	5,227	0	138,460
Depreciation and amortization	0	73	85,634	13,270	0	98,977
Loss (gain) on disposal of assets	0	0	2,731	(162)	0	2,569

Total operating expenses	0	4,408	730,937	45,054	(43,013)	737,386

(Loss) income from operations	0	(73)	161,246	(2,966)	0	158,207
OTHER EXPENSE (INCOME):
Interest expense	0	69,184	1,678	33,942	(34,413)	70,391
Interest income	(703)	(34,459)	(101)	(5)	34,413	(855)
Other expense (income), net	0	397	0	0	0	397
Earnings from consolidated subsidiaries	(73,221)	(122,766)	0	0	195,987	0
Impairment loss on investment securities	374	0	0	0	0	374

Total other (income) expense	(73,550)	(87,644)	1,577	33,937	195,987	70,307
Income (loss) before provision for income taxes	73,550	87,571	159,669	(36,903)	(195,987)	87,900
Provision for income taxes	0	(14,350)	0	0	0	(14,350)

Net income (loss)	$73,550	$73,221	$159,669	$(36,903)	$(195,987)	$73,550

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Nine Months Ended September 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$0	$0	$2,726,002	$153,377	$(161,708)	$2,717,671
Equipment revenues	0	13,908	272,248	0	0	286,156

Total revenues	0	13,908	2,998,250	153,377	(161,708)	3,003,827
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	0	0	975,689	92,527	(161,708)	906,508
Cost of equipment	0	13,153	792,204	0	0	805,357
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	0	756	449,986	15,198	0	465,940
Depreciation and amortization	0	137	278,391	52,378	0	330,906
(Gain) loss on disposal of assets	0	(19)	(16,071)	(371)	0	(16,461)

Total operating expenses	0	14,027	2,480,199	159,732	(161,708)	2,492,250

(Loss) income from operations	0	(119)	518,051	(6,355)	0	511,577
OTHER EXPENSE (INCOME):
Interest expense	0	191,338	6,655	117,145	(116,428)	198,710
Interest income	(1,279)	(116,448)	(49)	(5)	116,428	(1,353)
Other expense (income), net	0	1,441	2,643	(2,688)	0	1,396
Earnings from consolidated subsidiaries	(178,585)	(387,995)	0	0	566,580	0
Loss on extinguishment of debt	0	15,590	0	0	0	15,590

Total other (income) expense	(179,864)	(296,074)	9,249	114,452	566,580	214,343
Income (loss) before provision for income taxes	179,864	295,955	508,802	(120,807)	(566,580)	297,234
Provision for income taxes	0	(117,370)	0	0	0	(117,370)

Net income (loss)	$179,864	$178,585	$508,802	$(120,807)	$(566,580)	$179,864

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Income

Nine Months Ended September 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Service revenues	$0	$0	$2,308,579	$117,756	$(120,447)	$2,305,888
Equipment revenues	0	11,541	233,105	0	0	244,646

Total revenues	0	11,541	2,541,684	117,756	(120,447)	2,550,534
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense shown separately below)	0	0	854,485	78,558	(120,447)	812,596
Cost of equipment	0	10,808	640,703	0	0	651,511
Selling, general and administrative expenses (excluding depreciation and amortization expense shown separately below)	0	734	400,607	15,850	0	417,191
Depreciation and amortization	0	174	234,203	37,720	0	272,097
(Gain) loss on disposal of assets	0	0	(8,432)	104	0	(8,328)

Total operating expenses	0	11,716	2,121,566	132,232	(120,447)	2,145,067

(Loss) income from operations	0	(175)	420,118	(14,476)	0	405,467
OTHER EXPENSE (INCOME):
Interest expense	0	201,215	1,894	95,535	(99,286)	199,358
Interest income	(4,101)	(97,168)	(125)	(12)	99,286	(2,120)
Other expense (income), net	0	1,407	0	0	0	1,407
Earnings from consolidated subsidiaries	(141,445)	(308,350)	0	0	449,795	0
Impairment loss on investment securities	1,827	0	0	0	0	1,827

Total other (income) expense	(143,719)	(202,896)	1,769	95,523	449,795	200,472
Income (loss) before provision for income taxes	143,719	202,721	418,349	(109,999)	(449,795)	204,995
Provision for income taxes	0	(61,276)	0	0	0	(61,276)

Net income (loss)	$143,719	$141,445	$418,349	$(109,999)	$(449,795)	$143,719

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$179,864	$178,585	$508,802	$(120,807)	$(566,580)	$179,864
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	0	137	278,391	52,378	0	330,906
Provision for uncollectible accounts receivable	0	38	0	0	0	38
Deferred rent expense	0	0	12,152	3,496	0	15,648
Cost of abandoned cell sites	0	0	1,426	24	0	1,450
Stock-based compensation expense	0	0	35,103	0	0	35,103
Non-cash interest expense	0	10,049	0	0	0	10,049
Gain on disposal of assets	0	(19)	(16,071)	(371)	0	(16,461)
Loss on extinguishment of debt	0	15,590	0	0	0	15,590
Gain on sale of investments	(340)	0	0	0	0	(340)
Accretion of asset retirement obligations	0	0	2,473	299	0	2,772
Other non-cash expense	0	1,455	0	0	0	1,455
Deferred income taxes	0	114,107	0	(2)	0	114,105
Changes in assets and liabilities	(178,467)	(324,788)	(67,914)	(6,199)	566,580	(10,788)

Net cash provided by (used in) operating activities	1,057	(4,846)	754,362	(71,182)	0	679,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(141,945)	(334,550)	(71,448)	0	(547,943)
Change in prepaid purchases of property and equipment	0	60,348	0	0	0	60,348
Proceeds from sale of plant and equipment	0	0	1,003	6,640	0	7,643
Purchase of investments	(537,003)	(637,770)	0	0	0	(1,174,773)
Proceeds from maturity of investments	387,500	0	0	0	0	387,500
Change in restricted cash and investments	0	1,262	0	0	0	1,262
Change in advances – affiliates	3,497	428,393	0	0	(431,890)	0
Issuance of affiliate debt	0	(543,000)	0	0	543,000	0
Proceeds from affiliate debt	0	385,664	0	0	(385,664)	0
Acquisitions of FCC licenses	0	0	(3,686)	0	0	(3,686)

Net cash used in investing activities	(146,006)	(447,048)	(337,233)	(64,808)	(274,554)	(1,269,649)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	0	(80,263)	0	1,498	0	(78,765)
Proceeds from long-term loan	0	0	0	543,000	(543,000)	0
Proceeds from senior note offerings	0	992,770	0	0	0	992,770
Change in advances – affiliates	0	0	(414,488)	(17,402)	431,890	0
Debt issuance costs	0	(24,250)	0	0	0	(24,250)
Repayment of debt	0	(12,000)	0	(385,664)	385,664	(12,000)
Retirement of 9 1/4% Senior Notes	0	(327,529)	0	0	0	(327,529)
Payments on capital lease obligations	0	0	(2,658)	(265)	0	(2,923)
Purchase of treasury stock	(1,586)	0	0	0	0	(1,586)
Proceeds from exercise of stock options	4,944	0	0	0	0	4,944

Net cash provided by (used in) financing activities	3,358	548,728	(417,146)	141,167	274,554	550,661

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(141,591)	96,834	(17)	5,177	0	(39,597)
CASH AND CASH EQUIVALENTS, beginning of period	642,089	269,836	682	16,774	0	929,381

CASH AND CASH EQUIVALENTS, end of period	$500,498	$366,670	$665	$21,951	$0	$889,784

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2009

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$143,719	$141,445	$418,349	$(109,999)	$(449,795)	$143,719
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	0	174	234,203	37,720	0	272,097
Provision for uncollectible accounts receivable	0	191	0	0	0	191
Deferred rent expense	0	0	14,718	3,047	0	17,765
Cost of abandoned cell sites	0	0	3,593	2,555	0	6,148
Stock-based compensation expense	0	0	35,767	0	0	35,767
Non-cash interest expense	0	8,183	(7)	0	0	8,176
(Gain) loss on disposal of assets	0	0	(8,432)	104	0	(8,328)
Gain on sale of investments	(31)	(241)	0	0	0	(272)
Accretion of asset retirement obligations	0	0	3,179	537	0	3,716
Other non-cash expense	0	1,168	0	0	0	1,168
Impairment loss in investment securities	1,827	0	0	0	0	1,827
Deferred income taxes	0	85,070	0	0	0	85,070
Changes in assets and liabilities	112,620	(369,579)	(96,256)	(1,276)	566,861	212,370

Net cash provided by (used in) operating activities	258,135	(133,589)	605,114	(67,312)	117,066	779,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	3,720	(591,699)	(49,471)	928	(636,522)
Change in prepaid purchases of property and equipment	0	(10,211)	0	0	0	(10,211)
Proceeds from sale of plant and equipment	0	0	1,137	4,627	(928)	4,836
Purchase of investments	(374,227)	0	0	0	0	(374,227)
Proceeds from maturity of investments	150,000	0	0	0	0	150,000
Change in restricted cash and investments	0	(13,112)	0	0	0	(13,112)
Acquisitions of FCC licenses	0	(3,800)	(12,767)	0	0	(16,567)
Proceeds from exchange of FCC licenses	0	0	949	0	0	949

Net cash (used in) provided by investing activities	(224,227)	(23,403)	(602,380)	(44,844)	0	(894,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	0	(97,184)	0	(3,184)	0	(100,368)
Proceeds from long-term loan	0	0	0	335,000	(335,000)	0
Proceeds from 9 1/4% Senior Notes Due 2014	0	492,250	0	0	0	492,250
Debt issuance costs	0	(11,925)	0	0	0	(11,925)
Repayment of debt	0	(12,000)	0	(206,104)	206,104	(12,000)
Payments on capital lease obligations	0	0	(2,680)	(11,830)	11,830	(2,680)
Proceeds from exercise of stock options	7,793	0	0	0	0	7,793

Net cash provided by (used in) financing activities	7,793	371,141	(2,680)	113,882	(117,066)	373,070

INCREASE IN CASH AND CASH EQUIVALENTS	41,701	214,149	54	1,726	0	257,630
CASH AND CASH EQUIVALENTS, beginning of period	598,823	78,121	624	20,380	0	697,948

CASH AND CASH EQUIVALENTS, end of period	$640,524	$292,270	$678	$22,106	$0	$955,578

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

15. Subsequent Events:

On October 13, 2010, Wireless entered into three separate two-year interest rate protection agreements to manage its interest rate risk exposure under its Senior Secured Credit Facility. These agreements will be effective on February 1, 2012 and cover a notional amount of $950.0 million and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 4.612%. The monthly interest settlement periods will begin on February 1, 2012. These agreements expire on February 1, 2014.

On October 14, 2010, the Company entered into an asset purchase agreement to acquire 10 MHz of AWS spectrum and certain related network assets in the Northeast metropolitan area for $47.5 million in cash. Consummation of this asset purchase agreement is subject to customary closing conditions, including final FCC consent. The Company closed on a portion of the asset purchase agreement on November 1, 2010.

On November 1, 2010, Wireless completed the redemption of an additional $686.9 million in outstanding aggregate principal amount of the Initial and Additional 9 1/4% Senior Notes at a price equal to 104.625% for total cash consideration of $718.7 million. The redemption will result in a loss on extinguishment of debt in the amount of approximately $31.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any statements made in this report that are not statements of historical fact, including statements about our beliefs, opinions and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include our expectations of customer growth, the effect of seasonality on our business, the difficulty of obtaining financing, selling additional equity in debt securities, or to refinancing existing indebtedness in the future if and when we need it, the impact of the current adverse economic and financial conditions in the credit and capital markets on our liquidity, cash flow, financial flexibility and ability to fund operations, whether existing cash, cash equivalents and short term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations, our belief that increased services areas and capacity will improve our service offerings, help us to attract additional customers, retain existing customer, and increase revenues, our projections of capital expenditures for 2010, the effect of inflation on our operations, the effect of adoption of new accounting standards on us, the effect of changes in aggregate fair value of financial assets and liabilities, whether litigation may have a material adverse effect on our business, financial condition or operations, and other statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “views,” “projects,” “should,” “would,” “could,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings,” and “Risk Factors.”

We base the forward-looking statements made in this report on our current expectations, plans, beliefs, opinions, and assumptions that have been made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this report, you should understand that these forward-looking statements are not guarantees of future performance or results and no assurances can be given that such statements will be obtained. Although we believe that these forward-looking statements are based on reasonable expectations, beliefs, opinions and assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include, but are not limited, to:

•	the highly competitive nature of our industry;

•	our ability to maintain our cost structure;

•	our and our competitors’ current and planned promotions, marketing and sales initiatives and our ability to respond and support them;

•	our ability to negotiate and maintain acceptable roaming arrangements;

•	the seasonality of our business and any failure to have strong customer growth in the first and fourth quarters;

•	increases or changes in taxes and regulatory fees;

•	the rapid technological changes in our industry and the ability of our suppliers to develop and provide us with technological developments we need to remain competitive;

•	the current economic environment in the United States and the state of the capital markets in the United States;

•	our exposure to counterparty risk in our financial agreements;

•	our ability to meet the demands and expectations of our customers, to maintain adequate customer care and manage our churn rate;

•	our ability to achieve planned growth and churn rates;

•	our ability to manage our rapid growth, train additional personnel and maintain our financial and disclosure controls and procedures;

•	our ability to secure the necessary products, services, applications, content and network infrastructure equipment;

•	our ability to secure spectrum, or secure it at acceptable prices, when we need it;

•	our ability to respond to technology changes, and to maintain and upgrade our networks and business systems;

•	our deployment of new technologies, such as long term evolution, or LTE, in our networks and its success and our ability to offer new services using such new technology;

•	our ability to adequately enforce or protect our intellectual property rights and defend against suits filed by others;

•	governmental regulation affecting our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts and the limitations imposed by the covenants in our indebtedness;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management;

•	our reliance on third parties to provide distribution, products, software and services that are integral to our business;

•	the performance of our suppliers and other third parties on whom we rely; and

•

other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as updated or supplemented under “Item 1A. Risk Factors” in each of our subsequent Quarterly Reports on Form 10-Q as filed with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

These forward-looking statements speak only as to the date made and are subject to and involve risks, uncertainties and assumptions, many of which are beyond our ability to control or ability to predict. You should not place undue reliance on these forward-looking statements, which are based on current expectations and speak only as of the date of this report. The results presented for any period, including the three and nine months ended September 30, 2010, may not be reflective of results for any subsequent period or for the fiscal year. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement in the future to reflect the occurrence of events or circumstances, except as required by law.

Company Overview

Except as expressly stated, the financial condition and results of operations discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of MetroPCS Communications, Inc. and its consolidated subsidiaries, including MetroPCS Wireless, Inc., or Wireless, and Royal Street Communications, LLC and their respective subsidiaries. References to “MetroPCS,” “MetroPCS Communications,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to MetroPCS Communications, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in the greater Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. We own 85% of the limited liability company member interest in Royal Street Communications, but may only elect two of the five members of Royal Street Communications’ management committee. We have a wholesale arrangement with Royal Street under which we purchase up to 85% of the engineered capacity of Royal Street’s systems allowing us to sell our standard products and services under the MetroPCS brand to the public. Additionally, upon Royal Street’s request, we have provided and will provide financing to Royal Street under a loan agreement. As of September 30, 2010, the maximum amount that Royal Street could borrow from us under the loan agreement was approximately $2.4 billion of which Royal Street had borrowed approximately $1.6 billion and had net outstanding borrowings of $1.2 billion through September 30, 2010. Royal Street has incurred an additional $14.0 million in net borrowings through October 31, 2010. Under that certain Amended and Restated Limited Liability Company Agreement of Royal Street Communications, LLC, or the Royal Street agreement, C9 Wireless, or C9, the controlling member of Royal Street Communications, has the right to put its member interest in Royal Street Communications to us for a return of capital plus a fixed return, or the put. On April 26, 2010, we received a written notice from C9 that it was exercising its put in accordance with the Royal Street agreement with the closing to not occur before the fifth anniversary of the grant of FCC licenses to Royal Street, or on or after December 22, 2010. The put is subject to customary closing conditions, including consent of the Federal Communications Commission, or FCC, which was granted on October 8, 2010, but has not yet become final.

As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses.

We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. Our service allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our local service area, for a flat-rate monthly service fee. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees, offering nationwide voice, text and web services beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. For additional usage fees, we also provide certain other value-added services. On November 4, 2010, we introduced Metro USAsm which allows our customers for the same rates as we previously charged to use our voice, text messaging and web browsing services in an area of over 280 million population through a combination of our own networks and roaming arrangements with third parties. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within 30 days, the customer is terminated. Our service plans differentiate us from the more complex plans and long-term contract requirements of traditional wireless carriers. In addition, the above products and services are offered by us under the MetroPCS brand in the metropolitan areas where we purchase services from Royal Street. We introduced the first commercial 4G LTE service in our Las Vegas and Dallas/Fort Worth metropolitan areas in September 2010, in our Detroit metropolitan area in October 2010 and in our Los Angeles and Philadelphia metropolitan areas in November 2010. Our 4G LTE service plans offer talk, text and 4G web access starting as low as $55 per month including taxes and regulatory fees.

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

Revenues

We derive our revenues from the following sources:

Service. We sell wireless broadband mobile services. The various types of service revenues associated with wireless broadband mobile for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including nationwide long distance, unlimited international long distance, unlimited text messaging, international text messaging, voicemail, downloads, ringtones, games and content applications, unlimited directory assistance, enhanced directory assistance, ring back tones, mobile Internet browsing, mobile instant messaging, navigation, video streaming, video on demand, push e-mail and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring reactivation service charges to customers.

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

Income Taxes. For the three and nine months ended September 30, 2010 and 2009, we paid no federal income taxes. For the three months ended September 30, 2010 and 2009 we paid $0.1 million and $0.2 million in state income taxes, respectively. For the nine months ended September 30, 2010 and 2009 we paid approximately $2.4 million and $2.8 million in state income taxes, respectively.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Operating Items

Set forth below is a summary of certain consolidated financial information for the periods indicated:

	Three Months Ended September 30,		Change
	2010	2009
	(in thousands)
REVENUES:
Service revenues	$942,251	$812,340	16%
Equipment revenues	78,538	83,253	(6)%

Total revenues	1,020,789	895,593	14%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1)	313,688	298,288	5%
Cost of equipment	256,265	199,092	29%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below) (1)	147,431	138,460	6%
Depreciation and amortization	113,804	98,977	15%
(Gain) loss on disposal of assets	(18,333)	2,569	**

Total operating expenses	812,855	737,386	10%

Income from operations	$207,934	$158,207	31%

** Not meaningful

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended September 30, 2010, cost of service includes approximately $0.9 million and selling, general and administrative expenses includes approximately $10.9 million of stock-based compensation expense. For the three months ended September 30, 2009, cost of service includes approximately $1.1 million and selling, general and administrative expenses includes $11.3 million of stock-based compensation expense.

Service Revenues. Service revenues increased $129.9 million, or 16%, to $942.2 million for the three months ended September 30, 2010 from $812.3 million for the three months ended September 30, 2009. The increase in service revenues is primarily attributable to net customer additions of 1.5 million customers for the twelve months ended September 30, 2010.

Equipment Revenues. Equipment revenues decreased $4.7 million, or approximately 6%, to $78.5 million for the three months ended September 30, 2010 from $83.2 million for the three months ended September 30, 2009. The decrease in equipment revenue is primarily driven by a lower average price of handsets activated accounting for approximately $15.8 million, coupled with approximately $12.5 million that would have been recognized as service revenues but was classified as equipment revenues during the three months ended September 30, 2009, in accordance with FASB Accounting Standards Codification, or ASC, 605, (Topic 605, “Revenue Recognition”), because the consideration received from customers was less than the fair value of promotionally priced handsets. These decreases were partially offset by an increase in upgrade handset sales to existing customers accounting for approximately $22.5 million.

Cost of Service. Cost of service increased $15.4 million, or 5%, to approximately $313.7 million for the three months ended September 30, 2010 from approximately $298.3 million for the three months ended September 30, 2009. The increase in cost of service is primarily attributable to the 24% growth in our customer base during the twelve months ended September 30, 2010, the deployment of additional network infrastructure, including network infrastructure for 4G LTE, during the twelve months ended September 30, 2010.

Cost of Equipment. Cost of equipment increased approximately $57.2 million, or approximately 29%, to approximately $256.3 million for the three months ended September 30, 2010 from approximately $199.1 million for the three months ended September 30, 2009. The increase is primarily attributable to higher upgrade handset costs to existing customers which led to an approximate $69.0 million increase, partially offset by a lower average cost of handsets accounting for approximately $12.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $9.0 million, or 6%, to $147.4 million for the three months ended September 30, 2010 from $138.4 million for the three months ended September 30, 2009. Selling expenses increased by $0.4 million, or approximately 1%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. General and administrative expenses increased approximately $9.0 million, or approximately 17%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to the growth in our business.

Depreciation and Amortization. Depreciation and amortization expense increased $14.8 million, or 15%, to $113.8 million for the three months ended September 30, 2010 from approximately $99.0 million for the three months ended September 30, 2009. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended September 30, 2010 to support the continued growth and expansion of our network.

(Gain) Loss on Disposal of Assets. Gain on disposal of assets was $18.3 million for the three months ended September 30, 2010 compared to a loss on disposal of assets of approximately $2.6 million for the three months ended September 30, 2009. The gain on disposal of assets was primarily due to a spectrum exchange agreement that was consummated during the three months ended September 30, 2010. The loss on disposal of assets during the three months ended September 30, 2009 was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology during the three months ended September 30, 2009.

Non-Operating Items

	Three Months Ended September 30,		Change
	2010	2009
	(in thousands)
Interest expense	$65,726	$70,391	(7)%
Loss on extinguishment of debt	15,590	—	100%
Provision for income taxes	49,366	14,350	244%
Net income	77,287	73,550	5%

Interest Expense. Interest expense decreased approximately $4.7 million, or approximately 7%, to $65.7 million for the three months ended September 30, 2010 from approximately $70.4 million for the three months ended September 30, 2009. The decrease in interest expense was primarily attributable to a $8.3 million reduction in interest expense on the senior secured credit facility as a result of a lower weighted average annual interest rate due to the interest rate protection agreements that were effective on February 1, 2010, partially offset by an increase in interest expense on senior notes of approximately $1.4 million due to the issuance of $1.0 billion of principal amount of 7 7/8% Senior Notes due 2018, or 7 7/8% Senior Notes, in September 2010 coupled with a $1.1 million decrease in capitalized interest. Our weighted average interest rate decreased to 7.33% for the three months ended September 30, 2010 compared to 8.25% for the three months ended September 30, 2009. Average debt outstanding for the three months ended September 30, 2010 and 2009 was $3.5 billion.

Loss on Extinguishment of Debt. The loss on extinguishment of debt of approximately $15.6 million for the three months ended September 30, 2010 was due to the redemption of $313.1 million of outstanding aggregate principal amount of the 9 1/4% senior notes during the three months ended September 30, 2010.

Provision for Income Taxes. Income tax expense was approximately $49.4 million and approximately $14.4 million for the three months ended September 30, 2010 and 2009, respectively. The effective tax rate was approximately 39.0% and 16.3% for the three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, our effective rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, non-deductible expenses, impairment on investment securities and a net change in uncertain tax positions.

Net Income. Net income increased $3.7 million, or 5%, to approximately $77.3 million for the three months ended September 30, 2010 compared to approximately $73.6 million for the three months ended September 30, 2009. The increase was primarily attributable to a 31% increase in income from operations and an approximate 7% decrease in interest expense, partially offset by an approximate 244% increase in provision for income taxes and a loss on extinguishment of debt.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Operating Items

Set forth below is a summary of certain consolidated financial information for the periods indicated:

	Nine Months Ended September 30,		Change
	2010	2009
	(in thousands)
REVENUES:
Service revenues	$2,717,671	$2,305,888	18%
Equipment revenues	286,156	244,646	17%

Total revenues	3,003,827	2,550,534	18%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below) (1)	906,508	812,596	12%
Cost of equipment	805,357	651,511	24%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below) (1)	465,940	417,191	12%
Depreciation and amortization	330,906	272,097	22%
Gain on disposal of assets	(16,461)	(8,328)	98%

Total operating expenses	2,492,250	2,145,067	16%

Income from operations	$511,577	$405,467	26%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the nine months ended September 30, 2010, cost of service includes approximately $2.7 million and selling, general and administrative expenses includes $32.4 million of stock-based compensation expense. For the nine months ended September 30, 2009, cost of service includes $3.1 million and selling, general and administrative expenses includes approximately $32.7 million of stock-based compensation expense.

Service Revenues. Service revenues increased approximately $411.8 million, or approximately 18%, to $2.7 billion for the nine months ended September 30, 2010 from $2.3 billion for the nine months ended September 30, 2009. The increase in service revenues is primarily attributable to net customer additions of 1.5 million customers for the twelve months ended September 30, 2010.

Equipment Revenues. Equipment revenues increased $41.5 million, or 17%, to approximately $286.2 million for the nine months ended September 30, 2010 from approximately $244.7 million for the nine months ended September 30, 2009. The increase is primarily attributable to an increase in upgrade handset sales to existing customers accounting for approximately $57.5 million as well as a higher average price of handsets activated accounting for approximately $17.3 million. These increases were partially offset by a decrease of $36.4 million that would have been recognized as service revenues but was classified as equipment revenues during the nine months ended September 30, 2009, in accordance with ASC 605, because the consideration received from customers was less than the fair value of promotionally priced handsets.

Cost of Service. Cost of service increased $93.9 million, or approximately 12%, to $906.5 million for the nine months ended September 30, 2010 from approximately $812.6 million for the nine months ended September 30, 2009. The increase in cost of service is primarily attributable to the 24% growth in our customer base during the twelve months ended September 30, 2010, the deployment of additional network infrastructure, including network infrastructure for 4G LTE, during the twelve months ended September 30, 2010 and costs associated with our unlimited international calling product.

Cost of Equipment. Cost of equipment increased approximately $153.9 million, or approximately 24%, to approximately $805.4 million for the nine months ended September 30, 2010 from $651.5 million for the nine months ended September 30, 2009. The increase is primarily attributable to higher upgrade handset costs to existing customers which led to an approximate $180.7 million increase, partially offset by a decrease in gross customer additions accounting for an approximate $25.2 million decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $48.7 million, or approximately 12%, to $465.9 million for the nine months ended September 30, 2010 from approximately $417.2 million for the nine months ended September 30, 2009. Selling expenses increased by approximately $26.6 million, or 12%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in selling expenses is primarily attributable to an approximate $30.9 million increase in marketing and advertising expenses as well as an approximate $5.1 million increase in employee related costs to support our growth. These increases were partially offset by a $9.6 million decrease in MetroFLASH® expense. General and administrative expenses increased approximately $22.4 million, or approximately 14%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily due to the growth in our business.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $58.8 million, or 22%, to $330.9 million for the nine months ended September 30, 2010 from approximately $272.1 million for the nine months ended September 30, 2009. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended September 30, 2010 to support the continued growth and expansion of our network.

Gain on Disposal of Assets. Gain on disposal of assets increased $8.1 million, or approximately 98%, to approximately $16.5 million for the nine months ended September 30, 2010 from $8.3 million for the nine months ended September 30, 2009. The increase in the gain on disposal of assets was primarily due to asset sales and exchanges consummated during the nine months ended September 30, 2010, partially offset by the disposal of assets related to certain network technology that was retired and replaced with newer technology during the nine months ended September 30, 2010.

Non-Operating Items

	Nine Months Ended September 30,		Change
	2010	2009
	(in thousands)
Interest expense	$198,710	$199,358	(0)%
Loss on extinguishment of debt	15,590	—	100%
Provision for income taxes	117,370	61,276	92%
Net income	179,864	143,719	25%

Interest Expense. Interest expense decreased approximately $0.7 million to $198.7 million for the nine months ended September 30, 2010 from approximately $199.4 million for the nine months ended September 30, 2009. The decrease in interest expense was primarily attributable to a $20.4 million reduction in interest expense on the senior secured credit facility as a result of a lower weighted average annual interest rate due to the interest rate protection agreements that were effective on February 1, 2010, partially offset by an decrease in capitalized interest of $12.7 million coupled with an increase in interest expense on senior notes of approximately $4.1 million due to the issuance of the 7 7/8% Senior Notes. Our weighted average interest rate decreased to 7.49% for the nine months ended September 30, 2010 compared to 8.22% for the nine months ended September 30, 2009. Average debt outstanding for the nine months ended September 30, 2010 and 2009 was $3.5 billion and $3.4 billion, respectively.

Loss on Extinguishment of Debt. The loss on extinguishment of debt of approximately $15.6 million for the nine months ended September 30, 2010 was due to the redemption of $313.1 million of outstanding aggregate principal amount of the 9 1/4% senior notes during the nine months ended September 30, 2010.

Provision for Income Taxes. Income tax expense was approximately $117.4 million and approximately $61.3 million for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate was approximately 39.5% and 30.0% for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, our effective rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, non-deductible expenses, impairment on investment securities and a net change in uncertain tax positions.

Net Income. Net income increased approximately $36.2 million, or 25%, to approximately $179.9 million for the nine months ended September 30, 2010 compared to $143.7 million for the nine months ended September 30, 2009. The increase was primarily attributable to an approximate 26% increase in income from operations, partially offset by an approximate 92% increase in provision for income taxes and a loss on extinguishment of debt.

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

The following table shows metric information for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Customers:
End of period	7,857,384	6,322,269	7,857,384	6,322,269
Net additions	223,249	66,157	1,217,860	955,436
Churn:
Average monthly rate	3.8%	5.8%	3.6%	5.5%
ARPU	$39.69	$41.08	$39.78	$40.68
CPGA	$160.54	$153.94	$155.80	$148.27
CPU	$18.47	$17.27	$18.38	$16.93

Customers. Net customer additions were 223,249 for the three months ended September 30, 2010, compared to 66,157 for the three months ended September 30, 2009, an increase of 237%. Net customer additions were 1,217,860 for the nine months ended September 30, 2010, compared to 955,436 for the nine months ended September 30, 2009, an increase of 27%. Total customers were 7,857,384 as of September 30, 2010, an increase of 24% over the customer total as of September 30, 2009 and 18% over the customer total as of December 31, 2009. The increase in total customers is primarily attributable to the continued demand for our service offerings.

Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the three months ended September 30, 2010 and 2009, was 3.8% and 5.8%, respectively. Churn for the nine months ended September 30, 2010 and 2009, was 3.6% and 5.5%, respectively. The decrease in churn was primarily related to the acceptance of our Wireless for All tax and regulatory fee inclusive service plans including a decline in false churn. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”

Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $39.69 and $41.08 for three months ended September 30, 2010 and 2009, respectively, a decrease of $1.39. ARPU was $39.78 and $40.68 for nine months ended September 30, 2010 and 2009, respectively, a decrease of $0.90. The decrease in ARPU for the three and nine months ended September 30, 2010, when compared to the same period in 2009, was primarily attributable to our new Wireless for All service plans that were introduced in January 2010, which include all applicable taxes and regulatory fees.

Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $160.54 for the three months ended September 30, 2010 from $153.94 for the three months ended September 30, 2009. CPGA costs increased to $155.80 for the nine months ended September 30, 2010 from $148.27 for the nine months ended September 30, 2009. This increase in CPGA was primarily driven by lower gross additions.

Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition by (b) the sum of the average monthly number of customers during such period. CPU increased to $18.47 for the three months ended September 30, 2010 from $17.27 for the three months ended September 30, 2009. This was primarily driven by the increase in handset subsidies for upgrades by existing customers and the inclusion of regulatory fees in our Wireless for All service plans. CPU increased to $18.38 for the nine months ended September 30, 2010 from $16.93 for the nine months ended September 30, 2009. This was primarily driven by the increase in handset subsidies for upgrades by existing customers and the inclusion of regulatory fees in our Wireless for All service plans, as well as the costs associated with our unlimited international calling service.

Reconciliation of non-GAAP Financial Measures

We utilize certain financial measures and key performance indicators that are not calculated in accordance with GAAP to assess our financial and operating performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows, or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

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

Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. ARPU for the nine months ended September 30, 2010 includes approximately $0.8 million and ARPU for the three and nine months ended September 30, 2009 includes approximately $12.5 million and $37.2 million, respectively, that would have been recognized as service revenues but were classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets. The following table shows the calculation of ARPU for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$942,251	$812,340	$2,717,671	$2,305,888
Add:
Impact to service revenues of promotional activity	—	12,481	778	37,209
Less:
Pass through charges	(21,270)	(48,030)	(69,204)	(125,314)

Net service revenues	$920,981	$776,791	$2,649,245	$2,217,783

Divided by: Average number of customers	7,734,525	6,303,075	7,398,960	6,058,007

ARPU	$39.69	$41.08	$39.78	$40.68

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$73,380	$72,968	$248,721	$222,146
Less: Equipment revenues	(78,538)	(83,253)	(286,156)	(244,646)
Add: Impact to service revenues of promotional activity	—	12,481	778	37,209
Add: Equipment revenue not associated with new customers	54,201	38,742	171,905	121,786
Add: Cost of equipment	256,265	199,092	805,357	651,511
Less: Equipment costs not associated with new customers	(128,016)	(62,041)	(376,137)	(198,523)

Gross addition expenses	$177,292	$177,989	$564,468	$589,483

Divided by: Gross customer additions	1,104,350	1,156,242	3,623,113	3,975,625

CPGA	$160.54	$153.94	$155.80	$148.27

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$313,688	$298,288	$906,508	$812,596
Add: General and administrative expense	74,051	65,492	217,219	195,045
Add: Net loss on equipment transactions unrelated to initial customer acquisition	73,815	23,299	204,232	76,737
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(11,770)	(12,426)	(35,103)	(35,767)
Less: Pass through charges	(21,270)	(48,030)	(69,204)	(125,314)

Total costs used in the calculation of CPU	$428,514	$326,623	$1,223,652	$923,297

Divided by: Average number of customers	7,734,525	6,303,075	7,398,960	6,058,007

CPU	$18.47	$17.27	$18.38	$16.93

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At September 30, 2010, we had a total of $1.9 billion in cash, cash equivalents and short-term investments. In recent years the capital and credit markets have become increasingly volatile as a result of adverse economic and financial conditions that have triggered the failure and near failure of a number of large financial services companies and a global recession. We believe that this increased volatility and global recession may make it difficult at times to obtain additional financing, sell additional equity or debt securities, or to refinance existing indebtedness. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, the current adverse economic and financial conditions will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations in the near-term.

On January 20, 2009, Wireless completed the sale of $550.0 million of 9 1/4% Senior Notes due 2014, or the New 9 1/4% Senior Notes. The net proceeds from the sale of the New 9 1/4% Senior Notes were approximately $480.3 million. The net proceeds will be used for general corporate purposes which could include working capital, capital expenditures, future liquidity needs, additional opportunistic spectrum acquisitions, corporate development opportunities and future technology initiatives or the retirement of outstanding debt.

On July 16, 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement, or the Amendment, which amends and restates the Senior Secured Credit Facility. The Amendment amends the Senior Secured Credit Facility to, among other things, extend the maturity of $1.0 billion of existing term loans under the Senior Secured Credit Facility to November 2016 as well as increase the interest rate to LIBOR plus 3.50% on the extended portion only. The remaining $536.0 million will mature in 2013 and the interest rate continues to be LIBOR plus 2.25%.

On September 21, 2010, Wireless completed the sale of $1.0 billion of principal amount of 7 7/8% Senior Notes. The net proceeds from the sale of the 7 7/8% Senior Notes were $974.9 million after underwriter fees, discounts and other debt issuance costs of $25.1 million. A portion of the net proceeds from the sale of the 7 7/8% Senior Notes were used to fund a cash tender offer to redeem $313.1 million of outstanding aggregate principal amount of the 9 1/4% Senior Notes at a price equal to 104.625% for total cash consideration of $327.5 million.

On November 1, 2010, Wireless completed the redemption of an additional $686.9 million in outstanding aggregate principal amount of the 9 1/4% Senior Notes at a price equal to 104.625% for total cash consideration of $718.7 million. The redemption will result in a loss on extinguishment of debt in the amount of approximately $31.8 million.

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

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction or upgrade of our network infrastructure, including network infrastructure for 4G LTE, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the nine months ended September 30, 2010 were $547.9 million and capital expenditures for the year ended December 31, 2009 were approximately $831.7 million. The expenditures for the nine months ended September 30, 2010 were primarily associated with our efforts to increase the service area and capacity of our existing network and the upgrade of our network to 4G LTE in select metropolitan areas. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers and increase revenues.

As of September 30, 2010, we owed an aggregate of $4.2 billion under our senior secured credit facility, 9 1/4% senior notes and 7 7/8% Senior Notes as well as $202.1 million under our capital lease obligations.

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

We consider consolidated Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present consolidated Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. Other wireless carriers may calculate consolidated Adjusted EBITDA differently. If our consolidated Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on consolidated Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on consolidated Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our consolidated Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to consolidated Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended September 30, 2010, our senior secured leverage ratio was 1.56 to 1.0, which means for every $1.00 of consolidated Adjusted EBITDA, we had $1.56 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation under their annual cash performance awards. Consolidated Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, consolidated Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$77,287	$73,550	$179,864	$143,719
Adjustments:
Depreciation and amortization	113,804	98,977	330,906	272,097
(Gain) loss on disposal of assets	(18,333)	2,569	(16,461)	(8,328)
Stock-based compensation expense (1)	11,770	12,426	35,103	35,767
Interest expense	65,726	70,391	198,710	199,358
Interest income	(497)	(855)	(1,353)	(2,120)
Other expense (income), net	462	397	1,396	1,407
Impairment loss on investment securities	—	374	—	1,827
Loss on extinguishment of debt	15,590	—	15,590	—
Provision for income taxes	49,366	14,350	117,370	61,276

Consolidated Adjusted EBITDA	$315,175	$272,179	$861,125	$705,003

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.

In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$341,940	$313,421	$679,391	$779,414
Adjustments:
Interest expense	65,726	70,391	198,710	199,358
Non-cash interest expense	(3,637)	(3,019)	(10,049)	(8,176)
Interest income	(497)	(855)	(1,353)	(2,120)
Other expense (income), net	462	397	1,396	1,407
Other non-cash expense	(492)	(395)	(1,455)	(1,168)
Recovery of (provision for) uncollectible accounts receivable	19	(80)	(38)	(191)
Deferred rent expense	(4,733)	(5,876)	(15,648)	(17,765)
Cost of abandoned cell sites	(547)	(1,541)	(1,450)	(6,148)
Gain on sale of investments	123	241	340	272
Accretion of asset retirement obligations	(1,487)	(1,320)	(2,772)	(3,716)
Provision for income taxes	49,366	14,350	117,370	61,276
Deferred income taxes	(48,405)	(40,072)	(114,105)	(85,070)
Changes in working capital	(82,663)	(73,463)	10,788	(212,370)

Consolidated Adjusted EBITDA	$315,175	$272,179	$861,125	$705,003

Operating Activities

Cash provided by operating activities decreased approximately $100.0 million to approximately $679.4 million during the nine months ended September 30, 2010 from approximately $779.4 million for the nine months ended September 30, 2009. The decrease was primarily attributable to a decrease in cash flows from working capital changes partially offset by a 25% increase in net income during the nine months ended September 30, 2010 compared to the same period in 2009.

Investing Activities

Cash used in investing activities was approximately $1.3 billion during the nine months ended September 30, 2010 compared to approximately $894.9 million during the nine months ended September 30, 2009. The increase was due primarily to a $563.0 million increase in net purchases of short term investments partially offset by an approximate $88.6 million decrease in purchases of property and equipment.

Financing Activities

Cash provided by financing activities was approximately $550.7 million during the nine months ended September 30, 2010 compared to $373.1 million during the nine months ended September 30, 2009. The increase was due primarily to $974.9 million in net proceeds from the issuance of the 7 7/8% Senior Notes, partially offset by an approximate $327.5 million in cash used for the Tender Offer during the nine months ended September 30, 2010 compared to $480.3 million in net proceeds from the issuance of the New 9 1/4% Senior Notes during the nine months ended September 30, 2009.

Capital Lease Obligations

We have entered into various non-cancelable capital lease agreements, with expirations through 2025. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense. As of September 30, 2010, we had $202.1 million of capital lease obligations, with $4.4 million and $197.7 million recorded in current maturities of long-term debt and long-term debt, respectively.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures. We currently expect to incur capital expenditures in the range of $750.0 million to $850.0 million on a consolidated basis for the year ending December 31, 2010.

During the nine months ended September 30, 2010, we incurred $547.9 million in capital expenditures. During the year ended December 31, 2009, we incurred approximately $831.7 million in capital expenditures. The capital expenditures for the nine months ended September 30, 2010 were primarily associated with our efforts to increase the service area and capacity of our existing network and the upgrade of our network to 4G LTE in select metropolitan areas.

Other Acquisitions and Dispositions. On July 27, 2010, we entered into a like-kind spectrum exchange agreement for licenses in certain metropolitan areas with another service provider, or the Service Provider. Consummation of this spectrum exchange agreement is subject to customary closing conditions, including final FCC consent. We will acquire 10 MHz of AWS spectrum in Orlando in exchange for 10 MHz of PCS spectrum in Ft. Pierce-Vero Beach-Stuart, Florida, 20 MHz of partitioned AWS spectrum in the Salt Lake City and Portland cellular marketing areas and total cash consideration of $ 3.0 million.

On August 23, 2010, we closed on a like-kind spectrum exchange agreement covering licenses in certain markets with the Service Provider. The Service Provider acquired 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas; Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in certain other Washington markets, as well as an additional 10 MHz of PCS spectrum in Sacramento, California. We acquired 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas and Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in Santa Barbara, California, and Tampa-St. Petersburg-Clearwater, Florida. The exchange of spectrum resulted in a gain on disposal of asset in the amount of $19.2 million.

On October 14, 2010, we entered into an asset purchase agreement to acquire 10 MHz of AWS spectrum and certain related network assets in the Northeast market area for $47.5 million in cash. Consummation of this asset purchase agreement is subject to customary closing conditions, including final FCC consent. The Company closed on a portion of the asset purchase agreement on November 1, 2010.

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

As of September 30, 2010, we had approximately $1.5 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25% for the Term B-1 Tranche and LIBOR plus 3.50% for the Term B-2 Tranche. The interest rate on the outstanding debt under our senior secured credit facility as of September 30, 2010 was 4.593%, which includes the impact of our interest rate protection agreements. In March 2009, we entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure. These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.246%. The monthly interest settlement periods began on February 1, 2010. These agreements expire on February 1, 2012. If market LIBOR rates increase 100 basis points over the rates in effect at September 30, 2010, annual interest expense on the approximate $536.0 million in variable rate debt that is not subject to interest rate protection agreements would increase approximately $5.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We intend to vigorously pursue defenses in all matters in which we are involved and engage in discussions where possible to resolve these matters on terms favorable to us. We believe that any amounts alleged in the matters discussed below for which we are allegedly liable are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. It is possible, however, that our business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, significant settlement costs and/or unfavorable damage awards relating to such matters. Other than the matter listed below we are not currently party to any pending legal proceedings that we believe could, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or liquidity.

MetroPCS, certain current officers and a director (collectively, the “defendants”) have been named as defendants in a securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about MetroPCS’ business, prospects and operations. The claims are based upon various alleged public statements made during the period from February 26, 2009 through November 4, 2009. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorneys’ fees, other expenses, and costs. On February 16, 2010, Kevin Hopson, an alleged MetroPCS shareholder, filed a motion in the United States District Court for the Northern District of Texas seeking to be designated as the lead plaintiff in this action. On May 11, 2010, the Court appointed Kevin Hopson as lead plaintiff and Plaintiff (an individual on behalf of others similarly situated) on June 25, 2010 filed an amended complaint. Defendants’ filed a motion to dismiss on August 9, 2010. Plaintiff filed its opposition to Defendant’s motion to dismiss on September 8, 2010, and Defendants’ reply was filed on October 8, 2010. Due to the complex nature of the legal and factual issues involved in this action, the outcome is not presently determinable. If this matter were to proceed beyond the pleading stage, MetroPCS could be required to incur substantial costs and expenses to defend this matter and/or be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010, other than the changes and additions to the Risk Factors set forth in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and for the quarter ended June 30, 2010 filed with the SEC on August 9, 2010. You should be aware that the risk factors included in all our filings with the SEC and other information contained in our filings with the SEC may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

METROPCS COMMUNICATIONS, INC.

Date: November 5, 2010	By:	/s/ Roger D. Linquist
Roger D. Linquist
President, Chief Executive Officer and
Chairman of the Board

Date: November 5, 2010	By:	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	XBRL Instance Document