Form 10-K
period 2010-12-31
METROPCS COMMUNICATIONS INC
filed 2011-03-01
CIK 1283699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☑

As of June 30, 2010, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,173,589,153 based on the closing price of MetroPCS Communications, Inc. common stock on the New York Stock Exchange on June 30, 2010, of $8.19 per share.

356,626,174 shares of MetroPCS Communications, Inc. common stock were outstanding as of January 31, 2011.

Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

METROPCS COMMUNICATIONS, INC.

-i-

-ii-

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this annual report that are not statements of historical fact, including statements about our beliefs, opinions and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include our expectations of customer growth, the effect of seasonality on our business, the difficulty of obtaining financing, selling additional equity in debt securities, or to refinancing existing indebtedness in the future if and when we need it, the impact of the adverse economic and financial conditions whether existing cash, cash equivalents and short term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations, our belief that increased services areas and capacity will improve our service offerings, help us to attract additional customers, retain existing customer, and increase revenues, the challenges and opportunities facing our business, our competitive differentiators, our strategy and business plans, customer expectations, competitive responses in an evolving market, the benefits of migrating to 4G LTE data and CDMA voice, performance and efficiencies of 4G LTE, the growth and expansion of 4G LTE by the industry and our customers, the availability of spectrum, our expectations regarding the growth in demand for network capacity, our projections of capital expenditures for 2011, the effect of inflation on our operations, the effect of changes in aggregate fair value of financial assets and liabilities, whether litigation may have a material adverse effect on our business, financial condition or operations, and other statements that may relate to our plans, objectives, beliefs, strategies, goals, future events, future revenues or performance, capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “views,” “projects,” “should,” “would,” “could,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this annual report, including in the “Business,” “Regulation,” “Risk Factors,” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report.

We base the forward-looking statements or projections made in this report on our current expectations, plans, beliefs, opinions and assumptions that have been made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this annual report, you should understand that these forward-looking statements are not guarantees of future performance or results and no assurances can be given that such statements or results will be obtained. Although we believe that these forward-looking statements are based on reasonable expectations, beliefs, opinions and assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include, but are not limited, to:

•	the highly competitive nature of our industry;

•	our ability to maintain our cost structure;

•	our and our competitors’ current and planned promotions, marketing and sales initiatives and our ability to respond and support them;

•	our ability to negotiate and maintain acceptable agreements with our suppliers and vendors, including roaming arrangements;

•	the seasonality of our business and any failure to have strong customer growth in the first and fourth quarters;

•	increases or changes in taxes and regulatory fees;

•	the rapid technological changes in our industry and the ability of our suppliers to develop and provide us with technological developments we need to remain competitive;

•	the current economic environment in the United States and the state of the capital markets in the United States;

•	our exposure to counterparty risk in our financial agreements;

•	our ability to meet the demands and expectations of our customers, to maintain adequate customer care and manage our churn rate;

•	our ability to achieve planned growth and churn rates;

•	our ability to manage our rapid growth, train additional personnel and maintain our financial and disclosure controls and procedures;

•	our ability to secure the products, services, applications, content and network infrastructure equipment we need or which our customers or potential customers demand;

•	our ability to secure spectrum, or secure it at acceptable prices, when we need it;

•	our ability to manage our networks to deliver the services our customers expect and to respond to technology changes, and to maintain and upgrade our networks and business systems;

•	our deployment of new technologies, such as long term evolution, or 4G LTE, in our networks and its success and our ability to offer new services using such new technology;

•	our ability to adequately enforce or protect our intellectual property rights and defend against suits filed by others;

•	governmental regulation affecting our services and the costs of compliance and our failure to comply with such regulations;

•	our capital structure, including our indebtedness amounts and the limitations imposed by the covenants in our indebtedness;

•	changes in consumer preferences or demand for our products;

•	our inability to attract and retain key members of management;

•	our reliance on third parties to provide distribution, products, software and services that are integral to our business;

•	the performance of our suppliers and other third parties on whom we rely; and

•	other factors described in this annual report under “Risk Factors.”

These forward-looking statements speak only as to the date made and are subject to and involve risks, uncertainties and assumptions, many of which are beyond our ability to control or ability to predict. You should not place undue reliance on these forward-looking statements which are based on current expectations and speak only as of the date of this report. The results presented for any period, including the year ended December 31, 2010, may not be reflective of results for any subsequent period. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement in the future to reflect the occurrence of events or circumstances, except as required by law.

MARKET AND OTHER DATA

Market data and other statistical information used throughout this report is based on independent industry publications, government publications, reports by market research firms and other published independent sources. Some data also is based on our good faith estimates, which we derive from our review of internal surveys and independent sources, including information provided to us by the U.S. Census Bureau. Although we believe these sources are reliable, we have not independently verified the information. By including such market data and information, we do not guarantee its accuracy or undertake a duty to provide such data in the future or to update such data if and when such data is updated.

This report contains trademarks, service marks and trade names of companies and organizations other than us. MetroPCS related brands, product names, company names, trademarks, service marks, images, symbols, copyrighted material, and other intellectual property are the exclusive property of MetroPCS Wireless, Inc. and its subsidiaries, parent companies, and affiliates. Copyright ©2010 MetroPCS Wireless, Inc. All rights reserved.

In this annual report on Form 10-K, unless the context indicates otherwise, references to “MetroPCS,” “MetroPCS Communications,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to MetroPCS Communications, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

PART I

Item 1.  Business

General

We are the fifth largest facilities-based wireless telecommunications provider in the United States measured by the number of subscribers served. We offer wireless broadband mobile services under the MetroPCS® brand in selected major metropolitan areas in the United States. We provide a variety of wireless communications services to our subscribers on a no long-term contract, paid-in-advance basis. As of December 31, 2010, we had over 8.1 million subscribers.

MetroPCS Communications, Inc., or MetroPCS Communications, was incorporated in 2004 by MetroPCS, Inc. in the state of Delaware and MetroPCS Communications maintains its corporate headquarters in Richardson, Texas. In April 2007, MetroPCS Communications consummated an initial public offering of its common stock and became listed for trading on The New York Stock Exchange under the symbol “PCS.”

Our web site address is www.metropcs.com. Information contained on, or accessible from, our web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the United States Securities and Exchange Commission, or the SEC. We file with, or furnish to, the SEC, all our periodic filings and reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as well as other information. All of our filings with the SEC are available free of charge through the Investor Relations page of our web site as soon as practicable after filing or providing such information to the SEC. Copies of any of our filings with the SEC may also be requested, without charge, by sending a written request to Investor Relations, MetroPCS Communications, Inc., 2250 Lakeside Blvd., Richardson, Texas 75082.

Business Overview

We currently provide our wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco, and Tampa/Sarasota metropolitan areas. As of December 31, 2010, we hold licenses for wireless spectrum covering a total population of approximately 142 million people in and around many of the largest metropolitan areas in the United States. In addition, we have roaming agreements with other wireless carriers that allows us to offer our customers service in many areas when they are outside our service area. These roaming agreements, together with the area we serve with our own networks, allows our customers to receive service in an area covering over 280 million in total population under the Metro USA® brand. We provide our services using code division multiple access, or CDMA, networks using 1xRTT technology and, in all but one major metropolitan area, long term evolution, or 4G LTE, technology. We introduced the first commercial 4G LTE service in the United States in our Las Vegas and Dallas/Fort Worth metropolitan areas in September 2010 and launched the world’s first dual mode 4G LTE/CDMA handset. Subsequently in 2010, we launched our 4G LTE service in our Detroit, Los Angeles, Philadelphia, Boston, New York, San Francisco and Sacramento metropolitan areas. We further expanded our 4G LTE services into Atlanta, Jacksonville, Miami and Orlando metropolitan areas in January of 2011.

Competitive Strengths

We believe our business model has the following competitive strengths that distinguish us from our principal wireless competitors:

•

Our Service Plans.  We currently offer our services predominately on a no long-term contract, paid-in-advance, flat-rate, unlimited usage basis. Starting in January 2010, we began offering our services using rate plans that include all applicable taxes and regulatory fees. We believe we offer a compelling value proposition to our customers through our service offerings that in most instances allow unlimited usage from within our service area for a low flat rate. Our average per minute cost to our customers for our service plans is significantly lower than the average per minute cost of other traditional wireless broadband mobile carriers. We believe our low average cost per minute has positioned, and will continue to position, us very well for the growing trend of wireline displacement.

•

Our Densely Populated Markets.  The aggregate population density in and around the metropolitan areas we currently serve over our networks is substantially higher than the national average. We believe the high relative population density of the metropolitan areas our networks serve results in increased efficiencies in network deployment, operations and product distribution.

•

Our Cost Leadership Position.  We believe we have one of the lowest costs of any of the providers of wireless broadband mobile services in the United States, which allows us to offer our services predominately on a flat-rate unlimited basis at affordable prices while maintaining cash profits per subscriber as a percentage of revenue per subscriber that we believe are among the highest in the wireless broadband mobile services industry. We currently are the fifth largest facilities-based mobile wireless broadband mobile services provider in the United States measured by number of subscribers served, and we have, and we believe we will continue to enjoy, economies of scale as we continue to increase the number of subscribers we serve.

•

Our Spectrum Portfolio.  As of December 31, 2010, we hold licenses for wireless spectrum covering a population of approximately 142 million people in and around many of the largest metropolitan areas in the United States.

•

Our Advanced Networks.  We utilize CDMA and 4G LTE networks that are designed to provide the capacity necessary to satisfy the usage requirements of our customers. We believe CDMA and 4G LTE technology provides us with substantially more voice and data capacity per MHz of spectrum than other commonly deployed wireless broadband mobile technologies.

Business Strategy

We believe the following components of our business strategy provide a foundation for our continued growth:

•

Target underserved customer segments in our markets.  We target a mass market that we believe has been largely underserved historically by traditional wireless broadband mobile carriers. Our recent customer surveys indicate that over 60% of our customers use our service as their primary phone service and that only 36% of our customers say they have a landline telephone in addition to their MetroPCS phone, which we believe is evidence that our services are gaining acceptance as a substitute for landline service.

•

Offer predictable, affordable and flexible service plans.  We plan to continue to focus on increasing the value provided to our subscribers by offering predictable, affordable and flexible service plans. In January 2010, we introduced a new family of unlimited service plans that include all applicable taxes and regulatory fees for a flat rate. In January 2011, we introduced new 4G LTE service plans that allow subscribers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month.

•

Remain one of the lowest cost wireless service providers in the United States.  We plan to continue to focus on controlling our costs to allow us to remain one of the lowest cost providers of wireless broadband mobile services in the United States.

•

Expand our markets.  We plan to continue to focus on expanding in and around the metropolitan areas we currently serve, which may require us to acquire or gain access to additional spectrum or enter into or expand our roaming arrangements with other wireless carriers beyond those in which our customers currently can receive service. We also may in the future pursue means, other than purchasing or leasing spectrum, to expand into new metropolitan areas.

•

Continue to invest in our networks.  We plan to continue to make significant capital improvements to our network in order to offer our subscribers competitive and technologically-advanced services, including enhanced data services, location based services and digital technology as they become increasingly available. We introduced the first commercial 4G LTE service in the United States in our Las Vegas and Dallas/Fort Worth metropolitan areas in September 2010 and subsequently have launched commercial 4G LTE service in certain additional metropolitan areas we already served with our CDMA network.

•

Offer nationwide voice, text and web services.  Beginning in January 2010, all unlimited service plans we offer to new subscribers include nationwide voice, text and web access services for a flat rate inclusive of applicable taxes and regulatory fees. In order to do so, we have entered into, and plan to enter into or expand in the future, roaming agreements with other wireless broadband mobile service providers that allow our subscribers to receive services when they are outside the areas we currently serve with our networks.

Products and Services

We provide mobile broadband services under the MetroPCS® brand. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees and offering nationwide voice, text and web access services on an unlimited, no long-term contract, paid-in-advance, flat rate basis beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. In January 2011, we introduced new 4G LTE service plans that allow subscribers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month. For additional usage fees, we also provide certain other value-added services. All our service plans are “paid-in-advance” and do not require a long-term service contract. We provide the following products and services:

•

Voice Services.  Our voice services allow customers to place voice calls to, and receive calls from, any telephone in the world, including local, domestic long distance, and international calls. Our services also allow customers to receive and make calls while they are located in areas served by our networks and in geographic areas served by certain other wireless broadband mobile carriers through roaming arrangements we have with them.

•

Data Services.  Our data services include text messaging services (domestic and international); multimedia messaging services; mobile Internet access; mobile instant messaging; location based services; social networking services; push e-mail; multimedia streaming and downloads; and services provided, depending on the network and locale, through the Binary Runtime Environment for Wireless, or BREW, Blackberry, Windows, and the Android platforms, such as ringtones, ring back tones, games and content applications.

•	Custom Calling Features. We offer custom calling features, including caller ID, call waiting, three-way calling and voicemail.

•

Advanced Handsets.  We sell a variety of feature phones, and increasingly, smartphones manufactured by nationally recognized manufacturers for use on our network, including models that have cameras, can browse the Internet, play music, play streaming audio, display streaming and downloaded video, and have other features facilitating digital data. We sell a variety of handsets using vendor or handset specific operating systems, such as BREW, Blackberry, Windows, and the Android operating system.

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

The table below provides an overview of the larger metropolitan areas and surrounding areas in which we hold licenses to spectrum, including the Federal Communications Commission, or FCC, licensed geographic area, the amount of broadband wireless spectrum held and the related megahertz available in that particular licensed area.

Metropolitan Area	Licensed Area	MHz
Boston:
Boston-Worcester, MA/NH/RI/VT(8)	BEA003	22
New London-Norwich, CT(8)	BTA319	20
Connecticut 2 – Windham(8)	CMA358	30
Providence-Pawtucket, RI – Bedford-Fall River, MA(8)	BTA364	20
Worcester-Fitchburg-Leominster, MA(8)	BTA480	20
California:
Northern California:
San Fran.-Oak.-S.J., CA(1)	BTA404	30
Sacramento, CA(1)	BTA389	40
Stockton, CA(1)	BTA434	40
Modesto, CA(1)	BTA303	25
Salinas-Monterey, CA(1)	BTA397	40
Redding, CA(1)	BTA371	40
Merced, CA(1)	BTA291	25
Chico-Oroville, CA(1)	BTA079	40
Eureka, CA(1)	BTA134	25
Yuba City-Marysville, CA(1)	BTA485	40
California 9 – Mendocino(1)	CMA344	30
Southern California:
Los Angeles, CA(1)	BTA262	20
California 5 – San Luis Obispo(1)	CMA340	30
Bakersfield, CA(1)	BTA028	20
Santa Barbara, CA(1) (6)	REA 6	20
Dallas/Ft. Worth:
Dallas/Ft. Worth, TX	REA 5(2) BTA101(3)	10 10
Sherman-Denison, TX(4)(10)	BTA418	20
Shreveport-Bossier City, LA-AR(5)	REA 5	20
Waco, TX(10)	CMA194	30
Longview-Marshall, TX(5)	REA 5	10
Tyler, TX(5)	REA 5	10
Lufkin-Nacogdoches, TX	BTA265	10
Abilene, TX(5)	REA 5	10
Detroit:
Detroit, MI	BTA112 BEA057	10 10
Grand Rapids-Muskegon-Holland, MI	BEA062	10
Michigan 9 – Cass, MI	CMA480	20
Florida:
Central and Northern Florida:
Tampa-St. Petersburg, FL	BEA034 BTA440	10 10
Sarasota-Bradenton, FL	BTA408 BEA033	10 10
Daytona Beach, FL	BTA107	10
Ocala, FL	BTA326 CMA245	10 20
Jacksonville, FL	BTA212	20

Metropolitan Area	Licensed Area	MHz
Lakeland-Winter Haven, FL	BTA239	20
Melbourne-Titusville, FL	BTA289	20
Gainesville, FL	BTA159	10
Orlando, FL	BEA030 BTA336	10 10
Tallahassee, FL-GA	BEA035	10
Florida 6 – Dixie	CMA365	20
Florida 7 – Hamilton	CMA366	20
Florida 8 – Jefferson	CMA367	20
Florida 9 – Calhoun	CMA368	20
South Florida:
Miami-Fort Lauderdale, FL	BTA293	30
West Palm Beach, FL	BTA469	30
Fort Myers, FL	BTA151 BEA032	30 10
Fort Pierce-Vero Beach, FL	BTA152	30
Naples, FL	BTA313	30
Florida 1 – Collier	CMA360	20
Florida 2 – Glades	CMA361	20
Florida 11 – Monroe	CMA370	20
Georgia:
Atlanta, GA	BTA024	20
Gainesville, GA	BTA160	30
Athens, GA	BTA022	20
Albany, GA	BEA037	10
Augusta-Aiken, GA-SC	BEA027	10
Macon, GA	BEA038	10
Georgia 1- Whitfield	CMA371	20
Georgia 2 – Dawson	CMA372	20
Georgia 3 – Chattooga	CMA373	20
Georgia 4 – Jasper	CMA374	20
Georgia 13 – Early	CMA383	20
Las Vegas:
Las Vegas, NV-AZ-UT(1)	BEA 153	20
New York:
New York-No. New Jer.-Long Island, NY-NJ-CT-PA-MA-VT(8)	BEA010	20
Albany-Schenectady-Troy, NY(8)	BEA005	20
New Jersey 1 – Hunterdon(8)	CMA550	30
New Jersey 3 – Sussex(8)	CMA552	30
Philadelphia:
Philadelphia, PA(7)	EA12	10
Other Regional Spectrum(8):
Northeast(9)	REA 1	10
West(9)	REA 6	10

(1)	Includes 10 MHz of spectrum from West REA 6 (WQGA732).
(2)	Comprised of 127 counties out of 204 counties under the REA 5.
(3)	Includes 11 of 25 counties in BTA101.
(4)	Comprised of Grayson and Fannin counties only.
(5)	Counties are covered under REA 5.
(6)	Santa Barbara County portion of West REA 006 (WQMM379).
(7)	Spectrum licensed as part of Northeast REA 1.
(8)	Includes 10 MHz of spectrum from Northeast REA 1 (WQGA731).
(9)	Portions listed in connection with other metropolitan areas.
(10)	Includes 10 MHz of spectrum from Central REA 5 (WQMM368).

        The map below illustrates the geographic coverage of our licensed spectrum as of December 31, 2010:

Royal Street

In November 2004, we entered into a cooperative arrangement with C9 Wireless, LLC, or C9, an unaffiliated very small business entrepreneur and, as part of that arrangement, acquired an 85% non-controlling interest in Royal Street Communications, LLC, an entity controlled by C9. Royal Street Communications, LLC, or Royal Street Communications, participated in FCC Auction 58, was the high bidder on, and was granted 10 MHz of spectrum in the Los Angeles basic trading area, or BTA, and 10 MHz of spectrum in certain other BTAs in Northern Florida, including Orlando. Auction 58 was designed to allow small businesses, very small businesses and other so-called designated entities, or DEs, to acquire spectrum and construct wireless networks to promote competition with existing carriers. Royal Street Communications qualified as a very small business DE and was granted in December 2005 certain “open” broadband PCS licenses on which it received a 25% bidding credit, and certain other “closed” broadband PCS licenses which only qualified DEs could be granted. C9 had the right to put, or require us to purchase, all or part of its ownership interest in Royal Street Communications. From 2005 through 2010, Royal Street Communications and its wholly-owned subsidiaries constructed networks with our assistance in its licensed service areas and, pursuant to agreements with us that were reviewed and approved by the FCC, sold us services on its network on a wholesale basis which we in turn marketed on a retail basis under the MetroPCS® brand to our customers. Due to our relationship with Royal Street Communications, we were able to consolidate its results from an accounting perspective with those of our subsidiaries. In April 2010, C9 provided us with notice that it was exercising its right to put its interest to us pursuant to its agreement with us and, in December 2010, we consummated the purchase of C9’s interest in Royal Street Communications with the consent of the FCC, resulting in Royal Street Communications and its wholly-owned subsidiaries becoming wholly-owned and controlled subsidiaries of the Company. Additionally, Royal Street Communications has been renamed MetroPCS Networks, LLC.

Distribution and Marketing

We offer our products and services to our customers under the MetroPCS® brand both indirectly through independent retail outlets and directly through Company operated retail stores. We also sell our services over the Internet using our own branded MetroPCS® website. Our indirect distribution outlets include a mixture of local, regional and national mass market dealers and retailers and specialty stores. Many of our dealers own and operate more than one location and may operate in more than one of our metropolitan areas. A substantial number of our retailers, dealers and corporate store locations also accept payment for our services and many also perform other services for us. A significant portion of our gross customer additions have been added through our indirect distribution outlets. For the twelve months ended December 31, 2010, approximately 90% of our gross customer additions were through indirect channels.

Our marketing strategy is to create and provide products, services and communications that drive growth while optimizing our marketing return on investment and minimizing the cost to acquire customers. Our marketing campaigns emphasize that MetroPCS offers affordable, predictable and flexible service plans. MetroPCS builds consumer awareness and promotes the MetroPCS® brand by strategic local advertising to develop our brand and support our indirect and direct distribution channels. We advertise primarily through local radio, cable, television, outdoor and local print media. In addition, we believe we have benefited from a significant number of word-of-mouth customer referrals.

Customer Care, Billing and Support Systems

We outsource some or all of our customer care, billing, payment processing and logistics to nationally recognized third-party providers.

Our outsourced call centers are staffed with professional and bilingual customer service personnel, who are available to assist our customers 24 hours a day, 365 days a year. Some of these outsourced call centers are located outside the United States, including in Mexico, Antigua, Panama, and the Philippines, which facilitates the efficient provision of customer support to our large and growing subscriber base, including Spanish speaking customers. We also provide automated voice response service to assist our customers with routine information requests.

Network Operations

We operate 1xRTT CDMA networks in all of the metropolitan areas where we have launched service and we have upgraded our networks in most of our metropolitan areas to 4G LTE with the upgrades in the remaining metropolitan areas presently scheduled to be completed in early 2011. A network includes a mobile switching center (for CDMA) or enhanced packet core (for 4G LTE) which serves several purposes, including routing traffic, managing call handoffs, managing access to the public switched telephone network (for CDMA) or the Internet (CDMA and 4G LTE) and providing access to voicemail and other value-added services, base stations (for CDMA) or eNodeBs (for 4G LTE), cell sites or distributed antenna system, or DAS, nodes, and backhaul facilities, which carry traffic to and from our cell sites and our switching or enhanced packet core facilities. Currently, almost all cell sites in the network are co-located, meaning our equipment is located on leased facilities that are owned by third parties who retain the right to lease the facilities to additional carriers. The switching centers and national operations center provide around-the-clock monitoring of our network.

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

Network Technology

Communications between the subscriber wireless device and our network is accomplished by a frequency management technology, or “air interface protocol.” We have deployed 1xRTT CDMA technology, which is one of the dominant air interface protocols, and 4G LTE in most of our metropolitan areas. Our decision to use CDMA is based on what we believe are several key advantages of CDMA over other air interface protocols, including higher network capacity, longer handset battery life, fewer dropped calls, simplified frequency planning, efficient migration path as our CDMA technology can be easily upgraded to fourth generation air interface protocols, including 4G

LTE, in a cost effective manner, and increased privacy and security. We believe 4G LTE offers several key advantages over third generation and other fourth generation air interface protocols, including higher network capacity, potential worldwide market for devices and equipment, and an efficient upgrade path to voice over Internet Protocol, or VoIP, and other advanced services. CDMA and 4G LTE are incompatible with certain other air interface protocols. Customers and former customers of other carriers may not be able to use their wireless devices on our networks because either their wireless device uses a different air interface protocol, may have deployed air interface protocols on different frequency bands, or the other carriers with compatible air interface protocols may have restricted the customers from changing the programming of their wireless device to allow it to be used on networks other than the original carrier’s network.

Competition

The retail market for broadband wireless services is highly competitive. We compete directly in each of our metropolitan areas with other facilities and non-facilities based wireless broadband mobile and fixed service providers, wireline, Internet, cable, satellite and other communications service providers by providing a wireless alternative to traditional wireline service. We believe that competition for subscribers among wireless broadband mobile providers is based mostly on price, service area, services and features, handset selection, call quality and customer service.

The current facilities-based wireless broadband mobile industry is dominated by four national carriers — AT&T, Verizon Wireless, Sprint Nextel and T-Mobile — and their prepaid affiliates or brands. These national carriers typically offer post-paid plans that subsidize wireless devices, but require long-term service contracts and credit checks or deposits. Many of our competitors offer service plans with large bundles of minutes of use at low per minute prices or price plans with unlimited nights and weekends and some of our competitors offer unlimited service plans similar to ours. Our competitors’ plans could adversely affect our ability to maintain our pricing, market penetration, growth and customer retention. These national carriers also have introduced, either directly or through their affiliates, increasingly competitive unlimited fixed-rate services plans in areas in which we offer service. These unlimited fixed-rate service plans may cause other competitors to introduce similar or increasingly competitive unlimited fixed-rate plans. Following declines in the adoption of post-paid plans, some national carriers have become increasingly aggressive in offering and marketing prepaid and pay-in-advance services on a no long-term contract basis and, in some cases, have relaxed their requirements for long term contracts or credit checks. In addition, other facilities-based regional wireless broadband mobile carriers, such as Cricket Communications, an affiliate of Leap Wireless International, or Leap, have unlimited fixed-rate service plans similar to ours and compete in certain of our markets.

In addition to facilities-based wireless broadband mobile carriers, the wireless broadband mobile industry also includes carriers such as Tracfone and PagePlus that are non-facility based mobile virtual network operators, or MVNOs, that contract with wireless network operators to provide a separately branded wireless service. In some cases these MVNOs have business arrangements with one of the other major nationwide carriers, which may give them access to a more extensive network than ours. These MVNOs offer increasingly competitive service plans similar to the service plans we provide in addition to offering more traditional prepaid plans that charge by the minute.

The wireless broadband industry also includes other new entrant facilities-based providers, such as Clearwire and Lightsquared. Clearwire is building a network utilizing WiMax, which is the name given to a family of digital technologies that are capable of supporting high-speed, long-range wireless services suitable for mobility applications, using spectrum predominately in the 2.5 GHz range to construct a national network to provide wireless data and telecommunications services. Clearwire owners include Google, Intel, Sprint, Comcast, and Time Warner Cable. Lightsquared holds satellite spectrum covering North America which also permits it to build ancillary terrestrial facilities to supplement its satellite based services. Lightsquared has announced that it plans to build a new nationwide 4G LTE wireless broadband network integrated with satellite coverage in the United States and will provide wireless broadband capacity to a diverse group of customers, including retailers, wireline and wireless communication service providers, cable operators, device manufacturers, web players, content providers, and many others. The Lightsquared network will allow these customers to offer satellite-only, terrestrial-only, or integrated satellite-terrestrial services to their end users.

The wireline voice and broadband industry is dominated by large incumbent carriers, such as AT&T and Verizon. In addition, large cable companies, competitive local exchange carriers and VoIP service providers also provide competition for wireline voice and broadband services. The cable industry is dominated by large carriers such as

Time Warner Cable, Comcast and Cox Communications. These cable companies, along with cable company Advance/Newhouse, formed a joint venture called SpectrumCo LLC, or SpectrumCo, which bid on and acquired 20 MHz of advanced wireless services, or AWS, spectrum in a number of major metropolitan areas throughout the United States, including all of the major metropolitan areas in which we have built.

In the future, we may face increased competition from other mobile satellite service, or MSS, providers, and from resellers of these services. The FCC has granted some MSS providers, including Lightsquared, the flexibility to deploy an ancillary terrestrial component, or ATC, to their satellite services. This added flexibility, which has been granted to some and may be granted to other, MSS operators, may enhance their ability to offer more competitive mobile services. Some of the MSS providers currently are in bankruptcy. As a result, their future plans are uncertain, but they may emerge from bankruptcy in a better position to compete with services we sell or plan to sell or may sell or lease their spectrum to others, including new entrants, who may compete with us. In addition, several large satellite companies, computer companies, and Internet search and portal companies have indicated an interest in establishing next generation wireless networks, and certain VoIP providers have indicated that in the future they may acquire FCC licenses or use unlicensed spectrum to offer wireless services to compete directly with us. The FCC also has adopted an order that allows companies to provide wireless services on an unlicensed basis in certain unused portions of the television spectrum. Further, we also may face competition from new entrants and others using exclusively licensed or unlicensed spectrum. Additionally, we may compete in the future with companies that offer new technologies and market other services we do not offer or may not be available with our network technology, from our vendors or within our spectrum. Some of our competitors bundle, or may bundle, these other services together with their wireless communications service, which customers may find more attractive. Energy companies and utility companies also are expanding their services to offer telecommunications and broadband services.

There continues to be substantial merger and acquisition activity in the wireless industry. We have in the past acquired, and may in the future acquire, spectrum to enter new metropolitan areas or increase our spectrum holdings in metropolitan areas where we currently offer service. We also have undertaken and, may in the future consider, acquisitions of, or other business combinations with, companies in addition to acquisitions of spectrum. We also have in the past had, and may in the future have, discussions between us and other companies regarding potential acquisitions, divestitures, other business combinations, or transactions between the companies.

Many of our competitors’ resources are substantially greater, and their market shares are larger, than ours. For example, a number of our competitors have significantly greater spectrum, capital, financial, marketing, human capital and other resources than we do. Additionally, many of our wireless competitors have networks with larger coverage areas, significantly larger spectrum holdings, offer nationwide calling plans that do not give rise to additional roaming charges for their customers, and offer international voice and data roaming options for their customers. Further, the marginal incremental cost of some of our competitors may be substantially lower than our cost to provide service and may allow such competitors to price their services at rates that we cannot profitably provide.

In some instances, large national wireless broadband mobile services carriers have been reluctant to enter into roaming agreements at attractive rates with smaller and mid-tier national carriers like us, which limits our ability to serve certain market segments, and recent FCC actions to promote automatic roaming do not resolve these difficulties. This competitive pressure also may increase as our basic service plans now include nationwide service.

The policies of the United States government have made, and may continue to make available either through new allocations or flexibility in use of existing spectrum allocations, additional spectrum for wireless services available in each of our markets, which may lead to an increase the number of competitors and services competitive with our services and may enhance our competitors’ ability to offer additional plans and services. Further, since many of our competitors are large companies with significantly more subscribers and can sell to a larger portion of the United States population, they have on occasion been able to, and may in the future be able to, convince handset manufacturers to provide the newest handsets exclusively to them. Further, one manufacturer of wireless products has sold its handsets directly to the public without including service and others may do so in the future. Certain of our competitors also can afford to offer handsets to potential subscribers at lower prices than us because they subsidize more of the price of a subscriber’s handset, they may purchase handsets at lower prices from manufacturers than us, they have greater resources than us, they have a different business model than us, and they may require their customers to enter into long term contracts. The FCC has indicated it may examine, and Congress is considering legislation that may limit, early termination fees for the long term contracts used by national wireless broadband mobile services carriers, which could prompt them to reduce the subsidization of handsets and limit their long term contracts.

All of these factors may detract from our ability to attract customers from certain market segments and may require us to add additional features or services to our existing service plans, or make other changes to our service plans, including pricing and usage.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect the net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions. However, sales activity and churn can be strongly affected by the launch of new metropolitan areas, introduction of new price plans, and by promotional activity, which could reduce or outweigh certain seasonal effects. For a more detailed discussion of seasonality in our business, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”

Inflation

We do not believe that inflation has had a material effect on our operations.

Employees

As of December 31, 2010, we have approximately 3,600 employees. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement or represented by an employee union.

Regulation

The wireless telecommunications industry is regulated extensively by the federal government and, to varying degrees, by state and local governments. Congress, state legislatures, municipalities, and various federal, state and local regulatory bodies have enacted legislation, ordinances, codes, rules, regulations, and administrative decisions, and courts have issued judicial decisions, orders and decrees, affecting the telecommunications industry. The political, regulatory and judicial environment and regulatory climate affecting the communications industry has been, and is expected to remain in the future, in a state of constant flux.

Federal Regulation

Our business is subject to extensive federal regulation under the Communications Act of 1934, as amended, or the Communications Act, the implementing regulations adopted thereunder by the FCC, judicial and regulatory orders, decisions and decrees interpreting and implementing the Communications Act, and other federal statutes, judicial orders, decisions and regulatory orders. These statutes, regulations, decisions and associated policies govern, among other things, the allocation and licensing of radio spectrum; the ownership, lease, revocation, transfer of control and assignment of wireless licenses; the ownership of our stock by non-United States citizens; the ongoing technical, operational and service requirements under which we must operate; the timing, nature and scope of network construction; the rates, terms and conditions of our service; the restrictions or limitations that may apply to our services or the services we must offer; the information we provide to our customers and the manner in which it is delivered; our protection and use of customer information; roaming policies; our obligations to meet various law enforcement and public safety requirements such as E-911 and the Communications Assistance for Law Enforcement Act, or CALEA; the interconnection of communications networks; the management of our network; our relationships with third-party application and service providers; the provision of subscriber equipment; the location of network assets; and the use of rights of way.

Broadband Spectrum Allocations

We utilize paired radio spectrum licensed by the FCC to provide our wireless broadband mobile services. The FCC has allocated paired broadband spectrum in a variety of different bands, and we and many of our competitors utilize a combination of spectrum in the various bands to provide wireless services. The principal terrestrially allocated spectrum bands used to provide, or could be used to provide, terrestrial broadband wireless mobile services in the United States are as follows, all of which can be used to provide services competitive with the services we offer:

Cellular spectrum. The FCC has assigned two cellular licenses with 25 MHz of spectrum each in the 800 MHz band on a metropolitan statistical area, or MSA, and rural service area, or RSA, basis. There are 306 MSAs and 428 RSAs in the United States. MSAs and RSAs are defined by the Office of Management and Budget, or OMB, and the FCC, respectively.

PCS spectrum.  The FCC has assigned licenses to use 130 MHz of radio spectrum in the 1.9 GHz band for broadband personal communications services, or PCS. The PCS spectrum has been licensed in a variety of bandwidths (30 MHz, 15 MHz and 10 MHz) and market areas (nationwide, major trading areas or MTAs and basic trading areas or BTAs). Under the broadband PCS licensing plan, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. Both MTAs and BTAs are defined by Rand McNally & Company, with certain modifications adopted by the FCC.

SMR spectrum. The FCC has licensed 19 MHz of specialized mobile radio, or SMR spectrum, plus an additional 7.5 megahertz of spectrum that is available for SMR as well as other services. FCC policy permits flexible use of this spectrum, including the provision of enhanced mobile wireless services. This includes post-800 MHz band reconfiguration spectrum.

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

700 MHz spectrum. The FCC has allocated 72 MHz of spectrum in the 700 MHz band. The FCC divided this spectrum into two 12 MHz paired blocks, one 6 MHz unpaired block licensed on a CMA or EA basis; one 6 MHz unpaired block licensed on a Economic Area Grouping, or EAG, basis; one 22 MHz paired block licensed on a REAG basis, 4 MHz of spectrum in the 700 MHz guard band and one 10 MHz paired block, or D Block, assigned on a nationwide basis to be used as part of a private/public safety partnership. Holders of the 22 MHz licenses, most of which are held by one of our competitors, must provide a network platform that is generally open to third-party wireless devices and applications, or an Open Network Platform, by allowing consumers to use the handset of their choice and to download and use the applications of their choice, subject to certain network management conditions that are intended to allow the licensee to protect the network from harm. As originally allocated, the D Block licensee was required to enter into a public/private partnership with a designated public safety broadband licensee for the purpose of constructing and operating a nationwide interoperable broadband network for public safety on a nationwide public safety license and to provide public safety with priority access during emergencies to the D Block owned by the licensee. The D Block remained unpurchased at auction. The FCC currently is considering revisions to the auction and service rules that will apply to this license and bills have been introduced in Congress to have this block of spectrum reallocated to public safety.

BRS spectrum.  In 2004, the FCC ordered that 194 MHz of spectrum in the 2496-2690 MHz band, or the 2.5 GHz band, be reconfigured over a period of time into upper and lower-band segments for low-power operations, with a mid-band segment for high-power operations. This spectrum is allocated and licensed in the United States and its possessions and territories in 493 BTAs. The Commission concluded in 2008 that 55.5 MHz of the broadband radio service, or BRS, spectrum holdings in the 2.5 GHz band will be included in the Commission’s product market for mobile telephony/broadband services, and taken into consideration when the Commission is assessing the competitive impact of broadband wireless merger and acquisition transactions.

WCS spectrum.  In 2010, the FCC adopted rules relating to 30 MHz of spectrum in the 2305-2320 MHz and 2345-2360 MHz bands, or the WCS spectrum, which accord licensees greater flexibility to offer, among other services, mobile broadband services. The WCS spectrum initially was auctioned in 1997 into four license blocks. Two 5 MHz paired channels were auctioned on a major economic area, or MEA, basis and two unpaired 5 MHz channels were auctioned on a REAG basis. MEAs are a collection of EAs. Under the recently adopted rules, WCS licensees are subject to revised construction requirements.

Future allocations. The FCC has certain broadband wireless spectrum allocation proceedings in process. For example, the FCC is considering service rules for an additional 20 MHz of paired AWS spectrum, or AWS-2, in the 1915-1920 MHz, 1995-2000 MHz, 2020-2025 MHz and 2175-2180 MHz bands, as well as 20 MHz of unpaired AWS spectrum, or AWS-3, in the 2155-2175 MHz band. The FCC also is considering whether the unpaired AWS-3 spectrum could be paired in either a symmetrical or asymmetrical basis with other spectrum to create more paired spectrum. Both AWS-2 and AWS-3 have been allocated for advanced fixed and mobile services, including AWS. As noted above, the FCC also is seeking further comment on service rules for the 700 MHz D Block. The FCC and interested parties have proposed that these blocks of spectrum be subject to various conditions, configurations and terms and conditions.

In 2010, the FCC released its National Broadband Plan, which indicates that the FCC will seek to allocate 300 to 500 MHz of additional spectrum below 2.5 GHz, over the next 5 to 10 years, for use in providing mobile wireless broadband services. The FCC also is taking additional steps to repurpose spectrum for mobile wireless broadband use, including seeking authority from Congress to conduct incentive auctions designed to encourage licensees of previously assigned spectrum, including digital broadcast television spectrum, to make such spectrum available for mobile wireless broadband services. Recently, the FCC has initiated a series of proceedings designed to identify additional spectrum that can be refarmed, reassigned, or reallocated to meet a perceived need for an additional significant amount of spectrum for wireless broadband mobile services. For example, one of these proceedings is a Notice of Inquiry, or NOI, in which the FCC proposes to conduct voluntary incentive auctions for spectrum currently used for digital broadcast television services. The FCC also has initiated a Notice of Proposed Rulemaking, or NPRM, and NOI regarding the regulatory flexibility of 90 MHz of mobile satellite service, or MSS, spectrum. This satellite spectrum, along with the ancillary terrestrial component, or ATC, that has been granted to most MSS licensees, may also be used to provide mobile wireless broadband services. Despite these government initiatives to identify and allocate additional spectrum for mobile wireless broadband services, the fact remains that there is, at present, a spectrum shortage and there do not appear to be any easy near term solutions. There is no certainty as to whether such additional spectrum will be made available, the amount of spectrum which might ultimately be made available, the timing of the auction of any such spectrum, whether Congress will enact legislation enabling incentive auctions, the process for clearing incumbent users, the likely configuration of, and conditions that might apply to, any such additional spectrum, or the usability of any of this spectrum for wireless services competitive with our services or by us. In addition, the National Telecommunications and Information Administration, or NTIA, has issued a report identifying 155 MHz of spectrum for fast track evaluation and sets a timetable for making a total of 500 MHz of spectrum available through government coordination and reallocation. Further, Congress may pass legislation or the federal government may undertake actions or proceedings in the future to reallocate spectrum from government use to private commercial use for mobile wireless broadband services or to change the rules relating to already licensed spectrum, which may allow new or existing licensees to provide services comparable to the services we provide.

License term

The broadband PCS licenses held by us have an initial term of ten years, our AWS licenses have an initial license term of fifteen years, and our 700 MHz license has an initial term of ten years from June 12, 2009. If we fail to meet an initial construction benchmark in June of 2013 for our 700 MHz license, the license term will be shortened to June of 2017, and we may be subject to fines and forfeitures and/or a reduction of our licensed service area. In addition, if we fail to meet the build out requirements by the end of the license term for our 700 MHz license, we will lose our authority to serve any unserved area within our 700 MHz license area and could be subject to fines and forfeitures, including a revocation of our 700 MHz license. Each FCC broadband spectrum license is material to our ability to operate and conduct our business in the area covered by that license. We also have other licenses, such as microwave licenses, which we use to backhaul traffic from our cell sites to our switch locations.

Subject to applicable conditions, all of our licenses may be renewed at the end of their terms. Our initial broadband PCS licenses for San Francisco, Sacramento, Miami and Atlanta were granted in 1997, were renewed in 2007 and are subject to renewal in January 2017; our AWS licenses were granted in November 2007 and are subject to renewal in November 2021; and our 700 MHz license was granted in June 2008 and is subject to renewal in June 2019. We intend to file renewal applications for our licenses when the renewal filing windows open. The next wireless broadband PCS license that needs to be renewed expires in 2011.

The FCC will award a renewal expectancy to broadband commercial mobile radio service, or CMRS, licensees if the licensee meets specific performance standards. To receive a renewal expectancy, we must show that we have provided substantial service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing licenses. If we do not receive a renewal expectancy, the FCC, in certain instances, may accept competing applications for the license renewal period, subject to a comparative hearing, and may award the license for the next term to another entity. The FCC also may deny license renewal applications for cause after appropriate notice and hearing.

The FCC recently released an NPRM proposing to establish more consistent requirements for renewal of licenses, uniform policies governing discontinuances of service, and to clarify certain construction obligations across all of the wireless service bands. We are unable to predict with any certainty the likely timing or outcome of this wireless renewal standards proceeding. The proposed changes to the applicable renewal and discontinuance of service requirements may be applied to existing licenses that will be renewed in the future. If more stringent requirements are applied retroactively to our existing licenses, the FCC may determine that prior actions or inactions of ours, or of our predecessors in interest, jeopardize the renewal of our licenses. The FCC has not indicated when it may take action on this NPRM.

Construction Obligations

The FCC has established various construction obligations for wireless licenses with different requirements often applying to spectrum licensed at different points in time. For example, broadband PCS licensees holding licenses originally granted as 30 MHz licenses must construct facilities to provide service covering one-third of the population of the licensed area within five years, and two-thirds of the population of the licensed area within ten years, or otherwise provide substantial service to the licensed area within the appropriate five- and ten-year benchmarks of their initial license grant date. Broadband PCS licensees holding 10 MHz and 15 MHz licenses generally must construct facilities to provide service to 25% of the licensed area within five years of their initial license grant date, or otherwise make a showing of substantial service. The FCC defines substantial service as service which is sound, favorable and substantially above a mediocre service level only minimally warranting renewal. Either we, or our predecessor-in-interest for acquired licenses, satisfied the applicable five-year coverage requirement for each of our broadband PCS licenses and the ten-year requirement for those PCS licenses that already have been renewed. We also will be required to construct facilities to provide substantial service by the end of the initial 15-year license term for our AWS licenses, or by November 2021.

The 700 MHz licenses are subject to more stringent performance requirements. To avoid any possible loss of rights, we would need to provide wireless coverage to 35% of the geographic area of our licensed EA in four years, or by June 2013, and 70% of the licensed geographic area by the end of the license term. While the FCC occasionally has granted brief extensions to, and limited waivers of, license construction requirements, we cannot expect any such relief to be granted in light of the Commission’s increased efforts to recapture unused spectrum due to the broadband wireless spectrum shortage. As a consequence, any licensee failing to meet these coverage requirements risks forfeiting their license and, in some cases, being subject to fines or monetary forfeitures.

The Commission also may adopt more stringent build-out requirements, impose further sanctions on licensees which do not meet construction thresholds or create incentives for licensees to accelerate their build-out as a result of the FCC’s concern over a shortage of needed broadband wireless spectrum. The FCC also could act on its NPRM and impose more stringent renewal and discontinuance of service requirements, and apply those changes retroactively to existing licenses that will be renewed in the future.

Revocation of Licenses

The FCC may deny applications for FCC licenses, deny renewal of FCC licenses, and revoke FCC licenses in extreme cases where a licensee is found to lack the requisite qualifications to be a licensee. For example, the FCC may revoke a license or deny an application of an entity found in a judicial or administrative proceeding to have knowingly or repeatedly engaged in conduct involving felonies, possession or sale of illegal drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, serious violations of the Communications Act or FCC regulations, or a failure to meet construction obligations. If any FCC license of ours is denied or revoked for cause, this action may have an impact on our ability to secure additional spectrum in the future, via auctions or through third party private transactions.

Transfer and Assignment of FCC licenses

The Communications Act requires prior FCC approval for assignments or transfers of control of any license or construction permit, with limited exceptions. In granting FCC approval for assignments or transfers, the FCC may impose conditions. To date, we have managed to secure FCC consent to a variety of assignments and transfers without undue delay or the imposition of conditions outside of the ordinary course. If we are acquired, or acquire another entity, in the future, the FCC may disapprove the transfer of control or assignment, impose conditions, or otherwise require divestitures of some or all of our spectrum, licenses, or other assets.

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

Spectrum and Market Concentration Limits

The FCC has certain policies intended to prevent undue concentration of the terrestrial wireless broadband mobile services market. For example, the FCC applies heightened scrutiny to transactions in which wireless spectrum is being assigned or transferred whenever both parties to the transaction hold CMRS spectrum in the same or in an overlapping area. Specifically, the FCC will screen a transaction for competitive concerns if, upon consummation, the acquirer, and any affiliated group whose spectrum is attributed to the acquirer, holds more than a certain amount of spectrum in a single market, or if there was a material change in the post-transaction market share concentrations as measured by the Herfindahl-Hirschman Index. The amount of spectrum attributed to a licensee for spectrum screening purposes depends on the availability of certain spectrum.

This screen also applies to spectrum acquired via auction. These benchmarks are subject to pending reconsideration proceedings at the FCC. The FCC also is considering whether to initiate a proceeding to eliminate the case-by-case application of a spectrum screen in favor of a bright-line spectrum cap.

We are well below the spectrum aggregation screen in all of the geographic areas in which we hold licenses which means that the FCC’s spectrum concentration policies should not prevent us from acquiring additional spectrum either by auction or in private transactions, and we may be able to be acquired by certain other carriers. However, the FCC’s retention of a case-by-case approach to spectrum acquisition and the continuing revision upward of the spectrum screen may allow our competitors to make additional acquisitions of spectrum and further improve their relative spectrum positions and competitive strength. Some of our competitors may have spectrum holdings close to, at, or over the spectrum screen amount and any acquisition of us or spectrum from us by such competitors may not be approved or divesture may be required which could deter such competitors from acquiring us or engaging in spectrum swaps or transactions with us.

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

General Regulatory Obligations

The Communications Act and the FCC’s rules impose a number of requirements on wireless broadband mobile services licensees. A failure to meet or maintain compliance with the Communications Act and the FCC’s rules could subject us to fines, forfeitures, penalties, license revocations, or other sanctions, including the imposition of mandatory reporting requirements, compliance programs or corporate monitoring, or limitations on our ability to participate in future FCC auctions or to acquire spectrum.

CMRS classification. Certain of our wireless broadband mobile services are classified at the federal level as CMRS. The FCC regulates providers of CMRS services as common carriers, which subjects us while we provide such services to many requirements under the Communications Act and FCC rules and regulations. The FCC, however, has exempted CMRS services from some typical common carrier regulations, such as tariff and interstate certification filings, which allows us and our competitors to respond more quickly to competition in the marketplace. The FCC also is encouraged by federal law to reduce unreasonable disparities in the regulatory treatment of similar wireless broadband mobile services, such as cellular, broadband PCS, AWS, 700 MHz, and Enhanced Specialized Mobile Radio, or ESMR, services, and federal law preempts state rate and entry regulation of CMRS providers, but allows states to regulate the other terms and conditions of service.

The FCC has found, for the time being, that wireless broadband Internet access service offered at speeds in excess of 200 kbps in at least one direction, which would include our 4G LTE services, is an information service under the Communications Act, and thus is not subject to traditional common carrier regulation. In addition, the FCC has found that the transmission component of wireless broadband Internet access service meets the definition of telecommunications under the Communications Act and that the offering of a telecommunications transmission component as part of a functionally integrated Internet access service offering is not a regulated telecommunications service under the Communications Act. Further, the FCC has found that mobile wireless broadband Internet access service is not a “commercial mobile service” under Section 332 of the Communications Act. Carriers offering mobile wireless broadband Internet access services are not considered common carriers and have no common carrier obligations with respect to this service. Accordingly, as a result of such classification decisions, we and our competitors generally have greater flexibility in establishing the terms and conditions, including pricing, of this service than we do for services classified as common carrier services. However, these classification decisions could change over time, either as a result of FCC or Congressional actions, in an effort to assure that competing services are subject to comparable regulatory requirements. For example, in a recent order, the Commission adopted rules, commonly referred to as the “Net Neutrality” or “Open Internet” rules, subjecting mobile wireless broadband Internet access providers, such as us, to certain transparency requirements, and certain restrictions on the blocking of access to lawful websites and some third party applications, subject to reasonable network management provisions, which could limit our ability to provide certain services, requires us to not block customers’ access to services competitive with our voice and video telephone services, and could limit our ability to establish the terms and conditions, including pricing, of Internet access offered by us. “See – Net Neutrality.”

The FCC permits wireless broadband mobile services licensees to offer fixed services on a co-primary basis along with mobile services. This facilitates the provision of wireless local loop service by CMRS licensees using wireless links to provide local telephone service. The extent of lawful state regulation of such wireless local loop service is undetermined. While we do not presently offer a fixed service, our network can accommodate such an offering. We continue to evaluate our service offerings, and may offer a fixed service at some point in the future, which may subject us to additional state regulation.

Roaming. The FCC long has required CMRS providers to permit customers of other carriers to roam “manually” on their networks, for example, by supplying a credit card number, as long as the roaming customer’s handset is technically capable with the roamed-on network. The FCC also has ruled that automatic voice roaming is a common carrier obligation for CMRS carriers and CMRS carriers must provide certain automatic voice roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non-discriminatory basis pursuant to Sections 201 and 202 of the Communications Act. Specifically, this automatic voice roaming obligation extends to services such as ours that are real-time, two-way switched voice or data services that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-offs of subscriber calls. Automatic voice roaming rights are important to us because we provide service in a limited number of metropolitan areas in the United States and must rely on other carriers in order to offer roaming services outside our existing metropolitan areas. All the service plans we now offer to new subscribers (and to all existing customers who opt-in) include certain roaming coverage where we have not constructed our network.

The FCC recently clarified that the automatic voice roaming obligations of broadband CMRS providers extend to both in-market and out-of-market automatic voice roaming provided that the request is reasonable. In assessing whether a request is reasonable, the FCC will consider the totality of the circumstances and may use a number of factors, including the technical compatibility of the roamer, the extent of the requesting carrier’s build-out where it holds spectrum, and whether alternative roaming partners are available, to determine whether a particular roaming request is reasonable. Our potential roaming partners may utilize these factors to deny requests of our customers for automatic voice roaming services.

To date, the FCC has not extended the automatic roaming obligation to services that are classified as information services (such as high speed wireless Internet access services) or to services that are not CMRS, but the FCC is actively considering whether the roaming obligation should be extended to such non-interconnected services or features. If the FCC does not adopt an automatic roaming requirement for non-interconnected services or features, such as information services, high speed broadband services, and broadband Internet access services, we could have difficulty attracting and retaining certain groups of customers, especially to our 4G LTE services.

In its recent approval of the Verizon Wireless purchase of Alltel Wireless, the FCC imposed conditions that allow carriers like us who have roaming agreements with both Verizon Wireless and Alltel Wireless to use either agreement to govern all traffic exchanged with the post-merger Verizon Wireless until January 2013. We have elected to have the Alltel Wireless roaming agreement govern all of our roaming traffic with the combined Verizon Wireless-Alltel. We and others have asked the Commission to clarify these requirements, to extend the current commitment to January 2016 and to require post-merger Verizon Wireless to offer automatic roaming for data services and features on a non-discriminatory basis. The Commission has not acted on this extension request and, to date, Verizon Wireless has not agreed to negotiate modified terms or an extended date for the current agreement.

National Broadband Plan.  The American Recovery and Reinvestment Act of 2009, or Recovery Act, required the FCC to coordinate with the National Telecommunications and Information Administration, to establish a National Broadband Plan and benchmarks designed to ensure that all people of the United States have access to broadband capability. The resulting National Broadband Plan, which was released on March 16, 2010, makes numerous recommendations to the FCC, Congress and other regulatory agencies in an effort to promote broadband deployment. For instance, the National Broadband Plan recommends that the FCC make available 500 MHz of additional spectrum for mobile broadband wireless services within the next ten years, of which 300 MHz is recommended to be made available for mobile use within five years. The National Broadband Plan also makes recommendations regarding Commission action in the areas of intercarrier compensation, universal service, increasing competition, and a number of other regulatory issues. The FCC has initiated various regulatory proceedings in an effort to implement certain recommendations in the National Broadband Plan, but the timing of any Commission action is uncertain.

Wireless open access.  A provider of VoIP services has asked the FCC to issue a declaratory ruling that would give wireless broadband mobile customers the right to utilize any device of their choice to access a wireless broadband mobile network as long as the device does not cause interference or network degradation. The petition also seeks to enable customers to run applications of their choice on wireless broadband mobile networks. This so-called “Wireless Carterfone Rule” is opposed by many wireless broadband mobile interests, including us and the wireless industry association, CTIA. The proponent also requested that the FCC initiate proceedings to determine whether the current practices of wireless broadband mobile carriers comport with the Communications Act. The adoption of such a rule for existing networks could permit third parties to run applications on our network that consume disproportionate amounts of airtime and/or bandwidth. Our flat rate, unlimited service is not well-suited to such applications and a mandate of this nature could substantially impede our business. The FCC sought comment on this Declaratory Ruling and has the issues under consideration.

Network Management and Net Neutrality.  In November 2007, a digital content company asked the FCC to prohibit broadband network operators from blocking, degrading or unreasonably discriminating against lawful Internet applications, context or technologies. In August 2008, the FCC ruled that Comcast Corporation violated the FCC’s policy regarding reasonable broadband network management by discriminating against certain types of network traffic. In April 2010, the Federal Court of Appeals for the District of Columbia reversed on jurisdictional grounds the FCC’s decision that Comcast violated the FCC’s policy regarding reasonable broadband network management. Subsequently, the FCC initiated a proceeding to consider the adoption of net neutrality regulations on a different jurisdictional basis.

In December 2010, the FCC adopted net neutrality regulations that go further than the FCC’s existing Internet policy and apply to broadband wireless Internet access services, including those offered by us. These rules codified a number of the FCC’s prior open Internet policy principles, and added additional nondiscrimination and transparency requirements. The transparency rule, which applies to both fixed and mobile wireless Internet access service providers, requires providers to make available relevant information regarding network management practices to the consumers who purchase their services, and to content, application and service providers who seek access to a carrier’s network. In other respects, the new rules differ for wireline broadband Internet providers, such as cable companies and wireline telephone companies, and for mobile wireless broadband Internet providers, such as us. Fixed wireline broadband Internet providers are not allowed to block lawful content, applications, services, or non-harmful devices, and cannot unreasonably discriminate in transmitting lawful network traffic over a consumer’s broadband Internet access service. Mobile wireless broadband Internet providers are not subject to the broader wireline non-discrimination requirement, but wireless providers cannot block consumers from accessing lawful websites, nor block applications that compete with the provider’s voice or video telephony services. The rules for both fixed and wireless providers are also subject to a reasonable network management provisions. All of the rules noted above are also subject to the needs of law enforcement, public safety and homeland and national security. These new net neutrality rules do not become effective until 60 days after the Federal Register publication of the notice announcing the decision of the Office of Management and Budget regarding approval of the information collection requirements contained in the rules. That publication has not yet occurred and the Company does not expect that it will occur for some time due to the timetable for the OMB comment and approval process. Thus, these rules have not become effective. Both MetroPCS and Verizon Wireless have filed appeals of the Commission’s authority to adopt these rules in the U.S. Court of Appeals for the District of Columbia Circuit, and other parties may in the future seek review of the rules in other courts. If other parties file appeals or seek review, such appeals or review may be subject to a multidistrict lottery and may be heard in a U.S. Court of Appeals other than for the District of Columbia. We cannot predict with any certainly the outcome of such appeals. Several public interest groups have sent letters to the FCC alleging that certain 4G LTE rate plans offered by us violate the new net neutrality regulations and have asked the FCC to investigate. We have responded to these allegations at the FCC as we believe our 4G LTE rate plans do not violate the net neutrality rules and regulations.

Interconnection. FCC rules provide that all telecommunications carriers are obligated upon reasonable request to interconnect directly or indirectly with the facilities and networks of other telecommunications carriers. All LECs also must, upon request, enter into mutual or reciprocal compensation arrangements with CMRS carriers for the exchange of intra-MTA traffic. Under the current intercarrier compensation regime, each carrier compensates the other for terminated intra-MTA traffic originating on the compensating carrier’s network. Further, at a CMRS carrier’s request, incumbent local exchange carriers must exchange intra-MTA traffic with CMRS carriers at rates based on the FCC’s costing rules or rates set by state public utility commissions applying the FCC’s rules. CMRS carriers also have an obligation to engage in voluntary negotiation and may be subject to arbitration with incumbent local exchange carriers similar to those imposed on the incumbent local exchange carriers pursuant to Section 252 of the Communications Act. Once an incumbent local exchange carrier requests negotiation of an interconnection arrangement, both carriers are obligated to begin paying the FCC’s default rates for all intra-MTA traffic exchanged after the request for negotiation.

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

Universal Service Fund (USF). The FCC has adopted rules requiring interstate communications carriers, including CMRS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses communications carriers who are providing subsidized basic communications services to underserved areas and users. The FCC requires carriers providing both intrastate and interstate services to contribute to a USF fund based upon their percentage of traffic which is interstate. The FCC permits CMRS carriers to use a safe-harbor percentage of interstate traffic to calculate their USF contribution and, historically, we have made these FCC-required payments using the FCC safe-harbor percentage. However, starting in 2010, we stopped using the FCC safe harbor percentage and began determining our interstate service based on a traffic analysis of our actual customer’s usage. The FCC has rules that govern the nature and extent of the recovery of USF-related fees and charges that carriers can recover from customers. The FCC also has rulemaking proceedings pending in which it is considering a comprehensive reform of the manner in which it assesses carrier USF contributions, how carriers may recover their costs from customers and how USF funds will be distributed among and between states, carriers and services. Some of these proposals may cause the amount of USF contributions required from us and our customers to increase. The Commission has recently opened a Notice of Proposed Rulemaking and Further Notice of Proposed Rulemaking requesting comments on various proposed changes to the USF.

Eligible telecommunications carriers. Wireless broadband mobile carriers may be designated as Eligible Telecommunications Carriers, or ETCs, and may receive universal service support for providing service to customers using wireless service in high cost areas or to certain qualifying low income customers. Certain competing wireless broadband mobile carriers operating in states where we operate have obtained or applied for ETC status. Their receipt of universal service support funds may affect our competitive status in a particular market by allowing our competitors to offer service at a lower rate or for free, subsidized by the USF. The FCC is considering altering, reducing, or capping the amount of universal support received by CMRS ETC providers. In May 2008, the FCC adopted an interim cap on payments to ETCs under the USF relating to providing wireless service in high cost areas, pending comprehensive reform. We may decide in the future to apply for an ETC designation in certain qualifying high cost areas where we provide wireless services or to provide subsidized service to certain low income customers, though our ability to qualify may be affected by ongoing changes and possible future limitations in the program. If we are approved, these payments would be an additional revenue source that we could use to support the services we provide in high cost areas or to certain low income customers. The FCC also recently has sought comment on the establishment of a Mobility Fund using universal service funds that were relinquished by Verizon Wireless and Sprint Nextel totaling between 100 to 300 million dollars. Under the FCC proposal, this Mobility Fund would be used to support private investment to improve the coverage of current generation or better mobile voice and Internet service in areas where such coverage currently is missing. The FCC proposes to make grants from the Mobility Fund using a reverse auction to determine who would receive support. The FCC has not indicated when it will take action on its proposal.

Services to persons with disabilities. Telecommunications carriers are required to make their services reasonably accessible to persons with disabilities. These FCC rules generally require service providers to offer equipment and services accessible to and usable by persons with disabilities, if readily achievable, and to comply with FCC-mandated complaint/grievance procedures. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. These rules focus mainly on requirements that must be met by the manufacturers of wireless equipment, but a certain percentage of our handsets must be hearing aid compatible and we have annual reporting requirements. In addition, we are required to offer these hearing aid-compatible wireless phones for each air interface we provide. As a result, this requirement may limit our ability to offer services using new air interfaces other than CDMA 1xRTT, such as dual mode CDMA/4G LTE handsets, may limit the number of handsets we can offer, or may increase the costs of handsets for those new air interfaces.

In October 2010, the President signed into law the Twenty-First Century Communications and Video Accessibility Act of 2010, or the Accessibility Act. The Accessibility Act is intended to ensure that individuals with disabilities have access to emerging Internet-protocol-based communication and video programming technologies in the 21st Century, by updating requirements of television, telephone, and Internet service providers. These new obligations govern the provision of advanced communications services, including interconnected and non-interconnected VoIP services, to persons with disabilities, recordkeeping related to adherence to these policies, and the provision of Internet browsers suitable for blind or visually-impaired individuals. The Accessibility Act requires the FCC to implement its provisions, and the FCC has issued an initial public notice seeking comments on certain aspects of the Accessibility Act.

E-911 service. The FCC requires CMRS providers to implement basic 911 and enhanced, or E-911, emergency services. Our obligation to implement these services is incurred in stages on a market-by-market basis as local emergency service providers become equipped to handle E-911 calls. E-911 services allow state and local emergency service providers to better identify and locate wireless callers, including callers using special devices for the hearing impaired. The FCC revised these rules in October 2010. The network equipment and handsets we utilize are capable of meeting the FCC’s E-911 requirements and we have constructed facilities to implement these capabilities in markets where we have had requests to do so from local public safety emergency service providers. Because we employ a handset-based location technology, we also are subject to the FCC rules that require us to ensure that specified percentages of the handsets in service on our systems are location-capable and meet certain location accuracy standards. The FCC actively monitors the compliance by CMRS carriers with E-911 requirements. The FCC has in the past, and may in the future, impose substantial fines, forfeitures and penalties on wireless broadband mobile carriers for their failure to comply with the FCC’s E-911 rules and could impose other sanctions, including revocation of licenses or the imposition of mandatory reporting requirements, license conditions, corporate monitors, and compliance programs. The FCC also has rules under which wireless broadband mobile carriers may be required to offer priority E-911 services to the public safety agencies under certain circumstances. While we may in certain instances be able to recover the expenses associated with E-911, certain states in which we do business may limit or eliminate our ability to recover our E-911 costs. The FCC also issued an NPRM seeking comment on the current state of wireless location technologies, and have posed questions about possible future modifications and enhancements to the current rules. In an accompanying NOI, the FCC seeks comment about issues associated with VoIP services, including whether 911/E911 obligations should be extended to non-interconnected VoIP services. The FCC also seeks comment on what devices, services or applications are not yet subject to the current 911/E-911 rules.

Spectrum clearing. Spectrum allocated for AWS has been utilized by a variety of categories of commercial and governmental users. The spectrum allocated for AWS-1 was utilized by certain governmental users, many of whom are required over time to relocate from the AWS-1 spectrum. However, in some cases, not all governmental users have yet relocated or are obligated to relocate and, in other cases, incumbent users are not obligated to relocate for some period of time, with varying time frames for relocation. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users are reimbursed for relocating to other spectrum and with the costs of relocation being shared by AWS-1 licensees benefiting from the relocation. Under the FCC relocation plan, the AWS-1 licensee and the incumbent non-governmental user negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation procedures in which the AWS-1 licensee can relocate the incumbent non-governmental licensee at the AWS-1 licensee’s expense.

Spectrum allocated for the 700 MHz band previously was occupied by analog television broadcast licensees and certain wireless microphone users. By federal law, all existing analog television broadcast licenses vacated the 700 MHz spectrum on or before June 12, 2009 without any reimbursement from 700 MHz licensees. In January 2010, the FCC ruled that all wireless microphone users were obligated to cease operations by June 12, 2010, in the portion of the 700 MHz band currently allocated for wireless services. Licensees granted 700 MHz licenses were not obligated to pay for the relocation of wireless microphones from the 700 MHz band.

Siting issues. The location and characteristics of wireless antennas, DAS systems and nodes, base stations and towers are subject to FCC and Federal Aviation Administration, or FAA, regulations, federal environmental regulations, and other federal, state, and local regulations, including local zoning, building, and electrical requirements. The FCC has adopted rules that are intended to expedite siting decisions by state and local authorities, but the rules are subject to continuing legal challenges. With respect to AWS-1 sites, we must notify the FAA when we add AWS-1 frequencies to existing sites that already have been determined not to be a hazard to air navigation by the FAA. Antenna structures used by us and other wireless providers also are subject to FCC rules implementing the National Environmental Policy Act and the National Historic Preservation Act. Under these rules, construction cannot begin on any structure that may significantly affect the human environment, or that may affect historic properties, until the wireless provider has filed an environmental assessment with and obtained approval from the FCC or a local agency. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC or local agency determines that additional information is required or if community opposition arises. In addition, several environmental groups have requested various changes to the FCC’s environmental processing rules, challenged specific environmental assessments as failing statutory requirements and sought to have the FCC conduct a comprehensive assessment of the environmental effects of antenna tower construction. The FCC also has been ordered by the Court of Appeals for the DC Circuit to further consider the impact that communications facilities, including wireless towers and antennas, may have on migratory birds, and the FCC has initiated a proceeding to do so. In the meantime, there are a variety of federal and state court actions in which citizen and environmental groups have sought to deny individual tower approvals based upon potential adverse impacts to migratory birds.

Bill Shock.  In October 2010, the FCC proposed and sought comment on rules that would require mobile service providers to issue real time usage and billing alerts to consumers to assist them in avoiding unexpectedly high bills. These alerts would include notifications when a consumer approaches their allocated limit for voice, text or data usage, and when a consumer reaches their monthly limit and begins incurring overage charges. The FCC did ask whether prepaid mobile services should be exempt from any usage alert requirements. Any such usage requirements could increase our operational expenses. The likely timing and outcome of this proceeding are uncertain.

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

Customer proprietary network information (CPNI). FCC rules impose restrictions on a telecommunications carrier’s use of customer proprietary network information, or CPNI, without prior customer approval, including restrictions on the use of information related to a customer’s location. These rules are broad in scope and require us not only to protect customer information ourselves, but also to take steps to make sure that our agents and contractors protect this information. CMRS carriers must take reasonable measures to discover and protect against pretexting and, in enforcement proceedings, the FCC will infer from evidence of unauthorized disclosures of CPNI that reasonable protections were not taken. The FCC has imposed substantial fines on certain wireless carriers for their failure to comply with the FCC’s CPNI rules and this continues to be an area of active regulatory oversight. The FCC previously conducted a broad scale investigation into whether CMRS carriers are properly protecting the CPNI of their customers against unauthorized disclosure to third parties and may conduct further investigations in the future. The FCC also is seeking comment on additional CPNI regulations.

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

Backup power requirements. In October 2007, the FCC adopted rules which, if they had taken effect, would have required us to maintain emergency backup power for a minimum of twenty-four hours for certain of our equipment that is normally powered from local commercial power located inside mobile switching offices, and eight hours for certain equipment that is normally powered from local commercial power at other locations, including cell sites and DAS nodes. Various aspects of the rules were challenged in court and before the OMB. As a result, the rules have never taken effect, but the FCC has indicated that it plans to seek comment on revised backup power rules applicable to wireless providers. If we are required to meet back up power requirements, or secure additional state or local permits or authorization, this could delay the construction of any new cell sites or distributed antenna systems, or DAS systems, and launch of services in new metropolitan areas and increase our costs.

Tower lighting and painting.  The FCC has established rules requiring certain towers and other structures to be painted and lighted to minimize the hazard to air navigation. In addition, we are obligated to notify the FAA if the required lighting at a tower is no longer being maintained. A failure to abide by these requirements could result in the imposition of fines and forfeitures or other liability if an accident occurs. We generally collocate on existing towers and structures owned and operated by others and do not have the right to paint or control the lighting at the site but, as an FCC-licensed carrier at the site, still could be held accountable if the lighting and painting requirements are not met.

Radio frequency limits. The FCC sets limits on radio frequency, or RF, emissions from cell sites and has rules that establish procedures intended to protect persons from RF hazards. We have policies in place designed to comply with the applicable limits and restrictions at cell sites where we have operations, but, given the number of sites involved and the nature of the requirements, we cannot guarantee that we are in compliance at each cell site at all times.

Emergency warning. The FCC has adopted technical standards, protocols, procedures, and other requirements under the Warning, Alert, and Response Network Act, or WARN Act, to govern emergency alerting standards for CMRS providers which voluntarily elect to participate. Rules, regulations and industry protocols are in the process of being developed to implement this program. We plan to participate in the voluntary emergency alert program. This election may cause us to incur costs and expenses, and customers desiring this service may be required to purchase new handsets. Under the adopted rules, a participating carrier must notify customers of the availability of emergency alerts but may not charge separately for the alerting capability and the CMRS carrier’s liability related to, or any harm resulting from, the transmission of, or failure to transmit, an emergency alert is limited. If we decide to withdraw from participation at a later date, our customers may decide to terminate their service with us. The FCC also is considering the feasibility of requiring wireless providers to distribute emergency information and, if it does so, the requirements to which we are subject under the rules and the WARN Act may change, which could cause us to incur additional costs and expenses.

White spaces. The FCC has adopted rules to allow unlicensed radio transmitters to operate in the unused broadcast digital television spectrum, or White Spaces. The FCC’s rules provide for both fixed and personal/portable devices to operate in the White Spaces on an unlicensed basis, subject to various protections to existing users of the spectrum. Policies and industry protocols are in the process of being developed to implement this program. Other companies may offer services in the White Spaces that compete with services offered by us. Because any such competing services may be offered on an unlicensed basis, the providers may be able to offer them at a lower cost.

Regulatory classifications. In January 2008, the FCC solicited comments on whether text messages and short codes are common carrier services to which CMRS carriers must provide non-discriminatory access. The outcome and such timing of any FCC action, or the effect that such a ruling would have on us, is presently unknown.

Outage reporting. The FCC requires all telecommunications carriers to report outages meeting certain specified criteria to the FCC. These reporting requirements affect the way we track and gather data regarding system outages and repair outages. Outage reporting is subject to active regulatory oversight, and we are potentially subject to fines and forfeitures if we fail to make timely reports.

Other Federal Regulation

Copyright protection. The Digital Millennium Copyright Act, or DMCA, protects against the circumvention of technological measures employed to protect copyrighted works, or access control. Under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt certain activities which otherwise might be prohibited by that the DMCA for a period of three years, subject to possible extension for successive three year periods. In 2006, the Copyright Office granted an exemption pertaining to the unlocking of wireless phones which facilitated moving handsets from one carrier service to another. The exemption was extended in 2010, in a slightly modified form. The current exemption allows circumvention of certain software locks and other firmware on wireless telephone handsets when such circumvention is solely to enable authorized connection to a wireless telecommunications network. We have implemented a service called MetroFlash that enables new customers under certain circumstances to unlock and reprogram their existing CDMA handsets so that they will operate on our networks. The MetroFlash program has been designed to meet the current exemption, but the scope of the new exemption remains untested. Other carriers also have implemented reflashing programs that may enable MetroPCS customers to use their phones on another carrier’s network.

Other. Our operations also are subject to various other federal regulations, including those regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. For example, the construction and operation of telecommunications facilities throughout the U.S. subjects us to a myriad of federal and state environmental laws that create reporting and permitting requirements. These rules and regulations often are complex and subject to change and we could be held responsible for failing to comply.

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

Various decisions have been rendered by, and other proceedings are pending before, state public utility commissions and courts pertaining to the extent to which the FCC’s preemptive rights over CMRS rates and entry prevent states from regulating aspects of wireless service, such as billing policies, our ability to bill for third party’s charges incurred by our subscribers, and other consumer issues. These proceedings could subject us to additional state regulation which could cause us to incur additional costs.

The FCC recently ruled that the rates to be charged by competitive local exchange carriers, or CLECs, to CMRS carriers should be resolved by the pertinent state regulatory commissions. We have appealed this ruling. In the meantime, certain CLECs have begun filing applications with state regulatory commissions seeking to set rates for their termination services. This subjects us to a multiplicity of state rate cases in which the state regulatory commission may set the rates to be charged by CLECs to CMRS carriers for the termination of traffic by CMRS carriers to CLECs. We consider some of the requested rates to be unreasonably high.

The location and construction of wireless antennas, DAS systems and nodes, base stations and towers are subject to state and local zoning, permitting, land use and other regulation. Before we can put a DAS node or site into commercial operation, we, or the tower owner in the case of leased sites, must obtain all necessary zoning and building permit approvals. The time needed to obtain necessary zoning approvals, building permits and other state and local permits varies from market to market and state to state and, in some cases, may materially delay our ability to provide service. The FCC recently issued an order limiting the time a municipality could take to act on a site application before the applicant could appeal such inaction, but the order is under review. Variations also exist in local zoning processes. Further, certain cities and municipalities impose severe restrictions and limitations on the placement of wireless facilities which may impede our ability to provide service in some areas. In addition, in order to deploy DAS systems, our DAS provider may need to obtain authorization from a local municipality. In at least one instance, such authorization is subject to challenge. Actions of this nature could have an adverse effect on our ability to construct and launch service in new metropolitan areas or to expand service in existing markets. Further, we may be subject to environmental compliance regulations with respect to the operation of standby power generators, batteries and fuel storage for our telecommunications equipment. A failure or inability to obtain necessary zoning approvals or state permits, or to satisfy environmental rules, may make construction impossible or infeasible on a particular site, might adversely affect our network design, increase our network design costs, require us to use more costly alternative technologies, such as DAS systems, reduce the service provided to our customers, and affect our ability to attract and retain customers. Local zoning and building ordinances also may make it difficult for us to comply with certain federal requirements, such as the backup power requirements under consideration by the FCC.

Certain states and municipalities in which we provide service or plan to provide service have passed laws prohibiting texting or the use of wireless phones while driving, requiring the use of wireless headsets, or other laws affecting the use or sale of our services. Other states and municipalities may adopt similar restrictions in the future, and one national organization is advocating a total ban on the use of wireless phones while driving.

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

Item 1A. Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following risk factors in evaluating our business, financial condition and operating results or an investment in our common stock. Many of these risks are beyond our control.

Although we describe below and elsewhere in this Annual Report the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have a material adverse effect on our business, financial condition and operating results in the future. In addition, past performance may not be reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

If any of the events, conditions or risks described below, individually or in combination, were to occur, our business, financial condition and operating results and/or cash flow could be materially adversely affected.

Risks Related to Our Business

Our business strategy may not succeed in the long term.

Our business strategy has been to offer unlimited wireless broadband mobile services predominately on a paid-in-advance basis for flat monthly rates without requiring a long-term service contract or a credit check. Our service plans may not continue to meet customer demands, competitive offers, or could prove to be unsuccessful in the long term. A number of other wireless broadband mobile carriers, resellers and MVNOs are offering, or in the future may offer, services plans similar to, or competitive with, our service plans with more extensive geographic coverage than ours, more features, greater speeds, and other differentiating features. If our business strategy is unsuccessful, we may be forced to alter our service offerings, cost structure and geographic focus, all of which may have a material adverse effect on our business, financial condition and operating results. If we have a disproportionate number of our customers on our lower priced service plans, if our customers do not purchase our service plans in the mix we anticipate, or if our customers use more services, such as roaming, domestic or international long distance, that we purchase from third parties than we anticipate, it could result in lower revenues, higher expenses, and lower profitability, which could have a material adverse effect on our business, financial condition, or operating results. From time to time, we evaluate our products, service offerings and the demands of our target customers and may, as a result, amend, change, discontinue or adjust our products and service offerings or initiate or offer new permanent, trial or promotional product or service offerings. These new or changed product and service offerings may not meet customer demands, competitive offers, or may not succeed in the long term, or prove to be profitable. These new or changed product and service offerings may result in reduced revenues, increased expenses, lower profitability, and other adverse financial or operational consequences, which could have a material adverse effect on our business, financial condition and operating results.

Our tax inclusive plans make us susceptible to increases in taxes and regulatory fees.

We offer service plans that include applicable taxes and regulatory fees for a flat fee. The government and regulatory agencies may increase the taxes and regulatory fees payable on our services and we may currently be at a greater risk from such increases because of budget shortfalls and regulatory policies. We do not have control over changes in tax rates, laws, regulations or rulings, or federal and state tax assessments. If the government or regulatory agencies increase the taxes or regulatory fees that are attributable to our services, or change the services on which such taxes or regulatory fees are to be paid, it could negatively impact the profitability of our services. If we attempted to pass through such increased taxes and regulatory fees to our customers, we could experience increased churn, decreased revenues or fewer customer additions. If we experience lower profitability, lower margins, increased churn, or lower sales, it could have a material adverse effect on our business, financial condition and operating results.

Our inability to maintain or strengthen our brands may reduce our ability to retain and attract customers, which could adversely affect our business, financial condition and operating results.

With increased competition in the wireless telecommunications industry, in particular in the fixed-price, unlimited use of paid-in-advance services, we believe marketing and promotional activities are critical to the success of the business and a strong brand and image is an essential part of our marketing activities. Developing, promoting and maintaining our brand and image requires a consistent capital investment and expense and there can be no assurance that this investment in our brand and image or the promotion of our brand and image will be successful. If we fail to develop, promote and maintain a strong brand and image or we are unsuccessful in promoting our brands it could have a material adverse effect on our business, financial condition and operating results.

A failure to meet the demands of our customers could adversely affect our business, financial condition and operating results.

Customer demand for our products and services could be impacted by numerous factors including the different types of products and services offered, service content, features, data speeds, technology, coverage, compatible handset options, distribution, service areas, network operability and quality, customer perceptions, customer care levels and the prices and range of service plans and products. Managing these factors and customers’ expectations of these factors is essential in attracting and retaining customers. We continually incur costs in order to improve and enhance our products and services to remain competitive and to keep up with our customer demand, which include costs to expand the capacity and coverage of our network, costs to replace or migrate to new technology platforms, vendors or services, costs to enhance or upgrade our networks, including costs to upgrade to long term evolution, or 4G LTE, or other fourth generation technologies, costs to purchase additional spectrum and necessary infrastructure equipment, costs to implement new or different services, service plans, handsets and related accessories to meet customer needs and costs to secure the necessary governmental approvals and renewals for our operations. Delays or failure to purchase additional spectrum or to make these enhancements to our products, services or network, could limit our ability to meet our customer demands or customer expectations. Further, even if we continually upgrade and maintain our networks and enhance our products and services, there can be no assurance that our existing customers will not switch to another wireless provider or that we will be able to attract new customers. If we are unable to meet our customer demands or customer expectations, including providing customers with reliable and compatible network devices, or manage our sales, distribution, advertising, customer support, billing and collection, we may have difficulty attracting and retaining customers, which could increase our churn and operating costs and decrease our revenue, resulting in an adverse effect on our business, financial condition and operating results.

Similarly, if our vendors deliver 4G LTE products and services that do not work as anticipated, fail to meet customer expectations, or fail to operate properly, we may not receive revenue on our investment in 4G LTE. For example, if a 4G LTE handset is lacking in certain features that our customers expect, our existing and potential customers may not purchase the handsets. Further, we presently provide limited subsidies for handsets to our customers, so the price of the handset may also reduce the demand for the handsets and we will incur an expense equal to the difference between the price we pay for the handset and the price we receive from the customer. This could have a material adverse effect on our business, financial condition and operating results.

We may not be successful in continuing to grow our customer base.

Our business plan assumes continued growth in our customer base. Our ability to grow our customer base and achieve the customer penetration levels that we currently believe are possible with our business model in our markets is subject to a number of risks, including:

•	customer demand for our products and services and our inability to meet those customer expectations and demands;

•	our inability or our supplier’s inability to obtain or offer and provide products or services which our current or prospective customers demand, want, expect or need;

•	increased competition from existing competitors or new competitors;

•	our inability to differentiate our services from the services offered by our competitors;

•	higher than anticipated churn in our markets or lower than anticipated gross adds in our markets;

•	our inability to increase our network capacity in areas we currently serve to meet increasing customer demand;

•	our inability to offer competitive data services;

•	limitations in our customer service, billing and other systems;

•	our inability to manage inventory and adequately forecast our inventory needs, such as handset quantity, quality and type;

•	our inability to provide service in areas demanded by our current and prospective customers;

•	our inability to attract and retain indirect agents and dealers for our products and services;

•

our inability to increase the relevant coverage areas in our existing markets, to expand our roaming arrangements to areas that are important to our customers or to allow us to offer services at rates which are attractive to our current and prospective customers;

•

unfavorable United States economic conditions, which may have a disproportionate negative impact on certain portions of our customer base including an impact on their ability to buy new handsets or pay for our services;

•	changes in the demographics of our markets; and

•	adverse changes in the legislative and regulatory environment that may limit our ability to differentiate our services or grow our customer base.

If we are unable to achieve the aggregate levels of customer penetration that we currently believe are possible with our business model, our ability to continue to increase our customer base and revenues at the rates we currently expect may be limited and we may fail to achieve additional economies of scale. Any failure to achieve the penetration levels we currently believe are possible with our business model and to successfully increase our customer base could limit our ability to repay our indebtedness and may have a material adverse impact on our business, financial condition and operating results.

Our business is seasonal and our operating results for future periods will be affected negatively if we fail to have strong customer growth in the first and fourth quarters.

Our business is seasonal and reflective of promotional activity, competition in the industry and the existing economic conditions. Our largest numbers of subscribers are typically added in the first and fourth quarters. However, sales activity and churn can be strongly affected by the launch of new and surrounding metropolitan areas, by the introduction of new price plans, and by, promotional activity, all of which can reduce or outweigh certain seasonal effects. If we fail to meet our expectations for customer additions in the first or fourth quarter, it could have a material adverse impact on our business, financial condition and operating results for future periods.

Failing to manage our churn rate or experiencing a higher rate of customer turnover than we have forecasted could adversely affect our business, financial condition and operating results.

Our customers do not have long-term contracts and can discontinue their service at any time without penalty or advance notice to us. In addition, as handset prices continue to decline, they become more disposable for our customers, who may then change wireless providers or phones, increasing our churn. Our rate of customer churn can be affected by a number of factors, including the following:

•	network issues, including network coverage, network reliability, technology upgrades, dropped and blocked calls, data speeds, network responsiveness, and network availability;

•	geographic coverage, including roaming coverage at affordable rates, which has historically been less extensive than our competitors;

•	affordability and general economic conditions;

•	supplier or vendor failures;

•	customer perceptions of and demand for our products, services and offerings;

•	customer care concerns, including reliance on automated customer service solutions that do not provide customers with the one on one attention they desire;

•	our ability to differentiate our services from our competitors;

•	our rate of growth;

•	our rate plans, distribution model, and incentives to our direct dealers and agents;

•

handset, application, and content selection and issues, including lack of access, or early access, to the newest handsets, innovative wireless applications, and content, handset prices and handset problems;

•	the types, make-up and nature of our service plans and our marketing and promotional offers;

•	wireless number portability requirements that allow customers to keep their wireless phone numbers when switching between service providers;

•	our inability to offer bundled services or services offered by our competitors;

•	our lack of 4G LTE broadband wireless network over all of our current CDMA service area and in our roaming service areas;

•	delays or problems in our roll-out of 4G LTE; and

•	competition and competitive offers by other wireless broadband mobile service providers.

We cannot assure you that our strategies to address customer churn will be successful. In addition, we may not be able to profitably replace customers who leave our service or replace them at all. If we experience a churn rate higher than we expect or fail to replace lost customers, we could experience reduced revenues and increased marketing costs to attract replacement customers required to sustain our business plan, which could reduce our profit margin and could reduce the cash available to construct and operate new metropolitan areas, to expand coverage and capacity in existing metropolitan areas, or to upgrade our networks to 4G LTE, all of which could have a material adverse effect on our business, financial condition and operating results.

Our operations require continued capital expenditures and a failure to access additional capital could have a material adverse effect on our business, financial condition and operating results.

Our business strategy involves expanding into and competing in major metropolitan areas, all of which have significant established competition from other providers. To compete effectively, we must continue to upgrade and enhance our network and services. As a result, we have invested and expect to continue to invest a significant amount of capital in the future to construct, maintain, upgrade and operate our network, billing, customer care and information systems, to implement our business plans, including our 4G LTE network, and to support future growth of our wireless business. No assurance can be given that our future capital expenditures will generate a positive return or that we will have adequate capital available to finance future upgrades and enhancements to our network.

Historically, we have been able to finance our growth and build out of our existing and planned metropolitan areas and fund capital expenditures and service our debt from cash internally generated from our operations and various debt and equity offerings. If our current cash and excess internally generated cash flows are insufficient to fund our business plan, improve and expand our network infrastructure and services, participate in new opportunities, engage in acquisitions of additional spectrum or businesses or participate in future FCC auctions, or service our debt, we may be forced to sell additional equity, seek additional debt financing, borrow additional amounts under our existing senior secured credit facility, refinance our existing indebtedness, sell markets or spectrum, or delay certain of our planned expansion or other initiatives, additions of capacity, and technological advances. Our senior secured credit facility and indentures and supplemental indentures governing our senior notes, permit us, subject to specific limitations and restrictions, to incur additional indebtedness. Our senior secured credit facility includes a presently undrawn revolving line of credit that is to be funded by a number of commercial and investment banks. However, worldwide economic conditions, a banking crisis, or tightening capital markets may affect whether our lenders are able to honor their commitments to fund our revolving line of credit should we need to draw on such line of credit to pursue new opportunities, engage in acquisitions, or purchase additional spectrum. Additionally, we may require additional capital to fund our long-term business plan, including operating losses associated with new markets and businesses, network expansion and upgrades, servicing of our debt, possible spectrum acquisitions or other business combinations or acquisitions. Our success and viability will depend on our ability to maintain and increase revenues and to raise additional capital, when and if needed, on reasonable terms. We may not have the cash or be able to arrange additional financing, whether debt, equity or otherwise, to fund our future needs on terms acceptable to us or at all. Our ability to arrange additional financing will depend on, among other factors, our credit ratings, the prospects for our business, our leverage, financial and operating performance, general economic, financial, competitive, legislative and regulatory conditions, consumer credit conditions, consumer confidence, unemployment rates and prevailing capital market conditions. Many of these factors are beyond our control.

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

We compete directly in each of our markets with wireless, wireline, cable, satellite, Internet and other communications service providers. Many of our current and prospective competitors are, or are affiliated with, major companies that have better developed brands, networks and support systems, and substantially greater financial, technical, personnel, marketing and lobbying resources and bargaining power than we have. Some have greater access to capital, cash reserves, and spectrum holdings; longer-established brands with better name recognition; larger geographic coverage areas, roaming territories, and third-party distribution networks; unique intellectual property; exclusive distributorship arrangements for certain popular brands of handsets, applications and content and a larger market share; and more advanced technology than we have, all of which may affect our ability to compete successfully. These competitors often have established relationships with a larger base of current and potential customers and, due to their size and bargaining power, may obtain discounts for features, either directly or indirectly through resellers, equipment, handsets, either directly or indirectly through resellers, content, and services. Further, as the growth in the post-pay sector of the wireless industry continues to decrease, many of the largest nationwide competitors with ample resources have or are entering into the paid-in-advance sector of the wireless industry, either directly or indirectly through resellers, significantly increasing competition and pushing down prices with aggressive sales and marketing campaigns. These advantages may allow our competitors to offer services (including, handset subsidies, higher commissions to distributors and dealers, broader geographic coverage, more facilities or services, and greater bundled features and content) we do not and cannot offer, offer lower prices, market to broader customer segments, and offer service over larger geographic areas, which may have a material adverse effect on our business, financial condition and operating results. Further concentration of the market may result in our having one or two competitors with such market power that our ability to compete may be adversely affected.

Some of our competitors have, or may in the future, take advantage of governmental loan, grant or credit programs, or universal service fund payments which may allow them to offer services for lower prices, have lower costs, or provide service in areas that may be uneconomical for us to serve without taking advantage of such programs. If we choose not to, or are unable to, participate in such governmental programs and our competitors participate in such programs, it could have a material adverse effect on our business, financial condition, and operating results.

We may face additional competition from existing or new entrants as a result of future FCC auctions of spectrum and/or through legislative change or actions by the FCC allowing the development of new products and services by existing competitors and allowing other non-telecommunications businesses to enter the industry.

The FCC in the past has taken, and may in the future take, steps to make additional spectrum available for wireless services. Any auction and licensing of new spectrum, or relaxation of requirements on existing spectrum licenses may result in new competitors and/or allow existing competitors to acquire additional, or make use of existing, spectrum, which could allow them to offer services that we may not be able to offer, or offer on a competitive basis, with the licenses we hold due to technological or economic constraints. For example, in March 2010, the FCC released its National Broadband Plan which recommends that the FCC make available 500 MHz of spectrum for broadband wireless services within the next ten years of which 300 MHz is recommended to be made newly available for mobile use within five years. Of this 300 MHz of spectrum, 70 MHz is recommended to come through the auction of allocated, but unassigned spectrum, which could occur within the next 18 months. In addition, 110 MHz is recommended to become available through the revision of existing technical and service rules for wireless communication services, or WCS, and mobile satellite services which also could occur within the next 18 months. Further, 120 MHz of spectrum may become available from digital television broadcasters through an incentive auction which is recommended to be held in 24 to 36 months, assuming the FCC receives congressional authority to hold such an incentive auction. The FCC also has taken recent actions, and may take further actions, to impose new construction requirements on broadband spectrum licenses. For example, the revision of the WCS has been, and mobile satellite service rules may be, coupled with more stringent build out requirements. And, as it did in approving a recent transaction involving satellite service provider Skyterra (now known as LightSquared), the Commission may condition its approval of a license transfer by requiring the acquirer to meet new stringent ancillary terrestrial equipment coverage requirements. Stringent construction requirements could be detrimental to us by fostering increased competition at an earlier date. Also, the FCC has taken, and in the future may take, regulatory actions designed to provide greater capacity and flexibility to other licensees, including our competitors, and could allow companies that are not currently our competitors to offer competing products and services. In addition, some companies in non-telecommunications businesses, including cable, energy companies and utility companies, also are expanding their services to offer communications and broadband services. Moreover, some companies in non-regulated portions of the telecommunications business, such as Internet search engine companies, are offering products and services that compete with our more highly regulated services. We cannot control most of these factors and the continuing consolidation and resulting economies of scale and access to greater resources and additional competition could result in greater product, service, pricing and cost disadvantages to us which could have a material adverse effect on our business, financial condition and operating results.

The continuing consolidation in the wireless industry through mergers, acquisitions and joint ventures is creating increased competition and marketing initiatives.

Joint ventures, mergers and strategic alliances in the wireless industry have resulted in, and if the trend continues, will continue to foster, larger competitors competing for a limited number of customers. Currently, two of the largest wireless broadband mobile carriers currently hold in excess of 60% of all wireless subscribers in the industry and may have dominant market power. With the increased competition and with the effect of the aggregate penetration of wireless services in all markets, which has made it more difficult to attract and retain customers, our operating results could be adversely affected by such larger competitors with greater resources and means to compete and our ability to grow may be hindered. Our competitors have licensed spectrum which is not always in the same bands as our spectrum and the extent to which future handsets will be compatible across all bands of spectrum is uncertain. Accordingly, we may not achieve the same economies of scale with respect to the future handsets as we enjoy today. Many of our competitors with greater access to capital and production and distribution resources also have entered into or may enter into exclusive deals with vendors and suppliers, including handset vendors, wireless application developers and content providers, or may cause such venders to only develop products, or services useable on their spectrum. As handset, application, and content selection and pricing are increasingly important to customers, the lack of availability to us of some of the latest and most popular handsets, applications, and content, whether as a result of exclusive dealings or volume discounting, could put us at a significant competitive disadvantage and could make it more difficult for us to attract and retain our customers, especially as our competitors continue to offer aggressively handset promotions. Similarly, we believe we pay more, on average, than other national carriers for our handsets and if this continues and new technologies force us to offer new handsets and services, we could be forced to further subsidize the price of our handsets and pay higher sales commissions on the sale or upgrade of handsets, which could adversely affect our business, financial condition and operating results.

We may face increasing competitive pricing and service bundling, which could adversely impact our ability to attract and retain customers and the profitability of our services.

The competitive pressures of the wireless telecommunications industry have caused, and may continue to cause, other carriers to offer unlimited service plans or service plans with increasingly large bundles of minutes of use or unlimited use at increasingly lower prices or fixed monthly prices on a national coverage basis. All of our national wireless broadband mobile competitors and certain of our regional competitors and MVNOs currently are offering unlimited fixed-rate service plans in the areas where we operate. In addition, other wireless broadband mobile competitors may offer unlimited fixed-rate service plans as well. Since we primarily serve major metropolitan areas where the national wireless broadband mobile carriers and MVNOs are also offering services and we believe the overall post-paid market is experiencing slowing growth, we anticipate increased competition in the paid-in-advance sector of the wireless broadband mobile industry, which may subject us to greater commercial disadvantages. Further, market prices for wireless broadband mobile services in general, and for fixed-price, unlimited use of paid-in-advance services in particular, have declined over time and we anticipate will continue to decline with increased competition, including competition from carriers and MVNOs. Moreover, certain carriers we compete against, or may compete against in the future, offer additional services, such as wireline phone service, cable or satellite television, media and Internet, and are capable of bundling their wireless services with these other services in a package of services that we may not be able to duplicate at competitive prices. In response to all the competitive offerings in the marketplace and falling market prices, we have added, and in the future may be required to add, additional select features to our existing service plans, change the geographic areas included in our roaming, long-distance and other products and services, reduce our prices, and change our service plans. We may also consider additional targeted promotional activities, reduced pricing, subsidizing the cost of handsets, or increasing commission payments to our indirect dealers as we evaluate and respond to the competitive environment going forward. We cannot control the pricing decisions of our competitors and many may continue to reduce pricing, which combined with discounts afforded such competitors and their bundled feature capability, we expect that this increased competition may result in more competitive pricing, slower growth, higher costs and increased churn of our customer base, as well as the possibility of having to change our service plans in response to customer demands, preferences and demographic trends, increase our handset subsidies, increase our dealer payments, and increase our marketing and distribution costs, which could have a material adverse effect on our business, financial condition and operating results. Failure to respond timely to competition and marketing strategies could reduce revenue, market share and net income, which would have a material adverse effect on our business, financial condition and operating results.

We may not be able to respond quickly or effectively to new marketing and sales initiatives launched by our competitors.

Many of our competitors have far greater resources, including sales and marketing resources with far larger marketing budgets, than we do. We do not know and cannot anticipate what sales and marketing initiatives our competitors may launch or the magnitude of their efforts, including offers of discounted or free services and reimbursement of cancellation fees. As a result, our response may be ineffective after our competitors have already launched their sales and marketing initiatives, may be delayed by longer lead-time elements in our business system, such as network resources and billing software, we may be unable or unwilling to spend the amounts necessary to effectively respond to such new marketing and sales initiatives, and we may have increased marketing and distribution costs as such special or promotional initiatives can result in significant expenses and the initiative may not result in retention of customers beyond the promotion, which failure to retain such customers would have a material adverse effect on our business, financial condition and operating results. Further, our business model is premised on the company achieving and maintaining a low cost structure, which we achieve by centralizing certain sales and marketing activities and designing and implementing major sales and marketing efforts across all of the metropolitan areas we serve. Such centralization may allow our competitors to offer local or regional marketing initiatives and promotions to which we do not or cannot effectively respond.

Further, in general, we also do not spend as much on advertising and marketing as some of our competitors. We generally have had, and anticipate in the future having, less sales and marketing resources than our competitors, and we have spent, and anticipate spending, less on advertising and marketing than our competitors. We generally do not have the resources to respond to all advertising and marketing initiatives of our competitors and consequently our efforts may be ineffective, or our response may be inadequate to the competitive initiatives, which may allow our competitors to gain competitive share and to have an effect on our brand and sales and marketing efforts. We may not have time to conduct extensive customer focus groups or sales trials before launching our sales and marketing initiatives companywide. As a result, our initial sales and marketing initiatives may not adequately respond to our competitors’ sales and marketing initiatives or meet customer expectations or demands. If we are unable to respond quickly enough or effectively to new marketing and sales initiatives launched by our competitors, it could have a material adverse effect on our business, financial condition, and operating results.

We may not successfully manage our handset inventories to meet the demands of our customers.

Our marketing and purchasing personnel are required to coordinate their activities to ensure that our distribution channels have adequate sales stock of handsets and other add ons to support our sales and marketing initiatives. Management of inventory balances requires accurate forecasting of customer growth and demand. If we fail to maintain an adequate sales stock of the appropriate model and type of handsets to meet the demands and preferences of our customers and to support our sales and marketing initiatives, we could have excess customer demand for handsets with only a limited supply or an excess supply of handsets for which we have limited or no demand. Additionally, we may fail to predict and select the appropriate handsets for our marketing and sales initiatives resulting in us not meeting our customer’s demands, lost sales opportunities or a buildup of inventory that could not be sold easily. Any failure to manage and control our supply inventories could have a material adverse effect on our ability to grow and our business, financial condition, and operating results.

We may not be able to respond to the rapid technological changes occurring in the wireless industry.

The wireless telecommunications industry has been, and we believe will continue to be, characterized by significant technological change, including the rapid development and introduction of new technologies, products, and services, such as voice-over Internet protocol, or VoIP, push-to-talk services, location-based services, such as global positioning satellite, or GPS, mapping technology, social networking services, and high speed data services, including streaming audio, streaming video, mobile gaming, mobile banking, music and file downloads, advertisement paid services, video conferencing and other applications. These technological advances, evolving industry standards, ongoing improvements in the capacity and the quality of digital technology, such as the implementation and development of 3G technology, wideband technologies such as WiFi which do not rely on FCC-licensed spectrum, or the development of 4G technology, such as 4G LTE or WiMax, and the development of data and broadband capabilities, could cause the technology used by us on our wireless broadband mobile network to become less competitive or obsolete. Additionally, VoIP is an emerging technological trend that could result in a decrease in demand for switched telephone services, such as those we currently provide. The resulting technological development of WiFi or WiMax enabled handsets permitting customers to communicate using voice and data services with their handset using this VoIP technology in any area equipped with a wireless Internet connection, or hot spots, could potentially allow more carriers to offer larger bundles of minutes while retaining low prices and the ability to offer attractive roaming rates. The number of hot spots in the U.S. is growing rapidly, with some major cities and urban areas approaching universal coverage. Further, the development of new equipment, such as femtocells, could allow our competitors to offer increased usage without increased cost thus reducing our cost advantage. As a result, competitors using more traditional and commercially proven technological advances to provide service or using more efficient, less expensive technologies (including those not yet developed), may have a competitive advantage over us by retaining and increasing their customer base, realizing certain economies of scale, and receiving greater support from equipment and other manufacturers. As the CDMA infrastructure of our network becomes less popular or obsolete, the cost of compatible equipment and technology may also increase and we may also be subject to significant write-offs or changes in estimated useful life.

Our continued success will depend, in part, on our ability to anticipate or adapt to these and future technological changes and to offer, on a timely basis, products and services that meet customer demands. For us to keep pace with these technological changes and remain competitive, we may continue to make significant capital expenditures in our networks, acquire additional spectrum, and design and offer new services. Customer acceptance of the products, applications, content, and services that we offer will continually be affected by technology-based differences in our product and service offerings and those offered by our competitors. We cannot assure you that we will obtain access to new technology on a timely basis, on satisfactory terms, or on our spectrum, or that we will have adequate spectrum, or be able to acquire additional spectrum, to offer new services or implement new technologies. If we do not offer these applications, content, or services, we may have difficulty attracting and retaining customers. Further, we cannot predict the effect of technological changes on our business. We also cannot be certain that the choices we make regarding technology and new service offerings will prove to be successful in the marketplace or will achieve their intended results. All of these factors could have a material adverse effect on our business, financial condition and operating results.

We are dependent on certain network technology improvements, which may not occur or may be materially delayed.

Most national wireless broadband mobile carriers have greater spectrum capacity than we do that can be used to support 3G and 4G services. These national wireless broadband mobile carriers currently are investing substantial capital to deploy the necessary equipment to deliver 3G or 4G enhanced services, and have invested in additional spectrum to deliver 4G LTE services. Two of our national wireless broadband mobile competitors acquired a significant portion of the 700 MHz spectrum auctioned by the FCC. We hold a 700 MHz license which is in a different spectrum block than the 700 MHz licenses held by the two largest national wireless broadband mobile competitors, which presents certain risks because some equipment manufacturers are focusing their 700 MHz equipment development efforts on the channel blocks held by the major carriers, and the 700 MHz equipment made by these manufacturers will not be cross-compatible for use on the 700 MHz channel block we hold. As a result, we may be unable to use, or may be materially delayed in using, our 700 MHz spectrum. And, we may have higher costs for devices and equipment for our 700 MHz spectrum and the prospects for both inbound and outbound roaming may be limited on 700 MHz spectrum. Further, we are deploying 4G LTE on PCS and AWS spectrum so unless our customer’s handsets are capable of using the 700 MHz spectrum on which our competitors are deploying 4G LTE, our customers will not be able to roam on their networks for 4G LTE services. This may affect our ability to offer roaming on 4G LTE broadband services. The national wireless broadband mobile carriers in many instances on average have more spectrum in each of the metropolitan areas in which we operate, or plan to operate, and may have spectrum with better propagation characteristics. We have deployed and are selling 4G LTE services in all except one of our major metropolitan areas. Our decision to develop 4G LTE technology has and will continue to require significant capital expenditures. In some cases, because of the limited amount of spectrum available to us in certain metropolitan areas, we will be required to deploy 4G LTE on 1.4 or 3 MHz channels adjacent to our existing CDMA network in those metropolitan areas. This deployment will require engineering solutions, which may not work as anticipated, or which may take longer to deploy than anticipated. We currently are dependent on a limited number of infrastructure and equipment providers to assist us in the development and deployment of our 4G LTE network and to manufacture equipment for use on our network. Our plans to upgrade our network to 4G LTE technology may result in additional risks and expenditures such as, among other things:

•	inability to timely develop and engineer design and network changes for the deployment and offering of 4G LTE services;

•	reliance on existing engineering staff in each of our metropolitan markets to oversee our 4G LTE deployment;

•

delay in the deployment of our 4G LTE networks due to lack of necessary equipment and products being designed and manufactured or due to limited staffing resources and lack of proper coordination across all our markets;

•	network and system compatibility issues;

•

unanticipated and unforeseen costs or higher costs attributable to the lack of experience with 4G LTE technology and the implementation of the deployment of 4G LTE technology and the maintenance of the 4G LTE technology and network;

•	inability to acquire or lease additional cell sites or lease additional space at existing cell sites needed for expansion;

•	obtaining necessary permits and regulatory approvals or third-party approvals for network construction, implementation and deployment;

•	possible quality and reliability issues of the 4G LTE network once deployed due to integration, compatibility or coverage concerns;

•	dependency on a limited number of providers for necessary engineering, design and manufacture of technology, equipment and products compatible with 4G LTE technology; and

•	ongoing improvements with digital technology and shorter development cycles for new equipment, technology and products with the everchanging customer requirements and preferences.

In the meantime, our limited spectrum may require us to lease more cell sites to provide equivalent service, spend greater capital compared to our competitors, deploy more expensive network equipment, such as six-sector antennas, make more extensive use of DAS systems, deploy equipment sooner, or make us more dependent on technological development, than our competitors. There can be no assurance that we can lease adequate tower sites or additional spectrum, have access to DAS systems, or that our suppliers will undertake the necessary and timely technological developments. Moreover, once deployed on a commercial basis, our 4G LTE technology may not perform as expected or deliver the quality and types of services or performance we expect. We cannot assure you that necessary quantities of equipment and compatible devices will be available on commercially reasonable terms, or at all, or will operate on our network or will provide the customer with the quality and quantity of features desired, nor that when delivered such equipment and devices will be at cost-effective prices.

If the anticipated development and deployment of our 4G LTE technology improvements are not achieved, or are not achieved in the projected timeframes, or at the costs we anticipate or can afford, or are not developed by our existing suppliers, we may not have adequate spectrum in certain metropolitan areas, which may limit our ability to increase our customer base, may inhibit our ability to achieve additional economies of scale, may limit our ability to offer new services offered by our competitors, may require us to spend considerably more capital and incur more operating expenses than our competitors with more spectrum, and may force us to purchase additional spectrum at a potentially material cost. If our network infrastructure vendors do not supply such improvements, or materially delay the delivery of such improvements, and other network equipment manufacturers are able to develop such technology, we may be at a material competitive disadvantage to our competitors and we may be required to change network infrastructure vendors, which would result in lost time and expense. Further, our 4G LTE expansion may result in the degradation of our existing services. There can be no assurance that we can deploy and implement our 4G LTE services timely and at a level that will meet customer expectations, provide wireless broadband mobile data service on a profitable basis, that we will be able to enter into roaming arrangements for 3G/4G services on economical terms or at all, or that vendors will develop and make available to companies of our size popular applications and handsets with features, functionality and pricing desired by customers. These risks could reduce our customer growth, increase our costs of providing services and increase our churn, which could have a material adverse effect on our business, financial condition and operating results.

We may be unable to expand our 4G LTE services beyond our existing service area to meet customer expectations.

We do not anticipate being able initially, and may not in the future be able, to provide 4G LTE service outside our existing service areas. Since at this time a limited number of carriers have publicly announced that they are planning to deploy 4G LTE in the near future, the number of potential roaming partners for 4G LTE will be extremely limited and are currently deploying 4G LTE on spectrum that is different than the spectrum we are deploying 4G LTE on. In addition, the current automatic roaming requirements do not include data roaming. Other carriers have in the past, and may in the future, be reluctant to provide data roaming to us at all or on terms we consider to be acceptable. In addition, some of the carriers who currently provide roaming to us may be delayed in deploying, decide not to deploy, or be unable to deploy 4G LTE, which would limit our ability to provide 4G LTE services to our customers when they roam. Further, since 4G LTE is relatively new and carriers may attempt to differentiate their services using 4G LTE, carriers may be reluctant to allow roaming at all or at prices that would make roaming cost effective for our customers. If our customers or potential customers demand 4G LTE services on a nationwide basis or our competitors offer 4G services on a nationwide basis, we may be unable to meet customer expectations or demands and we may attract less than the anticipated number of 4G LTE customers or we may experience higher than anticipated levels of churn. If we do not attract the number of 4G LTE customers we anticipate, it could have a material adverse effect on our business, financials and results of operations.

We may have difficulty meeting the demands placed on our network by data products.

We are increasingly selling, and may in the future sell even larger numbers of, handsets and devices, such as devices using the Android operating system, that are placing, and may in the future place, a higher demand on our existing CDMA and 4G LTE networks than handsets we have historically sold. We may not be able to satisfy the demands that these devices place on our network, we may not be able to profitably provide the data services used by these devices, and these devices may cause network congestion and issues with respect to our existing customers. If we are unable to satisfy the demands of these new devices in our existing CDMA and 4G LTE networks, we are unable to offer these services profitably, or these devices cause network congestion and issues with respect to our existing customers, we may lose customers. In addition, in order to meet the demands of these new devices we may be required to spend significant capital to build additional network capacity, lease additional sites, build additional DAS systems, purchase additional spectrum, or undertake other costs and expenses which could increase our costs. If we experience any of these problems or have to undertake additional costs and expenses to meet the demands placed on our network by these devices, it could have a material adverse effect on our business, financial condition and operating results.

We may be unable to successfully develop and incorporate wireless data services profitably into our service offerings in the future.

Wireless broadband mobile data services are increasingly becoming a meaningful component of many wireless broadband mobile carriers’ strategies and financial results. Considerable demand has been shown for high-speed data services offered by other carriers. The national wireless broadband mobile carriers have invested (and we expect will continue to invest) significant resources to develop and deliver these new data services to their customers. As market prices for wireless voice services continue to decline, if we are unable to offer such new data services or offer such services on competitive terms, we may not have sufficient revenue to offset the decline in wireless voice revenues. Similarly, as customers increasingly demand wireless broadband mobile data services as part of the core feature set of their wireless services, the failure to offer such services or offer them on a competitive basis with our competitors could reduce sales and increase churn. Currently, we offer certain limited wireless data services that are not as robust as those offered by some of our competitors and may never be.

While we anticipate that our 4G LTE network will have sufficient capacity to meet the anticipated needs of our customers, we have limited experience with our customers’ demands for high-speed data services, the number of customers for such services, or new services we plan to launch in the future. In order for our 4G LTE deployment to be successful, we will need to design and implement new data sales and marketing initiatives, including new services to support our deployment of 4G LTE. In addition, we have not and may not gain access to certain of the applications or proprietary data content available to national wireless broadband mobile operators. If we are unable in the future to successfully incorporate the most advanced wireless data services, including certain 4G LTE technologies, into our service offerings or gain access to popular applications and content, our customer additions and ARPU could decrease and our churn could increase. Studies suggest that, while the volume of mobile data users will increase exponentially, the profitability of such services will decline or evaporate as we may be unable to maintain or improve our ARPU or our margins. We could experience higher than anticipated usage of our 1xRTT and 4G LTE services that could result in performance of our 1xRTT or our 4G LTE services not meeting customer expectations. As a result, we may be required to spend additional capital to increase the capacity of our 1xRTT and 4G LTE networks or purchase additional spectrum or limit usage by our customers of 1xRTT and 4G LTE services. Since we have limited spectrum in some of our metropolitan areas, we may be unable to meet customer demand for service, which may lead to us having to limit service in those metropolitan areas, limit usage or applications useable by customers, or adopt tiered pricing service plans. If we are unable to meet the customer demand for our 1xRTT and 4G LTE data services, it could have a material adverse effect on our business, financial condition and operating results. Furthermore, we rely on third parties to provide us access to most data, music and video content, applications, and access to new handsets to deliver these advanced services. If we are unable to obtain access to such services, content, or applications, incorporate such services, content, or applications, into our service offerings, or purchase handsets, applications, content or services from third parties, at a reasonable cost and on a timely basis in the future, it could have a material adverse effect on our business, financial condition and operating results.

We may be unable to acquire additional spectrum in the future at a reasonable cost.

Because we primarily offer unlimited calling and data services for a flat rate, our customers tend, on average, to use our services more than the customers of other wireless broadband mobile carriers. We believe that the average minutes of use and data usage of our customers may continue to rise. We intend to meet this demand by utilizing spectrum-efficient state-of-the-art technologies, such as six-sector cell site technology, 4G LTE, EVRC-B, voice over 4G LTE, or VoLTE, or other 4G LTE handsets and intelligent antennas. Nevertheless, in the future we may need to acquire additional spectrum in order to maintain our quality of service, to meet increasing customer demands or to allow the deployment of these technologies. However, we cannot assure you that additional spectrum will be made available by the FCC, through auction or otherwise, on a timely basis, on terms and conditions or under service rules that we consider to be suitable for our commercial uses, or be compatible with existing spectrum, or that we will be able to acquire additional spectrum at a reasonable cost. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements or open access requirements, that may make it less attractive to, or less economical for, us to acquire such spectrum. If additional spectrum is unavailable on reasonable terms and conditions when needed, unavailable at a reasonable cost, or unavailable without conditions that impose significant costs or restrictions on us, we may not be able to continue to increase our customer base, meet the requirements of our customers’ usage of our services or to offer new services and as a result we could lose customers or revenues, which could have a material adverse effect on our business, financial condition, and operating results.

Further, if we participate in a future FCC auction for additional spectrum, the FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction. These anti-collusion rules may restrict the normal conduct of our business and/or disclosures relating to an FCC auction, which could last three to six months or more. These restrictions could have an adverse effect on our business, financial condition and operating results.

We may undertake mergers, acquisitions or strategic transactions that could result in operating difficulties, dilution and distraction from our business.

We may in the future expand the markets in which we operate or the services provided through the acquisition of selected spectrum or operating markets from other telecommunication service providers, the acquisition of additional spectrum from FCC auctions or auctions in other countries, the acquisition of other telecommunication service providers or through other strategic transactions. Any such transactions can entail risk, may require a disproportionate amount of our management and financial resources, may divert management’s attention, and may create various operating difficulties and expenditures, among which may include:

•

uncertain revenues and expenses, including difficulty in achieving projected synergies, with the result that we may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that we expect;

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

The anticipated benefit to us of any strategic transaction, acquisition or merger may never materialize. Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the reduction in our cash reserves, the incurrence of additional debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could have an adverse effect on our business, financial condition and operating results. Any such transactions may require us to obtain additional equity or debt financing, which may not be available on acceptable terms, or at all.

Additionally, our expected growth and any acquisitions or business combinations will also require stringent control of costs, diligent management of our network infrastructure and our growth, increased capital requirements, increased costs associated with marketing activities, the attraction and retention of qualified management, technical and sales personnel and the training and management of new personnel, and the design and implementation of financial and management controls. Our growth will, and any acquisitions or business combinations may, challenge the capacity and abilities of existing employees and future employees at all levels of our business and the controls and systems we have implemented. Failure to successfully manage our growth and development or any acquisitions or business combinations could increase our costs and adversely affect our level of service, which could have a material adverse effect on our business, financial condition and operating results.

Business, political, regulatory and economic factors may significantly affect our operations, the manner in which we conduct our business and slow our rate of growth.

In the recent past, the United States economy has deteriorated significantly, unemployment rates have increased and such conditions may continue for the foreseeable future. Our business is being and could be further affected by such economic conditions, unemployment rates, as well as consumer spending, in the areas in which we operate, including Michigan. These factors are outside of our control. If economic conditions and unemployment rates continue to deteriorate, or remain depressed, our existing and future customer base may be disproportionately and adversely affected due to the generally lower per capita income of our customer base (versus the national facility-based wireless broadband mobile carriers). In addition, a number of our customers work in industries which may be disproportionately affected by an economic slowdown or recession, including the auto industry. More generally, adverse changes in the economy are likely to negatively affect our customers’ ability to pay for existing services and to decrease their interest in purchasing new services. These same economic conditions may negatively impact our third-party service providers who experience cash flow problems, liquidity concerns or are unable to obtain or refinance credit such that they may no longer be able to operate. The resulting impact of such economic conditions on our customers, on consumer and discretionary spending and on our product and service providers could have a material adverse effect on demand for our products, services and on our business, financial condition and operating results.

The FCC, in March 2010, announced its National Broadband Plan. In it, the FCC has indicated that it plans to require all 700 MHz licensees to provide roaming and priority access to public safety first responders. This could cause us to have to provide service to public safety users and to deny service to our own customers at times of national emergency. This could cause our customers using our 700 MHz spectrum to leave our service.

Additionally, there have been significant changes in the political climate and in the composition of the FCC as a result of the outcome of recent state elections and the Presidential election in the United States. Several recent actions indicate that the FCC will be proactive in the regulation of wireless services, and we cannot predict with any certainty the nature and extent of the changes in federal, state and local laws, regulations and policy we will face, or the effect of such elections on any pending legislation. For example, changes in the political climate could affect the extent to which further consolidation of wireless carriers will be approved by the government and such changes could reduce our strategic merger and acquisition options. Further, regulatory requirements, such as net neutrality, could impose costs on us or limit our ability to provide our services in a cost effective or profitable way. Any changes in regulation, new policy initiatives, increased taxes or any other changes in state or federal law may have an adverse effect on our business, financial condition and operating results.

We are exposed to counterparty risk in our senior secured credit facility and related interest rate protection agreements.

We have entered into interest rate protection agreements to manage the Company’s interest rate risk exposure by fixing a portion of the interest expense we pay under our senior secured credit facility; however, there can be no assurance that these will be effective or that we will be able to continue to enter into these agreements at a reasonable cost. There has been considerable turmoil in the world economy and banking markets, which could affect whether the counterparties to such interest rate protection agreements are able to honor their agreements. If the counterparties fail to honor their commitments, we could experience higher interest rates, which could have a material adverse effect on our business, financial condition and operating results.

The investment of our substantial cash balances are subject to risk.

We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. We are exposed to risks resulting from deterioration in the financial condition of financial institutions holding our cash deposits, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. These investments are subject to credit, liquidity, market and interest rate risk. Such risks may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term, which may have a material adverse effect on our business, financial condition, operating results and liquidity.

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

We own, license, develop and use intellectual property, including trade secrets, in our business. While we engage in measures to protect our intellectual property, such measures offer limited protection and may not prevent the misappropriation of our information or our proprietary rights. Further, the enforcement of our intellectual property rights may require legal action, which may be costly and may not be successful, even if our rights are misappropriated or infringed.

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

The technologies used in the telecommunications industry are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement and misappropriation claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services we or they use or provide, or the specific operation of our wireless networks or service. Our suppliers may be subject to infringement or misappropriation claims that if successful could preclude the supplier from supplying us with the products, software, applications, content and services we require to run our business or offer our services, require the supplier to change the products, software, applications, content and services they provide to us in a way which could have a material adverse effect on us, or cause the supplier to increase the charges for their products, software, applications, content and services to us. We also cannot guarantee that we will be fully protected against all losses associated with an infringement or misappropriation claim involving our manufacturers, licensors and suppliers who provide us with the equipment, software, applications, content, and technology that we use in our business. In addition, our suppliers may refuse to, or may be unable to, pay any damages or honor their defense and indemnification obligations to us, which may result in us having to bear such losses. We may also have to buy equipment, software, applications, content and services from other third party suppliers or pay royalties to the holders of intellectual property rights.

Moreover, we may be subject to claims that products, software, applications, content and services provided by different vendors which we combine with products, software, applications, content or with services provided by other vendors or with our own products, software, applications, content and services in order to offer products, software, applications, content and services to our customers are infringing on or misappropriating the rights of others, and we may not have any indemnification protection from our vendors for these claims. Further, we have been, and in the future may be, subject to claims that certain business processes we use, services we provide, software, applications or content we license, or products we create may infringe on or misappropriate the rights of third parties, and we may have no indemnification rights from any of our vendors or suppliers. Whether or not an infringement or misappropriation claim is valid or successful, it could adversely affect our business by diverting management’s attention, involve us in costly and time-consuming litigation, require us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), require us to pay royalties for prior periods, require us or our suppliers to redesign our or their business operations, processes, systems, software, applications, services or products to avoid claims of infringement or misappropriation, preclude our ability to offer certain products, software, applications, content, and services at all, or require us to purchase products, software, applications, content, and services from different vendors or not sell certain products, software, applications, content, or services. If a claim is found to be valid or if we or our suppliers cannot successfully negotiate a required royalty or license agreement, we could be forced to pay substantial damages, including potentially treble damages, and we could be subject to an injunction that could disrupt our business, prevent us from offering some or all of our products, content, software, applications or services and cause us to incur losses of customers or revenues, any or all of which could be material and could materially adversely affect our business, financial condition and operating results.

Substantially all of our CDMA network infrastructure equipment is manufactured or provided by a single infrastructure vendor.

Substantially all of our broadband PCS and AWS, CDMA network infrastructure equipment is manufactured or provided by Alcatel Lucent. We have entered into an agreement with Alcatel Lucent to provide us with PCS and AWS CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services. The agreement does not cover any other non-AWS or non-PCS spectrum we may acquire in the future, including our spectrum in the 700 MHz band or other technologies, such as 4G LTE. A substantial portion of the equipment manufactured or provided by Alcatel Lucent is proprietary, which means that equipment and software from other manufacturers may not work with Alcatel Lucent’s equipment and software, or may require the expenditure of additional capital, which may be material. The communications equipment market has been subject to recent economic turmoil. In addition, we have chosen to purchase our 4G LTE infrastructure from another vendor. Further, our current agreement with Alcatel Lucent expires December 2011, but we have the right to renew the agreement for three additional one year terms. As a result, Alcatel-Lucent may not develop new products or services necessary to us or offer the same level of support as it has done in the past. If Alcatel Lucent ceases to develop, or substantially delays development of, new products, or ceases to support existing CDMA equipment and software, or experiences problems which prevent Alcatel Lucent from performing its obligations under the agreement, we may be required to spend significant amounts of money to replace such CDMA equipment and software, may not be able to offer new products or services, and may not be able to compete effectively in our markets. If we fail to continue purchasing our PCS and AWS CDMA products exclusively from Alcatel Lucent, we may have to pay certain liquidated damages based on the difference in prices between exclusive and non-exclusive prices, which would have a material adverse effect on our business, financial condition and operating results.

Substantially all of our 4G LTE infrastructure equipment and initial dual mode CDMA/LTE handsets are manufactured or provided by one vendor.

We are dependent on third-party providers to manufacture, design and develop compatible systems and devices that will operate on our network. We currently have entered into a non-exclusive agreement to purchase and license most of our 4G LTE system products, licensed materials and services from a single network infrastructure provider. In addition, we currently have executed a non-exclusive agreement with a single handset vendor for the delivery of a dual mode CDMA/4G LTE handset, which was used in the initial launch of our 4G LTE service. As 4G LTE is new, complex technology with little current development, we cannot assure you that these vendors will be successful in their continuing development efforts. In the event that any of our vendors fails to deliver or is delayed in delivering the 4G LTE products, software and services we have contracted to purchase from it, we may be delayed in launching additional 4G LTE services or markets. In addition, if our 4G LTE network infrastructure providers ceases to develop, substantially delays the development of, new 4G LTE products or ceases to support existing 4G LTE equipment and software, or it fails to perform under the agreement, we may be required to spend significant amounts of money to replace such equipment and software, may not be able to offer new products and services, may be delayed in offering additional 4G LTE services, and may not be able to compete effectively in our markets. If any of the foregoing risks occur, it could have a material adverse effect on our business, financial condition and operating results.

We use a single provider for most of our domestic and international long distance services.

We currently use a single provider for most of the domestic and international long distance services that we provide to our customers under a long-term contract. This arrangement requires us to send a significant portion of our domestic and international long distance traffic to the provider for transmission and termination. If the provider experiences service outages or other problems affecting its services, our customers may have difficulty completing domestic and international calls. As all of our service plans include domestic long distance services, any such disruption could have a significant effect on our customers which may cause them to become dissatisfied with our service. In addition, one of our services also includes international long distance and a disruption in that service or the cessation of service to destinations which our customers want to call, could cause our customers to leave our service. If substantial numbers of customers are dissatisfied or leave our service it could result in higher churn which could have a material adverse effect on our business, financial condition and operating results.

We rely on third parties to provide products, software, applications and services that are integral to our business.

Sophisticated financial, management, information, network management, and billing systems are vital to our business. We currently rely on internal systems and third-party vendors to develop and to provide all of these systems. We have entered into agreements with third-party suppliers to provide products, software, applications, and services that are integral to our business, such as customer care, product distribution, content development, financial reporting, network management, network infrastructure equipment and services and billing and payment processing. We purchase a substantial portion of the products, software and services from only a few major suppliers and we generally rely on one or two key vendors in each area. Some of these agreements may be terminated upon relatively short notice. In addition, our plans for developing and implementing our financial information and billing systems rely to some extent on the design, development and delivery of products, software, applications, and services by third-party vendors. Our right to use these systems is dependent on agreements with third-party vendors and these systems may not perform as anticipated.

If our suppliers terminate their agreements with us, experience interruptions or other problems delivering quality products, software, applications or services to us on a timely basis or at all, or enter bankruptcy, it may cause us to have difficulty providing services to or billing our customers, developing, delivering, and deploying new products (including sufficient volume and types) and services and/or upgrading, maintaining, improving our networks, or generating accurate or timely financial reports and information. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement services on economically attractive terms, or at all. The loss, termination or expiration of these agreements or our inability to renew them at all or on favorable terms or negotiate agreements with other providers at comparable rates could harm our business. Our reliance on others to provide essential products, software, applications, and services on our behalf also gives us less control over the efficiency, timeliness and quality of these products, software and services.

The success of our business is dependent on the development of products compatible with the services deployed by us.

We do not develop or manufacture any products and are dependent on the development of products, content, applications and services by third parties for the services and technology we have deployed and provide on our spectrum. We have elected to deploy 4G LTE on our AWS and PCS spectrum. Several of our competitors have publicly indicated that they plan to deploy 4G LTE on 700 MHz spectrum. There can be no assurance that other licensees, including the national wireless broadband mobile carriers, will not delay or ultimately not deploy 4G LTE on AWS and PCS spectrum. If other wireless broadband mobile licensees, including the large national wireless broadband mobile carriers, do not deploy 4G LTE on AWS and PCS, we may have to pay higher prices for the products that we sell to our subscribers due to the limited number of users, we may not have products available to us at all, or such products may be limited in nature and not have the features and functions our customers expect or demand. In addition, such limitation could result in less technological development on network equipment that we use to offer 4G LTE services, delays in any available technological developments and we could be forced to pay higher prices for any such technological development. In addition, we are dependent on the national wireless broadband carriers continuing to deploy handsets and handset operating systems to which we have access. If the national wireless broadband carriers choose to deploy proprietary handsets or proprietary handset operating systems in lieu of, or substantially in lieu of, handsets and handset operating systems to which we have access, we could experience higher prices for handsets and development of applications for the handsets and handset operating systems we deploy may lag the development on other handsets and handset operating systems. Further any handsets and handset operating systems that we deploy may lag behind the development of other handsets and handset operating systems with which we compete, or may not be developed at all. If we are unable to secure the necessary products at prices which will allow us to be competitive with other carriers of 4G LTE services, we may not be able to meet our customer expectations, demands, or needs, which could have a material adverse effect on our business, financial condition, or operating results.

We rely heavily on indirect distribution channels.

Unlike many of our competitors that rely upon “big box” retailers and exclusive partners, our business model utilizes and relies upon indirect distribution outlets including a range of local, regional and national mass-market dealers and retailers allowing us to reach the largest number of potential customers in our metropolitan areas at a relatively low cost. Approximately 90% of the sales of our handsets and services occur through these indirect distribution channels. Many of our dealers own and operate more than one location and may operate in more than one of our metropolitan areas. Because these third party dealers are the primary contact between us and our customers in many instances, including accepting payment for our services on our behalf, they play an important role in our ability to grow our business and in customer retention. With the recent deterioration of the United States economy, employment rates, and the credit markets, which may continue for the foreseeable future, some of our dealers and vendors have experienced, and may in the future, experience problems and may be unable to continue their operations or secure funds for their continued operations or to grow their operations. Further, due to the present economic conditions, we may be unable to find participants in our local markets that would qualify or be able to open a location to replace closed operations. Moreover, since we rely on such third parties to provide some of our services, any bankruptcy, termination, switch or disruption in service by such third parties or diminution in the number of such third parties could be costly and affect operating efficiencies and our ability to attract and retain customers which could have a material adverse effect on our business, financial condition and operating results.

Additionally, as more of our competitors use third party dealers to market and sell their products and services, competition for dealers is intense and larger competitors are able to offer higher commissions and other benefits. As a result, we may have difficulty attracting and retaining dealers and any inability to do so could have an adverse effect on our ability to attract and retain customers, which could have a material adverse effect on our business, financial condition and operating results.

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

We have agreements with our third party indirect distribution agents to market and sell our products and services. These agreements can be terminated by us or by such indirect distribution agents on relatively short notice. Our competitors are focused on increasing their distribution, and the relatively short termination period may allow our competitors to move our indirect distribution agents to their products and services. In addition, if the economy deteriorates or does not further improve, some of these indirect distribution agents may cease to operate. If we lose our indirect distribution, we may have difficulty finding new companies to distribute our products and services, or we may be forced to increase the amount of payments we make to our indirect distribution agents. If any of these occur, it could have a material adverse effect on our business, financial condition and operational results.

We utilize a limited number of cell site and DAS providers.

We currently use, and plan to continue to use, DAS systems in lieu of traditional cell sites to provide service to certain critical portions of certain metropolitan areas. In order to construct DAS systems, the DAS provider will be required to obtain necessary authority from the relevant state and local regulatory authorities and to secure certain agreements, such as right of way agreements, in order to construct or operate the DAS systems. In addition, the DAS system provider may be required to construct a transport network as part of their construction of the DAS systems. These DAS systems may be leased and/or licensed from third party suppliers. We utilize a limited number of DAS system providers. Some of the DAS system providers we are using have not previously constructed or been authorized to construct DAS systems in certain of the areas we plan to build DAS systems so there may be unforeseen obstacles and delays in constructing the DAS systems in those areas. DAS systems also pose particular compliance challenges with regard to any regulatory requirements that may be adopted by the FCC, such as back up power requirements, and may be susceptible to certain weather conditions, such as flooding or power outages. If any of these risks occur, it could have a material adverse effect on our ability to comply with applicable laws, could require us to spend significant amounts of additional capital, could delay or affect our ability to offer our services, and could have a material adverse effect on our business, financial condition and operating results.

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

The market for unlimited paid-in-advance services increasingly requires that carriers provide nationwide coverage for such unlimited paid-in-advance services. In response, our service plans include nationwide services to our customers, which is a small percentage of the total United States population. Many of our competitors have national networks with substantially larger footprints than we have covering substantially all of the United States population and they have international roaming arrangements to more countries, all of which enable them to offer automatic roaming, long distance telephone and 3G and, in the future, 4G LTE services to their subscribers at a lower cost than we can offer and allow them to sustain unlimited fixed-rate local, and nationwide roaming plans on their existing networks over a larger area than we can sustain on an economic basis. We provide a significant portion of our nationwide services utilizing roaming agreements with other third party carriers, which allows our customers to roam on those carriers’ networks to provide voice (and some data) services to areas outside our service areas and to improve coverage within select areas of our footprint. We have entered into agreements with other third party carriers who provide such roaming services to us and who carry long distance calls made by our subscribers. These roaming agreements, however, do not cover all geographic areas where our customers may seek service when they travel, and they generally cover voice but may not cover data services or other advanced service features. These agreements are subject to renewal and termination rights or the rates may be increase substantially, which may require us to pay significant amounts of money for roaming service and we may be unable to provide nationwide coverage to our customers. Additionally, our aggregate roaming costs are highly susceptible to the geographic calling patterns of our customers. As our service plans do not include any incremental roaming charges, as we add customers our roaming expenses will increase. As a result of increasing roaming rates or roaming minutes used by our customers, our consolidated financial results could be negatively impacted.

If we are unable to meet our customers’ expectations for nationwide coverage for the services they want, it could reduce the number of new customers we add to our services and may increase our churn. We also may be unable to provide roaming for certain services, such as 4G LTE data, at all or the rates may not be acceptable to our customers. If our customers demand roaming services, such as 4G LTE roaming, and we are unable to provide such roaming at all or at cost effective rates, we could have increased churn, decreased growth, and lower revenue and profits. Further, if the rates we pay for roaming increase, it could reduce the profits we make on our services, or require us to cease providing such services on an unlimited basis. A termination of existing roaming agreements or a significant increase in the prices we pay for roaming could have a material adverse effect on our business, financial condition and operating results.

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

Our ability to replicate other carriers’ roaming service offerings at rates that will make us, or allow us to be, competitive is uncertain at this time. The FCC recently clarified that broadband commercial mobile radio service, or CMRS, providers must offer automatic roaming voice and short message service, or SMS, service, both in and out of a requesting carrier’s market, on just, reasonable and non-discriminatory terms, but found that a CMRS provider is not required to offer roaming services if the request is not reasonable. The FCC will presume in the first instance that a request for automatic roaming is reasonable if the requesting carrier provides technologically compatible services. However, in assessing whether a denial is reasonable, the FCC will consider the request based on a totality of the circumstances and may use a number of factors, including the extent of the requesting carrier’s build-out where it holds spectrum, and whether alternative roaming partners are available, to determine whether a particular roaming request can be denied. The FCC also has not extended full roaming rights to roaming services that are classified as information services (such as high-speed wireless Internet access services), or for roaming services that are not classified as CMRS (such as non-interconnected services). If we are unable to enter into or maintain roaming agreements for roaming services that our customers desire at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to compete effectively and attract and retain customers, and we may lose revenues. We also may be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. We also may be obligated to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us. If these risks occur, they may have a material adverse effect on our business, financial condition and operating results.

Further, our roaming agreements and services may be with certain of our competitors and may create actual or potential conflicts of interest, and may cause the parties to make decisions or take actions that do not reflect the other’s best interests. None of these agreements restricts us from entering into similar arrangements with other parties, but certain rights could be lost or agreements terminated if we enter into a similar relationship.

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

We resell third party international interexchange services in connection with certain of our international interexchange services. The charges for these services may be subject to change by the terminating or interconnecting carrier, or by the regulatory body or agency having jurisdiction in the applicable foreign country. In the event that the charges change, the terminating or interconnecting carrier may attempt to assess such charges retroactively on us or our third party international interexchange carrier, which charges may be substantial, or we may cease providing service to such foreign destination, which may cause prospective customers to not subscribe to our service or current customers to terminate their service from us. If we are assessed additional charges on a retroactive basis, the use of our services results in significant intercarrier costs, we are unable or unwilling to offer services to certain foreign destinations, or prospective customers do not subscribe to our service or current customers terminate service with us, it could limit our ability to grow our customer base which could have a material adverse effect on our business, financial condition and operating results.

Some carriers who terminate calls originated by our customers have sought, and others may seek, to impose termination charges on us that we consider to be unreasonably high and have threatened to pursue, or have initiated or may initiate, claims against us to recover these charges. The outcome of these claims is uncertain. The FCC issued a decision indicating that it intends to defer to state commissions to set the termination rates that wireless carriers must pay to competitive local exchange carriers, or CLECs. We have appealed this decision, but the timing and outcome of the appeal cannot be predicted with certainty. In the meantime, we already have been drawn into multiple state commission proceedings in which CLECs are seeking approval of wireless termination rates that we consider to be excessive. A determination that we are liable for additional or excessive terminating compensation payments could subject us to additional claims by other carriers. Further, legal and business considerations may inhibit our ability or willingness to block traffic to telecommunication carriers who demand unreasonable payments. In addition, certain transit carriers have taken the position that they can charge “market” rates for transit services, which rates may in some instances be significantly higher than our current rates or the rates we are willing to pay. We may be obligated to pay these higher rates and/or purchase services from others, engage in direct connection, or pay terminating compensation charges in the absence of negotiated agreements, which may result in higher costs, which could have a material adverse effect on our business, financial condition, and operating results.

A portion of our third-party customer service and technical support providers and a portion of our revenue are derived from geographic areas susceptible to natural and other disasters.

Our focus on major metropolitan areas and our use of third party suppliers and service providers, some of which are located in developing nations, such as Mexico, Panama, Antigua and the Philippines, may make our products and services more susceptible to certain events, including political upheavals, war, terrorist attacks, strikes, natural disasters, and pandemics, which could adversely affect our business, financial condition and operating results. The outsourcing of certain customer and technical support lowers our operating costs and adds flexibility, but also adds risk as we rely on these third-party service providers working directly on our behalf with our customers. Customers may react negatively to or have certain perceptions about our use of or their receiving direct customer and technical support from outside the U.S., especially with the current legislative scrutiny and focus on jobs being sent overseas and the security of personal information being sent overseas. In addition, a number of our markets are located in states which have a history of natural disasters that may adversely affect our operations in those states such as earthquakes, hurricanes, tornadoes, blizzards, snowstorms, ice storms, or flooding. These national disasters could cause us to have to stop or limit selling and servicing our customers and products, which could increase our churn, reduce our a sales, and negatively affect our revenues. These events also may cause our networks to cease operating for a substantial period of time while we reconstruct or repair them and our competitors may be less affected than we are. Some network outages give rise to regulatory reporting obligations, which subject us to additional burdens and risks, and if we fail to meet such obligations, it could result in fines, forfeitures, consent decrees, corporate monitors or other adverse actions. We cannot provide any assurance that the business interruption insurance and property insurance we have will cover all losses we may experience as a result of such events, that the insurance carrier will be solvent, that rates will remain commercially reasonable that the insurance carrier will not drop us, or that the insurance carrier will pay all claims made by us. If we experience any of these events, we may lose revenue, customers, and experience increased expenses, we may have difficulty attracting new customers in the future, and may have difficulty finding new suppliers and vendors, which could have a material adverse effect on our business, financial condition and operating results.

Our success depends on our ability to attract and retain qualified management and other personnel.

Our business is managed by a small number of key executive officers, including our chief executive officer, Roger Linquist. None of our managing key executives has an employment contract, so any such executive officers may leave at any time subject to forfeiture of any unpaid performance awards and any unvested options or restricted stock. In addition, at this time, the exercise price of a substantial portion of the unvested options of our key executive officers is above, and in some cases significantly above, the current trading prices of our common stock. We believe that our future success depends in substantial part on our continued ability to attract and retain highly knowledgeable, qualified executive, technical and management personnel. We believe that competition for highly qualified management, technical and sales personnel is intense, and there can be no assurance that we will retain our key management, technical and sales employees, that we will be successful in attracting, assimilating or retaining other highly qualified management, technical and sales personnel in the future sufficient to support our continued growth, or that we will be successful in replacing any of our key management, technical and sales personnel that may retire or cease to be employed by us. We have experienced occasional difficulties in recruiting qualified personnel and there can be no assurance that we will not experience such difficulties in the future. The departure or retirement of, or our inability to attract or retain, highly qualified executive, technical and management personnel, including the chief executive officer, could have a material adverse effect on our business, financial condition and operating results.

Recent political changes could have an adverse effect on our relationship with our workforce.

None of our employees is covered by a collective bargaining agreement or represented by an employee union. With the changes in the party affiliation of the President of the United States and the changes in composition of Federal and state legislatures, legislation may be enacted which could impose additional requirements on us or make it easier for union organizing activities. If our employees become represented by an employee union, it may make it more difficult for us to manage our business and to attract and retain new employees and may increase our cost of doing business. Having our employees become represented by an employee union or having additional requirements related to our employees imposed on us could have a material adverse effect on our business, financial condition and operating results.

We are subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees is subject to great uncertainty.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including federal Universal Service Fund, or USF, fees and common carrier regulatory fees. Some of these fees are based on the division of our services between interstate services and intrastate services, including the divisions associated with the federal USF fees, which is a matter of interpretation and, in the future, may be contested by the FCC or state authorities. The FCC also may change in the future the basis on which federal USF fees are charged and may impose recurring spectrum usage or licensing fees. Many states also apply transaction-based taxes to sales of our products and services and to our purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may in the future impose various surcharges, taxes and fees on our services. The applicability of these surcharges and fees to our services is uncertain in many cases and jurisdictions may contest whether we have assessed and remitted those monies correctly. Periodically state and federal regulators may increase or change the surcharges and fees we currently pay. We remit all applicable federal, state and local fees, costs and expenses as required, but we do not recover in all instances these regulatory and compliance fees, costs and expenses directly from our customers. If we were to pass on these costs to our customers in the future, it may affect our ability to retain and attract new customers. Because of fiscal budget deficits at many state and local jurisdictions, state and local municipalities may increase taxes and regulatory fees on our services, which could have a material adverse effect on our business, financial condition and operating results.

Concerns about whether wireless telephones pose health and safety risks may lead to the adoption of new regulations or lawsuits that could decrease demand for our services.

Media reports and some studies have given rise to claims that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, or interfere with various electronic medical devices, including air bags, hearing aids and pacemakers. Additional studies have been undertaken to determine whether the claims based on these reports and studies are accurate. In addition, there have been claims made and lawsuits filed that allege that the rechargeable batteries in phones may explode or catch on fire. Further lawsuits have also been filed against various participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. While many of these lawsuits have been dismissed on various grounds, including a lack of scientific evidence linking wireless handsets with such adverse health consequences, future lawsuits could be filed based on new evidence or in different jurisdictions. If any lawsuits are filed against us, it could be costly to defend, divert management’s attention from the business, and could subject us to substantial liability. If any such suits do succeed, or if plaintiffs are successful in negotiating settlements, it is likely additional suits would follow. In addition to health concerns, safety concerns have been raised with respect to the use of wireless handsets, including texting, while driving. Certain states and municipalities in which we provide service or plan to provide service have passed or proposed laws prohibiting or restricting the use of wireless phones while driving, prohibiting texting while driving, limiting use of wireless devices while driving by persons under the age of 18, or requiring the use of wireless headsets, and other states and municipalities may do so in the future.

If consumers’ health concerns over radio frequency emissions increase or safety concerns increase, consumers may be discouraged from using wireless handsets or services, regulators may impose restrictions or increased requirements on the location and operation of cell sites, the use or design of wireless telephones, may restrict the use of wireless handsets while driving, may require that all wireless telephones include an earpiece that would enable the use of wireless telephones without holding them against the user’s head and may give rise to additional lawsuits. Such legislation or regulation could increase the cost of our wireless handsets, reduce demand for our products and services, increase other operating expenses, or could expose wireless providers to further litigation, including litigation relating to accidents, deaths or serious bodily injury allegedly incurred as a result of wireless telephone use, which, even if not successful, may be costly to defend and could divert management’s attention from our business, and could subject us to significant liability. In addition, compliance with such new requirements, and the associated costs, could adversely affect our business. The actual or perceived risk of radio frequency emissions could adversely affect us through a reduction in customers or a reduction in the availability of financing in the future. If any of these risks occur, it could have a material adverse effect on our business, financial condition and operating results.

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

To be successful, we must provide our customers reliable, trustworthy service. We rely upon our networks and the networks of other providers to provide and support all of our services. Some of the risks to our networks and infrastructure, which may prevent us from providing reliable service, include:

•	physical damage to outside plant facilities;

•	power surges or outages;

•	equipment failure;

•	vendor or supplier failures or delays;

•	software defects;

•	viruses, malware, worms, Trojan horses, unsolicited mass advertising, denial of service and other malicious or abusive attacks by hackers;

•	fraud, including customer credit card fraud, subscription or dealer fraud;

•	unauthorized use of our or our provider’s networks;

•	human error;

•	disruptions beyond our control, including disruptions caused by criminal or terrorist activities, theft, natural disasters, such as earthquakes, hurricanes, floods, or fire; and

•	failures in operational support systems.

Our network security, processes and strategies are designed to protect and prevent unauthorized access to our network and data on our network. The techniques and tools used to sabotage or gain unauthorized access to networks changes frequently and we may not be able to anticipate or implement adequate prevention measures timely. Network disruptions, whether from natural causes or manmade, may cause interruptions in service, degradation of service, excessive call volumes to call centers, damage to our or our customer’s equipment or reduced capacity for customers, all of which could cause us to lose customers and incur expenses. Some portions of our network are not fully redundant and our disaster relief plans may not be adequate or timely. The resulting interruption or failure to provide our services could have a material adverse effect on our business, financial condition and operating results.

Further, our administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud, or the costs to replace or repair the network or facilities (or portions thereof), may be substantial, thus causing our costs to provide service to increase. Fraudulent use of our network may also impact interconnection and long distance costs, capacity costs, roaming costs, administrative costs, fraud prevention costs and payments to other carriers for such fraud. We believe we have instituted safeguards to protect, detect and control such fraud; however, if such safeguards are not successful, such fraud or increased costs could have a material adverse impact on our financial results and impair our service resulting in higher churn as our competitors systems may not experience similar problems.

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

Our FCC licenses are major assets that we use to provide our services. Our FCC licenses are subject to revocation and we may be subject to fines, forfeitures, penalties or other sanctions, including the imposition of mandatory reporting requirements, license conditions, corporate monitors, forfeiture of existing licenses, and limitations on our ability to participate in future FCC auctions, if the FCC were to find that we are not in compliance with its rules or the requirements of the Communications Act. Many of our licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the applicable construction requirement. If the FCC finds that our construction, or the construction of prior licensees, is insufficient, the FCC could, among other things, find that we are not a qualified licensee and revoke any or all of our licenses and impose other penalties and sanctions. In addition, a failure to comply with applicable license conditions or regulatory requirements could result in revocation or termination of our licenses, in the loss of rights to serve unbuilt areas and/or fines and forfeitures. We have had inquiries from regulatory agencies regarding our compliance with regulatory requirements and we may in the future receive additional inquiries. We have responded, are in the process of responding, or will respond to such inquiries. We cannot give any assurance that the FCC will agree with our compliance efforts or that the FCC will not impose fines, fees, or forfeitures, seek a consent decree, or take other adverse action against us.

We must renew our FCC licenses periodically. Renewal applications are subject to FCC review and public comment to ensure that licensees meet their licensing requirements and comply with other applicable FCC requirements, rules and regulations. For all PCS, AWS and 700 MHz licenses, the FCC also requires that a licensee provide substantial service in order to receive a renewal expectancy. There is no guarantee that the FCC will find our completed system construction sufficient to meet the build out or renewal requirement. Additionally, while incumbent licensees enjoy a certain renewal expectancy if they provide substantial service, the substantial service standard is not well articulated and there is no guarantee that the FCC will conclude that we are providing substantial service, that we are entitled to a renewal expectancy, or will renew all or any of our licenses, without the imposition of adverse conditions. The FCC recently released a Notice of Proposed Rulemaking seeking to create consistent requirements for renewal of licenses, consistent consequences for discontinuance of service, and to clarify certain construction obligations. The proposed changes to the existing renewal and discontinuance of service requirements may be applied retroactively to existing licenses that will be renewed in the future. If the changed requirements are applied retroactively to our existing licenses, the FCC may determine that our, or the construction undertaken by prior licensees, or the actions taken by us, or the prior licensees, relating to the buildout or discontinuance of service does not satisfy such changed requirements and determine not to renew our licenses. If we fail to file for renewal of any particular license at the appropriate time, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal or be subject to a competing application. The FCC also may impose additional regulatory requirements or conditions on our licenses or our business and may impose a substantial renewal fee to allow a licensee to continue to use a particular spectrum. Such additional regulatory requirements, fees or conditions could increase the cost of doing business, could cause disruption to existing networks, and could require us to make substantial investments. Any loss or impairment of any of these licenses, failure to renew, fines and forfeitures, the imposition of conditions, or other actions by the FCC could have a material adverse effect on our business, financial condition and operating results.

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

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not impose new or revised regulatory requirements, new or increased costs, or require changes in our current or planned operations. Indeed, the FCC has initiated a series of inquiries and rulemaking proceedings pertaining to the wireless industry that could result in material changes in the applicable rules and policies. The FCC and state regulatory agencies also are increasingly focused on the quality of service and customer support that wireless carriers provide and the FCC and several agencies have proposed or enacted new and potentially burdensome regulations in this area. The Communications Act, from which the FCC obtains its authority and state regulatory enabling legislation, may be interpreted in a manner that imposes additional costs for compliance or be further amended in a manner that could be adverse to us. Further, with the change in party affiliation of the President of the United States and changes in the composition of Federal and state legislatures and regulatory commissions, there may be additional legislative or regulatory changes that affect our business. The FCC also may change its rules, which could result in adverse consequences to our business, including harmful interference to our existing networks and spectrum. The FCC also is considering various spectrum allocations in bands adjacent or proximate to those licensed to us that may result in interference to our systems. If, as a result of interference, our customers experience a significant increase in dropped calls or significantly degraded service, we could experience higher churn and we may have difficulty adding additional customers, which could have an adverse effect on our business, our financial condition and operating results. In addition, the interference may cause our networks to have reduced capacity, which may require us to incur additional costs of adding cell sites or DAS nodes and to spend additional capital or may limit our ability to serve our customers, limit our growth, or increase our churn.

We also are subject, or potentially subject, to a number of additional federal, state, and local laws, rules, ordinances and requirements, including, but not limited to, common carrier obligations; universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; tower lighting and painting; access to E911 and location accuracy requirements; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; emergency warning requirements; bill shock; rules governing spam, telemarketing and truth-in-billing; equal employment opportunity reporting requirements; outage reporting; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings including, but not limited to proceedings exploring the imposition of various types of nondiscrimination and open access obligations on our handsets and networks; the prohibition of handset exclusivity; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; requirements relating to information to be provided to customers; allocation of additional spectrum for wireless services, including modifying rules related to use of existing spectrum for wireless use; and the effects of the siting of communications towers on migratory birds, among others. Additionally, we may be subject to claims for violations of environmental law, regardless of fault, as a lessee or owner of any of our tower sites. Some of these requirements and pending proceedings, including without limitation those described above, pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions and may require us to spend money to become in compliance. Further, these requirements generally are the subject of pending FCC, federal, state, local or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

Our business also is subject to various other regulations, including certain regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Securities Exchange Commission, the Department of Labor, the FCC, and other federal, state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. Because of our smaller size, relatively smaller resources, more limited spectrum holdings, concentration of operations in a few states in major metropolitan areas, and composition of our current and prospective customer base, governmental regulations and orders can disproportionately increase our costs and affect our competitive position compared to other larger telecommunications providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business. As previously noted herein, a variety of changes in regulatory policies are under consideration and depending upon the outcomes, the changes could have a material adverse effect on our business, financial condition and operating results.

Compliance with current or future federal, state, or local laws, regulations, rules, and ordinances could have a material adverse effect on our business, financial condition and operating results, including but not limited to, increasing our operating expenses or costs, requiring us to obtain new or additional authorizations or permits, requiring us to change our business and customer service processes, limiting our ability to attract and retain certain customer segments, increasing our costs and expenses to offer services, increasing the costs of our services to our customers, requiring system and network upgrades, increasing cost of insurance coverage, requiring us to hire additional employees, requiring us to spend significant additional capital, limiting the capacity of our networks, limiting the services we can offer our customers, requiring us to change our business strategy and service plans. A failure to meet, or maintain compliance with, federal, state or local regulations, laws, rules or ordinances also could have a material adverse effect on our business, financial condition and operating results, including, but not limited to, subjecting us to fines, forfeitures, penalties, license revocations, or other sanctions, including the imposition of mandatory reporting requirements and corporate monitors, limitations on our ability to participate in future FCC auctions or acquisitions of spectrum, and compliance programs and corporate monitors. In addition, a material failure to comply with regulations or statutory requirements may limit our ability to draw certain amounts under our senior secured credit facility or could result in a default under our senior secured credit facility or the indentures governing our senior notes.

In addition, certain wireless companies who have participated in spectrum auctions as designated entities have become the target of qui tam lawsuits claiming that those wireless companies have defrauded the United States Government by investing in DEs, taking bidding credits and otherwise receiving benefits in FCC spectrum auctions to which such wireless companies were not entitled. Qui tam lawsuits generally are filed under seal in the first instance and companies may not know that they are a target of such a lawsuit unless and until it is made public. The person bringing the suit may share in any recovery by the government, which encourages lawsuits of this kind. If we become the target of a qui tam lawsuit resulting from its acquisition of spectrum originally granted to a DE, the resulting distraction to management and costs to defend may be material. If we become a target of a qui tam lawsuit and either is found to have defrauded the government, the damages may include civil penalties of up to $11,000 for each claim, plus a penalty of three times the amount of the damages sustained by the government, and may include the revocation of any licenses held by us, which were granted as a result of such fraud. If we lost those licenses originally acquired by a DE or if we are required to repay the bidding credits we received, or to pay damages and civil penalties under a qui tam lawsuit, or an audit concluded that we had not complied with the DE requirements, it could have a material and adverse effect on our business, financial condition and operating results.

Spectrum for which we have been granted licenses as a result of AWS Auction 66 and Auction 73 is subject to certain legal challenges, which may ultimately result in the FCC revoking our licenses.

We were required by the applicable FCC rules to pay the full purchase price of approximately $1.4 billion and $313.3 million to the FCC for the licenses we were granted as a result of Auction 66 and Auction 73, respectively, even though there are ongoing challenges to some aspects of the final auction rules as they relate to DE participation in the auctions. Several interested parties are appealing these rules in the U.S. Courts and are seeking, among other relief, to overturn the results of Auction 66 and Auction 73. We are unable at this time to predict with certainty the likely outcome of these challenges, but the courts to date have not granted the relief sought. If the courts invalidate either auction, we could lose the licenses granted to us as a result of the auctions and would have no assurance of being able to reacquire the licenses in a subsequent re-auction. While we would likely receive a refund of the payments made to the FCC for the spectrum should either auction be overturned, we would not be reimbursed for time, money and efforts spent to clear the spectrum, expenses incurred to build systems operating on the spectrum, the interest expenses incurred by us prior to the refund, the losses associated with launching the markets on this spectrum, or the loss of revenue and profits associated with these markets. In addition, there could be a delay in us receiving a refund of our payments until the appeal is final. If the results of either auction were overturned and we receive a refund, the delay in the return of our money, the interest we would have incurred without reimbursement, the loss of any amounts spent to develop the licenses in the interim, which could be substantial, and the loss of the ability to provide service in the metropolitan areas covered by such licenses, may materially and adversely affect our business, financial condition and operating results.

New Rules Regarding Net Neutrality May Have a Material Adverse Affect on our Business

Although the recently promulgated net neutrality rules have not yet become effective, MetroPCS already has been the subject of third party challenges at the FCC to the manner in which the company is configuring and managing its wireless broadband Internet access services and network. These challenges, and others that might follow, could limit our ability to offer differentiated services, price our services to be competitive with other providers of broadband Internet access services, has and could in the future subject us to adverse news articles and harm our reputation and good will, and could distract the attention of management and resources of the company. And, if and when the net neutrality rules become effective, they could be interpreted and applied in ways that adversely affect our business by limiting our ability to manage our subscribers’ use of our network, requiring us to provide third party access to our networks on terms and conditions that jeopardize our flat-rate, unlimited usage pricing plans or constrain our ability to offer innovative differentiated services, or could limit our ability to offer our services on a competitive basis with other providers. Our ability to employ network management techniques, or to manage bandwidth-intensive applications or uses, may be impaired in a manner that reduces the quality of our services for all subscribers. The result could be a decline in the quality of our services. If any of these risks occur, it could have a material adverse effect on our business, financial condition and operating results.

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

The trading prices of the securities of telecommunications companies generally have been highly volatile. In particular, the trading price of our common stock has been, and is likely to be, subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:

•	actual or anticipated fluctuations in our or our competitors’ operating and financial results;

•	introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors;

•	changes in, or our failure to meet, securities analysts’ expectations;

•	entry of new competitors into our markets or perceptions of increased price competition, including a price war;

•	concentration of offered services and assets in the U.S., in particular limited major metropolitan areas;

•	changes in our credit rating or future prospects;

•	disruptions of our operations or service providers necessary to our network operations;

•	seasonal or other variations in our customer base;

•	market perceptions relating to our services, network, handsets and deployment of our 4G LTE platform;

•	challenges to our intellectual property rights or claims that we infringe the intellectual property rights of others;

•	pending or threatened litigation or regulatory investigations;

•	adoption of or changes in governmental regulations and new accounting standards;

•	conditions and trends in the communications and high technology markets;

•	adverse publicity regarding our Company;

•	mergers, acquisitions, strategic alliances or significant agreements, or resources of, or lack of , any of the foregoing, by us or by our competitors;

•	announcements by us or competitors of significant contracts, commercial relationships or capital commitments;

•	sales of our common stock by our directors, executive officers or affiliates or significant stockholders;

•	the amount of short interest in our securities;

•	volatility in stock market prices and volumes, which is particularly common among securities of telecommunications companies;

•	the general state of the U.S. and world economies;

•	the availability or perceived availability of additional capital in general and our access to such capital;

•	availability of additional spectrum, whether by the announcement, commencement, bidding and closing of auctions for new spectrum or acquisitions of other businesses;

•	recruitment or departure of key personnel, management or board members; and

•	failure to timely file periodic reports.

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

We have registered all shares of common stock that we may issue under our equity incentive compensation plans; thus, when we issue shares under these plans, the shares generally can be freely sold in the public market subject to any requirements under the Securities Act. We also have granted certain of our stockholders the right to require us to register their shares of our common stock. Our Articles of Incorporation currently allows us to have up to one billion shares of common stock outstanding which is substantially more than currently outstanding. We also have filed a shelf registration statement with the SEC, which allows us to issue registered debt, equity and other securities, including common stock, preferred stock, debt securities and guarantees of debt securities, in addition to the amounts already outstanding. The securities registered under this universal shelf registration statement could be offered from time to time with little or no advance notice, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms and conditions to be determined at the time of any offering. If we register, or propose to register, any additional securities under the Securities Act, either for our own account or for the account of security holders exercising registration rights, the number of shares subject to registration could increase and your interest could be significantly diluted and the sale of these shares may have a negative impact on the market price for our common stock. Further, the sale of a substantial amount of our common stock, or the possibility of such a sale, including sales by significant stockholders or executives of the Company, may reduce the market price of our common stock and could impede our ability to raise future capital through the issuance of equity securities at a time and at a price we deem appropriate.

If we fail to manage our planned growth effectively and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience growth in the future. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC, collectively referred to as SOX. SOX requires us to furnish a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K filed with the SEC, and our management also is required to report on the effectiveness of our disclosure controls and procedures. We regularly evaluate our internal controls, and our independent auditors annually attest to our internal controls over financial reporting in compliance with SOX. Material weaknesses could result in inaccurate financial statements or other disclosures or failure to prevent fraud. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, or to successfully remediate any material weaknesses in a timely manner, we may not comply with SOX and our independent auditors would be unable to certify as to the effectiveness of our internal controls over financial reporting and our stock price could fall and we could be subject to investigations or sanctions by regulatory authorities or delisting from the NYSE. Further, any material weakness or failure of our internal controls, or the effectiveness of our internal controls, could result in a restatement of our financial statements which could also lead to a decline in our stock price. Inadequate internal controls also could harm our reputation, cause us to lose customers, or cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock, all of which could have a material adverse effect on our business, financial condition and operating results. Any restatement of our financial statements could have adverse consequences, including the triggering of an event of default under our senior secured credit facility and the indentures and supplemental indentures governing our senior notes, our credit rating could be downgraded, which could result in an increase in our borrowing costs and make it more difficult to borrow funds on reasonable terms or at all, the NYSE could begin delisting proceedings, and we could have stockholder litigation or SEC enforcement action, all of which could have an adverse effect on our business, financial condition and operating results.

The value of our FCC licenses may drop in the future as a result of volatility in the marketplace and the sale of additional spectrum by the FCC.

The market value of FCC licenses has been subject to significant volatility in the past and the value of our licenses may continue to fluctuate based on market conditions, the availability of spectrum, whether through consolidation in the industry, by FCC regulatory action or auction, the availability of buyers and sellers, and the inability to ascertain the value of any license due to such volatility. The impact of the availability of spectrum from any future actions and auctions on license values is uncertain. There can be no assurance of the market value of our FCC licenses or that the market value of our FCC licenses will not be volatile in the future, whether as a result of consolidation in the industry, the sale of spectrum by one or more carriers or an FCC auction. If the value of our licenses was to decline significantly, we could be forced to record non-cash impairment charges that could impact our ability to borrow additional funds. A significant impairment loss could have a material adverse effect on our net income and on the carrying value of our licenses on our balance sheet, which could have a material adverse effect on our business, financial condition and operating results.

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

The terms of the agreements governing our long-term indebtedness, subject to specified limitations, allow for the incurrence of additional indebtedness by us and our subsidiaries. Although we have substantial indebtedness, we may still be able to incur significantly more debt under our senior secured credit facility and our indentures governing our senior notes, which could further reduce the cash we have available to invest in our operations as a result of our increased debt service obligations. In addition, the more leveraged we become, the more we, and in turn the holders of our securities, become exposed to the risks described above in the risk factor entitled “Our operations require continued capital expenditures and a failure to access additional capital could have a material adverse effect on our business, financial condition and operating results.”

In order to provide additional flexibility, we have filed a universal shelf registration statement with the SEC to register debt, equity and other securities, including common stock, preferred stock, debt securities and guarantees of debt securities. The securities registered under this universal shelf registration statement could be offered from time to time with little or no advance notice, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms and conditions to be determined at the time of any offering. There can be no assurance that sufficient funds will be available to us under our existing indebtedness or otherwise. Further, should we need to raise additional capital, the foreign ownership restrictions mandated by the FCC, and applicable to us, could limit our ability to attract additional equity financing outside the United States. If we were able to obtain funds, it may not be on terms and conditions acceptable to us, which could limit or preclude our ability to pursue new opportunities, expand our service, upgrade our networks, engage in acquisitions, or purchase additional spectrum, thus limiting our ability to expand our business which could have a material adverse effect on our business, financial condition and operating results.

To service our debt, we will require a significant amount of cash, which may not be available to us.

Our ability to meet our existing or future debt obligations and to reduce our indebtedness will depend on our future performance and the other cash requirements of our business. Our performance, to a certain extent, is subject to general economic conditions, financial, competitive, business, political, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payment on our debt will depend on the satisfaction of covenants in our senior secured credit facility, the indentures governing our senior notes, other debt agreements and other agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios and satisfy certain financial condition tests. We cannot assure you that we will continue to generate sufficient cash flow from operations at or above current levels or that future borrowings will be available to us under our senior secured credit facility or from other sources in an amount sufficient to enable us to service our debt or repay all of our indebtedness in a timely manner or on favorable or commercially reasonable terms, or at all. If we are unable to satisfy our financial covenants or generate sufficient cash to timely repay our debt, the lenders could accelerate the maturity of some or all of our outstanding indebtedness. As a result, we believe we may need to refinance all or a portion of our remaining existing indebtedness prior to its maturity. Disruptions in the financial markets or the general amount of debt refinancings occurring at the same time could make it more difficult to obtain debt or equity financing on reasonable terms or at all.

Our outstanding debt is subject to a change in control provision and in the event of a change in control we may not have the ability to raise the funds necessary to fulfill our obligations.

Under our indentures governing our senior notes and the terms of our senior secured credit facility, upon the occurrence of a change in control as defined therein, we would be required to offer to repurchase all of our outstanding senior notes and repay our outstanding debt under our senior secured credit facility. We may not have sufficient access to funds at the time of the change in control event to make the required offer to repurchase or pay down our outstanding debt. Additionally, a default under the indentures governing our senior notes would result in a default under our senior secured credit facility. Any failure to make or complete a change in control offer would place us in default under our indentures and senior secured credit facility.

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

Our senior secured credit facility and indentures governing our senior notes impose material operating and financial restrictions on us. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability to engage in some transactions, including the following:

•	incurring additional debt;

•	paying dividends, redeeming capital stock or making other restricted payments or investments;

•	selling or buying assets, properties or licenses;

•	developing assets, properties or licenses which we have or in the future may procure;

•	creating liens on assets;

•	participating in future FCC auctions of spectrum or private sales of spectrum;

•	engaging in mergers, acquisitions, business combinations, or other transactions;

•	merging, consolidating or disposing of assets;

•	entering into transactions with affiliates; and

•	placing restrictions on the ability of subsidiaries to pay dividends or make other payments.

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

Our ability to make payments on our debt, to repay our existing indebtedness when due, and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Our ability to produce cash from operations is subject to a number of risks, including:

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

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic downturns and industry conditions and limiting our ability to withstand competitive pressure;

•	limiting our flexibility in planning for, or reacting to, changes in our business or the telecommunications industry;

•	limiting our ability to increase our capital expenditures to roll out new services or to upgrade our networks to new technologies, such as 4G LTE;

•	limiting our ability to purchase additional spectrum or develop new metropolitan areas in the future;

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently maintain our executive offices in Richardson, Texas, and regional offices in Alameda, California; Folsom, California; Irvine, California; Los Angeles, California; Riverside, California; Ft. Lauderdale, Florida; Jacksonville, Florida; Orlando, Florida; Tampa, Florida; Norcross, Georgia; Shreveport, Louisiana; Chelmsford, Massachusetts; Grand Rapids, Michigan; Livonia, Michigan; Las Vegas, Nevada; Hawthorne, New York; Ft. Washington, Pennsylvania; and Plano, Texas. As of December 31, 2010, we also operated 159 retail stores throughout our metropolitan areas. Our executive offices, all of our regional offices, switch sites, retail stores and virtually all of our cell sites are leased from unaffiliated third parties. We believe these properties, which are being used for their intended purposes, are adequate and well-maintained.

Item 3.  Legal Proceedings

We are involved in litigation from time to time, including litigation regarding intellectual property claims that we consider to be in the normal course of business. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We intend to vigorously pursue defenses in all matters in which we are involved and engage in discussions where appropriate to resolve these matters on terms favorable to us. We believe that any amounts alleged in the matters discussed below for which we are allegedly liable are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. It is possible, however, that our business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, including legal and litigation expenses, significant settlement costs and/or unfavorable damage awards relating to such matters. Other than the matter listed below we are not currently party to any pending legal proceedings that we believe could, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or liquidity.

MetroPCS, certain current officers and a director (collectively, the “defendants”) have been named as defendants in a securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about MetroPCS’ business, prospects and operations. The claims are based upon various alleged public statements made during the period from February 26, 2009 through November 4, 2009. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorneys’ fees, other expenses, and costs. On February 16, 2010, Kevin Hopson, an alleged MetroPCS shareholder, filed a motion in the United States District Court for the Northern

District of Texas seeking to be designated as the lead plaintiff in this action. On May 11, 2010, the Court appointed Kevin Hopson as lead plaintiff and on June 25, 2010, Plaintiff (an individual on behalf of others similarly situated) filed an amended complaint. Defendants’ filed a motion to dismiss on August 9, 2010. Plaintiff filed its opposition to Defendant’s motion to dismiss on September 8, 2010, and Defendants’ reply was filed on October 8, 2010. No hearing has been scheduled on Defendants’ motion to dismiss.

Due to the complex nature of the legal and factual issues involved in this class action matter, the outcome is not presently determinable. If this matter were to proceed beyond the pleading stage, MetroPCS could be required to incur substantial costs and expenses, including legal and litigation expenses, to defend this matter and/or be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

Item 4.  (Removed and Reserved)

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

	High	Low
Fiscal year ended December 31, 2009
First quarter	$17.99	$12.07
Second quarter	18.75	13.31
Third quarter	13.27	7.72
Fourth quarter	8.51	5.85
Fiscal year ended December 31, 2010
First quarter	$7.99	$5.53
Second quarter	9.15	7.15
Third quarter	10.49	8.30
Fourth quarter	12.74	10.29

Holders

As of January 31, 2011, the closing price of our common stock was $12.93 per share, there were 356,626,174 shares of our common stock outstanding, and there were 43,130 holders of record of our common stock.

Dividends

We have never paid or declared any regular cash dividends on our common stock and do not intend to declare or pay regular cash dividends on our common stock in the foreseeable future. The terms of our senior secured credit facility and the indentures and supplemental indentures related to our senior notes restrict our ability to declare or pay dividends. We currently intend to retain future earnings, if any, to invest in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:

•	any applicable contractual restrictions limiting our ability to pay dividends;

•	our earnings and cash flows;

•	our capital requirements;

•	our future needs for cash;

•	our financial condition; and

•	other factors our board of directors deems relevant.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to shares of MetroPCS Communications’ common stock issuable under our equity compensation plans which consist of the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc., as amended, or the 1995 Plan, the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, or the 2004 Plan, and the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan, or the 2010 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Stockholders	31,642,532	$13.52	23,335,886

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	31,642,532	$13.52	23,335,886

(1)	Number of securities remaining available for future issuance under the 2004 Plan and 2010 Plan include all forms of awards as defined in the 2004 Plan and 2010 Plan, including, among other things, stock options and restricted stock awards.

Non-Employee Director Remuneration Plan

Non-employee members of our board of directors are eligible to participate in the Third Amended and Restated Non-employee Director Remuneration Plan, or Remuneration Plan, under which such directors receive compensation for serving on the board of directors. As of December 31, 2010, compensation to be paid pursuant to the Remuneration Plan to non-employee directors of our Company included annual retainers, stock options, restricted stock awards, and board and committee meeting fees.

Recent Sales of Unregistered Securities

None.

Share Repurchases

The following table provides information about shares acquired from employees during the fourth quarter of 2010 as payment of withholding taxes in connection with the vesting of restricted stock:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	8,222	$10.81	—	—
November 1 – November 30	10,012	$11.52	—	—
December 1 – December 31	9,951	$12.38	—	—

Total	28,185	$11.62	—	—

Item 6.  Selected Financial Data

The following tables set forth selected consolidated financial data. We derived our selected consolidated financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 from our consolidated financial statements. The historical selected financial data may not be indicative of future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, Except Share and Per Share Data)
Statement of Operations Data:
Revenues:
Service revenues	$3,689,695	$3,130,385	$2,437,250	$1,919,197	$1,290,947
Equipment revenues	379,658	350,130	314,266	316,537	255,916

Total revenues	4,069,353	3,480,515	2,751,516	2,235,734	1,546,863
Operating expenses:
Cost of service (excluding depreciation and amortization disclosed separately below)	1,223,931	1,120,052	857,295	647,510	445,281
Cost of equipment	1,093,944	884,272	704,648	597,233	476,877
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)	621,660	567,730	447,582	352,020	243,618
Depreciation and amortization	449,732	377,856	255,319	178,202	135,028
(Gain) loss on disposal of assets	(38,812)	(4,683)	18,905	655	8,806

Total operating expenses	3,350,455	2,945,227	2,283,749	1,775,620	1,309,610

Income from operations	718,898	535,288	467,767	460,114	237,253
Other expense (income):
Interest expense	263,125	270,285	179,398	201,746	115,985
Interest income	(1,954)	(2,870)	(22,947)	(63,933)	(21,499)
Other expense, net	1,807	1,808	1,035	1,000	726
Loss on extinguishment of debt	143,626	—	—	—	51,518
Impairment loss on investment securities	—	2,386	30,857	97,800	—

Total other expense	406,604	271,609	188,343	236,613	146,730

Income before provision for income taxes	312,294	263,679	279,424	223,501	90,523
Provision for income taxes	(118,879)	(86,835)	(129,986)	(123,098)	(36,717)

Net income	193,415	176,844	149,438	100,403	53,806
Accrued dividends on Series D Preferred Stock	—	—	—	(6,499)	(21,006)
Accrued dividends on Series E Preferred Stock	—	—	—	(929)	(3,000)
Accretion on Series D Preferred Stock	—	—	—	(148)	(473)
Accretion on Series E Preferred Stock	—	—	—	(106)	(339)

Net income applicable to Common Stock	$193,415	$176,844	$149,438	$92,721	$28,988

Net income per common share(1):
Net income per common share - basic	$0.54	$0.50	$0.43	$0.29	$0.11

Net income per common share - diluted	$0.54	$0.49	$0.42	$0.28	$0.10

Weighted average shares(1):
Basic	353,711,045	351,898,898	349,395,285	287,692,280	155,820,381

Diluted	356,135,089	355,942,921	355,380,111	296,337,724	159,696,608

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Other Financial Data:
Net cash provided by operating activities	$994,500	$899,349	$447,490	$589,306	$364,761
Net cash used in investing activities	(950,418)	(1,116,954)	(1,294,275)	(517,088)	(1,939,665)
Net cash (used in) provided by financing activities	(176,932)	449,038	74,525	1,236,492	1,623,693

	As of December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents & short-term investments	$1,171,393	$1,154,313	$697,951	$1,470,208	$552,149
Property and equipment, net	3,659,445	3,252,213	2,847,751	1,891,411	1,256,162
Total assets	7,918,580	7,386,017	6,422,148	5,806,130	4,153,122
Long-term debt (including current maturities)	3,779,283	3,645,275	3,074,992	3,002,177	2,596,000
Series D Cumulative Convertible Redeemable Participating Preferred Stock	—	—	—	—	443,368
Series E Cumulative Convertible Redeemable Participating Preferred Stock	—	—	—	—	51,135
Stockholders’ equity	2,541,576	2,288,142	2,034,323	1,848,746	413,245

(1)	See Note 15 to the consolidated financial statements included elsewhere in this report for an explanation of the calculation of basic and diluted net income per common share. The calculation of basic and diluted net income per common share for the years ended December 31, 2006 and 2007 is not included in Note 15 to the consolidated financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Except as expressly stated, the financial condition and results of operations discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of MetroPCS Communications, Inc. and its consolidated subsidiaries, including MetroPCS Wireless, Inc., or Wireless. References to “MetroPCS,” “MetroPCS Communications,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to MetroPCS Communications, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. In September 2010, we introduced the first commercial 4G LTE service in our Las Vegas and Dallas/Fort Worth metropolitan areas. Subsequently in 2010, we launched our 4G LTE service in our Detroit, Los Angeles, Philadelphia, Boston, New York, San Francisco and Sacramento metropolitan areas. We further expanded our 4G LTE services into Atlanta, Jacksonville, Miami and Orlando metropolitan areas in January of 2011. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. From 2005 through 2010, Royal Street constructed networks with our assistance in its licensed service areas and, pursuant to agreements with us that were reviewed and approved by the FCC, sold us services on its network on a wholesale basis which we in turn marketed on a retail basis under the MetroPCS® brand to our customers. In December 2010, we consummated the purchase of the remaining 15% interest in Royal Street Communications with the consent of the FCC, resulting in Royal Street Communications and its wholly-owned subsidiaries becoming wholly-owned subsidiaries of the Company.

As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses.

We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. Our service allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our service area, for a flat-rate monthly service fee. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees and offering nationwide voice, text and web services on an unlimited basis beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. On November 4, 2010, we introduced Metro USASM which allows our customers to receive services in an area covering over 280 million population for the same rates as we previously charged to use our voice, text messaging and web browsing services through a combination of our own networks and roaming arrangements with third parties. In January 2011, we introduced new 4G LTE service plans, which include all applicable taxes and regulatory fees, that allow subscribers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within 30 days, the customer is terminated. Our service plans differentiate us from the more complex plans and long-term contract requirements of traditional wireless carriers.

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

Revenues and related costs from the sale of accessories are recognized at the point of sale. The cost of handsets sold to indirect retailers are included in deferred charges until they are sold to and activated by customers. Amounts billed to indirect retailers for handsets are recorded as accounts receivable and deferred revenue upon shipment by us and are recognized as equipment revenues and related costs when service is activated by customers.

Our customers have the right to return handsets within a specified time or within a certain amount of use, whichever occurs first. We record an estimate for returns as contra-revenue at the time of recognizing revenue. Our assessment of estimated returns is based on historical return rates. If our customers’ actual returns are not consistent with our estimates of their returns, revenues may be different than initially recorded. Our reserves for returns were not significant as of December 31, 2010.

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

Allowance for Uncollectible Accounts Receivable

We maintain allowances for uncollectible accounts for estimated losses resulting from the inability of our independent retailers to pay for equipment purchases and for amounts estimated to be uncollectible for intercarrier compensation. We estimate allowances for uncollectible accounts from independent retailers based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of a material portion of our independent retailers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where we are aware of a specific carrier’s inability to meet its financial obligations to us, we record a specific allowance for intercarrier compensation against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Total allowance for uncollectible accounts receivable as of December 31, 2010 was 4% of the total amount of gross accounts receivable.

Inventories

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. Write-downs for obsolescent and unmarketable inventory were not significant as of December 31, 2010. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Deferred Income Tax Asset and Other Tax Reserves

We assess our deferred tax asset and record a valuation allowance, when necessary, to reduce our deferred tax asset to the amount that is more likely than not to be realized. We have considered future taxable income, taxable temporary differences and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would not be able to realize all or part of a deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period we made that determination.

We establish reserves when, despite our belief that our tax returns are fully supportable, we believe that certain positions may be challenged and ultimately modified. We adjust the reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of income tax related reserve positions and changes to income tax reserves that we consider appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. Tax reserves as of December 31, 2010 were $13.0 million of which approximately $5.8 million and $7.2 million are presented on the consolidated balance sheet in accounts payable and accrued expenses and other long-term liabilities, respectively.

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

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. There have been no indicators that the carrying value of long-lived assets may not be recoverable and accordingly no impairment tests have been performed. The carrying value of property and equipment was approximately $3.7 billion as of December 31, 2010.

Fair Value Measurements

We follow the provisions of ASC 820 (Topic 820, “Fair Value Measurements and Disclosures”). ASC 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. ASC 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

FCC Licenses

We operate wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband mobile services. We hold personal communications services, or PCS, licenses granted or acquired on various dates, and in November 2006, we acquired a number of AWS licenses which can be used to provide wireless broadband mobile services comparable to the wireless broadband mobile services provided by us, as well as other advanced wireless services. Our license holdings have grown also to include a 700 MHz license which can be used to provide services comparable to those we can provide over our AWS spectrum. The PCS licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of our licensed spectrum if the use of our spectrum interfered with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits our system. Accordingly, we incurred costs related to microwave relocation in constructing our PCS and AWS networks. FCC licenses and microwave relocation costs are recorded at cost. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses, fifteen years in the case of AWS licenses and ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors exist as of December 31, 2010 that limit the useful life of our PCS, AWS and 700 MHz licenses.

Our indefinite-lived intangible assets are our PCS, AWS and 700 MHz licenses and microwave relocation costs. Based on the requirements of ASC 350 (Topic 350, “Intangibles-Goodwill and Other”), we test investments in our indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of our indefinite-lived intangible assets might be impaired. We perform our annual indefinite-lived intangible assets impairment test as of each September 30th. The impairment test consists of a comparison of the estimated fair value with the carrying value. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible assets and charged to results of operations.

We used an income approach, the Greenfield Methodology, to provide an indication of fair value for our indefinite-lived intangible assets. Such methodology is based on the cash flow generating potential of a hypothetical start-up operation and assumes that the only assets upon formation are the underlying FCC licenses, and that the business enterprise does not have any other assets including goodwill or going concern value at the date of inception. The start-up assumptions include utilization of the asset in its highest and best use and incorporate market participant assumptions for key factors, such as current and future technology, costs of telecommunications equipment, and workforce costs, considering the opportunities and constraints of the underlying spectrum as of the valuation date.

Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include a weighted average cost of capital and long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that market participants would use to estimate fair value. For the purpose of performing the annual impairment test as of September 30, 2010, our indefinite-lived intangible assets were aggregated and combined into a single unit of accounting. We believe that utilizing our indefinite-lived intangible assets as a group represents the highest and best use of the assets, and the value of the indefinite-lived intangible assets would not be significantly impacted by a sale of one or a portion of the indefinite-lived intangible assets, among other factors. No impairment was recognized as the fair value of our indefinite-lived intangible assets was in excess of their carrying value as of September 30, 2010.

Historically, we have not experienced significant negative variations between our assumptions and estimates when compared to actual results. However, if actual results are not consistent with our assumptions and estimates, we may be required to record an impairment charge associated with indefinite-lived intangible assets. Although we do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for our indefinite-lived intangible assets and may affect any related impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate and management’s future business plans. A one percent decline in annual revenue growth rates, a one percent decline in annual net cash flows or a one percent increase in discount rate would not result in impairment as of September 30, 2010.

Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. We reviewed changes in the business climate, changes in market capitalization, legal factors, operating performance indicators and competition, among other factors and their potential impact on our fair value determination. There have been no significant changes in any of these factors that have adversely affected any of the key assumptions used in our determination of fair value. Furthermore, if any of our indefinite-lived intangible assets are subsequently determined to have a finite useful life, we would test such assets for impairment in accordance with ASC 360 (Topic 360, “Property, Plant, and Equipment”), and the intangible assets would then be amortized prospectively over the estimated remaining useful life.

For the license impairment test performed as of September 30, 2010, the aggregate fair value of the indefinite-lived intangible assets was in excess of the aggregate carrying values. There also have been no subsequent indicators of impairment, including those indicated in ASC 360, and accordingly no subsequent interim impairment tests were performed.

Share-Based Payments

We account for share-based awards exchanged for employee services in accordance with ASC 718 (Topic 718, “Compensation – Stock Compensation”). Under ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

We have granted restricted stock awards that entitle the holder to receive shares of common stock which become fully tradable upon vesting. The restricted stock awards granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly or quarterly basis thereafter, subject to a service condition that relates only to vesting. The estimated compensation expense, which is equal to the fair value of the awards on the date of grant, is recognized on a straight-line basis over the vesting period.

We have also granted nonqualified stock options. Most of our stock option awards include a service condition that relates only to vesting. The stock option awards generally vest in one to four years from the grant date with 25% vesting on the first anniversary date of the award. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

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

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. We utilized the following weighted-average assumptions in estimating the fair value of the options grants for the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Expected dividends	0.00%	0.00%
Expected volatility	54.74%	50.01%
Risk-free interest rate	2.24%	1.99%
Expected lives in years	5.00	5.00
Weighted-average fair value of options:
Granted at fair value	$3.23	$6.43
Weighted-average exercise price of options:
Granted at fair value	$6.62	$14.23

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

As share-based compensation expense under ASC 718 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized stock-based compensation expense of $46.5 million, $47.8 million and $41.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Customer Recognition and Disconnect Policies

Until January 2010, when a new customer subscribed to our service, the first month of service was included with the handset purchase. Beginning in January 2010, the first month of service is no longer included in the handset purchase. Under GAAP, we are required to allocate the purchase price to the handset and to the wireless service revenue. Generally, the amount allocated to the handset will be less than our cost, and this difference is included in cost per gross addition, or CPGA. We recognize new customers as gross customer additions upon activation of service. Prior to January 2010, we offered our customers the Metro Promise, which allowed a customer to return a newly purchased handset for a full refund prior to the earlier of 30 days or 60 minutes of use. Beginning in January 2010, we revised our Metro Promise policy to allow a customer to return a newly purchased handset for a full refund within 7 days of purchase and less than 60 minutes of use. Customers who returned their phones under the Metro Promise are reflected as a reduction to gross customer additions. Customers’ monthly service payments are due in advance every month. Our customers must pay their monthly service amount by the payment date or their service will be suspended, or hotlined, and the customer will not be able to make or receive calls on our network. However, a hotlined customer is still able to make E-911 calls in the event of an emergency. There is no service grace period. Any call attempted by a hotlined customer is routed directly to our interactive voice response system and customer service center in order to arrange payment. If the customer pays the amount due within 30 days of the original payment date then the customer’s service is restored. If a hotlined customer does not pay the amount due within 30 days of the payment date the account is disconnected and counted as churn. Once an account is disconnected we may charge a reconnect fee upon reactivation to reestablish service and the revenue associated with this fee is deferred and recognized over the estimated life of the customer.

Revenues

We derive our revenues from the following sources:

Service. We sell wireless broadband mobile services. The various types of service revenues associated with wireless broadband mobile for our customers include monthly recurring charges for airtime, one-time or monthly recurring charges for optional features (including nationwide long distance, unlimited international long distance, unlimited text messaging, international text messaging, voicemail, downloads, ringtones, games and content applications, unlimited directory assistance, enhanced directory assistance, ring back tones, mobile Internet browsing, mobile instant messaging, navigation, video streaming, video on demand, push e-mail and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring reactivation service charges to customers.

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

•

Interconnection Costs. We pay other telecommunications companies and third-party providers for leased facilities and usage-based charges for transporting and terminating network traffic from our cell sites and switching centers. We have pre-negotiated rates for transport and termination of calls originated by our customers, including negotiated interconnection agreements with relevant exchange carriers in each of our service areas.

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

Income Taxes. For the years ended December 31, 2010, 2009 and 2008, we paid no federal income taxes. We have paid approximately $2.9 million, $3.1 million and $2.7 million of state income tax during the years ended December 31, 2010, 2009 and 2008, respectively.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third quarters of the year usually combine to result in fewer net customer additions. However, sales activity and churn can be strongly affected by the launch of new metropolitan areas, introduction of new price plans, and by promotional activity, which could reduce or outweigh certain seasonal effects.

MetroPCS Subscriber Statistics	Net Additions	Subscribers
	(In 000s)
2008
Q1	452	4,415
Q2	183	4,598
Q3	249	4,847
Q4	520	5,367
2009
Q1	684	6,051
Q2	206	6,256
Q3	66	6,322
Q4	317	6,640
2010
Q1	691	7,331
Q2	303	7,634
Q3	223	7,857
Q4	298	8,155

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating Items

Set forth below is a summary of certain financial information for the periods indicated:

	2010	2009	Change
	(in thousands)
REVENUES:
Service revenues	$3,689,695	$3,130,385	18%
Equipment revenues	379,658	350,130	8%

Total revenues	4,069,353	3,480,515	17%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	1,223,931	1,120,052	9%
Cost of equipment	1,093,944	884,272	24%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	621,660	567,730	9%
Depreciation and amortization	449,732	377,856	19%
Gain on disposal of assets	(38,812)	(4,683)	**

Total operating expenses	3,350,455	2,945,227	14%

Income from operations	$718,898	$535,288	34%

** Not meaningful.

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the year ended December 31, 2010, cost of service includes $3.5 million and selling, general and administrative expenses includes approximately $43.0 million of stock-based compensation expense. For the year ended December 31, 2009, cost of service includes approximately $4.2 million and selling, general and administrative expenses includes approximately $43.6 million of stock-based compensation expense.

Service Revenues. Service revenues increased $559.3 million, or approximately 18%, to approximately $3.7 billion for the year ended December 31, 2010 from $3.1 billion for the year ended December 31, 2009. The increase in service revenues is primarily attributable to net customer additions of 1.5 million customers for the twelve months ended December 31, 2010.

Equipment Revenues. Equipment revenues increased $29.5 million, or 8%, to $379.6 million for the year ended December 31, 2010 from $350.1 million for the year ended December 31, 2009. The increase is primarily attributable to an increase in upgrade handset sales to existing customers accounting for approximately $85.9 million. This increase was partially offset by lower average price of handsets activated reducing equipment revenues by approximately $17.7 million coupled with approximately $42.2 million that would have been recognized as service revenues but was classified as equipment revenues during the year ended December 31, 2009, in accordance with ASC 605, because the consideration received from customers was less than the fair value of promotionally priced handsets.

Cost of Service. Cost of service increased approximately $103.9 million, or 9%, to $1.2 billion for the year ended December 31, 2010 from $1.1 billion for the year ended December 31, 2009. The increase in cost of service is primarily attributable to the 23% growth in our customer base and the deployment of additional network infrastructure, including network infrastructure for 4G LTE, during the twelve months ended December 31, 2010 and costs associated with our unlimited international calling product.

Cost of Equipment. Cost of equipment increased approximately $209.7 million, or approximately 24%, to approximately $1.1 billion for the year ended December 31, 2010 from approximately $884.3 million for the year ended December 31, 2009. The increase is primarily attributable to higher upgrade handset costs to existing customers which led to an approximate $248.2 million increase, partially offset by a decrease in gross customer additions accounting for an approximate $37.3 million decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $54.0 million, or 9%, to approximately $621.7 million for the year ended December 31, 2010 from $567.7 million for the year ended December 31, 2009. Selling expenses increased by $28.3 million, or 9%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in selling expenses is primarily attributable to a $37.0 million increase in marketing and advertising expenses as well as a $4.4 million increase in employee related costs to support our growth. These increases were partially offset by a $13.1 million decrease in MetroFLASH® expense. General and administrative expenses increased approximately $26.2 million, or approximately 12%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to the growth in our business.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $71.9 million, or 19%, to $449.7 million for the year ended December 31, 2010 from $377.8 million for the year ended December 31, 2009. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended December 31, 2010 to support the continued growth and expansion of our network.

Gain on Disposal of Assets. Gain on disposal of assets increased $34.1 million to $38.8 million for the year ended December 31, 2010 from approximately $4.7 million for the year ended December 31, 2009. The increase in the gain on disposal of assets was primarily due to spectrum exchange agreements consummated during the year ended December 31, 2010, partially offset by a loss on disposal of assets related to certain network technology that was retired and replaced with newer technology during the year ended December 31, 2010.

Non-Operating Items

	2010	2009	Change
	(in thousands)

Interest expense	$263,125	$270,285	(3)%
Loss on extinguishment of debt	143,626	—	100%
Provision for income taxes	118,879	86,835	37%
Net income	193,415	176,844	9%

Interest Expense. Interest expense decreased approximately $7.2 million, or approximately 3%, to $263.1 million for the year ended December 31, 2010 from approximately $270.3 million for the year ended December 31, 2009. The decrease in interest expense was primarily attributable to a $28.1 million reduction in interest expense on the senior secured credit facility as a result of a lower weighted average annual interest rate due to the interest rate protection agreements that were effective on February 1, 2010, partially offset by a decrease in capitalized interest of $13.0 million. Our weighted average interest rate decreased to 7.29% for the twelve months ended December 31, 2010 compared to 8.23% for the twelve months ended December 31, 2009. Average debt outstanding for the twelve months ended December 31, 2010 and 2009 was approximately $3.6 billion and $3.5 billion, respectively.

Loss on Extinguishment of Debt. The loss on extinguishment of debt of $143.6 million for the year ended December 31, 2010 was due to the redemption of $1.95 billion of outstanding aggregate principal amount of the 9 1/4% Senior Notes due 2014, or the 9 1/4% Senior Notes, during the year ended December 31, 2010.

Provision for Income Taxes. Income tax expense was approximately $118.9 million and approximately $86.8 million for the years ended December 31, 2010 and 2009, respectively. The effective tax rate was approximately 38.1% and 32.9% for the year ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, our effective rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, non-deductible expenses,valuation allowance on impairment on investment securities and a net change in uncertain tax positions. Provision for income taxes for the year ended December 31, 2010 includes a benefit of $6.9 million related to income tax credits. Provision for income taxes for the year ended December 31, 2009 includes a net decrease in a state unrecognized tax benefit of $18.1 million due to the expiration of a statute of limitations.

Net Income. Net income increased approximately $16.6 million, or 9%, to $193.4 million for the year ended December 31, 2010 compared to $176.8 million for the year ended December 31, 2009. The increase was primarily attributable to a 34% increase in income from operations combined with an approximate 3% decrease in interest expense, partially offset by an approximate 37% increase in provision for income taxes and a loss on extinguishment of debt.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Operating Items

Set forth below is a summary of certain financial information for the periods indicated:

	2009	2008	Change
	(in thousands)
REVENUES:
Service revenues	$3,130,385	$2,437,250	28%
Equipment revenues	350,130	314,266	11%

Total revenues	3,480,515	2,751,516	26%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	1,120,052	857,295	31%
Cost of equipment	884,272	704,648	26%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	567,730	447,582	27%
Depreciation and amortization	377,856	255,319	48%
(Gain) loss on disposal of assets	(4,683)	18,905	125%

Total operating expenses	2,945,227	2,283,749	29%

Income from operations	$535,288	$467,767	14%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the year ended December 31, 2009, cost of service includes $4.2 million and selling, general and administrative expenses includes $43.6 million of stock-based compensation expense. For the year ended December 31, 2008, cost of service includes $2.9 million and selling, general and administrative expenses includes $38.2 million of stock-based compensation expense.

Service Revenues. Service revenues increased $693.1 million, or 28%, to $3.1 billion for the year ended December 31, 2009 from $2.4 billion for the year ended December 31, 2008. The increase in service revenues is primarily attributable to net customer additions of approximately 1.3 million customers for the year ended December 31, 2009. Offsetting these revenues, in accordance with ASC 605, is $42.9 million that would have been recognized as service revenues but was classified as equipment revenues during the year ended December 31, 2009, because the consideration received from customers was less than the fair value of promotionally priced handsets.

Equipment Revenues. Equipment revenues increased $35.8 million, or 11%, to $350.1 million for the year ended December 31, 2009 from approximately $314.3 million for the year ended December 31, 2008. The increase is primarily attributable to an increase in gross additions and an increase in upgrade handset sales to existing customers accounting for approximately $37.9 million. In addition, in accordance with ASC 605, approximately $42.9 million that would have been recognized as service revenues was classified as equipment revenues during the year ended December 31, 2009, because the consideration received from customers was less than the fair value of promotionally priced handsets. These increases were partially offset by lower average price of handsets activated reducing equipment revenues by approximately $45.6 million.

Cost of Service. Cost of service increased approximately $262.8 million, or approximately 31%, to $1.1 billion for the year ended December 31, 2009 from approximately $857.3 million for the year ended December 31, 2008. The increase in cost of service is primarily attributable to an approximate 24% growth in our customer base and the deployment of additional network infrastructure during the twelve months ended December 31, 2009 and costs associated with our unlimited international calling product.

Cost of Equipment. Cost of equipment increased $179.6 million, or approximately 26%, to approximately $884.3 million for the year ended December 31, 2009 from approximately $704.7 million for the year ended December 31, 2008. The increase in cost of equipment is primarily attributable to an increase in gross customer additions accounting for an approximately $145.5 million increase as well as higher upgrade handset costs to existing customers which led to an approximate $57.5 million increase. These increases were partially offset by the sale of lower priced handsets accounting for an approximate $30.0 million decrease in cost of equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $120.1 million, or approximately 27%, to $567.7 million for the year ended December 31, 2009 from approximately $447.6 million for the year ended December 31, 2008. Selling expenses increased by approximately $90.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in selling expenses is primarily attributable to an approximate $50.1 million increase in marketing and advertising expenses, an approximate $24.5 million increase in employee related costs and a $6.4 million increase in MetroFLASH® expense. General and administrative expenses increased $24.8 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to the growth in our business.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $122.5 million, or 48%, to $377.8 million for the year ended December 31, 2009 from $255.3 million for the year ended December 31, 2008. The increase is related primarily to network infrastructure assets that were placed into service during the twelve months ended December 31, 2009 to support the continued growth and expansion of our network.

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

Non-Operating Items

	2009	2008	Change
	(in thousands)

Interest expense	$270,285	$179,398	51%
Interest income	(2,870)	(22,947)	(87)%
Impairment loss on investment securities	2,386	30,857	(92)%
Provision for income taxes	86,835	129,986	(33)%
Net income	176,844	149,438	18%

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

Interest Income. Interest and other income decreased approximately $20.1 million, or 87%, to approximately $2.9 million for the year ended December 31, 2009 from approximately $23.0 million for the year ended December 31, 2008. The decrease in interest income was primarily due to a decrease on the return on our cash balances as a result of a decrease in interest rates.

Impairment Loss on Investment Securities. We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or the states, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. These investments are subject to credit, liquidity, market and interest rate risk. During the year ended December 31, 2007, we made an original investment of $133.9 million in principal in certain auction rate securities, substantially all of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. With the continued liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at December 31, 2009 continued to experience failed auctions as the amount of securities submitted for sale in the auctions exceeded the amount of purchase orders. We recognized an additional other-than-temporary impairment loss on investment securities in the amount of approximately $2.4 million during the year ended December 31, 2009.

Provision for Income Taxes. Income tax expense was approximately $86.8 million and approximately $130.0 million for the year ended December 31, 2009 and 2008, respectively. The effective tax rate was 32.9% and 46.5% for the year ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009 and 2008, our effective rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, non-deductible expenses,valuation allowance on impairment on investment securities and a net change in uncertain tax positions. Provision for income taxes for the year ended December 31, 2009 includes a net decrease in a state unrecognized tax benefit of $18.1 million due to the expiration of a statute of limitations.

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

The following table shows annual metric information for 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Customers:
End of period	8,155,110	6,639,524	5,366,833
Net additions	1,515,586	1,272,691	1,404,047
Churn:
Average monthly rate	3.6%	5.5%	4.7%
ARPU	$39.79	$40.68	$41.39
CPGA	$157.26	$145.79	$127.21
CPU	$18.49	$17.23	$18.17

Customers. Net customer additions were 1,515,586 for the year ended December 31, 2010, compared to 1,272,691 for the year ended December 31, 2009. Total customers were 8,155,110 as of December 31, 2010, an increase of approximately 23% over the customer total as of December 31, 2009. The increase in total customers is primarily attributable to the continued demand for our service offerings. Net customer additions were 1,272,691 for the year ended December 31, 2009, compared to 1,404,047 for the year ended December 31, 2008. Total customers were 6,639,524 as of December 31, 2009, an increase of approximately 24% over the customer total as of December 31, 2008. The increase in total customers in 2009 was primarily attributable to the continued demand for our service offerings and the launch of our services in the New York and Boston metropolitan areas in early 2009.

Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the year ended December 31, 2010 was 3.6%, compared to 5.5% for the year ended December 31, 2009. The decrease in churn was primarily related to the acceptance of our Wireless for All tax and regulatory fee inclusive service plans including a decline in false churn as we no longer offer the first month of service for free. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”

Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $39.79 and $40.68 for year ended December 31, 2010 and 2009, respectively. The $0.89 decrease in ARPU was primarily attributable to the new Wireless for All service plans that were introduced in January 2010, which include all applicable taxes and regulatory fees. ARPU was $41.39 for the year ended December 31, 2008. The $0.71 decrease in ARPU for the year ended December 31, 2009, was primarily attributable to higher participation in our Family Plans and promotional service plans offered during 2009, as well as reduced revenue from certain features included in our service plans that were previously provided a la carte. These decreases were partially offset by our unlimited international calling plan that launched in June 2009.

Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $157.26 for the year ended December 31, 2010 from $145.79 for the year ended December 31, 2009. This increase in CPGA was primarily driven by various promotional activities as well as lower gross additions. CPGA increased to $145.79 for the year ended December 31, 2009 from $127.21 for the year ended December 31, 2008, which was primarily driven by the launches of service in New York and Boston metropolitan areas in early 2009, combined with increased promotional activities.

Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the year ended December 31, 2010 and 2009 was $18.49 and $17.23, respectively. The $1.26 increase in CPU for the year ended December 31, 2010 was primarily driven by the increase in handset subsidies for upgrades by existing customers, the inclusion of regulatory fees in our Wireless for All service plans as well as costs associated with our 4G LTE network upgrade. CPU for the year ended December 31, 2008 was $18.17. The $0.94 decrease in CPU for the year ended December 31, 2009, was primarily driven by cost benefits due to the increasing scale of our business. However, these benefits were partially offset by the costs associated with our unlimited international calling plan as well as the launch expenses and ramp up of operations in the New York and Boston metropolitan areas.

The following table shows consolidated quarterly metric information for the years ended December 31, 2009 and 2010.

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Customers:
End of period	6,050,527	6,256,112	6,322,269	6,639,524	7,331,126	7,634,135	7,857,384	8,155,110
Net additions	683,694	205,585	66,157	317,255	691,602	303,009	223,249	297,726
Churn:
Average monthly rate	5.0%	5.8%	5.8%	5.3%	3.7%	3.3%	3.8%	3.5%
ARPU	$40.40	$40.52	$41.08	$40.70	$39.83	$39.84	$39.69	$39.79
CPGA	$134.23	$159.87	$153.94	$138.36	$146.18	$164.29	$160.54	$161.88
CPU	$16.69	$16.82	$17.27	$18.06	$18.79	$17.90	$18.47	$18.83

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

Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. ARPU for the years ended December 31, 2010 and 2009, includes approximately $0.8 million and $42.9 million, respectively, that would have been recognized as service revenues but were classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets. The following table shows the calculation of ARPU for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$3,689,695	$3,130,385	$2,437,250
Add:
Impact to service revenues of promotional activity	778	42,931	—
Less:
Pass through charges	(91,167)	(173,099)	(136,801)

Net service revenues	$3,599,306	$3,000,217	$2,300,449

Divided by: Average number of customers	7,538,895	6,145,414	4,631,168

ARPU	$39.79	$40.68	$41.39

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$726,698	$766,850	$812,340	$824,498
Add:
Impact to service revenues of promotional activity	—	24,728	12,481	5,721
Less:
Pass through charges	(37,643)	(39,641)	(48,030)	(47,785)

Net service revenues	$689,055	$751,937	$776,791	$782,434

Divided by: Average number of customers	5,685,830	6,185,166	6,303,075	6,407,637

ARPU	$40.40	$40.52	$41.08	$40.70

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$853,283	$922,137	$942,251	$972,024
Add:
Impact to service revenues of promotional activity	778	—	—	—
Less:
Pass through charges	(23,745)	(24,189)	(21,270)	(21,963)

Net service revenues	$830,316	$897,948	$920,981	$950,061

Divided by: Average number of customers	6,949,153	7,513,202	7,734,525	7,958,700

ARPU	$39.83	$39.84	$39.69	$39.79

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$330,593	$302,275	$212,293
Less: Equipment revenues	(379,658)	(350,130)	(314,266)
Add: Impact to service revenues of promotional activity	778	42,931	—
Add: Equipment revenue not associated with new customers	225,115	169,929	149,029
Add: Cost of equipment	1,093,944	884,272	704,648
Less: Equipment costs not associated with new customers	(520,972)	(275,793)	(244,311)

Gross addition expenses	$749,800	$773,484	$507,393

Divided by: Gross customer additions	4,768,011	5,305,505	3,988,692

CPGA	$157.26	$145.79	$127.21

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$74,906	$74,272	$72,968	$80,129
Less: Equipment revenues	(68,631)	(92,762)	(83,253)	(105,484)
Add: Impact to service revenues of promotional activity	—	24,728	12,481	5,721
Add: Equipment revenue not associated with new customers	41,215	41,829	38,742	48,143
Add: Cost of equipment	225,018	227,400	199,092	232,762
Less: Equipment costs not associated with new customers	(67,058)	(69,424)	(62,041)	(77,270)

Gross addition expenses	$205,450	$206,043	$177,989	$184,001

Divided by: Gross customer additions	1,530,565	1,288,818	1,156,242	1,329,880

CPGA	$134.23	$159.87	$153.94	$138.36

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$89,146	$86,194	$73,380	$81,872
Less: Equipment revenues	(117,220)	(90,399)	(78,538)	(93,502)
Add: Impact to service revenues of promotional activity	778	—	—	—
Add: Equipment revenue not associated with new customers	63,313	54,392	54,201	53,210
Add: Cost of equipment	313,738	235,354	256,265	288,587
Less: Equipment costs not associated with new customers	(134,744)	(113,377)	(128,016)	(144,834)

Gross addition expenses	$215,011	$172,164	$177,292	$185,333

Divided by: Gross customer additions	1,470,865	1,047,898	1,104,350	1,144,898

CPGA	$146.18	$164.29	$160.54	$161.88

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$1,223,931	$1,120,052	$857,295
Add: General and administrative expenses	291,067	265,455	235,289
Add: Net loss on equipment transactions unrelated to initial customer acquisition	295,857	105,864	95,282
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(46,537)	(47,783)	(41,142)
Less: Pass through charges	(91,167)	(173,099)	(136,801)

Total costs used in the calculation of CPU	$1,673,151	$1,270,489	$1,009,923

Divided by: Average number of customers	7,538,895	6,145,414	4,631,168

CPU	$18.49	$17.23	$18.17

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$245,575	$268,733	$298,288	$307,456
Add: General and administrative expenses	61,505	68,049	65,492	70,410
Add: Net loss on equipment transactions unrelated to initial customer acquisition	25,843	27,595	23,299	29,127
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(10,669)	(12,673)	(12,426)	(12,015)
Less: Pass through charges	(37,643)	(39,641)	(48,030)	(47,785)

Total costs used in the calculation of CPU	$284,611	$312,063	$326,623	$347,191

Divided by: Average number of customers	5,685,830	6,185,116	6,303,075	6,407,637

CPU	$16.69	$16.82	$17.27	$18.06

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$284,652	$308,168	$313,688	$317,423
Add: General and administrative expenses	70,763	72,406	74,051	73,848
Add: Net loss on equipment transactions unrelated to initial customer acquisition	71,431	58,985	73,815	91,624
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(11,416)	(11,918)	(11,770)	(11,434)
Less: Pass through charges	(23,745)	(24,189)	(21,270)	(21,963)

Total costs used in the calculation of CPU	$391,685	$403,452	$428,514	$449,498

Divided by: Average number of customers	6,949,153	7,513,202	7,734,525	7,958,700

CPU	$18.79	$17.90	$18.47	$18.83

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At December 31, 2010, we had a total of approximately $1.2 billion in cash, cash equivalents and short-term investments. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, we have adequate liquidity, cash flow and financial flexibility to fund our operations in the near-term.

On January 20, 2009, Wireless completed the sale of $550.0 million of the New 9 1/4% Senior Notes. The net proceeds from the sale of the New 9 1/4% Senior Notes were approximately $480.3 million.

On July 16, 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement, or the Amendment, which amends and restates the senior secured credit facility. The Amendment amends the senior secured credit facility to, among other things, extend the maturity of $1.0 billion of existing term loans under the senior secured credit facility to November 2016 as well as increase the interest rate to LIBOR plus 3.50% on the extended portion only. The remaining term loans under the senior secured credit facility will mature in 2013 and the interest rate continues to be LIBOR plus 2.25%.

On September 21, 2010, Wireless completed the sale of $1.0 billion of principal amount of 7 7/8% Senior Notes due 2018, or the 7 7/8% Senior Notes. The net proceeds from the sale of the 7 7/8% Senior Notes were $973.9 million. Net proceeds from the sale of the 7 7/8% Senior Notes were used to redeem a portion of the outstanding 9 1/4% Senior Notes.

On November 17, 2010, Wireless completed the sale of $1.0 billion of principal amount of 6 5/8% Senior Notes due 2020, or the 6 5/8% Senior Notes. The net proceeds of the sale of the 6 5/8% Senior Notes were $987.9 million.

In November 2010, Wireless completed the redemption of the remaining outstanding 9 1/4% Senior Notes.

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

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction, increasing the capacity, or upgrade of our network infrastructure, including network infrastructure for 4G LTE, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the years ended December 31, 2010, 2009 and 2008 were approximately $790.4 million, $831.7 million and $954.6 million, respectively. The expenditures for the twelve months ended December 31, 2010 were primarily associated with our efforts to increase the service area and capacity of our existing network and the upgrade of our network to 4G LTE. The expenditures for the twelve months ended December 31, 2009 and 2008 were primarily associated with the construction of the network infrastructure in the Philadelphia, New York and Boston metropolitan areas and our efforts to increase the service area and capacity of our existing network. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers resulting in increased revenues.

As of December 31, 2010, we owed an aggregate of approximately $3.5 billion under our senior secured credit facility, 7 7/8% Senior Notes and 6 5/8% Senior Notes as well as $254.3 million under our capital lease obligations.

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

We consider consolidated Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and fund future growth. We present consolidated Adjusted EBITDA because covenants in our senior secured credit facility contain ratios based on this measure. Other wireless carriers may calculate consolidated Adjusted EBITDA differently. If our consolidated Adjusted EBITDA were to decline below certain levels, covenants in our senior secured credit facility that are based on consolidated Adjusted EBITDA, including our maximum senior secured leverage ratio covenant, may be violated and could cause, among other things, an inability to incur further indebtedness and in certain circumstances a default or mandatory prepayment under our senior secured credit facility. Our maximum senior secured leverage ratio is required to be less than 4.5 to 1.0 based on consolidated Adjusted EBITDA plus the impact of certain new markets. The lenders under our senior secured credit facility use the senior secured leverage ratio to measure our ability to meet our obligations on our senior secured debt by comparing the total amount of such debt to our consolidated Adjusted EBITDA, which our lenders use to estimate our cash flow from operations. The senior secured leverage ratio is calculated as the ratio of senior secured indebtedness to consolidated Adjusted EBITDA, as defined by our senior secured credit facility. For the twelve months ended December 31, 2010, our senior secured leverage ratio was 1.54 to 1.0, which means for every $1.00 of consolidated Adjusted EBITDA, we had $1.54 of senior secured indebtedness. In addition, consolidated Adjusted EBITDA is also utilized, among other measures, to determine management’s compensation under their annual cash performance awards. Consolidated Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered a substitute for operating income, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, consolidated Adjusted EBITDA should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

The following table shows the calculation of our consolidated Adjusted EBITDA, as defined in our senior secured credit facility, for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Calculation of Consolidated Adjusted EBITDA:
Net income	$193,415	$176,844	$149,438
Adjustments:
Depreciation and amortization	449,732	377,856	255,319
(Gain) loss on disposal of assets	(38,812)	(4,683)	18,905
Stock-based compensation expense(1)	46,537	47,783	41,142
Interest expense	263,125	270,285	179,398
Interest income	(1,954)	(2,870)	(22,947)
Other expense, net	1,807	1,808	1,035
Impairment loss on investment securities	—	2,386	30,857
Loss on extinguishment of debt	143,626	—	—
Provision for income taxes	118,879	86,835	129,986

Consolidated Adjusted EBITDA	$1,176,355	$956,244	$783,133

(1)	Represents a non-cash expense, as defined by our senior secured credit facility.

In addition, for further information, the following table reconciles consolidated Adjusted EBITDA, as defined in our senior secured credit facility, to cash flows from operating activities for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Reconciliation of Net Cash Provided by Operating Activities to Consolidated Adjusted EBITDA:
Net cash provided by operating activities	$994,500	$899,349	$447,490
Adjustments:
Interest expense	263,125	270,285	179,398
Non-cash interest expense	(13,264)	(11,309)	(2,550)
Interest income	(1,954)	(2,870)	(22,947)
Other expense, net	1,807	1,808	1,035
Other non-cash expense	(1,929)	(1,567)	(1,258)
Provision for uncollectible accounts receivable	(2)	(199)	(8)
Deferred rent expense	(21,080)	(24,222)	(20,646)
Cost of abandoned cell sites	(2,633)	(8,286)	(8,592)
Accretion of asset retirement obligation	(3,063)	(5,111)	(3,542)
Gain on sale and maturity of investments	566	644	—
Provision for income taxes	118,879	86,835	129,986
Deferred income taxes	(115,478)	(110,161)	(124,347)
Changes in working capital	(43,119)	(138,952)	209,114

Consolidated Adjusted EBITDA	$1,176,355	$956,244	$783,133

Operating Activities

Cash provided by operating activities increased approximately $95.2 million to $994.5 million during the year ended December 31, 2010 from $899.3 million for the year ended December 31, 2009. The increase is primarily attributable to an increase in operating income during the year ended December 31, 2010, partially offset by a decrease in cash flows provided by changes in working capital during the year ended December 31, 2010 compared to the same period in 2009.

Cash provided by operating activities increased approximately $451.9 million to approximately $899.3 million during the year ended December 31, 2009 from $447.5 million for the year ended December 31, 2008. The increase was primarily attributable to an increase in cash flows from working capital changes and an increase in operating income during the year ended December 31, 2009 compared to the same period in 2008.

Cash provided by operating activities decreased $141.8 million to $447.5 million during the year ended December 31, 2008 from $589.3 million for the year ended December 31, 2007. The decrease was primarily attributable to a decrease in working capital during the year ended December 31, 2008 compared to the same period in 2007, partially offset by an increase in operating income as a result of the growth experienced over the last twelve months.

Investing Activities

Cash used in investing activities was $950.4 million during the year ended December 31, 2010 compared to $1.1 billion during the year ended December 31, 2009. The decrease was due primarily to a $74.8 million decrease in net purchases and maturities of short-term investments during the year ended December 31, 2010, coupled with a $61.3 million increase in cash flows from changes in prepaid purchases of property and equipment and an approximate $41.3 million decrease in purchases of property and equipment.

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

Cash used in investing activities was $1.3 billion during the year ended December 31, 2008 compared to $517.1 million during the year ended December 31, 2007. The increase was due primarily to $328.5 million in purchases of FCC licenses, $25.2 million in cash used for business acquisitions, a $186.9 million increase in purchases of property and equipment which was primarily related to construction in the Philadelphia, New York and Boston metropolitan areas, and $267.2 million in net proceeds from the sale of investments during the year ended December 31, 2007 that did not recur during the year ended December 31, 2008.

Financing Activities

Cash used in financing activities was $176.9 million during the year ended December 31, 2010 compared to cash provided by financing activities of $449.0 million during the year ended December 31, 2009. The decrease during 2010 was mainly attributable to $2.0 billion in cash used for the redemption of the 9 1/4% Senior Notes as well as an approximate $62.4 million decrease in book overdraft, partially offset by a net $1.5 billion increase in proceeds from the issuance of senior notes.

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

On July 16, 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement (the “Amendment”) which amends and restates the Senior Secured Credit Facility. The Amendment amends the Senior Secured Credit Facility to, among other things, extend the maturity of $1.0 billion of existing term loans under the Senior Secured Credit Facility to November 2016, increase the interest rate to LIBOR plus 3.50% on the extended portion only and reduce the revolving credit facility from $100.0 million to $67.5 million. The remaining term loans under the Senior Secured Credit Facility will mature in 2013 and the interest rate for this portion continues to be LIBOR plus 2.25%. This modification did not result in a loss on extinguishment of debt.

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

In October 2010, Wireless entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure. These agreements will be effective on February 1, 2012 and will cover a notional amount of $950.0 million and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 4.612%. The monthly interest settlement periods will begin on February 1, 2012. These agreements expire on February 1, 2014.

9 1/4% Senior Notes Due 2014

On November 3, 2006, Wireless consummated the sale of $1.0 billion principal amount of its 9 1/4% senior notes due 2014, or initial notes. On June 6, 2007, Wireless consummated the sale of the additional notes. The initial notes and the additional notes are referred to together as the existing 9 1/4% senior notes. On January 14, 2009, Wireless completed the sale of the New 9 1/4% Senior Notes at a price equal to 89.50% of the principal amount of such new notes. On January 20, 2009, Wireless consummated the sale of the New 9 1/4% Senior Notes resulting in net proceeds of $480.3 million. The existing 9 1/4% senior notes together with the New 9 1/4% Senior Notes are referred to herein as the 9 1/4% Senior Notes. On September 21, 2010, Wireless completed a cash tender offer to redeem $313.1 million of outstanding aggregate principal amount of the 9 1/4% Senior Notes at a price equal to 104.625% for total cash consideration of $327.5 million. In November 2010, Wireless completed the redemption of the remaining $1.6 billion in outstanding aggregate principal amount of the 9 1/4% Senior Notes at a price equal to 104.625% for total cash consideration of $1.7 billion.

7 7/8% Senior Notes due 2018

On September 21, 2010, Wireless consummated the sale of $1.0 billion of principal amount of 7 7/8% Senior Notes. The terms of the 7 7/8% Senior Notes are governed by the indenture and the first supplemental indenture, dated September 21, 2010, among Wireless, the guarantors party thereto and the trustee. The net proceeds of the sale of the 7 7/8% Senior Notes were $973.9 million after underwriter fees, discounts and other debt issuance costs of $26.1 million. The 7 7/8% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries. Interest is payable on the 7 7/8% Senior Notes on March 1 and September 1 of each year. Wireless may, at its option, redeem some or all of the 7 7/8% Senior Notes at any time on or after September 1, 2014 for the redemption prices set forth in the indentures governing the 7 7/8% Senior Notes. In addition, prior to September 1, 2013, Wireless may, at its option, redeem up to 35% of the aggregate principal amount of the 7 7/8% Senior Notes with the net cash proceeds of certain sales of equity securities or certain contributions to equity of Wireless. Wireless may also, at its option, prior to September 1, 2014, redeem some or all of the notes at the redemption price set forth in the indentures governing the 7 7/8% Senior Notes.

6 5/8% Senior Notes due 2020

On November 17, 2010, Wireless consummated the sale of $1.0 billion of principal amount of 6 5/8% Senior Notes. The terms of the 6 5/8% Senior Notes are governed by the indenture and the second supplemental indenture, dated November 17, 2010, among Wireless, the guarantor’s party thereto and the trustee. The net proceeds of the sale of the 6 5/8% Senior Notes were $987.9 million after underwriter fees, discounts and other debt issuance costs of approximately $12.1 million. The 6 5/8% Senior Notes are unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ direct and indirect wholly-owned subsidiaries. Interest is payable on the 6 5/8% Senior Notes on May 15 and November 15 of each year. Wireless may, at its option, redeem some or all of the 6 5/8% Senior Notes at any time on or after November 15, 2015 for the redemption prices set forth in the indentures governing the 6 5/8% Senior Notes. In addition, prior to November 15, 2013, Wireless may, at its option, redeem up to 35% of the aggregate principal amount of the 6 5/8% Senior Notes with the net cash proceeds of certain sales of equity securities or certain contributions to equity of Wireless. Wireless may also, at its option, prior to November 15, 2015, redeem some or all of the notes at the redemption price set forth in the indentures governing the 6 5/8% Senior Notes.

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

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures.  We currently expect to incur capital expenditures in the range of $650.0 million to $800.0 million on a consolidated basis for the year ending December 31, 2011.

During the year ended December 31, 2010, we incurred approximately $790.4 million in capital expenditures. These capital expenditures were primarily associated with our efforts to increase the service area and capacity of our existing network and the upgrade of our network to 4G LTE in select metropolitan areas.

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

Other Acquisitions and Dispositions.  On June 26, 2008, we were granted one 12 MHz 700 MHz license for a total purchase price of approximately $313.3 million. This 700 MHz license supplements the 10 MHz of AWS spectrum previously granted to us in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area as a result of FCC Auction 66.

During the years ended December 31, 2009 and 2008, we closed on various agreements for the acquisition and exchange of spectrum in the net aggregate amount of approximately $14.6 million and $21.8 million in cash, respectively.

During the year ended December 31, 2009, we received $52.3 million in fair value of FCC licenses in exchanges with other parties.

On August 23, 2010, we closed on a like-kind spectrum exchange agreement covering licenses in certain markets with a service provider, or Service Provider. The Service Provider acquired 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas; Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in certain other Washington markets, as well as an additional 10 MHz of PCS spectrum in Sacramento, California. We acquired an additional 10 MHz of AWS spectrum in Santa Barbara, California; Tampa-St. Petersburg-Clearwater, Florida; and 10MHz of AWS spectrum in Dallas/Fort Worth, Texas and Shreveport-Bossier City, Louisiana. The exchange of spectrum resulted in a gain on disposal of assets in the amount of $19.2 million.

On October 14, 2010, we entered into an asset purchase agreement to acquire 10 MHz of AWS spectrum and certain related network assets adjacent to the Northeast metropolitan areas and surrounding areas for a total purchase price of $49.5 million. On November 1, 2010, we closed on the acquisition of the network assets and paid a total of $41.1 million in cash. On February 4, 2011, we closed on the acquisition of the 10 MHz of AWS spectrum and paid $8.0 million in cash.

On December 1, 2010, we closed on a like-kind spectrum exchange agreement covering licenses in certain metropolitan areas with the Service Provider. We acquired 10 MHz of AWS spectrum in Orlando in exchange for 10 MHz of PCS spectrum in Ft. Pierce-Vero Beach-Stuart, Florida, 10 MHz of partitioned AWS spectrum in the Salt Lake City and Portland cellular marketing areas and total cash consideration of $3.0 million. The exchange of spectrum resulted in a gain on disposal of assets in the amount of $26.6 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table provides aggregate information about our contractual obligations as of December 31, 2010. Also, see Note 11 to our annual consolidated financial statements included elsewhere in this report.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations:
Long-term debt, including current portion	$3,532,000	$16,000	$552,364	$20,779	$2,942,857
Interest expense on long-term debt(1)	1,547,694	215,426	405,621	363,723	562,924
Purchase obligations (2)	127,104	109,421	9,026	8,657	0
Handset purchase commitment	9,426	9,426	0	0	0
Contractual tax obligations (3)	6,084	6,084	0	0	0
Capital lease obligations	491,365	30,077	62,863	66,692	331,733
Operating leases	2,337,246	312,706	613,776	600,707	810,057

Total cash contractual obligations	$8,050,919	$699,140	$1,643,650	$1,060,558	$4,647,571

(1) Interest expense on long-term debt includes future interest payments on outstanding obligations under our senior secured credit facility, 7 7/8% Senior Notes and the 6 5/8% Senior Notes. The senior secured credit facility bears interest at a floating rate tied to a fixed spread to the London Inter Bank Offered Rate. The interest expense for the senior secured credit facility presented in this table is based on rates at December 31, 2010 and includes the impact of our interest rate protection agreements.

(2)	Includes expected commitments for future capital lease obligations and purchases of network equipment.

(3) Represents the liability reported in accordance with the provisions of ASC 740 (Topic 740, “Income Taxes”). For further information related to unrecognized tax benefits, see Note 14, “Income Taxes,” to the consolidated financial statements included in this Report.

Inflation

We believe that inflation has not materially affected our operations.

Effect of New Accounting Standards

Effective January 1, 2011, the Company prospectively adopted Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements – a consensus of the EITF,” (“ASU 2009-13”) which amended ASC 605 (Topic 605, “Revenue Recognition”) to require overall arrangement consideration be allocated to each element in the multiple deliverable arrangement based on their relative selling prices, regardless of whether those selling prices are evidenced by vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”). In the absence of VSOE or TPE, entities are required to estimate the selling prices of deliverables using management’s best estimates of the prices that would be charged on a standalone basis. The residual method of allocating arrangement consideration is eliminated; however the balance of revenue that can be recognized for the delivered element is limited to the non-contingent amount. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

As of December 31, 2010, we had approximately $1.5 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 2.25% for the Term B-1 Tranche and LIBOR plus 3.50% for the Term B-2 Tranche. The interest rate on the outstanding debt under our senior secured credit facility as of December 31, 2010 was 4.597%, which includes the impact of our interest rate protection agreements. In March 2009, we entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure. These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.246%. The monthly interest settlement periods began on February 1, 2010. These agreements expire on February 1, 2012. If market LIBOR rates increase 100 basis points over the rates in effect at December 31, 2010, annual interest expense on the approximate $532.0 million in variable rate debt that is not subject to interest rate protection agreements would increase approximately $5.3 million.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a-15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2010.

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

Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation and those criteria, our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MetroPCS Communications, Inc.

Richardson, Texas

We have audited the internal control over financial reporting of MetroPCS Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Dallas, Texas

March 1, 2011

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of our Stockholders, which will be filed with the Securities and Exchange Commission, or SEC, no later than 120 days after December 31, 2010.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December  31, 2010.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements, Schedules and Exhibits

(1)	Financial Statements - The following financial statements of MetroPCS Communications, Inc. are filed as a part of this Form 10-K on the pages indicated:

(2)	Exhibits

Exhibit No.	Description
2.1(a)

Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

Exhibit No.	Description
2.1(b)	Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

3.1	Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

3.2(a)	Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

3.2(b)	Amendment No. 1 to Third Amended and Restated Bylaws of MetroPCS Communications (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on June 28, 2007, and incorporated by reference herein).

3.2(c)	Amendment No. 2 to the Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on November 13, 2008, and incorporated by reference herein).

3.3	MetroPCS Communications, Inc. Revised Code of Ethics. (Filed as Exhibit 14.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on February 08, 2008, and incorporated by reference herein).

4.1	Form of Certificate of MetroPCS Communications, Inc. Common Stock. (Filed as Exhibit 4.1 to Amendment No. 4 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on April 3, 2007, and incorporated by reference herein).

4.2	Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on March 30, 2007, and incorporated by reference herein).

10.1	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.2(a)	Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.2(b)

First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.2(c)

Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.3

Registration Rights Agreement, effective as of April 24, 2007, by and among MetroPCS Communications, Inc. and the stockholders listed therein. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on April 11, 2007, and incorporated by reference herein).

10.4

Form of Officer and Director Indemnification Agreement (Filed as Exhibit 10.4 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.5(a)†

General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.5(b)†

Amendment No. 1 to the General Purchase Agreement, effective as of September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(b) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

Exhibit No.	Description
10.5(c)†

Amendment No. 2 to the General Purchase Agreement, effective as of November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(c) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.5(d)†	Amendment No. 3 to the General Purchase Agreement, effective as of December 3, 2007, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.4(d) to MetroPCS Communications, Inc’s Annual Report on Form 10-K filed on February 29, 2008, and incorporated by reference herein).

10.6(a)	Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner (Filed as Exhibit 10.12 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.6(b)	Amendment and Restatement and Resignation and Appointment Agreement, dated as of July 16, 2010, by and among MetroPCS Wireless, Inc., as borrower, MetroPCS Communications, Inc. and certain of its subsidiaries named therein as guarantors, the several banks and other financial institutions or entities listed on the signature pages thereto as lenders, Bear Stearns Corporate Lending, Inc., as resigning administrative agent, and JPMorgan Chase Bank, N.A., as successor administrative agent (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on July 22, 2010, and incorporated by reference herein).

10.7†	Managed Services Agreement, entered into on September 15, 2008 and effective as of April 8, 2008, by and between MetroPCS Wireless, Inc. and Amdocs Software Systems Limited and Amdocs, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409) filed on November 10, 2008, and incorporated by reference herein).

10.8†	Master Procurement Agreement by and between MetroPCS Wireless, Inc. and Ericsson Inc. dated and effective as of September 10, 2009. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated by reference herein).

10.9(a)	MetroPCS Communications, Inc. Second Amended and Restated Non-Employee Director Remuneration Plan, effective January 1, 2008 (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2009, and incorporated by reference herein).

10.9(b)	MetroPCS Communications, Inc. Third Amended and Restated Non-Employee Director Remuneration Plan, effective March 11, 2010 (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2010, and incorporated by reference herein).

10.10	Form of Officer Cash Performance Award Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2009, and incorporated by reference herein).

10.11†	Master Services Agreement effective March 31, 2010 by and between MetroPCS Wireless, Inc. and InComm Holdings, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on May 10, 2010, and incorporated by reference herein).

10.12	MetroPCS Communications, Inc. Severance Plan and Summary Plan Description (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.13	Form Change in Control Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.14	Form Amendment to the MetroPCS Communications, Inc. Nonqualified Stock Option Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.3 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.15	Form Amendment to the MetroPCS Communications, Inc. Restricted Stock Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.4 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.16	Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.5 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

Exhibit No.	Description
10.17	MetroPCS Communications Inc. 2010 Equity Incentive Compensation Plan (Filed as Annex A to MetroPCS Communications, Inc. Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders filed on Schedule 14A with the Commission on April 19, 2010, and incorporated by reference herein).

10.18	Underwriting Agreement, dated as of September 7, 2010, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities LLC, as representative of the several underwriters named therein (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on September 10, 2010, and incorporated by reference herein).

10.19(a)	Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.1 MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on September 21, 2010, and incorporated by reference herein).

10.19(b)	First Supplemental Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.2 MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on September 21, 2010, and incorporated by reference herein).

10.19(c)	Second Supplemental Indenture, dated November 17, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.1 MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on November 17, 2010, and incorporated by reference herein).

10.19(d)*	Third Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee

10.19(e)*	Fourth Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee

10.20	Underwriting Agreement, dated as of November 5, 2010, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities LLC (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on November 12, 2010, and incorporated by reference herein).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.

31.1*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	XBRL Instance Document

*	Filed herewith.
†	Confidential Treatment requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROPCS COMMUNICATIONS, INC. (Registrant)

By:	/s/ ROGER D. LINQUIST
Roger D. Linquist
President, Chief Executive Officer and Chairman of the Board

Date: March 1, 2011

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

/s/ JAMES N. PERRY, JR.
James N. Perry, Jr. Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MetroPCS Communications, Inc

Richardson, Texas

We have audited the accompanying consolidated balance sheets of MetroPCS Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetroPCS Communications, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Dallas, Texas

March 1, 2011

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2010 and 2009

(in thousands, except share and per share information)

	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$796,531	$929,381
Short-term investments	374,862	224,932
Inventories	161,049	147,401
Accounts receivable (net of allowance for uncollectible accounts of $2,494 and $2,045 at December 31, 2010 and 2009, respectively)	58,056	51,536
Prepaid expenses	50,477	48,353
Deferred charges	83,485	59,414
Deferred tax assets	6,290	1,948
Other current assets	63,135	28,426

Total current assets	1,593,885	1,491,391

Property and equipment, net	3,659,445	3,252,213
Restricted cash and investments	2,876	15,438
Long-term investments	16,700	6,319
FCC licenses	2,522,241	2,470,181
Other assets	123,433	150,475

Total assets	$7,918,580	$7,386,017

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$521,788	$558,366
Current maturities of long-term debt	21,996	19,326
Deferred revenue	224,471	187,654
Other current liabilities	34,165	32,123

Total current liabilities	802,420	797,469

Long-term debt, net	3,757,287	3,625,949
Deferred tax liabilities	643,058	512,306
Deferred rents	101,411	80,487
Other long-term liabilities	72,828	81,664

Total liabilities	5,377,004	5,097,875

COMMITMENTS AND CONTINGENCIES (See Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at December 31, 2010 and 2009	0	0
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 355,318,666 and 352,711,263 shares issued and outstanding at December 31, 2010 and 2009, respectively	36	35
Additional paid-in capital	1,686,761	1,634,754
Retained earnings	858,108	664,693
Accumulated other comprehensive loss	(1,415)	(11,340)
Less treasury stock, at cost, 237,818 and no treasury shares at December 31, 2010 and 2009, respectively	(1,914)	0

Total stockholders’ equity	2,541,576	2,288,142

Total liabilities and stockholders’ equity	$7,918,580	$7,386,017

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share information)

	2010	2009	2008
REVENUES:
Service revenues	$3,689,695	$3,130,385	$2,437,250
Equipment revenues	379,658	350,130	314,266

Total revenues	4,069,353	3,480,515	2,751,516

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization expense of $393,721, $332,319 and $225,911, shown separately below)	1,223,931	1,120,052	857,295
Cost of equipment	1,093,944	884,272	704,648
Selling, general and administrative expenses (exclusive of depreciation and amortization expense of $56,011, $45,537 and $29,408, shown separately below)	621,660	567,730	447,582
Depreciation and amortization	449,732	377,856	255,319
(Gain) loss on disposal of assets	(38,812)	(4,683)	18,905

Total operating expenses	3,350,455	2,945,227	2,283,749

Income from operations	718,898	535,288	467,767

OTHER EXPENSE (INCOME):
Interest expense	263,125	270,285	179,398
Interest income	(1,954)	(2,870)	(22,947)
Other expense, net	1,807	1,808	1,035
Loss on extinguishment of debt	143,626	0	0
Impairment loss on investment securities	0	2,386	30,857

Total other expense	406,604	271,609	188,343

Income before provision for income taxes	312,294	263,679	279,424

Provision for income taxes	(118,879)	(86,835)	(129,986)

Net income	$193,415	$176,844	$149,438

Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax of $242, $294, and $1, respectively	361	3,210	830
Unrealized losses on cash flow hedging derivatives, net of tax of $4,879, $9,521, and $20,429, respectively	(7,268)	(14,710)	(30,438)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $227, $250, and $0 respectively	(338)	(394)	0
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax of $11,526, $21,247, and $7,862, respectively	17,170	33,087	11,544

Total other comprehensive income (loss)	9,925	21,193	(18,064)

Comprehensive income	$203,340	$198,037	$131,374

Net income per common share: (See Note 15)
Basic	$0.54	$0.50	$0.43

Diluted	$0.54	$0.49	$0.42

Weighted average shares:
Basic	353,711,045	351,898,898	349,395,285

Diluted	356,135,089	355,942,921	355,380,111

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share information)

	Number of Common Shares	Amount	Number of Treasury Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2008	348,108,027	$35	0	$0	$1,524,769	$338,411	$(14,469)	$1,848,746

Exercise of Common Stock options	2,810,245	0	0	0	12,582	0	0	12,582
Stock-based compensation expense	0	0	0	0	41,454	0	0	41,454
Tax impact of Common Stock option exercises and forfeitures	0	0	0	0	167	0	0	167
Net income	0	0	0	0	0	149,438	0	149,438
Unrealized gains on available-for-sale securities	0	0	0	0	0	0	830	830
Unrealized losses on cash flow hedging derivatives	0	0	0	0	0	0	(30,438)	(30,438)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income	0	0	0	0	0	0	11,544	11,544

BALANCE, December 31, 2008	350,918,272	$35	0	$0	$1,578,972	$487,849	$(32,533)	$2,034,323

Exercise of Common Stock options	1,792,991	0	0	0	8,626	0	0	8,626
Stock-based compensation expense	0	0	0	0	47,905	0	0	47,905
Tax impact of Common Stock option forfeitures	0	0	0	0	(749)	0	0	(749)
Net income	0	0	0	0	0	176,844	0	176,844
Unrealized gains on available-for-sale securities	0	0	0	0	0	0	3,210	3,210
Unrealized losses on cash flow hedging derivatives	0	0	0	0	0	0	(14,710)	(14,710)
Reclassification adjustment for gains on available-for-sale securities included in net income	0	0	0	0	0	0	(394)	(394)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income	0	0	0	0	0	0	33,087	33,087

BALANCE, December 31, 2009	352,711,263	$35	0	$0	$1,634,754	$664,693	$(11,340)	$2,288,142

Exercise of Common Stock options	2,255,318	1	0	0	10,122	0	0	10,123
Restricted Common Stock vested and issued	589,903	0	0	0	0	0	0	0
Stock-based compensation expense	0	0	0	0	46,537	0	0	46,537
Tax impact of Common Stock option and restricted stock forfeitures	0	0	0	0	(4,652)	0	0	(4,652)
Purchase of Treasury Stock	(237,818)	0	237,818	(1,914)	0	0	0	(1,914)
Net income	0	0	0	0	0	193,415	0	193,415
Unrealized gains on available-for-sale securities	0	0	0	0	0	0	361	361
Unrealized losses on cash flow hedging derivatives	0	0	0	0	0	0	(7,268)	(7,268)
Reclassification adjustment for gains on available-for-sale securities included in net income	0	0	0	0	0	0	(338)	(338)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income	0	0	0	0	0	0	17,170	17,170

BALANCE, December 31, 2010	355,318,666	$36	237,818	$(1,914)	$1,686,761	$858,108	$(1,415)	$2,541,576

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,415	$176,844	$149,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449,732	377,856	255,319
Provision for uncollectible accounts receivable	2	199	8
Deferred rent expense	21,080	24,222	20,646
Cost of abandoned cell sites	2,633	8,286	8,592
Stock-based compensation expense	46,537	47,783	41,142
Non-cash interest expense	13,264	11,309	2,550
(Gain) loss on disposal of assets	(38,812)	(4,683)	18,905
Loss on extinguishment of debt	143,626	0	0
Gain on sale of investments	(566)	(644)	0
Impairment loss on investment securities	0	2,386	30,857
Accretion of asset retirement obligations	3,063	5,111	3,542
Other non-cash expense	1,929	1,567	1,258
Deferred income taxes	115,478	110,161	124,347
Changes in assets and liabilities:
Inventories, net	(13,648)	8,554	(46,816)
Accounts receivable, net	(6,523)	(17,056)	(2,865)
Prepaid expenses	(3,368)	(8,438)	(15,102)
Deferred charges	(24,071)	(9,698)	(15,081)
Other assets	17,896	23,318	(43,556)
Accounts payable and accrued expenses	30,946	128,167	(119,166)
Deferred revenue	36,817	35,779	31,294
Other liabilities	5,070	(21,674)	2,178

Net cash provided by operating activities	994,500	899,349	447,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(790,385)	(831,674)	(954,612)
Change in prepaid purchases of property and equipment	28,200	(33,115)	15,645
Proceeds from sale of property and equipment	8,793	5,330	856
Purchase of investments	(711,827)	(486,645)	0
Proceeds from maturity of investments	562,500	262,500	37
Change in restricted cash and investments	12,018	(15,113)	0
Acquisitions of FCC licenses and microwave clearing costs	(8,873)	(19,186)	(331,039)
Proceeds from exchange of FCC licenses	0	949	0
Cash used in asset acquisitions	(41,059)	0	(25,162)
Purchase of redeemable minority interest	(9,785)	0	0

Net cash used in investing activities	(950,418)	(1,116,954)	(1,294,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(82,712)	(20,314)	79,353
Proceeds from senior note offerings, net of discount	1,992,770	492,250	0
Debt issuance costs	(35,353)	(11,925)	0
Repayment of debt	(16,000)	(16,000)	(16,000)
Retirement of 9 1/4% Senior Notes	(2,040,186)	0	0
Payments on capital lease obligations	(3,660)	(3,599)	(1,410)
Purchase of treasury stock	(1,914)	0	0
Proceeds from exercise of stock options	10,123	8,626	12,582

Net cash (used in) provided by financing activities	(176,932)	449,038	74,525

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(132,850)	231,433	(772,260)
CASH AND CASH EQUIVALENTS, beginning of year	929,381	697,948	1,470,208

CASH AND CASH EQUIVALENTS, end of year	$796,531	$929,381	$697,948

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

1.	Organization and Business Operations:

MetroPCS Communications, Inc. (“MetroPCS”), a Delaware corporation, together with its consolidated subsidiaries (the “Company”), is a wireless telecommunications carrier that offers wireless broadband mobile services. As of December 31, 2010, the Company offered services primarily in the metropolitan areas of Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. The Company sells products and services to customers through Company-owned retail stores as well as through relationships with independent retailers.

On November 24, 2004, MetroPCS, through its wholly-owned subsidiaries, and C9 Wireless, LLC, an independent third-party, formed Royal Street Communications, LLC (“Royal Street Communications”), to bid on spectrum auctioned by the Federal Communications Commission (“FCC”) in Auction 58. The Company owned 85% of the limited liability company member interest of Royal Street Communications through December 22, 2010, when MetroPCS completed the acquisition of the remaining 15% limited liability company member interest in Royal Street Communications for total consideration of $9.8 million. Prior to the acquisition of the remaining 15% membership interest, the Company consolidated its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 (Topic 810, “Consolidation”). Royal Street qualified as a variable interest entity under ASC 810 because the Company was the primary beneficiary of Royal Street and absorbed all of Royal Street’s losses. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements.

2.	Summary of Significant Accounting Policies:

Consolidation

The accompanying consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Operating Segments

ASC 280 (Topic 280, “Segment Reporting”), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. At December 31, 2010, the Company had thirteen operating segments based on geographic regions within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. The Company aggregates its operating segments into one reportable segment.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant of such estimates used by the Company include:

•	valuation of inventories;

•	estimated useful life of property and equipment;

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

•	impairment of long-lived assets and indefinite-lived assets;

•	likelihood of realizing benefits associated with temporary differences giving rise to deferred tax assets;

•	reserves for uncertain tax positions;

•	asset retirement obligations;

•	determining fair value of FCC licenses; and

•	stock-based compensation expense.

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

Allowance for Uncollectible Accounts Receivable

The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of independent retailers to pay for equipment purchases and for amounts estimated to be uncollectible from other carriers for intercarrier compensation. The following table summarizes the changes in the Company’s allowance for uncollectible accounts (in thousands):

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

	2010	2009	2008
Balance at beginning of period	$2,045	$4,106	$2,908
Additions:
Charged to expense	2	199	8
Direct reduction to revenue and other accounts	602	595	1,337
Deductions	(155)	(2,855)	(147)

Balance at end of period	$2,494	$2,045	$4,106

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	2010	2009
Prepaid rent	$35,703	$32,236
Prepaid maintenance and support contracts	8,047	4,540
Prepaid insurance	2,098	2,312
Prepaid advertising	1,590	2,140
Other	3,039	7,125

Prepaid expenses	$50,477	$48,353

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	2010	2009
Construction-in-progress	$425,906	$283,365
Network infrastructure (1)	4,363,009	3,756,300
Office equipment	205,895	158,732
Leasehold improvements	57,853	55,631
Furniture and fixtures	15,992	14,033
Vehicles	401	401

	5,069,056	4,268,462
Accumulated depreciation and amortization (1)	(1,409,611)	(1,016,249)

Property and equipment, net	$3,659,445	$3,252,213

(1)	As of December 31, 2010 and 2009, approximately $259.0 million and $183.4 million, respectively, of network infrastructure assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $23.7 million and $9.8 million as of December 31, 2010 and 2009, respectively.

Property and equipment are stated at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. When the Company sells, disposes of or retires property and equipment, the related gains or losses are included in operating results. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are seven to ten years for network infrastructure assets, three to ten years for capitalized interest, up to fifteen years for capital lease assets, three to eight years for office equipment, which includes software and computer equipment, three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. The Company follows the provisions of ASC 835 (Topic 835, “Interest”), with respect to its FCC licenses and the related construction of its network infrastructure assets. Capitalization commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases at the point in which the asset is ready for its intended use, which generally coincides with the market launch date. For the years ended December 31, 2010, 2009 and 2008, the Company capitalized interest in the amount of $24.5 million, $37.5 million and $64.2 million, respectively.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Software Costs

In accordance with ASC 350 (Topic 350, “Intangibles – Goodwill and Other”), certain costs related to the purchase of internal use software are capitalized and amortized over the estimated useful life of the software. For the years ended December 31, 2010, 2009 and 2008, approximately $38.3 million, $69.2 million and $14.6 million, respectively, of purchased software costs under ASC 350 were placed in service. The Company amortizes software costs over a estimated useful life of three to eight years and for the years ended December 31, 2010, 2009 and 2008, the Company recognized amortization expense of approximately $26.6 million, $18.0 million and $10.7 million, respectively. Capitalized software costs are classified as office equipment.

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

Long-Term Investments

The Company accounts for its investment securities in accordance with ASC 320 (Topic 320, “Investments – Debt and Equity Securities”). At December 31, 2010, all of the Company’s long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

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

Long-term investments includes the fair value of the Company’s interest rate protection agreements that are in an asset position as of December 31, 2010.

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

December 31, 2010, 2009 and 2008

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

Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets in the Company’s retail locations are recognized at the point of sale. Handsets shipped to indirect retailers are recorded as deferred revenue and deferred charges upon shipment by the Company and are recognized as equipment revenues and related costs when service is activated by its customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment at average cost.

Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Through January 2010, customers had the right to return handsets within 30 days or 60 minutes of usage, whichever occurred first. In January 2010, the Company amended the terms of its return policy to allow customers the right to return handsets within 7 days and 60 minutes of usage.

Federal Universal Service Fund (“FUSF”), E-911, and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. Beginning in January 2010, the Company introduced a new family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports regulatory fees for the tax inclusive plans in cost of service on the accompanying consolidated statements of income and comprehensive income. When the Company separately assesses these regulatory fees on its customers for those service plans that do not include taxes or regulatory fees, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying consolidated statements of income and comprehensive income. For the years ended December 31, 2010, 2009 and 2008, the Company recorded approximately $81.8 million, $171.3 million and $135.6 million, respectively, of FUSF, E-911, and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.

FCC Licenses

The Company operates wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband services. The Company holds personal communications services (“PCS”) licenses granted or acquired on various dates, and in November 2006, the Company acquired a number of advanced wireless services (“AWS”) licenses which can be used to provide services comparable to the wireless broadband mobile services provided by the Company, and other advanced wireless services. The Company’s license holdings have also grown to include a 700 MHz license which can be used to provide services comparable to those which can be offered over the AWS spectrum. The PCS licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of the Company’s licensed spectrum if the Company’s use of its spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurs costs related to microwave relocation in constructing its PCS and AWS networks.

FCC Licenses on the accompanying consolidated balance sheets, which includes the Company’s microwave relocation costs, are recorded at cost. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. As such, under the provisions of ASC 350, the Company does not amortize PCS, AWS and 700 MHz licenses and microwave relocation costs

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(collectively, its “indefinite-lived intangible assets”) as they are considered to have indefinite lives and together represent the cost of the Company’s spectrum. The carrying value of FCC licenses and microwave relocation costs was $2.5 billion as of December 31, 2010.

In accordance with the requirements of ASC 350, the Company performs its annual indefinite-lived intangible assets impairment test as of each September 30th or more frequently if events or changes in circumstances indicate that the carrying value of the indefinite-lived intangible assets might be impaired. The impairment test consists of a comparison of the estimated fair value with the carrying value. The Company estimates the fair value of its indefinite-lived intangible assets using a discounted cash flow model. Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of the Company’s historical performance and trends, its business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include the Company’s weighted average cost of capital and long-term rate of growth for its business. The Company believes that its estimates are consistent with assumptions that market participants would use to estimate fair value.

For the purpose of performing the annual impairment test as of September 30, 2010, the indefinite-lived intangible assets were aggregated and combined into a single unit of accounting. The Company believes that utilizing its indefinite-lived intangible assets as a group represents the highest and best use of the assets, and the value of the indefinite-lived intangible assets would not be significantly impacted by a sale of one or a portion of the indefinite-lived intangible assets, among other factors. No impairment was recognized as the fair value of the indefinite-lived intangible assets exceeded their carrying value as of September 30, 2010. Although the Company does not expect its estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within the discounted cash flow model when determining the fair value of the indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for the indefinite-lived intangible assets and may affect any related impairment charge. The most significant assumptions within the Company’s discounted cash flow model are the discount rate, the projected growth rate and management’s future business plans. A one percent decline in annual revenue growth rates, a one percent decline in annual net cash flows or a one percent increase in discount rate would not result in impairment as of September 30, 2010.

Furthermore, there have been no subsequent indicators of impairment including those indicated in ASC 360 (Topic 360, “Property, Plant, and Equipment”). Accordingly, no subsequent interim impairment tests were performed.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising costs totaled $187.3 million, $150.8 million and $99.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Other Comprehensive Income (Loss)

Unrealized gains on available-for-sale securities and cash flow hedging derivatives are reported in accumulated other comprehensive loss as a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest income. Gains or losses on cash flow hedging derivatives reported in accumulated other comprehensive loss are reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction. Accumulated other comprehensive loss consisted of a $3.7 million comprehensive gain related to available-for-sale securities and a $5.1 million net comprehensive loss related to cash flow hedging derivatives as of December 31, 2010.

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

The Company is subject to asset retirement obligations associated with its cell site operating leases, which are subject to the provisions of ASC 410. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term to its original condition, creating an asset retirement obligation. This liability is classified under other long-term liabilities. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. In addition to cell site operating leases, the Company has leases related to switch site locations subject to the provisions of ASC 410.

The following table summarizes the Company’s asset retirement obligation transactions (in thousands):

	2010	2009
Beginning asset retirement obligations	$63,005	$46,518
Liabilities incurred	6,484	12,149
Liabilities settled	(512)	(773)
Revisions of estimated future cash flows	(13,004)	0
Accretion expense	3,063	5,111

Ending asset retirement obligations	$59,036	$63,005

During the year ended December 31, 2010, the Company revised cost estimates used to determine the fair value of its asset retirement obligations resulting in a $13.0 million reduction in the liability and related asset.

Earnings per Share

Basic earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as EPS after assuming issuance of common stock for all potentially dilutive equivalent shares, whether exercisable or not.

In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. During the years ended December 31, 2010 and

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

2009, the Company issued restricted stock awards. Unvested shares of restricted stock are participating securities such that they have rights to receive non-forfeitable dividends. In accordance with ASC 260, the unvested restricted stock was considered a “participating security” for purposes of computing earnings per common share and was therefore included in the computation of basic and diluted earnings per common share. When determining basic earnings per common share under ASC 260, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed (See Note 15).

Recent Accounting Pronouncements

Effective January 1, 2011, the Company prospectively adopted Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements – a consensus of the EITF, “ (“ASU 2009-13”) which amended ASC 605 (Topic 605, “Revenue Recognition”) to require overall arrangement consideration be allocated to each element in the multiple deliverable arrangement based on their relative selling prices, regardless of whether those selling prices are evidenced by vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”). In the absence of VSOE or TPE, entities are required to estimate the selling prices of deliverables using management’s best estimates of the prices that would be charged on a standalone basis. The residual method of allocating arrangement consideration is eliminated; however the balance of revenue that can be recognized for the delivered element is limited to the non-contingent amount. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

3. Asset Acquisition:

On October 14, 2010, the Company entered into an asset purchase agreement to acquire 10 MHz of AWS spectrum and certain related network assets adjacent to the Northeast metropolitan areas for a total purchase price of $49.5 million. On November 1, 2010, the Company closed on the acquisition of the network assets and paid a total of $41.1 million in cash. Approximately $0.4 million of accrued expenses associated with the purchase were included in accounts payable and accrued expenses at December 31, 2010. On February 4, 2011, the Company closed on the acquisition of the 10 MHz of AWS spectrum and paid $8.0 million in cash. The Company used the relative fair values of the assets acquired to allocate the purchase price, of which $35.6 million was allocated to property and equipment and $13.9 million was allocated to FCC licenses. The balance allocated to FCC licenses is recorded in other long-term assets at December 31, 2010 pending the February 4, 2011 close.

4.	Short-Term Investments:

Short-term investments including Treasury Securities, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of December 31, 2010
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$0	$(6)	$1
U.S. Treasury Securities	374,681	180	0	374,861

Total short-term investments	$374,688	$180	$(6)	$374,862

	As of December 31, 2009
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$0	$(5)	$2
U.S. Treasury Securities	224,790	140	0	224,930

Total short-term investments	$224,797	$140	$(5)	$224,932

The cost and aggregate fair values of short-term investments by contractual maturity at December 31, 2010 were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value
Less than one year	$374,681	$374,861

5.	Derivative Instruments and Hedging Activities:

In March 2009, MetroPCS Wireless, Inc. (“Wireless”) entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure under Wireless’ senior secured credit facility, as amended (the “Senior Secured Credit Facility”), pursuant to which Wireless may borrow up to approximately $1.7 billion. These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 5.246%. These agreements expire on February 1, 2012.

On October 13, 2010, Wireless entered into three separate two-year interest rate protection agreements to manage its interest rate risk exposure under its Senior Secured Credit Facility. These agreements will be effective on February 1, 2012 and will cover a notional amount of $950.0 million and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 4.612%. The monthly interest settlement periods will begin on February 1, 2012. These agreements expire on February 1, 2014.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Interest rate protection agreements are entered into to manage interest rate risk associated with Wireless’ variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the year ended December 31, 2010, the change in fair value did not result in ineffectiveness.

At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $17.5 million of net losses that are reported in accumulated other comprehensive loss at December 31, 2010 are expected to be reclassified into earnings within the next 12 months.

Cross-default Provisions

Wireless’ interest rate protection agreements contain cross-default provisions to its Senior Secured Credit Facility. Wireless’ Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the facility. If Wireless were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position on December 31, 2010 is $18.7 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of December 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Long-term investments	$10,381	Long-term investments	$0
Interest rate protection agreements	Other current liabilities	(17,508)	Other current liabilities	(24,157)
Interest rate protection agreements	Other long-term liabilities	(1,182)	Other long-term liabilities	(702)

Total derivatives designated as hedging instruments under ASC 815		$(8,309)		$(24,859)

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The Effect of Derivative Instruments on the Consolidated Statement of Income and Comprehensive Income For the Years Ended December 31, (in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009	2008		2010	2009	2008
Interest rate protection agreements	$(12,146)	$(24,230)	$(50,866)	Interest expense	$(28,696)	$(54,334)	$(19,406)

6.	Intangible Assets:

The changes in the carrying value of intangible assets during the years ended December 31, 2010 and 2009 are as follows (in thousands):

	FCC Licenses	Microwave Relocation Costs
Balance at January 1, 2009	$2,406,596	$16,478
Additions	64,879	2,160
Disposals	(19,931)	0

Balance at December 31, 2009	$2,451,544	$18,638
Additions	56,451	4,183
Disposals	(7,803)	(772)

Balance at December 31, 2010	$2,500,192	$22,049

FCC licenses represent the PCS licenses acquired by the Company in the FCC auction in May 1996, the AWS licenses acquired in FCC Auction 66, the 700 MHz license acquired in FCC Auction 73 and FCC licenses acquired from other licensees.

The grant of the licenses by the FCC subjects the Company to certain FCC ongoing ownership restrictions. Should the Company cease to continue to qualify under such ownership restrictions, the PCS, AWS and 700 MHz licenses may be subject to revocation or require the payment of fines or forfeitures. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors exist as of December 31, 2010 that limit the useful life of its PCS, AWS and 700 MHz licenses.

The Company participated as a bidder in FCC Auction 73, and on June 26, 2008, the Company was granted one 12 MHz 700 MHz license for a total aggregate purchase price of approximately $313.3 million. This 700 MHz license supplements the 10 MHz of AWS spectrum previously granted to the Company in the Boston-Worcester, Massachusetts/New Hampshire/Rhode Island/Vermont Economic Area.

Other Spectrum Acquisitions

During the year ended December 31, 2009, the Company closed on various agreements for the acquisition and exchange of spectrum in the net aggregate amount of $14.6 million in cash.

On August 23, 2010, the Company closed on a like-kind spectrum exchange agreement covering licenses in certain markets with another service provider (“Service Provider”). The Service Provider acquired 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas; Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in certain other Washington markets, as well as an additional 10 MHz of PCS spectrum in Sacramento, California. The Company acquired 10 MHz of AWS spectrum in Dallas/Fort Worth, Texas and Shreveport-Bossier City, Louisiana; and an additional 10 MHz of AWS spectrum in Santa Barbara, California, and Tampa-St. Petersburg-Clearwater, Florida. The exchange of spectrum resulted in a gain on disposal of assets in the amount of $19.2 million.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

On December 1, 2010, the Company closed on a like-kind spectrum exchange agreement covering licenses in certain metropolitan areas with the Service Provider. The Company acquired 10 MHz of AWS spectrum in Orlando in exchange for 10 MHz of PCS spectrum in Ft. Pierce-Vero Beach-Stuart, Florida, 10 MHz of partitioned AWS spectrum in the Salt Lake City and Portland cellular marketing areas and total cash consideration of $3.0 million. The exchange of spectrum resulted in a gain on disposal of assets in the amount of $26.6 million.

7.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	2010	2009
Accounts payable	$174,770	$164,246
Book overdraft	1,726	84,438
Accrued accounts payable	162,378	131,644
Accrued liabilities	30,819	26,009
Payroll and employee benefits	43,132	30,923
Accrued interest	34,541	42,098
Taxes, other than income	65,503	71,513
Income taxes	8,919	7,495

Accounts payable and accrued expenses	$521,788	$558,366

8.	Long-Term Debt:

Long-term debt consisted of the following (in thousands):

	2010	2009
Senior Secured Credit Facility	$1,532,000	$1,548,000
9 1/4% Senior Notes	0	1,950,000
7 7/8% Senior Notes	1,000,000	0
6 5/8% Senior Notes	1,000,000	0
Capital Lease Obligations	254,336	181,194

Total long-term debt	3,786,336	3,679,194
Add: unamortized discount on debt	(7,053)	(33,919)

Total debt	3,779,283	3,645,275
Less: current maturities	(21,996)	(19,326)

Total long-term debt	$3,757,287	$3,625,949

Maturities of the principal amount of long-term debt, excluding capital lease obligations, at face value are as follows (in thousands):

For the Year Ending December 31,
2011	$16,000
2012	16,000
2013	536,363
2014	10,390
2015	10,390
Thereafter	2,942,857

Total	$3,532,000

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

On September 21, 2010, Wireless completed a cash tender offer to purchase $313.1 million of outstanding aggregate principal amount of the Initial Notes and Additional Notes at a price equal to 104.625% for total cash consideration of $327.5 million, which resulted in a loss on extinguishment of debt in the amount of $15.6 million.

In November 2010, Wireless completed the redemption of the remaining $1.6 billion in outstanding 9 1/4% Senior Notes at a price equal to 104.625% for total cash consideration of $1.7 billion. The redemption resulted in a loss on extinguishment of debt in the amount of $128.0 million.

7 7/8% Senior Notes due 2018

On September 21, 2010, Wireless completed the sale of $1.0 billion of principal amount of 7 7/8% Senior Notes due 2018 (“7 7/8% Senior Notes”). The terms of the 7 7/8% Senior Notes are governed by the indenture and the first supplemental indenture, dated September 21, 2010, among Wireless, the guarantors party thereto and the trustee. The net proceeds of the sale of the 7 7/8% Senior Notes were $973.9 million after underwriter fees, discounts and other debt issuance costs of $26.1 million.

6 5/8% Senior Notes due 2020

On November 17, 2010, Wireless completed the sale of $1.0 billion of principal amount of 6 5/8% Senior Notes due 2020 (“6 5/8% Senior Notes”). The terms of the 6 5/8% Senior Notes are governed by the indenture and the second supplemental indenture, dated November 17, 2010, among Wireless, the guarantors party thereto and the trustee. The net proceeds of the sale of the 6 5/8% Senior Notes were $987.9 million after underwriter fees, discounts and other debt issuance costs of approximately $12.1 million.

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

On July 16, 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement (the “Amendment”) which amends and restates the Senior Secured Credit Facility. The Amendment amends the Senior Secured Credit Facility to, among other things, extend the maturity of $1.0 billion of existing term loans under the Senior Secured Credit Facility to November 2016, increase the interest rate to LIBOR plus 3.50% on the extended portion only and reduce the revolving credit facility from $100.0 million to $67.5 million. The remaining term loans under the Senior Secured Credit Facility will mature in 2013 and the interest rate on the remainder continues to be LIBOR plus 2.25%. This modification did not result in a loss on extinguishment of debt.

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The rate as of December 31, 2010 was 4.597%, which includes the impact of our interest rate protection agreements (See Note 5).

During the year ended December 31, 2010, the Company received $10.0 million in cash upon the cancellation of letters of credit that were previously held to collateralize the Royal Street put liability after the Company acquired the remaining 15% membership interest in Royal Street. During the year ended December 31, 2009, the Company replaced $14.5 million of previously existing letters of credit drawn under the Senior Secured Credit Facility with letters of credit that were cash collateralized. The cash collateral is reported in restricted cash and investments in the accompanying consolidated balance sheets.

Capital Lease Obligations

The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2025. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of December 31, 2010, the Company had approximately $254.3 million of capital lease obligations, with $6.0 million and $248.3 million recorded in current maturities of long-term debt and long-term debt, respectively (See Note 11).

9.	Fair Value Measurements:

The Company follows the provisions of ASC 820 (Topic 820, “Fair Value Measurements and Disclosures”). ASC 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

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

December 31, 2010, 2009 and 2008

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$787,829	$0	$0	$787,829
Short-term investments	374,862	0	0	374,862
Restricted cash and investments	2,876	0	0	2,876
Long-term investments	0	0	6,319	6,319
Derivative assets	0	10,381	0	10,381

Total assets measured at fair value	$1,165,567	$10,381	$6,319	$1,182,267

Liabilities
Derivative liabilities	$0	$18,690	$0	$18,690

Total liabilities measured at fair value	$0	$18,690	$0	$18,690

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$910,034	$0	$0	$910,034
Short-term investments	224,932	0	0	224,932
Restricted cash and investments	15,438	0	0	15,438
Long-term investments	0	0	6,319	6,319

Total assets measured at fair value	$1,150,404	$0	$6,319	$1,156,723

Liabilities
Derivative liabilities	$0	$24,859	$0	$24,859

Total liabilities measured at fair value	$0	$24,859	$0	$24,859

The following table summarizes the changes in fair value of the Company’s net derivative liabilities included in Level 2 assets (in thousands):

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	2010	2009
Beginning balance	$24,859	$54,963
Total losses (realized or unrealized):
Included in earnings (1)	28,696	54,334
Included in accumulated other comprehensive loss	(12,146)	(24,230)
Transfers in and/or out of Level 2	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$8,309	$24,859

(1)	Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the consolidated statements of income and comprehensive income.

The following table summarizes the changes in fair value of the Company’s Level 3 assets (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	2010	2009
Beginning balance	$6,319	$5,986
Total losses (realized or unrealized):
Included in earnings (2)	0	2,386
Included in accumulated other comprehensive loss	0	(2,719)
Transfers in and/or out of Level 3	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$6,319	$6,319

(2)	Losses included in earnings that are attributable to the change in unrealized losses relating to those assets still held at the reporting date as reported in impairment loss on investment securities in the consolidated statements of income and comprehensive income.

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,532,000	$1,535,059	$1,548,000	$1,470,600
9 1/4% Senior Notes	0	0	1,950,000	1,979,250
7 7/8% Senior Notes	992,947	1,032,500	0	0
6 5/8% Senior Notes	1,000,000	955,000	0	0
Cash flow hedging derivative liabilities	18,690	18,690	24,859	24,859
Cash flow hedging derivative assets	10,381	10,381	0	0
Short-term investments	374,862	374,862	224,932	224,932
Long-term investments	6,319	6,319	6,319	6,319

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at December 31, 2010 and 2009 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

10.	Concentrations:

The Company purchases a substantial portion of its wireless infrastructure equipment and handset equipment from only a few major suppliers. Further, the Company generally relies on one or two key vendors in each of the following areas: network infrastructure equipment, billing services, payment services, customer care, handset logistics and long distance services. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found.

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

The Company has entered into pricing agreements with various handset manufacturers for the purchase of wireless handsets at specified prices. The terms of these agreements expire on June 30, 2011. The total aggregate commitment outstanding under these pricing agreements is $9.4 million.

Operating and Capital Leases

The Company has entered into non-cancelable operating lease agreements to lease facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks. Total rent expense for the years ended December 31, 2010, 2009 and 2008 was $325.1 million, $281.2 million and $199.1 million, respectively.

The Company entered into various non-cancelable distributed antenna systems (“DAS”) capital lease agreements, with varying expiration terms through 2025.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Future annual minimum rental payments required for all non-cancelable operating and capital leases at December 31, 2010 are as follows (in thousands):

For the Year Ending December 31,	Operating Leases	Capital Leases
2011	$ 312,706	$ 30,077
2012	305,120	30,967
2013	308,656	31,896
2014	304,281	32,853
2015	296,426	33,839
Thereafter	810,057	331,733

Total minimum future lease payments	$ 2,337,246	491,365

Amount representing interest and maintenance		(237,029)

Present value of minimum lease payments		254,336
Current portion		(5,996)

Long-term capital lease obligations		$ 248,340

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

The following table provides aggregate information about the commitments under the Company’s purchase obligations as of December 31, 2010 (in thousands):

For the Year Ending December 31,
2011	$109,421
2012	4,886
2013	4,140
2014	4,265
2015	4,392

AWS Licenses Acquired in Auction 66

Spectrum allocated for AWS currently is utilized by a variety of categories of commercial and governmental users. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users could be reimbursed for relocating out of the band and the costs of relocation would be shared by AWS licensees benefiting from the relocation. The FCC has established a plan where the AWS licensee and the incumbent non-governmental user are to negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation where the AWS licensee can force the incumbent non-governmental licensee to relocate at the AWS licensee’s expense. Certain spectrum allocated for AWS also currently is utilized by governmental users. The FCC rules provide that a portion of the money raised in Auction 66 was to be used to reimburse the relocation costs of governmental users from the AWS band. However, not all governmental users are obligated to relocate and some such users may delay relocation for some time. For the years ended December 31, 2010 and 2009, the Company incurred approximately $3.4 million and $2.2 million in microwave relocation costs, respectively.

Litigation

The Company is involved in litigation from time to time, including litigation regarding intellectual property claims, that it considers to be in the normal course of business. Legal proceedings are inherently unpredictable, and the matters in which the Company is involved often present complex legal and factual issues. The Company intends to vigorously pursue defenses in all matters in which it is involved and engage in discussions where appropriate to resolve these matters on terms favorable to the Company. The Company believes that any amounts alleged in the matter discussed below for which it is allegedly liable are not necessarily meaningful indicators of the Company’s

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved. It is possible, however, that the Company’s business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, including legal and litigation expenses, significant settlement costs and/or unfavorable damage awards relating to such matters. Other than the matter listed below, the Company is not currently party to any pending legal proceedings that it believes could, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company, certain current officers and a director (collectively, the “Defendants”) have been named as defendants in a securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about the Company’s business, prospects and operations. The claims are based upon various alleged public statements made during the period from February 26, 2009 through November 4, 2009. The lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorneys’ fees, other expenses, and costs. Defendants’ filed a motion to dismiss on August 9, 2010. Plaintiff filed its opposition to Defendant’s motion to dismiss on September 8, 2010, and Defendants’ reply was filed on October 8, 2010. No hearing has been scheduled on Defendant’s motion to dismiss. Due to the complex nature of the legal and factual issues involved in this action, the outcome is not presently determinable nor is a loss considered probable or reasonably estimatable. If this matter were to proceed beyond the pleading stage, the Company could be required to incur substantial costs and expenses to defend this matter and/or be required to pay substantial damages or settlement costs, which could materially adversely affect the Company’s business, financial condition and results of operations.

12.	Share-Based Payments:

In accordance with ASC 718, the Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted and restricted stock awards to employees and non-employee members of MetroPCS’ Board of Directors. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense was $46.5 million, $47.8 million and $41.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cost of service for the years ended December 31, 2010, 2009 and 2008 includes $3.5 million, $4.2 million and $2.9 million, respectively, of stock-based compensation. Selling, general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 include $43.0 million, $43.6 million and $38.2 million, respectively, of stock-based compensation.

Stock Option Grants

MetroPCS has three equity compensation plans (the “Equity Plans”) under which it grants options to purchase common stock of MetroPCS: the Second Amended and Restated 1995 Stock Option Plan, as amended (“1995 Plan”), the Amended and Restated 2004 Equity Incentive Compensation Plan (“2004 Plan”), and the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan (“2010 Plan”). The 1995 Plan was terminated in November 2005 and no further awards can be made under the 1995 Plan, but all options previously granted will remain valid in accordance with their original terms. In February 2007, the 2004 Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 18,600,000 to a total of 40,500,000 shares. In June 2010, shareholders of MetroPCS Communications, Inc. approved the adoption of the 2010 Plan which authorized a reserve of up to 18,075,825 shares of common stock for issuance under the 2010 Plan. As of December 31, 2010, the maximum number of shares reserved for the 2004 Plan and the 2010 Plan was 58,575,825 shares. Vesting periods and terms for stock option grants are determined by the plan administrator, which is MetroPCS’ Board of Directors for the 1995 Plan and the Compensation Committee of the Board of Directors of MetroPCS for the 2004 Plan and the 2010 Plan. No option granted under the 1995 Plan has a term in excess of fifteen years and no option granted under the 2004 Plan and the 2010 Plan shall have a term in excess of ten years. Options granted during the years ended December 31, 2010, 2009 and 2008 have a vesting period of one to four years and are only exercisable upon vesting.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected dividends	0.00%	0.00%	0.00%
Expected volatility	54.74%	50.01%	45.20%
Risk-free interest rate	2.24%	1.99%	2.49%
Expected lives in years	5.00	5.00	5.00
Weighted-average fair value of options:
Granted at fair value	$ 3.23	$ 6.43	$ 6.95
Weighted-average exercise price of options:
Granted at fair value	$ 6.62	$ 14.23	$ 16.36

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

A summary of the status of the Company’s Equity Plans as of December 31, 2010, 2009 and 2008, and changes during the periods then ended, is presented in the table below:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	31,420,264	$ 13.69	30,677,588	$ 13.21	27,643,794	$ 11.70
Granted	3,556,675	$ 6.62	3,725,564	$ 14.23	6,566,165	$ 16.36
Exercised	(2,255,318)	$ 4.49	(1,792,991)	$ 4.81	(2,810,245)	$ 4.48
Forfeited	(1,079,089)	$ 14.62	(1,189,897)	$ 16.47	(722,126)	$ 18.09

Outstanding, end of year	31,642,532	$ 13.52	31,420,264	$ 13.69	30,677,588	$ 13.21

Options vested or expected to vest at year-end	31,138,160	$ 13.57	30,711,160	$ 13.63	29,633,907	$ 13.07

Options exercisable at year-end	23,653,307	$ 13.97	20,949,920	$ 12.24	15,920,318	$ 10.04

Options vested at year-end	23,653,307	$ 13.97	20,949,920	$ 12.24	15,836,608	$ 10.05

Options outstanding under the Equity Plans as of December 31, 2010 have a total aggregate intrinsic value of approximately $71.1 million and a weighted average remaining contractual life of 6.42 years. Options outstanding under the Equity Plans as of December 31, 2009 and 2008 have a weighted average remaining contractual life of 6.83 and 7.54 years, respectively. Options vested or expected to vest under the Equity Plans as of December 31, 2010 have a total aggregate intrinsic value of approximately $69.4 million and a weighted average remaining contractual life of 6.39 years. Options exercisable under the Equity Plans as of December 31, 2010 have a total aggregate intrinsic value of approximately $49.8 million and a weighted average remaining contractual life of 5.82 years.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Vested
Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.57 - $6.37	5,108,739	6.51	$5.15	1,952,973	$3.17
$6.69 - $7.15	4,014,808	4.91	$7.13	3,901,033	$7.14
$7.54 - $9.08	618,099	6.97	$8.31	403,305	$8.18
$11.33 - $11.33	6,264,768	5.79	$11.33	6,254,142	$11.33
$12.60 - $15.29	3,954,612	7.93	$14.40	1,858,164	$14.46
$16.20 - $16.20	4,904,955	7.09	$16.20	3,409,468	$16.20
$16.40 - $21.10	998,381	7.44	$18.01	606,000	$18.09
$23.00 - $36.58	5,778,170	6.26	$24.63	5,268,222	$24.53

During the year ended December 31, 2010, 2,255,318 options granted under the Equity Plans were exercised for 2,255,318 shares of common stock. The intrinsic value of these options was approximately $12.9 million and total proceeds were approximately $10.1 million for the year ended December 31, 2010. During the year ended December 31, 2009, 1,792,991 options granted under the Equity Plans were exercised for 1,792,991 shares of common stock. The intrinsic value of these options was approximately $15.0 million and total proceeds were approximately $8.6 million for the year ended December 31, 2009. During the year ended December 31, 2008, 2,810,245 options granted under the Equity Plans were exercised for 2,810,245 shares of common stock. The intrinsic value of these options was approximately $38.6 million and total proceeds were approximately $12.6 million for the year ended December 31, 2008.

The following table summarizes information about unvested stock option grants:

Stock Option Grants	Shares	Weighted Average Grant-Date Fair Value
Unvested balance, January 1, 2008	15,738,809	$ 6.99
Grants	6,566,165	$ 6.95
Vested shares	(6,824,591)	$ 6.59
Forfeitures	(639,403)	$ 8.12

Unvested balance, December 31, 2008	14,840,980	$ 7.11
Grants	3,725,564	$ 6.43
Vested shares	(7,101,612)	$ 6.63
Forfeitures	(994,588)	$ 6.64

Unvested balance, December 31, 2009	10,470,344	$ 7.24
Grants	3,556,675	$ 3.23
Vested shares	(5,740,342)	$ 7.26
Forfeitures	(297,452)	$ 6.26

Unvested balance, December 31, 2010	7,989,225	$ 5.48

The weighted average grant-date fair value of the stock option grants for the years ended December 31, 2010, 2009 and 2008 was $3.23, $6.43 and $6.95, respectively. The total fair value of stock options that vested during the year ended December 31, 2010 was $41.7 million.

The Company has recognized $39.3 million, $43.9 million and $41.1 million of stock-based compensation expense related to stock option grants in the years ended December 31, 2010, 2009 and 2008, respectively, and an income tax benefit of $15.1 million, $17.3 million and $17.2 million, respectively.

As of December 31, 2010, there was approximately $37.6 million of unrecognized stock option compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2.27 years.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Compensation expense is recognized over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

During the year ended December 31, 2010, 55,625 shares of common stock were tendered to the Company by an employee to cover the income tax obligation associated with a stock option exercise. These shares were accounted for as treasury stock.

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company’s common stock which become fully tradable upon vesting. During the years ended December 31, 2010 and 2009, pursuant to the 2004 Plan, the Company issued 1,947,574 and 1,414,410, restricted stock awards, respectively. The restricted stock awards granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly or quarterly basis thereafter. The Company determined the grant-date fair value of the restricted stock awards granted during the years ended December 31, 2010 and 2009 to be approximately $12.8 million and $20.1 million, respectively, based on the closing price of the Company’s common stock on the New York Stock Exchange on the grant dates. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

Vesting in the restricted stock awards triggers an income tax obligation for the employee that is required to be remitted to the relevant tax authorities. To effect the tax withholding, the Company has agreed to repurchase a sufficient number of common shares from the employee to cover the income tax obligation. The stock repurchase is being accounted for as treasury stock. During the year ended December 31, 2010, the Company repurchased 182,193 shares of stock, respectively, from certain employees to settle the income tax obligation associated with vesting in restricted stock awards.

The following table summarizes information about restricted stock award activity:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value
Unvested balance, January 1, 2009	0	$0
Grants	1,414,410	$14.19
Vested shares	0	$0
Forfeitures	(47,240)	$14.23

Unvested balance, December 31, 2009	1,367,170	$14.19
Grants	1,947,574	$6.57
Vested shares	(589,903)	$14.20
Forfeitures	(59,731)	$9.34

Unvested balance, December 31, 2010	2,665,110	$8.73

At December 31, 2010, there was $18.7 million of total unrecognized compensation cost related to unvested restricted stock and that cost is expected to be recognized over a weighted-average period of 2.91 years. The total fair value of unvested shares granted that was recognized as compensation expense related to restricted stock for the year ended December 31, 2010 was $7.2 million.

13.  Employee Benefit Plan:

The Company sponsors a savings plan under Section 401(k) of the Internal Revenue Code for the majority of its employees. The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. The Company did not match employee contributions as of December 31, 2008. The Company made no contributions to the savings plan through December 31, 2008. On January 1, 2009, the Company adopted a limited matching contribution policy and began matching certain employee contributions to the savings plan as of that date. The Company contributed approximately $1.2 million and $0.9 million to the savings plan during the years ended December 31, 2010 and 2009, respectively.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

14.  Income Taxes:

The provision (benefit) for taxes on income consisted of the following (in thousands):

	2010	2009	2008
Current:
Federal	$0	$(1,191)	$156
State	3,401	(22,135)	5,483

	3,401	(23,326)	5,639

Deferred:
Federal	105,090	95,377	99,899
State	10,388	14,784	24,448

	115,478	110,161	124,347

Provision for income taxes	$118,879	$86,835	$129,986

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the consolidated statements of income and comprehensive income for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
U.S. federal income tax provision at statutory rate	$109,303	$92,288	$97,798
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax impact	15,319	11,500	18,458
Change in valuation allowance	0	816	11,940
Provision (benefit) for tax uncertainties	267	(16,279)	1,627
Permanent items	710	1,087	163
Tax credits	(6,893)	(2,076)	0
Other	173	(501)	0

Provision for income taxes	$118,879	$86,835	$129,986

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The Company’s net deferred tax liability consisted of the following deferred tax assets and liabilities (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforward	361,617	$342,693
Deferred revenue	19,050	15,867
Allowance for uncollectible accounts	1,154	871
Deferred rent	33,420	25,599
Deferred compensation	56,157	44,938
Asset retirement obligation	4,770	3,804
Credit carryforwards	12,747	5,892
Other comprehensive loss	3,171	9,624
Capital loss limitation	7,410	0
Transaction taxes	5,498	4,840
Unrealized loss on investments	39,871	47,158
Other	14,779	12,507

Gross deferred tax assets	559,644	513,793
Valuation allowance	(47,158)	(47,158)

Total deferred tax assets, net	512,486	466,635
Deferred tax liabilities:
Depreciation	(655,566)	(570,816)
Deferred costs	(32,332)	(23,040)
FCC licenses	(326,954)	(264,916)
Partnership interest	(130,679)	(114,952)
Other	(3,723)	(3,269)

Deferred tax liabilities	(1,149,254)	(976,993)
Net deferred tax liability	$(636,768)	$(510,358)

Deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Current deferred tax asset	$6,290	$1,948
Non-current deferred tax liability	(643,058)	(512,306)

Net deferred tax liability	$(636,768)	$(510,358)

At December 31, 2010 the Company has approximately $978.2 million and $353.6 million of financial reporting net operating loss carryforwards for federal and state income tax purposes, respectively. The Company’s net operating loss carryforwards for federal and state tax purposes were approximately $103.5 million and $68.5 million, respectively, greater than its net operating loss carryforwards for financial reporting purposes due to the Company’s inability to realize excess tax benefits under ASC 718 until such benefits reduce income taxes payable. The federal net operating loss will begin to expire in 2023. The state net operating losses will begin to expire in 2013. At December 31, 2010 the Company has approximately $0.1 million of alternative minimum tax credit carryforwards for state income tax purposes. These alternative minimum tax credits carryforward indefinitely.

Financial statement deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that realization of the deferred tax assets is more likely than not based on the future reversal of existing temporary differences which give rise to the deferred tax liabilities, with the exception of the deferred tax asset related to the unrealized loss on investments. During 2009, an impairment of investments was recorded for financial statement purposes resulting in an unrealized loss on investments. Recognition of this unrealized loss for tax purposes would result in a capital loss. The Company has not generated capital gains within the carryback period and does not anticipate generating sufficient capital gains within the carryforward period to realize this deferred tax asset. Therefore, the Company has a valuation allowance of $47.2 million as of December 31, 2010 and 2009.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Audits and Uncertain Tax Positions

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits are as follows (in thousands):

	2010	2009	2008
Balance at beginning of period	$6,084	$19,328	$19,328
Increases for tax provisions taken during a prior period	0	0	0
Increases for tax provisions taken during the current period	0	0	0
Decreases relating to settlements	0	0	0
Decreases resulting from the expiration of the statute of limitations	0	(13,244)	0

Balance at end of period	$6,084	$6,084	$19,328

The net amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4.0 million and $4.0 million as of December 31, 2010 and 2009, respectively. Additionally, the net interest and penalties which would affect the effective tax rate is $5.3 million and $5.0 million as of December 31, 2010 and 2009, respectively. The Company continues to recognize both interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized gross interest and penalties of $0.4 million, $0.8 million and $2.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. Accrued gross interest and penalties were $6.9 million and $6.5 million as of December 31, 2010 and 2009, respectively.

A state examination is currently ongoing and the Company believes it is reasonably possible that the amount of unrecognized tax benefits could decrease within the next 12 month period. The Company does not anticipate that a proposed adjustment would result in a material change to the Company’s financial position. The gross unrecognized tax benefits could change due to settlement with this state in an amount up to $2.8 million. In addition, there is a state income tax examination currently in progress for the Company and/or certain of its subsidiaries for various tax years. Management does not believe this examination will have a significant effect on the Company’s tax position.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

15.  Net Income per Common Share:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	2010	2009	2008
Basic EPS:
Net income applicable to common stock	$193,415	$176,844	$149,438
Amount allocable to common shareholders	99.3%	99.6%	100.0%

Rights to undistributed earnings	$192,044	$176,160	$149,438

Weighted average shares outstanding — basic	353,711,045	351,898,898	349,395,285

Net income per common share — basic	$0.54	$0.50	$0.43

Diluted EPS:
Rights to undistributed earnings	$192,044	$176,160	$149,438

Weighted average shares outstanding — basic	353,711,045	351,898,898	349,395,285
Effect of dilutive securities:
Stock options	2,424,044	4,044,023	5,984,826

Weighted average shares outstanding — diluted	356,135,089	355,942,921	355,380,111

Net income per common share — diluted	$0.54	$0.49	$0.42

In accordance with ASC 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented.

Under the restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the years ended December 31, 2010 and 2009, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. There were no restricted stock awards issued prior to January 1, 2009. For the years ended December 31, 2010 and 2009, 2.6 million and 1.4 million restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.

For the years ended December 31, 2010, 2009 and 2008, approximately 25.0 million, 15.8 million and 11.9 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

16.  Guarantor Subsidiaries:

In connection with Wireless’ 7 7/8% Senior Notes, 6 5/8% Senior Notes, and the Senior Secured Credit Facility, MetroPCS, together with its wholly owned subsidiaries, MetroPCS Inc., and Wireless, and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees which are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility and the indentures relating to the 7 7/8% Senior Notes and 6 5/8% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility and the indentures.

During the quarter ended December 31, 2010, there was a change to the guarantor structure of the Company’s debt. Prior to December 2010, Royal Street Communications and MetroPCS Finance (the “non-guarantor subsidiaries”) were not guarantors of the 9¼% Senior Notes, 7 7/8% Senior Notes, 6 5/8% Senior Notes or the Senior Secured Credit Facility. On December 22, 2010, MetroPCS completed the acquisition of the remaining 15% limited liability company member interest in Royal Street Communications, making Royal Street Communications a wholly-owned subsidiary. In addition, MetroPCS Finance was dissolved and no longer exists. Therefore, the Company no longer has any non-guarantors of any of its outstanding debt as of December 31, 2010. As a result, the comparative historical condensed consolidating financial information has been revised to present this information as if the new guarantor structure existed for all periods presented with the results of Royal Street Communications and MetroPCS Finance being reported as guarantor subsidiaries.

The following information presents condensed consolidating balance sheets as of December 31, 2010 and 2009, condensed consolidating statements of income for the years ended December 31, 2010, 2009 and 2008, and condensed consolidating statements of cash flows for the years ended December 31, 2010, 2009 and 2008 of the parent company (MetroPCS), the issuer (Wireless), and the guarantor subsidiaries. Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidated Balance Sheet

As of December 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$507,849	$287,942	$740	$0	$796,531
Short-term investments	374,862	0	0	0	374,862
Deferred charges	0	89,775	0	0	89,775
Advances to subsidiaries	647,701	462,518	0	(1,110,219)	0
Other current assets	94	226,817	105,806	0	332,717

Total current assets	1,530,506	1,067,052	106,546	(1,110,219)	1,593,885
Property and equipment, net	0	246,249	3,413,196	0	3,659,445
Long-term investments	6,319	10,381	0	0	16,700
Investment in subsidiaries	1,006,295	3,994,553	0	(5,000,848)	0
FCC licenses	0	3,800	2,518,441	0	2,522,241
Other assets	0	75,085	51,224	0	126,309

Total assets	$2,543,120	$5,397,120	$6,089,407	$(6,111,067)	$7,918,580

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$0	$150,994	$370,794	$0	$521,788
Advances from subsidiaries	0	0	1,110,219	(1,110,219)	0
Other current liabilities	0	82,684	197,948	0	280,632

Total current liabilities	0	233,678	1,678,961	(1,110,219)	802,420
Long-term debt	0	3,508,948	248,339	0	3,757,287
Deferred credits	1,544	639,766	103,159	0	744,469
Other long-term liabilities	0	8,433	64,395	0	72,828

Total liabilities	1,544	4,390,825	2,094,854	(1,110,219)	5,377,004
STOCKHOLDERS’ EQUITY:
Common stock	36	0	0	0	36
Other stockholders’ equity	2,541,540	1,006,295	3,994,553	(5,000,848)	2,541,540

Total stockholders’ equity	2,541,576	1,006,295	3,994,553	(5,000,848)	2,541,576

Total liabilities and stockholders’ equity	$2,543,120	$5,397,120	$6,089,407	$(6,111,067)	$7,918,580

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidated Balance Sheet

As of December 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$642,089	$269,836	$17,456	$0	$929,381
Short-term investments	224,932	0	0	0	224,932
Deferred charges	0	61,362	0	0	61,362
Current receivable from subsidiaries	0	423,275	14,574	(437,849)	0
Advances to subsidiaries	610,505	999,234	866	(1,610,605)	0
Other current assets	199	191,086	84,431	0	275,716

Total current assets	1,477,725	1,944,793	117,327	(2,048,454)	1,491,391
Property and equipment, net	0	34,128	3,218,085	0	3,252,213
Long-term investments	6,319	0	0	0	6,319
Investment in subsidiaries	804,847	2,162,686	0	(2,967,533)	0
FCC licenses	0	3,800	2,466,381	0	2,470,181
Long-term receivable from subsidiaries	0	829,360	0	(829,360)	0
Other assets	0	108,086	57,827	0	165,913

Total assets	$2,288,891	$5,082,853	$5,859,620	$(5,845,347)	$7,386,017

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$0	$223,973	$334,393	$0	$558,366
Current payable to subsidiaries	0	0	437,849	(437,849)	0
Advances from subsidiaries	0	0	1,610,605	(1,610,605)	0
Other current liabilities	0	78,743	160,360	0	239,103

Total current liabilities	0	302,716	2,543,207	(2,048,454)	797,469
Long-term debt	0	3,448,081	177,868	0	3,625,949
Long-term payable to subsidiaries	0	0	829,360	(829,360)	0
Deferred credits	749	511,557	80,487	0	592,793
Other long-term liabilities	0	15,652	66,012	0	81,664

Total liabilities	749	4,278,006	3,696,934	(2,877,814)	5,097,875
STOCKHOLDERS’ EQUITY:
Common stock	35	0	0	0	35
Other stockholder’s equity	2,288,107	804,847	2,162,686	(2,967,533)	2,288,107

Total stockholders’ equity	2,288,142	804,847	2,162,686	(2,967,533)	2,288,142

Total liabilities and stockholders’ equity	$2,288,891	$5,082,853	$5,859,620	$(5,845,347)	$7,386,017

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidated Statement of Income

Year Ended December 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$0	$16,036	$4,277,726	$(224,409)	$4,069,353
OPERATING EXPENSES:
Cost of revenues	0	15,200	2,527,084	(224,409)	2,317,875
Selling, general and administrative expenses	0	835	620,825	0	621,660
Other operating expenses	0	16,773	394,147	0	410,920

Total operating expenses	0	32,808	3,542,056	(224,409)	3,350,455

(Loss) income from operations	0	(16,772)	735,670	0	718,898
OTHER EXPENSE (INCOME):
Interest expense	0	252,661	153,672	(143,208)	263,125
Interest income	(1,797)	(143,308)	(57)	143,208	(1,954)
Other expense (income), net	0	1,915	(108)	0	1,807
Earnings from consolidated subsidiaries	(191,546)	(581,027)	0	772,573	0
Loss on extinguishment of debt	0	143,626	0	0	143,626

Total other (income) expense	(193,343)	(326,133)	153,507	772,573	406,604
Income (loss) before provision for income taxes	193,343	309,361	582,163	(772,573)	312,294
Provision for income taxes	72	(117,815)	(1,136)	0	(118,879)

Net income (loss)	$193,415	$191,546	$581,027	$(772,573)	$193,415

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidated Statement of Income

Year Ended December 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$0	$16,409	$3,628,698	$(164,592)	$3,480,515
OPERATING EXPENSES:
Cost of revenues	0	15,336	2,153,580	(164,592)	2,004,324
Selling, general and administrative expenses	0	1,074	566,656	0	567,730
Other operating expenses	0	228	372,945	0	373,173

Total operating expenses	0	16,638	3,093,181	(164,592)	2,945,227

(Loss) income from operations	0	(229)	535,517	0	535,288
OTHER EXPENSE (INCOME):
Interest expense	0	270,662	135,039	(135,416)	270,285
Interest income	(4,842)	(133,298)	(146)	135,416	(2,870)
Other expense (income), net	2,386	1,786	22	0	4,194
Earnings from consolidated subsidiaries	(174,388)	(402,358)	0	576,746	0

Total other (income) expense	(176,844)	(263,208)	134,915	576,746	271,609
Income (loss) before provision for income taxes	176,844	262,979	400,602	(576,746)	263,679
Provision for income taxes	0	(88,591)	1,756	0	(86,835)

Net income (loss)	$176,844	$174,388	$402,358	$(576,746)	$176,844

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidated Statement of Income

Year Ended December 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$0	$11,977	$2,841,842	$(102,303)	$2,751,516
OPERATING EXPENSES:
Cost of revenues	0	11,292	1,652,954	(102,303)	1,561,943
Selling, general and administrative expenses	0	684	446,898	0	447,582
Other operating expenses	0	212	274,012	0	274,224

Total operating expenses	0	12,188	2,373,864	(102,303)	2,283,749

Income (loss) from operations	0	(211)	467,978	0	467,767
OTHER EXPENSE (INCOME):
Interest expense	0	219,530	70,266	(110,398)	179,398
Interest income	(22,212)	(110,394)	(739)	110,398	(22,947)
Other expense, net	30,857	856	179	0	31,892
Earnings from consolidated subsidiaries	(158,083)	(397,617)	0	555,700	0

Total other (income) expense	(149,438)	(287,625)	69,706	555,700	188,343
Income (loss) before provision for income taxes	149,438	287,414	398,272	(555,700)	279,424
Provision for income taxes	0	(129,331)	(655)	0	(129,986)

Net income (loss)	$149,438	$158,083	$397,617	$(555,700)	$149,438

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidated Statement of Cash Flows

Year Ended December 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,401	$(37,976)	$1,031,075	$0	$994,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(173,162)	(617,223)	0	(790,385)
Purchase of investments	(711,827)	0	0	0	(711,827)
Change in advances – affiliates	5,477	555,390	0	(560,867)	0
Proceeds from affiliate debt	0	505,481	0	(505,481)	0
Issuance of affiliate debt	0	(683,000)	0	683,000	0
Other investing activities, net	562,500	30,433	(41,139)	0	551,794

Net cash (used in) provided by investing activities	(143,850)	235,142	(658,362)	(383,348)	(950,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	0	1,992,770	0	0	1,992,770
Proceeds from long-term loan	0	0	683,000	(683,000)	0
Change in advances – affiliates	0	0	(560,867)	560,867	0
Repayment of debt	0	(2,056,186)	(505,481)	505,481	(2,056,186)
Other financing activities, net	8,209	(115,644)	(6,081)	0	(113,516)

Net cash provided by (used in) financing activities	8,209	(179,060)	(389,429)	383,348	(176,932)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(134,240)	18,106	(16,716)	0	(132,850)
CASH AND CASH EQUIVALENTS, beginning of period	642,089	269,836	17,456	0	929,381

CASH AND CASH EQUIVALENTS, end of period	$507,849	$287,942	$740	$0	$796,531

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidated Statement of Cash Flows

Year Ended December 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$258,785	$(26,058)	$683,212	$(16,590)	$899,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(9,177)	(822,497)	0	(831,674)
Proceeds from affiliate debt	0	296,700	0	(296,700)	0
Issuance of affiliate debt	0	(465,000)	0	465,000	0
Other investing activities, net	(224,145)	(52,028)	(9,107)	0	(285,280)

Net cash used in investing activities	(224,145)	(229,505)	(831,604)	168,300	(1,116,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loan	0	0	465,000	(465,000)	0
Other financing activities, net	8,626	447,278	(320,156)	313,290	449,038

Net cash provided by (used in) financing activities	8,626	447,278	144,844	(151,710)	449,038

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,266	191,715	(3,548)	0	231,433
CASH AND CASH EQUIVALENTS, beginning of period	598,823	78,121	21,004	0	697,948

CASH AND CASH EQUIVALENTS, end of period	$642,089	$269,836	$17,456	$0	$929,381

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidated Statement of Cash Flows

Year Ended December 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(215,268)	$(295,634)	$778,327	$180,065	$447,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	15,269	(967,200)	(2,681)	(954,612)
Other investing activities, net	37	(334,456)	(5,244)	0	(339,663)

Net cash provided by (used in) investing activities	37	(319,187)	(972,444)	(2,681)	(1,294,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other financing activities, net	12,582	59,665	(200,338)	202,616	74,525
Proceeds from long-term loan	0	0	380,000	(380,000)	0

Net cash provided by (used in) financing activities	12,582	59,665	179,662	(177,384)	74,525

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(202,649)	(555,156)	(14,455)	0	(772,260)
CASH AND CASH EQUIVALENTS, beginning of period	801,472	633,277	35,459	0	1,470,208

CASH AND CASH EQUIVALENTS, end of period	$598,823	$78,121	$21,004	$0	$697,948

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

17.   Related-Party Transactions:

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 17% interest in a company that provides services to the Company’s customers, including handset insurance programs. Pursuant to the Company’s agreement with this related-party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related-party. Transactions associated with these services are included in various line items in the accompanying consolidated balance sheets and consolidated statements of income and comprehensive income. The Company had the following transactions with this related-party (in millions):

	Year Ended December 31,
	2010	2009	2008
Fees received by the Company as compensation for providing billing and collection services included in service revenues	$9.0	$7.6	$7.1
Handsets sold to the related-party included in equipment revenues	17.9	16.4	12.0

	2010	2009
Accruals for fees collected from customers included in accounts payable and accrued expenses	$4.9	$4.2
Receivables from the related-party included in other current assets	0.6	1.2

One of the Company’s current directors is the chairman of an equity firm that holds various investment funds affiliated with one of the Company’s greater than 5% stockholders. The equity firm is affiliated with a current director of a company that provides wireless caller ID with name services to the Company. Pursuant to an additional agreement with this related-party, the Company receives compensation for providing access to the Company’s line information database/calling name data storage to the related-party. Transactions associated with these services are included in various line items in the accompanying consolidated statements of income and comprehensive income. The Company had the following transactions with this related-party (in millions):

	Year Ended December 31,
	2010	2009	2008
Fees received by the Company as compensation for providing access to the Company’s line information database /calling name data storage included in service revenues	$2.7	$0	$0
Fees paid by the Company for wireless caller ID with name services included in cost of service	7.7	3.0	0.1

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 10% interest in a company that provides advertising services to the Company. The Company paid approximately $5.4 million, $5.4 million and $4.4 million to the company for these services during the years ended December 31, 2010, 2009 and 2008, respectively.

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own in the aggregate an approximate 56% interest in a company that provides DAS leases and maintenance to wireless carriers, including the Company. In addition, another of the Company’s current directors is a general partner of various investment funds which own in the aggregate an approximate 13% interest in the same company. These DAS leases are accounted for as capital or operating leases in the Company’s financial statements. Transactions associated with these leases are included in various line items in the accompanying consolidated balance sheets, consolidated statements of income and comprehensive income and consolidated statements of cash flows. The Company had the following transactions with this related party (in millions):

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
Operating lease payments and related expenses included in cost of service	$ 9.8	$ 13.8	$ 5.2
Capital lease maintenance expenses included in cost of service	4.6	2.5	0.2
DAS equipment depreciation included in depreciation expense	28.7	18.6	2.7
Capital lease interest included in interest expense	14.4	11.6	1.7
Capital lease payments included in financing activities	2.9	2.8	1.2

	2010	2009
Network service fees included in prepaid charges	$ 1.5	$ 2.3
DAS equipment included in property and equipment, net	366.4	257.0
Deferred network service fees included in other assets	9.9	22.1
Lease payments and related fees included in accounts payable and accrued expenses	2.9	4.9
Current portion of capital lease obligations included in current maturities of long-term debt	5.2	2.8
Non-current portion of capital lease obligations included in long-term debt, net	215.4	146.0
Deferred DAS service fees included in other long-term liabilities	1.2	1.3

18.   Supplemental Cash Flow Information:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash paid for interest	$255,960	$248,800	$177,210
Cash paid for income taxes	2,857	3,085	2,617

Non-cash investing and financing activities

The Company’s accrued purchases of property and equipment were approximately $102.6 million, $21.4 million and $161.9 million as of December 31, 2010, 2009 and 2008, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

During the years ended December 31, 2010 and 2009, the Company returned obsolete network infrastructure assets to one of its vendors in exchange for $24.4 million and $17.4 million in credit towards the purchase of additional network infrastructure assets with the vendor.

Assets acquired under capital lease obligations were $76.6 million, $92.2 million and $92.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During the year ended December 31, 2010 and 2009, the Company received $53.4 million and $52.3 million, respectively, in fair value of FCC licenses in exchanges with other parties.

The Company’s accrued assets acquired in asset acquisitions were $8.0 million as of December 31, 2010.

See Note 2 for the non-cash changes in the Company’s asset retirement obligations.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

19. Quarterly Financial Data (Unaudited):

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations for the interim periods. Summarized data for each interim period for the years ended December 31, 2010 and 2009 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$ 970,503	$ 1,012,536	$ 1,020,789	$ 1,065,525
Income from operations	105,231	198,412	207,934	207,321
Net income	22,661	79,915	77,287	13,552
Net income per common share — basic	$ 0.06	$ 0.22	$ 0.22	$ 0.04
Net income per common share — diluted	$ 0.06	$ 0.22	$ 0.22	$ 0.04

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$ 795,329	$ 859,612	$ 895,593	$ 929,981
Income from operations	131,487	115,773	158,207	129,821
Net income	43,973	26,196	73,550	33,125
Net income per common share — basic	$ 0.12	$ 0.07	$ 0.21	$ 0.10
Net income per common share — diluted	$ 0.12	$ 0.07	$ 0.21	$ 0.09

EXHIBIT INDEX

Exhibit No.	Description
2.1(a)

Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

2.1(b)	Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

3.1	Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

3.2(a)	Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.2 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

3.2(b)	Amendment No. 1 to Third Amended and Restated Bylaws of MetroPCS Communications (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on June 28, 2007, and incorporated by reference herein).

3.2(c)	Amendment No. 2 to the Third Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on November 13, 2008, and incorporated by reference herein).

3.3	MetroPCS Communications, Inc. Revised Code of Ethics. (Filed as Exhibit 14.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K, filed on February 08, 2008, and incorporated by reference herein).

4.1	Form of Certificate of MetroPCS Communications, Inc. Common Stock. (Filed as Exhibit 4.1 to Amendment No. 4 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on April 3, 2007, and incorporated by reference herein).

4.2	Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on March 30, 2007, and incorporated by reference herein).

10.1	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.2(a)	Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.2(b)

First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.2(c)

Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.3

Registration Rights Agreement, effective as of April 24, 2007, by and among MetroPCS Communications, Inc. and the stockholders listed therein. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on April 11, 2007, and incorporated by reference herein).

10.4

Form of Officer and Director Indemnification Agreement (Filed as Exhibit 10.4 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.5(a)†

General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(a) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.5(b)†

Amendment No. 1 to the General Purchase Agreement, effective as of September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(b) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

Exhibit No.	Description
10.5(c)†

Amendment No. 2 to the General Purchase Agreement, effective as of November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(c) to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.5(d)†	Amendment No. 3 to the General Purchase Agreement, effective as of December 3, 2007, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.4(d) to MetroPCS Communications, Inc’s Annual Report on Form 10-K filed on February 29, 2008, and incorporated by reference herein).

10.6(a)	Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner (Filed as Exhibit 10.12 to Amendment No. 2 to MetroPCS Communications, Inc.’s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.6(b)	Amendment and Restatement and Resignation and Appointment Agreement, dated as of July 16, 2010, by and among MetroPCS Wireless, Inc., as borrower, MetroPCS Communications, Inc. and certain of its subsidiaries named therein as guarantors, the several banks and other financial institutions or entities listed on the signature pages thereto as lenders, Bear Stearns Corporate Lending, Inc., as resigning administrative agent, and JPMorgan Chase Bank, N.A., as successor administrative agent (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on July 22, 2010, and incorporated by reference herein).

10.7†	Managed Services Agreement, entered into on September 15, 2008 and effective as of April 8, 2008, by and between MetroPCS Wireless, Inc. and Amdocs Software Systems Limited and Amdocs, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-33409) filed on November 10, 2008, and incorporated by reference herein).

10.8†	Master Procurement Agreement by and between MetroPCS Wireless, Inc. and Ericsson Inc. dated and effective as of September 10, 2009. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated by reference herein).

10.9(a)	MetroPCS Communications, Inc. Second Amended and Restated Non-Employee Director Remuneration Plan, effective January 1, 2008 (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2009, and incorporated by reference herein).

10.9(b)	MetroPCS Communications, Inc. Third Amended and Restated Non-Employee Director Remuneration Plan, effective March 11, 2010 (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2010, and incorporated by reference herein).

10.10	Form of Officer Cash Performance Award Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2009, and incorporated by reference herein).

10.11†	Master Services Agreement effective March 31, 2010 by and between MetroPCS Wireless, Inc. and InComm Holdings, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on May 10, 2010, and incorporated by reference herein).

10.12	MetroPCS Communications, Inc. Severance Plan and Summary Plan Description (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.13	Form Change in Control Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.14	Form Amendment to the MetroPCS Communications, Inc. Nonqualified Stock Option Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.3 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.15	Form Amendment to the MetroPCS Communications, Inc. Restricted Stock Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.4 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.16	Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.5 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

Exhibit No.	Description

10.17	MetroPCS Communications Inc. 2010 Equity Incentive Compensation Plan (Filed as Annex A to MetroPCS Communications, Inc. Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders filed on Schedule 14A with the Commission on April 19, 2010, and incorporated by reference herein).

10.18	Underwriting Agreement, dated as of September 7, 2010, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities LLC, as representative of the several underwriters named therein (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on September 10, 2010, and incorporated by reference herein).

10.19(a)	Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.1 MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on September 21, 2010, and incorporated by reference herein).

10.19(b)	First Supplemental Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.2 MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on September 21, 2010, and incorporated by reference herein).

10.19(c)	Second Supplemental Indenture, dated November 17, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.1 MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on November 17, 2010, and incorporated by reference herein).

10.19(d)*	Third Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee

10.19(e)*	Fourth Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee

10.20	Underwriting Agreement, dated as of November 5, 2010, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities LLC (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.’s Current Report on Form 8-K filed on November 12, 2010, and incorporated by reference herein).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.

31.1*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Roger D. Linquist, President, Chief Executive Officer and Chairman of the Board of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of J. Braxton Carter, Executive Vice President and Chief Financial Officer of MetroPCS Communications, Inc. pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	XBRL Instance Document

*	Filed herewith.
†	Confidential Treatment requested