Form 10-Q
period 2011-03-31
METROPCS COMMUNICATIONS INC
filed 2011-05-06
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On April 29, 2011, there were 358,760,901 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q

*	No reportable information under this item.

Item 1. Financial Statements

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

(Unaudited)

	December 31,	December 31,
	March 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$1,321,550	$796,531
Short-term investments	337,401	374,862
Inventories	285,849	161,049
Accounts receivable (net of allowance for uncollectible accounts of $2,906 and $2,494 at March 31, 2011 and December 31, 2010, respectively)	56,640	58,056
Prepaid expenses	60,769	50,477
Deferred charges	102,163	83,485
Deferred tax assets	6,290	6,290
Other current assets	58,848	63,135

Total current assets	2,229,510	1,593,885

Property and equipment, net	3,738,733	3,659,445
Restricted cash and investments	2,876	2,876
Long-term investments	19,314	16,700
FCC licenses	2,537,135	2,522,241
Other assets	120,739	123,433

Total assets	$8,648,307	$7,918,580

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$609,160	$521,788
Current maturities of long-term debt	27,536	21,996
Deferred revenue	242,013	224,471
Other current liabilities	25,015	34,165

Total current liabilities	903,724	802,420

Long-term debt, net	4,255,064	3,757,287
Deferred tax liabilities	677,841	643,058
Deferred rents	105,458	101,411
Other long-term liabilities	73,667	72,828

Total liabilities	6,015,754	5,377,004

COMMITMENTS AND CONTINGENCIES (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at March 31, 2011 and December 31, 2010	0	0
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 358,192,717 and 355,318,666 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	36	36
Additional paid-in capital	1,720,343	1,686,761
Retained earnings	914,486	858,108
Accumulated other comprehensive income (loss)	2,058	(1,415)
Less treasury stock, at cost, 404,265 and 237,818 treasury shares at March 31, 2011 and December 31, 2010, respectively	(4,370)	(1,914)

Total stockholders’ equity	2,632,553	2,541,576

Total liabilities and stockholders’ equity	$8,648,307	$7,918,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share information)

(Unaudited)

	$1,050,217	$1,050,217
	For the three months ended March 31,
	2011	2010
REVENUES:
Service revenues	$1,050,217	$853,283
Equipment revenues	144,160	117,220

Total revenues	1,194,377	970,503

OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $111,828 and $94,944 shown separately below)	341,417	284,652
Cost of equipment	409,262	313,738
Selling, general and administrative expenses (excluding depreciation and amortization expense of $16,867 and $12,857 shown separately below)	169,771	159,909
Depreciation and amortization	128,695	107,801
Gain on disposal of assets	(105)	(828)

Total operating expenses	1,049,040	865,272

Income from operations	145,337	105,231

OTHER EXPENSE (INCOME):
Interest expense	56,561	67,482
Interest income	(515)	(464)
Other (income) expense, net	(255)	455

Total other expense	55,791	67,473

Income before provision for income taxes	89,546	37,758

Provision for income taxes	(33,168)	(15,097)

Net income	$56,378	$22,661

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $62 and $20, respectively	99	32
Unrealized gains (losses) on cash flow hedging derivatives, net of tax of $376 and tax benefit of $3,779, respectively	600	(6,027)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $65 and $50, respectively	(103)	(79)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax benefit of $1,780 and $4,222, respectively	2,877	6,734

Total other comprehensive income	3,473	660

Comprehensive income	$59,851	$23,321

Net income per common share:
Basic	$0.16	$0.06

Diluted	$0.15	$0.06

Weighted average shares:
Basic	356,988,270	352,782,898

Diluted	361,406,194	354,003,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	$1,321,550	$1,321,550
	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,378	$22,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,695	107,801
Provision for (recovery of) uncollectible accounts receivable	166	(28)
Deferred rent expense	4,094	5,535
Cost of abandoned cell sites	56	535
Stock-based compensation expense	11,284	11,416
Non-cash interest expense	1,993	3,134
Gain on disposal of assets	(105)	(828)
Gain on sale of investments	(168)	(129)
Accretion (reduction) of asset retirement obligations	1,313	(113)
Other non-cash expense	0	470
Deferred income taxes	32,257	14,177
Changes in assets and liabilities:
Inventories	(124,800)	29,807
Accounts receivable, net	1,250	(1,274)
Prepaid expenses	(10,306)	(21,149)
Deferred charges	(18,679)	(7,899)
Other assets	8,645	(475)
Accounts payable and accrued expenses	28,083	43,724
Deferred revenue	17,542	16,148
Other liabilities	615	1,519

Net cash provided by operating activities	138,313	225,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(187,032)	(139,295)
Change in prepaid purchases of property and equipment	(10,371)	2,602
Proceeds from sale of property and equipment	573	231
Purchase of investments	(162,378)	(162,372)
Proceeds from maturity of investments	200,000	112,500
Change in restricted cash and investments	0	1,500
Acquisitions of FCC licenses and microwave clearing costs	(1,528)	(196)
Cash used in asset acquisitions	(8,000)	0

Net cash used in investing activities	(168,736)	(185,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	52,887	(49,523)
Proceeds from debt issuance, net of discount	497,500	0
Debt issuance costs	(6,830)	0
Repayment of debt	(5,250)	(4,000)
Payments on capital lease obligations	(2,940)	(667)
Purchase of treasury stock	(2,456)	(626)
Proceeds from exercise of stock options	22,531	7

Net cash provided by (used in) financing activities	555,442	(54,809)

INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	525,019	(14,807)
CASH AND CASH EQUIVALENTS, beginning of period	796,531	929,381

CASH AND CASH EQUIVALENTS, end of period	$1,321,550	$914,574

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

The condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended March 31, 2011 and 2010, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company has thirteen operating segments based on geographic region within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280 (Topic 280, “Segment Reporting”), the Company aggregates its thirteen operating segments into one reportable segment.

Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company offers a family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports regulatory fees for the tax inclusive plans in cost of service on the accompanying condensed consolidated statements of income and comprehensive income. When the Company separately assesses these regulatory fees on its customers, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying condensed consolidated statements of income and comprehensive income. For the three months ended March 31, 2011 and 2010, the Company recorded $18.0 million and $23.2 million, respectively, of FUSF, E-911 and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying condensed consolidated statements of income and comprehensive income.

During the three months ended March 31, 2011, the Company granted stock options to purchase an aggregate of 3,804,116 shares of the Company’s common stock to certain employees. The stock options granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly basis thereafter. The grant date fair value of these options approximated $24.9 million. In addition, during the three months ended March 31, 2011, the Company issued 1,600,626 restricted stock awards to certain employees. The restricted stock awards granted to employees generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a quarterly basis thereafter. The Company determined the grant-date fair value of the restricted stock awards granted to be $23.0 million.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted on a prospective basis FASB Accounting Standards Update No. 2009-13 “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which amended the methodology upon which companies allocated revenue within arrangements with multiple deliverables, allowing for allocation based upon a selling price hierarchy that permits the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-deliverable arrangement where neither vendor specific objective evidence nor third-party evidence is available for that deliverable, eliminating the residual method.

The Company has determined that the sale of wireless services through its direct and indirect sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. The Company divides these arrangements into separate units of accounting, and allocates the consideration between the handset and the wireless service. Under the amended provisions of ASU 2009-13, the amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

specific performance conditions (the “non-contingent amount”). The Company considered its customer service policies and historical practices and concluded that the amount of consideration received related to service revenue is contingent upon delivery of the wireless service as the customer may receive a service credit if the Company did not deliver the service. Any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer as it represents the non-contingent amount. Delivery of the wireless service generally occurs over the one month period following delivery and acceptance of the equipment by the customer as the Company does not require its customers to enter into long-term contracts. The fair value allocable to the undelivered wireless service element is based on the monthly service amounts charged to customers in the months following their initial month of service. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

2.	Asset Acquisition:

In October 2010, the Company entered into an asset purchase agreement to acquire 10 MHz of AWS spectrum and certain related network assets adjacent to the Northeast metropolitan areas for a total purchase price of $49.5 million. In November 2010, the Company closed on the acquisition of the network assets and paid a total of $41.1 million in cash. In February 2011, the Company closed on the acquisition of the 10 MHz of AWS spectrum and paid $8.0 million in cash. The Company used the relative fair values of the assets acquired to allocate the purchase price, of which $35.6 million was allocated to property and equipment and $13.9 million was allocated to Federal Communications Commission (“FCC”) licenses.

3.	Short-term Investments:

The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include U.S. Treasury securities with an original maturity of over 90 days. Unrealized gains, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period. The U.S. Treasury Securities reported as of March 31, 2011 have contractual maturities of less than one year.

Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of March 31, 2011
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$0	$(5)	$2
U.S. Treasury Securities	337,227	172	0	337,399

Total short-term investments	$337,234	$172	$(5)	$337,401

	As of December 31, 2010
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity Securities	$7	$0	$(6)	$1
U.S. Treasury Securities	374,681	180	0	374,861

Total short-term investments	$374,688	$180	$(6)	$374,862

4.	Derivative Instruments and Hedging Activities:

In March 2009, MetroPCS Wireless, Inc. (“Wireless”) entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure under Wireless’ senior secured credit facility, as amended (the “Senior Secured Credit Facility”). These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 5.952%. These agreements expire on February 1, 2012.

In October 2010, Wireless entered into three separate two-year interest rate protection agreements to manage its interest rate risk exposure under its Senior Secured Credit Facility. These agreements will be effective on February 1, 2012 and will cover a notional amount of $950.0 million and effectively convert this portion of Wireless’ variable

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

rate debt to fixed rate debt at a weighted average annual rate of 4.933%. The monthly interest settlement periods will begin on February 1, 2012. These agreements expire on February 1, 2014.

In April 2011, Wireless entered into three separate three-year interest rate protection agreements to manage its interest rate risk exposure under its Senior Secured Credit Facility. These agreements were effective on April 15, 2011 and cover a notional amount of $450.0 million and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 5.242%. The monthly interest settlement periods began on April 15, 2011. These agreements expire on April 15, 2014.

Interest rate protection agreements are entered into to manage interest rate risk associated with Wireless’ variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three months ended March 31, 2011, the change in fair value did not result in ineffectiveness.

At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $15.7 million of net losses that are reported in accumulated other comprehensive income at March 31, 2011 are expected to be reclassified into earnings within the next 12 months.

Cross-default Provisions

Wireless’ interest rate protection agreements contain cross-default provisions to its Senior Secured Credit Facility. Wireless’ Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the facility. If Wireless were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position on March 31, 2011 is $14.8 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of March 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Long-term investments	$12,995	Long-term investments	$10,381
Interest rate protection agreements	Other current liabilities	(15,652)	Other current liabilities	(17,508)
Interest rate protection agreements	Other long-term liabilities	0	Other long-term liabilities	(1,182)

Total derivatives designated as hedging instruments under ASC 815		$(2,657)		$(8,309)

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income

For the Three Months Ended March 31,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010

Interest rate protection agreements	$976	$(9,806)	Interest expense	$(4,676)	$(10,956)

5.	Intangible Assets:

The Company operates wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband services. The Company holds personal communications services (“PCS”) licenses, advanced wireless services (“AWS”) licenses, and 700 MHz licenses granted or acquired on various dates. The PCS licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of the Company’s licensed spectrum if the Company’s use of its spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurs costs related to microwave relocation in constructing its PCS and AWS networks. FCC Licenses and related microwave relocation costs are recorded at cost.

The change in the carrying value of intangible assets during the three months ended March 31, 2011 is as follows (in thousands):

	FCC Licenses	Microwave Relocation Costs
Balance at January 1, 2011	$2,500,192	$22,049
Additions	13,925	969
Disposals	0	0

Balance at March 31, 2011	$2,514,117	$23,018

Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. As such, under the provisions of ASC 350, (Topic 350, “Intangibles-Goodwill and Other”), the Company does not amortize its PCS, AWS and 700 MHz licenses and microwave relocation costs (collectively, its “indefinite-lived intangible assets”) as they are considered to have indefinite lives and together represent the cost of the Company’s spectrum.

In accordance with the requirements of ASC 350, the Company performs its annual indefinite-lived intangible assets impairment test as of each September 30th or more frequently if events or changes in circumstances indicate that the carrying value of the indefinite-lived intangible assets might be impaired. The impairment test consists of a comparison of estimated fair value with the carrying value. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible assets and charged to results of operations. No impairment was recognized as a result of the test performed at September 30, 2010. Further, there have been no subsequent indicators of impairment including those indicated in ASC 360 (Topic 360, “Property, Plant, and Equipment”). Accordingly, no subsequent interim impairment tests were performed.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

6.	Long-term Debt:

Long-term debt consisted of the following (in thousands):

	December 31,	December 31,
	March 31, 2011	December 31, 2010
Senior Secured Credit Facility	$2,026,750	$1,532,000
7 7/8% Senior Notes	1,000,000	1,000,000
6 5/8% Senior Notes	1,000,000	1,000,000
Capital Lease Obligations	265,223	254,336

Total long-term debt	4,291,973	3,786,336
Add: unamortized discount on debt	(9,373)	(7,053)

Total debt	4,282,600	3,779,283
Less: current maturities	(27,536)	(21,996)

Total long-term debt	$4,255,064	$3,757,287

7 7/8% Senior Notes due 2018

In September 2010, Wireless completed the sale of $1.0 billion of principal amount of 7 7/8% Senior Notes due 2018 (“7 7/8% Senior Notes”). The terms of the 7 7/8% Senior Notes are governed by the indenture, the first supplemental indenture, dated September 21, 2010, and the third supplemental indenture, dated December 23, 2010, among Wireless, the guarantors party thereto and the trustee. The net proceeds of the sale of the 7 7/8% Senior Notes were $974.0 million after underwriter fees, discounts and other debt issuance costs of $26.0 million.

6 5/8% Senior Notes due 2020

In November 2010, Wireless completed the sale of $1.0 billion of principal amount of 6 5/8% Senior Notes due 2020 (“6 5/8% Senior Notes”). The terms of the 6 5/8% Senior Notes are governed by the indenture, the second supplemental indenture, dated November 17, 2010, and the fourth supplemental indenture, dated December 23, 2010, among Wireless, the guarantors party thereto and the trustee. The net proceeds of the sale of the 6 5/8% Senior Notes were $988.1 million after underwriter fees, discounts and other debt issuance costs of approximately $11.9 million.

Senior Secured Credit Facility

In November 2006, Wireless entered into the Senior Secured Credit Facility, which consisted of a $1.6 billion term loan facility and a $100.0 million revolving credit facility. In November 2006, Wireless borrowed $1.6 billion under the Senior Secured Credit Facility. The term loan facility is repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion. The term loan facility will mature in November 2013 and the revolving credit facility will mature in November 2011.

In July 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement (the “Amendment”) which amended and restated the Senior Secured Credit Facility. The Amendment amended the Senior Secured Credit Facility to, among other things, extend the maturity of $1.0 billion of existing term loans (“Tranche B-2 Term Loans”) under the Senior Secured Credit Facility to November 2016, increase the interest rate to LIBOR plus 3.50% on the extended portion only and reduce the revolving credit facility from $100.0 million to $67.5 million. The remaining term loans (“Tranche B-1 Term Loans”) under the Senior Secured Credit Facility will mature in November 2013 and the interest rate continues to be LIBOR plus 2.25%. This modification did not result in a loss on extinguishment of debt.

In March 2011, Wireless entered into an Amendment and Restatement Agreement (the “New Amendment”) which further amends and restates the Senior Secured Credit Facility. The New Amendment amended the Senior Secured Credit Facility to, among other things, provide for a new tranche of term loans in the amount of $500.0 million (“Tranche B-3 Term Loans”), with an interest rate of LIBOR plus 3.75% which will mature in March 2018, and increase the interest rate to LIBOR plus 3.821% on the existing Tranche B-1 and Tranche B-2 Term Loans. The

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Tranche B-3 Term Loans are repayable in quarterly installments of $1.25 million. In addition, the aggregate amount of revolving credit facility was increased from $67.5 million to $100.0 million and the maturity of the revolving credit facility was extended to March 2016. The net proceeds from the Tranche B-3 Term Loans were $490.2 million after underwriter fees, discounts and other debt issuance costs of approximately $9.8 million, of which $0.5 million was included in accounts payable and accrued expenses at March 31, 2011.

The facilities under the Senior Secured Credit Facility are guaranteed by MetroPCS, MetroPCS, Inc. and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries. The Senior Secured Credit Facility contains customary events of default, including cross-defaults. The obligations under the Senior Secured Credit Facility are also secured by the capital stock of Wireless as well as substantially all of Wireless’ present and future assets and the capital stock and substantially all of the assets of each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions).

The New Amendment modified certain limitations under the Senior Secured Credit Facility, including limitations on its ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. In addition, Wireless is no longer subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio, except under certain circumstances.

The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The weighted average rate as of March 31, 2011 was 5.022%, which includes the impact of our interest rate protection agreements (See Note 4).

Capital Lease Obligations

The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2026. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of March 31, 2011, the Company had approximately $265.2 million of capital lease obligations, with $6.5 million and $258.7 million recorded in current maturities of long-term debt and long-term debt, respectively.

7.	Fair Value Measurements:

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

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Included in the Company’s cash equivalents are investments in money market funds consisting of U.S. Treasury securities with an original maturity of 90 days or less. Included in the Company’s short-term investments are securities classified as available-for-sale, which are stated at fair value. The securities include U.S. Treasury securities with an original maturity of over 90 days. Fair value is determined based on observable quotes from banks and unadjusted quoted market prices from identical or similar securities in an active market at the reporting date. Significant inputs to the valuation are observable in the active markets and are classified as Level 1 in the hierarchy.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2011, as required by ASC 820 (in thousands):

	$1,319,716	$1,319,716	$1,319,716	$1,319,716
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,319,716	$0	$0	$1,319,716
Short-term investments	337,401	0	0	337,401
Restricted cash and investments	2,876	0	0	2,876
Long-term investments	0	0	6,319	6,319
Derivative assets	0	12,995	0	12,995

Total assets measured at fair value	$1,659,993	$12,995	$6,319	$1,679,307

Liabilities
Derivative liabilities	$0	$15,652	$0	$15,652

Total liabilities measured at fair value	$0	$15,652	$0	$15,652

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010, as required by ASC 820 (in thousands):

	$1,182,267	$1,182,267	$1,182,267	$1,182,267
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$787,829	$0	$0	$787,829
Short-term investments	374,862	0	0	374,862
Restricted cash and investments	2,876	0	0	2,876
Long-term investments	0	0	6,319	6,319
Derivative assets	0	10,381	0	10,381

Total assets measured at fair value	$1,165,567	$10,381	$6,319	$1,182,267

Liabilities
Derivative liabilities	$0	$18,690	$0	$18,690

Total liabilities measured at fair value	$0	$18,690	$0	$18,690

The following table summarizes the changes in fair value of the Company’s net derivative liabilities included in Level 2 assets (in thousands):

	$2,657	$2,657
Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	Three Months Ended March 31,
	2011	2010
Beginning balance	$8,309	$24,859
Total losses (realized or unrealized):
Included in earnings (1)	4,676	10,956
Included in accumulated other comprehensive income (loss)	976	(9,806)
Transfers in and/or out of Level 2	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$2,657	$23,709

(1)	Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

The following table summarizes the changes in fair value of the Company’s Level 3 assets (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Three Months Ended March 31,
	2011	2010
Beginning balance	$6,319	$6,319
Total losses (realized or unrealized):
Included in earnings	0	0
Included in accumulated other comprehensive income (loss)	0	0
Transfers in and/or out of Level 3	0	0
Purchases, sales, issuances and settlements	0	0

Ending balance	$6,319	$6,319

The carrying value of the Company’s financial instruments, with the exception of long-term debt including current maturities, reasonably approximate the related fair values as of March 31, 2011 and December 31, 2010. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of March 31, 2011, the carrying value and fair value of long-term debt, including current maturities, were $4.0 billion and approximately $4.1 billion, respectively. As of December 31, 2010, the carrying value and fair value of long-term debt, including current maturities, were $3.5 billion and $3.5 billion, respectively.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at March 31, 2011 and December 31, 2010 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

8.	Net Income Per Common Share:

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2011	2010
Basic EPS:
Net income applicable to common stock	$56,378	$22,661
Amount allocable to common shareholders	99.2%	99.2%

Rights to undistributed earnings	$55,904	$22,477

Weighted average shares outstanding—basic	356,988,270	352,782,898

Net income per common share—basic	$0.16	$0.06

Diluted EPS:
Rights to undistributed earnings	$55,904	$22,477

Weighted average shares outstanding—basic	356,988,270	352,782,898
Effect of dilutive securities:
Stock options	4,417,924	1,220,643

Weighted average shares outstanding—diluted	361,406,194	354,003,541

Net income per common share—diluted	$0.15	$0.06

In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. During the three months ended March 31, 2011 and 2010, the Company issued restricted stock awards. Unvested shares of restricted stock are participating securities such that they have rights to receive forfeitable dividends. In accordance with ASC 260, the unvested restricted stock was considered a “participating security” for purposes of computing earnings per common share and was therefore included in the computation of basic and diluted earnings per common share.

Under the restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the three months ended March 31, 2011 and 2010, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the three months ended March 31, 2011 and 2010, approximately 3.0 million and 2.9 million, respectively, of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.

For the three months ended March 31, 2011 and 2010, 16.7 million and 29.3 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

9.	Commitments and Contingencies:

The Company has entered into pricing agreements with various handset manufacturers for the purchase of wireless handsets at specified prices. The terms of these agreements expire on various dates through March 31, 2012. The total aggregate commitment outstanding under these pricing agreements is $70.2 million.

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Litigation

The Company is involved in litigation from time to time, including litigation regarding intellectual property claims, that it considers to be in the normal course of business. Legal proceedings are inherently unpredictable, and the matters in which the Company is involved often present complex legal and factual issues. The Company intends to vigorously pursue defenses in all matters in which it is involved and engage in discussions where possible to resolve these matters on terms favorable to the Company. The Company believes that any amounts for which it is allegedly liable are not necessarily meaningful indicators of the Company’s potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved. It is possible, however, that the Company’s business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, significant settlement costs and/or unfavorable damage awards relating to such matters. The Company is not currently party to any pending legal proceedings that it believes could, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company, certain current officers and a director, or collectively the “defendants,” have been named as defendants in a securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff alleged that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about the Company’s business, prospects and operations. The claims were based upon various alleged public statements made during the period from February 26, 2009 through November 4, 2009. On March 28, 2011, the Court granted the Company’s motion to dismiss on all claims in the class action, and the Court entered judgment against Plaintiff.

10.	Supplemental Cash Flow Information:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash paid for interest	$52,038	$27,329
Cash paid for income taxes	427	4

Non-cash investing and financing activities

The Company’s accrued purchases of property and equipment were $ 116.2 million and $64.1 million as of March 31, 2011 and 2010, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

Assets acquired under capital lease obligations were $12.5 million and $8.9 million for the three months ended March 31, 2011 and 2010, respectively.

11.	Related-Party Transactions:

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own interest in a company that provides services to the Company’s customers, including handset insurance programs. Pursuant to the Company’s agreement with this related-party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related-party. In addition, the Company receives compensation for selling handsets to the related-party.

One of the Company’s current directors is the chairman of an equity firm that owns interest in a company that provides wireless caller ID with name services to the Company. Pursuant to an

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

additional agreement with this related-party, the Company receives compensation for providing access to the Company’s line information database/calling name data storage to the related-party.

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own interest in a company that provides advertising services to the Company.

One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own interest in a company that provides DAS leases and maintenance to wireless carriers, including the Company. In addition, another of the Company’s current directors is a general partner of various investment funds which own interest in the same company. These DAS leases are accounted for as capital or operating leases in the Company’s financial statements.

Transactions associated with the related parties described above are included in various line items in the accompanying condensed consolidated balance sheets, condensed consolidated statements of income and comprehensive income, and condensed consolidated statements of cash flows. The following tables summarize the transactions with related-parties (in millions):

	March 31, 2011	December 31, 2010
Network service fees included in prepaid charges	$1.5	$1.5
Receivables from related-party included in other current assets	2.2	0.6
DAS equipment included in property and equipment, net	360.1	366.4
Deferred network service fees included in other assets	9.5	9.9
Payments due to related-party included in accounts payable and accrued expenses	7.9	7.8
Current portion of capital lease obligations included in current maturities of long-term debt	5.7	5.2
Non-current portion of capital lease obligations included in long-term debt, net	226.0	215.4
Deferred DAS service fees included in other long-term liabilities	1.3	1.2

	Three Months Ended March 31,
	2011	2010
Fees received by the Company as compensation included in service revenues	$3.5	$2.3
Fees received by the Company as compensation included in equipment revenues	4.6	3.1
Fees paid by the Company for services and related expenses included in cost of service	4.1	4.8
Fees paid by the Company for services included in selling general and administrative expenses	1.7	1.8
DAS equipment depreciation included in depreciation expense	8.8	5.4
Capital lease interest included in interest expense	4.6	3.5
Capital lease payments included in financing activities	2.7	0.6

12.	Guarantor Subsidiaries:

In connection with Wireless’ 7 7/8% Senior Notes, 6 5/8% Senior Notes, and the Senior Secured Credit Facility, MetroPCS, together with its wholly owned subsidiaries, MetroPCS Inc., and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees which are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility, the indentures and the supplemental indentures relating to the 7 7/8% Senior Notes and 6 5/8% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility, the indentures and the supplemental indentures.

Prior to December 2010, Royal Street Communications, LLC and its subsidiaries (“Royal Street Communications”) and MetroPCS Finance, Inc. (“MetroPCS Finance”) (the “non-guarantor subsidiaries”) were not guarantors of the 9 1/4% Senior Notes, 7 7/8% Senior Notes, 6 5/8% Senior Notes or the Senior Secured Credit Facility. In December 2010, Wireless completed the acquisition of the remaining 15% limited liability company member interest in Royal Street Communications, making Royal Street Communications a wholly-owned subsidiary. In addition, MetroPCS Finance was dissolved. Therefore, the Company no longer had any non-guarantors of any of its

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

outstanding debt as of December 31, 2010. As a result, the comparative historical condensed consolidating financial information has been revised to present this information as if the new guarantor structure existed for all periods presented with the results of Royal Street Communications and MetroPCS Finance being reported as guarantor subsidiaries.

The following information presents condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, condensed consolidating statements of income for the three months ended March 31, 2011 and 2010, and condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010 of the parent company (MetroPCS), the issuer (Wireless), and the guarantor subsidiaries. Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

Condensed Consolidated Balance Sheet

As of March 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$1,077,442	$243,371	$737	$0	$1,321,550
Short-term investments	337,401	0	0	0	337,401
Inventories	0	268,734	17,115	0	285,849
Deferred charges	0	102,163	0	0	102,163
Advances to subsidiaries	147,144	922,780	0	(1,069,924)	0
Other current assets	380	86,861	95,306	0	182,547

Total current assets	1,562,367	1,623,909	113,158	(1,069,924)	2,229,510
Property and equipment, net	0	229,084	3,509,649	0	3,738,733
Long-term investments	6,319	12,995	0	0	19,314
Investment in subsidiaries	1,065,644	4,136,791	0	(5,202,435)	0
FCC licenses	0	3,800	2,533,335	0	2,537,135
Other assets	0	89,941	33,674	0	123,615

Total assets	$2,634,330	$6,096,520	$6,189,816	$(6,272,359)	$8,648,307

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$0	$261,215	$347,945	$0	$609,160
Advances from subsidiaries	0	0	1,069,924	(1,069,924)	0
Other current liabilities	0	91,618	202,946	0	294,564

Total current liabilities	0	352,833	1,620,815	(1,069,924)	903,724
Long-term debt	0	3,996,377	258,687	0	4,255,064
Deferred credits	1,777	674,316	107,206	0	783,299
Other long-term liabilities	0	7,350	66,317	0	73,667

Total liabilities	1,777	5,030,876	2,053,025	(1,069,924)	6,015,754
STOCKHOLDERS’ EQUITY:
Common stock	36	0	0	0	36
Other stockholders’ equity	2,632,517	1,065,644	4,136,791	(5,202,435)	2,632,517

Total stockholders’ equity	2,632,553	1,065,644	4,136,791	(5,202,435)	2,632,553

Total liabilities and stockholders’ equity	$2,634,330	$6,096,520	$6,189,816	$(6,272,359)	$8,648,307

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Condensed Consolidated Balance Sheet

As of December 31, 2010

	Consolidated	Consolidated	Consolidated	Consolidated	Consolidated
	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$507,849	$287,942	$740	$0	$796,531
Short-term investments	374,862	0	0	0	374,862
Inventories	0	145,260	15,789	0	161,049
Deferred charges	0	89,775	0	0	89,775
Advances to subsidiaries	647,701	462,518	0	(1,110,219)	0
Other current assets	94	81,557	90,017	0	171,668

Total current assets	1,530,506	1,067,052	106,546	(1,110,219)	1,593,885
Property and equipment, net	0	246,249	3,413,196	0	3,659,445
Long-term investments	6,319	10,381	0	0	16,700
Investment in subsidiaries	1,006,295	3,994,553	0	(5,000,848)	0
FCC licenses	0	3,800	2,518,441	0	2,522,241
Other assets	0	75,085	51,224	0	126,309

Total assets	$2,543,120	$5,397,120	$6,089,407	$(6,111,067)	$7,918,580

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$0	$150,994	$370,794	$0	$521,788
Advances from subsidiaries	0	0	1,110,219	(1,110,219)	0
Other current liabilities	0	82,684	197,948	0	280,632

Total current liabilities	0	233,678	1,678,961	(1,110,219)	802,420
Long-term debt	0	3,508,948	248,339	0	3,757,287
Deferred credits	1,544	639,766	103,159	0	744,469
Other long-term liabilities	0	8,433	64,395	0	72,828

Total liabilities	1,544	4,390,825	2,094,854	(1,110,219)	5,377,004
STOCKHOLDERS’ EQUITY:
Common stock	36	0	0	0	36
Other stockholders’ equity	2,541,540	1,006,295	3,994,553	(5,000,848)	2,541,540

Total stockholders’ equity	2,541,576	1,006,295	3,994,553	(5,000,848)	2,541,576

Total liabilities and stockholders’ equity	$2,543,120	$5,397,120	$6,089,407	$(6,111,067)	$7,918,580

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Condensed Consolidated Statement of Income

Three Months Ended March 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$0	$4,483	$1,197,944	$(8,050)	$1,194,377
OPERATING EXPENSES:
Cost of revenues	0	4,302	754,427	(8,050)	750,679
Selling, general and administrative expenses	0	187	169,584	0	169,771
Other operating expenses	0	94	128,496	0	128,590

Total operating expenses	0	4,583	1,052,507	(8,050)	1,049,040

(Loss) income from operations	0	(100)	145,437	0	145,337
OTHER EXPENSE (INCOME):
Interest expense	0	52,376	4,185	0	56,561
Interest income	(506)	(7)	(2)	0	(515)
Other expense (income), net	0	0	(255)	0	(255)
Earnings from consolidated subsidiaries	(55,872)	(142,238)	0	198,110	0

Total other (income) expense	(56,378)	(89,869)	3,928	198,110	55,791
Income (loss) before provision for income taxes	56,378	89,769	141,509	(198,110)	89,546
Provision for income taxes	0	(33,897)	729	0	(33,168)

Net income (loss)	$56,378	$55,872	$142,238	$(198,110)	$56,378

Condensed Consolidated Statement of Income

Three Months Ended March 31, 2010

	Consolidated	Consolidated	Consolidated	Consolidated	Consolidated
	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$0	$3,136	$1,016,033	$(48,666)	$970,503
OPERATING EXPENSES:
Cost of revenues	0	3,031	644,025	(48,666)	598,390
Selling, general and administrative expenses	0	105	159,804	0	159,909
Other operating expenses	0	32	106,941	0	106,973

Total operating expenses	0	3,168	910,770	(48,666)	865,272

(Loss) income from operations	0	(32)	105,263	0	105,231
OTHER EXPENSE (INCOME):
Interest expense	0	65,179	40,343	(38,040)	67,482
Interest income	(456)	(38,043)	(846)	38,881	(464)
Other expense (income), net	0	455	841	(841)	455
Earnings from consolidated subsidiaries	(22,205)	(64,925)	0	87,130	0

Total other (income) expense	(22,661)	(37,334)	40,338	87,130	67,473
Income (loss) before provision for income taxes	22,661	37,302	64,925	(87,130)	37,758
Provision for income taxes	0	(15,097)	0	0	(15,097)

Net income (loss)	$22,661	$22,205	$64,925	$(87,130)	$22,661

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$55,924	$(27,413)	$307,912	$(198,110)	$138,313
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(4,815)	(182,217)	0	(187,032)
Purchase of investments	(162,378)	0	0	0	(162,378)
Proceeds from maturity of investments	200,000	0	0	0	200,000
Investment in subsidiaries	(55,872)	(142,238)	0	198,110	0
Change in advances – affiliates	511,844	(398,041)	0	(113,803)	0
Other investing activities, net	0	(10,371)	(8,955)	0	(19,326)

Net cash provided by (used in) investing activities	493,594	(555,465)	(191,172)	84,307	(168,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	0	497,500	0	0	497,500
Change in advances – affiliates	0	0	(113,803)	113,803	0
Repayment of debt	0	(5,250)	0	0	(5,250)
Other financing activities, net	20,075	46,057	(2,940)	0	63,192

Net cash provided by (used in) financing activities	20,075	538,307	(116,743)	113,803	555,442

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	569,593	(44,571)	(3)	0	525,019
CASH AND CASH EQUIVALENTS, beginning of period	507,849	287,942	740	0	796,531

CASH AND CASH EQUIVALENTS, end of period	$1,077,442	$243,371	$737	$0	$1,321,550

MetroPCS Communications, Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2010

	Consolidated	Consolidated	Consolidated	Consolidated	Consolidated
	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$911	$141,587	$88,701	$(6,167)	$225,032
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(4,182)	(135,113)	0	(139,295)
Purchase of investments	(162,372)	0	0	0	(162,372)
Proceeds from maturity of investments	112,500	0	0	0	112,500
Proceeds from affiliate debt	0	106,975	0	(106,975)	0
Issuance of affiliate debt	0	(163,000)	0	163,000	0
Other investing activities, net	0	4,102	35	0	4,137

Net cash (used in) provided by investing activities	(49,872)	(56,105)	(135,078)	56,025	(185,030)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loan	0	0	163,000	(163,000)	0
Repayment of debt	0	(4,000)	(106,975)	106,975	(4,000)
Other financing activities, net	(619)	(50,015)	(6,342)	6,167	(50,809)

Net cash (used in) provided by financing activities	(619)	(54,015)	49,683	(49,858)	(54,809)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,580)	31,467	3,306	0	(14,807)
CASH AND CASH EQUIVALENTS, beginning of period	642,089	269,836	17,456	0	929,381

CASH AND CASH EQUIVALENTS, end of period	$592,509	$301,303	$20,762	$0	$914,574

13.	Subsequent Events:

On April 21, 2011, the Company entered into a capital lease arrangement with a related-party in which the Company has future minimum rental payments of approximately $51.5 million for a term of fifteen years.

On May 2, 2011, Wireless announced that it had launched a $0.6 billion incremental term loan to its existing Senior Secured Credit Facility. Wireless will use the proceeds to repay all of its existing outstanding Tranche B-1 Term Loans and will use the remainder of the proceeds for general corporate purposes, including opportunistic spectrum acquisitions. The transaction is expected to close in mid-May of 2011, subject to market and other customary conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs, opinions and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include our expectations of customer growth, the effect of seasonality on our business, the importance of our key non-GAAP financial measures, opportunities to enhance current operating segments, whether existing cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations, our belief that increased services areas and capacity will improve our service offerings, and help us to attract additional customers, retain existing customer, and increase revenues, the challenges and opportunities facing our business, competitive differentiators, our strategy and business plans, customer expectations, our projections of capital expenditures for 2011, the effect of inflation on our operations, the effect of changes in aggregate fair value of financial assets and liabilities, whether litigation may have a material adverse effect on our business, our litigation defense strategy, financial condition or operations, and other statements that may relate to our plans, objectives, beliefs, strategies, goals, future events, future revenues or performance, capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “views,” “becomes,” “projects,” “should,” “would,” “could,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this quarterly report, including in the “Company Overview,” “Risk Factors,” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report.

We base the forward-looking statements or projections made in this report on our current expectations, plans, beliefs, opinions and assumptions that have been made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this quarterly report, you should understand that these forward-looking statements are not guarantees of future performance or results and no assurances can be given that such statements or results will be obtained. Although we believe that these forward-looking statements are based on reasonable expectations, beliefs, opinions and assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include, but are not limited, to:

•	the highly competitive nature of our industry;

•	our ability to manage our rapid growth, achieve planned growth, manage churn rates and maintain our cost structure;

•	our and our competitors’ current and planned promotions, marketing and sales initiatives and our ability to respond and support them;

•	our ability to negotiate and maintain acceptable agreements with our suppliers and vendors, including roaming arrangements;

•	the seasonality of our business and any failure to have strong customer growth in the first and fourth quarters;

•	increases or changes in taxes and regulatory fees;

•

the rapid technological changes in our industry, our ability to adapt and respond to such technological changes, our ability to deploy new technologies, such as long term evolution, or 4G LTE, in our networks and successfully offer new services using such new technology;

•

our ability to meet the demands and expectations of our customers, secure the products, services, applications, content and network infrastructure equipment we need or which our customers or potential customers demand and to maintain adequate customer care;

•	our ability to secure spectrum, or secure it at acceptable prices, when we need it;

•	our ability to manage our networks to deliver the services our customers expect and to maintain and increase capacity of our networks and business systems to satisfy the demands of our customers;

•	our ability to adequately enforce or protect our intellectual property rights and defend against suits filed by others;

•	our capital structure, including our indebtedness amounts and the limitations imposed by the covenants in our indebtedness and maintain our financial and disclosure controls and procedures;

•	our inability to attract and retain key members of management and train personnel;

•

our reliance on third parties to provide distribution, products, software and services that are integral to our business and the ability of our suppliers to perform, develop and timely provide us with technological developments, products and services we need to remain competitive;

•	governmental regulation affecting our services and the costs of compliance and our failure to comply with such regulations; and

•

other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 as updated or supplemented under “Item 1A. Risk Factors” in each of our subsequent Quarterly Reports on Form 10-Q as filed with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

These forward-looking statements speak only as to the date made and are subject to the factors above, among other things, and involve risks, events, circumstances, uncertainties and assumptions, many of which are beyond our ability to control or ability to predict. You should not place undue reliance on these forward-looking statements which are based on current expectations and speak only as of the date of this report. The results presented for any period, including the three months ended March 31, 2011, may not be reflective of results for any subsequent period or for the fiscal year. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement in the future to reflect the occurrence of events or circumstances, except as required by law.

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

We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. In September 2010, we introduced the first commercial 4G LTE service in our Las Vegas and Dallas/Fort Worth metropolitan areas. Subsequently in 2010, we launched our 4G LTE service in our Detroit, Los Angeles, Philadelphia, Boston, New York, San Francisco and Sacramento metropolitan areas. We further expanded our 4G LTE services into Atlanta, Jacksonville, Miami and Orlando metropolitan areas in January of 2011 and the Tampa metropolitan area in April 2011.

As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses.

We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. Our service allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our service area, for a flat-rate monthly service fee. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees and offering nationwide voice, text and web services on an unlimited basis beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. In November 2010, we introduced Metro USASM which allows our customers to receive services in an area covering over 280 million population for the same rates as we previously charged to use our voice, text messaging and web browsing services through a combination of our own networks and roaming arrangements with third parties. In January 2011, we introduced new 4G LTE service plans, which include all applicable taxes and regulatory fees, that allow subscribers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within 30 days, the customer is terminated. Our service plans differentiate us from the more complex plans and long-term contract requirements of traditional wireless carriers.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our annual report on Form 10-K for the year ended December 31, 2010 filed with the United States Securities and Exchange Commission, or SEC, on March 1, 2011.

Adoption of New Accounting Pronouncements

Effective January 1, 2011, we adopted on a prospective basis Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2009-13 “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amended the methodology upon which companies allocated revenue within arrangements with multiple deliverables, allowing for allocation based upon a selling price hierarchy that permits the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-deliverable arrangement where neither vendor specific objective evidence nor third-party evidence is available for that deliverable, eliminating the residual method.

We have determined that the sale of wireless services through our direct and indirect sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. We divide these arrangements into separate units of accounting, and allocate the consideration between the handset and the wireless service. Under the amended provisions of ASU 2009-13, the amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specific performance conditions, or the non-contingent amount. We have considered our customer service policies and historical practices and concluded that the amount of consideration received related to service revenue is contingent upon delivery of the wireless service as the customer may receive a service credit if we did not deliver the service. Any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer as it represents the non-contingent amount. Delivery of the wireless service generally occurs over the one month period following delivery and acceptance of the equipment by the customer as we do not require our customers to enter into long-term contracts. The fair value allocable to the undelivered wireless service element is based on the monthly service amounts charged to customers in the months following their initial month of service. The adoption of ASU 2009-13 did not have a material impact on our financial condition, results of operations or cash flows.

Other than the adoption of ASU 2009-13, our accounting policies and the methodologies and assumptions we apply under them have not changed from our annual report on Form 10-K for the year ended December 31, 2010.

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

Selling, General and Administrative Expenses. Our selling expenses include advertising and promotional costs associated with marketing and selling to new customers and fixed charges such as retail store rent and retail associates’ salaries. General and administrative expenses include support functions including technical operations, finance, accounting, human resources, information technology and legal services. We record stock-based compensation expense in cost of service and in selling, general and administrative expenses for expense associated with employee stock options and restricted stock awards, which is measured at the date of grant, based on the estimated fair value of the award.

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

Income Taxes. For the three months ended March 31, 2011 and 2010 we paid no federal income taxes. For the three months ended March 31, 2011 we paid $0.4 million of state income tax and an insignificant amount of state income tax for the three months ended March 31, 2010.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operating Items

Set forth below is a summary of certain financial information for the periods indicated:

	$1,050,217	$1,050,217	$1,050,217
	Three Months Ended March 31,
	2011	2010	Change
	(in thousands)
REVENUES:
Service revenues	$1,050,217	$853,283	23%
Equipment revenues	144,160	117,220	23%

Total revenues	1,194,377	970,503	23%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	341,417	284,652	20%
Cost of equipment	409,262	313,738	30%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	169,771	159,909	6%
Depreciation and amortization	128,695	107,801	19%
Gain on disposal of assets	(105)	(828)	(87)%

Total operating expenses	1,049,040	865,272	21%

Income from operations	$145,337	$105,231	38%

(1)	Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended March 31, 2011, cost of service includes $0.9 million and selling, general and administrative expenses includes approximately $10.4 million of stock-based compensation expense. For the three months ended March 31, 2010, cost of service includes approximately $1.1 million and selling, general and administrative expenses includes $10.3 million of stock-based compensation expense.

Service Revenues. Service revenues increased $196.9 million, or 23%, to approximately $1.1 billion for the three months ended March 31, 2011 from approximately $853.3 million for the three months ended March 31, 2010. The increase in service revenues is primarily attributable to net customer additions of 1.5 million customers for the twelve months ended March 31, 2011.

Equipment Revenues. Equipment revenues increased $27.0 million, or approximately 23%, to approximately $144.2 million for the three months ended March 31, 2011 from $117.2 million for the three months ended March 31, 2010. The increase is primarily attributable to an increase in upgrade handset sales to existing customers accounting for approximately $17.5 million as well as a higher average price of handsets activated accounting for approximately $10.0 million.

Cost of Service. Cost of service increased $56.7 million, or approximately 20%, to $341.4 million for the three months ended March 31, 2011 from approximately $284.7 million for the three months ended March 31, 2010. The increase in cost of service is primarily attributable to the 21% growth in our customer base and the deployment of additional network infrastructure, including network infrastructure for 4G LTE, during the twelve months ended March 31, 2011.

Cost of Equipment. Cost of equipment increased approximately $95.6 million, or 30%, to approximately $409.3 million for the three months ended March 31, 2011 from $313.7 million for the three months ended March 31, 2010. The increase is primarily attributable to higher average cost of handsets activated accounting for approximately $52.3 million, as well as higher upgrade handset costs to existing customers, which led to an approximate $43.9 million increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $9.9 million, or 6%, to approximately $169.8 million for the three months ended March 31, 2011 from $159.9 million for the three months ended March 31, 2010. Selling expenses increased by $2.7 million, or 3%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in selling expenses is primarily attributable to an approximate $1.8 million increase in marketing and advertising expenses, as well as an approximate $1.3 million increase in employee related costs to support our growth. General and administrative expenses increased $7.1 million, or approximately 12%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to the growth in our business.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $20.9 million, or 19%, to approximately $128.7 million for the three months ended March 31, 2011 from $107.8 million for the three months ended March 31, 2010. The increase related primarily to network infrastructure assets placed into service during the twelve months ended March 31, 2011 to support the continued growth and expansion of our network.

Non-Operating Items

	$67,482	$67,482	$67,482
	Three Months Ended March 31,
	2011	2010	Change
	(in thousands)
Interest expense	$56,561	$67,482	(16)%
Provision for income taxes	33,168	15,097	120%
Net income	56,378	22,661	149%

Interest Expense. Interest expense decreased $10.9 million, or 16%, to approximately $56.6 million for the three months ended March 31, 2011 from approximately $67.5 million for the three months ended March 31, 2010. The decrease in interest expense was primarily attributable to an $8.8 million decrease in interest expense on senior notes as a result of the redemption of our 9 1/4% senior notes due 2014, or 9 1/4% Senior Notes, in late 2010 and the issuance of new senior notes at a lower rate of interest. In addition, interest expense on our senior secured credit facility decreased approximately $1.7 million as a result of a lower weighted average annual interest rate due to the interest rate protection agreements that were effective on February 1, 2010. Our weighted average interest rate decreased to 6.14% for the three months ended March 31, 2011 compared to 7.71% for the three months ended March 31, 2010. Average debt outstanding for the three months ended March 31, 2011 and 2010 was $3.6 billion and approximately $3.5 billion, respectively.

Provision for Income Taxes. Income tax expense was approximately $33.2 million and approximately $15.1 million for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate was 37.0% and 40.0% for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, our effective rate differs from the statutory federal rate of 35.0% due to net state and local taxes, non-deductible expenses and a net change in uncertain tax positions.

Net Income. Net income increased $33.7 million, or approximately 149%, to approximately $56.4 million for the three months ended March 31, 2011 compared to approximately $22.7 million for the three months ended March 31, 2010. The increase was primarily attributable to a 38% increase in income from operations combined with a 16% decrease in interest expense, partially offset by an approximate 120% increase in provision for income taxes.

Performance Measures

In managing our business and assessing our financial performance, we supplement the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the wireless industry. These metrics include average revenue per user per month, or ARPU, which measures service revenue per customer; cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer; cost per user per month, or CPU, which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base; and Adjusted EBITDA, which measures the financial performance of our operations. For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please read “— Reconciliation of non-GAAP Financial Measures” below.

The following table shows metric information for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Customers:
End of period	8,881,055	7,331,126
Net additions	725,945	691,602
Churn:
Average monthly rate	3.1%	3.7%
ARPU	$40.42	$39.83
CPGA	$157.28	$146.18
CPU	$19.79	$18.79
Adjusted EBITDA (in thousands)	$285,211	$223,620

Customers. Net customer additions were 725,945 for the three months ended March 31, 2011, compared to 691,602 for the three months ended March 31, 2010. Total customers were 8,881,055 as of March 31, 2011, an increase of 21% over the customer total as of March 31, 2010. The increase in total customers is primarily attributable to the continued demand for our service offerings.

Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the three months ended March 31, 2011 was 3.1%, compared to 3.7% for the three months ended March 31, 2010. The decrease in churn was primarily related to the continued acceptance of our Wireless for All service plans. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”

Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.42 and $39.83 for three months ended March 31, 2011 and 2010, respectively. The $0.59 increase in ARPU was primarily attributable to the continued demand for our Wireless for All and 4G LTE rate plans.

Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $157.28 for the three months ended March 31, 2011 from $146.18 for the three months ended March 31, 2010. This increase in CPGA was primarily driven by increased promotional activities.

Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the three months ended March 31, 2011 and 2010 was $19.79 and $18.79, respectively. The $1.00 increase in CPU for the three months ended March 31, 2011 was primarily driven by the increase in handset subsidies for upgrades by existing customers, the inclusion of regulatory fees in our Wireless for All service plans, as well as costs associated with our 4G LTE network upgrade.

Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; stock-based compensation expense; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; minus interest and other income and non-cash items increasing consolidated net income. Adjusted EBITDA for the three months ended March 31, 2011 increased to $285,211 from $223,620 for the three months ended March 31, 2010.

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

ARPU, CPGA, CPU and Adjusted EBITDA are non-GAAP financial measures utilized by our management to judge our ability to meet our liquidity requirements and to evaluate our operating performance. We believe these measures are important in understanding the performance of our operations from period to period, and although every company in the wireless industry does not define each of these measures in precisely the same way, we believe that these measures (which are common in the wireless industry) facilitate key liquidity and operating performance comparisons with other companies in the wireless industry. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

ARPU — We utilize ARPU to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. ARPU is calculated exclusive of pass through charges that we collect from our customers and remit to the appropriate government agencies.

Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. ARPU for the three months ended March 31, 2010 includes approximately $0.8 million that would have been recognized as service revenues but were classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets. The following table shows the calculation of ARPU for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$1,050,217	$853,283
Add:
Impact to service revenues of promotional activity	—	778
Less:
Pass through charges	(21,275)	(23,745)

Net service revenues	$1,028,942	$830,316

Divided by: Average number of customers	8,485,035	6,949,153

ARPU	$40.42	$39.83

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

	Three Months Ended March 31,
	2011	2010
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$91,863	$89,146
Less: Equipment revenues	(144,160)	(117,220)
Add: Impact to service revenues of promotional activity	—	778
Add: Equipment revenue not associated with new customers	75,234	63,313
Add: Cost of equipment	409,262	313,738
Less: Equipment costs not associated with new customers	(192,202)	(134,744)

Gross addition expenses	$239,997	$215,011

Divided by: Gross customer additions	1,525,880	1,470,865

CPGA	$157.28	$146.18

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

	Three Months Ended March 31,
	2011	2010
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$341,417	$284,652
Add: General and administrative expense	77,908	70,763
Add: Net loss on equipment transactions unrelated to initial customer acquisition	116,968	71,431
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(11,284)	(11,416)
Less: Pass through charges	(21,275)	(23,745)

Total costs used in the calculation of CPU	$503,734	$391,685

Divided by: Average number of customers	8,485,035	6,949,153

CPU	$19.79	$18.79

Adjusted EBITDA — We utilize Adjusted EBITDA to monitor the financial performance of our operations. This measurement, together with GAAP measures such as revenue and income from operations, assists management in its decision-making process related to the operation of our business. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, other wireless carriers may calculate this measure differently.

We believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance and that this metric facilitates comparisons with other wireless communications companies. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management also uses Adjusted EBITDA to measure, from period-to-period, our ability to provide cash flows to meet future debt services, capital expenditures and working capital requirements and fund future growth. The following tables illustrate the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net income and cash flows from operating activities, which we consider to be the most directly comparable GAAP financial measures to Adjusted EBITDA.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$56,378	$22,661
Adjustments:
Depreciation and amortization	128,695	107,801
Gain on disposal of assets	(105)	(828)
Stock-based compensation expense	11,284	11,416
Interest expense	56,561	67,482
Interest income	(515)	(464)
Other (income) expense, net	(255)	455
Provision for income taxes	33,168	15,097

Adjusted EBITDA	$285,211	$223,620

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$138,313	$225,032
Adjustments:
Interest expense	56,561	67,482
Non-cash interest expense	(1,993)	(3,134)
Interest income	(515)	(464)
Other (income) expense, net	(255)	455
Other non-cash expense	—	(470)
(Provision for) recovery of uncollectible accounts receivable	(166)	28
Deferred rent expense	(4,094)	(5,535)
Cost of abandoned cell sites	(56)	(535)
Gain on sale and maturity of investments	168	129
(Accretion) reduction of asset retirement obligations	(1,313)	113
Provision for income taxes	33,168	15,097
Deferred income taxes	(32,257)	(14,177)
Changes in working capital	97,650	(60,401)

Adjusted EBITDA	$285,211	$223,620

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At March 31, 2011, we had a total of approximately $1.7 billion in cash, cash equivalents and short-term investments. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, we have adequate liquidity, cash flow and financial flexibility to fund our operations in the near-term.

In July 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement, or the Amendment, which amended and restated the senior secured credit facility. The Amendment amended the senior secured credit facility to, among other things, extend the maturity of $1.0 billion of existing term loans under the senior secured credit facility to November 2016 as well as increase the interest rate to LIBOR plus 3.50% on the extended portion only. The remaining term loans under the senior secured credit facility will mature in 2013 and the interest rate continues to be LIBOR plus 2.25%.

In September 2010, Wireless completed the sale of $1.0 billion of principal amount of 7 7/8% Senior Notes due 2018, or the 7 7/8% Senior Notes. The net proceeds from the sale of the 7 7/8% Senior Notes were $974.0 million. Net proceeds from the sale of the 7 7/8% Senior Notes were used to redeem a portion of the outstanding 9 1/4% Senior Notes.

In November 2010, Wireless completed the sale of $1.0 billion of principal amount of 6 5/8% Senior Notes due 2020, or the 6 5/8% Senior Notes. The net proceeds of the sale of the 6 5/8% Senior Notes were $988.1 million.

In November 2010, Wireless completed the redemption of the remaining outstanding 9 1/4% Senior Notes.

In March 2011, Wireless entered into an Amendment and Restatement, or the New Amendment, which further amends and restates the senior secured credit facility to, among other things, provide for a new tranche of term loans in the amount of $500.0 million which will mature in March 2018 and have an interest rate of LIBOR plus 3.75%. The New Amendment also increases the interest rate on the existing term loans under the senior secured credit facility to LIBOR plus 3.821%. The New Amendment modified certain limitations under the senior secured credit facility, including limitations on our ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. In addition, Wireless is no longer subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio. However, under certain circumstances, we could be subject to certain financial covenants that contain ratios based on consolidated Adjusted EBITDA as defined by the senior secured credit facility. Under the New Amendment, the definition of consolidated Adjusted EBITDA has changed and no longer excludes interest and other income.

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

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction, increasing the capacity, or upgrade of our network infrastructure, including network infrastructure for 4G LTE, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the three months ended March 31, 2011 were $187.0 million and capital expenditures for the year ended December 31, 2010 were approximately $790.4 million. The expenditures for the three months ended March 31, 2011 were primarily associated with our efforts to increase the service area and capacity of our existing network and the upgrade of our network to 4G LTE. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers resulting in increased revenues.

As of March 31, 2011, we owed an aggregate of $4.0 billion under our senior secured credit facility, 7 7/8% Senior Notes and 6 5/8% Senior Notes, as well as $265.2 million under our capital lease obligations.

Operating Activities

Cash provided by operating activities decreased $86.7 million to $138.3 million during the three months ended March 31, 2011 from $225.0 million for the three months ended March 31, 2010. The decrease is primarily attributable to a decrease in cash flows provided by changes in working capital for the three months ended March 31, 2011 as compared to the same period in 2010, partially offset by a 149% increase in net income.

Investing Activities

Cash used in investing activities was $168.7 million during the three months ended March 31, 2011 compared to $185.0 million during the three months ended March 31, 2010. Purchases of property and equipment increased $47.7 million for the three months ended March 31, 2011 compared to the same period in 2010, partially offset by an increase in cash flows provided by net purchases of short-term investments.

Financing Activities

Cash provided by financing activities was $555.4 million during the three months ended March 31, 2011 compared to cash used in financing activities of $54.8 million during the three months ended March 31, 2010. The increase during the three months ended March 31, 2011 was due primarily to approximately $490.2 million in net proceeds from borrowings under the senior secured credit facility coupled with a $102.4 million increase in cash provided by changes in book overdraft.

Capital Lease Obligations

We have entered into various non-cancelable capital lease agreements, with expirations through 2026. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense. As of March 31, 2011, we had $265.2 million of capital lease obligations, with $6.5 million and $258.7 million recorded in current maturities of long-term debt and long-term debt, respectively.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures. We currently expect to incur capital expenditures in the range of $700.0 million to $900.0 million on a consolidated basis for the year ending December 31, 2011.

During the three months ended March 31, 2011, we incurred $187.0 million in capital expenditures. During the year ended December 31, 2010, we incurred approximately $790.4 million in capital expenditures. These capital expenditures were primarily associated with our efforts to increase the service area and capacity of our existing network and the upgrade of our network to 4G LTE in select metropolitan areas.

Other Acquisitions and Dispositions. In October 2010, we entered into an asset purchase agreement to acquire 10 MHz of AWS spectrum and certain related network assets adjacent to the Northeast metropolitan areas and surrounding areas for a total purchase price of $49.5 million. In November 2010, we closed on the acquisition of the network assets and paid a total of $41.1 million in cash. In February 2011, we closed on the acquisition of the 10 MHz of AWS spectrum and paid $8.0 million in cash.

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

Fair Value Measurements

We do not expect changes in the aggregate fair value of our financial assets and liabilities to have a material adverse impact on the condensed consolidated financial statements. See Note 7 to the financial statements included in this report.

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

As of March 31, 2011, we had $2.0 billion in outstanding indebtedness under our senior secured credit facility that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 3.821% for the Tranche B-1 and Tranche B-2 term loans and LIBOR plus 3.75% for the Tranche B-3 term loan. The interest rate on the outstanding debt under our senior secured credit facility as of March 31, 2011 was 5.022%, which includes the impact of our interest rate protection agreements. In March 2009, we entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure. These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.952%. The monthly interest settlement periods began on February 1, 2010. These agreements expire on February 1, 2012. If market LIBOR rates increase 100 basis points over the rates in effect at March 31, 2011, annual interest expense on the $1.0 billion in variable rate debt that is not subject to interest rate protection agreements would increase approximately $10.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

We implemented a new system for our Human Resource and Payroll functions effective January 1, 2011. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We intend to vigorously pursue defenses in all matters in which we are involved and engage in discussions where appropriate to resolve these matters on terms favorable to us. We believe that any amounts for which we are allegedly liable are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. It is possible, however, that our business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, including legal and litigation expenses, significant settlement costs and/or unfavorable damage awards relating to such matters. We are not currently party to any pending legal proceedings that we believe could, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or liquidity.

MetroPCS, certain current officers and a director, collectively, the “defendants,” have been named as defendants in a securities class action lawsuit filed on December 15, 2009 in the United States District Court for the Northern District of Texas, Civil Action No. 3:09-CV-2392. Plaintiff alleged that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements about MetroPCS’ business, prospects and operations. The claims were based upon various alleged public statements made during the period from February 26, 2009 through November 4, 2009. On March 28, 2011, the Court granted MetroPCS’ motion to dismiss on all claims in the class action, and the Court entered judgment against Plaintiff.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 1, 2011 other than the changes and additions to the Risk Factors set forth below. You should be aware that the risk factors included in all our filings with the SEC and other information contained in our filings with the SEC may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and operating results.

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

Our customers do not have long-term contracts and can discontinue their service at any time without penalty or advance notice to us. Our rate of customer churn can be affected by a number of factors, including the following:

•	network issues, including network coverage, network reliability, technology upgrades, dropped and blocked calls, data speeds, network responsiveness, network congestion and network availability;

•	limitations in our customer service, billing and other systems;

•	geographic coverage, including roaming coverage for all our services at affordable rates, which has historically been less extensive than our competitors;

•	affordability and general economic conditions;

•	supplier or vendor failures;

•	customer perceptions of, and demand for, our products, services, content, applications and offerings;

•	customer care concerns, including reliance on automated customer service solutions that do not provide customers with the personal attention they desire;

•	our ability to differentiate our services from our competitors;

•	our ability to offer products including smartphones, tablets, services, content, applications and data services, that our customers expect, want or demand;

•	our rate of growth;

•	our rate plans, distribution model, and incentives to our direct dealers and agents;

•

handset, application, and content selection and related issues, including lack of access, or early access, to the newest handsets, innovative wireless applications, and content, and handset prices and handset problems, including greater demand by our customers;

•	the types, make-up and nature of our service plans and our marketing and promotional offers;

•	wireless number portability requirements that allow customers to keep their wireless phone numbers when switching between service providers;

•	our inability to offer bundled services or services offered by our competitors;

•	our lack of 4G LTE broadband wireless network over all of our current CDMA service area and in our roaming service areas;

•	delays or problems in our roll-out of, and operation of, 4G LTE; and

•	competition and competitive offers by other wireless broadband mobile service providers.

We cannot assure you that our strategies to address customer churn will be successful. In addition, we may not be able to profitably replace customers who leave our service or replace them at all. If we experience a churn rate higher than we expect, or fail to replace lost customers, we could experience reduced revenues and increased marketing costs to attract replacement customers, which could reduce our profit margin and could reduce the cash available to construct and operate new metropolitan areas, to expand coverage and capacity in existing metropolitan areas, to upgrade our networks to 4G LTE, all of which could have a material adverse effect on our business, financial condition and operating results.

The continuing consolidation in the wireless industry through mergers, acquisitions and joint ventures is creating increased competition and marketing initiatives.

Joint ventures, mergers and strategic alliances in the wireless industry have resulted in, and if the trend continues, will continue to foster, larger competitors competing for a limited number of customers. Currently, two of the largest national wireless broadband mobile carriers currently hold in excess of 60% of all wireless subscribers in the industry and may have dominant market power. In addition, the second largest national wireless broadband mobile carrier recently announced the execution of a definitive agreement to acquire the fourth largest national wireless broadband mobile carrier which, if approved and consummated, will result in the two largest national wireless broadband mobile carriers holding a significant portion of all wireless subscribers in the United States and further increasing the dominant market power of the two largest national wireless broadband mobile carriers. With the increased competition and with the effect of the aggregate penetration of wireless services in all markets, which has made it more difficult to attract and retain customers, our operating results could be adversely affected by such larger competitors with greater resources and means to compete and our ability to grow may be hindered. Our competitors have licensed spectrum which is not always in the same bands as our spectrum and the extent to which future handsets will be compatible across all bands of spectrum is uncertain. Accordingly, we may not achieve the same economies of scale with respect to the future handsets as we enjoy today. Many of our competitors with greater access to capital and production and distribution resources also have entered into or may enter into exclusive deals with vendors and suppliers, including handset vendors, wireless application developers and content providers, or may cause such venders to only develop products, or services useable on their spectrum. As handset, application, and content selection and pricing are increasingly important to customers, the lack of availability to us of some of the latest and most popular handsets, applications, and content, whether as a result of exclusive dealings or volume discounting, could put us at a significant competitive disadvantage and could make it more difficult for us to attract and retain our customers, especially as our competitors continue to offer aggressively handset promotions. Similarly, we believe we pay more, on average, than other national wireless broadband mobile carriers for our handsets and if this continues and new technologies force us to offer new handsets and services, we could be forced to further subsidize the price of our handsets and pay higher sales commissions on the sale or upgrade of handsets, which could adversely affect our business, financial condition and operating results.

We are dependent on certain network technology improvements, which may not occur or may be materially delayed.

Most national wireless broadband mobile carriers have greater spectrum capacity than we do that can be used to support 3G and 4G services. These national wireless broadband mobile carriers currently are investing substantial capital to deploy the necessary equipment to deliver 3G or 4G enhanced services, and have invested in additional spectrum to deliver 4G LTE services. Two of our national wireless broadband mobile competitors acquired a significant portion of the 700 MHz spectrum auctioned by the FCC. We hold a 700 MHz license which is in a different spectrum block than the 700 MHz licenses held by the two largest national wireless broadband mobile competitors, which presents certain risks because some equipment manufacturers are focusing their 700 MHz equipment development efforts on the channel blocks held by the major carriers, and the 700 MHz equipment made by these manufacturers will not be cross-compatible for use on the 700 MHz channel block we hold. As a result, we may be unable to use, or may be materially delayed in using, our 700 MHz spectrum. And, we may have higher costs for devices and equipment for our 700 MHz spectrum and the prospects for both inbound and outbound roaming may be limited on 700 MHz spectrum. Further, we are deploying 4G LTE on PCS and AWS spectrum so unless our customer’s handsets are capable of using the 700 MHz spectrum on which our competitors are deploying 4G LTE, our customers will not be able to roam on their networks for 4G LTE services. This may affect our ability to offer roaming on 4G LTE broadband services. The national wireless broadband mobile carriers in many instances on average have more spectrum in each of the metropolitan areas in which we operate, or plan to operate, which may increase further if the recently announced acquisition of the fourth largest national wireless broadband mobile carrier by the second largest national wireless broadband mobile carrier is approved and is consummated, and may have spectrum with better propagation characteristics. We have deployed and are selling 4G LTE services in all of our major metropolitan areas. Our decision to develop 4G LTE technology has and will continue to require significant capital expenditures. In some cases, because of the limited amount of spectrum available to us in certain metropolitan areas, we have deployed 4G LTE on 1.4 or 3 MHz channels adjacent to our existing CDMA network in those metropolitan areas. This deployment will require engineering solutions, which may not work as anticipated, or which may take longer to deploy than anticipated. We currently are dependent on a limited number of infrastructure and equipment providers to assist us in the development and deployment of our 4G LTE network and to manufacture equipment for use on our network. Our plans to upgrade our network to 4G LTE technology may result in additional risks and expenditures such as, among other things:

•	inability to timely develop and engineer design and network changes for the deployment and offering of 4G LTE services;

•	reliance on existing engineering staff in each of our metropolitan markets to oversee our 4G LTE deployment;

•	network and system compatibility issues;

•	unanticipated and unforeseen costs or higher costs attributable to the lack of experience with 4G LTE technology and the maintenance of the 4G LTE technology and network;

•	inability to acquire or lease additional cell sites or lease additional space at existing cell sites needed for expansion;

•	obtaining necessary permits and regulatory approvals or third-party approvals for network construction, implementation and deployment;

•	possible quality and reliability issues of the 4G LTE network due to integration, compatibility or coverage concerns;

•	dependency on a limited number of providers for necessary engineering, design and manufacture of technology, equipment and products compatible with 4G LTE technology; and

•	ongoing improvements with digital technology and shorter development cycles for new equipment, technology and products with the everchanging customer requirements and preferences.

In the meantime, our limited spectrum may require us to lease more cell sites to provide equivalent service, spend greater capital compared to our competitors, deploy more expensive network equipment, such as six-sector antennas, make more extensive use of DAS systems, deploy equipment sooner, redeploy spectrum from 4G LTE to CDMA or EVDO, or make us more dependent on technological development, than our competitors. There can be no assurance that we can lease adequate tower sites or additional spectrum, have access to DAS systems, or that our suppliers will undertake the necessary and timely technological developments. Moreover, our 4G LTE technology may not perform as expected or deliver the quality and types of services or performance we expect. Further, as a result of increased use of our CDMA networks, we may be required to reduce the amount of spectrum used for 4G LTE in order to increase the capacity of our existing CDMA networks. We cannot assure you that necessary quantities of equipment and compatible devices will be available on commercially reasonable terms, or at all, or will operate on our network or will provide the customer with the quality and quantity of features desired, nor that when delivered such equipment and devices will be at cost-effective prices.

If the anticipated 4G LTE technology improvements are not achieved, or are not achieved in the projected timeframes, or at the costs we anticipate or can afford, or are not developed by our existing suppliers, we may not have adequate spectrum in certain metropolitan areas, which may limit our ability to increase our customer base, may inhibit our ability to achieve additional economies of scale, may limit our ability to offer new services offered by our competitors, may require us to spend considerably more capital and incur more operating expenses than our competitors with more spectrum, and may force us to purchase additional spectrum at a potentially material cost. If our network infrastructure vendors do not supply such improvements, or materially delay the delivery of such improvements, and other network equipment manufacturers are able to develop such technology, we may be at a material competitive disadvantage to our competitors and we may be required to change network infrastructure vendors, which would result in lost time and expense. Further, our 4G LTE expansion may result in the degradation of our existing services. There can be no assurance that our 4G LTE services will meet customer expectations, provide wireless broadband mobile data service on a profitable basis, that we will be able to enter into roaming arrangements for 3G/4G services on economical terms or at all, or that vendors will develop and make available to companies of our size popular applications and handsets with features, functionality and pricing desired by customers. These risks could reduce our customer growth, increase our costs of providing services and increase our churn, which could have a material adverse effect on our business, financial condition and operating results.

Future regulatory changes may also affect our ability to enter into new or maintain existing roaming agreements on competitive terms.

Our ability to replicate other carriers’ roaming service offerings at rates that will make us, or allow us to be, competitive is uncertain at this time. The FCC recently clarified that broadband commercial mobile radio service, or CMRS, providers must offer automatic roaming voice and short message service, or SMS, service, both in and out of a requesting carrier’s market, on just, reasonable and non-discriminatory terms, but found that a CMRS provider is not required to offer roaming services if the request is not reasonable. The FCC will presume in the first instance that a request for automatic roaming for voice and SMS is reasonable if the requesting carrier provides technologically compatible services. However, in assessing whether a denial is reasonable, the FCC will consider the request based on a totality of the circumstances and may use a number of factors, including the extent of the requesting carrier’s build-out where it holds spectrum, and whether alternative roaming partners are available, to determine whether a particular roaming request can be denied. The FCC also has extended roaming rights to roaming services that are classified as information services (such as high-speed wireless Internet access services), and for roaming services that are not classified as CMRS (such as non-interconnected services). These services are not considered common carrier services and must be offered on commercially reasonable terms and conditions, including price, but are not required to be offered on a non-discriminatory basis. The FCC has established a dispute resolution mechanism which includes arbitration. The second largest national wireless broadband mobile carrier has announced the execution of a definitive agreement to acquire the fourth largest national wireless broadband mobile carrier. If approved and consummated, this acquisition would further reduce the carriers which we could receive roaming services, especially 4G LTE roaming services. If we are unable to enter into or maintain roaming agreements for roaming services that our customers desire at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to compete effectively and attract and retain customers, and we may lose revenues. We also may be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. We also may be obligated to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us. If these risks occur, they may have a material adverse effect on our business, financial condition and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Share Repurchases

The following table provides information about shares acquired from employees during the first quarter of 2011 as payment of withholding taxes in connection with the vesting of restricted stock:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	8,442	$13.90	—	—
February 1 – February 28	8,634	$12.97	—	—
March 1 – March 31	149,371	$14.91	—	—

Total	166,447	$14.76	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1†	Amendment No. 1 to Master Services Agreement, effective as of the 4th day of March, 2011, by and between MetroPCS Wireless, Inc. and InComm Holdings, Inc.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	XBRL Instance Document.

†	Confidential Treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.

Date: May 6, 2011	By:	/s/ Roger D. Linquist
Roger D. Linquist President, Chief Executive Officer and Chairman of the Board

Date: May 6, 2011	By:	/s/ J. Braxton Carter
J. Braxton Carter Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1†	Amendment No. 1 to Master Services Agreement, effective as of the 4th day of March, 2011, by and between MetroPCS Wireless, Inc. and InComm Holdings, Inc.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	XBRL Instance Document.

†	Confidential Treatment requested