Form 10-Q
period 2011-06-30
METROPCS COMMUNICATIONS INC
filed 2011-08-03
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 29, 2011, there were 361,965,610 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
 ————————————

*	No reportable information under this item.

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	June 30, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$1,855,994	$796,531
Short-term investments	299,954	374,862
Inventories	140,048	161,049
Accounts receivable (net of allowance for uncollectible accounts of $494 and $2,494 at June 30, 2011 and December 31, 2010, respectively)	62,506	58,056
Prepaid expenses	64,982	50,477
Deferred charges	88,641	83,485
Deferred tax assets	6,290	6,290
Other current assets	49,887	63,135
Total current assets	2,568,302	1,593,885
Property and equipment, net	3,856,869	3,659,445
Restricted cash and investments	2,876	2,876
Long-term investments	8,035	16,700
FCC licenses	2,538,360	2,522,241
Other assets	126,585	123,433
Total assets	$9,101,027	$7,918,580
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$427,922	$521,788
Current maturities of long-term debt	32,416	21,996
Deferred revenue	235,461	224,471
Other current liabilities	29,874	34,165
Total current liabilities	725,673	802,420
Long-term debt, net	4,714,512	3,757,287
Deferred tax liabilities	721,143	643,058
Deferred rents	109,237	101,411
Other long-term liabilities	80,744	72,828
Total liabilities	6,351,309	5,377,004
COMMITMENTS AND CONTINGENCIES (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 361,574,806 and 355,318,666 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	36	36
Additional paid-in capital	1,763,946	1,686,761
Retained earnings	998,822	858,108
Accumulated other comprehensive loss	(7,582)	(1,415)
Less treasury stock, at cost, 469,152 and 237,818 treasury shares at June 30, 2011 and December 31, 2010, respectively	(5,504)	(1,914)
Total stockholders’ equity	2,749,718	2,541,576
Total liabilities and stockholders’ equity	$9,101,027	$7,918,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
REVENUES:
Service revenues	$1,113,292	$922,137	$2,163,509	$1,775,420
Equipment revenues	96,161	90,399	240,320	207,619
Total revenues	1,209,453	1,012,536	2,403,829	1,983,039
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $115,455, $95,883, $227,282 and $190,826 shown separately below)	366,030	308,168	707,447	592,820
Cost of equipment	342,534	235,354	751,796	549,092
Selling, general and administrative expenses (excluding depreciation and amortization expense of $19,070, $13,419, $35,937 and $26,276 shown separately below)	154,556	158,600	324,327	318,510
Depreciation and amortization	134,525	109,302	263,219	217,102
Loss on disposal of assets	1,553	2,700	1,448	1,872
Total operating expenses	999,198	814,124	2,048,237	1,679,396
Income from operations	210,255	198,412	355,592	303,643
OTHER EXPENSE (INCOME):
Interest expense	66,980	65,503	123,541	132,985
Interest income	(511)	(392)	(1,026)	(856)
Other (income) expense, net	(186)	479	(442)	934
Loss on extinguishment of debt	9,536	—	9,536	—
Total other expense	75,819	65,590	131,609	133,063
Income before provision for income taxes	134,436	132,822	223,983	170,580
Provision for income taxes	(50,101)	(52,907)	(83,269)	(68,004)
Net income	$84,335	$79,915	$140,714	$102,576
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $40, $58, $102 and $78, respectively	66	91	165	124
Unrealized losses on cash flow hedging derivatives, net of tax benefit of $8,299, $2,658, $7,923 and $6,437, respectively	(13,374)	(4,191)	(12,774)	(10,218)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $57, $34, $122 and $83, respectively	(93)	(53)	(197)	(133)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax benefit of $2,319, $3,214, $4,118 and $7,436, respectively	3,762	5,071	6,639	11,805
Total other comprehensive (loss) income	(9,639)	918	(6,167)	1,578
Comprehensive income	$74,696	$80,833	$134,547	$104,154
Net income per common share:
Basic	$0.23	$0.22	$0.39	$0.29
Diluted	$0.23	$0.22	$0.38	$0.29
Weighted average shares:
Basic	360,226,487	353,278,423	358,616,324	353,032,030
Diluted	365,390,280	355,685,446	363,153,234	355,151,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,714	$102,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263,219	217,102
Provision for uncollectible accounts receivable	261	58
Deferred rent expense	7,832	10,915
Cost of abandoned cell sites	380	903
Stock-based compensation expense	22,244	23,333
Non-cash interest expense	4,015	6,412
Loss on disposal of assets	1,448	1,872
Loss on extinguishment of debt	9,536	—
Gain on sale of investments	(319)	(217)
Accretion of asset retirement obligations	2,762	1,285
Other non-cash expense	—	963
Deferred income taxes	81,395	65,700
Changes in assets and liabilities:
Inventories	21,001	(47,962)
Accounts receivable, net	(4,710)	3,692
Prepaid expenses	(14,512)	(17,243)
Deferred charges	(5,157)	(5,374)
Other assets	20,081	11,082
Accounts payable and accrued expenses	(85,346)	(51,936)
Deferred revenue	10,990	9,211
Other liabilities	6,266	5,079
Net cash provided by operating activities	482,100	337,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(451,573)	(315,337)
Change in prepaid purchases of property and equipment	(17,691)	(18,551)
Proceeds from sale of property and equipment	603	6,356
Purchase of investments	(299,826)	(312,225)
Proceeds from maturity of investments	375,000	237,500
Change in restricted cash and investments	—	1,762
Acquisitions of FCC licenses and microwave clearing costs	(3,283)	(1,976)
Cash used in asset acquisitions	(7,495)	—
Net cash used in investing activities	(404,265)	(402,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	1,263	(80,337)
Proceeds from debt issuance, net of discount	1,497,500	—
Debt issuance costs	(15,351)	—
Repayment of debt	(11,598)	(8,000)
Retirement of senior secured credit facility debt	(535,792)	—
Payments on capital lease obligations	(4,474)	(1,224)
Purchase of treasury stock	(3,591)	(852)
Proceeds from exercise of stock options	53,671	2,592
Net cash provided by (used in) financing activities	981,628	(87,821)
INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	1,059,463	(152,841)
CASH AND CASH EQUIVALENTS, beginning of period	796,531	929,381
CASH AND CASH EQUIVALENTS, end of period	$1,855,994	$776,540

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
The condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended June 30, 2011 and 2010, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company offers a family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports regulatory fees for the tax inclusive plans in cost of service on the accompanying condensed consolidated statements of income and comprehensive income. When the Company separately assesses these regulatory fees on its customers, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying condensed consolidated statements of income and comprehensive income. For the three months ended June 30, 2011 and 2010, the Company recorded $17.4 million and $21.5 million, respectively, of FUSF, E-911 and other fees on a gross basis. For the six months ended June 30, 2011 and 2010, the Company recorded $35.5 million and $44.6 million, respectively, of FUSF, E-911 and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying condensed consolidated statements of income and comprehensive income.
Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," addressing how to measure fair value and what disclosures to provide about fair value measurements. This amendment is largely consistent with the existing GAAP guidance, but aligned the international guidance and eliminated unnecessary wording differences between GAAP and International Financial Reporting Standards ("IFRS"). The amendment is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The implementation of this standard will not affect the Company's financial condition, results of operations, or cash flows.
In June 2011, the FASB issued ASU 2011-05 "Statement of Comprehensive Income," which revises the manner in which entities present comprehensive income in their financial statements, requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied retrospectively. The implementation of this standard will not affect the Company's financial condition, results of operations, or cash flows.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

2.	Asset Acquisition:
In October 2010, the Company entered into an asset purchase agreement to acquire 10 MHz of AWS spectrum and certain related network assets adjacent to the Northeast metropolitan areas for a total purchase price of $49.2 million. In November 2010, the Company closed on the acquisition of the network assets and paid a total of $41.1 million in cash. In February 2011, the Company closed on the acquisition of the 10 MHz of AWS spectrum and paid $8.0 million in cash. In June 2011, the Company completed its final settlement of costs and received $0.5 million in cash as reimbursement for pre-acquisition payments made on behalf of the seller. The Company used the relative fair values of the assets acquired to allocate the purchase price, of which $35.6 million was allocated to property and equipment and $13.6 million was allocated to Federal Communications Commission (“FCC”) licenses.

3.	Short-term Investments:
The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include U.S. Treasury securities with an original maturity of over 90 days. Unrealized gains, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period. The U.S. Treasury securities reported as of June 30, 2011 have contractual maturities of less than one year.
Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of June 30, 2011
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(5)	$2
U.S. Treasury securities	299,826	126	—	299,952
Total short-term investments	$299,833	$126	$(5)	$299,954

	As of December 31, 2010
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	374,681	180	—	374,861
Total short-term investments	$374,688	$180	$(6)	$374,862

4.	Derivative Instruments and Hedging Activities:
In March 2009, MetroPCS Wireless, Inc. (“Wireless”) entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure under Wireless’ senior secured credit facility, as amended (the “Senior Secured Credit Facility”). These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 5.927%. These agreements expire on February 1, 2012.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Interest rate protection agreements are entered into to manage interest rate risk associated with Wireless’ variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three months ended June 30, 2011, the change in fair value did not result in ineffectiveness.
At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $18.5 million of net losses that are reported in accumulated other comprehensive loss at June 30, 2011 are expected to be reclassified into earnings within the next 12 months.
Cross-default Provisions
Wireless’ interest rate protection agreements contain cross-default provisions to its Senior Secured Credit Facility. Wireless’ Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the facility. If Wireless were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position on June 30, 2011 is $18.2 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of June 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Long-term investments	$1,716	Long-term investments	$10,381
Interest rate protection agreements	Other current liabilities	(18,508)	Other current liabilities	(17,508)
Interest rate protection agreements	Other long-term liabilities	(1,457)	Other long-term liabilities	(1,182)
Total derivatives designated as hedging instruments under ASC 815		$(18,249)		$(8,309)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income
For the Three Months Ended June 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010
Interest rate protection agreements	$(21,673)	$(6,849)	Interest expense	$(6,081)	$(8,285)

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income
For the Six Months Ended June 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010
Interest rate protection agreements	$(20,697)	$(16,655)	Interest expense	$(10,757)	$(19,241)

5.	Intangible Assets:
The Company operates wireless broadband mobile networks under licenses granted by the Federal Communications Commission ("FCC") for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband services. The Company holds personal communications services (“PCS”) licenses, advanced wireless services (“AWS”) licenses, and 700 MHz licenses granted or acquired on various dates. The PCS licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of the Company’s licensed spectrum if the Company’s use of its spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company’s system. Accordingly, the Company incurs costs related to microwave relocation in constructing its PCS and AWS networks. FCC Licenses and related microwave relocation costs are recorded at cost.
The change in the carrying value of intangible assets during the six months ended June 30, 2011 is as follows (in thousands):

	FCC Licenses	Microwave Relocation Costs
Balance at January 1, 2011	$2,500,192	$22,049
Additions	13,579	2,540
Disposals	—	—
Balance at June 30, 2011	$2,513,771	$24,589
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

6.	Long-term Debt:
Long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Senior Secured Credit Facility	$2,484,610	$1,532,000
7 7/8% Senior Notes	1,000,000	1,000,000
6 5/8% Senior Notes	1,000,000	1,000,000
Capital Lease Obligations	271,442	254,336
Total long-term debt	4,756,052	3,786,336
Add: unamortized discount on debt	(9,124)	(7,053)
Total debt	4,746,928	3,779,283
Less: current maturities	(32,416)	(21,996)
Total long-term debt	$4,714,512	$3,757,287
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
In March 2011, Wireless entered into an Amendment and Restatement Agreement (the “New Amendment”) which further amends and restates the Senior Secured Credit Facility. The New Amendment amended the Senior Secured Credit Facility to, among other things, provide for a new tranche of term loans in the amount of $500.0 million (“Tranche B-3 Term Loans”), with an interest rate of LIBOR plus 3.75% which will mature in March 2018, and increase the interest rate to LIBOR plus 3.821% on the existing Tranche B-1 and Tranche B-2 Term Loans. The Tranche B-3 Term Loans are repayable in quarterly installments of $1.25 million. In addition, the aggregate amount of the revolving credit facility was increased from $67.5 million to $100.0 million and the maturity of the revolving credit facility was extended to March 2016. The net proceeds from the Tranche B-3 Term Loans were $490.2 million after underwriter fees, discounts and other debt issuance costs of approximately $9.8 million.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

In May 2011, Wireless entered into an Incremental Commitment Agreement (the “Incremental Agreement”) which supplements the New Amendment to provide for an additional $1.0 billion of Tranche B-3 Term Loans (the “Incremental Tranche B-3 Terms Loans”), which amount was borrowed on May 10, 2011. The Incremental Tranche B-3 Term Loans have an interest rate of LIBOR plus 3.75% and will mature in March 2018. The Incremental Tranche B-3 Term Loans are repayable in quarterly installments of $2.5 million. A portion of the proceeds from the Incremental Tranche B-3 Term Loans were used to prepay the $535.8 million in outstanding principal under the Tranche B-1 Term Loans, with the remaining proceeds to be used for general corporate purposes, including opportunistic spectrum acquisitions. The net proceeds from the Incremental Tranche B-3 Term Loans were $455.9 million after prepayment of the Tranche B-1 Term Loans, underwriter fees, and other debt issuance costs of approximately $8.3 million. The prepayment of the Tranche B-1 Term Loans resulted in a loss on extinguishment of debt in the amount of $9.5 million. The Incremental Agreement did not modify the interest rate, maturity date or any of the other terms of the New Amendment applicable to the Tranche B-2 Term Loans or the existing Tranche B-3 Term Loans.
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
The New Amendment modified certain limitations under the Senior Secured Credit Facility, including limitations on Wireless' ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. In addition, Wireless is no longer subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio, except under certain circumstances.
The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The weighted average rate as of June 30, 2011 was 5.008%, which includes the impact of the interest rate protection agreements (See Note 4).
Capital Lease Obligations
The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2026. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of June 30, 2011, the Company had $7.0 million and $264.4 million of capital lease obligations recorded in current maturities of long-term debt and long-term debt, respectively.

7.	Fair Value Measurements:
The Company follows the provisions of ASC 820 (Topic 820, “Fair Value Measurements and Disclosures”) which establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Included in the Company’s cash equivalents are investments in money market funds consisting of U.S. Treasury securities with an original maturity of 90 days or less. Included in the Company’s short-term investments are securities classified as available-for-sale, which are stated at fair value. These securities include U.S. Treasury securities with an original maturity of over 90 days. Fair value is determined based on observable quotes from banks and unadjusted quoted market prices from identical securities in an active market at the reporting date. Significant inputs to the valuation are observable in the active markets and are classified as Level 1 in the hierarchy.
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
The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2011, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,853,846	$—	$—	$1,853,846
Short-term investments	299,954	—	—	299,954
Restricted cash and investments	2,876	—	—	2,876
Long-term investments	—	—	6,319	6,319
Derivative assets	—	1,716	—	1,716
Total assets measured at fair value	$2,156,676	$1,716	$6,319	$2,164,711
Liabilities
Derivative liabilities	$—	$19,965	$—	$19,965
Total liabilities measured at fair value	$—	$19,965	$—	$19,965

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$787,829	$—	$—	$787,829
Short-term investments	374,862	—	—	374,862
Restricted cash and investments	2,876	—	—	2,876
Long-term investments	—	—	6,319	6,319
Derivative assets	—	10,381	—	10,381
Total assets measured at fair value	$1,165,567	$10,381	$6,319	$1,182,267
Liabilities
Derivative liabilities	$—	$18,690	$—	$18,690
Total liabilities measured at fair value	$—	$18,690	$—	$18,690
The following table summarizes the changes in fair value of the Company’s net derivative liabilities included in Level 2 assets (in thousands):

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	Three Months Ended June 30,
	2011	2010
Beginning balance	$2,657	$23,709
Total losses (realized or unrealized):
Included in earnings (1)	6,081	8,285
Included in accumulated other comprehensive income (loss)	(21,673)	(6,849)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$18,249	$22,273
 ————————————

(1)
Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	Six Months Ended June 30,
	2011	2010
Beginning balance	$8,309	$24,859
Total losses (realized or unrealized):
Included in earnings (2)	10,757	19,241
Included in accumulated other comprehensive income (loss)	(20,697)	(16,655)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$18,249	$22,273
 ————————————

(2)
Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The following table summarizes the changes in fair value of the Company’s Level 3 assets (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Three Months Ended June 30,
	2011	2010
Beginning balance	$6,319	$6,319
Total losses (realized or unrealized):
Included in earnings	—	—
Included in accumulated other comprehensive income (loss)	—	—
Transfers in and/or out of Level 3	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$6,319	$6,319

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Six Months Ended June 30,
	2011	2010
Beginning balance	$6,319	$6,319
Total losses (realized or unrealized):
Included in earnings	—	—
Included in accumulated other comprehensive income (loss)	—	—
Transfers in and/or out of Level 3	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$6,319	$6,319
The carrying value of the Company’s financial instruments, with the exception of long-term debt including current maturities, reasonably approximate the related fair values as of June 30, 2011 and December 31, 2010. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of June 30, 2011, the carrying value and fair value of long-term debt, including current maturities, were $4.5 billion and approximately $4.5 billion, respectively. As of December 31, 2010, the carrying value and fair value of long-term debt, including current maturities, were $3.5 billion and $3.5 billion, respectively.

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at June 30, 2011 and December 31, 2010 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

8.	Net Income Per Common Share:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic EPS:
Net income applicable to common stock	$84,335	$79,915	$140,714	$102,576
Amount allocable to common shareholders	99.0%	99.2%	99.1%	99.2%
Rights to undistributed earnings	$83,496	$79,291	$139,420	$101,775
Weighted average shares outstanding—basic	360,226,487	353,278,423	358,616,324	353,032,030
Net income per common share—basic	$0.23	$0.22	$0.39	$0.29
Diluted EPS:
Rights to undistributed earnings	$83,496	$79,291	$139,420	$101,775
Weighted average shares outstanding—basic	360,226,487	353,278,423	358,616,324	353,032,030
Effect of dilutive securities:
Stock options	5,163,793	2,407,023	4,536,910	2,119,082
Weighted average shares outstanding—diluted	365,390,280	355,685,446	363,153,234	355,151,112
Net income per common share—diluted	$0.23	$0.22	$0.38	$0.29
In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. During the three and six months ended June 30, 2011 and 2010, the Company issued restricted stock awards. Unvested shares of restricted stock are participating securities such that they have rights to receive non-forfeitable dividends. In accordance with ASC 260, the unvested restricted stock was considered a “participating security” for purposes of computing earnings per common share and was therefore included in the computation of basic and diluted earnings per common share.
Under certain of the Company's restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the three and six months ended June 30, 2011 and 2010, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the three and six months ended June 30, 2011, approximately 3.7 million and 3.4 million, respectively, of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture. For the three and six months ended June 30, 2010, approximately 2.8 million of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.
For the three months ended June 30, 2011 and 2010, 10.3 million and 25.8 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2011 and 2010, 14.4 million and 25.2 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

9.	Commitments and Contingencies:
The Company has entered into a pricing agreement with a handset manufacturer for the purchase of wireless handsets at specified prices. The term of this agreement expires on March 31, 2012. The total aggregate commitment outstanding under this pricing agreement is $15.8 million.

Litigation
The Company is involved in litigation from time to time, including litigation regarding intellectual property claims, that it considers to be in the normal course of business. The Company is not currently party to any pending legal proceedings that the Company believes could, individually or in the aggregate, have a material adverse effect on the Company's financial condition,

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

results of operations or liquidity. However, legal proceedings are inherently unpredictable, and the matters in which the Company is involved often present complex legal and factual issues. The Company intends to vigorously pursue defenses in litigation in which it is involved and engage in discussions where possible to resolve these matters on terms favorable to the Company. The Company believes that any amounts which parties to such litigation allege the Company is liable are not necessarily meaningful indicators of the Company’s potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved. It is possible, however, that the Company’s business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, significant settlement costs and/or unfavorable damage awards relating to such matters.

10.	Supplemental Cash Flow Information:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash paid for interest	$113,313	$134,690
Cash paid for income taxes	3,873	2,237
Non-cash investing and financing activities
The Company’s accrued purchases of property and equipment were $96.9 million and $81.8 million as of June 30, 2011 and 2010, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.
Assets acquired under capital lease obligations were $20.3 million and $10.4 million for the six months ended June 30, 2011 and 2010, respectively.
During the six months ended June 30, 2010, the Company returned obsolete network infrastructure assets to one of its vendors in exchange for $17.8 million in credits towards the purchase of additional network infrastructure assets with the vendor.

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
One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own interest in a company that provides distributed antenna systems ("DAS") leases and maintenance to wireless carriers, including the Company. In addition, another of the Company’s current directors is a general partner of various investment funds which own interest in the same company. These DAS leases are accounted for as capital or operating leases in the Company’s financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Transactions associated with the related parties described above are included in various line items in the accompanying condensed consolidated balance sheets, condensed consolidated statements of income and comprehensive income, and condensed consolidated statements of cash flows. The following tables summarize the transactions with related-parties (in millions):

	June 30, 2011	December 31, 2010
Network service fees included in prepaid expenses	$1.5	$1.5
Receivables from related-party included in other current assets	3.0	0.6
DAS equipment included in property and equipment, net	375.8	366.4
Deferred network service fees included in other assets	9.1	9.9
Payments due to related-party included in accounts payable and accrued expenses	9.4	7.8
Current portion of capital lease obligations included in current maturities of long-term debt	6.2	5.2
Non-current portion of capital lease obligations included in long-term debt, net	231.1	215.4
Deferred DAS service fees included in other long-term liabilities	1.3	1.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fees received by the Company as compensation included in service revenues	$3.9	$2.9	$7.4	$5.1
Fees received by the Company as compensation included in equipment revenues	6.7	6.8	11.3	9.9
Fees paid by the Company for services and related expenses included in cost of service	5.5	5.9	9.6	10.8
Fees paid by the Company for services included in selling, general and administrative expenses	0.9	1.0	2.6	2.8
DAS equipment depreciation included in depreciation expense	9.7	6.3	18.5	11.7
Capital lease interest included in interest expense	4.8	3.5	9.4	7.0

	Six Months Ended June 30,
	2011	2010
Capital lease payments included in financing activities	$4.0	$1.0

12.	Guarantor Subsidiaries:
In connection with Wireless’ 7 7/8% Senior Notes, 6 5/8% Senior Notes, and the Senior Secured Credit Facility, MetroPCS, together with its wholly owned subsidiaries, MetroPCS, Inc., and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees which are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility, the indentures and the supplemental indentures relating to the 7 7/8% Senior Notes and 6 5/8% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS or MetroPCS, Inc. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility, the indentures and the supplemental indentures.
Prior to December 2010, Royal Street Communications, LLC and its subsidiaries (“Royal Street Communications”) and MetroPCS Finance, Inc. (“MetroPCS Finance”) (collectively, the “non-guarantor subsidiaries”) were not guarantors of the 9 1/4% Senior Notes due 2014 , or 9 1/4% Senior Notes, 7 7/8% Senior Notes, 6 5/8% Senior Notes or the Senior Secured Credit Facility. In December 2010, Wireless completed the acquisition of the remaining limited liability company member interest in Royal Street Communications, making Royal Street Communications a wholly-owned subsidiary. In addition, MetroPCS Finance was merged with a subsidiary of Wireless. Therefore, the Company no longer had any non-guarantors of any of its outstanding debt as of December 31, 2010. As a result, the comparative historical condensed consolidating financial information has been revised to present this information as if the new guarantor structure existed for all periods presented with the results of Royal Street Communications and MetroPCS Finance being reported as guarantor subsidiaries.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The following information presents condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, condensed consolidating statements of income for the three and six months ended June 30, 2011 and 2010, and condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010 of the parent company (MetroPCS), the issuer (Wireless), and the guarantor subsidiaries. Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

Condensed Consolidated Balance Sheet
As of June 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$1,603,172	$252,200	$622	$—	$1,855,994
Short-term investments	299,954	—	—	—	299,954
Inventories	—	124,947	15,101	—	140,048
Prepaid expenses	171	487	64,324	—	64,982
Deferred charges	—	94,931	—	—	94,931
Advances to subsidiaries	—	1,464,837	—	(1,464,837)	—
Other current assets	94	71,812	40,487	—	112,393
Total current assets	1,903,391	2,009,214	120,534	(1,464,837)	2,568,302
Property and equipment, net	—	31,234	3,825,635	—	3,856,869
Long-term investments	6,319	1,716	—	—	8,035
Investment in subsidiaries	1,139,888	4,344,422	—	(5,484,310)	—
FCC licenses	—	3,800	2,534,560	—	2,538,360
Other assets	—	96,151	33,310	—	129,461
Total assets	$3,049,598	$6,486,537	$6,514,039	$(6,949,147)	$9,101,027
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$78,511	$349,411	$—	$427,922
Advances from subsidiaries	297,941	—	1,166,896	(1,464,837)	—
Other current liabilities	—	90,123	207,628	—	297,751
Total current liabilities	297,941	168,634	1,723,935	(1,464,837)	725,673
Long-term debt	—	4,450,097	264,415	—	4,714,512
Deferred credits	1,939	719,011	109,430	—	830,380
Other long-term liabilities	—	8,907	71,837	—	80,744
Total liabilities	299,880	5,346,649	2,169,617	(1,464,837)	6,351,309
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	2,749,682	1,139,888	4,344,422	(5,484,310)	2,749,682
Total stockholders’ equity	2,749,718	1,139,888	4,344,422	(5,484,310)	2,749,718
Total liabilities and stockholders’ equity	$3,049,598	$6,486,537	$6,514,039	$(6,949,147)	$9,101,027

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidated Balance Sheet
As of December 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$507,849	$287,942	$740	$—	$796,531
Short-term investments	374,862	—	—	—	374,862
Inventories	—	145,260	15,789	—	161,049
Prepaid Expenses	—	249	50,228		50,477
Deferred charges	—	89,775	—	—	89,775
Advances to subsidiaries	647,701	462,518	—	(1,110,219)	—
Other current assets	94	81,308	39,789	—	121,191
Total current assets	1,530,506	1,067,052	106,546	(1,110,219)	1,593,885
Property and equipment, net	—	246,249	3,413,196	—	3,659,445
Long-term investments	6,319	10,381	—	—	16,700
Investment in subsidiaries	1,006,295	3,994,553	—	(5,000,848)	—
FCC licenses	—	3,800	2,518,441	—	2,522,241
Other assets	—	75,085	51,224	—	126,309
Total assets	$2,543,120	$5,397,120	$6,089,407	$(6,111,067)	$7,918,580
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$150,994	$370,794	$—	$521,788
Advances from subsidiaries	—	—	1,110,219	(1,110,219)	—
Other current liabilities	—	82,684	197,948	—	280,632
Total current liabilities	—	233,678	1,678,961	(1,110,219)	802,420
Long-term debt	—	3,508,948	248,339	—	3,757,287
Deferred credits	1,544	639,766	103,159	—	744,469
Other long-term liabilities	—	8,433	64,395	—	72,828
Total liabilities	1,544	4,390,825	2,094,854	(1,110,219)	5,377,004
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	2,541,540	1,006,295	3,994,553	(5,000,848)	2,541,540
Total stockholders’ equity	2,541,576	1,006,295	3,994,553	(5,000,848)	2,541,576
Total liabilities and stockholders’ equity	$2,543,120	$5,397,120	$6,089,407	$(6,111,067)	$7,918,580

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidated Statement of Income
Three Months Ended June 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$6,441	$1,210,352	$(7,340)	$1,209,453
OPERATING EXPENSES:
Cost of revenues	—	5,907	709,997	(7,340)	708,564
Selling, general and administrative expenses	—	528	154,028	—	154,556
Other operating expenses	—	60	136,018	—	136,078
Total operating expenses	—	6,495	1,000,043	(7,340)	999,198
(Loss) income from operations	—	(54)	210,309	—	210,255
OTHER EXPENSE (INCOME):
Interest expense	—	62,918	4,062	—	66,980
Non-operating expenses	(480)	9,516	(197)	—	8,839
Earnings from consolidated subsidiaries	(83,855)	(207,631)	—	291,486	—
Total other (income) expense	(84,335)	(135,197)	3,865	291,486	75,819
Income (loss) before provision for income taxes	84,335	135,143	206,444	(291,486)	134,436
Provision for income taxes	—	(51,288)	1,187	—	(50,101)
Net income (loss)	$84,335	$83,855	$207,631	$(291,486)	$84,335

Condensed Consolidated Statement of Income
Three Months Ended June 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$6,336	$1,060,203	$(54,003)	$1,012,536
OPERATING EXPENSES:
Cost of revenues	—	6,004	591,521	(54,003)	543,522
Selling, general and administrative expenses	—	331	158,269	—	158,600
Other operating expenses	—	35	111,967	—	112,002
Total operating expenses	—	6,370	861,757	(54,003)	814,124
(Loss) income from operations	—	(34)	198,446	—	198,412
OTHER EXPENSE (INCOME):
Interest expense	—	63,023	40,559	(38,079)	65,503
Non-operating expenses	(367)	(37,591)	(34)	38,079	87
Earnings from consolidated subsidiaries	(79,548)	(157,921)	—	237,469	—
Total other (income) expense	(79,915)	(132,489)	40,525	237,469	65,590
Income (loss) before provision for income taxes	79,915	132,455	157,921	(237,469)	132,822
Provision for income taxes	—	(52,907)	—	—	(52,907)
Net income (loss)	$79,915	$79,548	$157,921	$(237,469)	$79,915

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidated Statement of Income
Six Months Ended June 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$10,924	$2,408,295	$(15,390)	$2,403,829
OPERATING EXPENSES:
Cost of revenues	—	10,209	1,464,424	(15,390)	1,459,243
Selling, general and administrative expenses	—	715	323,612	—	324,327
Other operating expenses	—	154	264,513	—	264,667
Total operating expenses	—	11,078	2,052,549	(15,390)	2,048,237
(Loss) income from operations	—	(154)	355,746	—	355,592
OTHER EXPENSE (INCOME):
Interest expense	—	115,294	8,247	—	123,541
Non-operating expenses	(986)	9,509	(455)	—	8,068
Earnings from consolidated subsidiaries	(139,728)	(349,870)	—	489,598	—
Total other (income) expense	(140,714)	(225,067)	7,792	489,598	131,609
Income (loss) before provision for income taxes	140,714	224,913	347,954	(489,598)	223,983
Provision for income taxes	—	(85,185)	1,916	—	(83,269)
Net income (loss)	$140,714	$139,728	$349,870	$(489,598)	$140,714

Condensed Consolidated Statement of Income
Six Months Ended June 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$9,471	$2,076,237	$(102,669)	$1,983,039
OPERATING EXPENSES:
Cost of revenues	—	9,035	1,235,546	(102,669)	1,141,912
Selling, general and administrative expenses	—	436	318,074	—	318,510
Other operating expenses	—	66	218,908	—	218,974
Total operating expenses	—	9,537	1,772,528	(102,669)	1,679,396
(Loss) income from operations	—	(66)	303,709	—	303,643
OTHER EXPENSE (INCOME):
Interest expense	—	128,202	80,902	(76,119)	132,985
Non-operating expenses	(823)	(75,180)	(38)	76,119	78
Earnings from consolidated subsidiaries	(101,753)	(222,845)	—	324,598	—
Total other (income) expense	(102,576)	(169,823)	80,864	324,598	133,063
Income (loss) before provision for income taxes	102,576	169,757	222,845	(324,598)	170,580
Provision for income taxes	—	(68,004)	—	—	(68,004)
Net income (loss)	$102,576	$101,753	$222,845	$(324,598)	$102,576

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$497	$(126,873)	$608,476	$—	$482,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(6,950)	(444,623)	—	(451,573)
Purchase of investments	(299,826)	—	—	—	(299,826)
Proceeds from maturity of investments	375,000	—	—	—	375,000
Change in advances – affiliates	671,631	(820,250)	—	148,619	—
Other investing activities, net	—	(17,691)	(10,175)	—	(27,866)
Net cash provided by (used in) investing activities	746,805	(844,891)	(454,798)	148,619	(404,265)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances – affiliates	297,941	—	(149,322)	(148,619)	—
Change in book overfraft	—	1,263	—	—	1,263
Proceeds from debt issuance, net of discount	—	1,497,500	—	—	1,497,500
Retirement of senior secured credit facility debt	—	(535,792)	—	—	(535,792)
Proceeds from exercise of stock options	53,671	—	—	—	53,671
Other financing activities, net	(3,591)	(26,949)	(4,474)	—	(35,014)
Net cash provided by (used in) financing activities	348,021	936,022	(153,796)	(148,619)	981,628
INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS	1,095,323	(35,742)	(118)	—	1,059,463
CASH AND CASH EQUIVALENTS, beginning of period	507,849	287,942	740	—	796,531
CASH AND CASH EQUIVALENTS, end of period	$1,603,172	$252,200	$622	$—	$1,855,994

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$677	$(110,982)	$447,756	$—	$337,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(49,899)	(265,438)	—	(315,337)
Purchase of investments	(312,225)	—	—	—	(312,225)
Proceeds from maturity of investments	237,500	—	—	—	237,500
Change in advances - affiliates	1,638	285,848	—	(287,486)	—
Proceeds from affiliate debt	—	233,152	—	(233,152)	—
Issuance of affiliate debt	—	(333,000)	—	333,000	—
Other investing activities, net	—	(16,789)	4,380	—	(12,409)
Net cash (used in) provided by investing activities	(73,087)	119,312	(261,058)	(187,638)	(402,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(80,394)	57	—	(80,337)
Proceeds from long-term loan	—	—	333,000	(333,000)	—
Change in advances - affiliates	—	—	(287,486)	287,486	—
Repayment of debt	—	(8,000)	(233,152)	233,152	(8,000)
Proceeds from exercise of stock options	2,592	—	—	—	2,592
Other financing activities, net	(852)	—	(1,224)	—	(2,076)
Net cash provided by (used in) financing activities	1,740	(88,394)	(188,805)	187,638	(87,821)
DECREASE IN CASH AND CASH EQUIVALENTS	(70,670)	(80,064)	(2,107)	—	(152,841)
CASH AND CASH EQUIVALENTS, beginning of period	642,089	269,836	17,456	—	929,381
CASH AND CASH EQUIVALENTS, end of period	$571,419	$189,772	$15,349	$—	$776,540

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs, opinions and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include our expectations of customer growth, the causes of churn, the effect of seasonality on our business, the importance of our key non-GAAP financial measures and their use to compare companies in the industry, opportunities to enhance current operating segments, uses of CPU and EBITDA as a measure to compare performance, whether existing cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations and planned expansion, our belief that increased services areas and capacity will improve our service offerings, and help us to attract additional customers, retain existing customer, and resulting increased revenues, the challenges and opportunities facing our business, competitive differentiators, our strategy and business plans, customer expectations, our projections of capital expenditures for 2011, our views on the causes of increased churn, the effect of inflation on our operations, the effect of changes in aggregate fair value of financial assets and liabilities, whether litigation may have a material adverse effect on our business, our litigation defense strategy, our belief that amounts alleged in litigation are not meaningful indicators of our potential liability, financial condition or operations, and other statements that may relate to our plans, objectives, beliefs, strategies, goals, future events, future revenues or performance, capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “views,” “becomes,” “projects,” “should,” “would,” “could,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this quarterly report, including in the “Company Overview,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and "Legal Proceedings" sections of this report.
We base the forward-looking statements or projections made in this report on our current expectations, plans, beliefs, opinions and assumptions that have been made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this quarterly report, you should understand that these forward-looking statements are not guarantees of future performance or results and no assurances can be given that such statements or results will be obtained. Although we believe that these forward-looking statements are based on reasonable expectations, beliefs, opinions and assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include, but are not limited, to:

•	the highly competitive nature of our industry and changes in the competitive landscape;

•
the current economic environment in the United States; disruptions to the credit and financial markets in the United States; the impact of a failure to increase the United States debt ceiling and possible credit downgrade of the United States credit rating; and contractions or limited growth on consumer spending as a result of the uncertainty in the United States economy;

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

•
our ability to meet the demands and expectations of our customers, secure the products, services, applications, content and network infrastructure equipment we need or which our customers or potential customers demand, and to maintain adequate customer care;

•	our ability to secure spectrum, or secure it at acceptable prices, when we need it;

•
our ability to manage our networks to deliver the services our customers expect and to maintain and increase capacity of our networks and business systems to satisfy the demands of our customers and the demands placed by devices on our networks;

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

•	governmental regulation affecting our services and changes in government regulation, and the costs of compliance and our failure to comply with such regulations; and

•
other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 as updated or supplemented under “Item 1A. Risk Factors” in each of our subsequent Quarterly Reports on Form 10-Q as filed with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

These forward-looking statements speak only as to the date made and are subject to the factors above, among other things, and involve risks, events, circumstances, uncertainties and assumptions, many of which are beyond our ability to control or ability to predict. You should not place undue reliance on these forward-looking statements which are based on current expectations and speak only as of the date of this report. The results presented for any period, including the three months and six months ended June 30, 2011, may not be reflective of results for any subsequent period or for the fiscal year. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement in the future to reflect the occurrence of events or circumstances, except as required by law.

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
We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. Our service allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our service area, for a flat-rate monthly service fee. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees and offering nationwide voice, text and web services on an unlimited basis beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. In November 2010, we introduced Metro USASM which allows our customers to receive services in an area covering over 280 million in population for the same rates as we previously charged to use our voice, text messaging and web browsing services through a combination of our own networks and roaming arrangements with third parties. In January 2011, we introduced new 4G LTE service plans, which include all applicable taxes and regulatory fees, that allow subscribers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within 30 days, the customer is terminated. Our service plans differentiate us from the more complex plans and long-term contract requirements of traditional wireless carriers.

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

Other than the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2009-13 "Multiple Deliverable Revenue Arrangements" on January 1, 2011, our accounting policies and the methodologies and assumptions we apply under them have not changed from our annual report on Form 10-K for the year ended December 31, 2010.

Revenues
We derive our revenues from the following sources:
Service. We sell wireless broadband mobile services. The various types of service revenues associated with wireless broadband mobile for our customers include monthly recurring charges for airtime, one-time or monthly recurring charges for optional features (including nationwide long distance, unlimited international long distance, unlimited text messaging, international text messaging, voicemail, downloads, ringtones, games and content applications, unlimited directory assistance, enhanced directory assistance, ring back tones, mobile Internet browsing, location based services, mobile instant messaging, navigation, video streaming, video on demand, push e-mail and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring reactivation service charges to customers.
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
Income Taxes. For the three months and six months ended June 30, 2011 and 2010 we paid no federal income taxes. For the three months and six months ended June 30, 2011 we paid $3.5 million and $3.9 million, respectively, of state income tax. For the three and six months ended June 30, 2010 we paid approximately $2.2 million in state income taxes.

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

Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended June 30,
	2011	2010	Change
	(in thousands)
REVENUES:
Service revenues	$1,113,292	$922,137	21%
Equipment revenues	96,161	90,399	6%
Total revenues	1,209,453	1,012,536	19%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	366,030	308,168	19%
Cost of equipment	342,534	235,354	46%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	154,556	158,600	(3%)
Depreciation and amortization	134,525	109,302	23%
Loss on disposal of assets	1,553	2,700	(42%)
Total operating expenses	999,198	814,124	23%
Income from operations	$210,255	$198,412	6%

 ————————————

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended June 30, 2011, cost of service includes approximately $0.9 million and selling, general and administrative expenses includes approximately $10.1 million of stock-based compensation expense. For the three months ended June 30, 2010, cost of service includes $0.7 million and selling, general and administrative expenses includes $11.2 million of stock-based compensation expense.

Service Revenues. Service revenues increased approximately $191.2 million, or approximately 21%, to $1.1 billion for the three months ended June 30, 2011 from $922.1 million for the three months ended June 30, 2010. The increase in service revenues is primarily attributable to net customer additions of 1.4 million customers for the twelve months ended June 30, 2011.
Equipment Revenues. Equipment revenues increased approximately $5.8 million, or 6%, to approximately $96.2 million for the three months ended June 30, 2011 from approximately $90.4 million for the three months ended June 30, 2010. The increase is primarily attributable to an increase in upgrade handset sales to existing customers as well as an increase in gross customer additions which led to an approximately $31.0 million increase.  This increase was partially offset by a lower average price of handsets sold accounting for approximately $25.2 million.
Cost of Service. Cost of service increased $57.8 million, or approximately 19%, to $366.0 million for the three months ended June 30, 2011 from approximately $308.2 million for the three months ended June 30, 2010. The increase in cost of service is primarily attributable to the approximately 19% growth in our customer base and the deployment of additional network infrastructure, including network infrastructure for 4G LTE, during the twelve months ended June 30, 2011.
Cost of Equipment. Cost of equipment increased $107.1 million, or approximately 46%, to $342.5 million for the three months ended June 30, 2011 from approximately $235.4 million for the three months ended June 30, 2010. The increase is primarily attributable to an increase in handset upgrades by existing customers and an increase in gross customer additions which led to an approximately $70.6 million increase, as well as a higher average cost of handsets accounting for an approximately $36.8 million increase.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.0 million, or approximately 3%, to approximately $154.6 million for the three months ended June 30, 2011 from $158.6 million for the three months ended June 30, 2010. Selling expenses decreased by approximately $7.7 million, or approximately 9%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease in selling expenses is primarily attributable to an approximate $9.2 million decrease in marketing and advertising expenses, partially offset by an approximate $1.6 million increase in employee related costs to support our growth. General and administrative expenses increased approximately $4.8 million, or approximately 8%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to the growth in our business.
Depreciation and Amortization. Depreciation and amortization expense increased $25.2 million, or 23%, to $134.5 million for the three months ended June 30, 2011 from $109.3 million for the three months ended June 30, 2010. The increase related primarily to network infrastructure assets placed into service during the twelve months ended June 30, 2011 to support the continued growth and expansion of our network.
Non-Operating Items

	Three Months Ended June 30,
	2011	2010	Change
	(in thousands)
Interest expense	$66,980	$65,503	2%
Loss on extinguishment of debt	9,536	—	100%
Provision for income taxes	50,101	52,907	(5%)
Net income	84,335	79,915	6%
Interest Expense. Interest expense increased approximately $1.5 million, or 2%, to approximately $67.0 million for the three months ended June 30, 2011 from $65.5 million for the three months ended June 30, 2010. The increase in interest expense was primarily attributable to an approximate $11.2 million increase in interest expense on the senior secured credit facility, as amended, as a result of the issuance of a new tranche of term loans in the amount of $500.0 million, or Tranche B-3 Term Loans, in March 2011 as well as an additional $1.0 billion of Tranche B-3 Term Loans, or the Incremental Tranche B-3 Term Loans, in May 2011. This increase in interest expense was partially offset by a decrease due to the repayment of approximately $535.8 million of existing tranche B-1 term loans, or Tranche B-1 Term Loans, in May 2011 coupled with a decrease of $8.8 million in interest expense on senior notes as a result of the redemption of our 9 1/4% senior notes due 2014, or 9 1/4% Senior Notes, in late 2010 and the issuance of new senior notes at a lower rate of interest. Our weighted average interest rate decreased to 6.13% for the three months ended June 30, 2011 compared to 7.43% for the three months ended June 30, 2010. Average debt outstanding for the three months ended June 30, 2011 and 2010 was approximately $4.3 billion and $3.5 billion, respectively.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $9.5 million for the three months ended June 30, 2011 was due to the repayment of approximately $535.8 million in outstanding principal under the Tranche B-1 Term Loans in May 2011.
Provision for Income Taxes. Income tax expense was $50.1 million and $52.9 million for the three months ended June 30, 2011 and 2010, respectively. The effective tax rate was 37.3% and 39.8% for the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, audit refunds, non-deductible expenses and a net change in uncertain tax positions. For the three months ended June 30, 2010, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, non-deductible expenses and a net change in uncertain tax positions.
Net Income. Net income increased $4.4 million, or approximately 6%, to $84.3 million for the three months ended June 30, 2011 compared to $79.9 million for the three months ended June 30, 2010. The increase was primarily attributable to a 6% increase in income from operations partially offset by the loss on extinguishment of debt.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Six Months Ended June 30,
	2011	2010	Change
	(in thousands)
REVENUES:
Service revenues	$2,163,509	$1,775,420	22%
Equipment revenues	240,320	207,619	16%
Total revenues	2,403,829	1,983,039	21%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	707,447	592,820	19%
Cost of equipment	751,796	549,092	37%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	324,327	318,510	2%
Depreciation and amortization	263,219	217,102	21%
Loss on disposal of assets	1,448	1,872	(23%)
Total operating expenses	2,048,237	1,679,396	22%
Income from operations	$355,592	$303,643	17%
 ————————————

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the six months ended June 30, 2011, cost of service includes $1.8 million and selling, general and administrative expenses includes $20.4 million of stock-based compensation expense. For the six months ended June 30, 2010, cost of service includes approximately $1.8 million and selling, general and administrative expenses includes $21.5 million of stock-based compensation expense.

Service Revenues. Service revenues increased approximately $388.1 million, or approximately 22%, to approximately $2.2 billion for the six months ended June 30, 2011 from approximately $1.8 billion for the six months ended June 30, 2010. The increase in service revenues is primarily attributable to net customer additions of 1.4 million customers for the twelve months ended June 30, 2011.
Equipment Revenues. Equipment revenues increased $32.7 million, or approximately 16%, to $240.3 million for the six months ended June 30, 2011 from $207.6 million for the six months ended June 30, 2010. The increase is primarily attributable to an increase in upgrade handset sales to existing customers as well as an increase in gross customer additions which led to an approximately $55.4 million increase.  This increase was partially offset by a lower average price of handsets sold accounting for approximately $22.1 million.

Cost of Service. Cost of service increased $114.6 million, or 19%, to $707.4 million for the six months ended June 30, 2011 from $592.8 million for the six months ended June 30, 2010. The increase in cost of service is primarily attributable to the approximately 19% growth in our customer base and the deployment of additional network infrastructure, including network infrastructure for 4G LTE, during the twelve months ended June 30, 2011.
Cost of Equipment. Cost of equipment increased $202.7 million, or approximately 37%, to approximately $751.8 million for the six months ended June 30, 2011 from approximately $549.1 million for the six months ended June 30, 2010. The increase is primarily attributable to an increase in handset upgrades by existing customers and an increase in gross customer additions which led to an approximately $128.4 million increase, as well as a higher average cost of handsets accounting for an approximately $75.2 million increase.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.8 million, or approximately 2%, to $324.3 million for the six months ended June 30, 2011 from $318.5 million for the six months ended June 30, 2010. Selling expenses decreased by approximately $5.0 million, or approximately 3%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease in selling expenses is primarily attributable to an approximate $7.4 million decrease in marketing and advertising expenses, partially offset by an approximate $2.9 million increase in employee related costs to support our growth. General and administrative expenses increased approximately $11.9 million, or approximately 10%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to the growth in our business.
Depreciation and Amortization. Depreciation and amortization expense increased $46.1 million, or 21%, to $263.2 million for the six months ended June 30, 2011 from $217.1 million for the six months ended June 30, 2010. The increase related primarily to network infrastructure assets placed into service during the twelve months ended June 30, 2011 to support the continued growth and expansion of our network.
Non-Operating Items

	Six Months Ended June 30,
	2011	2010	Change
	(in thousands)
Interest expense	$123,541	$132,985	(7%)
Loss on extinguishment of debt	9,536	—	100%
Provision for income taxes	83,269	68,004	22%
Net income	140,714	102,576	37%
Interest Expense. Interest expense decreased approximately $9.5 million, or 7%, to $123.5 million for the six months ended June 30, 2011 from approximately $133.0 million for the six months ended June 30, 2010. The decrease in interest expense was primarily attributable to an approximate $17.7 million decrease in interest expense on senior notes as a result of the redemption of the 9 1/4% Senior Notes in late 2010 and the issuance of new senior notes at a lower rate of interest. This decrease was partially offset by a $9.5 million increase in interest expense on the senior secured credit facility, as amended, as a result of the issuance of the Tranche B-3 Term Loans in March 2011 as well as the Incremental Tranche B-3 Term Loans in May 2011, partially offset by lower interest expense due to the repayment of approximately $535.8 million of Tranche B-1 Term Loans in May 2011. Our weighted average interest rate decreased to 6.14% for the six months ended June 30, 2011 compared to 7.57% for the six months ended June 30, 2010. Average debt outstanding for the six months ended June 30, 2011 and 2010 was approximately $3.9 billion and $3.5 billion, respectively.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $9.5 million for the six months ended June 30, 2011 was due to the repayment of approximately $535.8 million in outstanding principal under the Tranche B-1 Term Loans in May 2011.
Provision for Income Taxes. Income tax expense was approximately $83.3 million and $68.0 million for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate was 37.2% and 39.9% for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, audit refunds, non-deductible expenses and a net change in uncertain tax positions. For the six months ended June 30, 2010, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, non-deductible expenses and a net change in uncertain tax positions.

Net Income. Net income increased $38.1 million, or 37%, to $140.7 million for the six months ended June 30, 2011 compared to approximately $102.6 million for the six months ended June 30, 2010. The increase was primarily attributable to a 17% increase in income from operations combined with a 7% decrease in interest expense, partially offset by the loss on extinguishment of debt.

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

The following table shows metric information for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Customers:
End of period	9,079,865	7,634,135	9,079,865	7,634,135
Net additions	198,810	303,009	924,755	994,611
Churn:
Average monthly rate	3.9%	3.3%	3.6%	3.5%
ARPU	$40.49	$39.84	$40.46	$39.83
CPGA	$177.88	$164.29	$166.60	$153.72
CPU	$18.94	$17.90	$19.35	$18.33
Adjusted EBITDA (in thousands)	$357,293	$322,332	$642,503	$545,950
Customers. Net customer additions were 198,810 for the three months ended June 30, 2011, compared to 303,009 for the three months ended June 30, 2010. Net customer additions were 924,755 for the six months ended June 30, 2011, compared to 994,611 for the six months ended June 30, 2010. Total customers were 9,079,865 as of June 30, 2011, an increase of approximately 19% over the customer total as of June 30, 2010 and 11% over the customer total as of December 31, 2010. The increase in total customers is primarily attributable to the continued demand for our service offerings.
Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the three months ended June 30, 2011 was 3.9%, compared to 3.3% for the three months ended June 30, 2010. Churn for the six months ended June 30, 2011 was 3.6% compared to 3.5% for the six months ended June 30, 2010. The increase in churn was primarily driven by an increase in gross additions, adjusted for false churn, in the first quarter 2011 over the first quarter 2010, and we believe continued economic pressures on our subscribers. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”
Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.49 and $39.84 for three months ended June 30, 2011 and 2010, respectively, an increase of $0.65. ARPU was $40.46 and $39.83 for the six months ended June 30, 2011 and 2010, respectively, an increase of $0.63. The increase in ARPU for the three and six months ended June 30, 2011, when compared to the same period in 2010, was primarily attributable to the continued demand for our Wireless for All and 4G LTE rate plans.

Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $177.88 for the three months ended June 30, 2011 from $164.29 for the six months ended June 30, 2010. CPGA costs increased to $166.60 for the six months ended June 30, 2011 from $153.72 for the six months ended June 30, 2010. The increase in CPGA for three and six months ended June 30, 2011, when compared to the same period in 2010, was primarily driven by increased promotional activities.
Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the three months ended June 30, 2011 and 2010 was $18.94 and $17.90, respectively. CPU for the six months ended June 30, 2011 and 2010 was $19.35 and $18.33, respectively. The increase in CPU for the three and six months ended June 30, 2011, when compared to the same period in 2010, was primarily driven by the increase in retention expense on existing customers, costs associated with our 4G LTE network upgrade and roaming expenses associated with Metro USA, offset by the continued scaling of our business.

Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; stock-based compensation expense; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; minus interest and other income and non-cash items increasing consolidated net income. Adjusted EBITDA for the three months ended June 30, 2011 increased to approximately $357.3 million from $322.3 million for the three months ended June 30, 2010. Adjusted EBITDA for the six months ended June 30, 2011 increased to $642.5 million from approximately $546.0 million for the six months ended June 30, 2010.

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
Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. ARPU for the six months ended June 30, 2010 includes approximately $0.8 million that would have been recognized as service revenues but were classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets. The following table shows the calculation of ARPU for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$1,113,292	$922,137	$2,163,509	$1,775,420
Add: Impact to service revenues of promotional activity	—	—	—	778
Less: Pass through charges	(20,735)	(24,189)	(42,010)	(47,934)
Net service revenues	$1,092,557	$897,948	$2,121,499	$1,728,264
Divided by: Average number of customers	8,994,405	7,513,202	8,739,720	7,231,177
ARPU	$40.49	$39.84	$40.46	$39.83
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$78,522	$86,194	$170,384	$175,341
Less: Equipment revenues	(96,161)	(90,399)	(240,320)	(207,619)
Add: Impact to service revenues of promotional activity	—	—	—	778
Add: Equipment revenue not associated with new customers	59,355	54,392	134,589	117,705
Add: Cost of equipment	342,534	235,354	751,796	549,092
Less: Equipment costs not associated with new customers	(159,931)	(113,377)	(352,133)	(248,122)
Gross addition expenses	$224,319	$172,164	$464,316	$387,175
Divided by: Gross customer additions	1,261,091	1,047,898	2,786,971	2,518,763
CPGA	$177.88	$164.29	$166.60	$153.72
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$366,030	$308,168	$707,447	$592,820
Add: General and administrative expense	76,034	72,406	153,943	143,169
Add: Net loss on equipment transactions unrelated to initial customer acquisition	100,576	58,985	217,544	130,417
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(10,960)	(11,918)	(22,244)	(23,333)
Less: Pass through charges	(20,735)	(24,189)	(42,010)	(47,934)
Total costs used in the calculation of CPU	$510,945	$403,452	$1,014,680	$795,139
Divided by: Average number of customers	8,994,405	7,513,202	8,739,720	7,231,177
CPU	$18.94	$17.90	$19.35	$18.33
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$84,335	$79,915	$140,714	$102,576
Adjustments:
Depreciation and amortization	134,525	109,302	263,219	217,102
Loss on disposal of assets	1,553	2,700	1,448	1,872
Stock-based compensation expense	10,960	11,918	22,244	23,333
Interest expense	66,980	65,503	123,541	132,985
Interest income	(511)	(392)	(1,026)	(856)
Other (income) expense, net	(186)	479	(442)	934
Loss on extinguishment of debt	9,536	—	9,536	—
Provision for income taxes	50,101	52,907	83,269	68,004
Adjusted EBITDA	$357,293	$322,332	$642,503	$545,950

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$343,786	$112,418	$482,100	$337,451
Adjustments:
Interest expense	66,980	65,503	123,541	132,985
Non-cash interest expense	(2,022)	(3,277)	(4,015)	(6,412)
Interest income	(511)	(392)	(1,026)	(856)
Other (income) expense, net	(186)	479	(442)	934
Other non-cash expense	—	(492)	—	(963)
Provision for uncollectible accounts receivable	(95)	(86)	(261)	(58)
Deferred rent expense	(3,738)	(5,380)	(7,832)	(10,915)
Cost of abandoned cell sites	(323)	(367)	(380)	(903)
Gain on sale and maturity of investments	151	89	319	217
Accretion of asset retirement obligations	(1,449)	(1,399)	(2,762)	(1,285)
Provision for income taxes	50,101	52,907	83,269	68,004
Deferred income taxes	(49,138)	(51,523)	(81,395)	(65,700)
Changes in working capital	(46,263)	153,852	51,387	93,451
Adjusted EBITDA	$357,293	$322,332	$642,503	$545,950

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At June 30, 2011, we had a total of approximately $2.2 billion in cash, cash equivalents and short-term investments. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, we have adequate liquidity, cash flow and financial flexibility to fund our operations in the near-term.
In July 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement, or the Amendment, which amended and restated the senior secured credit facility. The Amendment amended the senior secured credit facility to, among other things, extend the maturity of $1.0 billion of existing term loans, or Tranche B-2 Term Loans, under the senior secured credit facility to November 2016 as well as increase the interest rate to LIBOR plus 3.50% on the extended portion only. The remaining Tranche B-1 Term Loans under the senior secured credit facility will mature in 2013 and the interest rate continues to be LIBOR plus 2.25%.
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

In November 2010, Wireless completed the redemption of the remaining outstanding 9 1/4% Senior Notes.
In March 2011, Wireless entered into an Amendment and Restatement, or the New Amendment, which further amends and restates the senior secured credit facility to, among other things, provide for the Tranche B-3 Term Loans, which will mature in March 2018 and have an interest rate of LIBOR plus 3.75%. The New Amendment also increases the interest rate on the existing Tranche B-1 Term Loans and Tranche B-2 Term Loans under the senior secured credit facility to LIBOR plus 3.821%. The New Amendment modified certain limitations under the senior secured credit facility, including limitations on our ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. In addition, Wireless is no longer subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio. However, under certain circumstances, we could be subject to certain financial covenants that contain ratios based on consolidated Adjusted EBITDA as defined by the senior secured credit facility. Under the New Amendment, the definition of consolidated Adjusted EBITDA has changed and no longer excludes interest and other income.
In May 2011, Wireless entered into an Incremental Commitment Agreement, or the Incremental Agreement, which supplements the New Amendment to provide for the Incremental Tranche B-3 Term Loans which amount was borrowed on May 10, 2011. The Incremental Tranche B-3 Term Loans have an interest rate of LIBOR plus 3.75% and will mature in March 2018. The Incremental Tranche B-3 Term Loans are repayable in quarterly installments of $2.5 million. A portion of the proceeds from the Incremental Tranche B-3 Term Loans were used to prepay the $535.8 million in outstanding principal under the Tranche B-1 Term Loans, with the remaining proceeds to be used for general corporate purposes, including opportunistic spectrum acquisitions. The net proceeds from the Incremental Tranche B-3 Term Loans were $455.9 million after prepayment of the Tranche B-1 Term Loans, underwriter fees, other debt issuance costs of approximately $8.3 million. The Incremental Agreement did not modify the interest rate, maturity date or any of the other terms of the New Amendment applicable to the Tranche B-2 Term Loans or the existing Tranche B-3 Term Loans.
Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as operating segments. We are seeking opportunities to enhance our current operating segments and to provide service in new geographic areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund planned geographical expansion.
The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction, increasing the capacity, or upgrade of our network infrastructure, including network infrastructure for 4G LTE, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the six months ended June 30, 2011 were approximately $451.6 million and capital expenditures for the year ended December 31, 2010 were approximately $790.4 million. The expenditures for the six months ended June 30, 2011 were primarily associated with our efforts to increase the service area and capacity of our existing network and the upgrade of our network to 4G LTE. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers resulting in increased revenues.
As of June 30, 2011, we owed an aggregate of approximately $4.5 billion under our senior secured credit facility, as amended, 7 7/8% Senior Notes and 6 5/8% Senior Notes, as well as $271.4 million under our capital lease obligations.
Operating Activities
Cash provided by operating activities increased $144.6 million to $482.1 million during the six months ended June 30, 2011 from approximately $337.5 million for the six months ended June 30, 2010. The increase is primarily attributable to a decrease in cash flows used for changes in working capital for the six months ended June 30, 2011 as compared to the same period in 2010, coupled with a 37% increase in net income.
Investing Activities
Cash used in investing activities was approximately $404.3 million during the six months ended June 30, 2011 compared to approximately $402.5 million during the six months ended June 30, 2010. Purchases of property and equipment increased $136.2 million for the six months ended June 30, 2011 compared to the same period in 2010, partially offset by an increase in cash flows provided by net purchases of short-term investments.
Financing Activities
Cash provided by financing activities was $981.6 million during the six months ended June 30, 2011 compared to cash used in financing activities of $87.8 million during the six months ended June 30, 2010. The increase during the six months ended June 30, 2011 was due primarily to $946.4 million in net proceeds from borrowings under the senior secured credit facility, as amended, a $81.6 million increase in cash provided by changes in book overdraft and a $51.1 million increase in proceeds from the exercise of stock options.

Capital Lease Obligations
We have entered into various non-cancelable capital lease agreements, with expirations through 2026. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense. As of June 30, 2011, we had $271.4 million of capital lease obligations, with $7.0 million and $264.4 million recorded in current maturities of long-term debt and long-term debt, respectively.
Capital Expenditures and Other Asset Acquisitions and Dispositions
Capital Expenditures. We currently expect to incur capital expenditures in the range of $900.0 million to $1.0 billion on a consolidated basis for the year ending December 31, 2011.
During the six months ended June 30, 2011, we incurred approximately $451.6 million in capital expenditures. During the year ended December 31, 2010, we incurred approximately $790.4 million in capital expenditures. These capital expenditures were primarily associated with our efforts to increase the service area and capacity of our existing network and the upgrade of our network to 4G LTE in select metropolitan areas.
Other Acquisitions and Dispositions. In October 2010, we entered into an asset purchase agreement to acquire 10 MHz of AWS spectrum and certain related network assets adjacent to the Northeast metropolitan areas and surrounding areas for a total purchase price of $49.2 million. In November 2010, we closed on the acquisition of the network assets and paid a total of $41.1 million in cash. In February 2011, we closed on the acquisition of the 10 MHz of AWS spectrum and paid $8.0 million in cash. In June 2011, we completed a final settlement of costs and received $0.5 million in cash as reimbursement for pre-acquisition payments made on behalf of the seller.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not routinely enter into derivatives or other financial instruments for trading, speculative or hedging purposes, unless it is hedging interest rate risk exposure or is required by our senior secured credit facility, as amended. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.
As of June 30, 2011, we had approximately $2.5 billion in outstanding indebtedness under our senior secured credit facility, as amended, that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 3.821% for the Tranche B-2 Term Loans and LIBOR plus 3.75% for the Tranche B-3 Term Loans and Incremental Tranche B-3 Term Loans. The interest rate on the outstanding debt under our senior secured credit facility, as amended, as of June 30, 2011 was 5.008%, which includes the impact of our interest rate protection agreements. In March 2009, we entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure. These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.927%. The monthly interest settlement periods began on February 1, 2010. These agreements expire on February 1, 2012. In April 2011, we entered into three separate three-year interest rate protection agreements to manage the Company's interest rate risk exposure. These agreements were effective on April 15, 2011 and cover a notional amount of $450.0 million and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.242%. The monthly interest settlement periods began on April 15, 2011. These agreements expire on April 15, 2014. If market LIBOR rates increase 100 basis points over the rates in effect at June 30, 2011, annual interest expense on the $1.0 billion in variable rate debt that is not subject to interest rate protection agreements would increase approximately $10.3 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. We are not currently party to any pending legal proceedings that we believe could, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or liquidity. However, legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We intend to vigorously pursue defenses in litigation in which we are involved and engage in discussions where appropriate to resolve these matters on terms favorable to us. We believe that any amounts which parties to such litigation allege we are liable are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. It is possible, however, that our business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, including legal and litigation expenses, significant settlement costs and/or unfavorable damage awards relating to such matters.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 1, 2011 other than the changes and additions to the Risk Factors contained under this Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011 and the risk factor set forth below. You should be aware that the risk factors included in all our filings with the SEC and other information contained in our filings with the SEC may not describe every risk facing our Company or which could affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us that affect all businesses or the industry generally or equally, that may or may not occur in the next several years, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and operating results.

The investment of our substantial cash balances are subject to risk.

We can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. As a result of uncertainty in the United States political arena, the United States economy, and the credit and financial markets, together with the potential impact of the failure of the United States government to raise the United States debt ceiling and the possible downgrade of the United States debt credit rating, the stability of the trading market for United States government securities and treasury auctions could be adversely impacted or impaired and the United States government may be unable to satisfy their obligations under any treasury securities we hold. We are also exposed to risks resulting from the deterioration in the financial condition of financial institutions holding our cash deposits, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. All our investments are subject to credit, liquidity, market and interest rate risk. Such risks may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term, which may have a material adverse effect on our business, financial condition, operating results and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Share Repurchases
The following table provides information about shares acquired from employees during the second quarter of 2011 as payment of withholding taxes in connection with the vesting of restricted stock:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	8,486	$16.34	—	—
May 1 – May 31	10,559	$17.92	—	—
June 1 – June 30	45,842	$17.73	—	—
Total	64,887	$17.58	—	—

Item 3. Defaults Upon Senior Securities
None.

Item 4. (Removed and Reserved)
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1 (a) †	Amendment No. 4 to General Purchase Agreement, with an effective date of March 23, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)

10.1(b) †	Amendment No. 5 to General Purchase Agreement, dated as of June 15, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)

10.2 †	Amendment No. 1 to Master Procurement Agreement, dated June 13, 2011, by and between MetroPCS Wireless, Inc. and Ericsson Inc.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

METROPCS COMMUNICATIONS, INC.

Date: August 3, 2011	By:	/s/ Roger D. Linquist
Roger D. Linquist Chief Executive Officer and Chairman of the Board

Date: August 3, 2011	By:	/s/ J. Braxton Carter
J. Braxton Carter Chief Financial Officer and Vice Chairman

INDEX TO EXHIBITS

Exhibit Number	Description
10.1 (a) †	Amendment No. 4 to General Purchase Agreement, with an effective date of March 23, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)

10.1(b) †	Amendment No. 5 to General Purchase Agreement, dated as of June 15, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)

10.2 †	Amendment No. 1 to Master Procurement Agreement, dated June 13, 2011, by and between MetroPCS Wireless, Inc. and Ericsson Inc.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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