Form 10-Q
period 2011-09-30
METROPCS COMMUNICATIONS INC
filed 2011-11-01
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 28, 2011, there were 362,259,788 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
 ————————————

*	No reportable information under this item.

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	September 30, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$1,840,761	$796,531
Short-term investments	299,981	374,862
Inventories	147,002	161,049
Accounts receivable (net of allowance for uncollectible accounts of $611 and $2,494 at September 30, 2011 and December 31, 2010, respectively)	65,048	58,056
Prepaid expenses	66,763	50,477
Deferred charges	81,178	83,485
Deferred tax assets	6,290	6,290
Other current assets	42,795	63,135
Total current assets	2,549,818	1,593,885
Property and equipment, net	4,009,265	3,659,445
Restricted cash and investments	2,576	2,876
Long-term investments	6,319	16,700
FCC licenses	2,538,600	2,522,241
Other assets	173,023	123,433
Total assets	$9,279,601	$7,918,580
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$476,324	$521,788
Current maturities of long-term debt	32,860	21,996
Deferred revenue	243,696	224,471
Other current liabilities	26,458	34,165
Total current liabilities	779,338	802,420
Long-term debt, net	4,710,992	3,757,287
Deferred tax liabilities	756,362	643,058
Deferred rents	114,766	101,411
Other long-term liabilities	92,673	72,828
Total liabilities	6,454,131	5,377,004
COMMITMENTS AND CONTINGENCIES (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 362,219,229 and 355,318,666 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	36	36
Additional paid-in capital	1,776,506	1,686,761
Retained earnings	1,068,148	858,108
Accumulated other comprehensive loss	(12,947)	(1,415)
Less treasury stock, at cost, 537,395 and 237,818 treasury shares at September 30, 2011 and December 31, 2010, respectively	(6,273)	(1,914)
Total stockholders’ equity	2,825,470	2,541,576
Total liabilities and stockholders’ equity	$9,279,601	$7,918,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010
REVENUES:
Service revenues	$1,131,054	$942,251	$3,294,563	$2,717,671
Equipment revenues	74,334	78,538	314,654	286,156
Total revenues	1,205,388	1,020,789	3,609,217	3,003,827
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $120,362, $99,706, $347,645 and $290,532 shown separately below)	382,033	313,688	1,089,480	906,508
Cost of equipment	343,473	256,265	1,095,269	805,357
Selling, general and administrative expenses (excluding depreciation and amortization expense of $18,947, $14,098, $54,883 and $40,374 shown separately below)	162,459	147,431	486,786	465,940
Depreciation and amortization	139,309	113,804	402,528	330,906
Loss (gain) on disposal of assets	1,283	(18,333)	2,731	(16,461)
Total operating expenses	1,028,557	812,855	3,076,794	2,492,250
Income from operations	176,831	207,934	532,423	511,577
OTHER EXPENSE (INCOME):
Interest expense	69,511	65,726	193,051	198,710
Interest income	(531)	(497)	(1,557)	(1,353)
Other (income) expense, net	(93)	462	(534)	1,396
Loss on extinguishment of debt	—	15,590	9,536	15,590
Total other expense	68,887	81,281	200,496	214,343
Income before provision for income taxes	107,944	126,653	331,927	297,234
Provision for income taxes	(38,618)	(49,366)	(121,887)	(117,370)
Net income	$69,326	$77,287	$210,040	$179,864
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $25, $89, $127 and $167, respectively	40	137	204	261
Unrealized losses on cash flow hedging derivatives, net of tax benefit of $5,790, $2,237, $13,713 and $8,674, respectively	(9,286)	(3,355)	(22,060)	(13,573)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $47, $49, $169 and $132, respectively	(75)	(74)	(272)	(207)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax benefit of $2,468, $1,884, $6,587 and $9,320, respectively	3,956	2,780	10,596	14,584
Total other comprehensive (loss) income	(5,365)	(512)	(11,532)	1,065
Comprehensive income	$63,961	$76,775	$198,508	$180,929
Net income per common share:
Basic	$0.19	$0.22	$0.58	$0.51
Diluted	$0.19	$0.22	$0.57	$0.50
Weighted average shares:
Basic	362,019,205	353,954,532	359,763,082	353,342,910
Diluted	364,865,226	356,423,216	363,717,798	355,593,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,040	$179,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	402,528	330,906
Provision for uncollectible accounts receivable	382	38
Deferred rent expense	13,457	15,648
Cost of abandoned cell sites	650	1,450
Stock-based compensation expense	32,142	35,103
Non-cash interest expense	6,141	10,049
Loss (gain) on disposal of assets	2,731	(16,461)
Loss on extinguishment of debt	9,536	15,590
Gain on sale of investments	(441)	(340)
Accretion of asset retirement obligations	4,198	2,772
Other non-cash expense	—	1,455
Deferred income taxes	119,290	114,105
Changes in assets and liabilities:
Inventories	14,047	21,199
Accounts receivable, net	(7,373)	4,761
Prepaid expenses	(16,289)	(11,885)
Deferred charges	2,307	(4,263)
Other assets	24,755	15,730
Accounts payable and accrued expenses	(90,087)	(50,921)
Deferred revenue	19,225	10,474
Other liabilities	6,421	4,117
Net cash provided by operating activities	753,660	679,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(699,625)	(547,943)
Change in prepaid purchases of property and equipment	(65,241)	60,348
Proceeds from sale of property and equipment	845	7,643
Purchase of investments	(462,289)	(1,174,773)
Proceeds from maturity of investments	537,500	387,500
Change in restricted cash and investments	300	1,262
Acquisitions of FCC licenses and microwave clearing costs	(4,003)	(3,686)
Cash used in asset acquisitions	(7,495)	—
Net cash used in investing activities	(700,008)	(1,269,649)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	14,081	(78,765)
Proceeds from debt issuance, net of discount	1,497,500	992,770
Debt issuance costs	(15,351)	(24,250)
Repayment of debt	(17,945)	(12,000)
Retirement of long-term debt	(535,792)	(327,529)
Payments on capital lease obligations	(6,222)	(2,923)
Purchase of treasury stock	(4,359)	(1,586)
Proceeds from exercise of stock options	58,666	4,944
Net cash provided by financing activities	990,578	550,661
INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	1,044,230	(39,597)
CASH AND CASH EQUIVALENTS, beginning of period	796,531	929,381
CASH AND CASH EQUIVALENTS, end of period	$1,840,761	$889,784

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
The condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended September 30, 2011 and 2010, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company offers a family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports regulatory fees for the tax inclusive plans in cost of service on the accompanying condensed consolidated statements of income and comprehensive income. When the Company separately assesses these regulatory fees on its customers, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying condensed consolidated statements of income and comprehensive income. For the three months ended September 30, 2011 and 2010, the Company recorded $16.8 million and $18.5 million, respectively, of FUSF, E-911 and other fees on a gross basis. For the nine months ended September 30, 2011 and 2010, the Company recorded $52.3 million and $63.1 million, respectively, of FUSF, E-911 and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying condensed consolidated statements of income and comprehensive income.

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
The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include U.S. Treasury securities with an original maturity of over 90 days. Unrealized gains, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period. The U.S. Treasury securities reported as of September 30, 2011 have contractual maturities of less than one year.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of September 30, 2011
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	299,910	70	—	299,980
Total short-term investments	$299,917	$70	$(6)	$299,981

	As of December 31, 2010
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	374,681	180	—	374,861
Total short-term investments	$374,688	$180	$(6)	$374,862

4.	Derivative Instruments and Hedging Activities:
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
Interest rate protection agreements are entered into to manage interest rate risk associated with Wireless’ variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three and nine months ended September 30, 2011, the change in fair value did not result in ineffectiveness.
At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $15.1 million of net losses that are reported in accumulated other comprehensive loss at September 30, 2011 are expected to be reclassified into earnings within the next 12 months.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Cross-default Provisions
Wireless’ interest rate protection agreements contain cross-default provisions to its Senior Secured Credit Facility. Wireless’ Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the facility. If Wireless were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position on September 30, 2011 is $26.9 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of September 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Long-term investments	$—	Long-term investments	$10,381
Interest rate protection agreements	Other current liabilities	(15,086)	Other current liabilities	(17,508)
Interest rate protection agreements	Other long-term liabilities	(11,815)	Other long-term liabilities	(1,182)
Total derivatives designated as hedging instruments under ASC 815		$(26,901)		$(8,309)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income
For the Three Months Ended September 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010
Interest rate protection agreements	$(15,076)	$(5,591)	Interest expense	$(6,424)	$(4,663)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income
For the Nine Months Ended September 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010
Interest rate protection agreements	$(35,774)	$(22,246)	Interest expense	$(17,182)	$(23,904)

5.	Intangible Assets:

The Company operates wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband services. The Company holds personal communications services (“PCS”) licenses, advanced wireless services (“AWS”) licenses, and 700 MHz licenses granted or acquired on various dates. The PCS licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of the Company's licensed spectrum if the Company's use of its spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company's system. Accordingly, the Company incurs costs related to microwave relocation in constructing its PCS and AWS networks. FCC Licenses and related microwave relocation costs are recorded at cost.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The change in the carrying value of intangible assets during the nine months ended September 30, 2011 is as follows (in thousands):

	FCC Licenses	Microwave Relocation Costs
Balance at January 1, 2011	$2,500,192	$22,049
Additions	13,579	2,780
Disposals	—	—
Balance at September 30, 2011	$2,513,771	$24,829

Although PCS, AWS and 700 MHz licenses are issued with a stated term between ten and fifteen years, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. As such, under the provisions of ASC 350, (Topic 350, “Intangibles-Goodwill and Other”), the Company's PCS, AWS and 700 MHz licenses and microwave relocation costs (collectively, the "indefinite-lived intangible assets") are not amortized because they are considered to have indefinite lives, but are tested at least annually for impairment.

In accordance with the requirements of ASC 350, the Company performs its annual indefinite-lived intangible assets impairment test as of each September 30th or more frequently if events or changes in circumstances indicate that the carrying value of the indefinite-lived intangible assets might be impaired. The impairment test consists of a comparison of estimated fair value with the carrying value. The Company estimates the fair value of its indefinite-lived intangible assets using a direct value methodology. The direct value approach determines fair value using a discounted cash flow model. Cash flow projections involve assumptions by management that include a degree of uncertainty including future cash flows, long-term growth rates, appropriate discount rates, and other inputs. The Company believes that its estimates are consistent with assumptions that marketplace participants would use to estimate fair value. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible assets and charged to results of operations.

For the purpose of performing the annual impairment test as of September 30, 2011, the indefinite-lived intangible assets were aggregated and combined into a single unit of accounting, consistent with the management of the business on a national scope. No impairment was recognized as a result of the test performed at September 30, 2011 as the fair value of the indefinite-lived intangible assets was in excess of the carrying value. Although the Company does not expect its estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within the discounted cash flow model when determining the fair value of the indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for the indefinite-lived intangible assets and may affect any related impairment charge. The most significant assumptions within the Company's discounted cash flow model are the discount rate, the projected growth rate, and projected cash flows. A one percent decline in annual revenue growth rates, a one percent decline in annual net cash flows or a one percent increase in discount rate would not result in an impairment as of September 30, 2011.

Furthermore, if any of the indefinite-lived intangible assets are subsequently determined to have a finite useful life, such assets would be tested for impairment in accordance with ASC 360 (Topic 360, “Property, Plant, and Equipment”), and the intangible assets would then be amortized prospectively over the estimated remaining useful life.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

6.	Long-term Debt:
Long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Senior Secured Credit Facility	$2,478,263	$1,532,000
7 7/8% Senior Notes	1,000,000	1,000,000
6 5/8% Senior Notes	1,000,000	1,000,000
Capital Lease Obligations	274,451	254,336
Total long-term debt	4,752,714	3,786,336
Add: unamortized discount on debt	(8,862)	(7,053)
Total debt	4,743,852	3,779,283
Less: current maturities	(32,860)	(21,996)
Total long-term debt	$4,710,992	$3,757,287
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
Senior Secured Credit Facility
In November 2006, Wireless entered into the senior secured credit facility, which consisted of a $1.6 billion term loan facility and a $100.0 million revolving credit facility. In November 2006, Wireless borrowed $1.6 billion under the senior secured credit facility. The term loan facility was repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion.
In July 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement (the “Amendment”) which amended and restated the senior secured credit facility to, among other things, extend the maturity of $1.0 billion of existing term loans (“Tranche B-2 Term Loans”) under the Senior Secured Credit Facility to November 2016, increase the interest rate to LIBOR plus 3.50% on the extended portion only and reduce the revolving credit facility from $100.0 million to $67.5 million. The remaining term loans (“Tranche B-1 Term Loans”) under the Senior Secured Credit Facility will mature in November 2013 and the interest rate continues to be LIBOR plus 2.25%. This modification did not result in a loss on extinguishment of debt.
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
The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The weighted average rate as of September 30, 2011 was 5.028%, which includes the impact of the interest rate protection agreements (See Note 4).
Capital Lease Obligations
The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2026. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of September 30, 2011, the Company had $7.5 million and $267.0 million of capital lease obligations recorded in current maturities of long-term debt and long-term debt, respectively.

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
Included in the Company’s long-term investments are certain auction rate securities, some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable Level 3 inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Significant inputs to the investments valuation are unobservable in the active markets and are classified as Level 3 in the hierarchy.
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
The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2011, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,713,379	$—	$—	$1,713,379
Short-term investments	299,981	—	—	299,981
Restricted cash and investments	2,576	—	—	2,576
Long-term investments	—	—	6,319	6,319
Total assets measured at fair value	$2,015,936	$—	$6,319	$2,022,255
Liabilities
Derivative liabilities	$—	$26,901	$—	$26,901
Total liabilities measured at fair value	$—	$26,901	$—	$26,901

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$787,829	$—	$—	$787,829
Short-term investments	374,862	—	—	374,862
Restricted cash and investments	2,876	—	—	2,876
Long-term investments	—	—	6,319	6,319
Derivative assets	—	10,381	—	10,381
Total assets measured at fair value	$1,165,567	$10,381	$6,319	$1,182,267
Liabilities
Derivative liabilities	$—	$18,690	$—	$18,690
Total liabilities measured at fair value	$—	$18,690	$—	$18,690
The following table summarizes the changes in fair value of the Company’s net derivative liabilities included in Level 2 assets (in thousands):

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	Three Months Ended September 30,
	2011	2010
Beginning balance	$18,249	$22,273
Total losses (realized or unrealized):
Included in earnings (1)	6,424	4,663
Included in accumulated other comprehensive income (loss)	(15,076)	(5,591)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$26,901	$23,201
 ————————————

(1)
Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	Nine Months Ended September 30,
	2011	2010
Beginning balance	$8,309	$24,859
Total losses (realized or unrealized):
Included in earnings (2)	17,182	23,904
Included in accumulated other comprehensive income (loss)	(35,774)	(22,246)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$26,901	$23,201
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
The carrying value of the Company’s financial instruments, with the exception of long-term debt including current maturities, reasonably approximate the related fair values as of September 30, 2011 and December 31, 2010. The fair value of the Company’s long-term debt, excluding capital lease obligations, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of September 30, 2011, the carrying value and fair value of long-term debt, including current maturities, were $4.5 billion and approximately $4.2 billion, respectively. As of December 31, 2010, the carrying value and fair value of long-term debt, including current maturities, were $3.5 billion and $3.5 billion, respectively.

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at September 30, 2011 and December 31, 2010 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

8.	Net Income Per Common Share:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic EPS:
Net income applicable to common stock	$69,326	$77,287	$210,040	$179,864
Amount allocable to common shareholders	99.1%	99.2%	99.1%	99.2%
Rights to undistributed earnings	$68,686	$76,695	$208,106	$178,482
Weighted average shares outstanding—basic	362,019,205	353,954,532	359,763,082	353,342,910
Net income per common share—basic	$0.19	$0.22	$0.58	$0.51
Diluted EPS:
Rights to undistributed earnings	$68,686	$76,695	$208,106	$178,482
Weighted average shares outstanding—basic	362,019,205	353,954,532	359,763,082	353,342,910
Effect of dilutive securities:
Stock options	2,846,021	2,468,684	3,954,716	2,250,869
Weighted average shares outstanding—diluted	364,865,226	356,423,216	363,717,798	355,593,779
Net income per common share—diluted	$0.19	$0.22	$0.57	$0.50
In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. During the three and nine months ended September 30, 2011 and 2010, the Company issued restricted stock awards. Unvested shares of restricted stock are participating securities such that they have rights to receive non-forfeitable dividends. In accordance with ASC 260, the unvested restricted stock was considered a “participating security” for purposes of computing earnings per common share and was therefore included in the computation of basic and diluted earnings per common share.
Under certain of the Company's restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the three and nine months ended September 30, 2011 and 2010, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the three and nine months ended September 30, 2011, approximately 3.4 million of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture. For the three and nine months ended September 30, 2010, approximately 2.7 million of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.
For the three months ended September 30, 2011 and 2010, 18.5 million and 22.3 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the nine months ended September 30, 2011 and 2010, 17.8 million and 25.2 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

9.	Commitments and Contingencies:

Litigation

The Company is involved in litigation from time to time, including litigation regarding intellectual property claims, that it considers to be in the normal course of business. The Company is not currently party to any pending legal proceedings that the Company believes could, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, legal proceedings are inherently unpredictable, and the matters in which the Company is involved often present complex legal and factual issues. The Company intends to vigorously defend litigation in which it is involved and engage in discussions where possible to resolve these matters on terms favorable to the Company. The

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Company believes that any amounts which parties to such litigation allege the Company is liable are not necessarily meaningful indicators of the Company’s potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved. It is possible, however, that the Company’s business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, significant settlement costs and/or unfavorable damage awards relating to such matters.

10.	Supplemental Cash Flow Information:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash paid for interest	$183,728	$160,741
Cash paid for income taxes	4,113	2,359
Non-cash investing and financing activities
The Company’s accrued purchases of property and equipment were $136.5 million and $71.1 million as of September 30, 2011 and 2010, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.
Assets acquired under capital lease obligations were $25.0 million and $23.6 million for the nine months ended September 30, 2011 and 2010, respectively.
During the nine months ended September 30, 2010, the Company returned obsolete network infrastructure assets to one of its vendors in exchange for $19.9 million in credits towards the purchase of additional network infrastructure assets with the vendor.
During the nine months ended September 30, 2010, the Company received $22.0 million in fair value of FCC licenses in exchanges with other parties.

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
Transactions associated with the related-parties described above are included in various line items in the accompanying condensed consolidated balance sheets, condensed consolidated statements of income and comprehensive income, and condensed consolidated statements of cash flows. The following tables summarize the transactions with related-parties (in millions):

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

	September 30, 2011	December 31, 2010
Network service fees included in prepaid expenses	$1.5	$1.5
Receivables from related-party included in other current assets	1.0	0.6
DAS equipment included in property and equipment, net	379.3	366.4
Deferred network service fees included in other assets	8.6	9.9
Payments due to related-party included in accounts payable and accrued expenses	8.8	7.8
Current portion of capital lease obligations included in current maturities of long-term debt	6.5	5.2
Non-current portion of capital lease obligations included in long-term debt, net	233.9	215.4
Deferred DAS service fees included in other long-term liabilities	1.4	1.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fees received by the Company as compensation included in service revenues	$4.0	$3.4	$11.4	$8.5
Fees received by the Company as compensation included in equipment revenues	4.9	5.4	16.2	15.4
Fees paid by the Company for services and related expenses included in cost of service	6.7	5.7	17.7	16.3
Fees paid by the Company for services included in selling, general and administrative expenses	0.6	1.2	3.2	4.0
DAS equipment depreciation included in depreciation expense	8.7	6.0	27.2	17.7
Capital lease interest included in interest expense	4.9	3.6	14.3	10.6

	Nine Months Ended September 30,
	2011	2010
Capital lease payments included in financing activities	$5.5	$2.3

12.	Guarantor Subsidiaries:
In connection with Wireless’ 7 7/8% Senior Notes, 6 5/8% Senior Notes, and the Senior Secured Credit Facility, MetroPCS, together with its wholly owned subsidiaries, MetroPCS, Inc., and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees which are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility, the indentures and the supplemental indentures relating to the 7 7/8% Senior Notes and 6 5/8% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS or MetroPCS, Inc. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility, the indentures and the supplemental indentures relating to the 7 7/8% Senior Notes and 6 5/8% Senior Notes.
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
The following information presents condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, condensed consolidating statements of income for the three and nine months ended September 30, 2011 and 2010, and

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010 of the parent company (MetroPCS), the issuer (Wireless), and the guarantor subsidiaries. Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

Condensed Consolidated Balance Sheet
As of September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$1,610,336	$229,705	$720	$—	$1,840,761
Short-term investments	299,981	—	—	—	299,981
Inventories	—	131,835	15,167	—	147,002
Prepaid expenses	86	694	65,983	—	66,763
Advances to subsidiaries	—	1,405,498	—	(1,405,498)	—
Other current assets	77	171,289	23,945	—	195,311
Total current assets	1,910,480	1,939,021	105,815	(1,405,498)	2,549,818
Property and equipment, net	—	1,462	4,007,803	—	4,009,265
Long-term investments	6,319	—	—	—	6,319
Investment in subsidiaries	1,203,431	4,516,223	—	(5,719,654)	—
FCC licenses	—	3,800	2,534,800	—	2,538,600
Other assets	—	141,951	33,648	—	175,599
Total assets	$3,120,230	$6,602,457	$6,682,066	$(7,125,152)	$9,279,601
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$94,142	$382,182	$—	$476,324
Advances from subsidiaries	292,154	—	1,113,344	(1,405,498)	—
Other current liabilities	—	87,753	215,261	—	303,014
Total current liabilities	292,154	181,895	1,710,787	(1,405,498)	779,338
Long-term debt	—	4,444,011	266,981	—	4,710,992
Deferred credits	2,606	753,756	114,766	—	871,128
Other long-term liabilities	—	19,364	73,309	—	92,673
Total liabilities	294,760	5,399,026	2,165,843	(1,405,498)	6,454,131
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	2,825,434	1,203,431	4,516,223	(5,719,654)	2,825,434
Total stockholders’ equity	2,825,470	1,203,431	4,516,223	(5,719,654)	2,825,470
Total liabilities and stockholders’ equity	$3,120,230	$6,602,457	$6,682,066	$(7,125,152)	$9,279,601

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidated Balance Sheet
As of December 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$507,849	$287,942	$740	$—	$796,531
Short-term investments	374,862	—	—	—	374,862
Inventories	—	145,260	15,789	—	161,049
Prepaid expenses	—	249	50,228	—	50,477
Advances to subsidiaries	647,701	462,518	—	(1,110,219)	—
Other current assets	94	171,083	39,789	—	210,966
Total current assets	1,530,506	1,067,052	106,546	(1,110,219)	1,593,885
Property and equipment, net	—	246,249	3,413,196	—	3,659,445
Long-term investments	6,319	10,381	—	—	16,700
Investment in subsidiaries	1,006,295	3,994,553	—	(5,000,848)	—
FCC licenses	—	3,800	2,518,441	—	2,522,241
Other assets	—	75,085	51,224	—	126,309
Total assets	$2,543,120	$5,397,120	$6,089,407	$(6,111,067)	$7,918,580
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$150,994	$370,794	$—	$521,788
Advances from subsidiaries	—	—	1,110,219	(1,110,219)	—
Other current liabilities	—	82,684	197,948	—	280,632
Total current liabilities	—	233,678	1,678,961	(1,110,219)	802,420
Long-term debt	—	3,508,948	248,339	—	3,757,287
Deferred credits	1,544	639,766	103,159	—	744,469
Other long-term liabilities	—	8,433	64,395	—	72,828
Total liabilities	1,544	4,390,825	2,094,854	(1,110,219)	5,377,004
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	2,541,540	1,006,295	3,994,553	(5,000,848)	2,541,540
Total stockholders’ equity	2,541,576	1,006,295	3,994,553	(5,000,848)	2,541,576
Total liabilities and stockholders’ equity	$2,543,120	$5,397,120	$6,089,407	$(6,111,067)	$7,918,580

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidated Statement of Income
Three Months Ended September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$4,558	$1,208,170	$(7,340)	$1,205,388
OPERATING EXPENSES:
Cost of revenues	—	4,180	728,666	(7,340)	725,506
Selling, general and administrative expenses	—	378	162,081	—	162,459
Other operating expenses	—	91	140,501	—	140,592
Total operating expenses	—	4,649	1,031,248	(7,340)	1,028,557
(Loss) income from operations	—	(91)	176,922	—	176,831
OTHER EXPENSE (INCOME):
Interest expense	—	64,750	4,761	—	69,511
Non-operating expenses	(452)	(47)	(125)	—	(624)
Earnings from consolidated subsidiaries	(68,874)	(171,801)	—	240,675	—
Total other (income) expense	(69,326)	(107,098)	4,636	240,675	68,887
Income (loss) before provision for income taxes	69,326	107,007	172,286	(240,675)	107,944
Provision for income taxes	—	(38,133)	(485)	—	(38,618)
Net income (loss)	$69,326	$68,874	$171,801	$(240,675)	$69,326

Condensed Consolidated Statement of Income
Three Months Ended September 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$4,437	$1,075,390	$(59,038)	$1,020,789
OPERATING EXPENSES:
Cost of revenues	—	4,118	624,873	(59,038)	569,953
Selling, general and administrative expenses	—	320	147,111	—	147,431
Other operating expenses	—	53	95,418	—	95,471
Total operating expenses	—	4,491	867,402	(59,038)	812,855
(Loss) income from operations	—	(54)	207,988	—	207,934
OTHER EXPENSE (INCOME):
Interest expense	—	63,136	42,899	(40,309)	65,726
Non-operating expenses	(456)	(24,237)	(61)	40,309	15,555
Earnings from consolidated subsidiaries	(76,831)	(165,150)	—	241,981	—
Total other (income) expense	(77,287)	(126,251)	42,838	241,981	81,281
Income (loss) before provision for income taxes	77,287	126,197	165,150	(241,981)	126,653
Provision for income taxes	—	(49,366)	—	—	(49,366)
Net income (loss)	$77,287	$76,831	$165,150	$(241,981)	$77,287

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidated Statement of Income
Nine Months Ended September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$15,483	$3,616,464	$(22,730)	$3,609,217
OPERATING EXPENSES:
Cost of revenues	—	14,389	2,193,090	(22,730)	2,184,749
Selling, general and administrative expenses	—	1,094	485,692	—	486,786
Other operating expenses	—	245	405,014	—	405,259
Total operating expenses	—	15,728	3,083,796	(22,730)	3,076,794
(Loss) income from operations	—	(245)	532,668	—	532,423
OTHER EXPENSE (INCOME):
Interest expense	—	180,044	13,007	—	193,051
Non-operating expenses	(1,439)	9,462	(578)	—	7,445
Earnings from consolidated subsidiaries	(208,601)	(521,670)	—	730,271	—
Total other (income) expense	(210,040)	(332,164)	12,429	730,271	200,496
Income (loss) before provision for income taxes	210,040	331,919	520,239	(730,271)	331,927
Provision for income taxes	—	(123,318)	1,431	—	(121,887)
Net income (loss)	$210,040	$208,601	$521,670	$(730,271)	$210,040

Condensed Consolidated Statement of Income
Nine Months Ended September 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$13,908	$3,151,627	$(161,708)	$3,003,827
OPERATING EXPENSES:
Cost of revenues	—	13,153	1,860,420	(161,708)	1,711,865
Selling, general and administrative expenses	—	756	465,184	—	465,940
Other operating expenses	—	118	314,327	—	314,445
Total operating expenses	—	14,027	2,639,931	(161,708)	2,492,250
(Loss) income from operations	—	(119)	511,696	—	511,577
OTHER EXPENSE (INCOME):
Interest expense	—	191,338	123,800	(116,428)	198,710
Non-operating expenses	(1,279)	(99,417)	(99)	116,428	15,633
Earnings from consolidated subsidiaries	(178,585)	(387,995)	—	566,580	—
Total other (income) expense	(179,864)	(296,074)	123,701	566,580	214,343
Income (loss) before provision for income taxes	179,864	295,955	387,995	(566,580)	297,234
Provision for income taxes	—	(117,370)	—	—	(117,370)
Net income (loss)	$179,864	$178,585	$387,995	$(566,580)	$179,864

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$930	$(240,366)	$993,096	$—	$753,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(5,790)	(693,835)	—	(699,625)
Purchase of investments	(462,289)	—	—	—	(462,289)
Proceeds from maturity of investments	537,500	—	—	—	537,500
Change in advances – affiliates	679,885	(689,633)	—	9,748	—
Other investing activities, net	—	(64,941)	(10,653)	—	(75,594)
Net cash provided by (used in) investing activities	755,096	(760,364)	(704,488)	9,748	(700,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances – affiliates	292,154	—	(282,406)	(9,748)	—
Change in book overdraft	—	14,081	—	—	14,081
Proceeds from debt issuance, net of discount	—	1,497,500	—	—	1,497,500
Retirement of long-term debt	—	(535,792)	—	—	(535,792)
Other financing activities, net	54,307	(33,296)	(6,222)	—	14,789
Net cash provided by (used in) financing activities	346,461	942,493	(288,628)	(9,748)	990,578
INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS	1,102,487	(58,237)	(20)	—	1,044,230
CASH AND CASH EQUIVALENTS, beginning of period	507,849	287,942	740	—	796,531
CASH AND CASH EQUIVALENTS, end of period	$1,610,336	$229,705	$720	$—	$1,840,761

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,057	$(4,846)	$683,180	$—	$679,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(141,945)	(405,998)	—	(547,943)
Purchase of investments	(537,003)	(637,770)	—	—	(1,174,773)
Proceeds from maturity of investments	387,500	—	—	—	387,500
Change in advances - affiliates	3,497	428,393	—	(431,890)	—
Proceeds from affiliate debt	—	385,664	—	(385,664)	—
Issuance of affiliate debt	—	(543,000)	—	543,000	—
Other investing activities, net	—	61,610	3,957	—	65,567
Net cash (used in) provided by investing activities	(146,006)	(447,048)	(402,041)	(274,554)	(1,269,649)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(80,263)	1,498	—	(78,765)
Proceeds from debt issuance, net of discount	—	992,770	—	—	992,770
Retirement of long-term debt	—	(327,529)	—	—	(327,529)
Proceeds from long-term loan	—	—	543,000	(543,000)	—
Change in advances - affiliates	—	—	(431,890)	431,890	—
Repayment of debt	—	(12,000)	(385,664)	385,664	(12,000)
Other financing activities, net	3,358	(24,250)	(2,923)	—	(23,815)
Net cash provided by (used in) financing activities	3,358	548,728	(275,979)	274,554	550,661
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(141,591)	96,834	5,160	—	(39,597)
CASH AND CASH EQUIVALENTS, beginning of period	642,089	269,836	17,456	—	929,381
CASH AND CASH EQUIVALENTS, end of period	$500,498	$366,670	$22,616	$—	$889,784

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs, opinions and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include information concerning our expectations of customer growth, the effect of seasonality on our business, the importance of our key non-GAAP financial measures and their use to evaluate our performance, to compare companies in the industry and to track changes over time in our non-selling cash costs, our expectations regarding churn as a result of our business model, opportunities to enhance current operating segments, uses of CPU and EBITDA as a measure to compare performance, whether existing cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations and planned capital investment including expansion, our belief that increased services areas and capacity will improve our service offerings, help us to attract additional customers, retain existing customers, and result in increased revenues, the challenges and opportunities facing our business, competitive differentiators, our ability to handle increased traffic, our strategy and business plans, customer expectations, our projections of capital expenditures for 2011, the availability of corporate opportunities, our views on the causes of increased churn, the effect of inflation on our operations, the effect of changes in aggregate fair value of financial assets and liabilities, whether litigation may have a material adverse effect on our business, our litigation defense strategy, our belief that amounts alleged in litigation are not meaningful indicators of our potential liability, financial condition or operations, and other statements that may relate to our plans, objectives, beliefs, strategies, goals, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “views,” “becomes,” “projects,” “should,” “would,” “could,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this quarterly report, including in the “Company Overview,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and "Legal Proceedings" sections of this report.
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

•
the rapid technological changes in our industry, our ability to adapt and respond to such technological changes, our ability to deploy new technologies, such as long term evolution, or 4G LTE, in our networks to expand capacity in our existing networks and successfully offer new services using such new technology;

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

•
possible disruptions or intrusions of our billing, operational support, customer care systems and networks which may limit our ability to provide service or cause disclosure of our subscriber's information;

•	governmental regulation affecting our services and changes in government regulation, and the costs of compliance and our failure to comply with such regulations; and

•
other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 as updated or supplemented under “Item 1A. Risk Factors” in each of our subsequent Quarterly Reports on Form 10-Q as filed with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

These forward-looking statements speak only as to the date made and are subject to the factors above, among other things, and involve risks, events, circumstances, uncertainties and assumptions, many of which are beyond our ability to control or ability to predict. You should not place undue reliance on these forward-looking statements which are based on current expectations and speak only as of the date of this report. The results presented for any period, including the three and nine months ended September 30, 2011, may not be reflective of results for any subsequent period or for the fiscal year. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement in the future to reflect the occurrence of events or circumstances, except as required by law.
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
We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. Our service allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our service area, for a flat-rate monthly service fee. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees and offering nationwide voice, text messaging and web browsing services on an unlimited basis beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. In November 2010, we introduced Metro USASM which allows our customers to receive services in an area covering over 280 million in population for the same rates as we previously charged to use our voice, text messaging and web browsing services through a combination of our own networks and roaming arrangements with third parties. In January 2011, we introduced new 4G LTE service plans, which include all applicable taxes and regulatory fees, that allow subscribers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within 30 days, the customer is terminated. We believe our service plans differentiate us from the more complex plans and long-term contract requirements of traditional wireless carriers.
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
Revenues
We derive our revenues from the following sources:
Service. We sell wireless broadband mobile services. The various types of service revenues associated with wireless broadband mobile services for our customers include monthly recurring charges for airtime, one-time or monthly recurring charges for optional features (including nationwide long distance, unlimited international long distance, unlimited text messaging, international text messaging, voicemail, downloads, ringtones, games and content applications, unlimited directory assistance, enhanced directory assistance, ring back tones, mobile Internet browsing, location based services, mobile instant messaging, navigation, video streaming, video on demand, push e-mail and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring reactivation service charges to customers.
Equipment. We sell wireless broadband mobile handsets and accessories that are used by our customers in connection with our wireless broadband mobile services. This equipment is also sold to our independent retailers to facilitate distribution to our customers.
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
Income Taxes. For the three and nine months ended September 30, 2011 and 2010 we paid no federal income taxes. For the three and nine months ended September 30, 2011 we paid $0.2 million and $4.1 million, respectively, of state income tax. For the three and nine months ended September 30, 2010 we paid $0.1 million and approximately $2.4 million, respectively, of state income taxes.
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

Results of Operations
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)
REVENUES:
Service revenues	$1,131,054	$942,251	20%
Equipment revenues	74,334	78,538	(5%)
Total revenues	1,205,388	1,020,789	18%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	382,033	313,688	22%
Cost of equipment	343,473	256,265	34%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	162,459	147,431	10%
Depreciation and amortization	139,309	113,804	22%
Loss (gain) on disposal of assets	1,283	(18,333)	(107%)
Total operating expenses	1,028,557	812,855	27%
Income from operations	$176,831	$207,934	(15%)

————————————

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended September 30, 2011, cost of service includes $0.8 million and selling, general and administrative expenses includes approximately $9.1 million of stock-based compensation expense. For the three months ended September 30, 2010, cost of service includes approximately $0.9 million and selling, general and administrative expenses includes approximately $10.9 million of stock-based compensation expense.

Service Revenues. Service revenues increased $188.8 million, or 20%, to $1.1 billion for the three months ended September 30, 2011 from approximately $942.3 million for the three months ended September 30, 2010. The increase in service revenues is primarily attributable to net customer additions of approximately 1.3 million customers for the twelve months ended September 30, 2011 as well as a $1.11 increase in average revenue per customer compared to the three months ended September 30, 2010.
Equipment Revenues. Equipment revenues decreased $4.2 million, or 5%, to approximately $74.3 million for the three months ended September 30, 2011 from $78.5 million for the three months ended September 30, 2010. The decrease is primarily attributable to a lower average price of handsets sold accounting for approximately $24.6 million of the decrease. This decrease was partially offset by an increase in upgrade handset sales to existing customers as well as an increase in gross customer additions which led to an approximately $20.3 million increase.
Cost of Service. Cost of service increased $68.3 million, or approximately 22%, to $382.0 million for the three months ended September 30, 2011 from approximately $313.7 million for the three months ended September 30, 2010. The increase in cost of service is primarily attributable to the approximately 16% growth in our customer base, the deployment of additional network infrastructure, including network infrastructure for 4G LTE, during the twelve months ended September 30, 2011 as well as additional roaming expenses associated with Metro USA.
Cost of Equipment. Cost of equipment increased $87.2 million, or 34%, to approximately $343.5 million for the three months ended September 30, 2011 from approximately $256.3 million for the three months ended September 30, 2010. The increase is primarily attributable to an increase in handset upgrades by existing customers and an increase in gross customer additions which led to an approximately $47.2 million increase, as well as a higher average cost of handsets accounting for an approximately $39.1 million increase.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $15.1 million, or 10%, to approximately $162.5 million for the three months ended September 30, 2011 from $147.4 million for the three months ended September 30, 2010. Selling expenses increased by $15.3 million, or approximately 21%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in selling expenses is primarily attributable to an approximate $13.1 million increase in marketing and advertising expenses. General and administrative expenses increased $1.5 million, or 2%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to the growth in our business.
Depreciation and Amortization. Depreciation and amortization expense increased $25.5 million, or 22%, to $139.3 million for the three months ended September 30, 2011 from $113.8 million for the three months ended September 30, 2010. The increase related primarily to network infrastructure assets placed into service during the twelve months ended September 30, 2011 to support the continued growth and expansion of our network.
Loss (gain) on Disposal of Assets. Loss on disposal of assets was approximately $1.3 million for the three months ended September 30, 2011 compared to a gain on disposal of assets of $18.3 million for the three months ended September 30, 2010. The loss on disposal of assets during the three months ended September 30, 2011 was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology during the three months ended September 30, 2011. The gain on disposal of assets during the three months ended September 30, 2010 was primarily due to a spectrum exchange agreement that was consummated during the three months ended September 30, 2010.
Non-Operating Items

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)
Interest expense	$69,511	$65,726	6%
Loss on extinguishment of debt	—	15,590	(100%)
Provision for income taxes	38,618	49,366	(22%)
Net income	69,326	77,287	(10%)
Interest Expense. Interest expense increased approximately $3.8 million, or approximately 6%, to $69.5 million for the three months ended September 30, 2011 from $65.7 million for the three months ended September 30, 2010. The increase in interest expense was primarily attributable to an approximate $14.3 million increase in interest expense on the senior secured credit facility, as amended, as a result of the issuance of a new tranche of term loans in the amount of $500.0 million, or Tranche B-3 Term Loans, in March 2011 as well as the issuance of an additional $1.0 billion of Tranche B-3 Term Loans, or the Incremental Tranche B-3 Term Loans, in May 2011.  This increase in interest expense was partially offset by a decrease due to the repayment of approximately $535.8 million of existing tranche B-1 term loans, or Tranche B-1 Term Loans, in May 2011 coupled with a decrease of $10.2 million in interest expense on our senior notes as a result of the redemption of our 9¼% senior notes due 2014, or 9¼% Senior Notes, in late 2010 and the issuance of new senior notes at a lower rate of interest.  Our weighted average interest rate decreased to 6.05% for the three months ended September 30, 2011 compared to 7.33% for the three months ended September 30, 2010. Average debt outstanding for the three months ended September 30, 2011 and 2010 was approximately $4.5 billion and $3.5 billion, respectively.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of approximately $15.6 million for the three months ended September 30, 2010 was due to the redemption of $313.1 million of outstanding aggregate principal amount of the 9¼% Senior Notes during the three months ended September 30, 2010.
Provision for Income Taxes. Income tax expense was $38.6 million and approximately $49.4 million for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate was approximately 35.8% and 39.0% for the three months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, net change in uncertain tax positions, amended return refunds, non-deductible expenses, and provision adjustments. For the three months ended September 30, 2010, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, non-deductible expenses, provision adjustments, and a net change in uncertain tax positions.
Net Income. Net income decreased approximately $8.0 million, or 10%, to $69.3 million for the three months ended September 30, 2011 compared to approximately $77.3 million for the three months ended September 30, 2010. The decrease was primarily attributable to an approximately 15% decrease in income from operations combined with an approximately 6% increase in interest expense, partially offset by an approximately 22% decrease in provision for income taxes.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Nine Months Ended September 30,
	2011	2010	Change
	(in thousands)
REVENUES:
Service revenues	$3,294,563	$2,717,671	21%
Equipment revenues	314,654	286,156	10%
Total revenues	3,609,217	3,003,827	20%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	1,089,480	906,508	20%
Cost of equipment	1,095,269	805,357	36%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	486,786	465,940	4%
Depreciation and amortization	402,528	330,906	22%
Loss (gain) on disposal of assets	2,731	(16,461)	(117%)
Total operating expenses	3,076,794	2,492,250	23%
Income from operations	$532,423	$511,577	4%
 ————————————

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the nine months ended September 30, 2011, cost of service includes $2.6 million and selling, general and administrative expenses includes approximately $29.5 million of stock-based compensation expense. For the nine months ended September 30, 2010, cost of service includes approximately $2.7 million and selling, general and administrative expenses includes $32.4 million of stock-based compensation expense.

Service Revenues. Service revenues increased approximately $576.9 million, or 21%, to approximately $3.3 billion for the nine months ended September 30, 2011 from $2.7 billion for the nine months ended September 30, 2010. The increase in service revenues is primarily attributable to net customer additions of approximately 1.3 million customers for the twelve months ended September 30, 2011 as well as a $0.79 increase in average revenue per customer compared to the nine months ended September 30, 2010.
Equipment Revenues. Equipment revenues increased approximately $28.5 million, or approximately 10%, to approximately $314.7 million for the nine months ended September 30, 2011 from approximately $286.2 million for the nine months ended September 30, 2010. The increase is primarily attributable to an increase in upgrade handset sales to existing customers as well as an increase in gross customer additions which led to an approximately $75.3 million increase.  This increase was partially offset by a lower average price of handsets sold accounting for $46.3 million.
Cost of Service. Cost of service increased approximately $183.0 million, or 20%, to approximately $1.1 billion for the nine months ended September 30, 2011 from $906.5 million for the nine months ended September 30, 2010. The increase in cost of service is primarily attributable to the 16% growth in our customer base and the deployment of additional network infrastructure, including network infrastructure for 4G LTE, during the twelve months ended September 30, 2011 as well as additional roaming expenses associated with Metro USA.
Cost of Equipment. Cost of equipment increased $289.9 million, or approximately 36%, to approximately $1.1 billion for the nine months ended September 30, 2011 from approximately $805.4 million for the nine months ended September 30, 2010. The increase is primarily attributable to an increase in handset upgrades by existing customers and an increase in gross customer additions which led to an approximately $175.5 million increase, as well as a higher average cost of handsets accounting for an approximately $114.4 million increase.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $20.9 million, or 4%, to approximately $486.8 million for the nine months ended September 30, 2011 from $465.9 million for the nine months ended September 30, 2010. Selling expenses increased by approximately $10.4 million, or 4%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in selling expenses is primarily attributable to an approximate $5.6 million increase in marketing and advertising expenses and an approximate $5.3 million increase in employee related costs. General and administrative expenses increased $13.4 million, or 7%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to the growth in our business.
Depreciation and Amortization. Depreciation and amortization expense increased $71.6 million, or approximately 22%, to $402.5 million for the nine months ended September 30, 2011 from $330.9 million for the nine months ended September 30, 2010. The increase related primarily to network infrastructure assets placed into service during the twelve months ended September 30, 2011 to support the continued growth and expansion of our network.
Loss (gain) on Disposal of Assets. Loss on disposal of assets was $2.7 million for the nine months ended September 30, 2011 compared to a gain on disposal of assets of approximately $16.5 million for the three months ended September 30, 2010. The loss on disposal of assets during the nine months ended September 30, 2011 was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology. The gain on disposal of assets during the nine months ended September 30, 2010 was primarily due to a spectrum exchange agreement that was consummated during the period.
Non-Operating Items

	Nine Months Ended September 30,
	2011	2010	Change
	(in thousands)
Interest expense	$193,051	$198,710	(3%)
Loss on extinguishment of debt	9,536	15,590	(39%)
Provision for income taxes	121,887	117,370	4%
Net income	210,040	179,864	17%
Interest Expense. Interest expense decreased approximately $5.6 million, or approximately 3%, to approximately $193.1 million for the nine months ended September 30, 2011 from $198.7 million for the nine months ended September 30, 2010.  The decrease in interest expense was primarily attributable to an approximate $27.9 million decrease in interest expense on our senior notes as a result of the redemption of the 9¼% Senior Notes in late 2010 and the issuance of new senior notes at a lower rate of interest.  This decrease was partially offset by a $23.8 million increase in interest expense on the senior secured credit facility, as amended, as a result of the issuance of the Tranche B-3 Term Loans in March 2011 as well as the Incremental Tranche B-3 Term Loans in May 2011, partially offset by lower interest expense due to the repayment of approximately $535.8 million of Tranche B-1 Term Loans in May 2011.  Our weighted average interest rate decreased to 6.11% for the nine months ended September 30, 2011 compared to 7.49% for the nine months ended September 30, 2010. Average debt outstanding for the nine months ended September 30, 2011 and 2010 was approximately $4.1 billion and $3.5 billion, respectively.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $9.5 million for the nine months ended September 30, 2011 was due to the repayment of approximately $535.8 million in outstanding principal under the Tranche B-1 Term Loans in May 2011. The loss on extinguishment of debt of approximately $15.6 million for the nine months ended September 30, 2010 was due to the redemption of $313.1 million of outstanding aggregate principal amount of the 9¼% Senior Notes during the nine months ended September 30, 2010.
Provision for Income Taxes. Income tax expense was approximately $121.9 million and approximately $117.4 million for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate was approximately 36.7% and 39.5% for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, net changes in uncertain tax positions, audit and amended return refunds, state legislative changes, non-deductible expenses, and provision adjustments. For the nine months ended September 30, 2010, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, non-deductible expenses, provision adjustments, and a net change in uncertain tax positions.
Net Income. Net income increased $30.1 million, or approximately 17%, to $210.0 million for the nine months ended September 30, 2011 compared to approximately $179.9 million for the nine months ended September 30, 2010. The increase was primarily attributable to an approximate 39% decrease in loss on extinguishment of debt combined with a 4% increase in income from operations and an approximately 3% decrease in interest expense, partially offset by an approximately 4% increase in provision for income taxes.

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

The following table shows metric information for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Customers:
End of period	9,149,249	7,857,384	9,149,249	7,857,384
Net additions	69,384	223,249	994,139	1,217,860
Churn:
Average monthly rate	4.5%	3.8%	3.9%	3.6%
ARPU	$40.80	$39.69	$40.57	$39.78
CPGA	$193.95	$160.54	$175.30	$155.80
CPU	$19.52	$18.47	$19.41	$18.38
Adjusted EBITDA (in thousands)	$327,321	$315,175	$969,824	$861,125
Customers. Net customer additions were 69,384 for the three months ended September 30, 2011, compared to 223,249 for the three months ended September 30, 2010. Net customer additions were 994,139 for the nine months ended September 30, 2011, compared to 1,217,860 for the nine months ended September 30, 2010. Total customers were 9,149,249 as of September 30, 2011, an increase of 16% over the customer total as of September 30, 2010 and approximately 12% over the customer total as of December 31, 2010. The increase in total customers is primarily attributable to the continued demand for our service offerings.
Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the three months ended September 30, 2011 was 4.5%, compared to 3.8% for the three months ended September 30, 2010. Churn for the nine months ended September 30, 2011 was 3.9% compared to 3.6% for the nine months ended September 30, 2010. The increase in churn was primarily driven by an increase in gross additions, adjusted for false churn, in the first half of 2011 over the first half of 2010, and we believe continued economic pressures on our subscribers as well as increased data demands on our CDMA network driven by Android penetration. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”
Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.80 and $39.69 for three months ended September 30, 2011 and 2010, respectively, an increase of $1.11. ARPU was $40.57 and $39.78 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $0.79. The increase in ARPU for the three and nine months ended September 30, 2011, when compared to the same period in 2010, was primarily attributable to the continued demand for our Wireless for All and 4G LTE rate plans.
Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $193.95 for the three months ended September 30, 2011 from $160.54 for the three months ended September 30, 2010. CPGA costs increased to $175.30 for the nine months ended September 30, 2011 from $155.80 for the nine months ended September 30, 2010. The increase in CPGA for three and nine months ended September 30, 2011, when compared to the same period in 2010, was primarily driven by increased promotional activities.
Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the three months ended September 30, 2011 and 2010 was $19.52 and $18.47, respectively. CPU for the nine months ended September 30, 2011 and 2010 was $19.41 and $18.38, respectively. The increase in CPU for the three and nine months ended September 30, 2011, when compared to the same period in 2010, was primarily driven by the increase in retention expense on existing customers, costs associated with our 4G LTE network upgrade and roaming expenses associated with Metro USA, offset by the continued scaling of our business.

Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; stock-based compensation expense; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; minus interest and other income and non-cash items increasing consolidated net income. Adjusted EBITDA for the three months ended September 30, 2011 increased to $327.3 million from approximately $315.2 million for the three months ended September 30, 2010. Adjusted EBITDA for the nine months ended September 30, 2011 increased to $969.8 million from $861.1 million for the nine months ended September 30, 2010.
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
Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. ARPU for the nine months ended September 30, 2010 includes approximately $0.8 million that would have been recognized as service revenues but were classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets. The following table shows the calculation of ARPU for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$1,131,054	$942,251	$3,294,563	$2,717,671
Add: Impact to service revenues of promotional activity	—	—	—	778
Less: Pass through charges	(19,785)	(21,270)	(61,795)	(69,204)
Net service revenues	$1,111,269	$920,981	$3,232,768	$2,649,245
Divided by: Average number of customers	9,079,982	7,734,525	8,853,141	7,398,960
ARPU	$40.80	$39.69	$40.57	$39.78
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$88,702	$73,380	$259,086	$248,721
Less: Equipment revenues	(74,334)	(78,538)	(314,654)	(286,156)
Add: Impact to service revenues of promotional activity	—	—	—	778
Add: Equipment revenue not associated with new customers	58,026	54,201	192,615	171,905
Add: Cost of equipment	343,473	256,265	1,095,269	805,357
Less: Equipment costs not associated with new customers	(163,610)	(128,016)	(515,743)	(376,137)
Gross addition expenses	$252,257	$177,292	$716,573	$564,468
Divided by: Gross customer additions	1,300,611	1,104,350	4,087,582	3,623,113
CPGA	$193.95	$160.54	$175.30	$155.80
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$382,033	$313,688	$1,089,480	$906,508
Add: General and administrative expense	73,757	74,051	227,700	217,219
Add: Net loss on equipment transactions unrelated to initial customer acquisition	105,584	73,815	323,128	204,232
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(9,898)	(11,770)	(32,142)	(35,103)
Less: Pass through charges	(19,785)	(21,270)	(61,795)	(69,204)
Total costs used in the calculation of CPU	$531,691	$428,514	$1,546,371	$1,223,652
Divided by: Average number of customers	9,079,982	7,734,525	8,853,141	7,398,960
CPU	$19.52	$18.47	$19.41	$18.38
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$69,326	$77,287	$210,040	$179,864
Adjustments:
Depreciation and amortization	139,309	113,804	402,528	330,906
Loss (gain) on disposal of assets	1,283	(18,333)	2,731	(16,461)
Stock-based compensation expense	9,898	11,770	32,142	35,103
Interest expense	69,511	65,726	193,051	198,710
Interest income	(531)	(497)	(1,557)	(1,353)
Other (income) expense, net	(93)	462	(534)	1,396
Loss on extinguishment of debt	—	15,590	9,536	15,590
Provision for income taxes	38,618	49,366	121,887	117,370
Adjusted EBITDA	$327,321	$315,175	$969,824	$861,125

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$271,560	$341,940	$753,660	$679,391
Adjustments:
Interest expense	69,511	65,726	193,051	198,710
Non-cash interest expense	(2,125)	(3,637)	(6,141)	(10,049)
Interest income	(531)	(497)	(1,557)	(1,353)
Other (income) expense, net	(93)	462	(534)	1,396
Other non-cash expense	—	(492)	—	(1,455)
(Provision) Benefit for uncollectible accounts receivable	(121)	19	(382)	(38)
Deferred rent expense	(5,626)	(4,733)	(13,457)	(15,648)
Cost of abandoned cell sites	(270)	(547)	(650)	(1,450)
Gain on sale and maturity of investments	122	123	441	340
Accretion of asset retirement obligations	(1,436)	(1,487)	(4,198)	(2,772)
Provision for income taxes	38,618	49,366	121,887	117,370
Deferred income taxes	(37,895)	(48,405)	(119,290)	(114,105)
Changes in working capital	(4,393)	(82,663)	46,994	10,788
Adjusted EBITDA	$327,321	$315,175	$969,824	$861,125
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At September 30, 2011, we had a total of approximately $2.1 billion in cash, cash equivalents and short-term investments. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, we have adequate liquidity, cash flow and financial flexibility to fund our operations in the near-term.
In July 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement, or the Amendment, which amended and restated the senior secured credit facility to, among other things, extend the maturity of $1.0 billion of existing term loans, or Tranche B-2 Term Loans, under the senior secured credit facility to November 2016 as well as increase the interest rate to LIBOR plus 3.50% on the extended portion only.
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

In November 2010, Wireless completed the redemption of the remaining outstanding 9 1/4% Senior Notes.
In March 2011, Wireless entered into an Amendment and Restatement, or the New Amendment, which further amends and restates the senior secured credit facility, as amended, to, among other things, provide for the Tranche B-3 Term Loans, which will mature in March 2018 and have an interest rate of LIBOR plus 3.75%. The New Amendment also increases the interest rate on the existing Tranche B-1 Term Loans and Tranche B-2 Term Loans under the senior secured credit facility, as amended, to LIBOR plus 3.821%. The New Amendment modified certain limitations under the senior secured credit facility, as amended, including limitations on our ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. In addition, Wireless is no longer subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio. However, under certain circumstances, we could be subject to certain financial covenants that contain ratios based on consolidated Adjusted EBITDA as defined by the senior secured credit facility, as amended. Under the New Amendment, the definition of consolidated Adjusted EBITDA has changed and no longer excludes interest and other income.

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
Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as operating segments. We are seeking opportunities to enhance our current operating segments and to provide service in new geographic areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund planned capital investments including geographic expansion.
The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction, increasing the capacity, or upgrade of our network infrastructure, including network infrastructure for 4G LTE, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the nine months ended September 30, 2011 were $699.6 million and capital expenditures for the year ended December 31, 2010 were approximately $790.4 million. The expenditures for the nine months ended September 30, 2011 were primarily associated with our efforts to increase the service area and capacity of our existing network and the upgrade of our network to 4G LTE. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers resulting in increased revenues.
As of September 30, 2011, we owed an aggregate of approximately $4.5 billion under our senior secured credit facility, as amended, 7 7/8% Senior Notes and 6 5/8% Senior Notes, as well as approximately $274.5 million under our capital lease obligations.
Operating Activities
Cash provided by operating activities increased approximately $74.3 million to approximately $753.7 million during the nine months ended September 30, 2011 from approximately $679.4 million for the nine months ended September 30, 2010. The increase is primarily attributable to a 17% increase in net income, partially offset by a $36.2 million increase in cash flows used for changes in working capital for the nine months ended September 30, 2011 as compared to the same period in 2010.
Investing Activities
Cash used in investing activities was $700.0 million during the nine months ended September 30, 2011 compared to approximately $1.3 billion during the nine months ended September 30, 2010. Cash flows provided by net purchases of short-term investments increased approximately $862.5 million for the nine months ended September 30, 2011 compared to the same period in 2010, partially offset by an increase in purchases of property and equipment of approximately $151.7 million.
Financing Activities
Cash provided by financing activities was approximately $990.6 million during the nine months ended September 30, 2011 compared to approximately $550.7 million during the nine months ended September 30, 2010. The increase was due primarily to approximately $305.4 million more in net proceeds from debt issuance during the nine months ended September 30, 2011 compared to the same period in 2010, a $92.8 million increase in cash provided by changes in book overdraft and a $53.7 million increase in proceeds from the exercise of stock options.

Capital Lease Obligations
We have entered into various non-cancelable capital lease agreements, with expirations through 2026. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense. As of September 30, 2011, we had approximately $274.5 million of capital lease obligations, with approximately $7.5 million and $267.0 million recorded in current maturities of long-term debt and long-term debt, respectively.
Capital Expenditures and Other Asset Acquisitions and Dispositions
Capital Expenditures. We currently expect to incur capital expenditures in the range of $900.0 million to $1.0 billion on a consolidated basis for the year ending December 31, 2011.
During the nine months ended September 30, 2011, we incurred $699.6 million in capital expenditures. During the year ended December 31, 2010, we incurred approximately $790.4 million in capital expenditures. These capital expenditures were primarily associated with our efforts to increase the service area and capacity of our existing network and the upgrade of our network to 4G LTE in select metropolitan areas.
Other Asset Acquisitions and Dispositions. In October 2010, we entered into an asset purchase agreement to acquire 10 MHz of AWS spectrum and certain related network assets adjacent to the Northeast metropolitan areas and surrounding areas for a total purchase price of $49.2 million. In November 2010, we closed on the acquisition of the network assets and paid a total of $41.1 million in cash. In February 2011, we closed on the acquisition of the 10 MHz of AWS spectrum and paid $8.0 million in cash. In June 2011, we completed a final settlement of costs and received $0.5 million in cash as reimbursement for pre-acquisition payments made on behalf of the seller.
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
As of September 30, 2011, we had approximately $2.5 billion in outstanding indebtedness under our senior secured credit facility, as amended, that bears interest at floating rates based on the London Inter Bank Offered Rate, or LIBOR, plus 3.821% for the Tranche B-2 Term Loans and LIBOR plus 3.75% for the Tranche B-3 Term Loans and Incremental Tranche B-3 Term Loans. The interest rate on the outstanding debt under our senior secured credit facility, as amended, as of September 30, 2011 was 5.028%, which includes the impact of our interest rate protection agreements. In March 2009, we entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure. These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.927%. The monthly interest settlement periods began on February 1, 2010. These agreements expire on February 1, 2012. In April 2011, we entered into three separate three-year interest rate protection agreements to manage the Company's interest rate risk exposure. These agreements were effective on April 15, 2011 and cover a notional amount of $450.0 million and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.242%. The monthly interest settlement periods began on April 15, 2011. These agreements expire on April 15, 2014. If market LIBOR rates increase 100 basis points over the rates in effect at September 30, 2011, annual interest expense on the $1.0 billion in variable rate debt that is not subject to interest rate protection agreements would increase approximately $10.3 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. We are not currently party to any pending legal proceedings that we believe could, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or liquidity. However, legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We intend to vigorously defend litigation in which we are involved and engage in discussions where appropriate to resolve these matters on terms favorable to us. We believe that any amounts which parties to such litigation allege we are liable are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. It is possible, however, that our business, financial condition and results of operations in future periods could be materially adversely affected by increased expense, including legal and litigation expenses, significant settlement costs and/or unfavorable damage awards relating to such matters.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 1, 2011 other than the changes and additions to the Risk Factors contained in "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 filed with the SEC on May 6, 2011 and August 3, 2011, respectively, and as set forth below. You also should be aware that the risk factors disclosed in all our filings with the SEC and other information contained in our filings with the SEC may not describe every risk facing our Company or that you should consider in investing or holding the securities of our Company. Additional risks and uncertainties that are not currently known to us, that affect all businesses or the industry generally or equally, that may not occur in the next several years, or that we currently deem or believe to be immaterial, may occur, may occur sooner than anticipated, or may be material, and may materially adversely affect our business, financial condition and operating results.

System failures, security breaches and the unauthorized use of or interference with our information technology systems and networks could cause delays or interruptions of service, unauthorized use or dissemination of customer information, increase our cost of operations, and may result in harm to our business reputation, which could cause us to lose customers.

To be successful, we must provide our customers reliable, trustworthy service and protect the personal information shared or generated by our customers. We rely upon our systems and networks and the systems and networks of other providers and vendors to provide and support all of our services. Some of the risks to our information technology systems and our networks and infrastructure, which may prevent us from providing reliable service or which may allow for the unauthorized use or dissemination of our customer's personal information, include:

•	physical damage to outside plant facilities;

•	power surges or outages;

•	equipment failure;

•	vendor or supplier failures or delays;

•	software defects;

•
viruses, malware, worms, Trojan horses, unsolicited mass advertising, denial of service and other malicious or abusive attacks by hackers, including cyber attacks or other breaches of network or information technology security;

•	fraud, including customer credit card fraud, subscription or dealer fraud;

•	unauthorized use of our or our provider's networks;

•	unauthorized access to our information technology, billing, customer care, provisioning systems and networks and those of our vendors and other providers;

•	human error;

•customer demand for services exceeding our ability to provide such services;

•	demands placed on our networks by devices, services or content demanded by our customers;

•	disruptions beyond our control, including disruptions caused by criminal or terrorist activities, hacker attacks, theft, natural disasters, such as earthquakes, hurricanes, floods, or fire; and

•	failures in operational support systems.

Network disruptions, whether from natural causes or manmade (including breaches of our network security), may cause interruptions in service, degradation of service, excessive call volumes to call centers, damage to our or our customer's equipment, theft of or illegal access to customer information, or reduced capacity for customers, all of which could cause us to lose customers and incur expenses. Some portions of our networks are not fully redundant and our disaster relief plans may not be adequate or timely. The resulting interruption or failure to provide our services, including the harm to our reputation, could have a material adverse effect on our business, financial condition and operating results.

Further, our administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud and illegal attempts to access our systems to steal our customer information, or the costs to replace or repair the networks or facilities (or portions thereof), may be substantial, thus causing our costs to provide service to increase. Fraudulent use of our networks may also impact interconnection and long distance costs, capacity costs, roaming costs, administrative costs, fraud prevention costs and payments to other carriers for such fraud. If the safeguards we have instituted to protect, detect and control such fraud and illegal access to our systems and networks are not successful, such fraud, illegal access, or increased costs could have a material adverse impact on our financial results, impair our service resulting in higher churn as our competitors systems may not experience similar problems, and damage our reputation and goodwill.

Despite our network security, processes and strategies we have put in place with respect to our systems and networks, including confidential customer data, our physical facilities, information systems and networks may be vulnerable to physical or on-line break-ins, computer viruses, theft, attacks by hackers, cyber attacks or similar disruptive problems. If hackers/cyber thieves gain improper access to our databases, they may be able to access, steal, publish, delete, misappropriate or modify confidential personal information concerning our customers that could result in harm to our customers and additional harm perpetrated by third parties who are given access to the consumer data, which could give rise to loss of goodwill, customer churn, and legal actions against us. Due to the evolving techniques used in cyber attacks and by hackers to sabotage or gain unauthorized access to our systems, we may not be able to anticipate or implement adequate preventive measures timely or prevent such unauthorized access and the potential liabilities associated with such attacks could exceed the insurance coverage we maintain. The actual or perceived failure to our networks security could damage our reputation and public perception of our ability to provide a secure service, which could adversely affect our ability to retain or gain new customers, expose us to significant liability, sanctions, fines and litigation, increase churn and have a resulting material adverse effect on our business, financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Share Repurchases
The following table provides information about shares acquired from employees during the third quarter of 2011 as payment of withholding taxes in connection with the vesting of restricted stock:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	8,735	$17.49	—	—
August 1 - August 31	14,143	$9.74	—	—
September 1 – September 30	45,365	$10.54	—	—
Total	68,243	$11.26	—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment No. 6 to General Purchase Agreement, dated as of September 30, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

METROPCS COMMUNICATIONS, INC.

Date: November 1, 2011	By:	/s/ Roger D. Linquist
Roger D. Linquist Chief Executive Officer and Chairman of the Board

Date: November 1, 2011	By:	/s/ J. Braxton Carter
J. Braxton Carter Chief Financial Officer and Vice Chairman

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 6 to General Purchase Agreement, dated as of September 30, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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