Form 10-K
period 2011-12-31
METROPCS COMMUNICATIONS INC
filed 2012-02-29
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 1-33409
METROPCS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0836269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 Lakeside Boulevard
Richardson, Texas	75082-4304
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 570-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	New York Stock Exchange
Rights to purchase Series A Junior Participating Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2011, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,395,061,378 based on the closing price of MetroPCS Communications, Inc. common stock on the New York Stock Exchange on June 30, 2011, of $17.21 per share.

362,504,956 shares of MetroPCS Communications, Inc. common stock were outstanding as of January 31, 2012.

Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

METROPCS COMMUNICATIONS, INC.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this Annual Report that are not statements of historical fact, including statements about our beliefs, opinions and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include our expectations of customer growth, the causes of churn, the effect of seasonality on our business, the importance of our key non-GAAP financial measures and their use to compare companies in the industry, the advantages of 4G over 3G, uses of CPU and EBITDA as a measure to compare performance, whether existing cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations and planned expansion, the challenges and opportunities facing our business including competitive pricing and increased promotional activity, competitive differentiators, our strategy and business plans, customer expectations, our projections of capital expenditures for 2012, continued wireline displacements, the effect of future inflation on our operations, the effect of changes in aggregate fair value of financial assets and liabilities and other statements that may relate to our plans, objectives, beliefs, strategies, goals, future events, future revenues or performance, future capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “views,” “becomes,” “projects,” “should,” “would,” “could,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this Annual Report, including in the “Business," "Regulation," "Risk Factors," “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Legal Proceedings" sections of this report.
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

•	our ability to manage our rapid growth, achieve planned growth, manage churn rates and maintain our cost structure;

•	our and our competitors’ current and planned promotions, marketing, sales and other initiatives and our ability to respond and support them;

•	our ability to negotiate and maintain acceptable agreements with our suppliers and vendors, including roaming arrangements;

•	the seasonality of our business and any failure to have strong customer growth in the first and fourth quarters;

•	increases or changes in taxes and regulatory fees or the services to which such taxes and fees are applied;

•	the rapid technological changes in our industry, our ability to adapt, respond and deploy new technologies and successfully offer new services using such new technology;

•
our ability to fulfill the demands and expectations of our customers, secure the products, services, applications, content and network infrastructure equipment we need or which our customers or potential customers expect or demand, and to provide the customer care our customers demand;

•	the availability of additional spectrum, our ability to secure spectrum, or secure it at acceptable prices, when we need it;

•
our ability to manage our networks to deliver the services and to deliver the service quality and speed our customers expect and demand and to maintain and increase capacity of our networks and business systems to satisfy the demands of our customers and the demands placed by devices on our networks;

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

•
our reliance on third parties to provide distribution, products, software and services that are integral to, used or sold by our business and the ability of our suppliers to perform, develop and timely provide us with technological developments, products and services we need to remain competitive;

•
possible disruptions or intrusions of our billing, operational support, and customer care systems and networks which may limit our ability to provide service or cause disclosure of our customers' information, and the associated harm to our customers, our systems, and our goodwill;

•	governmental regulation affecting our services and changes in government regulation, and the costs of compliance and our failure to comply with such regulations; and

•	other factors described in this Annual Report under “Risk Factors.”
These forward-looking statements speak only as to the date made, are based on current assumptions and expectations, and are subject to the factors above, among other things, and involve risks, uncertainties, events, circumstances, uncertainties and assumptions, many of which are beyond our ability to control or predict. You should not place undue reliance on these forward-looking statements which are based on current assumptions and expectations and speak only as of the date of this report. The results presented for any period, including the year ended December 31, 2011, may not be reflective of results for any subsequent period. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement in the future to reflect the occurrence of events or circumstances after the date of this report, except as required by law.

MARKET AND OTHER DATA

Market data and other statistical information used throughout this report is based on independent industry publications, government publications, reports by market research firms and other published independent sources.  Some data also is based on our good faith estimates, which we derive from our review of internal surveys and independent sources, including information provided to us by the U.S. Census Bureau.  Although we believe these sources are reliable, we have not independently verified the information.  By including such market data and information, we have not checked the accuracy of, nor do we guarantee its accuracy nor do we undertake a duty to provide such data in the future or to update such data if and when such data is updated.
This report may contain trademarks, service marks and trade names of companies and organizations other than us.  MetroPCS related brands, product names, company names, trademarks, service marks, images, symbols, copyrighted material, and other intellectual property are the exclusive property of MetroPCS Wireless, Inc. and its subsidiaries, parent companies, and affiliates. Copyright ©2010 MetroPCS Wireless, Inc. All rights reserved.

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “MetroPCS,” “MetroPCS Communications,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to MetroPCS Communications, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

PART I
Item 1. Business

General

We are the fifth largest facilities-based wireless broadband mobile communications provider in the United States based on the number of customers served. We offer wireless broadband mobile services under the MetroPCS® brand in selected major metropolitan areas in the United States. We provide a variety of wireless broadband mobile communications services to our customers on a no long-term contract, paid-in-advance basis. As of December 31, 2011, we had over 9.3 million customers.

MetroPCS Communications, Inc., or MetroPCS Communications, was incorporated in 2004 in the state of Delaware and maintains its corporate headquarters in Richardson, Texas. All of our services are provided through wholly-owned subsidiaries of MetroPCS Wireless, Inc., an indirect wholly-owned subsidiary of MetroPCS Communications. In April 2007, MetroPCS Communications consummated an initial public offering of its common stock and became listed for trading on The New York Stock Exchange under the symbol “PCS.”

Our web site address is www.metropcs.com. Information contained on, or accessible from, our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing we make with the United States Securities and Exchange Commission, or the SEC. We file with, or furnish to, the SEC all our periodic filings and reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as well as other information. All of our filings with the SEC are available free of charge through the Investor Relations page of our web site as soon as practicable after filing or providing such information to the SEC. Copies of any of our filings with the SEC also may be obtained, without charge, by sending a written request to Investor Relations, MetroPCS Communications, Inc., 2250 Lakeside Blvd., Richardson, Texas 75082. Copies of any of our filings also can be obtained without charge from the SEC at www.sec.gov.

Business Overview

We currently provide our wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco, and Tampa/Sarasota metropolitan areas. As of December 31, 2011, we hold licenses for wireless spectrum suitable for wireless broadband mobile services covering a total population of 142 million people in and around many of the largest metropolitan areas in the United States. In addition, we have roaming agreements with other wireless broadband mobile carriers that allow us to offer our customers service when they are outside our service area. These roaming agreements, together with the area we serve with our own networks, allow our customers to receive service in an area covering over 280 million in total population under the Metro USA® brand. We provide our services using code division multiple access, or CDMA, networks using 1xRTT technology and evolved data only, or EVDO, and, long term evolution, or 4G LTE, technology. We introduced the first commercial 4G LTE service in the United States in our Las Vegas and Dallas/Fort Worth metropolitan areas in September 2010 and at that time launched the world's first dual mode 4G LTE/CDMA handset. Subsequently through the remainder of 2010 and early 2011, we launched our 4G LTE service in the remainder of our major metropolitan areas.

Competitive Strengths

We believe our business model has the following competitive strengths that distinguish us from our principal wireless competitors:

•
Our Service Plans.  We currently offer our wireless broadband mobile services on a no long-term contract, paid-in-advance, flat-rate, and predominately unlimited usage basis. Starting in January 2010, we began offering our wireless broadband mobile services using rate plans that include all applicable taxes and regulatory fees. We believe we offer a compelling value proposition to our customers. Our average per minute cost to our customers for our wireless broadband mobile service plans is significantly lower than the average per minute cost of other traditional wireless broadband mobile carriers based on the average use of such carriers' customers based on publicly available information. We believe our low average cost per minute has positioned, and will continue to position, us well for the growing trend of wireline displacement.

•
Our Densely Populated Markets.  The aggregate population density in and around the metropolitan areas we currently serve over our networks is substantially higher than the national average. We believe the high relative population density of the major metropolitan areas our networks serve results in increased efficiencies in network deployment, operations and product distribution.

•
Our Cost Leadership Position.  We believe we have one of the lowest costs to provide wireless broadband mobile services of any of the providers of wireless broadband mobile services in the United States, which allows us to offer our services on a flat-rate, and predominately unlimited basis at affordable prices while maintaining cash profits per customer as a percentage of revenue per customer that we believe is among the highest in the wireless broadband mobile services industry. We currently are the fifth largest facilities-based wireless broadband mobile services provider in the United States based on number of customers served, and we have, and we believe we will continue to enjoy, economies of scale as we continue to increase the number of customers we serve.

•
Our Spectrum Portfolio.  As of December 31, 2011, we hold licenses for wireless spectrum suitable for wireless broadband mobile services covering a population of 142 million people in and around many of the largest metropolitan areas in the United States.

•
Our Advanced Networks.  We utilize CDMA and 4G LTE technologies in our networks and our networks are designed to provide the capacity necessary to satisfy the usage requirements of our customers. We believe CDMA and 4G LTE technology provides us with substantially more voice and data capacity per MHz of spectrum than other commonly deployed wireless broadband mobile technologies.

Business Strategy

We believe the following components of our business strategy provide a foundation for our continued growth:

•	Target underserved customer segments in our markets. We predominantly target a mass market that we believe has been largely underserved historically by traditional wireless broadband mobile carriers.

•
Offer simple, predictable, affordable and flexible service plans. We plan to continue to focus on increasing the value provided to our customers by offering simple, predictable, affordable and flexible service plans. In January 2010, we introduced a new family of unlimited wireless broadband mobile service plans that include all applicable taxes and regulatory fees for a flat-rate. In January 2011, we introduced new 4G LTE wireless broadband mobile service plans that allow customers to enjoy voice, text and web access services at fixed monthly rates, including all applicable taxes and regulatory fees, starting as low as $40 per month.

•
Remain one of the lowest cost wireless service providers in the United States. We plan to continue to focus on controlling our costs to allow us to remain one of the lowest cost providers of wireless broadband mobile services in the United States.

•
Expand our markets. We plan to continue to focus on expanding in and around the major metropolitan areas we currently serve, which may require us to acquire or gain access to additional spectrum suitable for wireless broadband mobile service or enter into or expand our roaming arrangements with other wireless carriers beyond those in which our customers currently can receive wireless broadband mobile service.

•
Continue to invest in our networks. We plan to continue to make significant capital improvements to our networks in order to offer our customers competitive and technologically-advanced services, including enhanced data services, location based services and digital technology as they become increasingly available. We introduced the first commercial 4G LTE service in the United States in our Las Vegas and Dallas/Fort Worth metropolitan areas in September 2010 and subsequently have launched commercial 4G LTE service in all of our major metropolitan areas already served with our CDMA network. We also have selectively deployed EVDO in our CDMA network in order to expand our capacity to serve the data needs of our customers.

•
Offer nationwide voice, text and web services. Beginning in January 2010, all unlimited wireless broadband mobile service plans we offer to new customers include nationwide voice, text and web access services for a flat rate inclusive of applicable taxes and regulatory fees. In order to provide these plans, we have entered into, and plan to enter into or expand in the future, roaming agreements with other wireless broadband mobile service providers that allow our customers to receive wireless broadband mobile services when they are outside the areas we currently serve with our networks.

Products and Services

We provide wireless broadband mobile services under the MetroPCS® brand. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees and offer nationwide voice, text and web access services on a predominately unlimited, no long-term contract, paid-in-advance, flat-rate basis beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. We also offer discounts to customers who purchase services for additional handsets on the same account. In January 2011, we introduced new 4G LTE service plans that allow customers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month. For additional usage fees, we also provide certain other value-added services.

We provide the following products and services:

•
Voice Services. Our voice services allow customers to place voice calls to, and receive calls from, any telephone in the world, including local, domestic long distance, and international calls. Our voice services also allow customers to receive and make calls while they are located in areas served by our networks and in those geographic areas served by certain other wireless broadband mobile carriers with whom we have roaming arrangements.

•
Data Services. Our data services include text messaging services (domestic and international); multimedia messaging services; mobile Internet access; mobile instant messaging; location based services; social networking services; push e-mail; multimedia streaming and downloads; and services provided, depending on the network and locale, through the Binary Runtime Environment for Wireless, or BREW, Blackberry, Windows, and the Android platforms, such as ringtones, ring back tones, games, content, and applications.

•	Custom Calling Features. We offer custom calling features, including caller ID, call waiting, three-way calling and voicemail.

•
Advanced Handsets. We sell a variety of feature phones, and increasingly, smartphones, manufactured by nationally recognized manufacturers for use on our network, including models that have cameras, can browse the Internet, play music, play streaming audio, display streaming video and downloaded video, and have other features facilitating digital data. We sell a variety of handsets using vendor or handset specific operating systems, such as BREW, Blackberry, Windows, and the Android operating system.

Service Areas

Our strategy has been to offer our wireless broadband mobile services in major metropolitan markets and surrounding areas. We commenced providing commercial wireless broadband mobile service in the first quarter of 2002. We launched service in our current major metropolitan areas as follows:

•	Miami, Atlanta and Sacramento in the first quarter of 2002

•	San Francisco in September 2002

•	Tampa/Sarasota in October 2005

•	Dallas/Fort Worth in March 2006

•	Detroit in April 2006

•	Orlando and portions of northern Florida in November 2006

•	Los Angeles in September 2007

•	Las Vegas in March 2008

•	Philadelphia in July 2008

•	New York and Boston in February 2009

We provide our services using paired personal communications services, or PCS, spectrum and advanced wireless services, or AWS, spectrum. In addition, we hold a license for 12 MHz of paired 700 MHz Lower Band A spectrum in the Boston-Worchester, MA/NH/RI/VT basic economic area, or BEA. In each of our major metropolitan areas where we provide service, as of December 31, 2011, we hold between 10 MHz and 60 MHz of paired spectrum and on average we have approximately 22 MHz of paired spectrum in our major metropolitan areas. In aggregate, as of December 31, 2011, we offer services using our own network covering a population of 100 million in the continental United States.

The map below illustrates the geographic coverage of our licensed spectrum as of December 31, 2011:

Distribution and Marketing

We offer our products and services to our customers under the MetroPCS® brand predominately through retail distribution. Our retail distribution includes independent retail outlets and Company operated retail stores. We also sell our services over the Internet using our own branded MetroPCS® website. Our independent retail outlets include a mixture of local, regional and national mass market dealers and retailers and specialty stores. Many of our dealers own and operate more than one retail sales location and may operate in more than one of our metropolitan areas. A substantial number of our retailers, dealers and corporate store locations, and certain other locations also accept payment for our services and many also perform other services for us. A significant portion of our gross customer additions have been added through our independent retail outlets. For the twelve months ended December 31, 2011, approximately 90% of our gross customer additions were through independent retail outlets.

Our marketing strategy is to create and provide products, services and communications that drive growth while optimizing our marketing return on investment and minimizing the cost to acquire customers. Our marketing campaigns emphasize that MetroPCS offers simple, affordable, predictable and flexible service plans. MetroPCS builds consumer awareness and promotes the MetroPCS® brand by strategic local advertising to develop our brand and support our distribution channels. We advertise primarily through local radio, cable, television, outdoor and local print media. We also advertise through sponsorship arrangements with local, regional, and national sports teams, stadiums, and leagues. In addition, we believe we have benefited from a significant number of word-of-mouth customer referrals. Some of our independent retail locations also engage in their own advertising which we support.

Customer Care, Billing and Support Systems

We outsource some or all of our customer care, billing, payment processing and logistics to nationally recognized third-party providers.

Our outsourced call centers are staffed with professional and bilingual customer service personnel, who are available to assist our customers 24 hours a day, seven days a week, 365 days a year. Some of these outsourced call centers are located outside the United States, including in Mexico, Antigua, Panama, and the Philippines, which facilitates the efficient provision of customer support to our large and growing customer base, including Spanish speaking customers. We also provide automated voice response service to assist our customers with routine information requests. On certain of our handsets we also provide an application that allows the user to engage in certain routine customer care functions such as activation, billing inquiries and payment.

Network Operations

We operate 1xRTT CDMA networks in all of the metropolitan areas where we provide service and we have upgraded our networks in all of our major metropolitan areas to 4G LTE with the upgrades to the remaining 1xRTT CDMA areas presently scheduled to be completed in 2012. We also have selectively deployed EVDO at selected high use sites in our CDMA network to increase network data capacity to meet the data needs of our customers. A network includes a mobile switching center (for CDMA), enhanced packet core (for 4G LTE), and IP core, which serve several purposes, including routing traffic, managing call handoffs, managing access to the public switched telephone network (for CDMA) or the Internet (CDMA and 4G LTE) and providing access to voicemail and other value-added services, base stations (for CDMA) or eNodeBs (for 4G LTE), cell sites or distributed antenna system, or DAS, nodes, and backhaul facilities, which carry traffic to and from our cell sites and our switching or enhanced packet core facilities, which consists of a combination of dedicated circuits, cable, fiber, and microwave facilities. Currently, almost all cell sites in the network are co-located, meaning our equipment is located on leased facilities that are owned by third parties who retain the right to lease the facilities to additional carriers. The switching centers and national operations center provide around-the-clock monitoring of our network.

Our switches connect to the public switched telephone network through fiber rings leased from third-parties, which transmit originating and terminating traffic between our equipment and local exchange and long distance carriers. We also have negotiated interconnection agreements with relevant local exchange carriers, or LECs, in our service areas.

We currently use third-party providers for domestic and international long distance services, international SMS, and the majority of our backhaul services.

Network Technology

Communications between the customer wireless device and our network is accomplished by a frequency management technology, or “air interface protocol.” We have deployed 1xRTT CDMA technology, which is one of the dominant air interface protocols, and 4G LTE in all of our major metropolitan areas. We also have selectively deployed EVDO at selected cell sites on our CDMA network to increase data capacity. Our decision to use CDMA is based on what we believe are several key advantages of CDMA over other air interface protocols, including higher network capacity, longer handset battery life, fewer dropped calls, simplified frequency planning, an efficient migration path as our CDMA technology can be easily upgraded to fourth generation air interface protocols, including 4G LTE, in a cost effective manner, and increased privacy and security. We believe 4G LTE offers several key advantages over third generation and other fourth generation air interface protocols, including higher network capacity, potential worldwide market for devices and equipment, and an efficient upgrade path to voice over Internet Protocol, or VoIP, and other advanced services. CDMA and 4G LTE are incompatible with each other and with other air interface protocols. Customers and former customers of other providers may not be able to use their wireless devices on our networks because either their wireless device uses a different air interface protocol, other providers may have deployed air interface protocols on different frequency bands, or the other providers with compatible air interface protocols may have restricted the customers from changing the programming of their wireless device to allow it to be used on networks other than the original provider's network.

Competition

The retail market for wireless broadband mobile services is highly competitive. We compete directly in each of our metropolitan areas with other facilities and non-facilities based wireless broadband mobile and fixed service providers, wireline, Internet, cable, satellite and other communications service providers. We believe that competition for customers among wireless broadband mobile providers is based mostly on price, service area, services and features, handset selection, call quality and customer service.

The current facilities-based wireless broadband mobile industry is dominated by four national carriers -- AT&T, Verizon Wireless, Sprint Nextel and T-Mobile -- and their prepaid affiliates or brands. These national carriers typically offer post-paid plans that subsidize wireless devices, but require long-term service contracts and credit checks or deposits. Many of our competitors offer service plans with large bundles of minutes of use at low per minute prices or price plans with unlimited nights and weekends or unlimited mobile-to-mobile, or unlimited calls to selected numbers, and some of our competitors offer unlimited service plans similar to ours. Our competitors' plans could adversely affect our ability to maintain our pricing, market penetration, growth and customer retention. Our competitors also have introduced, either directly or through their affiliates, increasingly competitive unlimited fixed-rate services plans in areas in which we offer service, some of which are on a no long-term contract basis. These unlimited fixed-rate service plans may cause other competitors to introduce similar or increasingly competitive unlimited fixed-rate plans. Following declines in the adoption of post-paid plans, some national carriers have become increasingly aggressive in offering and marketing prepaid and pay-in-advance services on a no long-term contract basis and, in some cases, have relaxed their requirements for long term contracts or credit checks. In addition, other facilities-based regional wireless broadband mobile carriers, such as Cricket Communications, an affiliate of Leap Wireless International, or Leap, have unlimited fixed-rate service plans similar to ours and compete with us in certain of our metropolitan areas on a facilities based and non-facilities based basis.

In addition to facilities-based wireless broadband mobile carriers, the wireless broadband mobile industry also includes carriers such as Tracfone and PagePlus that are solely non-facility based mobile virtual network operators, or MVNOs, and some, such as Cricket Communications, which is a combination of facilities based and non-facilities based carrier, that contract with wireless network operators to provide a separately branded wireless service. In some cases these MVNOs have business arrangements with one of the other major nationwide carriers, which may give them access to a more extensive network than ours and we believe at lower prices than we pay for roaming for access to service out of our service areas. These MVNOs offer increasingly competitive service plans similar to the service plans we provide in addition to offering more traditional prepaid plans that charge by the minute.

The wireless broadband industry also includes other new entrant facilities-based providers, such as Clearwire and LightSquared. Clearwire has announced that it is building a network utilizing WiMax, which is the name given to a family of digital technologies that are capable of supporting high-speed, long-range wireless services suitable for mobility applications, using spectrum predominately in the 2.5 GHz range to construct a national network to provide wireless data and telecommunications services. Clearwire owners currently include Google, Intel, Sprint, Comcast, and Time Warner Cable. LightSquared holds satellite spectrum covering North America which also permits it to build ancillary terrestrial facilities to supplement its satellite based services. LightSquared has announced that it plans to build a new nationwide 4G LTE wireless broadband network integrated with satellite coverage in the United States and will provide wireless broadband capacity to a diverse group of customers, including retailers, wireline and wireless communication service providers, cable operators, device manufacturers, web players, content providers, and many others. The LightSquared network will allow these customers to offer satellite-only, terrestrial-only, or integrated satellite-terrestrial services to their end users. Dish Network, or DISH, in 2011 announced a transaction to acquire 40 MHz of mobile satellite services spectrum. This spectrum allows the licensee to provide terrestrial services as an ancillary service to the satellite service subject to certain FCC requirements. In connection with its application to the FCC for transfer of the leases, DISH has requested waivers from certain of these requirements, which would allow DISH to be able to fully compete with terrestrial wireless broadband mobile services.

The wireline voice and broadband industry is dominated by large incumbent carriers, such as AT&T and Verizon. In addition, large cable companies, competitive local exchange carriers and VoIP service providers also provide competition for wireline voice and broadband services. The cable industry is dominated by large carriers such as Time Warner Cable, Comcast and Cox Communications. These cable companies, along with cable company Advance/Newhouse (now Bright House Networks), formed a joint venture called SpectrumCo LLC, or SpectrumCo, which bid on and acquired 20 MHz of advanced wireless services, or AWS, spectrum in a number of major metropolitan areas throughout the United States, including all of the major metropolitan areas in which we have built. SpectrumCo LLC and Cox recently announced a transaction to sell 20 MHz of AWS spectrum to Verizon Wireless and to enter into agreements under which Verizon Wireless and the owners of SpectrumCo would resell each other's services.

In the future, we may face increased competition from other mobile satellite service, or MSS, providers, and from resellers of these services. The FCC has granted some MSS providers, including LightSquared, the flexibility to deploy an ancillary terrestrial component, or ATC, to their satellite services. This added flexibility, which has been granted to some and may be granted to other, MSS operators, may enhance their ability to offer more competitive mobile services. Recent press reports suggest that the FCC may limit LightSquared's ability to offer its planned services. As a result, while their future plans are uncertain, these MSS operators, including LightSquared, may compete with services we sell or plan to sell or may sell or lease their spectrum to others, including new entrants, who may compete with us. In addition, several large satellite companies, computer companies, and Internet search and portal companies have indicated an interest in establishing next generation wireless networks, and certain VoIP providers have indicated that in the future they may acquire FCC licenses or use unlicensed spectrum to offer wireless services to compete directly with us. For example, Google has announced plans to offer broadband wireless data services using fiber in Kansas City, Kansas and Missouri. Google has publicly announced that the goal is to provide data at a speed of 1 gigabit per second, which is considerably faster than our wireless broadband mobile services. The FCC also has adopted an order that allows companies to provide wireless services on an unlicensed basis in certain unused portions of the television spectrum. Further, we also may face competition from new entrants and others using exclusively licensed or unlicensed spectrum. Additionally, we may compete in the future with companies that offer new technologies and market other services we do not offer or may not be available with our network technology, from our vendors or within our spectrum. Some of our competitors bundle, or may bundle, these other services together with their wireless communications service, which customers may find more attractive. For example, the owners of SpectrumCo, Cox and Verizon have entered agreements with Verizon that would allow each to sell the services of the other. Some energy companies and utility companies also are expanding their services to offer telecommunications and broadband services.

Congress recently passed legislation which would require the FCC to auction and license up to 65 MHz of spectrum by early 2015 and to ultimately reallocate and commence an auction within nine years for an additional 42 MHz of spectrum at 470 MHz to 512 MHz which is currently used by public safety. Further, Congress has provided the FCC with authority to conduct incentive auctions for both spectrum currently held by digital television, or DTV, stations and others, and the legislation requires the FCC to conduct the incentive auctions for DTV spectrum by 2022. The legislation also provides for authority for the FCC to allocate spectrum on an unlicensed basis, including up to 195 MHz of unlicensed spectrum in the 5 GHz band. This spectrum could allow new entrants to acquire, construct and operate networks in competition with us and could also allow existing competitors to increase their spectrum holdings which might allow them to offer services that we cannot offer or have lower costs than we incur to provide similar services.
There continues to be substantial merger and acquisition activity in the wireless industry. We have in the past acquired, and may in the future acquire, spectrum to enter new metropolitan areas or increase our spectrum holdings in metropolitan areas where we currently offer service. From time to time we undertake and consider acquisitions of, or other business combinations with, companies in addition to acquisitions of spectrum. From time to time we also have discussions between us and other companies regarding potential acquisitions, divestitures, other business combinations, or transactions between the companies.
Many of our competitors' resources are substantially greater, and their market shares are larger, than ours. For example, a number of our competitors have significantly greater spectrum, capital, financial, marketing, human capital, distribution and other resources than we do. Additionally, many of our wireless competitors have networks with larger coverage areas, significantly larger spectrum holdings, lower roaming prices, data roaming agreements, offer nationwide calling plans that do not give rise to additional roaming charges for their customers, and offer international voice and data roaming options for their customers. Further, the marginal incremental cost of some of our competitors may be substantially lower than our cost to provide service and may allow such competitors to price their services at rates that we cannot profitably provide. Further, some of our competitors may be able to offer services in combination with other services that we cannot in a “quad play” of voice, data, television, and mobile services.

In some instances, large national wireless broadband mobile services carriers have been reluctant to enter into voice and data roaming agreements at attractive rates with smaller and mid-tier national carriers like us, which limits our ability to serve certain market segments, and recent FCC actions to promote automatic roaming do not resolve these difficulties. This competitive pressure also may increase as our basic service plans now include nationwide service and data.

The policies of the United States government have made, and may continue to make available either through new allocations or flexibility in use of existing spectrum allocations, additional spectrum suitable for wireless broadband mobile in each of our metropolitan areas, which may lead to an increase in the number of competitors and services competitive with our services and may enhance our competitors' ability to offer additional plans and services. Further, since many of our competitors are large companies with significantly more customers and can sell to a larger portion of the United States population, they have on occasion been able to, and may in the future be able to, convince handset manufacturers to provide the newest handsets or certain handsets exclusively to them. Further, one manufacturer of wireless products has sold its handsets directly to the public without including service and others may do so in the future. Certain of our competitors also can afford to offer handsets to potential customers at lower prices than us because they subsidize more of the price of a customer's handset, they may purchase handsets at lower prices from manufacturers than us, they have greater resources than us, they have a different business model than us, and they may require their customers to enter into long term contracts. The FCC has indicated it may examine, and Congress is considering legislation that may limit, early termination fees for the long term contracts used by national wireless broadband mobile services carriers, which could prompt them to reduce the subsidization of handsets and limit their long term contracts.

All of these factors may detract from our ability to attract customers from certain market segments and may require us to add additional features or services to our existing service plans, or make other changes to our service plans, including pricing and usage, or offer promotions or other price concessions to customers.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect the net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions. However, sales activity and churn can be strongly affected by the launch of new metropolitan areas, introduction of new price plans, and by promotional activity, which could reduce or outweigh certain seasonal effects. For a more detailed discussion of seasonality in our business, please read “Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality.”

Inflation

We do not believe that inflation has had a material effect on our operations.

Employees

As of December 31, 2011, we have approximately 3,700 employees. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement or represented by an employee union.

Regulation

The wireless communications industry is regulated extensively by the federal government and, to varying degrees, by state and local governments. Congress, state legislatures, municipalities, and various federal, state and local regulatory bodies have enacted, and may in the future enact, legislation, ordinances, codes, rules, regulations, and administrative decisions, and courts have issued judicial decisions, orders and decrees, affecting the communications industry. The political, regulatory and judicial environment and regulatory climate affecting the communications industry has been, and is expected to remain in the future, in a state of constant flux.

Federal Regulation

Our business is subject to extensive federal regulation under the Communications Act of 1934, as amended, or the Communications Act, the implementing regulations adopted thereunder by the FCC, judicial and regulatory orders, decisions and decrees interpreting and implementing the Communications Act, and other federal statutes, judicial orders, regulations, rules, decisions and regulatory orders. These statutes, regulations, rules, decisions and associated policies govern, among other things, the allocation, eligibility for, and licensing of radio spectrum; the award, grant, ownership, lease, revocation, transfer of control and assignment of wireless licenses and other regulatory authority; the ownership of our stock by non-United States citizens; the design, construction and deployment of our networks; the ongoing technical, operational and service requirements under which we must operate; the timing, nature and scope of network construction; the rates, terms and conditions of our service; the restrictions or limitations that may apply to our services or the services we must offer; the information we provide to our customers and the manner in which it is delivered; our protection, use and sharing of customer information; roaming policies; our obligations to meet various law enforcement and public safety requirements such as E-911 and the Communications Assistance for Law Enforcement Act, or CALEA; the interconnection of communications networks and the rates applicable therefore; the management of our network; our relationships with third-party application and service providers; the provision of subscriber equipment; the location of network assets; and the use of rights of way.

Broadband Spectrum Allocations

We utilize paired radio spectrum licensed by the FCC to provide our wireless broadband mobile services to our customers. The FCC has allocated paired broadband spectrum in a variety of different bands, spectrum bandwidths, and geographic license areas, and we and many of our competitors utilize a combination of spectrum in the various bands to provide wireless services. The principal terrestrially allocated spectrum bands used to provide, or that could be used to provide, terrestrial broadband wireless mobile services in the United States, all of which can be used to provide services competitive with the services we offer are described below:

Cellular spectrum. The FCC has assigned two cellular licenses with 25 MHz of spectrum each in the 800 MHz band on a metropolitan statistical area, or MSA, and rural service area, or RSA, basis. There are 306 MSAs and 428 RSAs in the United States. MSAs and RSAs are defined by the Office of Management and Budget, or OMB, and the FCC, respectively.

PCS spectrum. The FCC has assigned licenses to use 130 MHz of radio spectrum in the 1.9 GHz band for PCS. The PCS spectrum has been licensed in a variety of bandwidths (30 MHz, 15 MHz and 10 MHz) and market areas (nationwide, major trading areas or MTAs and basic trading areas or BTAs). Under the broadband PCS licensing plan, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. Both MTAs and BTAs are defined by Rand McNally & Company, with certain modifications adopted by the FCC.

SMR spectrum. The FCC has licensed 19 MHz of specialized mobile radio, or SMR spectrum, plus an additional 7.5 megahertz of spectrum that is available for SMR as well as other services. FCC policy permits flexible use of this spectrum, including the provision of enhanced mobile wireless services. This includes post-800 MHz band reconfiguration spectrum.

AWS-1 spectrum. The FCC has assigned 90 MHz of spectrum to be used for AWS. The FCC divided the 90 MHz of spectrum into two 10 MHz and one 20 MHz paired blocks assigned on a regional economic area grouping, or REAG, basis; one 10 MHz and one 20 MHz paired blocks each assigned on an economic area, or EA, basis; and a 20 MHz paired block assigned on a Cellular Marketing Area, or CMA, basis. The CMAs generally correspond to MSAs and RSAs. Under the AWS band plan, the United States is divided into 176 EAs, 12 REAGs, and 734 CMAs. The EAs are geographic areas defined by the Regional Economic Analysis Division of the Bureau of Economic Analysis, U.S. Department of Commerce, as supplemented by the FCC. REAGs are collections of EAs.

700 MHz spectrum. The FCC has allocated 72 MHz of spectrum in the 700 MHz band. The FCC divided this spectrum into two 12 MHz paired blocks, one 6 MHz unpaired block licensed on a CMA or EA basis; one 6 MHz unpaired block licensed on a Economic Area Grouping, or EAG, basis; one 22 MHz paired block licensed on a REAG basis, 4 MHz of spectrum in the 700 MHz guard band. Holders of the 22 MHz licenses, most of which are held by one of our competitors, must provide a network platform that is generally open to third-party wireless devices and applications, or an Open Network Platform, by allowing consumers to use the handset of their choice and to download and use the applications of their choice, subject to certain network management conditions that are intended to allow the licensee to protect the network from harm. Congress recently passed legislation which reallocated the D Block to public safety.

BRS spectrum. In 2004, the FCC ordered that 194 MHz of spectrum in the 2496-2690 MHz band, or the 2.5 GHz band, be reconfigured over a period of time into upper and lower-band segments for low-power operations, with a mid-band segment for high-power operations. This spectrum is allocated and licensed in the United States and its possessions and territories in 493 BTAs. The FCC concluded in 2008 that 55.5 MHz of the broadband radio service, or BRS, spectrum holdings in the 2.5 GHz band will be included in the FCC's product market for mobile telephony/broadband services, and taken into consideration when the FCC is assessing the competitive impact of broadband wireless merger and acquisition transactions.

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

Future allocations. The FCC has certain broadband wireless spectrum allocation proceedings in process. For example, the FCC is considering service rules for an additional 20 MHz of paired AWS spectrum, or AWS-2, in the 1915-1920 MHz, 1995-2000 MHz, 2020-2025 MHz and 2175-2180 MHz bands, as well as 20 MHz of unpaired AWS spectrum, or AWS-3, in the 2155-2175 MHz band. The FCC also is considering whether the unpaired AWS-3 spectrum could be paired in either a symmetrical or asymmetrical basis with other spectrum to create more paired spectrum. Both AWS-2 and AWS-3 have been allocated for advanced fixed and mobile services, including AWS. The FCC and interested parties have proposed that these blocks of spectrum be subject to various conditions, configurations and terms and conditions. Congress recently passed legislation which would require the FCC to auction and license up to 65 MHz of spectrum, including AWS-3 and up to 15 MHz of AWS-2, by early 2015. Further, Congress has provided the FCC with authority to conduct incentive auctions for both spectrum currently held by DTV stations and others, and the legislation requires the FCC to conduct the incentive auctions for DTV spectrum by 2022.

Backhaul. We also use paired and unpaired microwave spectrum to transport our traffic between our cell sites and our switches and enhanced packet core facilities. This spectrum is licensed on both a point-to-point basis and on a BTA basis.

In 2010, the FCC released its National Broadband Plan, which indicates that the FCC will seek to allocate 300 to 500 MHz of additional spectrum below 2.5 GHz, over the next 5 to 10 years, for use in providing mobile wireless broadband services. The FCC also is taking additional steps to repurpose spectrum for mobile wireless broadband use. The FCC has initiated a series of proceedings designed to identify additional spectrum that can be refarmed, reassigned, or reallocated to meet a perceived need for an additional significant amount of spectrum for wireless broadband mobile services. For example, one of these proceedings is a Notice of Inquiry, or NOI, in which the FCC proposes to conduct voluntary incentive auctions for spectrum currently used for digital broadcast television services. Congress recently passed legislation providing the FCC with the authority to conduct incentive auctions, including auctions for digital broadcast television. The FCC also has initiated a Notice of Proposed Rulemaking, or NPRM, and NOI regarding the regulatory flexibility of 90 MHz of mobile satellite service, or MSS, spectrum. This satellite spectrum, along with the ancillary terrestrial component, or ATC, that has been granted to most MSS licensees, may also be used to provide mobile wireless broadband services. Despite these government initiatives to identify and allocate additional spectrum for mobile wireless broadband services, there is, at present, a spectrum shortage and there do not appear to be any easy near term solutions. There is no certainty as to whether such additional spectrum will be made available, the amount of spectrum which might ultimately be made available, any required exclusion zones where the spectrum may not be used, the timing of the auction of any such spectrum, the process for clearing incumbent users, the likely configuration of, and conditions that might apply to, any such additional spectrum, or the usability of any of this spectrum for wireless services competitive with our services or by us. In addition, the National Telecommunications and Information Administration, or NTIA, has issued a report identifying 155 MHz of spectrum for fast track evaluation and sets a timetable for making a total of 500 MHz of spectrum available through government coordination and reallocation. See General Regulatory Obligations - National Broadband Plan. Congress recently enacted legislation which provides the FCC with authority to conduct incentive auctions for both spectrum currently held by DTV stations and others, and the legislation requires the FCC to conduct the incentive auctions for DTV spectrum by 2022. Further, Congress may pass legislation or the federal government may undertake actions or proceedings in the future to reallocate spectrum from government use to private commercial use for mobile wireless broadband services or to change the rules relating to already licensed spectrum, which may allow new or existing licensees to provide services comparable to the services we provide.

License term

The broadband PCS licenses held by us have an initial term of ten years, our AWS licenses have an initial license term of fifteen years, and our 700 MHz Lower Block A license, or 700 MHz license, has an initial term of ten years from June 12, 2009. If we fail to meet an initial construction benchmark in June of 2013 for our 700 MHz license, the license term will be shortened to June of 2017, and if we do not take meaningful steps toward construction by June 2013, we may be subject to fines and forfeitures and/or a reduction of our licensed service area. In addition, if we fail to meet the build out requirements by the end of the license term for our 700 MHz license, we will lose our authority to serve any unserved area within our 700 MHz license area and also could be subject to fines and forfeitures, including a revocation of our 700 MHz license. Each FCC broadband spectrum license we have constructed is material to our ability to operate and conduct our business in the area covered by that license. We also have other licenses, such as microwave licenses, which we use to backhaul traffic from our cell sites to our switch locations.

Subject to applicable conditions, all of our licenses may be renewed at the end of their terms. Our initial broadband PCS licenses for San Francisco, Sacramento, Miami and Atlanta were granted in 1997, were renewed in 2007 and are subject to renewal in January 2017; our AWS licenses were granted in November 2007 and are subject to renewal in November 2021; and our 700 MHz license was granted in June 2008 and is subject to renewal in June 2019. We intend to file renewal applications for our licenses when the renewal filing windows open. The next wireless broadband PCS license that needs to be renewed expires in 2015.

The FCC will award a renewal expectancy with respect to licenses held by broadband commercial mobile radio service, or CMRS, licensees if the licensee meets specific performance standards. To receive a renewal expectancy, we must show that we have provided substantial service using such license during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. If we receive a renewal expectancy with respect to our existing licenses, it is very likely that the FCC will renew our existing licenses. If we do not receive a renewal expectancy with respect to our existing licenses, the FCC, in certain instances, may accept competing applications for the license renewal period, subject to a comparative hearing, and may award the license for the next term to another entity. The FCC also may deny license renewal applications for cause after appropriate notice and hearing.

In 2011, the FCC released an NPRM proposing to establish more consistent requirements for renewal of licenses, uniform policies governing discontinuances of service, and to clarify certain construction obligations across all of the wireless service bands. We are unable to predict with any certainty the likely timing or outcome of this wireless renewal standards proceeding. The proposed changes to the applicable renewal and discontinuance of service requirements may be applied to existing licenses that will be renewed in the future. If more stringent requirements are applied retroactively to our existing licenses, the FCC may determine that prior actions, or inactions, of ours, or of our predecessors in interest, jeopardize the renewal of our licenses. The FCC has not indicated when it may take action on this NPRM.

Construction Obligations

The FCC has established various construction obligations for wireless licenses with different requirements often applying to spectrum licensed at different points in time. For example, broadband PCS licensees holding licenses originally granted as 30 MHz licenses must construct facilities to provide service covering one-third of the population of the licensed area within five years, and two-thirds of the population of the licensed area within ten years, or otherwise provide substantial service to the licensed area within the appropriate five- and ten-year benchmarks of their initial license grant date. Broadband PCS licensees holding 10 MHz and 15 MHz licenses generally must construct facilities to provide service to 25% of the licensed area within five years of their initial license grant date, or otherwise make a showing of substantial service. AWS licenses are required to construct facilities to provide substantial service by the end of the initial 15-year license term. The FCC defines substantial service as service which is sound, favorable and substantially above a mediocre service level only minimally warranting renewal. Either we, or our predecessor-in-interest for acquired licenses, satisfied the applicable five-year coverage requirement for each of our broadband PCS licenses and the ten-year requirement for those PCS licenses that already have been renewed.

The 700 MHz licenses are subject to more stringent performance requirements. To avoid any possible loss of rights, we would need to provide wireless coverage to 35% of the geographic area of our licensed EA in four years, or by June 2013, and 70% of the licensed geographic area by the end of the license term. Our 700 MHz license has an adjacent digital television station, with which we must not interfere. This restriction will make construction of this license difficult and our ability to reach an accommodation with the television operator is uncertain at best. While the FCC occasionally has granted brief extensions to, and limited waivers of, license construction requirements, we cannot expect any such relief to be granted in light of the FCC's increased efforts to recapture unused spectrum due to the broadband wireless spectrum shortage. As a consequence, any licensee failing to meet these coverage requirements risks forfeiting their license and, in some cases, being subject to fines or monetary forfeitures.

The FCC also may adopt more stringent build-out requirements, impose further sanctions on licensees which do not meet construction thresholds or create incentives for licensees to accelerate their build-out as a result of the FCC's concern over a shortage of needed broadband wireless spectrum. The FCC also could act on its NPRM and impose more stringent renewal and discontinuance of service requirements, and apply those changes retroactively to existing licenses that will be renewed in the future.

Revocation of Licenses

The FCC may deny applications for FCC licenses, deny renewal of FCC licenses, and revoke FCC licenses, in extreme cases where a licensee is found to lack the requisite qualifications to be a licensee. For example, the FCC may revoke a license or deny an application of an entity found in a judicial or administrative proceeding to have knowingly or repeatedly engaged in conduct involving felonies, possession or sale of illegal drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, serious violations of the Communications Act or FCC regulations, or a failure to meet construction obligations. If any FCC license of ours is denied or revoked for cause, this action may have an impact on our ability to secure additional spectrum in the future, via auctions or through assignments in connection with third party private transactions.

Transfer and Assignment of FCC licenses

The Communications Act requires prior FCC approval for assignments or transfers of control of any license or construction permit, with limited exceptions. In granting FCC approval for assignments or transfers, the FCC may impose conditions upon such assignments or transfers which it finds to be in the public interest. To date, we have managed to secure FCC consent to a variety of assignments and transfers without undue delay or the imposition of conditions outside of the ordinary course. If we are acquired, or acquire another entity, or experience a change in control, in the future, the FCC may disapprove the transfer of control or assignment, impose conditions, or otherwise require divestitures of some or all of our spectrum, licenses, or other assets.

Disaggregation, Partitioning and Spectrum Leasing

The FCC allows spectrum and service areas to be subdivided, partitioned, or disaggregated, geographically or by bandwidth, with each resulting license covering a smaller service area and/or including less spectrum. Any such partition or disaggregation is subject to FCC approval, which historically have been granted, but cannot be guaranteed. The FCC also has adopted policies to facilitate development of a secondary market for unused or underused wireless spectrum by permitting the leasing of spectrum to third parties. These policies provide us, new entrants, and our competitors with alternative means to obtain additional spectrum and allow us to dispose of excess spectrum, subject to FCC approval and applicable FCC conditions.

Spectrum and Market Concentration Limits

The FCC has certain policies intended to prevent undue concentration of the terrestrial wireless broadband mobile services market. For example, the FCC applies heightened scrutiny to transactions in which wireless spectrum is being assigned or transferred whenever both parties to the transaction hold spectrum suitable for wireless broadband mobile services in the same or in an overlapping area. Specifically, the FCC will screen a transaction for competitive concerns if, upon consummation, the acquirer, and any affiliated group whose spectrum is attributed to the acquirer, holds more than a certain amount of spectrum in a single market, or if there was a material change in the post-transaction market share concentrations as measured by the Herfindahl-Hirschman Index. The amount of spectrum attributed to a licensee for spectrum screening purposes depends on the availability of certain spectrum. The FCC previously has revised its spectrum screen in the context of its review of certain transactions, and it may do so again in the future.

This screen also applies to spectrum acquired via auction. These benchmarks are subject to pending reconsideration proceedings at the FCC. The FCC also is considering whether to initiate a proceeding to eliminate the case-by-case application of a spectrum screen in favor of a bright-line spectrum cap.

We are well below the current spectrum aggregation screen in all of the geographic areas in which we hold licenses, which means that the FCC's spectrum concentration policies should not prevent us from acquiring additional spectrum either by auction or in private transactions, and we may be able to be acquired by certain other carriers. However, the FCC's retention of a case-by-case approach to spectrum acquisition and the continuing revision upward of the spectrum screen may allow our competitors to make additional acquisitions of spectrum and further improve their relative spectrum positions and competitive strength. Some of our competitors may have spectrum holdings close to, at, or over the spectrum screen amount and any acquisition of us or spectrum from us by such competitors may not be approved or divesture may be required which could deter such competitors from acquiring us or engaging in spectrum swaps or transactions with us.

Foreign Ownership Restrictions

The Communications Act authorizes the FCC to restrict the ownership levels held by foreign nationals or their representatives, a foreign government or its representative, or any corporation organized under the laws of a foreign country. Generally, the law prohibits indirect foreign ownership of over 25% of our common stock. Our stock is freely tradable on the NYSE and foreign ownership of our common stock could exceed this 25% threshold without our knowledge. If ownership of our common stock by non-United States citizens or entities exceeds 25%, the FCC may revoke licenses or require us to restructure our ownership or we may be required to purchase such interest to reduce our foreign ownership below 25%. However, the FCC may waive the foreign ownership limits for CMRS licensees, such as us, and generally permits additional indirect foreign ownership in excess of the statutory 25% benchmark particularly if that interest is held by an entity or entities that are citizens of, representatives of or organized under the laws of countries that are members of the World Trade Organization, or WTO. For investors from countries that are not members of the WTO, the FCC will determine if the home country extends reciprocal treatment, called “effective competitive opportunities,” to United States entities. If these opportunities do not exist, the FCC may not permit such foreign investment beyond the 25% benchmark. We have established internal procedures to ascertain the nature and extent of our foreign ownership, and we believe that the indirect ownership of our equity by foreign entities is below the benchmarks established by the Communications Act. If we were to have foreign ownership in excess of the limits, we have the right to acquire that portion of the foreign investment which places us over the foreign ownership restriction as set forth in our articles of incorporation. The FCC recently released an NPRM seeking comment on streamlining the review process for foreign ownership in U.S. companies holding wireless licenses. The timing and outcome for FCC action, if any, is unknown.

General Regulatory Obligations

The Communications Act and the FCC's rules impose a number of requirements on wireless broadband mobile services licensees. A failure to meet or maintain compliance with the Communications Act and the FCC's rules could subject us to fines, forfeitures, penalties, license revocations, license conditions, or other sanctions, including the imposition of mandatory reporting requirements, compliance programs or corporate monitoring, or limitations on our ability to participate in future FCC auctions or to acquire spectrum.

CMRS classification. Certain of our wireless broadband mobile services are classified at the federal level as CMRS. The FCC regulates providers of CMRS services as common carriers, which subjects us to many requirements under the Communications Act and FCC rules and regulations when we provide such services. The FCC, however, has exempted CMRS services from some typical common carrier regulations, such as tariff and interstate certification filings, which allows us and our competitors to respond more quickly to competition in the marketplace. The FCC also is encouraged by federal law to reduce unreasonable disparities in the regulatory treatment of similar wireless broadband mobile services, such as cellular, broadband PCS, AWS, 700 MHz, and Enhanced Specialized Mobile Radio, or ESMR, services, and federal law preempts state rate and entry regulation of CMRS providers, but allows states to regulate the other terms and conditions of service.

The FCC has found, for the time being, that wireless broadband Internet access service offered at speeds in excess of 200 kbps in at least one direction, which would include our 4G LTE services, is an information service under the Communications Act, and thus is not subject to traditional common carrier regulation. In addition, the FCC has found that the transmission component of wireless broadband Internet access service meets the definition of telecommunications under the Communications Act and that the offering of a telecommunications transmission component as part of a functionally integrated Internet access service offering is not a regulated telecommunications service ,but rather as an information service, under the Communications Act. Further, the FCC has found that mobile wireless broadband Internet access service is not a “commercial mobile service” under Section 332 of the Communications Act. Carriers offering mobile wireless broadband Internet access services are not considered common carriers and have no common carrier obligations with respect to this service. Accordingly, as a result of such classification decisions, we and our competitors generally have greater flexibility in establishing the terms and conditions, including pricing, of this service than we do for services classified as common carrier services. However, these classification decisions could change over time, either as a result of FCC or Congressional actions, in an effort to assure that competing services are subject to comparable regulatory requirements. For example, the FCC has adopted rules, commonly referred to as the “Net Neutrality” or “Open Internet” rules, subjecting mobile wireless broadband Internet access providers, such as us, to certain transparency requirements, and certain restrictions on the blocking of access to lawful websites and some third party applications, subject to reasonable network management provisions, which could limit our ability to provide certain services, requires us to not block customers' access to services competitive with our voice and video telephone services, and could limit our ability to establish the terms and conditions, including pricing, of Internet access offered by us. “See - Network Management and Net Neutrality.”

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

Roaming. The FCC long has required CMRS providers to permit customers of other carriers to roam “manually” on their networks, for example, by supplying a credit card number, as long as the roaming customer's handset is technically capable with the roamed-on network. The FCC also has ruled that automatic voice roaming is a common carrier obligation for CMRS carriers and CMRS carriers must provide certain automatic voice roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non-discriminatory basis pursuant to Sections 201 and 202 of the Communications Act. Specifically, this automatic voice roaming obligation extends to services such as ours that are real-time, two-way switched voice or data services, such as short message services, that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-offs of subscriber calls. Automatic voice roaming rights are important to us because we provide service in a limited number of metropolitan areas in the United States and must rely on other carriers in order to offer roaming services outside our existing metropolitan areas. All the service plans we now offer to new subscribers (and to all existing customers who opt-in) include certain roaming coverage where we have not yet constructed our network or where we do not have licenses to provide service.

The FCC clarified in April 2010 that the automatic voice roaming obligations of broadband CMRS providers extend to both in-market and out-of-market automatic voice roaming provided that the request is reasonable. In assessing whether a request is reasonable, the FCC will consider the totality of the circumstances and may use a number of factors, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available, to determine whether a particular roaming request is reasonable. Our potential roaming partners may utilize these factors to deny requests by us for automatic voice roaming services for our customers.

In 2011, the FCC found that the automatic roaming obligation should be extended to services that are classified as information services (such as high speed wireless Internet access services) or to services that are not CMRS. The FCC found that such automatic data roaming, while not a common carrier service, nonetheless shall be offered by the providers of such services on a commercially reasonable basis, when technologically compatible and technologically feasible. In doing so, the FCC may use a number of factors to determine the commercial reasonableness of a request for such services, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available, to determine whether a particular roaming request is reasonable. If we are unable to obtain automatic data roaming at reasonable rates, we could have difficulty attracting and retaining certain groups of customers, especially customers using Smartphones, including Android handsets, or our 4G LTE services. Verizon Wireless currently is appealing the automatic data roaming rules before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict with any certainty the outcome of such appeal.

In its approval of the Verizon Wireless purchase of Alltel Wireless, the FCC imposed conditions that allow carriers like us who have roaming agreements with both Verizon Wireless and Alltel Wireless to use either agreement to govern all traffic exchanged with the post-merger Verizon Wireless until January 2013. We have elected to have the Alltel Wireless roaming agreement govern all of our roaming traffic with the combined Verizon Wireless-Alltel. We and others have asked the FCC to clarify these requirements, to extend the current commitment to January 2016 and to require post-merger Verizon Wireless to offer automatic roaming for data services and features on a non-discriminatory basis. The FCC has not acted on this extension request and, to date, Verizon Wireless has not agreed to negotiate modified terms or an extended date for the current agreement or to include data services.

National Broadband Plan. The American Recovery and Reinvestment Act of 2009, or Recovery Act, required the FCC to coordinate with NTIA, to establish a National Broadband Plan and benchmarks designed to ensure that all people of the United States have access to broadband capability. The resulting National Broadband Plan, which was released on March 16, 2010, makes numerous recommendations to the FCC, Congress and other regulatory agencies in an effort to promote broadband deployment. For instance, the National Broadband Plan recommends that the FCC make available 500 MHz of additional spectrum for mobile broadband wireless services within the next ten years, of which 300 MHz is recommended to be made available for mobile use within five years. The National Broadband Plan also makes recommendations regarding FCC action in the areas of intercarrier compensation, universal service, increasing competition, and a number of other regulatory issues. The FCC has initiated various regulatory proceedings in an effort to implement certain recommendations in the National Broadband Plan and the FCC has acted on some of these recommendations, but the timing of any FCC action on the remaining recommendations is uncertain. “See - Interconnection and Universal Service Fund.”

Network Management and Net Neutrality. In December 2010, the FCC adopted net neutrality regulations that go further than the FCC's existing Internet policy and apply to broadband wireless Internet access services, including those offered by us. These rules codified a number of the FCC's prior open Internet policy principles, and added additional nondiscrimination and transparency requirements. The transparency rule, which applies to both fixed and mobile wireless Internet access service providers, requires providers to make available relevant information regarding network management practices to the consumers who purchase their services, and to content, application and service providers who seek access to a carrier's network. In other respects, the new rules differ for wireline broadband Internet providers, such as cable companies and wireline telephone companies, and for mobile wireless broadband Internet providers, such as us. Fixed wireline broadband Internet providers are not allowed to block lawful content, applications, services, or non-harmful devices, and cannot unreasonably discriminate in transmitting lawful network traffic over a consumer's broadband Internet access service. Mobile wireless broadband Internet providers are not subject to the broader wireline non-discrimination requirement, but wireless providers cannot block consumers from accessing lawful websites, nor block applications that compete with the provider's voice or video telephony services. The rules for both fixed and wireless providers are also subject to reasonable network management provisions. All of the rules noted above are also subject to the needs of law enforcement, public safety and homeland and national security. These rules became effective on November 20, 2011. MetroPCS, Verizon Wireless and a number of public interest organizations have filed appeals of the FCC's rules in the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict with any certainly the outcome of such appeals. Several public interest groups have sent letters to the FCC alleging that certain 4G LTE rate plans offered by us violate the new net neutrality regulations and have asked the FCC to investigate. We have responded to these allegations at the FCC as we believe our 4G LTE rate plans do not violate the net neutrality rules and regulations. We cannot predict with any certainty the outcome of such letters or the timing of any such resolution.

Interconnection. FCC rules provide that all telecommunications carriers are obligated upon reasonable request to interconnect directly or indirectly with the facilities and networks of other telecommunications carriers. All LECs also must, upon request, enter into mutual or reciprocal compensation arrangements with CMRS carriers for the exchange of intra-MTA traffic. Under the revised intercarrier compensation regime adopted by the FCC in October 2011, where there is no pre-existing agreement between the carriers as of December 2011 for the exchange of intraMTA traffic, such traffic between CMRS providers and most LECs is to be compensated pursuant to a bill-and-keep regime in which each provider receives compensation for any costs associated with transporting and terminating calls from their own end user customers. CMRS carriers also have an obligation to engage in voluntary negotiation and may be subject to arbitration with incumbent local exchange carriers similar to those imposed on the incumbent local exchange carriers pursuant to Section 252 of the Communications Act if the parties do not reach agreement. Once an incumbent local exchange carrier requests negotiation of an interconnection arrangement, both carriers are obligated to begin paying the FCC's default rates for all intra-MTA traffic exchanged after the request for negotiation. Since 2005, no LEC has been permitted to impose rates by state tariff on a going-forward basis for the termination of a CMRS carrier's intra-MTA traffic. We generally have been successful in negotiating arrangements with carriers with whom we exchange intra-MTA traffic, but we expect most parties to eventually reach the bill-

and-keep default compensation system adopted by the FCC.

Access. In order to offer long distance services to our customers, we resell the long distance services provided by third parties. Those third parties are obligated to pay compensation to the telecommunications carriers who terminate our subscribers' long distance calls. Historically, CMRS carriers generally have not been entitled to receive direct access payments for the long distance calls they terminate. The FCC has concluded that certain traffic stimulation activities of LECs which are alleged to generate excessive fees for switched access traffic and which could affect compensation for interstate traffic delivered by CMRS carriers to LECs are not reasonable. In October 2011, the FCC adopted measures to decrease traffic stimulation. If such measures are successful, they may reduce the amount we are obligated to pay for long distance services.

Universal Service Fund (USF). The FCC has adopted rules requiring interstate communications carriers, including CMRS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses communications carriers who are providing subsidized basic communications services to underserved areas and users. The FCC requires carriers providing both intrastate and interstate services to contribute to a USF fund based upon the percentage of their traffic which is interstate. The FCC permits CMRS carriers to use a safe-harbor percentage of the total traffic to determine the amount of interstate traffic for their USF contribution and, historically, we have made these FCC-required payments using the FCC safe-harbor percentage. However, starting in 2010, we stopped using the FCC safe-harbor percentage and began determining the amount of our interstate traffic based on a traffic analysis of our actual customers' usage. We determine on a service by service basis what services, and the amounts of a bundled service, that are attributable to telecommunication services and information services. Broadband information services, such as broadband Internet access, currently are not included in determining the percentage of interstate traffic. The FCC has rules that govern the nature and extent of the recovery of USF related fees and charges that carriers can recover from customers. We recovered these payments from all customers until January 2010 when we launched tax and regulatory fees inclusive, flat-rate service plans where we do not pass through these charges to our customers on such plans. The FCC in 2011 adopted a significant overhaul of its universal service program, most significantly shifting the focus of the program to the deployment of broadband services in unserved areas. These rules adopt comprehensive reforms of the universal service system, including how carriers may recover their costs from customers and how USF funds will be distributed among and between states, carriers and services. The FCC also has rulemaking proceedings pending in which it is considering a comprehensive reform of the manner in which it assesses carrier USF contributions. It is unclear at this time how our customers will be affected by these reforms. In addition, numerous carriers have appealed the FCC's Order for Intercarrier Compensation/Universal Service Reform. We cannot predict with any certainty the outcome of such appeals.

Eligible telecommunications carriers. Wireless broadband mobile carriers may be designated as Eligible Telecommunications Carriers, or ETCs, and may receive universal service support for providing service to customers using wireless service in high cost areas or to certain qualifying low income customers. Certain competing wireless broadband mobile carriers operating in metropolitan areas where we operate have obtained or applied for ETC status. Their receipt of universal service support funds may affect our competitive status in a particular metropolitan area by allowing our competitors to offer service at a lower rate or for free, subsidized by the USF. In October 2011, the FCC's universal service fund reforms significantly revised the amounts and manner in which ETCs may receive universal services funds, as well as the obligations that apply to carriers accepting such funds. We may decide in the future to apply for an ETC designation in certain qualifying high cost areas where we provide wireless services or to provide subsidized service to certain low income customers, though our ability to qualify may be affected by ongoing changes and possible future limitations in the program. If we are approved, these payments would be an additional revenue source that we could use to support the services we provide in high cost areas or to certain low income customers. The FCC also adopted in October 2011 a Mobility Fund using universal service funds that includes a one-time distribution of $300 million, and an annual distribution of $500 million using a reverse auction methodology. These funds require the recipient to offer various services based upon criteria set by the FCC. This Mobility Fund would be used to support private investment to improve the coverage of current generation or better mobile voice and Internet service in areas where such coverage currently is missing.

Services to persons with disabilities. Telecommunications carriers are required to make their services reasonably accessible to persons with disabilities. These FCC rules generally require service providers to offer equipment and services accessible to and usable by persons with disabilities, if readily achievable, and to comply with FCC-mandated complaint/grievance procedures. These rules are largely untested and are subject to interpretation through the FCC's complaint process. These rules focus mainly on requirements that must be met by the manufacturers of wireless equipment, but a certain percentage of our handsets must be hearing aid compatible and we have annual reporting requirements. In addition, we are required to offer these hearing aid-compatible wireless phones for each air interface we provide. As a result, this requirement may limit our ability to offer services using new air interfaces other than CDMA 1xRTT, such as dual mode CDMA/4G LTE handsets, may limit the number of handsets we can offer, or may increase the costs of handsets for those new air interfaces.

In October 2010, the President signed into law the Twenty-First Century Communications and Video Accessibility Act of 2010, or the Accessibility Act. The Accessibility Act is intended to ensure that individuals with disabilities have access to emerging Internet-protocol-based communication and video programming technologies in the 21st Century, by updating requirements of television, telephone, and Internet service providers. These new obligations govern the provision of advanced communications services, including interconnected and non-interconnected VoIP services, to persons with disabilities, record-keeping related to adherence to these policies, and the provision of Internet browsers suitable for blind or visually-impaired individuals. The Accessibility Act requires the FCC to implement its provisions, and the FCC has issued a series of public notices and order seeking comment on, and implementing aspects of the Accessibility Act.

E-911 service. The FCC requires CMRS providers to implement basic 911 and enhanced, or E-911, emergency services for our voice services. Our obligation to implement these services is incurred in stages on a market-by-market basis as local emergency service providers become equipped to handle E-911 calls. E-911 services allow state and local emergency service providers to better identify and locate wireless callers, including callers using special devices for the hearing impaired. The FCC revised these rules in October 2010. The network equipment and handsets we utilize are capable of meeting the FCC's E-911 requirements and we have constructed facilities to implement these capabilities in areas where we have had requests to do so from local public safety emergency service providers. Because we employ a handset-based location technology, we also are subject to the FCC rules that require us to ensure that specified percentages of the handsets in service on our systems are location-capable and meet certain location accuracy standards. The FCC also issued an NPRM seeking comment on the current state of wireless location technologies, and has posed questions about possible future modifications and enhancements to the current rules. In an accompanying NOI, the FCC seeks comment on issues associated with VoIP services, including whether 911/E911 obligations should be extended to non-interconnected VoIP services and short message services. The FCC actively monitors the compliance by CMRS carriers with E-911 requirements. The FCC has in the past, and may in the future, impose substantial fines, forfeitures and penalties on wireless broadband mobile carriers for their failure to comply with the FCC's E-911 rules and could impose other sanctions, including revocation of licenses or the imposition of mandatory reporting requirements, license conditions, corporate monitors, and compliance programs. The FCC also has rules under which wireless broadband mobile carriers may be required to offer priority E-911 services to the public safety agencies under certain circumstances. While we may in certain instances be able to recover the expenses associated with E-911, certain states in which we do business may limit or eliminate our ability to recover our E-911 costs.

Spectrum clearing. Spectrum allocated for AWS has been utilized by a variety of categories of commercial and governmental users. The spectrum allocated for AWS-1 was utilized by certain governmental users, many of whom are required over time to relocate from the AWS-1 spectrum. However, in some cases, not all incumbent users have relocated or are obligated to relocate and, in other cases, may not be obligated to relocate for some period of time, with varying time frames for relocation. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users are reimbursed for relocating to other spectrum and with the costs of relocation being shared by AWS-1 licensees benefiting from the relocation. Under the FCC relocation plan, the AWS-1 licensee and the incumbent non-governmental user negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation procedures in which the AWS-1 licensee can relocate the incumbent non-governmental licensee at the AWS-1 licensee's expense. Since our AWS licenses were granted in 2006, the time period for voluntary relocation has lapsed.

Siting issues. The location and characteristics of wireless antennas, DAS systems and nodes, base stations and towers are subject to FCC and Federal Aviation Administration, or FAA, regulations, federal environmental regulations, and other federal, state, and local regulations, including local zoning, building, and electrical requirements. The FCC has adopted rules that are intended to expedite siting decisions by state and local authorities, but the rules have been the subject of legal challenges. With respect to AWS-1 sites, we must notify the FAA when we add AWS-1 frequencies to existing sites that already have been determined not to be a hazard to air navigation by the FAA. Antenna structures used by us and other wireless providers also are subject to FCC rules implementing the National Environmental Policy Act and the National Historic Preservation Act. Under these rules, construction cannot begin on any structure that may significantly affect the human environment, or that may affect historic properties, until the wireless provider has filed an environmental assessment with and obtained approval from the FCC or a local agency. Processing of environmental assessments can delay construction of tower and antenna facilities, particularly if the FCC or local agency determines that additional information is required or if community opposition arises. In addition, several environmental groups have requested various changes to the FCC's environmental processing rules, challenged specific environmental assessments as failing statutory requirements and sought to have the FCC conduct a comprehensive assessment of the environmental effects of antenna tower construction. The FCC also has been ordered by the Court of Appeals for the DC Circuit to further consider the impact that communications facilities, including wireless towers and antennas, may have on migratory birds, and the FCC recently issued an order adopting procedures to mitigate such concerns. In the meantime, there are a variety of federal and state court actions in which citizen and environmental groups have sought to deny individual tower approvals based upon potential adverse impacts to migratory birds. Compliance with these rules and regulations has not had a significant impact on us from a financial or competitive position; however, we cannot be certain of what changes may occur that could have an impact on us in the future or whether certain groups may be successful in their endeavors.

Communications assistance for law enforcement act (CALEA). Federal law requires CMRS carriers to assist law enforcement agencies with lawful wiretaps, and imposes wiretap-related record-keeping and personnel-related obligations on us. Historically, our customer base may have been, and may continue to be, subject to a greater percentage of law enforcement requests than those of other carriers and, as a result, our compliance expenses may be proportionately greater.

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

Regulatory fees. We are obligated to pay certain annual regulatory fees and assessments to support FCC wireless industry regulation, as well as fees supporting federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for the hearing-impaired and application filing fees. These fees are subject to change periodically by the FCC and the manner in which carriers may recoup these fees from customers is subject to various restrictions. In January 2010, we launched tax and regulatory fees inclusive, flat-rate service plans where we do not pass through these fees to our customers on such plans.

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

Customer proprietary network information (CPNI). FCC rules impose restrictions on a telecommunications carrier's use of customer proprietary network information, or CPNI, without prior customer approval, including restrictions on the use of information related to a customer's location. These rules are broad in scope and require us not only to protect customer information ourselves, but also to take steps to make sure that our agents and contractors protect this information. CMRS carriers must take reasonable measures to discover and protect against pretexting and, in enforcement proceedings, the FCC will infer from evidence of unauthorized disclosures of CPNI that reasonable protections were not taken. The FCC has imposed substantial fines on certain wireless carriers for their failure to comply with the FCC's CPNI rules and this continues to be an area of active regulatory oversight. The FCC previously conducted a broad scale investigation into whether CMRS carriers are properly protecting the CPNI of their customers against unauthorized disclosure to third parties and may conduct further investigations in the future. The FCC also is seeking comment on additional CPNI regulations.

Congress and state legislators also have passed and may pass legislation governing the use and protection of CPNI and other personal information. For example, Congress enacted the Telephone Records and Privacy Protection Act of 2006, which imposes criminal penalties upon persons who purchase without a customer's consent, or use fraud to gain unauthorized access to, telephone records. In addition, certain states have enacted, and other states in the future may enact, legislature relating to customer personal information. The recent and pending legislation (if enacted) may require us to change how we protect our customer's CPNI and other personal information.

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

Emergency warning. The FCC has adopted technical standards, protocols, procedures, and other requirements under the Warning, Alert, and Response Network Act, or WARN Act, to govern emergency alerting standards for CMRS providers which voluntarily elect to participate. Rules, regulations and industry protocols are in the process of being developed to implement this program. We have elected to participate in the voluntary emergency alert program, although we could alter our election at a future date. Under the adopted rules, a participating carrier must notify customers of the availability of emergency alerts but may not charge separately for the alerting capability and the CMRS carrier's liability related to, or any harm resulting from, the transmission of, or failure to transmit, an emergency alert is limited. The FCC also is considering the feasibility of requiring wireless providers to distribute emergency information and, if it does so, the requirements to which we are subject under the rules and the WARN Act may change.

White spaces. The FCC has adopted rules to allow unlicensed radio transmitters to operate in the unused broadcast digital television spectrum, or White Spaces. The FCC's rules provide for both fixed and personal/portable devices to operate in the White Spaces on an unlicensed basis, subject to various protections to existing users of the spectrum. Policies and industry protocols are in the process of being developed to implement this program. Other companies may offer services in the White Spaces that compete with services offered by us.

Regulatory classifications. In January 2008, the FCC solicited comments on whether text messages and short codes are common carrier services to which CMRS carriers must provide non-discriminatory access. The outcome and such timing of any FCC action, or the effect that such a ruling would have on us, is presently unknown. In 2011, the FCC sought comment on a petition by the Universal Service Fund Administration requesting that the FCC provide guidance as to whether short message services revenues are to be included in a carrier's interstate revenues for the purpose of calculating USF contributions.

Outage reporting. The FCC requires all telecommunications carriers to report outages meeting certain specified criteria to the FCC. These reporting requirements affect the way we track and gather data regarding system outages and repair outages. Outage reporting is subject to active regulatory oversight, and we are potentially subject to fines and forfeitures if we fail to make timely reports. The FCC recently extended these outage reporting rules to voice over internet protocol, or VoIP, service providers.

Customer Complaints. The FCC has established a process by which customers of wireless service providers can informally and formally complain about a provider's service. These rules require the wireless service provider to respond to such complaints within a specified period of time. A failure to respond to any complaints can lead to fines, forfeitures or other penalties.

Other Federal Regulation

Copyright protection. The Digital Millennium Copyright Act, or DMCA, protects against the circumvention of technological measures employed to protect copyrighted works, or access control. Under the DMCA, the Copyright Office of the Library of Congress, or the Copyright Office, has the authority to exempt certain activities which otherwise might be prohibited by that the DMCA for a period of three years, subject to possible extension for successive three year periods. In 2006, the Copyright Office granted an exemption pertaining to the unlocking of wireless phones which facilitated moving handsets from one carrier service to another. The exemption was extended in 2010, in a slightly modified form. The current exemption allows circumvention of certain software locks and other firmware on wireless telephone handsets when such circumvention is solely to enable authorized connection to a wireless telecommunications network. The Copyright Office recently initiated a proceeding to determine what exemptions will be in effect for the next three year period. We have implemented a service called MetroFlash that enables new customers under certain circumstances to unlock and reprogram their existing CDMA handsets so that they will operate on our networks. The MetroFlash program has been designed to meet the current exemption, but the scope of the new exemption remains untested.

Other. Our operations also are subject to various other federal laws and regulations, including antitrust, privacy, unfair competition, consumer, environmental, labor, wage, health and safety, personal information laws and regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the

Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. For example, the construction and operation of telecommunications facilities throughout the U.S. subjects us to a myriad of federal and state environmental laws that create reporting and permitting requirements. These rules and regulations often are complex and subject to change and we could be held responsible for failing to comply.

State, Local and Other Regulation

The Communications Act preempts state or local regulation of market entry or rates charged by any CMRS provider. As a result, we are free to establish rates and offer new products and services with minimum state regulation. However, states and local agencies may regulate “other terms and conditions” of wireless service, and certain states where we operate have adopted rules and regulations to which we are subject, primarily focusing upon consumer protection issues and resolution of customer complaints. In addition, several state authorities have initiated actions or investigations of various wireless carrier practices. These proceedings could cause us to review and change our marketing practices. To the extent that applicable rules differ from state to state, our costs of compliance may go up and our ability to have uniform policies and practices throughout our business may be impaired. State and local governments also may manage public rights of way and can require fair and reasonable compensation from telecommunications carriers, including CMRS providers, for the use of such rights of any, so long as the government publicly discloses such compensation.

Various decisions have been rendered by, and other proceedings are pending before, state public utility commissions and courts pertaining to the extent to which the FCC's preemptive rights over CMRS rates and entry prevent states from regulating aspects of wireless service, such as billing policies, our ability to bill for third party's charges incurred by our subscribers, transfers of licenses, acquisition or sale of wireless businesses, and other consumer issues. These proceedings could subject us to additional state regulation which could cause us to incur additional costs.

The location and construction of wireless antennas, DAS systems and nodes, base stations and towers are subject to state and local zoning, permitting, land use and other regulation. Before we can put a DAS node or site into commercial operation, we, or the tower owner in the case of leased sites, must obtain all necessary zoning and building permit approvals. The time needed to obtain necessary zoning approvals, building permits and other state and local permits varies from market to market and state to state and, in some cases, may materially delay our ability to provide service. The FCC issued an order in 2010 limiting the time a municipality could take to act on a site application before the applicant could appeal such inaction, but the order is under review. Variations also exist in local zoning processes. Further, certain cities and municipalities impose severe restrictions and limitations on the placement of wireless facilities which may impede our ability to provide service in some areas. In addition, in order to deploy DAS systems, our DAS provider may need to obtain authorization from a local municipality. In at least one instance, such authorization is subject to challenge. Actions of this nature could have an adverse effect on our ability to construct and launch service in new metropolitan areas or to expand service in existing markets. Further, we may be subject to environmental compliance regulations with respect to the operation of standby power generators, batteries and fuel storage for our telecommunications equipment. A failure or inability to obtain necessary zoning approvals or state permits, or to satisfy environmental rules, may make construction impossible or infeasible on a particular site, might adversely affect our network design, increase our network design costs, require us to use more costly alternative technologies, such as DAS systems, reduce the service provided to our customers, and affect our ability to attract and retain customers. Local zoning and building ordinances also may make it difficult for us to comply with certain federal requirements, such as the backup power requirements under consideration by the FCC.

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

Certain states in which we provide service are in the process of reviewing proposed legislation that would require persons selling prepaid wireless services, such as ours, to verify a customer's identity using government identification. We currently do not require our subscribers to provide a government issued identification to initiate service with us.

Future Regulation

From time to time, federal, state or local government regulators enact new or revise existing legislation or regulations that could affect us, either beneficially or adversely. Ongoing changes in the political and financial climate may foster increased legislation or regulation, which might adversely affect us.

Item 1A. Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following risk factors, in evaluating our business, financial condition and operating results or an investment in our common stock or in our indebtedness. Many of these risks, and the events which cause these risks, are beyond our control.

Although we describe below and elsewhere in this Annual Report the risks we consider to be the most material to our business, financial condition and operating results or an investment in our common stock or our indebtedness, there may be other known, unknown or unpredictable economic, business, competitive, regulatory or other risks or factors that also could have a material adverse effect on our business, financial condition, and operating results in the future, or an investment in our common stock or in our indebtedness. In addition, past performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Any information about our intentions, projections or forward looking statements in this Annual Report is a statement of our intentions, projections and forward looking statements as of the date of this report and is based upon, among other things, the regulatory, industry, competitive, economic and market conditions as of such date, as well as various of our assumptions at such time. We may change our intentions, projections or forward looking statements at any time and without notice, based upon any changes in such conditions, in our assumptions or otherwise.

If any of the events, conditions or risks described below, individually or in combination, were to occur, our business, financial condition, operating results, cash flow, and an investment in our common stock or in our indebtedness, could be materially adversely affected.

Investors should also be aware that while we do communicate with securities analysts at various times, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are those of the securities analysts making such projections, forecasts or opinions and we have no responsibility for such projections, forecasts or opinions.

The risk factors described in this section have been separated into three groups for ease of review, including, (i) those risk associated with our business, (ii) those risks related to legal and regulatory matters, and (iii) those other general risks relating to our capitalization and financing, among other things. We urge you to read and consider all risk factors in evaluating our business, financial condition and operating results, and in making any investment decision in our common stock or indebtedness.

Risks Related to Our Business

We face intense competition from other telecommunications providers and new entrants in the marketplace and such competition may intensify in the future.

We compete directly in each of our markets with wireless, wireline, cable, satellite, Internet and other communications service providers, including CLECs, VoIP and broadband service providers, resellers, sales agents and facilities-based providers that either use their own networks or lease networks. Further, as the growth in the post-pay sector of the wireless industry continues to decrease, many of the largest nationwide competitors with significantly greater resources than we have are entering into the unlimited, no long term contract paid-in-advance sector of the wireless industry, either directly or indirectly through resellers or mobile virtual network operators, or MVNOs, significantly increasing competition and pushing down prices with aggressive sales and marketing campaigns. All of our national wireless broadband mobile competitors and certain of our regional competitors and MVNOs currently are offering unlimited service plans on a flat rate basis in the areas where we operate. The competitive pressures of the wireless telecommunications industry may continue to cause other carriers to offer unlimited service plans or service plans with increasingly large bundles of minutes of use or unlimited use at increasingly lower prices on a national coverage basis. Since we primarily serve major metropolitan areas where the national wireless broadband mobile carriers and MVNOs are also offering services and we believe the overall post-paid market is experiencing slowing growth, we anticipate increased competition in the unlimited, no long term contract, paid-in-advance sector of the wireless broadband mobile industry.

Market prices for wireless broadband mobile services in general, and for flat-rate, no long term contract, unlimited use of paid-in-advance services in particular, have declined over time and we anticipate will continue to decline with increased competition, including competition from carriers and MVNOs. Moreover, certain carriers we compete against, or may compete against in the future, offer additional services, such as wireline phone service, cable or satellite television, media and Internet, and are capable of bundling their wireless services with these other services in a package of services that we may not be able to duplicate at competitive prices. In response to all of the competitive offerings in the marketplace and falling market prices, we have added, and in the future may be required to add, additional select features to our existing service plans, change our service plans, change the geographic areas included in our roaming, long-distance and other products and services, reduce our prices, or sell additional handsets, applications or content. We may also consider additional targeted promotional activities, reduced pricing, subsidizing the cost of handsets, or increasing commission payments to our indirect dealers as we evaluate and respond to the competitive environment going forward. We cannot control the pricing decisions of our competitors and many may continue to reduce their prices or offer promotions aimed at our potential customers, which, combined with discounts afforded such competitors and their ability to bundle features and services, may result in more competitive pricing, slower growth, higher costs and increased churn of our customer base, as well as the possibility of having to change our service plans in response to customer demands, preferences and demographic trends, increase our handset subsidies, increase our dealer payments, and increase our marketing and distribution costs, which could have a material adverse effect on our business, financial condition and operating results.

Many of our current and prospective competitors are, or are affiliated with, major companies that have better developed brands and brand awareness, networks and support systems, and substantially greater financial, technical, personnel, marketing and lobbying resources and bargaining power than we have. Some have greater access to capital, cash reserves, and spectrum holdings; longer-established brands with better name recognition; larger geographic coverage areas, roaming territories, and third-party distribution networks; better in-building coverage; unique intellectual property; exclusive distributorship arrangements for certain popular brands of handsets, applications and content and a larger market share; and more advanced technology than we have, all of which may affect our ability to compete successfully. We currently do not have access to sell certain popular brands of handsets, such as the iPhone, which several of our largest competitors sell. To the extent that sales of these popular handsets drive future growth in the industry or cause customers to switch providers, it could limit our ability to grow our subscriber base and could increase our churn.

Many of our competitors also have established relationships with a larger base of current and potential customers and, due to their size and bargaining power, may obtain discounts or may have exclusive access to desired handsets, content, features, and services that our customers or prospective customers may want or demand. Many of our competitors with greater access to capital and production and distribution resources also have entered into or may enter into exclusive deals with vendors and suppliers, including handset vendors, wireless application developers and content providers, or may cause such vendors to only develop products or services usable on their spectrum. As handset, application, and content selection and pricing are increasingly important to customers, the lack of availability to us of some of the latest and most popular handsets, applications, and content, whether as a result of exclusive dealings, volume discounting, or otherwise could put us at a significant competitive disadvantage and could make it more difficult for us to attract and retain our customers, especially as our competitors continue to aggressively offer handset promotions with increased features, functionality and applications. Similarly, we believe we pay more, on average, than other national wireless broadband mobile carriers for our handsets and, if this trend continues and new technologies force us to offer new handsets and services, including those with increased costs due to increased features and functionality, we could be forced to further subsidize the price of our handsets and pay higher sales commissions on the sale or upgrade of handsets, which could adversely affect our business, financial condition and operating results. Our competitors have licensed spectrum which is not always in the same bands as our spectrum and the extent to which future handsets will be compatible across all bands of spectrum is uncertain. Accordingly, we may not achieve the same economies of scale with respect to the future handsets as we enjoy today. These advantages may allow our competitors to offer products and services (such as, handsets, devices, handset subsidies, higher commissions to distributors and dealers, broader geographic coverage, more facilities or services, and greater bundled features, applications and content) that we do not and cannot offer, offer lower prices, market to broader customer segments, and offer service over larger geographic areas. Our failure to respond timely to competition could reduce revenue, market share and net income. All of these risks, if realized, could have a material adverse effect on our business, financial condition, and operating results.

Some of our competitors have, or may in the future, take advantage of governmental loan, grant or credit programs, or universal service fund payments, which may allow them to offer products and services for lower prices, have lower costs, or provide service in areas that may be uneconomical for us to serve without taking advantage of such programs. If we choose not to, or are unable to, participate in such governmental programs and our competitors participate in such programs, it could have a material adverse effect on our business, financial condition, and operating results.

We may not be able to respond quickly or effectively to new marketing and sales initiatives launched by our competitors.

Many of our competitors have far greater sales and marketing resources with far larger marketing budgets than we do. We do not spend as much on advertising and marketing as some of our competitors. We generally have had, and anticipate in the future having, less sales and marketing resources than our competitors, and we have spent, and anticipate spending, less on advertising and marketing than our competitors. We do not know and cannot anticipate what sales and marketing initiatives our competitors may launch or the magnitude of their efforts, including offering exclusive devices, services, features, or content, or offering discounted or free products or services and reimbursement of cancellation fees. We generally do not have the resources to respond to all advertising and marketing initiatives of our competitors or we may be unable or unwilling to spend the amounts necessary to effectively respond to such marketing and sales initiatives and consequently our efforts may be ineffective, or our response may be inadequate to the competitive initiatives or may be delayed as a result of internal operating systems, such as billing, which may allow our competitors to gain competitive share and to have an effect on our brand and sales and marketing efforts. We may not have time to conduct extensive customer focus groups or sales trials before launching our sales and marketing initiatives companywide. As a result, our sales and marketing initiatives may not adequately respond to our competitors' sales and marketing initiatives or meet customer expectations or demands. Additionally, our marketing or promotional initiatives can result in significant expenses and in the end the initiatives may not result in the acquisition of new customers or the retention of customers beyond the promotion. If we are unable to respond quickly enough or effectively to new marketing and sales initiatives launched by our competitors, we could experience lower sales, lower revenues, increased churn, and decreased profitability, all of which could have a material adverse effect on our business, financial condition, and operating results. Further, our business model is premised on achieving and maintaining a low cost structure, of which one component is centralizing certain sales and marketing activities and designing and implementing major sales and marketing efforts across all of the metropolitan areas we serve. Such centralization of our marketing efforts may allow our competitors to offer local or regional marketing initiatives and promotions to which we do not or cannot effectively respond.

Our inability to increase, maintain or strengthen our brands and brand awareness may reduce our ability to attract and retain customers, which could adversely affect our business, financial condition and operating results.

We historically have spent less on advertising than the four largest nationwide broadband wireless mobile service providers, cable companies, and others with whom we compete for customers. With increased competition in the wireless telecommunications industry, in particular for unlimited, paid-in-advance services for a flat rate, we believe marketing and promotional activities are, and will remain, critical to the success of the business and a strong brand and brand awareness are an essential part of our marketing activities. Developing, promoting and maintaining our brand and brand awareness require consistent capital investment and expense and there can be no assurance that this investment in our brand and brand awareness or the promotion of our brand and brand awareness will be successful. If we fail to develop, promote and maintain a strong brand and image, or our efforts to promote our brands and increase our brand awareness are unsuccessful, it could reduce our ability to attract and retain customers which could lead to greater churn, lower growth, reduced revenues, and lower profitability, all of which could have a material adverse effect on our business, financial condition and operating results.

We may face additional competition from existing or new entrants as a result of future governmental allocations or reallocations of spectrum, future FCC auctions of spectrum and/or through legislative change or actions by the FCC allowing the development of new products and services by existing competitors and allowing other non-telecommunications businesses to enter the industry.

The FCC in the past has taken, and may in the future take, steps to make additional spectrum available for wireless services. Any auction and licensing of new spectrum, or relaxation of requirements on or flexibility with respect to existing spectrum licenses, may result in new competitors and/or allow existing competitors to acquire additional, or make use of existing, spectrum, which could allow them to offer services competitive with our services or offer services that we may not be able to offer, or offer on a competitive basis, with the licenses we hold due to technological or economic constraints. For example, in March 2010, the FCC released its National Broadband Plan which recommends that the FCC make available 500 MHz of spectrum for broadband wireless services within the next ten years of which 300 MHz is recommended to be made newly available for mobile use within five years. Of this 300 MHz of spectrum, 70 MHz is recommended to come through the auction of allocated, but unassigned spectrum. In addition, 110 MHz is recommended to become available through the revision of existing technical and service rules for wireless communication services, or WCS, and mobile satellite services. Further, 120 MHz of spectrum may become available from digital television broadcasters through an incentive auction. The FCC recently has adopted changes to the existing technical and services rules for WCS, which may make it more usable to provide services competitive with our services. The FCC also recently adopted a co-primary terrestrial allocation for 40 MHz of mobile satellite services and granted such businesses additional flexibility to lease spectrum under spectrum manager lease arrangements. This 40 MHz of spectrum has been purchased out of bankruptcy by a major satellite services provider, and the transfer of this spectrum, along with a number of FCC rule waivers, is awaiting FCC approval. If FCC approval is granted, this satellite provider will have the ability to offer terrestrial wireless services that may compete with the services we offer, which may have a material adverse effect on our business. In addition, Congress recently passed legislation which would require the FCC to auction and license up to 65 MHz of spectrum, including AWS-3 and up to 15 MHz of AWS-2, by early 2015.

The FCC also has taken actions, and may take further actions, to impose new construction requirements on broadband spectrum licenses. For example, the revision of the WCS requirements has been, and mobile satellite service rules may be, coupled with more stringent build out requirements. And, as it did in approving a transaction involving satellite service provider SkyTerra (now known as LightSquared), the Commission may condition its approval of a license transfer by requiring the acquirer to meet new stringent ancillary terrestrial coverage requirements and other conditions. Stringent construction requirements could be detrimental to us by fostering increased competition at an earlier date. Also, the FCC has taken, and in the future may take, regulatory actions designed to provide greater capacity and flexibility to other licensees, including our competitors, and could allow companies that are not currently our competitors to offer competing products and services. In addition, some companies in non-telecommunications businesses, including cable, energy and utility companies, also are expanding their services to offer communications and broadband services. Moreover, some companies in non-regulated portions of the telecommunications business, such as Internet search engine companies, are offering products and services that compete with our more highly regulated services. Some of these companies are offering these services using unlicensed spectrum. We cannot control most of these factors and the continuing consolidation and resulting economies of scale and access to greater resources by our competitors and additional competition could result in lower growth, reduced revenues, increased churn and lower profitability, all of which could have a material adverse effect on our business, financial condition and operating results.

The continuing consolidation in the wireless industry through mergers, acquisitions and joint ventures is creating increased competition and marketing initiatives. Joint ventures, mergers and strategic alliances in the wireless industry have resulted in, and if the trend continues, will continue to foster, larger competitors competing for a limited number of customers. Currently, two of the largest national wireless broadband mobile carriers serve in excess of 60% of all wireless customers in the industry and may have dominant market power. The two largest national wireless broadband mobile carriers currently also earn a significant portion of all earnings related to wireless services, and hold commanding spectrum positions, which give them the ability to dominate the wireless market through exclusive handset arrangements and otherwise. In addition, the refusal of these dominant carriers to provide roaming services on reasonable terms further gives them even more dominant market power for wireless broadband mobile services. In addition, one of the largest national wireless broadband mobile carriers recently announced the execution of a definitive agreement to acquire 20 MHz of AWS spectrum in most metropolitan areas in the United States along with another definitive agreement to acquire additional spectrum in a number of the same metropolitan areas. With the increased competition and with the effect of the aggregate penetration of wireless services in all markets, which has made it more difficult to attract and retain customers, our operating results could be adversely affected by such larger competitors with greater resources and means to compete and our ability to grow may be hindered.

We may be unable to successfully develop and profitably incorporate wireless data services into our service offerings in the future.

Wireless broadband mobile data services are increasingly becoming a meaningful component of many wireless broadband mobile carriers' strategies and financial results. Considerable demand has been shown for high-speed data services offered by other carriers. The largest national wireless broadband mobile carriers have invested (and we expect will continue to invest) significant resources to develop and deliver these new data services to their customers. As market prices for wireless voice services continue to decline, if we are unable to offer such new data services or offer such services on competitive terms, we may not have sufficient revenue to offset the decline in wireless voice revenues. Similarly, as customers increasingly demand wireless broadband mobile data services as part of the core feature set of their wireless services, the failure to offer such services or offer them on a competitive basis with our competitors could reduce sales and increase churn. Currently, we offer certain limited wireless data services that are not as robust as those offered by some of our competitors and may never be and we do not offer certain wireless data services offered by our competitors, such as services for tablets and laptop computers.

While we anticipate that our 4G LTE network will have sufficient capacity to meet our anticipated needs of our customers for the services we currently offer or intend to offer to our customers in the near term, we have limited experience with our customers' demands for high-speed data services, as well as the number of customers for such services or the effect of any new services that we may plan to launch in the future on our networks. In addition, unless we secure additional spectrum, we may not offer certain wireless data services our customers may desire and demand. In order for our 4G LTE deployment to be successful, we will need to design and implement new data sales and marketing initiatives, including new services to support our deployment of 4G LTE. In addition, we have not and may not gain access to certain of the handsets, operating systems, applications or proprietary data content available to our competitors. If we are unable in the future to successfully incorporate the most advanced wireless data services, including certain 4G LTE technologies, into our service offerings or gain access to popular applications and content, our customer additions and ARPU could decrease and our churn could increase. Third party studies suggest that, while the volume of mobile data users will increase exponentially in the future, the profitability of such services will decline or evaporate and as a result we may be unable to maintain or improve our ARPU or our margins. We also could experience higher than anticipated usage of our CDMA and 4G LTE services that could result in not meeting customer expectations in connection with the performance of our CDMA or 4G LTE services. As a result, we may be required to spend additional capital to increase the capacity of our CDMA and 4G LTE networks or purchase additional spectrum or limit usage by our customers of CDMA and 4G LTE services. Since we have limited spectrum in some of our metropolitan areas, we may be unable to meet customer demand for service, which may lead to us having to limit service in those metropolitan areas, limit the handsets sold or limit usage or applications usable by customers, adopt tiered pricing service plans or lower our prices, or engage in network management technologies and practices our customers may not want or like. If we are unable to meet the customer demand for our CDMA and 4G LTE data services, it could have a material adverse effect on our business, financial condition and operating results.

Additionally, certain of our content contracts currently have, and future content contracts may have, minimum purchase commitments or require us to purchase content exclusively from a single provider. If we fail to accurately predict the type and amount of content our customers will demand or prefer, it could result in excess costs and expenses we cannot recover from our customers, which could have a material adverse effect on our business, financial condition and operating results.

We do not develop or manufacture any products and are dependent on the development of products, content, applications and services by third parties for the products, content, applications and services we have deployed, including access to most data, music and video content, applications, and access to new handsets to deliver these advanced services. As a distributor and not a manufacturer of products, content and applications, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products, content, applications and services, nor do we directly control all of the marketing and promotion of these products and services. Thus the decisions of these third parties could negatively impact our ability to market and sell our products and services, our business plans and reputation. Further, if we are unable to obtain access to such services, content, or applications, incorporate such services, content, or applications into our service offerings, or purchase handsets, applications, content or services from third parties at a reasonable cost and on a timely basis in the future, it could have a material adverse effect on our business, financial condition and operating results. For example, we launched Rhapsody in our markets in mid-2011 which requires us to license music and other intellectual property rights of third parties. We cannot guarantee that these licenses will remain available on commercially reasonable terms or at all as our licensing arrangements with these third parties are generally short-term. Thus, our inability to offer customers a wide variety of content at reasonable costs could limit the success of this product.

We may have difficulty meeting the demands placed on our network by data products.

We are increasingly selling, and may in the future sell even larger numbers of, handsets and devices, such as devices using the Android operating system, services and content that are placing, and may in the future place, a higher demand on our existing CDMA and 4G LTE networks than handsets, services and content we have historically sold. We may not be able to satisfy the demands that these devices, services and content placed on our network, we may not be able to profitably provide the data services used by these devices, and these devices, services and content may cause network congestion, network management and other issues with respect to our existing customers. We predominately offer data services using 1xRTT CDMA while most of our competitors use EVDO or other technologies which offer higher data speeds. In addition, because of our limited bandwidths for 4G LTE, our 4G LTE data speeds will not be as fast as those competitors who as using wider channels to offer 4G LTE or other high speed services. As a result, customers may not find our data services as attractive as those of our competitors. If we are unable to satisfy the demands of these new devices, services and content on our existing CDMA and 4G LTE networks, we may be unable to offer these services profitably, or these devices, services and content may cause network congestion and issues with respect to our existing customers such that we may lose customers and may have difficulty attracting new customers. In addition, in order to meet the capacity demands of these new devices, services and content for data usage we may be required to spend significant capital to build additional network capacity, lease additional sites, build additional DAS systems, purchase additional spectrum, redeploy spectrum from 4G LTE to CDMA or EVDO, or undertake other expenses which could increase our costs. These demands also may require us to engage in network management technologies and practices which customers may find undesirable. All of the above could have a material adverse effect on our business, financial condition and operating results.

Our operations require continued capital expenditures and a failure to make such capital expenditures could have a material adverse effect on our business, financial condition and operating results.

Our business strategy involves expanding into and competing in major metropolitan areas, all of which have significant established competition from other providers. To compete effectively, we must continue to upgrade and enhance our network and services. If we fail to do so, or our customers or potential customers develop a perception that our services are not on par with our competitors, it could reduce our growth or increase our churn. As a result, we have invested, and expect to continue to invest a significant amount of capital in the future to, construct, maintain, upgrade and operate our network, billing, customer care and information systems, to implement our business plans, including our 4G LTE network, and to support future growth of our wireless business. We cannot give any assurance that we will make such future capital expenditures, or that our future capital expenditures will generate a positive return, or that we will have adequate capital available to finance future upgrades and enhancements to our network. Further, our funding needs may increase if we pursue other opportunities such as spectrum acquisitions, whether through government auctions or through acquisitions from third parties, acquisitions of assets or other strategic transactions, expansion into new or further geographic expansion, or upgrading our network to new technology.

Historically, we have been able to finance our needs and service our debt from cash internally generated from our operations and various debt and equity offerings. Our success and viability therefore will depend on our ability to maintain and increase revenues and to raise additional capital, when and if needed, on reasonable terms. We may not have the cash or be able to arrange additional financing, whether debt, equity or otherwise, to fund our future needs on terms acceptable to us or at all. In addition, upon the occurrence of a change of control event, we may be required to repurchase or repay a significant portion of our outstanding debt. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our senior secured credit facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our working capital and other liquidity needs, or at all. Further, as our operations grow, it may be more difficult to adapt and modify our business plan based on the availability of funding.

If our current cash and excess internally generated cash flows are insufficient for our current and future needs or to service our debt, we may be forced to sell additional equity, seek additional debt financing, borrow additional amounts under our existing senior secured credit facility or other credit facilities, refinance our existing indebtedness, sell markets, spectrum or our business, curb or moderate our growth, or delay certain of our planned expansion or other initiatives, additions of capacity, and technological advances. However, our senior secured credit facility and indentures and supplemental indentures governing our senior notes limit our ability to incur additional indebtedness. While our senior secured credit facility includes a presently undrawn revolving line of credit that is to be funded by a number of commercial and investment banks, worldwide economic conditions, a banking crisis, or tightening capital markets, may affect whether our lenders honor, or are able to honor, their commitments to fund our revolving line of credit should we need to draw on such line of credit. Our ability to arrange additional financing will depend on, among other factors, our credit ratings, the prospects for our business, our leverage, financial and operating performance, general economic, financial, legislative and regulatory conditions, competitive practices, consumer credit conditions, consumer confidence, unemployment rates and prevailing capital market conditions. Many of these factors are beyond our control. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit ratings could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access additional capital.

Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses as planned or to meet competitive challenges; reduction in growth; forego strategic opportunities; delay and/or reduce network deployments, upgrades, and capital expenditures, operations, spectrum acquisitions and investments; and restructure or refinance our indebtedness prior to maturity or sell additional equity or seek additional debt financing, all of which could have a material adverse effect on our business, financial condition and operating results, and on an investment in our common stock or in our indebtedness.

We may be unable to acquire additional spectrum in the future at a reasonable cost or at all.

Because we primarily offer predominately unlimited calling and data services for a flat rate, our customers tend, on average, to use our services more than the customers of other wireless broadband mobile carriers. We believe that the average minutes of use and data usage of our customers may continue to rise. We anticipate we will need to acquire additional spectrum in order to continue our customer growth, maintain our quality of service, meet increasing customer demands or to allow the deployment of new technologies. There is no assurance that additional spectrum will be made available by Congress or the FCC, through auction or otherwise, on a timely basis, on terms and conditions or under service rules that we consider to be suitable for our commercial uses, or be compatible with existing spectrum, or that we will be able to acquire additional spectrum from the FCC or from third parties at a reasonable cost or at all. Furthermore, the continued aggregation of spectrum by the largest nationwide carriers who, in the past, generally have been disinclined to divest spectrum in secondary market transactions, may reduce our ability to acquire spectrum from other carriers. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements, limited renewal rights, clearing obligations, or open access requirements that may make it less attractive to, or less economical for, us to acquire such spectrum. Further, the FCC may refuse to recognize an acquisition and transfer of spectrum licenses from others or our investments in other license holders. If additional spectrum is unavailable on reasonable terms and conditions when needed, unavailable at a reasonable cost, or unavailable without conditions that impose significant costs or restrictions on us, we may not be able to continue to increase our customer base, meet the requirements of our customers' usage of our services or to offer new services and as a result we could lose customers or revenues, which could have a material adverse effect on our business, financial condition, and operating results. Finally, Congress recently enacted legislation that prohibits the FCC from limiting participation in auctions unless it does so through a general rulemaking. This provision may circumscribe the FCC's ability to limit eligibility on an auction by auction basis. If the FCC does not adopt a rulemaking limiting eligibility for the auction of new spectrum, we may have difficulty acquiring such spectrum for prices we can afford, or at all.

Further, if we participate in a future FCC auction for additional spectrum, the FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction. These anti-collusion rules may restrict the normal conduct of our business and/or disclosures relating to an FCC auction, which historically have lasted between three to six months or more. These restrictions could have an adverse effect on our business, financial condition and operating results.

We may undertake mergers, acquisitions or strategic transactions that could result in operating difficulties, dilution and distraction from our business.

We may in the future expand our business, the markets in which we operate or the services provided, through the acquisition of selected spectrum or operating markets from other telecommunication service providers, the acquisition of additional spectrum from FCC auctions or auctions in other countries or from third parties, the acquisition of other telecommunication service providers or through business combinations or other strategic transactions. Any such transactions can entail risk, may not be consummated, may require a disproportionate amount of our management and financial resources, may require us to sell additional equity or debt, may divert management's attention, and may create various operating difficulties and expenditures, among which may include:

•
uncertain revenues and expenses, including difficulty in achieving projected synergies, with the result that we may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that we expect;

•
difficulty integrating the acquired business, technologies, services, spectrum, products, operations and personnel of the acquired businesses while maintaining uniform standards, controls, policies and procedures;

•	difficulty converting customers to or retaining customers with our network, services, customer care and billing platforms;

•	disruption of ongoing business;

•	impact on our cash and available credit lines for use in financing future growth and working capital needs;

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

•	loss of or inability to attract and retain key personnel;

•	delayed implementation of services, products and technology pending any regulatory approval of such transaction;

•	impairment of relationships with employees, customers or vendors;

•	difficulties in consolidating and preparing our financial statements due to poor accounting records, weak financial controls and, in some cases, procedures at acquired entities not based on U.S. GAAP;

•	changes to our business, our distribution strategies, our business model or our service plans;

•	inability to predict or anticipate market developments and capital commitments relating to the transaction; and

•	with respect to any spectrum acquisition in a foreign country, difficulties and expenditures associated with operating in a foreign jurisdiction.

The anticipated benefit to us of any strategic transaction, acquisition or merger may never materialize or may materialize more slowly than anticipated. Future investments, acquisitions, dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the reduction in our cash reserves, the incurrence of additional debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could have an adverse effect on our business, financial condition and operating results.

Additionally, our expected growth and any acquisitions or business combinations will also require stringent control of costs, diligent management of our network infrastructure and our growth, increased capital requirements, increased costs associated with marketing activities, the attraction and retention of qualified management, technical and sales personnel, the training and management of new personnel, and the design and implementation of financial and management controls. Our growth will, and any acquisitions or business combinations may, challenge the capacity and abilities of existing employees and future employees at all levels of our business and the controls and systems we have implemented. Failure to successfully manage our growth and development or any acquisitions or business combinations could increase our costs and adversely affect our level of service, which could have a material adverse effect on our business, financial condition and operating results.

Our business strategy may not succeed in the long term.

Our business strategy historically has been to offer predominately unlimited wireless broadband mobile services predominately on a paid-in-advance basis for flat monthly rates without requiring a long-term service contract or a credit check. While we anticipate we will continue our strategy for the future, our service plans may not continue to meet our customers' or potential customers' needs or demands, competitive offers could prove to be unprofitable in the long term, or could prove to be unsuccessful in the long term. A number of other wireless broadband mobile carriers, resellers and MVNOs are offering, and in the future may offer, services plans similar to, or competitive with, our service plans with more extensive geographic coverage than ours, better brand awareness, lower prices, more features, greater speeds, more handset or device selections, greater or different distribution channels, and other differentiating features. If our business strategy is unsuccessful, we may be forced to alter our product and service offerings, distribution strategies, operating methods and processes, cost structure and geographic focus, which could lead to lower revenues, higher expenses, lower profitability, and other adverse financial or operational consequences, all of which may have a material adverse effect on our business, financial condition and operating results.

We plan for a certain amount of and type of usage from our customers and a certain mix of customers on our service plans. If we have a disproportionate number of our customers on our lower priced service plans, if our customers do not purchase our service plans in the mix we anticipate, if we lower our prices to remain competitive, or if our customers use more services, such as data, roaming, domestic or international long distance, that we provide or purchase from third parties than we anticipate, it could result in lower revenues, higher expenses, lower profitability, and other adverse financial or operational consequences, which could have a material adverse effect on our business, financial condition, or operating results.

From time to time, we evaluate our products, service offerings and the demands of our target customers and may, as a result, amend, change, discontinue or adjust our products and service offerings or initiate or offer new permanent, trial or promotional product or service offerings. These new or changed product and service offerings may not meet customer demands, competitive offers, or may not succeed in the long term, or may not be as profitable as our current offerings. These new or changed product and service offerings may result in reduced revenues, increased expenses, lower profitability, and other adverse financial or operational consequences, which could have a material adverse effect on our business, financial condition and operating results.

Our tax inclusive plans make us susceptible to increases in taxes and regulatory fees.

We offer service plans that include applicable taxes and regulatory fees for a flat fee and, as a result, we assume the risk of any change in taxes and regulatory fees. The government and regulatory agencies may increase the taxes and regulatory fees applicable or payable on our services and we may be at a greater risk from such increases because of budget shortfalls and regulatory policies. We do not have any control over changes in tax rates, laws, regulations or rulings, or federal and state tax assessments. If the government or regulatory agencies increase the taxes or regulatory fees that are attributable to our services, or change the services on which such taxes or regulatory fees are to be paid, or change the methodology used to attribute revenues in a broadband service plan to its various constituent services, it could increase our costs and negatively impact the profitability of our services. In addition, if we attempted to pass through such increased taxes and regulatory fees to our customers, we could experience increased churn, decreased revenues, or fewer customer additions. If we experience lower profitability, lower margins, increased churn, decreased revenues or lower sales, it could have a material adverse effect on our business, financial condition and operating results.

A failure to meet the demands of our customers could adversely affect our business, financial condition and operating results.

Customer demand for our products and services are impacted by numerous factors including, but not limited to:

•	the different types of products and services offered and the prices and range of service plans and products;

•	service content, features, data speeds, technology, coverage, compatible handset options, distribution, service areas, network operability and quality;

•	customer perceptions;

•	competitive offers; and

•	customer care levels.

Managing these factors and customers' expectations of these factors is essential in attracting and retaining customers. We continually incur capital expenditures and operating expenses in order to improve and enhance our products and services to remain competitive and to keep up with our customer demand, which include capital expenditures and expenses to expand the capacity and coverage of our network, to replace or migrate to new technology platforms, vendors or services, to enhance or upgrade our networks, including capital expenditures and expenses to upgrade to future generation technologies, to purchase additional spectrum and necessary infrastructure equipment, to implement new or different services, service plans, handsets and related accessories to meet customer needs, and to secure the necessary governmental approvals and renewals of our licenses necessary for our operations. Delays or failure to improve and enhance our products and services and expand the capacity of and upgrade our network to remain competitive and to keep up with our customer demand, could limit our ability to meet our customer demands or customer expectations. Further, even if we improve and enhance our products and services and expand the capacity of and upgrade our network, there can be no assurance that our existing customers will not switch to another wireless provider or that we will be able to attract new customers. If we are unable to meet our customer demands or customer expectations, including providing customers with a reliable and compatible network and devices, or manage our sales, distribution, advertising, customer support, billing and collection, we may have difficulty attracting and retaining customers, which could increase our churn and operating costs, lower customer additions, and decrease our revenue, all of which could have a material adverse effect on our business, financial condition and operating results.

Similarly, if our vendors deliver new products and services that do not work or work as anticipated, fail to meet customer expectations, or fail to operate properly, we may not receive revenue on our investment in such new products and services. For example, if a 4G LTE handset is lacking in certain features that our customers expect or the handset does not have the battery life or operating system our customers demand, our existing and potential customers may not purchase the handsets. Further, we presently provide limited subsidies for handsets to our customers, so the price of the handset may also reduce the demand for the handsets and we will incur an expense equal to the difference between the price we pay for the handset and the price we receive from the customer. This could have a material adverse effect on our business, financial condition and operating results.

We may not be successful in continuing to grow our customer base.

Our business plan assumes continued growth in our customer base. Our ability to grow our customer base and achieve the customer penetration levels that we currently believe are possible with our business model in our markets is subject to a number of risks, all of which we do not control, including:

•	customer demand for our products and services and our inability to meet those customer expectations and demands;

•
our ability, or our supplier's ability, to obtain or offer and provide products or services which our current or prospective customers demand, want, expect or need, or for prices that they are willing to pay;

•	increased competition from existing competitors or new competitors;

•	our ability to differentiate our products and services from the products and services offered by our competitors;

•	higher than anticipated churn in our markets or lower than anticipated gross adds in our markets;

•	our ability to increase our network capacity, or maintain network reliability, in areas we currently serve to keep up with and meet increasing customer demand;

•	our ability to upgrade our network in the future to provide services that our customers wants or demand;

•	our ability to offer competitive data services;

•	limitations in our customer service, billing and other systems;

•	our ability to manage inventory and adequately forecast our inventory needs, such as handset quantity, quality and type;

•	our ability to provide service in areas or provided applications or content demanded by our current and prospective customers;

•	our ability to attract and retain indirect agents and dealers for our products and services;

•
our ability to increase the relevant coverage areas in our existing markets, to expand our roaming arrangements to areas that are important to our customers or to allow us to offer services at rates which are attractive to our current and prospective customers;

•	our ability to maintain our desired average revenue per user (ARPU);

•	our ability to achieve projected penetration rates in the various metropolitan areas due to market saturation or competition;

•	our ability to reach suitable roaming agreements or reasonable roaming rates with desired roaming partners;

•	our ability to manage the rate of voice minutes and data usage;

•
unfavorable United States economic conditions, which may have a disproportionately negative impact on certain portions of our customer base including an impact on their ability to buy new handsets or pay for our services;

•	changes in the demographics of our markets; and

•	adverse changes in the legislative and regulatory environment that may limit our ability to differentiate our services or grow our customer base.

If we are unable to grow our customer base at the levels we project, or achieve the aggregate levels of customer penetration that we currently believe are possible with our business model, it could limit our ability to achieve additional economies of scale, and to repay our indebtedness, which could have a material adverse impact on our business, financial condition and operating results.

Our business is seasonal and our operating results for future periods will be affected negatively if we fail to have strong customer growth in the first and fourth quarters.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect the net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions. However, sales activity and churn can be strongly affected by the launch of new and surrounding metropolitan areas, by the introduction of new price plans, by promotional activity, by competition in the industry, and by existing economic conditions, all of which can reduce or outweigh certain seasonal effects. If we fail to meet our expectations for customer additions in the first or fourth quarter, it could have a material adverse impact on our business, financial condition and operating results for future periods.

Failing to manage our churn rate or experiencing a higher rate of customer turnover than we have forecasted could adversely affect our business, financial condition and operating results.

Our customers do not have long-term contracts and can discontinue their service at any time without penalty or advance notice to us. Our rate of customer churn can be affected by a number of factors, including, but not limited to, the following:

•
network issues, including network coverage, network reliability, technology upgrades, data speeds, network capacity, network technology, network responsiveness, network congestion and network availability;

•	poor call quality, lack of in-building coverage and dropped and blocked calls;

•	limitations in our customer service, billing and other systems;

•	geographic coverage, including roaming coverage, for all our services, including 4G LTE, at affordable rates, which has historically been less extensive than our competitors;

•
affordability and unfavorable United States economic conditions, which may have a disproportionately negative impact on certain portions of our customer base including an impact on their ability to buy new handsets or pay for our services;

•	supplier or vendor failures;

•	customer perceptions of, demand for, and our prices for, our products, services, content, applications and offerings;

•	customer care concerns, including reliance on automated customer service solutions that do not provide customers with the personal attention they desire;

•	our ability to differentiate our products and services from our competitors;

•
our ability to offer products including smartphones, tablets, connected devices, services, content, applications and data services, with features, applications, content, and operating systems, that our customers expect, want or demand;

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

We cannot assure you that our churn will be consistent with the levels we have achieved historically or that our strategies to address customer churn will be successful. In addition, we may not be able to profitably replace customers who leave our service or replace them at all. If we experience a churn rate higher than we expect, or fail to replace lost customers, we could experience reduced revenues and increased marketing costs to attract replacement customers, which could reduce our profit margin and profitability, and could reduce the cash available to construct and operate new metropolitan areas, to expand coverage and capacity in existing metropolitan areas, or to upgrade our networks to new technologies, all of which could have a material adverse effect on our business, financial condition and operating results.

We may not successfully manage our handset inventories to meet the demands of our customers.

Our marketing and purchasing personnel are required to coordinate their activities to ensure that our distribution channels have adequate sales stock of handsets and other ancillary products to support our sales and marketing initiatives. Management of inventory balances requires accurate forecasting of customer growth and demand. We from time to time enter into purchase commitments related to the supply of our handsets based on such forecasting, historical purchasing trends and current customer demands and expectations. If we fail to predict and maintain an adequate sales stock of the appropriate model and type of handsets to meet the demands and preferences of our customers and to support our sales and marketing initiatives, we could have excess customer demand for handsets with only a limited supply or an excess supply of handsets for which we have limited or no demand. Additionally, if we misjudge consumer preferences or demands or future sales do not reach forecasted levels, we could have excess inventory that could not be sold easily. Further, if we do not have the handsets our customers want, we could fail to meet our customer's demands, resulting in lost sales opportunities. Any failure to manage and control our supply inventories, including our purchase commitments, could lead to lower growth, decreased revenues, increased churn, decreased profitability, and could result in significant write-offs of inventory, inventory sold at prices lower than expected, any of which could have a material adverse effect on our business, financial condition, and operating results.

We may not be able to respond to the rapid technological changes occurring in the wireless industry.

The wireless telecommunications industry has been, and we believe will continue to be, characterized by significant and rapid technological change, including the rapid development and introduction of new technologies, products, and services, such as voice-over Internet protocol, or VoIP, push-to-talk services, location-based services, such as global positioning satellite, or GPS, mapping technology, social networking services, and high speed data services, including streaming audio, streaming video, mobile gaming, mobile banking, music and file downloads, advertisement paid services, video conferencing and other applications. In order to be successful, we must anticipate these trends and develop new products, services, applications and content in a timely manner. We cannot give any assurance that we will be able to do so. Further, these technological advances, evolving industry standards, ongoing improvements in the capacity and the quality of digital technology, such as the implementation and development of 3G technology, wideband technologies such as WiFi which do not rely on FCC-licensed spectrum, the development of 4G technology, such as 4G LTE or WiMax, and the development of data and broadband capabilities, could cause the technology used by us on our wireless broadband mobile network to become less competitive or obsolete. This technology is driven by the prevalence of electronic mail, web applications, content (including streaming audio and video) and non-voice communications, which may reduce the demand for some of our products and services. Additionally, VoIP is an emerging technological trend that could result in a decrease in demand for switched telephone services, such as those we currently provide. The resulting technological development of WiFi or WiMax enabled handsets permitting customers to communicate using voice and data services with their handset using this VoIP technology in any area equipped with a wireless Internet connection, or hot spots, could potentially allow more carriers to offer larger bundles of minutes, or unlimited services, while retaining low prices and the ability to offer attractive roaming rates. The number of hot spots in the U.S. is growing rapidly, with some major cities and urban areas approaching universal coverage. Further, the development of new equipment, such as femtocells, could allow our competitors to offer increased usage without increased cost thus reducing our cost advantage. As a result, competitors using more traditional and commercially proven technological advances to provide service or using more efficient, less expensive technologies (including those not yet developed), may have a competitive advantage over us by retaining and increasing their customer base, realizing certain economies of scale, and receiving greater support from equipment and other manufacturers. As the CDMA infrastructure of our network becomes less popular or obsolete, the cost of compatible equipment and technology may also increase and we may also be subject to significant write-offs or changes in estimated useful life and we may have difficulty securing upgrades and improvements in such equipment when needed.

Our continued success will depend, in part, on our ability to anticipate or adapt to these and future technological changes and to offer, on a timely basis, products, services, applications and content that meet our customer demands. For us to keep pace with these technological changes and remain competitive, we may continue to make significant capital expenditures in our networks, acquire additional spectrum, and design and offer new products, services, applications and content. Customer acceptance of the products, applications, content, and services that we offer will continually be affected by technology-based differences in our product and service offerings and those offered by our competitors. We cannot assure you that we will obtain access to new technology on a timely basis, on satisfactory terms, or on our spectrum, or that we will have adequate spectrum, or be able to acquire additional spectrum, or able to add capacity to our networks, to offer new services or implement new technologies. If we do not offer these applications, content, or services, we may have difficulty attracting and retaining customers. Further, we cannot predict the effect of technological changes on our business. We also cannot be certain that the choices we make regarding technology and new service offerings will prove to be successful in the marketplace or will achieve their intended results. All of these factors could lead to decreased growth, decreased revenues, increased churn, and decreased profitability, all of which could have a material adverse effect on our business, financial condition and operating results.

We are dependent on certain network technology improvements, which may not occur or may be materially delayed.

Most national wireless broadband mobile carriers have greater spectrum capacity than we do that can be used to support 3G and 4G services. These national wireless broadband mobile carriers currently are investing substantial capital to deploy the necessary equipment to deliver 3G or 4G enhanced services, and have invested in additional spectrum to deliver 4G LTE services. The national wireless broadband mobile carriers in many instances on average have more spectrum in each of the metropolitan areas in which we operate, or plan to operate, which may increase further if the recently announced acquisition by one of the largest national wireless broadband mobile carrier of an additional 20 MHz of spectrum in most major metropolitan areas is approved by the FCC and is consummated, and may have spectrum with better propagation characteristics than our spectrum. We have deployed and are selling 4G LTE services in all of our major metropolitan areas, but because of the limited amount of spectrum available to us, we have deployed 4G LTE in selected metropolitan areas on 1.4, 3 and 5 MHz channels, which may be smaller channels than our competitors use for offering 4G LTE. Due to our limited spectrum, our networks have limited capacity and continued capacity increases in our metropolitan areas will require engineering solutions, which may not work as anticipated, or which may take longer to deploy than anticipated. As a result, we are dependent on technology improvements to continue to grow and service the demands of our customers. We currently are dependent on a limited number of infrastructure and equipment providers to assist us in the development and deployment of our 4G LTE network and to manufacture equipment for use on our network.

Our limited spectrum may require us to lease more cell sites to provide equivalent service, spend greater capital compared to our competitors, deploy more expensive network equipment, such as six-sector antennas, make more extensive use of DAS systems, deploy equipment sooner, redeploy spectrum from 4G LTE to CDMA or EVDO, require us to be more reliant on traffic management tools and solutions, or make us more dependent on technological development, than our competitors. There can be no assurance that we can lease adequate tower sites or additional spectrum, have access to DAS systems, or that our suppliers will undertake the necessary and timely technological developments. Moreover, our 4G LTE technology may not perform as expected or deliver the quality and types of services or performance we expect. Further, as a result of increased use of our CDMA networks, we may be required to reduce the amount of spectrum used for 4G LTE in order to increase the capacity of our existing CDMA networks. Further, we may be required to deploy solutions that we may need to replace in our network prior to being able to fully depreciate such solutions, which could require us to take write-offs. We cannot assure you that necessary quantities of equipment and compatible devices will be available on commercially reasonable terms, or at all, or will operate on our network or will provide the customer with the quality and quantity of features desired, nor that when delivered such equipment and devices will be at cost-effective prices.

If the anticipated 4G LTE technology improvements are not achieved, or are not achieved in the projected timeframes, or at the costs we anticipate or can afford, or are not developed by our existing suppliers, we may not have adequate spectrum in certain metropolitan areas, which may limit our ability to increase our customer base, may inhibit our ability to achieve additional economies of scale, may limit our ability to offer certain products and services offered by our competitors, may require us to spend considerably more capital and incur more operating expenses than our competitors with more spectrum, and may force us to purchase additional spectrum at a potentially material cost. If our network infrastructure vendors do not supply such improvements, or materially delay the delivery of such improvements, and other network equipment manufacturers are able to develop such technology, we may be at a material competitive disadvantage to our competitors and we may have higher costs or be required to change network infrastructure vendors, which would result in lost time and expense. Further, our 4G LTE expansion may result in the degradation of our existing services. There can be no assurance that our 4G LTE services will meet customer expectations, provide wireless broadband mobile data service on a profitable basis, that we will be able to enter into roaming arrangements for 3G/4G services on economical terms or at all, or that vendors will develop and make available to companies of our size popular applications and handsets with features, functionality and pricing desired by customers. These risks could reduce our customer growth, increase our costs of providing services and increase our churn, which could have a material adverse effect on our business, financial condition and operating results.

We also are planning to utilize Voice over Long Term Evolution, or VoLTE, technology to improve efficiency in the integration of voice and data services over our LTE networks, but we are dependent upon equipment manufacturers to develop and deploy this advanced voice technology on a timely cost-effective basis.

The success of our business is dependent on the development of products compatible with the services deployed by us.

We do not develop or manufacture any products and are dependent on the development of products, content, applications and services by third parties for the services and technology we have deployed and provide on our spectrum. Two of our national wireless broadband mobile competitors acquired a significant portion of the 700 MHz spectrum auctioned by the FCC. We hold a 700 MHz license which is in a different spectrum block than the 700 MHz licenses being developed by the two largest national wireless broadband mobile competitors, which presents certain risks because some equipment manufacturers are focusing their 700 MHz equipment development efforts on the channel blocks held by and/or being developed by the major carriers, and the 700 MHz equipment made by these manufacturers may not be cross-compatible for use on the 700 MHz channel block we hold. As a result, we may be unable to use, or may be materially delayed in using, our 700 MHz spectrum. And, we may have higher costs for devices and equipment for our 700 MHz spectrum and the prospects for both inbound and outbound roaming may be limited on 700 MHz spectrum. Further, we are deploying 4G LTE on PCS and AWS spectrum so unless our customer's handsets are capable of using the 700 MHz spectrum on which our competitors are deploying 4G LTE, our customers will not be able to roam on our competitors' networks for 4G LTE services assuming we are successful in obtaining roaming arrangements with such competitors.

We have elected to deploy 4G LTE on our AWS and PCS spectrum. Several of our competitors have publicly indicated that they plan to deploy, and at least one has deployed, 4G LTE on 700 MHz spectrum. There can be no assurance that other licensees, including the national wireless broadband mobile carriers, will not delay or ultimately not deploy 4G LTE on AWS and PCS spectrum. If other wireless broadband mobile licensees, including the large national wireless broadband mobile carriers, do not deploy 4G LTE on AWS and PCS, we may have to pay higher prices for the products that we sell to our customers due to the limited number of users, we may not have products available to us at all, or such products may be limited in nature and not have the features and functions our customers expect or demand, and our customers may have limited roaming. In addition, such limitation could result in less technological development on network equipment that we use to offer 4G LTE services, delays in any available technological developments and we could be forced to pay higher prices for any such technological development. In addition, we are dependent on the national wireless broadband carriers continuing to deploy handsets and handset operating systems to which we have access. If the national wireless broadband carriers choose to deploy proprietary handsets or proprietary handset operating systems in lieu of, or substantially in lieu of, handsets and handset operating systems to which we have access, we could experience higher prices for handsets and development of applications for the handsets and handset operating systems we deploy may lag the development on other handsets and handset operating systems. Further any handsets and handset operating systems that we deploy may lag behind the development of other handsets and handset operating systems with which we compete, or may not be developed at all. If we are unable to secure the necessary products at prices which will allow us to be competitive with other carriers of 4G LTE services, we may not be able to meet our customer expectations, demands, or needs, which could have a material adverse effect on our business, financial condition, or operating results.

We may be unable to provide 4G LTE roaming.

We do not anticipate being able initially, and may not in the future be able, to provide 4G LTE roaming service to our customers to allow them to have 4G LTE service outside our existing service areas. Since at this time a limited number of carriers have publicly announced that they are planning to deploy 4G LTE in the near future, the number of potential roaming partners for 4G LTE will be extremely limited and certain carriers are currently deploying, and other carriers may deploy, 4G LTE on spectrum that is different than the spectrum on which we are deploying 4G LTE. Other carriers have in the past, and may in the future, be reluctant to provide data roaming to us at all or on terms we consider to be acceptable. In addition, some of the carriers who currently provide roaming to us may be delayed in deploying, decide not to deploy, or be unable to deploy 4G LTE, which would limit our ability to provide 4G LTE services to our customers when they roam. Further, since 4G LTE is relatively new and carriers may attempt to differentiate their services using 4G LTE, carriers may be reluctant to allow roaming at all or at prices that would make roaming cost effective for our customers. If our customers or potential customers demand 4G LTE services on a nationwide basis or our competitors offer 4G services on a nationwide basis, we may be unable to meet customer expectations or demands and we may attract less than the anticipated number of 4G LTE customers or we may experience higher than anticipated levels of churn. If we do not attract the number of 4G LTE customers we anticipate, it could have a material adverse effect on our business, financials and results of operations.

We are increasingly focused on providing nationwide service, but we may be unable to obtain the roaming and other services we need from other carriers at rates that allow us to provide such nationwide service and still remain competitive.

The market for our services increasingly requires that we provide nationwide coverage for such services. Many of our competitors have, or have access to, national networks with substantially larger footprints than we have covering substantially all of the United States population as well as international roaming arrangements, all of which enable them to offer automatic roaming, long distance telephone and 3G and, in the future, 4G LTE services to their customers at a lower cost than we can offer. This also allows our competitors to sustain unlimited flat-rate local, and nationwide roaming plans on their existing networks over a larger area than we can sustain on an economic basis. We provide a significant portion of our nationwide services utilizing roaming agreements with other third party carriers, which allows our customers to roam on those carriers' networks to provide voice (and some data) services to areas outside our service areas and to improve coverage within select areas of our footprint. We have entered into agreements with other third party carriers who provide such roaming services to us and who carry long distance calls made by our customers. These roaming agreements, however, do not cover all geographic areas where our customers may seek service when they travel, and they generally cover voice but may not cover data services or other advanced service features. These agreements are subject to renewal and termination rights, and if such agreements are terminated or not renewed, or the rates charged to us increase substantially, we may be required to pay significant amounts of money for roaming service and we may be unable to provide nationwide coverage to our customers on a cost-effective basis. Additionally, our aggregate roaming costs are highly susceptible to the geographic roaming patterns and usage patterns of our customers. Since our unlimited nationwide service plans do not include any incremental roaming charges, we absorb these costs such that as we add customers our roaming expenses will increase. As customers increase their roaming in amount or frequency our consolidated financial results could be negatively impacted.

If we are unable to meet our customers' expectations for nationwide coverage for the services they want, it could reduce the number of new customers we add to our services and may increase our churn. We also may be unable to provide roaming for certain services, such as 4G LTE data, at all or the rates may not be acceptable to our customers. If our customers demand roaming services, such as 4G LTE roaming, and we are unable to provide such roaming at all or at cost effective rates, we could have increased churn, decreased growth, and lower revenue and profits. Further, if the rates we pay for roaming increase, it could reduce the profits we make on our services, or require us to cease providing such services on an unlimited basis. A termination of existing roaming agreements or a significant increase in the prices we pay for roaming could have a material adverse effect on our business, financial condition and operating results.

Further, if the wireless industry continues to consolidate in the future, we may have increased difficulty entering into new roaming agreements with other technically compatible carriers offering comparable quality of service or replacing our existing roaming agreements. In addition, we believe the rates we are charged by certain carriers in some instances are higher than the rates these carriers charge to other roaming partners and resellers that may have large call volumes or certain affiliations. Further, our options for roaming in the future, especially with respect to 4G LTE roaming, may be more limited and the market power of the remaining carriers may increase which may allow them to increase prices or impose other terms which are unfavorable to us.

Business, political, regulatory and economic factors may significantly affect our operations, the manner in which we conduct our business and slow our rate of growth.

In the recent past, the United States economy has deteriorated significantly, unemployment rates have increased and such conditions may continue for the foreseeable future. Our business is being and could be further affected by such economic conditions, including, but not limited to, consumer credit conditions, consumer debt levels, rates of inflation, energy costs, unemployment rates, housing foreclosures, as well as consumer confidence and consumer spending, in the areas in which we operate and these areas may experience greater impact from these factors than other areas of the country or may recover more slowly. In addition, most of our handsets and our infrastructure equipment are purchased from vendors who are located outside of the United States and disruptions in trade with these countries or trade agreements could impact our ability to get the products and services we need to operate our business. These factors are outside of our control. If economic conditions and unemployment rates continue to deteriorate, or remain depressed, our existing and future customer base may be disproportionately and adversely affected due to the generally lower per capita income of our customer base (versus the largest national facility-based wireless broadband mobile carriers) and their inability to pay and increased potential to terminate a portion or all of their services. In addition, a number of our customers work in industries or in areas of the country which may be disproportionately affected by an economic slowdown or recession. More generally, adverse changes in the economy are likely to negatively affect our customers' ability to pay for existing services and to decrease their interest in purchasing new services. These same economic conditions may negatively impact our third-party service providers who experience cash flow problems, liquidity concerns or are unable to obtain or refinance credit such that they may no longer be able to operate. The resulting impact of such economic conditions on our customers, on consumer and discretionary spending and on our product and service providers could have a material adverse effect on demand for our products, services and on our business, financial condition and operating results.

Additionally, there have been significant changes in the political climate and in the composition of the FCC as a result of the outcome of recent state elections and the last Presidential election in the United States. Several actions indicate that the FCC will be proactive in and may increase the regulation of wireless services, and we cannot predict with any certainty the nature and extent of the changes in federal, state and local laws, regulations and policy we will face, or the effect of such elections on any pending legislation. For example, changes in the political climate could affect the extent to which further consolidation of wireless carriers will be approved by the government and such changes could reduce our strategic merger and acquisition options. Further, regulatory requirements, such as open network access, could impose costs on us or limit our ability to provide our services in a cost effective or profitable way. Any changes in regulation, new policy initiatives, increased taxes or any other changes in state or federal law may have an adverse effect on our business, financial condition and operating results.

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

We cannot assure you that any patent, trademark or service mark application, whether pending or future, will be granted or that any existing patent, trademark or service mark will not be infringed, challenged or invalidated or that any such registration will adequately protect our brand, products or image. If any of our intellectual property rights are infringed, challenged or invalidated, the costs associated with the protection and attempted enforcement of our rights and the potential loss of such rights could have a material adverse effect on our business, financial condition and operating results.

We and our suppliers may be subject to claims of infringement and product liability.

The technologies used in the telecommunications industry are subject to a wide array of patents and other intellectual property rights. We also are increasingly providing operating systems, applications and content to our customers that may be subject to patent, trademark, copyright and other intellectual property rights. As a result, third parties may assert infringement and misappropriation claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services we or they use or provide, the products, services, operating systems, applications and content we provide, or the specific operation of our wireless networks or service. We or our suppliers may be subject to infringement or misappropriation claims that, if successful, could preclude our ability to use or sell such product, service, application, content or network feature, preclude the supplier from supplying us with the products, software, applications, content and services we require to run our business or offer our product, service, application, content, require the supplier to change the products, software, applications, content and services they provide to us in a way which could have a material adverse effect on us, or cause the supplier to increase the charges for their products, software, applications, content and services to us. We also cannot guarantee that we will be fully protected against all losses associated with an infringement or misappropriation claim involving our manufacturers, licensors and suppliers who provide us with the equipment, software, applications, content, and technology that we use in our business. In addition, our suppliers may refuse to, or may be unable to, pay any damages or honor their defense and indemnification obligations to us, which may result in us having to bear such losses. We may also have to buy equipment, products, software, applications, content and services from other third party suppliers or pay royalties to the holders of intellectual property rights.

Moreover, we may be subject to claims that products, software, applications, content and services provided by different vendors, which we combine with products, software, applications, content or with services provided by other vendors or with our own products, software, applications, content and services in order to offer products, software, applications, content and services to our customers, are infringing on or misappropriating the rights of others, and we may not have any indemnification protection from our vendors for these claims. Further, we have been, and in the future may be, subject to claims that certain business processes we use, product, service, application, content we provide, software, applications or content we license, or product, service, application, content we create may infringe on or misappropriate the rights of third parties, and we may have no indemnification rights from any of our vendors or suppliers. Whether or not an infringement or misappropriation claim is valid or successful, it could adversely affect our business by diverting management's attention, involve us in costly and time-consuming litigation, require us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), require us to pay royalties for prior periods, require us or our suppliers to redesign our or their business operations, processes, systems, software, applications, services or products to avoid claims of infringement or misappropriation, preclude our ability to offer certain products, software, applications, content, and services at all, or require us to purchase products, software, applications, content, and services from different vendors or not sell certain products, software, applications, content, or services. If a claim is found to be valid or if we or our suppliers cannot successfully negotiate a required royalty or license agreement, we could be forced to pay substantial damages, including potentially treble damages, and we could be subject to an injunction that could disrupt our business, prevent us from offering some or all of our products, content, software, applications or services and cause us to incur losses of customers or revenues, any or all of which could be material and could materially adversely affect our business, financial condition and operating results.

We do not manufacture or develop the products sold by us and generally rely upon our suppliers to provide us with products that meet all regulatory and safety requirements. We could be held liable along with the manufacturers of the products for any harm caused by products we sell if such products are later found to have design or manufacturing defects. For example, there have been claims made, and lawsuits filed that allege, that the rechargeable batteries in handsets may explode or catch on fire, including ones filed naming us as a party. Our agreements with our manufacturers, suppliers and vendors providing us with such products contain indemnification agreements to protect us from direct losses associated with product liability, but we cannot guarantee that the manufacturers, suppliers and vendors will honor the indemnification upon an assertion of a claim, that we will be able to enforce the indemnification, or that we will be fully protected against all losses associated with the product found to be defective. Any claim could result in losses, divert management's attention, or otherwise disrupt our business which could result in a material adverse effect on our business, financial condition or operating results.

We currently have an exclusive arrangement with our billing services vendor.

A single billing provider, subject to certain exclusions, is our exclusive vendor for billing services in North America. If this provider does not perform its obligations under the agreement, or ceases to continue to develop, or substantially delays development of, new features or billing services, or ceases to support its existing billing systems, we may be unable to secure alternative billing services from another provider or providers in a timely manner, for a reasonable cost or otherwise, which could cause us, among other things, not to be able to bill our customers, provide customer care, grow our business, report financial results, or manage our business and we may have increased churn, all of which could have a material adverse effect on our business, financial condition and operating results.

Substantially all of our network infrastructure equipment on each technology is manufactured or provided by a single network infrastructure vendor.

Substantially all of our broadband PCS and AWS, 1xRTT CDMA network infrastructure equipment is manufactured or provided by a single network infrastructure vendor. We have entered into a non-exclusive agreement with that vendor to provide us with PCS and AWS 1xRTT CDMA system products and services, including without limitation, wireless base stations, switches, power, cable and transmission equipment and services. A substantial portion of the equipment manufactured or provided by this vendor is proprietary, which means that equipment and software from other manufacturers may not work with this vendor's equipment and software, or may require the expenditure of additional capital, which may be material. The communications equipment market has been subject to recent economic turmoil. In addition, we have chosen to purchase our 4G LTE infrastructure from another vendor. As a result, this vendor may not develop new products or services necessary to us or offer the same level of support as it has done in the past.

We also have entered into a non-exclusive agreement to purchase and license most of our 4G LTE system products, licensed materials and services from a single network infrastructure vendor. As 4G LTE is new, complex technology, we cannot assure you that this vendor will be successful in its continuing development efforts. In the event that this vendor fails to deliver or is delayed in delivering the 4G LTE products, software and services we have contracted to purchase from it, we may be delayed in launching additional 4G LTE services or upgrading or enhancing our 4G LTE services.

If any of our CDMA or 4G LTE network infrastructure vendors ceases to develop, substantially delays the development of, new products or ceases to support existing products, equipment and software, or it fails to perform under the agreement, we may be required to spend significant amounts of money to replace such equipment and software, may not be able to offer new products and services, may be delayed in offering additional services, and may not be able to compete effectively in our markets. If any of the foregoing risks occur, it could have a material adverse effect on our business, financial condition and operating results.

We use a single provider for most of our domestic and international long distance services.

We currently use a single provider for most of the domestic and international long distance services that we provide to our customers under a long-term contract. This arrangement requires us to send a significant portion of our domestic and international long distance traffic to the provider for transmission and termination. If the provider experiences service outages or other problems affecting its services, our customers may have difficulty completing domestic and international calls. As all of our service plans include domestic long distance services, any such disruption could have a significant effect on our customers which may cause them to become dissatisfied with our service. In addition, one of our service plans also includes international long distance and a disruption in that service, or the cessation of service to destinations which our customers want to call, could cause our customers to leave our service. As such, if the long distance services we provide do not meet the needs, demands or expectations of our customer, substantial numbers of customers could be dissatisfied or leave our service or we could have difficulty adding new customers, which could result in reduced growth, higher churn, lower revenues and reduced profitability, all of which could have a material adverse effect on our business, financial condition and operating results.

We rely on third parties to provide products, software, applications and services that are integral to our business.

Sophisticated financial, management, information, network management, and billing systems are vital to our business. We currently rely on internal systems and third-party vendors to develop and to provide all of these systems. We have entered into agreements with third-party suppliers to provide products, software, applications, services and content that are integral to our business, such as customer care, product distribution, content development, financial reporting, network management, network infrastructure equipment and services and billing and payment processing. We purchase a substantial portion of the products, software, services and content from only a few major suppliers and we generally rely on one or two key vendors in each area. Some of these agreements may be terminated upon relatively short notice. In addition, our plans for developing and implementing our financial information and billing systems rely to some extent on the design, development and delivery of products, software, applications, and services by third-party vendors. Our right to use these systems is dependent on agreements with third-party vendors and these systems may not perform as anticipated.

If our suppliers terminate their agreements with us, experience disruption or difficulty in raising necessary capital, go bankrupt, or experience interruptions or other problems delivering quality products, software, applications or services to us on a timely basis or at all, it may result in significantly increased prices or cause us to have difficulty providing services to or billing our customers, developing, delivering, and deploying new products (including sufficient volume and types) and services and/or upgrading, maintaining, improving our networks, generating accurate or timely financial reports and information, or providing customer care. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement services on economically attractive terms, or at all. Our reliance on others to provide essential products, software, applications, and services on our behalf also gives us less control over the efficiency, timeliness and quality of these products, software and services. The loss, termination or expiration of these agreements or our inability to renew them at all or on favorable terms or negotiate agreements with other providers at comparable rates could have a material adverse effect on our business, financial condition or operating results.

We rely heavily on indirect distribution channels.

Unlike many of our competitors that rely upon “big box” retailers, company owned stores, direct sales forces, and exclusive partners, our business model utilizes and relies predominately on indirect distribution outlets including a range of exclusive and non-exclusive local, regional and national mass-market dealers and retailers allowing us to reach the largest number of potential customers in our metropolitan areas at a relatively low cost. Approximately 90% of the sales of our handsets and services occur through these indirect distribution channels. Many of our dealers own and operate more than one location, sell wireless broadband mobile services of other providers and may operate in more than one of our metropolitan areas. Because these third party dealers are the primary contact between us and our customers in many instances, including accepting payment for our services on our behalf, they play an important role in our ability to grow our business and in customer retention. With the recent deterioration of the United States economy, employment rates, mortgage foreclosures, and the credit markets, which may continue for the foreseeable future, some of our dealers and vendors have experienced, and may in the future, experience problems and may be unable to continue their operations or secure funds for their continued operations or to grow their operations. Further, due to the present economic conditions, we may be unable to find participants in our local markets that would qualify or be able to open a location to replace closed operations. Moreover, since we rely on such third parties to provide some of our services, any bankruptcy, termination, switch or disruption in service by such third parties or diminution in the number of such third parties could be costly and affect operating efficiencies and our ability to attract and retain customers which could have a material adverse effect on our business, financial condition and operating results.

Additionally, as more of our competitors use third party dealers to market and sell their products and services, competition for dealers is intense and larger competitors are able to offer higher commissions and other benefits. As a result, we may have difficulty attracting and retaining dealers, or getting them to focus on distributing our products and services, and any inability to do so could have an adverse effect on our ability to attract and retain customers, which could have a material adverse effect on our business, financial condition and operating results.

We and our indirect dealers face direct competition with some of our other indirect distribution agents and dealers.

Many of our indirect distribution outlets, primarily local dealers, are not our exclusive dealers, meaning that these dealers may sell other third party products, applications, content and services in direct competition with us and other indirect dealers in the same location. Additionally, we strive to ensure that our customers have access to a wide variety of products and services within their geographic area, which means some of our dealers may be located within close proximity to one another and compete for the same customer base. As a result of the direct competition we encounter in some of our dealer locations and the potential for competition among our local dealers, we may experience reduced sales in certain geographic areas, which could have a material adverse effect on our business, financial condition and operating results.

Our agreements with our indirect distribution agents may be terminated on relatively short notice.

Our agreements with our third party indirect distribution agents to market and sell our products and services can be terminated by us or by such indirect distribution agents on relatively short notice. Our competitors are focused on increasing their distribution, and the relatively short termination period may allow our competitors to switch our indirect distribution agents to their products and services. In addition, if the economy deteriorates or does not further improve, some of these indirect distribution agents may cease to operate. If we lose our indirect distribution, we may have difficulty finding new companies to distribute our products and services, or we may be forced to increase the amount of payments we make to our indirect distribution agents. If any of these occur, it could have a material adverse effect on our business, financial condition and operational results.

We utilize a limited number of cell site and DAS providers.

We currently use, and plan to continue to use, DAS systems in lieu of traditional cell sites to provide service to certain critical portions of certain metropolitan areas. In order to construct DAS systems, the DAS provider will be required to obtain necessary authority from the relevant state and local regulatory authorities and to secure certain agreements, such as right of way agreements, in order to construct or operate the DAS systems. To the extent that the costs or rates of obtaining such DAS services increases, our future operating costs could increase. In addition, the DAS system provider may be required to construct a transport network as part of their construction of the DAS systems. These DAS systems may be leased and/or licensed from third party suppliers. We utilize a limited number of DAS system providers. Some of the DAS system providers we are using have not previously constructed or been authorized to construct DAS systems in certain of the areas we plan to build DAS systems so there may be unforeseen obstacles and delays in constructing the DAS systems in those areas. DAS systems also pose particular compliance challenges with regard to any regulatory requirements that may be adopted by the FCC, such as back-up power requirements, and may be susceptible to certain weather conditions, such as flooding or power outages. If any of these risks occur, it could have a material adverse effect on our ability to comply with applicable laws, could require us to spend significant amounts of additional capital, could delay or affect our ability to offer our services, and could have a material adverse effect on our business, financial condition and operating results.

If our master agreement with one of our cell site or DAS providers were to terminate, or if the cell site or DAS system providers were to experience severe financial difficulties or file for bankruptcy, or if one of these cell site or DAS system providers were unable to support our use of its cell sites or DAS systems, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases and DAS systems with a limited number of cell site and DAS system providers could adversely affect our business, financial condition and operating results if we are unable to renew our expiring leases or DAS system agreements with these companies either on terms comparable to those we have today or at all. In addition, the tower and DAS industry has continued to consolidate. If any of the companies from which we lease towers or DAS systems were to consolidate with other cell site or DAS systems companies, they may be unable to honor obligations to us or have the ability to raise prices, which could materially affect our profitability. If a material number of cell sites or DAS systems were no longer available for our use, it could have a material adverse effect on our business, financial condition and operating results.

Future regulatory changes may also affect our ability to enter into new or maintain existing roaming agreements on competitive terms.

Our ability to replicate other carriers' roaming service offerings at rates that will make us, or allow us to be, competitive is uncertain at this time. The FCC has clarified that broadband commercial mobile radio service, or CMRS, providers must offer automatic roaming for voice and short message service, or SMS, service both in and out of a requesting carrier's market, on just, reasonable and non-discriminatory terms, but found that a CMRS provider is not required to offer roaming services if the request is not reasonable. Carriers frequently disagree on what constitutes reasonable terms and conditions. The FCC will presume in the first instance that a request for automatic voice and SMS roaming is reasonable if the requesting carrier provides technologically compatible services. However, in finally assessing whether a roaming request is reasonable, the FCC will consider the request based on a totality of the circumstances and may use a number of factors, including the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available. The FCC also has extended roaming rights to roaming services that are classified as information services (such as high-speed wireless Internet access services), and for roaming services that are not classified as CMRS (such as non-interconnected services). This decision has been appealed by one of the nationwide carriers on the ground that the FCC does not have the authority to mandate data roaming, and the timing and outcome of the appeal cannot be predicted with certainty. The FCC has not classified these services as common carrier services. However, the FCC has required carriers to provide roaming services that are classified as information services on commercially reasonable terms and conditions, including price, but such services are not required to be offered on a non-discriminatory basis. The FCC has established a complaint mechanism, which may include arbitration, to resolve roaming related disputes. The wireless broadband mobile wireless industry has continued to experience consolidation and any consolidation would further reduce the carriers from which we could receive roaming services, including 4G LTE roaming services. If we are unable to enter into or maintain roaming agreements for roaming services that our customers desire at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to compete effectively and attract and retain customers, and we may lose revenues. Several of our roaming agreements can be terminated for breach or if we experience a change in control. We also may be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. We also may be obligated to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us.

Further, our roaming agreements and services may be with certain of our competitors and may create actual or potential conflicts of interest, and may cause the parties to make decisions or take actions that do not reflect the other's best interests. None of these agreements restricts us from entering into similar arrangements with other parties, but certain rights could be lost or agreements terminated if we enter into such a similar relationship. If any of the above risks occur, they may have a material adverse effect on our business, financial condition and operating results.

We may incur higher than anticipated intercarrier compensation costs and be drawn into intercarrier compensation disputes.

When our customers use our service to call customers of other carriers, we are required in certain circumstances under the current intercarrier compensation scheme to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. And, as a wireless carrier we are not entitled to receive access payments from interexchange carriers who route calls for termination on our network. However, the FCC recently adopted an order that significantly reforms the existing intercarrier compensation scheme, adopting a unified intercarrier compensation regime for all traffic exchanged between all carriers, including CMRS carriers such as us. This new regime includes a transition period in which rates for the termination of non-intraMTA CMRS access will decrease over periods specified by the FCC, and will culminate in all traffic exchanged between carriers being at bill-and-keep, meaning that carriers will not charge each other for the exchange of traffic. Further, the new regime moves all intraMTA traffic exchanged between CMRS and local exchange carriers to bill-and-keep by the middle of 2012. The economic outcome of the FCC's new rules is unclear at this time, and the FCC's new intercarrier compensation rules, may decrease the amount of revenue we receive for terminating calls from other carriers on our network. The FCC's new intercarrier compensation regime is subject to numerous appeals and petitions for reconsideration, and we are unable to predict the outcome of such appeals and petitions for reconsideration at this time. In addition, the FCC has released a Further Notice of Proposed Rulemaking in which it seeks comment on specifics related to the ultimate transition to a bill-and-keep regime.

We resell third party international interexchange services in connection with certain of our international interexchange services. The charges for these services may be subject to change by the terminating or interconnecting carrier, or by the regulatory body or agency having jurisdiction in the applicable foreign country. In the event that the charges change, the terminating or interconnecting carrier may attempt to assess such charges retroactively on us or our third party international interexchange carrier, which charges may be substantial, or we may cease providing service to such foreign country, which may cause prospective customers to not subscribe to our service or current customers to terminate their service from us. If we are assessed additional charges on a retroactive basis, the use of our services results in significant intercarrier costs, we are unable or unwilling to offer services to certain foreign destinations, or prospective customers do not subscribe to our service or current customers terminate service with us, it could limit our ability to grow our customer base which could have a material adverse effect on our business, financial condition and operating results.

Some carriers who terminate calls originated by our customers have sought, and others may seek, to impose termination charges on us that we consider to be unreasonably high and have threatened to pursue, or have initiated or may initiate, claims against us to recover these charges. We have been drawn into multiple state commission proceedings in which local exchange carriers are seeking approval of past wireless termination rates that we consider to be excessive. The outcome of these claims is uncertain. A determination that we are liable for additional or excessive terminating compensation payments could subject us to additional claims by other carriers and while we have reserved funds we believe are appropriate for such claims, litigation is uncertain and the amount determined by a court or regulatory agency could be different than our reserves. Further, legal and business considerations inhibit our ability or willingness to block traffic to telecommunication carriers who demand unreasonable payments. The FCC, in its recent Order on Reconsideration reforming intercarrier compensation, has held that the exchange of intraMTA traffic between local exchange carriers and CMRS providers, when the parties have an interconnection agreement, will be exchanged at a default rate of bill-and-keep as of July 1, 2012. The FCC also held that the exchange of intraMTA traffic between local exchange carriers and CMRS providers, when the parties do not have an interconnection agreement, will be exchanged at a default rate of bill-and-keep as of December 29, 2011. While the impact of these changes in the intercarrier compensation arrangements between LECs and CMRS carriers generally is considered to be favorable to us, it is difficult to quantify the benefit of this. We also may be subject to protracted litigation proceedings pertaining to the new comprehensive intercarrier compensation regime that may subject us to substantial costs and result in uncertainty. In addition, certain transit carriers have taken the position that they can charge “market” rates for transit services, which rates may in some instances be significantly higher than our current rates or the rates we are willing to pay. We may be obligated to pay these higher rates and/or purchase services from others, engage in direct connection, or pay terminating compensation charges in the absence of negotiated agreements, which may result in higher costs, which could have a material adverse effect on our business, financial condition, and operating results.

A portion of our third-party customer service and technical support providers and a portion of our revenue are derived from geographic areas susceptible to natural and other disasters.

Our focus on major metropolitan areas and our use of third party suppliers and service providers, some of which are located in developing nations, such as Mexico, Panama, Antigua and the Philippines, may make our products and services more susceptible to certain events, including political upheavals, war, terrorist attacks, strikes, natural disasters, and pandemics. The outsourcing of certain customer and technical support lowers our operating costs and adds flexibility, but also adds risk as we rely on these third-party service providers working directly on our behalf with our customers. Customers may react negatively to or have certain perceptions about our use of or their receiving direct customer and technical support from outside the U.S., especially with the current legislative scrutiny and focus on jobs being sent overseas and the security of personal information being sent overseas. In addition, a number of our markets and certain of our centralized network equipment are located in areas which have a history of natural disasters that may adversely affect our operations in those areas such as earthquakes, hurricanes, tornadoes, blizzards, snowstorms, ice storms, or flooding. In certain instances we do not have redundant facilities. These national disasters could affect our ability to provide our services and cause us to have to stop or limit selling and servicing our customers and products. These events also may cause our networks to cease operating for a substantial period of time while we reconstruct or repair them and our competitors may be less affected than we are. Some network outages give rise to regulatory reporting obligations, which subject us to additional burdens and risks, and if we fail to meet such obligations, it could result in fines, forfeitures, consent decrees, corporate monitors or other adverse actions. We cannot provide any assurance that the business interruption insurance and property insurance we have will cover all losses we may experience as a result of such events, that the insurance carrier will be solvent, that rates will remain commercially reasonable, that the insurance carrier will not drop us, or that the insurance carrier will pay all claims made by us. If we experience any of these events, we may have reduced revenue, lower growth, increased churn, increased expenses, and reduced profitability, and may have difficulty finding new suppliers and vendors, which could have a material adverse effect on our business, financial condition and operating results.

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

We have entered into interest rate protection agreements to manage the Company's interest rate risk exposure by fixing a portion of the interest expense we pay under our senior secured credit facility; however, there can be no assurance that these will be effective or that we will be able to continue to enter into these agreements at a reasonable cost. There has been considerable turmoil in the world economy and banking markets, which could affect whether the counterparties to such interest rate protection agreements are able to honor their agreements. If the counterparties fail to honor their commitments, we could experience higher interest rates, which could have a material adverse effect on our business, financial condition and operating results.

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

None of our employees is covered by a collective bargaining agreement or represented by an employee union. With the ongoing changes in the party affiliations the party composition of Congress, the President of the United States and the changes in composition of Federal and state legislatures, legislation or regulatory rules have been proposed and may be enacted which could impose additional requirements on us or make it easier for union organizing activities. If our employees become represented by an employee union or are subject to a collective bargaining agreement, it may make it more difficult for us to manage our business and to attract and retain new employees and may increase our cost of doing business. Having our employees become represented by an employee union, having a collective bargaining agreement or having additional requirements related to our employees imposed on us could have a material adverse effect on our business, financial condition and operating results.

We are subject to numerous taxes, surcharges and fees from federal, state and local governments, and the applicability and the amount of these taxes, surcharges and fees is subject to great uncertainty.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including federal Universal Service Fund, or USF, fees and common carrier regulatory fees. Some of these fees are based on the division of our services between interstate services and intrastate services, including the divisions associated with the federal USF fees, which is a matter of interpretation and, in the future, may be contested by the FCC or state authorities. The FCC also may change in the future the basis on which federal USF fees are charged. The FCC may impose other charges or fees on our business, such as recurring spectrum usage or licensing fees. Many states also apply transaction-based taxes to sales of our products and services and to our purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may in the future impose various surcharges, taxes and fees on our services. Further, in some instances state legislatures have imposed different taxes, surcharges, fees and requirements on prepaid services than on post-paid services and in some cases it is uncertain which requirements apply to our services and some of the services which we compete with may be subject to lower taxes, surcharges, or regulatory fees. The jurisdictions may contest whether we have assessed and remitted the taxes, fees and surcharges correctly or have complied with such requirements. In addition, state and federal regulators periodically have and may in the future increase or change the taxes, surcharges and fees we currently pay. We believe we remit all applicable federal, state and local taxes, fees, costs and expenses as required, but we do not recover in all instances these regulatory and compliance taxes, fees, costs and expenses directly from our customers and there can be no assurance that we would be found to be fully compliant with the payment of such taxes, fees, costs and expenses. If we were to pass on these taxes, fees, costs and expenses to our customers in the future, it may affect our ability to retain and attract new customers. Because of fiscal budget deficits at many state and local jurisdictions, state and local municipalities may increase taxes, surcharges and regulatory fees on our services. Any increase in taxes, fees, surcharges, and expenses could reduce our growth, decrease our revenues, increase our costs, reduce our profitability and increase our churn, all of which could have a material adverse effect on our business, financial condition and operating results.

Concerns about whether wireless telephones pose health and safety risks may lead to the adoption of new regulations or lawsuits that could decrease demand for our services.

Media reports and some studies have given rise to claims that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, or interfere with various electronic devices, including air bags, hearing aids, pacemakers and other medical devices. Additional studies have been undertaken to determine whether the claims based on these reports and studies are accurate. Further lawsuits have also been filed against various participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. While many of these alleged adverse health lawsuits have been dismissed on various grounds, including a lack of scientific evidence linking wireless handsets with such adverse health consequences, future lawsuits could be filed based on new evidence or in different jurisdictions. Most of these lawsuits allege personal injury claims, although courts have begun to permit claims for economic loss due to omissions or misrepresentations in the marketing of the handsets. If lawsuits regarding any of the above are filed against us, it could be costly to defend, divert management's attention from the business, and could subject us to substantial liability. If any such suits do succeed, or if plaintiffs are successful in negotiating settlements, it is likely additional suits would follow. In addition to health concerns, safety concerns have been raised with respect to the use of wireless handsets, including texting, while driving. Certain states and municipalities in which we provide service or plan to provide service have passed or proposed laws prohibiting or restricting the use of wireless phones while driving, prohibiting texting while driving, limiting use of wireless devices while driving by persons under the age of 18, or requiring the use of wireless headsets, and other states, municipalities and the federal government may do so in the future.

If consumers' health concerns over radio frequency emissions increase or safety concerns increase, consumers may be discouraged from using wireless handsets or services, regulators may impose restrictions or increased requirements on the location and operation of cell sites, the use or design of wireless telephones, may restrict the use of wireless handsets while driving, may require that all wireless telephones include an earpiece that would enable the use of wireless telephones without holding them against the user's head and may give rise to additional lawsuits. Such legislation or regulation could increase the cost of our wireless handsets, reduce demand for our products and services, increase other operating expenses, or could expose wireless providers to further litigation, including litigation relating to accidents, deaths or serious bodily injury allegedly incurred as a result of wireless telephone use, which, even if not successful, may be costly to defend and could divert management's attention from our business, and could subject us to significant liability. See also “Settlements, judgments, restraints on our current or future manner of doing business or legal costs resulting from pending or future litigation could have an adverse effect on our business, financial condition, and operating results” under General Matters. In addition, compliance with such new requirements, and the associated costs, could adversely affect our business. The actual or perceived risk of radio frequency emissions could adversely affect us through a reduction in customers or a reduction in the availability of financing in the future. If any of these risks occur, it could have a material adverse effect on our business, financial condition and operating results.

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

•
viruses, malware, worms, Trojan horses, unsolicited mass advertising, denial of service and other malicious or abusive attacks by third parties, including cyber attacks or other breaches of network or information technology security;

•	fraud, including customer credit card fraud, subscription or dealer fraud;

•	unauthorized use of our or our provider's networks;

•	unauthorized access to our information technology, billing, customer care, provisioning systems and networks and those of our vendors and other providers;

•	human error;

•	customer demand for services exceeding our ability to provide such services;

•	demands placed on our network by devices, services or content demanded by our customers;

•	disruptions beyond our control, including disruptions caused by criminal or terrorist activities, theft, natural disasters, such as earthquakes, hurricanes, floods, or fire; and

•	failures in operational support systems.

Network disruptions, whether from natural causes or manmade (including breaches of our network security), may cause interruptions in service, degradation of service, excessive call volumes to call centers, damage to our or our customers' equipment, theft of or illegal access to customer information, or reduced capacity for customers, all of which could cause us to lose customers, lose revenue, suffer reputational damages, embroil us in litigation and cause us to incur remediation costs, including liability for stolen information, repairing systems, or incentives offered to customers after an attack, increased cybersecurity protection costs, including organizational changes, deploying additional personnel and technologies, training or engaging consultants. Some portions of our network are not fully redundant and our disaster relief plans may not be adequate or timely. The resulting interruption or failure to provide our services, including the harm to our reputation, could have a material adverse effect on our business, financial condition and operating results.

As a predominantly unlimited service provider we typically do not have as robust a system to detect customer fraud as other wireless broadband mobile carriers. In addition, we may be subject to fraud by our indirect distribution channel as they are generally paid based on gross additions and on the service plan they sign a customer up for initially. Further, our administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud and illegal attempts to access our systems to destroy or steal our customer information, or the costs to replace or repair the network or facilities (or portions thereof), may be substantial, thus causing our costs to provide service to increase. Fraudulent use of our networks may also impact interconnection and long distance costs, capacity costs, roaming costs, administrative costs, fraud prevention costs and payments to other carriers for such fraud. If the safeguards we have instituted to protect, detect and control such fraud and illegal access to our systems and networks are not successful, such fraud, illegal access, or increased costs could have a material adverse impact on our financial results, impair our service resulting in higher churn as our competitors systems may not experience similar problems, and damage our reputation and goodwill.

Despite our network security, processes and strategies we have put in place with respect to our systems and networks, including confidential customer data, our physical facilities, information systems and networks are not completely secure and may be vulnerable to physical or on-line break-ins, computer viruses, theft, attacks by hackers, cyber attacks or similar disruptive problems. If hackers/cyber thieves gain improper access to our databases, they may be able to access, steal, publish, delete, misappropriate or modify confidential personal information concerning our customers that could result in harm to our customers and additional harm perpetrated by third parties who are given access to the consumer data, which could give rise to loss of goodwill, customer churn, and litigation against us. Due to the evolving techniques used in cyber attacks and by hackers to sabotage or gain unauthorized access to our systems, we may not be able to anticipate or implement adequate preventive measures in time or prevent such unauthorized access, we may need to expend significant resources to protect against security breaches to address problems caused by breaches, and our insurance may not be adequate to reimburse us for losses caused by such security breaches. The actual or perceived failure to our networks security could damage our reputation and public perception of our ability to provide a secure service, which could adversely affect our ability to retain or gain new customers, expose us to significant liability, sanctions, fines and litigation, increase churn and have a resulting material adverse effect on our business, financial condition and operating results.

Risks Related to Legal and Regulatory Matters

Our ability to provide service to our customers and generate revenues could be harmed by adverse regulatory action.

Our FCC licenses are major assets that are integral to our ability to provide our services. Our FCC licenses need to be periodically renewed and are subject to revocation and we may be subject to fines, forfeitures, penalties or other sanctions, including the imposition of mandatory reporting requirements, license conditions, corporate monitors, forfeiture of existing licenses, denial of renewal, and limitations on our ability to participate in future FCC auctions, if the FCC were to find that we are not in compliance with its rules or the requirements of the Communications Act. The licensing requirements we must meet also are subject to change by the FCC. Many of our licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the applicable construction requirements. If the FCC finds that our construction, or the construction of prior licensees, is insufficient, the FCC could, among other things, find that we are not a qualified licensee and revoke any or all of our licenses, refuse to renew such licenses, and impose other penalties and sanctions. In addition, a failure to comply with applicable license conditions or regulatory requirements could result in revocation or termination of our licenses, the loss of rights to serve unbuilt areas and/or fines and forfeitures, or a refusal to renew the licenses. We have had inquiries from regulatory agencies regarding our compliance with regulatory requirements and we may in the future receive additional inquiries. We have responded, are in the process of responding, or will respond to such inquiries. The regulatory obligations we have are complex and are subject to interpretation. We cannot give any assurance that the FCC will agree with our compliance efforts or that the FCC will not impose fines, fees, or forfeitures, seek a consent decree, or take other adverse action against us.

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

Our ability to operate our business is dependent on, among other things, our ability to obtain a variety of governmental authorizations and permits in the planning, construction and operation of our networks. Obtaining governmental authorizations and permits can be very time consuming, time sensitive and require compliance with a wide array of administrative and procedural rules. Further, constructing cell sites may require zoning and other variances and permits from local agencies which are subject to public input. Public input on zoning and other variances may be negative which could lead local agencies to deny permits necessary for us to construct or modify our sites. To remain competitive, we must obtain such authorizations and permits on a timely basis, at a reasonable cost and on acceptable terms and conditions. If we cannot obtain the necessary governmental authorizations and permits at all or on reasonable terms and conditions, we may incur substantial costs associated with finding an alternate, viable resolution, relocating sites and infrastructure, writing off cost and expenses associated with sites we are unable to use, and we may experience a delay or impairment in the provisioning of our services which could have a material adverse effect on our business, financial condition and operating results.

We are subject to significant federal, state and local regulation.

Our business is subject to a wide array of rules, regulations, and orders promulgated by local, state, and federal agencies. The FCC regulates most aspects of our business and the provision of our services, including the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies.

For instance, the FCC generally regulates many aspects of interstate and intrastate communications and state utility commissions generally regulate many aspects of intrastate communications. Generally, we must obtain and maintain certificates of authority from the FCC and from regulatory bodies in certain states where we offer regulated services, and we are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. These regulations are complex and subject to interpretation. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions against us based on customer complaints or on their own initiative.

We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not impose new or revised regulatory requirements, new or increased costs, or require changes in our current or planned operations. Indeed, the FCC has initiated a series of inquiries and rulemaking proceedings pertaining to the wireless industry that could result in material changes in the applicable rules and policies and may increase the regulation of the industry and increase our costs and limit our flexibility and ability to compete. The FCC has adopted an expansive view of the scope of its regulatory authority over wireless carriers which are licensed under Title III of the Communications Act which could enable the FCC to impose regulatory mandates in additional areas. The FCC and state regulatory agencies also are increasingly focused on the quality of service, customer disclosures, and customer support that wireless carriers provide and the FCC and several agencies have proposed or enacted new and potentially burdensome regulations in this area. Recently, several state commissions also took a proactive role in reviewing a major wireless merger transaction and this trend, if it continues, could subject such companies to additional state regulatory requirements in connection with such transactions. The Communications Act, from which the FCC obtains its authority and state regulatory enabling legislation, may be interpreted in a manner that imposes additional costs for compliance or be further amended in a manner that could be adverse to us. Further, with past and possible future changes in the party affiliation of the President of the United States and in the composition of Federal and state legislatures and regulatory commissions, there may be additional legislative or regulatory changes that affect our business. The FCC also may change its rules or make spectrum allocations in bands adjacent or proximate to those licensed to us, which could result in adverse consequences to our business, including harmful interference to our existing networks and spectrum. If, as a result of interference, our customers experience a significant increase in dropped calls or significantly degraded service, we could experience higher churn and we may have difficulty adding additional customers, which could have an adverse effect on our business, our financial condition and operating results. In addition, the interference may cause our networks to have reduced capacity, which may require us to incur additional costs of adding cell sites or DAS nodes and to spend additional capital or may limit our ability to serve our customers, limit our growth, or increase our churn. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that such regulators or third parties will not raise material issues with regard to our compliance or noncompliance with regulations applicable to us.

We also are subject, or potentially subject, to a number of additional federal, state, and local laws, rules, ordinances and requirements, including, but not limited to, common carrier obligations; universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; tower lighting and painting; access to E911 and location accuracy requirements; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; emergency warning requirements; bill shock; rules governing spam, telemarketing and truth-in-billing; equal employment opportunity reporting requirements; tower siting, outage reporting; open Internet requirements, and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings including, but not limited to, proceedings exploring the imposition of various types of nondiscrimination and open access obligations on our handsets and networks; the prohibition of handset exclusivity; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; requirements relating to information to be provided to customers; allocation of additional spectrum for wireless services, including modifying rules related to use of existing spectrum for wireless use; among others. States may also seek additional authority from the FCC to regulate certain CMRS services if the FCC finds that CMRS services are the functional equivalent of local exchange services. As wireless substitution for local exchange services increases or the percent of the population which uses wireless devices increases, it may become more likely that CMRS services experience further regulation. Additionally, we may be subject to claims for violations of environmental law, regardless of fault, as a lessee or owner of any of our tower sites. Some of these requirements and pending proceedings, including without limitation those described above, pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions and may require us to spend money to become in compliance. Further, these requirements generally are the subject of pending FCC, federal, state, local or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

Our business also is subject to various other regulations, including certain regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Securities Exchange Commission, the Department of Labor, the FCC, and other federal, state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. Because of our smaller size, relatively smaller resources, more limited spectrum holdings, concentration of operations in a few states in major metropolitan areas, and composition of our current and prospective customer base, governmental regulations and orders can disproportionately increase our costs and affect our competitive position compared to other larger telecommunications providers. For example, legislative and regulatory bodies have raised issues and concerns and proposed new legislation limiting the ability of American companies to use certain foreign vendors to supply equipment, materials and other services used in the operation of our business. Recently members of Congress and certain regulatory agencies have expressed concern with regard to the US trade imbalance with China, the alleged violations of intellectual property rights by Chinese companies and potential security risks purchasing equipment and software from Chinese companies. If new legislation or regulation is passed restricting the purchase of goods and services from certain countries, it could result in significant cost and the loss of certain economies of scale garnered from extensive negotiations. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business. As previously noted herein, a variety of changes in regulatory policies are under consideration and depending upon the outcomes, the changes could have a material adverse effect on our business, financial condition and operating results.

Compliance with current or future federal, state, or local laws, regulations, rules, and ordinances could have a material adverse effect on our business, financial condition and operating results, including but not limited to, increasing our operating expenses or costs, requiring us to obtain new or additional authorizations or permits, requiring us to change our business and customer service processes, limiting our ability to attract and retain certain customer segments, increasing our costs and expenses to offer services, increasing the costs of our services to our customers, requiring system and network upgrades, requiring greater transparency for our services and network management techniques, lengthening the time required to develop and deploy new services or products, increasing cost of insurance coverage, requiring us to hire additional employees, requiring us to spend significant additional capital, limiting the capacity of our networks, limiting the services we can offer our customers, requiring us to change our business strategy and service plans. A failure to meet, or maintain compliance with, federal, state or local regulations, laws, rules or ordinances also could have a material adverse effect on our business, financial condition and operating results, including, but not limited to, subjecting us to fines, forfeitures, penalties, license revocations, or other sanctions, including the imposition of mandatory reporting requirements and corporate monitors, limitations on our ability to participate in future FCC auctions or acquisitions of spectrum, and compliance programs and corporate monitors. In addition, a material failure to comply with regulations or statutory requirements may limit our ability to draw certain amounts under our senior secured credit facility or could result in a default under our senior secured credit facility or the indentures governing our senior notes.

In addition, certain wireless companies who have participated in spectrum auctions as designated entities have become the target of qui tam lawsuits claiming that those wireless companies have defrauded the United States Government by investing in DEs, taking bidding credits and otherwise receiving benefits in FCC spectrum auctions to which such wireless companies were not entitled. Qui tam lawsuits generally are filed under seal in the first instance and companies may not know that they are a target of such a lawsuit unless and until it is made public. The person bringing the suit may share in any recovery by the government, which encourages lawsuits of this kind. If we become the target of a qui tam lawsuit resulting from our acquisition of spectrum originally granted to a DE, the resulting distraction to management and costs to defend may be material. If we become a target of a qui tam lawsuit and either is found to have defrauded the government, the damages may include civil penalties of up to $11,000 for each claim, plus a penalty of three times the amount of the damages sustained by the government, and may include the revocation of any licenses held by us, which were granted as a result of such fraud. If we lost those licenses originally acquired by a DE or if we are required to repay the bidding credits they received, or to pay damages and civil penalties under a qui tam lawsuit, or an audit concluded that we had not complied with the DE requirements, it could have a material and adverse effect on our business, financial condition and operating results.

New rules regarding net neutrality may have a material adverse effect on our business

In 2010, the FCC enacted new “net neutrality” rules based on three core principles of (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. Mobile broadband Internet providers, such as us, are subject to transparency disclosure requirements and a requirement that such carriers would not block access to lawful websites or applications that compete with such carriers voice or video telephony application. These rules became effective on November 20, 2011. These new rules will permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules also permit usage-based billing, and permit broadband service providers to offer additional specialized services such as facilities-based IP voice services, without being subject to restrictions on discrimination. These rules are subject to interpretation and have not been applied by the FCC or reviewed by the courts. The rules have also been challenged before the Court of Appeals for the District of Columbia Circuit by us and others, and we are unable to predict the outcome of these appeals. Prior to the effective date of such rules, we already have been the subject of third party challenges at the FCC to the manner in which we are configuring and managing our wireless broadband mobile Internet access services and network. These challenges, and others that might follow, could limit our ability to offer differentiated services, and to price our services to be competitive with other providers of broadband Internet access services. They have and could in the future subject us to negative publicity and damage to our reputation and good will, and could distract the attention of management and resources of the company. These net neutrality rules will be enforced based on a case by case complaint basis and may adversely affect our business by limiting our ability to manage our customers' use of our network, requiring us to provide third party access to our networks on terms and conditions that jeopardize our flat-rate, unlimited usage pricing plans or constrain our ability to offer innovative differentiated services, or could limit our ability to offer our services on a competitive basis with other providers, or require us to disclose information that may subject us to further litigation. Our ability to employ network management techniques, or to manage bandwidth-intensive applications or uses, may be impaired in a manner that reduces the quality of our services for all customers. The result could be a decline in the quality of our services. If any of these risks occur, it could have a material adverse effect on our business, financial condition and operating results.

General Matters

Our stock price has historically been, and may continue to be, volatile and you may lose all or some of your investment.

The trading prices of the securities of telecommunications companies historically have been highly volatile. In particular, the trading price of our common stock has been, and is likely to be, subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:

•	actual or anticipated fluctuations in our or our competitors' operating and financial results;

•	introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors;

•	analyst projections, analyst target prices for our securities and changes in, or our failure to meet, securities analysts' expectations;

•	entry of new competitors into our markets or perceptions of increased price competition, including a price war;

•	concentration of offered services and assets in the U.S., in particular limited major metropolitan areas;

•	changes in our credit rating or future prospects;

•	disruptions of our operations or service providers necessary to our network operations;

•	seasonal effects on, or other variations in, our customer base and our business metrics, including churn and net gains;

•	market perceptions relating to our services, network, handsets and deployment of our 4G LTE platform;

•	our ability to develop and market new and enhanced products and services on a timely basis that are attractive to our customers;

•	challenges to our intellectual property rights or claims that we infringe the intellectual property rights of others;

•	pending or threatened litigation or regulatory investigations;

•	adoption of or changes in governmental regulations and new accounting standards;

•	conditions and trends in the communications and high technology markets;

•	adverse publicity regarding our Company;

•
announcements of, rumors of, or the consummation of mergers, acquisitions, strategic alliances or significant agreements, or resources of, or lack of, any of the foregoing, by us or by our competitors;

•	announcements by us or competitors of significant contracts, commercial relationships or capital commitments;

•	announcement by us regarding the entering into, or termination of, material transactions or agreements;

•	sales of our common stock by our directors, executive officers or affiliates or significant stockholders;

•	the amount of short interest in our securities;

•	volatility in stock market prices and volumes, which is particularly common among securities of telecommunications companies;

•	the general state of the U.S. and world economies;

•	the availability or perceived availability of additional capital in general and our access to such capital;

•	availability of additional spectrum, whether by the announcement, commencement, bidding and closing of auctions for new spectrum or acquisitions of other businesses;

•	recruitment or departure of key personnel, management or board members; and

•	failure to timely file periodic reports.

In addition, the stock market has been generally volatile and has experienced significant price and volume fluctuations, which may continue for the foreseeable future. This volatility has had a significant impact on the trading price of securities issued by many companies, including companies in the telecommunications industry. The trading price of our stock has fallen significantly since our initial public offering. These changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business, financial condition and operating results. The price volatility and continued decrease in our stock price could subject us to takeover bids, actions by the NYSE and possible losses for stockholders.

Your ownership interest could be diluted by future issuances of shares that our Board has the authority to issue, and such future issuances or sales of such shares may adversely affect the market price of MetroPCS' common stock.

We have registered all shares of common stock that we may issue under our equity incentive compensation plans; thus, when we issue shares under these plans, the shares generally can be freely sold in the public market subject to any requirements under the Securities Act. We also have granted certain of our stockholders the right to require us to register their shares of our common stock. Our Articles of Incorporation currently allows us to have up to one billion shares of common stock outstanding which is substantially more than the number of shares of common stock currently outstanding. We also have filed a shelf registration statement with the SEC, which allows us to issue registered debt, equity and other securities, including common stock, preferred stock, debt securities and guarantees of debt securities, in addition to the amounts already outstanding. The securities registered under this universal shelf registration statement could be offered from time to time with little or no advance notice, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms and conditions to be determined at the time of any offering. In addition, in connection with any potential transaction we may agree to issue additional shares of common stock and, depending on the amount we issue, we may need shareholder approval. If we register, or propose to register, any additional securities under the Securities Act, either for our own account or for the account of security holders exercising registration rights, or otherwise the number of shares subject to registration could increase and your interest could be significantly diluted and the sale of these shares may have a negative impact on the market price for our common stock. Further, the sale or issuance of a substantial amount of our common stock, or the possibility of such a sale, including sales by significant stockholders or executives of the Company, may reduce the market price of our common stock and could impede our ability to raise future capital through the issuance of equity securities at a time and at a price we deem appropriate.

If we fail to manage our planned growth effectively and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience growth in the future. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC, collectively referred to as SOX. SOX requires us to furnish a report of management's assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K filed with the SEC, and our management also is required to report on the effectiveness of our disclosure controls and procedures. We regularly evaluate our internal controls, and our independent auditors annually attest to our internal controls over financial reporting in compliance with SOX. Material weaknesses could result in inaccurate financial statements or other disclosures or failure to prevent fraud. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, or to successfully remediate any material weaknesses in a timely manner, we may not comply with SOX and our independent auditors would be unable to certify as to the effectiveness of our internal controls over financial reporting and our stock price could fall and we could be subject to investigations or sanctions by regulatory authorities or delisting from the NYSE. Further, any material weakness or failure of our internal controls, or the effectiveness of our internal controls, could result in a restatement of our financial statements which could also lead to a decline in our stock price. Inadequate internal controls also could harm our reputation, cause us to lose customers, or cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock, all of which could have a material adverse effect on our business, financial condition and operating results. Any restatement of our financial statements could have adverse consequences, including the triggering of an event of default under our senior secured credit facility and the indentures and supplemental indentures governing our senior notes, our credit rating could be downgraded, which could result in an increase in our borrowing costs and make it more difficult to borrow funds on reasonable terms or at all, the NYSE could begin delisting proceedings, and we could have stockholder litigation or SEC enforcement action, all of which could have a material adverse effect on our business, financial condition and operating results.

The value of our FCC licenses may drop in the future as a result of volatility in the marketplace and the sale of additional spectrum by the FCC.

The market value of FCC licenses has been subject to significant volatility in the past and the value of our licenses may continue to fluctuate based on market conditions, the availability of spectrum, whether through consolidation in the industry, by FCC regulatory action or auction, the availability of buyers and sellers, changes in our business plans, and the inability to ascertain the value of any license due to such volatility. The impact of the availability of spectrum from any future actions and auctions on license values is uncertain. While the value of these licenses is determined using a market approach for purposes of our impairment testing, those values differ from what would ultimately be realized in a sales transaction, which could be material. Intangible assets are by their nature not readily saleable and could be subject to significant delays in their liquidation. There can be no assurance of the market value of our FCC licenses or that the market value of our FCC licenses will not be volatile in the future, whether as a result of consolidation in the industry, the sale of spectrum by one or more carriers, the flexibility of options allowed for spectrum not currently used for wireless mobile broadband services, change in our business plans, or an FCC auction. If the value of our licenses was to decline significantly, we could be forced to record non-cash impairment charges that could impact our ability to borrow additional funds. A significant impairment loss could have a material adverse effect on our net income and on the carrying value of our licenses on our balance sheet, which could have a material adverse effect on our business, financial condition and operating results.

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

We prepare our consolidated financial statement in accordance with GAAP and file such financial statements with the SEC in accordance with the SEC's rules and regulations. The preparation of financial statements requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, our perceptions of historical trends, current conditions, expected future developments and other various assumptions and information that are believed to be reasonable under the circumstances when made, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions. Changes in accounting requirements or in guidance or interpretations related to such requirements, changes in industry practice, the identification of errors or changes in estimates or assumptions could require restatements of financial information or amendments to disclosures included in this or prior filings with the SEC. For a discussion of our critical accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 7 of this Annual Report. If future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a taxpayer, we are subject to frequent and regular audits and examinations by the Internal Revenue Service, as well as state and local tax authorities. These tax audits and examinations may result in tax liabilities that differ materially from those that we have recorded in our consolidated financial statements. Because the ultimate outcomes of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our business, financial condition or operating results.

Even with our current levels of indebtedness, we may incur additional indebtedness.

The terms of the agreements governing our long-term indebtedness, subject to specified limitations, allow for the incurrence of additional indebtedness by us and our subsidiaries. Although we have substantial indebtedness, we may still be able to incur significantly more debt under our senior secured credit facility and our indentures and supplemental indentures governing our senior notes, which could further reduce the cash we have available to invest in our operations as a result of our increased debt service obligations. In addition, the more leveraged we become, the more we, and in turn the holders of our securities, become exposed to the risks described above in the risk factor entitled “Our operations require continued capital expenditures and a failure to make such capital expenditures could have a material adverse effect on our business, financial condition and operating results.”

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

Our ability to meet our existing or future debt obligations and to reduce our indebtedness will depend on our future performance and the other cash requirements of our business. Our performance, to a certain extent, is subject to general economic conditions, financial, competitive, business, political, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payment on our debt will depend on the satisfaction of covenants in our senior secured credit facility, the indentures and supplemental indentures governing our senior notes, other debt agreements and other agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios and satisfy certain financial condition tests. We cannot assure you that we will continue to generate sufficient cash flow from operations at or above current levels or that future borrowings will be available to us under our senior secured credit facility or from other sources in an amount sufficient to enable us to service our debt or repay all of our indebtedness in a timely manner or on favorable or commercially reasonable terms, or at all. If we are unable to satisfy our financial covenants or generate sufficient cash to timely repay our debt, the lenders could accelerate the maturity of some or all of our outstanding indebtedness. As a result, we believe we may need to refinance all or a portion of our remaining existing indebtedness prior to its maturity. Disruptions in the financial markets or the general amount of debt refinancings occurring at the same time could make it more difficult to obtain debt or equity financing on reasonable terms or at all.

Our outstanding debt is subject to a change in control provision and in the event of a change in control we may not have the ability to raise the funds necessary to fulfill our obligations.

Under our indentures and supplemental indentures governing our senior notes and the terms of our senior secured credit facility, upon the occurrence of a change in control as defined therein, we would be required to offer to repurchase all of our outstanding senior notes and repay our outstanding debt under our senior secured credit facility. Under our indentures and supplemental indentures governing our senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of notes, plus accrued and unpaid interest. We may not have sufficient access to funds at the time of the change in control event to make the required offer to repurchase or pay down our outstanding debt. Additionally, a default under the indentures and supplemental indentures governing our senior notes would result in a default under our senior secured credit facility. Any failure to make or complete a change in control offer would place us in default under our indentures and senior secured credit facility.

Our senior secured credit facility and the indentures and supplemental indentures governing our senior notes include restrictive covenants that limit our operating flexibility.

Our senior secured credit facility and indentures and supplemental indentures governing our senior notes impose material operating and financial restrictions on us. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability to engage in some transactions, including the following:

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

Any failure to comply with the restrictions of the senior secured credit facility or the indentures or supplemental indentures governing our senior notes, or certain current and any subsequent financing agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving our lenders the right to terminate any commitments they had made to provide us with further funds and to require us to repay all amounts then outstanding.

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

Our ability to make payments on our debt, to repay our existing indebtedness when due, and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Our ability to produce cash from operations is subject to a number of risks, including:

•	introduction of new products and services by us or our competitors, changes in service plans or pricing by us or our competitors, or promotional offers;

•	our ability to maintain our current cost structure; and

•	our ability to continue to grow our customer base and maintain our projected levels of churn.

Our substantial debt service obligations could have important material consequences to you, including the following:

•
limiting our ability to borrow money or sell stock to fund working capital, capital expenditures, debt service requirements, acquisitions, technological initiatives and other general corporate purposes;

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic downturns and industry conditions and limiting our ability to withstand competitive pressure;

•	limiting our flexibility in planning for, or reacting to, changes in our business or the telecommunications industry;

•	limiting our ability to increase our capital expenditures to roll out new services or to upgrade our networks to new technologies;

•	limiting our ability to purchase additional spectrum or develop new metropolitan areas in the future;

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

We are regularly involved in a number of legal proceedings before various state and federal courts, the FCC, and state and local regulatory agencies. Such legal proceedings can be complex, costly, protracted and highly disruptive to business operations by diverting the attention and energies of management and other key personnel. Also, changes in the law or legal interpretations can affect the outcome of existing rules. The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The outcome of litigation, including amounts ultimately received or paid upon settlement or other resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements. In addition, litigation or similar proceedings could impose restraints on our current or future manner of doing business. Further, litigation could be costly to defend, divert management's attention from our business, and could subject us to substantial liability. Such potential outcomes could have a material adverse effect on our business financial condition, of operating results, or ability to do business. We believe that any losses in excess of the amounts we accrue for such potential liability are remote, but as litigation is uncertain and any outcome thereof is uncertain, there is the potential for a material adverse effect on our business, financial condition and operating results as a result of one or more proceedings being resolved in a particular period in an amount in excess of that accrued by us.

A portion of the voting power of our common stock is concentrated in limited number of stockholders, and their interests may be different from yours.

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

Our board of directors includes representatives of certain of our significant stockholders. Those stockholders and their respective affiliates may invest in entities that directly or indirectly compete with us, companies in which we transact business, or companies in which they are currently invested may already compete with us. As a result of these relationships, when conflicts between the interests of those stockholders or their respective affiliates and the interests of our other stockholders arise, these directors may not be disinterested. Under Delaware law, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director's or officer's relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director's or officer's relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction, or (3) the transaction is otherwise fair to us. Also, pursuant to the terms of our certificate of incorporation, our non-employee directors are not required to offer us any corporate opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them in their capacity as a director of our Company.

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

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

We currently maintain our executive offices in Richardson, Texas, and regional offices in Alameda, California; Folsom, California; Irvine, California; Los Angeles, California; Riverside, California; Ft. Lauderdale, Florida; Jacksonville, Florida; Orlando, Florida; Tampa, Florida; Norcross, Georgia; Shreveport, Louisiana; Chelmsford, Massachusetts; Grand Rapids, Michigan; Livonia, Michigan; Las Vegas, Nevada; Hawthorne, New York; Ft. Washington, Pennsylvania; and Plano, Texas. As of December 31, 2011, we also operated 162 retail stores throughout our metropolitan areas. Our executive offices, all of our regional offices, switch sites, retail stores and virtually all of our cell sites are leased from unaffiliated third parties. We believe these properties, which are being used for their intended purposes, are adequate and well-maintained.
Item 3. Legal Proceedings
We are involved in litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. We are not currently party to any pending legal proceedings that we believe could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or liquidity. However, legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We intend to vigorously defend against litigation in which we are involved and, where appropriate, engage in discussions to resolve these matters on terms favorable to us. We believe that any amounts which parties to such litigation allege we are liable for are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. It is possible, however, that our business, financial condition, results of operations, and liquidity in future periods could be materially adversely affected by increased expense, including legal and litigation expenses, significant settlement costs and/or unfavorable damage awards relating to such matters.
Item 4. Mine Safety Disclosures

Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on April 19, 2007 on the New York Stock Exchange under the symbol “PCS.” Prior to April 19, 2007, there was no established public trading market for our common stock. The following table sets forth for the periods indicated the high and low composite per share prices as reported by the New York Stock Exchange.

	High	Low
Fiscal year ended December 31, 2010
First quarter	$7.99	$5.53
Second quarter	9.15	7.15
Third quarter	10.49	8.30
Fourth quarter	12.74	10.29
Fiscal year ended December 31, 2011
First quarter	$16.32	$12.53
Second quarter	18.69	15.94
Third quarter	17.77	8.71
Fourth quarter	9.73	7.51

Holders

As of January 31, 2012, the closing price of our common stock was $8.84 per share, there were 362,504,956 shares of our common stock outstanding, and there were approximately 50,000 holders of record of our common stock.

Dividends

We have never paid or declared any regular cash dividends on our common stock and do not intend to declare or pay regular cash dividends on our common stock in the foreseeable future. The terms of our senior secured credit facility, as amended, and the indentures and supplemental indentures related to our senior notes restrict our ability to declare or pay dividends if a default or an event of a default has occurred or is continuing. We currently intend to retain future earnings, if any, to invest in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:

•	any applicable contractual restrictions limiting our ability to pay dividends;

•	our earnings and cash flows;

•	our capital requirements;

•	our future needs for cash;

•	our financial condition; and

•	other factors our board of directors deems relevant.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to shares of MetroPCS Communications' common stock issuable under our equity compensation plans which consist of the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc., as amended, or the 1995 Plan, the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, or the 2004 Plan, and the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan, or the 2010 Plan.

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Stockholders	28,745,562	$14.54	18,183,625
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	28,745,562	$14.54	18,183,625
 ————————————

(1)
Number of securities remaining available for future issuance under the 2004 Plan and 2010 Plan include all forms of awards as defined in the 2004 Plan and 2010 Plan, including, among other things, stock options and restricted stock awards.

Non-Employee Director Remuneration Plan
Non-employee members of our board of directors are eligible to participate in the Third Amended and Restated Non-employee Director Remuneration Plan, or Remuneration Plan, under which such directors receive compensation for serving on the board of directors. As of December 31, 2011, compensation to be paid pursuant to the Remuneration Plan to non-employee directors of our Company included annual cash retainers, stock options, restricted stock awards, and cash board and committee meeting fees.

Recent Sales of Unregistered Securities

None.

Share Repurchases

The following table provides information about shares acquired from employees during the fourth quarter of 2011 as payment of withholding taxes in connection with the vesting of restricted stock:

Plan Category	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	8,656	$8.25	—	—
November 1 - November 30	10,559	$8.80	—	—
December 1 - December 31	46,271	$8.30	—	—
Total	65,486	$8.37	—	—

Item 6. Selected Financial Data
The following tables set forth selected consolidated financial data. We derived our selected consolidated financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 from our consolidated financial statements. The historical selected financial data may not be indicative of future performance and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except Share and Per Share Data)
Statement of Operations Data:
Revenues:
Service revenues	$4,428,208	$3,689,695	$3,130,385	$2,437,250	$1,919,197
Equipment revenues	419,174	379,658	350,130	314,266	316,537
Total revenues	4,847,382	4,069,353	3,480,515	2,751,516	2,235,734
Operating expenses:
Cost of service (excluding depreciation and amortization disclosed separately below)	1,473,836	1,223,931	1,120,052	857,295	647,510
Cost of equipment	1,439,595	1,093,944	884,272	704,648	597,233
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)	643,959	621,660	567,730	447,582	352,020
Depreciation and amortization	538,835	449,732	377,856	255,319	178,202
Loss (gain) on disposal of assets	3,619	(38,812)	(4,683)	18,905	655
Total operating expenses	4,099,844	3,350,455	2,945,227	2,283,749	1,775,620
Income from operations	747,538	718,898	535,288	467,767	460,114
Other expense (income):
Interest expense	261,073	263,125	270,285	179,398	201,746
Interest income	(2,028)	(1,954)	(2,870)	(22,947)	(63,933)
Other (income) expense, net	(699)	1,807	1,808	1,035	1,000
Loss on extinguishment of debt	9,536	143,626	—	—	—
Impairment loss on investment securities	—	—	2,386	30,857	97,800
Total other expense	267,882	406,604	271,609	188,343	236,613
Income before provision for income taxes	479,656	312,294	263,679	279,424	223,501
Provision for income taxes	(178,346)	(118,879)	(86,835)	(129,986)	(123,098)
Net income	301,310	193,415	176,844	149,438	100,403
Accrued dividends on Series D Preferred Stock	—	—	—	—	(6,499)
Accrued dividends on Series E Preferred Stock	—	—	—	—	(929)
Accretion on Series D Preferred Stock	—	—	—	—	(148)
Accretion on Series E Preferred Stock	—	—	—	—	(106)
Net income applicable to Common Stock	$301,310	$193,415	$176,844	$149,438	$92,721
Net income per common share(1):
Basic	$0.83	$0.54	$0.50	$0.43	$0.29
Diluted	$0.82	$0.54	$0.49	$0.42	$0.28
Weighted average shares(1):
Basic	360,410,168	353,711,045	351,898,898	349,395,285	287,692,280
Diluted	363,837,940	356,135,089	355,942,921	355,380,111	296,337,724

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Other Financial Data:
Net cash provided by operating activities	$1,061,808	$994,500	$899,349	$447,490	$589,306
Net cash used in investing activities	(886,871)	(950,418)	(1,116,954)	(1,294,275)	(517,088)
Net cash provided by (used in) financing activities	971,814	(176,932)	449,038	74,525	1,236,492

	As of December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents & short-term investments	$2,243,254	$1,171,393	$1,154,313	$697,951	$1,470,208
Property and equipment, net	4,017,999	3,659,445	3,252,213	2,847,751	1,891,411
Total assets	9,482,931	7,918,580	7,386,017	6,422,148	5,806,130
Long-term debt (including current maturities)	4,744,481	3,779,283	3,645,275	3,074,992	3,002,177
Stockholders' equity	2,927,600	2,541,576	2,288,142	2,034,323	1,848,746
———————————

(1)
See Note 15 to the consolidated financial statements included elsewhere in this report for an explanation of the calculation of basic and diluted net income per common share. The calculation of basic and diluted net income per common share for the year ended December 31, 2007 and 2008 is not included in Note 15 to the consolidated financial statements.

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
We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. As of December 31, 2011, we hold licenses for wireless spectrum suitable for wireless broadband mobile services covering a total population of 142 million people in and around many of the largest metropolitan areas in the United States. In addition, we have roaming agreements with other wireless broadband mobile carriers that allow us to offer our customers service in many areas when they are outside our service area. These roaming agreements, together with the area we serve with our own networks, allows our customers to receive service in an area covering over 280 million in total population under the Metro USA® brand. We provide our services using code division multiple access, or CDMA, networks using 1xRTT technology and evolved data only, or EVDO, and, fourth generation, or 4G, long term evolution, or 4G LTE, technology. We introduced the first commercial 4G LTE service in the United States in our Las Vegas and Dallas/Fort Worth metropolitan areas in September 2010 and at that time launched the world's first dual mode 4G LTE/CDMA handset. Subsequently through the remainder of 2010 and early 2011, we launched our 4G LTE service in the remainder of our major metropolitan areas. In 2005, Royal Street Communications, LLC, or Royal Street Communications, and with its wholly-owned subsidiaries, or collectively, Royal Street, was granted licenses by the Federal Communications Commission, or FCC, in Los Angeles and various metropolitan areas throughout northern Florida. From 2005 through 2010, Royal Street constructed networks with our assistance in its licensed service areas and sold us services on its network on a wholesale basis which we in turn marketed on a retail basis under the MetroPCS® brand to our customers. In December 2010, we consummated the purchase of the remaining 15% interest in Royal Street Communications with the consent of the FCC, resulting in Royal Street Communications and its wholly-owned subsidiaries becoming wholly-owned subsidiaries of the Company.
As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. We expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses.
We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. Our service allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our service area, for a flat-rate monthly service fee. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees and offering nationwide voice, text and web access services on an unlimited, no long-term contract, paid-in-advance, flat-rate basis beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. We also offer discounts to customers who purchase services for additional handsets on the same account. In January 2011, we introduced new 4G LTE service plans that allow customers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month. For additional usage fees, we also provide certain other value-added services. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within 30 days, the customer is terminated. Our service plans differentiate us from the more complex plans and long-term contract requirements of traditional wireless carriers.
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

Our customers have the right to return handsets within a specified time or within a certain amount of use, whichever occurs first. We record an estimate for returns as contra-revenue at the time of recognizing revenue. Our assessment of estimated returns is based on historical return rates. If our customers' actual returns are not consistent with our estimates of their returns, revenues may be different than initially recorded. Our reserves for returns were not significant as of December 31, 2010 or 2011.

We have revenue arrangements with multiple deliverables and follow the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2009-13 "Multiple-Deliverable Revenue Arrangements," or ASU 2009-13.  ASU 2009-13 which amended the methodology upon which companies allocated revenue within arrangements with multiple deliverables under Accounting Standards Codification, or ASC, 605, (Topic 605, “Revenue Recognition”), allowing for allocation based upon a selling price hierarchy that permits the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-deliverable arrangement where neither vendor specific objective evidence nor third-party evidence is available for that deliverable, eliminating the residual method.

We have determined that the sale of wireless services through our direct and indirect sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. We divide these arrangements into separate units of accounting, and allocate the consideration between the handset and the wireless service. Under the amended provisions of ASU 2009-13, the amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specific performance conditions, or the non-contingent amount. We have considered our customer service policies and historical practices and concluded that the amount of consideration received related to service revenue is contingent upon delivery of the wireless service as the customer may receive a service credit if we did not deliver the service. Any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer as it represents the non-contingent amount. Delivery of the wireless service generally occurs over the one month period following delivery and acceptance of the equipment by the customer as we do not require our customers to enter into long-term contracts. The value allocable to the undelivered wireless service element is based on the monthly service amounts charged to customers in the months following their initial month of service.

Allowance for Uncollectible Accounts Receivable

We maintain allowances for uncollectible accounts for estimated losses resulting from the inability of our independent retailers to pay for equipment purchases, for amounts estimated to be uncollectible from other carriers for intercarrier compensation and for amounts estimated to be uncollectible from customers with mid-cycle plan changes where service has been provided prior to the receipt of payment based on billing terms. We estimate allowances for uncollectible accounts from independent retailers based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of a material portion of our independent retailers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where we are aware of a specific carrier's inability to meet its financial obligations to us, we record a specific allowance for intercarrier compensation against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Total allowance for uncollectible accounts receivable as of December 31, 2011 was approximately 1% of the total amount of gross accounts receivable.

Inventories

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. Write-downs for obsolescent and unmarketable inventory were not significant as of December 31, 2010 and 2011. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

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

We establish reserves when, despite our belief that our tax returns are fully supportable, we believe that certain positions may be challenged and ultimately modified. We adjust the reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of income tax related reserve positions and changes to income tax reserves that we consider appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. Tax reserves as of December 31, 2011 were approximately $13.7 million of which $6.0 million and approximately $7.7 million are presented on the consolidated balance sheet in accounts payable and accrued expenses and other long-term liabilities, respectively.

Property and Equipment

Depreciation on property and equipment is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are five to ten years for network infrastructure assets, three to ten years for capitalized interest, up to fifteen years for capital lease assets, approximately one to eight years for office equipment, which includes software and computer equipment, approximately three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. The estimated life of property and equipment is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the assets could be extended based on the life assigned to new assets added to property and equipment. This could result in a reduction of depreciation expense in future periods.

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. There have been no indicators that the carrying value of long-lived assets may not be recoverable and accordingly no impairment tests have been performed. The carrying value of property and equipment was $4.0 billion as of December 31, 2011.

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

Intangible Assets

We operate wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband services. We hold personal communications services, or PCS, licenses, advanced wireless services, or AWS, licenses, and 700 MHz licenses granted or acquired on various dates. The PCS licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of our licensed spectrum if the use of its spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits our system. Accordingly, we incurred costs related to microwave relocation in constructing our PCS and AWS networks. FCC Licenses and related microwave relocation costs are recorded at cost. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses, fifteen years in the case of AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors exist as of December 31, 2011 that limit the useful life of our PCS, AWS and 700 MHz licenses.

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

Cash flow projections involve assumptions that include a degree of uncertainty, include future cash flows, long-term growth rates, appropriate discount rates and other inputs. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. For the purpose of performing the annual impairment test as of September 30, 2011, our indefinite-lived intangible assets were aggregated and combined into a single unit of accounting, consistent with the management of the business on a national scope.  No impairment was recognized as the fair value of our indefinite-lived intangible assets was in excess of their carrying value as of September 30, 2011.

Historically, we have not experienced significant negative variations between our assumptions and estimates when compared to actual results.  However, if actual results are not consistent with our assumptions and estimates, we may be required to record an impairment charge associated with indefinite-lived intangible assets.  Although we do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for our indefinite-lived intangible assets and may affect any related impairment charge.  The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate and projected cash flows.  A one percent decline in annual revenue growth rates, a one percent decline in annual net cash flows or a one percent increase in discount rate would not result in impairment as of September 30, 2011.

Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.  These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.  We reviewed changes in the business climate, changes in market capitalization, legal factors, operating performance indicators and competition, among other factors and their potential impact on our fair value determination.  There have been no significant changes in any of these factors that have adversely affected any of the key assumptions used in our determination of fair value.  Furthermore, if any of our indefinite-lived intangible assets are subsequently determined to have a finite useful life, we would test such assets for impairment in accordance with ASC 360 (Topic 360, “Property, Plant, and Equipment”), and the intangible assets would then be amortized prospectively over the estimated remaining useful life.

For the license impairment test performed as of September 30, 2011, the aggregate fair value of the indefinite-lived intangible assets was in excess of the aggregate carrying values.  There also have been no subsequent indicators of impairment, including those indicated in ASC 360, and accordingly no subsequent interim impairment tests were performed.

Share-Based Payments

We account for share-based awards exchanged for employee services in accordance with ASC 718 (Topic 718, “Compensation - Stock Compensation”). Under ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period.

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

We have also granted nonqualified stock options. Most of our stock option awards include a service condition that relates only to vesting. The stock option awards generally vest in three to four years from the grant date with 25% vesting on the first anniversary date of the award. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

The determination of the fair value of stock options using an option-pricing model is affected by our common stock valuation as well as assumptions regarding a number of complex and subjective variables. The Board of Directors uses the closing price of our common stock on the date of grant as the fair market value for our common stock. The volatility assumption is based on a combination of the historical volatility of our common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with our historical volatility because of the lack of sufficient relevant history equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the stock options' vesting terms and remaining contractual life and employees' expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by us.

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. We utilized the following weighted-average assumptions in estimating the fair value of the options grants for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Expected dividends	—%	—%
Expected volatility	49.88%	54.74%
Risk-free interest rate	2.06%	2.24%
Expected lives in years	5.00	5.00
Weighted-average fair value of options:
Granted at fair value	$6.49	$3.23
Weighted-average exercise price of options:
Granted at fair value	$14.37	$6.62

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

As share-based compensation expense under ASC 718 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized stock-based compensation expense of approximately $41.8 million, $46.5 million and $47.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Customer Recognition and Disconnect Policies

Until January 2010, when a new customer subscribed to our service, the first month of service was included with the handset purchase. Beginning in January 2010, the first month of service is no longer included in the handset purchase. Under GAAP, we are required to allocate the purchase price to the handset and to the wireless service revenue. Generally, the amount allocated to the handset will be less than our cost, and this difference is included in cost per gross addition, or CPGA. We recognize new customers as gross customer additions upon activation of service. Prior to January 2010, we offered our customers the Metro Promise, which allowed a customer to return a newly purchased handset for a full refund prior to the earlier of 30 days or 60 minutes of use. Beginning in January 2010, we revised our Metro Promise policy to allow a customer to return a newly purchased handset for a full refund within 7 days of purchase and less than 60 minutes of use. Customers who returned their phones under the Metro Promise are reflected as a reduction to gross customer additions. Customers' monthly service payments are due in advance every month. Our customers must pay their monthly service amount by the payment date or their service will be suspended, or hotlined, and the customer will not be able to make or receive calls on our network. However, a hotlined customer is still able to make E-911 calls in the event of an emergency. There is no service grace period. Any call attempted by a hotlined customer is routed directly to our interactive voice response system and customer service center in order to arrange payment. If the customer pays the amount due within 30 days of the original payment date then the customer's service is restored. If a hotlined customer does not pay the amount due within 30 days of the payment date the account is disconnected and counted as churn. Once an account is disconnected we may charge a reconnect fee upon reactivation to reestablish service and the revenue associated with this fee is deferred and recognized over the estimated life of the customer.
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
Depreciation and Amortization. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are six to ten years for network infrastructure assets, three to ten years for capitalized interest, up to fifteen years for capital leases, approximately one to eight years for office equipment, which includes software and computer equipment, approximately three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the term of the respective leases, which includes renewal periods that are reasonably assured, or the estimated useful life of the improvement.
Interest Expense and Interest Income. Interest expense includes interest incurred on our borrowings and capital lease obligations, amortization of debt issuance costs and amortization of discounts and premiums on long-term debt. Interest income is earned primarily on our cash, cash equivalents and short-term investments.
Income Taxes. For the years ended December 31, 2011, 2010 and 2009 we paid no federal income taxes. For the years ended December 31, 2011, 2010 and 2009 we paid $4.5 million, approximately $2.9 million and $3.1 million, respectively, of state income tax.
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

MetroPCS Customer Statistics	Net Additions	Customers
	(In 000s)
2009
Q1	684	6,051
Q2	206	6,256
Q3	66	6,322
Q4	317	6,640
2010
Q1	691	7,331
Q2	303	7,634
Q3	223	7,857
Q4	298	8,155
2011
Q1	726	8,881
Q2	199	9,080
Q3	69	9,149
Q4	198	9,347

Results of Operations
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Year Ended December 31,
	2011	2010	Change
	(in thousands)
REVENUES:
Service revenues	$4,428,208	$3,689,695	20%
Equipment revenues	419,174	379,658	10%
Total revenues	4,847,382	4,069,353	19%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	1,473,836	1,223,931	20%
Cost of equipment	1,439,595	1,093,944	32%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	643,959	621,660	4%
Depreciation and amortization	538,835	449,732	20%
Loss (gain) on disposal of assets	3,619	(38,812)	(109%)
Total operating expenses	4,099,844	3,350,455	22%
Income from operations	$747,538	$718,898	4%
 ————————————

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the year ended December 31, 2011, cost of service includes $3.5 million and selling, general and administrative expenses includes $38.3 million of stock-based compensation expense. For the year ended December 31, 2010, cost of service includes $3.5 million and selling, general and administrative expenses includes $43.0 million of stock-based compensation expense.

Service Revenues. Service revenues increased $738.5 million, or 20%, to approximately $4.4 billion for the year ended December 31, 2011 from approximately $3.7 billion for the year ended December 31, 2010. The increase in service revenues is primarily attributable to net customer additions of approximately 1.2 million customers for the twelve months ended December 31, 2011 as well as a $0.78 increase in average revenue per customer compared to the year ended December 31, 2010.
Equipment Revenues. Equipment revenues increased $39.5 million, or 10%, to $419.2 million for the year ended December 31, 2011 from $379.7 million for the year ended December 31, 2010. The increase is primarily attributable to an increase in upgrade handset sales to existing customers as well as an increase in gross customer additions which led to a $90.2 million increase.  This increase was partially offset by a lower average price of handsets sold accounting for $50.5 million.
Cost of Service. Cost of service increased $249.9 million, or 20%, to approximately $1.5 billion for the year ended December 31, 2011 from approximately $1.2 billion for the year ended December 31, 2010. The increase in cost of service is primarily attributable to a 15% growth in our customer base and the deployment of additional network infrastructure, including network infrastructure for 4G LTE, during the twelve months ended December 31, 2011 as well as additional roaming expenses associated with Metro USA.
Cost of Equipment. Cost of equipment increased $345.7 million, or 32%, to approximately $1.4 billion for the year ended December 31, 2011 from approximately $1.1 billion for the year ended December 31, 2010. The increase is primarily attributable to an increase in handset upgrades by existing customers and an increase in gross customer additions which led to a $192.0 million increase, as well as a higher average cost of handsets accounting for a $151.6 million increase.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $22.3 million, or 4%, to $644.0 million for the year ended December 31, 2011 from $621.7 million for the year ended December 31, 2010. Selling expenses increased by $11.4 million, or 3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in selling expenses is primarily attributable to a $6.9 million increase in employee related costs and a $5.2 million increase in marketing and advertising expenses. General and administrative expenses increased $15.5 million, or 6%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to the growth in our business.

Depreciation and Amortization. Depreciation and amortization expense increased $89.1 million, or 20%, to $538.8 million for the year ended December 31, 2011 from $449.7 million for the year ended December 31, 2010. The increase related primarily to network infrastructure assets placed into service during the twelve months ended December 31, 2011 to support the continued growth and expansion of our network.
Loss (gain) on Disposal of Assets. Loss on disposal of assets was $3.6 million for the year ended December 31, 2011 compared to a gain on disposal of assets of $38.8 million for the year ended December 31, 2010. The loss on disposal of assets during the year ended December 31, 2011 was due primarily to the disposal of assets related to certain network technology that were retired and replaced with newer technology. The gain on disposal of assets during the year ended December 31, 2010 was primarily due to spectrum exchange agreements that were consummated during the period.
Non-Operating Items

	Year Ended December 31,
	2011	2010	Change
	(in thousands)
Interest expense	$261,073	$263,125	(1%)
Loss on extinguishment of debt	9,536	143,626	(93%)
Provision for income taxes	178,346	118,879	50%
Net income	301,310	193,415	56%
Interest Expense. Interest expense decreased $2.0 million, or 1%, to $261.1 million for the year ended December 31, 2011 from $263.1 million for the year ended December 31, 2010.  The decrease in interest expense was primarily attributable to a $36.7 million decrease in interest expense on our senior notes as a result of the redemption of our 9¼% senior notes due 2014, or 9¼% Senior Notes, in late 2010 and the issuance of new senior notes at a lower rate of interest.  This decrease was partially offset by a $37.8 million increase in interest expense on the senior secured credit facility, as amended, as a result of the issuance of a new tranche of term loans in the amount of $500.0 million, or Tranche B-3 Term Loans, in March 2011 as well as the issuance of an additional $1.0 billion of Tranche B-3 Term Loans, or the Incremental Tranche B-3 Term Loans, in May 2011. This increase in interest expense was partially offset by lower interest expense due to the repayment of $535.8 million of existing tranche B-1 term loans, or Tranche B-1 Term Loans, in May 2011.  Our weighted average interest rate decreased to 6.09% for the twelve months ended December 31, 2011 compared to 7.29% for the twelve months ended December 31, 2010.  Average debt outstanding for the twelve months ended December 31, 2011 and 2010 was approximately $4.2 billion and $3.6 billion, respectively.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $9.5 million for the year ended December 31, 2011 was due to the repayment of $535.8 million in outstanding principal under the Tranche B-1 Term Loans in May 2011. The loss on extinguishment of debt of $143.6 million for the year ended December 31, 2010 was due to the redemption of $1.95 billion of outstanding aggregate principal amount of the 9¼% Senior Notes during the year ended December 31, 2010.
Provision for Income Taxes. Income tax expense was $178.3 million and $118.9 million for the years ended December 31, 2011 and 2010, respectively. The effective tax rate was 37.2% and 38.1% for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to net state and local taxes, tax credits and state legislative changes. For the year ended December 31, 2010, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits and non-deductible expenses. Provision for income taxes for the years ended December 31, 2011 and 2010 include a benefit of $4.8 million and $6.9 million, respectively, related to income tax credits.

Net Income. Net income increased $107.9 million, or 56%, to $301.3 million for the year ended December 31, 2011 compared to $193.4 million for the year ended December 31, 2010. The increase was primarily attributable to a 93% decrease in loss on extinguishment of debt and an increase in income from operations, partially offset by a 50% increase in provision for income taxes.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating Items

Set forth below is a summary of certain financial information for the periods indicated:

	Year Ended December 31,
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
 _____________________________
** Not meaningful.

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the year ended December 31, 2010, cost of service includes $3.5 million and selling, general and administrative expenses includes $43.0 million of stock-based compensation expense. For the year ended December 31, 2009, cost of service includes $4.2 million and selling, general and administrative expenses includes $43.6 million of stock-based compensation expense.

Service Revenues. Service revenues increased $559.3 million, or 18%, to approximately $3.7 billion for the year ended December 31, 2010 from approximately $3.1 billion for the year ended December 31, 2009. The increase in service revenues is primarily attributable to net customer additions of 1.5 million customers for the twelve months ended December 31, 2010.

Equipment Revenues. Equipment revenues increased $29.5 million, or 8%, to $379.6 million for the year ended December 31, 2010 from $350.1 million for the year ended December 31, 2009. The increase is primarily attributable to an increase in upgrade handset sales to existing customers accounting for $85.9 million. This increase was partially offset by lower average price of handsets activated reducing equipment revenues by $17.7 million coupled with $42.2 million that would have been recognized as service revenues but was classified as equipment revenues during the year ended December 31, 2009, in accordance with ASC 605, because the consideration received from customers was less than the fair value of promotionally priced handsets.

Cost of Service. Cost of service increased $103.9 million, or 9%, to $1.2 billion for the year ended December 31, 2010 from $1.1 billion for the year ended December 31, 2009. The increase in cost of service is primarily attributable to the 23% growth in our customer base and the deployment of additional network infrastructure, including network infrastructure for 4G LTE, during the twelve months ended December 31, 2010 and costs associated with our unlimited international calling product.

Cost of Equipment. Cost of equipment increased $209.7 million, or 24%, to approximately $1.1 billion for the year ended December 31, 2010 from $884.3 million for the year ended December 31, 2009. The increase is primarily attributable to higher upgrade handset costs to existing customers which led to a $248.2 million increase, partially offset by a decrease in gross customer additions accounting for a $37.3 million decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $54.0 million, or 9%, to $621.7 million for the year ended December 31, 2010 from $567.7 million for the year ended December 31, 2009. Selling expenses increased by $28.3 million, or 9%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in selling expenses is primarily attributable to a $37.0 million increase in marketing and advertising expenses as well as a $4.4 million increase in employee related costs to support our growth. These increases were partially offset by a $13.1 million decrease in MetroFLASH® expense. General and administrative expenses increased $26.2 million, or 12%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to the growth in our business.

Depreciation and Amortization. Depreciation and amortization expense increased $71.9 million, or 19%, to $449.7 million for the year ended December 31, 2010 from $377.8 million for the year ended December 31, 2009. The increase related primarily to an increase in network infrastructure assets placed into service during the twelve months ended December 31, 2010 to support the continued growth and expansion of our network.

Gain on Disposal of Assets. Gain on disposal of assets increased $34.1 million to $38.8 million for the year ended December 31, 2010 from $4.7 million for the year ended December 31, 2009. The increase in the gain on disposal of assets was primarily due to spectrum exchange agreements consummated during the year ended December 31, 2010, partially offset by a loss on disposal of assets related to certain network technology that was retired and replaced with newer technology during the year ended December 31, 2010.

Non-Operating Items

	Year Ended December 31,
	2010	2009	Change
	(in thousands)
Interest expense	$263,125	$270,285	(3%)
Loss on extinguishment of debt	143,626	—	100%
Provision for income taxes	118,879	86,835	37%
Net income	193,415	176,844	9%

Interest Expense. Interest expense decreased $7.2 million, or 3%, to $263.1 million for the year ended December 31, 2010 from $270.3 million for the year ended December 31, 2009. The decrease in interest expense was primarily attributable to a $28.1 million reduction in interest expense on the senior secured credit facility as a result of a lower weighted average annual interest rate due to the interest rate protection agreements that were effective on February 1, 2010, partially offset by a decrease in capitalized interest of $13.0 million. Our weighted average interest rate decreased to 7.29% for the twelve months ended December 31, 2010 compared to 8.23% for the twelve months ended December 31, 2009.  Average debt outstanding for the twelve months ended December 31, 2010 and 2009 was approximately $3.6 billion and $3.5 billion, respectively.

Loss on Extinguishment of Debt. The loss on extinguishment of debt of $143.6 million for the year ended December 31, 2010 was due to the redemption of $1.95 billion of outstanding aggregate principal amount of the 9¼% Senior Notes due 2014 during the year ended December 31, 2010.

Provision for Income Taxes.  Income tax expense was $118.9 million and $86.8 million for the years ended December 31, 2010 and 2009, respectively.  The effective tax rate was 38.1% and 32.9% for the year ended December 31, 2010 and 2009, respectively.  For the years ended December 31, 2010 and 2009, our effective rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, non-deductible expenses, valuation allowance on impairment on investment securities and a net change in uncertain tax positions. Provision for income taxes for the year ended December 31, 2010 includes a benefit of $6.9 million related to income tax credits. Provision for income taxes for the year ended December 31, 2009 includes a net decrease in a state unrecognized tax benefit of $18.1 million due to the expiration of a statute of limitations.

Net Income. Net income increased $16.6 million, or 9%, to $193.4 million for the year ended December 31, 2010 compared to $176.8 million for the year ended December 31, 2009. The increase was primarily attributable to a 34% increase in income from operations combined with a 3% decrease in interest expense, partially offset by a 37% increase in provision for income taxes and a loss on extinguishment of debt.

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

The following table shows metric information for the year ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Customers:
End of period	9,346,659	8,155,110	6,639,524
Net additions	1,191,549	1,515,586	1,272,691
Churn:
Average monthly rate	3.8%	3.6%	5.5%
ARPU	$40.57	$39.79	$40.68
CPGA	$173.11	$157.26	$145.79
CPU	$19.56	$18.49	$17.23
Adjusted EBITDA (in thousands)	$1,331,783	$1,176,355	$956,244
Customers. Net customer additions were 1,191,549 for the year ended December 31, 2011, compared to 1,515,586 for the year ended December 31, 2010. Total customers were 9,346,659 as of December 31, 2011, an increase of 15% over the customer total as of December 31, 2010. The increase in total customers is primarily attributable to the continued demand for our service offerings. Net customer additions were 1,515,586 for the year ended December 31, 2010, compared to 1,272,691 for the year ended December 31, 2009. Total customers were 8,155,110 as of December 31, 2010, an increase of 23% over the customer total as of December 31, 2009. The increase in total customers is primarily attributable to the continued demand for our service offerings.
Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the year ended December 31, 2011 was 3.8%, compared to 3.6% for the year ended December 31, 2010. The increase in churn was primarily driven by an increase in gross additions, adjusted for false churn, in the first nine months of 2011 over the first nine months of 2010, and we believe continued economic pressures on our subscribers as well as increased data demands on our CDMA network driven by Android penetration. Churn for the year ended December 31, 2010 was 3.6%, compared to 5.5% for the year ended December 31, 2009. The decrease in churn was primarily related to the acceptance of our Wireless for All tax and regulatory fee inclusive service plans including a decline in false churn as we no longer offer the first month of service for free. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”
Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.57 and $39.79 for the year ended December 31, 2011 and 2010, respectively, an increase of $0.78. The $0.78 increase in ARPU was primarily attributable to the continued demand for our Wireless for All and 4G LTE service plans offset by an increase in family plan penetration from 32% of our customer base in 2010 to 45% of our customer base in 2011. ARPU was $40.68 for the year ended December 31, 2009. The $0.89 decrease in ARPU for the year ended December 31, 2010 was primarily attributable to the new Wireless for All service plans that were introduced in January 2010, which include all applicable taxes and regulatory fees. This decrease was partially offset by our unlimited international calling plan that launched in June 2009.
Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $173.11 for the year ended December 31, 2011 from $157.26 for the year ended December 31, 2010. The increase in CPGA for the year ended December 31, 2011, when compared to the same period in 2010, was primarily driven by increased promotional activities. CPGA costs increased to $157.26 for the year ended December 31, 2010 from $145.79 for the year ended December 31, 2009. This increase in CPGA was primarily driven by various promotional activities as well as lower gross additions.
Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the year ended December 31, 2011 and 2010 was $19.56 and $18.49, respectively. The $1.07 increase in CPU for the year ended December 31, 2011 was primarily driven by the increase in retention expense related to existing customers, costs associated with our 4G LTE network upgrade and roaming expenses associated with Metro USA, offset by the continued scaling of our business. CPU for the year ended December 31, 2009 was $17.23. The $1.26 increase in CPU for the year ended December 31, 2010 was primarily driven by the increase in handset subsidies for upgrades by existing customers, the inclusion of regulatory fees in our Wireless for All service plans as well as costs associated with our 4G LTE network upgrade.

Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; stock-based compensation expense; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; minus interest and other income and non-cash items increasing consolidated net income. Adjusted EBITDA for the year ended December 31, 2011 increased to approximately $1.3 billion from approximately $1.2 billion for the year ended December 31, 2010 and $956.2 million for the year ended December 31, 2009.
The following table shows consolidated quarterly metric information for the years ended December 31, 2010 and 2011.

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Customers:
End of period	7,331,126	7,634,135	7,857,384	8,155,110	8,881,055	9,079,865	9,149,249	9,346,659
Net additions	691,602	303,009	223,249	297,726	725,945	198,810	69,384	197,410
Churn:
Average monthly rate	3.7%	3.3%	3.8%	3.5%	3.1%	3.9%	4.5%	3.7%
ARPU	$39.83	$39.84	$39.69	$39.79	$40.42	$40.49	$40.80	$40.55
CPGA	$146.18	$164.29	$160.54	$161.88	$157.28	$177.88	$193.95	$165.79
CPU	$18.79	$17.90	$18.47	$18.83	$19.79	$18.94	$19.52	$20.00
Adjusted EBITDA (in thousands)	$223,620	$322,332	$315,175	$315,230	$285,211	$357,293	$327,321	$361,958
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

Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. ARPU for the years ended December 31, 2010 and 2009 includes approximately $0.8 million and $42.9 million, respectively, that would have been recognized as service revenues but were classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets. The following tables reconcile total revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU.

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$4,428,208	$3,689,695	$3,130,385
Add: Impact to service revenues of promotional activity	—	778	42,931
Less: Pass through charges	(81,060)	(91,167)	(173,099)
Net service revenues	$4,347,148	$3,599,306	$3,000,217
Divided by: Average number of customers	8,929,898	7,538,895	6,145,414
ARPU	$40.57	$39.79	$40.68

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$853,283	$922,137	$942,251	$972,024
Add: Impact to service revenues of promotional activity	778	—	—	—
Less: Pass through charges	(23,745)	(24,189)	(21,270)	(21,963)
Net service revenues	$830,316	$897,948	$920,981	$950,061
Divided by: Average number of customers	6,949,153	7,513,202	7,734,525	7,958,700
ARPU	$39.83	$39.84	$39.69	$39.79

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$1,050,217	$1,113,292	$1,131,054	$1,133,645
Less: Pass through charges	(21,275)	(20,735)	(19,785)	(19,264)
Net service revenues	$1,028,942	$1,092,557	$1,111,269	$1,114,381
Divided by: Average number of customers	8,485,035	8,994,405	9,079,982	9,160,172
ARPU	$40.42	$40.49	$40.80	$40.55
CPGA — We utilize CPGA to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also allows us to compare our average acquisition costs per new customer to those of other wireless broadband mobile providers, although other providers may calculate this measure differently. Equipment revenues related to new customers, adjusted for the impact to service revenues of promotional activity, are deducted from selling expenses in this calculation as they represent amounts paid by customers at the time their service is activated that reduce our acquisition cost of those customers. Additionally, equipment costs associated with existing customers, net of related revenues, are excluded as this measure is intended to reflect only the acquisition costs related to new customers. The following tables reconcile total costs used in the calculation of CPGA to selling expenses, which we consider to be the most directly comparable GAAP financial measure to CPGA.

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$342,019	$330,593	$302,275
Less: Equipment revenues	(419,174)	(379,658)	(350,130)
Add: Impact to service revenues of promotional activity	—	778	42,931
Add: Equipment revenue not associated with new customers	261,271	225,115	169,929
Add: Cost of equipment	1,439,595	1,093,944	884,272
Less: Equipment costs not associated with new customers	(704,257)	(520,972)	(275,793)
Gross addition expenses	$919,454	$749,800	$773,484
Divided by: Gross customer additions	5,311,276	4,768,011	5,305,505
CPGA	$173.11	$157.26	$145.79

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$89,146	$86,194	$73,380	$81,872
Less: Equipment revenues	(117,220)	(90,399)	(78,538)	(93,502)
Add: Impact to service revenues of promotional activity	778	—	—	—
Add: Equipment revenue not associated with new customers	63,313	54,392	54,201	53,210
Add: Cost of equipment	313,738	235,354	256,265	288,587
Less: Equipment costs not associated with new customers	(134,744)	(113,377)	(128,016)	(144,834)
Gross addition expenses	$215,011	$172,164	$177,292	$185,333
Divided by: Gross customer additions	1,470,865	1,047,898	1,104,350	1,144,898
CPGA	$146.18	$164.29	$160.54	$161.88

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$91,863	$78,522	$88,702	$82,933
Less: Equipment revenues	(144,160)	(96,161)	(74,334)	(104,519)
Add: Equipment revenue not associated with new customers	75,234	59,355	58,026	68,655
Add: Cost of equipment	409,262	342,534	343,473	344,326
Less: Equipment costs not associated with new customers	(192,202)	(159,931)	(163,610)	(188,514)
Gross addition expenses	$239,997	$224,319	$252,257	$202,881
Divided by: Gross customer additions	1,525,880	1,261,091	1,300,611	1,223,694
CPGA	$157.28	$177.88	$193.95	$165.79

CPU — We utilize CPU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CPU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless broadband mobile providers. We believe investors use CPU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless broadband mobile providers, although other providers may calculate this measure differently. The following tables reconcile total costs used in the calculation of CPU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CPU.

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$1,473,836	$1,223,931	$1,120,052
Add: General and administrative expense	301,940	291,067	265,455
Add: Net loss on equipment transactions unrelated to initial customer acquisition	442,986	295,857	105,864
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(41,791)	(46,537)	(47,783)
Less: Pass through charges	(81,060)	(91,167)	(173,099)
Total costs used in the calculation of CPU	$2,095,911	$1,673,151	$1,270,489
Divided by: Average number of customers	8,929,898	7,538,895	6,145,414
CPU	$19.56	$18.49	$17.23

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$284,652	$308,168	$313,688	$317,423
Add: General and administrative expense	70,763	72,406	74,051	73,848
Add: Net loss on equipment transactions unrelated to initial customer acquisition	71,431	58,985	73,815	91,624
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(11,416)	(11,918)	(11,770)	(11,434)
Less: Pass through charges	(23,745)	(24,189)	(21,270)	(21,963)
Total costs used in the calculation of CPU	$391,685	$403,452	$428,514	$449,498
Divided by: Average number of customers	6,949,153	7,513,202	7,734,525	7,958,700
CPU	$18.79	$17.90	$18.47	$18.83

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$341,417	$366,030	$382,033	$384,356
Add: General and administrative expense	77,908	76,034	73,757	74,240
Add: Net loss on equipment transactions unrelated to initial customer acquisition	116,968	100,576	105,584	119,859
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(11,284)	(10,960)	(9,898)	(9,649)
Less: Pass through charges	(21,275)	(20,735)	(19,785)	(19,264)
Total costs used in the calculation of CPU	$503,734	$510,945	$531,691	$549,542
Divided by: Average number of customers	8,485,035	8,994,405	9,079,982	9,160,172
CPU	$19.79	$18.94	$19.52	$20.00

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
We believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance and that this metric facilitates comparisons with other wireless communications companies. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management also uses Adjusted EBITDA to measure, from period-to-period, our ability to provide cash flows to meet future debt services, capital expenditures and working capital requirements and fund future growth. The following tables illustrate the calculation of Adjusted EBITDA and reconcile Adjusted EBITDA to net income and cash flows from operating activities, which we consider to be the most directly comparable GAAP financial measures to Adjusted EBITDA.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$301,310	$193,415	$176,844
Adjustments:
Depreciation and amortization	538,835	449,732	377,856
Loss (gain) on disposal of assets	3,619	(38,812)	(4,683)
Stock-based compensation expense	41,791	46,537	47,783
Interest expense	261,073	263,125	270,285
Interest income	(2,028)	(1,954)	(2,870)
Other (income) expense, net	(699)	1,807	1,808
Impairment loss on investment securities	—	—	2,386
Loss on extinguishment of debt	9,536	143,626	—
Provision for income taxes	178,346	118,879	86,835
Adjusted EBITDA	$1,331,783	$1,176,355	$956,244

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$22,661	$79,915	$77,287	$13,552
Adjustments:
Depreciation and amortization	107,801	109,302	113,804	118,826
(Gain) loss on disposal of assets	(828)	2,700	(18,333)	(22,351)
Stock-based compensation expense	11,416	11,918	11,770	11,434
Interest expense	67,482	65,503	65,726	64,415
Interest income	(464)	(392)	(497)	(601)
Other (income) expense, net	455	479	462	411
Loss on extinguishment of debt	—	—	15,590	128,035
Provision for income taxes	15,097	52,907	49,366	1,509
Adjusted EBITDA	$223,620	$322,332	$315,175	$315,230

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$56,378	$84,335	$69,326	$91,271
Adjustments:
Depreciation and amortization	128,695	134,525	139,309	136,306
(Gain) loss on disposal of assets	(105)	1,553	1,283	888
Stock-based compensation expense	11,284	10,960	9,898	9,649
Interest expense	56,561	66,980	69,511	68,021
Interest income	(515)	(511)	(531)	(471)
Other (income) expense, net	(255)	(186)	(93)	(164)
Loss on extinguishment of debt	—	9,536	—	—
Provision for income taxes	33,168	50,101	38,618	56,458
Adjusted EBITDA	$285,211	$357,293	$327,321	$361,958

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$1,061,808	$994,500	$899,349
Adjustments:
Interest expense	261,073	263,125	270,285
Non-cash interest expense	(6,595)	(13,264)	(11,309)
Interest income	(2,028)	(1,954)	(2,870)
Other (income) expense, net	(699)	1,807	1,808
Other non-cash expense	—	(1,929)	(1,567)
Provision for uncollectible accounts receivable	(518)	(2)	(199)
Deferred rent expense	(18,828)	(21,080)	(24,222)
Cost of abandoned cell sites	(1,099)	(2,633)	(8,286)
Gain on sale and maturity of investments	493	566	644
Accretion of asset retirement obligations	(5,224)	(3,063)	(5,111)
Provision for income taxes	178,346	118,879	86,835
Deferred income taxes	(174,617)	(115,478)	(110,161)
Changes in working capital	39,671	(43,119)	(138,952)
Adjusted EBITDA	$1,331,783	$1,176,355	$956,244

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$225,032	$112,418	$341,940	$315,109
Adjustments:
Interest expense	67,482	65,503	65,726	64,415
Non-cash interest expense	(3,134)	(3,277)	(3,637)	(3,215)
Interest income	(464)	(392)	(497)	(601)
Other (income) expense, net	455	479	462	411
Other non-cash expense	(470)	(492)	(492)	(474)
Recovery of (provision for) uncollectible accounts receivable	28	(86)	19	36
Deferred rent expense	(5,535)	(5,380)	(4,733)	(5,432)
Cost of abandoned cell sites	(535)	(367)	(547)	(1,183)
Gain on sale and maturity of investments	129	89	123	226
Reduction (accretion) of asset retirement obligations	113	(1,399)	(1,487)	(292)
Provision for income taxes	15,097	52,907	49,366	1,509
Deferred income taxes	(14,177)	(51,523)	(48,405)	(1,372)
Changes in working capital	(60,401)	153,852	(82,663)	(53,907)
Adjusted EBITDA	$223,620	$322,332	$315,175	$315,230

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$138,313	$343,786	$271,560	$308,149
Adjustments:
Interest expense	56,561	66,980	69,511	68,021
Non-cash interest expense	(1,993)	(2,022)	(2,125)	(454)
Interest income	(515)	(511)	(531)	(471)
Other (income) expense, net	(255)	(186)	(93)	(164)
Provision for uncollectible accounts receivable	(166)	(95)	(121)	(137)
Deferred rent expense	(4,094)	(3,738)	(5,626)	(5,278)
Cost of abandoned cell sites	(56)	(323)	(270)	(450)
Gain on sale and maturity of investments	168	151	122	52
Accretion of asset retirement obligations	(1,313)	(1,449)	(1,436)	(1,026)
Provision for income taxes	33,168	50,101	38,618	56,458
Deferred income taxes	(32,257)	(49,138)	(37,895)	(55,327)
Changes in working capital	97,650	(46,263)	(4,393)	(7,415)
Adjusted EBITDA	$285,211	$357,293	$327,321	$361,958
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At December 31, 2011, we had a total of approximately $2.2 billion in cash, cash equivalents and short-term investments, an increase of $1.1 billion since December 31, 2010. The increase in cash, cash equivalents and short-term investments is due to various financing activities as detailed below. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, we have adequate liquidity, cash flow and financial flexibility to fund our operations for the near-term.
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

In November 2010, Wireless completed the redemption of the remaining outstanding 9 1/4% Senior Notes.
In March 2011, Wireless entered into an Amendment and Restatement, or the New Amendment, which further amended and restated the senior secured credit facility to, among other things, provide for the Tranche B-3 Term Loans, which will mature in March 2018 and have an interest rate of LIBOR plus 3.75%. The New Amendment also increases the interest rate on the existing Tranche B-2 Term Loans under the senior secured credit facility, as amended, to LIBOR plus 3.821%. In addition, the aggregate amount of the revolving credit facility was increased from $67.5 million to $100.0 million and the maturity of the revolving credit facility was extended to March 2016. The New Amendment modified certain limitations under the senior secured credit facility, as amended, including limitations on our ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. In addition, Wireless is no longer subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio. However, under certain circumstances, we could be subject to certain financial covenants that contain ratios based on consolidated Adjusted EBITDA as defined by the senior secured credit facility, as amended. Under the New Amendment, the definition of consolidated Adjusted EBITDA has changed and no longer excludes interest and other income.
In May 2011, Wireless entered into an Incremental Commitment Agreement, or the Incremental Agreement, which supplements the New Amendment to provide for the Incremental Tranche B-3 Term Loans which amount was borrowed on May 10, 2011. The Incremental Tranche B-3 Term Loans have an interest rate of LIBOR plus 3.75% and will mature in March 2018. The Incremental Tranche B-3 Term Loans are repayable in quarterly installments of $2.5 million. A portion of the proceeds from the Incremental Tranche B-3 Term Loans were used to prepay the $535.8 million in outstanding principal under the Tranche B-1 Term Loans, with the remaining proceeds to be used for general corporate purposes, including opportunistic spectrum acquisitions. The net proceeds from the Incremental Tranche B-3 Term Loans were $455.5 million after prepayment of the Tranche B-1 Term Loans, underwriter fees, other debt issuance costs of approximately $7.9 million. The Incremental Agreement did not modify the interest rate, maturity date or any of the other terms of the New Amendment applicable to the Tranche B-2 Term Loans or the existing Tranche B-3 Term Loans.
Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as operating segments. We are seeking opportunities to enhance our current operating segments and to provide service in new geographic areas generally adjacent to existing coverage areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund planned capital investments including geographical expansion.
The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction, increasing the capacity, or upgrade of our network infrastructure, including network infrastructure for 4G LTE, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the years ended December 31, 2011, 2010 and 2009 were $889.8 million, $790.4 million and $831.7 million, respectively. The expenditures for the years ended December 31, 2011 and 2010 were primarily associated with our efforts to increase the service area and capacity of our existing network and the upgrade of our network to 4G LTE. The expenditures for the year ended December 31, 2009 were primarily associated with the construction of the network infrastructure in the Philadelphia, New York and Boston metropolitan areas and our efforts to increase the service area and capacity of our existing network. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers resulting in increased revenues.
As of December 31, 2011, we owed an aggregate of approximately $4.5 billion under our senior secured credit facility, as amended, 7 7/8% Senior Notes and 6 5/8% Senior Notes, as well as $281.2 million under our capital lease obligations.
Operating Activities
Cash provided by operating activities increased $67.3 million to approximately $1.1 billion during the year ended December 31, 2011 from $994.5 million for the year ended December 31, 2010. The increase is primarily attributable to a 56% increase in net income for the year ended December 31, 2011 compared to the same period in 2010, partially offset by an decrease in cash flows provided by changes in working capital during the year ended December 31, 2011 compared to the same period in 2010.

Cash provided by operating activities increased $95.2 million to $994.5 million during the year ended December 31, 2010 from $899.3 million for the year ended December 31, 2009. The increase is primarily attributable to an increase in operating income during the year ended December 31, 2010, partially offset by a decrease in cash flows provided by changes in working capital during the year ended December 31, 2010 compared to the same period in 2009.

Cash provided by operating activities increased $451.9 million to $899.3 million during the year ended December 31, 2009 from $447.5 million for the year ended December 31, 2008. The increase was primarily attributable to an increase in cash flows from working capital changes and an increase in operating income during the year ended December 31, 2009 compared to the same period in 2008.
Investing Activities
Cash used in investing activities was $886.9 million during the year ended December 31, 2011 compared to $950.4 million during the year ended December 31, 2010. Cash flows provided by net purchases of short-term investments increased $224.6 million for the year ended December 31, 2011 compared to the same period in 2010, partially offset by a $99.4 million increase in purchases of property and equipment and a $90.0 million increase in cash outflows from changes in prepaid purchases of property and equipment.

Cash used in investing activities was $950.4 million during the year ended December 31, 2010 compared to approximately $1.1 billion during the year ended December 31, 2009. The decrease was due primarily to a $74.8 million decrease in net purchases and maturities of short-term investments during the year ended December 31, 2010, coupled with a $61.3 million increase in cash flows from changes in prepaid purchases of property and equipment and a $41.3 million decrease in purchases of property and equipment.

Cash used in investing activities was approximately $1.1 billion during the year ended December 31, 2009 compared to approximately $1.3 billion during the year ended December 31, 2008. The decrease was due primarily to a $313.0 million decrease in purchases of FCC licenses as well as a $122.9 million decrease in purchases of property and equipment, partially offset by an approximate $224.2 million increase in net purchases of short-term investments.
Financing Activities
Cash provided by financing activities was $971.8 million during the year ended December 31, 2011 compared to cash used in financing activities of $176.9 million during the year ended December 31, 2010. The increase was due primarily to $961.7 million in net proceeds from debt issuance during the year ended December 31, 2011 compared to $47.4 million in net retirement of long-term debt during the same period in 2010 as well as a $86.2 million increase in cash provided by changes in book overdraft and a $49.0 million increase in proceeds from exercise of stock options.

Cash used in financing activities was $176.9 million during the year ended December 31, 2010 compared to cash provided by financing activities of $449.0 million during the year ended December 31, 2009. The decrease during 2010 was mainly attributable to $2.0 billion in cash used for the redemption of the 9¼% Senior Notes as well as a $62.4 million decrease in book overdraft, partially offset by a net $1.5 billion increase in proceeds from the issuance of senior notes.

Cash provided by financing activities was $449.0 million during the year ended December 31, 2009 compared to $74.5 million during the year ended December 31, 2008. The increase was due primarily to $480.3 million in net proceeds from the issuance of additional 9¼% Senior Notes in January 2009, partially offset by a $99.7 million decrease in book overdraft.

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
In July 2010, Wireless entered into the Amendment which amended and restated the senior secured credit facility to, among other things, extend the maturity of the Tranche B-2 Term Loans under the senior secured credit facility to November 2016 as well as increase the interest rate to the London Inter Bank Offered Rate, or LIBOR, plus 3.50% on the extended portion only and reduce the revolving credit facility from $100.0 million to $67.5 million.
In March 2011, Wireless entered into the New Amendment which further amends and restates the senior secured credit facility, as amended, to, among other things, provide for the Tranche B-3 Term Loans, which will mature in March 2018 and have an interest rate of LIBOR plus 3.75%. The New Amendment also increases the interest rate on the existing Tranche B-2 Term Loans under the senior secured credit facility, as amended, to LIBOR plus 3.821%. In addition, the aggregate amount of the revolving credit facility was increased from $67.5 million to $100.0 million and the maturity of the revolving credit facility was extended to March 2016. The New Amendment modified certain limitations under the senior secured credit facility, as amended, including limitations on our ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. In addition, Wireless is no longer subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio. However, under certain circumstances, we could be subject to certain financial covenants that contain ratios based on consolidated Adjusted EBITDA as defined by the senior secured credit facility, as amended. Under the New Amendment, the definition of consolidated Adjusted EBITDA has changed and no longer excludes interest and other income.

In May 2011, Wireless entered into the Incremental Agreement which supplements the New Amendment to provide for the Incremental Tranche B-3 Term Loans which amount was borrowed on May 10, 2011. The Incremental Tranche B-3 Term Loans have an interest rate of LIBOR plus 3.75% and will mature in March 2018. The Incremental Tranche B-3 Term Loans are repayable in quarterly installments of $2.5 million. A portion of the proceeds from the Incremental Tranche B-3 Term Loans were used to prepay the $535.8 million in outstanding principal under the Tranche B-1 Term Loans, with the remaining proceeds to be used for general corporate purposes, including opportunistic spectrum acquisitions. The net proceeds from the Incremental Tranche B-3 Term Loans were $455.5 million after prepayment of the Tranche B-1 Term Loans, underwriter fees, other debt issuance costs of approximately $7.9 million. The Incremental Agreement did not modify the interest rate, maturity date or any of the other terms of the New Amendment applicable to the Tranche B-2 Term Loans or the existing Tranche B-3 Term Loans.

The facilities under the senior secured credit agreement, as amended, are guaranteed by MetroPCS Communications, Inc., MetroPCS, Inc. and each of Wireless' direct and indirect present and future wholly-owned domestic subsidiaries. The senior secured credit facility, as amended, contains customary events of default, including cross defaults. The obligations under the senior secured credit facility are also secured by the capital stock of Wireless as well as substantially all of the present and future assets of Wireless and each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions).

In March 2009, Wireless entered into three separate two-year interest rate protection agreements to manage the Company's interest rate risk exposure under the senior secured credit facility, as amended. These agreements were effective on February 1, 2010 and covered a notional amount of $1.0 billion and effectively converted this portion of Wireless' variable rate debt to fixed rate debt at a weighted average annual rate of 5.927%. These agreements expired on February 1, 2012.

In October 2010, Wireless entered into three separate two-year interest rate protection agreements to manage the Company's interest rate risk exposure under the senior secured credit facility, as amended. These agreements were effective on February 1, 2012 and cover a notional amount of $950.0 million and effectively convert this portion of Wireless' variable rate debt to fixed rate debt at a weighted average annual rate of 4.908%. The monthly interest settlement periods began on February 1, 2012. These agreements expire on February 1, 2014.
In April 2011, Wireless entered into three separate three-year interest rate protection agreements to manage its interest rate risk exposure under the senior secured credit facility, as amended. These agreements were effective on April 15, 2011 and cover a notional amount of $450.0 million and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 5.242%. The monthly interest settlement periods began on April 15, 2011. These agreements expire on April 15, 2014.

9¼% Senior Notes Due 2014

In November 2006, Wireless consummated the sale of $1.0 billion principal amount of its 9¼% senior notes due 2014, or initial notes. On June 6, 2007, Wireless consummated the sale of an additional $400.0 million of 9¼% Senior Notes due 2014, or the additional notes. The initial notes and the additional notes are referred to together as the existing 9¼% senior notes. On January 20, 2009, Wireless consummated the sale of additional 9¼% Senior Notes, or New 9¼% Senior Notes, resulting in net proceeds of $480.3 million. The existing 9¼% senior notes together with the New 9¼% Senior Notes are referred to herein as the 9¼% Senior Notes. In September 2010, Wireless completed a cash tender offer to redeem $313.1 million of outstanding aggregate principal amount of the existing 9¼% Senior Notes at a price equal to 104.625% for total cash consideration of $327.5 million. In November 2010, Wireless completed the redemption of the remaining $1.6 billion in outstanding aggregate principal amount of the 9¼% Senior Notes at a price equal to 104.625% for total cash consideration of $1.7 billion.

7 7/8% Senior Notes due 2018

In September 2010, Wireless consummated the sale of $1.0 billion of principal amount of 7 7/8% Senior Notes. The terms of the 7 7/8% Senior Notes are governed by the indenture, the first supplemental indenture, dated September 21, 2010, and the third supplemental indenture, dated December 23, 2010, among Wireless, the guarantors party thereto and the trustee. The net proceeds of the sale of the 7 7/8% Senior Notes were $974.0 million after underwriter fees, discounts and other debt issuance costs of $26.0 million.

6 5/8% Senior Notes due 2020

In November 2010, Wireless consummated the sale of $1.0 billion of principal amount of 6 5/8% Senior Notes. The terms of the 6 5/8% Senior Notes are governed by the indenture, the second supplemental indenture, dated November 17, 2010, and the fourth supplemental indenture, dated December 23, 2010, among Wireless, the guarantor's party thereto and the trustee. The net proceeds of the sale of the 6 5/8% Senior Notes were $988.1 million after underwriter fees, discounts and other debt issuance costs of approximately $11.9 million.

Capital Lease Obligations
We have entered into various non-cancelable capital lease agreements, with expirations through 2026. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense. As of December 31, 2011, we had approximately $281.2 million of capital lease obligations, with approximately $8.1 million and $273.1 million recorded in current maturities of long-term debt and long-term debt, respectively.
Capital Expenditures and Other Asset Acquisitions and Dispositions
Capital Expenditures. We currently expect to incur capital expenditures in the range of $900.0 million to $1.0 billion on a consolidated basis for the year ending December 31, 2012.
During the year ended December 31, 2011, we incurred $889.8 million in capital expenditures. These capital expenditures were primarily associated with our efforts to increase the service area and capacity of our existing CDMA network and the upgrade of our network to 4G LTE.

During the year ended December 31, 2010, we incurred $790.4 million in capital expenditures. These capital expenditures were primarily associated with our efforts to increase the service area and capacity of our existing CDMA network and the upgrade of our network to 4G LTE in select metropolitan areas.

During the year ended December 31, 2009, we incurred $831.7 million in capital expenditures. These capital expenditures were primarily for the expansion and improvement of our existing CDMA network infrastructure and costs associated with the construction of new markets.
Other Acquisitions and Dispositions. During the year ended December 31, 2009 we closed on various agreements for the acquisition and exchange of spectrum in the net aggregate amount of $14.6 million in cash.

During the year ended December 31, 2009, we received $52.3 million in fair value of FCC licenses in exchanges with other parties.

During the year ended December 31, 2010, we closed on various agreements for the exchange of spectrum in the net aggregate amount of $3.0 million in cash. The spectrum exchanges resulted in a gain on disposal of assets in the amount of $45.8 million.
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

Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual obligations as of December 31, 2011. Also, see Note 11 to our annual consolidated financial statements included elsewhere in this report.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations:
Long-term debt, including current portion	$4,471,916	$25,390	$50,780	$983,246	$3,412,500
Interest expense on long-term debt(1)	1,705,268	259,906	504,194	478,798	462,370
Purchase obligations (2)	181,590	157,907	11,938	11,745	—
Contractual tax obligations (3)	6,084	6,084	—	—	—
Capital lease obligations	520,802	34,333	71,755	76,126	338,588
Operating leases	2,602,739	339,765	687,464	656,851	918,659
Total cash contractual obligations	$9,488,399	$823,385	$1,326,131	$2,206,766	$5,132,117
————————————

(1)
Interest expense on long-term debt includes future interest payments on outstanding obligations under our senior secured credit facility, as amended, 7 7/8% Senior Notes and the 6 5/8% Senior Notes. The senior secured credit facility, as amended, bears interest at a floating rate tied to a fixed spread to LIBOR. The interest expense for the senior secured credit facility, as amended, presented in this table is based on rates at December 31, 2011 and includes the impact of our interest rate protection agreements.

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

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," addressing how to measure fair value and what disclosures to provide about fair value measurements. This amendment is largely consistent with the existing GAAP guidance, but aligned the international guidance and eliminated unnecessary wording differences between GAAP and International Financial Reporting Standards ("IFRS"). The amendment is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The implementation of this standard will not affect the Company's financial condition, results of operations, or cash flows.

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

As of December 31, 2011, we had approximately $2.5 billion in outstanding indebtedness under our senior secured credit facility, as amended, that bears interest at floating rates based on LIBOR plus 3.821% for the Tranche B-2 Term Loans and LIBOR plus 3.75% for the Tranche B-3 Term Loans and Incremental Tranche B-3 Term Loans. The interest rate on the outstanding debt under our senior secured credit facility, as amended, as of December 31, 2011 was 5.065%, which includes the impact of our interest rate protection agreements. In March 2009, we entered into three separate two-year interest rate protection agreements to manage the Company's interest rate risk exposure. These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.927%. The monthly interest settlement periods began on February 1, 2010. These agreements expired on February 1, 2012.  In April 2011, we entered into three separate three-year interest rate protection agreements to manage the Company's interest rate risk exposure under our senior secured credit facility, as amended.  These agreements were effective on April 15, 2011 and cover a notional amount of $450.0 million and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.242%.  The monthly interest settlement periods began on April 15, 2011.  These agreements expire on April 15, 2014.  If market LIBOR rates increase 100 basis points over the rates in effect at December 31, 2011, annual interest expense on the $1.0 billion in variable rate debt that is not subject to interest rate protection agreements would increase approximately $10.2 million.
Item 8. Financial Statements and Supplementary Data

The information required by this item is included in Part IV, Item 15(a)(1) and is presented beginning on Page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2011.

Management's Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our evaluation and those criteria, our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche's attestation report on the effectiveness of our internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2011 and effective as of November 1, 2011, the Company implemented the Inventory Accounting Module of Oracle Enterprise Business Suite. There have been no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetroPCS Communications, Inc.
Richardson, Texas

We have audited the internal control over financial reporting of MetroPCS Communications, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2012

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board has adopted a Code of Ethics, which establishes the standards of ethical conduct applicable to all of our directors, officers, employees, consultants and contractors. The Code of Ethics is publicly available by following the Investor Relations hyperlink on our website at www.metropcs.com. Any amendment to our Code of Ethics, and any waiver of a provision of our Code of Ethics with respect to our Chief Executive Officer, Chief Financial Officer, controller or persons performing similar functions, will be disclosed on our website within the timeframe required by SEC rules.
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of our Stockholders, which will be filed with the Securities and Exchange Commission, or SEC, no later than 120 days after December 31, 2011.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2011.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2011.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2011.
Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of our Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2011.
PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)    Financial Statements, Schedules and Exhibits
(1) Financial Statements - The following financial statements of MetroPCS Communications, Inc. are filed as a part of this Form 10-K on the pages indicated:

(2) Exhibits

Exhibit No.	Description
2.1(a)
Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

2.1(b)
Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

3.1
Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

3.2
Fourth Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K on March 18, 2011 and incorporated by reference herein).

4.1
Form of Certificate of MetroPCS Communications, Inc. Common Stock. (Filed as Exhibit 4.1 to Amendment No. 4 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on April 3, 2007, and incorporated by reference herein).

4.2
Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on March 30, 2007, and incorporated by reference herein and filed as Exhibit 10.2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on April 11, 2007, and incorporated by reference herein).

10.1(a)**
Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.1(b)**
First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.1(c)**
Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.2**
Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.3**
MetroPCS Communications Inc. 2010 Equity Incentive Compensation Plan (Filed as Annex A to MetroPCS Communications, Inc. Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders filed on Schedule 14A with the Commission on April 19, 2010, and incorporated by reference herein).

10.4**
Form of Officer and Director Indemnification Agreement (Filed as Exhibit 10.4 to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.5**
MetroPCS Communications, Inc. Third Amended and Restated Non-Employee Director Remuneration Plan, effective March 11, 2010 (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2010, and incorporated by reference herein).

10.6**	Form of Officer Cash Performance Award Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on May 11, 2009, and incorporated by reference herein).
10.7**
MetroPCS Communications, Inc. Severance Plan and Summary Plan Description (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.8**	Form Change in Control Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).
10.9**
Form Amendment to the MetroPCS Communications, Inc. Nonqualified Stock Option Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.3 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.10**
Form Amendment to the MetroPCS Communications, Inc. Restricted Stock Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.4 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.11**
Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.5 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.12*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Employee Non-Qualified Stock Option Award Agreement
10.13*	Form Employee Restricted Stock Grant Agreement Pursuant to the Terms of the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan
10.14(a)
Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner (Filed as Exhibit 10.12 to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.14(b)
Amendment and Restatement and Resignation and Appointment Agreement, dated as of July 16, 2010, by and among MetroPCS Wireless, Inc., as borrower, MetroPCS Communications, Inc. and certain of its subsidiaries named therein as guarantors, the several banks and other financial institutions or entities listed on the signature pages thereto as lenders, Bear Stearns Corporate Lending, Inc., as resigning administrative agent, and JPMorgan Chase Bank, N.A., as successor administrative agent (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on July 22, 2010, and incorporated by reference herein).

10.14(c)
Amendment and Restatement Agreement, dated as of March 17, 2011, among MetroPCS Wireless, Inc., the Guarantors (as defined therein), JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on March 22, 2011, and incorporated by reference herein).

10.14(d)
Incremental Commitment Agreement, dated as of May 10, 2011 among MetroPCS Wireless, Inc., the Guarantors (as defined therein), the financial institutions signatories thereto and JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on May 10, 2011, and incorporated by reference herein).

10.15(a)†
General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(a) to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.15(b)†
Amendment No. 1 to the General Purchase Agreement, effective as of September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(b) to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.15(c)†
Amendment No. 2 to the General Purchase Agreement, effective as of November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(c) to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.15(d)†
Amendment No. 3 to the General Purchase Agreement, effective as of December 3, 2007, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.4(d) to MetroPCS Communications, Inc's Annual Report on Form 10-K filed on February 29, 2008, and incorporated by reference herein).

10.15(e) †
Amendment No. 4 to General Purchase Agreement, with an effective date of March 23, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.) (Filed as Exhibit 10.1(a) to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on August 3, 2011, and incorporated by reference herein).

10.15(f) †
Amendment No. 5 to General Purchase Agreement, dated as of June 15, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.) (Filed as Exhibit 10.1(b) to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on August 3, 2011, and incorporated by reference herein).

10.15(g)
Amendment No. 6 to General Purchase Agreement, dated as of September 30, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)(Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on November 1, 2011, and incorporated by reference herein).

10.15(h)*	Amendment No. 7 to General Purchase Agreement, dated as of October 28, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)
10.15(i)*	Amendment No. 8 to General Purchase Agreement, dated as of November 23, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)
10.15(j)*	Amendment No. 9 to General Purchase Agreement, dated as of December 27, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)

10.16(a)†
Managed Services Agreement, entered into on September 15, 2008 and effective as of April 8, 2008, by and between MetroPCS Wireless, Inc. and Amdocs Software Systems Limited and Amdocs, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated by reference herein).

10.16(b)†
Master Procurement Agreement by and between MetroPCS Wireless, Inc. and Ericsson Inc. dated and effective as of September 10, 2009. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated by reference herein).

10.16(c) †
Amendment No. 1 to Master Procurement Agreement, dated June 13, 2011, by and between MetroPCS Wireless, Inc. and Ericsson Inc. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on August 3, 2011, and incorporated by reference herein).

10.17(a)†
Master Services Agreement effective March 31, 2010 by and between MetroPCS Wireless, Inc. and InComm Holdings, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on May 10, 2010, and incorporated by reference herein).

10.17(b)†
Amendment No. 1 to Master Services Agreement, effective as of March 4, 2011, by and between MetroPCS Wireless, Inc. and InComm Holdings, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2011, and incorporated by reference herein).

10.18
Underwriting Agreement, dated as of September 7, 2010, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities LLC, as representative of the several underwriters named therein (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on September 10, 2010, and incorporated by reference herein).

10.19(a)
Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.1 MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on September 21, 2010, and incorporated by reference herein).

10.19(b)
First Supplemental Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.2 MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on September 21, 2010, and incorporated by reference herein).

10.19(c)
Second Supplemental Indenture, dated November 17, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.1 MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on November 17, 2010, and incorporated by reference herein).

10.19(d)
Third Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 10.19(d) to MetroPCS Communications, Inc's Annual Report on Form 10-K filed on March 1, 2011, and incorporated by reference herein).

10.19(e)
Fourth Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 10.19(e) to MetroPCS Communications, Inc's Annual Report on Form 10-K filed on March 1, 2011, and incorporated by reference herein).

10.2
Underwriting Agreement, dated as of November 5, 2010, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities LLC (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on November 12, 2010, and incorporated by reference herein).

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
* Filed herewith.
** Management contract, compensatory plan or arrangement
† Confidential Treatment requested.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.

Date: February 29, 2012	By:	/s/ Roger D. Linquist
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

/s/ ROGER D. LINQUIST Roger D. Linquist Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	/s/ J. BRAXTON CARTER J. Braxton Carter Chief Financial Officer and Vice Chairman (Principal Financial Officer)

/s/ CHRISTINE B. KORNEGAY Christine B. Kornegay Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ JAMES N. PERRY, JR. James N. Perry, Jr. Director

/s/ W. MICHAEL BARNES W. Michael Barnes Director	/s/ JOHN F. CALLAHAN, JR. John F. Callahan, Jr. Director

/s/ C. KEVIN LANDRY C. Kevin Landry Director	/s/ ARTHUR C. PATTERSON Arthur C. Patterson Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetroPCS Communications, Inc
Richardson, Texas

We have audited the accompanying consolidated balance sheets of MetroPCS Communications, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetroPCS Communications, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2012

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2011 and 2010
(in thousands, except share and per share information)

	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$1,943,282	$796,531
Short-term investments	299,972	374,862
Inventories	239,648	161,049
Accounts receivable (net of allowance for uncollectible accounts of $601 and $2,494 at December 31, 2011 and 2010, respectively)	78,023	58,056
Prepaid expenses	55,712	50,477
Deferred charges	74,970	83,485
Deferred tax assets	7,214	6,290
Other current assets	44,772	63,135
Total current assets	2,743,593	1,593,885
Property and equipment, net	4,017,999	3,659,445
Restricted cash and investments	2,576	2,876
Long-term investments	6,319	16,700
FCC licenses	2,539,041	2,522,241
Other assets	173,403	123,433
Total assets	$9,482,931	$7,918,580
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$512,346	$521,788
Current maturities of long-term debt	33,460	21,996
Deferred revenue	245,705	224,471
Other current liabilities	25,212	34,165
Total current liabilities	816,723	802,420
Long-term debt, net	4,711,021	3,757,287
Deferred tax liabilities	817,106	643,058
Deferred rents	120,028	101,411
Other long-term liabilities	90,453	72,828
Total liabilities	6,555,331	5,377,004
COMMITMENTS AND CONTINGENCIES (See Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 362,460,395 and 355,318,666 shares issued and outstanding at December 31, 2011 and 2010, respectively	36	36
Additional paid-in capital	1,784,273	1,686,761
Retained earnings	1,159,418	858,108
Accumulated other comprehensive loss	(9,295)	(1,415)
Less treasury stock, at cost, 602,881 and 237,818 treasury shares at December 31, 2011 and 2010, respectively	(6,832)	(1,914)
Total stockholders’ equity	2,927,600	2,541,576
Total liabilities and stockholders’ equity	$9,482,931	$7,918,580

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except share and per share information)

	2011	2010	2009
REVENUES:
Service revenues	$4,428,208	$3,689,695	$3,130,385
Equipment revenues	419,174	379,658	350,130
Total revenues	4,847,382	4,069,353	3,480,515
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $463,624, $393,721 and $332,319 shown separately below)	1,473,836	1,223,931	1,120,052
Cost of equipment	1,439,595	1,093,944	884,272
Selling, general and administrative expenses (excluding depreciation and amortization expense of $75,211, $56,011 and $45,537 shown separately below)	643,959	621,660	567,730
Depreciation and amortization	538,835	449,732	377,856
Loss (gain) on disposal of assets	3,619	(38,812)	(4,683)
Total operating expenses	4,099,844	3,350,455	2,945,227
Income from operations	747,538	718,898	535,288
OTHER EXPENSE (INCOME):
Interest expense	261,073	263,125	270,285
Interest income	(2,028)	(1,954)	(2,870)
Other (income) expense, net	(699)	1,807	1,808
Impairment loss on investment securities	—	—	2,386
Loss on extinguishment of debt	9,536	143,626	—
Total other expense	267,882	406,604	271,609
Income before provision for income taxes	479,656	312,294	263,679
Provision for income taxes	(178,346)	(118,879)	(86,835)
Net income	$301,310	$193,415	$176,844
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $134, $242 and $294, respectively	212	361	3,210
Unrealized losses on cash flow hedging derivatives, net of tax benefit of $13,975, $4,879 and $9,521, respectively	(22,145)	(7,268)	(14,710)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $191, $227 and $250, respectively	(303)	(338)	(394)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax benefit of $9,059, $11,526 and $21,247, respectively	14,356	17,170	33,087
Total other comprehensive (loss) income	(7,880)	9,925	21,193
Comprehensive income	$293,430	$203,340	$198,037
Net income per common share (See Note 15):
Basic	$0.83	$0.54	$0.50
Diluted	$0.82	$0.54	$0.49
Weighted average shares:
Basic	360,410,168	353,711,045	351,898,898
Diluted	363,837,940	356,135,089	355,942,921

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except share information)

	Number of Common Shares	Amount	Number of Treasury Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2009	350,918,272	$35	—	$—	$1,578,972	$487,849	$(32,533)	$2,034,323
Exercise of Common Stock options	1,792,991	—	—	—	8,626	—	—	8,626
Stock-based compensation expense	—	—	—	—	47,905	—	—	47,905
Tax impact of Common Stock option forfeitures	—	—	—	—	(749)	—	—	(749)
Net income	—	—	—	—	—	176,844	—	176,844
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	3,210	3,210
Unrealized losses on cash flow hedging derivatives	—	—	—	—	—	—	(14,710)	(14,710)
Reclassification adjustment for gains on available-for-sale securities included in net income	—	—	—	—	—	—	(394)	(394)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income	—	—	—	—	—	—	33,087	33,087
BALANCE, December 31, 2009	352,711,263	$35	—	$—	$1,634,754	$664,693	$(11,340)	$2,288,142
Exercise of Common Stock options	2,255,318	1	—	—	10,122	—	—	10,123
Restricted Common Stock vested and issued	589,903	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	46,537	—	—	46,537
Tax impact of Common Stock option and restricted stock forfeitures	—	—	—	—	(4,652)	—	—	(4,652)
Purchase of Treasury Stock	(237,818)	—	237,818	(1,914)	—	—	—	(1,914)
Net income	—	—	—	—	—	193,415	—	193,415
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	361	361
Unrealized losses on cash flow hedging derivatives	—	—	—	—	—	—	(7,268)	(7,268)
Reclassification adjustment for gains on available-for-sale securities included in net income	—	—	—	—	—	—	(338)	(338)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income	—	—	—	—	—	—	17,170	17,170
BALANCE, December 31, 2010	355,318,666	$36	237,818	$(1,914)	$1,686,761	$858,108	$(1,415)	$2,541,576
Exercise of Common Stock options	6,370,790	—	—	—	59,077	—	—	59,077
Restricted Common Stock vested and issued	1,136,002	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	41,791	—	—	41,791
Tax impact of Common Stock option and restricted stock forfeitures	—	—	—	—	(3,356)	—	—	(3,356)
Purchase of Treasury Stock	(365,063)	—	365,063	(4,918)	—	—	—	(4,918)
Net income	—	—	—	—	—	301,310	—	301,310
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	212	212
Unrealized losses on cash flow hedging derivatives	—	—	—	—	—	—	(22,145)	(22,145)
Reclassification adjustment for gains on available-for-sale securities included in net income	—	—	—	—	—	—	(303)	(303)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income	—	—	—	—	—	—	14,356	14,356
BALANCE, December 31, 2011	362,460,395	$36	602,881	$(6,832)	$1,784,273	$1,159,418	$(9,295)	$2,927,600

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$301,310	$193,415	$176,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	538,835	449,732	377,856
Provision for uncollectible accounts receivable	518	2	199
Deferred rent expense	18,828	21,080	24,222
Cost of abandoned cell sites	1,099	2,633	8,286
Stock-based compensation expense	41,791	46,537	47,783
Non-cash interest expense	6,595	13,264	11,309
Loss (gain) on disposal of assets	3,619	(38,812)	(4,683)
Loss on extinguishment of debt	9,536	143,626	—
Gain on sale of investments	(493)	(566)	(644)
Impairment loss on investment securities	—	—	2,386
Accretion of asset retirement obligations	5,224	3,063	5,111
Other non-cash expense	—	1,929	1,567
Deferred income taxes	174,617	115,478	110,161
Changes in assets and liabilities:
Inventories	(78,599)	(13,648)	8,554
Accounts receivable, net	(20,485)	(6,523)	(17,056)
Prepaid expenses	(5,244)	(3,368)	(8,438)
Deferred charges	8,515	(24,071)	(9,698)
Other assets	24,380	17,896	23,318
Accounts payable and accrued expenses	1,919	30,946	128,167
Deferred revenue	21,234	36,817	35,779
Other liabilities	8,609	5,070	(21,674)
Net cash provided by operating activities	1,061,808	994,500	899,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(889,769)	(790,385)	(831,674)
Change in prepaid purchases of property and equipment	(61,815)	28,200	(33,115)
Proceeds from sale of property and equipment	1,118	8,793	5,330
Purchase of investments	(599,765)	(711,827)	(486,645)
Proceeds from maturity of investments	675,000	562,500	262,500
Change in restricted cash and investments	300	12,018	(15,113)
Acquisitions of FCC licenses and microwave clearing costs	(4,445)	(8,873)	(19,186)
Proceeds from exchange of FCC licenses	—	—	949
Cash used in asset acquisitions	(7,495)	(41,059)	—
Purchase of redeemable minority interest	—	(9,785)	—
Net cash used in investing activities	(886,871)	(950,418)	(1,116,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	3,445	(82,712)	(20,314)
Proceeds from debt issuance, net of discount	1,497,500	1,992,770	492,250
Debt issuance costs	(15,351)	(35,353)	(11,925)
Repayment of debt	(24,292)	(16,000)	(16,000)
Retirement of long-term debt	(535,792)	(2,040,186)	—
Payments on capital lease obligations	(7,855)	(3,660)	(3,599)
Purchase of treasury stock	(4,918)	(1,914)	—
Proceeds from exercise of stock options	59,077	10,123	8,626
Net cash provided by (used in) financing activities	971,814	(176,932)	449,038
INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	1,146,751	(132,850)	231,433
CASH AND CASH EQUIVALENTS, beginning of period	796,531	929,381	697,948
CASH AND CASH EQUIVALENTS, end of period	$1,943,282	$796,531	$929,381

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

1.	Organization and Business Operations:

MetroPCS Communications, Inc. (“MetroPCS”), a Delaware corporation, together with its consolidated subsidiaries (the “Company”), is a wireless telecommunications carrier that offers wireless broadband mobile services in selected major metropolitan areas in the United States. As of December 31, 2011, the Company offered services primarily in the metropolitan areas of Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. The Company sells products and services to customers through Company-owned retail stores as well as through relationships with independent retailers.

On November 24, 2004, MetroPCS, through its wholly-owned subsidiaries, and C9 Wireless, LLC, an independent third-party, formed Royal Street Communications, LLC (“Royal Street Communications”), to bid on spectrum auctioned by the Federal Communications Commission (“FCC”) in Auction 58. The Company owned 85% of the limited liability company member interest of Royal Street Communications through December 22, 2010, when MetroPCS completed the acquisition of the remaining 15% limited liability company member interest in Royal Street Communications for total consideration of $9.8 million, resulting in Royal Street Communications and its wholly-owned subsidiaries becoming wholly-owned subsidiaries of the Company. Prior to the acquisition of the remaining membership interest, the Company consolidated its interest in Royal Street in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 (Topic 810, “Consolidation”). Royal Street qualified as a variable interest entity under ASC 810 because the Company was the primary beneficiary of Royal Street and absorbed all of Royal Street's losses. All intercompany accounts and transactions between the Company and Royal Street have been eliminated in the consolidated financial statements.

2.	Summary of Significant Accounting Policies:

Consolidation
The accompanying consolidated financial statements include the balances and results of operations of MetroPCS and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Operating Segments
ASC 280 (Topic 280, “Segment Reporting”), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. At December 31, 2011, the Company had thirteen operating segments based on geographic regions within the United States: Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. The Company aggregates its operating segments into one reportable segment.

Use of Estimates in Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant of such estimates used by the Company include:

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Derivative Instruments and Hedging Activities
The Company accounts for its hedging activities under ASC 815 (Topic 815, “Derivatives and Hedging”). The standard requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or on the accompanying consolidated balance sheets in accumulated other comprehensive income (loss) depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income (loss) must be reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction and the ineffective portion of all hedges must be recognized in earnings in the current period. The Company's use of derivative financial instruments is discussed in Note 5.

Cash and Cash Equivalents
The Company includes as cash and cash equivalents (i) cash on hand, (ii) cash in bank accounts, (iii) investments in money market funds, and (iv) U.S. Treasury securities with an original maturity of 90 days or less.

Short-Term Investments
The Company's short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include U.S. Treasury securities with an original maturity of over 90 days. Unrealized gains, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive loss, a component of stockholders' equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period. The U.S. Treasury securities reported as of December 31, 2011 have contractual maturities of less than one year (See Note 4).

Inventories
Substantially all of the Company's inventories are stated at the lower of average cost or market. Inventories consist mainly of handsets that are available for sale to customers and independent retailers.

Allowance for Uncollectible Accounts Receivable
The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of independent retailers to pay for equipment purchases, for amounts estimated to be uncollectible from other carriers for intercarrier compensation and for amounts estimated to be uncollectible from customers with mid-cycle plan changes where service has been provided prior to the receipt of payment based on billing terms. The following table summarizes the changes in the Company's allowance for uncollectible accounts (in thousands):

	2011	2010	2009
Balance at beginning of period	$2,494	$2,045	$4,106
Additions:
Charged to expense	518	2	199
Direct reduction to revenue and other accounts	104	602	595
Deductions	(2,515)	(155)	(2,855)
Balance at end of period	$601	$2,494	$2,045

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	2011	2010
Construction-in-progress	$354,068	$425,906
Network infrastructure (1)	5,196,034	4,363,009
Office equipment	319,596	205,895
Leasehold improvements	60,635	57,853
Furniture and fixtures	18,087	15,992
Vehicles	455	401
	5,948,875	5,069,056
Accumulated depreciation and amortization (1)	(1,930,876)	(1,409,611)
Property and equipment, net	$4,017,999	$3,659,445
 ————————————

(1)
As of December 31, 2011 and 2010, approximately $291.2 million and $259.0 million, respectively, of network infrastructure assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $41.9 million and $23.7 million as of December 31, 2011 and 2010, respectively.

Property and equipment are stated at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset's useful life are charged to operating expenses as incurred. When the Company sells, disposes of or retires property and equipment, the related gains or losses are included in operating results. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are five to ten years for network infrastructure assets, three to ten years for capitalized interest, up to fifteen years for capital lease assets, approximately one to eight years for office equipment, which includes software and computer equipment, approximately three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. The Company follows the provisions of ASC 835 (Topic 835, “Interest”), with respect to its FCC licenses and the related construction of its network infrastructure assets. Capitalization commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases at the point in which the asset is ready for its intended use. For the years ended December 31, 2011, 2010 and 2009, the Company capitalized interest in the amount of $25.3 million, $24.5 million and $37.5 million, respectively.

Impairment of Long-Lived Assets
The Company assesses potential impairments to its long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

Long-Term Investments
The Company accounts for its investment securities in accordance with ASC 320 (Topic 320, “Investments - Debt and Equity Securities”). At December 31, 2011, all of the Company's long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company's investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

Declines in fair value that are considered other-than-temporary are charged to earnings.

The valuation of the Company's investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company's valuation include changes to credit ratings of the securities as well as the underlying assets

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Long-term investments includes the fair value of the Company's interest rate protection agreements that were in an asset position as of December 31, 2010.

Revenues
The Company's wireless services are provided on a month-to-month basis and are paid in advance. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue.

Prior to January 2011, the Company followed the provisions of ASC 605 (Topic 605, “Revenue Recognition”) to account for its arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets and constitutes a multiple element arrangement that should be divided into separate units of accounting with the consideration received allocated among the separate units of accounting using the residual method of accounting.

The Company determined that the sale of wireless services through its direct and indirect sales channels with an accompanying handset constituted a revenue arrangement with multiple deliverables. In accordance with ASC 605, the Company divided these arrangements into separate units of accounting, and allocated the consideration between the handset and the wireless service using the residual method of accounting. Consideration received for the wireless service was recognized at fair value as service revenue when earned, and any remaining consideration received was recognized as equipment revenue when the handset was delivered and accepted by the customer.

Effective January 2011, the Company adopted, on a prospective basis, FASB Accounting Standards Update ("ASU") No. 2009-13 “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which amended the methodology upon which companies allocated revenue within arrangements with multiple deliverables, allowing for allocation based upon a selling price hierarchy that permits the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-deliverable arrangement where neither vendor specific objective evidence nor third-party evidence is available for that deliverable, eliminating the residual method.

Under the amended provisions of ASU 2009-13, the amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specific performance conditions (the “non-contingent amount”). The Company considered its customer service policies and historical practices and concluded that the amount of consideration received related to service revenue is contingent upon delivery of the wireless service as the customer may be entitled to a service credit if the Company did not adequately deliver the service. Any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer as it represents the non-contingent amount. Delivery of the wireless service generally occurs over the one month period following delivery and acceptance of the equipment by the customer as the Company does not require its customers to enter into long-term contracts. The fair value allocable to the undelivered wireless service element is based on the monthly service amounts charged to customers in the months following their initial month of service.

Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets in the Company's retail locations are recognized at the point of sale. Handsets shipped to indirect retailers are recorded as deferred revenue and deferred charges upon shipment by the Company and are recognized as equipment revenues and related costs when service is activated by its customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment at average cost.

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

Federal Universal Service Fund (“FUSF”), E-911, and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. Beginning in January 2010, the Company introduced a new family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports regulatory fees for the tax inclusive plans in cost of service on the accompanying consolidated statements of income and comprehensive income. When the Company separately assesses these regulatory fees on its customers for those

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

service plans that do not include taxes or regulatory fees, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying consolidated statements of income and comprehensive income. For the years ended December 31, 2011, 2010 and 2009, the Company recorded approximately $68.6 million, $81.8 million and $171.3 million, respectively, of FUSF, E-911, and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.

Costs and Expenses

The Company's costs and expenses include:

Cost of Service. The major components of the Company's cost of service are:

•	Cell Site Costs. The Company incurs expenses for the rent of cell sites, network facilities, engineering operations, field technicians and related utility and maintenance charges.

•
Interconnection Costs. The Company pays other telecommunications companies and third-party providers for leased facilities and usage-based charges for transporting and terminating network traffic from the Company's cell sites and switching centers. The Company has pre-negotiated rates for transport and termination of calls originated by its customers, including negotiated interconnection agreements with relevant exchange carriers in each of its service areas.

•
Variable Long Distance. The Company pays charges to other telecommunications companies for long distance service provided to its customers. These variable charges are based on its customers' usage, applied at pre-negotiated rates with the long distance carriers.

•	Customer Support. The Company pays charges to nationally recognized third-party providers for customer care, billing and payment processing services.

Cost of Equipment.  Cost of equipment primarily includes the cost of handsets and accessories purchased from third-party vendors to resell to the Company's customers and independent retailers in connection with its services. The Company does not manufacture any of this equipment.

Selling, General and Administrative Expenses.  The Company's selling expenses include advertising and promotional costs associated with marketing and selling to new customers and fixed charges such as retail store rent and retail associates' salaries. General and administrative expenses include support functions including technical operations, finance, accounting, human resources, information technology and legal services. The Company records stock-based compensation expense in cost of service and in selling, general and administrative expenses for expense associated with employee stock options and restricted stock awards.

Intangible Assets
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

FCC Licenses on the accompanying consolidated balance sheets, which includes the Company's microwave relocation costs, are recorded at cost. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS and 700 MHz licenses. As such, under the provisions of ASC 350 (Topic 350, "Intangibles - Goodwill and Other"), the Company does not amortize PCS, AWS and 700 MHz licenses and microwave relocation costs (collectively, its “indefinite-lived intangible assets”) as they are considered to have indefinite lives and together represent the cost of the Company's

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

spectrum.

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

For the purpose of performing the annual impairment test as of September 30, 2011, the indefinite-lived intangible assets were aggregated and combined into a single unit of accounting, consistent with the management of the business on a national scope. No impairment was recognized as a result of the test performed at September 30, 2011 as the fair value of the indefinite lived intangible assets was in excess of the carrying value. Although the Company does not expect its estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within the discounted cash flow model when determining the fair value of the indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for the indefinite-lived intangible assets and may affect any related impairment charge. The most significant assumptions within the Company's discounted cash flow model are the discount rate, the projected growth rate, and projected cash flows. A one percent decline in annual revenue growth rates, a one percent decline in annual net cash flows or a one percent increase in discount rate would result in no impairment as of September 30, 2011.

Furthermore, if any of the indefinite-lived intangible assets are subsequently determined to have a finite useful life, such assets would be tested for impairment in accordance with ASC 360 (Topic 360, “Property, Plant, and Equipment”), and the intangible assets would then be amortized prospectively over the estimated remaining useful life. There have been no subsequent indicators of impairment including those indicated in ASC 360. Accordingly, no subsequent interim impairment tests were performed.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising costs totaled $194.3 million, $187.3 million and $150.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes
The Company records income taxes pursuant to ASC 740 (Topic 740, “Income Taxes”). ASC 740 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, a valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

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

Other Comprehensive Income (Loss)
Unrealized gains on available-for-sale securities and cash flow hedging derivatives are reported in accumulated other comprehensive loss as a separate component of stockholders' equity until realized. Realized gains and losses on available-for-sale securities are included in interest income. Gains or losses on cash flow hedging derivatives reported in accumulated other comprehensive loss are reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction. Accumulated other comprehensive loss consisted of a $3.6 million comprehensive gain related to available-for-sale securities and a $12.9 million net comprehensive loss related to cash flow hedging derivatives as of December 31, 2011.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Stock-Based Compensation
The Company accounts for share-based awards granted to employees for their services in accordance with ASC 718 (Topic 718, “Compensation - Stock Compensation”). Under ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period.

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

The following table summarizes the Company's asset retirement obligation transactions (in thousands):

	2011	2010
Beginning asset retirement obligations	$59,036	$63,005
Liabilities incurred	1,084	6,484
Liabilities settled	(218)	(512)
Revisions of estimated future cash flows	—	(13,004)
Accretion expense	5,224	3,063
Ending asset retirement obligations	$65,126	$59,036

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

In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. During the years ended December 31, 2011, 2010 and 2009, the Company issued restricted stock awards. Unvested shares of restricted stock are participating securities such that they have rights to receive non-forfeitable dividends. In accordance with ASC 260, the unvested restricted stock was considered a “participating security” for purposes of computing earnings per common share and was therefore included in the computation of basic and diluted earnings per common share. When determining basic earnings per common share under ASC 260, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed (See Note 15).

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," addressing how to measure fair value and what disclosures to provide about fair value measurements. This amendment is largely consistent with the existing GAAP guidance, but aligned the international guidance and eliminated unnecessary wording differences between GAAP and International Financial Reporting Standards ("IFRS"). The amendment is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The implementation of this standard will not affect the Company's financial condition, results of operations, or cash flows.

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

3.	Asset Acquisition:
In October 2010, the Company entered into an asset purchase agreement to acquire 10 MHz of AWS spectrum and certain related network assets adjacent to the Northeast metropolitan areas for a total purchase price of $49.2 million. In November 2010, the Company closed on the acquisition of the network assets and paid a total of $41.1 million in cash. In February 2011, the Company closed on the acquisition of the 10 MHz of AWS spectrum and paid $8.0 million in cash. In June 2011, the Company completed its final settlement of costs and received $0.5 million in cash as reimbursement for pre-acquisition payments made on behalf of the seller. The Company used the relative fair values of the assets acquired to allocate the purchase price, of which $35.6 million was allocated to property and equipment and $13.6 million was allocated to FCC licenses.

4.	Short-term Investments:
Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of December 31, 2011
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	299,939	32	—	299,971
Total short-term investments	$299,946	$32	$(6)	$299,972

	As of December 31, 2010
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	374,681	180	—	374,861
Total short-term investments	$374,688	$180	$(6)	$374,862

5.	Derivative Instruments and Hedging Activities:
In March 2009, MetroPCS Wireless, Inc. (“Wireless”) entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure under Wireless’ senior secured credit facility, as amended (the “Senior Secured Credit Facility”). These agreements were effective on February 1, 2010 and cover a notional amount of $1.0 billion and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 5.927%. These agreements expired on February 1, 2012.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

In October 2010, Wireless entered into three separate two-year interest rate protection agreements to manage its interest rate risk exposure under its Senior Secured Credit Facility. These agreements were effective on February 1, 2012 and cover a notional amount of $950.0 million and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 4.908%. The monthly interest settlement periods began on February 1, 2012. These agreements expire on February 1, 2014.
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
Interest rate protection agreements are entered into to manage interest rate risk associated with Wireless’ variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the year ended December 31, 2011, the change in fair value did not result in ineffectiveness.
At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $11.6 million of net losses that are reported in accumulated other comprehensive loss at December 31, 2011 are expected to be reclassified into earnings within the next 12 months.
Cross-default Provisions
Wireless’ interest rate protection agreements contain cross-default provisions to its Senior Secured Credit Facility. Wireless’ Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the facility. If Wireless were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position as of December 31, 2011 is $21.0 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of December 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Long-term investments	$—	Long-term investments	$10,381
Interest rate protection agreements	Other current liabilities	(11,644)	Other current liabilities	(17,508)
Interest rate protection agreements	Other long-term liabilities	(9,371)	Other long-term liabilities	(1,182)
Total derivatives designated as hedging instruments under ASC 815		$(21,015)		$(8,309)

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The Effect of Derivative Instruments on the Consolidated Statement of Income and Comprehensive Income
For the Year Ended December 31,

(in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2011	2010	2009		2011	2010	2009
Interest rate protection agreements	$(36,120)	$(12,146)	$(24,230)	Interest expense	$(23,414)	$(28,696)	$(54,334)

6.	Intangible Assets:

The changes in the carrying value of intangible assets during the years ended December 31, 2011 and 2010 are as follows (in thousands):

	FCC Licenses	Microwave Relocation Costs
Balance at January 1, 2010	$2,451,544	$18,638
Additions	$56,451	$4,183
Disposals	$(7,803)	$(772)
Balance at December 31, 2010	$2,500,192	$22,049
Additions	13,578	3,222
Disposals	—	—
Balance at December 31, 2011	$2,513,770	$25,271

FCC licenses represent the PCS licenses acquired by the Company in the FCC auctions in May 1996 and February 2005, the AWS licenses acquired in FCC Auction 66, the 700 MHz license acquired in FCC Auction 73 and FCC licenses acquired from other licensees.

The grant of the licenses by the FCC subjects the Company to certain FCC ongoing ownership restrictions. Should the Company cease to continue to qualify under such ownership restrictions, the PCS, AWS and 700 MHz licenses may be subject to revocation or require the payment of fines or forfeitures. Although PCS, AWS and 700 MHz licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors exist as of December 31, 2011 that limit the useful life of its PCS, AWS and 700 MHz licenses.

Other Spectrum Acquisitions

During the year ended December 31, 2009, the Company closed on various agreements for the acquisition and exchange of spectrum in the net aggregate amount of $14.6 million in cash.

During the year ended December 31, 2010, the Company closed on various agreements for the exchange of spectrum in the net aggregate amount of $3.0 million in cash. The exchanges of spectrum resulted in a gain on disposal of assets in the amount of $45.8 million.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

7.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	2011	2010
Accounts payable	$211,890	$174,770
Book overdraft	5,171	1,726
Accrued accounts payable	108,385	162,378
Accrued liabilities	39,585	30,819
Payroll and employee benefits	40,356	43,132
Accrued interest	41,253	34,541
Taxes, other than income	57,795	65,503
Income taxes	7,911	8,919
Accounts payable and accrued expenses	$512,346	$521,788

8.	Long-term Debt:
Long-term debt consisted of the following (in thousands):

	2011	2010
Senior Secured Credit Facility	$2,471,916	$1,532,000
7 7/8% Senior Notes	1,000,000	1,000,000
6 5/8% Senior Notes	1,000,000	1,000,000
Capital Lease Obligations	281,167	254,336
Total long-term debt	4,753,083	3,786,336
Add: unamortized discount on debt	(8,602)	(7,053)
Total debt	4,744,481	3,779,283
Less: current maturities	(33,460)	(21,996)
Total long-term debt	$4,711,021	$3,757,287

Maturities of the principal amount of long-term debt, excluding capital lease obligations, at face value are as follows (in thousands):

For the Year Ending December 31,
2012	$25,390
2013	25,390
2014	25,390
2015	25,390
2016	957,856
Thereafter	3,412,500
Total	$4,471,916

9¼% Senior Notes due 2014

In November 2006, Wireless completed the sale of $1.0 billion of principal amount of 9¼% Senior Notes due 2014, (the “Initial Notes”). On June 6, 2007, Wireless completed the sale of an additional $400.0 million of 9 1/4% Senior Notes due 2014 (the “Additional Notes”) under the existing indenture governing the Initial Notes at a price equal to 105.875% of the principal amount of such Additional Notes. On January 20, 2009, Wireless completed the sale of an additional $550.0 million of 9¼% Senior Notes due 2014 (the “New 9¼% Senior Notes” and, together with the Initial Notes and Additional Notes, the “9¼% Senior Notes”) under a new indenture substantially similar to the indenture governing the Initial Notes at a price equal to 89.50% of the principal amount of such New 9¼% Senior Notes.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

In September 2010, Wireless completed a cash tender offer to purchase $313.1 million of outstanding aggregate principal amount of the Initial Notes and Additional Notes at a price equal to 104.625% for total cash consideration of $327.5 million, which resulted in a loss on extinguishment of debt in the amount of $15.6 million.

In November 2010, Wireless completed the redemption of the remaining $1.6 billion in outstanding 9¼% Senior Notes at a price equal to 104.625% for total cash consideration of $1.7 billion. The redemption resulted in a loss on extinguishment of debt in the amount of $128.0 million.
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

In May 2011, Wireless entered into an Incremental Commitment Agreement (the “Incremental Agreement”) which supplements the New Amendment to provide for an additional $1.0 billion of Tranche B-3 Term Loans (the “Incremental Tranche B-3 Terms Loans”). The Incremental Tranche B-3 Term Loans have an interest rate of LIBOR plus 3.75% and will mature in March 2018. The Incremental Tranche B-3 Term Loans are repayable in quarterly installments of $2.5 million. A portion of the proceeds from the Incremental Tranche B-3 Term Loans was used to prepay the $535.8 million in outstanding principal under the Tranche B-1 Term Loans, with the remaining proceeds to be used for general corporate purposes, including opportunistic spectrum acquisitions. The net proceeds from the Incremental Tranche B-3 Term Loans were $455.5 million after prepayment of the Tranche B-1 Term Loans, underwriter fees, and other debt issuance costs of approximately $7.9 million. The prepayment of the Tranche B-1 Term Loans resulted in a loss on extinguishment of debt in the amount of $9.5 million. The Incremental Agreement did not modify the interest rate, maturity date or any of the other terms of the New Amendment

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

applicable to the Tranche B-2 Term Loans or the existing Tranche B-3 Term Loans.
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
The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The weighted average rate as of December 31, 2011 was 5.065%, which includes the impact of the interest rate protection agreements (See Note 5).

Capital Lease Obligations
The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2026. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of December 31, 2011, the Company had $8.1 million and $273.1 million of capital lease obligations recorded in current maturities of long-term debt and long-term debt, respectively.

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
December 31, 2011, 2010 and 2009

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
The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,815,538	$—	$—	$1,815,538
Short-term investments	299,972	—	—	299,972
Restricted cash and investments	2,576	—	—	2,576
Long-term investments	—	—	6,319	6,319
Total assets measured at fair value	$2,118,086	$—	$6,319	$2,124,405
Liabilities
Derivative liabilities	$—	$21,015	$—	$21,015
Total liabilities measured at fair value	$—	$21,015	$—	$21,015

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following table summarizes the changes in fair value of the Company’s net derivative liabilities included in Level 2 assets (in thousands):

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	2011	2010
Beginning balance	$8,309	$24,859
Total losses (realized or unrealized):
Included in earnings (1)	23,414	28,696
Included in accumulated other comprehensive loss	(36,120)	(12,146)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$21,015	$8,309
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

The carrying value of the Company’s financial instruments, with the exception of long-term debt including current maturities, reasonably approximate the related fair values as of December 31, 2011 and 2010. The fair value of the Company’s long-term debt, excluding capital lease obligations, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 2011, the carrying value and fair value of long-term debt, including current maturities, were $4.5 billion and approximately $4.4 billion, respectively. As of December 31, 2010, the carrying value and fair value of long-term debt, including current maturities, were $3.5 billion and $3.5 billion, respectively.

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at December 31, 2011 and 2010 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

10.	Concentrations:

The Company purchases a substantial portion of its wireless infrastructure equipment and handset equipment from only a few major suppliers. Further, the Company generally relies on one or two key vendors in each of the following areas: network infrastructure equipment, billing services, payment services, customer care, handset logistics, roaming services and long distance services. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found.

Local and long distance telephone and other companies provide certain communication services to the Company. Disruption of these services could adversely affect operations in the short term until an alternative telecommunication provider was found.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Concentrations of credit risk with respect to trade accounts receivable are limited due to the diversity of the Company's indirect retailer base.

11.	Commitments and Contingencies:

Operating and Capital Leases

The Company has entered into non-cancelable operating lease agreements to lease facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks. Total rent expense for the years ended December 31, 2011, 2010 and 2009 was $358.7 million, $325.1 million and $281.2 million, respectively.

The Company entered into various non-cancelable distributed antenna systems (“DAS”) capital lease agreements, with varying expiration terms through 2026.

Future annual minimum rental payments required for all non-cancelable operating and capital leases at December 31, 2011 are as follows (in thousands):

For the Year Ending December 31,	Operating Leases	Capital Leases
2012	$339,765	$34,333
2013	344,499	35,347
2014	342,965	36,408
2015	338,915	37,500
2016	317,936	38,626
Thereafter	918,659	338,588
Total minimum future lease payments	$2,602,739	520,802
Amount representing interest and maintenance		(239,635)
Present value of minimum lease payments		281,167
Current portion		(8,070)
Long-term capital lease obligations		$273,097

Purchase Obligations

The Company has several commitments with various network infrastructure and equipment providers for the acquisition of assets to be used in the ordinary course of business. These amounts are not reflective of the Company's entire anticipated purchases under the related agreements, but are generally determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. In addition, the Company intends to purchase certain equipment under an agreement in which it has the option, but not the obligation, to purchase the equipment.

The following table provides aggregate information about the commitments under the Company's purchase obligations and other agreements as of December 31, 2011 (in thousands):

For the Year Ending December 31,
2012	$157,907
2013	6,320
2014	5,618
2015	5,786
2016	5,959
Litigation

The Company is involved in litigation from time to time, including litigation regarding intellectual property claims, that it considers to be in the normal course of business. The Company is not currently party to any pending legal proceedings that the

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Company believes could, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. However, legal proceedings are inherently unpredictable, and the matters in which the Company is involved often present complex legal and factual issues. The Company intends to vigorously pursue defenses in litigation in which it is involved and where appropriate engage in discussions to resolve these matters on terms favorable to the Company. The Company believes that any amounts which parties to such litigation allege the Company is liable for are not necessarily meaningful indicators of the Company's potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which it is involved. It is possible, however, that the Company's business, financial condition, results of operations, and liquidity in future periods could be materially adversely affected by increased expense, including legal and litigation expenses, significant settlement costs and/or unfavorable damage awards relating to such matters.
12.  Share-Based Payments:
In accordance with ASC 718, the Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted and restricted stock awards to employees and non-employee members of MetroPCS' Board of Directors. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense was $41.8 million, $46.5 million and $47.8 million and related deferred tax benefits of approximately $15.8 million, $17.9 million, and $18.9 million were recognized for the years ended December 31, 2011, 2010 and 2009, respectively. Cost of service for the years ended December 31, 2011, 2010 and 2009 includes $3.5 million, $3.5 million and $4.2 million, respectively, of stock-based compensation. Selling, general and administrative expenses for the years ended December 31, 2011, 2010 and 2009 include $38.3 million, $43.0 million and $43.6 million, respectively, of stock-based compensation.

MetroPCS has three equity compensation plans (the “Equity Plans”) under which it grants stock awards: the Second Amended and Restated 1995 Stock Option Plan, as amended (“1995 Plan”), the Amended and Restated 2004 Equity Incentive Compensation Plan (“2004 Plan”), and the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan (“2010 Plan”). The 1995 Plan was terminated in November 2005 and no further awards can be made under the 1995 Plan, but all awards previously granted will remain valid in accordance with their original terms. The 2004 Plan has 40,500,000 shares of common stock reserved for issuance under the plan, and in June 2010, shareholders of MetroPCS Communications, Inc. approved the adoption of the 2010 Plan which authorized a reserve of up to an additional 18,075,825 shares of common stock for issuance under the 2010 Plan. Vesting periods and terms for stock awards are determined by the plan administrator, which is MetroPCS' Board of Directors for the 1995 Plan and the Compensation Committee of the Board of Directors of MetroPCS for the 2004 Plan and the 2010 Plan. No award granted under the 1995 Plan has a term in excess of fifteen years and no awards granted under the 2004 Plan and the 2010 Plan shall have a term in excess of ten years. Awards granted during the years ended December 31, 2011, 2010 and 2009 have a vesting period of three to four years and options to purchase common stock are only exercisable upon vesting.

Compensation expense is recognized over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

Stock Option Grants

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the years ended December 31, 2011, 2010 and 2009:

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	2011	2010	2009
Expected dividends	—%	—%	—%
Expected volatility	49.88%	54.74%	50.01%
Risk-free interest rate	2.06%	2.24%	1.99%
Expected lives in years	5.00	5.00	5.00
Weighted-average fair value of options:
Granted at fair value	$6.49	$3.23	$6.43
Weighted-average exercise price of options:
Granted at fair value	$14.37	$6.62	$14.23

The Black-Scholes model requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options.

A summary of the status of stock options granted under the Company's Equity Plans as of December 31, 2011, and changes during the period then ended, is presented in the table below:

	2011
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	31,642,532	$13.52
Granted	4,186,204	$14.37
Exercised	(6,370,790)	$9.27
Forfeited	(712,384)	$15.21
Outstanding, end of year	28,745,562	$14.54
Options vested or expected to vest at year-end	28,260,376	$14.58
Options exercisable at year-end	21,385,013	$15.25

Options vested or expected to vest under the Equity Plans as of December 31, 2011 have a total aggregate intrinsic value of approximately $14.8 million and a weighted average remaining contractual life of 6.16 years. Options exercisable under the Equity Plans as of December 31, 2011 have a total aggregate intrinsic value of approximately $11.0 million and a weighted average remaining contractual life of 5.43 years.

The intrinsic value of options exercised during the year ended December 31, 2011 was approximately $42.7 million and total proceeds were approximately $59.1 million. During the year ended December 31, 2010, the intrinsic value of options exercised was approximately $12.9 million and total proceeds were approximately $10.1 million. During the year ended December 31, 2009, the intrinsic value of options exercised was approximately $15.0 million and total proceeds were approximately $8.6 million.

The weighted average grant-date fair value of the stock option grants for the years ended December 31, 2011, 2010 and 2009 was $6.49, $3.23 and $6.43, respectively. The total fair value of stock options that vested during the year ended December 31, 2011, 2010 and 2009 was $26.7 million, $41.7 million, and $47.1 million, respectively.

As of December 31, 2011, there was approximately $32.7 million of unrecognized stock option compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2.49 years.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

During the year ended December 31, 2010, 55,625 shares of common stock were tendered to the Company by an employee to cover the income tax obligation allocation with a stock option exercise. These shares were accounted for as treasury stock.

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company's common stock which become fully tradable upon vesting. During the years ended December 31, 2011, 2010 and 2009, pursuant to the 2004 Plan and 2010 Plan, the Company issued 1,771,639, 1,947,574 and 1,414,410 restricted stock awards, respectively. The restricted stock awards granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly or quarterly basis thereafter. The Company determined the grant-date fair value of the restricted stock awards granted during the years ended December 31, 2011, 2010 and 2009 to be approximately $25.4 million, $12.8 million and $20.1 million, respectively, based on the closing price of the Company's common stock on the New York Stock Exchange on the grant dates. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

Vesting in the restricted stock awards triggers an income tax obligation for the employee that is required to be remitted to the relevant tax authorities. To effect the tax withholding, the Company has agreed to repurchase a sufficient number of common shares from the employee to cover the income tax obligation. The stock repurchase is being accounted for as treasury stock. During the year ended December 31, 2011, the Company repurchased 365,063 shares of stock, respectively, from certain employees to settle the income tax obligation associated with vesting in restricted stock awards.

The following table summarizes information about restricted stock award activity:

	2011
Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value
Unvested balance, beginning of year	2,665,110	$8.73
Grants	1,771,639	$14.35
Vested shares	(1,136,002)	$8.74
Forfeitures	(153,361)	$11.52
Unvested balance, end of year	3,147,386	$11.75

At December 31, 2011, there was $28.9 million of total unrecognized compensation cost related to unvested restricted stock and that cost is expected to be recognized over a weighted-average period of 2.60 years. The total fair value of vested shares granted that was recognized as compensation expense related to restricted stock for the year ended December 31, 2011 was $12.6 million.

13.	Employee Benefit Plan:

The Company sponsors a savings plan under Section 401(k) of the Internal Revenue Code for the majority of its employees. The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. In January 2009, the Company adopted a limited matching contribution policy and began matching certain employee contributions to the savings plan. The Company contributed approximately $1.3 million, $1.2 million and $0.9 million to the savings plan during the years ended December 31, 2011, 2010 and 2009, respectively.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

14.	Income Taxes:

The provision (benefit) for taxes on income consisted of the following (in thousands):

	2011	2010	2009
Current:
Federal	$—	$—	$(1,191)
State	3,729	3,401	(22,135)
	3,729	3,401	(23,326)
Deferred:
Federal	162,695	105,090	95,377
State	11,922	10,388	14,784
	174,617	115,478	110,161
Provision for income taxes	$178,346	$118,879	$86,835

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the consolidated statements of income and comprehensive income for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
U.S. federal income tax provision at statutory rate	$167,880	$109,303	$92,288
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax impact	14,408	15,319	11,500
Change in valuation allowance	652	—	816
Provision (benefit) for tax uncertainties	434	267	(16,279)
Permanent items	330	710	1,087
Tax credits	(4,809)	(6,893)	(2,076)
Other	(549)	173	(501)
Provision for income taxes	$178,346	$118,879	$86,835

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The Company's net deferred tax liability consisted of the following deferred tax assets and liabilities (in thousands):

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$604,402	$361,617
Deferred revenue	17,065	19,050
Allowance for uncollectible accounts	—	1,154
Deferred rent	38,963	33,420
Deferred compensation	57,594	56,157
Asset retirement obligation	6,479	4,770
Credit carryforwards	18,081	12,747
Other comprehensive loss	7,493	3,171
Capital loss limitation	7,388	7,410
Transaction taxes	3,896	5,498
Unrealized loss on investments	39,751	39,871
Other	13,126	14,779
Gross deferred tax assets	814,238	559,644
Valuation allowance	(47,810)	(47,158)
Total deferred tax assets, net	766,428	512,486
Deferred tax liabilities:
Depreciation	(1,030,016)	(655,566)
Deferred costs	(28,976)	(32,332)
FCC licenses	(370,082)	(326,954)
Partnership interest	(142,439)	(130,679)
Other	(4,807)	(3,723)
Deferred tax liabilities	(1,576,320)	(1,149,254)
Net deferred tax liability	$(809,892)	$(636,768)

Deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Current deferred tax asset	$7,214	$6,290
Non-current deferred tax liability	(817,106)	(643,058)
Net deferred tax liability	$(809,892)	$(636,768)

At December 31, 2011 the Company has approximately $1.7 billion and $344.6 million of financial reporting net operating loss carryforwards for federal and state income tax purposes, respectively. The Company has no current federal income tax liability as of December 31, 2011 and 2010. The Company's net operating loss carryforwards for federal and state tax purposes were approximately $133.1 million and $87.3 million, respectively, greater than its net operating loss carryforwards for financial reporting purposes due to the Company's inability to realize excess tax benefits under ASC 718 until such benefits reduce income taxes payable. The federal net operating loss will begin to expire in 2023. The state net operating losses will begin to expire in 2013. At December 31, 2011 the Company has approximately $0.1 million of alternative minimum tax credit carryforwards for state income tax purposes. These alternative minimum tax credits carryforward indefinitely.

Financial statement deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that realization of the deferred tax assets is more likely than not based on the future reversal of existing temporary differences which give rise to the deferred tax liabilities, with the exception of the deferred tax asset related to the unrealized loss on investments. During 2009, an impairment of investments was recorded for financial statement purposes resulting in an unrealized loss on investments. Recognition of this unrealized loss for tax purposes would result in a capital loss. The Company has not generated capital gains within the carryback period and does not anticipate, at this time, generating sufficient capital gains within the carryforward period to realize this deferred tax asset. Therefore, the Company has a valuation allowance of $47.8 million and $47.2 million, respectively, as of December 31, 2011 and 2010.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Audits and Uncertain Tax Positions
The Company files income tax returns in the U.S. federal and certain state jurisdictions and is subject to examinations by the Internal Revenue Service (the “IRS”) and other taxing authorities. These audits can result in adjustments of taxes due or adjustments of the net operating losses which are available to offset future taxable income. The Company's estimate of the potential outcome of any uncertain tax issue prior to audit is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. An unfavorable result under audit may reduce the amount of federal and state net operating losses the Company has available for carryforward to offset future taxable income, or may increase the amount of tax due for the period under audit, resulting in an increase to the effective rate in the year of resolution.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits are as follows (in thousands):

	2011	2010	2009
Balance at beginning of period	$6,084	$6,084	$19,328
Increases for tax provisions taken during a prior period	—	—	—
Increases for tax provisions taken during the current period	—	—	—
Decreases relating to settlements	—	—	—
Decreases resulting from the expiration of the statute of limitations	—	—	(13,244)
Balance at end of period	$6,084	$6,084	$6,084

The net amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4.0 million and $4.0 million as of December 31, 2011 and 2010, respectively. Additionally, the net interest and penalties which would affect the effective tax rate is $5.8 million and $5.3 million as of December 31, 2011 and 2010, respectively. The Company continues to recognize both interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized gross interest and penalties of $0.6 million, $0.4 million and $0.8 million during the years ended December 31, 2011, 2010 and 2009, respectively. Accrued gross interest and penalties were $7.6 million and $6.9 million as of December 31, 2011 and 2010, respectively.

There is a state income tax examination currently in progress for the Company and/or certain of its subsidiaries for various tax years. Management does not believe this examination will have a significant effect on the Company's tax position. In January 2012, the Company finalized a settlement agreement with a state to resolve a disputed tax position. The position was fully reserved as of December 31, 2011 and the settlement will result in an income tax benefit of $4.0 million during the quarter ending March 31, 2012.

15.	Net Income Per Common Share:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2011	2010	2009
Basic EPS:
Net income applicable to common stock	$301,310	$193,415	$176,844
Amount allocable to common shareholders	99.1%	99.3%	99.6%
Rights to undistributed earnings	$298,583	$192,044	$176,160
Weighted average shares outstanding—basic	360,410,168	353,711,045	351,898,898
Net income per common share—basic	$0.83	$0.54	$0.50
Diluted EPS:
Rights to undistributed earnings	$298,583	$192,044	$176,160
Weighted average shares outstanding—basic	360,410,168	353,711,045	351,898,898
Effect of dilutive securities:
Stock options	3,427,772	2,424,044	4,044,023
Weighted average shares outstanding—diluted	363,837,940	356,135,089	355,942,921
Net income per common share—diluted	$0.82	$0.54	$0.49

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

In accordance with ASC 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented.
Under certain of the Company's restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the years ended December 31, 2011, 2010 and 2009, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the years ended December 31, 2011, 2010 and 2009, approximately 3.1 million, 2.6 million and 1.4 million, respectively, of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.
For the years ended December 31, 2011, 2010 and 2009, approximately 18.0 million, 25.0 million and 15.8 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

16.	Guarantor Subsidiaries:
In connection with Wireless’ 7 7/8% Senior Notes, 6 5/8% Senior Notes, and the Senior Secured Credit Facility, MetroPCS, together with its wholly-owned subsidiary, MetroPCS, Inc., and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees which are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility, the indentures and the supplemental indentures relating to the 7 7/8% Senior Notes and 6 5/8% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS or MetroPCS, Inc. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility, the indentures and the supplemental indentures relating to the 7 7/8% Senior Notes and 6 5/8% Senior Notes.
Prior to December 2010, Royal Street Communications, LLC and its subsidiaries (“Royal Street Communications”) and MetroPCS Finance, Inc. (“MetroPCS Finance”) (collectively, the “non-guarantor subsidiaries”) were not guarantors of the 7 7/8% Senior Notes, 6 5/8% Senior Notes or the Senior Secured Credit Facility. In December 2010, Wireless completed the acquisition of the remaining limited liability company member interest in Royal Street Communications, making Royal Street Communications a wholly-owned subsidiary. In addition, MetroPCS Finance was merged with a subsidiary of Wireless. Therefore, the Company no longer had any non-guarantors of any of its outstanding debt as of December 31, 2010. As a result, the comparative historical condensed consolidating financial information has been revised to present this information as if the new guarantor structure existed for all periods presented with the results of Royal Street Communications and MetroPCS Finance being reported as guarantor subsidiaries.
The following information presents condensed consolidating balance sheet information as of December 31, 2011 and 2010, condensed consolidating statement of income information for the years ended December 31, 2011, 2010 and 2009, and condensed consolidating statement of cash flows information for the years ended December 31, 2011, 2010 and 2009 of the parent company (MetroPCS), the issuer (Wireless), and the guarantor subsidiaries. Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Balance Sheet Information
As of December 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$657,289	$1,285,266	$727	$—	$1,943,282
Inventories	—	226,124	13,524	—	239,648
Accounts receivable, net	—	77,396	627	—	78,023
Advances to subsidiaries	671,193	245,866	—	(917,059)	—
Other current assets	300,068	102,845	79,727	—	482,640
Total current assets	1,628,550	1,937,497	94,605	(917,059)	2,743,593
Property and equipment, net	—	1,378	4,016,621	—	4,017,999
Long-term investments	6,319	—	—	—	6,319
Investment in subsidiaries	1,297,957	4,728,985	—	(6,026,942)	—
FCC licenses	—	3,800	2,535,241	—	2,539,041
Other assets	—	137,985	39,612	(1,618)	175,979
Total assets	$2,932,826	$6,809,645	$6,686,079	$(6,945,619)	$9,482,931
CURRENT LIABILITIES:
Advances from subsidiaries	$—	$—	$917,059	$(917,059)	$—
Other current liabilities	—	243,247	573,476	—	816,723
Total current liabilities	—	243,247	1,490,535	(917,059)	816,723
Long-term debt, net	—	4,437,924	273,097	—	4,711,021
Deferred credits	5,226	813,498	120,028	(1,618)	937,134
Other long-term liabilities	—	17,019	73,434	—	90,453
Total liabilities	5,226	5,511,688	1,957,094	(918,677)	6,555,331
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	2,927,564	1,297,957	4,728,985	(6,026,942)	2,927,564
Total stockholders’ equity	2,927,600	1,297,957	4,728,985	(6,026,942)	2,927,600
Total liabilities and stockholders’ equity	$2,932,826	$6,809,645	$6,686,079	$(6,945,619)	$9,482,931

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Balance Sheet Information
As of December 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$507,849	$287,942	$740	$—	$796,531
Inventories	—	145,260	15,789	—	161,049
Accounts receivable, net	—	57,047	1,009	—	58,056
Advances to subsidiaries	647,701	462,518	—	(1,110,219)	—
Other current assets	374,956	114,285	89,008	—	578,249
Total current assets	1,530,506	1,067,052	106,546	(1,110,219)	1,593,885
Property and equipment, net	—	246,249	3,413,196	—	3,659,445
Long-term investments	6,319	10,381	—	—	16,700
Investment in subsidiaries	1,006,295	3,994,553	—	(5,000,848)	—
FCC licenses	—	3,800	2,518,441	—	2,522,241
Other assets	—	75,085	51,224	—	126,309
Total assets	$2,543,120	$5,397,120	$6,089,407	$(6,111,067)	$7,918,580
CURRENT LIABILITIES:
Advances from subsidiaries	$—	$—	$1,110,219	$(1,110,219)	$—
Other current liabilities	—	233,678	568,742	—	802,420
Total current liabilities	—	233,678	1,678,961	(1,110,219)	802,420
Long-term debt, net	—	3,508,948	248,339	—	3,757,287
Deferred credits	1,544	639,766	103,159	—	744,469
Other long-term liabilities	—	8,433	64,395	—	72,828
Total liabilities	1,544	4,390,825	2,094,854	(1,110,219)	5,377,004
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	2,541,540	1,006,295	3,994,553	(5,000,848)	2,541,540
Total stockholders’ equity	2,541,576	1,006,295	3,994,553	(5,000,848)	2,541,576
Total liabilities and stockholders’ equity	$2,543,120	$5,397,120	$6,089,407	$(6,111,067)	$7,918,580

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Income Information
Year Ended December 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$18,802	$4,858,650	$(30,070)	$4,847,382
OPERATING EXPENSES:
Cost of revenues	—	17,452	2,926,049	(30,070)	2,913,431
Selling, general and administrative expenses	—	1,350	642,609	—	643,959
Other operating expenses	—	264	542,190	—	542,454
Total operating expenses	—	19,066	4,110,848	(30,070)	4,099,844
(Loss) income from operations	—	(264)	747,802	—	747,538
OTHER EXPENSE (INCOME):
Interest expense	—	243,163	17,910	—	261,073
Non-operating expenses	(1,859)	9,414	(746)	—	6,809
Earnings from consolidated subsidiaries	(299,451)	(734,432)	—	1,033,883	—
Total other (income) expense	(301,310)	(481,855)	17,164	1,033,883	267,882
Income (loss) before provision for income taxes	301,310	481,591	730,638	(1,033,883)	479,656
Provision for income taxes	—	(182,140)	3,794	—	(178,346)
Net income (loss)	$301,310	$299,451	$734,432	$(1,033,883)	$301,310

Condensed Consolidating Statement of Income Information
Year Ended December 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$16,036	$4,277,726	$(224,409)	$4,069,353
OPERATING EXPENSES:
Cost of revenues	—	15,200	2,527,084	(224,409)	2,317,875
Selling, general and administrative expenses	—	835	620,825	—	621,660
Other operating expenses	—	16,773	394,147	—	410,920
Total operating expenses	—	32,808	3,542,056	(224,409)	3,350,455
(Loss) income from operations	—	(16,772)	735,670	—	718,898
OTHER EXPENSE (INCOME):
Interest expense	—	252,661	153,672	(143,208)	263,125
Non-operating expenses	(1,797)	2,233	(165)	143,208	143,479
Earnings from consolidated subsidiaries	(191,546)	(581,027)	—	772,573	—
Total other (income) expense	(193,343)	(326,133)	153,507	772,573	406,604
Income (loss) before provision for income taxes	193,343	309,361	582,163	(772,573)	312,294
Provision for income taxes	72	(117,815)	(1,136)	—	(118,879)
Net income (loss)	$193,415	$191,546	$581,027	$(772,573)	$193,415

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Income Information
Year Ended December 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$16,409	$3,628,698	$(164,592)	$3,480,515
OPERATING EXPENSES:
Cost of revenues	—	15,336	2,153,580	(164,592)	2,004,324
Selling, general and administrative expenses	—	1,074	566,656	—	567,730
Other operating expenses	—	228	372,945	—	373,173
Total operating expenses	—	16,638	3,093,181	(164,592)	2,945,227
(Loss) income from operations	—	(229)	535,517	—	535,288
OTHER EXPENSE (INCOME):
Interest expense	—	270,662	135,039	(135,416)	270,285
Non-operating expenses	(2,456)	(131,512)	(124)	135,416	1,324
Earnings from consolidated subsidiaries	(174,388)	(402,358)	—	576,746	—
Total other (income) expense	(176,844)	(263,208)	134,915	576,746	271,609
Income (loss) before provision for income taxes	176,844	262,979	400,602	(576,746)	263,679
Provision for income taxes	—	(88,591)	1,756	—	(86,835)
Net income (loss)	$176,844	$174,388	$402,358	$(576,746)	$176,844

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,363	$(331,843)	$1,392,288	$—	$1,061,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(5,944)	(883,825)	—	(889,769)
Purchase of investments	(599,765)	—	—	—	(599,765)
Proceeds from maturity of investments	675,000	—	—	—	675,000
Change in advances – affiliates	18,683	471,116	—	(489,799)	—
Other investing activities, net	—	(61,515)	(10,822)	—	(72,337)
Net cash provided by (used in) investing activities	93,918	403,657	(894,647)	(489,799)	(886,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances – affiliates	—	—	(489,799)	489,799	—
Change in book overdraft	—	3,445	—	—	3,445
Proceeds from debt issuance, net of discount	—	1,497,500	—	—	1,497,500
Retirement of long-term debt	—	(535,792)	—	—	(535,792)
Repayment of debt	—	(24,292)	—	—	(24,292)
Other financing activities, net	54,159	(15,351)	(7,855)	—	30,953
Net cash provided by (used in) financing activities	54,159	925,510	(497,654)	489,799	971,814
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149,440	997,324	(13)	—	1,146,751
CASH AND CASH EQUIVALENTS, beginning of period	507,849	287,942	740	—	796,531
CASH AND CASH EQUIVALENTS, end of period	$657,289	$1,285,266	$727	$—	$1,943,282

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,401	$(37,976)	$1,031,075	$—	$994,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(173,162)	(617,223)	—	(790,385)
Purchase of investments	(711,827)	—	—	—	(711,827)
Proceeds from maturity of investments	562,500	—	—	—	562,500
Change in advances - affiliates	5,477	555,390	—	(560,867)	—
Proceeds from affiliate debt	—	505,481	—	(505,481)	—
Issuance of affiliate debt	—	(683,000)	—	683,000	—
Other investing activities, net	—	30,433	(41,139)	—	(10,706)
Net cash (used in) provided by investing activities	(143,850)	235,142	(658,362)	(383,348)	(950,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(80,291)	(2,421)	—	(82,712)
Proceeds from senior note offerings	—	1,992,770	—	—	1,992,770
Proceeds from long-term loan	—	—	683,000	(683,000)	—
Change in advances - affiliates	—	—	(560,867)	560,867	—
Retirement of long-term debt	—	(2,040,186)	—	—	(2,040,186)
Repayment of debt	—	(16,000)	(505,481)	505,481	(16,000)
Other financing activities, net	8,209	(35,353)	(3,660)	—	(30,804)
Net cash provided by (used in) financing activities	8,209	(179,060)	(389,429)	383,348	(176,932)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(134,240)	18,106	(16,716)	—	(132,850)
CASH AND CASH EQUIVALENTS, beginning of period	642,089	269,836	17,456	—	929,381
CASH AND CASH EQUIVALENTS, end of period	$507,849	$287,942	$740	$—	$796,531

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2009

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$258,785	$(26,058)	$683,212	$(16,590)	$899,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(9,177)	(822,497)	—	(831,674)
Purchase of investments	(486,645)	—	—	—	(486,645)
Proceeds from maturity of investments	262,500	—	—	—	262,500
Proceeds from affiliate debt	—	296,700	—	(296,700)	—
Issuance of affiliate debt	—	(465,000)	—	465,000	—
Other investing activities, net	—	(52,028)	(9,107)	—	(61,135)
Net cash (used in) provided by investing activities	(224,145)	(229,505)	(831,604)	168,300	(1,116,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(17,047)	(3,267)	—	(20,314)
Proceeds from long-term loan	—	—	465,000	(465,000)	—
Proceeds from senior note offerings	—	492,250	—	—	492,250
Repayment of debt	—	(16,000)	(296,700)	296,700	(16,000)
Other financing activities, net	8,626	(11,925)	(20,189)	16,590	(6,898)
Net cash provided by (used in) financing activities	8,626	447,278	144,844	(151,710)	449,038
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,266	191,715	(3,548)	—	231,433
CASH AND CASH EQUIVALENTS, beginning of period	598,823	78,121	21,004	—	697,948
CASH AND CASH EQUIVALENTS, end of period	$642,089	$269,836	$17,456	$—	$929,381

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

17.	Related-Party Transactions:
One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own an interest in a company that provides services to the Company’s customers, including handset insurance programs. Pursuant to the Company’s agreement with this related-party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related-party. In addition, the Company receives compensation for selling handsets to the related-party.
One of the Company's current directors is the chairman of an equity firm that owns interest in a company that provides wireless caller ID with name services to the Company. Pursuant to an additional agreement with this related-party, the Company receives compensation for providing access to the Company's line information database/calling name data storage to the related-party. This company was a related-party through October 2011.
One of the Company’s current directors is the chairman of an equity firm that owns an interest in a company that provides network cost management solutions to the Company.
One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own an interest in a company that provides advertising services to the Company.
One of the Company’s current directors is a managing director of various investment funds affiliated with one of the Company’s greater than 5% stockholders. These funds own an interest in a company that provides distributed antenna systems ("DAS") leases and maintenance to wireless carriers, including the Company. In addition, another of the Company’s current directors is a general partner of various investment funds which own an interest in the same company. These DAS leases are accounted for as capital or operating leases in the Company’s financial statements.
Transactions associated with the related parties described above are included in various line items in the accompanying consolidated balance sheets, consolidated statements of income and comprehensive income, and consolidated statements of cash flows. The following tables summarize the transactions with related-parties (in millions):

	2011	2010
Network service fees included in prepaid expenses	$1.5	$1.5
Receivables from related-party included in other current assets	0.7	0.6
DAS and other assets included in property and equipment, net	383.6	366.4
Deferred network service fees included in other assets	8.2	9.9
Payments due to related-party included in accounts payable and accrued expenses	6.6	7.8
Current portion of capital lease obligations included in current maturities of long-term debt	7.1	5.2
Non-current portion of capital lease obligations included in long-term debt, net	240.1	215.4
Deferred DAS service fees included in other long-term liabilities	1.4	1.2

	Year Ended December 31,
	2011	2010	2009
Fees received by the Company as compensation included in service revenues	$14.1	$11.7	$7.6
Fees received by the Company as compensation included in equipment revenues	19.7	17.9	16.4
Fees paid by the Company for services and related expenses included in cost of service	21.4	22.3	19.3
Fees paid by the Company for services included in selling, general and administrative expenses	5.4	5.8	5.7
DAS and other assets depreciation included in depreciation expense	36.4	28.7	18.6
Capital lease interest included in interest expense	19.1	14.4	11.6

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
Capital lease payments included in financing activities	$6.9	$2.9	$2.8

One of the Company's current directors is an officer of a company whose wholly-owned subsidiaries provide rating and market research services to the Company. The Company paid approximately $0.4 million, $1.0 million and $0.4 million to these companies for these services during the years ended December 31, 2011, 2010 and 2009, respectively. The majority of these costs were associated with the issuance of long-term debt and were capitalized as deferred debt issuance costs within other assets in the accompanying consolidated balance sheets. The costs are being amortized to interest expense over the life of the related debt.

18.	Supplemental Cash Flow Information:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash paid for interest	$247,702	$255,960	$248,800
Cash paid for income taxes	4,521	2,857	3,085
Non-cash investing and financing activities
The Company’s accrued purchases of property and equipment were $90.9 million, $102.6 million and $21.4 million as of December 31, 2011, 2010 and 2009, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

Assets acquired under capital lease obligations were $33.4 million, $76.6 million and $92.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During the years ended December 31, 2011, 2010 and 2009, the Company returned obsolete network infrastructure assets to one of its vendors in exchange for $6.4 million, $24.4 million and $17.4 million in credits towards the purchase of additional network infrastructure assets with the vendor.

During the years ended December 31, 2010 and 2009, the Company received $53.4 million and $52.3 million in fair value of FCC licenses in exchanges with other parties.

The Company's accrued assets acquired in asset acquisitions were $8.0 million as of December 31, 2010.

See Note 2 for the non-cash changes in the Company's asset retirement obligations.

19.	Quarterly Financial Data (Unaudited):

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company's results of operations for the interim periods. Summarized data for each interim period for the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$1,194,377	$1,209,453	$1,205,388	$1,238,164
Income from operations	145,337	210,255	176,831	215,115
Net income	56,378	84,335	69,326	91,271
Net income per common share - basic	$0.16	$0.23	$0.19	$0.25
Net income per common share - diluted	$0.15	$0.23	$0.19	$0.25

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$970,503	$1,012,536	$1,020,789	$1,065,525
Income from operations	105,231	198,412	207,934	207,321
Net income	22,661	79,915	77,287	13,552
Net income per common share - basic	$0.06	$0.22	$0.22	$0.04
Net income per common share - diluted	$0.06	$0.22	$0.22	$0.04

INDEX TO EXHIBITS

Exhibit No.	Description
2.1(a)
Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

2.1(b)
Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

3.1
Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

3.2
Fourth Amended and Restated Bylaws of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K on March 18, 2011 and incorporated by reference herein).

4.1
Form of Certificate of MetroPCS Communications, Inc. Common Stock. (Filed as Exhibit 4.1 to Amendment No. 4 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on April 3, 2007, and incorporated by reference herein).

4.2
Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on March 30, 2007, and incorporated by reference herein and filed as Exhibit 10.2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on April 11, 2007, and incorporated by reference herein).

10.1(a)**
Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.1(b)**
First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.1(c)**
Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.2**
Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.3**
MetroPCS Communications Inc. 2010 Equity Incentive Compensation Plan (Filed as Annex A to MetroPCS Communications, Inc. Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders filed on Schedule 14A with the Commission on April 19, 2010, and incorporated by reference herein).

10.4**
Form of Officer and Director Indemnification Agreement (Filed as Exhibit 10.4 to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.5**
MetroPCS Communications, Inc. Third Amended and Restated Non-Employee Director Remuneration Plan, effective March 11, 2010 (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2010, and incorporated by reference herein).

10.6**	Form of Officer Cash Performance Award Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on May 11, 2009, and incorporated by reference herein).
10.7**
MetroPCS Communications, Inc. Severance Plan and Summary Plan Description (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.8**	Form Change in Control Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).
10.9**
Form Amendment to the MetroPCS Communications, Inc. Nonqualified Stock Option Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.3 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.10**
Form Amendment to the MetroPCS Communications, Inc. Restricted Stock Agreement relating to the MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.4 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.11**
Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.5 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.12*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Employee Non-Qualified Stock Option Award Agreement
10.13*	Form Employee Restricted Stock Grant Agreement Pursuant to the Terms of the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan
10.14(a)
Amended and Restated Credit Agreement, dated as of February 20, 2007, among MetroPCS Wireless, Inc., as borrower, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as administrative agent and syndication agent, Bear, Stearns & Co. Inc., as sole lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runner and Banc of America Securities LLC, as joint book runner (Filed as Exhibit 10.12 to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.14(b)
Amendment and Restatement and Resignation and Appointment Agreement, dated as of July 16, 2010, by and among MetroPCS Wireless, Inc., as borrower, MetroPCS Communications, Inc. and certain of its subsidiaries named therein as guarantors, the several banks and other financial institutions or entities listed on the signature pages thereto as lenders, Bear Stearns Corporate Lending, Inc., as resigning administrative agent, and JPMorgan Chase Bank, N.A., as successor administrative agent (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on July 22, 2010, and incorporated by reference herein).

10.14(c)
Amendment and Restatement Agreement, dated as of March 17, 2011, among MetroPCS Wireless, Inc., the Guarantors (as defined therein), JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on March 22, 2011, and incorporated by reference herein).

10.14(d)
Incremental Commitment Agreement, dated as of May 10, 2011 among MetroPCS Wireless, Inc., the Guarantors (as defined therein), the financial institutions signatories thereto and JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on May 10, 2011, and incorporated by reference herein).

10.15(a)†
General Purchase Agreement, effective as of June 6, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(a) to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.15(b)†
Amendment No. 1 to the General Purchase Agreement, effective as of September 30, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(b) to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.15(c)†
Amendment No. 2 to the General Purchase Agreement, effective as of November 10, 2005, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.5(c) to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.15(d)†
Amendment No. 3 to the General Purchase Agreement, effective as of December 3, 2007, by and between MetroPCS Wireless, Inc. and Lucent Technologies Inc. (Filed as Exhibit 10.4(d) to MetroPCS Communications, Inc's Annual Report on Form 10-K filed on February 29, 2008, and incorporated by reference herein).

10.15(e) †
Amendment No. 4 to General Purchase Agreement, with an effective date of March 23, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.) (Filed as Exhibit 10.1(a) to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on August 3, 2011, and incorporated by reference herein).

10.15(f) †
Amendment No. 5 to General Purchase Agreement, dated as of June 15, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.) (Filed as Exhibit 10.1(b) to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on August 3, 2011, and incorporated by reference herein).

10.15(g)
Amendment No. 6 to General Purchase Agreement, dated as of September 30, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)(Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on November 1, 2011, and incorporated by reference herein).

10.15(h)*	Amendment No. 7 to General Purchase Agreement, dated as of October 28, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)
10.15(i)*	Amendment No. 8 to General Purchase Agreement, dated as of November 23, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)
10.15(j)*	Amendment No. 9 to General Purchase Agreement, dated as of December 27, 2011, by and between MetroPCS Wireless, Inc. and Alcatel-Lucent USA Inc. (formerly known as Lucent Technologies Inc.)

10.16(a)†
Managed Services Agreement, entered into on September 15, 2008 and effective as of April 8, 2008, by and between MetroPCS Wireless, Inc. and Amdocs Software Systems Limited and Amdocs, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2008, and incorporated by reference herein).

10.16(b)†
Master Procurement Agreement by and between MetroPCS Wireless, Inc. and Ericsson Inc. dated and effective as of September 10, 2009. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on November 6, 2009, and incorporated by reference herein).

10.16(c) †
Amendment No. 1 to Master Procurement Agreement, dated June 13, 2011, by and between MetroPCS Wireless, Inc. and Ericsson Inc. (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on August 3, 2011, and incorporated by reference herein).

10.17(a)†
Master Services Agreement effective March 31, 2010 by and between MetroPCS Wireless, Inc. and InComm Holdings, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on May 10, 2010, and incorporated by reference herein).

10.17(b)†
Amendment No. 1 to Master Services Agreement, effective as of March 4, 2011, by and between MetroPCS Wireless, Inc. and InComm Holdings, Inc. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2011, and incorporated by reference herein).

10.18
Underwriting Agreement, dated as of September 7, 2010, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities LLC, as representative of the several underwriters named therein (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on September 10, 2010, and incorporated by reference herein).

10.19(a)
Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.1 MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on September 21, 2010, and incorporated by reference herein).

10.19(b)
First Supplemental Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.2 MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on September 21, 2010, and incorporated by reference herein).

10.19(c)
Second Supplemental Indenture, dated November 17, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.1 MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on November 17, 2010, and incorporated by reference herein).

10.19(d)
Third Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 10.19(d) to MetroPCS Communications, Inc's Annual Report on Form 10-K filed on March 1, 2011, and incorporated by reference herein).

10.19(e)
Fourth Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 10.19(e) to MetroPCS Communications, Inc's Annual Report on Form 10-K filed on March 1, 2011, and incorporated by reference herein).

10.20
Underwriting Agreement, dated as of November 5, 2010, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities LLC (Filed as Exhibit 1.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on November 12, 2010, and incorporated by reference herein).

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
* Filed herewith.
** Management contract, compensatory plan or arrangement
† Confidential Treatment requested.