Form 10-Q
period 2012-03-31
METROPCS COMMUNICATIONS INC
filed 2012-04-26
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 23, 2012, there were 363,186,192 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
 ————————————

*	No reportable information under this item.

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	March 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$1,886,238	$1,943,282
Short-term investments	329,911	299,972
Inventories	252,158	239,648
Accounts receivable (net of allowance for uncollectible accounts of $559 and $601 at March 31, 2012 and December 31, 2011, respectively)	80,973	78,023
Prepaid expenses	70,644	55,712
Deferred charges	104,777	74,970
Deferred tax assets	7,215	7,214
Other current assets	35,434	44,772
Total current assets	2,767,350	2,743,593
Property and equipment, net	4,007,177	4,017,999
Restricted cash and investments	2,076	2,576
Long-term investments	6,319	6,319
FCC licenses	2,541,657	2,539,041
Other assets	184,628	173,403
Total assets	$9,509,207	$9,482,931
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$452,025	$512,346
Current maturities of long-term debt	34,610	33,460
Deferred revenue	261,655	245,705
Other current liabilities	29,743	25,212
Total current liabilities	778,033	816,723
Long-term debt, net	4,726,077	4,711,021
Deferred tax liabilities	831,745	817,106
Deferred rents	124,784	120,028
Other long-term liabilities	90,792	90,453
Total liabilities	6,551,431	6,555,331
COMMITMENTS AND CONTINGENCIES (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 363,128,204 and 362,460,395 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	36	36
Additional paid-in capital	1,795,586	1,784,273
Retained earnings	1,180,422	1,159,418
Accumulated other comprehensive loss	(9,549)	(9,295)
Less treasury stock, at cost, 778,662 and 602,881 treasury shares at March 31, 2012 and December 31, 2011, respectively	(8,719)	(6,832)
Total stockholders’ equity	2,957,776	2,927,600
Total liabilities and stockholders’ equity	$9,509,207	$9,482,931
The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended March 31,

	2012	2011
REVENUES:
Service revenues	$1,158,779	$1,050,217
Equipment revenues	117,811	144,160
Total revenues	1,276,590	1,194,377
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $132,223 and $111,828 shown separately below)	388,927	341,417
Cost of equipment	458,864	409,262
Selling, general and administrative expenses (excluding depreciation and amortization expense of $20,596 and $16,867 shown separately below)	176,593	169,771
Depreciation and amortization	152,819	128,695
Loss (gain) on disposal of assets	1,120	(105)
Total operating expenses	1,178,323	1,049,040
Income from operations	98,267	145,337
OTHER EXPENSE (INCOME):
Interest expense	70,083	56,561
Interest income	(375)	(515)
Other (income) expense, net	(103)	(255)
Total other expense	69,605	55,791
Income before provision for income taxes	28,662	89,546
Provision for income taxes	(7,658)	(33,168)
Net income	$21,004	$56,378
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $9 and $62, respectively	17	99
Unrealized (losses) gains on cash flow hedging derivatives, net of tax benefit of $1,572 and tax of $376, respectively	(3,133)	600
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $12 and $65, respectively	(25)	(103)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax benefit of $1,448 and $1,780, respectively	2,887	2,877
Total other comprehensive (loss) income	(254)	3,473
Comprehensive income	$20,750	$59,851
Net income per common share:
Basic	$0.06	$0.16
Diluted	$0.06	$0.15
Weighted average shares:
Basic	362,718,613	356,988,270
Diluted	364,283,160	361,406,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,004	$56,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,819	128,695
(Recovery of) provision for uncollectible accounts receivable	(107)	166
Deferred rent expense	4,792	4,094
Cost of abandoned cell sites	423	56
Stock-based compensation expense	10,156	11,284
Non-cash interest expense	1,831	1,993
Loss (gain) on disposal of assets	1,120	(105)
Gain on sale of investments	(37)	(168)
Accretion of asset retirement obligations	1,588	1,313
Deferred income taxes	14,357	32,257
Changes in assets and liabilities:
Inventories	(12,510)	(124,800)
Accounts receivable, net	(2,844)	1,250
Prepaid expenses	(14,904)	(10,306)
Deferred charges	(29,808)	(18,679)
Other assets	10,423	8,645
Accounts payable and accrued expenses	(39,803)	28,083
Deferred revenue	15,950	17,542
Other liabilities	2,454	615
Net cash provided by operating activities	136,904	138,313
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(144,016)	(187,032)
Change in prepaid purchases of property and equipment	(7,352)	(10,371)
Proceeds from sale of property and equipment	477	573
Purchase of investments	(192,415)	(162,378)
Proceeds from maturity of investments	162,500	200,000
Change in restricted cash and investments	500	—
Acquisitions of FCC licenses and microwave clearing costs	(2,584)	(1,528)
Cash used in asset acquisitions	—	(8,000)
Net cash used in investing activities	(182,890)	(168,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(2,830)	52,887
Proceeds from debt issuance, net of discount	—	497,500
Debt issuance costs	—	(6,830)
Repayment of debt	(6,347)	(5,250)
Payments on capital lease obligations	(1,558)	(2,940)
Purchase of treasury stock	(1,888)	(2,456)
Proceeds from exercise of stock options	1,565	22,531
Net cash (used in) provided by financing activities	(11,058)	555,442
(DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(57,044)	525,019
CASH AND CASH EQUIVALENTS, beginning of period	1,943,282	796,531
CASH AND CASH EQUIVALENTS, end of period	$1,886,238	$1,321,550

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
The condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended March 31, 2012 and 2011, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
The Company has thirteen operating segments based on geographic regions within the United States: Atlanta, Boston, Dallas/Ft. Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280 (Topic 280, “Segment Reporting”), the Company aggregates its thirteen operating segments into one reportable segment.
Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company offers a family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports regulatory fees for the tax inclusive plans in cost of service on the accompanying condensed consolidated statements of income and comprehensive income. When the Company separately assesses these regulatory fees on its customers for those service plans that do not include taxes or regulatory fees, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying condensed consolidated statements of income and comprehensive income. For the three months ended March 31, 2012 and 2011, the Company recorded $12.9 million and $18.0 million, respectively, of FUSF, E-911 and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying condensed consolidated statements of income and comprehensive income.
Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," addressing how to measure fair value and what disclosures to provide about fair value measurements. This amendment is largely consistent with the existing GAAP guidance, but aligned the international guidance and eliminated unnecessary wording differences between GAAP and International Financial Reporting Standards ("IFRS"). The amendment was effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The implementation of this standard did not affect the Company's financial condition, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05 "Statement of Comprehensive Income," which revises the manner in which entities present comprehensive income in their financial statements, requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied retrospectively. The implementation of this standard did not affect the Company's financial condition, results of operations, or cash flows.

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
The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include U.S. Treasury securities with an original maturity of over 90 days. Unrealized gains, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period. The U.S. Treasury securities reported as of March 31, 2012 have contractual maturities of less than one year.
Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of March 31, 2012
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	329,892	18	—	329,910
Total short-term investments	$329,899	$18	$(6)	$329,911

	As of December 31, 2011
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	299,939	32	—	299,971
Total short-term investments	$299,946	$32	$(6)	$299,972

4.	Derivative Instruments and Hedging Activities:
In March 2009, MetroPCS Wireless, Inc. (“Wireless”) entered into three separate two-year interest rate protection agreements to manage the Company’s interest rate risk exposure under Wireless’ senior secured credit facility, as amended (the “Senior Secured Credit Facility”). These agreements were effective on February 1, 2010 and covered a notional amount of $1.0 billion and effectively converted this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 5.927%. These agreements expired on February 1, 2012.
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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Interest rate protection agreements are entered into to manage interest rate risk associated with Wireless’ variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three months ended March 31, 2012, the change in fair value did not result in ineffectiveness.
At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $12.6 million of net losses that are reported in accumulated other comprehensive loss at March 31, 2012 are expected to be reclassified into earnings within the next 12 months.
Cross-default Provisions
Wireless’ interest rate protection agreements contain cross-default provisions to its Senior Secured Credit Facility. Wireless’ Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the Senior Secured Credit Facility. If Wireless were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position as of March 31, 2012 is $21.4 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of March 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Other current liabilities	$(12,550)	Other current liabilities	$(11,644)
Interest rate protection agreements	Other long-term liabilities	(8,834)	Other long-term liabilities	(9,371)
Total derivatives designated as hedging instruments under ASC 815		$(21,384)		$(21,015)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income
For the Three Months Ended March 31,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
Interest rate protection agreements	$(4,705)	$976	Interest expense	$(4,336)	$(4,676)

5.	Intangible Assets:

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
The change in the carrying value of intangible assets during the three months ended March 31, 2012 is as follows (in thousands):

	FCC Licenses	Microwave Relocation Costs
Balance at January 1, 2012	$2,513,770	$25,271
Additions	2,100	516
Disposals	—	—
Balance at March 31, 2012	$2,515,870	$25,787

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

In accordance with the requirements of ASC 350, the Company performs its annual indefinite-lived intangible assets impairment test as of each September 30th or more frequently if events or changes in circumstances indicate that the carrying value of the indefinite-lived intangible assets might be impaired. The impairment test consists of a comparison of estimated fair value with the carrying value. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible assets and charged to results of operations. No impairment was recognized as a result of the test performed at September 30, 2011. Further, there have been no subsequent indicators of impairment including those indicated in ASC 360 (Topic 360, “Property, Plant, and Equipment”). Accordingly, no subsequent interim impairment tests were performed.

Other Spectrum Acquisitions

During the three months ended March 31, 2012, the Company closed on the acquisition of microwave spectrum in the net aggregate amount of $2.1 million in cash.
In April 2012, the Company closed on the acquisition of microwave spectrum in the net aggregate amount of $19.8 million in cash.

6.	Long-term Debt:
Long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior Secured Credit Facility	$2,465,568	$2,471,916
7 7/8% Senior Notes	1,000,000	1,000,000
6 5/8% Senior Notes	1,000,000	1,000,000
Capital Lease Obligations	303,454	281,167
Total long-term debt	4,769,022	4,753,083
Add: unamortized discount on debt	(8,335)	(8,602)
Total debt	4,760,687	4,744,481
Less: current maturities	(34,610)	(33,460)
Total long-term debt	$4,726,077	$4,711,021

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
In July 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement (the “Amendment”) which amended and restated the Senior Secured Credit Facility to, among other things, extend the maturity of $1.0 billion of existing term loans (“Tranche B-2 Term Loans”) under the Senior Secured Credit Facility to November 2016, increase the interest rate to LIBOR plus 3.50% on the extended portion only and reduce the revolving credit facility from $100.0 million to $67.5 million. The remaining term loans (“Tranche B-1 Term Loans”) under the Senior Secured Credit Facility were to mature in November 2013 and the interest rate continues to be LIBOR plus 2.25%. This modification did not result in a loss on extinguishment of debt.
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
The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The weighted average rate as of March 31, 2012 was 4.602%, which includes the impact of the interest rate protection agreements (See Note 4).
Capital Lease Obligations
The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2027. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of March 31, 2012, the Company had $9.2 million and $294.3 million of capital lease obligations recorded in current maturities of long-term debt and long-term debt, respectively.

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
The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2012, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,733,860	$—	$—	$1,733,860
Short-term investments	329,911	—	—	329,911
Restricted cash and investments	2,076	—	—	2,076
Long-term investments	—	—	6,319	6,319
Total assets measured at fair value	$2,065,847	$—	$6,319	$2,072,166
Liabilities
Derivative liabilities	$—	$21,384	$—	$21,384
Total liabilities measured at fair value	$—	$21,384	$—	$21,384

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,815,538	$—	$—	$1,815,538
Short-term investments	299,972	—	—	299,972
Restricted cash and investments	2,576	—	—	2,576
Long-term investments	—	—	6,319	6,319
Total assets measured at fair value	$2,118,086	$—	$6,319	$2,124,405
Liabilities
Derivative liabilities	$—	$21,015	$—	$21,015
Total liabilities measured at fair value	$—	$21,015	$—	$21,015
The following table summarizes the changes in fair value of the Company’s net derivative liabilities included in Level 2 assets (in thousands):

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	Three Months Ended March 31,
	2012	2011
Beginning balance	$21,015	$8,309
Total losses (realized or unrealized):
Included in earnings (1)	4,336	4,676
Included in accumulated other comprehensive income (loss)	(4,705)	976
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$21,384	$2,657
 ————————————

(1)
Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The following table summarizes the changes in fair value of the Company’s Level 3 assets (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	Three Months Ended March 31,
	2012	2011
Beginning balance	$6,319	$6,319
Total losses (realized or unrealized):
Included in earnings	—	—
Included in accumulated other comprehensive income (loss)	—	—
Transfers in and/or out of Level 3	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$6,319	$6,319

The carrying value of the Company’s financial instruments, with the exception of long-term debt including current maturities, reasonably approximate the related fair values as of March 31, 2012 and December 31, 2011. The fair value of the Company’s long-term debt, excluding capital lease obligations, is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities and are classified as Level 1 in the hiearchy. As of March 31, 2012, the carrying value and fair value of long-term debt, including current maturities, were approximately $4.5 billion. As of December 31, 2011, the carrying value and fair value of long-term debt, including current maturities, were $4.5 billion and $4.4 billion, respectively.

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at March 31, 2012 and December 31, 2011 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

8.	Net Income Per Common Share:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011
Basic EPS:
Net income applicable to common stock	$21,004	$56,378
Amount allocable to common shareholders	99.2%	99.2%
Rights to undistributed earnings	$20,844	$55,904
Weighted average shares outstanding—basic	362,718,613	356,988,270
Net income per common share—basic	$0.06	$0.16
Diluted EPS:
Rights to undistributed earnings	$20,844	$55,904
Weighted average shares outstanding—basic	362,718,613	356,988,270
Effect of dilutive securities:
Stock options	1,564,547	4,417,924
Weighted average shares outstanding—diluted	364,283,160	361,406,194
Net income per common share—diluted	$0.06	$0.15
In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. During the three months ended March 31, 2012 and 2011, the Company issued

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

restricted stock awards. Unvested shares of restricted stock are participating securities such that they have rights to receive non-forfeitable dividends. In accordance with ASC 260, the unvested restricted stock was considered a “participating security” for purposes of computing earnings per common share and was therefore included in the computation of basic and diluted earnings per common share.
Under certain of the Company's restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. For the three months ended March 31, 2012 and 2011, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the three months ended March 31, 2012 and 2011, approximately 2.8 million and 3.0 million of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.
For the three months ended March 31, 2012 and 2011, 24.2 million and 16.7 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

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

10.	Supplemental Cash Flow Information:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash paid for interest	$72,117	$52,038
Cash paid for income taxes	147	427
Non-cash investing and financing activities
The Company’s accrued purchases of property and equipment were $72.3 million and $116.2 million as of March 31, 2012 and 2011, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.
Assets acquired under capital lease obligations were $24.6 million and $12.5 million for the three months ended March 31, 2012 and 2011, respectively.
During the three months ended March 31, 2012, the Company returned obsolete network infrastructure assets to one of its vendors in exchange for $6.5 million in credits towards the purchase of additional network infrastructure assets with the vendor.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

11.	Related-Party Transactions:

A private equity fund affiliated with one of the Company's greater than 5% stockholders owns:

•
A less than 20% interest in a company that provides services to the Company's customers, including handset insurance programs. Pursuant to the Company's agreement with this related-party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related-party. In addition, the Company receives compensation for selling handsets to the related-party.

•	A less than 20% equity interest in a company that provides advertising services to the Company.

•
A less than 60% interest in a company that provides distributed antenna systems ("DAS") leases and maintenance to wireless carriers, including the Company. These DAS leases are accounted for as capital or operating leases in the Company's financial statements. This company is no longer a related party as of April 2012.

Transactions associated with the related-parties described above are included in various line items in the accompanying condensed consolidated balance sheets, condensed consolidated statements of income and comprehensive income, and condensed consolidated statements of cash flows. The following tables summarize the transactions with related-parties (in millions):

	March 31, 2012	December 31, 2011
Network service fees included in prepaid expenses	$1.5	$1.5
Receivables from related-party included in other current assets	2.4	0.7
DAS equipment included in property and equipment, net	388.2	383.1
Deferred network service fees included in other assets	7.7	8.2
Payments due to related-party included in accounts payable and accrued expenses	7.9	6.6
Current portion of capital lease obligations included in current maturities of long-term debt	8.2	7.1
Non-current portion of capital lease obligations included in long-term debt, net	261.5	240.1
Deferred DAS service fees included in other long-term liabilities	1.4	1.4

	Three Months Ended March 31,
	2012	2011
Fees received by the Company as compensation included in service revenues	$2.8	$2.5
Fees received by the Company as compensation included in equipment revenues	4.6	4.6
Fees paid by the Company for services and related expenses included in cost of service	3.6	1.8
Fees paid by the Company for services included in selling, general and administrative expenses	2.2	1.7
DAS equipment depreciation included in depreciation expense	9.6	8.8
Capital lease interest included in interest expense	5.2	4.6
Capital lease payments included in financing activities	1.4	2.7

12.	Guarantor Subsidiaries:
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
The following information presents condensed consolidating balance sheet information as of March 31, 2012 and December 31, 2011, condensed consolidating statement of income information for the three months ended March 31, 2012 and 2011, and condensed consolidating statement of cash flows information for the three months ended March 31, 2012 and 2011

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

of the parent company (MetroPCS), the issuer (Wireless), and the guarantor subsidiaries. Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

Subsequent to the issuance of the Company's consolidated financial statements on Form 10-Q for the period ended March 31, 2011, management identified certain errors in the presentation of the condensed consolidating statement of cash flows information contained in this footnote. The errors were the result of (i) certain cash equivalent money market investments being incorrectly reported in the Parent column of the condensed consolidating balance sheet information that should have been reported in the Issuer column at March 31, 2011 which resulted in a cash inflow from changes in advances from affiliates being reported in the Parent column and a corresponding cash outflow from changes in advances from affiliates being reported in the Issuer column of the condensed consolidating statement of cash flows information; and (ii) a misclassification of investment in subsidiaries as an investing activity as opposed to an operating activity to offset earnings from subsidiaries resulting from the application of the equity method of accounting. Accordingly, the comparative historical condensed consolidating statement of cash flows information presented herein has been corrected. The "Guarantor Subsidiaries" and "Consolidated" columns were not impacted by these corrections. This reporting error did not have any impact on the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2011. The impact to the comparative historical condensed consolidated statement of cash flows for the three months ended March 31, 2011 is as follows:

	Parent As Previously Reported	Parent As Corrected	Issuer As Previously Reported	Issuer As Corrected	Eliminations As Previously Reported	Eliminations As Corrected
	(in thousands)
Net cash provided by (used in) operating activities	$55,924	$52	$(27,413)	$(169,651)	$(198,110)	$—
Investment in subsidiaries	(55,872)	—	(142,238)	—	198,110	—
Change in advances - affiliates	511,844	6,844	(398,041)	106,959	(113,803)	(113,803)
Net cash provided by (used in) investing activities	493,594	44,466	(555,465)	91,773	84,307	(113,803)
Increase (decrease) in cash and cash equivalents	569,593	64,593	(44,571)	460,429	—	—
Cash and cash equivalents, end of period	1,077,442	572,442	243,371	748,371	—	—

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet Information
As of March 31, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$629,757	$1,255,752	$729	$—	$1,886,238
Prepaid expenses	265	853	69,526	—	70,644
Deferred charges	—	104,777	—	—	104,777
Advances to subsidiaries	678,720	169,491	—	(848,211)	—
Other current assets	330,007	330,440	45,244	—	705,691
Total current assets	1,638,749	1,861,313	115,499	(848,211)	2,767,350
Property and equipment, net	—	1,202	4,005,975	—	4,007,177
Investment in subsidiaries	1,318,343	4,822,061	—	(6,140,404)	—
FCC licenses	—	3,800	2,537,857	—	2,541,657
Other assets	6,319	141,072	47,363	(1,731)	193,023
Total assets	$2,963,411	$6,829,448	$6,706,694	$(6,990,346)	$9,509,207
CURRENT LIABILITIES:
Advances from subsidiaries	—	—	848,211	(848,211)	—
Other current liabilities	—	234,840	543,193	—	778,033
Total current liabilities	—	234,840	1,391,404	(848,211)	778,033
Long-term debt, net	—	4,431,843	294,234	—	4,726,077
Deferred credits	5,635	827,841	124,784	(1,731)	956,529
Other long-term liabilities	—	16,581	74,211	—	90,792
Total liabilities	5,635	5,511,105	1,884,633	(849,942)	6,551,431
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	2,957,740	1,318,343	4,822,061	(6,140,404)	2,957,740
Total stockholders’ equity	2,957,776	1,318,343	4,822,061	(6,140,404)	2,957,776
Total liabilities and stockholders’ equity	$2,963,411	$6,829,448	$6,706,694	$(6,990,346)	$9,509,207

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet Information
As of December 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$657,289	$1,285,266	$727	$—	$1,943,282
Prepaid expenses	—	386	55,326	—	55,712
Deferred charges	—	74,970	—	—	74,970
Advances to subsidiaries	671,193	245,866	—	(917,059)	—
Other current assets	300,068	331,009	38,552	—	669,629
Total current assets	1,628,550	1,937,497	94,605	(917,059)	2,743,593
Property and equipment, net	—	1,378	4,016,621	—	4,017,999
Investment in subsidiaries	1,297,957	4,728,985	—	(6,026,942)	—
FCC licenses	—	3,800	2,535,241	—	2,539,041
Other assets	6,319	137,985	39,612	(1,618)	182,298
Total assets	$2,932,826	$6,809,645	$6,686,079	$(6,945,619)	$9,482,931
CURRENT LIABILITIES:
Advances from subsidiaries	—	—	917,059	(917,059)	—
Other current liabilities	—	243,247	573,476	—	816,723
Total current liabilities	—	243,247	1,490,535	(917,059)	816,723
Long-term debt, net	—	4,437,924	273,097	—	4,711,021
Deferred credits	5,226	813,498	120,028	(1,618)	937,134
Other long-term liabilities	—	17,019	73,434	—	90,453
Total liabilities	5,226	5,511,688	1,957,094	(918,677)	6,555,331
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	2,927,564	1,297,957	4,728,985	(6,026,942)	2,927,564
Total stockholders’ equity	2,927,600	1,297,957	4,728,985	(6,026,942)	2,927,600
Total liabilities and stockholders’ equity	$2,932,826	$6,809,645	$6,686,079	$(6,945,619)	$9,482,931

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income Information
Three Months Ended March 31, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$4,179	$1,279,751	$(7,340)	$1,276,590
OPERATING EXPENSES:
Cost of revenues	—	4,010	851,121	(7,340)	847,791
Selling, general and administrative expenses	—	169	176,424	—	176,593
Other operating expenses	—	54	153,885	—	153,939
Total operating expenses	—	4,233	1,181,430	(7,340)	1,178,323
(Loss) income from operations	—	(54)	98,321	—	98,267
OTHER EXPENSE (INCOME):
Interest expense	—	64,735	5,348	—	70,083
Non-operating (income) expenses	(372)	(2)	(104)	—	(478)
Earnings from consolidated subsidiaries	(20,632)	(93,077)	—	113,709	—
Total other (income) expense	(21,004)	(28,344)	5,244	113,709	69,605
Income (loss) before provision for income taxes	21,004	28,290	93,077	(113,709)	28,662
Provision for income taxes	—	(7,658)	—	—	(7,658)
Net income (loss)	$21,004	$20,632	$93,077	$(113,709)	$21,004
Total other comprehensive (loss) income	(8)	(246)	—	—	(254)
Comprehensive income (loss)	$20,996	$20,386	$93,077	$(113,709)	$20,750

Condensed Consolidating Statement of Income Information
Three Months Ended March 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$4,483	$1,197,944	$(8,050)	$1,194,377
OPERATING EXPENSES:
Cost of revenues	—	4,302	754,427	(8,050)	750,679
Selling, general and administrative expenses	—	187	169,584	—	169,771
Other operating expenses	—	94	128,496	—	128,590
Total operating expenses	—	4,583	1,052,507	(8,050)	1,049,040
(Loss) income from operations	—	(100)	145,437	—	145,337
OTHER EXPENSE (INCOME):
Interest expense	—	52,376	4,185	—	56,561
Non-operating (income) expenses	(506)	(7)	(257)	—	(770)
Earnings from consolidated subsidiaries	(55,872)	(142,238)	—	198,110	—
Total other (income) expense	(56,378)	(89,869)	3,928	198,110	55,791
Income (loss) before provision for income taxes	56,378	89,769	141,509	(198,110)	89,546
(Provision) benefit for income taxes	—	(33,897)	729	—	(33,168)
Net income (loss)	$56,378	$55,872	$142,238	$(198,110)	$56,378
Total other comprehensive (loss) income	(4)	3,477	—	—	3,473
Comprehensive income (loss)	$56,374	$59,349	$142,238	$(198,110)	$59,851

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$72	$(103,395)	$240,227	$—	$136,904
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(251)	(143,765)	—	(144,016)
Purchase of investments	(192,415)	—	—	—	(192,415)
Proceeds from maturity of investments	162,500	—	—	—	162,500
Change in advances – affiliates	2,634	86,266	—	(88,900)	—
Other investing activities, net	—	(2,957)	(6,002)	—	(8,959)
Net cash (used in) provided by investing activities	(27,281)	83,058	(149,767)	(88,900)	(182,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances – affiliates	—	—	(88,900)	88,900	—
Change in book overdraft	—	(2,830)	—	—	(2,830)
Proceeds from exercise of options	1,565	—	—	—	1,565
Other financing activities, net	(1,888)	(6,347)	(1,558)	—	(9,793)
Net cash (used in) provided by financing activities	(323)	(9,177)	(90,458)	88,900	(11,058)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,532)	(29,514)	2	—	(57,044)
CASH AND CASH EQUIVALENTS, beginning of period	657,289	1,285,266	727	—	1,943,282
CASH AND CASH EQUIVALENTS, end of period	$629,757	$1,255,752	$729	$—	$1,886,238

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$52	$(169,651)	$307,912	$—	$138,313
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(4,815)	(182,217)	—	(187,032)
Purchase of investments	(162,378)	—	—	—	(162,378)
Proceeds from maturity of investments	200,000	—	—	—	200,000
Change in advances - affiliates	6,844	106,959	—	(113,803)	—
Other investing activities, net	—	(10,371)	(8,955)	—	(19,326)
Net cash provided by (used in) investing activities	44,466	91,773	(191,172)	(113,803)	(168,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances - affiliates	—	—	(113,803)	113,803	—
Change in book overdraft	—	52,887	—	—	52,887
Proceeds from debt issuance, net of discount	—	497,500	—	—	497,500
Proceeds from exercise of options	22,531	—	—	—	22,531
Other financing activities, net	(2,456)	(12,080)	(2,940)	—	(17,476)
Net cash provided by (used in) financing activities	20,075	538,307	(116,743)	113,803	555,442
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,593	460,429	(3)	—	525,019
CASH AND CASH EQUIVALENTS, beginning of period	507,849	287,942	740	—	796,531
CASH AND CASH EQUIVALENTS, end of period	$572,442	$748,371	$737	$—	$1,321,550

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs, opinions and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include our expectations of customer growth, the causes of churn, the effect of seasonality on our business and churn, the importance of our key non-GAAP financial measures and their use to compare companies in the industry, the advantages of 4G LTE over 3G, uses of CPU and EBITDA as a measure to compare performance, whether existing cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations and planned expenditures, the challenges and opportunities facing our business including competitive pricing and increased promotional activity, competitive differentiators, our strategy and business plans, customer expectations, our projections of capital expenditures for 2012 and other statements that may relate to our plans, objectives, beliefs, strategies, goals, future events, future revenues or performance, future capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “views,” “becomes,” “projects,” “should,” “would,” “could,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this quarterly report, including in the “Company Overview,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and "Legal Proceedings" sections of this report.
We base the forward-looking statements or projections made in this report on our current expectations, estimates, plans, beliefs, opinions and assumptions that have been made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this quarterly report, you should understand that these forward-looking statements are not guarantees of future performance or results and no assurance can be given that such statements or results will occur, be realized, or be obtained. Although we believe that these forward-looking statements are based on reasonable expectations, beliefs, opinions and assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include, but are not limited, to:

•	the highly competitive nature of our industry and changes in the competitive landscape;

•
the current economic environment in the United States; disruptions to the credit and financial markets in the United States; and contractions or limited growth on consumer spending as a result of the uncertainty in the United States economy;

•	our ability to manage our growth, achieve planned growth, manage churn rates, maintain our cost structure and achieve additional economies of scale;

•	our and our competitors’ current and planned promotions, marketing, sales and other initiatives and our ability to respond and support them;

•	our ability to negotiate and maintain acceptable agreements with our suppliers and vendors, including roaming arrangements;

•	the seasonality of our business and any failure to have strong customer growth in the first and fourth quarters;

•	increases or changes in taxes and regulatory fees or the services to, or the manner in, which such taxes and fees are applied;

•	the rapid technological changes in our industry, our ability to adapt, respond and deploy new technologies and successfully offer new services using such new technology;

•
our ability to fulfill the demands and expectations of our customers, provide the customer care our customers demand, secure the products, services, applications, content and network infrastructure equipment we need or which our customers or potential customers want, expect or demand;

•	the availability of additional spectrum, our ability to secure additional spectrum, or secure it at acceptable prices, when we need it;

•
our ability to manage our networks to deliver the services, content, service quality and speed our customers expect and demand and to maintain and increase capacity of our networks and business systems to satisfy the demands of our customers and the demands placed by devices on our networks;

•	our ability to adequately defend against suits filed by others and to enforce or protect our intellectual property rights;

•	our capital structure, including our indebtedness amounts and the limitations imposed by the covenants in our indebtedness and maintain our financial and disclosure controls and procedures;

•	our inability to attract and retain key members of management and train personnel;

•
our reliance on third parties to provide distribution, products, software content and services that are integral to, used or sold by our business and the ability of our suppliers to perform, develop and timely provide us with technological developments, products and services we need to remain competitive;

•
possible disruptions or intrusions of our network, billing, operational support, and customer care systems which may limit or disrupt our ability to provide service or cause disclosure of our customers' information, and the associated harm to our customers, our systems, and our goodwill;

•	governmental regulation affecting our services and changes in government regulation, and the costs of compliance and our failure to comply with such regulations; and

•
other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as updated or supplemented under “Item 1A. Risk Factors” in each of our subsequent Quarterly Reports on Form 10-Q as filed with the SEC.

These forward-looking statements speak only as to the date made, are based on current assumptions and expectations, and are subject to the factors above, among other things, and involve risks, uncertainties, events, circumstances, uncertainties and assumptions, many of which are beyond our ability to foresee, control or predict. You should not place undue reliance on these forward-looking statements which are based on current assumptions and expectations and speak only as of the date of this report. The results presented for any period, including the three months ended March 31, 2012, may not be reflective of results for any subsequent period or for the fiscal year. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, and do not undertake a duty to, update any forward-looking statement in the future to reflect the occurrence of events or circumstances after the date of this report, except as required by law.
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
We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. As of March 31, 2012, we hold licenses for wireless spectrum suitable for wireless broadband mobile services covering a total population of 142 million people in and around many of the largest metropolitan areas in the United States. In addition, we have roaming agreements with other wireless broadband mobile carriers that allow us to offer our customers service in many areas when they are outside our service area. These roaming agreements, together with the area we serve with our own networks, allows our customers to receive service in an area covering over 280 million in total population under the Metro USA® brand. We provide our services using code division multiple access, or CDMA, networks using 1xRTT technology and evolved data only, or EVDO, and, fourth generation, or 4G, long term evolution, or 4G LTE, technology.
As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. We expect that our number of customers will continue to increase over time, which will continue to contribute to increases in our revenues and operating expenses.
We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. Our service allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our service area, for a flat-rate monthly service fee. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees and offering nationwide voice, text and web access services on an unlimited, no long-term contract, paid-in-advance, flat-rate basis beginning at $40 per month. For an additional $5 to $20 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. We also offer discounts to customers who purchase services for additional handsets on the same account. In January 2011, we introduced new 4G LTE service plans that allow customers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month. In April 2012, we introduced a nationwide voice and text service plan for $25 per month, including all applicable taxes and regulatory fees. For additional usage fees, we also provide certain other value-added services. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within 30 days, the customer is terminated. We believe our service plans differentiate us from the more complex plans and long-term contract requirements of traditional wireless carriers.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our annual report on Form 10-K for the year ended December 31, 2011 filed with the United States Securities and Exchange Commission, or SEC, on February 29, 2012.

Our accounting policies and the methodologies and assumptions we apply under them have not changed from our annual report on Form 10-K for the year ended December 31, 2011.
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
Income Taxes. For the three months ended March 31, 2012 and 2011 we paid no federal income taxes. For the three months ended March 31, 2012 and 2011 we paid $0.1 million and $0.4 million, respectively, of state income tax.
Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect the net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions. However, sales activity and churn can be strongly affected by the launch of new metropolitan areas, introduction of new price plans, competition, general economic conditions and by promotional activity, which could reduce, accentuate, increase or outweigh certain seasonal effects.
Results of Operations
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands)
REVENUES:
Service revenues	$1,158,779	$1,050,217	10%
Equipment revenues	117,811	144,160	(18%)
Total revenues	1,276,590	1,194,377	7%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	388,927	341,417	14%
Cost of equipment	458,864	409,262	12%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	176,593	169,771	4%
Depreciation and amortization	152,819	128,695	19%
Loss (gain) on disposal of assets	1,120	(105)	**
Total operating expenses	1,178,323	1,049,040	12%
Income from operations	$98,267	$145,337	(32%)

 ————————————
** Not meaningful

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended March 31, 2012, cost of service includes $0.8 million and selling, general and administrative expenses includes $9.3 million of stock-based compensation expense. For the three months ended March 31, 2011, cost of service includes $0.9 million and selling, general and administrative expenses includes $10.4 million of stock-based compensation expense.

Service Revenues. Service revenues increased $108.6 million, or 10%, to approximately $1.2 billion for the three months ended March 31, 2012 from approximately $1.1 billion for the three months ended March 31, 2011. The increase in service revenues is primarily attributable to net customer additions of 597 thousand customers for the twelve months ended March 31, 2012 as well as a $0.14 increase in average revenue per customer compared to the three months ended March 31, 2011.
Equipment Revenues. Equipment revenues decreased $26.4 million, or 18%, to $117.8 million for the three months ended March 31, 2012 from $144.2 million for the three months ended March 31, 2011. The decrease is primarily attributable to a decrease in gross customer additions which led to a $24.6 million decrease as well as a lower average price of handsets sold accounting for $15.3 million. These decreases were partially offset by an increase in upgrade handset sales to existing customers which led to a $13.5 million increase.
Cost of Service. Cost of service increased $47.5 million, or 14%, to $388.9 million for the three months ended March 31, 2012 from $341.4 million for the three months ended March 31, 2011. The increase in cost of service is primarily attributable to a 7% growth in our customer base and the deployment of additional network infrastructure, including network infrastructure for 4G LTE, during the twelve months ended March 31, 2012 as well as additional roaming expenses associated with Metro USA.
Cost of Equipment. Cost of equipment increased $49.6 million, or 12%, to $458.9 million for the three months ended March 31, 2012 from $409.3 million for the three months ended March 31, 2011. The increase is primarily attributable to a higher average cost of handsets accounting for a $94.2 million increase as well as an increase in handset upgrade expense by existing customers which led to a $26.7 million increase. These increases were partially offset by a decrease in gross customer additions which accounted for a $73.2 million decrease.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.8 million, or 4%, to $176.6 million for the three months ended March 31, 2012 from $169.8 million for the three months ended March 31, 2011. Selling expenses increased by $3.7 million, or 4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in selling expenses is primarily attributable to a $3.0 million increase in marketing and advertising expenses and a $0.9 million increase in employee related costs. General and administrative expenses increased $4.2 million, or 6%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to an increase in legal and professional service fees.
Depreciation and Amortization. Depreciation and amortization expense increased $24.1 million, or 19%, to $152.8 million for the three months ended March 31, 2012 from $128.7 million for the three months ended March 31, 2011. The increase related primarily to network infrastructure assets placed into service during the twelve months ended March 31, 2012 to support the continued growth and expansion of our network.
Loss (gain) on Disposal of Assets. Loss on disposal of assets was $1.1 million for the three months ended March 31, 2012 compared to a gain on disposal of assets of $0.1 million for the three months ended March 31, 2011. The loss on disposal of assets during the three months ended March 31, 2012 was due primarily to the disposal of assets related to certain network technology that were retired and replaced with newer technology.
Non-Operating Items

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands)
Interest expense	$70,083	$56,561	24%
Provision for income taxes	7,658	33,168	(77%)
Net income	21,004	56,378	(63%)
Interest Expense. Interest expense increased $13.5 million, or 24%, to $70.1 million for the three months ended March 31, 2012 from $56.6 million for the three months ended March 31, 2011.  The increase in interest expense was primarily attributable to a $10.9 million increase in interest expense on the senior secured credit facility, as amended, as a result of the issuance of a new tranche of term loans in the amount of $500.0 million, or Tranche B-3 Term Loans, in March 2011 as well as the issuance of an additional $1.0 billion of Tranche B-3 Term Loans, or the Incremental Tranche B-3 Term Loans, in May 2011.  This increase in interest expense was partially offset by lower interest expense due to the repayment of $535.8 million of existing tranche B-1 term loans, or Tranche B-1 Term Loans, in May 2011. Our weighted average interest rate decreased to 5.91% for the three months ended March 31, 2012 compared to 6.14% for the three months ended March 31, 2011.  Average debt outstanding for the three months ended March 31, 2012 and 2011 was approximately $4.5 billion and $3.6 billion, respectively.
Provision for Income Taxes. Income tax expense was $7.7 million and $33.2 million for the three months ended March 31, 2012 and 2011, respectively.  The effective tax rate was 26.7% and 37.0% for the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012 and 2011, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to net state and local taxes, non-deductible expenses, and a net change in uncertain tax positions. For the three months ended March 31, 2012, the decrease in the effective tax rate when compared to the same period in 2011 is primarily due to a settlement agreement with a state taxing authority to resolve a disputed tax position that resulted in an income tax benefit of $3.7 million during the three months ended March 31, 2012.

Net Income. Net income decreased $35.4 million, or 63%, to $21.0 million for the three months ended March 31, 2012 compared to $56.4 million for the three months ended March 31, 2011. The decrease was primarily attributable to a 32% decrease in income from operations and a 24% increase in interest expense. Both of these items were partially offset a 77% decrease in provision for income taxes.
Performance Measures
In managing our business and assessing our financial performance, we supplement the information provided by financial statement measures with several customer-focused performance metrics that we believe are widely used in the wireless industry. These metrics include average revenue per user per month, or ARPU, which measures service revenue per customer; cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer; cost per user per month, or CPU, which measures the non-selling cash cost of operating our business on a per customer basis; churn, which measures turnover in our customer base; and Adjusted EBITDA, which measures the financial performance of our operations. For a reconciliation of non-GAAP performance measures and a further discussion of the measures, please read “— Reconciliation of non-GAAP Financial Measures” below.

The following table shows metric information for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Customers:
End of period	9,478,313	8,881,055
Net additions	131,654	725,945
Churn:
Average monthly rate	3.1%	3.1%
ARPU	$40.56	$40.42
CPGA	$235.45	$157.28
CPU	$22.87	$19.79
Adjusted EBITDA (in thousands)	$262,362	$285,211
Customers. Net customer additions were 131,654 for the three months ended March 31, 2012, compared to 725,945 for the three months ended March 31, 2011. Total customers were 9,478,313 as of March 31, 2012, an increase of 7% over the customer total as of March 31, 2011. The increase in total customers is primarily attributable to the continued demand for our service offerings.
Churn. As we do not require a long-term service contract, our churn percentage is expected to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the three months ended March 31, 2012 was

3.1%, compared to 3.1% for the three months ended March 31, 2011. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions during these quarters. See – “Seasonality.”
Average Revenue Per User. ARPU represents (a) service revenues less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.56 and $40.42 for three months ended March 31, 2012 and 2011, respectively, an increase of $0.14. The increase in ARPU for the three months ended March 31, 2012, when compared to the same period in 2011, was primarily attributable to continued demand for our Wireless for All and 4G LTE service plans offset by an increase in family plan penetration from 35% of our customer base as of March 31, 2011 to 44% of our customer base as of March 31, 2012.
Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $235.45 for the three months ended March 31, 2012 from $157.28 for the three months ended March 31, 2011. The increase in CPGA for the three months ended March 31, 2012, was primarily driven by increased promotional activities and lower gross additions as compared to the three months ended March 31, 2011.
Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the three months ended March 31, 2012 and 2011 was $22.87 and $19.79, respectively. The increase in CPU for the three months ended March 31, 2012, when compared to the same period in 2011, was primarily driven by an increase in retention expense for existing customers, costs associated with our 4G LTE network upgrade and roaming expenses associated with Metro USA. During the quarter we experienced $7.13 in CPU directly related to handset upgrades compared to $4.60 in the prior year's first quarter.

Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; stock-based compensation expense; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; minus interest and other income and non-cash items increasing consolidated net income. Adjusted EBITDA for the three months ended March 31, 2012 decreased to $262.4 million from $285.2 million for the three months ended March 31, 2011.
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
Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. The following table reconciles total revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$1,158,779	$1,050,217
Less: Pass through charges	(16,504)	(21,275)
Net service revenues	$1,142,275	$1,028,942
Divided by: Average number of customers	9,388,465	8,485,035
ARPU	$40.56	$40.42
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

	Three Months Ended March 31,
	2012	2011
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$95,541	$91,863
Less: Equipment revenues	(117,811)	(144,160)
Add: Equipment revenue not associated with new customers	94,069	75,234
Add: Cost of equipment	458,864	409,262
Less: Equipment costs not associated with new customers	(294,829)	(192,202)
Gross addition expenses	$235,834	$239,997
Divided by: Gross customer additions	1,001,636	1,525,880
CPGA	$235.45	$157.28
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

	Three Months Ended March 31,
	2012	2011
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$388,927	$341,417
Add: General and administrative expense	81,052	77,908
Add: Net loss on equipment transactions unrelated to initial customer acquisition	200,760	116,968
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(10,156)	(11,284)
Less: Pass through charges	(16,504)	(21,275)
Total costs used in the calculation of CPU	$644,079	$503,734
Divided by: Average number of customers	9,388,465	8,485,035
CPU	$22.87	$19.79
Adjusted EBITDA — We utilize Adjusted EBITDA to monitor the financial performance of our operations. This measurement, together with GAAP measures such as revenue and income from operations, assists management in its decision-making process related to the operation of our business. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, other providers may calculate this measure differently.
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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$21,004	$56,378
Adjustments:
Depreciation and amortization	152,819	128,695
Loss (gain) on disposal of assets	1,120	(105)
Stock-based compensation expense	10,156	11,284
Interest expense	70,083	56,561
Interest income	(375)	(515)
Other (income) expense, net	(103)	(255)
Provision for income taxes	7,658	33,168
Adjusted EBITDA	$262,362	$285,211

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$136,904	$138,313
Adjustments:
Interest expense	70,083	56,561
Non-cash interest expense	(1,831)	(1,993)
Interest income	(375)	(515)
Other (income) expense, net	(103)	(255)
Recovery of (provision for) uncollectible accounts receivable	107	(166)
Deferred rent expense	(4,792)	(4,094)
Cost of abandoned cell sites	(423)	(56)
Gain on sale and maturity of investments	37	168
Accretion of asset retirement obligations	(1,588)	(1,313)
Provision for income taxes	7,658	33,168
Deferred income taxes	(14,357)	(32,257)
Changes in working capital	71,042	97,650
Adjusted EBITDA	$262,362	$285,211
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At March 31, 2012, we had a total of approximately $2.2 billion in cash, cash equivalents and short-term investments. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, we have adequate liquidity, cash flow and financial flexibility to fund our operations in the near-term.
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
In May 2011, Wireless entered into an Incremental Commitment Agreement, or the Incremental Agreement, which supplements the New Amendment to provide for the Incremental Tranche B-3 Term Loans which amount was borrowed on May 10, 2011. The Incremental Tranche B-3 Term Loans have an interest rate of LIBOR plus 3.75% and will mature in March 2018. The Incremental Tranche B-3 Term Loans are repayable in quarterly installments of $2.5 million. A portion of the proceeds from the Incremental Tranche B-3 Term Loans were used to prepay the $535.8 million in outstanding principal under the Tranche B-1 Term Loans, with the remaining proceeds to be used for general corporate purposes, including opportunistic spectrum acquisitions. The net proceeds from the Incremental Tranche B-3 Term Loans were $455.5 million after prepayment of the Tranche B-1 Term Loans, underwriter fees, other debt issuance costs of $7.9 million. The Incremental Agreement did not modify the interest rate, maturity date or any of the other terms of the New Amendment applicable to the Tranche B-2 Term Loans or the existing Tranche B-3 Term Loans.
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
The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction, increasing the capacity, or upgrade of our network infrastructure, including network infrastructure for 4G LTE, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the three months ended March 31, 2012 were $144.0 million and capital expenditures for the year ended December 31, 2011 were $889.8 million. The expenditures for the three months ended March 31, 2012 were primarily associated with our efforts to increase the service area and capacity of our existing network and the continued upgrade of our network to 4G LTE. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers resulting in increased revenues.
As of March 31, 2012, we owed an aggregate of approximately $4.5 billion under our senior secured credit facility, as amended, 7 7/8% Senior Notes and 6 5/8% Senior Notes, as well as $303.5 million under our capital lease obligations.
Operating Activities
Cash provided by operating activities decreased $1.4 million to $136.9 million during the three months ended March 31, 2012 from $138.3 million for the three months ended March 31, 2011. The decrease is primarily attributable to a 63% decrease in net income partially offset by a $26.6 million decrease in cash used for changes in working capital during the three months ended March 31, 2012 compared to the same period in 2011.
Investing Activities
Cash used in investing activities was $182.9 million during the three months ended March 31, 2012 compared to $168.7 million during the three months ended March 31, 2011. Cash flows from net purchases of short-term investments decreased $67.5 million, partially offset by a $43.0 million decrease in purchases of property and equipment for the three months ended March 31, 2012 compared to the same period in 2011.
Financing Activities
Cash used in financing activities was $11.1 million during the three months ended March 31, 2012 compared to cash provided by financing activities of $555.4 million during the three months ended March 31, 2011. The decrease during the three months ended March 31, 2012 was due primarily to $490.7 million in net proceeds from debt issuance during the three months ended March 31, 2011 that did not recur during the same period in 2012 as well as a $55.7 million decrease in cash provided by changes in book overdraft and a $21.0 million decrease in proceeds from exercise of stock options.

Capital Lease Obligations
We have entered into various non-cancelable capital lease agreements, with expirations through 2027. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense. As of March 31, 2012, we had $303.5 million of capital lease obligations, with $9.2 million and $294.3 million recorded in current maturities of long-term debt and long-term debt, respectively.
Capital Expenditures and Other Asset Acquisitions and Dispositions
Capital Expenditures. We currently expect to incur capital expenditures in the range of $900.0 million to $1.0 billion on a consolidated basis for the year ending December 31, 2012.
During the three months ended March 31, 2012, we incurred $144.0 million in capital expenditures. During the year ended December 31, 2011, we incurred $889.8 million in capital expenditures. These capital expenditures were primarily associated with our efforts to increase the service area and capacity of our existing CDMA network and the upgrade of our network to 4G LTE.
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
During the three months ended March 31, 2012, we closed on the acquisition of microwave spectrum in the net aggregate amount of $2.1 million in cash.
In April 2012, the Company closed on the acquisition of microwave spectrum in the net aggregate amount of $19.8 million in cash.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Inflation
We believe that inflation has not materially affected our operations.
Effect of New Accounting Standards

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," addressing how to measure fair value and what disclosures to provide about fair value measurements. This amendment is largely consistent with the existing GAAP guidance, but aligned the international guidance and eliminated unnecessary wording differences between GAAP and International Financial Reporting Standards ("IFRS"). The amendment was effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The implementation of this standard did not affect the Company's financial condition, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05 "Statement of Comprehensive Income," which revises the manner in which entities present comprehensive income in their financial statements, requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied retrospectively. The implementation of this standard did not affect the Company's financial condition, results of operations, or cash flows.
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

As of March 31, 2012, we had approximately $2.5 billion in outstanding indebtedness under our senior secured credit facility, as amended, that bears interest at floating rates based on LIBOR plus 3.821% for the Tranche B-2 Term Loans and LIBOR plus 3.75% for the Tranche B-3 Term Loans and Incremental Tranche B-3 Term Loans. The interest rate on the outstanding debt under our senior secured credit facility, as amended, as of March 31, 2012 was 4.602%, which includes the impact of our interest rate protection agreements. In October 2010, we entered into three separate two-year interest rate protection agreements to manage the Company's interest rate risk exposure. These agreements were effective on February 1, 2012 and cover a notional amount of $950.0 million and effectively converted this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 4.908%. These agreements expire on February 1, 2014.  In April 2011, we entered into three separate three-year interest rate protection agreements to manage the Company's interest rate risk exposure under our senior secured credit facility, as amended.  These agreements were effective on April 15, 2011 and cover a notional amount of $450.0 million and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.242%.  These agreements expire on April 15, 2014.  If market LIBOR rates increase 100 basis points over the rates in effect at March 31, 2012, annual interest expense on the approximately $1.1 billion in variable rate debt that is not subject to interest rate protection agreements would increase $10.7 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012. You also should be aware that the risk factors disclosed in all our filings with the SEC and other information contained in our filings with the SEC may not describe every risk facing or that could effect our Company and the business, financial condition or results of operations or that you should consider in investing or holding the securities of our Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Share Repurchases
The following table provides information about shares acquired from employees during the first quarter of 2012 as payment of withholding taxes in connection with the vesting of restricted stock:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	8,094	$8.78	—	—
February 1 - February 29	125,924	$10.92	—	—
March 1 – March 31	41,763	$10.55	—	—
Total	175,781	$10.73	—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
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

METROPCS COMMUNICATIONS, INC.

Date: April 26, 2012	By:	/s/ Roger D. Linquist
Roger D. Linquist Chief Executive Officer and Chairman of the Board

Date: April 26, 2012	By:	/s/ J. Braxton Carter
J. Braxton Carter Chief Financial Officer and Vice Chairman

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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