Form 10-Q
period 2012-06-30
METROPCS COMMUNICATIONS INC
filed 2012-07-26
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 20, 2012, there were 363,424,295 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
 ————————————

*	No reportable information under this item.

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	June 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$1,901,168	$1,943,282
Short-term investments	447,386	299,972
Inventories	259,011	239,648
Accounts receivable (net of allowance for uncollectible accounts of $639 and $601 at June 30, 2012 and December 31, 2011, respectively)	87,860	78,023
Prepaid expenses	88,087	55,712
Deferred charges	82,365	74,970
Deferred tax assets	7,214	7,214
Other current assets	22,709	44,772
Total current assets	2,895,800	2,743,593
Property and equipment, net	4,069,340	4,017,999
Restricted cash and investments	2,076	2,576
Long-term investments	6,319	6,319
FCC licenses	2,561,904	2,539,041
Other assets	194,193	173,403
Total assets	$9,729,632	$9,482,931
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$431,919	$512,346
Current maturities of long-term debt	35,306	33,460
Deferred revenue	244,390	245,705
Other current liabilities	30,263	25,212
Total current liabilities	741,878	816,723
Long-term debt, net	4,726,434	4,711,021
Deferred tax liabilities	924,613	817,106
Deferred rents	129,289	120,028
Other long-term liabilities	91,128	90,453
Total liabilities	6,613,342	6,555,331
COMMITMENTS AND CONTINGENCIES (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 363,402,032 and 362,460,395 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	36	36
Additional paid-in capital	1,804,923	1,784,273
Retained earnings	1,329,257	1,159,418
Accumulated other comprehensive loss	(8,586)	(9,295)
Less treasury stock, at cost, 873,008 and 602,881 treasury shares at June 30, 2012 and December 31, 2011, respectively	(9,340)	(6,832)
Total stockholders’ equity	3,116,290	2,927,600
Total liabilities and stockholders’ equity	$9,729,632	$9,482,931
The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2012	2011	2012	2011
REVENUES:
Service revenues	$1,158,942	$1,113,292	$2,317,721	$2,163,509
Equipment revenues	122,238	96,161	240,049	240,320
Total revenues	1,281,180	1,209,453	2,557,770	2,403,829
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $133,736, $115,455, $265,959 and $227,282 shown separately below)	368,418	366,030	757,345	707,447
Cost of equipment	277,922	342,534	736,786	751,796
Selling, general and administrative expenses (excluding depreciation and amortization expense of $19,615, $19,070, $40,210 and $35,937 shown separately below)	167,494	154,556	344,088	324,327
Depreciation and amortization	153,351	134,525	306,169	263,219
Loss on disposal of assets	2,047	1,553	3,166	1,448
Total operating expenses	969,232	999,198	2,147,554	2,048,237
Income from operations	311,948	210,255	410,216	355,592
OTHER EXPENSE (INCOME):
Interest expense	69,486	66,980	139,569	123,541
Interest income	(374)	(511)	(748)	(1,026)
Other (income) expense, net	(210)	(186)	(313)	(442)
Loss on extinguishment of debt	—	9,536	—	9,536
Total other expense	68,902	75,819	138,508	131,609
Income before provision for income taxes	243,046	134,436	271,708	223,983
Provision for income taxes	(94,211)	(50,101)	(101,869)	(83,269)
Net income	$148,835	$84,335	$169,839	$140,714
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $42, $40, $51 and $102, respectively	64	66	81	165
Unrealized losses on cash flow hedging derivatives, net of tax benefit of $1,034, $8,299, $2,606 and $7,923, respectively	(1,032)	(13,374)	(4,165)	(12,774)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $12, $57, $25 and $122, respectively	(15)	(93)	(39)	(197)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax benefit of $1,575, $2,319, $3,023 and $4,118, respectively	1,945	3,762	4,832	6,639
Total other comprehensive income (loss)	962	(9,639)	709	(6,167)
Comprehensive income	$149,797	$74,696	$170,548	$134,547
Net income per common share:
Basic	$0.41	$0.23	$0.46	$0.39
Diluted	$0.41	$0.23	$0.46	$0.38
Weighted average shares:
Basic	363,263,805	360,226,487	362,991,209	358,616,324
Diluted	363,514,983	365,390,280	364,148,811	363,153,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,839	$140,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,169	263,219
Provision for uncollectible accounts receivable	3,238	261
Deferred rent expense	9,374	7,832
Cost of abandoned cell sites	941	380
Stock-based compensation expense	19,499	22,244
Non-cash interest expense	3,663	4,015
Loss on disposal of assets	3,166	1,448
Loss on extinguishment of debt	—	9,536
Gain on sale of investments	(64)	(319)
Accretion of asset retirement obligations	3,219	2,762
Deferred income taxes	107,237	81,395
Changes in assets and liabilities:
Inventories	(19,363)	21,001
Accounts receivable, net	(9,832)	(4,710)
Prepaid expenses	(32,292)	(14,512)
Deferred charges	(7,395)	(5,157)
Other assets	20,325	20,081
Accounts payable and accrued expenses	(122,685)	(85,346)
Deferred revenue	(1,315)	10,990
Other liabilities	2,846	6,266
Net cash provided by operating activities	456,570	482,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(326,215)	(451,573)
Change in prepaid purchases of property and equipment	(15,386)	(17,691)
Proceeds from sale of property and equipment	888	603
Purchase of investments	(447,285)	(299,826)
Proceeds from maturity of investments	300,000	375,000
Change in restricted cash and investments	500	—
Acquisitions of FCC licenses and microwave clearing costs	(22,831)	(3,283)
Cash used in asset acquisitions	—	(7,495)
Net cash used in investing activities	(510,329)	(404,265)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	29,261	1,263
Proceeds from debt issuance, net of discount	—	1,497,500
Debt issuance costs	—	(15,351)
Repayment of debt	(12,695)	(11,598)
Retirement of senior secured credit facility debt	—	(535,792)
Payments on capital lease obligations	(4,211)	(4,474)
Purchase of treasury stock	(2,508)	(3,591)
Proceeds from exercise of stock options	1,798	53,671
Net cash provided by financing activities	11,645	981,628
(DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(42,114)	1,059,463
CASH AND CASH EQUIVALENTS, beginning of period	1,943,282	796,531
CASH AND CASH EQUIVALENTS, end of period	$1,901,168	$1,855,994

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
The condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended June 30, 2012 and 2011, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company offers a family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports regulatory fees for the tax inclusive plans in cost of service on the accompanying condensed consolidated statements of income and comprehensive income. When the Company separately assesses these regulatory fees on its customers for those service plans that do not include taxes or regulatory fees, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying condensed consolidated statements of income and comprehensive income. For the three months ended June 30, 2012 and 2011, the Company recorded $12.2 million and $17.4 million, respectively, of FUSF, E-911 and other fees on a gross basis. For the six months ended June 30, 2012 and 2011, the Company recorded $25.2 million and $35.5 million, respectively, of FUSF, E-911 and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying condensed consolidated statements of income and comprehensive income.

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
The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include U.S. Treasury securities with an original maturity of over 90 days. Unrealized gains, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period. The U.S. Treasury securities reported as of June 30, 2012 have contractual maturities of less than one year.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of June 30, 2012
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	447,285	100	—	447,385
Total short-term investments	$447,292	$100	$(6)	$447,386

	As of December 31, 2011
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	299,939	32	—	299,971
Total short-term investments	$299,946	$32	$(6)	$299,972

4.	Derivative Instruments and Hedging Activities:
In October 2010, MetroPCS Wireless, Inc. (“Wireless”) entered into three separate two-year interest rate protection agreements to manage its interest rate risk exposure under Wireless’ senior secured credit facility, as amended (the “Senior Secured Credit Facility”). These agreements were effective on February 1, 2012 and cover a notional amount of $950.0 million and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 4.908%. These agreements expire on February 1, 2014.
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
Interest rate protection agreements are entered into to manage interest rate risk associated with Wireless’ variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three and six months ended June 30, 2012, the change in fair value did not result in ineffectiveness.
At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $12.5 million of net losses that are reported in accumulated other comprehensive loss at June 30, 2012 are expected to be reclassified into earnings within the next 12 months.
Cross-default Provisions
Wireless’ interest rate protection agreements contain cross-default provisions to its Senior Secured Credit Facility. Wireless’ Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the Senior Secured Credit Facility. If Wireless were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

protection agreements with cross-default provisions that are in a net liability position as of June 30, 2012 is $19.9 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of June 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Other current liabilities	$(12,503)	Other current liabilities	$(11,644)
Interest rate protection agreements	Other long-term liabilities	(7,427)	Other long-term liabilities	(9,371)
Total derivatives designated as hedging instruments under ASC 815		$(19,930)		$(21,015)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income
For the Three Months Ended June 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
Interest rate protection agreements	$(2,065)	$(21,673)	Interest expense	$(3,519)	$(6,081)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income
For the Six Months Ended June 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
Interest rate protection agreements	$(6,770)	$(20,697)	Interest expense	$(7,855)	$(10,757)

5.	Intangible Assets:

The Company operates wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband services. The Company holds personal communications services (“PCS”) licenses, advanced wireless services (“AWS”) licenses, 700 MHz licenses and microwave licenses granted or acquired on various dates. The PCS licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of the Company's licensed spectrum if the Company's use of its spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company's system. Accordingly, the Company incurs costs related to microwave relocation in constructing its PCS and AWS networks. FCC Licenses and related microwave relocation costs are recorded at cost.
The change in the carrying value of intangible assets during the six months ended June 30, 2012 is as follows (in thousands):

	FCC Licenses	Microwave Relocation Costs
Balance at January 1, 2012	$2,513,770	$25,271
Additions	21,947	916
Disposals	—	—
Balance at June 30, 2012	$2,535,717	$26,187

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Although PCS, AWS, 700 MHz and microwave licenses are issued with a stated term between ten and fifteen years, the renewal of PCS, AWS, 700 MHz and microwave licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS, 700 MHz and microwave licenses. As such, under the provisions of ASC 350, (Topic 350, “Intangibles-Goodwill and Other”), the Company's PCS, AWS, 700 MHz and microwave licenses and microwave relocation costs (collectively, the "indefinite-lived intangible assets") are not amortized because they are considered to have indefinite lives, but are tested at least annually for impairment.

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

Other Spectrum Acquisitions

During the six months ended June 30, 2012, the Company closed on the acquisition of microwave spectrum in the net aggregate amount of $21.9 million in cash.

6.	Long-term Debt:
Long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior Secured Credit Facility	$2,459,221	$2,471,916
7 7/8% Senior Notes	1,000,000	1,000,000
6 5/8% Senior Notes	1,000,000	1,000,000
Capital Lease Obligations	310,588	281,167
Total long-term debt	4,769,809	4,753,083
Add: unamortized discount on debt	(8,069)	(8,602)
Total debt	4,761,740	4,744,481
Less: current maturities	(35,306)	(33,460)
Total long-term debt	$4,726,434	$4,711,021
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
In July 2010, Wireless entered into an Amendment and Restatement and Resignation and Appointment Agreement (the “Amendment”) which amended and restated the Senior Secured Credit Facility to, among other things, extend the maturity of $1.0 billion of existing term loans (“Tranche B-2 Term Loans”) under the Senior Secured Credit Facility to November 2016, increase the interest rate to LIBOR plus 3.50% on the extended portion only and reduce the revolving credit facility from $100.0 million to $67.5 million. The remaining term loans (“Tranche B-1 Term Loans”) under the Senior Secured Credit Facility were to mature in November 2013 and the interest rate continued to be LIBOR plus 2.25%. This modification did not result in a loss on extinguishment of debt.
In March 2011, Wireless entered into an Amendment and Restatement Agreement (the “New Amendment”) which further amended and restated the Senior Secured Credit Facility. The New Amendment amended the Senior Secured Credit Facility to, among other things, provide for a new tranche of term loans in the amount of $500.0 million (“Tranche B-3 Term Loans”), with an interest rate of LIBOR plus 3.75% which will mature in March 2018, and increase the interest rate to LIBOR plus 3.821% on the existing Tranche B-1 Term Loans and Tranche B-2 Term Loans. The Tranche B-3 Term Loans are repayable in quarterly installments of $1.25 million. In addition, the aggregate amount of the revolving credit facility was increased from $67.5 million to $100.0 million and the maturity of the revolving credit facility was extended to March 2016. The net proceeds from the Tranche B-3 Term Loans were $490.2 million after underwriter fees, discounts and other debt issuance costs of approximately $9.8 million.
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

In May 2011, Wireless entered into an Incremental Commitment Agreement (the “Incremental Agreement”) which supplements the Senior Secured Credit Facility to provide for an additional $1.0 billion of Tranche B-3 Term Loans (the “Incremental Tranche B-3 Terms Loans”). The Incremental Tranche B-3 Term Loans have an interest rate of LIBOR plus 3.75% and will mature in March 2018. The Incremental Tranche B-3 Term Loans are repayable in quarterly installments of $2.5 million. A portion of the proceeds from the Incremental Tranche B-3 Term Loans were used to prepay the $535.8 million in outstanding principal under the Tranche B-1 Term Loans, with the remaining proceeds to be used for general corporate purposes, including opportunistic spectrum acquisitions. The net proceeds from the Incremental Tranche B-3 Term Loans were $455.5 million after prepayment of the Tranche B-1 Term Loans, underwriter fees, and other debt issuance costs of approximately $7.9 million. The prepayment of the Tranche B-1 Term Loans resulted in a loss on extinguishment of debt in the amount of $9.5 million. The Incremental Agreement did not modify the interest rate, maturity date or any of the other terms of the Senior Secured Credit Facility applicable to the Tranche B-2 Term Loans or the existing Tranche B-3 Term Loans.
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
The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The weighted average rate as of June 30, 2012 was 4.605%, which includes the impact of the interest rate protection agreements (See Note 4).
Capital Lease Obligations
The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2027. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of June 30, 2012, the Company had $9.9 million and $300.7 million of capital lease obligations recorded in current maturities of long-term debt and long-term debt, respectively.

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2012, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,748,160	$—	$—	$1,748,160
Short-term investments	447,386	—	—	447,386
Restricted cash and investments	2,076	—	—	2,076
Long-term investments	—	—	6,319	6,319
Total assets measured at fair value	$2,197,622	$—	$6,319	$2,203,941
Liabilities
Derivative liabilities	$—	$19,930	$—	$19,930
Total liabilities measured at fair value	$—	$19,930	$—	$19,930

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,815,538	$—	$—	$1,815,538
Short-term investments	299,972	—	—	299,972
Restricted cash and investments	2,576	—	—	2,576
Long-term investments	—	—	6,319	6,319
Total assets measured at fair value	$2,118,086	$—	$6,319	$2,124,405
Liabilities
Derivative liabilities	$—	$21,015	$—	$21,015
Total liabilities measured at fair value	$—	$21,015	$—	$21,015
The following table summarizes the changes in fair value of the Company’s net derivative liabilities included in Level 2 assets (in thousands):

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	Three Months Ended June 30,
	2012	2011
Beginning balance	$21,384	$2,657
Total losses (realized or unrealized):
Included in earnings (1)	3,519	6,081
Included in accumulated other comprehensive income (loss)	(2,065)	(21,673)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$19,930	$18,249
 ————————————

(1)
Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	Six Months Ended June 30,
	2012	2011
Beginning balance	$21,015	$8,309
Total losses (realized or unrealized):
Included in earnings (2)	7,855	10,757
Included in accumulated other comprehensive income (loss)	(6,770)	(20,697)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$19,930	$18,249
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
The carrying value of the Company’s financial instruments, with the exception of long-term debt including current maturities, reasonably approximate the related fair values as of June 30, 2012 and December 31, 2011. The fair value of the Company’s long-term debt, excluding capital lease obligations, is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities and are classified as Level 1 in the hierarchy. As of June 30, 2012, the carrying value and fair value of long-term debt, including current maturities, were approximately $4.5 billion and $4.4 billion, respectively. As of December 31, 2011, the carrying value and fair value of long-term debt, including current maturities, were approximately $4.5 billion and $4.4 billion, respectively.

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at June 30, 2012 and December 31, 2011 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

8.	Net Income Per Common Share:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic EPS:
Net income applicable to common stock	$148,835	$84,335	$169,839	$140,714
Amount allocable to common shareholders	99.4%	99.0%	99.3%	99.1%
Rights to undistributed earnings	$147,900	$83,496	$168,658	$139,420
Weighted average shares outstanding—basic	363,263,805	360,226,487	362,991,209	358,616,324
Net income per common share—basic	$0.41	$0.23	$0.46	$0.39
Diluted EPS:
Rights to undistributed earnings	$147,900	$83,496	$168,658	$139,420
Weighted average shares outstanding—basic	363,263,805	360,226,487	362,991,209	358,616,324
Effect of dilutive securities:
Stock options	251,178	5,163,793	1,157,602	4,536,910
Weighted average shares outstanding—diluted	363,514,983	365,390,280	364,148,811	363,153,234
Net income per common share—diluted	$0.41	$0.23	$0.46	$0.38
In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. Under certain of the Company's restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. In accordance with ASC 260, those unvested restricted stock awards are considered a “participating security” for purposes of computing earnings per common share and are therefore included in the computation of basic and diluted earnings per common share.
For the three and six months ended June 30, 2012 and 2011, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the three and six months ended June 30, 2012, approximately 2.3 million and 2.5 million of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture. For the three and six months ended June 30, 2011, approximately 3.7 million and 3.4 million of restricted common shares issued to employees were excluded from the computation of basic net income per common share since the shares were not vested and remained subject to forfeiture.
For the three months ended June 30, 2012 and 2011, 29.7 million and 10.3 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the six months ended June 30, 2012 and 2011, 25.2 million and 14.4 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

9.	Commitments and Contingencies:

Pricing Agreement

The Company has entered into a pricing agreement with a handset manufacturer for the purchase of wireless handsets at specified prices. This agreement expires on August 31, 2012. The total aggregate commitment outstanding under this pricing agreement is approximately $3.6 million as of June 30, 2012.

Litigation

The Company is involved in litigation from time to time, including litigation regarding intellectual property claims, that it considers to be in the normal course of business. The Company is not currently party to any pending legal proceedings that the

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Company believes could, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. However, legal proceedings are inherently unpredictable, and the legal proceedings in which the Company is involved often present complex legal and factual issues. The Company intends to vigorously pursue defenses in litigation in which it is involved and where appropriate engage in discussions to resolve these legal proceedings on terms favorable to the Company. The Company believes that any amounts which parties to such litigation allege the Company is liable for may not be necessarily meaningful indicators of the Company's potential liability. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the legal proceedings in which it is involved. It is possible, however, that the Company's business, financial condition, results of operations, and liquidity in future periods could be materially adversely affected by increased expenses, including legal and litigation expenses, significant settlement costs and/or unfavorable damage awards relating to such legal proceedings.

10.	Supplemental Cash Flow Information:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash paid for interest	$136,639	$113,313
Cash paid for income taxes	3,881	3,873
Non-cash investing and financing activities
The Company’s accrued purchases of property and equipment were $104.1 million and $96.9 million as of June 30, 2012 and 2011, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.
Assets acquired under capital lease obligations were $33.9 million and $20.3 million for the six months ended June 30, 2012 and 2011, respectively.
During the six months ended June 30, 2012, the Company returned obsolete network infrastructure assets to one of its vendors in exchange for $9.6 million in credits towards the purchase of additional network infrastructure assets with the vendor.

11.	Related-Party Transactions:

A private equity fund affiliated with one of the Company's greater than 5% stockholders owns:

•
A less than 20% interest in a company that provides services to the Company's customers, including handset insurance programs. Pursuant to the Company's agreement with this related-party, the Company bills its customers directly for these services and remits the fees collected from its customers for these services to the related-party. In addition, the Company receives compensation for selling handsets to the related-party;

•	A less than 20% equity interest in a company that provides advertising services to the Company; and

•
A less than 60% interest in a company that provides distributed antenna systems ("DAS") leases and maintenance to wireless carriers, including the Company. These DAS leases are accounted for as capital or operating leases in the Company's financial statements. This company is no longer a related party as of April 2012 because it is no longer owned by the affiliated fund.

Transactions associated with the related-parties described above are included in various line items in the accompanying condensed consolidated balance sheets, condensed consolidated statements of income and comprehensive income, and condensed consolidated statements of cash flows. The following tables summarize the transactions with related-parties (in millions):

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

	June 30, 2012	December 31, 2011
Network service fees included in prepaid expenses	$—	$1.5
Receivables from related-party included in other current assets	3.1	0.7
DAS equipment included in property and equipment, net	—	383.1
Deferred network service fees included in other assets	—	8.2
Payments due to related-party included in accounts payable and accrued expenses	6.1	6.6
Current portion of capital lease obligations included in current maturities of long-term debt	—	7.1
Non-current portion of capital lease obligations included in long-term debt, net	—	240.1
Deferred DAS service fees included in other long-term liabilities	—	1.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fees received by the Company as compensation included in service revenues	$3.0	$2.8	$5.8	$5.3
Fees received by the Company as compensation included in equipment revenues	9.7	6.7	14.3	11.3
Fees paid by the Company for services and related expenses included in cost of service	—	3.1	3.6	4.9
Fees paid by the Company for services included in selling, general and administrative expenses	0.6	0.9	2.8	2.6
DAS equipment depreciation included in depreciation expense	—	9.7	9.6	18.5
Capital lease interest included in interest expense	—	4.8	5.2	9.4

	Six Months Ended June 30,
	2012	2011
Capital lease payments included in financing activities	$1.4	$4.0

12.	Guarantor Subsidiaries:
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
The following information presents condensed consolidating balance sheet information as of June 30, 2012 and December 31, 2011, condensed consolidating statement of income information for the three and six months ended June 30, 2012 and 2011, and condensed consolidating statement of cash flows information for the six months ended June 30, 2012 and 2011 of the parent company (MetroPCS), the issuer (Wireless), and the guarantor subsidiaries. Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

Subsequent to the issuance of the Company's consolidated financial statements on Form 10-Q for the period ended June 30, 2011, management identified certain errors in the presentation of the condensed consolidating statement of cash flows information contained in this footnote. The errors were the result of certain cash equivalent money market investments being incorrectly reported in the Parent column of the condensed consolidating balance sheet information that should have been reported in the Issuer column at June 30, 2011 which resulted in a cash inflow from changes in advances from affiliates being reported in the Parent column and a corresponding cash outflow from changes in advances from affiliates being reported in the Issuer column of the condensed consolidating statement of cash flows information. Accordingly, the comparative historical

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

condensed consolidating statement of cash flows information presented herein has been corrected. The "Guarantor Subsidiaries" and "Consolidated" columns were not impacted by these corrections. This reporting error did not have any impact on the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2011. The impact to the comparative historical condensed consolidated statement of cash flows for the six months ended June 30, 2011 is as follows:

	Parent As Previously Reported	Parent As Corrected	Issuer As Previously Reported	Issuer As Corrected	Eliminations As Previously Reported	Eliminations As Corrected
	(in thousands)
Change in advances - affiliates	671,631	15,572	(820,250)	133,750	148,619	(149,322)
Net cash provided by (used in) investing activities	746,805	90,746	(844,891)	109,109	148,619	(149,322)
Change in advances - affiliates	297,941	—	—	—	(148,619)	149,322
Net cash provided by (used in) financing activities	348,021	50,080	936,022	936,022	(148,619)	149,322
Increase (decrease) in cash and cash equivalents	1,095,323	141,323	(35,742)	918,258	—	—
Cash and cash equivalents, end of period	1,603,172	649,172	252,200	1,206,200	—	—

Condensed Consolidating Balance Sheet Information
As of June 30, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$513,051	$1,387,389	$728	$—	$1,901,168
Short-term investments	447,386	—	—	—	447,386
Prepaid expenses	177	1,880	86,030	—	88,087
Advances to subsidiaries	687,719	—	—	(687,719)	—
Other current assets	96	427,571	31,492	—	459,159
Total current assets	1,648,429	1,816,840	118,250	(687,719)	2,895,800
Property and equipment, net	—	1,119	4,068,221	—	4,069,340
Investment in subsidiaries	1,467,415	5,129,241	—	(6,596,656)	—
FCC licenses	—	3,800	2,558,104	—	2,561,904
Other assets	6,319	150,884	47,082	(1,697)	202,588
Total assets	$3,122,163	$7,101,884	$6,791,657	$(7,286,072)	$9,729,632
CURRENT LIABILITIES:
Advances from subsidiaries	—	101,786	585,933	(687,719)	—
Other current liabilities	—	171,211	570,667	—	741,878
Total current liabilities	—	272,997	1,156,600	(687,719)	741,878
Long-term debt, net	—	4,425,761	300,673	—	4,726,434
Deferred credits	5,873	920,437	129,289	(1,697)	1,053,902
Other long-term liabilities	—	15,274	75,854	—	91,128
Total liabilities	5,873	5,634,469	1,662,416	(689,416)	6,613,342
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	3,116,254	1,467,415	5,129,241	(6,596,656)	3,116,254
Total stockholders’ equity	3,116,290	1,467,415	5,129,241	(6,596,656)	3,116,290
Total liabilities and stockholders’ equity	$3,122,163	$7,101,884	$6,791,657	$(7,286,072)	$9,729,632

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet Information
As of December 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$657,289	$1,285,266	$727	$—	$1,943,282
Short-term investments	299,972	—	—	—	299,972
Prepaid expenses	—	386	55,326	—	55,712
Advances to subsidiaries	671,193	245,866	—	(917,059)	—
Other current assets	96	405,979	38,552	—	444,627
Total current assets	1,628,550	1,937,497	94,605	(917,059)	2,743,593
Property and equipment, net	—	1,378	4,016,621	—	4,017,999
Investment in subsidiaries	1,297,957	4,728,985	—	(6,026,942)	—
FCC licenses	—	3,800	2,535,241	—	2,539,041
Other assets	6,319	137,985	39,612	(1,618)	182,298
Total assets	$2,932,826	$6,809,645	$6,686,079	$(6,945,619)	$9,482,931
CURRENT LIABILITIES:
Advances from subsidiaries	—	—	917,059	(917,059)	—
Other current liabilities	—	243,247	573,476	—	816,723
Total current liabilities	—	243,247	1,490,535	(917,059)	816,723
Long-term debt, net	—	4,437,924	273,097	—	4,711,021
Deferred credits	5,226	813,498	120,028	(1,618)	937,134
Other long-term liabilities	—	17,019	73,434	—	90,453
Total liabilities	5,226	5,511,688	1,957,094	(918,677)	6,555,331
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	2,927,564	1,297,957	4,728,985	(6,026,942)	2,927,564
Total stockholders’ equity	2,927,600	1,297,957	4,728,985	(6,026,942)	2,927,600
Total liabilities and stockholders’ equity	$2,932,826	$6,809,645	$6,686,079	$(6,945,619)	$9,482,931

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income Information
Three Months Ended June 30, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$9,058	$1,279,462	$(7,340)	$1,281,180
OPERATING EXPENSES:
Cost of revenues	—	8,892	644,788	(7,340)	646,340
Selling, general and administrative expenses	—	165	167,329	—	167,494
Other operating expenses	—	61	155,337	—	155,398
Total operating expenses	—	9,118	967,454	(7,340)	969,232
(Loss) income from operations	—	(60)	312,008	—	311,948
OTHER EXPENSE (INCOME):
Interest expense	—	63,547	5,939	—	69,486
Non-operating (income) expenses	(359)	(3)	(222)	—	(584)
Earnings from consolidated subsidiaries	(148,476)	(307,179)	—	455,655	—
Total other (income) expense	(148,835)	(243,635)	5,717	455,655	68,902
Income (loss) before provision for income taxes	148,835	243,575	306,291	(455,655)	243,046
(Provision) benefit for income taxes	—	(95,099)	888	—	(94,211)
Net income (loss)	$148,835	$148,476	$307,179	$(455,655)	$148,835
Total other comprehensive income	962	913	—	(913)	962
Comprehensive income (loss)	$149,797	$149,389	$307,179	$(456,568)	$149,797

Condensed Consolidating Statement of Income Information
Three Months Ended June 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$6,441	$1,210,352	$(7,340)	$1,209,453
OPERATING EXPENSES:
Cost of revenues	—	5,907	709,997	(7,340)	708,564
Selling, general and administrative expenses	—	528	154,028	—	154,556
Other operating expenses	—	60	136,018	—	136,078
Total operating expenses	—	6,495	1,000,043	(7,340)	999,198
(Loss) income from operations	—	(54)	210,309	—	210,255
OTHER EXPENSE (INCOME):
Interest expense	—	62,918	4,062	—	66,980
Non-operating (income) expenses	(480)	9,516	(197)	—	8,839
Earnings from consolidated subsidiaries	(83,855)	(207,631)	—	291,486	—
Total other (income) expense	(84,335)	(135,197)	3,865	291,486	75,819
Income (loss) before provision for income taxes	84,335	135,143	206,444	(291,486)	134,436
(Provision) benefit for income taxes	—	(51,288)	1,187	—	(50,101)
Net income (loss)	$84,335	$83,855	$207,631	$(291,486)	$84,335
Total other comprehensive loss	(9,639)	(9,612)	—	9,612	(9,639)
Comprehensive income (loss)	$74,696	$74,243	$207,631	$(281,874)	$74,696

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income Information
Six Months Ended June 30, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$13,237	$2,559,213	$(14,680)	$2,557,770
OPERATING EXPENSES:
Cost of revenues	—	12,902	1,495,909	(14,680)	1,494,131
Selling, general and administrative expenses	—	336	343,752	—	344,088
Other operating expenses	—	114	309,221	—	309,335
Total operating expenses	—	13,352	2,148,882	(14,680)	2,147,554
(Loss) income from operations	—	(115)	410,331	—	410,216
OTHER EXPENSE (INCOME):
Interest expense	—	128,281	11,288	—	139,569
Non-operating (income) expenses	(731)	(5)	(325)	—	(1,061)
Earnings from consolidated subsidiaries	(169,108)	(400,256)	—	569,364	—
Total other (income) expense	(169,839)	(271,980)	10,963	569,364	138,508
Income (loss) before provision for income taxes	169,839	271,865	399,368	(569,364)	271,708
(Provision) benefit for income taxes	—	(102,757)	888	—	(101,869)
Net income (loss)	$169,839	$169,108	$400,256	$(569,364)	$169,839
Total other comprehensive income	709	667	—	(667)	709
Comprehensive income (loss)	$170,548	$169,775	$400,256	$(570,031)	$170,548

Condensed Consolidating Statement of Income Information
Six Months Ended June 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$10,924	$2,408,295	$(15,390)	$2,403,829
OPERATING EXPENSES:
Cost of revenues	—	10,209	1,464,424	(15,390)	1,459,243
Selling, general and administrative expenses	—	715	323,612	—	324,327
Other operating expenses	—	154	264,513	—	264,667
Total operating expenses	—	11,078	2,052,549	(15,390)	2,048,237
(Loss) income from operations	—	(154)	355,746	—	355,592
OTHER EXPENSE (INCOME):
Interest expense	—	115,294	8,247	—	123,541
Non-operating (income) expenses	(986)	9,509	(455)	—	8,068
Earnings from consolidated subsidiaries	(139,728)	(349,870)	—	489,598	—
Total other (income) expense	(140,714)	(225,067)	7,792	489,598	131,609
Income (loss) before provision for income taxes	140,714	224,913	347,954	(489,598)	223,983
(Provision) benefit for income taxes	—	(85,185)	1,916	—	(83,269)
Net income (loss)	$140,714	$139,728	$349,870	$(489,598)	$140,714
Total other comprehensive loss	(6,167)	(6,135)	—	6,135	(6,167)
Comprehensive income (loss)	$134,547	$133,593	$349,870	$(483,463)	$134,547

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$494	$(255,643)	$711,719	$—	$456,570
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(374)	(325,841)	—	(326,215)
Purchase of investments	(447,285)	—	—	—	(447,285)
Proceeds from maturity of investments	300,000	—	—	—	300,000
Change in advances – affiliates	3,263	245,867	—	(249,130)	—
Other investing activities, net	—	(15,026)	(21,803)	—	(36,829)
Net cash (used in) provided by investing activities	(144,022)	230,467	(347,644)	(249,130)	(510,329)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances – affiliates	—	110,733	(359,863)	249,130	—
Change in book overdraft	—	29,261	—	—	29,261
Proceeds from exercise of stock options	1,798	—	—	—	1,798
Other financing activities, net	(2,508)	(12,695)	(4,211)	—	(19,414)
Net cash (used in) provided by financing activities	(710)	127,299	(364,074)	249,130	11,645
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(144,238)	102,123	1	—	(42,114)
CASH AND CASH EQUIVALENTS, beginning of period	657,289	1,285,266	727	—	1,943,282
CASH AND CASH EQUIVALENTS, end of period	$513,051	$1,387,389	$728	$—	$1,901,168

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$497	$(126,873)	$608,476	$—	$482,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(6,950)	(444,623)	—	(451,573)
Purchase of investments	(299,826)	—	—	—	(299,826)
Proceeds from maturity of investments	375,000	—	—	—	375,000
Change in advances - affiliates	15,572	133,750	—	(149,322)	—
Other investing activities, net	—	(17,691)	(10,175)	—	(27,866)
Net cash provided by (used in) investing activities	90,746	109,109	(454,798)	(149,322)	(404,265)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances - affiliates	—	—	(149,322)	149,322	—
Change in book overdraft	—	1,263	—	—	1,263
Proceeds from debt issuance, net of discount	—	1,497,500	—	—	1,497,500
Retirement of long-term debt	—	(535,792)	—	—	(535,792)
Proceeds from exercise of stock options	53,671	—	—	—	53,671
Other financing activities, net	(3,591)	(26,949)	(4,474)	—	(35,014)
Net cash provided by (used in) financing activities	50,080	936,022	(153,796)	149,322	981,628
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141,323	918,258	(118)	—	1,059,463
CASH AND CASH EQUIVALENTS, beginning of period	507,849	287,942	740	—	796,531
CASH AND CASH EQUIVALENTS, end of period	$649,172	$1,206,200	$622	$—	$1,855,994

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

13.	Subsequent Events:

The Company has entered into a broadband services agreement with a carrier for backhaul and interconnect facilities at specified prices. The term of this agreement expires in 2017. The minimum commitment under this pricing agreement is approximately $164.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Any statements made in this quarterly report that are not statements of historical fact, including statements about our plans, beliefs, opinions, projections and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include our expectations of customer growth, the causes of customer turnover, or churn, the effect of seasonality on our business and churn, the importance of our key non-GAAP financial measures and their use to compare companies in the industry, the advantages of 4G LTE, information concerning the reasons for our operational and financial results, the demand for wireless broadband services, our ability to meet customer demands, the projected launch date of our 4G LTE for All initiatives, availability of handsets, our network capabilities, our ability to increase subscribers, expectations regarding future CPGA, , our ability to drive profitable growth, whether existing cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations and expenditures, the challenges and opportunities facing our business, our competitive positioning and promotional strategies, competitive differentiations, our guidance on capital expenditures for 2012 and statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “views,” “becomes,” “projects,” “should,” “would,” “could,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this quarterly report, including in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Company Overview,” "Seasonality," "Performance Measures," "Liquidity and Capital Resources," "Qualitative and Quantitative Disclosure About Market Risk," "Legal Proceedings," and "Risk Factors" sections of this report.
We base the forward-looking statements made in this report on our current expectations, estimates, plans, beliefs, opinions and assumptions that have been made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this quarterly report, you should understand that these forward-looking statements are not guarantees of future performance or results and no assurance can be given that such statements or results will occur, be realized, or be obtained. Although we believe that these forward-looking statements are based on reasonable expectations, beliefs, opinions and assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include, but are not limited, to:

•	the ability of our vendors to supply the handsets we need in the time frames we require;

•	our and our competitor's current and planned promotions, marketing, sales and other initiatives and our ability to respond to and support them;

•
our ability to manage our networks to deliver the services, content, service quality and speed our customers expect and demand and to maintain and increase the capacity of our networks and business systems to satisfy the demands of our customers and the demands placed by devices on our networks;

•	the highly competitive nature of our industry and changes in the competitive landscape;

•
the current economic environment in the United States; disruptions to the credit and financial markets in the United States; and contractions or limited growth on consumer spending as a result of the uncertainty in the United States economy;

•	our ability to manage our growth, achieve planned growth, manage churn rates, maintain our cost structure and achieve additional economies of scale;

•	our ability to negotiate and maintain acceptable agreements with our suppliers and vendors, including roaming arrangements;

•	the seasonality of our business and any failure to have strong customer growth in the first and fourth quarters;

•	increases or changes in taxes and regulatory fees or the services to, or the manner in, which such taxes and fees are applied, calculated, or collected;

•	the rapid technological changes in our industry, our ability to adapt, respond and deploy new technologies and successfully offer new services using such new technology;

•
our ability to fulfill the demands and expectations of our customers, provide the customer care our customers demand, secure the products, services, applications, content and network infrastructure equipment we need, or which our customers or potential customers want, expect or demand;

•	the availability of additional spectrum, our ability to secure additional spectrum, or secure it at acceptable prices, when we need it;

•	our ability to adequately defend against suits filed by others and to enforce or protect our intellectual property rights;

•	our capital structure, including our indebtedness amounts, the limitations imposed by the covenants in our indebtedness and the maintenance of our financial and disclosure controls and procedures;

•	our ability to attract and retain key members of management and train personnel;

•
our reliance on third parties to provide distribution, products, software content and services that are integral, used or sold by to our business and the ability of our suppliers to perform, develop and timely provide us with technological developments, products and services we need to remain competitive;

•
possible disruptions or intrusions of our network, billing, operational support and customer care systems which may limit or disrupt our ability to provide service or which may cause disclosure or improper use of our customer's information and the associated harm to our customers, our systems, our reputation and our goodwill;

•	the rates, nature, collectability and applicability of taxes and regulatory fees on the services we provide;

•	governmental regulation affecting our services and changes in government regulation, and the costs of compliance and our failure to comply with such regulations; and

•
other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as updated or supplemented under “Part II, Item 1A. Risk Factors” in each of our subsequent Quarterly Reports on Form 10-Q as filed with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

These forward-looking statements speak only as of the date of this quarterly report, are based on current assumptions and expectations, and are subject to the factors above, among other things, and involve risks, uncertainties, events, circumstances and assumptions, many of which are beyond our ability to foresee, control or predict. You should not place undue reliance on these forward-looking statements which are based on current assumptions and expectations and speak only as of the date of this report. The results presented for any period, including the three months ended June 30, 2012, may not be reflective of results for any subsequent period or for the fiscal year. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, are not obligated to, and do not undertake a duty to, update any forward-looking statement in the future to reflect the occurrence of events or circumstances after the date of this report, except as required by law.
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
We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. As of June 30, 2012, we hold licenses for wireless spectrum suitable for wireless broadband mobile services covering a total population of 142 million people in and around many of the largest metropolitan areas in the United States. In addition, we have roaming agreements with other wireless broadband mobile carriers that allow us to offer our customers service in many areas when they are outside our service area. These roaming agreements, together with the area we serve with our own networks, allows our customers to receive service in an area covering over 280 million in total population under the Metro USA® brand. We provide our services using code division multiple access, or CDMA, networks using 1xRTT technology and evolved data only, or EVDO, and, fourth generation, or 4G, long term evolution, or 4G LTE, technology.
As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. We expect that our number of customers will continue to increase over time, which will continue to contribute to increases in our revenues and operating expenses.

We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. Our service allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our service area, for a flat-rate monthly service fee. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees and offering nationwide voice, text and web access services on an unlimited, no long-term contract, paid-in-advance, flat-rate basis beginning at $40 per month. For an additional $5 to $30 per month, our customers may select alternative service plans that offer additional features predominately on an unlimited basis. We also offer discounts to customers who purchase services for additional handsets on the same account. In January 2011, we introduced new 4G LTE service plans that allow customers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month. In April 2012, we introduced a nationwide voice and text service plan for $25 per month, including all applicable taxes and regulatory fees. For additional usage fees, we also provide certain other value-added services. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within 30 days, the customer is terminated. We believe our service plans differentiate us from the more complex plans and long-term contract requirements of traditional wireless carriers.
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
Revenues
We derive our revenues from the following sources:
Service. We sell wireless broadband mobile services. The various types of service revenues associated with wireless broadband mobile for our customers include monthly recurring charges for airtime, one-time or monthly recurring charges for optional features (including nationwide long distance, unlimited international long distance, unlimited text messaging, international text messaging, voicemail, downloads, ringtones, games and content applications, unlimited directory assistance, enhanced directory assistance, ring back tones, mobile Internet browsing, location based services, mobile instant messaging, navigation, video streaming, video on demand, push e-mail and nationwide roaming) and charges for long distance service. Service revenues also include intercarrier compensation and nonrecurring service charges to customers.
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
Income Taxes. For the three and six months ended June 30, 2012 and 2011 we paid no federal income taxes. For the three and six months ended June 30, 2012 we paid $3.7 million and $3.9 million, respectively, of state income tax. For the three and six months ended June 30, 2011 we paid $3.5 million and $3.9 million, respectively, of state income tax.
Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect the net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions or in net customer losses. However, sales activity and churn can be strongly affected by the launch of new metropolitan areas, introduction of new price plans, competition, general economic conditions and by promotional activity, which could reduce, accentuate, increase or outweigh certain seasonal effects.

Results of Operations
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands)
REVENUES:
Service revenues	$1,158,942	$1,113,292	4%
Equipment revenues	122,238	96,161	27%
Total revenues	1,281,180	1,209,453	6%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	368,418	366,030	1%
Cost of equipment	277,922	342,534	(19%)
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	167,494	154,556	8%
Depreciation and amortization	153,351	134,525	14%
Loss on disposal of assets	2,047	1,553	32%
Total operating expenses	969,232	999,198	(3%)
Income from operations	$311,948	$210,255	48%
 ————————————

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended June 30, 2012, cost of service includes $0.7 million and selling, general and administrative expenses includes $8.6 million of stock-based compensation expense. For the three months ended June 30, 2011, cost of service includes $0.9 million and selling, general and administrative expenses includes $10.1 million of stock-based compensation expense.

Service Revenues. Service revenues increased $45.7 million, or 4%, to approximately $1.2 billion for the three months ended June 30, 2012 from approximately $1.1 billion for the three months ended June 30, 2011. The increase in service revenues is primarily attributable to 212,386 net customer additions during the twelve months ended June 30, 2012 as well as a $0.13 increase in average revenue per customer compared to the three months ended June 30, 2011.
Equipment Revenues. Equipment revenues increased $26.0 million, or 27%, to $122.2 million for the three months ended June 30, 2012 from $96.2 million for the three months ended June 30, 2011. The increase is primarily attributable to a $40.5 million decrease in commissions paid to independent retailers as well as a higher average price of handsets sold accounting for a $40.4 million increase. These items were partially offset by a 38% decrease in gross customer additions which led to a $33.3 million decrease as well as a decrease in upgrade handset sales to existing customers which led to a $21.0 million decrease.
Cost of Service. Cost of service increased $2.4 million, or 1%, to $368.4 million for the three months ended June 30, 2012 from $366.0 million for the three months ended June 30, 2011. The increase in cost of service is primarily attributable to the deployment of additional network infrastructure, including network infrastructure for 4G LTE, and 2% growth in our customer base during the twelve months ended June 30, 2012 as well as additional roaming expenses associated with Metro USA. These increases were partially offset by a decrease in long distance cost as well as taxes and regulatory fees during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.
Cost of Equipment. Cost of equipment decreased $64.6 million, or 19%, to $277.9 million for the three months ended June 30, 2012 from $342.5 million for the three months ended June 30, 2011. The decrease is primarily attributable to a 38% decrease in gross customer additions which accounted for a $68.6 million decrease as well as a decrease in handset upgrades by existing customers which led to a $36.6 million decrease. These decreases were partially offset by a higher average cost of handsets accounting for a $38.3 million increase.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.9 million, or 8%, to $167.5 million for the three months ended June 30, 2012 from $154.6 million for the three months ended June 30, 2011. Selling expenses increased by $0.6 million, or 1%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. General and administrative expenses increased $13.8 million, or 21%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to an increase in legal and professional service fees.
Depreciation and Amortization. Depreciation and amortization expense increased $18.8 million, or 14%, to $153.3 million for the three months ended June 30, 2012 from $134.5 million for the three months ended June 30, 2011. The increase related primarily to network infrastructure assets placed into service during the twelve months ended June 30, 2012 to support the continued growth and expansion of our network.
Loss on Disposal of Assets. Loss on disposal of assets increased $0.5 million, or 32%, to $2.0 million for the three months ended June 30, 2012 from $1.5 million for the three months ended June 30, 2011. The loss on disposal of assets during the three months ended June 30, 2012 and 2011 was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology.
Non-Operating Items

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands)
Interest expense	$69,486	$66,980	4%
Loss on extinguishment of debt	—	9,536	(100%)
Provision for income taxes	94,211	50,101	88%
Net income	148,835	84,335	77%
Interest Expense. Interest expense increased $2.5 million, or 4%, to $69.5 million for the three months ended June 30, 2012 from $67.0 million for the three months ended June 30, 2011.  The increase in interest expense was primarily attributable to a $2.4 million decrease in capitalized interest expense.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $9.5 million for the three months ended June 30, 2011 was due to the repayment of $535.8 million in outstanding principal under the Tranche B-1 Term Loans in May 2011.
Provision for Income Taxes. Income tax expense increased $44.1 million, or 88%, to $94.2 million for the three months ended June 30, 2012 from $50.1 million for the three months ended June 30, 2011.  The effective tax rate was 38.8% and 37.3% for the three months ended June 30, 2012 and 2011, respectively.  For the three months ended June 30, 2012, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to net state and local taxes, non-deductible expenses, federal and state income tax credits and a net change in uncertain tax positions.  For the three months ended June 30, 2011, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to net state and local taxes, tax credits, audit refunds, non-deductible expenses and a net change in uncertain tax positions.

Net Income. Net income increased $64.5 million, or 77%, to $148.8 million for the three months ended June 30, 2012 compared to $84.3 million for the three months ended June 30, 2011. The increase was primarily attributable to a 48% increase in income from operations, partially offset by an 88% increase in provision for income taxes and a 4% increase in interest expense.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Six Months Ended June 30,
	2012	2011	Change
	(in thousands)
REVENUES:
Service revenues	$2,317,721	$2,163,509	7%
Equipment revenues	240,049	240,320	(0%)
Total revenues	2,557,770	2,403,829	6%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	757,345	707,447	7%
Cost of equipment	736,786	751,796	(2%)
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	344,088	324,327	6%
Depreciation and amortization	306,169	263,219	16%
Loss on disposal of assets	3,166	1,448	119%
Total operating expenses	2,147,554	2,048,237	5%
Income from operations	$410,216	$355,592	15%
 ————————————

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the six months ended June 30, 2012, cost of service includes $1.6 million and selling, general and administrative expenses includes $17.9 million of stock-based compensation expense. For the six months ended June 30, 2011, cost of service includes $1.8 million and selling, general and administrative expenses includes $20.4 million of stock-based compensation expense.

Service Revenues. Service revenues increased $154.2 million, or 7%, to approximately $2.3 billion for the six months ended June 30, 2012 from approximately $2.2 billion for the six months ended June 30, 2011. The increase in service revenues is primarily attributable to 212,386 net customer additions during the twelve months ended June 30, 2012 as well as a $0.13 increase in average revenue per customer compared to the six months ended June 30, 2011.
Equipment Revenues. Equipment revenues decreased $0.3 million to $240.0 million for the six months ended June 30, 2012 from $240.3 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, we experienced a 36% decrease in gross customer additions which led to a $77.0 million decrease in equipment revenues, coupled with a decrease in upgrade handset sales to existing customers which led to a $6.2 million decrease in equipment revenues. These decreases were offset by increases resulting from a $56.6 million decrease in commissions paid to indirect retailers as well as a higher average price of handsets sold, accounting for a $26.7 million increase in equipment revenues.
Cost of Service. Cost of service increased $49.9 million, or 7%, to $757.3 million for the six months ended June 30, 2012 from $707.4 million for the six months ended June 30, 2011. The increase in cost of service is primarily attributable to the deployment of additional network infrastructure, including network infrastructure for 4G LTE, and 2% growth in our customer base during the twelve months ended June 30, 2012 as well as additional roaming expenses associated with Metro USA. These increases were partially offset by a decrease in long distance cost as well as taxes and regulatory fees for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.
Cost of Equipment. Cost of equipment decreased $15.0 million, or 2%, to $736.8 million for the six months ended June 30, 2012 from $751.8 million for the six months ended June 30, 2011. The decrease is primarily attributable to a 36% decrease in gross customer additions which accounted for a $141.7 million decrease as well as a decrease in handset upgrades by existing customers which led to a $10.6 million decrease. These decreases were partially offset by a higher average cost of handsets accounting for a $133.3 million increase.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $19.8 million, or 6%, to $344.1 million for the six months ended June 30, 2012 from $324.3 million for the six months ended June 30, 2011. Selling expenses increased by $4.3 million, or 3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in selling expenses is primarily attributable to a $3.9 million increase in marketing and advertising expenses and a $0.9 million increase in employee related costs. General and administrative expenses increased $18.0 million, or 13%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to an increase in legal and professional service fees.
Depreciation and Amortization. Depreciation and amortization expense increased $43.0 million, or 16%, to $306.2 million for the six months ended June 30, 2012 from $263.2 million for the six months ended June 30, 2011. The increase related primarily to network infrastructure assets placed into service during the twelve months ended June 30, 2012 to support the continued growth and expansion of our network.
Loss on Disposal of Assets. Loss on disposal of assets increased $1.7 million, or 119%, to $3.2 million for the six months ended June 30, 2012 from $1.5 million for the six months ended June 30, 2011. The loss on disposal of assets during the six months ended June 30, 2012 and 2011 was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology.
Non-Operating Items

	Six Months Ended June 30,
	2012	2011	Change
	(in thousands)
Interest expense	$139,569	$123,541	13%
Loss on extinguishment of debt	—	9,536	(100%)
Provision for income taxes	101,869	83,269	22%
Net income	169,839	140,714	21%
Interest Expense. Interest expense increased $16.1 million, or 13%, to $139.6 million for the six months ended June 30, 2012 from $123.5 million for the six months ended June 30, 2011.  The increase in interest expense was primarily attributable to a $10.1 million increase in interest expense on the Senior Secured Credit Facility as a result of the issuance of the Tranche B-3 Term Loans in the amount of $500.0 million in March 2011 as well as the issuance of an additional $1.0 billion of Tranche B-3 Term Loans in May 2011. This increase in interest expense, coupled with a decrease in capitalized interest expense of $4.5 million was partially offset by lower interest expense due to the repayment of $535.8 million of Tranche B-1 Term Loans in May 2011. Our weighted average interest rate decreased to 5.86% for the six months ended June 30, 2012 compared to 6.14% for the six months ended June 30, 2011.  Average debt outstanding for the six months ended June 30, 2012 and 2011 was approximately $4.5 billion and $3.9 billion, respectively.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $9.5 million for the six months ended June 30, 2011 was due to the repayment of $535.8 million in outstanding principal under the Tranche B-1 Term Loans in May 2011.
Provision for Income Taxes. Income tax expense increased $18.6 million, or 22%, to $101.9 million for the six months ended June 30, 2012 from $83.3 million for the six months ended June 30, 2011.  The effective tax rate was 37.5% and 37.2% for the six months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to net state and local taxes, non-deductible expenses, federal and state income tax credits and a net change in uncertain tax positions. For the six months ended June 30, 2011, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, audit refunds, non-deductible expenses and a net change in uncertain tax positions.

Net Income. Net income increased $29.1 million, or 21%, to $169.8 million for the six months ended June 30, 2012 compared to $140.7 million for the six months ended June 30, 2011. The increase was primarily attributable to a 15% increase in income from operations, partially offset by a 22% increase in provision for income taxes and a 13% increase in interest expense.
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

The following table shows metric information for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customers:
End of period	9,292,251	9,079,865	9,292,251	9,079,865
Net additions (losses)	(186,062)	198,810	(54,408)	924,755
Churn:
Average monthly rate	3.4%	3.9%	3.3%	3.6%
ARPU	$40.62	$40.49	$40.59	$40.46
CPGA	$190.53	$177.88	$215.76	$166.60
CPU	$18.40	$18.94	$20.63	$19.35
Adjusted EBITDA (in thousands)	$476,689	$357,293	$739,050	$642,503
Customers. Net customer losses were 186,062 for the three months ended June 30, 2012, compared to net customer additions of 198,810 for the three months ended June 30, 2011. Net customer losses were 54,408 for the six months ended June 30, 2012, compared to net customer additions of 924,755 for the six months ended June 30, 2011. The decrease in customer additions, we believe, is primarily attributable to our focus on generating Adjusted EBITDA and cash flow versus customer growth during the quarter, competitive pressures, continued economic pressures and lack of economic recovery and customer expectations for high speed 4G data service. Total customers were 9,292,251 as of June 30, 2012, an increase of 2% over the customer total of 9,079,865 as of June 30, 2011. The increase in total customers is primarily attributable to the continued demand for our service offerings.
Churn. As we do not require a long-term service contract, we expect our churn percentage to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the three months ended June 30, 2012 was 3.4%, compared to 3.9% for the three months ended June 30, 2011. Churn for the six months ended June 30, 2012 was 3.3%, compared to 3.6% for the six months ended June 30, 2011. The decrease in churn was primarily driven by continued investments in our network and lower year-to-date subscriber growth. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions or in net customer losses during these quarters. See – “Seasonality.”
Average Revenue Per User. ARPU represents (a) service revenues less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.62 and $40.49 for three months ended June 30, 2012 and 2011, respectively, an increase of $0.13. ARPU was $40.59 and $40.46 for six months ended June 30, 2012 and 2011, respectively, an increase of $0.13. The increase in ARPU for the three and six months ended June 30, 2012, when compared to the same period in 2011, was primarily attributable to continued demand for our Wireless for All and 4G LTE service plans offset by promotional service plans and an increase in family plan penetration from 38% of our customer base as of June 30, 2011 to 42% of our customer base as of June 30, 2012.
Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $190.53 for the three months ended June 30, 2012 from $177.88 for the three months ended June 30, 2011. The increase in CPGA for the three months ended June 30, 2012, was primarily driven by lower gross additions partially offset by decreased promotional activities as compared to the three months ended June 30, 2011. CPGA costs increased to $215.76 for the six months ended June 30, 2012 from $166.60 for the six months ended June 30, 2011. The increase in CPGA for the six months ended June 30, 2012 was primarily driven by lower gross additions and increased promotional activities as compared to the same period in 2011.

Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the three months ended June 30, 2012 and 2011 was $18.40 and $18.94, respectively. CPU for the six months ended June 30, 2012 and 2011 was $20.63 and $19.35, respectively. The decrease in CPU for the three months ended June 30, 2012, when compared to the same period in 2011, was primarily driven by a decrease in retention expense for existing customers as well as a decrease in long distance cost and taxes and regulatory fees. These items were partially offset by an increase in costs associated with our 4G LTE network upgrade and roaming expenses associated with Metro USA. During the three months ended June 30, 2012 we experienced $3.06 in CPU directly related to handset upgrades compared to $3.73 during the three months ended June 30, 2011. The increase in CPU for the six months ended ended June 30, 2012, when compared to the same period in 2011, was primarily driven by an increase in retention expense for existing customers, costs associated with our 4G LTE network upgrade and roaming expenses associated with Metro USA. These increases were partially offset by a decrease in long distance cost and taxes and regulatory fees. During the six months ended June 30, 2012 we experienced $5.09 in CPU directly related to handset upgrades compared to $4.15 during the same period in 2011.

Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; stock-based compensation expense; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; minus interest and other income and non-cash items increasing consolidated net income. Adjusted EBITDA for the three months ended June 30, 2012 increased to $476.7 million from $357.3 million for the three months ended June 30, 2011. Adjusted EBITDA for the six months ended June 30, 2012 increased to $739.1 million from $642.5 million for the six months ended June 30, 2011.
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
Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless broadband mobile providers, although other providers may calculate this measure differently. The following table reconciles total revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$1,158,942	$1,113,292	$2,317,721	$2,163,509
Less: Pass through charges	(15,645)	(20,735)	(32,150)	(42,010)
Net service revenues	$1,143,297	$1,092,557	$2,285,571	$2,121,499
Divided by: Average number of customers	9,381,638	8,994,405	9,385,051	8,739,720
ARPU	$40.62	$40.49	$40.59	$40.46
CPGA — We utilize CPGA to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also allows us to compare our average acquisition costs per new customer to those of other wireless broadband mobile providers, although other providers may calculate this measure differently. Equipment revenues related to new customers are deducted from selling expenses in this calculation as they represent amounts paid by customers at the time their service is activated that reduce our acquisition cost of those customers. Additionally, equipment costs associated with existing customers, net of related revenues, are excluded as this measure is intended to reflect only the acquisition costs related to new customers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless broadband mobile providers, although other providers may calculate this measure differently. The following table reconciles total costs used in the calculation of CPGA to selling expenses, which we consider to be the most directly comparable GAAP financial measure to CPGA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$79,170	$78,522	$174,711	$170,384
Less: Equipment revenues	(122,238)	(96,161)	(240,049)	(240,320)
Add: Equipment revenue not associated with new customers	84,581	59,355	178,649	134,589
Add: Cost of equipment	277,922	342,534	736,786	751,796
Less: Equipment costs not associated with new customers	(170,565)	(159,931)	(465,394)	(352,133)
Gross addition expenses	$148,870	$224,319	$384,703	$464,316
Divided by: Gross customer additions	781,349	1,261,091	1,782,985	2,786,971
CPGA	$190.53	$177.88	$215.76	$166.60
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$368,418	$366,030	$757,345	$707,447
Add: General and administrative expense	88,324	76,034	169,377	153,943
Add: Net loss on equipment transactions unrelated to initial customer acquisition	85,984	100,576	286,745	217,544
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(9,343)	(10,960)	(19,499)	(22,244)
Less: Pass through charges	(15,645)	(20,735)	(32,150)	(42,010)
Total costs used in the calculation of CPU	$517,738	$510,945	$1,161,818	$1,014,680
Divided by: Average number of customers	9,381,638	8,994,405	9,385,051	8,739,720
CPU	$18.40	$18.94	$20.63	$19.35
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$148,835	$84,335	$169,839	$140,714
Adjustments:
Depreciation and amortization	153,351	134,525	306,169	263,219
Loss on disposal of assets	2,047	1,553	3,166	1,448
Stock-based compensation expense	9,343	10,960	19,499	22,244
Interest expense	69,486	66,980	139,569	123,541
Interest income	(374)	(511)	(748)	(1,026)
Other (income) expense, net	(210)	(186)	(313)	(442)
Loss on extinguishment of debt	—	9,536	—	9,536
Provision for income taxes	94,211	50,101	101,869	83,269
Adjusted EBITDA	$476,689	$357,293	$739,050	$642,503

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$319,665	$343,786	$456,570	$482,100
Adjustments:
Interest expense	69,486	66,980	139,569	123,541
Non-cash interest expense	(1,833)	(2,022)	(3,663)	(4,015)
Interest income	(374)	(511)	(748)	(1,026)
Other (income) expense, net	(210)	(186)	(313)	(442)
Provision for uncollectible accounts receivable	(3,345)	(95)	(3,238)	(261)
Deferred rent expense	(4,582)	(3,738)	(9,374)	(7,832)
Cost of abandoned cell sites	(518)	(323)	(941)	(380)
Gain on sale and maturity of investments	27	151	64	319
Accretion of asset retirement obligations	(1,630)	(1,449)	(3,219)	(2,762)
Provision for income taxes	94,211	50,101	101,869	83,269
Deferred income taxes	(92,880)	(49,138)	(107,237)	(81,395)
Changes in working capital	98,672	(46,263)	169,711	51,387
Adjusted EBITDA	$476,689	$357,293	$739,050	$642,503
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At June 30, 2012, we had a total of approximately $2.3 billion in cash, cash equivalents and short-term investments. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, we have adequate liquidity, cash flow and financial flexibility to fund our operations in the near-term.
As of June 30, 2012, we owed an aggregate of approximately $4.5 billion under our Senior Secured Credit Facility, 7 7/8% Senior Notes and 6 5/8% Senior Notes, as well as $310.6 million under our capital lease obligations.
In March 2011, Wireless entered into the New Amendment which amended and restated the Senior Secured Credit Facility to, among other things, provide for the Tranche B-3 Term Loans, which will mature in March 2018 and have an interest rate of LIBOR plus 3.75%. The New Amendment also increased the interest rate on the existing Tranche B-1 Term Loans and Tranche B-2 Term Loans under the Senior Secured Credit Facility to LIBOR plus 3.821%. In addition, the aggregate amount of the revolving credit facility was increased from $67.5 million to $100.0 million and the maturity of the revolving credit facility was extended to March 2016. Net proceeds from the Tranche B-3 Term Loans were $490.2 million after underwriter fees, discounts and other debt issuance costs of approximately $9.8 million. The New Amendment modified certain limitations under the Senior Secured Credit Facility including limitations on our ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. In addition, Wireless is no longer subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio. However, under certain circumstances, we could be subject to certain financial covenants that contain ratios based on consolidated Adjusted EBITDA as defined by the Senior Secured Credit Facility. Under the New Amendment, the definition of consolidated Adjusted EBITDA has changed and no longer excludes interest and other income.
In May 2011, Wireless entered into the Incremental Agreement which supplemented the Senior Secured Credit Facility to provide for the Incremental Tranche B-3 Term Loans which amount was borrowed on May 10, 2011. The Incremental Tranche B-3 Term Loans have an interest rate of LIBOR plus 3.75% and will mature in March 2018. The Incremental Tranche B-3 Term Loans are repayable in quarterly installments of $2.5 million. A portion of the proceeds from the Incremental Tranche B-3 Term Loans was used to prepay the $535.8 million in outstanding principal under the Tranche B-1 Term Loans, with the remaining proceeds to be used for general corporate purposes, including opportunistic spectrum acquisitions. The net proceeds from the Incremental Tranche B-3 Term Loans were $455.5 million after prepayment of the Tranche B-1 Term Loans, underwriter fees, other debt issuance costs of $7.9 million. The Incremental Agreement did not modify the interest rate, maturity date or any of the other terms of the Senior Secured Credit Facility applicable to the Tranche B-2 Term Loans or the existing Tranche B-3 Term Loans.

Our strategy has been to offer our services in major metropolitan areas and their surrounding areas, which we refer to as operating segments. We are seeking opportunities to enhance our current operating segments and to provide service in new geographic areas generally adjacent to existing coverage areas. From time to time, we may purchase spectrum and related assets from third parties or the FCC. We believe that our existing cash, cash equivalents and short-term investments and our anticipated cash flows from operations will be sufficient to fully fund planned capital investments including geographical expansion and the upgrade of our network to 4G LTE.
The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction or increasing the capacity of or upgrading our network infrastructure, including network infrastructure for 4G LTE, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the six months ended June 30, 2012 were $326.2 million and capital expenditures for the year ended December 31, 2011 were $889.8 million. The expenditures for the six months ended June 30, 2012 were primarily associated with our efforts to increase the service area and capacity of our existing network and the continued upgrade of our network to 4G LTE. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers resulting in increased revenues.
Operating Activities
Cash provided by operating activities decreased $25.5 million to $456.6 million during the six months ended June 30, 2012 from $482.1 million for the six months ended June 30, 2011. The decrease is primarily attributable to a $118.3 million increase in cash flows used for changes in working capital during the six months ended June 30, 2012 compared to the same period in 2011. This decrease was partially offset by a 21% increase in net income for the six months ended June 30, 2012 compared to the same period in 2011.
Investing Activities
Cash used in investing activities increased $106.0 million to $510.3 million during the six months ended June 30, 2012 from $404.3 million during the six months ended June 30, 2011. Cash flows from net purchases of short-term investments decreased $222.5 million, partially offset by a $125.4 million decrease in purchases of property and equipment for the six months ended June 30, 2012 compared to the same period in 2011.
Financing Activities
Cash provided by financing activities decreased $970.0 million to $11.6 million during the six months ended June 30, 2012 from $981.6 million during the six months ended June 30, 2011. The decrease is primarily attributable to $946.4 million in net proceeds from debt issuance during the six months ended June 30, 2011 that did not recur during the same period in 2012 as well as a $51.9 million decrease in proceeds from the exercise of stock options. These decreases were partially offset by a $28.0 million increase in cash provided by changes in book overdraft.

Capital Lease Obligations
We have entered into various non-cancelable capital lease agreements, with expirations through 2027. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense. As of June 30, 2012, we had $310.6 million of capital lease obligations, with $9.9 million and $300.7 million recorded in current maturities of long-term debt and long-term debt, respectively.
Capital Expenditures and Other Asset Acquisitions and Dispositions
Capital Expenditures. We currently expect to incur capital expenditures in the range of $900.0 million to $1.0 billion on a consolidated basis for the year ending December 31, 2012.
During the six months ended June 30, 2012, we incurred $326.2 million in capital expenditures. During the year ended December 31, 2011, we incurred $889.8 million in capital expenditures. The capital expenditures for the six months ended June 30, 2012 and the year ended December 31, 2011 were primarily associated with our efforts to increase the service area capacity of our existing network and the continued upgrade of our network to 4G LTE.
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
During the six months ended June 30, 2012, we closed on the acquisition of microwave spectrum in the net aggregate amount of $21.9 million in cash.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not routinely enter into derivatives or other financial instruments for trading, speculative or hedging purposes, unless it is hedging our interest rate risk exposure or is required by our Senior Secured Credit Facility. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.

As of June 30, 2012, we had approximately $2.5 billion in outstanding indebtedness under our Senior Secured Credit Facility that bears interest at floating rates based on LIBOR plus 3.821% for the Tranche B-2 Term Loans and LIBOR plus 3.75% for the Tranche B-3 Term Loans and Incremental Tranche B-3 Term Loans. The interest rate on the outstanding debt under our Senior Secured Credit Facility as of June 30, 2012 was 4.605%, which includes the impact of our interest rate protection agreements. In October 2010, we entered into three separate two-year interest rate protection agreements to manage the Company's interest rate risk exposure. These agreements were effective on February 1, 2012, cover a notional amount of $950.0 million and effectively converted this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 4.908%. These agreements expire on February 1, 2014.  In April 2011, we entered into three separate three-year interest rate protection agreements to manage the Company's interest rate risk exposure under our Senior Secured Credit Facility.  These agreements were effective on April 15, 2011, cover a notional amount of $450.0 million and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.242%.  These agreements expire on April 15, 2014.  If market LIBOR rates increase 100 basis points over the rates in effect at June 30, 2012, annual interest expense on the approximately $1.1 billion in variable rate debt that is not subject to interest rate protection agreements would increase $10.6 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. We are not currently party to any pending legal proceedings that we believe could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or liquidity. However, legal proceedings are inherently unpredictable, and the legal proceedings in which we are involved often present complex legal and factual issues. We intend to vigorously defend against litigation in which we are involved and, where appropriate, engage in discussions to resolve these legal proceedings on terms favorable to us. We believe that any amounts which parties to such litigation allege we are liable for are not necessarily meaningful indicators of our potential liability. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the legal proceedings in which we are involved. It is possible, however, that our business, financial condition, results of operations, and liquidity in future periods could be materially adversely affected by increased expenses, including legal and litigation expenses, significant settlement costs and/or unfavorable damage awards relating to such legal proceedings.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012 other than the changes to the Risk Factors as set forth below. You also should be aware that the risk factors disclosed in all our filings with the SEC and other information contained in our filings with the SEC may not describe every risk facing our Company or that may affect our business, financial condition and results of operations, or that you should consider in investing or holding the securities of our Company.
Business, political, regulatory and economic factors may significantly affect our operations, the manner in which we conduct our business and slow our rate of growth.
The United States economy has deteriorated significantly, unemployment rates remain high and such conditions may continue for the foreseeable future. Our business is affected by such economic conditions, including among others, consumer credit conditions, consumer debt levels, rates of inflation, energy costs, gasoline prices, timing of tax refunds, availability of tax payer loans, unemployment rates, housing foreclosures, as well as consumer confidence and consumer spending, in the areas in which we operate and these areas may experience greater impact from these factors than other areas of the country or may recover more slowly. In addition, most of our handsets and our infrastructure equipment are purchased from vendors who are located outside of the United States and disruptions in trade with these countries or trade agreements or government intervention could impact our ability to get the products and services we need to operate our business. These factors are outside of our control. If economic conditions and unemployment rates deteriorate further, or remain depressed, our existing and future customer base may be disproportionately and adversely affected due to the generally lower per capita income of our customer base (versus the largest national facility-based wireless broadband mobile carriers) and their inability to pay and increased potential to terminate a portion or all of their services. In addition, a number of our customers work in industries or in areas of the country which may be disproportionately affected by an economic slowdown or recession. More generally, adverse changes in the economy and unemployment rates are likely to negatively affect our customers' ability to pay for existing services and to decrease their interest in purchasing new services. These same conditions may negatively impact our third-party service providers who experience cash flow problems, liquidity concerns or are unable to obtain or refinance credit such that they may no longer be able to operate. The resulting impact of such economic conditions on our customers, on consumer and discretionary spending and on our product and service providers could have a material adverse effect on demand for our products, services and on our business, financial condition and operating results. The telecommunications industry is facing increasing scrutiny from regulators, Congress, the press and others on customer privacy, cyber security, data theft, and the collection, use and dissemination of customer information. There is substantial uncertainty regarding telecommunication carrier's obligations under the law with regard to customer privacy and personal information and the laws and regulations which may govern a carrier's obligation to disclose such information to law enforcement. Recent Congressional inquiries and press stories have focused on the information that telecommunications carriers are providing to law enforcement and the information being collected, stored, used and disseminated by telecommunications carriers. There also have been congressional inquiries, commission actions and press stories on privacy risks and security risks associated with lost or stolen wireless devices. There also have been a number of recent consent decrees with other companies outside of the telecommunications industry relating to customer privacy. While the focus of these consent decrees have been on companies outside the telecommunications industry we cannot assure you that it will remain so in the future. If our obligations under the law regarding compliance with law enforcement requests for customer information were to change or we were to become the focus of an inquiry, investigation or press stories into our privacy and customer information policies, it could require us to incur additional expenses, divert management attention and damage our reputation with our customers, which could have a material adverse effect on our business, financial condition or operating results.
Additionally, there have been significant changes in the political climate and in the composition of the FCC as a result of the outcome of recent state elections and the last Presidential election in the United States. Several actions indicate that the FCC will be proactive in and may increase the regulation of wireless broadband services, and we cannot predict with any certainty the nature and extent of the changes in federal, state and local laws, regulations and policy we will face, or the effect of such elections on any pending legislation. For example, changes in the political climate could affect the extent to which further consolidation of wireless broadband carriers will be approved by the government and such changes could reduce our strategic merger and acquisition options. Further, regulatory requirements, such as open network access, could impose costs on us or limit our ability to provide our services in a cost effective or profitable way. Any changes in regulation, new policy initiatives, increased taxes or any other changes in state or federal law may have an adverse effect on our business, financial condition and operating results.
We are subject to numerous taxes, surcharges and fees from federal, state and local governments, and the applicability and the amount of these taxes, surcharges and fees is subject to great uncertainty and an increase in the amount of such taxes, surcharges and fees could have an adverse effect on our business, financial condition and results of operations.
Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including federal Universal Service Fund, or USF, fees and common carrier regulatory fees. Some of these fees are based on the division of our services between interstate services and intrastate services, including the divisions associated with the federal USF fees, which is a matter of interpretation and, in the future, may be contested by the FCC or state authorities. The FCC also may change in the future the basis on which federal USF fees are charged. The FCC has released a Further Notice of Proposed Rulemaking in which it seeks comment on the contribution methodology and mechanism for USF. Certain of the proposals, if adopted, could increase the amount of our contribution to USF which we may not be in a position to recover from our customers. We cannot predict the outcome of this USF reform. The FCC may impose other charges or fees on our business, such as recurring spectrum usage or licensing fees. Many states also apply transaction-based taxes to sales of our products and services and to our purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may in the future impose various surcharges, taxes and fees on our services. Further, in some instances state legislatures have imposed different taxes, surcharges, fees and requirements on prepaid services than on post-paid services and in some cases it is uncertain which requirements apply to our services and some of the services with which we compete may be subject to lower taxes, surcharges or regulatory fees. The jurisdictions may contest whether we have assessed and remitted the taxes, fees and surcharges correctly or have complied with such requirements. In addition, state and federal regulators periodically have and may in the future increase or change the taxes, surcharges and fees we currently pay. We believe we remit all applicable federal, state and local taxes, fees, costs and expenses as required, but we do not recover in all instances these regulatory and compliance taxes, fees, costs and expenses directly from our customers and we cannot assure you that we would be found to be fully compliant with the payment of such taxes, fees, costs and expenses. Because of fiscal budget deficits at many state and local jurisdictions, state and local municipalities may increase taxes, surcharges and regulatory fees on our services. Any increase in taxes, fees, costs and expenses in the future that we may pass on to our customers may affect our ability to retain and attract new customers and if we were to change how we collect such taxes, fees, costs or expenses from our customers, it may also affect our ability to attract new customers and retain existing customers, which could reduce our growth, decrease our revenues, increase our costs, reduce our profitability and increase our churn, all of which could have a material adverse effect on our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information about shares acquired from employees during the second quarter of 2012 as payment of withholding taxes in connection with the vesting of restricted stock:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	7,942	$8.93	—	—
May 1 - May 31	44,875	$6.62	—	—
June 1 – June 30	41,529	$6.08	—	—
Total	94,346	$6.58	—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description
10.1
MetroPCS Communications, Inc. Severance Pay Plan, effective May 30, 2012, (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on May 24, 2012, and incorporated by reference herein).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

METROPCS COMMUNICATIONS, INC.

Date: July 26, 2012	By:	/s/ Roger D. Linquist
Roger D. Linquist Chief Executive Officer and Chairman of the Board

Date: July 26, 2012	By:	/s/ J. Braxton Carter
J. Braxton Carter Chief Financial Officer and Vice Chairman

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
MetroPCS Communications, Inc. Severance Pay Plan, effective May 30, 2012, (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on May 24, 2012, and incorporated by reference herein).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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