Form 10-Q
period 2012-09-30
METROPCS COMMUNICATIONS INC
filed 2012-10-30
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 19, 2012, there were 364,103,435 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
 ————————————

*	No reportable information under this item.

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	September 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$2,057,339	$1,943,282
Short-term investments	507,943	299,972
Inventories	312,632	239,648
Accounts receivable (net of allowance for uncollectible accounts of $490 and $601 at September 30, 2012 and December 31, 2011, respectively)	95,263	78,023
Prepaid expenses	80,040	55,712
Deferred charges	71,590	74,970
Deferred tax assets	7,666	7,214
Other current assets	52,349	44,772
Total current assets	3,184,822	2,743,593
Property and equipment, net	4,197,399	4,017,999
Restricted cash and investments	2,076	2,576
Long-term investments	1,679	6,319
FCC licenses	2,562,315	2,539,041
Other assets	123,618	173,403
Total assets	$10,071,909	$9,482,931
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$450,087	$512,346
Current maturities of long-term debt	36,112	33,460
Deferred revenue	232,307	245,705
Other current liabilities	66,144	25,212
Total current liabilities	784,650	816,723
Long-term debt, net	4,731,174	4,711,021
Deferred tax liabilities	1,008,870	817,106
Deferred rents	133,272	120,028
Other long-term liabilities	91,496	90,453
Total liabilities	6,749,462	6,555,331
COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 363,875,489 and 362,460,395 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	36	36
Additional paid-in capital	1,815,315	1,784,273
Retained earnings	1,521,925	1,159,418
Accumulated other comprehensive loss	(4,625)	(9,295)
Less treasury stock, at cost, 965,021 and 602,881 treasury shares at September 30, 2012 and December 31, 2011, respectively	(10,204)	(6,832)
Total stockholders’ equity	3,322,447	2,927,600
Total liabilities and stockholders’ equity	$10,071,909	$9,482,931
The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
REVENUES:
Service revenues	$1,121,957	$1,131,054	$3,439,678	$3,294,563
Equipment revenues	137,203	74,334	377,252	314,654
Total revenues	1,259,160	1,205,388	3,816,930	3,609,217
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $142,892, $120,362, $408,852 and $347,645 shown separately below)	373,032	382,033	1,130,377	1,089,480
Cost of equipment	265,940	343,473	1,002,726	1,095,269
Selling, general and administrative expenses (excluding depreciation and amortization expense of $20,197, $18,947, $60,406 and $54,883 shown separately below)	163,409	162,459	507,497	486,786
Depreciation and amortization	163,089	139,309	469,258	402,528
Loss on disposal of assets	1,452	1,283	4,618	2,731
Total operating expenses	966,922	1,028,557	3,114,476	3,076,794
Income from operations	292,238	176,831	702,454	532,423
OTHER EXPENSE (INCOME):
Interest expense	66,655	69,511	206,224	193,051
Interest income	(460)	(531)	(1,208)	(1,557)
Other (income) expense, net	(105)	(93)	(418)	(534)
Gain on settlement	(52,500)	—	(52,500)	—
Loss on extinguishment of debt	—	—	—	9,536
Total other expense	13,590	68,887	152,098	200,496
Income before provision for income taxes	278,648	107,944	550,356	331,927
Provision for income taxes	(85,981)	(38,618)	(187,849)	(121,887)
Net income	$192,667	$69,326	$362,507	$210,040
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $49, $25, $100 and $127, respectively	3,512	40	3,593	204
Unrealized losses on cash flow hedging derivatives, net of tax benefit of $1,002, $5,790, $3,608 and $13,713, respectively	(1,748)	(9,286)	(5,913)	(22,060)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $33, $47, $58 and $169, respectively	(56)	(75)	(96)	(272)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax benefit of $1,301, $2,468, $4,324 and $6,587, respectively	2,254	3,956	7,086	10,596
Total other comprehensive income (loss)	3,962	(5,365)	4,670	(11,532)
Comprehensive income	$196,629	$63,961	$367,177	$198,508
Net income per common share:
Basic	$0.53	$0.19	$0.99	$0.58
Diluted	$0.52	$0.19	$0.99	$0.57
Weighted average shares:
Basic	363,584,552	362,019,205	363,190,434	359,763,082
Diluted	365,019,836	364,865,226	364,440,115	363,717,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$362,507	$210,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	469,258	402,528
Provision for uncollectible accounts receivable	3,155	382
Deferred rent expense	13,432	13,457
Cost of abandoned cell sites	1,357	650
Stock-based compensation expense	28,756	32,142
Non-cash interest expense	5,563	6,141
Loss on disposal of assets	4,618	2,731
Gain on settlement	(52,500)	—
Loss on extinguishment of debt	—	9,536
Gain on sale of investments	(154)	(441)
Accretion of asset retirement obligations	4,900	4,198
Deferred income taxes	191,243	119,290
Changes in assets and liabilities:
Inventories	(72,984)	14,047
Accounts receivable, net	(17,152)	(7,373)
Prepaid expenses	(24,279)	(16,289)
Deferred charges	3,379	2,307
Other assets	16,469	24,755
Accounts payable and accrued expenses	(82,100)	(90,087)
Deferred revenue	(13,398)	19,225
Other liabilities	6,398	6,421
Net cash provided by operating activities	848,468	753,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(588,332)	(699,625)
Change in prepaid purchases of property and equipment	39,330	(65,241)
Proceeds from sale of property and equipment	897	845
Purchases of investments	(692,147)	(462,289)
Proceeds from maturity of investments	492,500	537,500
Proceeds from gain on settlement	52,500	—
Change in restricted cash and investments	500	300
Acquisitions of FCC licenses and microwave clearing costs	(22,998)	(4,003)
Cash used in asset acquisitions	—	(7,495)
Net cash used in investing activities	(717,750)	(700,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	9,131	14,081
Proceeds from debt issuance, net of discount	—	1,497,500
Debt issuance costs	—	(15,351)
Repayment of debt	(19,042)	(17,945)
Retirement of senior secured credit facility debt	—	(535,792)
Payments on capital lease obligations	(6,668)	(6,222)
Purchase of treasury stock	(3,373)	(4,359)
Proceeds from exercise of stock options	3,291	58,666
Net cash (used in) provided by financing activities	(16,661)	990,578
INCREASE CASH AND CASH EQUIVALENTS	114,057	1,044,230
CASH AND CASH EQUIVALENTS, beginning of period	1,943,282	796,531
CASH AND CASH EQUIVALENTS, end of period	$2,057,339	$1,840,761

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
The condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended September 30, 2012 and 2011, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company offers a family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports regulatory fees for the tax inclusive plans in cost of service on the accompanying condensed consolidated statements of income and comprehensive income. When the Company separately assesses these regulatory fees on its customers for those service plans that do not include taxes or regulatory fees, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying condensed consolidated statements of income and comprehensive income. For the three months ended September 30, 2012 and 2011, the Company recorded $9.3 million and $16.8 million, respectively, of FUSF, E-911 and other fees on a gross basis. For the nine months ended September 30, 2012 and 2011, the Company recorded $34.5 million and $52.3 million, respectively, of FUSF, E-911 and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying condensed consolidated statements of income and comprehensive income.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," allowing entities to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether the quantitative test is required, as opposed to required annual quantitative impairment testing.  The amendment was effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The Company did not elect to utilize a qualitative assessment and has performed the annual quantitative impairment test as of September 30, consistent with prior years.  The implementation of this standard is not expected to affect the Company's financial condition, results of operations, or cash flows.

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

The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include U.S. Treasury securities and certain auction rate securities with an original maturity of over 90 days. Unrealized gains, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period. The U.S. Treasury securities reported as of September 30, 2012 have contractual maturities of less than one year.
Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of September 30, 2012
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	499,731	142	—	499,873
Auction rate securities	1,210	6,859	—	8,069
Total short-term investments	$500,948	$7,001	$(6)	$507,943

	As of December 31, 2011
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	299,939	32	—	299,971
Total short-term investments	$299,946	$32	$(6)	$299,972

In October 2012, the Company sold certain auction rate securities for approximately $8.1 million in cash. Accordingly, the Company classified the auction rate securities sold in October 2012 as short-term investments as of September 30, 2012.

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
At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $13.6 million of net losses that are reported in accumulated other comprehensive loss at September 30, 2012 are expected to be reclassified into earnings within the next 12 months.
Cross-default Provisions
Wireless’ interest rate protection agreements contain cross-default provisions to its Senior Secured Credit Facility. Wireless’ Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the Senior Secured Credit Facility. If Wireless were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position as of September 30, 2012 is $19.1 million.
Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of September 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Other current liabilities	$(13,630)	Other current liabilities	$(11,644)
Interest rate protection agreements	Other long-term liabilities	(5,496)	Other long-term liabilities	(9,371)
Total derivatives designated as hedging instruments under ASC 815		$(19,126)		$(21,015)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income
For the Three Months Ended September 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
Interest rate protection agreements	$(2,751)	$(15,076)	Interest expense	$(3,555)	$(6,424)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income
For the Nine Months Ended September 30,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
Interest rate protection agreements	$(9,521)	$(35,774)	Interest expense	$(11,410)	$(17,182)

5.	Intangible Assets:

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
The change in the carrying value of intangible assets during the nine months ended September 30, 2012 is as follows (in thousands):

	FCC Licenses	Microwave Relocation Costs
Balance at January 1, 2012	$2,513,770	$25,271
Additions	21,946	1,328
Disposals	—	—
Balance at September 30, 2012	$2,535,716	$26,599

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

In accordance with the requirements of ASC 350, the Company performs its annual indefinite-lived intangible assets impairment test as of each September 30 or more frequently if events or changes in circumstances indicate that the carrying value of the indefinite-lived intangible assets might be impaired. The impairment test consists of a comparison of estimated fair value with the carrying value. The Company estimates the fair value of its indefinite-lived intangible assets using a direct value methodology. The direct value approach determines fair value using a discounted cash flow model. Cash flow projections involve assumptions by management that include a degree of uncertainty, including future cash flows, long-term growth rates, appropriate discount rates, and other inputs. The Company believes that its estimates are consistent with assumptions that marketplace participants would use to estimate fair value. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible assets and charged to results of operations.

For the purpose of performing the annual impairment test as of September 30, 2012, the indefinite-lived intangible assets were aggregated and combined into a single unit of accounting, consistent with the management of the business on a national scope. No impairment was recognized as a result of the test performed at September 30, 2012 as the fair value of the indefinite-lived intangible assets was in excess of the carrying value. Although the Company does not expect its estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within the discounted cash flow model when determining the fair value of the indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for the indefinite-lived intangible assets and may affect any related impairment charge. The most significant assumptions within the Company's discounted cash flow model are the discount rate, the projected growth rate, and projected cash flows. A one percent decline in annual revenue, a one percent decline in annual net cash flows or a one percent increase in discount rate would not result in an impairment as of September 30, 2012.

Furthermore, if any of the indefinite-lived intangible assets are subsequently determined to have a finite useful life, such assets would be tested for impairment in accordance with ASC 360 (Topic 360, “Property, Plant, and Equipment”), and the intangible assets would then be amortized prospectively over the estimated remaining useful life.

Other Spectrum Acquisitions

During the nine months ended September 30, 2012, the Company closed on the acquisition of microwave spectrum in the net aggregate amount of $21.9 million in cash.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

6.	Supplemental Balance Sheet Information:

	September 30, 2012	December 31, 2011
	(in thousands)
Other current liabilities:
Deferred vendor credits (1)	$40,209	$—
Derivative liabilities	13,630	11,644
Other	12,305	13,568
	$66,144	$25,212
 ————————————

(1)	Deferred vendor credits consists of credit memos received from a vendor that will be earned upon the return of certain network equipment.

7.	Long-term Debt:
Long-term debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Senior Secured Credit Facility	$2,452,873	$2,471,916
7 7/8% Senior Notes	1,000,000	1,000,000
6 5/8% Senior Notes	1,000,000	1,000,000
Capital Lease Obligations	322,204	281,167
Total long-term debt	4,775,077	4,753,083
Add: unamortized discount on debt	(7,791)	(8,602)
Total debt	4,767,286	4,744,481
Less: current maturities	(36,112)	(33,460)
Total long-term debt	$4,731,174	$4,711,021
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
The New Amendment also modified certain limitations under the Senior Secured Credit Facility, including limitations on Wireless' ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. In addition, Wireless is no longer subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio, except under certain circumstances.

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
The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The weighted average rate as of September 30, 2012 was 4.614%, which includes the impact of the interest rate protection agreements (See Note 4).
Capital Lease Obligations
The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2027. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of September 30, 2012, the Company had $10.7 million and $311.5 million of capital lease obligations recorded in current maturities of long-term debt and long-term debt, respectively.

8.	Fair Value Measurements:
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
Included in the Company’s short-term and long-term investments are certain auction rate securities, some of which are secured by collateralized debt obligations with a portion of the underlying collateral being mortgage securities or related to mortgage securities. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable Level 3 inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Significant inputs to the investments valuation are unobservable in the active markets and are classified as Level 3 in the hierarchy.
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
The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2012, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,903,369	$—	$—	$1,903,369
Short-term investments	499,874	—	8,069	507,943
Restricted cash and investments	2,076	—	—	2,076
Long-term investments	—	—	1,679	1,679
Total assets measured at fair value	$2,405,319	$—	$9,748	$2,415,067
Liabilities
Derivative liabilities	$—	$19,126	$—	$19,126
Total liabilities measured at fair value	$—	$19,126	$—	$19,126

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,815,538	$—	$—	$1,815,538
Short-term investments	299,972	—	—	299,972
Restricted cash and investments	2,576	—	—	2,576
Long-term investments	—	—	6,319	6,319
Total assets measured at fair value	$2,118,086	$—	$6,319	$2,124,405
Liabilities
Derivative liabilities	$—	$21,015	$—	$21,015
Total liabilities measured at fair value	$—	$21,015	$—	$21,015
The following table summarizes the changes in fair value of the Company’s net derivative liabilities included in Level 2 assets (in thousands):

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	Three Months Ended September 30,
	2012	2011
Beginning balance	$19,930	$18,249
Total losses (realized or unrealized):
Included in earnings (1)	3,555	6,424
Included in accumulated other comprehensive loss	(2,751)	(15,076)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$19,126	$26,901
 ————————————

(1)
Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	Nine Months Ended September 30,
	2012	2011
Beginning balance	$21,015	$8,309
Total losses (realized or unrealized):
Included in earnings (2)	11,410	17,182
Included in accumulated other comprehensive loss	(9,521)	(35,774)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$19,126	$26,901
 ————————————

(2)
Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The following table summarizes the changes in fair value of the Company’s Level 3 assets (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Investments
	Three Months Ended September 30,
	2012	2011
Beginning balance	$6,319	$6,319
Total losses (realized or unrealized):
Included in earnings	—	—
Included in accumulated other comprehensive loss	3,429	—
Transfers in and/or out of Level 3	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$9,748	$6,319

Fair Value Measurements of Assets Using Level 3 Inputs	Investments
	Nine Months Ended September 30,
	2012	2011
Beginning balance	$6,319	$6,319
Total losses (realized or unrealized):
Included in earnings	—	—
Included in accumulated other comprehensive loss	3,429	—
Transfers in and/or out of Level 3	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$9,748	$6,319
The carrying value of the Company’s financial instruments, with the exception of long-term debt including current maturities, reasonably approximate the related fair values as of September 30, 2012 and December 31, 2011. The fair value of the Company’s long-term debt, excluding capital lease obligations, is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities and are classified as Level 1 in the hierarchy. As of September 30, 2012, the carrying value and fair value of long-term debt, including current maturities, were approximately $4.5 billion and $4.6 billion, respectively. As of December 31, 2011, the carrying value and fair value of long-term debt, including current maturities, were approximately $4.5 billion and $4.4 billion, respectively.

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are generally based on information available at September 30, 2012 and December 31, 2011.  As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

9.	Net Income Per Common Share:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic EPS:
Net income applicable to common stock	$192,667	$69,326	$362,507	$210,040
Amount allocable to common shareholders	99.5%	99.1%	99.4%	99.1%
Rights to undistributed earnings	$191,617	$68,686	$360,166	$208,106
Weighted average shares outstanding—basic	363,584,552	362,019,205	363,190,434	359,763,082
Net income per common share—basic	$0.53	$0.19	$0.99	$0.58
Diluted EPS:
Rights to undistributed earnings	$191,617	$68,686	$360,166	$208,106
Weighted average shares outstanding—basic	363,584,552	362,019,205	363,190,434	359,763,082
Effect of dilutive securities:
Stock options	1,435,284	2,846,021	1,249,681	3,954,716
Weighted average shares outstanding—diluted	365,019,836	364,865,226	364,440,115	363,717,798
Net income per common share—diluted	$0.52	$0.19	$0.99	$0.57
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
For the three and nine months ended September 30, 2012 and 2011, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the three and nine months ended September 30, 2012, approximately 2.0 million and 2.4 million of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture. For the three and nine months ended September 30, 2011, approximately 3.4 million of restricted common shares issued to employees were excluded from the computation of basic net income per common share since the shares were not vested and remained subject to forfeiture.
For the three months ended September 30, 2012 and 2011, 25.6 million and 18.5 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive. For the nine months ended September 30, 2012 and 2011, 25.3 million and 17.8 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

10.	Commitments and Contingencies:

The Company has entered into a broadband services agreement with a carrier for backhaul and interconnect facilities at specified prices. The term of this agreement expires in 2017. The minimum commitment under this pricing agreement is approximately $164.1 million.
Pricing Agreements

The Company entered into pricing agreements with a handset manufacturer for the purchase of wireless handsets at specified prices. These agreements expire on various dates through December 31, 2012. The total aggregate commitment outstanding under these pricing agreements is approximately $24.2 million as of September 30, 2012.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Gain on Settlement

In September 2012, the Company settled arbitration and litigation proceedings related to certain securities.  Pursuant to the terms of the confidential settlement agreement, the Company received $52.5 million in cash in exchange for the release of all current and future claims that the Company may have relating to the sale of such securities to the Company, and the Company retains the rights to sell its investment in such securities at a later date.

Litigation

The Company is involved in litigation from time to time, including litigation regarding intellectual property claims, that it considers to be in the normal course of business. Legal proceedings are inherently unpredictable, and the legal proceedings in which the Company is involved often present complex legal and factual issues. The Company intends to vigorously defend against litigation in which it is involved and, where appropriate, engage in discussions to resolve these legal proceedings on terms favorable to the Company. The Company believes that any amounts which parties to such litigation allege it is liable for are not necessarily meaningful indicators of potential liability or any relief, such as injunctive relief, which parties to such litigation seek, are not necessarily meaningful indicators whether such relief will be granted. The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. The Company reassesses its views on estimated losses on a quarterly basis to reflect the impact of any developments in the legal proceedings in which it is involved. It is possible, however, that the business, financial condition, results of operations, and liquidity in future periods could be materially adversely affected by increased expenses, including legal and litigation expenses, significant settlement costs, relief granted or agreed to, and/or unfavorable damage awards relating to such legal proceedings. Other than the matters listed below the Company is not currently party to any pending legal proceedings that it believes could, individually or in the aggregate, have a material adverse effect on the business, financial condition, results of operations or liquidity.
MetroPCS, its Board of directors, and an officer, among others, (collectively, the "defendants") have been named as defendants in a series of putative shareholder class and/or derivative actions filed in Delaware and Texas (the “Merger Litigation”) relating to the entry into a Business Combination Agreement, dated October 3, 2012 (the “Business Combination Agreement”), by and between Deutsche Telekom AG, an Aktiengesellschaft organized in Germany (“Deutsche Telekom”), T-Mobile Global Zwischenholding GmbH, a Gesellschaft mit beschrankter Haftung organized in Germany and a direct wholly-owned subsidiary of Deutsche Telekom (“Global”), T-Mobile Global Holding GmbH, a Gesellschaft mit beschrankter Haftung organized in Germany and a direct wholly-owned subsidiary of Global (“Holding”), T-Mobile USA, Inc., a Delaware corporation and direct wholly-owned subsidiary of Holding (“T-Mobile”) and the Company wherein MetroPCS agreed to (1) engage in a recapitalization which entails a reverse stock split and cash payment to shareholders, (2) take Deutsche Telekom's interest in T-Mobile, and (3) issue stock to Deutsche Telekom (the “Transaction”). The Merger Litigation includes: (i) a putative class action lawsuit filed by Paul Benn, an alleged MetroPCS shareholder, on October 11, 2012 in the Court of Chancery in the State of Delaware, Civil Action No. 7938 (the “Benn Action”); (ii) a putative class action lawsuit filed by Joseph Marino, an alleged MetroPCS shareholder, on October 11, 2012 in the Court of Chancery in the State of Delaware, Civil Action No. 7940 (the “Marino Action”) (the Benn Action and Marino Actions together, the “Delaware Merger Actions”); (iii) a putative class action and shareholder derivative action filed by Adam Golovoy, an alleged MetroPCS shareholder, on October 10, 2012 in the County Court at Law No. 1, Dallas County, Texas, Civil Action No. CC-12-06144 (the “Golovoy Action”); and (iv) a putative class action and shareholder derivative action filed by Nagendra Polu and Fred Lorquet, who are alleged MetroPCS shareholders, on October 10, 2012 in the County Court at Law No. 5, Dallas County, Texas, Civil Action No. CC-12-06170 (the “Polu-Lorquet Action”) (the Golovoy Action and Polu-Lorquet Actions together, the “Texas Merger Actions”). The various plaintiffs in the Merger Litigation allege that the defendants breached their fiduciary duties by failing to obtain sufficient value for MetroPCS shareholders in the Transaction, to establish a process that adequately protected the interests of MetroPCS shareholders, and to adequately ensure that no conflicts of interest occurred. The plaintiffs in the Merger Litigation also allege that the defendants breached their fiduciary duties by agreeing to certain terms in the Business Combination Agreement that allegedly restricted the defendants' ability to obtain a more favorable offer, including the “no solicitation,” “superior proposal,” and termination fee provisions, and that those provisions, together with the Company's Rights Agreement and a Support Agreement between Deutsche Telekom and Madison Dearborn Partners, constitute breaches of the defendants' fiduciary duties. The plaintiffs in the Merger Litigation seek injunctive relief, unspecified compensatory and/or rescissory damages, unspecified punitive damages, attorney's fees, other expenses, and costs. All of the plaintiffs in the Merger Litigation seek a determination that their alleged claims may be asserted on a class-wide basis. In addition, the plaintiffs in the Texas Merger Actions also assert putative derivative claims, as shareholders on behalf of the Company, against the individually named defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

in connection with the Transaction. Additional similar putative class and/or derivative suits may be filed. Due to the complex nature of the legal and factual issues involved in these actions, the outcome is not presently determinable. If the various actions in the Merger Litigation were to proceed beyond the pleading stage, MetroPCS could be required to incur substantial defense costs and expenses and/or be required to pay substantial damages or settlement costs, and could divert management's attention, all of which could materially adversely affect the Company's business, financial condition and operating results. The Company intends to vigorously defend against the claims in the Merger Litigation.

11.	Supplemental Cash Flow Information:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash paid for interest	$206,490	$183,728
Cash paid for income taxes	4,724	4,113
Non-cash investing and financing activities
The Company’s accrued purchases of property and equipment were $136.6 million and $136.5 million as of September 30, 2012 and 2011, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.
Assets acquired under capital lease obligations were $47.9 million and $25.0 million for the nine months ended September 30, 2012 and 2011, respectively.
During the nine months ended September 30, 2012, the Company returned obsolete network infrastructure assets to one of its vendors in exchange for $14.7 million in credits towards the purchase of additional network infrastructure assets with the vendor.

12.	Related-Party Transactions:

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

Transactions associated with the related-parties described above are included in various line items in the accompanying condensed consolidated balance sheets, condensed consolidated statements of income and comprehensive income, and condensed consolidated statements of cash flows. The following tables summarize the transactions with related-parties (in millions):

	September 30, 2012	December 31, 2011
Network service fees included in prepaid expenses	$—	$1.5
Receivables from related-party included in other current assets	3.5	0.7
DAS equipment included in property and equipment, net	—	383.1
Deferred network service fees included in other assets	—	8.2
Payments due to related-party included in accounts payable and accrued expenses	6.0	6.6
Current portion of capital lease obligations included in current maturities of long-term debt	—	7.1
Non-current portion of capital lease obligations included in long-term debt, net	—	240.1
Deferred DAS service fees included in other long-term liabilities	—	1.4

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fees received by the Company as compensation included in service revenues	$2.9	$2.9	$8.7	$8.2
Fees received by the Company as compensation included in equipment revenues	9.8	4.9	24.1	16.2
Fees paid by the Company for services and related expenses included in cost of service	—	3.3	3.6	9.6
Fees paid by the Company for services included in selling, general and administrative expenses	1.9	0.6	4.7	3.2
DAS equipment depreciation included in depreciation expense	—	8.7	9.6	27.2
Capital lease interest included in interest expense	—	4.9	5.2	14.3

	Nine Months Ended September 30,
	2012	2011
Capital lease payments included in financing activities	$1.4	$5.5

13.	Guarantor Subsidiaries:
In connection with Wireless’ 7 7/8% Senior Notes, 6 5/8% Senior Notes, and the Senior Secured Credit Facility, MetroPCS, together with its wholly owned subsidiaries, MetroPCS, Inc., and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees which are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility, and the indentures and the supplemental indentures relating to the 7 7/8% Senior Notes and 6 5/8% Senior Notes restrict the ability of Wireless to loan funds or make payments to MetroPCS or MetroPCS, Inc. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility, and the indentures and the supplemental indentures relating to the 7 7/8% Senior Notes and 6 5/8% Senior Notes.
The following information presents condensed consolidating balance sheet information as of September 30, 2012 and December 31, 2011, condensed consolidating statement of income and comprehensive income information for the three and nine months ended September 30, 2012 and 2011, and condensed consolidating statement of cash flows information for the nine months ended September 30, 2012 and 2011 of the parent company (MetroPCS), the issuer (Wireless), and the guarantor subsidiaries. Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

Subsequent to the issuance of the Company's consolidated financial statements on Form 10-Q for the period ended September 30, 2011, management identified certain errors in the presentation of the condensed consolidating statement of cash flows information contained in this footnote. The errors were the result of certain cash equivalent money market investments being incorrectly reported in the Parent column of the condensed consolidating balance sheet information that should have been reported in the Issuer column at September 30, 2011 which resulted in a cash inflow from changes in advances from affiliates being reported in the Parent column and a corresponding cash outflow from changes in advances from affiliates being reported in the Issuer column of the condensed consolidating statement of cash flows information. Accordingly, the comparative historical condensed consolidating statement of cash flows information presented herein has been corrected. The "Guarantor Subsidiaries" and "Consolidated" columns were not impacted by these corrections. This reporting error did not have any impact on the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2011. The impact to the comparative historical condensed consolidating statement of cash flows for the nine months ended September 30, 2011 is as follows:

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

	Parent As Previously Reported	Parent As Corrected	Issuer As Previously Reported	Issuer As Corrected	Eliminations As Previously Reported	Eliminations As Corrected
	(in thousands)
Change in advances - affiliates	679,885	18,039	(689,633)	264,367	9,748	(282,406)
Net cash provided by (used in) investing activities	755,096	93,250	(760,364)	193,636	9,478	(282,406)
Change in advances - affiliates	292,154	—	—	—	(9,748)	282,406
Net cash provided by (used in) financing activities	346,461	54,307	942,493	942,493	(9,748)	282,406
Increase (decrease) in cash and cash equivalents	1,102,487	148,487	(58,237)	895,763	—	—
Cash and cash equivalents, end of period	1,610,336	656,336	229,705	1,183,705	—	—

Condensed Consolidating Balance Sheet Information
As of September 30, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$515,380	$1,541,231	$728	$—	$2,057,339
Short-term investments	507,943	—	—	—	507,943
Inventories	—	295,287	17,345	—	312,632
Prepaid expenses	89	2,421	77,530	—	80,040
Advances to subsidiaries	695,842	—	—	(695,842)	—
Other current assets	67	194,567	32,234	—	226,868
Total current assets	1,719,321	2,033,506	127,837	(695,842)	3,184,822
Property and equipment, net	—	1,017	4,196,382	—	4,197,399
Long-term investments	1,679	—	—	—	1,679
Investment in subsidiaries	1,607,677	5,417,110	—	(7,024,787)	—
FCC licenses	—	3,800	2,558,515	—	2,562,315
Other assets	—	97,689	30,183	(2,178)	125,694
Total assets	$3,328,677	$7,553,122	$6,912,917	$(7,722,807)	$10,071,909
CURRENT LIABILITIES:
Advances from subsidiaries	—	260,898	434,944	(695,842)	—
Other current liabilities	—	246,594	538,056	—	784,650
Total current liabilities	—	507,492	973,000	(695,842)	784,650
Long-term debt, net	—	4,419,692	311,482	—	4,731,174
Deferred credits	6,230	1,004,818	133,272	(2,178)	1,142,142
Other long-term liabilities	—	13,443	78,053	—	91,496
Total liabilities	6,230	5,945,445	1,495,807	(698,020)	6,749,462
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	3,322,411	1,607,677	5,417,110	(7,024,787)	3,322,411
Total stockholders’ equity	3,322,447	1,607,677	5,417,110	(7,024,787)	3,322,447
Total liabilities and stockholders’ equity	$3,328,677	$7,553,122	$6,912,917	$(7,722,807)	$10,071,909

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet Information
As of December 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$657,289	$1,285,266	$727	$—	$1,943,282
Short-term investments	299,972	—	—	—	299,972
Inventories	—	226,124	13,524	—	239,648
Prepaid expenses	—	386	55,326	—	55,712
Advances to subsidiaries	671,193	245,866	—	(917,059)	—
Other current assets	96	179,855	25,028	—	204,979
Total current assets	1,628,550	1,937,497	94,605	(917,059)	2,743,593
Property and equipment, net	—	1,378	4,016,621	—	4,017,999
Long-term investments	6,319	—	—	—	6,319
Investment in subsidiaries	1,297,957	4,728,985	—	(6,026,942)	—
FCC licenses	—	3,800	2,535,241	—	2,539,041
Other assets	—	137,985	39,612	(1,618)	175,979
Total assets	$2,932,826	$6,809,645	$6,686,079	$(6,945,619)	$9,482,931
CURRENT LIABILITIES:
Advances from subsidiaries	—	—	917,059	(917,059)	—
Other current liabilities	—	243,247	573,476	—	816,723
Total current liabilities	—	243,247	1,490,535	(917,059)	816,723
Long-term debt, net	—	4,437,924	273,097	—	4,711,021
Deferred credits	5,226	813,498	120,028	(1,618)	937,134
Other long-term liabilities	—	17,019	73,434	—	90,453
Total liabilities	5,226	5,511,688	1,957,094	(918,677)	6,555,331
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	2,927,564	1,297,957	4,728,985	(6,026,942)	2,927,564
Total stockholders’ equity	2,927,600	1,297,957	4,728,985	(6,026,942)	2,927,600
Total liabilities and stockholders’ equity	$2,932,826	$6,809,645	$6,686,079	$(6,945,619)	$9,482,931

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income Information
Three Months Ended September 30, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$9,026	$1,257,474	$(7,340)	$1,259,160
OPERATING EXPENSES:
Cost of revenues	—	8,263	638,049	(7,340)	638,972
Selling, general and administrative expenses	—	763	162,646	—	163,409
Other operating expenses	—	53	164,488	—	164,541
Total operating expenses	—	9,079	965,183	(7,340)	966,922
(Loss) income from operations	—	(53)	292,291	—	292,238
OTHER EXPENSE (INCOME):
Interest expense	—	62,798	3,857	—	66,655
Non-operating (income) expenses	(52,911)	(3)	(151)	—	(53,065)
Earnings from consolidated subsidiaries	(139,756)	(287,870)	—	427,626	—
Total other (income) expense	(192,667)	(225,075)	3,706	427,626	13,590
Income (loss) before provision for income taxes	192,667	225,022	288,585	(427,626)	278,648
Provision for income taxes	—	(85,266)	(715)	—	(85,981)
Net income (loss)	$192,667	$139,756	$287,870	$(427,626)	$192,667
Total other comprehensive income (loss)	3,962	506	—	(506)	3,962
Comprehensive income (loss)	$196,629	$140,262	$287,870	$(428,132)	$196,629

Condensed Consolidating Statement of Income Information
Three Months Ended September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$4,558	$1,208,170	$(7,340)	$1,205,388
OPERATING EXPENSES:
Cost of revenues	—	4,180	728,666	(7,340)	725,506
Selling, general and administrative expenses	—	378	162,081	—	162,459
Other operating expenses	—	91	140,501	—	140,592
Total operating expenses	—	4,649	1,031,248	(7,340)	1,028,557
(Loss) income from operations	—	(91)	176,922	—	176,831
OTHER EXPENSE (INCOME):
Interest expense	—	64,750	4,761	—	69,511
Non-operating (income) expenses	(452)	(47)	(125)	—	(624)
Earnings from consolidated subsidiaries	(68,874)	(171,801)	—	240,675	—
Total other (income) expense	(69,326)	(107,098)	4,636	240,675	68,887
Income (loss) before provision for income taxes	69,326	107,007	172,286	(240,675)	107,944
Provision benefit for income taxes	—	(38,133)	(485)	—	(38,618)
Net income (loss)	$69,326	$68,874	$171,801	$(240,675)	$69,326
Total other comprehensive (loss) income	(5,365)	(5,330)	—	5,330	(5,365)
Comprehensive income (loss)	$63,961	$63,544	$171,801	$(235,345)	$63,961

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income Information
Nine Months Ended September 30, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$22,264	$3,816,686	$(22,020)	$3,816,930
OPERATING EXPENSES:
Cost of revenues	—	21,165	2,133,958	(22,020)	2,133,103
Selling, general and administrative expenses	—	1,099	506,398	—	507,497
Other operating expenses	—	167	473,709	—	473,876
Total operating expenses	—	22,431	3,114,065	(22,020)	3,114,476
(Loss) income from operations	—	(167)	702,621	—	702,454
OTHER EXPENSE (INCOME):
Interest expense	—	191,080	15,144	—	206,224
Non-operating (income) expenses	(53,643)	(8)	(475)	—	(54,126)
Earnings from consolidated subsidiaries	(308,864)	(688,126)	—	996,990	—
Total other (income) expense	(362,507)	(497,054)	14,669	996,990	152,098
Income (loss) before provision for income taxes	362,507	496,887	687,952	(996,990)	550,356
(Provision) benefit for income taxes	—	(188,023)	174	—	(187,849)
Net income (loss)	$362,507	$308,864	$688,126	$(996,990)	$362,507
Total other comprehensive income (loss)	4,670	1,173	—	(1,173)	4,670
Comprehensive income (loss)	$367,177	$310,037	$688,126	$(998,163)	$367,177

Condensed Consolidating Statement of Income Information
Nine Months Ended September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$15,483	$3,616,464	$(22,730)	$3,609,217
OPERATING EXPENSES:
Cost of revenues	—	14,389	2,193,090	(22,730)	2,184,749
Selling, general and administrative expenses	—	1,094	485,692	—	486,786
Other operating expenses	—	245	405,014	—	405,259
Total operating expenses	—	15,728	3,083,796	(22,730)	3,076,794
(Loss) income from operations	—	(245)	532,668	—	532,423
OTHER EXPENSE (INCOME):
Interest expense	—	180,044	13,007	—	193,051
Non-operating (income) expenses	(1,439)	9,462	(578)	—	7,445
Earnings from consolidated subsidiaries	(208,601)	(521,670)	—	730,271	—
Total other (income) expense	(210,040)	(332,164)	12,429	730,271	200,496
Income (loss) before provision for income taxes	210,040	331,919	520,239	(730,271)	331,927
(Provision) benefit for income taxes	—	(123,318)	1,431	—	(121,887)
Net income (loss)	$210,040	$208,601	$521,670	$(730,271)	$210,040
Total other comprehensive (loss) income	(11,532)	(11,464)	—	11,464	(11,532)
Comprehensive income (loss)	$198,508	$197,137	$521,670	$(718,807)	$198,508

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$938	$(311,239)	$1,158,769	$—	$848,468
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(443)	(587,889)	—	(588,332)
Purchase of investments	(692,147)	—	—	—	(692,147)
Proceeds from maturity of investments	492,500	—	—	—	492,500
Change in advances – affiliates	4,382	245,866	—	(250,248)	—
Other investing activities, net	52,500	39,830	(22,101)	—	70,229
Net cash (used in) provided by investing activities	(142,765)	285,253	(609,990)	(250,248)	(717,750)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances – affiliates	—	291,862	(542,110)	250,248	—
Change in book overdraft	—	9,131	—	—	9,131
Other financing activities, net	(82)	(19,042)	(6,668)	—	(25,792)
Net cash (used in) provided by financing activities	(82)	281,951	(548,778)	250,248	(16,661)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(141,909)	255,965	1	—	114,057
CASH AND CASH EQUIVALENTS, beginning of period	657,289	1,285,266	727	—	1,943,282
CASH AND CASH EQUIVALENTS, end of period	$515,380	$1,541,231	$728	$—	$2,057,339

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$930	$(240,366)	$993,096	$—	$753,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(5,790)	(693,835)	—	(699,625)
Purchase of investments	(462,289)	—	—	—	(462,289)
Proceeds from maturity of investments	537,500	—	—	—	537,500
Change in advances - affiliates	18,039	264,367	—	(282,406)	—
Other investing activities, net	—	(64,941)	(10,653)	—	(75,594)
Net cash provided by (used in) investing activities	93,250	193,636	(704,488)	(282,406)	(700,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances - affiliates	—	—	(282,406)	282,406	—
Change in book overdraft	—	14,081	—	—	14,081
Proceeds from debt issuance, net of discount	—	1,497,500	—	—	1,497,500
Retirement of long-term debt	—	(535,792)	—	—	(535,792)
Other financing activities, net	54,307	(33,296)	(6,222)	—	14,789
Net cash provided by (used in) financing activities	54,307	942,493	(288,628)	282,406	990,578
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	148,487	895,763	(20)	—	1,044,230
CASH AND CASH EQUIVALENTS, beginning of period	507,849	287,942	740	—	796,531
CASH AND CASH EQUIVALENTS, end of period	$656,336	$1,183,705	$720	$—	$1,840,761

14.	Subsequent Events:

Business Combination Agreement
On October 3, 2012, the Company entered into the Business Combination Agreement with Deutsche Telekom, Global, Holding and T-Mobile.
 Pursuant to the terms and subject to the conditions set forth in the Business Combination Agreement, the Company has agreed (i) to effect a recapitalization and reverse stock split (the “Reverse Stock Split”) of the Company's common stock, par value $0.0001 per share (the “Common Stock”), pursuant to which each share of Company common stock, par value $0.00001 per share ("New Common Stock") outstanding as of the effective time of the Reverse Stock Split (the “Effective Time”) will thereafter represent one-half of a share of Common Stock and (ii) as part of such recapitalization, to make a payment in cash (the “Cash Payment”) in an amount equal to $1.5 billion, without interest, in the aggregate to the Company's stockholders of record immediately following the Effective Time. Immediately following the Cash Payment, Holding will deliver to the Company all of its interest in T-Mobile ("the "T-Mobile Stock Acquisition") and the Company will issue and deliver to Holding or its designee shares of Common Stock equal to 74% of the fully-diluted shares of New Common Stock outstanding immediately following the Cash Payment (on a grossed-up basis to take into account the number of shares of New Common Stock so issued to Holding or its designee) (the “Stock Issuance,” and collectively with the Reverse Stock Split, the Cash Payment, and the T-Mobile Stock Acquisition, the “Transaction”). On the business day immediately following the closing of the Transaction (the “Closing”), MetroPCS, Inc., a wholly-owned subsidiary of the Company (“HoldCo”), will merge with and into MetroPCS Wireless, Inc., a wholly-owned subsidiary of HoldCo (“Wireless”), with Wireless continuing as the surviving entity. Immediately thereafter, Wireless will merge with and into T-Mobile, with T-Mobile continuing as the surviving entity.
Completion of the Transaction is subject to certain conditions, including: (i) obtaining the approvals from the Company's stockholders to the stock issuance and the amended and restated articles of incorporation effecting the reverse stock split ("Required Approvals"), (ii) obtaining listing approvals from the New York Stock Exchange in connection with the Stock Issuance, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) receipt of Federal Communications Commission and other material governmental

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

consents and approvals required to consummate the Transaction, (v) the termination of any review by the Committee on Foreign Investment in the United States with respect to the Transaction, and (vi) the absence of any statute, rule, executive order, regulation, order or injunction prohibiting the consummation of the Transaction. The obligation of each of the parties to consummate the Transaction is also conditioned upon the accuracy of the other party's representations and warranties, the other party having performed in all material respects its obligations under the Business Combination Agreement and no circumstances occurring that would reasonably be expected to have a material adverse effect on the other party.
The Business Combination Agreement grants both the Company and Deutsche Telekom the right to terminate the Business Combination Agreement under certain circumstances. Pursuant to the Business Combination Agreement, the Company will be obligated to pay Deutsche Telekom a termination fee of $150.0 million if (a) Deutsche Telekom terminates the Business Combination Agreement because there has been a change in the MetroPCS board of directors recommendation ("Recommendation Change"), (b) the Company or Deutsche Telekom terminates the Business Combination Agreement because the Required Approvals are not obtained following (i) a material breach by the Company of the covenants requiring the Company to file the proxy statement, call and hold the stockholders meeting, not solicit alternative transaction proposals or continue to recommend that its stockholders deliver the Required Approvals or (ii) a Recommendation Change, and (c) the Company or Deutsche Telekom terminates the Business Combination Agreement because the Required Approvals are not obtained (other than under the circumstances described in the immediately preceding sentence) or because the outside date has passed, and (i) an alternative transaction proposal has been made and is pending at the time of termination and, within twelve months after such termination, the Company enters into, publicly approves or submits to its stockholders for approval, an agreement with respect to an alternative transaction, or it consummates an alternative transaction (which in each case need not be the same proposal or with the same party that made the earlier proposal), or (ii) an alternative transaction proposal has been made but was withdrawn prior to the stockholder meeting at which the Company's stockholders voted not to grant the Required Approvals and, within twelve months after such termination, the Company enters into, publicly approves or submits to its stockholders for approval, an agreement with respect to an alternative transaction with the same party that made the earlier proposal that had been withdrawn. If the Business Combination Agreement is terminated due solely to a failure to obtain the necessary regulatory approvals, Deutsche Telekom must pay the Company a $250.0 million termination fee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Any statements made in this quarterly report that are not statements of historical fact, including statements about our plans, beliefs, opinions, projections and expectations, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include our plans and focus in the fourth quarter, the causes of customer turnover, or churn, the effect of seasonality on our business and churn, the importance of our key non-GAAP financial measures and their use to compare companies in the industry, the advantages of a merger with T-Mobile, our value proposition, the reasons for our operational and financial results, our ability to predict and meet customer demands, the launch of our 4G LTE for All initiative, availability of handsets, our network capabilities, our ability to increase subscribers, impact of increased sales on our CPU and CPGA and expectations regarding future CPGA, our ability to drive profitable growth, whether existing cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations and expenditures, the challenges and opportunities facing our business, our competitive positioning and promotional strategies, competitive differentiations, our guidance on capital expenditures for 2012 and statements that may relate to our plans, objectives, strategies, goals, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. These forward-looking statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “views,” “becomes,” “projects,” “should,” “would,” “could,” “may,” “will,” “forecast,” and other similar expressions. Forward-looking statements are contained throughout this quarterly report, including in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Company Overview,” "Seasonality," "Performance Measures," "Liquidity and Capital Resources," "Qualitative and Quantitative Disclosure About Market Risk," "Legal Proceedings," and "Risk Factors" sections of this report.
We base the forward-looking statements made in this report on our current expectations, estimates, plans, beliefs, opinions and assumptions that have been made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such times. As you read and consider this quarterly report, you should understand that these forward-looking statements are not guarantees of future performance or results and no assurance can be given that such statements or results will occur, be realized, or be obtained. Although we believe that these forward-looking statements are based on reasonable expectations, beliefs, opinions and assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include, but are not limited, to:

•	the ability of our vendors to supply the handsets we need in the time frames we require;

•	our and our competitors' current and planned promotions and marketing, sales and other initiatives and our ability to respond to and support them;

•
our ability to manage our networks to deliver the services, content, service quality and speed our customers expect and demand and to maintain and increase the capacity of our networks and business systems to satisfy the demands of our customers and the demands placed by devices on our networks;

•	the highly competitive nature of our industry and changes in the competitive landscape;

•	our ability to successfully combine with T-Mobile and achieve the cost and capital expenditures savings and synergies we expect;

•	our ability to remain focused and keep all employees focused on the business during the pendency of the T-Mobile transaction;

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

•
the rates, nature, collectability and applicability of taxes and regulatory fees on the services we provide and increases or changes in taxes and regulatory fees or the services to, or the manner in, which such taxes and fees are applied, calculated, or collected;

•	the rapid technological changes in our industry, our ability to adapt, respond and deploy new technologies and successfully offer new services using such new technology;

•
our ability to fulfill the demands and expectations of our customers, provide the customer care our customers want, expect, or demand, secure the products, services, applications, content and network infrastructure equipment we need, or which our customers or potential customers want, expect or demand;

•	the availability of additional spectrum, our ability to secure additional spectrum, or secure it at acceptable prices, when we need it;

•	our ability to adequately defend against suits filed by others and to enforce or protect our intellectual property rights;

•
our capital structure, including our indebtedness amounts, the limitations imposed by the covenants in the documents governing our indebtedness and the maintenance of our financial and disclosure controls and procedures;

•	our ability to attract and retain key members of management and train personnel;

•
our reliance on third parties to provide distribution, products, software content and services that are integral, used or sold by our business and the ability of our suppliers to perform, develop and timely provide us with technological developments, products and services we need to remain competitive;

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

•
other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as updated or supplemented under “Part II, Item 1A. Risk Factors” in each of our subsequent Quarterly Reports on Form 10-Q as filed with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

These forward-looking statements speak only as of the date of this quarterly report, are based on current assumptions and expectations, and are subject to the factors above, among other things, and involve risks, uncertainties, events, circumstances and assumptions, many of which are beyond our ability to foresee, control or predict. You should not place undue reliance on these forward-looking statements which are based on current assumptions and expectations and speak only as of the date of this report. The results presented for any period, including the three months ended September 30, 2012, may not be reflective of results for any subsequent period or for the fiscal year. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to, are not obligated to, and do not undertake a duty to, update any forward-looking statement in the future to reflect the occurrence of events or circumstances after the date of this report, except as required by law.
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
We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. As of September 30, 2012, we hold licenses for wireless spectrum suitable for wireless broadband mobile services covering a total population of 142 million people in and around many of the largest metropolitan areas in the United States. In addition, we have roaming agreements with other wireless broadband mobile carriers that allow us to offer our customers service in many areas when they are outside our service area. These roaming agreements, together with the area we serve with our own networks, allows our customers to receive service in an area covering over 280 million in total population under the Metro USA® brand. We provide our services using code division multiple access (CDMA) networks using 1xRTT and EVDO technology and fourth generation long term evolution technology (4G LTE).

As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. We expect that our number of customers will continue to increase over time, which will continue to contribute to increases in our revenues and operating expenses.

We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers. Our service allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our service area, for a flat-rate monthly service fee. In January 2010, we introduced a new family of service plans, which include all applicable taxes and regulatory fees and offering nationwide voice, text and web access services on an unlimited, no long-term contract, paid-in-advance, flat-rate basis beginning at $40 per month. For an additional $5 to $30 per month, our customers may select alternative service plans that offer additional features predominately on an unlimited basis. We also offer discounts to customers who purchase services for additional handsets on the same account. In January 2011, we introduced new 4G LTE service plans that allow customers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month. In 2012, we introduced a nationwide 4G LTE data, talk and text service plan for $25 per month, including all applicable taxes and regulatory fees. For additional usage fees, we also provide certain other value-added services. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within 30 days, the customer is terminated. We believe our service plans differentiate us from the more complex plans and long-term contract requirements of traditional wireless carriers.

Subsequent Events
On October 3, 2012, we announced we had entered into a definitive Business Combination Agreement to combine our business with T-Mobile. Upon completion of the transaction, which we expect to occur in the first half of 2013, MetroPCS and T-Mobile will create a new company to be called T-Mobile that will operate T-Mobile and MetroPCS as separate customer units. The Business Combination Agreement is structured as a recapitalization, in which MetroPCS will declare a 1 for 2 reverse stock split, make a cash payment of $1.5 billion, or approximately $4.09 per share prior to the reverse stock split, to its stockholders and acquire all of T-Mobile's capital stock by issuing Deutsche Telekom 74% of MetroPCS' common stock on a pro forma basis. Upon completion of the combination, MetroPCS stockholders will own 26% of the combined company. For further details and information regarding the transaction, please see the Company's Current Report on Form 8-K filed on October 3, 2012 with the SEC and the investor presentation filed as solicitation material under Schedule 14A on October 3, 2012 with the SEC. Additionally, the transaction will be further described in a proxy statement to be filed by MetroPCS with the SEC.
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
Income Taxes. For the three and nine months ended September 30, 2012 and 2011 we paid no federal income taxes. For the three and nine months ended September 30, 2012 we paid $0.8 million and $4.7 million, respectively, of state income tax. For the three and nine months ended September 30, 2011 we paid $0.2 million and $4.1 million, respectively, of state income tax.
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

Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)
REVENUES:
Service revenues	$1,121,957	$1,131,054	(1%)
Equipment revenues	137,203	74,334	85%
Total revenues	1,259,160	1,205,388	4%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	373,032	382,033	(2%)
Cost of equipment	265,940	343,473	(23%)
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	163,409	162,459	1%
Depreciation and amortization	163,089	139,309	17%
Loss on disposal of assets	1,452	1,283	13%
Total operating expenses	966,922	1,028,557	(6%)
Income from operations	$292,238	$176,831	65%
 ————————————

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended September 30, 2012, cost of service includes $0.7 million and selling, general and administrative expenses includes $8.5 million of stock-based compensation expense. For the three months ended September 30, 2011, cost of service includes $0.8 million and selling, general and administrative expenses includes $9.1 million of stock-based compensation expense.

Service Revenues. Service revenues decreased $9.1 million, or 1%, to approximately $1.1 billion for the three months ended September 30, 2012 from approximately $1.1 billion for the three months ended September 30, 2011. The decrease in service revenues is primarily attributable to a net loss of 169,289 customers during the twelve months ended September 30, 2012 as well as a $0.30 decrease in average revenue per customer for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.
Equipment Revenues. Equipment revenues increased $62.9 million, or 85%, to $137.2 million for the three months ended September 30, 2012 from $74.3 million for the three months ended September 30, 2011. The increase is primarily attributable to higher average price of handsets sold accounting for a $70.2 million increase, as well as a $46.1 million increase in equipment revenues associated with a decrease in commissions paid to independent retailers due to a lower volume of handsets sold. These items were partially offset by a 47% decrease in gross customer additions which led to a $31.8 million decrease, as well as a decrease in upgrade handset sales to existing customers which led to a $20.8 million decrease.
Cost of Service. Cost of service decreased $9.0 million, or 2%, to $373.0 million for the three months ended September 30, 2012 from $382.0 million for the three months ended September 30, 2011. The decrease in cost of service is primarily attributable to a decrease in long distance cost, as well as a decrease in taxes and regulatory fees during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. These decreases were partially offset by expenses associated with the deployment of additional network infrastructure, including network infrastructure for 4G LTE.
Cost of Equipment. Cost of equipment decreased $77.5 million, or 23%, to $266.0 million for the three months ended September 30, 2012 from $343.5 million for the three months ended September 30, 2011. The decrease is primarily attributable to a 47% decrease in gross customer additions which accounted for an $83.2 million decrease, as well as a decrease in handset upgrades by existing customers which led to a $37.8 million decrease. These decreases were partially offset by a higher average cost of handsets accounting for a $43.5 million increase.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million, or 1%, to $163.4 million for the three months ended September 30, 2012 from $162.5 million for the three months ended September 30, 2011. Selling expenses decreased by $9.9 million, or 11%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease is primarily attributable to an $8.6 million decrease in marketing and advertising expenses. General and administrative expenses increased $11.4 million, or 18%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to an increase in commissions paid to independent retailers for customer reactivations, coupled with an increase in legal and professional service fees.
Depreciation and Amortization. Depreciation and amortization expense increased $23.8 million, or 17%, to $163.1 million for the three months ended September 30, 2012 from $139.3 million for the three months ended September 30, 2011. The increase related primarily to network infrastructure assets placed into service during the twelve months ended September 30, 2012 to support the continued growth and expansion of our network.
Loss on Disposal of Assets. Loss on disposal of assets increased $0.2 million, or 13%, to $1.5 million for the three months ended September 30, 2012 from $1.3 million for the three months ended September 30, 2011. The loss on disposal of assets during the three months ended September 30, 2012 and 2011 was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology.
Non-Operating Items

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)
Interest expense	$66,655	$69,511	(4%)
Gain on settlement	52,500	—	100%
Provision for income taxes	85,981	38,618	123%
Net income	192,667	69,326	178%
Interest Expense. Interest expense decreased $2.8 million, or 4%, to $66.7 million for the three months ended September 30, 2012 from $69.5 million for the three months ended September 30, 2011.  The decrease in interest expense was primarily attributable to a $2.9 million reduction in interest expense on the Senior Secured Credit Facility as a result of a decrease in the interest rate outstanding under the Senior Secured Credit Facility to 4.614% as of September 30, 2012 from 5.028% as of September 30, 2011. Our weighted average interest rate decreased to 5.82% for the three months ended September 30, 2012 compared to 6.05% for the three months ended September 30, 2011. Average debt outstanding for the three months ended September 30, 2012 and 2011 was approximately $4.5 billion, respectively.
Gain on Settlement. In September 2012, we settled arbitration and litigation proceedings related to certain securities. Pursuant to the terms of the confidential settlement agreement, we received $52.5 million in cash in exchange for the release of all current and future claims that we may have relating to the sale of such securities to us, and we retain the rights to sell our investment in such securities at a later date.
Provision for Income Taxes. Income tax expense increased $47.4 million, or 123%, to $86.0 million for the three months ended September 30, 2012 from $38.6 million for the three months ended September 30, 2011.  The effective tax rate was 30.9% and 35.8% for the three months ended September 30, 2012 and 2011, respectively.  For the three months ended September 30, 2012, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to a reduction to a valuation allowance as a result of a settlement on certain securities, as well as net state and local taxes, non-deductible expenses, federal and state income tax credits and a net change in uncertain tax positions.  For the three months ended September 30, 2011, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, net change in uncertain tax positions, amended return refunds, non-deductible expenses, and provision adjustments.

Net Income. Net income increased $123.4 million, or 178%, to $192.7 million for the three months ended September 30, 2012 compared to $69.3 million for the three months ended September 30, 2011. The increase was primarily attributable to a 65% increase in income from operations, as well as the gain on settlement, partially offset by a 123% increase in provision for income taxes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Nine Months Ended September 30,
	2012	2011	Change
	(in thousands)
REVENUES:
Service revenues	$3,439,678	$3,294,563	4%
Equipment revenues	377,252	314,654	20%
Total revenues	3,816,930	3,609,217	6%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	1,130,377	1,089,480	4%
Cost of equipment	1,002,726	1,095,269	(8%)
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	507,497	486,786	4%
Depreciation and amortization	469,258	402,528	17%
Loss on disposal of assets	4,618	2,731	69%
Total operating expenses	3,114,476	3,076,794	1%
Income from operations	$702,454	$532,423	32%
 ————————————

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the nine months ended September 30, 2012, cost of service includes $2.3 million and selling, general and administrative expenses includes $26.4 million of stock-based compensation expense. For the nine months ended September 30, 2011, cost of service includes $2.6 million and selling, general and administrative expenses includes $29.5 million of stock-based compensation expense.

Service Revenues. Service revenues increased $145.1 million, or 4%, to approximately $3.4 billion for the nine months ended September 30, 2012 from approximately $3.3 billion for the nine months ended September 30, 2011. The increase in service revenues is primarily attributable to higher average subscribers during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.
Equipment Revenues. Equipment revenues increased $62.6 million, or 20%, to $377.3 million for the nine months ended September 30, 2012 from $314.7 million for the nine months ended September 30, 2011. The increase is primarily attributable to a $102.7 million increase in equipment revenues associated with a decrease in commissions paid to independent retailers due to a lower volume of handsets sold as well as higher average price of handsets sold, accounting for a $99.9 million increase. These items were partially offset by a 39% decrease in gross customer additions which led to a $111.3 million decrease, as well as a decrease in upgrade handset sales to existing customers, which led to a $27.6 million decrease.
Cost of Service. Cost of service increased $40.9 million, or 4%, to approximately $1.1 billion for the nine months ended September 30, 2012 from approximately $1.1 billion for the nine months ended September 30, 2011. The increase in cost of service is primarily attributable to expenses associated with the deployment of additional network infrastructure, including network infrastructure for 4G LTE, as well as additional roaming expenses associated with Metro USA. These increases were partially offset by a decrease in long distance cost, as well as a decrease in taxes and regulatory fees during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.
Cost of Equipment. Cost of equipment decreased $92.5 million, or 8%, to approximately $1.0 billion for the nine months ended September 30, 2012 from approximately $1.1 billion for the nine months ended September 30, 2011. The decrease is primarily attributable to a 39% decrease in gross customer additions which accounted for a $225.5 million decrease, as well as a decrease in handset upgrades by existing customers which led to a $48.0 million decrease. These decreases were partially offset by a higher average cost of handsets accounting for a $176.9 million increase.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $20.7 million, or 4%, to $507.5 million for the nine months ended September 30, 2012 from $486.8 million for the nine months ended September 30, 2011. Selling expenses decreased by $5.6 million, or 2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease is primarily attributable to a $4.7 million decrease in marketing and advertising expenses. General and administrative expenses increased $29.4 million, or 15%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to an increase in commissions paid to independent retailers for customer reactivations, coupled with an increase in legal and professional service fees.
Depreciation and Amortization. Depreciation and amortization expense increased $66.8 million, or 17%, to $469.3 million for the nine months ended September 30, 2012 from $402.5 million for the nine months ended September 30, 2011. The increase related primarily to network infrastructure assets placed into service during the twelve months ended September 30, 2012 to support the continued growth and expansion of our network.
Loss on Disposal of Assets. Loss on disposal of assets increased $1.9 million, or 69%, to $4.6 million for the nine months ended September 30, 2012 from $2.7 million for the nine months ended September 30, 2011. The loss on disposal of assets during the nine months ended September 30, 2012 and 2011 was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology.
Non-Operating Items

	Nine Months Ended September 30,
	2012	2011	Change
	(in thousands)
Interest expense	$206,224	$193,051	7%
Gain on settlement	52,500	—	100%
Loss on extinguishment of debt	—	9,536	(100%)
Provision for income taxes	187,849	121,887	54%
Net income	362,507	210,040	73%
Interest Expense. Interest expense increased $13.2 million, or 7%, to $206.2 million for the nine months ended September 30, 2012 from $193.0 million for the nine months ended September 30, 2011.  The increase in interest expense was primarily attributable to a $7.1 million increase in interest expense on the Senior Secured Credit Facility as a result of financing transactions that resulted in an increase in average debt outstanding to $4.5 billion for the nine months ended September 30, 2012 compared to $4.1 billion during the nine months ended September 30, 2011. In addition, capitalized interest expense decreased $6.1 million during the nine months ended September 30, 2012 when compared to the same period in 2011. Our weighted average interest rate decreased to 5.85% for the nine months ended September 30, 2012 compared to 6.11% for the nine months ended September 30, 2011.
Gain on Settlement. In September 2012, we settled arbitration and litigation proceedings related to certain securities. Pursuant to the terms of the confidential settlement agreement, we received $52.5 million in cash in exchange for the release of all current and future claims that we may have relating to the sale of such securities to us, and we retain the rights to sell our investment in such securities at a later date.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $9.5 million for the nine months ended September 30, 2011 was due to the repayment of $535.8 million in outstanding principal under the Tranche B-1 Term Loans in May 2011.
Provision for Income Taxes. Income tax expense increased $66.0 million, or 54%, to $187.9 million for the nine months ended September 30, 2012 from $121.9 million for the nine months ended September 30, 2011.  The effective tax rate was 34.1% and 36.7% for the nine months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to a reduction to a valuation allowance as a result of a settlement on certain securities, as well as net state and local taxes, non-deductible expenses, federal and state income tax credits and a net change in uncertain tax positions.  For the nine months ended September 30, 2011, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits, net changes in uncertain tax positions, audit and amended return refunds, state legislative changes, non-deductible expenses, and provision adjustments.

Net Income. Net income increased $152.5 million, or 73%, to $362.5 million for the nine months ended September 30, 2012 compared to $210.0 million for the nine months ended September 30, 2011. The increase was primarily attributable to a 32% increase in income from operations as well as the gain on settlement, partially offset by a 54% increase in provision for income taxes.

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

The following table shows metric information for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customers:
End of period	8,979,960	9,149,249	8,979,960	9,149,249
Net additions (losses)	(312,291)	69,384	(366,699)	994,139
Churn:
Average monthly rate	3.7%	4.5%	3.4%	3.9%
ARPU	$40.50	$40.80	$40.56	$40.57
CPGA	$202.24	$193.95	$211.98	$175.30
CPU	$18.38	$19.52	$19.90	$19.41
Adjusted EBITDA (in thousands)	$466,035	$327,321	$1,205,086	$969,824
Customers. Net customer losses were 312,291 for the three months ended September 30, 2012, compared to net customer additions of 69,384 for the three months ended September 30, 2011. Net customer losses were 366,699 for the nine months ended September 30, 2012, compared to net customer additions of 994,139 for the nine months ended September 30, 2011. The decrease in customer additions, we believe, is primarily attributable to our focus on generating Adjusted EBITDA and cash flow versus customer growth during the quarter, competitive pressures, continued economic pressures and lack of economic recovery and customer expectations for high speed 4G data service. Total customers were 8,979,960 as of September 30, 2012, a decrease of 2% over the customer total of 9,149,249 as of September 30, 2011.
Churn. As we do not require a long-term service contract, we expect our churn percentage to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the three months ended September 30, 2012 was 3.7%, compared to 4.5% for the three months ended September 30, 2011. Churn for the nine months ended September 30, 2012 was 3.4%, compared to 3.9% for the nine months ended September 30, 2011. The decrease in churn was primarily driven by continued investments in our network and lower year-to-date subscriber growth. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased churn in the second and third quarters of the year usually combine to result in fewer net customer additions or in net customer losses during these quarters. See – “Seasonality.”
Average Revenue Per User. ARPU represents (a) service revenues less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.50 and $40.80 for three months ended September 30, 2012 and 2011, respectively, a decrease of $0.30. ARPU was $40.56 and $40.57 for nine months ended September 30, 2012 and 2011, respectively, a decrease of $0.01. The decrease in ARPU for the three and nine months ended September 30, 2012, when compared to the same period in 2011, was primarily attributable to promotional service plans partially offset by continued demand for 4G LTE service plans.

Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $202.24 for the three months ended September 30, 2012 from $193.95 for the three months ended September 30, 2011. The increase in CPGA for the three months ended September 30, 2012, was primarily driven by a 47% decrease in gross additions as compared to the three months ended September 30, 2011. CPGA costs increased to $211.98 for the nine months ended September 30, 2012 from $175.30 for the nine months ended September 30, 2011. The increase in CPGA for the nine months ended September 30, 2012 was primarily driven by a 39% decrease in gross additions as compared to the same period in 2011.
Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the three months ended September 30, 2012 and 2011 was $18.38 and $19.52, respectively. CPU for the nine months ended September 30, 2012 and 2011 was $19.90 and $19.41, respectively. The decrease in CPU for the three months ended September 30, 2012, when compared to the same period in 2011, was primarily driven by a decrease in retention expense for existing customers, a decrease in long distance cost and a decrease in taxes and regulatory fees. These items were partially offset by an increase in costs associated with our 4G LTE network upgrade and an increase in commissions paid to independent retailers for customer reactivations. During the three months ended September 30, 2012 we experienced $2.47 in CPU directly related to handset upgrades compared to $3.88 during the three months ended September 30, 2011. The increase in CPU for the nine months ended ended September 30, 2012, when compared to the same period in 2011, was primarily driven by an increase in retention expense for existing customers, costs associated with our 4G LTE network upgrade, an increase in commissions paid to independent retailers for customer reactivations and roaming expenses associated with Metro USA. These increases were partially offset by a decrease in long distance cost and taxes and regulatory fees. During the nine months ended September 30, 2012 we experienced $4.23 in CPU directly related to handset upgrades compared to $4.06 during the same period in 2011.

Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; stock-based compensation expense; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; minus interest and other income and non-cash items increasing consolidated net income. Adjusted EBITDA for the three months ended September 30, 2012 increased to $466.0 million from $327.3 million for the three months ended September 30, 2011. Adjusted EBITDA for the nine months ended September 30, 2012 increased to approximately $1.2 billion from $969.8 million for the nine months ended September 30, 2011.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$1,121,957	$1,131,054	$3,439,678	$3,294,563
Less: Pass through charges	(12,507)	(19,785)	(44,656)	(61,795)
Net service revenues	$1,109,450	$1,111,269	$3,395,022	$3,232,768
Divided by: Average number of customers	9,131,181	9,079,982	9,300,428	8,853,141
ARPU	$40.50	$40.80	$40.56	$40.57
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$78,770	$88,702	$253,481	$259,086
Less: Equipment revenues	(137,203)	(74,334)	(377,252)	(314,654)
Add: Equipment revenue not associated with new customers	96,911	58,026	275,561	192,615
Add: Cost of equipment	265,940	343,473	1,002,726	1,095,269
Less: Equipment costs not associated with new customers	(164,521)	(163,610)	(629,915)	(515,743)
Gross addition expenses	$139,897	$252,257	$524,601	$716,573
Divided by: Gross customer additions	691,736	1,300,611	2,474,721	4,087,582
CPGA	$202.24	$193.95	$211.98	$175.30
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$373,032	$382,033	$1,130,377	$1,089,480
Add: General and administrative expense	84,639	73,757	254,016	227,700
Add: Net loss on equipment transactions unrelated to initial customer acquisition	67,610	105,584	354,354	323,128
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(9,256)	(9,898)	(28,756)	(32,142)
Less: Pass through charges	(12,507)	(19,785)	(44,656)	(61,795)
Total costs used in the calculation of CPU	$503,518	$531,691	$1,665,335	$1,546,371
Divided by: Average number of customers	9,131,181	9,079,982	9,300,428	8,853,141
CPU	$18.38	$19.52	$19.90	$19.41
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$192,667	$69,326	$362,507	$210,040
Adjustments:
Depreciation and amortization	163,089	139,309	469,258	402,528
Loss on disposal of assets	1,452	1,283	4,618	2,731
Stock-based compensation expense	9,256	9,898	28,756	32,142
Interest expense	66,655	69,511	206,224	193,051
Interest income	(460)	(531)	(1,208)	(1,557)
Other (income) expense, net	(105)	(93)	(418)	(534)
Gain on settlement	(52,500)	—	(52,500)	—
Loss on extinguishment of debt	—	—	—	9,536
Provision for income taxes	85,981	38,618	187,849	121,887
Adjusted EBITDA	$466,035	$327,321	$1,205,086	$969,824

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$391,898	$271,560	$848,468	$753,660
Adjustments:
Interest expense	66,655	69,511	206,224	193,051
Non-cash interest expense	(1,899)	(2,125)	(5,563)	(6,141)
Interest income	(460)	(531)	(1,208)	(1,557)
Other (income) expense, net	(105)	(93)	(418)	(534)
Benefit (provision) for uncollectible accounts receivable	82	(121)	(3,155)	(382)
Deferred rent expense	(4,058)	(5,626)	(13,432)	(13,457)
Cost of abandoned cell sites	(417)	(270)	(1,357)	(650)
Gain on sale and maturity of investments	89	122	154	441
Accretion of asset retirement obligations	(1,681)	(1,436)	(4,900)	(4,198)
Provision for income taxes	85,981	38,618	187,849	121,887
Deferred income taxes	(84,005)	(37,895)	(191,243)	(119,290)
Changes in working capital	13,955	(4,393)	183,667	46,994
Adjusted EBITDA	$466,035	$327,321	$1,205,086	$969,824
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At September 30, 2012, we had a total of approximately $2.6 billion in cash, cash equivalents and short-term investments. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, we have adequate liquidity, cash flow and financial flexibility to fund our operations in the near-term.
As of September 30, 2012, we owed an aggregate of approximately $4.5 billion under our Senior Secured Credit Facility, 7 7/8% Senior Notes and 6 5/8% Senior Notes, as well as $322.2 million under our capital lease obligations.
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
The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction or increasing the capacity of or upgrading our network infrastructure, including network infrastructure for 4G LTE, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the nine months ended September 30, 2012 were $588.3 million and capital expenditures for the year ended December 31, 2011 were $889.8 million. The expenditures for the nine months ended September 30, 2012 were primarily associated with our efforts to increase the service area and capacity of our existing network and the continued upgrade of our network to 4G LTE. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers resulting in increased revenues.

Gain on Settlement

In September 2012, we settled arbitration and litigation proceedings related to certain securities.  Pursuant to the terms of the confidential settlement agreement, we received $52.5 million in cash in exchange for the release of all current and future claims that we may have relating to the sale of such securities to us, and we retain the rights to sell our investment in such securities at a later date.
Operating Activities
Cash provided by operating activities increased $94.8 million to $848.5 million during the nine months ended September 30, 2012 from $753.7 million for the nine months ended September 30, 2011. The increase is primarily attributable to a 73% increase in net income for the nine months ended September 30, 2012 compared to the same period in 2011, partially offset by a $135.5 million increase in cash flows used for changes in working capital during the nine months ended September 30, 2012 compared to the same period in 2011.
Investing Activities
Cash used in investing activities increased $17.8 million to $717.8 million during the nine months ended September 30, 2012 from $700.0 million during the nine months ended September 30, 2011. Cash flows from net purchases of short-term investments decreased $274.9 million, partially offset by a $215.9 million decrease in net cash outflows for purchases of property and equipment during the nine months ended September 30, 2012 compared to the same period in 2011, and $52.5 million in cash received for the settlement related to certain securities that occurred during the nine months ended September 30, 2012.
Financing Activities
Cash used in financing activities was $16.7 million during the nine months ended September 30, 2012 compared to cash provided by financing activities of $990.6 million during the nine months ended September 30, 2011. The decrease is primarily attributable to $946.4 million in net proceeds from debt issuance during the nine months ended September 30, 2011 that did not recur during the same period in 2012, as well as a $55.4 million decrease in proceeds from the exercise of stock options.

Capital Lease Obligations
We have entered into various non-cancelable capital lease agreements with expirations through 2027. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense. As of September 30, 2012, we had $322.2 million of capital lease obligations, with $10.7 million and $311.5 million recorded in current maturities of long-term debt and long-term debt, respectively.

Capital Expenditures and Other Asset Acquisitions and Dispositions
Capital Expenditures. We currently expect to incur capital expenditures in the range of $900.0 million to $1.0 billion on a consolidated basis for the year ending December 31, 2012.
During the nine months ended September 30, 2012, we incurred $588.3 million in capital expenditures. During the year ended December 31, 2011, we incurred $889.8 million in capital expenditures. The capital expenditures for the nine months ended September 30, 2012 and the year ended December 31, 2011 were primarily associated with our efforts to increase the service area capacity of our existing network and the continued upgrade of our network to 4G LTE.
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
During the nine months ended September 30, 2012, the Company closed on the acquisition of microwave spectrum in the net aggregate amount of $21.9 million in cash.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Inflation
We believe that inflation has not materially affected our operations.
Effect of New Accounting Standards

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," addressing how to measure fair value and what disclosures to provide about fair value measurements. This amendment is largely consistent with the existing GAAP guidance, but aligned the international guidance and eliminated unnecessary wording differences between GAAP and International Financial Reporting Standards ("IFRS"). The amendment was effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The implementation of this standard did not affect our financial condition, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05 "Statement of Comprehensive Income," which revises the manner in which entities present comprehensive income in their financial statements, requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied retrospectively. The implementation of this standard did not affect our financial condition, results of operations, or cash flows.

In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," allowing entities to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether the quantitative test is required, as opposed to required annual quantitative impairment testing.  The amendment was effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. We did not elect to utilize a qualitative assessment and have performed the annual quantitative impairment test as of September 30, consistent with prior years.  The implementation of this standard did not affect our financial condition, results of operations, or cash flows.
Fair Value Measurements
We do not expect changes in the aggregate fair value of our financial assets and liabilities to have a material adverse impact on the condensed consolidated financial statements. See Note 8 to the financial statements included in this report.

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

As of September 30, 2012, we had approximately $2.5 billion in outstanding indebtedness under our Senior Secured Credit Facility that bears interest at floating rates based on LIBOR plus 3.821% for the Tranche B-2 Term Loans and LIBOR plus 3.75% for the Tranche B-3 Term Loans and Incremental Tranche B-3 Term Loans. The interest rate on the outstanding debt under our Senior Secured Credit Facility as of September 30, 2012 was 4.614%, which includes the impact of our interest rate protection agreements. In October 2010, we entered into three separate two-year interest rate protection agreements to manage the Company's interest rate risk exposure. These agreements were effective on February 1, 2012, cover a notional amount of $950.0 million and effectively converted this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 4.908%. These agreements expire on February 1, 2014.  In April 2011, we entered into three separate three-year interest rate protection agreements to manage the Company's interest rate risk exposure under our Senior Secured Credit Facility.  These agreements were effective on April 15, 2011, cover a notional amount of $450.0 million and effectively convert this portion of our variable rate debt to fixed rate debt at a weighted average annual rate of 5.242%.  These agreements expire on April 15, 2014.  If market LIBOR rates increase 100 basis points over the rates in effect at September 30, 2012, annual interest expense on the approximately $1.1 billion in variable rate debt that is not subject to interest rate protection agreements would increase $10.5 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in litigation from time to time, including litigation regarding intellectual property claims, that we consider to be in the normal course of business. Legal proceedings are inherently unpredictable, and the legal proceedings in which we are involved often present complex legal and factual issues. We intend to vigorously defend against litigation in which we are involved and, where appropriate, engage in discussions to resolve these legal proceedings on terms favorable to us. We believe that any amounts which parties to such litigation allege we are liable for are not necessarily meaningful indicators of our potential liability or any relief, such as injunctive relief, which parties to such litigation seek are not necessarily meaningful indicators whether such relief will be granted. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the legal proceedings in which we are involved. It is possible, however, that our business, financial condition, results of operations, and liquidity in future periods could be materially adversely affected by increased expenses, including legal and litigation expenses, significant settlement costs, relief granted or agreed to, and/or unfavorable damage awards relating to such legal proceedings. Other than the matters listed below we are not currently party to any pending legal proceedings that we believe could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or liquidity.
MetroPCS, its Board of directors, and an officer, among others, (collectively, the "defendants") have been named as defendants in a series of putative shareholder class and/or derivative actions filed in Delaware and Texas (the “Merger Litigation”) relating to the entry into a Business Combination Agreement, dated October 3, 2012 (the “Business Combination Agreement”), by and between Deutsche Telekom AG, an Aktiengesellschaft organized in Germany (“Deutsche Telekom”), T-Mobile Global Zwischenholding GmbH, a Gesellschaft mit beschrankter Haftung organized in Germany and a direct wholly-owned subsidiary of Deutsche Telekom (“Global”), T-Mobile Global Holding GmbH, a Gesellschaft mit beschrankter Haftung organized in Germany and a direct wholly-owned subsidiary of Global (“Holding”), T-Mobile USA, Inc., a Delaware corporation and direct wholly-owned subsidiary of Holding (“T-Mobile”) and the Company wherein MetroPCS agreed to (1) engage in a recapitalization which entails a reverse stock split and cash payment to shareholders, (2) take Deutsche Telekom's interest in T-Mobile, and (3) issue stock to Deutsche Telekom (the “Transaction”). The Merger Litigation includes: (i) a putative class action lawsuit filed by Paul Benn, an alleged MetroPCS shareholder, on October 11, 2012 in the Court of Chancery in the State of Delaware, Civil Action No. 7938 (the “Benn Action”); (ii) a putative class action lawsuit filed by Joseph Marino, an alleged MetroPCS shareholder, on October 11, 2012 in the Court of Chancery in the State of Delaware, Civil Action No. 7940 (the “Marino Action”) (the Benn Action and Marino Actions together, the “Delaware Merger Actions”); (iii) a putative class action and shareholder derivative action filed by Adam Golovoy, an alleged MetroPCS shareholder, on October 10, 2012 in the County Court at Law No. 1, Dallas County, Texas, Civil Action No. CC-12-06144 (the “Golovoy Action”); and (iv) a putative class action and shareholder derivative action filed by Nagendra Polu and Fred Lorquet, who are alleged MetroPCS shareholders, on October 10, 2012 in the County Court at Law No. 5, Dallas County, Texas, Civil Action No. CC-12-06170 (the “Polu-Lorquet Action”) (the Golovoy Action and Polu-Lorquet Actions together, the “Texas Merger Actions”). The various plaintiffs in the Merger Litigation allege that the defendants breached their fiduciary duties by failing to obtain sufficient value for MetroPCS shareholders in the Transaction, to establish a process that adequately protected the interests of MetroPCS shareholders, and to adequately ensure that no conflicts of interest occurred. The plaintiffs in the Merger Litigation also allege that the defendants breached their fiduciary duties by agreeing to certain terms in the Business Combination Agreement that allegedly restricted the defendants' ability to obtain a more favorable offer, including the “no solicitation,” “superior proposal,” and termination fee provisions, and that those provisions, together with the Company's Rights Agreement and a Support Agreement between Deutsche Telekom and Madison Dearborn Partners, constitute breaches of the defendants' fiduciary duties. The plaintiffs in the Merger Litigation seek injunctive relief, unspecified compensatory and/or rescissory damages, unspecified punitive damages, attorney's fees, other expenses, and costs. All of the plaintiffs in the Merger Litigation seek a determination that their alleged claims may be asserted on a class-wide basis. In addition, the plaintiffs in the Texas Merger Actions also assert putative derivative claims, as shareholders on behalf of the Company, against the individually named defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste in connection with the Transaction. Additional similar putative class and/or derivative suits may be filed. Due to the complex nature of the legal and factual issues involved in these actions, the outcome is not presently determinable. If the various actions in the Merger Litigation were to proceed beyond the pleading stage, MetroPCS could be required to incur substantial defense costs and expenses and/or be required to pay substantial damages or settlement costs, and could divert management's attention, all of which could materially adversely affect our business, financial condition and operating results. The Company intends to vigorously defend against the claims in the Merger Litigation.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider the following risk factors in evaluating our business, financial condition and operating results or an investment in our common stock or in our indebtedness. Many of these risks, and the events which cause these risks, are beyond our control or our ability to predict.

Although we describe below and elsewhere in this Quarterly Report the risks we consider to be the most material to our business, financial condition and operating results or an investment in our common stock or our indebtedness, there may be other known, unknown or unpredictable economic, business, competitive, regulatory or other conditions, risks, events or factors that also could have a material adverse effect on our business, financial condition, and operating results in the future, or on an investment in our common stock or in our indebtedness. The probability or likelihood of a risk occurring or affecting our business, financial condition or operating results can change and change without notice and may vary over time or may be based on events or circumstances beyond our control. In addition, past performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results, performance or trends in future periods. Any information about our intentions, projections or forward looking statements in this Quarterly Report is a statement of our intentions, projections and forward looking statements as of the date of this report and is based upon, among other things, the regulatory, industry, competitive, economic and market conditions as of such date, as well as various of our assumptions at such time. We may change our intentions, projections or forward looking statements at any time and without notice, based upon any changes in such conditions, in our assumptions or otherwise.

If any of the events, conditions, factors or risks described below, individually or in combination, were to occur, our business, financial condition, operating results, cash flow, and an investment in our common stock or in our indebtedness, could be materially adversely affected.

Investors should also be aware that while we do communicate with securities analysts at various times, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement, financial report, prediction, or other report issued, provided or made by an analyst irrespective of the content of the statement, financial report, prediction or other report. To the extent that statements, predictions or reports issued by securities analysts contain any projections, forecasts or opinions, such statements, predictions or reports are those of the securities analysts making such projections, forecasts or opinions and we have no responsibility for such projections, forecasts or opinions and we do not adopt them or necessarily agree with them.

The risk factors described in this section have been separated into three groups for ease of review, including, (i) those risk associated with our business, (ii) those risks related to legal and regulatory matters, and (iii) those other general risks relating to our capitalization and financing, among other things. We urge you to read carefully and consider thoroughly all risk factors in evaluating our business, financial condition and operating results, and in making any investment decision regarding an investment in our common stock or indebtedness. You also should be aware that the risk factors disclosed in all our filings with the SEC and other information contained in our filings with the SEC may not describe every risk facing our Company or that may affect our business, financial condition and results of operations, or that you should consider in investing or holding the securities of our Company.

Risks Related to the Transaction

The pendency of the Transaction presents certain risks and uncertainties to our business and operations prior to the closing of the Transaction, including, among other things, the following risks:

The Transaction is subject to the receipt of approvals from various governmental entities, which may impose conditions on, jeopardize or delay completion of, the transaction or reduce the anticipated benefits of the Transaction.

Approval of the Transaction will depend upon the receipt of certain governmental authorizations, consents, orders or other approvals from, governmental entities. There is no assurance that all of these required authorizations, consents, orders or other approvals will be obtained or that they will be obtained in a timely manner, or whether they will be subject to required actions, conditions, limitations, or restrictions on our or the combined company's business, assets, or product lines. If any such required actions, restrictions, limitations or conditions are imposed, it may jeopardize or delay completion of the Transaction, reduce the anticipated benefits of the Transaction or may allow the parties to terminate the Transaction, which could result in the incurrence of a break-up fee or in a material adverse effect on our business, financial condition or operating results.

Failure or a delay in completing the Transaction could negatively impact our stock price and our business and financial results.

If the Transaction is not completed or delayed, our common stock price and future business and financial results could be negatively affected, it may require us to pay a break-up fee under the Business Combination Agreement, or it could cause our employees, suppliers, vendors, distributors, retailers or dealers to lose focus on our business, cease doing business with us, or curtail their activities with us. Additionally, as a result of this Transaction, other competitors may target our customers with directed promotions and incentives. If this were to occur it could have a negative impact on our stock price and have an adverse effect on our business, financial condition, operating results and stock price.

The pendency, and uncertainty of the effects, of the Transaction may cause disruption to our employee relations, business and operations, and a third party could seek to acquire us and break-up the Transaction, which may result in a significant diversion of management's attention away from our ongoing business operations which could adversely affect our business, financial condition and operating results.

Uncertainty about the pendency and effects of the Transaction on our employees, customers, suppliers, vendors, distributors, dealers and retailers may have an adverse effect on our business and operations and may impair our ability to attract, retain and motivate key personnel until the Transaction is completed and for a period of time thereafter, as employees and prospective employees may experience uncertainty about their future roles with the combined company. Additionally, these uncertainties could cause customers, suppliers, vendors, distributors, dealers, retailers and others who deal with us to delay or defer decisions or these customers, suppliers, vendors, distributors, dealers, retailers and content and application providers may decide to not invest in or continue their relationship with the Company. Similarly, these same suppliers, vendors, distributors, dealers, content and application providers may decide to stop supporting or developing new product, services and applications, which we need to compete effectively. All of these circumstances could negatively impact our business and operations and have a material adverse affect on our business, financial condition and operating results. In addition, a third party could launch a bid to acquire us during the pendency of the Transaction and seek to break-up the Transaction with T-Mobile, which together with the pursuit of the completion of the Transaction and the preparations for the integration of the businesses may result in a significant diversion of management's attention away from our ongoing business operations which could have a material adverse impact on our business, financial conditions and operating results.

The price of MetroPCS' common stock may be affected by factors different than those which previously affected MetroPCS' common stock prior to the announcement of the Transaction.

Under the Business Combination Agreement, we are combining our business with T-Mobile. T-Mobile is a considerably larger company than us and has revenues, subscribers, EBITDA, net income and cash flow several times larger than ours. During the pendency of the Transaction our stock price may be affected by the financials and operating results of T-Mobile, over which we have no control. Our stock price may also be negatively affected by stock analysts', commenters' and other's views on the Transaction, the likelihood of the completion of the Transaction and any potential required actions, limitations, conditions or requirements that may be imposed by any government entities.

We are subject to contractual restrictions while the Transaction is pending that may adversely affect our business, financial conditions and operating results.

The Business Combination Agreement restricts us, without T-Mobile's consent, from taking certain actions outside of the ordinary course of business while the Transaction is pending. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Transaction or termination of the Business Combination Agreement.

Following completion of the Transaction, the combined company will face a number of risks that currently face us, as well as additional risks.

These risks include, among other things:

•
the effects of the Transaction on our dealers, vendors, suppliers, customers, our equity and debt holders and our employees, including our ability to retain our key employees and members of management;

•
T-Mobile's and our ability to integrate successfully our and their business and realize the expected cost and capital expenditures savings and synergies and other benefits from the Transaction within the expected time frames;

•	the intense competition from larger competitors that have greater resources than the combined company;

•	the difficulty migrating our customers to the T-Mobile network or retaining customers on our network, using the combined Company's services, customer care and billing platforms;

•	the combined company's ability to manage the expanded and geographically dispersed business, operations and employee base of the combined company following the Transaction;

•	the incurrence of substantial expenses related to the Transaction and integration, which are difficult to estimate; and

•	the incurrence of substantial indebtedness in connection with the Transaction and the terms of that indebtedness.

Risks Related to Our Business

We face intense competition from other telecommunications providers and new entrants in the marketplace and such competition may intensify in the future.

We compete directly in each of our markets with a number of facilities-based and non-facilities-based communications service providers. Further, as the growth in the post-pay sector of the wireless industry continues to decrease, many of the largest nationwide competitors with significantly greater resources than we have and who have not traditionally focused on offering service on an unlimited, no long-term contract flat-rate basis are now focusing increasing attention on providing unlimited, no long-term contract flat-rate paid-in-advance services, either directly or indirectly through resellers or mobile virtual network operators, or MVNOs, significantly increasing competition and causing downward price pressures with aggressive sales and marketing campaigns. All of our national wireless broadband mobile competitors and certain of our regional competitors and MVNOs currently are offering unlimited service plans on a flat rate basis on a no long-term contract flat-rate basis in the areas where we operate. The competitive pressures of the wireless telecommunications industry may continue to cause other carriers to offer unlimited service plans or service plans on a no long-term contract flat-rate basis with increasingly large bundles of minutes of use or unlimited use at increasingly lower prices on a national coverage basis. Since we primarily serve major metropolitan areas where the national wireless broadband mobile carriers and MVNOs are also offering services and we believe the overall post-paid sector is experiencing slowing growth, we anticipate increased competition for unlimited, no long-term contract, flat-rate paid-in-advance services. This intense competition could cause reduced revenues, increased costs, lower profitability, and other adverse financial or operational consequences which could have a material adverse effect on our business, financial condition and operating results.

Our prices may decline over time.

Market prices for wireless broadband mobile services in general, and for flat-rate, no long-term contract, unlimited use of paid-in-advance services in particular, have declined over time and we anticipate prices will continue to decline with increased competition, including competition from carriers and MVNOs. Moreover, certain carriers we compete against, or may compete against in the future, offer additional services, such as wireline phone service, cable or satellite television, media and Internet, have broader geographic service areas, and are capable of bundling their wireless services with these other services in a package of services that we may not be able to duplicate at competitive prices. In response to all of the competitive offerings in the marketplace and falling market prices, in the future we may be required to add additional select features to our existing service plans, change our service plans, change the geographic areas included in our roaming, long-distance and other products and services, reduce our prices, or sell additional handsets, applications or content. We also evaluate our products, service offerings and the demands of our target customers regularly to be responsive to the competitive offerings, and may, as a result, amend, change, discontinue or adjust our products and service offerings, initiate or offer new permanent, trial or promotional product or service offerings or targeted promotional activities, reduced pricing, add additional features, subsidize the cost of handsets, or increase commission payments to our indirect dealers and increase our marketing and distribution costs. We cannot control the pricing decisions of our competitors and many of our competitors may continue to reduce their prices or offer promotions aimed at our potential customers, which, combined with discounts afforded such competitors and their ability to bundle features and services, may result in lower prices, slower growth, higher costs and increased churn of our customer base. Further, any new or changed product and service offerings may not meet customer demands or may not succeed in the long term, or may not be as profitable as our current offerings. These new or changed product and service plan offerings may result in reduced revenues, increased expenses, lower profitability, and other adverse financial or operational consequences, which could have a material adverse effect on our business, financial condition and operating results.

Many of our competitors have significantly greater financial and other resources than us.

Many of our current and prospective competitors are, or are affiliated with, major companies that have larger and more robust networks and support systems and substantially greater financial, technical, personnel, marketing and lobbying resources and bargaining power than we have. Some have greater access to capital, cash reserves, and spectrum holdings; longer-established brands with better name recognition; larger geographic coverage areas, roaming territories, and third-party distribution networks; better in-building coverage; unique intellectual property; exclusive distributorship arrangements for certain popular brands of handsets, applications and content; a larger market share; and more advanced technology than we have, all of which may affect our ability to compete successfully. Our lack of access to these resources may inhibit our ability to respond to our competition.

Many of our competitors also have established relationships with a larger base of current and potential customers and, due to their size and bargaining power, may obtain discounts or may have exclusive access to desired handsets, content, features, and services that our customers or prospective customers may want, expect or demand. Many of our competitors with greater access to capital and production and distribution resources also have entered into or may enter into exclusive deals with vendors and suppliers, including handset vendors, wireless application developers, content providers and service providers, or may cause such vendors to only develop products or services usable on their spectrum. For example, we currently do not have access to sell certain popular brands of handsets, such as the iPhone, which several of our largest competitors sell. As handset, application, and content selection and pricing are increasingly important to customers, the lack of availability to us of some of the latest and most popular handsets, applications, and content, whether as a result of exclusive dealings, volume discounting, or otherwise, could put us at a significant competitive disadvantage and could make it more difficult for us to attract and retain our customers, especially as our competitors continue to aggressively offer handset promotions with increased features, content, functionality and applications. Similarly, we believe we pay more, on average, than other national wireless broadband mobile carriers for our handsets and, if this trend continues and new technologies force us to offer new handsets, including those with increased costs due to increased features and functionality, we could be forced to further subsidize the price of our handsets and pay higher sales commissions on the sale or upgrade of handsets, which could adversely affect our business, financial condition and operating results. Our competitors have licensed spectrum which is not always in the same bands as our spectrum and the extent to which future handsets will be compatible across all bands of spectrum is uncertain. Accordingly, in the future, we may not achieve the same economies of scale with respect to handsets as we enjoy today. These advantages may allow our competitors to offer products and services (such as, handsets, devices, handset subsidies, higher commissions to distributors and dealers, broader geographic coverage, more facilities or services, and greater bundled features, applications and content) that we do not and cannot offer, offer lower prices, market to broader customer segments, and offer service over larger geographic areas. Our failure to respond timely to competition could reduce growth, revenue, market share and net income, and could increase our costs and customer churn. All of these risks, if realized, could have a material adverse effect on our business, financial condition, and operating results.

Our competitors may take government subsidies which may give them a competitive advantage.

Some of our competitors have taken advantage of, or may in the future take advantage of, governmental loan, grant or credit programs, or universal service fund payments, which may allow them to offer products and services for lower prices, with lower costs, increase their revenue and growth while reducing churn, or allow them to provide service without charging customers in areas that may be uneconomical for us to serve without taking advantage of such programs. We have chosen not to participate in such programs at the current time. If we continue not to, or are unable to, participate in such governmental programs and our competitors participate in such programs, it could have a material adverse effect on our business, financial condition, and operating results.

We may not be able to respond quickly or effectively or at all to new marketing and sales initiatives launched by our competitors.

Many of our competitors have far greater sales and marketing resources with far larger sales and marketing budgets than we do. We generally have had, and anticipate in the future having, less sales and marketing resources and less brand recognition than our competitors, and we have spent, and anticipate spending, less on sales and marketing than our competitors. We do not know and cannot anticipate what sales and marketing initiatives our competitors may launch or the magnitude of their efforts, including offering exclusive devices, services, features, or content, or offering discounted or free products or services and reimbursement of cancellation fees. We generally do not have the resources to respond, or we may be unable or unwilling to spend the amounts necessary to effectively respond, to all sales and marketing initiatives of our competitors and consequently our efforts may be ineffective, inadequate, or may be delayed as a result of internal billing, customer care or other operational systems, which may allow our competitors to gain competitive share and negatively affect on our brand and sales and marketing efforts. We also may not have time to conduct extensive customer focus groups or sales trials before launching our sales and marketing initiatives companywide. As a result, our sales and marketing initiatives may not adequately respond to our competitors' sales and marketing initiatives or may not meet customer expectations or demands. Additionally, our marketing, sales, advertising or promotional initiatives can result in significant expenses and in the end the initiatives may not result in the acquisition of new customers or the retention of customers. Further, our business model is premised on achieving and maintaining a low cost structure, of which one component is centralizing certain sales and marketing activities and designing and implementing major sales and marketing efforts across all of the metropolitan areas we serve. Such centralization of our marketing efforts may allow our competitors to offer local or regional marketing initiatives and promotions to which we do not or cannot effectively respond. If we are unable to respond quickly, effectively, or at all, to new marketing and sales initiatives launched by our competitors, we could experience lower sales, lower revenues, increased costs, increased churn, and decreased profitability, any of which could have a material adverse effect on our business, financial condition, and operating results.

Our inability to increase, maintain or strengthen our brands and brand awareness may reduce our ability to attract and retain customers, which could materially adversely affect our business, financial condition and operating results.

We historically have spent less on advertising than our competitors. Many of our competitors have better developed and longer established brands with better name and brand awareness and recognition. With increased competition in the wireless telecommunications industry, in particular for unlimited, paid-in-advance services for a flat rate, we believe brand, brand awareness, advertising, marketing and promotional activities are, and will remain, critical to the success of the business. Developing, promoting and maintaining our brand and brand awareness require consistent capital investment and expense and there can be no assurance that our investment in such or the promotion of our brand and brand awareness will be successful. If we fail to develop, promote and maintain a strong brand and image, or our efforts to promote our brands and increase our brand awareness are unsuccessful, it could reduce our ability to attract and retain customers which could lead to greater churn, lower growth, reduced revenues, and lower profitability, all of which could have a material adverse effect on our business, financial condition and operating results.

We may face additional competition from existing or new entrants as a result of future governmental allocations or reallocations of spectrum, future FCC auctions of spectrum, private sales, and/or through legislative change or actions by the FCC allowing the development of new products and services by existing competitors and allowing other nontelecommunications businesses to enter the industry.

The FCC in the past has taken, and may in the future take, steps to make additional spectrum available for terrestrial mobile wireless services. Any auction and licensing of new spectrum, sale of existing spectrum or relaxation of requirements on or flexibility with respect to existing spectrum licenses, may result in new competitors and/or allow existing competitors to acquire additional, or make use of existing, spectrum, which could allow them to offer services competitive with our services or offer services that we may not be able to offer, or offer on a competitive basis, with the licenses we hold. For example, in March 2010, the FCC released its National Broadband Plan which recommends that the FCC make available 500 MHz of spectrum for broadband wireless services within the next ten years of which 300 MHz is recommended to be made newly available for mobile use within five years. Of this 300 MHz of spectrum, 70 MHz is recommended to be made available through the auction of allocated, but unassigned spectrum. In addition, 110 MHz is recommended to become available through the revision of existing technical and service rules for wireless communication services, or WCS, and mobile satellite services. Further, 120 MHz of spectrum may become available from digital television broadcasters through an incentive auction. The FCC recently has adopted changes to the existing technical and services rules for WCS, which may make it more usable to provide services competitive with our services. The FCC also recently adopted a co-primary terrestrial allocation for 40 MHz of mobile satellite services and granted such licensees additional flexibility to lease spectrum under spectrum manager lease arrangements. This 40 MHz of spectrum has been purchased out of bankruptcy by a major satellite services provider and the transfer of this spectrum has been approved. The FCC also has initiated a Notice of Proposed Rulemaking requesting comment on whether the licensee of this spectrum can offer terrestrial only service. If such additional flexibility is granted, this satellite provider will have the ability to offer terrestrial mobile broadband wireless services that may compete with the services we offer. In addition, Congress recently passed legislation providing the FCC with authority to conduct incentive auctions, including an incentive auction of DTV spectrum, and which requires the FCC to auction and license up to 65 MHz of spectrum, including AWS-3 and up to 15 MHz of AWS-2, by early 2015 and the FCC has initiated a rulemaking to implement such incentive auction authority. In addition, some companies in non-telecommunications businesses, including cable, energy and utility companies, also are expanding their services to offer communications and broadband services. Moreover, some companies in non-regulated portions of the telecommunications business, such as Internet search engine companies, are offering products and services that compete with our more highly regulated services. Some of these companies are offering these services using unlicensed spectrum. We cannot control most of these factors and the continuing consolidation and resulting economies of scale and access to greater resources by our competitors and additional competition could result in slower growth, reduced revenues, increased churn and lower profitability, all of which could have a material adverse effect on our business, financial condition and operating results.

FCC build-out requirements may cause competitors to build-out spectrum sooner and could cause additional competition sooner.

The FCC has taken actions, and may take further actions, to impose construction requirements on broadband mobile wireless licensees. For example, the revision of the WCS requirements has been, and mobile satellite service rules may be, coupled with more stringent build out requirements than these licensees previously had or that our spectrum had in the past. Recently, one of the largest holders of WCS licenses reached an agreement with the satellite radio service providers that may allow increased use of WCS spectrum for broadband mobile services. Also, the FCC has taken, and in the future may take, regulatory actions designed to provide greater capacity and flexibility to other licensees, including our competitors, and could allow companies that are not currently our competitors to offer competing products and services. And, as it did in approving a transaction involving satellite service provider SkyTerra (now known as LightSquared), the Commission may condition its approval of a license transfer or additional flexibility by requiring the acquirer or licensee to meet new stringent build out or construction requirements and other conditions. Stringent construction requirements could be detrimental to us by fostering increased competition or increased competition at an earlier date. If the FCC imposes more stringent build-out requirements, it could lead to increased competition which could reduce our revenue, increase our churn, and reduce our profitability which could have a material adverse effect on our business, financial condition and operating results.

The continuing consolidation in the wireless industry through mergers, acquisitions and joint ventures also is creating increased competition and marketing initiatives.

Joint ventures, mergers and strategic alliances in the wireless industry have resulted in, and if the trend continues, will continue to foster, larger competitors competing for a limited number of customers. Currently, two of the largest national wireless broadband mobile carriers serve in excess of 60% of all wireless customers in the industry and may have dominant market power. The two largest national wireless broadband mobile carriers currently also earn a significant portion of all earnings related to wireless services, and hold commanding spectrum and other resource positions, which give them the ability to dominate the wireless market through exclusive handset arrangements and otherwise. In addition, the refusal of these dominant carriers to provide critical inputs, such as roaming services, on reasonable terms to others, including us, gives them even more dominant market power for wireless broadband mobile services. In addition, one of the largest national wireless broadband mobile carriers recently closed on the acquisition of an additional 20 MHz of AWS spectrum in most metropolitan areas in the United States. With the increased competition, industry consolidation, and with the effect of the aggregate penetration of wireless services in all metropolitan areas, which has made it more difficult to attract and retain customers, our operating results could be adversely affected by such larger competitors with greater resources and means to compete and our ability to grow may be hindered which could have a material adverse effect on our business, financial condition and operating results.

We may be unable to successfully develop and profitably incorporate wireless data services into our service offerings in the future.

Wireless broadband mobile data services are increasingly becoming a meaningful component of many wireless broadband mobile carriers' strategies and financial results, including ours. Considerable demand exists for high-speed data services. The largest national wireless broadband mobile carriers have invested (and we expect will continue to invest) significant resources to develop and deliver these new data services to their customers and to use the ability to provide such services to differentiate their services and to compete against others. Currently, we offer wireless data services that are not in certain metropolitan areas as robust as those offered by some of our competitors, and may never be, and we do not offer certain wireless data services offered by our competitors, such as services for tablets and laptop computers. As market prices for wireless voice services continue to decline, if we are unable to offer such new data services or offer such services on competitive terms, we may not have sufficient revenue to offset the decline in wireless voice revenues. Similarly, as customers increasingly demand wireless broadband mobile data services as part of the core feature set of their wireless services, the failure to offer such services or offer them on a competitive basis with our competitors could reduce sales, slow growth, reduce revenues, and increase churn. If such events occur, it could have a material adverse effect in our business, financial condition and operating results.

While we anticipate that our 4G LTE network will have sufficient capacity to meet our anticipated needs of our customers for the services we currently offer or intend to offer to our customers in the near term, we have limited experience with our customers' demands for high-speed data services, as well as the number of customers for such services or the effect of any new services that we may plan to launch in the future on our networks. Industry trends, as well as our own experience, suggest that demand for data services and the amount of data consumed by a subscriber will continue to grow. In addition, unless we secure additional spectrum, we may not offer certain wireless data services our customers may desire and demand or we may be unable to do so because of technical, cost or other issues. In order for our 4G LTE deployment to be successful, we will need to continue to effectively increase the capacity of our data networks and to design and implement new data sales and marketing initiatives, including new services to support our deployment of 4G LTE. In addition, we have not, and may not, gain access to certain of the handsets, operating systems, applications or proprietary data content available to our competitors, or have 4G LTE roaming on terms that allow us to continue to offer unlimited services. If we are unable in the future to successfully incorporate the most advanced wireless data services, including certain 4G LTE technologies, into our service offerings or gain access to popular handsets, applications and content, or 4G LTE roaming on prices that allow us to offer it on an unlimited basis, our customer additions and ARPU could decrease and our churn could increase. Third party studies suggest that, while the volume of mobile data users will increase exponentially in the future, the profitability of such services may decline or evaporate and, as a result, we may be unable to maintain or improve our ARPU or our margins. Further, competitors have launched data plans, such as multi-device data plans, which may cause our potential customers to not subscribe to our services or cause our existing customers to churn. We also could experience higher than anticipated usage of our services that could result in not meeting customer expectations in connection with the performance of our services. As a result, we may be required to spend additional capital to increase the capacity of our networks or purchase additional spectrum. Since we have limited spectrum in some of our metropolitan areas, we may be unable to meet customer demand for service, which may lead to us having to limit service in those metropolitan areas, limit the handsets sold or limit usage or applications usable by customers, adopt tiered pricing service plans or lower our prices, forego unlimited plans, raise prices for data plans, or engage in network management technologies and practices our customers may not want or like. If we are unable to meet the customer demand for our data services, it could have a material adverse effect on our business, financial condition and operating results.

Additionally, certain of our content contracts currently have, and future content contracts may have, minimum purchase commitments to purchase content exclusively from a single provider, or other obligations or limitations. If we fail to accurately predict the type and amount of content our customers will demand or prefer, it could result in excess costs and expenses we cannot recover from our customers or in our inability to offer our customers the content they desire or demand, which could have a material adverse effect on our business, financial condition and operating results.

We do not develop or manufacture any products and are dependent on third parties for the development of products, content, applications and services, including access to most data, music and video content, applications, and access to new handsets to deliver these advanced services. As a distributor and not a manufacturer of products, content and applications, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products, content, applications and services, nor do we directly control all of the marketing and promotion of these products and services. The decisions of these third parties could negatively impact our ability to market and sell our products and services, our business plans, goodwill, and reputation. Further, if we are unable to obtain access to such services, content, or applications, incorporate such services, content, or applications into our service offerings, or purchase handsets, applications, content or services from third parties at a reasonable cost and on a timely basis in the future, it could have a material adverse effect on our business, financial condition and operating results. If we do not offer the products, services or content that our customers want or demand, it could result in slower growth, increased churn, or reduced revenue, which could have a material adverse effect on our business, financial condition and operating results.

The increasing adoption of smartphones with Android operating system may limit our ability to differentiate our services by features, functions, content or applications.
Historically, one of the ways we have differentiated our services is to offer features, functions, content or applications as part of a bundled service. We are offering an increasing number of smartphones with the Android operating system which includes a number of the features or functions that we previously bundled with our service. Further, the Android operating systems allows customers to download and use applications which substitute for features, functions or services we used to bundle with our services. Finally, with the rise of html browsers and the ready access to content on the Internet, our ability to differentiate our services based on the content that we may make available to our subscribers may be diminishing. If we are unable to differentiate our services using features, functions, content or applications bundled with our service, we may have difficulty competing with competitors which may have services that have broader geographic coverage, faster speeds, or other aspects our customers want, expect, demand, or desire. If we are unable to differentiate our services, we may have increased churn, reduced gross additions, lower revenues, and reduced profitability, which could have a material adverse effect on our business, financial condition or operating results.

We may have difficulty meeting the demands placed on our network by data products.

We are increasingly selling, and may in the future sell even larger numbers of, handsets, devices (such as devices using the Android operating system), services and content that place a higher demand on our existing networks than handsets, devices, services and content we have historically sold. Industry trends, as well as our own experience, suggest that the demand for data services and the amount of data that will be consumed by a subscriber will continue to grow. We may not be able to satisfy the demands that these handsets, devices, services and content place on our network, we may not be able to profitably provide the data services used by these devices, and these devices, services and content may cause network congestion, network management and that limit our ability to meet the demands and expectation of our customers. We predominately offer data services using 1xRTT CDMA while most of our competitors use EVDO or other technologies which offer higher data speeds. In addition, because of our limited bandwidths for 4G LTE, our 4G LTE data speeds will not be as fast as those competitors who as using wider channels to offer 4G LTE or other high speed services. As a result, customers may not find our data services as attractive as those of our competitors. If we are unable to satisfy the demands of these new devices, services and content on our existing networks, we may be unable to offer these services profitably, these devices, services and content may cause network congestion and issues with respect to our existing customers, or we may have to raise prices or forego our unlimited service model, such that we may lose customers and may have difficulty attracting new customers. In addition, in order to meet the capacity demands of these new devices, services and content for data usage, we may be required to spend significant capital to build additional network capacity, lease additional sites, build additional DAS systems, purchase additional spectrum, redeploy spectrum from 4G LTE to CDMA or EVDO, refarm our CDMA spectrum to 4G LTE, or undertake other expenses or actions which could increase our costs. We also may be required to invest in technologies which have a shorter depreciable life which could increase our depreciation or result in write-offs. These demands also may require us to engage in network management technologies and practices which customers may find undesirable. All of the above could have a material adverse effect on our business, financial condition and operating results.

Our operations require continued capital expenditures and a failure to make such capital expenditures could have a material adverse effect on our business, financial condition and operating results.

Our business strategy involves competing in major metropolitan areas, all of which have significant established competition from other providers. To compete effectively, we must continue to upgrade, enhance our networks and services, expand our geographic coverage, and increase capacity. If we fail to do so, or our customers or potential customers develop a perception that our services are not on par with our competitors, it could reduce our growth or increase our churn. As a result, we have invested, and expect to continue to invest, a significant amount of capital in the future to construct, maintain, expand, increase capacity, upgrade and operate our networks, billing, customer care and information systems, to implement our business plans, including our 4G LTE network, and support future growth of our wireless business. We cannot give any assurance that we can, will or will be able to make such future capital expenditures, or that our future capital expenditures will generate a positive return, or that we will have adequate capital available to finance future expansions, upgrades and enhancements to our networks. Further, our funding needs may increase if we pursue other opportunities such as spectrum acquisitions, acquisitions of assets or other strategic transactions, expansion into new or further geographic expansion, or upgrading our networks to new technology. There can be no assurance that sufficient funds will be available to us under our existing indebtedness or otherwise. Further, should we need to raise additional capital, the foreign ownership restrictions mandated by the FCC, and applicable to us, could limit our ability to attract additional equity financing outside the United States. If we were able to obtain funds, it may not be on terms and conditions acceptable to us, which could limit or preclude our ability to pursue new opportunities, expand our service, upgrade our networks, engage in acquisitions, or purchase additional spectrum, thus limiting our ability to expand our business which could have a material adverse effect on our business, financial condition and operating results.

Historically, we have been able to finance our needs and service our debt from cash internally generated from our operations and various debt and equity offerings. Our success and viability therefore now, and may in the future, depend on our ability to maintain and increase revenues and to raise additional capital, when and if needed, on reasonable terms. We may not have the cash or be able to arrange additional financing, whether debt, equity or otherwise, to fund our future needs on terms acceptable to us or at all. In addition, if a change of control event occurs such as the one contemplated with T-Mobile under the Business Combination Agreement, we may be required to repurchase or repay a significant portion of our outstanding debt. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our senior secured credit facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our working capital and other liquidity needs, or at all. Further, as our operations grow, it may be more difficult to adapt and modify our business plan based on the availability of funding.

If our current cash and excess internally generated cash flows are insufficient for our current and future needs or to service our debt, we may be forced to sell additional equity, seek additional debt financing, borrow additional amounts under our existing senior secured credit facility or other credit facilities, refinance our existing indebtedness in the capital markets, sell markets, spectrum or our business, curb or moderate our growth, raise our prices, or delay certain of our planned expansion or other initiatives, additions of capacity, and technological advances. However, our senior secured credit facility and indentures and supplemental indentures governing our senior notes limit our ability to incur additional indebtedness. While our senior secured credit facility includes a presently undrawn revolving line of credit that is to be funded by a number of commercial and investment banks, worldwide economic conditions, a banking crisis, or tightening capital markets may affect whether our lenders honor or are able to honor their commitments to fund our revolving line of credit should we need to draw on such line of credit. Our ability to arrange additional financing will depend on, among other factors, our credit ratings, the prospects for our business, our leverage, financial and operating performance, general economic, financial, legislative and regulatory conditions, competitive practices, consumer credit conditions, consumer confidence, unemployment rates and prevailing capital market conditions. Many of these factors are beyond our control. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit ratings could be adversely affected, which would likely increase our future borrowing costs and affect our ability to access additional capital.

Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses as planned or to meet competitive challenges; reduced growth; foregone strategic opportunities; delays and/or reduced network deployments, upgrades, capital expenditures, operations, spectrum acquisitions and investments; and restructuring or refinancing our indebtedness prior to maturity or selling additional equity or seeking additional debt financing, all of which could have a material adverse effect on our business, financial condition and operating results, and on an investment in our common stock or in our indebtedness.

We may be unable to acquire additional spectrum in the future at a reasonable cost or at all.

Because we primarily offer predominately unlimited calling and data services for a flat rate, our customers tend, on average, to use our services more than the customers of other wireless broadband mobile carriers. We believe, based on industry trends and our own experience, that the average data usage of our customers may continue to rise. We anticipate we will need to acquire additional spectrum in order to continue our customer growth, maintain our quality of service, meet increasing customer demands and data usage, or to allow the deployment of new technologies. There is no assurance that additional spectrum will be made available by Congress or the FCC, through auction or otherwise, or through private market transactions, on a timely basis, on terms and conditions or under service rules that we consider to be suitable for our commercial uses, or be compatible with existing spectrum, or that we will be able to acquire additional spectrum from the FCC or from third parties at a reasonable cost or at all. Furthermore, the continued aggregation of spectrum by the largest nationwide carriers who, in the past, generally have been disinclined to divest spectrum in secondary market transactions, may reduce our ability to acquire spectrum from other carriers. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements, limited renewal rights, clearing obligations, or open access requirements that may make it less attractive to, or less economical for, us to acquire such spectrum. The FCC has recently initiated a notice of proposed rulemaking to examine whether the current spectrum screen used in acquisitions of spectrum should be changed or whether a spectrum cap should be imposed. Further, the FCC may refuse to approve an acquisition and transfer of spectrum licenses from others or our investments in other license holders. Finally, Congress recently enacted legislation that prohibits the FCC from limiting participation in auctions unless it does so through a general rulemaking. This provision may circumscribe the FCC's ability to limit eligibility on an auction by auction basis. If the FCC does not adopt a rulemaking limiting eligibility for the auction of new spectrum, we may have difficulty acquiring such spectrum for prices we can afford, or at all. If additional spectrum is unavailable on reasonable terms and conditions when needed, unavailable at a reasonable cost, or unavailable without conditions that impose significant costs or restrictions on us, we may not be able to continue to increase our customer base, meet the requirements of our customers' usage of our services or to offer new services and as a result we could lose customers or revenues, which could have a material adverse effect on our business, financial condition, and operating results.

Further, if we participate in a future FCC auction for additional spectrum or other governmental benefits, the FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction. These anti-collusion rules may restrict the normal conduct of our business and/or disclosures relating to an FCC auction, which historically have lasted between three to six months or more. These restrictions could have an adverse effect on our business, financial condition and operating results.

If we undertake mergers, acquisitions or strategic transactions, including a combination with T-Mobile, that could result in operating difficulties, dilution and distraction from our business.

We have announced that we have entered into a Business Combination Agreement with T-Mobile, and if such should not be completed, we may in the future determine to expand our business, the markets in which we operate or the services that we provided, through the acquisition of selected spectrum or operating markets from other communication service providers, the acquisition of additional spectrum from any FCC auctions or auctions in other countries or from third parties, the acquisition of other communication service providers or through business combinations or other strategic transactions. Any such transactions, including the one with T-Mobile, can entail risk, may not be consummated, may require a disproportionate amount of our management and financial resources, may require us to sell additional equity or debt, may divert management's attention, and may create various operating difficulties and expenditures, among which may include:

•
uncertain revenues and expenses, including difficulty in achieving projected synergies, with the result that we may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that we expect;

•	difficulty integrating the acquired business, technologies, services, spectrum, products, operations and personnel of the acquired businesses;

•	difficulty maintaining uniform standards, controls, policies and procedures;

•	difficulty converting customers to or retaining customers with our network, services, customer care and billing platforms;

•	disruption of ongoing business;

•	impact on our cash and available credit lines for use in financing future growth and working capital needs;

•
triggering the change in control provision in our senior secured credit facility, the indentures and supplemental indentures governing our senior notes, and the change in control agreements of our officers, and acceleration of vesting equity and other incentive awards under our equity incentive plans;

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

•	loss of or inability to attract and retain key personnel;

•	delayed implementation of services, products and technology pending any regulatory approval of such transaction;

•	impairment of relationships with employees, customers, suppliers, distribution channels or vendors;

•
difficulties in consolidating and preparing our financial statements due to poor accounting records, weak financial controls and, in some cases, procedures at acquired entities not based on U.S. GAAP or in compliance with financial or disclosure controls required under Sarbanes-Oxley;

•	changes to our business, our distribution strategies, our business model or our service plans;

•	inability to predict or anticipate market developments and capital commitments relating to the transaction; and

•	with respect to any spectrum acquisition in a foreign country, difficulties and expenditures associated with operating in a foreign jurisdiction.

The synergies and anticipated benefits to us of any strategic transaction, acquisition or merger may never materialize or may materialize more slowly than anticipated. Future investments, acquisitions, dispositions, business combinations, or similar arrangements could result in dilutive issuances of our equity securities, the reduction in our cash reserves, the incurrence of additional debt, contingent liabilities or amortization expenses, write-offs of goodwill, complications in our business, and changes to our existing business or business model, triggering of change in control provisions in our senior secured credit facility, and in the indenture, and the supplemental indentures governing our senior notes and in the change in control agreements of our officers, any of which could have an adverse effect on our business, financial condition and operating results.

Additionally, our expected growth and any acquisitions or business combinations will also require stringent control of costs, the incurrence of costs associated with negotiating and finalizing transactions, costs associated with integration planning and the achievement of projected synergies, diligent management of our network infrastructure and our growth, integration planning, increased capital requirements, increased costs associated with marketing activities, the attraction and retention of qualified management, technical and sales personnel, the training and management of new personnel, and the design and implementation of financial, disclosure and management controls. Our growth will, and any acquisitions or business combinations may, challenge the capacity and abilities of existing employees and future employees at all levels of our business, our networks, and the controls and systems we have implemented. Failure to successfully manage our growth and any acquisitions or business combinations and to consummate such acquisition or business combination could increase our costs and adversely affect our level of service, which could have a material adverse effect on our business, financial condition and operating results.

Our business strategy may not succeed in the long term.

Our business strategy historically has been to offer predominately unlimited wireless broadband mobile services predominately on a paid-in-advance basis for flat monthly rates without requiring a long-term service contract or a credit check. While we anticipate we will continue our strategy for the future, our service plans may not continue to meet our customers' or potential customers' needs, expectations or demands, competitive offers could prove to be unprofitable in the long term, we may be unable to continue to offer unlimited services profitability, or our service plans could prove to be unsuccessful in the long term. A number of other wireless broadband mobile carriers, resellers and MVNOs are offering, and in the future may offer, services plans similar to, or competitive with, our service plans with more extensive geographic coverage than ours, better brand awareness, lower prices, more features, greater speeds, more handset or device selection, greater or different distribution channels, and other differentiating features. Certain of our competitors have begun offering data plans which could limit our growth in family plans and could increase churn. If our business strategy is unsuccessful, we may be forced to alter our product and service offerings, distribution strategies, operating methods and processes, cost structure, business model, pricing plans, and geographic focus, which could lead to lower revenues, higher expenses, lower profitability, higher churn, and other adverse financial or operational consequences, all of which may have a material adverse effect on our business, financial condition and operating results.

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

We offer service plans that include applicable taxes and regulatory fees for a flat fee and, as a result, we assume the risk of any change in taxes and regulatory fees. The government and regulatory agencies may increase the taxes and regulatory fees applicable or payable on our services and we may be at a greater risk from such increases because of budget shortfalls and regulatory policies. We do not have any control over changes in tax rates, laws, regulations or rulings, or federal and state tax assessments. If the government or regulatory agencies increase the taxes or regulatory fees that are attributable to our services, or change the services on which such taxes or regulatory fees are to be paid, change the methodology used to attribute revenues in a broadband service plan to its various constituent services, or change the characterization of our service, it could increase our costs and negatively impact the profitability of our services. In addition, if we attempted to pass through such increased taxes and regulatory fees to our customers, we could experience increased churn, decreased revenues, or slower customer growth. If we experience lower profitability, lower margins, increased churn, decreased revenues or slower growth or decreased sales, it could have a material adverse effect on our business, financial condition and operating results.

A failure to meet the demands of our customers could adversely affect our business, financial condition and operating results.

Customer demand for our products and services are impacted by numerous factors including, but not limited to:

•	the different types of products, services, applications and content offered and the prices for and range of service plans, products, services, applications and content;

•	service content, features, data speeds, technology, coverage, compatible handset options, distribution, service areas, network speed, capacity, coverage, operability and quality;

•	customer perceptions;

•	competition and competitive offers;

•	economic conditions;

•	the pricing structures used by our competitors; and

•	customer care levels.

Managing these factors and customers' expectations of these factors is essential in attracting and retaining customers. We continually incur capital expenditures and operating expenses in order to improve and enhance our products, services, applications and content to remain competitive and to keep up with our customer demand, which include capital expenditures and expenses to expand the capacity and coverage of our network, to replace older technology or migrate to new technology platforms, vendors or services, to enhance or upgrade our networks, including capital expenditures and expenses to upgrade to future generation technologies, to purchase additional spectrum and necessary infrastructure equipment, to implement new or different services, service plans, handsets and related accessories to meet customer needs, to purchase or license additional services, applications or content, and to secure the necessary governmental approvals and renewals of our licenses necessary for our operations. Delays or failure to improve and enhance our products and services and expand the capacity of and upgrade our network to remain competitive and to keep up with our customer demand, could limit our ability to meet our customer demands or customer expectations. Further, even if we improve and enhance our products, services, applications and content and expand the capacity of and upgrade our network, there can be no assurance that our existing customers will not switch to another wireless provider or that we will be able to attract new customers. If we are unable to meet our customer demands or customer expectations, including providing customers with a reliable and compatible network and devices, or manage our sales, marketing, distribution, advertising, customer support, billing and collection, we may have difficulty attracting and retaining customers, which could increase our churn, reduce sales, result in slower growth, increase operating costs, reduce our profitability, and decrease our revenue, all of which could have a material adverse effect on our business, financial condition and operating results.

Similarly, if our vendors deliver new products, services, applications or content that do not work as anticipated, deliver such products, services, applications or content later than expected, fail to meet customer expectations, or fail to operate properly, we may not receive revenue on our investment in such new products, services, applications or content. For example, if a 4G LTE handset is lacking in certain features that our customers expect or the handset does not have the battery life or operating system our customers demand, our existing and potential customers may not purchase the handsets or customers who have purchased such handsets may return such handsets or churn. Further, we presently provide limited subsidies for handsets to our customers, so the price of the handset may also reduce the demand for the handsets and we will incur an expense equal to the difference between the price we pay for the handset and the price we receive from the customer. This could have a material adverse effect on our business, financial condition and operating results.

We may not be successful in continuing to grow our customer base.

Our business plan assumes continued growth in our customer base. Our ability to grow our customer base and achieve the customer penetration levels that we currently believe are possible with our business model in our markets is subject to a number of risks, some of which we do not control, including:

•
our customers' demand for our products and services and our ability, or our suppliers' ability, to obtain or offer and provide products, services, applications or content which our current or prospective customers demand, want, expect or need, or for prices that they are willing to pay;

•	competition from existing or new competitors;

•	our ability to differentiate our products, services, applications or content from the products, services, applications or content offered by our competitors;

•	higher than anticipated churn, or lower than anticipated gross additions;

•	our ability to increase our network capacity, manage our network, or maintain network reliability to keep up with and meet increasing customer demand;

•	our ability to upgrade our network in the future to provide the products, services, applications or content that our customers want, expect or demand;

•	our ability to offer data services at speeds and prices with capacity that our customers want, expect or demand and that are attractive compared to the data services offered by our competitors;

•	limitations in our customer service, billing and other systems;

•
our ability to manage our inventory and adequately forecast our inventory needs, such as handset quantity, quality and type, and to meet customer demand for our products, services, applications or content;

•	our ability to provide service in areas or provide applications or content wanted, expected or demanded by our current and prospective customers;

•	our ability to attract, retain and appropriately incentivize our distribution channels, including our indirect agents and dealers for our products and services;

•
our ability to increase the relevant coverage areas in our existing markets, to enter into or expand our roaming arrangements to areas that are important to our customers or to allow us to offer services at all or at rates which are attractive to our current and prospective customers;

•	our ability to maintain our desired average revenue per user (ARPU);

•	our ability to overcome market saturation or competition;

•	our ability to manage the costs and usage of our services;

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

Our customers do not have long-term contracts and can discontinue their service at any time without penalty or advance notice to us. Our rate of customer churn can be affected by a number of factors, including, but not limited to, the following:

•
network issues, including network coverage, network reliability, technology upgrades, data speeds, network capacity, network technology, network responsiveness, network security breaches, network congestion and network availability;

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

•	supplier, vendor and distributor failures;

•	customer perceptions of, demand for, and our prices for, our products, services, content, applications and offerings;

•	customer care concerns, including reliance on automated customer service solutions that may not provide customers with the personal attention they desire;

•	our ability to differentiate our products and services from our competitors;

•
our ability to offer products, including smartphones, tablets, connected devices, services, content, applications and data services, with features, applications, content, and operating systems that our customers expect, want or demand at prices our customers will pay;

•	our rate of growth;

•	our rate plans, distribution model, and incentives to our direct dealers and agents;

•
handset, application, and content selection and related issues, including lack of access, or early access, to the newest or iconic handsets, innovative wireless applications, and content, and handset prices and handset problems, including greater demand by our customers;

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

Our marketing and purchasing personnel are required to coordinate their activities to ensure that our distribution channels have adequate sales stock of handsets and other ancillary products to support our sales and marketing initiatives. Management of inventory balances requires accurate forecasting of customer growth and demand. Handsets and other ancillary products also are consumer products and can be subject to unforeseeable or unpredictable consumer trends and demands which may be difficult to accurately forecast or predict. We from time to time enter into purchase commitments related to the supply of our handsets based on such forecasting, historical purchasing trends and current customer demands and expectations. If we fail to predict and maintain an adequate sales stock of the appropriate model and type of handsets to meet the demands and preferences of our customers and to support our sales and marketing initiatives, we could have excess customer demand for handsets with only a limited supply or an excess supply of handsets for which we have limited or no demand. Additionally, if we misjudge consumer preferences or demands or future sales do not reach forecasted levels, we could have excess inventory that could not be sold easily. Further, if we do not have the handsets our customers want, we could fail to meet our customer's demands, resulting in lost sales opportunities. Any failure to manage and control our supply inventories, including our purchase commitments, could lead to lower growth, decreased revenues, increased churn or decreased profitability, and could result in significant write-offs of inventory or inventory sold at prices lower than expected, any of which could have a material adverse effect on our business, financial condition, and operating results.

We may not be able to respond to the rapid technological changes occurring in the wireless industry.

The wireless telecommunications industry has been, and we believe will continue to be, characterized by significant and rapid technological change, including the rapid development and introduction of new technologies, products, and services. In order to be successful, we must anticipate these trends and develop new products, services, applications and content in a timely manner. We cannot give any assurance that we will be able to do so. Further, these technological advances, evolving industry standards, ongoing improvements in the capacity and the quality of digital technology, such as the implementation and development of 3G technology, wideband technologies such as WiFi which do not rely on FCC-licensed spectrum, the development of 4G technology, such as 4G LTE or WiMax, and the development of data and broadband capabilities, could cause the technology used by us on our wireless broadband mobile network to become less competitive or obsolete. The prevalence of electronic mail, web applications, content (including streaming audio and video) and non-voice communications may reduce the demand for some of our products and services and may increase the demand for other services. Additionally, VoIP is an emerging technological trend that could result in a decrease in demand for switched telephone services, such as those we currently provide. The resulting technological development of WiFi or WiMax enabled handsets permitting customers to communicate using voice and data services with their handset using this VoIP technology in any area equipped with a wireless Internet connection, or a hot spot, could potentially allow more carriers to offer larger bundles of minutes, or unlimited services, while retaining low prices and the ability to offer attractive roaming rates or allows carriers to offer unlimited services on WiFi and a limited number of mobile services which compete with our services. The number of hot spots in the U.S. is growing rapidly, with some major cities and urban areas approaching universal coverage. Further, the development of new equipment, such as pico, micro and femtocells, and small cells, could allow our competitors to offer increased usage without increased cost thus reducing our cost advantage. As a result, competitors using more traditional and commercially proven technological advances to provide service or using more efficient, less expensive technologies (including those not yet developed), may have a competitive advantage over us by retaining and increasing their customer base, realizing certain economies of scale, and receiving greater support from equipment and other manufacturers. As the CDMA infrastructure of our network becomes less popular or obsolete, the cost of compatible equipment and technology may also increase and we may also be subject to significant write-offs or changes in estimated useful life and we may have difficulty securing upgrades and improvements in such equipment when needed.

Our continued success will depend, in part, on our ability to anticipate or adapt to these and future technological changes and to offer, on a timely basis, products, services, applications and content that meet our customer demands. For us to keep pace with these technological changes and remain competitive, we may continue to make significant capital expenditures in our networks, acquire additional spectrum, and design and offer new products, services, applications and content. Customer acceptance of the products, applications, content, and services that we offer will continually be affected by technology-based differences in our product and service offerings and those offered by our competitors. We cannot assure you that we will obtain access to new technology on a timely basis, on satisfactory terms, or on our spectrum, or that we will have adequate spectrum, be able to acquire additional spectrum, or be able to add capacity to our networks, to offer new services, applications or content, or implement new technologies. If we do not offer these applications, content, or services, we may have difficulty attracting and retaining customers. Further, we cannot predict the effect of technological changes on our business. We also cannot be certain that the choices we make regarding technology and new service offerings will prove to be successful in the marketplace or will achieve their intended results. All of these factors could lead to decreased growth, decreased revenues, increased churn, and decreased profitability, any of which could have a material adverse effect on our business, financial condition and operating results.

We are dependent on certain network technology improvements, which may not occur or may be materially delayed.

Most national wireless broadband mobile carriers have greater spectrum capacity and spectrum with better propagation characteristics than we do that can be used to support 3G and 4G services. These national wireless broadband mobile carriers currently are investing substantial capital to deploy the necessary equipment to deliver 3G or 4G enhanced services, and have invested in additional spectrum to deliver 4G LTE services. The national wireless broadband mobile carriers in many instances have spectrum with better propagation characteristics than our spectrum and on average have more spectrum in each of the metropolitan areas in which we operate, or plan to operate than we have. We have deployed and are selling 4G LTE services in all of our major metropolitan areas, but because of the limited amount of spectrum available to us, we have deployed 4G LTE in selected metropolitan areas on 1.4, 3 and 5 MHz channels, which may be smaller channels than our competitors use for offering 4G LTE. Due to our limited spectrum, our networks have limited capacity and continued capacity increases in our metropolitan areas will require engineering solutions, which may not work as anticipated, or which may take longer to deploy than anticipated. As a result, we are dependent on, and more dependent than our competitors on, technology improvements to continue to grow and service the demands of our customers. We currently are dependent on a limited number of infrastructure and equipment providers to assist us in the development and deployment of our 4G LTE network and to manufacture equipment for use on our network.

Our limited spectrum and relatively high frequency spectrum may require us to lease more cell sites to provide equivalent service and coverage, spend greater capital compared to our competitors, deploy more expensive network equipment, such as six-sector antennas, make more extensive use of DAS systems, deploy equipment sooner, redeploy spectrum from 4G LTE to CDMA or EVDO, or rely more heavily on traffic management tools and solutions, or make us more dependent on technological development, than our competitors. There can be no assurance that we can lease adequate tower sites or additional spectrum, or access DAS systems, or that our suppliers will undertake the necessary and timely technological developments. Moreover, our 4G LTE technology may not perform as expected or deliver the quality and types of services or performance we expect, demand or need. Further, as a result of increased use of our CDMA networks, we may be required to reduce the amount of spectrum used for 4G LTE in order to increase the capacity of our existing CDMA networks. Further, we may be required to deploy solutions that we may need to replace in our network prior to being able to fully depreciate such solutions, which could require us to take write-offs. We cannot assure you that necessary quantities of equipment and compatible devices will be available on commercially reasonable terms, or at all, or will operate on our network or will provide the customer with the quality and quantity of features desired, nor that when delivered such equipment and devices will be at cost-effective prices.

If the anticipated 4G LTE technology improvements are not achieved, or are not achieved in the projected timeframes or at the costs we anticipate or can afford, or are not developed by our existing suppliers, we may not have adequate spectrum in certain metropolitan areas, which may limit our ability to increase our customer base, may cause our churn to increase, may inhibit our ability to achieve additional economies of scale, may limit our ability to offer certain products and services offered by our competitors, may require us to cease offering our services on an unlimited basis, may require us to spend considerably more capital and incur more operating expenses than our competitors with more spectrum or lower frequency spectrum, and may force us to purchase additional spectrum at a potentially material cost. If our network infrastructure vendors do not supply such improvements, or materially delay the delivery of such improvements, and other network equipment manufacturers are able to develop such technology, we may be at a material competitive disadvantage to our competitors and we may have higher costs or be required to change network infrastructure vendors, which would result in lost time and expense. Further, our 4G LTE expansion may result in the degradation of our existing services. There can be no assurance that our 4G LTE services will meet customer expectations, that we will be able to provide wireless broadband mobile data service on a profitable basis, or enter into roaming arrangements for 3G/4G services on economical terms or at all, or that vendors will develop and make available to companies of our size popular applications and handsets with features, functionality and pricing desired by customers. We also are planning to utilize Voice over Long Term Evolution, or VoLTE, technology to improve efficiency in the integration of voice and data services over our LTE networks, but we are dependent upon equipment manufacturers to develop and deploy this advanced voice technology on a timely, cost-effective basis. We can provide no assurance that such technology will be available in a timely or cost effective basis or will provide the benefits we expect it to provide. These risks if they occurred alone or in combination with other risks could reduce our customer growth, increase our costs of providing services and increase our churn, which could have a material adverse effect on our business, financial condition and operating results.

The success of our business is dependent on the development of products compatible with the services deployed by us.

We do not develop or manufacture any products and are dependent on the development of products, content, applications and services by third parties for the services and technology we have deployed and provide on our spectrum. Two of our national wireless broadband mobile competitors acquired a significant portion of the 700 MHz spectrum auctioned by the FCC. We hold a 700 MHz license which is in a different spectrum block than the 700 MHz licenses being developed by the two largest national wireless broadband mobile competitors, which presents certain risks because some equipment manufacturers are focusing their 700 MHz equipment development efforts on the channel blocks held by and/or being developed by the major carriers, and the 700 MHz equipment made by these manufacturers may not be interoperable on the 700 MHz channel block we hold. As a result, we may be unable to use, or may be materially delayed in using, our 700 MHz spectrum. And, we may have higher costs for devices and equipment for our 700 MHz spectrum and the prospects for both inbound and outbound roaming may be limited on 700 MHz spectrum. Further, we are deploying 4G LTE on PCS and AWS spectrum so unless our customer's handsets are capable of using the 700 MHz spectrum on which our competitors are deploying 4G LTE, our customers will not be able to roam on our competitors' networks for 4G LTE services even if we are successful in obtaining roaming arrangements with such competitors.

While we have elected to deploy 4G LTE on our AWS and PCS spectrum, several of our competitors have publicly indicated that they plan to deploy, and at least one has deployed, 4G LTE on 700 MHz spectrum. There can be no assurance that other licensees, including the national wireless broadband mobile carriers, will not delay or ultimately not deploy 4G LTE on AWS and PCS spectrum, or, if they do, they may convince manufacturers to only develop 4G LTE equipment for their spectrum. If other wireless broadband mobile licensees, including the large national wireless broadband mobile carriers, do not deploy 4G

LTE on AWS and PCS or manufacturers develop equipment for them for this spectrum, we may have to pay higher prices for the products that we sell to our customers due to the limited number of users, we may not have products available to us at all, or such products may be limited in nature and not have the features and functions our customers want, expect or demand, and our customers may have limited roaming. In addition, such limitation could result in less technological development on network equipment that we use to offer 4G LTE services, or delays in any available technological developments, and we could be forced to pay higher prices for any such technological development. In addition, we are dependent on the national wireless broadband carriers continuing to deploy handsets and handset operating systems to which we have access. If the national wireless broadband carriers choose to deploy proprietary handsets, proprietary handset operating systems or handsets with only certain technologies in lieu of, or substantially in lieu of, handsets and handset operating systems to which we have access, we could experience higher prices for handsets and development of applications for the handsets and handset operating systems we deploy may lag the development on other handsets and handset operating systems. Further any handsets and handset operating systems that we deploy may lag behind the development of other handsets and handset operating systems with which we compete, or may not be developed at all. If we are unable to secure the necessary products at prices which will allow us to be competitive with other carriers of 4G LTE services, we may not be able to meet our customer expectations, demands, or needs, which could have a material adverse effect on our business, financial condition, or operating results.

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

The market for our services increasingly requires that we provide nationwide coverage for such services. Many of our competitors have, or have access to, national networks with substantially larger footprints than we have covering substantially all of the United States population as well as international roaming arrangements, all of which enable them to offer automatic roaming, long distance telephone and 3G and 4G LTE services to their customers at a lower cost than we can offer. This also allows our competitors to sustain unlimited flat-rate local, and nationwide roaming plans on their existing networks over a larger area than we can sustain on an economic basis. We provide a significant portion of our nationwide services utilizing roaming agreements with other third party carriers, which allows our customers to roam on those carriers' networks to provide voice, text (and some data) services to areas outside our service areas and to improve coverage within select areas of our footprint. We have entered into agreements with other third party carriers who provide such roaming services to us and who carry long distance calls made by our customers. These roaming agreements, however, do not cover all geographic areas where our customers may seek service when they travel, and they generally cover voice and text but may not cover data services or other advanced service features. These agreements are subject to renewal and termination rights, including in certain instances the right to terminate in the event we experience a change in control, and if such agreements are terminated or not renewed, the rates charged to us increase substantially, or our customers increase their use of roaming services, we may be required to pay significant amounts of money for roaming service and we may be unable to provide nationwide coverage to our customers on a cost-effective basis. Additionally, our aggregate roaming costs are highly susceptible to the geographic roaming patterns and usage patterns of our customers. Since our unlimited nationwide service plans do not include any incremental roaming charges, we absorb these costs such that as we add customers our roaming expenses will increase. If customers increase their roaming in amount or frequency our consolidated financial results could be negatively impacted.

Our ability to replicate other carriers' nationwide offerings at rates that will make us, or allow us to be, competitive is uncertain at this time. The FCC has clarified that broadband commercial mobile radio service, or CMRS, providers must offer automatic roaming for voice and short message service, or SMS, service both in and out of a requesting carrier's market, on just, reasonable and non-discriminatory terms, but found that a CMRS provider is not required to offer roaming services if the request is not reasonable. Carriers frequently disagree on what constitutes reasonable terms and conditions. The FCC will presume in the first instance that a request for automatic voice and SMS roaming is reasonable if the requesting carrier provides technologically compatible services. However, in finally assessing whether a roaming request is reasonable, the FCC will consider the request based on a totality of the circumstances and may use a number of factors, including the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available.

The FCC also has extended roaming rights to roaming services that are classified as information services (such as high-speed wireless Internet access services), and for roaming services that are not classified as CMRS (such as non-interconnected services), or data roaming services. This decision has been appealed by one of the nationwide carriers on the ground that the FCC does not have the authority to mandate data roaming, and the timing and outcome of the appeal cannot be predicted with certainty. The FCC has not classified these data roaming services as common carrier services. However, the FCC has required carriers to provide data roaming services on commercially reasonable terms and conditions, including price, but such data roaming services are not required to be offered on a non-discriminatory basis. The FCC has established a complaint mechanism, which may include arbitration, to resolve data roaming related disputes.

The wireless broadband mobile wireless industry has continued to experience consolidation and any consolidation would further reduce the carriers from which we could receive roaming services, including 4G LTE roaming services. If we are unable to enter into or maintain roaming agreements for roaming services that our customers desire at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to compete effectively and attract and retain customers, and we may lose revenues. At least one of these agreements requires us to prefer that carrier over others which may restrict our ability to receive the benefits of new roaming arrangements or lower prices. Several of our roaming agreements can be terminated for breach or if we experience a change in control such as the one contemplated under the Business Combination Agreement with T-Mobile. We also may be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. We also may be obligated to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us.

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

If we are unable to meet our customers' expectations for nationwide coverage for the services they want, it could reduce the number of new customers we add to our services and may increase our churn. We also may be unable to provide roaming for certain services at all or the rates may not be acceptable to our customers. If our customers demand roaming services and we are unable to provide such roaming at all or at cost effective rates, we could have increased churn, decreased growth, and lower revenue and profits. Further, if the rates we pay for roaming increase, it could reduce the profits we make on our services, or require us to cease providing such services on an unlimited basis. A termination of existing roaming agreements or a significant increase in the prices we pay for roaming could have a material adverse effect on our business, financial condition and operating results. Some of our roaming agreements also contain provisions allowing the other party to terminate in the event we experience a change in control such as the one contemplated under the Business Combination Agreement with T-Mobile. If we experience a change in control, we may lose the right to roam with certain carriers which could reduce the areas our customers receive services, or the types of services received. The occurrence of any such events could have a material adverse effect on our business, financial contracts and operating results.

The economy and economic conditions have a significant impact on our business.

In the recent past, the United States economy has deteriorated significantly, unemployment rates have increased and such conditions may continue for the foreseeable future. Our business has been affected and is being, and could be further, affected by such economic conditions, including, but not limited to, consumer credit conditions, consumer debt levels, rates of inflation, energy costs, gasoline prices, timing of tax refunds, availability of tax payer loans, unemployment rates, housing foreclosures, as well as consumer confidence and consumer spending. Moreover, the areas in which we operate may experience greater impact from these factors than other areas of the country or may recover more slowly. These factors are outside of our control. If economic conditions and unemployment rates continue to deteriorate, or remain depressed, our existing and future customer base may be disproportionately and adversely affected due to the generally lower per capita income of our customer base (versus the largest national facility-based wireless broadband mobile carriers) and their inability to pay and increased potential to terminate a portion or all of their services. In addition, a number of our customers work in industries or in areas of the country which may be disproportionately affected by an economic slowdown or recession. More generally, adverse changes in the economy are likely to negatively affect our customers' ability to pay for existing services and to decrease their interest in purchasing new services. These same economic conditions may negatively impact our third-party service providers who experience cash flow problems or liquidity concerns or are unable to obtain or refinance credit such that they may no longer be able to operate. The resulting impact of such economic conditions on our customers, on consumer and discretionary spending and on our product and service providers could have a material adverse effect on demand for our products, services and on our business, financial condition and operating results.

Business, political and regulatory and economic factors may significantly affect our operations, and the manner in which we conduct our business and slow our rate of growth.

Most of our handsets and our infrastructure equipment are purchased from vendors who are located outside of the United States and disruptions in trade with these countries or trade agreements could impact our ability to get the products and services we need to operate our business. The communications industry also is facing increasing scrutiny from regulators, Congress, the press and others on customer privacy and the collection, use and dissemination of customer information. There is substantial uncertainty regarding communication carriers' obligations under the law with regard to customer privacy and personal information and the laws and regulations which may govern a carrier's obligation to disclose such information to law enforcement. Recent Congressional inquiries and press stories have focused on the information that communications carriers are providing to law enforcement and the information being collected, stored, used and disseminated by communications carriers. There also have been a number of recent consent decrees with other companies outside of the communications industry relating to customer privacy. While the focus of these consent decrees have been on companies outside the communications industry there can be no assurance that it will remain so in the future. If our obligations under the law regarding compliance with law enforcement requests for customer information were to change or we were to become the focus of an inquiry, investigation or press stories into our privacy and customer information policies, it could require us to incur additional expenses, divert management attention, and could damage our reputation with our customers, which could have a material adverse effect on our business, financial condition or operating results.

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

We own, license, develop and use intellectual property, including patents, copyrights and trade secrets, in our business. While we engage in measures to protect our intellectual property, such measures offer limited protection and may not prevent the infringement or misappropriation of our information or our proprietary rights. Further, the enforcement of our intellectual property rights may require legal action, which may be costly and may not be successful, even if our rights are misappropriated or infringed.

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

The technologies used in the communications industry are subject to a wide array of patents and other intellectual property rights. We also are increasingly providing operating systems, applications and content to our customers we license or obtain from others that may be subject to patent, trademark, copyright and other intellectual property rights. As a result, third parties may assert infringement and misappropriation claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services we or they use or provide, the products, services, operating systems, applications and content we provide, or the specific operation of our wireless networks or service. We or our suppliers may be subject to infringement or misappropriation claims that, if successful, could preclude our ability to use, sell or license such product, service, application, content or network feature, preclude the supplier from supplying or licensing us with the products, software, applications, content and services we require to run our business or offer our product, service, application, content, require the supplier to change the products, software, applications, content and services they provide or license to us in a way which could have a material adverse effect on us, cause the supplier to increase the charges for their products, software, applications, content and services to us, or require us to pay royalties for a license for such products, software, applications or content or services. We also cannot guarantee that we will be fully protected against all losses associated with an infringement or misappropriation claim involving our manufacturers, licensors and suppliers who provide us with the equipment, software, applications, content, and technology that we use in our business or that we will be able to recoup any royalties paid. In addition, our suppliers may refuse to, or may be unable to, pay any damages or honor their defense and indemnification obligations to us, which may result in us having to bear such losses. We may also have to buy equipment, products, software, applications, content and services from other third party suppliers or pay royalties to the holders of intellectual property rights.

Moreover, we may be subject to claims that products, software, applications, content and services provided by different vendors, which we combine with products, software, applications, content or with services provided by other vendors or with our own products, software, applications or content and services in order to offer products, software, applications, or content and services to our customers, are infringing on or misappropriating the rights of others, and we may not have any indemnification protection from our vendors for these claims. Further, we have been, and in the future may be, subject to claims that certain business processes we use, product, service, application or content we provide, software, applications or content we license, or product, service, application or content we create may infringe on or misappropriate the rights of third parties, and we may have no indemnification rights from any of our vendors or suppliers. Whether or not an infringement or misappropriation claim is valid or successful, it could divert management's attention, involve us in costly and time consuming litigation, require us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), require us to pay royalties for prior periods, require us or our suppliers to redesign our or their business operations, processes, systems, software, applications, services or products to avoid claims of infringement or misappropriation, preclude our ability to offer certain products, software, applications, content, and services at all, or require us to purchase products, software, applications, content, and services from different vendors or not sell certain products, software, applications or content, or services. If a claim is found to be valid or if we or our suppliers cannot successfully negotiate a required royalty or license agreement, we could be forced to pay substantial damages, including potentially treble damages, and we could be subject to an injunction that could disrupt our business, prevent us from offering some or all of our products, content, software, applications or services and cause us to incur losses of customers or revenues, any of which could materially adversely affect our business, financial condition and operating results.

We and our suppliers may be subject to claims of product liability.

We do not manufacture or develop the products sold by us and generally rely upon our suppliers to provide us with products that meet all regulatory and safety requirements. We could be held liable along with the manufacturers of the products for any harm caused by products we sell if such products are later found to have design or manufacturing defects. For example, there have been claims made, and lawsuits filed that allege, that the rechargeable batteries in handsets may explode or catch on fire, including claims or lawsuits that name us as a party. Our agreements with our manufacturers, suppliers and vendors generally contain indemnification agreements to protect us from direct losses associated with product liability, but we cannot guarantee that the manufacturers, suppliers and vendors will honor or be able to honor the indemnification upon an assertion of a claim, that we will be able to enforce the indemnification, or that we will be fully protected against all losses associated with the product found to be defective. Any claim could result in losses, divert management's attention, or otherwise disrupt our business which could result in a material adverse effect on our business, financial condition or operating results.

We currently have an exclusive arrangement with our billing services vendor.

A single billing provider, subject to certain exclusions, is our exclusive vendor for billing services in North America. If this provider does not perform its obligations under the agreement, or ceases to continue to develop, or substantially delays development of, new features or billing services, or ceases to support its existing billing systems, we may be unable to secure alternative billing services from another provider or providers in a timely manner, for a reasonable cost or otherwise, which could cause us, among other things, not to be able to bill our customers, not be able to introduce new products and services or service plans, not be able to respond to promotions and service plans offered by our competitors, provide customer care, grow our business, report financial results, or manage our business and we may have increased churn, all of which could have a material adverse effect on our business, financial condition and operating results.

Substantially all of our network infrastructure equipment on each technology is manufactured or provided by a single network infrastructure vendor.

Substantially all of our broadband PCS and AWS, 1xRTT CDMA network infrastructure equipment is manufactured or provided by a single network infrastructure vendor. We have entered into a non-exclusive agreement with that vendor to provide us with PCS and AWS 1xRTT CDMA system products and services. A substantial portion of the equipment manufactured or provided by this vendor is proprietary, which means that equipment and software from other manufacturers may not work with this vendor's equipment and software, or may require the expenditure of additional capital, which may be material. The communications equipment market has been subject to recent economic turmoil. In addition, we have chosen to purchase our 4G LTE infrastructure from another vendor. As a result, this vendor may not develop or be unable to develop new products or services necessary to us or offer the same level of support as it has done in the past.

We also have entered into a non-exclusive agreement to purchase and license most of our 4G LTE system products, licensed materials and services from a single network infrastructure vendor. As 4G LTE is a new, complex technology, we cannot assure you that this vendor will develop the products we need, or develop such products in the timeframe or manner we require. In the event that this vendor fails to enhance, maintain, upgrade, or improve the 4G LTE products, software and services we have contracted to purchase from it when and how we need, we may be delayed in launching additional 4G LTE services or in upgrading or enhancing our 4G LTE services or we may fail to meet our customer's demands or expectations.

If any of our CDMA or 4G LTE network infrastructure vendors ceases to develop or substantially delays the development of new products, ceases to support existing products, equipment and software, fails to perform under the agreement, or fails to meet our needs or requirements, we may be required to spend significant amounts of money to replace such equipment and software, may not be able to offer new products and services, may be delayed in offering additional services, may not meet our customers' demands or expectations, and may not be able to compete effectively in our markets. If any of the foregoing risks occur, it could have a material adverse effect on our business, financial condition and operating results.

We use a single provider for most of our domestic and international long distance services.

We currently use a single provider for most of the domestic and international long distance services that we provide to our customers under the terms of a long-term contract with such provider. This arrangement requires us to send a significant portion of our domestic and international long distance traffic to the provider for transmission and termination. If the provider experiences service outages or other problems affecting its services, our customers may have difficulty completing domestic and international calls. As all of our service plans include domestic long distance services, any such disruption could have a significant effect on our customers which may cause them to become dissatisfied with our service. In addition, one of our service plans also includes international long distance and a disruption in that service, or the cessation of service to destinations which our customers want to call, could cause our customers to leave our service. As such, if the long distance services we provide do not meet the needs, demands or expectations of our customer, substantial numbers of customers could be dissatisfied or leave our service or we could have difficulty adding new customers, which could result in reduced growth, higher churn, lower revenues and reduced profitability, all of which could have a material adverse effect on our business, financial condition and operating results.

We rely on third parties to provide products, software, applications and services that are integral to our business.

Sophisticated financial, management, information, network management, cyber security and billing systems are vital to our business. We currently rely on internal systems and third-party vendors to develop and to provide all of these systems. We have entered into agreements with third-party suppliers to provide products, software, applications, services and content that are integral to our business, such as customer care, product distribution, content development, financial reporting, network management, network infrastructure equipment, cyber security and services and billing and payment processing. We purchase a substantial portion of the products, software, services and content from only a few major suppliers and we generally rely on one or two key vendors in each area. Some of these agreements may be terminated upon relatively short notice. In addition, our plans for developing and implementing our financial information and billing systems rely to some extent on the design, development and delivery of products, software, applications, and services by third-party vendors. Our right to use these systems is dependent on agreements with third-party vendors and these systems may not perform as anticipated.

If our suppliers terminate their agreements with us, experience a disruption or difficulty in raising necessary capital, go bankrupt, do not develop or enhance their products, services, software, or applications at all or in a timely manner, or experience interruptions or other problems delivering quality products, software, applications or services to us on a timely basis or at all, it may result in significantly increased prices or cause us to have difficulty providing services to or billing our customers, developing, delivering, and deploying new products (including sufficient volume and types) and services and/or upgrading, maintaining, improving our networks, generating accurate or timely financial reports and information, providing customer care, or meeting the demands, requirements or expectations of our customers. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement services on economically attractive terms, or at all. Our reliance on others to provide essential products, software, applications, and services on our behalf also gives us less control over the efficiency, timeliness and quality of these products, software and services. Any failure of one of the vendors to meet their contractual commitments, to provide the products, software, services or applications we need or our customers demand or expect, the loss, termination or expiration of these agreements, or our inability to renew these arrangements at all or on favorable terms or negotiate agreements with other providers at comparable rates could have a material adverse effect on our business, financial condition and operating results.

We rely heavily on indirect distribution channels.

Unlike many of our competitors that rely upon “big box” retailers, company-owned stores, direct sales forces, and exclusive partners, our business model utilizes and relies predominately on indirect distribution outlets including a range of exclusive and non-exclusive local, regional and national mass-market dealers and retailers allowing us to reach the largest number of potential customers in our metropolitan areas at a relatively low cost. Approximately 90% of the sales of our handsets and services occur through these indirect distribution channels. Many of our dealers own and operate more than one location and may operate in more than one of our metropolitan areas. Because these third party dealers are the primary contact between us and our customers in many instances, including accepting payment for our services on our behalf, they play an important role in our ability to grow our business and in customer retention. With the recent deterioration of the United States economy, employment rates, mortgage foreclosures, and the credit markets, in addition to our reduced growth, which may continue for the foreseeable future, some of our dealers and vendors have experienced, and may in the future experience, problems and may be unable to continue their operations or secure funds for their continued operations or to grow their operations. Further, due to the present economic conditions, we may be unable to find participants in our local markets that would qualify or be able to open a location to replace closed operations. Moreover, since we rely on such third parties to provide some of our services, any bankruptcy, termination, switch or disruption in service by such third parties or diminution in the number of such third parties could be costly and affect operating efficiencies and our ability to attract and retain customers which could have a material adverse effect on our business, financial condition and operating results.

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

Many of our indirect distribution outlets, primarily local dealers, are not our exclusive dealers, meaning that these dealers may sell other third party products, applications, content and services in direct competition with us and other indirect dealers in the same location. Additionally, we strive to ensure that our customers have access to a wide variety of products and services within their geographic area, which means some of our dealers may be located within close proximity to one another and compete for the same customer base. As a result of the direct competition we encounter in some of our dealer locations, the potential for competition among our local dealers, and competition and other promotional offers for non-exclusive dealers, we may experience reduced sales in certain geographic areas, which could have a material adverse effect on our business, financial condition and operating results.

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

We rely on DAS systems to provide our services more so than our competitors.

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

We utilize a limited number of DAS providers and a significant portion of our cell sites are leased from a small number of cell site providers. In addition, the cell site industry is consolidating. If our master agreement with one of our cell site or DAS providers were to terminate, or if the cell site or DAS system providers were to experience severe financial difficulties or file for bankruptcy, or if one of these cell site or DAS system providers were unable to support our use of its cell sites or DAS systems, we would have to find new sites or rebuild the affected portion of our network. In addition, the concentration of our cell site leases and DAS systems with a limited number of cell site and DAS system providers could adversely affect our business, financial condition and operating results if we are unable to renew our expiring leases or DAS system agreements with these companies either on terms comparable to those we have today or at all. In addition, if any of the companies from which we lease towers or DAS systems were to consolidate with other cell site or DAS systems companies, they may be unable to honor obligations to us or have the ability to raise prices, which could materially affect our profitability. If a material number of cell sites or DAS systems were no longer available for our use, it could have a material adverse effect on our business, financial condition and operating results.

We may incur higher than anticipated intercarrier compensation costs and be drawn into intercarrier compensation disputes.

When our customers use our service to call customers of other carriers, we are required in certain circumstances under the current intercarrier compensation scheme to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. And, as a wireless carrier we are not entitled to receive access payments from interexchange carriers who route calls for termination on our network. However, the FCC recently adopted an order that significantly reforms the existing intercarrier compensation scheme, adopting a unified intercarrier compensation regime for all traffic exchanged between all carriers, including CMRS carriers such as us. This new regime includes a transition period in which rates for the termination of non-intra MTA CMRS access will decrease over periods specified by the FCC, and will culminate in all traffic exchanged between carriers being at bill-and-keep, meaning that carriers will not charge each other for the exchange of traffic. The new regime implemented the default rule with regard to the rates for all intraMTA traffic exchanged between CMRS and local exchange carriers to bill-and-keep as of July 2012. The FCC's new intercarrier compensation regime is subject to numerous appeals and petitions for reconsideration, and we are unable to predict the outcome of such appeals and petitions for reconsideration at this time. In addition, the FCC has released a Further Notice of Proposed Rulemaking in which it seeks comment on specifics related to the ultimate transition to a bill-and-keep regime.

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

Some carriers who terminate calls originated by our customers have sought, and others may seek, to impose termination charges on us that we consider to be unreasonably high and have threatened to pursue, or have initiated or may initiate, claims against us to recover these charges. We have been drawn into multiple state commission proceedings in which local exchange carriers are seeking approval of past wireless termination rates that we consider to be excessive. The outcome of these claims is uncertain. A determination that we are liable for additional or excessive terminating compensation payments could subject us to additional claims by other carriers and while we have reserved funds we believe are appropriate for such claims, litigation is uncertain and the amount determined by a court or regulatory agency could be different than our reserves. Further, legal and business considerations inhibit our ability or willingness to block traffic to telecommunication carriers who demand unreasonable payments. The FCC, in its recent Order on Reconsideration reforming intercarrier compensation, has held that the exchange of intraMTA traffic between local exchange carriers and CMRS providers, when the parties have an interconnection agreement, will be exchanged at a default rate of bill-and-keep as of July 1, 2012. The FCC also held that the exchange of intraMTA traffic between local exchange carriers and CMRS providers, when the parties do not have an interconnection agreement, will be exchanged at a default rate of bill-and-keep as of December 29, 2011. While the impact of these changes in the intercarrier compensation arrangements between LECs and CMRS carriers generally is considered to be favorable to us, it is difficult to quantify the benefit of this. We also may be subject to protracted litigation proceedings pertaining to the new comprehensive intercarrier compensation regime that may subject us to substantial costs and result in uncertainty. In addition, certain transit carriers have taken the position that they can charge “market” rates for transit services, which rates may in some instances be significantly higher than our current rates or the rates we are willing to pay. While the FCC has recently released a Notice of Proposed Rulemaking on this issue, the outcome is uncertain. We may be obligated to pay these higher rates and/or purchase services from others, engage in direct connection, or pay terminating compensation charges in the absence of negotiated agreements, which may result in higher costs, which could have a material adverse effect on our business, financial condition, and operating results.

A portion of our third-party customer service and technical support providers and a portion of our revenue are derived from geographic areas susceptible to political instability and natural and other disasters.

Our focus on major metropolitan areas and our use of third party suppliers and service providers, some of which are located in developing nations, such as Mexico, Panama, Antigua and the Philippines, may make the availability of our products and services more susceptible to certain events, including political upheavals, war, terrorist attacks, strikes, natural disasters, and pandemics. The outsourcing of certain customer and technical support lowers our operating costs and adds flexibility, but also adds risk as we rely on these third-party service providers to work directly on our behalf with our customers. Customers may react negatively to or have certain perceptions about our use of or their receiving direct customer and technical support from outside the U.S., especially with the current political scrutiny and focus on jobs being sent overseas and the security of personal information being sent overseas. In addition, a number of our markets and certain of our centralized network equipment are located in areas which have a history of natural disasters that may adversely affect our operations in those areas such as earthquakes, hurricanes, tornadoes, blizzards, snowstorms, ice storms, or flooding. In certain instances we or our suppliers and service providers do not have redundant facilities. These national disasters could affect our ability to provide our services and cause us to have to stop or limit selling and servicing our customers and products. These events also may cause our networks to cease operating for a substantial period of time while we reconstruct or repair them and our competitors may be less affected than we are. Some network outages give rise to regulatory reporting obligations, which subject us to additional burdens and risks, and if we fail to meet such obligations, it could result in fines, forfeitures, consent decrees, corporate monitors or other adverse actions. We cannot provide any assurance that the business interruption insurance and property insurance we have will cover all losses we may experience as a result of such events, that the insurance carrier will be solvent, that rates will remain commercially reasonable, that the insurance carrier will not drop us, or that the insurance carrier will pay all claims made by us. If we experience any of these events, we may have reduced revenue, lower growth, increased churn, increased expenses, and reduced profitability, and may have difficulty finding new suppliers and vendors, which could have a material adverse effect on our business, financial condition and operating results.

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

We have substantial cash balances and we can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. As a result of uncertainty in the United States political arena, the United States economy, and the credit and financial markets, together with the potential impact of the failure of the United States government to raise the United States debt ceiling and the possible downgrade of the United States debt credit rating, the stability of the trading market for United States government securities and treasury auctions could be adversely impacted or impaired and the United States government may be unable to satisfy their obligations under any treasury securities we hold. We are also exposed to risks resulting from the deterioration in the financial condition of financial institutions holding our cash deposits, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. All our investments are subject to credit, liquidity, market and interest rate risk. Such risks may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term, which may have a material adverse effect on our business, financial condition, operating results and liquidity.

Recent political changes could have an adverse effect on our relationship with our workforce.

None of our employees is covered by a collective bargaining agreement or represented by an employee union. With the ongoing changes in the party affiliations the party composition of Congress, the President of the United States and the changes in composition of Federal and state legislatures, legislation or regulatory, policies, rules and regulations have been proposed and may be enacted or promulgated which could impose additional requirements on us or make it easier for union organizing activities. If our employees become represented by an employee union or are subject to a collective bargaining agreement, it may make it more difficult for us to manage our business and to attract and retain new employees and may increase our cost of doing business. Having our employees become represented by an employee union, having a collective bargaining agreement or having additional requirements related to our employees imposed on us could have a material adverse effect on our business, financial condition and operating results.

We are subject to numerous taxes, surcharges and fees from federal, state and local governments, and the applicability and the amount of these taxes, surcharges and fees is subject to great uncertainty and an increase in the amount of such taxes, surcharges and fees could have an adverse effect on our business.

Communications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including federal Universal Service Fund, or USF, fees and common carrier regulatory fees. Some of these fees are based on the division of our services between interstate services and intrastate services, including the divisions associated with the federal USF fees, which is a matter of interpretation and, in the future, may be contested by the FCC or state authorities. The FCC also may change in the future the basis on which federal USF fees are charged. The FCC has released a Further Notice of Proposed Rulemaking in which it seeks comment on the contribution methodology and mechanism for USF. If certain of the proposals are adopted, it could increase the amount of our contribution to USF which we may not be able to recover from our customers. We cannot predict the outcome of this USF reform. The FCC may impose other charges or fees on our business, such as recurring spectrum usage or licensing fees. Many states also apply transaction-based taxes to sales of our products and services and to our purchases of communications services from various carriers. In addition, state regulators and local governments have imposed and may in the future impose various surcharges, taxes and fees on our services. Further, in some instances state legislatures have imposed different taxes, surcharges, fees and requirements on prepaid services than on post-paid services and in some cases it is uncertain which requirements apply to our services and some of the services which we compete with may be subject to lower taxes, surcharges, or regulatory fees. The jurisdictions may contest whether we have assessed and remitted the taxes, fees and surcharges correctly or have complied with such requirements. In addition, state and federal regulators periodically have and may in the future increase or change the taxes, surcharges and fees we currently pay. We believe we remit all applicable federal, state and local taxes, fees, costs and expenses as required, but we do not recover in all instances these regulatory and compliance taxes, fees, costs and expenses directly from our customers and there can be no assurance that we would be found to be fully compliant with the payment of such taxes, fees, costs and expenses. If we were to pass on these taxes, fees, costs and expenses to our customers in the future, it may affect our ability to retain and attract new customers. Because of fiscal budget deficits at many state and local jurisdictions, state and local municipalities may increase taxes, surcharges and regulatory fees on our services. Any increase in taxes, fees, surcharges, and expenses could reduce our growth, decrease our revenues, increase our costs, reduce our profitability and increase our churn, all of which could have a material adverse effect on our business, financial condition and operating results.

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

Concerns about whether wireless telephones pose health and safety risks may lead to the adoption of new regulations or lawsuits that could adversely affect our business.

Media reports and some studies have given rise to claims that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, or interfere with various electronic devices, including air bags, hearing aids, pacemakers and other medical devices. Additional studies have been undertaken to determine whether the claims based on these reports and studies are accurate. Further lawsuits have also been filed against various participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. While many of these alleged adverse health lawsuits have been dismissed on various grounds, including a lack of scientific evidence linking wireless handsets with such adverse health consequences, future lawsuits could be filed based on new evidence or in different jurisdictions. Most of these lawsuits allege personal injury claims, although courts have begun to permit claims for economic loss due to omissions or misrepresentations in the marketing of the handsets. If lawsuits regarding any of the above are filed against us, it could be costly to defend, divert management's attention from the business, and could subject us to substantial liability. If any such suits do succeed, or if plaintiffs are successful in negotiating settlements, it is likely additional suits would follow. In addition to health concerns, safety concerns have been raised with respect to the use of wireless handsets, including texting, while driving. Certain states and municipalities in which we provide service or plan to provide service have passed or proposed laws prohibiting or restricting the use of wireless phones while driving, prohibiting texting while driving, limiting use of wireless devices while driving by persons under the age of 18, or requiring the use of wireless headsets, and other states, municipalities and the federal government may do so in the future. In addition, legislation has been introduced which would require prepaid carriers to collect and verify certain information from their subscribers. We generally do not verify information we collect from our customers. If we are required to do so it could affect our ability to sell our products or the willingness of certain third party distributors to sell our products.

If consumers' health concerns over radio frequency emissions increase or safety concerns increase, the number of lawsuits filed against us may increase, consumers may be discouraged from using wireless handsets or services and regulators may impose restrictions or increased requirements on the location and operation of cell sites, the use or design of wireless telephones, the use of wireless handsets while driving, or the inclusion of an earpiece on all wireless telephones that would enable the use of wireless telephones without holding them against the user's head. Such legislation or regulation could increase the cost of our wireless handsets, reduce demand for our products and services, increase other operating expenses, or expose wireless providers to further litigation, including litigation relating to accidents, deaths or serious bodily injury allegedly incurred as a result of wireless telephone use, which, even if not successful, may be costly to defend, could divert management's attention from our business, and could subject us to significant liability. See also “Settlements, judgments, restraints on our current or future manner of doing business or legal costs resulting from pending or future litigation could have an adverse effect on our business, financial condition, and operating results” under General Matters. In addition, compliance with such new requirements, and the associated costs, could adversely affect our business. The actual or perceived risk of radio frequency emissions could adversely affect us through a reduction in customers or a reduction in the availability of financing in the future. If any of these risks occur, it could have a material adverse effect on our business, financial condition and operating results.

System failures, security breaches and the unauthorized use of or interference with our information technology systems and networks could cause delays or interruptions of service or unauthorized use or dissemination of customer information, increase our cost of operations, and may result in harm to our business reputation, which could cause us to lose customers.

To be successful, we must provide our customers reliable, trustworthy service and protect the communications, location and personal information shared or generated by our customers. We rely upon our systems and networks and the systems and networks of other providers and vendors to provide and support all of our services and, in some cases, to protect our customers' and our information. Some of the risks to our information technology systems and our networks and infrastructure, which may prevent us from providing reliable service or which may allow for the unauthorized interception, destruction, use or dissemination of our customers' communications, location or personal information, include:

•	physical damage, power surges or outages or equipment failure;

•	vendor or supplier failures or delays;

•
viruses, malware, worms, software defects, Trojan horses, unsolicited mass advertising, denial of service and other malicious or abusive attacks by third parties, including cyber attacks or other breaches of network or information technology security;

•	fraud, including customer credit card fraud, subscription or dealer fraud;

•	unauthorized use of our or our provider's networks;

•	unauthorized access to our information technology, billing, customer care, provisioning systems and networks and those of our vendors and other providers;

•	human error;

•	demands placed on our network by devices, services or content demanded by our customers;

•
disruptions, damage or unauthorized access beyond our control, including disruptions or damage, or unauthorized access caused by criminal or terrorist activities, theft, natural disasters, such as earthquakes, hurricanes, floods, or fire, power surges, or equipment failure; and

•	failures in operational support systems.

Network disruptions, whether from natural causes or manmade (including breaches of our network security), may cause interruptions in service, degradation of service, breaches, dissemination, destruction of or access to customer communications, location information, or personal information, excessive call volumes to call centers, damage to our or our customers' equipment, theft of or illegal access to customer communications, location information, or information, or reduced capacity for customers, any of which could cause us to lose customers, lose revenue, suffer reputational and goodwill damages, embroil us in litigation and cause us to incur remediation costs, including liability for stolen information, repairing systems, or incentives offered to customers after an attack and increased cyber security protection costs, including organizational changes, deploying additional personnel and technologies, and training or engaging consultants. Some portions of our network are not fully redundant and our disaster relief plans may not be adequate or timely. The resulting interruption or failure to provide our services, including the harm to our reputation, could have a material adverse effect on our business, financial condition and operating results.

We also purchase equipment, including handsets, and license software from third parties, including some that may originate in China. While we generally test equipment and software we purchase that we put in our networks, we cannot be assured that such equipment or software does not contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information, including our customer communications, location information, or information, stored or transmitted on such networks or equipment.

As a predominantly unlimited service provider we typically do not have as robust a system to detect customer fraud as other wireless broadband mobile carriers. In addition, we may be subject to fraud by our indirect distribution channel as they are generally paid based on gross additions and on the service plan they sign a customer up for initially. Further, our administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud and illegal attempts to access our systems to destroy or steal our customer information, or the costs to replace or repair the network or facilities (or portions thereof), may be substantial, thus causing our costs to provide service to increase. Fraudulent use of our networks may also impact interconnection and domestic and international long distance costs, capacity costs, roaming costs, administrative costs, fraud prevention costs and payments to other carriers for such fraud. If the safeguards we have instituted to protect, detect and control such fraud and illegal access to our systems and networks are not successful, such fraud, illegal access, or increased costs could impact on our financial results, impair our service resulting in higher churn as our competitors systems may not experience similar problems, and damage our reputation and goodwill, and could have a material adverse effect on our business, financial condition and operating results.

Despite our network security, processes and strategies we have put in place with respect to our systems and networks, including confidential customer data, our physical facilities, information systems and networks are not completely secure and may be vulnerable to physical or on-line break-ins, computer viruses, theft, attacks by hackers, cyber attacks or similar disruptive problems. If hackers/cyber thieves gain improper access to our networks, systems, or databases, they may be able to access, steal, publish, delete, misappropriate or modify confidential personal information concerning our customers that could result in harm to our customers and additional harm perpetrated by third parties who are given access to the consumer data, which could give rise to loss of goodwill, customer churn, and litigation against us. Due to the evolving techniques used in cyber attacks and by hackers to sabotage or gain unauthorized access to our systems, we may not be able to anticipate or implement adequate preventive measures in time or prevent such unauthorized access, we may need to expend significant resources to protect against security breaches to address problems caused by breaches, and our insurance may not be adequate to reimburse us for losses caused by such security breaches. The actual or perceived failure of our network's security could damage our reputation and public perception of our ability to provide a secure service, which could adversely affect our ability to retain or gain new customers, expose us to significant liability, sanctions, fines and litigation, increase churn and have a resulting material adverse effect on our business, financial condition and operating results.

Risks Related to Legal and Regulatory Matters

Our ability to provide service to our customers and generate revenues could be harmed by adverse regulatory action.

Our FCC licenses are major assets that are integral to our ability to provide our services. Our FCC licenses need to be periodically renewed and are subject to revocation and we may be subject to fines, forfeitures, penalties or other sanctions, including the imposition of mandatory reporting requirements, license conditions, corporate monitors, forfeiture of existing licenses, denial of renewal, and limitations on our ability to participate in future FCC auctions, if the FCC were to find that we are not in compliance with its rules or the requirements of the Communications Act. The licensing requirements we must meet also are subject to change by the FCC. Many of our licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the applicable construction requirements. If the FCC finds that our construction, or the construction of prior licensees, is insufficient, the FCC could, among other things, find that we are not a qualified licensee and revoke any or all of our licenses, refuse to renew such licenses, and impose other penalties and sanctions. In addition, a failure to comply with applicable license conditions or regulatory requirements could result in revocation or termination of our licenses, the loss of rights to serve unbuilt areas and/or fines and forfeitures, or a refusal to renew the licenses. We have had inquiries from regulatory agencies regarding our compliance with regulatory requirements, and we may in the future receive additional inquiries. We have responded, are in the process of responding, or will respond to such inquiries. The regulatory obligations we have are complex and are subject to interpretation. We cannot give any assurance that the FCC will agree with our compliance efforts or that the FCC will not impose fines, fees, or forfeitures, seek a consent decree, or take other adverse action against us. In addition, we have entered into consent decrees imposing additional requirements on us.

We must renew our FCC licenses periodically. Renewal applications are subject to FCC review and public comment to ensure that licensees meet their licensing requirements and comply with other applicable FCC requirements, rules and regulations. For all PCS, AWS and 700 MHz licenses, the FCC also requires that a licensee provide substantial service in order to receive a renewal expectancy. There is no guarantee that the FCC will find our completed system construction sufficient to meet the build out or renewal requirement. Additionally, while incumbent licensees enjoy a certain renewal expectancy if they provide substantial service, the substantial service standard is not well articulated and there is no guarantee that the FCC will conclude that we are providing substantial service or that we are entitled to a renewal expectancy, or will renew all or any of our licenses, without the imposition of adverse conditions. The FCC has released a Notice of Proposed Rulemaking seeking to create consistent requirements for renewal of licenses and consistent consequences for discontinuance of service, and to clarify certain construction obligations. The proposed changes to the existing renewal and discontinuance of service requirements may be applied retroactively to existing licenses that will be renewed in the future. If the changed requirements are applied retroactively to our existing licenses, the FCC may determine that our construction, or the construction undertaken by prior licensees, or the actions taken by us, or the prior licensees, relating to the buildout or discontinuance of service does not satisfy such changed requirements and determine not to renew our licenses. If we fail to file for renewal of any particular license at the appropriate time, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal or be subject to a competing application. The FCC also may impose additional regulatory requirements or conditions on our licenses or our business and may impose a substantial renewal fee to allow a licensee to continue to use a particular spectrum. Such additional regulatory requirements, fees or conditions could increase the cost of doing business, could cause disruption to existing networks, and could require us to make substantial investments. Any loss or impairment of any of these licenses, failure to renew, fines and forfeitures, the imposition of conditions, the entry into consent decrees, or other actions by the FCC could have a material adverse effect on our business, financial condition and operating results.

We may be unable to obtain necessary governmental authorizations and permits on reasonable terms and conditions.

Our ability to operate our business is dependent on, among other things, our ability to obtain a variety of governmental authorizations and permits in the planning, construction and operation of our networks. Obtaining governmental authorizations and permits can be very time consuming and time sensitive and require compliance with a wide array of administrative and procedural rules. Further, constructing cell sites may require zoning and other variances and permits from local agencies which are subject to public input. Public input on zoning and other variances may be negative, which could lead local agencies to deny permits necessary for us to construct or modify our sites. To remain competitive, we must obtain such authorizations and permits on a timely basis, at a reasonable cost and on acceptable terms and conditions. If we cannot obtain the necessary governmental authorizations and permits at all or on reasonable terms and conditions, we may incur substantial costs associated with finding an alternate, viable resolution, relocating sites and infrastructure and writing off cost and expenses associated with sites we are unable to use, and we may experience a delay or impairment in the provisioning of our services which could have a material adverse effect on our business, financial condition and operating results.

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

For instance, the FCC generally regulates many aspects of interstate and intrastate communications and state utility commissions generally regulate many aspects of intrastate communications. Generally, we must obtain and maintain certificates of authority from the FCC and from regulatory bodies in certain states where we offer regulated services, and we are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. These regulations are complex and subject to interpretation. Accordingly, we cannot ensure that we are always in compliance with all these requirements. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions against us based on customer complaints or on their own initiative.

We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not impose new or revised regulatory requirements, new or increased costs, or require changes in our current or planned operations. Indeed, the FCC has initiated a series of inquiries and rulemaking proceedings pertaining to the wireless industry that could result in material changes in the applicable rules and policies and may increase the regulation of the industry and increase our costs and limit our flexibility and ability to compete. The FCC has adopted an expansive view of the scope of its regulatory authority over wireless carriers which are licensed under Title III of the Communications Act which could enable the FCC to impose regulatory mandates in additional areas. The FCC and state regulatory agencies also are increasingly focused on the quality of service, customer disclosures, customer privacy, and customer support that wireless carriers provide and the FCC and several agencies have proposed or enacted new and potentially burdensome regulations in this area. Recently, several state commissions also took a proactive role in reviewing a major wireless merger transaction and this trend, if it continues, could subject such companies to additional state regulatory requirements in connection with such transactions. The Communications Act, from which the FCC obtains its authority, and state regulatory enabling legislation may be interpreted in a manner that imposes additional costs for compliance or be further amended in a manner that could be adverse to us. Further, with past and possible future changes in the party affiliation of the President of the United States and in the composition of Federal and state legislatures and regulatory commissions, there may be additional legislative or regulatory changes that affect our business. The FCC also may change its rules or make spectrum allocations in bands adjacent or proximate to those licensed to us, which could result in adverse consequences to our business, including harmful interference to our existing networks and spectrum. If, as a result of interference, our customers experience a significant increase in dropped calls or significantly degraded service, we could experience higher churn and we may have difficulty adding additional customers, which could have an adverse effect on our business, our financial condition and operating results. In addition, the interference may cause our networks to have reduced capacity, which may require us to incur additional costs of adding cell sites or DAS nodes and to spend additional capital or may limit our ability to serve our customers, limit our growth, or increase our churn. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that such regulators or third parties will not raise material issues with regard to our compliance or noncompliance with regulations applicable to us.

We also are subject, or potentially subject, to a number of additional federal, state, and local laws, rules, ordinances and requirements, including, but not limited to, common carrier obligations; universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy, subscriber personal information, and customer proprietary network information; tower lighting and painting; access to E911 and location accuracy requirements; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; emergency warning requirements; bill shock; rules governing spam, telemarketing and truth-in-billing; equal employment opportunity reporting requirements; tower siting, outage reporting; open Internet requirements; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings including, but not limited to, proceedings exploring the imposition of various types of nondiscrimination and open access obligations on our handsets and networks; the prohibition of handset exclusivity; handset interoperability; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; requirements relating to information to be provided to customers or information collected by us; allocation of additional spectrum for wireless services, including modifying rules related to use of existing spectrum for wireless use; among others. States may also seek additional authority from the FCC to regulate certain CMRS services if the FCC finds that CMRS services are the functional equivalent of local exchange services. As wireless substitution for local exchange services increases or the percent of the population which uses wireless devices increases, it may become more likely that CMRS services experience further regulation. Additionally, we may be subject to claims for violations of environmental law, regardless of fault, as a lessee or owner of any of our tower sites. Some of these requirements and pending proceedings, including without limitation those described above, pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions and may require us to spend money to become in compliance. Further, these requirements generally are the subject of pending FCC, federal, state or local administrative or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

Our business also is subject to various other regulations, including certain regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Securities Exchange Commission, the Department of Labor, and other federal, state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. Because of our smaller size, relatively smaller resources, management structure, more limited spectrum holdings, concentration of operations in a few states in major metropolitan areas, and composition of our current and prospective customer base, governmental regulations and orders can disproportionately increase our costs, divert management attention, require us to change our process or management structure, and affect our competitive position compared to other larger telecommunications providers. For example, legislative and regulatory bodies have raised issues and concerns and proposed new legislation limiting the ability of American companies to use certain foreign vendors to supply equipment, materials and other services used in the operation of our business. Recently members of Congress and certain regulatory agencies have expressed concern with regard to the US trade imbalance with China, the alleged violations of intellectual property rights by Chinese companies and potential security risks purchasing equipment and software from Chinese companies. If new legislation or regulation is passed restricting the purchase of goods and services from certain countries, it could result in significant cost and the loss of certain economies of scale garnered from extensive negotiations. It could also limit our ability to have access to handsets and other subscriber equipment for prices our customers demand. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business. As previously noted herein, a variety of changes in regulatory policies are under consideration and depending upon the outcomes, the changes could have a material adverse effect on our business, financial condition and operating results.

Compliance with current or future federal, state, or local laws, regulations, rules, and ordinances could have a material adverse effect on our business, financial condition and operating results, including but not limited to increasing our operating expenses or costs, requiring us to obtain new or additional authorizations or permits, requiring us to change our business and customer service processes, limiting our ability to attract and retain certain customer segments, decreasing our ability to compete or differentiate our services, increasing our costs and expenses to offer services, increasing the costs of our services to our customers, requiring system and network upgrades, requiring process, system or management structure changes, requiring greater transparency for our services and network management techniques, lengthening the time required to develop and deploy new services or products, increasing cost of insurance coverage, requiring us to hire additional employees, requiring us to spend significant additional capital, limiting the capacity of our networks, limiting the services we can offer our customers, and requiring us to change our business strategy and service plans. A failure to meet, or maintain compliance with, federal, state or local regulations, laws, rules or ordinances also could have a material adverse effect on our business, financial condition and operating results, including, but not limited to, subjecting us to fines, forfeitures, penalties, license revocations, or other sanctions, including the imposition of mandatory reporting requirements and corporate monitors, limitations on our ability to participate in future FCC auctions or acquisitions of spectrum, compliance programs and corporate monitors. In addition, a material failure to comply with regulations or statutory requirements may limit our ability to draw certain amounts under our senior secured credit facility or could result in a default under our senior secured credit facility or the indentures or supplemental indentures governing our senior notes, which could have a material adverse effect on our business, financial condition and operating results.

In addition, there have been several qui tam lawsuits against carriers in the telecommunications industry and, with the passage of federal legislation regarding whistleblowers, such lawsuits may increase. Qui tam lawsuits generally are filed under seal in the first instance and companies may not know that they are a target of such a lawsuit unless and until it is made public. The person bringing the suit may share in any recovery by the government, which encourages lawsuits of this kind. Certain wireless companies who have participated in spectrum auctions as designated entities have become the target of qui tam lawsuits claiming that those wireless companies have defrauded the United States Government by investing in “designated entities”, or DEs, taking bidding credits and otherwise receiving benefits in FCC spectrum auctions to which such wireless companies were not entitled. Another carrier has become the target of a qui tam lawsuit alleging irregularities in-state sales tax payments. Recent legislation also gives whistleblowers a potential financial stake in potential recoveries flowing from violations of securities or other laws. If we become the target of a qui tam lawsuit or whistleblower action, the resulting distraction to management and costs to defend may be material. If we become a target of a qui tam lawsuit and are found to have defrauded the government, the damages may include civil penalties of up to $11,000 for each claim, plus a penalty of three times the amount of the damages sustained by the government, and may include the revocation of any licenses held by us, that were granted as a result of such fraud. If we lost those licenses originally acquired by a DE or if we are required to repay the bidding credits they received, or to pay damages and civil penalties under a qui tam or whistleblower lawsuit, or an audit concluded that we had not complied with the DE requirements, it could have a material and adverse effect on our business, financial condition and operating results.

New rules regarding net neutrality may have a material adverse effect on our business.

In 2010, the FCC enacted new “net neutrality” rules based on three core principles of (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. Mobile broadband Internet providers, such as us, are subject to transparency disclosure requirements and a requirement that such carriers would not block access to lawful websites or applications that compete with such carriers voice or video telephony application. These rules became effective on November 20, 2011. These new rules will permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules also permit usage-based billing, and permit broadband service providers to offer additional specialized services such as facilities-based IP voice services, without being subject to restrictions on discrimination. These rules are subject to interpretation and have not been applied by the FCC or reviewed by the courts. The rules have also been challenged before the Court of Appeals for the District of Columbia Circuit by us and others, and we are unable to predict the outcome of these appeals. Prior to the effective date of such rules, we already have been the subject of third party challenges at the FCC to the manner in which we are configuring and managing our wireless broadband mobile Internet access services and network. These challenges, and others that might follow, could limit our ability to offer differentiated services, and to price our services to be competitive with other providers of broadband Internet access services. They have and could in the future subject us to negative publicity and damage to our reputation and good will, and could distract or divert the attention of management and resources of the company. These net neutrality rules will be enforced based on a case-by-case complaint basis and may adversely affect our business by limiting our ability to manage our customers' use of our network, requiring us to provide third party access to our networks on terms and conditions that jeopardize our flat-rate, unlimited usage pricing plans, constrain our ability to offer innovative differentiated services, could limit our ability to offer our services on a competitive basis with other providers, or require us to disclose information that may subject us to further litigation. Our ability to employ network management techniques, or to manage bandwidth-intensive applications or uses, may be impaired in a manner that reduces the quality of our services for all customers. The result could be a decline in the quality of our services. If any of these risks occur, it could have a material adverse effect on our business, financial condition and operating results.

General Matters

Our stock price has historically been, and may continue to be, volatile and you may lose all or some of your investment.

The trading prices of the securities of communications companies historically have been highly volatile. In particular, the trading price of our common stock has been, and is likely to be, subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:

•	actual or anticipated fluctuations in our or our competitors' operating and financial results;

•	introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors;

•	analyst projections, predictions and forecasts, analyst target prices for our securities and changes in, or our failure to meet, securities analysts' expectations;

•	entry of new competitors into our markets or perceptions of increased price competition, including a price war;

•	our performance, including subscriber growth, and our financial and operational metric performance;

•	concentration of offered services and assets in the U.S., in particular limited major metropolitan areas;

•	changes in our credit rating or future prospects;

•	disruptions of our operations or service providers necessary to our network operations;

•	seasonal effects on, or other variations in, our customer base and our business metrics, including churn and net gains;

•	market perceptions relating to our services, network, handsets and deployment of our 4G LTE platform and our access to iconic handsets, services, applications or content;

•	our ability to develop and market new and enhanced products and services on a timely basis that are attractive to our customers or that meet our customer's expectations or demands;

•	challenges to our intellectual property rights or claims that we infringe the intellectual property rights of others;

•	pending or threatened litigation or regulatory investigations;

•	adoption of or changes in governmental regulations and new accounting standards;

•	conditions and trends in the communications and high technology markets;

•	adverse publicity regarding our Company;

•
announcements of, rumors of, predictions of, or the consummation of mergers, acquisitions, sales, strategic alliances or significant agreements, or resources of, or lack of, any of the foregoing, by us, about us, or by or about our competitors, including the current announcement regarding the transaction with T-Mobile;

•	announcements by us or competitors of significant contracts, commercial relationships or capital commitments;

•	announcement by us regarding the entering into, or termination of, material transactions or agreements;

•	sales of our common stock by our directors, executive officers, affiliates, significant stockholders, or us;

•	the amount of short interest in our securities;

•	volatility in stock market prices and volumes, which is particularly common among securities of telecommunications companies;

•	market perceptions of the wireless telecommunications industry and valuation models for us and the industry;

•	the general state of the U.S. and world economies;

•	the availability or perceived availability of additional capital in general and our access to such capital;

•	availability of additional spectrum, whether by the announcement, commencement, bidding and closing of auctions for new spectrum or acquisitions of other businesses;

•	recruitment or departure of key personnel, management or board members; and

•	failure to timely file periodic reports or reports of material weaknesses in financial or disclosure controls.

In addition, the stock market has been generally volatile and has experienced significant price and volume fluctuations, which may continue for the foreseeable future. This volatility has had a significant impact on the trading price of securities issued by many companies, including companies in the communications industry. The trading price of our stock is volatile and has fallen significantly since our initial public offering. These changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business, financial condition and operating results. The price volatility and continued decrease in our stock price could subject us to takeover bids, actions by the NYSE and possible losses for stockholders.

Your ownership interest could be diluted by future issuances of shares that our Board has the authority to issue, and such future issuances or sales of such shares may adversely affect the market price of MetroPCS' common stock.

We have registered all shares of common stock that we may issue under our equity incentive compensation plans; thus, when we issue shares under these plans, the shares generally can be freely sold in the public market subject to any requirements under the Securities Act. Our executive officers can establish sales plans to sell the securities they receive from these plans and several have such plans in place. We also have granted certain of our stockholders the right to require us to register their shares of our common stock. Our Articles of Incorporation currently allows us to have up to one billion shares of common stock outstanding which is substantially more than the number of shares of common stock currently outstanding. We also have filed a shelf registration statement with the SEC, which allows us to issue registered debt, equity and other securities, including common stock, preferred stock, debt securities and guarantees of debt securities, in addition to the amounts already outstanding. The securities registered under this universal shelf registration statement could be offered from time to time with little or no advance notice, separately or together, directly by us or through underwriters, at amounts, prices, interest rates and other terms and conditions to be determined at the time of any offering. In addition, in connection with any potential transaction we may agree to issue additional shares of common stock and, depending on the amount we issue, we may need shareholder approval. If we register, or propose to register, any additional securities under the Securities Act, for our own account, for the account of security holders exercising registration rights or otherwise, the number of shares subject to registration could increase and your interest could be significantly diluted and the sale of these shares may have a negative impact on the market price for our common stock. Further, the sale or issuance of a substantial amount of our common stock, or the possibility of such a sale, including sales by significant stockholders, directors, affiliates or executives of the Company, may reduce the market price of our common stock and could impede our ability to raise future capital through the issuance of equity securities at a time and at a price we deem appropriate.

If we fail to manage our planned growth effectively or maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience growth in the future. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC, collectively referred to as SOX. SOX requires us to furnish a report of management's assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K filed with the SEC, and our management also is required to report on the effectiveness of our disclosure controls and procedures. We regularly evaluate our internal controls, and our independent auditors annually attest to our internal controls over financial reporting in compliance with SOX. Material weaknesses could result in inaccurate financial statements or other disclosures or failure to prevent fraud. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, or to successfully remediate any material weaknesses in a timely manner, we may not comply with SOX and our independent auditors would be unable to certify as to the effectiveness of our internal controls over financial reporting and our stock price could fall and we could be subject to investigations or sanctions by regulatory authorities or delisting from the NYSE. Further, any material weakness or failure of our internal controls, or the effectiveness of our internal controls, could result in a restatement of our financial statements which could also lead to a decline in our stock price. Inadequate internal controls also could harm our reputation, cause us to lose customers, or cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock, all of which could have a material adverse effect on our business, financial condition and operating results. Any restatement of our financial statements could have adverse consequences, including the triggering of an event of default under our senior secured credit facility and the indentures and supplemental indentures governing our senior notes, our credit rating could be downgraded, which could result in an increase in our borrowing costs and make it more difficult to borrow funds on reasonable terms or at all, the NYSE could begin delisting proceedings, departure of key executives, and we could have stockholder litigation or SEC enforcement action, any of which could have a material adverse effect on the market price for our securities and on our business, financial condition and operating results.

The value of our FCC licenses may drop in the future as a result of volatility in the marketplace and the sale of additional spectrum by the FCC.

The market value of FCC licenses has been subject to significant volatility in the past and the value of our licenses may continue to fluctuate based on market conditions, the availability of spectrum, whether through consolidation in the industry, FCC regulatory action or auction, the availability of buyers and sellers, changes in our business plans, and the inability to ascertain the value of any license due to such volatility. The impact of the availability of spectrum from any future actions and auctions, or spectrum flexibility relief, on license values is uncertain. While the value of these licenses is determined using an income approach for purposes of our impairment testing, those values differ from what would ultimately be realized in a sales transaction, which could be material. Intangible assets are by their nature not readily saleable and could be subject to significant delays in their liquidation. There can be no assurance of the market value of our FCC licenses or that the market value of our FCC licenses will not be volatile in the future, whether as a result of consolidation in the industry, the sale of spectrum by one or more carriers, the flexibility of options allowed for spectrum not currently used for wireless mobile broadband services, change in our business plans, or an FCC auction. If the value of our licenses was to decline significantly, we could be forced to record non-cash impairment charges that could impact our ability to borrow additional funds. A significant impairment loss could have a material adverse effect on our net income and on the carrying value of our licenses on our balance sheet, which could have a material adverse effect on the market price for our securities and on our business, financial condition and operating results.

Declines in our operating performance could ultimately result in an impairment of our indefinite-lived assets, including FCC licenses, or our long-lived assets, including property and equipment.

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including FCC licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The estimation of fair values or carrying values requires assumptions by management about factors that are highly uncertain and possibly volatile, including future cash flow, stock prices, discount rates and other factors. If adverse economic conditions, poor consumer confidence, reduced consumer spending, or volatile and decreasing stock prices, including our stock, continues for a period of time or we do not achieve our planned operating results, these factors may ultimately result in a non-cash impairment charge related to our long-lived assets and/or our indefinite-lived intangible assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our FCC licenses and/or our long-lived assets on our balance sheet, which could have a material adverse effect on the market price for our securities and on our business, financial condition and operating results.

Changes in interpretations of accounting requirements, changes in industry practice or the identification of errors or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

We prepare our consolidated financial statement in accordance with GAAP and file such financial statements with the SEC in accordance with the SEC's rules and regulations. The preparation of financial statements requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, our perceptions of historical trends, current conditions, expected future developments and other various assumptions and information that are believed to be reasonable under the circumstances when made, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions. Changes in accounting requirements or in guidance or interpretations related to such requirements, changes in industry practice or the identification of errors or changes in estimates or assumptions could require restatements of financial information or amendments to disclosures included in this or prior filings with the SEC. For a discussion of our critical accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in Item 2 of this Quarterly Report and Item 7 of the Annual Report for the year ended December 31, 2011. If future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

Our ability to meet our existing or future debt obligations and to reduce our indebtedness will depend on our future performance and the other cash requirements of our business. Our performance, to a certain extent, is subject to general economic conditions, financial, competitive, business, political, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payment on our debt will depend on the satisfaction of covenants in our senior secured credit facility, the indentures and supplemental indentures governing our senior notes, other debt agreements and other agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios. We cannot assure you that we will continue to generate sufficient cash flow from operations at or above current levels or that future borrowings will be available to us under our senior secured credit facility or from other sources in an amount sufficient to enable us to service our debt or repay all of our indebtedness in a timely manner or on favorable or commercially reasonable terms, or at all. If we are unable to satisfy our financial covenants or generate sufficient cash to timely repay our debt, the lenders could accelerate the maturity of some or all of our outstanding indebtedness. As a result, we believe we may need to refinance all or a portion of our remaining existing indebtedness prior to its maturity. Disruptions in the financial markets or the general amount of debt refinancings occurring at the same time could make it more difficult to obtain debt or equity financing on reasonable terms or at all.

Our outstanding debt is subject to a change in control provision and in the event of a change in control we may not have the ability to raise the funds necessary to fulfill our obligations.

Under our indentures and supplemental indentures governing our senior notes and the terms of our Senior Secured Credit Facility, upon the occurrence of a change in control as defined therein which would include the transaction with T-Mobile contemplated in the Business Combination Agreement, if completed, we would be required to offer to repurchase all of our outstanding senior notes and repay our outstanding debt under our senior secured credit facility. Under our indentures and supplemental indentures governing our senior notes, if certain “change of control” events occur and we experience a downgrade of our credit rating within a specified period of time, each holder of notes may require us to repurchase all of such holder's notes at a purchase price equal to 101% of the principal amount of notes, plus accrued and unpaid interest. We may not have sufficient access to funds at the time of the change in control event to make the required offer to repurchase or pay down our outstanding debt. Additionally, a default under the indentures and supplemental indentures governing our senior notes would result in a default under our Senior Secured Credit Facility. Any failure to make or complete a change in control offer would place us in default under our indentures and Senior Secured Credit Facility.

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

Our Senior Secured Credit Facility and indentures and supplemental indentures governing our senior notes impose material operating and financial restrictions on us. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability to engage in some transactions, including the following:

•	incurring additional debt;

•	paying dividends, redeeming capital stock or making other restricted payments or investments;

•	selling or buying assets, properties or licenses;

•	developing assets, properties or licenses which we have or in the future may procure;

•	creating liens on assets;

•	participating in future FCC auctions of spectrum or private sales of spectrum;

•	engaging in mergers, acquisitions, business combinations, or other transactions such as the T-Mobile transaction;

•	merging, consolidating or disposing of assets;

•	entering into transactions with affiliates; and

•	placing restrictions on the ability of subsidiaries to pay dividends or make other payments.

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

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to competition, general economic downturns and industry conditions and limiting our ability to withstand competitive pressure;

•	limiting our flexibility in planning for, or reacting to, changes in our business or the communications industry;

•	limiting our ability to increase our capital expenditures to roll out new services or to upgrade our networks to new technologies;

•	limiting our ability to purchase additional spectrum or develop new metropolitan areas in the future;

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

Any of these risks could impair our ability to fund our operations, limit our ability to obtain additional spectrum, or limit our ability to expand our business as planned, which could have a material adverse effect on our business, financial condition, and operating results. In addition, a substantial portion of our debt, including borrowings under our senior secured credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have and may enter into agreements limiting our exposure to higher interest rates in the future, any such agreements may not offer complete protection from this risk, and any portion not subject to such agreements would have full exposure to higher interest rates.

Settlements, judgments, restraints on our current or future manner of doing business or legal costs resulting from pending or future litigation could have an adverse effect on our business, financial condition, and operating results.

We are regularly involved in a number of legal proceedings before various state and federal courts, the FCC, and state and local regulatory agencies. Such legal proceedings can be complex, costly, protracted and highly disruptive to business operations by diverting the attention and energies of management and other key personnel. Also, changes in the law or legal interpretations can affect the outcome of existing rules. The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The outcome of litigation, including amounts ultimately received or paid upon settlement or other resolution of litigation and other contingencies, may differ materially from amounts accrued in the financial statements. In addition, litigation or similar proceedings could impose restraints on our current or future manner of doing business. Further, litigation could be costly to defend, divert management's attention from our business, and could subject us to substantial liability. Such potential outcomes could have a material adverse effect on our business, financial condition, operating results, or ability to do business. Further, while we believe that any losses in excess of the amounts we accrue for such potential liability are remote, as litigation is uncertain and any outcome thereof is uncertain, there is the potential for a material adverse effect on our business, financial condition and operating results as a result of one or more proceedings being resolved in a particular period in an amount in excess of that accrued by us.

A portion of the voting power of our common stock is concentrated in limited number of stockholders, and their interests may be different from yours.

A certain portion of the voting power of our capital stock is concentrated in the hands of a few stockholders, some of which also have representatives who are members of our board of directors. As a result, if such persons act together, they may have the ability to significantly influence whether required consents can be obtained and may have substantial control over matters submitted to our stockholders for approval, including the election and removal of directors, changes in our capital structure, governance, stockholder approvals and the approval of any merger, consolidation or sales of all or substantially all of our assets. These stockholders may have different interests than the other holders of our common stock and may make decisions that are adverse to your interests.

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
The following table provides information about shares acquired from employees during the third quarter of 2012 as payment of withholding taxes in connection with the vesting of restricted stock:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	7,884	$6.56	—	—
August 1 - August 31	42,314	$9.48	—	—
September 1 – September 30	41,815	$9.88	—	—
Total	92,013	$9.41	—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description
2.1*
Business Combination Agreement, by and among Deutsche Telekom AG, T-Mobile USA, Inc., T-Mobile Global Zwischenholding GmbH, T-Mobile Global Holding GmbH and MetroPCS Communications, Inc., dated October 3, 2012 (Filed as Exhibit 2.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on October 3, 2012, and incorporated by reference herein).

4.1*
Amendment No. 1 to the Rights Agreement, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on October 3, 2012, and incorporated by reference herein).

10.1	Form Change in Control Agreement Amendment

10.2	Form Amendment to the [Non-Employee Director][Employee] Restricted Stock Grant Agreement

10.3	Employee Restricted Stock Grant Agreement Pursuant to the Terms of the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan

10.4	Officer Annual Cash Performance Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
————————————
* Incorporated by Reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.

Date: October 30, 2012	By:	/s/ Roger D. Linquist
Roger D. Linquist Chief Executive Officer and Chairman of the Board

Date: October 30, 2012	By:	/s/ J. Braxton Carter
J. Braxton Carter Chief Financial Officer and Vice Chairman

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*
Business Combination Agreement, by and among Deutsche Telekom AG, T-Mobile USA, Inc., T-Mobile Global Zwischenholding GmbH, T-Mobile Global Holding GmbH and MetroPCS Communications, Inc., dated October 3, 2012 (Filed as Exhibit 2.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on October 3, 2012, and incorporated by reference herein).

4.1*
Amendment No. 1 to the Rights Agreement, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on October 3, 2012, and incorporated by reference herein).

10.1	Form Change in Control Agreement Amendment

10.2	Form Amendment to the [Non-Employee Director][Employee] Restricted Stock Grant Agreement

10.3	Employee Restricted Stock Grant Agreement Pursuant to the Terms of the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan

10.4	Officer Annual Cash Performance Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
————————————
* Incorporated by Reference