Form 10-K
period 2012-12-31
METROPCS COMMUNICATIONS INC
filed 2013-03-01
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 29, 2012, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,909,770,588 based on the closing price of MetroPCS Communications, Inc. common stock on the New York Stock Exchange on June 29, 2012, of $6.05 per share.

367,887,191 shares of MetroPCS Communications, Inc. common stock were outstanding as of January 31, 2013.

METROPCS COMMUNICATIONS, INC.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this annual report that are not statements of historical fact, including statements about our beliefs, opinions and expectations, are “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include our expectations of customer growth, the causes of churn, the effect of seasonality on our business, the importance of our key non-GAAP financial measures and their use to compare companies in the industry, the effects, cost saving, future benefits or synergies of the T-Mobile Transaction, uses of CPU and EBITDA as a measure to compare performance, whether existing cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations and planned expansion, the challenges and opportunities facing our business including competitive pricing and increased promotional activity, competitive differentiators, our strategy and business plans, prospects, customer expectations, our projections of capital expenditures for 2013, continued wireline displacements, the effect of future inflation on our operations, the effect of changes in aggregate fair value of financial assets and liabilities and other statements that may relate to our plans, objectives, beliefs, strategies, goals, opinions, beliefs, future events, future revenues or performance, future capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. These forward-looking statements generally can be identified by the fact that they do not disclose or relate strictly to historical or current facts and include, without limitation, words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “predict,” “targets,” “views,” “becomes,” “project,” “should,” “would,” “could,” “may,” “will,” “suggest,” “forecast,” “potential,” and other similar expressions and variations. Forward-looking statements are contained throughout this annual report, including in the “Business," "Regulation," "Risk Factors," “Management's Discussion and Analysis of Financial Condition and Results of Operations” and "Legal Proceedings" sections of this report.

We base the forward-looking statements or projections made in this report on our current intent, expectations, plans, beliefs, opinions, projections and assumptions as of the date of this annual report that have been made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at the time such statements are made. As you read and consider this annual report, you should understand that these forward-looking statements are not guarantees of future performance or results, are made as of the date of this annual report, and no assurances can be given that such statements or results will be obtained. Although we believe that these forward-looking statements are based on reasonable intent, expectations, beliefs, opinions and assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include, but are not limited, to:

•	the highly competitive nature of the wireless broadband mobile industry and changes in the competitive landscape;

•
ours and our competitors' current and planned promotions and advertising, marketing, sales and other initiatives, including pricing decisions, entry into consolidation and alliance activities, and our ability to respond to and support them;

•	the effects of the T-Mobile Transaction on dealers, retailers, vendors, suppliers, customers, content and application providers, our equity and debt holders and our employees;

•	the diversion of management's time and attention while the T-Mobile Transaction is pending;

•	our ability to operate our business in light of the T-Mobile Transaction and the covenants contained in the Business Combination Agreement;

•
the inability to have developed or to obtain handsets, equipment or software that our customers want, demand and expect or to have handsets, equipment or software serviced, updated, revised or maintained in a timely and cost-effective manner for the prices and the features our customers want, expect or demand;

•
our ability to construct, operate and manage our network to deliver the services, content, applications, service quality and speed our customers expect and demand and to provide, maintain and increase the capacity of our network and business systems to satisfy the demands of our customers and the demands placed by devices on our network;

•
our plans and expectations relating to, without limitation, (i) our growth opportunities and competitive position; (ii) our products and services; (iii) our customer experience; (iv) our results of operations, including expected synergies from the T-Mobile Transaction, earnings and cash flows; (v) the impact of the T-Mobile Transaction on our credit rating; and (vi) integration matters;

•	the federal income tax consequences of the T-Mobile Transaction and the enactment of additional state, federal, and/or foreign regulatory and tax laws and regulations;

•	expectations, intentions and outcomes relating to outstanding litigation, including securities, class action, derivative, patent and product safety claims, by or against third parties;

•
the possibility that the T-Mobile Transaction is delayed or does not close, including due to the failure to receive the required stockholder approval or required approvals from governmental authorities necessary to satisfy the closing conditions, along with satisfaction or waiver of other closing conditions, pursuant to the Business Combination Agreement;

•	alternative acquisition proposals that could delay completion of the T-Mobile Transaction;

•	our ability to successfully integrate our business with T-Mobile and realize the expected spectrum, cost and capital expenditure savings and synergies and other benefits from the T-Mobile Transaction;

•	changes in economic, business, competitive, technological and/or regulatory factors, including the passage of legislation or action by governmental or regulatory entities;

•	any changes in the regulatory environment in which we operate, including any change or increase in restrictions on our ability to operate our network;

•
terminations of, or limitations imposed on, MetroPCS' or T-Mobile's business by, contracts entered into by either MetroPCS or T-Mobile, or the effect of provisions with respect to change in control, exclusivity, commitments or minimum purchase amounts contained in such contracts;

•	the impact of economic conditions on our business plan, strategy and stock price;

•	delays in, or changes in policies related to, income tax refunds or other governmental payments;

•	the impact on our network and business from major equipment failures and security breaches related to the network or customer information;

•	the ability to obtain financing on terms favorable to us, or at all;

•	the impact of public and private regulations;

•
possible disruptions, cyber attacks, or intrusions of our network, billing, operational support and customer care systems that may limit or disrupt our ability to provide service, or which may cause disclosure or improper use of customers' information and associated harm to our customers, systems, reputation and goodwill;

•	our continued ability to offer a diverse portfolio of wireless devices;

•	our ability to obtain and continue to obtain roaming on terms that are reasonable;

•	severe weather conditions, natural disasters, energy shortages, wars or terrorist attacks, and any resulting financial impact not covered by insurance;

•	disruptions of our key suppliers' provisioning of products, services, content or applications;

•	fluctuations in interest and exchange rates;

•	significant increases in benefit plan costs or lower investment returns on plan assets;

•	material adverse changes in labor matters, including labor negotiations or additional organizing activity, and any resulting financial and/or operational impact;

•	the diversion of management's time and attention to litigation, including litigation relating to the T-Mobile Transaction;

•
write-offs in connection with the T-Mobile Transaction, or changes in MetroPCS' and/or T-Mobile's accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	the significant capital commitments of MetroPCS and T-Mobile;

•	our ability to remain focused and keep all employees focused on the business during the pendency of the T-Mobile Transaction;

•
the current economic environment in the United States; disruptions to the credit and financial markets in the United States; and the impact of the economy on consumer demand and fluctuations in consumer demand generally for the products and services provided;

•	our ability to manage our growth, achieve planned growth, manage churn rates, maintain our cost structure and achieve additional economies of scale;

•	our ability to negotiate and maintain acceptable agreements with our suppliers and vendors, including obtaining roaming on reasonable terms;

•	the seasonality of our business and any failure to have strong customer growth in the first and fourth quarters;

•
the rates, nature, collectability and applicability of taxes and regulatory fees on the services we provide and increases or changes in taxes and regulatory fees or the services to, or the manner in, which such taxes and fees are applied, calculated, or collected;

•	the rapid technological changes in our industry, and our ability to adapt, respond and deploy new technologies, and successfully offer new services using such new technology;

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

•
our capital structure, including our indebtedness amount, the limitations imposed by the covenants in the documents governing our indebtedness and the maintenance of our financial and disclosure controls and procedures;

•	our ability to attract and retain key members of management and train personnel;

•
our reliance on third parties to provide distribution, products, software content and services that are integral to or used or sold by our business and the ability of our suppliers to perform, develop and timely provide us with technological developments, products and services we need to remain competitive;

•	governmental regulation affecting our services and changes in government regulation, and the costs of compliance and our failure to comply with such regulations; and

•	other factors described in this annual report under “Risk Factors.”

The foregoing list of factors is not exclusive. All subsequent written and oral forward-looking statements concerning us and the T-Mobile Transaction or other matters attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Forward-looking statements herein or in documents incorporated herein by reference speak only as of the date of this annual report or the applicable document incorporated herein by reference (or such earlier date as may be specified therein), as applicable, are based on current assumptions and expectations or assumptions and expectations as of the date of the document incorporated herein by reference, and are subject to the factors above, among other things, and involve risks, uncertainties, events, circumstances, uncertainties and assumptions, many of which are beyond our ability to control or predict. You should not place undue reliance on these forward-looking statements. We do not intend to, and do not undertake an obligation to, update these forward-looking statements in the future to reflect future events or circumstances, except as required by applicable securities laws and regulations. The business, financial condition, and results of operations presented for any period, including the year ended December 31, 2012, may not be indicative of the business, financial condition or results of operations for any subsequent period.

You should carefully read and consider the cautionary statements contained or referred to in this section in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf, and all future written and oral forward-looking statements attributable to us or the T-Mobile Transaction or any other matters, are expressly qualified in their entirety by the foregoing cautionary statements.

MARKET AND OTHER DATA

Market data and other statistical information used throughout this annual report or incorporated by reference into this annual report are based on independent industry publications, government publications, reports by market research firms and other published independent sources.  Some data also is based on our good faith estimates, which we derive from our review of internal surveys and independent sources, including information provided to us by the U.S. Census Bureau.  Although we believe these sources are reliable as of the date of this annual report, we have not independently verified the information.  By including such market data and information, we have not checked the accuracy of, nor do we guarantee its accuracy nor do we undertake a duty to provide such data in the future or to update such data if and when such data is updated.
This annual report may contain trademarks, service marks and trade names of companies and organizations other than us.  MetroPCS related brands, product names, company names, trademarks, service marks, images, symbols, copyrighted material, and other intellectual property are the exclusive property of MetroPCS Wireless, Inc. and its subsidiaries, parent companies, and affiliates. Copyright ©2010 MetroPCS Wireless, Inc. All rights reserved.

In this annual report on Form 10-K, unless the context indicates otherwise, references to “MetroPCS,” “MetroPCS Communications,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to MetroPCS Communications, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

PART I
Item 1. Business

General

We are the fifth largest facilities-based wireless broadband mobile communications provider in the United States based on the number of customers served. We offer wireless broadband mobile services under the MetroPCS® brand in selected major metropolitan areas in the United States. We provide a variety of wireless broadband mobile communications services to our customers on a no long-term contract, paid-in-advance basis. As of December 31, 2012, we had approximately 8.9 million customers.

MetroPCS Wireless, Inc., or Wireless, was incorporated in 1995 in the state of Delaware and maintains its corporate headquarters in Richardson, Texas. All of our services are provided through our wholly-owned subsidiaries. MetroPCS Wireless, Inc. is a wholly-owned indirect subsidiary of MetroPCS Communications, Inc. which was incorporated in 2004 in the state of Delaware. In April 2007, MetroPCS Communications consummated an initial public offering of its common stock and became listed for trading on The New York Stock Exchange under the symbol “PCS.”

Our web site address is www.metropcs.com. Information contained on, or accessible from, our web site is not incorporated by reference into this annual report and should not be considered part of this annual report or any filing we make with the United States Securities and Exchange Commission, or SEC. We file with, or furnish to, the SEC all our periodic filings and reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as well as other information. All of our filings with the SEC are available free of charge through the Investor Relations page of our web site as soon as practicable after filing or providing such information to the SEC. Copies of any of our filings with the SEC also may be obtained, without charge, by sending a written request to Investor Relations, MetroPCS Communications, Inc., 2250 Lakeside Blvd., Richardson, Texas 75082. Copies of any of our filings also can be obtained without charge from the SEC at www.sec.gov.

Business Overview

We currently provide our wireless broadband mobile services primarily in and around selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco, and Tampa/Sarasota metropolitan areas. As of December 31, 2012, we held licenses for wireless spectrum suitable for wireless broadband mobile services covering a total population of approximately 144 million people in and around many of the largest metropolitan areas in the United States. In addition, we have roaming agreements with other wireless broadband mobile carriers that allow us to offer our customers service in many areas when they are outside our service area. These roaming agreements, together with the area we serve with our own networks, allow our customers to receive service in an area covering over 280 million in total population under the Metro USA® brand. We provide our services using code division multiple access, or CDMA, networks using 1xRTT and evolution data optimized technology, or EVDO, and networks using long-term evolution, or 4G LTE, technology. As of December 31, 2012, we served approximately 98% of the population covered by our CDMA/EVDO networks with 4G LTE. See the Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1 and F-6, respectively.
T-Mobile Transaction
On October 3, 2012, MetroPCS, Deutsche Telekom AG, an Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany, or Deutsche Telekom, T-Mobile Global Zwischenholding GmbH, a Gesellschaft mit beschränkter Haftung organized and existing under the laws of the Federal Republic of Germany and a direct wholly-owned subsidiary of Deutsche Telekom, or T-Mobile Global, T-Mobile Global Holding GmbH, a Gesellschaft mit beschränkter Haftung organized and existing under the laws of the Federal Republic of Germany and a direct wholly-owned subsidiary of Global, or T-Mobile Holding, and T-Mobile USA, Inc., a Delaware corporation and a direct wholly-owned subsidiary of T-Mobile Holding, or T-Mobile, entered into the Business Combination Agreement. The combination of MetroPCS with T-Mobile we believe will create a leading value wireless carrier in the United States, which we believe will deliver an enhanced customer experience through a broader selection of affordable products and services, more network capacity and broader network coverage and a clear-cut technology path to one common long-term evolution network, which we refer to as an LTE network. We believe that the combined company will have the expanded scale, spectrum and financial resources to compete aggressively with the other larger United States wireless carriers. The Business Combination Agreement has been approved by our board of directors.

Pursuant to the Business Combination Agreement the following transactions, among others, are proposed to occur, or, collectively, the Proposed Transaction or the T-Mobile Transaction:

•
We will effect a recapitalization that includes (a) a reverse stock split, or the reverse stock split, of our common stock, which has a par value $0.0001 per share prior to the completion of the Proposed Transaction and will have a par value of $0.00001 per share following the completion of the Proposed Transaction, pursuant to which each share of our common stock outstanding as of the effective time of the reverse stock split, will represent thereafter one-half share of our common stock, and (b) a payment in cash of $1.5 billion (or approximately $4.06 per share pre reverse stock split), without interest, in the aggregate to our stockholders of record immediately following the effective time of the reverse stock split, or the Recapitalization Payment;

•
immediately following the Recapitalization Payment, we will issue and deliver to T-Mobile Holding, or its designee, 74% of the fully diluted shares of our common stock outstanding immediately following the Recapitalization Payment, (with the percentage ownership of our common stock being calculated pursuant to the Business Combination Agreement (a) under the treasury method based on the average closing price of a share of our common stock on the New York Stock Exchange for the five trading days immediately preceding the date the Proposed Transaction is closed completed after taking into account the Reverse Stock Split and the Recapitalization Payment but before taking into account the subsequent cash-out of stock options, if any, in connection with the Proposed Transaction, and (b) on a grossed up basis to take into account the number of shares of our common stock so issued to T-Mobile Holding or its designee) and T-Mobile Holding will deliver to us all issued and outstanding capital stock of T-Mobile; and

•
unless otherwise agreed to by the parties, on the business day immediately following the closing of the Reverse Stock Split, the Recapitalization Payment and the Stock Issuance, MetroPCS, Inc., a Delaware corporation, a direct wholly-owned subsidiary of us and the direct parent of MetroPCS, or HoldCo, will merge with and into Wireless, with Wireless continuing as the surviving entity, and (b) immediately afterward, Wireless will merge with and into T-Mobile, with T-Mobile continuing as the surviving entity.

In addition, in connection with the closing of the Proposed Transaction, we will amend and restate our certificate of incorporation and bylaws, change our name to “T-Mobile US, Inc.” or another name selected by Deutsche Telekom prior to the closing of the Proposed Transaction, and request the assignment of the “TMUS” ticker symbol.
Completion of the Proposed Transaction is subject to certain conditions, including, among others: (i) obtaining approval of our stockholders of the Stock Issuance and the adoption of the new amended and restated certificate of incorporation of MetroPCS, or the Required Approvals, (ii) obtaining listing approvals from the New York Stock Exchange in connection with the Stock Issuance, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, without requiring Deutsche Telekom or us to take or agree to take certain actions that would cause a material adverse effect on either of our businesses taken as a whole, (iv) receipt of Federal Communications Commission and other material governmental consents and approvals required to consummate the Proposed Transaction, without requiring Deutsche Telekom or us to take or agree to take certain actions that would cause a material adverse effect on either of our businesses taken as a whole, (v) the termination of any review by the Committee on Foreign Investment in the United States with respect to the Proposed Transaction, without requiring Deutsche Telekom or us to take or agree to take certain actions that would cause a material adverse effect on either of our businesses taken as a whole and (vi) the absence of any statute, rule, executive order, regulation, order or injunction prohibiting the consummation of the Proposed Transaction. The obligation of each of the parties under the Business Combination Agreement to consummate the Proposed Transaction is also conditioned upon the accuracy of the other party's representations and warranties (subject in certain cases to de minimis, materiality and, in most cases, material adverse effect qualifiers), the other party having performed in all material respects its obligations under the Business Combination Agreement and no circumstances occurring that would reasonably be expected to have a material adverse effect on the other party. Subject to the satisfaction of the closing conditions, we anticipate that the Proposed Transaction will be consummated in the first half of 2013. The consummation of the Proposed Transaction is not subject to any financing condition.
The Business Combination Agreement grants both us and Deutsche Telekom the right to terminate the Business Combination Agreement by mutual agreement or under certain other circumstances, including, among others, if (i) a governmental entity takes final, non-appealable action prohibiting the Proposed Transaction, (ii) the closing of the Proposed Transaction has not occurred on or before October 3, 2013, subject to a right to extend such date until January 3, 2014 if certain regulatory or governmental approvals have not been obtained, or the Outside Date, (iii) the Required Approvals are not obtained, (iv) the other party breaches its representations, warranties or covenants and the breach would result in the failure of a closing condition to be satisfied or (v) the other party suffers a material adverse effect. In addition, Deutsche Telekom has the right to terminate the Business Combination Agreement if our Board of Directors has changed its recommendation to our stockholders, or a Recommendation Change. Pursuant to the Business Combination Agreement, we will be obligated to pay Deutsche Telekom a termination fee of $150 million if (a) Deutsche Telekom terminates the Business Combination Agreement because there has been a Recommendation Change, (b) we or Deutsche Telekom terminates the Business Combination Agreement because the Required Approvals are not obtained following (i) a material breach by us of the covenants requiring us to file the proxy statement relating to the Proposed Transaction, call and hold the stockholders meeting, not solicit alternative transaction proposals or continue to recommend that our stockholders deliver the Required Approvals, which material breach is reasonably related to the failure to obtain the Required Approvals or (ii) a Recommendation Change or (c) we or Deutsche Telekom terminates the Business Combination Agreement because the Required Approvals are not obtained (other than under the circumstances described in clause (b)) or because the Outside Date has passed and (i) an alternative transaction proposal has been made and is pending at the time of termination and, within twelve months after such termination, we enter into, publicly approve or submit to our stockholders for approval, an agreement with respect to an alternative transaction, or we consummate an alternative transaction (which in each case need not be the same proposal or with the same party that made the earlier proposal) or (ii) an alternative transaction proposal has been made but was withdrawn prior to the stockholder meeting at which our stockholders voted not to grant the Required Approvals and, within twelve months after such termination, we enter into, publicly approve or submit to our stockholders for approval, an agreement with respect to an alternative transaction with the same party that made the earlier proposal that had been withdrawn. If the Business Combination Agreement is terminated due solely to a failure to obtain the necessary regulatory approvals, Deutsche Telekom must pay us a $250 million termination fee.
The Business Combination Agreement contains customary representations, warranties and covenants by the parties. We have agreed to covenants and agreements that include, among others, agreements (i) to conduct our business in the ordinary course in all material respects during the period between the execution of the Business Combination Agreement and the closing of the Proposed Transaction, (ii) not to engage in certain transactions during this period, (iii) to call and hold a meeting of our stockholders to consider and vote upon the Required Approvals and (iv) not to solicit, or provide information or enter into discussions in connection with, alternative proposals, subject to certain exceptions to permit the our Board of Directors to comply with its fiduciary duties. In addition subject to certain exceptions, our Board of Directors is required to recommend that our stockholders approve Required Approvals.

Concurrently, and in connection, with entering into the Business Combination Agreement, Deutsche Telekom and Madison Dearborn Capital Partners IV, L.P., or Madison Dearborn, entered into a voting and support agreement, pursuant to which, subject to the conditions set forth therein, Madison Dearborn agreed to, among other things, vote all shares of our common stock beneficially owned by it, as well as any additional securities which it may acquire or own, (i) in favor of the Required Approvals and (ii) against certain third party proposals to acquire us and against any other actions that could reasonably be expected to materially impede, interfere with, delay, postpone, discourage or adversely affect the Proposed Transaction or any other transactions contemplated by the Business Combination Agreement. In addition, Madison Dearborn has agreed to substantially similar non-solicitation restrictions as those imposed upon us pursuant to the Business Combination Agreement. As of December 31, 2012, Madison Dearborn beneficially owned approximately 8.31% of our outstanding common stock.

T-Mobile will sell and issue to Deutsche Telekom, on the closing date of the Reverse Stock Split, the Recapitalization Payment and the Stock Issuance, or the Closing Date, senior unsecured notes in an aggregate principal amount of up to $18.5 billion, or the Deutsche Telekom Notes, on terms and conditions set forth in the Business Combination Agreement. On December 14, 2012, Wireless completed a consent solicitation which, among other things, amended the indentures governing its senior unsecured notes so that the consummation of the Proposed Transaction would not constitute a change in control (as defined under such indentures) under such indentures. Subject to certain conditions, and considering the completed consent solicitation Wireless has the right to sell and issue to third party investors on or prior to the Closing Date up to $3.5 billion of senior unsecured notes, or the New Notes. If any New Notes are issued, such issuance will reduce dollar for dollar the principal amount of Deutsche Telecom Notes issued on the Closing Date.

The Deutsche Telekom Notes will be issued by T-Mobile to Deutsche Telekom or a subsidiary of Deutsche Telekom pursuant to an indenture, or the Deutsche Telekom Notes Indenture, containing the terms set forth described in the description of notes attached as Exhibit G to the Business Combination Agreement, or, as such Exhibit G may be amended from time to time, the Deutsche Telekom Description of Notes. Pursuant to the Business Combination Agreement, the covenants, events of default and other non-economic terms and conditions of the Deutsche Telekom Notes and any New Notes are required (after the assumption of such notes by T-Mobile, in the case of New Notes) to conform to the Deutsche Telekom Description of Notes. The Deutsche Telekom Notes will be unsecured, but guaranteed by us and by all of T-Mobile's wholly-owned domestic restricted subsidiaries (other than special purpose entities and immaterial subsidiaries), all of T-Mobile's restricted subsidiaries that guarantee certain of T-Mobile's indebtedness, and any future subsidiary of ours that directly or indirectly owns any of T-Mobile's equity interests.

Competitive Strengths

We believe our business has the following competitive strengths that distinguish us from our principal wireless competitors:

•
Our service plans. We currently offer our wireless broadband mobile services on a no long-term contract, paid-in-advance, flat-rate, and predominately unlimited usage basis. We currently provide our wireless broadband mobile services to new customers and most of our existing customers on rate plans that include all applicable taxes and regulatory fees. We believe our service plans have positioned, and will continue to position, us well for the growing trend of wireline displacement.

•
Our densely populated markets. The aggregate population density in and around the major metropolitan areas we currently serve with our own networks is substantially higher than the national average. We believe the high relative population density of the areas our networks serve results in increased efficiencies in network deployment, operations and product distribution.

•
Our cost leadership position. Our costs to provide wireless broadband mobile services allow us to offer our services on a flat-rate and predominately unlimited basis at affordable prices while maintaining cash profits per customer as a percentage of revenue per customer that we believe is among the highest in the wireless broadband mobile services industry. We currently are the fifth largest facilities-based wireless broadband mobile services provider in the United States based on number of customers served and we have enjoyed economies of scale as we increased the number of customers we serve.

•
Our advanced networks. Our networks use CDMA/EVDO and 4G LTE technologies. We believe CDMA/EVDO and 4G LTE technology provides us with substantially more voice and data capacity per MHz of spectrum than other commonly deployed wireless broadband mobile technologies.

Business Strategy

We believe the following components of our business strategy provide a foundation for our business:

•
Target underserved customer segments in our markets. We have historically predominantly targeted a mass market that we believe has been largely underserved historically by traditional wireless broadband mobile carriers.

•
Offer simple, predictable, affordable and flexible service plans. We plan to continue to focus on increasing the value proposition for our customers by offering simple, predictable, affordable and flexible service plans. We offer a variety of unlimited wireless broadband mobile service plans including CDMA service plans that include all applicable taxes and regulatory fees for a flat rate and 4G LTE wireless broadband mobile voice, text and web access services at fixed monthly rates, including all applicable taxes and regulatory fees, starting as low as $40 per month.

•
Remain one of the lowest cost wireless service providers in the United States. We plan to continue to focus on controlling our costs to allow us to remain one of the lowest cost providers of wireless broadband mobile services in the United States.

•
Expand our markets. We plan to continue to focus on expanding in and around the major metropolitan areas we currently serve, which may require us to acquire, or gain access to, additional spectrum suitable for wireless broadband mobile service or to enter into or expand our roaming arrangements with other wireless carriers so our customers can receive wireless broadband mobile service when they travel outside our network service area.

•
Continue to invest in our networks. We plan to continue to make significant capital improvements to our networks in order to offer our customers competitive and technologically-advanced services, including enhanced data services, location-based services and digital technology as they become increasingly available.

•
Offer nationwide voice, text and web services. Since January 2010, all unlimited wireless broadband mobile service plans we offer to new customers include nationwide voice, text and web access services for a flat rate inclusive of applicable taxes and regulatory fees. In order to provide these plans, we have entered into, and may enter into or expand in the future, roaming agreements with other wireless broadband mobile service providers that allow our customers to receive wireless broadband mobile services when they are outside the areas we currently serve with our networks.

Products and Services

We provide wireless broadband mobile services under the MetroPCS® brand. We offer these services under a family of service plans, which include all applicable taxes and regulatory fees and offer nationwide voice, text and web access services on a predominately unlimited, no long-term contract, paid-in-advance, flat-rate basis starting at as little as $40 per month. For an additional $5 to $30 per month, our customers may select alternative service plans that offer additional features on an unlimited basis. We also offer discounts to customers who purchase services for additional handsets on the same account. We also offer 4G LTE service plans that allow customers to enjoy unlimited voice, text and web access services at fixed monthly rates starting as low as $40 per month. For additional usage fees, we also provide certain other value-added services.

We provide the following products and services:

•
Voice services. Our voice services allow customers to place voice calls to, and receive calls from, any telephone in the world, including local, domestic long distance, and international calls. Our voice services also allow customers to receive and make calls while they are located in areas served by our networks and in those geographic areas served by the networks of certain other wireless broadband mobile carriers with whom we have roaming arrangements.

•
Data services. Our data services include text messaging services (domestic and international); multimedia messaging services; mobile Internet access; mobile instant messaging; location-based services; social networking services; push e-mail; multimedia streaming and downloads; and services provided, depending on the network and locale, through the Binary Runtime Environment for Wireless, or BREW, Blackberry, Windows, and the Android platforms, such as ringtones, ring back tones, games, content, and applications.

•	Custom calling features. We offer custom calling features, including caller ID, call waiting, three-way calling and voicemail.

•
Advanced handsets. We sell a variety of feature phones, and increasingly, smartphones, predominately manufactured by nationally recognized manufacturers for use on our network, including models that have cameras, include HTML browsers, play music, play streaming audio, display streaming video and downloaded video, and have other features facilitating digital data. We sell a variety of handsets using vendor or handset specific operating systems, such as BREW, Blackberry, Windows, and the Android operating system.

Service Areas

Our strategy is to offer our wireless broadband mobile services in major metropolitan markets and surrounding areas. We commenced providing commercial wireless broadband mobile service in the first quarter of 2002. We launched service in our current major metropolitan areas as follows:

•	Miami, Atlanta and Sacramento in the first quarter of 2002;

•	San Francisco in September 2002;

•	Tampa/Sarasota in October 2005;

•	Dallas/Fort Worth in March 2006;

•	Detroit in April 2006;

•	Orlando and portions of northern Florida in November 2006;

•	Los Angeles in September 2007;

•	Las Vegas in March 2008;

•	Philadelphia in July 2008; and

•	New York and Boston in February 2009.

We provide our wireless broadband mobile services using paired personal communications services, or PCS, spectrum and advanced wireless services, or AWS, spectrum. In addition, we hold a license for 12 MHz of paired 700 MHz Lower Band A spectrum in the Boston-Worcester, MA/NH/RI/VT basic economic area, or BEA, which, unless we receive a waiver from the Federal Communications Commission, or FCC, of the 4 year construction requirements, we plan to construct in the first half of 2013. In each of our major metropolitan areas where we provide service, as of December 31, 2012, we hold between 10 MHz and 60 MHz of paired spectrum and on average we have approximately 22 MHz of paired spectrum in the major metropolitan areas we serve. In the aggregate, as of December 31, 2012, we offer wireless broadband mobile services using our own network covering a population of approximately 103 million in the continental United States.

The map below illustrates the geographic coverage of our licensed spectrum as of December 31, 2012:
Distribution and Marketing

We offer our products and services to our customers under the MetroPCS® brand predominately through retail distribution. Our retail distribution includes independent retail outlets and Company-operated retail stores. We also offer our services over the Internet using our own branded MetroPCS® website. Our independent retail outlets include a mixture of local, regional and national mass market dealers and retailers and specialty stores. Many of our dealers own and operate more than one retail sales location and some operate in more than one of our major metropolitan areas. A substantial number of our retailers, dealers, specialty stores, and corporate store locations, and certain other locations, accept payment for our services and many also perform other services for us. A significant portion of our gross customer additions have been added through our independent retail outlets. For the year ended December 31, 2012, approximately 90% of our gross customer additions were through independent retail outlets.

Our marketing strategy has been to create and provide products, services, content and applications that drive customer growth while optimizing our marketing return on investment and minimizing the cost to acquire customers. Our marketing campaigns emphasize that MetroPCS offers simple, affordable, predictable and flexible service plans. MetroPCS builds consumer awareness and promotes the MetroPCS® brand by strategic local advertising to develop our brand and support our distribution channels. We advertise primarily through local radio, cable, television, outdoor and local print media. We also advertise through sponsorship arrangements with local, regional, and national sports teams, stadiums, and leagues. In addition, we believe we have benefited from a significant number of word-of-mouth customer referrals. Some of our independent retail locations also engage in their own local advertising which we support.

Customer Care, Billing and Support Systems

We outsource some or all of our customer care, billing, payment processing and logistics to nationally recognized third-party providers.

Our outsourced call centers are staffed with professional, and in some cases bilingual customer service personnel, who are available to assist our customers 24 hours a day, seven days a week, 365 days a year. Some of these outsourced call centers are located outside the United States, including in Mexico, Antigua, Panama, and the Philippines, which facilitates the efficient provision of customer support to our large customer base, including Spanish-speaking customers. We also provide automated voice response service to assist our customers with routine information requests. On certain of our handsets we also provide an application that allows the user to engage in certain routine customer care functions such as activation, billing inquiries and payment.

Network Operations

We operate 1xRTT CDMA networks in all of the metropolitan areas we serve and we have upgraded our networks to 4G LTE in all of our major metropolitan areas. We also have deployed EVDO at selected high use sites in our CDMA network to increase network data capacity to meet the growing data needs of our customers. Our network includes a mobile switching center (for CDMA), enhanced packet core (for 4G LTE), and IP core. These serve several purposes, including routing traffic, managing call handoffs, and managing access to the public switched telephone network (for CDMA) or the Internet (CDMA and 4G LTE). These network elements also provide access to voicemail and other value-added services, base stations (for CDMA) or eNodeBs (for 4G LTE), cell sites or distributed antenna system, or DAS, nodes, and backhaul facilities, which carry traffic to and from our cell sites and our switching or enhanced packet core facilities, consisting of a combination of dedicated circuits, cable, fiber, and microwave facilities. Currently, almost all cell sites in the network are co-located, meaning our equipment is located on leased facilities that are owned by third parties who retain the right to lease the locations to additional carriers and in many cases other wireless broadband mobile service providers already have facilities at such locations. The switching centers and national operations center provide around-the-clock monitoring of our network. We are in the process of transitioning our network operations center to a nationally recognized third party provider which transition should be completed in the first half of 2013.

Our switches connect to the public switched telephone network through fiber rings leased from third-parties, which transmit originating and terminating traffic between our equipment and local exchange and long distance carriers. We also have negotiated interconnection agreements with relevant local exchange carriers, or LECs, in our service areas.

We currently use third-party providers for domestic and international long distance services, international SMS interconnection with the public switched network and other carriers, roaming services, and the majority of our backhaul services.

Network Technology

Communications between the customer wireless device and our network is accomplished by a frequency management technology, or “air interface protocol.” We have deployed 1xRTT CDMA technology, which is one of the dominant air interface protocols, and 4G LTE, which is becoming the dominant fourth generation technology, in all of our major metropolitan areas. We also have selectively deployed EVDO at selected high usage cell sites on our CDMA network to increase data capacity. We have also begun deployment of voice over LTE, or VoLTE, which allows us to begin carrying our customer's voice traffic over our 4G LTE network. Over time as increasing numbers of our customers purchase handsets with VoLTE, we will be able to begin to repurpose our spectrum used for CDMA to 4G LTE. Our original decision to use CDMA was based on what we believe are several key advantages of CDMA over other air interface protocols existing at the time, including higher network capacity, longer handset battery life, fewer dropped calls, increased privacy and security, simplified frequency planning, and an efficient migration path as our CDMA technology evolved. We believe 4G LTE offers several key advantages over third generation and other fourth generation air interface protocols, including higher network capacity, potential worldwide market for devices and equipment, and an efficient upgrade path to VoLTE and other advanced services. The different air interface protocols we use and that other carriers use generally are incompatible with each other. Customers and former customers of other providers may not be able to use their wireless devices on our networks because either their wireless device uses a different air interface protocol, other providers may have deployed air interface protocols on different frequency bands, or the other providers with compatible air interface protocols may have restricted the customers from changing the programming of their wireless device to allow it to be used on networks other than the original provider's network. Further, not all air interfaces are deployed by other carriers in the same spectrum bands as us which may further limit our customer's ability to use their handsets on other carrier's networks.

Competition

The retail market for wireless broadband mobile services is highly competitive. We compete directly in each of our metropolitan areas with other facilities- and non-facilities-based wireless broadband mobile and fixed service providers, wireline, Internet, cable, voice over Internet Protocol, or VoIP, satellite and other communications service providers. We believe that competition for customers among wireless broadband mobile providers is based mostly on price, service area, services and features, handset selection, call quality, customer service and brand recognition.

The current facilities-based wireless broadband mobile industry includes four large national carriers - AT&T, Verizon Wireless, Sprint Nextel and T-Mobile - and their prepaid affiliates or brands and mobile virtual network operations, or MVNO.

Verizon and AT&T are diversified companies with significantly larger networks, spectrum, capital, and earnings which gives them substantial financial resources with which to compete. T-Mobile and Sprint have significantly larger networks, spectrum, capital, and financial resources than us. T-Mobile is currently a wholly-owned subsidiary of Deutsche Telekom, a large international telecommunications firm with substantial financial resources and Softbank, a large Japanese company, recently announced a deal to acquire 70% of the equity of Sprint. We also announced in October 2012 that we entered into a business combination agreement with T-Mobile USA and Deutsche Telekom to combine our business with T-Mobile USA. All of these national carriers offer post-paid plans that in most instances subsidize wireless devices, but require long-term service contracts and credit checks or deposits. Many of our competitors also offer service plans with large bundles of minutes of use at low per minute prices or price plans with unlimited nights and weekends or unlimited mobile-to-mobile, or unlimited calls to selected numbers. All of our competitors also offer, either directly or through their affiliates, unlimited fixed rate service plans similar to ours at prices which are competitive with ours. This competition could adversely affect our ability to maintain our pricing, market penetration, growth and customer retention. These unlimited fixed-rate service plans may cause other competitors to introduce similar or increasingly competitive unlimited fixed-rate plans. Following declines in the adoption of post-paid plans, some national carriers have become increasingly aggressive in offering and marketing prepaid and pay-in-advance services on a no long-term contract basis and, in some cases, have relaxed their requirements for long-term contracts or credit checks. In addition, other local or regional facilities-based wireless broadband mobile carriers, such as Cricket Communications, an affiliate of Leap Wireless International, or Leap, have unlimited fixed-rate service plans similar to ours and compete with us in certain of our metropolitan areas on a facilities-based and non-facilities-based basis.

In addition to facilities-based wireless broadband mobile carriers, the wireless broadband mobile industry also includes providers that are solely non-facilities-based MVNOs and some, such as Cricket Communications, which is a combination of facilities-based and non-facilities-based carriers, that contract with wireless network operators to provide a separately branded wireless broadband mobile service. In some cases these MVNOs have business arrangements with one of the other major nationwide wireless broadband mobile service providers, which may give them access to a more extensive network than ours and we believe at lower prices than we pay for roaming for access to service out of our service areas. These MVNOs offer competitive service plans similar to the service plans we provide in addition to offering more traditional prepaid plans that charge by the minute.

The wireless broadband industry also includes other new entrant facilities-based providers such as Clearwire and Dish Network. Clearwire has announced that it is building an LTE network, in addition to its WiMax network, using spectrum predominately in the 2.5 GHz range to construct a national network to provide wireless data and telecommunications services. Sprint has recently announced a bid to acquire the remaining ownership interests in Clearwire that it currently does not hold, which would significantly increase Sprint's spectrum holdings. Dish Network, or DISH, in 2012 closed a transaction to acquire 40 MHz of mobile satellite services spectrum. In December 2012, the FCC issued an order allowing DISH to offer terrestrial-only service over this spectrum, which would allow DISH to be able to fully compete with terrestrial wireless broadband mobile services, including our wireless broadband mobile services, and requiring DISH to construct terrestrial wireless broadband networks covering 40% of the population of the United States in five years and 70% in seven years. This construction requirement could cause DISH to construct networks and offer competing services sooner than it otherwise might have done so on its own.

The wireline voice and broadband industry also is dominated by large well-financed incumbent carriers, such as AT&T and Verizon. Large cable companies, competitive local exchange carriers and VoIP service providers also provide competition for wireline voice and broadband services. The cable industry also is dominated by large carriers such as Time Warner Cable, Comcast and Cox Communications. These cable companies, along with cable company Bright House Networks, formed a joint venture called SpectrumCo LLC, or SpectrumCo, which recently entered into agreements under which Verizon Wireless and the owners of SpectrumCo would jointly market and/or resell each other's services and jointly develop certain wireless technology.

In the future, we may face increased competition from other mobile satellite service, or MSS, providers, and from resellers of these services. In addition to the flexibility provided to DISH on its MSS spectrum, the FCC has also granted some MSS providers the flexibility to deploy an ancillary terrestrial component, or ATC, to their satellite services. This added flexibility, which has been granted to some and may be granted to other MSS operators, may enhance their ability to offer more competitive mobile services. As a result, while their future plans are uncertain, these MSS operators may compete with services we sell or plan to sell or may sell or lease their spectrum to others, including new entrants, who may compete with us. In addition, several satellite companies, computer companies, and Internet search and portal companies have indicated an interest in establishing next generation wireless networks, and certain VoIP providers have indicated that in the future they may acquire FCC licenses or use unlicensed spectrum to offer wireless services to compete directly with us. For example, Google has announced plans to offer broadband wireless data services using fiber in Kansas City, Kansas and Missouri. Google has publicly announced that the goal is to provide data at a speed of one gigabit per second, which is considerably faster than our wireless broadband mobile services. The FCC also has adopted an order that allows companies to provide wireless services on an unlicensed basis in certain unused portions of the television spectrum. Further, we also may face competition from new entrants and others using exclusively licensed or unlicensed spectrum. Additionally, we may compete in the future with companies that offer new technologies and market other services we do not offer or may not be available with our network technology, from our vendors or within our spectrum. Some of our competitors bundle, or may bundle, these other services together with their wireless communications service, which customers may find more attractive. For example, the owners of SpectrumCo, Cox and Verizon have entered agreements with Verizon that would allow each to sell the services of the other. Some energy companies and utility companies also are expanding their services to offer telecommunications and broadband services.

Congress passed legislation in 2012 which would require the FCC to auction and license up to 65 MHz of spectrum by early 2015 and to reallocate and conduct another auction within nine years for an additional 42 MHz of spectrum including spectrum at 470 MHz to 512 MHz which currently is used by public safety. Further, Congress has provided the FCC with authority to conduct incentive auctions including incentive auctions for spectrum currently held by digital television, or DTV, stations and the legislation requires the FCC to conduct the incentive auctions for DTV spectrum by 2022. In fall 2012, the FCC initiated proceedings to prepare for and seek comment on such DTV incentive auction. The FCC also has the authority to allocate spectrum on an unlicensed basis, including up to 195 MHz of unlicensed spectrum in the 5 GHz band. The FCC recently released a notice of proposed rulemaking, or NPRM, proposing to authorize 150 MHz of spectrum in the 3.5-3.65 GHz spectrum band for use in small cells and unlicensed operations. This spectrum could allow new entrants to acquire, construct and operate networks in competition with us and also could allow existing competitors to increase their spectrum holdings which might allow them to offer services that we cannot offer or have lower costs than we incur to provide similar services. Finally, the FCC now has the authority to conduct incentive auctions for spectrum in addition to the DTV spectrum.

These policies which may make available additional spectrum suitable for wireless broadband mobile in each of the metropolitan areas we serve using our networks, may lead to an increase in the number of competitors and services competitive with our services, increases their spectrum holding which could allow them to provide services at lower costs, and may enhance our competitors' ability to offer additional plans and services. Further, since many of our competitors are larger than us with significantly more customers, can sell to a larger portion of the United States population, and have greater sales of handsets, they have on occasion been able to, and may in the future be able to, convince handset manufacturers to provide the newest handsets, or certain popular or iconic handsets, exclusively to them. Further, one manufacturer of wireless products has sold its handsets directly to the public without including service and others may do so in the future. Certain of our competitors also can afford to offer handsets to potential customers at lower prices than us because they subsidize more of the price of a customer's handset, they may purchase handsets at lower prices from manufacturers than us, they have greater resources than us, they have a different business model than us, and they may require their customers to enter into long term contracts. The FCC has indicated it may examine, and Congress is considering legislation that may limit, early termination fees for the long term contracts used by national wireless broadband mobile services carriers, which could prompt them to reduce the subsidization of handsets and limit their long term contracts, which could increase their focus on unlimited services on a no-long term contract basis.

There continues to be substantial merger and acquisition activity in the wireless industry. We have in the past acquired, and may in the future acquire, spectrum to enter new metropolitan areas or increase our spectrum holdings in metropolitan areas where we currently offer service. From time to time, we undertake and consider acquisitions of, or other business combinations with, companies in addition to acquisitions of spectrum. From time to time, we also have discussions between us and other companies regarding potential acquisitions, divestitures, other business combinations, or transactions between the companies. For example, in October 2012, we announced that we had entered into a Business Combination Agreement with T-Mobile USA and Deutsche Telekom to combine our business with T-Mobile USA, which we expect to close in the first half of 2013.

Many of our competitors' resources are substantially greater, and their market shares are larger, than ours. For example, a number of our competitors have significantly greater spectrum, capital, financial, marketing, human capital, distribution and other resources than we do. Additionally, many of our wireless competitors have networks with larger coverage areas, significantly larger spectrum holdings, lower roaming prices, data roaming agreements, offer nationwide calling plans that do not give rise to additional roaming charges for their customers, and offer international voice and data roaming options for their customers. Further, the marginal incremental cost of some of our competitors may be substantially lower than our cost to provide service and may allow such competitors to price their services at rates that we cannot profitably offer. Further, some of our competitors may be able to offer services in combination with other services that we cannot in a “quad play” of voice, data, video, and mobile services.

In some instances, large national wireless broadband mobile services carriers have been reluctant to enter into voice and data roaming agreements at attractive rates with smaller and mid-tier national carriers like us or at all, which limits our ability to serve certain market segments, and recent FCC actions to promote voice and data roaming have not resolved these difficulties. This competitive pressure also may increase as our basic service plans now include nationwide service and data.

All of these factors may detract from our ability to attract customers from certain market demographics and may require us to add additional features or services to our existing service plans, or make other changes to our service plans, including pricing and usage, or offer promotions or other price concessions to customers.

Inflation

We do not believe that inflation has had a material effect on our operations.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect our net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions or in net customer losses. However, sales activity and churn can be strongly affected by the launch of new metropolitan areas, introduction of new price plans, competition, delays in tax refunds and other government benefits, general economic conditions and by promotional activity, which could reduce, accentuate, increase or outweigh certain seasonal effects. For a more detailed discussion of seasonality in our business, please read “MetroPCS Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality.”

Employees

As of December 31, 2012, we have approximately 3,700 employees. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement or represented by an employee union.

Regulation

The wireless communications industry is regulated extensively by the federal government and, to varying degrees, by state and local governments. Congress, state legislatures, municipalities, and various federal, state and local regulatory bodies have enacted, and may in the future enact, legislation, ordinances, codes, rules, regulations, and administrative decisions, and courts have issued judicial decisions, orders and decrees, affecting the communications industry. The political, legislative, regulatory and judicial climates affecting the communications industry have been, and are expected in the future to remain, in a state of constant flux.

Federal Regulation

Our business is subject to extensive federal regulation under the Communications Act of 1934, as amended, or the Communications Act, the implementing regulations adopted thereunder by the FCC, judicial and regulatory orders, decisions and decrees interpreting and implementing the Communications Act, and other federal statutes, judicial orders, regulations, rules, decisions and regulatory orders. These statutes, regulations, rules, decisions and associated policies govern, among other things, the allocation, eligibility for, technical requirements regarding the use of, and licensing of radio spectrum; the licensing, grant, ownership, lease, revocation, transfer of control and assignment of wireless spectrum and other regulatory authority; the ownership of our stock by non-United States citizens; the design, construction, deployment and discontinuance of our networks; the ongoing technical, operational and service requirements under which we must operate; the timing, nature and scope of network construction; the rates, terms and conditions of our service; the restrictions or limitations that may apply to our services or the services we must offer; the information, including billing information, we provide to our customers and the manner in which it is delivered; our protection, use and sharing of customer information, including customer personal information, customer proprietary network information, and customer location information; roaming policies; our obligations to meet various law enforcement and public safety requirements such as E-911 and the Communications Assistance for Law Enforcement Act, or CALEA; the interconnection of communications networks and the rates applicable therefore; the management of our network; our relationships with third-party application and service providers; the design and provision of subscriber equipment; the location of network assets; and the use of rights of way.

Broadband spectrum allocations

We utilize paired radio spectrum licensed by the FCC to provide our wireless broadband mobile services to our customers. The FCC has allocated paired broadband spectrum in a variety of different bands, spectrum bandwidths, and geographic license areas, and we and many of our competitors utilize a combination of spectrum in the various bands to provide wireless services. The principal terrestrially allocated spectrum bands below 3 GHz used to provide, or that could be used to provide, terrestrial broadband wireless mobile services in the United States competitive with the services we offer are described below:

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

AWS-1 spectrum. The FCC has assigned 90 MHz of spectrum for AWS. The FCC divided the 90 MHz of spectrum into two 10 MHz and one 20 MHz paired blocks assigned on a regional economic area grouping, or REAG, basis; one 10 MHz and one 20 MHz paired blocks each assigned on an economic area, or EA, basis; and a 20 MHz paired block assigned on a Cellular Marketing Area, or CMA, basis. The CMAs generally correspond to MSAs and RSAs. Under the AWS band plan, the United States is divided into 176 EAs, 12 REAGs, and 734 CMAs. The EAs are geographic areas defined by the Regional Economic Analysis Division of the Bureau of Economic Analysis, U.S. Department of Commerce, as supplemented by the FCC. REAGs are collections of EAs.

AWS-2 spectrum. The FCC has allocated 10 MHz of spectrum for AWS (otherwise known as the H Block). The FCC in December 2012 initiated a rulemaking to establish service rules for the AWS-2 spectrum, including proposals to license the AWS-2 spectrum on an EA basis and to require the licensee to provide service to at least 40% of the population in a licensed area within four years of grant and 70% by the end of the 10 year term. The FCC has stated its intent to assign the AWS-2 spectrum through competitive bidding in 2013.

700 MHz spectrum. The FCC has assigned 62 MHz of spectrum for commercial use in the 700 MHz band. The FCC divided this spectrum into two 12 MHz paired blocks, one 6 MHz unpaired block licensed on a CMA or EA basis; one 6 MHz unpaired block licensed on an Economic Area Grouping, or EAG, basis; one 22 MHz paired block licensed on a REAG basis, 4 MHz of spectrum in the 700 MHz guard band. Holders of the 22 MHz licenses, most of which are held by one of our larger nationwide competitors, must provide a network platform that is generally open to third-party wireless devices and applications, or an Open Network Platform, by allowing consumers to use the handset of their choice and to download and use the applications of their choice, subject to certain network management conditions that are intended to allow the licensee to protect the network from harm.

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

WCS spectrum. In 2010, the FCC adopted rules relating to 30 MHz of spectrum in the 2305-2320 MHz and 2345-2360 MHz bands, or the WCS spectrum, which accord licensees greater flexibility to offer, among other services, mobile broadband services. The WCS spectrum initially was auctioned in 1997 into four license blocks. Two 5 MHz paired channels were auctioned on a major economic area, or MEA, basis and two unpaired 5 MHz channels were auctioned on a REAG basis. MEAs are a collection of EAs. In October 2012, the FCC adopted a further order to provide additional flexibility for WCS licenses to provide mobile broadband services. Under the recently adopted rules, WCS licensees are subject to revised construction requirements. A significant portion of this spectrum is held by, or under contract to be purchased by, AT&T.

AWS-4 spectrum. The FCC has authorized mobile satellite licenses to use 40 MHz of the 2 GHz mobile satellite spectrum on exclusive terrestrial basis. This spectrum is currently held by a single licensee, DISH.

Future allocations. The FCC has certain broadband wireless spectrum allocation proceedings in process. For example, the FCC is considering service rules for an additional 10 MHz of paired AWS spectrum, or the J-Block, in the 2020-2025 MHz and 2175-2180 MHz bands, as well as 20 MHz of unpaired AWS spectrum, or AWS-3, in the 2155-2175 MHz band. The FCC also is considering whether the unpaired AWS-3 spectrum could be paired in either a symmetrical or asymmetrical basis with other spectrum to create more paired spectrum. Both the J-Block and AWS-3 have been allocated for advanced fixed and mobile services, including AWS. The FCC and interested parties have proposed that these blocks of spectrum be subject to various conditions, configurations and terms and conditions. Congress recently passed legislation which would require the FCC to auction and license up to 65 MHz of spectrum, including AWS-3 and up to 15 MHz of AWS-2 and the J-Block, by early 2015. The FCC in December 2012 proposed to allocate 150 MHz of spectrum in the 3.5 GHz-3.65 GHz band to be used for small cells and on an unlicensed basis. Further, Congress has provided the FCC with authority to conduct incentive auctions for both spectrum currently held by DTV stations and others, and the legislation requires the FCC to conduct the incentive auctions for DTV spectrum by 2022.

Backhaul. We also use paired and unpaired microwave spectrum to transport our traffic between our cell sites and our switches and enhanced packet core facilities. This spectrum is licensed on both a point-to-point basis and on a BTA basis.

In 2010, the FCC released its National Broadband Plan which calls for the FCC to seek to allocate 300 to 500 MHz of additional spectrum below 2.5 GHz, over the next 5 to 10 years, for use in providing wireless broadband mobile services. The FCC also is taking additional steps to repurpose spectrum for wireless broadband mobile use. As noted above, the FCC has initiated a series of proceedings designed to identify additional spectrum that can be refarmed, reassigned, or reallocated to meet a perceived need for an additional significant amount of spectrum for wireless broadband mobile services. In addition, the National Telecommunications and Information Administration, or NTIA, has issued a report identifying 155 MHz of spectrum for fast track evaluation and sets a timetable for making a total of 500 MHz of spectrum available through government coordination and reallocation. See “-General Regulatory Obligations-National Broadband Plan”. And, as noted above, Congress recently enacted legislation which provides the FCC with authority to conduct incentive auctions for both spectrum currently held by DTV stations and others, and the legislation requires the FCC to conduct the incentive auctions for DTV spectrum by 2022. Further, Congress may pass legislation or the federal government may undertake actions or proceedings in the future to reallocate spectrum from government use to private commercial use for wireless broadband mobile services or to change the rules relating to already licensed spectrum, which may allow new or existing licensees to provide services comparable to the services we provide. Despite government initiatives to identify and allocate additional spectrum for wireless broadband mobile services, there is, at present, a broadband spectrum shortage and there do not appear to be any suitable near term solutions. As a result, there is no certainty whether additional spectrum will be made available in the near term, the amount of spectrum which might ultimately be made available, the nature and extent of any required exclusion zones where the spectrum may not be used, the timing of the allocation and auction of any such spectrum, the process for clearing incumbent users, the likely configuration of, and conditions that might apply to, any such additional spectrum, or the usability of any of this spectrum for wireless services competitive with our services or by us.

License term

The broadband PCS licenses held by us have an initial term of ten years, our AWS licenses have an initial license term of fifteen years, and our 700 MHz Lower Block A license, or 700 MHz license, has an initial term of ten years from June 12, 2009. In February 2013, the FCC, on its own motion, granted 700 MHz A Block licensees, such as MetroPCS, an extension of the interim construction requirement to December 13, 2013.  However, MetroPCS continues to have a pending waiver of this interim construction requirement. If we do not receive a waiver from the FCC and fail to meet an initial construction benchmark in December of 2013 for our 700 MHz license, the license term may be shortened to June of 2017, and if we do not take meaningful steps toward construction by December 2013, we may be subject to fines and forfeitures and/or a reduction of our licensed service area. We have asked the FCC to give us additional time to meet the interim construction deadline on our 700 MHz license, but we are unable to predict with certainty the likelihood the FCC provides us with such relief.  In addition, if we fail to meet the build out requirements by the end of the license term for our 700 MHz license, we are likely to lose our authority to serve any unserved area within our 700 MHz license area and also could be subject to fines and forfeitures, including a revocation of our 700 MHz license. Each FCC broadband PCS and AWS spectrum license we have constructed is material to our ability to operate and conduct our business in the area covered by that license. We also have other licenses, such as microwave licenses, which we use to backhaul traffic from our cell sites to our switch locations.

Subject to applicable conditions, all of our licenses may be renewed at the end of their terms. Our initial broadband PCS licenses for San Francisco, Sacramento, Miami and Atlanta were granted in 1997, were renewed in 2007 and are subject to renewal in January 2017; our other broadband PCS licenses are subject to renewal from 2015 to 2021; our AWS licenses were granted in November 2007 and are subject to renewal in November 2021; and our 700 MHz license was granted in June 2008 and is subject to renewal in June 2019. We intend to file renewal applications for our licenses when the renewal filing windows open. The next wireless broadband PCS license that needs to be renewed expires in 2015.

The FCC will award a renewal expectancy with respect to licenses held by broadband commercial mobile radio service, or CMRS, licensees if the licensee meets specific performance standards. To receive a renewal expectancy, we must show that we have provided substantial service using such license during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. If we receive a renewal expectancy with respect to our existing licenses, it is very likely that the FCC will renew our existing licenses. If we do not receive a renewal expectancy with respect to our existing licenses, the FCC, in certain instances, may accept competing applications for the license renewal period, subject to a comparative hearing, and may award the license for the next term to another entity. The FCC also may deny license renewal applications for cause after appropriate notice and hearing. We believe we will be awarded a renewal expectancy with respect to each of our broadband PCS and AWS licenses.

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

Construction obligations

The FCC has established various construction obligations for wireless licenses with different requirements often applying to spectrum licensed at different points in time. For example, broadband PCS licensees holding licenses originally granted as 30 MHz licenses must construct facilities to provide service covering one-third of the population of the licensed area within five years, and two-thirds of the population of the licensed area within ten years, or otherwise provide substantial service to the licensed area within the appropriate five- and ten-year benchmarks of their initial license grant date. Broadband PCS licensees holding 10 MHz and 15 MHz licenses generally must construct facilities to provide service to 25% of the licensed area within five years of their initial license grant date, or otherwise make a showing of substantial service. Either we, or the prior licensees for acquired licenses, satisfied the applicable five-year coverage requirement for each of our broadband PCS licenses and the ten-year requirement for those PCS licenses that already have been renewed. AWS licenses are required to construct facilities to provide substantial service by the end of the initial 15-year license term. The FCC defines substantial service as service which is sound, favorable and substantially above a mediocre service level only minimally warranting renewal.

The 700 MHz licenses are subject to more stringent performance requirements. The FCC in February 2013 granted all Lower Block A 700MHz licensees a waiver from the requirement to provide wireless coverage to 35% of the geographic area of our licensed EA by June 2013, until December 2013.  Absent the FCC granting us any further relief, to avoid any possible loss of rights in connection with our 700 MHz licenses, we would need to provide wireless coverage to 35% of the geographic area of our licensed EA by December 2013, and 70% of the licensed geographic area by the end of the license term. MetroPCS continues to have a waiver of this interim construction requirement before the FCC. Our 700 MHz license has an adjacent digital television station, with which under FCC rules we must not interfere. This requirement will make construction of this license difficult and, to date, we have been unable to reach an accommodation with the television operator and our ability to do so in the future is uncertain at best. While the FCC occasionally has granted brief extensions to, and limited waivers of, license construction requirements, and we have requested an extension, we cannot determine at this time whether any such further relief will be granted.

The FCC also may adopt more stringent build-out requirements, impose sanctions on licensees which do not meet construction thresholds, or create incentives for licensees to accelerate their build-out as a result of the FCC's concern over a shortage of needed broadband wireless spectrum. The FCC also could act on its NPRM and impose more stringent renewal and discontinuance of service requirements, and apply those changes retroactively to existing licenses that will be renewed in the future.

Revocation of licenses

The FCC may deny applications for FCC licenses, deny renewal of FCC licenses, and revoke FCC licenses, in extreme cases where a licensee is found to have failed to meet the applicable licensing standards, failed to meet FCC or abide by FCC rules, regulations, orders or statutes, or lack the requisite qualifications to be a licensee. For example, the FCC may revoke a license or deny an application of an entity found in a judicial or administrative proceeding to have, or to be controlled by persons or parties who have, knowingly or repeatedly engaged in conduct which is a felony under federal or state law, possession or sale of illegal drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, serious violations of the Communications Act or FCC regulations, or a failure to meet construction obligations. If any FCC license of ours is denied or revoked for cause, this action may have an impact on the retention of existing or the renewal of existing licenses, or in our ability to secure additional spectrum in the future, via auctions or through assignments in connection with private transactions with third parties.

Transfer and assignment of FCC licenses

The Communications Act requires prior FCC approval for assignments or transfers of control of any license or construction permit, with limited exceptions. In granting FCC approval for assignments or transfers, the FCC may impose conditions, limitations, restrictions, or requirements which it finds to be in the public interest. To date, we have managed to secure FCC consent to a variety of assignments and transfers without undue delay or the imposition of conditions, limitations, restrictions, or requirements outside of the ordinary course. If we are acquired, or acquire another entity, or experience a change in control, the FCC may disapprove the transfer of control or assignment, impose conditions, limitations, restrictions, or requirements or otherwise require divestitures of some or all of our spectrum, licenses, or other assets. We have filed transfer of control applications with respect to the T-Mobile Transaction with respect to our licenses, but we can give no assurance when or if the FCC will consent to such transfer of control or if it will impose conditions on such consent.

Disaggregation, partitioning and spectrum leasing

The FCC allows spectrum and geographic license areas to be subdivided, partitioned, or disaggregated, geographically or by bandwidth, with each resulting license covering a smaller license area and/or including less spectrum. Any such partition or disaggregation is subject to FCC approval, which historically has been granted, but cannot be guaranteed. The FCC also has adopted policies to facilitate development of a secondary market for unused or underused wireless spectrum by permitting the leasing of spectrum to third parties. These policies provide us, new entrants, and our competitors with alternative means to obtain additional spectrum and allow us to dispose of excess spectrum, subject to FCC approval and applicable FCC conditions.

Spectrum and market concentration limits

The FCC has certain policies intended to prevent undue concentration of the terrestrial wireless broadband mobile services market. For example, the FCC applies heightened scrutiny to transactions in which wireless spectrum is being assigned or transferred whenever both parties to the transaction hold spectrum suitable for wireless broadband mobile services in the same or in an overlapping area. At present, the FCC will screen a transaction for competitive concerns if, upon consummation, the acquirer, and any affiliated group whose spectrum is attributed to the acquirer, holds more than a certain amount of spectrum in a single market, or if there would be a material change in the post-transaction market share concentrations as measured by the Herfindahl-Hirschman Index. The amount of spectrum attributed to a licensee for spectrum screening purposes in a particular geographic area depends on the availability of certain spectrum in that geographic area. The FCC previously has revised its spectrum screen in the context of its review of certain transactions, and it may do so again in the future. This screen also applies to spectrum acquired via auction. These benchmarks are subject to pending reconsideration proceedings at the FCC.

The FCC released an NPRM in October 2012 seeking comment on whether to use a different method to determine undue concentration with respect to spectrum holdings, including whether to eliminate the case-by-case application of a spectrum screen in favor of a bright-line spectrum cap. We are unable to predict with any certainty the likely timing or outcome of this proceeding.

We are well below the current spectrum aggregation screen in all of the geographic areas in which we hold licenses, which means that the FCC's spectrum concentration policies should not prevent us from acquiring additional spectrum either by auction or in private transactions, and we may be able to be acquired by certain other carriers. In addition, in connection with the T-Mobile Transaction, our spectrum holdings when combined with T-Mobile are less than the current spectrum screen in each area where we hold licenses. However, the FCC's current retention of a case-by-case approach to spectrum acquisition and the continuing revision upward of the spectrum screen may allow our competitors to make additional acquisitions of spectrum and further improve their relative spectrum positions and competitive strength. Some of our competitors may have spectrum holdings close to, at, or over the spectrum screen amount in the areas licensed to us and any acquisition of us or spectrum from us by such competitors may not be approved or divesture may be required which could deter such competitors from acquiring us or engaging in spectrum swaps or transactions with us, or could limit the price they may be willing to pay to acquire us.

Foreign ownership restrictions

The Communications Act authorizes the FCC to restrict the ownership levels held by foreign nationals or their representatives, a foreign government or its representative, or any corporation organized under the laws of a foreign country. Generally, the law prohibits indirect foreign ownership of over 25% of our common stock. Our stock is freely tradable on the NYSE and foreign ownership of our common stock could exceed this 25% threshold without our knowledge. If ownership of our common stock by non-United States citizens or entities exceeds 25%, the FCC may revoke our licenses or require us to restructure our ownership or we may be required to purchase such interest to reduce our foreign ownership below 25%. However, upon application, the FCC may issue a declaratory ruling permitting additional indirect foreign ownership in excess of the statutory 25% benchmark for CMRS licenses, such as us, particularly if that interest is held by an entity or entities that are citizens of, representatives of or organized under the laws of countries that are members of the World Trade Organization, or WTO. For investors from countries that are not members of the WTO, the FCC will determine if the home country extends reciprocal treatment, called “effective competitive opportunities,” to United States entities. If these opportunities do not exist, the FCC may not permit such foreign investment beyond the 25% benchmark. We have established internal procedures to ascertain the nature and extent of our foreign ownership, and we believe that the indirect ownership of our equity by foreign entities is below the benchmarks established by the Communications Act. If we were to have foreign ownership in excess of the limits, we have the right to acquire that portion of the foreign investment which places us over the foreign ownership restriction as set forth in our articles of incorporation.

The currently pending Proposed Transaction with Deutsche Telekom will require us to obtain a declaratory ruling regarding the FCC foreign ownership requirements before we can consummate the Proposed Transaction. We have filed an application seeking such a declaratory ruling, but we cannot give any assurance that the declaratory ruling will be granted, when it will be granted, or that the Proposed Transaction will close.

General regulatory obligations

The Communications Act and the FCC's rules impose a number of requirements on wireless broadband mobile services licensees. A failure to meet or maintain compliance with the Communications Act and the FCC's rules could subject us to fines, forfeitures, penalties, license revocations, license conditions, or other sanctions, including the imposition of mandatory reporting requirements, compliance or training programs or corporate monitoring, or limitations on our ability to participate in future FCC auctions or to acquire spectrum.

CMRS classification. Certain of our wireless broadband mobile services are classified at the federal level as CMRS. The FCC regulates providers of CMRS services as common carriers, which subjects us to many requirements under the Communications Act and FCC rules and regulations when we provide such services. The FCC, however, has exempted CMRS services from some typical common carrier regulations, such as tariff and interstate certification filings, which allows us and our competitors to respond more quickly to competition in the marketplace. The FCC also is encouraged by federal law to reduce unreasonable disparities in the regulatory treatment of similar wireless broadband mobile services, such as cellular, broadband PCS, AWS, 700 MHz, and Enhanced Specialized Mobile Radio, or ESMR, services. Federal law also preempts state rate and entry regulation of CMRS providers, but allows states to regulate the other terms and conditions of service.

The FCC has found, for the time being, that wireless broadband Internet access service offered at speeds in excess of 200 kbps in at least one direction, which would include our 4G LTE services and certain of our CDMA services, is an information service under the Communications Act, and thus is not subject to traditional common carrier regulation. In addition, the FCC has found that the transmission component of wireless broadband Internet access service meets the definition of telecommunications under the Communications Act and that the offering of a telecommunications transmission component as part of a functionally integrated Internet access service offering is not a regulated telecommunications service, but rather as an information service, under the Communications Act. Further, the FCC has found that wireless broadband mobile Internet access service is not a “commercial mobile service” under Section 332 of the Communications Act. Consequently, carriers offering wireless broadband mobile Internet access services are not considered common carriers and have no common carrier obligations with respect to this service. Accordingly, as a result of such classification decisions, we and our competitors generally have greater flexibility in establishing the terms and conditions, including pricing, of this service than we do for services classified as common carrier services. However, these classification decisions could change over time, either as a result of FCC or Congressional actions, in an effort to assure that competing services are subject to comparable regulatory requirements. For example, the FCC has adopted rules, commonly referred to as the “Net Neutrality” or “Open Internet” rules, subjecting wireless broadband mobile Internet access providers, such as us, to certain transparency requirements, and certain restrictions on the blocking of access to lawful websites and some third party applications, subject to our ability to engage in reasonable network management practices. These rules could limit our ability to provide certain services, require us not to block customers' access to services competitive with our voice and video telephone services, and could limit our ability to establish the terms and conditions, including pricing, of Internet access offered by us. See “-Network Management and Net Neutrality.”

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

Roaming. The FCC requires CMRS providers to permit customers of other carriers to roam “manually” on their networks, for example, by supplying a credit card number, as long as the roaming customer's handset is technically capable with the roamed-on network. The FCC also has ruled that providing automatic voice roaming is a common carrier obligation for CMRS carriers and, as a result, CMRS carriers are legally obligated to provide certain automatic voice roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non-discriminatory basis pursuant to Sections 201 and 202 of the Communications Act.

In assessing whether a request is reasonable, the FCC will consider the totality of the circumstances and may use a number of factors, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available, to determine whether a particular roaming request is reasonable. Our potential roaming partners may utilize these factors to deny requests by us for automatic voice roaming services for our customers. Specifically, this automatic voice roaming obligation extends to services such as ours that are real-time, two-way switched voice or data services, such as short message services, that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-offs of subscriber calls. Automatic voice roaming rights are important to us because we provide service in a limited number of metropolitan areas in the United States and must rely on other carriers in order to allow our customers to receive services outside our existing metropolitan areas. All the service plans we now offer to new subscribers (and to all existing customers who opt-in) include service coverage outside where we have constructed our network or where we do not have licenses to provide service.

In 2011, the FCC found that the automatic roaming obligation should be extended to services that are classified as information services (such as high speed wireless broadband mobile Internet access services) or to services that are not CMRS. The FCC found that such automatic data roaming, while not a common carrier service, nonetheless shall be offered by the providers of such services on a commercially reasonable basis, when technologically compatible and technologically feasible. In doing so, the FCC may use a number of factors to determine the commercial reasonableness of a request for such services, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available, to determine whether a particular roaming request is reasonable. If we are unable to obtain automatic data roaming at reasonable rates, we could have difficulty attracting and retaining certain groups of customers, especially customers using Smartphones, including Android handsets, or using our 4G LTE services.

In its approval of the Verizon Wireless purchase of Alltel Wireless, the FCC imposed conditions on Verizon Wireless that allow carriers like us who had roaming agreements with both Verizon Wireless and Alltel Wireless to choose which agreement would govern all traffic exchanged with the post-merger Verizon Wireless until January 2013. We have elected to have the Alltel Wireless roaming agreement govern all of our roaming traffic with the combined Verizon Wireless-Alltel. We and others have asked the FCC to clarify these requirements, to extend the current commitment to January 2016 and to require post-merger Verizon Wireless to offer automatic roaming for data services and features on a non-discriminatory basis. The FCC has not acted on this extension request and, to date, Verizon Wireless has not agreed to negotiate modified terms or an extended date for the current agreement or to include data services at attractive rates.

National broadband plan. The American Recovery and Reinvestment Act of 2009, or Recovery Act, required the FCC to coordinate with NTIA, to establish a National Broadband Plan and benchmarks designed to ensure that all people of the United States have access to broadband capability. The resulting National Broadband Plan, which was released on March 16, 2010, makes numerous recommendations to the FCC, Congress and other regulatory agencies in an effort to promote broadband deployment. For instance, as noted above, the National Broadband Plan recommends that the FCC make available 500 MHz of additional spectrum for mobile broadband wireless services within the next ten years, of which 300 MHz is recommended to be made available for mobile use within five years. The National Broadband Plan also makes recommendations regarding FCC action in the areas of intercarrier compensation, universal service, increasing competition, and a number of other regulatory issues. The FCC has initiated various regulatory proceedings in an effort to implement certain recommendations in the National Broadband Plan and the FCC has acted on some of these recommendations, but the timing of any FCC action on the pending regulatory proceedings and the remaining recommendations is uncertain. See “-Interconnection” and “-Universal Service Fund.”

Network management and net neutrality. In December 2010, the FCC adopted net neutrality regulations that apply to broadband wireless Internet access services, including those offered by us. These rules codified a number of the FCC's prior open Internet policy principles, and added additional nondiscrimination and transparency requirements. The transparency rule, which applies to both fixed and mobile wireless Internet access service providers, requires providers to make available relevant information regarding network management practices to the consumers who purchase their services, and to content, application and service providers who seek access to a carrier's network. In other respects, the new rules differ for wireline broadband Internet providers, such as cable companies and wireline telephone companies, and for mobile wireless broadband Internet providers, such as us. Fixed wireline broadband Internet providers are not allowed to block lawful content, applications, services, or non-harmful devices, and cannot unreasonably discriminate in transmitting lawful network traffic over a consumer's broadband Internet access service. Mobile wireless broadband Internet providers are not subject to the broader wireline non-discrimination requirement, but wireless providers cannot block consumers from accessing lawful websites, nor block applications that compete with the provider's voice or video telephony services. The rules for both fixed and wireless providers also allow us to engage in reasonable network management practices. All of the rules noted above are also subject to the needs of law enforcement, public safety and homeland and national security. These rules became effective on November 20, 2011. MetroPCS and Verizon Wireless have filed appeals of the FCC's rules in the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict with any certainly the outcome of such appeals. Several public interest groups have sent letters to the FCC alleging that certain 4G LTE rate plans offered by us violate the new regulations and have asked the FCC to investigate. We have responded to these allegations at the FCC as we believe our 4G LTE rate plans do not violate such regulations. We also cannot predict with any certainty the outcome of such letters or the timing of any such resolution.

Interconnection. Under FCC rules, all telecommunications carriers are obligated upon reasonable request to interconnect, directly or indirectly, with the facilities and networks of other telecommunications carriers. All LECs also must, upon request, enter into mutual or reciprocal compensation arrangements with CMRS carriers for the exchange of intra-MTA traffic. Under the revised intercarrier compensation regime adopted by the FCC in October 2011, where no pre-existing agreement between the carriers exists as of December 2011 for the exchange of intraMTA traffic, such traffic between CMRS providers and most LECs is to be compensated pursuant to a bill-and-keep regime in which each provider receives compensation for any costs associated with transporting and terminating calls from their own end user customers. In addition, the FCC has determined that such rule is a change in law, and that contracts with change in law provisions, as of July 1, 2012, may be amended to reflect the FCC's revised bill-and-keep intercarrier compensation rules for the exchange of CMRS and LEC traffic. CMRS carriers also have an obligation to engage in voluntary negotiation and may be subject to arbitration with incumbent local exchange carriers similar to those imposed on the incumbent local exchange carriers pursuant to Section 252 of the Communications Act if the parties do not reach agreement. Once an incumbent local exchange carrier requests negotiation of an interconnection arrangement, both carriers are obligated to begin paying the FCC's default rates for all intra-MTA traffic exchanged after the request for negotiation, which after July 1, 2012 would be under a bill-and-keep compensation arrangement. Since 2005, no LEC has been permitted to impose rates by state tariff on a going-forward basis for the termination of a CMRS carrier's intra-MTA traffic. We generally have been successful in negotiating arrangements with local exchange carriers and CMRS carriers with whom we exchange intra-MTA traffic, and we expect most parties to eventually reach the bill-and-keep default compensation system adopted by the FCC.

The substantial revision of the intercarrier compensation scheme by the FCC in 2011 is beneficial to us in several respects, but there is some uncertainty whether the rules will be upheld. The rules have been appealed by numerous parties, and we have intervened in the appeal on the side of the FCC. The timing and outcome of the appeal proceeding are uncertain at this time.

Access. In order to offer domestic and international long distance services to our customers, we resell domestic and international long distance services provided by third parties. Those third parties are obligated to pay compensation to the telecommunications carriers who terminate our subscribers' long distance calls. Historically, CMRS carriers generally have not been entitled to receive direct access payments for the long distance calls they terminate absent voluntary agreement. In contrast, wireline companies are generally paid to terminate long distance traffic, which can give them the incentive to artificially stimulate traffic. The FCC has concluded that certain traffic stimulation activities of LECs, which are alleged to generate excessive access fees for switched access traffic and which could affect compensation for interstate traffic delivered by CMRS carriers to LECs, are not reasonable. In October 2011, the FCC adopted measures to decrease traffic stimulation. If such measures are successful, they may reduce the rate we are obligated to pay for long distance services. In addition, the FCC has adopted interexchange access rate reductions which reduce the amount interexchange carriers are required to pay local exchange carriers to complete domestic long distance calls. These rules also have been appealed in the same proceeding as the intercarrier compensation order and the timing and the outcome of such proceeding are uncertain at this time.

Universal service fund (USF). The FCC has adopted rules requiring interstate communications carriers, including CMRS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses certain communications carriers who are providing subsidized basic communications services to underserved areas and users. The FCC requires carriers providing both intrastate and interstate services, such as us, to contribute to the USF fund based upon the percentage of their traffic which is interstate. The FCC permits CMRS carriers to use a safe-harbor percentage of their total traffic to determine the amount of interstate traffic for their USF contribution and, historically, we have made these FCC-required payments using the FCC safe-harbor percentage. However, starting in 2010, we stopped using the FCC safe-harbor percentage and began determining the amount of our interstate traffic based on a traffic analysis of our actual customers' usage. Further, USF contributions are based only in revenues derived from telecommunications services. Broadband information services, such as broadband Internet access, currently are not included in determining the percentage of interstate traffic. We determine on a service-by-service basis what services, and the amounts of a bundled service, that are attributable to telecommunication services and information services. The FCC has rules that govern the nature and extent of the recovery of USF related fees and charges that carriers can recover from customers. We recovered these payments from all customers until January 2010 when we launched tax and regulatory fees inclusive, flat-rate service plans where we include such charges in the rates of such tax and regulatory fees inclusive service plans. The FCC in 2011 adopted a significant overhaul of its universal service program, most significantly shifting the focus of the program to the deployment of broadband services in unserved areas. These rules adopt comprehensive reforms of the universal service system, including how carriers may recover their costs from customers and how USF funds will be distributed among and between states, carriers and services. The FCC also has rulemaking proceedings pending in which it is considering a comprehensive reform of the manner in which it assesses carrier USF contributions. Some of the proposals may include broadening the services required to be included within the assessable base for USF contributions. Since all of our current plans for new customers include all taxes and regulatory fees, any increase in our USF contributions would increase our costs of providing service. It is unclear at this time how our customers will be affected by these reforms. In addition, numerous carriers have appealed the FCC's Order for Intercarrier Compensation/Universal Service Reform. We cannot predict with any certainty the outcome of such appeals.

Eligible telecommunications carriers. Wireless broadband mobile carriers may be designated as Eligible Telecommunications Carriers, or ETCs, and may receive universal service support from the USF for providing service to customers using wireless service in high cost areas or to certain qualifying low income customers. Certain competing wireless broadband mobile carriers operating in areas where we operate have obtained or applied for ETC status. Their receipt of universal service support funds may affect our competitive status in a particular area by allowing our competitors to offer service at a lower rate or for free, subsidized by the USF. In some instances, the USF support program has been the target of claims that it is subject to excessive fraud, waste and abuse, and the FCC is looking into and seeking to address these concerns. In October 2011, the FCC's universal service fund reforms significantly revised the amounts and manner in which ETCs may receive universal services funds, as well as the obligations that apply to carriers accepting such funds. We may decide in the future to apply for an ETC designation in certain qualifying high cost areas where we provide wireless services or to provide subsidized service to certain low income customers, though our ability to qualify may be affected by ongoing changes and possible future limitations in the program. If we are approved, these payments would be an additional revenue source that we could use to support the services we provide in high cost areas or to certain low income customers. The FCC also adopted in October 2011 a Mobility Fund using universal service funds that includes a one-time distribution of $300 million, and an annual distribution of $500 million using a reverse auction methodology. These funds require the recipient to offer various services based upon criteria set by the FCC. This Mobility Fund would be used to support private investment to improve the coverage of current generation or better mobile voice and wireless broadband mobile Internet access service in areas where such coverage currently is missing. We did not participate in the Mobility Fund reverse auction that concluded in October 2012.

Services to persons with disabilities. Telecommunications carriers are required to make their services reasonably accessible to persons with disabilities. These FCC rules generally require service providers to offer equipment and services accessible to and usable by persons with disabilities, if readily achievable, and to comply with FCC-mandated complaint/grievance procedures. These rules are largely untested and are subject to interpretation through the FCC's complaint process. These rules focus mainly on requirements that must be met by the manufacturers of wireless equipment, but a certain percentage of our handsets must be hearing aid compatible and we have reporting requirements. In addition, we are required to offer these hearing aid-compatible wireless phones for each air interface we provide. As a result, this requirement may limit our ability to offer services using new air interfaces, may limit the number of handsets we can offer, or may increase the costs of handsets for those new air interfaces.

In October 2010, the President signed into law the Twenty-First Century Communications and Video Accessibility Act of 2010, or the Accessibility Act. The Accessibility Act is intended to ensure that individuals with disabilities have access to emerging Internet-protocol-based communication and video programming technologies in the 21st Century, by updating requirements of television, telephone, and Internet service providers. These new obligations govern the provision of advanced communications services, including interconnected and non-interconnected VoIP services, to persons with disabilities, record-keeping related to adherence to these policies, and the provision of Internet browsers suitable for blind or visually-impaired individuals. The Accessibility Act requires the FCC to implement its provisions, and the FCC has issued a series of public notices and order seeking comment on, and implementing aspects of the Accessibility Act. We also have reporting requirements related to such requirements.

E-911 service. The FCC requires CMRS providers to implement basic 911 and enhanced, or E-911, emergency services for our voice services. Our obligation to implement these services is incurred in stages on a market-by-market basis as local emergency service providers become equipped to handle E-911 calls. E-911 services allow state and local emergency service providers to better identify and locate wireless callers, including callers using special devices for the hearing impaired. The network equipment and handsets we utilize are capable of meeting the FCC's E-911 requirements and we have constructed facilities to implement these capabilities in areas where we have had requests to do so from local public safety emergency service providers, or PSAPs. Because we employ a handset-based location technology, we also are subject to the FCC rules that require us to ensure that specified percentages of the handsets in service on our systems are location-capable and meet certain location accuracy standards. The FCC has issued an NPRM seeking comment on the current state of wireless location technologies, and has posed questions about possible future modifications and enhancements to the current rules. In an accompanying NOI, the FCC seeks comment on issues associated with VoIP services, including whether 911/E911 obligations should be extended to non-interconnected VoIP services and short message services. The FCC actively monitors the compliance by CMRS carriers with E-911 requirements. The FCC has in the past, and may in the future, impose substantial fines, forfeitures and penalties on wireless broadband mobile carriers for their failure to comply with the FCC's E-911 rules and could impose other sanctions, including revocation of licenses or the imposition of mandatory reporting requirements, license conditions, corporate monitors, and compliance programs. The FCC also has rules under which wireless broadband mobile carriers may be required to offer priority E-911 services to the public safety agencies under certain circumstances. While we may in certain instances be able to recover the expenses associated with E-911, certain states in which we do business may limit or eliminate our ability to recover our E-911 costs. The FCC also is considering rules, both interim and long term, dealing with text-to-911 services. In December 2012, the four nationwide wireless broadband mobile carriers agreed to voluntarily provide text-to-911 services to capable PSAPs beginning in June 2014 and to begin providing a bounceback text message to persons texting 911 by June 2013 stating when text-to-911 services are not available. We will provide the bounceback message by June 2013. We are unable to predict with certainty the timing and likely outcome of any proceeding requiring text-to-911 or the impact it will have on our service or cost of providing service.

Spectrum clearing. Spectrum allocated for AWS has been utilized by a variety of categories of commercial and governmental users. For example, the AWS-1 spectrum we hold was utilized by certain governmental users, many of whom are required over time to relocate from the AWS-1 spectrum. However, in some cases, not all incumbent users have relocated or are obligated to relocate and, in other cases, may not be obligated to relocate for some period of time, with varying time frames for relocation. To foster the orderly clearing of the spectrum, the FCC adopted a transition and cost sharing plan pursuant to which incumbent non-governmental users are reimbursed for relocating to other spectrum and with the costs of relocation being shared by AWS-1 licensees benefiting from the relocation. Under the FCC relocation plan, the AWS-1 licensee and the incumbent non-governmental user negotiate voluntarily for three years and then, if no agreement has been reached, the incumbent licensee is subject to mandatory relocation procedures in which the AWS-1 licensee can relocate the incumbent non-governmental licensee at the AWS-1 licensee's expense. Since our AWS licenses were granted in 2006, the time period for voluntary negotiations has lapsed and the prior licenses are obligated to move.

Siting issues. The location and characteristics of wireless antennas, DAS systems and nodes, base stations and towers are subject to FCC and Federal Aviation Administration, or FAA, regulations, federal environmental regulations, and other federal, state, and local regulations, including local zoning, building, and electrical requirements. The FCC has adopted rules that are intended to expedite siting decisions by state and local authorities, but the rules are the subject of an appeal currently pending before the United States Supreme Court. We cannot predict with any certainty the timing or outcome of such appeal. With respect to AWS-1 sites, we must notify the FAA when we add AWS-1 frequencies to existing sites that already have been determined not to be a hazard to air navigation by the FAA. Antenna structures used by us and other wireless providers also are subject to FCC rules implementing the National Environmental Policy Act and the National Historic Preservation Act. Under these rules, construction cannot begin on any structure that may significantly affect the human environment, or that may affect historic properties, until the wireless provider has filed an environmental assessment with and obtained approval from the FCC or a local agency. Processing of environmental assessments can delay construction of tower and antenna facilities, particularly if the FCC or local agency determines that additional information is required or if community opposition arises. In addition, several environmental groups have requested various changes to the FCC's environmental processing rules, challenged specific environmental assessments as failing statutory requirements and sought to have the FCC conduct a comprehensive assessment of the environmental effects of antenna tower construction. The FCC also has been ordered by the Court of Appeals for the DC Circuit to further consider the impact that communications facilities, including wireless towers and antennas, may have on migratory birds, and the FCC recently issued an order adopting procedures to mitigate such concerns. In the meantime, there are a variety of federal and state court actions in which citizen and environmental groups have sought to deny individual tower approvals based upon potential adverse impacts to migratory birds. Compliance with these rules and regulations has not had a significant impact on us from a financial or competitive position; however, we cannot be certain of what changes may occur that could have an impact on us in the future or whether certain groups may be successful in their endeavors.

Communications assistance for law enforcement act (CALEA). Federal law requires CMRS carriers to assist law enforcement agencies with lawful wiretaps, and imposes wiretap-related record-keeping and personnel-related obligations on us. CALEA establishes a safe harbor for compliance if a carrier complies with industry standards for the services provided. Regulatory standards have been developed for switched voice and packet data services, but have not been adopted with respect to new services, such as rich communication services or VoLTE. Historically, our customer base may have been, and may continue to be, subject to a greater percentage of law enforcement requests than those of other carriers and, as a result, our compliance expenses may be proportionately greater. As our services evolve, we will have to ensure that our services continue to meet CALEA requirements and any new standards that are adopted. As these standards develop we may have to expand capital expenditures and other costs to remain in compliance with CALEA.

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

Regulatory fees. We are obligated to pay certain annual regulatory fees and assessments to support FCC wireless industry regulation, as well as fees supporting federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for the hearing-impaired and application filing fees. These fees are subject to change periodically by the FCC and the manner in which carriers may recoup these fees from customers is subject to various restrictions. In January 2010, we launched tax and regulatory fees inclusive, flat-rate service plans where we include these fees in the rates of our service plans. As a result, we may be disproportionately adversely impacted by periodic increases in regulatory fees and other assessments.

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

Congress and state legislators also have passed, and may pass, legislation governing the use and protection of CPNI and other personal information. For example, Congress enacted the Telephone Records and Privacy Protection Act of 2006, which imposes criminal penalties upon persons who purchase without a customer's consent, or use fraud to gain unauthorized access to, telephone records. In addition, certain states have enacted, and other states and Congress in the future may enact, legislature relating to customer personal information. The recent and pending legislation (if enacted) may require us to change how we protect our customer's CPNI and other personal information.

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

Emergency warning. The FCC has adopted technical standards, protocols, procedures, and other requirements under the Warning, Alert, and Response Network Act, or WARN Act, to govern emergency alerting standards for CMRS providers which voluntarily elect to participate. We have elected to participate in the voluntary emergency alert program and have initiated our mobile alert system, although we could alter our election at a future date. Under the adopted rules, a participating carrier must notify customers of the availability of emergency alerts but may not charge separately for the alerting capability and the CMRS carrier's liability related to, or any harm resulting from, the transmission of, or failure to transmit, an emergency alert is limited.

White spaces. The FCC has adopted rules to allow unlicensed radio transmitters to operate in the unused broadcast digital television spectrum, or White Spaces. The FCC's rules provide for both fixed and personal/portable devices to operate in the White Spaces on an unlicensed basis, subject to various protections to existing users of the spectrum. Policies and industry protocols are in the process of being developed to implement this program. Other companies may offer services in the White Spaces that compete with services offered by us. It is also unclear how these rules may be changed when the FCC engages in the incentive auctions for broadcast digital television and the recoding of digital television stations following the incentive auction.

Regulatory classifications. In January 2008, the FCC solicited comments on whether text messages and short codes are common carrier services to which CMRS carriers must provide non-discriminatory access. The outcome and such timing of any FCC action, or the effect that such a ruling would have on us, is presently unknown. In 2011, the FCC sought comment on a petition by the Universal Service Fund Administration requesting that the FCC provide guidance as to whether short message services revenues are to be included in a carrier's interstate revenues for the purpose of calculating USF contributions. Such issue has been included in the FCC proceeding regarding USF contributions. See “-Universal Service Fund.” Since a significant portion of our customers are on our regulatory and tax unlimited service plans, the outcome of this proceeding could affect our costs. The outcome of this or the USF proceeding is uncertain at this time.

Outage reporting. The FCC requires all telecommunications carriers to report outages meeting certain specified criteria to the FCC. These reporting requirements are quite stringent and affect the way we track and gather data regarding system outages and repair outages. Outage reporting is subject to active regulatory oversight, and we are potentially subject to fines and forfeitures if we fail to make timely reports. The FCC recently extended these outage reporting rules to voice over internet protocol, or VoIP, service providers, which may include the VoLTE services we provide.

Service during emergencies. At various times the FCC has initiated inquiries regarding communications service disruptions that have occurred as a result of natural disasters, for example Hurricane Katrina, and other emergencies, such as the 9/11 terrorist attacks. The FCC is considering whether rules, regulations or policies need to be put in place to improve the reliability and resiliency of the communications network, including possible back up power requirements at some or all sites. Any such requirements could have an adverse financial impact on us, and the impact could be disproportionately unfavorable because of the number of small DAS cells that we operate.

Customer complaints. The FCC has established a process by which customers of wireless service providers can informally and formally complain about a provider's service. These rules require the wireless service provider to respond to such complaints within a specified period of time. We receive complaints from our customers to the FCC that we respond to or resolve. A failure to respond to any complaints can lead to fines, forfeitures or other penalties.

Interference protection. From time to time, the FCC engages in actions which could increase the amount of interference our networks may experience from third parties. For example, the FCC allowed increased wireless microphones to operate for a limited time in spectrum that could interfere with a 700 MHz system. Certain manufacturers of signal boosters have sought confirmation from the FCC that consumers could buy signal boosters which operate on frequencies used by our networks which could interfere with our networks. The FCC is in the process of evaluating whether signal boosters are allowed to operate on our frequencies and the requirements to ensure that they do not interfere with our system. The outcome of this proceeding is uncertain at this time.

Other federal regulation

Cyber security. Congress and the President have recently raised concerns and proposed new legislation focused on protecting United States industry from cyber attacks. The proposed legislation would provide for voluntary sharing of cyber security information between private industry and the government in addition to adopting certain cyber security requirements. In addition, the President recently issued an executive order which establishes additional measures for the voluntary sharing of cyber security information, requires certain critical industry participants to adopt certain cyber security measures, and potentially may limit participation in government contracts to companies which have adopted certain cyber security measures. While we have adopted what we believe are industry standard cyber security measures, such sharing of information and potential new requirements could require that we adopt additional cyber security measures.

Foreign Sourcing. Congress and regulatory bodies have raised issues and concerns and proposed new legislation limiting the ability of American companies to use certain foreign vendors to supply equipment, materials and other services used in the operation of our business. Recently members of Congress and certain regulatory agencies have expressed concern with regard to the US trade imbalance with China, the alleged violations of intellectual property rights by Chinese companies and potential security risks purchasing equipment and software from Chinese companies. We currently purchase certain handsets from Chinese companies. If new legislation or regulation is passed restricting the purchase of goods and services from certain countries, it could limit the companies from which we purchase equipment.

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

State, local and other regulation

The Communications Act preempts state or local regulation of market entry or rates charged by any CMRS provider. As a result, we are free to establish rates and offer new products and services with minimum state regulation. However, states and local agencies may require registration with the state, may regulate “other terms and conditions” of wireless service, and certain states where we operate have adopted rules and regulations to which we are subject, primarily focusing upon consumer protection issues and resolution of customer complaints. In addition, certain states require carriers, including CMRS carriers to notify the state regulatory commission when engaging in certain transactions, such as transfer of control or assignments, and may open proceedings or investigations if the notice receives approval or the state regulatory agency has concerns. Further, several state authorities have initiated actions or investigations of various wireless carrier practices and transactions. These proceedings could cause us to review and change our marketing practices or affect transactions we enter into. To the extent that applicable rules differ from state to state, our costs of compliance may go up and our ability to have uniform policies and practices throughout our business may be impaired. State and local governments also may manage public rights of way and can require fair and reasonable compensation from telecommunications carriers, including CMRS providers, for the use of such rights of any, so long as the government publicly discloses such compensation.

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

The location and construction of wireless antennas, DAS systems and nodes, base stations and towers are subject to state and local zoning, permitting, land use and other regulation. Before we can put a DAS node or site into commercial operation, we, or the tower owner in the case of leased sites, must obtain all necessary zoning and building permit approvals. The time needed to obtain necessary zoning approvals, building permits and other state and local permits varies from market to market and state to state and, in some cases, may materially delay our ability to provide service. The FCC issued an order in 2010 limiting the time a municipality could take to act on a site application before the applicant could appeal such inaction, but the order currently is subject to legal challenge. Variations also exist in local zoning processes. Further, certain cities and municipalities impose severe restrictions and limitations on the placement of wireless facilities which may impede our ability to provide service in some areas. In addition, in order to deploy DAS systems, our DAS provider may need to obtain authorization from a local municipality. In at least one instance, such authorization is subject to challenge. Actions of this nature could have an adverse effect on our ability to construct and launch service in new metropolitan areas or to expand service in existing markets. Further, we may be subject to environmental compliance regulations with respect to the operation of standby power generators, batteries and fuel storage for our telecommunications equipment. A failure or inability to obtain necessary zoning approvals or state permits, or to satisfy environmental rules, may make construction impossible or infeasible on a particular site, might adversely affect our network design, increase our network design costs, require us to use more costly alternative technologies, such as DAS systems, reduce the service provided to our customers, and affect our ability to attract and retain customers. Local zoning and building ordinances also may make it difficult for us to comply with certain federal requirements, such as the backup power requirements under consideration by the FCC.

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

Although we describe below and elsewhere in this annual report the risks we consider to be the most material to our business, financial condition and operating results or an investment in our common stock or our indebtedness, there may be other known, unknown or unpredictable economic, business, competitive, regulatory or other conditions, risks, events or factors that also could have a material adverse effect on our business, financial condition, and operating results in the future, or on an investment in our common stock or in our indebtedness. The probability or likelihood of a risk occurring or affecting our business, financial condition or operating results can change and change without notice and may vary over time or may be based on events or circumstances beyond our control. In addition, past performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results, performance or trends in future periods. Any information about our intentions, projections or forward looking statements in this annual report is a statement of our intentions, projections and forward looking statements as of the date of this annual report and is based upon, among other things, the regulatory, industry, competitive, economic and market conditions as of such date, as well as various of our assumptions at such time. We may change our intentions, projections or forward looking statements at any time and without notice, based upon any changes in such conditions, in our assumptions or otherwise.

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

The risk factors described in this section have been separated into four groups for ease of review, including, (i) those risks associated with the Proposed Transaction with T-Mobile, (ii) those risk associated with our business, (iii) those risks related to legal and regulatory matters, and (iv) those other general risks relating to our capitalization and financing, among other things. We urge you to read carefully and consider thoroughly all risk factors in evaluating our business, financial condition and operating results, and in making any investment decision regarding an investment in our common stock or indebtedness. You also should be aware that the risk factors disclosed in all our filings with the SEC and other information contained in our filings with the SEC may not describe every risk facing our Company or that may affect our business, financial condition and results of operations, or that you should consider in investing or holding the securities of our Company.

Risk Factors Relating to the T-Mobile Transaction

The amount of our common stock and the cash payment to be issued or paid in the T-Mobile Transaction is fixed and will not be adjusted for changes in the business, assets, liabilities, prospects, outlook, financial condition or results of operations of us or T-Mobile or in the event of any change in our stock price.

Immediately following the T-Mobile Transaction, T-Mobile Holding or its designee will own 74% of the fully-diluted shares of our common stock outstanding and our equity holders immediately prior to the T-Mobile Transaction collectively will own the remaining 26% of fully-diluted MetroPCS common stock and will receive their pro rata share of the cash payment. These percentages and the cash payment are fixed in the Business Combination Agreement and will not be adjusted for changes in the business, assets, liabilities, prospects, outlook, financial condition or results of operations of us or T-Mobile, or changes in the market price of, analyst estimates of, or projections relating, to our common stock. For example, if T-Mobile were to experience a decline in its business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the completion of the T-Mobile Transaction, while we experienced an improvement in its business, assets, liabilities, prospects, outlook, financial condition and results of operations prior to the completion of the T-Mobile Transaction, there would be no adjustment in the overall ownership percentages in the combined company or the amount of the cash payment as described above.

The T-Mobile Transaction is conditioned on the receipt of approvals from various governmental entities, which may not approve the transaction, may delay the approvals, or may impose conditions or restrictions on, jeopardize or delay completion of, or reduce the anticipated benefits of, the T-Mobile Transaction.

Completion of the T-Mobile Transaction is conditioned upon filings with, and, in certain cases, the receipt of governmental authorizations, consents, orders or other approvals from, governmental entities, including the FTC, the Antitrust Division, the FCC, the CFIUS and, if applicable, state public utility or service commissions and foreign authorities. We have made or plan to make initial filings with each of these governmental entities where required; however, we received a request for additional information on November 19, 2012 from the Antitrust Division, to which we have responded, and the applicable waiting period under U.S. antitrust laws has not yet expired or been terminated and the other governmental entities have not concluded their review and/or yet provided the requisite authorizations, consents, orders or other approvals.

There is no assurance that all of these required authorizations, consents, orders and other approvals will be obtained, and, if they are obtained, they may not be obtained before you vote on the proposals relating to the T-Mobile Transaction. Moreover, if they are obtained, they may require actions or impose restrictions, limitations or conditions on the assets, businesses, licenses or product lines of us or T-Mobile. The Business Combination Agreement requires the parties to satisfy any actions, or to agree to any restrictions, limitations or conditions, in each case with respect to any of the assets, businesses, licenses or product lines of us, Deutsche Telekom, T-Mobile, any of their respective subsidiaries, or any combination thereof, unless it would have a material adverse effect on the business, assets, liabilities, prospects, outlook, financial condition or results of operations of us, T-Mobile and their respective subsidiaries, taken as a whole. It is possible that such actions, restrictions, limitations or conditions may have an adverse effect on the business, assets, liabilities, prospects, outlook, financial condition or results of operations of us or T-Mobile, but not qualify as a material adverse effect under the Business Combination Agreement. These required actions, restrictions, limitations and conditions also may jeopardize or delay completion of the T-Mobile Transaction, reduce the anticipated benefits of the T-Mobile Transaction or allow the parties to terminate the T-Mobile Transaction.

Failure to complete the T-Mobile Transaction, or a delay in completing the T-Mobile Transaction, could negatively impact our stock price and the future business, assets, liabilities, prospects, outlook, financial condition and results of operations of us, T-Mobile and/or the combined company.

If the T-Mobile Transaction is not completed, MetroPCS' ongoing business may be adversely affected and the market price of our common stock may decline, particularly to the extent that the current market price reflects a market assumption that the T-Mobile Transaction will be completed. If closing is delayed, including by a delay in receipt of necessary governmental approvals or by the receipt of a competing proposal, the ongoing businesses, financial condition and results of operations of us and T-Mobile may be adversely affected. Additionally, if the T-Mobile Transaction is not completed, we, under certain circumstances, may be required to pay Deutsche Telekom $150 million. Any of the foregoing, or other risks arising in connection with the failure of or delay in completing the T-Mobile Transaction, including the diversion of management attention from pursuing other opportunities and operating the ongoing business during the pendency of the T-Mobile Transaction, may have an adverse effect on the business, assets, liabilities, prospects, outlook, financial condition or results of operations of us and/or T-Mobile.

The Business Combination Agreement contains provisions that could affect whether a potential competing acquirer of MetroPCS makes a competing proposal or that could delay the completion of the T-Mobile Transaction.

The Business Combination Agreement contains “no shop” provisions that, subject to limited exceptions, restricts our ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire our stock or assets. Further, while the our Board is permitted to make a recommendation change to the stockholders with respect to the T-Mobile Transaction under certain circumstances, unless Deutsche Telekom terminates the Business Combination Agreement, we nonetheless will be required to submit the proposals to a stockholder vote at the special meeting. This requirement, which is often called a “force the vote” provision, means that we do not have the right before the stockholder vote to terminate the Business Combination Agreement to accept a superior proposal. In addition, Deutsche Telekom generally has an opportunity to offer to modify the terms of its proposal in response to a competing superior acquisition proposal, as well as an updated competing superior acquisition proposal, before the our Board makes a recommendation change with respect to the T-Mobile Transaction. This requirement is commonly called a “match right.” In some circumstances, upon termination of the Business Combination Agreement we will be required to pay a termination fee of $150 million to Deutsche Telekom.

These provisions may affect whether a potential competing acquirer will make a proposal to acquire us, even if it were prepared to pay consideration with a higher per share value than the market value proposed to be received or realized in the T-Mobile Transaction. These provisions also might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the $150 million termination fee that may become payable in certain circumstances or the possible delay in executing such transaction as a result of having to wait until after our stockholder vote on the proposals contained in the proxy statement to be distributed to stockholder in connection with a special meeting relating to the T-Mobile Transaction. Further, because T-Mobile is a private company, a third party may have difficulty establishing that a competing proposal constitutes a higher value proposal than the current T-Mobile Transaction. Moreover, the submission of a competing acquisition proposal could distract management, which could delay the completion of the T-Mobile Transaction and could have an adverse effect on our business, assets, liabilities, prospects, outlook, financial condition or results of operations. Any delay in completing the T-Mobile Transaction also could reduce the benefits, cost and capital expenditure savings and synergies from combining the businesses of us and T-Mobile.

If the Business Combination Agreement is terminated and we determine to seek another business combination, it may not be able to negotiate a transaction with another party on terms comparable to or better than the terms of the T-Mobile Transaction.

Some of MetroPCS' and T-Mobile's existing agreements contain change in control or early termination rights that may be implicated by the T-Mobile Transaction, and exclusivity, commitment or minimum purchase provisions in some of our existing agreement may limit the combined company's business.

Some of our and T-Mobile's existing contracts contain provisions that allow the counterparty to terminate the agreement after a specified period following a change of control of MetroPCS and/or T-Mobile. If a third party has such a right and were to exercise its right to terminate an agreement as a result of the completion of the T-Mobile Transaction, such termination could disrupt our and/or T-Mobile's existing operations and adversely affect our business, assets, liabilities, prospects, outlook, financial conditions and results of operations. For example, renewal of our roaming agreements allows the counterparty to terminate or limit the benefits of the roaming agreements in connection with a change of control. If such counterparty were to do so, it could reduce the area in which our customers can receive service outside of our network coverage area. In addition, some of our existing contracts contain exclusivity, commitment or minimum purchase provisions that will continue to apply to the combined company after the completion of the T-Mobile Transaction. These exclusivity, commitment or minimum purchase provisions could limit the combined company's ability take advantage of certain opportunities in specified geographic areas which could reduce some of the anticipated benefits from the T-Mobile Transaction or its ability to achieve the planned synergies. The combined company may be required to enter into agreements for similar services with other third parties or renegotiate its existing agreements to avoid such a disruption or restrictions.

MetroPCS and T-Mobile are subject to various uncertainties and contractual restrictions while the T-Mobile Transaction is pending that could disrupt their potential businesses and could adversely affect their businesses, assets, liabilities, prospects, outlooks, financial conditions and results of operations.

Uncertainty about the effect of the T-Mobile Transaction on employees, customers, suppliers, vendors, distributors, dealers and retailers may have an adverse effect on us and/or T-Mobile. These uncertainties may impair our and/or T-Mobile's ability to attract, retain and motivate key personnel, dealers and retailers until the T-Mobile Transaction is completed and for a period of time thereafter, as employees and prospective employees may experience uncertainty about their future roles with the combined company. Additionally, these uncertainties could cause customers, suppliers, distributors, dealers, retailers and others who deal with us or T-Mobile to seek to change existing business relationships with us or T-Mobile or fail to extend an existing relationship with us or T-Mobile. Suppliers, distributors and content and application providers may also delay or cease developing new products for us or T-Mobile that are necessary for the operations of their respective businesses due to the uncertainty created by the T-Mobile Transaction. In particular, because the T-Mobile Transaction contemplates a discontinuance of our existing network technology over time, current suppliers, including handset suppliers, may choose not to invest in, may delay, or may cease developing or supporting, new handsets for us that are necessary for us to compete effectively or to meet the demands, requirements or expectations of its customers. In addition, existing competitors may target our or T-Mobile's existing customers by highlighting potential uncertainties and integration difficulties that may result from the T-Mobile Transaction.

We have a small number of key personnel. The pursuit of the T-Mobile Transaction and the preparation for the integration may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could affect our and/or T-Mobile's financial results.

In addition, the Business Combination Agreement restricts each of us and T-Mobile, without the other's consent, from taking certain actions outside of the ordinary course of business while the T-Mobile Transaction is pending. These restrictions may prevent us and/or T-Mobile from pursuing otherwise attractive business opportunities and making other changes to their respective businesses prior to completion of the T-Mobile Transaction or termination of the business combination agreement.

Certain stockholders have opposed the T-Mobile Transaction, including by filing lawsuits and preliminary proxy materials to solicit proxies in opposition to the T-Mobile Transaction. Stockholder opposition or an adverse ruling in any such lawsuit may delay or prevent the T-Mobile Transaction from being completed.

Since the announcement on October 3, 2012 of the execution of the Business Combination Agreement, MetroPCS, Deutsche Telekom, Global, Holding, T-Mobile and the members of the our Board including an officer, have been named as defendants in multiple stockholder derivative and class action complaints challenging the T-Mobile Transaction. The lawsuits generally allege, among other things, that the T-Mobile Transaction fails to properly value MetroPCS and that the individual defendants breached their fiduciary duties in approving the business combination agreement and, in some of the lawsuits, that those breaches were aided and abetted by Deutsche Telekom, Global, Holding and T-Mobile. The lawsuits seek, among other things, injunctive relief enjoining the defendants from completing the T-Mobile Transaction on the agreed-upon terms, monetary relief, punitive damages, and attorneys' fees and costs.

One of the conditions to the closing of the T-Mobile Transaction is that no governmental entity has enacted, issued, promulgated, enforced or entered any law, statute, ordinance, rule, regulation, judgment, injunction, decree or other order (whether temporary, preliminary or permanent) that is in effect and restrains, enjoins or otherwise prohibits completion of the T-Mobile Transaction. Consequently, if the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants' ability to complete the T-Mobile Transaction, then such injunctive or other relief may prevent the T-Mobile Transaction from becoming effective within the expected time frame or at all. In addition, the parties could incur significant costs in connection with the lawsuits, including costs associated with the defense and indemnification of our directors and officers.

In addition, one of our stockholders has filed preliminary proxy materials to solicit proxies in opposition to the T-Mobile Transaction, and a significant stockholder of ours, Paulson & Co., has publicly stated that it is considering opposing the T-Mobile Transaction. Stockholder opposition may delay the T-Mobile Transaction, or may prevent us from obtaining the necessary stockholder approvals to complete the T-Mobile Transaction. Any delay could allow the other parties to the T-Mobile Transaction to terminate the Business Combination Agreement if the closing is delayed beyond the outside date provided therein. If completion of the T-Mobile Transaction is prevented or delayed, it could result in substantial costs to the parties.

Directors and executive officers of MetroPCS have interests in the T-Mobile Transaction that may be different from, or in addition to, those of other stockholders of MetroPCS, which could have influenced their decisions to support or approve the T-Mobile Transaction.

In considering whether to approve the proposals at the special meeting, you should recognize that all of our directors and executive officers may have interests in the T-Mobile Transaction that may differ from, or that are in addition to, your interests as our stockholder. These interests include, among others, continued service as a director or an executive officer of the combined company, employment or consulting arrangements, acceleration of awards under our equity incentive compensation plans, elections to cash out stock options in certain circumstances, arrangements that provide for severance benefits if certain executive officers' employment is terminated under certain circumstances following the completion of the T-Mobile Transaction and rights to indemnification and directors' and officers' liability insurance that will survive the completion of the T-Mobile Transaction. Our Board and the special committee were aware of these interests during the time that the Business Combination Agreement was being negotiated and at the time they approved the T-Mobile Transaction. These interests may cause our directors and executive officers to view the T-Mobile Transaction differently than you may view it as a stockholder.

There are risks associated with the reverse stock split, including that the reverse stock split may not result in a proportionate increase in the per share price of our common stock.

If we complete the T-Mobile Transaction, we will effect a 1-for-2 reverse stock split as of the effective time and make the cash payment. We cannot predict whether or to what extent the reverse stock split will proportionately increase the market price of our common stock in comparison to the reduction in the number of shares of our common stock issued and outstanding before the reverse stock split or what effect the cash payment will have on the price of our common stock. The market price of our common stock may decrease following the T-Mobile Transaction for various reasons, including due to the reverse stock split or to account for other factors, including the combined company's performance, businesses, assets, liabilities, prospects, outlooks, financial conditions, results of operations, analyst reports and projections, and broader market conditions that are unrelated to the number of shares of our common stock outstanding or the cash payment. As a result, there can be no assurance that the reverse stock split will proportionately increase the market price of our stock, that the market price of our common stock will reflect the cash payment, or that the market price of our common stock will remain at a higher value for any significant length of time after completion of the T-Mobile Transaction.

A significant stockholder of MetroPCS executed a voting and support agreement in connection with the T-Mobile Transaction, and that voting and support agreement is binding on such stockholder, even if our Board changes its recommendation to the MetroPCS stockholders.

Concurrent with the execution of the Business Combination Agreement, Madison Dearborn Capital Partners IV, L.P., which we refer to as Madison Dearborn, an approximate 8.32% holder of our common stock, entered into a voting and support agreement with Deutsche Telekom, which we refer to as the support agreement, pursuant to which Madison Dearborn agreed to vote all shares of its our common stock (i) in favor of the required MetroPCS stockholder approvals and (ii) against certain third party proposals to acquire us and against any other actions that could reasonably be expected to materially impede, interfere with, delay, postpone, discourage or adversely affect the T-Mobile Transaction or any other transactions contemplated by the Business Combination Agreement. The support agreement is binding on Madison Dearborn, even if our Board changes its recommendation to the MetroPCS stockholders with respect to the required MetroPCS stockholder approvals; provided that, the support agreement will terminate in the event Deutsche Telekom elects to terminate the Business Combination Agreement due to a change in the recommendation of our Board.

If the reverse stock split and cash payment do not qualify as a recapitalization within the meaning of Section 368(a)(1)(E) of the Code, the MetroPCS stockholders may be required to pay additional U.S. federal income taxes.

For U.S. federal income tax purposes, we believe the reverse stock split and cash payment should be integrated and treated as a recapitalization within the meaning of Section 368(a)(1)(E) of the Code. There can be no assurance, however, that the Internal Revenue Service, which we refer to as the IRS, or the courts will agree with such treatment. If the IRS or a court were to determine that the reverse stock split and cash payment should not be treated as a recapitalization within the meaning of Section 368(a)(1)(E) of the Code, the MetroPCS stockholders might be required to treat the cash payment as ordinary income.

In connection with the T-Mobile Transaction, MetroPCS, T-Mobile and/or the combined company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could negatively impact the business, assets, liabilities, prospects, outlook, financial condition and results of operations of MetroPCS, T-Mobile and/or the combined company.

Although we and T-Mobile have conducted extensive due diligence in connection with the T-Mobile Transaction, we cannot assure you that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our and T-Mobile's control will not later arise. Even if our and T-Mobile's due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our and T-Mobile's preliminary risk analysis. Further, as a result of the T-Mobile Transaction, purchase accounting, and the proposed operation of the combined company going forward, MetroPCS, T-Mobile and/or the combined company may be required to make write-offs or writedowns, restructuring and impairment or other charges. As a result, we, T-Mobile and/or the combined company may be forced to write-down or write-off assets, restructure its operations, or incur impairment or other charges that could negatively impact the business, assets, liabilities, prospects, outlook, financial condition and results of operations of us, T-Mobile and/or the combined company.

Risk Factors Relating to the Combined Company Following the T-Mobile Transaction

Even following the completion of the T-Mobile Transaction, the combined company will continue to face intense competition from other competitors, some of which have greater resources than the combined company, and such competition may intensify in the future.

The U.S. wireless telecommunications industry is highly competitive with a range of diversified competitors. After the completion of the T-Mobile Transaction, the combined company will have increased spectrum assets, network coverage and capacity, and improved marketing and purchasing scale. However, following the T-Mobile Transaction, the combined company will remain the fourth largest wireless carrier in the United States, and the combined company's relative competitive position will present risks associated with scale, brand positioning, and perception of network coverage and quality. Several of the combined company's competitors are larger companies that have better-developed brands and brand awareness; greater spectrum and capital resources; better networks and support systems; substantially greater financial, technical, personnel and marketing resources and bargaining power; greater access to capital on better terms, cash reserves, and spectrum holdings; larger geographic coverage areas, roaming territories, and third-party distribution networks; better in-building coverage; unique intellectual property; greater numbers of customers; exclusive distributorship arrangements for certain popular brands of handsets, applications and content; and more advanced technology. The combined company will face a long-term challenge to compete effectively in terms of pricing, products, coverage, and new technologies and services. Some competitors operate using alternative business models that have the potential to affect negatively the combined company's ability to attract and retain customers. All of the foregoing may affect the combined company's ability to compete successfully.

The failure to integrate successfully the businesses of MetroPCS and T-Mobile in the expected time frame could adversely affect the combined company's future results following the T-Mobile Transaction.

The success of the T-Mobile Transaction will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including projected synergies and cost savings, from combining our business with T-Mobile's business. To realize these anticipated benefits, the businesses of us and T-Mobile must be successfully integrated. This integration will be complex and time-consuming and may divert management's time and attention from the business. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the T-Mobile Transaction.

•	The parties may encounter numerous potential difficulties in the integration process, including the following:

•
being unable to integrate successfully the businesses of MetroPCS and T-Mobile in a manner that permits the combined company to achieve the cost savings anticipated to result from the T-Mobile Transaction;

•
migrating our customers to the combined company's T-Mobile based global system for mobile communications, which we refer to as GSM, evolved high speed packet access, which we refer to as HSPA+, and LTE networks;

•	integrating our and T-Mobile's existing information and billing systems, cell sites, customer service programs and distributed antenna systems;

•	decommissioning our networks;

•	integrating and adding T-Mobile's technology to our cell sites and distributed antenna systems;

•	combining our and T-Mobile's product and service offerings, subscriber plans, customer service, and sales and marketing approaches;

•	preserving subscriber, supplier, vendor, content provider, dealer, retailer, and other important relationships;

•	resolving complexities associated with managing the larger combined company;

•
addressing the potential effect of the T-Mobile Transaction on our and T-Mobile's business and relationships with employees, customers, suppliers, vendors, content providers, distributors, dealers, retailers, regulators and the communities in which they operate;

•	addressing the potential difficulty in coordinating geographically dispersed organizations and business headquarters;

•	addressing possible differences in corporate cultures and management philosophies;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and services;

•	retaining key employees and members of management of us and T-Mobile;

•	encountering difficulties in consolidating and preparing the combined company's financial statements, or having to restate the financial statements of the combined company;

•	addressing the potential difficulty in maintaining cost controls during the integration process;

•	discharging and otherwise addressing potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the T-Mobile Transaction; and

•
experiencing performance shortfalls at one or both of us and T-Mobile as a result of the diversion of management's attention caused by completing the T-Mobile Transaction and integrating their operations.

Many of the anticipated synergies from the T-Mobile Transaction may not be realized for a significant period of time after the completion of the T-Mobile Transaction, if at all, and will require substantial capital expenditures to be fully realized.

The success of the T-Mobile Transaction will depend, in part, on the ability of the combined company to realize the anticipated synergies as a result of the T-Mobile Transaction. Many of the anticipated synergies are not expected to occur for a significant time period following the completion of the T-Mobile Transaction and will require substantial capital expenditures in the near term to be fully realized. Many of the anticipated synergies will only occur, if at all, after these substantial capital expenditures or expenses have been incurred. Even if the combined company is able to integrate the two companies successfully, this integration may not result in the realization of the full benefits of the synergies that are currently expected or the achievement of these benefits within the anticipated time frame or at all.

The combined company's future results could suffer if it does not effectively manage its expanded business, operations and employee base following the T-Mobile Transaction.

The size of the combined company's business, operations and employee base following the T-Mobile Transaction will be greater than the stand-alone size of either us or T-Mobile's business, operations and employee base prior to the T-Mobile Transaction and will include two separate business units headquartered in different cities. The combined company's future success depends, in part, upon its ability to manage this expanded business, operations and employee base, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. No assurances can be given that the combined company will successfully manage its expanded business, operations and employee base following the T-Mobile Transaction.

The combined company's results of operations after the T-Mobile Transaction may be affected by factors different than those currently affecting our and T-Mobile's separate results of operations.

T-Mobile's business differs from our business. For example, we provide wireless services based on a no-annual contract model, while T-Mobile provides wireless services largely based on an annual contract model, in addition to no-contract plans. The combined company's results of operations, as well as the price of the combined company's common stock after the T-Mobile Transaction, may be affected by factors different than those currently affecting our or T-Mobile's results of operations and our stock price. The price of the combined company's common stock may fluctuate significantly following the completion of the T-Mobile Transaction, including as a result of factors over which we and T-Mobile have no control. In addition, T-Mobile is a privately-held corporation and, therefore, there is no public valuation of T-Mobile's business. Due in part to this lack of existing public valuation, we cannot predict the price at which the combined company's common stock may trade after the completion of the T-Mobile Transaction.

The combined company is expected to incur substantial expenses related to the T-Mobile Transaction and the integration of us and T-Mobile.

The combined company is expected to incur substantial expenses in connection with the T-Mobile Transaction and the integration of us and T-Mobile. There are a large number of processes, policies, procedures, operations, staff, functions, technologies and systems that must be integrated, including purchasing, accounting and finance, legal, regulatory, sales, inventory forecasting, billing, payroll, marketing, customer service and benefits. While we and T-Mobile have assumed that a certain level of these expenses would be incurred and that such integration could be accomplished within a certain period of time, there are many factors beyond their control that could affect the total amount or the timing of the expenses. Moreover, many of these expenses are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the parties expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the T-Mobile Transaction. The amount and timing of such charges are uncertain at present.

Following the completion of the T-Mobile Transaction, the combined company will be controlled by Deutsche Telekom, and Deutsche Telekom will continue to have approval rights over certain actions taken by the combined company as long as it beneficially owns 30% or more of the combined company's common stock. The interests of Deutsche Telekom may differ from the interests of other stockholders of the combined company.

Immediately following the completion of the T-Mobile Transaction, Deutsche Telekom will beneficially own and possess voting power over approximately 74% of the fully diluted shares of the combined company's common stock. Under the stockholder's agreement to be entered into as provided in the business combination agreement, which we refer to as the stockholder's agreement, Deutsche Telekom may acquire additional shares of the combined company's common stock up to an aggregate of 80.1% of the combined company's common stock without the combined company board's approval.

Through its control of the combined company's voting power and the provisions set forth in the new certificate of incorporation and the stockholder's agreement, Deutsche Telekom will have the ability to elect a majority of the combined company's directors, hire or fire the Chief Executive Officer, and control all other matters requiring the approval of the combined company's stockholders. As a result, the combined company will be a “controlled company” as defined in the NYSE listing rules and will, therefore, not be subject to NYSE requirements that would otherwise require the combined company to have (i) a majority of independent directors, (ii) a nominating committee composed solely of independent directors, (iii) compensation of its executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and (iv) director nominees selected, or recommended for the board's selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

In addition, the new certificate of incorporation and the stockholder's agreement will restrict the combined company's ability to take certain actions without Deutsche Telekom's prior written consent as long as Deutsche Telekom beneficially owns 30% or more of the outstanding shares of the combined company's common stock, including the ability to enter into acquisitions of any business, debt or equity interests, operations or assets of any person for consideration in excess of $1 billion, sale of any division, business, operations or equity interests of the combined company or any of its subsidiaries for consideration in excess of $1 billion or hire or fire the Chief Executive Officer. These restrictions could prevent the combined company from taking actions that the combined company's board determines are in the best interests of the combined company and its stockholders or that the other non-Deutsche Telekom stockholders determine are in their best interest.

Deutsche Telekom will also have control over all matters submitted to our stockholders for approval, including the election or removal of directors, changes in our capital structure, transactions requiring stockholder approval under Delaware law and corporate governance. As a holder of a substantial amount of equity and debt of the combined company, Deutsche Telekom may have different interests than other holders of MetroPCS common stock and may make decisions adverse to your interests. For example, a substantial amount of the combined company's cash flow will be used to pay the interest and make principle repayments on the indebtedness held by Deutsche Telekom. In addition, Deutsche Telekom's interests may shift if it transfers a substantial amount of its equity holdings in the combined company while retaining its large credit position. For example, if the combined company encounters financial difficulties, the interests of Deutsche Telekom as a creditor of the combined company might conflict with stockholders' interests. This concentrated control and these approval rights could delay, defer, or prevent a change in control, merger, consolidation, or sale of all or substantially all of the combined companies' assets that the combined company's other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that the combined company's other stockholders do not support. In addition, this concentrated control and these approval rights could discourage a potential investor from seeking to acquire the combined company's common stock and, as a result, might harm the market price of the combined company's common stock.

Following the completion of the T-Mobile Transaction, Deutsche Telekom will be permitted to transfer shares of the combined company's common stock in any transaction that would result in the transferee owning 30% or less of the outstanding shares of the combined company's common stock, and any control or other purchase price premium Deutsche Telekom receives from such transfer need not be shared with the rest of the combined company's stockholders.

Pursuant to the stockholder's agreement, Deutsche Telekom will be prohibited from transferring any shares of the combined company's common stock in any transaction that would result in the transferee owning more than 30% of the outstanding shares of the combined company's common stock unless such transferee offers to acquire all of the then outstanding shares of the combined company's common stock at the same price and on the same terms and conditions as the proposed transfer from Deutsche Telekom. However, Deutsche Telekom will be permitted to transfer shares of the combined company's common stock, without requiring the transferee to acquire all such other outstanding shares, in any transaction that would result in the transferee owning 30% or less of the outstanding shares of the combined company's common stock. In the event Deutsche Telekom receives a control or other purchase price premium from such transfer of its shares only, it will not be obligated to share such premium with the rest of the combined company's stockholders.

Following the completion of the T-Mobile Transaction, Deutsche Telekom will be subject to a six month lock-up period with respect to its shares of the combined company's common stock, after which, subject to limited restrictions, it will be permitted to transfer freely its shares of the combined company's common stock, which could have a negative impact on the combined company's stock price.

Following the completion of the T-Mobile Transaction, Deutsche Telekom will be prohibited from transferring any shares of the combined company's common stock for six months. However, following such six-month period, Deutsche Telekom will be permitted, subject to limited restrictions, to transfer freely its shares of the combined company's common stock without notice. Any such transfer could significantly increase the number of the combined company's shares available in the market, which could cause a decrease in the combined company's stock price. In addition, even if Deutsche Telekom does not transfer a large number of its shares into the market, its right to transfer a large number of shares into the market may depress the combined company's stock price.

The combined company does not have a contractual right to make indemnification claims against Deutsche Telekom for the breach of any representations, warranties or covenants made by Deutsche Telekom or its subsidiaries in the business combination agreement.

Under the Business Combination Agreement, the combined company does not have a right to make contractual indemnification claims against Deutsche Telekom after the closing, including for a breach by Deutsche Telekom or its subsidiaries (including T-Mobile or its subsidiaries) of the representations and warranties made to us or for a violation by Deutsche Telekom or its subsidiaries (including T-Mobile or its subsidiaries) of certain covenants and agreements in the Business Combination Agreement.

This limitation does not affect any other entitlement, remedy or recourse permitted by law that the combined company may have against Deutsche Telekom or its subsidiaries, including the right to specific performance set forth in the Business Combination Agreement. Such action may be brought by the combined company at the direction of a majority of the directors of the combined company not affiliated with Deutsche Telekom. However, because Deutsche Telekom will appoint a majority of the directors, including some directors not affiliated with Deutsche Telekom, such Deutsche Telekom appointees that are not affiliated with Deutsche Telekom can vote against such suit. Because such directors may constitute a majority of the unaffiliated directors, the combined company may not bring suit even though it may be in the best interests of the stockholders other than Deutsche Telekom.

The combined company will incur substantial indebtedness in connection with the T-Mobile Transaction.

The parties intend to finance the T-Mobile Transaction, and refinance our and T-Mobile's existing indebtedness, with up to $18.5 billion in senior unsecured debt financing through the issuance of debt securities to Deutsche Telekom and third-party investors. As a result, the combined company is expected to have long-term indebtedness that will be substantially greater than either or our or T-Mobile's long-term indebtedness prior to the T-Mobile Transaction and related refinancing. This new indebtedness will increase the related risks we now face with its current indebtedness.

A substantial majority of the indebtedness that would be incurred in connection with the T-Mobile Transaction will be subject to significant limitations on redemption, which may impede the refinancing of such indebtedness.

The $15.0 billion notes to be purchased by Deutsche Telekom, as well as the $2.5 billion notes and $1.0 billion notes (if purchased by Deutsche Telekom or issued by Wireless on or prior to the closing date of the T-Mobile Transaction), may only be redeemed, prior to certain specified dates for each series, if the combined company or T-Mobile pays a customary “make whole” premium at the time of redemption. Such make whole premium may be significant, and may make it financially prohibitive for the combined company to refinance such series prior to such dates to take advantage of lower interest rates which may become available for the combined company's debt or in connection with pursuing other business opportunities.

A substantial portion of the indebtedness that would be incurred in connection with the T-Mobile Transaction is subject to a pricing “reset” that may materially increase the interest rates applicable to that indebtedness.

$7.5 billion of the $15.0 billion notes to be purchased by Deutsche Telekom, and 50% of any of the $2.5 billion notes and $1.0 billion notes purchased by Deutsche Telekom, will be subject to a pricing “reset” that will cause the interest rate of the relevant debt securities to be recalculated according to a formula which depends in part upon designated indices and other benchmark debt securities, only a portion of which is calculated based on the trading prices of our indebtedness. This reset will occur, for each series of the debt securities, either two, two and a half or three years after the issue date of the debt securities. As a result of the pricing reset feature, as of the reset date for each applicable series of debt securities, a material increase in the combined company's interest expense could result with respect to such series as of the reset date, which would increase its interest and financing costs, decrease its net income and further increase the related risks we now face with its current indebtedness.

Interest rates for such benchmark indices and debt securities are highly sensitive to many factors, including domestic and international economic and political conditions, policies of governmental and regulatory agencies, developments affecting the results or prospects of the issuer of the benchmark securities or of securities referenced in the benchmark indices, and other factors beyond the combined company's control. As a result, a significant increase in these interest rates at the time that the interest rates applicable to relevant debt securities are recalculated could have an adverse effect on the combined company's financial position and results of operations.

The combined company's working capital revolving credit facility subjects the combined company to interest rate changes.

The entire amount of indebtedness outstanding from time to time under the combined company's $500 million working capital revolving credit facility will bear interest at floating rates. While the combined company will be permitted to hedge against higher interest rates, there is no assurance it will be able to do so or will do so on commercially reasonable terms. Interest rates are highly sensitive to many factors, including domestic and international economic and political conditions, policies of governmental and regulatory agencies and other factors beyond the combined company's control. An increase in benchmark interest rates could cause a material increase in the combined company's interest expense, which would increase its financing costs, decrease its net income and further increase the related risks we now face with its current indebtedness.

Upon a change in control triggering event, the combined company may be required to offer to repurchase all of the debt securities to be issued in connection with the T-Mobile Transaction; the combined company may not have the ability to finance such repurchase.

Upon a change in control triggering event, as described in Exhibit G to the Business Combination Agreement, the combined company may be required to offer to repurchase all of the debt securities to be issued in connection with the T-Mobile Transaction and the Wireless existing notes, in an aggregate principal amount of up to $20.5 billion, at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, pursuant to a noteholder agreement between the combined company and Deutsche Telekom, in the event of a change in control that is not caused by Deutsche Telekom, Deutsche Telekom will have the right to require the combined company to redeem any of the notes held by Deutsche Telekom, even if a change in control triggering event has not occurred. If a change in control triggering event, or an event requiring it to purchase notes held by Deutsche Telekom, were to occur, the combined company may not have sufficient funds to pay the change in control purchase price and may be required to obtain third-party financing in order to do so. However, the combined company may not be able to obtain such financing on commercially reasonable terms, or at all.

The combined company's failure following a change in control triggering event to make or consummate an offer to purchase the notes would constitute an event of default under the documentation governing the notes. In such an event, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding notes may accelerate the maturity of all of the notes. In addition, any such event of default would likely trigger an event of default on other outstanding or future indebtedness of the combined company.

The agreements governing the combined company's indebtedness will include restrictive covenants that limit the combined company's operating flexibility.

The agreements governing the combined company's indebtedness will impose material operating and financial restrictions on the combined company. These restrictions, subject in certain cases to customary baskets, exceptions and incurrence-based ratio tests, may limit the combined company's ability to engage in some transactions, including the following:

•	incurring additional indebtedness and issuing preferred stock;

•	paying dividends, redeeming capital stock or making other restricted payments or investments;

•	selling or buying assets, properties or licenses;

•	developing assets, properties or licenses which the combined company has or in the future may procure;

•	creating liens on assets;

•	participating in future FCC auctions of spectrum or private sales of spectrum;

•	engaging in mergers, acquisitions, business combinations, or other transactions;

•	entering into transactions with affiliates; and

•	placing restrictions on the ability of subsidiaries to pay dividends or make other payments.

These restrictions could limit the combined company's ability to obtain debt financing, repurchase stock, refinance or pay principal on its outstanding indebtedness, complete acquisitions for cash or indebtedness or react to changes in its operating environment or the economy. Any future indebtedness that the combined company incurs may contain similar or more restrictive covenants. Any failure to comply with the restrictions of the combined company's debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving the combined company's lenders the right to terminate any commitments they had made to provide it with further funds and to require the combined company to repay all amounts then outstanding.

Deutsche Telekom will be subject to non-compete limitations for a finite period of time, after which it may compete with the combined company.

The stockholder's agreement will restrict Deutsche Telekom from competing with the combined company in the United States, Puerto Rico and the territories and protectorates of the United States, which we refer to as the territory, during the period beginning on the date of the closing and ending two years after the date on which Deutsche Telekom beneficially owns less than 10% of the outstanding shares of the combined company's common stock. Specifically, during such period, neither Deutsche Telekom nor any of its other controlled affiliates will be permitted to engage in providing wireless telecommunications services through a facilities based network in the territory, hold licenses from the FCC related to or necessary to provide such services, act as a reseller, dealer or distributor of such services in the territory, or act as a mobile virtual network operator in the territory. In addition, for the period commencing at the closing and expiring on the first anniversary of the termination of the trademark license in accordance with its terms, Deutsche Telekom may not manufacture, market or distribute any products or services under, or use in any way, the trademark T-MOBILE in connection with any of the activities described in the previous sentence, other than by the combined company and its affiliates in accordance with the terms of the trademark license.

Following the expiration of the periods described above, Deutsche Telekom and its controlled affiliates may compete directly with the combined company in the territory. Because the duration of the covenant not to compete depends on Deutsche Telekom's equity ownership and not the amount of combined company debt it holds, Deutsche Telekom could be a significant holder of the combined company indebtedness and be able to compete with the combined company. Further, although the combined company can pursue opportunities outside the territory, the covenant not to compete does not prevent Deutsche Telekom from competing with the combined company outside of the territory, even while Deutsche Telekom holds a majority of the combined company's common stock. Because Deutsche Telekom has significant resources and substantial knowledge and expertise in the wireless telecommunications industry, such competition may be harmful to the business of the combined company.

The combined company will be obligated to pay a royalty for the T-Mobile trademarks equal to a percentage of its net revenue from the products and services sold using the T-Mobile trademarks, and it will not be entitled to use the T-Mobile trademarks indefinitely.

Pursuant to the trademark license, the combined company will receive a limited license to certain T-Mobile trademarks, including the right to use the trademark “T-Mobile” as a name for the combined company, for use in connection with wireless telecommunications, broadband and information services and products used in connection therewith in the territory. Pursuant to the trademark license, the combined company is obligated to pay Deutsche Telekom a royalty in an amount equal to 0.25%, which we refer to as the royalty rate, of net revenue generated by the products and services sold by the combined company under the licensed trademarks. In the event that, during the term of the trademark license, the combined company's relative use of the licensed trademarks (versus other trademarks not licensed from Deutsche Telekom, such as MetroPCS) expands, increasing the amount of net revenue utilized to calculate the royalty payments, or the amount of revenue attributable to products or services sold using the licensed trademarks increases, then the overall royalty payments due to Deutsche Telekom from the combined company may increase. On the fifth anniversary of the trademark license, the combined company and Deutsche Telekom have agreed to adjust the royalty rate based on the then average commercial royalty rate found under similar licenses for trademarks in the field of wireless telecommunication, broadband and information products and services in the territory through a binding benchmarking process. We cannot predict what the adjusted royalty rate will be in five years with any certainty. It is possible that it will be higher than the current royalty rate.

In addition, the term of the trademark license is limited. The initial term of the trademark license is approximately five years. The trademark license automatically renews for an additional five year term unless the combined company provides notice of its intent not to renew the trademark license. Thereafter, the trademark license automatically renews for subsequent five year periods unless the combined company provides 12 months' notice prior to the expiration of the then-current term. The trademark agreement assigns all goodwill created as a result of the use of the T-Mobile trademark to Deutsche Telekom. The combined company and Deutsche Telekom are also obligated to negotiate a new trademark license in any of the following events: (i) Deutsche Telekom's ownership of the voting power of the outstanding shares of capital stock of the combined company falls to 50% or less; or (ii) any third party becomes the owner or otherwise comes to control, directly or indirectly, 50% or more of the voting power of the outstanding shares of capital stock of the combined company, or otherwise acquires the power to direct or cause the direction of the management and policies of the combined company. While we cannot predict what the adjusted royalty rate would be under such new trademark license, it is possible that it would be higher than the royalty rate. If the combined company and Deutsche Telekom fail to agree on a new trademark license after such event, either the combined company or Deutsche Telekom may terminate the trademark license to be effective, in the case of clause (i) above, on the third anniversary after notice of termination and, in the case of clause (ii) above, on the second anniversary after notice of termination. Additionally, the combined company may terminate the trademark license at any time upon notice to Deutsche Telekom, with such termination to be effective on the first anniversary after notice of termination is given.

Following the termination of the trademark license, the combined company may not use any T-Mobile trademarks, including the right to use the trademark “T-Mobile” as a name for the combined company. In such a case, the combined company will need to develop, promote and maintain new trademarks and a new brand. Developing, promoting and maintaining new trademarks and a new brand will likely require substantial capital, marketing and other expenditures. There can be no assurance that such new trademark or brand will be as recognizable or valuable as the T-Mobile trademark or brand. If the combined company fails to develop, promote and maintain new trademarks and a new brand, it could reduce the combined company's ability to attract and retain customers which could lead to greater churn, lower growth, reduced revenues, and lower profitability, all of which could have a material adverse effect on the combined company's business, assets, liabilities, prospects, outlook, financial condition and results of operations. Further, the combined company will lose all of the investment it has made in the T-Mobile trademark. Any of these results could be harmful to the business, assets, liabilities, prospects, outlook, financial condition or results of operations of the combined company.

The MetroPCS existing stockholder rights plan will remain in effect with respect to the combined company after completion of the T-Mobile Transaction and could prevent a change in control of the combined company in instances in which some stockholders may believe a change in control is in their best interests.

We currently have an existing stockholder rights plan, which we refer to as the MetroPCS rights plan that will remain in effect with respect to the combined company after completion of the T-Mobile Transaction. We executed an amendment to the MetroPCS rights plan prior to execution of the Business Combination Agreement that exempts Deutsche Telekom, including the acquisition of our shares in the T-Mobile Transaction, from the effects of the MetroPCS rights plan. Pursuant to the MetroPCS rights plan, we issued to our stockholders one preferred stock purchase right for each outstanding share of our common stock as of March 27, 2007. The shares issued in the T-Mobile Transaction will include these purchase rights. Each right, when exercisable, will entitle its holder to purchase from the combined company a unit consisting of one one-thousandth of a share of series A junior participating preferred stock at $66.67 per share, subject to adjustment as a result of the reverse stock split. The MetroPCS rights plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire the combined company and to provide the combined company's board of directors with adequate time to evaluate unsolicited offers. The MetroPCS rights plan may prevent or make takeovers or unsolicited corporate transactions with respect to the combined company more difficult. The MetroPCS rights plan will cause substantial dilution to a person or group that attempts to acquire the combined company on terms that the board of directors of the combined company does not believe are in the combined company's and its stockholders' best interest and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.

Adverse changes in the credit markets could increase the combined company's borrowing costs and the availability of funding.

The combined company will require a significant amount of capital to operate and grow its business. We anticipate that the combined company will need to fund its capital needs in part through borrowings in the credit markets in the future. Adverse changes in the credit markets, including increases in interest rates, could increase the combined company's cost of borrowing and make it more difficult for the combined company to obtain future financing for its operations. In addition, the combined company's borrowing costs could be affected by short and long-term debt ratings assigned by independent rating agencies, which would be based, in significant part, on its performance as measured by customer credit metrics. A decrease in these ratings would likely increase the combined company's cost of borrowing and/or make it more difficult for it to obtain financing. In addition, a severe disruption in the global financial markets could impact some of the financial institutions with which the combined company would do business, and such instability could affect the combined company's future access to financing.

If the combined company is unable to take advantage of technological developments in the wireless telecommunications industry on a timely basis, it may experience a decline in the demand for its services, be unable to implement its business strategy, and experience reduced profits.

The incumbent wireless telecommunications industry is experiencing rapid change and disruptive innovation on many fronts as new technologies are developed that offer consumers a broadening array of choices for their communications needs. For example, Apple, Inc. transformed the wireless landscape with the launch of the iPhone handset, Clearwire Corporation hopes to transform the wireless telecommunications industry with fixed mobile convergence, and Google Inc. introduced its open-source Android operating system in 2008. While smartphone use is expected to continue to grow, tablet sales have also increased dramatically. Rapid penetration of smartphones and tablets will require carriers to invest in device subsidization and network improvements. For example, T-Mobile is in the process of transforming and upgrading its network to be the first in the United States to deploy LTE Release 10 and the first to use multimode integrated radios that can handle Global System for Mobile Communications, which we refer to as GSM, Evolved High Speed Packet Access, which we refer to as HSPA+, and LTE. As part of the network upgrade, T-Mobile will install new equipment in more than 37,000 cell sites and refarm its Personal Communications Service in the PCS 1900 MHz spectrum band from second generation GSM services to HSPA+. Modernizing the combined company's network will carry significant benefits, but it will also involve some risk, because it involves equipment changes, refarming of spectrum, and migration of customers from existing spectrum bands.

In order to grow and remain competitive, the combined company will need to adapt to future changes in technology, enhance its existing offerings, and introduce new offerings to address its customers' changing demands. If the combined company is unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, it could lose customers to its competitors. In general, the development of new services in the wireless telecommunications industry will require the combined company to anticipate and respond to the varied and continuously changing demands of its customers. The combined company may not be able to accurately predict technological trends or the success of new services in the market. In addition, there could be legal or regulatory restraints on its introduction of new services. If the combined company's services fail to gain acceptance in the marketplace, or if costs associated with these services materially increase, the combined company's ability to retain and attract customers could be adversely affected, which could have a material adverse effect on the combined company's business, assets, liabilities, financial condition and results of operations.

Other Risk Factors of MetroPCS

Wireless' existing senior credit facility may be terminated prior to the closing of the T-Mobile Transaction.

If Wireless successfully issues the $2.5 billion notes to third parties to refinance the Wireless existing senior credit facility prior to the closing of the T-Mobile Transaction, the Wireless existing senior credit facility (including the existing $100 million revolving credit sub-facility) may be terminated in advance of the closing of the T-Mobile Transaction. Accordingly, in such event, if the closing does not occur, (i) the interest payments incurred by Wireless may increase because the $2.5 billion notes may have a higher interest rate than the Wireless existing senior credit facility, and (ii) Wireless may not have access to a revolving credit facility to cover any cash flow needs of its business. If Wireless successfully issues the $2.5 billion notes to third parties and does not refinance the Wireless existing senior credit facility prior to the closing of the T-Mobile Transaction, Wireless may incur additional carrying costs until such time as the Wireless existing senior credit facility is terminated.

Wireless' issuance of the $1.0 billion notes will result in an increase in long-term indebtedness.

If Wireless issues the $1.0 billion notes to third parties to raise new capital (or any portion of such notes) prior to the closing of the T-Mobile Transaction, Wireless' long-term indebtedness will increase by the principal amount of such notes issued. This debt issuance may result in a higher total leverage, and increased financing costs, for Wireless if the T-Mobile Transaction does not close.

We will be subject to the risks described above. The combined company also will be subject to similar risks after completion of the T-Mobile Transaction as those described in our periodic reports filed with the SEC. You also should be aware that these risk factors may not describe every risk facing us or the combined company or that may affect our or the combined company's business, assets, liabilities, financial condition or results of operations. There may be other known, unknown or unpredictable economic, business, competitive, regulatory or other risk factors that could also have a material adverse effect on our business, financial condition and results of operations in the future. In addition, past performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results on trends on future periods.

Risks Related to Our Business

We face intense competition from other telecommunications providers and new entrants in the marketplace and such competition may intensify in the future.

We compete directly in each of our markets with a number of facilities-based and non-facilities-based communications service providers. The communications industry is extremely competitive and the competition is increasing. The traditional dividing lines between local, long distance, wireless, cable and Internet service providers also are becoming increasingly blurred. Further, as the growth in the post-pay sector of the wireless industry continues to decrease, many of the largest nationwide competitors with significantly greater resources than we have and who have not traditionally focused on offering service on an unlimited, no long-term contract flat-rate basis are now focusing increasing attention on providing unlimited, no long-term contract flat-rate paid-in-advance services, either directly or indirectly through resellers or mobile virtual network operators, or MVNOs, significantly increasing competition and causing downward price pressures with aggressive sales and marketing campaigns. All of our national wireless broadband mobile competitors and certain of our regional competitors and MVNOs currently are offering unlimited service plans on a flat rate basis on a no long-term contract flat-rate basis in the areas where we operate. The competitive pressures of the wireless telecommunications industry may continue to cause other carriers to offer unlimited service plans or service plans on a no long-term contract flat-rate basis with increasingly large bundles of minutes of use or unlimited use at increasingly lower prices on a national coverage basis. Since we primarily serve major metropolitan areas where the national wireless broadband mobile carriers and MVNOs are also offering services and we believe the overall post-paid sector is experiencing slowing growth, we anticipate increased competition for unlimited, no long-term contract, flat-rate paid-in-advance services, which may be advertised, marketed, or promoted specifically to customers in our target demographic. This intense competition could cause reduced revenues, increased costs, lower profitability, and other adverse financial or operational consequences which could have a material adverse effect on our business, financial condition and operating results.

Our response to competitive pressures may result in increased costs or decreased prices over time.

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

Many of our competitors also have established relationships with a larger base of current and potential customers and, due to their size and bargaining power, may obtain discounts or may have exclusive access to desired handsets, content, features, and services that our customers or prospective customers may want, expect or demand. Many of our competitors with greater access to capital and production and distribution resources also have entered into or may enter into exclusive deals with vendors and suppliers, including handset vendors, wireless application developers, content providers and service providers, or may cause such vendors to only develop products or services usable on their spectrum. For example, we currently do not have access to sell certain popular brands of handsets, such as the iPhone, which several of our largest competitors sell. As handset, application, and content selection and pricing are increasingly important to customers, the lack of availability to us of some of the latest and most popular handsets, applications, and content, whether as a result of exclusive dealings, volume discounting, inventory shortage or otherwise, could put us at a significant competitive disadvantage and could make it more difficult for us to attract and retain our customers, especially as our competitors continue to aggressively offer handset promotions with increased features, content, functionality and applications. Similarly, we believe we pay more, on average, than other national wireless broadband mobile carriers for our handsets and, if this trend continues and new technologies force us to offer new handsets, including those with increased costs due to increased features and functionality, we could be forced to further subsidize the price of our handsets and pay higher sales commissions on the sale or upgrade of handsets, which could adversely affect our business, financial condition and operating results. Our competitors have licensed spectrum which is not always in the same bands as our spectrum and the extent to which future handsets will be compatible across all bands of spectrum is uncertain. Accordingly, in the future, we may not achieve the same economies of scale with respect to handsets as we enjoy today. These advantages may allow our competitors to offer products and services (such as handsets, devices, handset subsidies, higher commissions to distributors and dealers, broader geographic coverage, more facilities or services, and greater bundled features, applications and content) that we do not and cannot offer, offer lower prices, market to broader customer segments, and offer service over larger geographic areas. Our failure to respond timely to competition could reduce growth, revenue, market share and net income, and could increase our costs and customer churn. All of these risks, if realized, could have a material adverse effect on our business, financial condition, and operating results.

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

Many of our competitors have far greater sales and marketing resources with far larger sales and marketing budgets than we do. We generally have had, and anticipate in the future having, less sales and marketing resources and less brand recognition than our competitors, and we have spent, and anticipate spending, less on sales and marketing than our competitors. We do not know and cannot anticipate what sales and marketing initiatives our competitors may launch or the magnitude of their efforts, including offering exclusive devices, services, features, or content, or offering discounted or free products or services and reimbursement of cancellation fees. We generally do not have the resources to respond, or we may be unable or unwilling to spend the amounts necessary to effectively respond, to all sales and marketing initiatives of our competitors and consequently our efforts may be ineffective, inadequate, or may be delayed as a result of internal billing, customer care or other operational systems, which may allow our competitors to gain competitive share and negatively affect our brand and sales and marketing efforts. We also may not have time to conduct extensive customer focus groups or sales trials before launching our sales and marketing initiatives companywide. As a result, our sales and marketing initiatives may not adequately respond to our competitors' sales and marketing initiatives or may not meet customer expectations or demands. Additionally, our marketing, sales, advertising or promotional initiatives can result in significant expenses and in the end the initiatives may not result in the acquisition of new customers or the retention of customers. Further, our business model is premised on achieving and maintaining a low cost structure, of which one component is centralizing certain sales and marketing activities and designing and implementing major sales and marketing efforts across all of the metropolitan areas we serve. Such centralization of our marketing efforts may allow our competitors to offer local or regional marketing initiatives and promotions to which we do not or cannot effectively respond. If we are unable to respond quickly, effectively, or at all, to new marketing and sales initiatives launched by our competitors, we could experience lower sales, lower revenues, increased costs, increased churn, and decreased profitability, any of which could have a material adverse effect on our business, financial condition, and operating results.

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

The FCC in the past has taken, and may in the future take, steps to make additional spectrum available for terrestrial mobile wireless services. Any auction and licensing of new spectrum, sale of existing spectrum or relaxation of requirements on or flexibility with respect to existing spectrum licenses, may result in new competitors and/or allow existing competitors to acquire additional, or make use of existing, spectrum, which could allow them to offer services competitive with our services or offer services that we may not be able to offer, or offer on a competitive basis, with the licenses we hold. For example, in March 2010, the FCC released its National Broadband Plan which recommends that the FCC make available 500 MHz of spectrum for broadband wireless services within the next ten years of which 300 MHz is recommended to be made newly available for mobile use within five years. Of this 300 MHz of spectrum, 70 MHz is recommended to be made available through the auction of allocated, but unassigned spectrum. In addition, 110 MHz is recommended to become available through the revision of existing technical and service rules for wireless communication services, or WCS, and mobile satellite services. Further, 120 MHz of spectrum may become available from digital television broadcasters through an incentive auction. The FCC recently has adopted changes to the existing technical and services rules for WCS, which may make it more usable to provide services competitive with our services. The FCC also recently adopted a co-primary terrestrial allocation for 40 MHz of mobile satellite services and granted such licensees additional flexibility to lease spectrum under spectrum manager lease arrangements. This 40 MHz of spectrum has been purchased out of bankruptcy by a major satellite services provider and the transfer of this spectrum has been approved. The FCC also adopted an Order allowing the licensee of this spectrum to offer terrestrial-only service. Such additional flexibility allows this satellite provider to have the ability to offer terrestrial mobile broadband wireless services that may compete with the services we offer. In addition, Congress recently passed legislation providing the FCC with authority to conduct incentive auctions, including an incentive auction of DTV spectrum, and which requires the FCC to auction and license up to 65 MHz of spectrum, including AWS-3 and up to 15 MHz of AWS-2, by early 2015 and the FCC has initiated rulemakings to implement such incentive auction authority and to auction 10MHz of AWS-2 spectrum. In addition, some companies in non-telecommunications businesses, including cable, energy and utility companies, also are expanding their services to offer communications and broadband services. Moreover, some companies in non-regulated portions of the telecommunications industry, such as Internet search engine companies, are offering products and services that compete with our more highly regulated services. Some of these companies also are offering these services using unlicensed spectrum. We cannot control most of these factors and the continuing consolidation and resulting economies of scale and access to greater resources by our competitors and additional competition could result in slower growth, reduced revenues, increased churn and lower profitability, all of which could have a material adverse effect on our business, financial condition and operating results.

FCC build-out requirements may cause competitors to build out spectrum sooner and could cause additional competition sooner.

The FCC has taken actions, and may take further actions, to impose construction requirements on broadband mobile wireless licensees. For example, the revision of the WCS requirements has been, and certain mobile satellite service rules have been, and other such spectrum may be, coupled with more stringent build-out requirements than these licensees previously had or that our spectrum had in the past. Recently, one of the largest holders of WCS licenses reached an agreement with the satellite radio service providers that may allow increased use of WCS spectrum for broadband mobile services. Also, the FCC has taken, and in the future may take, regulatory actions designed to provide greater capacity and flexibility to other licensees, including our competitors, and could allow companies that are not currently our competitors to offer competing products and services. And, as it did in approving a transaction involving satellite service provider SkyTerra (now known as LightSquared), the Commission may condition its approval of a license transfer or additional flexibility by requiring the acquirer or licensee to meet new stringent build out or construction requirements and other conditions. Stringent construction requirements could be detrimental to us by fostering increased competition or increased competition at an earlier date. If the FCC imposes more stringent build-out requirements, it could lead to increased competition which could reduce our revenue, increase our churn, and reduce our profitability which could have a material adverse effect on our business, financial condition and operating results.

The continuing consolidation in the wireless industry through mergers, acquisitions and joint ventures also is creating increased competition and marketing initiatives.

Joint ventures, mergers and strategic alliances in the wireless industry have resulted in, and if the trend continues, will continue to foster, larger competitors competing for a limited number of customers. Currently, two of the largest national wireless broadband mobile carriers serve in excess of 60% of all wireless customers in the industry and may have dominant market power. The two largest national wireless broadband mobile carriers currently also earn a significant portion of all earnings related to wireless services, and hold commanding spectrum and other resource positions, which give them the ability to dominate the wireless market through exclusive handset arrangements and otherwise. In addition, the refusal of these dominant carriers to provide critical inputs, such as roaming services, on reasonable terms to others, including us, gives them even more dominant market power for wireless broadband mobile services. In addition, one of the largest national wireless broadband mobile carriers recently closed on the acquisition of an additional 20 MHz of AWS spectrum in most metropolitan areas in the United States and the other has received flexibility with respect to certain spectrum it holds. In addition, one of the other largest wireless broadband mobile carriers recently was granted flexibility with respect to wireless communications services spectrum it holds and has acquired and has publicly announced additional transactions to acquire spectrum and other business operations from other wireless broadband mobile carriers. Further, another of the other large wireless broadband mobile carriers has announced a transaction in which a substantial amount of its equity will be acquired by a large foreign corporation, with foreign wireless and wireline telecommunications operations and is in the process of trying to acquire the remaining shares of its majority owned 4G wireless broadband mobile carrier. With the increased competition, industry consolidation, and with the effect of the aggregate penetration of wireless services in all metropolitan areas, which has made it more difficult to attract and retain customers, our operating results could be adversely affected by such larger competitors with greater resources and means to compete and our ability to grow may be hindered which could have a material adverse effect on our business, financial condition and operating results.

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

We are increasingly selling, and may in the future sell even larger numbers of, handsets, devices (such as devices using the Android operating system), services and content that place a higher demand on our existing networks than handsets, devices, services and content we have historically sold. Industry trends, as well as our own experience, suggest that the demand for data services and the amount of data that will be consumed by a subscriber will continue to grow. We may not be able to satisfy the demands that these handsets, devices, services and content place on our network, we may not be able to profitably provide the data services used by these devices, and these devices, services and content may cause network congestion, strain the resources we devote to, and our ability to engage in, network management and limit our ability to meet the demands and expectation of our customers. We predominately offer data services using 1xRTT CDMA while most of our competitors use EVDO or other technologies which offer higher data speeds. In addition, because of our limited bandwidths for 4G LTE, our 4G LTE data speeds will not be as fast as those competitors who are using wider channels to offer 4G LTE or other high speed services. As a result, customers may not find our data services as attractive as those of our competitors. If we are unable to satisfy the demands of these new devices, services and content on our existing networks, we may be unable to offer these services profitably, these devices, services and content may cause network congestion and issues with respect to our existing customers, or we may have to raise prices or forego our unlimited service model, such that we may lose customers and may have difficulty attracting new customers. In addition, in order to meet the capacity demands of these new devices, services and content for data usage, we may be required to spend significant capital to build additional network capacity, lease additional sites, build additional DAS systems, purchase additional spectrum, redeploy spectrum from 4G LTE to CDMA or EVDO, refarm our CDMA spectrum to 4G LTE, or undertake other expenses or actions which could increase our costs. We also may be required to invest in technologies which have a shorter depreciable life which could increase our depreciation or result in write-offs. These demands also may require us to engage in network management technologies and practices which customers may find undesirable. All of the above could have a material adverse effect on our business, financial condition and operating results.

Our operations require continued capital expenditures and working capital, and we cannot guarantee that we will be able to obtain suitable financing to fund such capital requirements.

Our business strategy involves competing in major metropolitan areas, all of which have significant established competition from other providers. To compete effectively, we must continue to upgrade, enhance our networks and services, expand our geographic coverage, and increase capacity. If we fail to do so, or our customers or potential customers develop a perception that our services are not on par with our competitors, it could reduce our growth or increase our churn. As a result, we have invested, and expect to continue to invest, a significant amount of capital in the future to construct, maintain, expand, increase capacity, upgrade and operate our networks, billing, customer care and information systems, to implement our business plans, including our 4G LTE network, and support future growth of our wireless business. We cannot give any assurance that we can, will or will be able to make such future capital expenditures, or that our future capital expenditures will generate a positive return, or that we will have adequate capital available to finance future expansions, upgrades and enhancements to our networks. Further, our funding needs may increase if we pursue other opportunities such as spectrum acquisitions, acquisitions of assets or other strategic transactions, expansion into new or further geographic expansion, or upgrading our networks to new technology. There can be no assurance that sufficient funds will be available to us under an existing indebtedness or otherwise. Further, should we need to raise additional capital, the foreign ownership restrictions mandated by the FCC, and applicable to us, could limit our ability to attract additional equity financing outside the United States. If we were able to obtain funds, it may not be on terms and conditions acceptable to us, which could limit or preclude our ability to pursue new opportunities, expand our service, upgrade our networks, engage in acquisitions, or purchase additional spectrum, thus limiting our ability to expand our business which could have a material adverse effect on our business, financial condition and operating results.

Historically, we have been able to finance our needs and service our debt from cash internally generated from our operations and various debt and equity offerings. Our success and viability therefore now depends on, and may in the future depend on, our ability to maintain and increase revenues and to raise additional capital, when and if needed, on reasonable terms. We may not have the cash or be able to arrange additional financing, whether debt, equity or otherwise, to fund our future needs on terms acceptable to us or at all. In addition, if a change of control event occurs we may be required to repurchase or repay a significant portion of our outstanding debt. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our working capital and other liquidity needs, or at all. Further, as our operations grow, it may be more difficult to adapt and modify our business plan based on the availability of funding.

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

Because we offer predominately unlimited calling and data services for a flat rate, our customers tend, on average, to use our services more than the customers of other wireless broadband mobile carriers. We believe, based on industry trends and our own experience, that the average data usage of our customers may continue to rise. We anticipate we will need to acquire additional spectrum in order to continue our customer growth, expand into new metropolitan areas, maintain our quality of service, meet increasing customer demands and data usage, or to allow the deployment of new technologies. Over the past several years we have tried to acquire spectrum from a number of sources, including participating in government auctions and private transactions, but we have not been successful. In addition, there is no assurance that additional spectrum will be made available by Congress or the FCC, through auction or otherwise, or through private market transactions, on a timely basis, on terms and conditions or under service rules that we consider to be suitable for our commercial uses, or that any available spectrum will be compatible with our existing spectrum or networks, or that we will be able to acquire additional spectrum from the FCC or from third parties at a reasonable cost or at all. Furthermore, the continued aggregation of spectrum by the largest nationwide carriers may reduce our ability to acquire spectrum from other carriers. In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, such as heightened build-out requirements, limited renewal rights, clearing obligations, or open access requirements that may make it less attractive or less economical to acquire such spectrum. The FCC has recently initiated a notice of proposed rulemaking to examine whether the current spectrum screen used in acquisitions of spectrum should be changed or whether a spectrum cap should be imposed. Further, the FCC may refuse to approve an acquisition and transfer of spectrum licenses from others or our investments in other license holders. Finally, Congress recently enacted legislation that prohibits the FCC from limiting participation in auctions unless it does so through a general rulemaking, however, the FCC retains its ability to enforce rules of general applicability such as limits on spectrum aggregation. This provision may circumscribe the FCC's ability to limit eligibility on an auction by auction basis. If the FCC does not adopt a spectrum aggregation limits and enforce them for the auction of new spectrum, we may have difficulty acquiring such spectrum for prices we can afford, or at all. If additional spectrum is unavailable on reasonable terms and conditions when needed, unavailable at a reasonable cost, or unavailable without conditions that impose significant costs or restrictions on us, we may not be able to continue to increase our customer base, meet the requirements of our customers' usage of our services or to offer new services and as a result we could lose customers or revenues, which could have a material adverse effect on our business, financial condition, and operating results.

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

We presently have announced that we have entered into the Business Combination Agreement with T-Mobile, and if such should not be completed, we may in the future determine to expand our business, the markets in which we operate or the services that we provided, through the acquisition of selected spectrum or operating markets from other communication service providers, the acquisition of additional spectrum from any FCC auctions or auctions in other countries or from third parties, the acquisition of other communication service providers or through business combinations or other strategic transactions. Any such transactions, including the one with T-Mobile, can entail risk, may not be consummated, may require a disproportionate amount of our management and financial resources, may require us to sell additional equity or debt, may divert management's attention, and may create various operating difficulties and expenditures, among which may include:

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

•
triggering the change of control provision in our senior secured credit facility, the indentures and supplemental indentures governing our senior notes, and the change of control agreements of our officers, and acceleration of vesting equity and other incentive awards under our equity incentive plans;

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

•	potential unknown liabilities, difficulties, business disruptions, and unforeseen increased control in operating expenses or regulatory conditions associated with such transactions;

•	loss of or inability to attract and retain key personnel;

•	delayed implementation of services, products and technology pending any regulatory approval of such transaction;

•	impairment of relationships with employees, customers, suppliers, distribution channels or vendors;

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

The synergies and anticipated benefits to us of any strategic transaction, acquisition or merger may materialize more slowly than anticipated or may never materialize. Future investments, acquisitions, dispositions, business combinations, or similar arrangements could result in dilutive issuances of our equity securities, the reduction in our cash reserves, the incurrence of additional debt, contingent liabilities or amortization expenses, write-offs of goodwill, complications in our business, changes to our existing business or business model, and triggering of change of control provisions in our senior secured credit facility, and in the indenture, and the supplemental indentures governing our senior notes and in the change of control agreements of our officers, any of which could have an adverse effect on our business, financial condition and operating results.

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

A failure to meet the demands of our customers could adversely affect our business, financial condition and operating results.

Customer demand for our products and services are impacted by numerous factors including, but not limited to:

•	the different types of products, services, applications and content offered and the prices for and range of service plans, products, services, applications and content;

•	service content, features, data speeds, technology, coverage, compatible handset options, distribution, service areas, network speed, capacity, operability and quality;

•	customer perceptions;

•	competition and competitive offers;

•	economic conditions;

•	the pricing structures used by our competitors; and

•	customer care levels.

Managing these factors and customers' expectations of these factors is essential in attracting and retaining customers. We continually incur capital expenditures and operating expenses in order to improve and enhance our products, services, applications and content to remain competitive and to keep up with our customer demand, which include capital expenditures and expenses to expand the capacity and coverage of our network, to replace older technology or migrate to new technology platforms, vendors or services, to enhance or upgrade our networks, including capital expenditures and expenses to upgrade to future generation technologies, to purchase additional spectrum and necessary infrastructure equipment, to implement new or different services, service plans, handsets and related accessories to meet customer needs, to purchase or license additional services, applications or content, and to secure the necessary governmental approvals and renewals of our licenses necessary for our operations. Delays or failure to improve and enhance our products and services and expand the capacity of and upgrade our network to remain competitive and to keep up with our customer demand could limit our ability to meet our customer demands or customer expectations. Further, even if we improve and enhance our products, services, applications and content and expand the capacity of and upgrade our network, there can be no assurance that our existing customers will not switch to another wireless provider or that we will be able to attract new customers. If we are unable to meet our customer demands or customer expectations, including providing customers with a reliable and compatible network and devices, or manage our sales, marketing, distribution, advertising, customer support, billing and collection, we may have difficulty attracting and retaining customers, which could increase our churn, reduce sales, result in slower growth, increase operating costs, reduce our profitability, and decrease our revenue, all of which could have a material adverse effect on our business, financial condition and operating results.

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

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect the net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions or in net customer losses. However, sales activity and churn can be strongly affected by the launch of new metropolitan areas, introduction of new price plans, competition, delays in tax refunds and other government benefits, general economic conditions and by promotional activity, which could reduce, accentuate, increase or outweigh certain seasonal effects. If we fail to meet our expectations for customer additions in the first or fourth quarter, it could have a material adverse impact on our business, financial condition and operating results for future periods.

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

•
affordability and unfavorable United States economic conditions, which may have a disproportionately negative impact on certain portions of our customer base, particularly our large base of relatively lower income customers, including an impact on their ability to buy new handsets or pay for our services;

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

Our marketing and purchasing personnel are required to coordinate their activities to ensure that our distribution channels have adequate sales stock of handsets and other ancillary products to support our sales and marketing initiatives. Management of inventory balances requires accurate forecasting of customer growth and demand. Handsets and other ancillary products also are consumer products and can be subject to unforeseeable or unpredictable consumer trends and demands which may be difficult to accurately forecast or predict. We from time to time enter into purchase commitments related to the supply of our handsets based on such forecasting, historical purchasing trends and current customer demands and expectations. If we fail to predict and maintain an adequate sales stock of the appropriate model and type of handsets to meet the demands and preferences of our customers and to support our sales and marketing initiatives, we could have excess customer demand for handsets with only a limited supply or an excess supply of handsets for which we have limited or no demand. Additionally, if we misjudge consumer preferences or demands or future sales do not reach forecasted levels, we could have excess inventory that could not be sold easily. Further, if we do not have the handsets our customers want, we could fail to meet our customers' expectations or demands, resulting in lost sales opportunities or churn. Any failure to manage and control our supply inventories, including our purchase commitments, could lead to lower growth, decreased revenues, increased churn or decreased profitability, and could result in significant write-offs of inventory or inventory sold at prices lower than expected, any of which could have a material adverse effect on our business, financial condition, and operating results.

We may not be able to respond to the rapid technological changes occurring in the wireless industry.

The wireless telecommunications industry has been, and we believe will continue to be, characterized by significant and rapid technological change, including the rapid development and introduction of new technologies, products, and services. In order to be successful, we must anticipate these trends and develop new products, services, applications and content in a timely manner. We cannot give any assurance that we will be able to do so. Further, these technological advances, evolving industry standards, ongoing improvements in the capacity and the quality of digital technology, such as the implementation and development of 3G technology, wideband technologies such as WiFi which do not rely on FCC-licensed spectrum, the development of 4G technology, such as 4G LTE or WiMax, and the development of data and broadband capabilities, could cause the technology used by us on our wireless broadband mobile network to become less competitive or obsolete. Furthermore, there is no guarantee that the next-generation technology we have selected, 4G LTE, or the spectrum bands we have deployed it will be demanded by customers or will provide the advantages we expect, in which case the technology may not be widely commercially accepted and our competitive position could be materially adversely affected. The prevalence of electronic mail, web applications, content (including streaming audio and video) and non-voice communications may reduce the demand for some of our products and services and may increase the demand for other services. Additionally, VoIP is an emerging technological trend that could result in a decrease in demand for switched telephone services, such as those we currently provide. The resulting technological development of WiFi- or WiMax-enabled handsets permitting customers to communicate using voice and data services with their handset using VoIP technology in any area equipped with a wireless Internet connection, or a hot spot, could potentially allow more carriers to offer larger bundles of minutes, or unlimited services, while retaining low prices and the ability to offer attractive roaming rates or allows carriers to offer unlimited services on WiFi and a limited number of mobile services which compete with our services. The number of hot spots in the U.S. is growing rapidly, with some major cities and urban areas approaching universal coverage. Further, the development of new equipment, such as pico, micro and femtocells, and small cells, could allow our competitors to offer increased usage without increased cost thus reducing our cost advantage. As a result, competitors using more traditional and commercially proven technological advances to provide service or using more efficient, less expensive technologies (including those not yet developed), may have a competitive advantage over us by retaining and increasing their customer base, realizing certain economies of scale, and receiving greater support from equipment and other manufacturers. As the CDMA infrastructure of our network becomes less popular or obsolete, the cost of compatible equipment and technology may also increase and we may also be subject to significant write-offs or changes in estimated useful life and we may have difficulty securing upgrades and improvements in such equipment when needed.

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

Most national wireless broadband mobile carriers have greater spectrum capacity and spectrum with better propagation characteristics than we do that can be used to support 3G and 4G services. These national wireless broadband mobile carriers currently are investing substantial capital to deploy the necessary equipment to deliver 3G or 4G enhanced services, and have invested in additional spectrum to deliver 4G LTE services. The national wireless broadband mobile carriers in many instances have spectrum with better propagation characteristics than our spectrum and on average have more spectrum in each of the metropolitan areas in which we operate, or plan to operate than we have. We have deployed and are selling 4G LTE services in all of our major metropolitan areas, but because of the limited amount of spectrum available to us, we have deployed 4G LTE in selected metropolitan areas on 1.4, 3 and 5 MHz channels, which may be smaller channels than our competitors use for offering 4G LTE. Due to our limited spectrum, our networks have limited capacity and continued capacity increases in our metropolitan areas will require engineering solutions, which may not work as anticipated, or which may take longer to deploy than anticipated. As a result, we are dependent on, and more dependent than our competitors on, technological improvements to continue to grow and service the demands of our customers. We currently are dependent on a limited number of infrastructure and equipment providers to assist us in the development and deployment of our 4G LTE network and to manufacture equipment for use on our network.

Our limited spectrum and relatively high frequency spectrum may require us to lease more cell sites to provide equivalent service and coverage, spend greater capital compared to our competitors, deploy more expensive network equipment, such as six-sector antennas, make more extensive use of DAS systems, deploy equipment sooner, redeploy spectrum from 4G LTE to CDMA or EVDO, rely more heavily on traffic management tools and solutions, or make us more dependent on technological development, than our competitors. There can be no assurance that we can lease adequate tower sites or additional spectrum, or access DAS systems, or that our suppliers will undertake the necessary and timely technological developments. Moreover, our 4G LTE technology may not perform as expected or deliver the quality and types of services or performance we expect, demand or need. Further, as a result of increased use of our CDMA networks, we may be required to reduce the amount of spectrum used for 4G LTE in order to increase the capacity of our existing CDMA networks. Further, we may be required to deploy solutions that we may need to replace in our network prior to being able to fully depreciate such solutions, which could require us to take write-offs. We cannot assure you that necessary quantities of equipment and compatible devices will be available on commercially reasonable terms, or at all, or will operate on our network or will provide the customer with the quality and quantity of features desired, nor that when delivered such equipment and devices will be at cost-effective prices.

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

We do not develop or manufacture any products and are dependent on the development of products, content, applications and services by third parties for the services and technology we have deployed and provide on our spectrum. Two of our national wireless broadband mobile competitors acquired a significant portion of the 700 MHz spectrum auctioned by the FCC. We hold a 700 MHz license which is in a different spectrum block than the 700 MHz licenses being developed by the two largest national wireless broadband mobile competitors, which presents certain risks because some equipment manufacturers are focusing their 700 MHz equipment development efforts on the channel blocks held by and/or being developed by the major carriers, and the 700 MHz equipment made by these manufacturers may not be interoperable on the 700 MHz channel block we hold. As a result, we may be unable to use, or may be materially delayed in using, our 700 MHz spectrum. And, we may have higher costs for devices and equipment for our 700 MHz spectrum and the prospects for both inbound and outbound roaming may be limited on 700 MHz spectrum. Further, we are deploying 4G LTE on PCS and AWS spectrum so unless our customers' handsets are capable of using the 700 MHz spectrum on which our competitors are deploying 4G LTE, our customers will not be able to roam on our competitors' networks for 4G LTE services even if we are successful in obtaining roaming arrangements with such competitors.

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

The market for our services increasingly requires that we provide nationwide coverage for such services. Many of our competitors have, or have access to, national networks with substantially larger footprints than we have covering substantially all of the United States population as well as international roaming arrangements, all of which enable them to offer automatic roaming, long distance telephone and 3G and 4G LTE services to their customers at a lower cost than we can offer. This also allows our competitors to sustain unlimited flat-rate local, and nationwide roaming plans on their existing networks over a larger area than we can sustain on an economic basis. We provide a significant portion of our nationwide services utilizing roaming agreements with other third party carriers, which allows our customers to roam on those carriers' networks to provide voice, text (and some data) services to areas outside our service areas and to improve coverage within select areas of our footprint. We have entered into agreements with other third party carriers who provide such roaming services to us and who carry long distance calls made by our customers. These roaming agreements, however, do not cover all geographic areas where our customers may seek service when they travel, and they generally cover voice and text but may not cover data services or other advanced service features. These agreements are subject to renewal and termination rights, including in certain instances the right to terminate in the event we experience a change of control, and if such agreements are terminated or not renewed, the rates charged to us increase substantially, or our customers increase their use of roaming services, we may be required to pay significant amounts of money for roaming service and we may be unable to provide nationwide coverage to our customers on a cost-effective basis. Additionally, our aggregate roaming costs are highly susceptible to the geographic roaming patterns and usage patterns of our customers. Since our unlimited nationwide service plans do not include any incremental roaming charges, we absorb these costs such that as we add customers our roaming expenses will increase. If customers increase their roaming in amount or frequency our consolidated financial results could be negatively impacted.

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

The wireless broadband mobile wireless industry has continued to experience consolidation and any consolidation would further reduce the carriers from which we could receive roaming services, including 4G LTE roaming services. If we are unable to enter into or maintain roaming agreements for roaming services that our customers desire at reasonable rates, including in areas where we have licenses or lease spectrum but have not constructed facilities, we may be unable to compete effectively and attract and retain customers, and we may lose revenues. At least one of these agreements requires us to prefer that carrier over others which may restrict our ability to receive the benefits of new roaming arrangements or lower prices. Several of our roaming agreements can be terminated for breach or if we experience a change of control such as the one contemplated under the Business Combination Agreement with T-Mobile in the Proposed Transaction. We also may be unable to continue to receive roaming services in areas in which we hold licenses or lease spectrum after the expiration or termination of our existing roaming agreements. We also may be obligated to allow customers of other technically compatible carriers to roam automatically on our systems, which may enhance their ability to compete with us.

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

If we are unable to meet our customers' expectations for nationwide coverage for the services they want, it could reduce the number of new customers we add to our services and may increase our churn. We also may be unable to provide roaming for certain services at all or the rates may not be acceptable to our customers. If our customers demand roaming services and we are unable to provide such roaming at all or at cost effective rates, we could have increased churn, decreased growth, and lower revenue and profits. Further, if the rates we pay for roaming increase, it could reduce the profits we make on our services, or require us to cease providing such services on an unlimited basis. A termination of existing roaming agreements or a significant increase in the prices we pay for roaming could have a material adverse effect on our business, financial condition and operating results. Some of our roaming agreements also contain provisions allowing the other party to terminate in the event we experience a change of control such as the one contemplated under the Business Combination Agreement with T-Mobile. If we experience a change of control, we may lose the right to roam with certain carriers which could reduce the areas our customers receive services, or the types of services received. The occurrence of any such events could have a material adverse effect on our business, financial contracts and operating results.

The economy and economic conditions have a significant impact on our business.

In the recent past, the United States economy has deteriorated significantly, unemployment rates have increased and such conditions may continue for the foreseeable future. Our business has been, is being, and could be further affected by such economic conditions, including, but not limited to, consumer credit conditions, consumer debt levels, rates of inflation, energy costs, gasoline prices, timing of tax refunds, availability of tax payer loans, unemployment rates, housing foreclosures, as well as consumer confidence and consumer spending. Moreover, the areas in which we operate may experience greater impact from these factors than other areas of the country or may recover more slowly. These factors are outside of our control. If economic conditions and unemployment rates continue to deteriorate, or remain depressed, our existing and future customer base may be disproportionately and adversely affected due to the generally lower per capita income of our customer base (versus the largest national facility-based wireless broadband mobile carriers) and their inability to pay, or obtain adequate access to sufficient credit, and increased potential to terminate a portion or all of their services. In addition, a number of our customers work in industries or in areas of the country which may be disproportionately affected by an economic slowdown or recession. More generally, adverse changes in the economy are likely to negatively affect our customers' ability to pay for existing services and to decrease their interest in purchasing new services. These same economic conditions may negatively impact our third-party service providers who experience cash flow problems or liquidity concerns or are unable to obtain or refinance credit such that they may no longer be able to operate. The resulting impact of such economic conditions on our customers, on consumer and discretionary spending and on our product and service providers could have a material adverse effect on demand for our products, services and on our business, financial condition and operating results.

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

Recent actions indicate that the FCC will be proactive in and may increase the regulation of wireless services, and we cannot predict with any certainty the nature and extent of the changes in federal, state and local laws, regulations and policy we will face, or the effect of such elections on any pending legislation. For example, changes in the political climate could affect the extent to which further consolidation of wireless carriers will be approved by the government and such changes could reduce our strategic merger and acquisition options. Further, regulatory requirements, such as open network access, could impose costs on us or limit our ability to provide our services in a cost effective or profitable way. Any changes in regulation, new policy initiatives, increased taxes or any other changes in state or federal law may have an adverse effect on our business, financial condition and operating results.

We may be unable to enforce or protect our intellectual property and intellectual property rights.

We own, license, develop and use intellectual property, including patents, copyrights and trade secrets, in our business. While we engage in measures to protect our intellectual property, such measures offer limited protection and may not prevent the infringement or misappropriation of our information or our proprietary rights. Further, the enforcement of our intellectual property rights may require legal action, which may be costly and may not be successful, even if our rights are misappropriated or infringed. Additionally, others may independently develop processes and technologies that are competitive to ours.

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

We and our suppliers may be subject to claims of infringement, or may need to seek third-party licenses to make or expand our offerings.

The technologies used in the communications industry are subject to a wide array of patents and other intellectual property rights. We also are increasingly providing operating systems, applications and content to our customers we license or obtain from others that may be subject to patent, trademark, copyright and other intellectual property rights. As a result, third parties may assert infringement and misappropriation claims against us or our suppliers from time to time based on our or their general business operations or processes, the equipment, software or services we or they use or provide, the products, services, operating systems, applications and content we provide (including products, software, applications, content or services provided by vendors and incorporated into the products, software, applications, content and services we provide), or the specific operation of our wireless networks or service. We and our suppliers have been, and may in the future, be subject to infringement or misappropriation claims that, if successful, could preclude our ability to use, sell or license such product, service, application, content or network feature, preclude the supplier from supplying us with or licensing us the products, software, applications, content and services we require to run our business or offer our product, service, application, or content, require the supplier to change the products, software, applications, content and services they provide or license to us in a way which could have a material adverse effect on us, cause the supplier to increase the charges for their products, software, applications, content and services to us, or require us to pay royalties for a license for such products, software, applications or content or services. We also cannot guarantee that we will be fully protected against all losses associated with an infringement or misappropriation claim involving our manufacturers, licensors and suppliers who provide us with the equipment, software, applications, content, and technology that we use in our business or that we will be able to recoup any royalties paid. In addition, our suppliers may refuse to, or may be unable to, pay any damages or honor their defense and indemnification obligations to us, which may result in us having to bear such losses. We may also have to buy equipment, products, software, applications, content and services from other third party suppliers or pay royalties to the holders of intellectual property rights.

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

Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property rights from third parties to be able to enhance our offerings of products and services. If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms or at all, our ability to offer new products and services may be restricted, made more costly or delayed.

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

We also have entered into a non-exclusive agreement to purchase and license most of our 4G LTE system products, licensed materials and services from a single network infrastructure vendor. As 4G LTE is a new, complex technology, we cannot assure you that this vendor will develop the products we need, or develop such products in the timeframe or manner we require. In the event that this vendor fails to enhance, maintain, upgrade, or improve the 4G LTE products, software and services we have contracted to purchase from it when and how we need, we may be delayed in launching additional 4G LTE services or in upgrading or enhancing our 4G LTE services or we may fail to meet our customers' demands or expectations.

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

If we fail to renegotiate or extend agreements with our suppliers as they expire, or if our suppliers terminate their agreements with us, experience a disruption or difficulty in raising necessary capital, go bankrupt, do not develop or enhance their products, services, software, or applications at all or in a timely manner, or experience interruptions or other problems delivering quality products, software, applications or services to us on a timely basis or at all, it may result in significantly increased prices or cause us to have difficulty providing services to or billing our customers, developing, delivering, and deploying new products (including sufficient volume and types) and services and/or upgrading, maintaining, improving our networks, generating accurate or timely financial reports and information, providing customer care, or meeting the demands, requirements or expectations of our customers. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement services on economically attractive terms, or at all. Our reliance on others to provide essential products, software, applications, and services on our behalf also gives us less control over the efficiency, timeliness and quality of these products, software and services. Any failure of one of the vendors to meet their contractual commitments, to provide the products, software, services or applications we need or our customers demand or expect, the loss, termination or expiration of these agreements, or our inability to renew these arrangements at all or on favorable terms or negotiate agreements with other providers at comparable rates could have a material adverse effect on our business, financial condition and operating results.

We rely heavily on indirect distribution channels.

Unlike many of our competitors that rely upon “big box” retailers, company-owned stores, direct sales forces, and exclusive partners, our business model utilizes and relies predominately on indirect distribution outlets including a range of exclusive and non-exclusive local, regional and national mass-market dealers and retailers allowing us to reach the largest number of potential customers in our metropolitan areas at a relatively low cost. Approximately 90% of the sales of our handsets and services occur through these indirect distribution channels. Many of our dealers own and operate more than one location and may operate in more than one of our metropolitan areas. Because these third party dealers are the primary contact between us and our customers in many instances, including accepting payment for our services on our behalf, they play an important role in our ability to grow our business and in customer retention. There may also be risks associated with the actions taken by our distributors or the failure of our distributors to follow regulatory requirements. Additionally, with the current state of the United States economy, employment rates, mortgage foreclosures, delays in tax refunds, and the credit markets, in addition to our reduced growth, which may continue for the foreseeable future, some of our dealers and vendors have experienced, and may in the future experience, problems and may be unable to continue their operations or secure funds for their continued operations or to grow their operations. Further, due to the present economic conditions, we may be unable to find participants in our local markets that would qualify or be able to open a location to replace closed operations. Moreover, since we rely on such third parties to provide some of our services, any bankruptcy, termination, switch or disruption in service by such third parties or diminution in the number of such third parties could be costly and affect operating efficiencies and our ability to attract and retain customers which could have a material adverse effect on our business, financial condition and operating results.

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

When our customers use our service to call customers of other carriers, we are required in certain circumstances under the current intercarrier compensation scheme to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. And, as a wireless carrier we are not entitled to receive access payments from interexchange carriers who route calls for termination on our network. However, the FCC recently adopted an order that significantly reforms the existing intercarrier compensation scheme, adopting a unified intercarrier compensation regime for all traffic exchanged between all carriers, including CMRS carriers such as us. This new regime includes a transition period in which rates for the termination of non-intra MTA CMRS access will decrease over periods specified by the FCC, and will culminate in all traffic exchanged between carriers being at bill-and-keep, meaning that carriers will not charge each other for the exchange of traffic. Further, the new regime moved all intraMTA traffic exchanged between CMRS and local exchange carriers to bill-and-keep by the middle of 2012. The FCC's new intercarrier compensation regime is subject to numerous appeals and petitions for reconsideration, and we are unable to predict the outcome of such appeals and petitions for reconsideration at this time. In addition, the FCC has released a Further Notice of Proposed Rulemaking in which it seeks comment on specifics related to the ultimate transition to a bill-and-keep regime.

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

We have entered into interest rate protection agreements to manage the Company's interest rate risk exposure by fixing a portion of the interest expense we pay under our senior secured credit facility; however, there can be no assurance that these will be effective or that we will be able to continue to enter into these agreements at a reasonable cost. If the counterparties to such interest rate protection agreements fail to honor their commitments, we could experience higher interest rates, which could have a material adverse effect on our business, financial condition and operating results.

The investment of our substantial cash balances are subject to risk.

We have substantial cash balances and we can and have historically invested our substantial cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. As a result of uncertainty in the United States political arena, the United States economy, and the credit and financial markets, together with the potential impact of the failure of the United States government to raise the United States debt ceiling and the possible downgrade of the United States debt credit rating, the stability of the trading market for United States government securities and treasury auctions could be adversely impacted or impaired and the United States government may be unable to satisfy their obligations under any treasury securities we hold. We are also exposed to risks resulting from the deterioration in the financial condition of financial institutions holding our cash deposits, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. All our investments are subject to credit, liquidity, market and interest rate risk. Such risks may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long term, which may have a material adverse effect on our business, financial condition, operating results and liquidity.

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

Recently enacted health care reform legislation may increase our costs.

Congress recently enacted sweeping health care reform legislation that will be implemented on a staggered basis over the next seven years. Health care reform as mandated and implemented under the legislation, and any future federal or state mandated health care reform, may increase the costs of our employer-sponsored medical plans either directly or as a result of providers passing through their increased costs. If the cost increase is material, our business, financial condition or results of operations could be adversely affected.

Concerns about whether wireless telephones pose health and safety risks may lead to the adoption of new regulations or lawsuits that could adversely affect our business.

Media reports and some studies have given rise to claims that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, or interfere with various electronic devices, including air bags, hearing aids, pacemakers and other medical devices. The World Health Organization's International Agency for Research of Cancer has also stated that exposure to wireless handsets may be carcinogenic. Additional studies have been undertaken to determine whether the claims based on these reports and studies are accurate. Further lawsuits have also been filed against various participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. While many of these alleged adverse health lawsuits have been dismissed on various grounds, including a lack of scientific evidence linking wireless handsets with such adverse health consequences, future lawsuits could be filed based on new evidence or in different jurisdictions. Most of these lawsuits allege personal injury claims, although courts have begun to permit claims for economic loss due to omissions or misrepresentations in the marketing of the handsets. If lawsuits regarding any of the above are filed against us, it could be costly to defend, divert management's attention from the business, and could subject us to substantial liability. If any such suits do succeed, or if plaintiffs are successful in negotiating settlements, it is likely additional suits would follow. In addition to health concerns, safety concerns have been raised with respect to the use of wireless handsets, including texting, while driving. Certain states and municipalities in which we provide service or plan to provide service have passed or proposed laws prohibiting or restricting the use of wireless phones while driving, prohibiting texting while driving, limiting use of wireless devices while driving by persons under the age of 18, or requiring the use of wireless headsets, and other states, municipalities and the federal government may do so in the future. In addition, legislation has been introduced which would require prepaid carriers to collect and verify certain information from their subscribers. We generally do not verify information we collect from our customers. If we are required to do so it could affect our ability to sell our products or the willingness of certain third party distributors to sell our products.

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

•	fraud, including customer credit card fraud, subscription or dealer fraud;

•	unauthorized use of our or our providers' networks;

•	unauthorized access to our information technology, billing, customer care and provisioning systems and networks and those of our vendors and other providers;

•	human error;

•	demands placed on our network by devices, services or content demanded by our customers;

•
disruptions, damage or unauthorized access beyond our control, including disruptions or damage, or unauthorized access caused by criminal or terrorist activities, theft, natural disasters, such as earthquakes, hurricanes, floods, or fire, power surges, or equipment failure; and

•	failures in operational support systems.

Network disruptions (including breaches of our network security), whether from natural causes or manmade, may cause interruptions in service, degradation of service, breaches, dissemination, destruction of or access to customer communications, location information, or personal information, excessive call volumes to call centers, damage to our or our customers' equipment, theft of or illegal access to customer communications, location information, or information, or reduced capacity for customers, any of which could cause us to lose customers, lose revenue, suffer reputational and goodwill damages, embroil us in litigation and cause us to incur remediation costs, including liability for stolen information, repairing systems, or incentives offered to customers after an attack and increased cyber security protection costs, including organizational changes, deploying additional personnel and technologies, and training or engaging consultants. Some portions of our network are not fully redundant and our disaster relief plans may not be adequate or timely. The resulting interruption or failure to provide our services, including the harm to our reputation, could have a material adverse effect on our business, financial condition and operating results.

We also purchase equipment, including handsets, and license software from third parties, including some that may originate in China. While we generally test equipment and software we purchase that we put in our networks, we cannot be assured that such equipment or software does not contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information, including our customer communications, location information, or information stored or transmitted on such networks or equipment.

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

Despite our network security, processes and strategies we have put in place with respect to our systems and networks, including confidential customer data, our physical facilities, information systems and networks are not completely secure and may be vulnerable to physical or on-line break-ins, computer viruses, malware, sabotage, theft, attacks by hackers, cyber attacks or similar disruptive problems. If hackers/cyber thieves gain improper access to our networks, systems, or databases, they may be able to access, steal, publish, delete, misappropriate or modify confidential personal information concerning our customers that could result in harm to our customers and additional harm perpetrated by third parties who are given access to the consumer data, which could give rise to loss of goodwill, customer churn, and litigation against us. Due to the evolving techniques used in cyber attacks and by hackers to sabotage or gain unauthorized access to our systems, we may not be able to anticipate or implement adequate preventive measures in time or prevent such unauthorized access, we may need to expend significant resources to protect against security breaches to address problems caused by breaches, and our insurance may not be adequate to reimburse us for losses caused by such security breaches. The actual or perceived failure of our network's security could damage our reputation and public perception of our ability to provide a secure service, which could adversely affect our ability to retain or gain new customers, expose us to significant liability, sanctions, fines and litigation, increase churn and have a resulting material adverse effect on our business, financial condition and operating results.

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

We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not impose new or revised regulatory requirements, new or increased costs, or require changes in our current or planned operations. Indeed, the FCC has initiated a series of inquiries and rulemaking proceedings pertaining to the wireless industry that could result in material changes in the applicable rules and policies and may increase the regulation of the industry and increase our costs and limit our flexibility and ability to compete. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. For these reasons, we cannot predict the ultimate impact of these proceedings at this time.

The FCC has adopted an expansive view of the scope of its regulatory authority over wireless carriers which are licensed under Title III of the Communications Act which could enable the FCC to impose regulatory mandates in additional areas. The FCC and state regulatory agencies also are increasingly focused on the quality of service, customer disclosures, customer privacy, and customer support that wireless carriers provide and the FCC and several agencies have proposed or enacted new and potentially burdensome regulations in this area. Recently, several state commissions also took a proactive role in reviewing a major wireless merger transaction and this trend, if it continues, could subject such companies to additional state regulatory requirements in connection with such transactions. The Communications Act, from which the FCC obtains its authority, and state regulatory enabling legislation may be interpreted in a manner that imposes additional costs for compliance or be further amended in a manner that could be adverse to us. Further, with past and possible future changes in the composition of Federal and state legislatures and regulatory commissions, there may be additional legislative or regulatory changes that affect our business.The FCC also may change its rules or make spectrum allocations in bands adjacent or proximate to those licensed to us, which could result in adverse consequences to our business, including harmful interference to our existing networks and spectrum. If, as a result of interference, our customers experience a significant increase in dropped calls or significantly degraded service, we could experience higher churn and we may have difficulty adding additional customers, which could have an adverse effect on our business, our financial condition and operating results. In addition, the interference may cause our networks to have reduced capacity, which may require us to incur additional costs of adding cell sites or DAS nodes and to spend additional capital or may limit our ability to serve our customers, limit our growth, or increase our churn. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that such regulators or third parties will not raise material issues with regard to our compliance or noncompliance with regulations applicable to us.

We also are subject, or potentially subject, to a number of additional federal, state, and local laws, rules, ordinances and requirements, including, but not limited to, common carrier obligations; universal service obligations; number portability requirements; number pooling rules; rules governing billing, subscriber privacy, subscriber personal information, and customer proprietary network information; tower lighting and painting; access to E911 and location accuracy requirements; roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; emergency warning requirements; bill shock; rules governing spam, telemarketing and truth-in-billing; equal employment opportunity reporting requirements; tower siting, historic preservation, and outage reporting; open Internet requirements; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. There are also pending proceedings including, but not limited to, proceedings exploring the imposition of various types of nondiscrimination and open access obligations on our handsets and networks; the prohibition of handset exclusivity; handset interoperability; the possible re-imposition of bright-line spectrum aggregation requirements; further regulation of special access used for wireless backhaul services; requirements relating to information to be provided to customers or information collected by us; allocation of additional spectrum for wireless services, including modifying rules related to use of existing spectrum for wireless use; among others. States may also seek additional authority from the FCC to regulate certain CMRS services if the FCC finds that CMRS services are the functional equivalent of local exchange services. As wireless substitution for local exchange services increases or the percent of the population which uses wireless devices increases, it may become more likely that CMRS services experience further regulation. Additionally, we may be subject to claims for violations of environmental law, regardless of fault, as a lessee or owner of any of our tower sites. Some of these requirements and pending proceedings, including without limitation those described above, pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions and may require us to spend money to become in compliance. Further, these requirements generally are the subject of pending FCC, federal, state or local administrative or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

Our business also is subject to various other regulations, including certain regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Securities Exchange Commission, the Department of Labor, and other federal, state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. Because of our smaller size, relatively smaller resources, management structure, more limited spectrum holdings, concentration of operations in a few states in major metropolitan areas, and composition of our current and prospective customer base, governmental regulations and orders can disproportionately increase our costs, divert management attention, require us to change our process or management structure, and affect our competitive position compared to other larger telecommunications providers. For example, legislative and regulatory bodies have raised issues and concerns and proposed new legislation limiting the ability of American companies to use certain foreign vendors to supply equipment, materials and other services used in the operation of our business. Recently members of Congress and certain regulatory agencies have expressed concern with regard to the US trade imbalance with China, the alleged violations of intellectual property rights by Chinese companies and potential security risks purchasing equipment and software from Chinese companies. In October 2012, the U.S. House of Representatives Permanent Select Committee on Intelligence issued a report asserting that network equipment manufactured by Chinese telecommunications companies poses a security threat to the United States and recommending the use of other network vendors. The report also recommends that Congress consider adopting legislation to address the purported risk posed by telecommunications companies with nation-state ties. If new legislation or regulation is passed restricting the purchase of goods and services from certain countries, it could result in significant cost and the loss of certain economies of scale garnered from extensive negotiations. It could also limit our ability to have access to handsets and other subscriber equipment for prices our customers demand. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business. As previously noted herein, a variety of changes in regulatory policies are under consideration and depending upon the outcomes, the changes could have a material adverse effect on our business, financial condition and operating results.

Compliance with current or future federal, state, or local laws, regulations, rules, and ordinances could have a material adverse effect on our business, financial condition and operating results, including but not limited to increasing our operating expenses or costs, requiring us to obtain new or additional authorizations or permits, requiring us to change our business and customer service processes, limiting our ability to attract and retain certain customer segments, decreasing our ability to compete or differentiate our services, increasing our costs and expenses to offer services, increasing the costs of our services to our customers, requiring system and network upgrades, requiring process, system or management structure changes, requiring greater transparency for our services and network management techniques, lengthening the time required to develop and deploy new services or products, increasing cost of insurance coverage, requiring us to hire additional employees, requiring us to spend significant additional capital, limiting the capacity of our networks, limiting the services we can offer our customers, and requiring us to change our business strategy and service plans. A failure to meet, or maintain compliance with, federal, state or local regulations, laws, rules or ordinances also could have a material adverse effect on our business, financial condition and operating results, including, but not limited to, subjecting us to fines, forfeitures, penalties, license revocations, or other sanctions, including the imposition of mandatory reporting requirements and corporate monitors, limitations on our ability to participate in future FCC auctions or acquisitions of spectrum, corporate bars, officer or director bars, and compliance programs and corporate monitors. In addition, a material failure to comply with regulations or statutory requirements may limit our ability to draw certain amounts under our senior secured credit facility or could result in a default under our senior secured credit facility or the indentures or supplemental indentures governing our senior notes, which could have a material adverse effect on our business, financial condition and operating results.

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

In 2010, the FCC enacted new “net neutrality” rules based on three core principles of (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. Mobile broadband Internet providers, such as us, are subject to transparency disclosure requirements and a requirement that such carriers would not block access to lawful websites or applications that compete with such carriers voice or video telephony application. These rules became effective on November 20, 2011. These new rules will permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules also permit usage-based billing, and permit broadband service providers to offer additional specialized services such as facilities-based IP voice services, without being subject to restrictions on discrimination. These rules are subject to interpretation and have not been applied by the FCC or reviewed by the courts. The rules have also been challenged before the Court of Appeals for the District of Columbia Circuit by us and others, and we are unable to predict the outcome of these appeals. Prior to the effective date of such rules, we already have been the subject of third party challenges at the FCC to the manner in which we are configuring and managing our wireless broadband mobile Internet access services and network. These challenges, and others that might follow, could limit our ability to offer differentiated services, and to price our services to be competitive with other providers of broadband Internet access services. They have and could in the future subject us to negative publicity and damage to our reputation and good will, and could distract or divert the attention of management and resources of the company. These net neutrality rules will be enforced based on a case-by-case complaint basis and may adversely affect our business by limiting our ability to manage our customers' use of our network, requiring us to provide third party access to our networks on terms and conditions that jeopardize our flat-rate, unlimited usage pricing plans, constraining our ability to offer innovative differentiated services, limiting our ability to offer our services on a competitive basis with other providers, or requiring us to disclose information that may subject us to further litigation. Our ability to employ network management techniques, or to manage bandwidth-intensive applications or uses, may be impaired in a manner that reduces the quality of our services for all customers. The result could be a decline in the quality of our services. If any of these risks occur, it could have a material adverse effect on our business, financial condition and operating results.

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

The trading prices of the securities of communications companies historically have been highly volatile. In particular, the trading price of our common stock has been, and is likely to be, subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:

•	actual or anticipated fluctuations in our or our competitors' operating and financial results;

•	introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors;

•	analyst projections, predictions and forecasts, analyst target prices for our securities and changes in, or our failure to meet, securities analysts' expectations;

•	entry of new competitors into our markets or perceptions of increased price competition, including a price war;

•	our performance, including subscriber growth, and our financial and operational metric performance;

•	concentration of offered services and assets in the U.S., in particular limited major metropolitan areas;

•	changes in our credit rating or future prospects;

•	disruptions of our operations or service providers necessary to our network operations;

•	seasonal effects on, or other variations in, our customer base and our business metrics, including churn and net gains;

•	market perceptions relating to our services, network, handsets and deployment of our 4G LTE platform and our access to iconic handsets, services, applications or content;

•	our ability to develop and market new and enhanced products and services on a timely basis that are attractive to our customers or that meet our customers' expectations or demands;

•	challenges to our intellectual property rights or claims that we infringe the intellectual property rights of others;

•	pending or threatened litigation or regulatory investigations;

•	adoption of or changes in governmental regulations and new accounting standards;

•	conditions and trends in the communications and high technology markets;

•	adverse publicity regarding our Company;

•
announcements of, rumors of, predictions of, or the consummation of mergers, acquisitions, sales, strategic alliances or significant agreements, or resources of, or lack of, any of the foregoing, by us, about us, or by or about our competitors, including the current announcement regarding the transaction with T-Mobile;

•	announcements by us or competitors of significant contracts, commercial relationships or capital commitments;

•	announcement by us regarding the entering into, or termination of, material transactions or agreements;

•	sales of our common stock by our directors, executive officers, affiliates, significant stockholders, or us;

•	the amount of short interest in our securities;

•	volatility in stock market prices and volumes, which is particularly common among securities of telecommunications companies;

•	market perceptions of the wireless communications industry and valuation models for us and the industry;

•	the general state of the U.S. and world economies;

•	the availability or perceived availability of additional capital in general and our access to such capital;

•	availability of additional spectrum, whether by the announcement, commencement, bidding and closing of auctions for new spectrum or acquisitions of other businesses;

•	recruitment or departure of key personnel, management or board members; and

•	failure to timely file periodic reports.

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

We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience growth in the future. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC, collectively referred to as SOX. SOX requires us to furnish a report of management's assessment of the design and effectiveness of our internal control over financial reporting as part of this annual report on Form 10-K , and our management also is required to report on the effectiveness of our disclosure controls and procedures. We regularly evaluate our internal controls, and our independent auditors annually attest to our internal controls over financial reporting in compliance with SOX. Material weaknesses could result in inaccurate financial statements or other disclosures or failure to prevent fraud. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, or to successfully remediate any material weaknesses in a timely manner, we may not comply with SOX and our independent auditors would be unable to certify as to the effectiveness of our internal controls over financial reporting and our stock price could fall and we could be subject to investigations or sanctions by regulatory authorities or delisting from the NYSE. Further, any material weakness or failure of our internal controls, or the effectiveness of our internal controls, could result in a restatement of our financial statements which could also lead to a decline in our stock price. Inadequate internal controls also could harm our reputation, cause us to lose customers, or cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock, all of which could have a material adverse effect on our business, financial condition and operating results. Any restatement of our financial statements could have adverse consequences, including the triggering of an event of default under any senior secured credit facility and the indentures and supplemental indentures governing our senior notes, our credit rating could be downgraded, which could result in an increase in our borrowing costs and make it more difficult to borrow funds on reasonable terms or at all, the NYSE could begin delisting proceedings, key executives may depart, and we could have stockholder litigation or SEC enforcement action, any of which could have a material adverse effect on the market price for our securities and on our business, financial condition and operating results.

The value of our FCC licenses may drop in the future as a result of volatility in the marketplace and the sale of additional spectrum by the FCC.

The market value of FCC licenses has been subject to significant volatility in the past and the value of our licenses may continue to fluctuate based on market conditions, the availability of spectrum, whether through consolidation in the industry, FCC regulatory action or auction, the availability of buyers and sellers, changes in our business plans, and the inability to ascertain the value of any license due to such volatility. The impact of the availability of spectrum from any future actions and auctions, or spectrum flexibility relief, on license values is uncertain. While the value of these licenses is determined using a market approach for purposes of our impairment testing, those values differ from what would ultimately be realized in a sales transaction, which could be material. Intangible assets are by their nature not readily saleable and could be subject to significant delays in their liquidation, including FCC approval prior to the sale of our FCC licenses. There can be no assurance of the market value of our FCC licenses or that the market value of our FCC licenses will not be volatile in the future, whether as a result of consolidation in the industry, the sale of spectrum by one or more carriers, the flexibility of options allowed for spectrum not currently used for wireless mobile broadband services, change in our business plans, or an FCC auction. If the value of our licenses was to decline significantly, we could be forced to record non-cash impairment charges that could impact our ability to borrow additional funds. A significant impairment loss could have a material adverse effect on our net income and on the carrying value of our licenses on our balance sheet, which could have a material adverse effect on the market price for our securities and on our business, financial condition and operating results.

Declines in our operating performance could ultimately result in an impairment of our indefinite-lived assets, including FCC licenses, or our long-lived assets, including property and equipment.

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including FCC licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The estimation of fair values or carrying values requires assumptions by management about factors that are highly uncertain and possibly volatile, including future cash flow, stock prices, discount rates and other factors. If adverse economic conditions, poor consumer confidence, reduced consumer spending, or volatile and decreasing stock prices, including our stock, continues for a period of time or we do not achieve our planned operating results, these factors may ultimately result in a non-cash impairment charge to earnings, which could be material, related to our long-lived assets and/or our indefinite-lived intangible assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our FCC licenses and/or our long-lived assets on our balance sheet, which could have a material adverse effect on the market price for our securities and on our business, financial condition and operating results.

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

The terms of the agreements governing our long-term indebtedness, subject to specified limitations, allow for the incurrence of additional indebtedness by us and our subsidiaries. Although we have substantial indebtedness, we may still be able to incur significantly more debt under our senior secured credit facility and our indentures and supplemental indentures governing our senior notes, which could further reduce the cash we have available to invest in our operations as a result of our increased debt service obligations. In addition, the more leveraged we become, the more we, and in turn the holders of our securities, become exposed to the risks described above in the risk factor entitled “Our operations require continued capital expenditures and working capital, and we cannot guarantee that we will be able to obtain suitable financing to fund such capital requirements.”

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

Our ability to meet our existing or future debt obligations and to reduce our indebtedness will depend on our future performance and the other cash requirements of our business. Our performance, to a certain extent, is subject to general economic conditions, financial, competitive, business, political, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payment on our debt will depend on the satisfaction of covenants in our senior secured credit facility, the indentures and supplemental indentures governing our senior notes, other debt agreements and other agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios. We cannot assure you that we will continue to generate sufficient cash flow from operations at or above current levels or that future borrowings will be available to us under our senior secured credit facility or from other sources in an amount sufficient to enable us to service our debt or repay all of our indebtedness in a timely manner or on favorable or commercially reasonable terms, or at all. If we are unable to satisfy our financial covenants or generate sufficient cash to timely repay our debt, our lenders could accelerate the maturity of some or all of our outstanding indebtedness. As a result, we believe we may need to refinance all or a portion of our remaining existing indebtedness prior to its maturity. Disruptions in the financial markets, the general amount of debt refinancings occurring at the same time, and our financial position and performance could make it more difficult to obtain debt or equity financing on reasonable terms or at all. Prevailing market conditions could be adversely affected by the ongoing disruptions in the European sovereign debt markets, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, failure to raise the United States debt ceiling, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce debt obligations.

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our executive offices in Richardson, Texas, and regional offices in Alameda, California; Folsom, California; Irvine, California; Los Angeles, California; Riverside, California; Ft. Lauderdale, Florida; Jacksonville, Florida; Orlando, Florida; Tampa, Florida; Norcross, Georgia; Shreveport, Louisiana; Chelmsford, Massachusetts; Grand Rapids, Michigan; Livonia, Michigan; Las Vegas, Nevada; Hawthorne, New York; Garden City, New York; Fairfield, New Jersey; East Hartford, Connecticut; Ft. Washington, Pennsylvania; and Plano, Texas. As of December 31, 2012, we also operated 163 retail stores throughout our metropolitan areas. Our executive offices, all of our regional offices, switch sites, retail stores and virtually all of our cell sites are leased from unaffiliated third parties. We believe these properties, which are being used for their intended purposes, are adequate and well-maintained.
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
Since the announcement on October 3, 2012 of the execution of the business combination agreement, MetroPCS, Deutsche Telekom, Global, Holding, T-Mobile (Deutsche Telekom, Global, Holding and T-Mobile, collectively, referred to herein as the T-Mobile defendants) and the members of the MetroPCS board, referred to as the MetroPCS board members, including an officer of MetroPCS, have been named as defendants in multiple putative stockholder derivative and class action complaints challenging the transaction.

The lawsuits include:

•
a putative class action lawsuit filed by Paul Benn, an alleged MetroPCS stockholder, on October 11, 2012 in the Delaware Court of Chancery, Paul Benn v. MetroPCS Communications, Inc. et al., Case No. C.A. 7938-CS, referred to as the Benn action;

•
a putative class action lawsuit filed by Joseph Marino, an alleged MetroPCS stockholder, on October 11, 2012 in the Delaware Court of Chancery, Joseph Marino v. MetroPCS Communications, Inc. et al., Case No. C.A. 7940-CS, referred to as the Marino action;

•
a putative class action lawsuit filed by Robert Picheny, an alleged MetroPCS stockholder, on October 22, 2012 in the Delaware Court of Chancery, Robert Picheny v. MetroPCS Communications, Inc. et al., Case No. C.A. 7971-CS, referred to as the Picheny action;

•
a putative class action filed by James S. McLearie, an alleged MetroPCS stockholder, on November 5, 2012 in the Delaware Court of Chancery, James McLearie v. MetroPCS Communications, Inc. et al., Case No. C.A. 8009-CS, referred to as the McLearie action, and together with the Benn action, the Marino action and the Picheny action, the Delaware actions;

•
a putative class action and shareholder derivative action filed by Adam Golovoy, an alleged MetroPCS stockholder, on October 10, 2012 in the Dallas, Texas County Court at Law, Adam Golovoy et al. v. Deutsche Telekom et al., Cause No. CC-12-06144-A, referred to as the Golovoy action; and

•
a putative class action and shareholder derivative action filed by Nagendra Polu and Fred Lorquet, who are alleged MetroPCS stockholders, on October 10, 2012 in the Dallas, Texas County Court at Law, Nagendra Polu et al. v. Deutsche Telekom et al., Cause No. CC-12-06170-E, referred to as the Polu action, and together with the Golovoy action, the Texas actions.

 The various plaintiffs in the lawsuits allege that the individual defendants breached their fiduciary duties by, among other things, failing to (i) obtain sufficient value for the MetroPCS stockholders in the transaction, (ii) establish a process that adequately protected the interests of the MetroPCS stockholders, and (iii) adequately ensure that no conflicts of interest occurred. The plaintiffs also allege that the individual defendants breached their fiduciary duties by agreeing to certain terms in the business combination agreement that allegedly restricted the defendants' ability to obtain a more favorable offer from a competing bidder and that such provisions, together with the voting support agreement and the rights agreement amendment constitute breaches of the individual defendants' fiduciary duties. The plaintiffs seek injunctive relief, unspecified damages, an order rescinding the business combination agreement, unspecified punitive damages, attorney's fees, other expenses, and costs. All of the plaintiffs seek a determination that their alleged claims may be asserted on a class-wide basis. In addition, the plaintiffs in the Texas actions assert putative derivative claims, as stockholders on behalf of MetroPCS, against the individually named defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste in connection with the transaction.

On November 5, 2012, the plaintiff in the Golovoy action filed a motion seeking to restrain and enjoin the MetroPCS and the MetroPCS board members, referred to collectively as the MetroPCS defendants, from complying with the “force-the-vote” provision in the business combination agreement and from declaring a distribution date under, or issuing rights certificates in conjunction with, MetroPCS' rights agreement, referred to as the Texas TRO motion. On November 12, 2012, the MetroPCS defendants filed a motion to dismiss or stay the Texas actions based on a mandatory forum selection provision in the MetroPCS bylaws, which requires that all derivative claims and all claims for breach of fiduciary duty against the MetroPCS board members must be filed and litigated only in the Delaware Court of Chancery, and sought dismissal for failure to plead standing to pursue derivative claims on behalf of MetroPCS.

On November 16, 2012, the trial court in the Golovoy action, referred to as the Texas trial court, issued a temporary restraining order, which we refer to as the TRO order, restraining the MetroPCS defendants from complying with the “force the vote” provision in the business combination agreement and from declaring a distribution date under, or issuing rights certificates in conjunction with, MetroPCS' rights agreement, and set a temporary injunction hearing for November 29, 2012.

On November 19, 2012, the MetroPCS defendants and the T-Mobile defendants filed a petition for writ of mandamus and a motion to stay, referred to as the Texas mandamus petition, with the Court of Appeals for the Fifth District at Dallas, referred to as the Texas appellate court, to stay and overturn the TRO order based on the mandatory forum selection provision in the MetroPCS bylaws, which requires that the claims in the Texas actions must be dismissed and pursued only in the Delaware Court of Chancery, and on a lack of evidence supporting the findings in the TRO order or establishing a basis for such TRO order, and to stay the temporary injunction hearing. On November 20, 2012, the Texas appellate court stayed the Texas trial court's ruling, cancelled the scheduled temporary injunction hearing, and ordered briefing on the issues raised in the petition for writ of mandamus.

On November 28, 2012, the plaintiff in the Marino action filed an amended class action complaint alleging breach of fiduciary duty by the MetroPCS board members in connection with the terms of the business combination agreement, as well as alleging that MetroPCS has failed to make full and fair disclosure in our preliminary proxy, for the special meeting of our stockholders to approve the Transaction, of all information and analyses presented to and considered by the MetroPCS board members, and alleging that the T-Mobile defendants aided and abetted such claimed breaches of fiduciary duty, and motions seeking expedited proceeding and discovery and to enjoin the defendants from taking any action to consummate the business combination between MetroPCS and the T-Mobile defendants. No hearing has been set on these motions. On November 30, 2012, all of Delaware actions were consolidated into a single action, now captioned MetroPCS Communications, Inc. Shareholder Litigation, Consolidated C.A. No. 7938-CS. We and the plaintiffs in the Marino action entered into a discovery stipulation under which the Company produced certain documents by January 25, 2013 and the plaintiff conducted depositions of a corporate representative of Evercore, the Chairman of the Special Committee and our Chief Executive Officer, which depositions were completed by February 14, 2013.  The Delaware Court of Chancery had set the preliminary injunction hearing on February 28, 2013, with plaintiffs' brief due on February 15, 2013.  On February 15, 2013, rather than file their brief, plaintiffs sent a letter to the Delaware Court of Chancery notifying the Court that plaintiffs did not intend to file a brief, that their disclosure claims had become moot based on revised proxy materials MetroPCS had filed with the SEC which contained additional disclosure, and that the preliminary injunction hearing should be removed from the Court's docket.

On January 8, 2013, the Texas appellate court conditionally granted the Texas mandamus petition and ordered the Texas trial court to vacate the TRO order, render an order denying the Texas TRO motion, and render an order granting the MetroPCS defendants' and T-Mobile defendants' motion to stay the action until MetroPCS defendants' and T-Mobile defendants' motion to dismiss or stay the action is decided by the Texas trial court. A hearing is currently set on such motion for April 5, 2013.

The MetroPCS defendants plan to defend vigorously against the claims made in the Delaware actions and the Texas actions.
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

	High	Low
Fiscal year ended December 31, 2011
First quarter	$16.32	$12.53
Second quarter	18.69	15.94
Third quarter	17.77	8.71
Fourth quarter	9.73	7.51
Fiscal year ended December 31, 2012
First quarter	$12.01	$8.01
Second quarter	9.21	5.59
Third quarter	11.95	6.23
Fourth quarter	13.57	9.79

Holders

As of January 31, 2013, the closing price of our common stock was $10.03 per share, there were 367,887,191 shares of our common stock outstanding, which includes 3,276,765 of restricted shares beneficially owned by our employees, officers and directors subject to vesting and there were approximately 32,000 holders of record of our common stock.

Dividends

We have never paid or declared any regular cash dividends on our common stock and do not intend to declare or pay regular cash dividends on our common stock in the foreseeable future. The terms of our senior secured credit facility, as amended, and the indentures and supplemental indentures related to our senior notes restrict Wireless' ability to declare or pay dividends if a default or an event of a default has occurred or is continuing. We currently intend to retain future earnings, if any, to invest in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:

•	any applicable contractual restrictions limiting our ability to pay dividends;

•	our earnings and cash flows;

•	our capital requirements;

•	our future needs for cash;

•	our financial condition; and

•	other factors our board of directors deems relevant.

Equity Compensation Plan Information

See Item 12 for disclosure regarding securities authorized for issuance under existing equity compensation plans.

Non-Employee Director Remuneration Plan

Non-employee members of our board of directors are eligible to participate in the Third Amended and Restated Non-employee Director Remuneration Plan, or Remuneration Plan, under which such directors receive compensation for serving on the board of directors. As of December 31, 2012, compensation to be paid pursuant to the Remuneration Plan to non-employee directors of our Company included annual cash retainers, stock options, restricted stock awards, and cash board and committee meeting fees.

Recent Sales of Unregistered Securities

None.

Share Repurchases

The following table provides information about shares acquired from employees during the fourth quarter of 2012 as payment of withholding taxes in connection with the vesting of restricted stock:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	7,895	$12.67	—	—
November 1 - November 30	43,161	$10.34	—	—
December 1 - December 31	41,160	$9.98	—	—
Total	92,216	$10.38	—	—

Item 6. Selected Financial Data
The following tables set forth selected consolidated financial data. We derived our selected consolidated financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 from our consolidated financial statements. The historical selected financial data may not be indicative of future performance and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except Share and Per Share Data)
Statement of Operations Data:
Revenues:
Service revenues	$4,539,777	$4,428,208	$3,689,695	$3,130,385	$2,437,250
Equipment revenues	561,501	419,174	379,658	350,130	314,266
Total revenues	5,101,278	4,847,382	4,069,353	3,480,515	2,751,516
Operating expenses:
Cost of service (excluding depreciation and amortization disclosed separately below)	1,490,227	1,473,836	1,223,931	1,120,052	857,295
Cost of equipment	1,439,824	1,439,595	1,093,944	884,272	704,648
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)	696,789	643,959	621,660	567,730	447,582
Depreciation and amortization	641,425	538,835	449,732	377,856	255,319
Loss (gain) on disposal of assets	9,044	3,619	(38,812)	(4,683)	18,905
Total operating expenses	4,277,309	4,099,844	3,350,455	2,945,227	2,283,749
Income from operations	823,969	747,538	718,898	535,288	467,767
Other expense (income):
Interest expense	275,494	261,073	263,125	270,285	179,398
Interest income	(1,603)	(2,028)	(1,954)	(2,870)	(22,947)
Other (income) expense, net	(4,880)	(699)	1,807	1,808	1,035
Impairment loss on investment securities	—	—	—	2,386	30,857
Loss on extinguishment of debt	—	9,536	143,626	—	—
Gain on settlement	(52,500)	—	—	—	—
Total other expense	216,511	267,882	406,604	271,609	188,343
Income before provision for income taxes	607,458	479,656	312,294	263,679	279,424
Provision for income taxes	(213,286)	(178,346)	(118,879)	(86,835)	(129,986)
Net income	$394,172	$301,310	$193,415	$176,844	$149,438

Net income per common share(1):
Basic	$1.08	$0.83	$0.54	$0.50	$0.43
Diluted	$1.07	$0.82	$0.54	$0.49	$0.42
Weighted average shares(1):
Basic	363,449,061	360,410,168	353,711,045	351,898,898	349,395,285
Diluted	364,880,303	363,837,940	356,135,089	355,942,921	355,380,111

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Other Financial Data:
Net cash provided by operating activities	$1,181,451	$1,061,808	$994,500	$899,349	$447,490
Net cash used in investing activities	(723,430)	(886,871)	(950,418)	(1,116,954)	(1,294,275)
Net cash (used in) provided by financing activities	(33,001)	971,814	(176,932)	449,038	74,525

	As of December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents & short-term investments	$2,613,292	$2,243,254	$1,171,393	$1,154,313	$697,951
Property and equipment, net	4,292,061	4,017,999	3,659,445	3,252,213	2,847,751
Total assets	10,189,415	9,482,931	7,918,580	7,386,017	6,422,148
Long-term debt (including current maturities)	4,760,752	4,744,481	3,779,283	3,645,275	3,074,992
Stockholders' equity	3,358,907	2,927,600	2,541,576	2,288,142	2,034,323
———————————

(1)
See Note 16 to the consolidated financial statements included elsewhere in this report for an explanation of the calculation of basic and diluted net income per common share. The calculation of basic and diluted net income per common share for the year ended December 31, 2008 and 2009 is not included in Note 16 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview
Except as expressly stated, the financial condition and results of operations discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of MetroPCS Communications, Inc. and its consolidated subsidiaries, including MetroPCS Wireless, Inc., or Wireless, and unless the context indicates otherwise, references to “MetroPCS,” “MetroPCS Communications,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to MetroPCS Communications, Inc., a Delaware corporation, and its wholly-owned subsidiaries.
We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. As of December 31, 2012, we hold licenses for wireless spectrum suitable for wireless broadband mobile services covering a total population of 144 million people in and around many of the largest metropolitan areas in the United States. In addition, we have roaming agreements with other wireless broadband mobile carriers that allow us to offer our customers service in many areas when they are outside our service area. These roaming agreements, together with the area we serve with our own networks, allows our customers to receive service in an area covering over 280 million in total population under the Metro USA® brand. We provide our services using code division multiple access (CDMA) networks using 1xRTT technology and evolution data optimized (EVDO) and fourth generation long term evolution (4G LTE).
As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. We expect that our number of customers will continue to increase over time, which will continue to contribute to increases in our revenues and operating expenses.
We sell products and services to customers through our Company-owned retail stores as well as indirectly through relationships with independent retailers and third party dealers. Our service allows our customers to place unlimited local calls from within our local service area and to receive unlimited calls from any area while in our service area, for a flat-rate monthly service fee. Since January 2010, we have offered service under service plans which include all applicable taxes and regulatory fees and offering nationwide voice, text and web access services on an unlimited, no long-term contract, paid-in-advance, flat-rate basis beginning at $40 per month. For an additional $5 to $30 per month, our customers may select alternative service plans that offer additional features predominately on an unlimited basis. We also offer discounts to customers who purchase services for additional handsets on the same account. In January 2011, we introduced new 4G LTE service plans that allow customers to enjoy voice, text and web access services at fixed monthly rates starting as low as $40 per month. In 2012, we introduced a nationwide 4G LTE data, talk and text service plan for $25 per month, including all applicable taxes and regulatory fees. For additional usage fees, we also provide certain other value-added services. All of these plans require payment in advance for one month of service. If no payment is made in advance for the following month of service, service is suspended at the end of the month that was paid for by the customer and, if the customer does not pay within 30 days, the customer is terminated. We believe our service plans differentiate us from the more complex plans and long-term contract requirements of traditional wireless carriers.
T-Mobile Transaction

On October 3, 2012, we announced we had entered into a Business Combination Agreement to combine our business with T-Mobile, or the Proposed Transaction. Upon completion of the Proposed Transaction, which we expect to occur in the first half of 2013, MetroPCS and T-Mobile will combine their respective businesses, will rename MetroPCS as T-Mobile US, and will operate T-Mobile and MetroPCS as separate customer units. The Business Combination Agreement is structured as a recapitalization, in which MetroPCS will declare a reverse stock split, make a cash payment of $1.5 billion in the aggregate to our stockholders of record immediately following the reverse stock split and acquire all of T-Mobile's capital stock by issuing a subsidiary of Deutsche Telekom 74% of MetroPCS' common stock outstanding following the cash payment on a pro forma basis. Upon completion of the combination, MetroPCS stockholders will own 26% of the combined company.
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

Our customers have the right to return handsets within a specified time or within a certain amount of use, whichever occurs first. We record an estimate for returns as contra-revenue at the time of recognizing revenue. Our assessment of estimated returns is based on historical return rates. If our customers' actual returns are not consistent with our estimates of their returns, revenues may be different than initially recorded. Our reserves for returns were not significant as of December 31, 2011 or 2012.

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

We have determined that the sale of wireless services through our direct and indirect sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. We divide these arrangements into separate units of accounting, and allocate the consideration between the handset and the wireless service. Under the amended provisions of ASU 2009-13, the amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specific performance conditions, or the non-contingent amount. We have considered our customer service policies and historical practices and concluded that the amount of consideration received related to service revenue is contingent upon delivery of the wireless service as the customer may receive a service credit if we did not deliver the service. Any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer as it represents the non-contingent amount. Delivery of the wireless service generally occurs over the one month period following delivery and acceptance of the equipment by the customer as we do not require our customers to enter into long-term contracts. The value allocable to the undelivered wireless service element is based on the monthly service amounts charged to customers.

Allowance for Uncollectible Accounts Receivable

We maintain allowances for uncollectible accounts for estimated losses resulting from the inability of our independent retailers to pay for equipment purchases, for amounts estimated to be uncollectible from other carriers for intercarrier compensation and for amounts estimated to be uncollectible from customers with mid-cycle plan changes where service has been provided prior to the receipt of payment based on billing terms. We estimate allowances for uncollectible accounts from independent retailers based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of a material portion of our independent retailers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where we are aware of a specific carrier's inability to meet its financial obligations to us, we record a specific allowance for intercarrier compensation against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Total allowance for uncollectible accounts receivable as of December 31, 2012 was less than 1% of the total amount of gross accounts receivable.

Inventories

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. Write-downs for obsolescent and unmarketable inventory were not significant as of December 31, 2011 and 2012. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Deferred Income Tax Asset and Other Tax Reserves

We assess our deferred tax asset and record a valuation allowance, when necessary, to reduce our deferred tax asset to the amount that is more likely than not to be realized. We have considered future taxable income, reversal of existing taxable temporary differences, potential to carryback tax benefits and prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would not be able to realize all or part of a deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period we made that determination.

We establish reserves when, despite our belief that our tax returns are fully supportable, we believe that certain positions may be challenged and ultimately modified. We adjust the reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of income tax related reserve positions and changes to income tax reserves that we consider appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. Tax reserves as of December 31, 2012 were $8.0 million which are presented on the consolidated balance sheet in other long-term liabilities.

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

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business, or indications of a significant decrease in market price. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. In connection with the Proposed Transaction, an initial fair value assessment was performed by T-Mobile on our property and equipment and we determined that an undiscounted cash flow recoverability analysis should be performed in accordance with ASC 360 (Topic 360, “Property, Plant, and Equipment”). As a result of that analysis, we concluded that the carrying value of our property and equipment was recoverable and there was no impairment as of December 31, 2012. The carrying value of property and equipment was approximately $4.3 billion as of December 31, 2012.

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

Intangible Assets

We operate wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband services. We hold personal communications services, or PCS, licenses, advanced wireless services, or AWS, licenses, and 700 MHz licenses granted or acquired on various dates. The PCS licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of our licensed spectrum if the use of such spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits our system. Accordingly, we incurred costs related to microwave relocation in constructing our PCS and AWS networks. FCC Licenses and related microwave relocation costs are recorded at cost. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses, fifteen years in the case of AWS licenses and approximately ten years for 700 MHz licenses, the renewal of PCS, AWS and 700 MHz licenses is generally a routine matter without substantial cost and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors exist as of December 31, 2012 that limit the useful life of our PCS, AWS and 700 MHz licenses.

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

Cash flow projections involve assumptions that include a degree of uncertainty, include future cash flows, long-term growth rates, appropriate discount rates and other inputs. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. For the purpose of performing the annual impairment test as of September 30, 2012, our indefinite-lived intangible assets were aggregated and combined into a single unit of accounting, consistent with the management of the business on a national scope.  No impairment was recognized as the fair value of our indefinite-lived intangible assets was in excess of their carrying value as of September 30, 2012.

Historically, we have not experienced significant negative variations between our assumptions and estimates when compared to actual results.  However, if actual results are not consistent with our assumptions and estimates, we may be required to record an impairment charge associated with indefinite-lived intangible assets.  Although we do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for our indefinite-lived intangible assets and may affect any related impairment charge.  The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate and projected cash flows.  A one percent decline in annual revenue, a one percent decline in annual net cash flows or a one percent increase in discount rate would not have resulted in impairment as of September 30, 2012.

Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.  These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.  We reviewed changes in the business climate, changes in market capitalization, legal factors, operating performance indicators and competition, among other factors and their potential impact on our fair value determination.  There have been no significant changes in any of these factors that have adversely affected any of the key assumptions used in our determination of fair value.  Furthermore, if any of our indefinite-lived intangible assets are subsequently determined to have a finite useful life, we would test such assets for impairment in accordance with ASC 360, and the intangible assets would then be amortized prospectively over the estimated remaining useful life.

For the license impairment test performed as of September 30, 2012, the aggregate fair value of the indefinite-lived intangible assets was in excess of the aggregate carrying values.  There also have been no subsequent indicators of impairment, including those indicated in ASC 360, and accordingly no subsequent interim impairment tests were performed.

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

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. We utilized the following weighted-average assumptions in estimating the fair value of the options grants for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Expected dividends	—%	—%
Expected volatility	60.00%	49.88%
Risk-free interest rate	0.81%	2.06%
Expected lives in years	5.00	5.00
Weighted-average fair value of options:
Granted at fair value	$4.84	$6.49
Weighted-average exercise price of options:
Granted at fair value	$9.52	$14.37

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

As share-based compensation expense under ASC 718 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized stock-based compensation expense of approximately $38.0 million, $41.8 million and $46.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Customer Recognition and Disconnect Policies

Until January 2010, when a new customer subscribed to our service, the first month of service was included with the handset purchase. Since January 2010, the first month of service is no longer included in the handset purchase. Under GAAP, we are required to allocate the purchase price to the handset and to the wireless service revenue. Generally, the amount allocated to the handset will be less than our cost, and this difference is included in cost per gross addition, or CPGA. We recognize new customers as gross customer additions upon activation of service. Prior to January 2010, we offered our customers the Metro Promise, which allowed a customer to return a newly purchased handset for a full refund prior to the earlier of 30 days or 60 minutes of use. In January 2010, we revised our Metro Promise policy to allow a customer to return a newly purchased handset for a full refund within 7 days of purchase and less than 60 minutes of use. Customers who returned their phones under the Metro Promise are reflected as a reduction to gross customer additions. Customers' monthly service payments are due in advance every month. Our customers must pay their monthly service amount by the payment date or their service will be suspended, or hotlined, and the customer will not be able to make or receive calls on our network. However, a hotlined customer is still able to make E-911 calls in the event of an emergency. There is no service grace period. Any call attempted by a hotlined customer is routed directly to our interactive voice response system and customer service center in order to arrange payment. If the customer pays the amount due within 30 days of the original payment date then the customer's service is restored. If a hotlined customer does not pay the amount due within 30 days of the payment date the account is disconnected and counted as churn. Once an account is disconnected we may charge a reconnect fee upon reactivation to reestablish service and the revenue associated with this fee is deferred and recognized over the estimated life of the customer.
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

•
Interconnection Costs. We pay other communications companies and third-party providers for leased facilities and usage-based charges for transporting and terminating network traffic from our cell sites and switching centers. We have pre-negotiated rates for transport and termination of calls originated by our customers, including negotiated interconnection agreements with relevant exchange carriers in each of our service areas.

•
Variable Long Distance. We pay charges to other communications companies for long distance service provided to our customers. These variable charges are based on our customers’ usage, applied at pre-negotiated rates with the long distance carriers.

•
Roaming Costs. We pay charges to other wireless broadband mobile carriers for roaming services so our customers can receive wireless broadband mobile service when they travel outside our own network service area.

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
Income Taxes. For the years ended December 31, 2012, 2011 and 2010 we paid no federal income taxes. For the years ended December 31, 2012, 2011 and 2010 we paid $6.5 million, $4.5 million and $2.9 million, respectively, of state income tax.
Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect the net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions or in net customer losses. However, sales activity and churn can be strongly affected by the launch of new metropolitan areas, introduction of new price plans, competition, delays in tax refunds and other government benefits, general economic conditions and by promotional activity, which could reduce, accentuate, increase or outweigh certain seasonal effects.

MetroPCS Customer Statistics	Net Additions (Losses)	Customers
	(In 000s)
2010
Q1	691	7,331
Q2	303	7,634
Q3	223	7,857
Q4	298	8,155
2011
Q1	726	8,881
Q2	199	9,080
Q3	69	9,149
Q4	198	9,347
2012
Q1	131	9,478
Q2	(186)	9,292
Q3	(312)	8,980
Q4	(93)	8,887
Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Year Ended December 31,
	2012	2011	Change
	(in thousands)
REVENUES:
Service revenues	$4,539,777	$4,428,208	3%
Equipment revenues	561,501	419,174	34%
Total revenues	5,101,278	4,847,382	5%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	1,490,227	1,473,836	1%
Cost of equipment	1,439,824	1,439,595	—%
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	696,789	643,959	8%
Depreciation and amortization	641,425	538,835	19%
Loss on disposal of assets	9,044	3,619	150%
Total operating expenses	4,277,309	4,099,844	4%
Income from operations	$823,969	$747,538	10%
 ————————————

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the year ended December 31, 2012, cost of service includes $3.0 million and selling, general and administrative expenses includes $35.0 million of stock-based compensation expense. For the year ended December 31, 2011, cost of service includes $3.5 million and selling, general and administrative expenses includes $38.3 million of stock-based compensation expense.

Service Revenues. Service revenues increased $111.6 million, or 3%, to approximately $4.5 billion for the year ended December 31, 2012 from approximately $4.4 billion for the year ended December 31, 2011. The increase in service revenues is primarily attributable to higher average subscribers as well as a $0.06 increase in average revenue per customer during the year ended December 31, 2012 compared to the year ended December 31, 2011.
Equipment Revenues. Equipment revenues increased $142.3 million, or 34%, to $561.5 million for the year ended December 31, 2012 from $419.2 million for the year ended December 31, 2011. The increase is primarily attributable to a $122.2 million increase in equipment revenues associated with a decrease in commissions paid to independent retailers due to a lower volume of handsets sold as well as higher average price of handsets sold, accounting for a $177.9 million increase. These items were partially offset by a 37% decrease in gross customer additions which led to a $132.2 million decrease, as well as a decrease in upgrade handset sales to existing customers, which led to a $24.7 million decrease.
Cost of Service. Cost of service increased $16.4 million, or 1%, to approximately $1.5 billion for the year ended December 31, 2012 from approximately $1.5 billion for the year ended December 31, 2011. The increase in cost of service is primarily attributable to expenses associated with the deployment of additional network infrastructure, including network infrastructure for 4G LTE, as well as additional roaming expenses associated with Metro USA. These increases were partially offset by a decrease in long distance cost, as well as a decrease in taxes and regulatory fees during the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Cost of Equipment. Cost of equipment increased $0.2 million to approximately $1.4 billion for the year ended December 31, 2012 from approximately $1.4 billion for the year ended December 31, 2011. The increase is primarily attributable to a higher average cost of handsets accounting for a $309.6 million increase. This item was partially offset by a 37% decrease in gross customer additions which accounted for a $268.2 million decrease as well as a decrease in handset upgrades by existing customers which led to a $43.7 million decrease.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $52.8 million, or 8%, to $696.8 million for the year ended December 31, 2012 from $644.0 million for the year ended December 31, 2011. Selling expenses increased by $5.8 million, or 2%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is primarily attributable to a $7.0 million increase in marketing and advertising expenses. General and administrative expenses increased $50.4 million, or 19%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to an increase in commissions paid to independent retailers for customer reactivations, coupled with an increase in legal and professional service fees which includes approximately $17.6 million in expenses incurred related to the T-Mobile Transaction.
Depreciation and Amortization. Depreciation and amortization expense increased $102.6 million, or 19%, to $641.4 million for the year ended December 31, 2012 from $538.8 million for the year ended December 31, 2011. The increase related primarily to network infrastructure assets placed into service during the twelve months ended December 31, 2012 to support the continued growth and expansion of our network.
Loss on Disposal of Assets. Loss on disposal of assets increased $5.4 million, or 150%, to $9.0 million for the year ended December 31, 2012 from $3.6 million for the year ended December 31, 2011. The loss on disposal of assets during the year ended December 31, 2012 and 2011 was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology.
Non-Operating Items

	Year Ended December 31,
	2012	2011	Change
	(in thousands)
Interest expense	$275,494	$261,073	6%
Gain on settlement	52,500	—	100%
Loss on extinguishment of debt	—	9,536	(100%)
Provision for income taxes	213,286	178,346	20%
Net income	394,172	301,310	31%
Interest Expense. Interest expense increased $14.4 million, or 6%, to $275.5 million for the year ended December 31, 2012 from $261.1 million for the year ended December 31, 2011.  The increase in interest expense was primarily attributable to a $4.1 million increase in interest expense on our senior secured credit facility, as amended, or Senior Secured Credit Facility, as a result of financing transactions that resulted in an increase in average debt outstanding to $4.5 billion for the year ended December 31, 2012 compared to $4.2 billion during the year ended December 31, 2011. In addition, capitalized interest expense decreased $7.8 million during the year ended December 31, 2012 when compared to the same period in 2011. Our weighted average interest rate decreased to 5.84% for the year ended December 31, 2012 compared to 6.09% for the year ended December 31, 2011.
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

Loss on Extinguishment of Debt. The loss on extinguishment of debt of $9.5 million for the year ended December 31, 2011 was due to the repayment of $535.8 million in outstanding principal under the existing tranche B-1 term loans, or Tranche B-1 Term Loans, in May 2011.
Provision for Income Taxes. Income tax expense increased $35.0 million, or 20%, to $213.3 million for the year ended December 31, 2012 from $178.3 million for the year ended December 31, 2011.  The effective tax rate was 35.1% and 37.2% for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to net state and local taxes, non-deductible expenses, federal and state income tax credits, a release of a valuation allowance and a net change in uncertain tax positions. For the year ended December 31, 2011, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits and state legislative changes. Provision for income taxes for the years ended December 31, 2012 and 2011 include a benefit of $1.2 million and $4.8 million, respectively, related to income tax credits.

Net Income. Net income increased $92.9 million, or 31%, to $394.2 million for the year ended December 31, 2012 compared to $301.3 million for the year ended December 31, 2011. The increase was primarily attributable to a 10% increase in income from operations as well as the $52.5 million gain on settlement, partially offset by a 20% increase in provision for income taxes.
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
Interest Expense. Interest expense decreased $2.0 million, or 1%, to $261.1 million for the year ended December 31, 2011 from $263.1 million for the year ended December 31, 2010.  The decrease in interest expense was primarily attributable to a $36.7 million decrease in interest expense on our senior notes as a result of the redemption of our 9¼% senior notes due 2014, or 9¼% Senior Notes, in late 2010 and the issuance of new senior notes at a lower rate of interest.  This decrease was partially offset by a $37.8 million increase in interest expense on the Senior Secured Credit Facility as a result of the issuance of a new tranche of term loans in the amount of $500.0 million, or Tranche B-3 Term Loans, in March 2011 as well as the issuance of an additional $1.0 billion of Tranche B-3 Term Loans, or the Incremental Tranche B-3 Term Loans, in May 2011. This increase in interest expense was partially offset by lower interest expense due to the repayment of $535.8 million of the Tranche B-1 Term Loans in May 2011.  Our weighted average interest rate decreased to 6.09% for the twelve months ended December 31, 2011 compared to 7.29% for the twelve months ended December 31, 2010.  Average debt outstanding for the twelve months ended December 31, 2011 and 2010 was approximately $4.2 billion and $3.6 billion, respectively.
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
Provision for Income Taxes. Income tax expense was $178.3 million and $118.9 million for the years ended December 31, 2011 and 2010, respectively. The effective tax rate was 37.2% and 38.1% for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to net state and local taxes, tax credits and state legislative changes. For the year ended December 31, 2010, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes, tax credits and non-

deductible expenses. Provision for income taxes for the years ended December 31, 2011 and 2010 include a benefit of $4.8 million and $6.9 million, respectively, related to income tax credits.

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

The following table shows metric information for the year ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Customers:
End of period	8,886,723	9,346,659	8,155,110
Net (losses) additions	(459,936)	1,191,549	1,515,586
Churn:
Average monthly rate	3.4%	3.8%	3.6%
ARPU	$40.63	$40.57	$39.79
CPGA	$216.15	$173.11	$157.26
CPU	$20.38	$19.56	$18.49
Adjusted EBITDA (in thousands)	$1,512,412	$1,331,783	$1,176,355
Customers. Net customer losses were 459,936 for the year ended December 31, 2012, compared to net customer additions of 1,191,549 for the year ended December 31, 2011. The decrease in customer additions, we believe, is primarily attributable to our focus on generating Adjusted EBITDA and cash flow versus customer growth, competitive pressures, continued economic pressures and lack of economic recovery and customer expectations for high speed 4G data service. Total customers were 8,886,723 as of December 31, 2012, a decrease of 5% over the customer total as of December 31, 2011. Net customer additions were 1,191,549 for the year ended December 31, 2011, compared to 1,515,586 for the year ended December 31, 2010. Total customers were 9,346,659 as of December 31, 2011, an increase of 15% over the customer total as of December 31, 2010. The increase in total customers in 2011 was primarily attributable to the continued demand for our service offerings.
Churn. As we do not require a long-term service contract, we expect our churn percentage to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the year ended December 31, 2012 was 3.4%, compared to 3.8% for the year ended December 31, 2011. The decrease in churn was primarily driven by continued investments in our network and lower subscriber growth during the year ended December 31, 2012. Churn for the year ended December 31, 2011 was 3.8%, compared to 3.6% for the year ended December 31, 2010. The increase in churn was primarily driven by an increase in gross additions, adjusted for false churn, in the first nine months of 2011 over the first nine months of 2010, and we believe continued economic pressures on our subscribers as well as increased data demands on our CDMA network driven by Android penetration. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect the net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions or in net customer losses. See – “Seasonality.”
Average Revenue Per User. ARPU represents (a) service revenues plus impact to service revenues of promotional activity less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.63 and $40.57 for the year ended December 31, 2012 and 2011, respectively, an increase of $0.06. The $0.06 increase in ARPU was primarily attributable to continued demand for our 4G LTE service plans partially offset by promotional service plans. ARPU was $39.79 for the year ended December 31, 2010. The $0.78 increase in ARPU for the year ended December 31, 2011 was primarily attributable to the continued demand for our Wireless for All and 4G LTE service plans offset by an increase in family plan penetration from 32% of our customer base in 2010 to 45% of our customer base in 2011.
Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period adjusted for impact to service revenues of promotional activity by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $216.15 for the year ended December 31, 2012 from $173.11 for the year ended December 31, 2011. The increase in CPGA for the year ended December 31, 2012 was primarily driven by a 37% decrease in gross additions as well as increased promotional activities when compared to the same period in 2011. CPGA costs increased to $173.11 for the year ended December 31, 2011 from $157.26 for the year ended December 31, 2010. The increase in CPGA for the year ended December 31, 2011, when compared to the same period in 2010, was primarily driven by increased promotional activities.
Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the year ended December 31, 2012 and 2011 was $20.38 and $19.56, respectively. The $0.82 increase in CPU for the year ended December 31, 2012 was primarily driven by the increase in retention expense for existing customers, an increase in costs associated with our 4G LTE network upgrade, an increase in commissions paid to independent retailers for customer reactivations and an increase in legal and professional service fees. These items were partially offset a decrease in long distance cost and taxes and regulatory fees. During the year we experienced $4.57 in CPU directly related to handset upgrades compared to $4.13 in the prior year. CPU for the year ended December 31, 2010 was $18.49. The $1.07 increase in CPU for the year ended December 31, 2011 was primarily driven by the increase in retention expense related to existing customers, costs associated with our 4G LTE network upgrade and roaming expenses associated with Metro USA, offset by the continued scaling of our business.

Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; less stock-based compensation expense; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; minus interest and other income and non-cash items increasing consolidated net income. Adjusted EBITDA for the year ended December 31, 2012 increased to approximately $1.5 billion from approximately $1.3 billion for the year ended December 31, 2011 and approximately $1.2 billion for the year ended December 31, 2010.
The following table shows consolidated quarterly metric information for the years ended December 31, 2011 and 2012.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Customers:
End of period	8,881,055	9,079,865	9,149,249	9,346,659	9,478,313	9,292,251	8,979,960	8,886,723
Net additions (losses)	725,945	198,810	69,384	197,410	131,654	(186,062)	(312,291)	(93,237)
Churn:
Average monthly rate	3.1%	3.9%	4.5%	3.7%	3.1%	3.4%	3.7%	3.6%
ARPU	$40.42	$40.49	$40.80	$40.55	$40.56	$40.62	$40.50	$40.86
CPGA	$157.28	$177.88	$193.95	$165.79	$235.45	$190.53	$202.24	$228.04
CPU	$19.79	$18.94	$19.52	$20.00	$22.87	$18.40	$18.38	$21.91
Adjusted EBITDA (in thousands)	$285,211	$357,293	$327,321	$361,958	$262,362	$476,689	$466,035	$307,326

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
Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. ARPU for the year ended December 31, 2010 includes approximately $0.8 million that would have been recognized as service revenues but were classified as equipment revenues because the consideration received from customers was less than the fair value of promotionally priced handsets. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless broadband mobile providers, although other providers may calculate this measure differently. The following table reconciles total revenues used in the calculation of ARPU to service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU.

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$4,539,777	$4,428,208	$3,689,695
Add: Impact to service revenues of promotional activity	—	—	778
Less: Pass through charges	(56,109)	(81,060)	(91,167)
Net service revenues	$4,483,668	$4,347,148	$3,599,306
Divided by: Average number of customers	9,195,522	8,929,898	7,538,895
ARPU	$40.63	$40.57	$39.79

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$1,050,217	$1,113,292	$1,131,054	$1,133,645
Less: Pass through charges	(21,275)	(20,735)	(19,785)	(19,264)
Net service revenues	$1,028,942	$1,092,557	$1,111,269	$1,114,381
Divided by: Average number of customers	8,485,035	8,994,405	9,079,982	9,160,172
ARPU	$40.42	$40.49	$40.80	$40.55

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$1,158,779	$1,158,942	$1,121,957	$1,100,099
Less: Pass through charges	(16,504)	(15,645)	(12,507)	(11,453)
Net service revenues	$1,142,275	$1,143,297	$1,109,450	$1,088,646
Divided by: Average number of customers	9,388,465	9,381,638	9,131,181	8,880,803
ARPU	$40.56	$40.62	$40.50	$40.86
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

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$347,819	$342,019	$330,593
Less: Equipment revenues	(561,501)	(419,174)	(379,658)
Add: Impact to service revenues of promotional activity	—	—	778
Add: Equipment revenue not associated with new customers	402,326	261,271	225,115
Add: Cost of equipment	1,439,824	1,439,595	1,093,944
Less: Equipment costs not associated with new customers	(906,344)	(704,257)	(520,972)
Gross addition expenses	$722,124	$919,454	$749,800
Divided by: Gross customer additions	3,340,891	5,311,276	4,768,011
CPGA	$216.15	$173.11	$157.26

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$91,863	$78,522	$88,702	$82,933
Less: Equipment revenues	(144,160)	(96,161)	(74,334)	(104,519)
Add: Equipment revenue not associated with new customers	75,234	59,355	58,026	68,655
Add: Cost of equipment	409,262	342,534	343,473	344,326
Less: Equipment costs not associated with new customers	(192,202)	(159,931)	(163,610)	(188,514)
Gross addition expenses	$239,997	$224,319	$252,257	$202,881
Divided by: Gross customer additions	1,525,880	1,261,091	1,300,611	1,223,694
CPGA	$157.28	$177.88	$193.95	$165.79

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$95,541	$79,170	$78,770	$94,338
Less: Equipment revenues	(117,811)	(122,238)	(137,203)	(184,249)
Add: Equipment revenue not associated with new customers	94,069	84,581	96,911	126,765
Add: Cost of equipment	458,864	277,922	265,940	437,098
Less: Equipment costs not associated with new customers	(294,829)	(170,565)	(164,521)	(276,429)
Gross addition expenses	$235,834	$148,870	$139,897	$197,523
Divided by: Gross customer additions	1,001,636	781,349	691,736	866,170
CPGA	$235.45	$190.53	$202.24	$228.04

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$1,490,227	$1,473,836	$1,223,931
Add: General and administrative expense	348,970	301,940	291,067
Add: Net loss on equipment transactions unrelated to initial customer acquisition	504,018	442,986	295,857
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(37,974)	(41,791)	(46,537)
Less: Pass through charges	(56,109)	(81,060)	(91,167)
Total costs used in the calculation of CPU	$2,249,132	$2,095,911	$1,673,151
Divided by: Average number of customers	9,195,522	8,929,898	7,538,895
CPU	$20.38	$19.56	$18.49

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$341,417	$366,030	$382,033	$384,356
Add: General and administrative expense	77,908	76,034	73,757	74,240
Add: Net loss on equipment transactions unrelated to initial customer acquisition	116,968	100,576	105,584	119,859
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(11,284)	(10,960)	(9,898)	(9,649)
Less: Pass through charges	(21,275)	(20,735)	(19,785)	(19,264)
Total costs used in the calculation of CPU	$503,734	$510,945	$531,691	$549,542
Divided by: Average number of customers	8,485,035	8,994,405	9,079,982	9,160,172
CPU	$19.79	$18.94	$19.52	$20.00

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$388,927	$368,418	$373,032	$359,850
Add: General and administrative expense	81,052	88,324	84,639	94,954
Add: Net loss on equipment transactions unrelated to initial customer acquisition	200,760	85,984	67,610	149,664
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(10,156)	(9,343)	(9,256)	(9,218)
Less: Pass through charges	(16,504)	(15,645)	(12,507)	(11,453)
Total costs used in the calculation of CPU	$644,079	$517,738	$503,518	$583,797
Divided by: Average number of customers	9,388,465	9,381,638	9,131,181	8,880,803
CPU	$22.87	$18.40	$18.38	$21.91
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
We believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance and that this metric facilitates comparisons with other wireless communications companies. We use Adjusted EBITDA internally as a metric to evaluate and compensate our employees for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management also uses Adjusted EBITDA to measure, from period-to-period, our ability to provide cash flows to meet future debt services, capital expenditures and working capital requirements and fund future growth. The following tables illustrate the calculation of Adjusted EBITDA and reconcile Adjusted EBITDA to net income and cash flows from operating activities, which we consider to be the most directly comparable GAAP financial measures to Adjusted EBITDA.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$394,172	$301,310	$193,415
Adjustments:
Depreciation and amortization	641,425	538,835	449,732
Loss (gain) on disposal of assets	9,044	3,619	(38,812)
Stock-based compensation expense	37,974	41,791	46,537
Interest expense	275,494	261,073	263,125
Interest income	(1,603)	(2,028)	(1,954)
Other (income) expense, net	(4,880)	(699)	1,807
Gain on settlement	(52,500)	—	—
Loss on extinguishment of debt	—	9,536	143,626
Provision for income taxes	213,286	178,346	118,879
Adjusted EBITDA	$1,512,412	$1,331,783	$1,176,355

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$56,378	$84,335	$69,326	$91,271
Adjustments:
Depreciation and amortization	128,695	134,525	139,309	136,306
(Gain) loss on disposal of assets	(105)	1,553	1,283	888
Stock-based compensation expense	11,284	10,960	9,898	9,649
Interest expense	56,561	66,980	69,511	68,021
Interest income	(515)	(511)	(531)	(471)
Other (income) expense, net	(255)	(186)	(93)	(164)
Loss on extinguishment of debt	—	9,536	—	—
Provision for income taxes	33,168	50,101	38,618	56,458
Adjusted EBITDA	$285,211	$357,293	$327,321	$361,958

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$21,004	$148,835	$192,667	$31,666
Adjustments:
Depreciation and amortization	152,819	153,351	163,089	172,166
Loss on disposal of assets	1,120	2,047	1,452	4,426
Stock-based compensation expense	10,156	9,343	9,256	9,218
Interest expense	70,083	69,486	66,655	69,270
Interest income	(375)	(374)	(460)	(395)
Other (income) expense, net	(103)	(210)	(105)	(4,462)
Gain on settlement	—	—	(52,500)	—
Provision for income taxes	7,658	94,211	85,981	25,437
Adjusted EBITDA	$262,362	$476,689	$466,035	$307,326

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$1,181,451	$1,061,808	$994,500
Adjustments:
Interest expense	275,494	261,073	263,125
Non-cash interest expense	(7,509)	(6,595)	(13,264)
Interest income	(1,603)	(2,028)	(1,954)
Other (income) expense, net	(4,880)	(699)	1,807
Other non-cash expense	—	—	(1,929)
Provision for uncollectible accounts receivable	(3,256)	(518)	(2)
Deferred rent expense	(16,476)	(18,828)	(21,080)
Cost of abandoned cell sites	(2,331)	(1,099)	(2,633)
Gain on maturity or sale of investments	7,137	493	566
Accretion of asset retirement obligations	(6,626)	(5,224)	(3,063)
Provision for income taxes	213,286	178,346	118,879
Deferred income taxes	(216,808)	(174,617)	(115,478)
Changes in working capital	94,533	39,671	(43,119)
Adjusted EBITDA	$1,512,412	$1,331,783	$1,176,355

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$138,313	$343,786	$271,560	$308,149
Adjustments:
Interest expense	56,561	66,980	69,511	68,021
Non-cash interest expense	(1,993)	(2,022)	(2,125)	(454)
Interest income	(515)	(511)	(531)	(471)
Other (income) expense, net	(255)	(186)	(93)	(164)
Provision for uncollectible accounts receivable	(166)	(95)	(121)	(137)
Deferred rent expense	(4,094)	(3,738)	(5,626)	(5,278)
Cost of abandoned cell sites	(56)	(323)	(270)	(450)
Gain on maturity or sale of investments	168	151	122	52
Accretion of asset retirement obligations	(1,313)	(1,449)	(1,436)	(1,026)
Provision for income taxes	33,168	50,101	38,618	56,458
Deferred income taxes	(32,257)	(49,138)	(37,895)	(55,327)
Changes in working capital	97,650	(46,263)	(4,393)	(7,415)
Adjusted EBITDA	$285,211	$357,293	$327,321	$361,958

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$136,904	$319,665	$391,898	$332,983
Adjustments:
Interest expense	70,083	69,486	66,655	69,270
Non-cash interest expense	(1,831)	(1,833)	(1,899)	(1,946)
Interest income	(375)	(374)	(460)	(395)
Other (income) expense, net	(103)	(210)	(105)	(4,462)
Recovery of (provision for) uncollectible accounts receivable	107	(3,345)	82	(100)
Deferred rent expense	(4,792)	(4,582)	(4,058)	(3,044)
Cost of abandoned cell sites	(423)	(518)	(417)	(974)
Gain on maturity or sale of investments	37	27	89	6,983
Accretion of asset retirement obligations	(1,588)	(1,630)	(1,681)	(1,726)
Provision for income taxes	7,658	94,211	85,981	25,437
Deferred income taxes	(14,357)	(92,880)	(84,005)	(25,566)
Changes in working capital	71,042	98,672	13,955	(89,134)
Adjusted EBITDA	$262,362	$476,689	$466,035	$307,326
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operations. At December 31, 2012, we had a total of approximately $2.6 billion in cash, cash equivalents and short-term investments. We believe that, based on our current level of cash, cash equivalents and short-term investments, and our anticipated cash flows from operations, we have adequate liquidity, cash flow and financial flexibility to fund our operations in the near-term.
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
The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction or increasing the capacity of or upgrading our network infrastructure, including network infrastructure for 4G LTE, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the years ended December 31, 2012, 2011 and 2010 were $845.9 million, $889.8 million and $790.4 million, respectively. The expenditures for the year ended December 31, 2012, 2011 and 2010 were primarily associated with our efforts to increase the service area and capacity of our existing network and the continued upgrade of our network to 4G LTE. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers resulting in increased revenues.
As of December 31, 2012, we owed an aggregate of approximately $4.4 billion under our Senior Secured Credit Facility, 7 7/8% Senior Notes and 6 5/8% Senior Notes, as well as $321.7 million under our capital lease obligations.

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
Operating Activities
Cash provided by operating activities increased $119.6 million to approximately $1.2 billion during the year ended December 31, 2012 from approximately $1.1 billion for the year ended December 31, 2011. The increase is primarily attributable to a 31% increase in net income for the year ended December 31, 2012 compared to the same period in 2011, partially offset by a $54.9 million increase in cash flows used for changes in working capital during the year ended December 31, 2012 compared to the same period in 2011.
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

Investing Activities
Cash used in investing activities decreased $163.5 million to $723.4 million during the year ended December 31, 2012 from $886.9 million during the year ended December 31, 2011. The decrease was due primarily to a $134.4 million decrease in net cash outflows for purchases of property and equipment during the year ended December 31, 2012 compared to the same period in 2011, coupled with a $52.5 million in cash received for the settlement related to certain securities that occurred during the year ended December 31, 2012. These items were partially offset by a $18.7 million increase in acquisitions of FCC licenses and microwave clearing costs as well as cash flows from net purchases of short-term investments decreasing $11.8 million during the year ended December 31, 2012 compared to the same period in 2011.
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
Financing Activities
Cash used in financing activities was $33.0 million during the year ended December 31, 2012 compared to cash provided by financing activities of $971.8 million during the year ended December 31, 2011. The decrease is primarily attributable to $961.7 million in net proceeds from debt issuance during the year ended December 31, 2011 that did not recur during the same period in 2012, as well as a $53.0 million decrease in proceeds from the exercise of stock options.
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

Senior Secured Credit Facility

Wireless, an indirect wholly-owned subsidiary of MetroPCS Communications, Inc., entered into a senior secured credit facility on November 3, 2006, or senior secured credit facility. The senior secured credit facility consisted of a $1.6 billion term loan facility and a $100 million revolving credit facility. The term loan facility was repayable in quarterly installments in annual aggregate amounts equal to 1% of the initial aggregate principal amount of $1.6 billion.
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
In March 2011, Wireless entered into the New Amendment which further amended and restated the Senior Secured Credit Facility, to, among other things, provide for the Tranche B-3 Term Loans, which will mature in March 2018 and have an interest rate of LIBOR plus 3.75%. The New Amendment also increases the interest rate on the existing Tranche B-2 Term Loans under the Senior Secured Credit Facility to LIBOR plus 3.821%. In addition, the aggregate amount of the revolving credit facility was increased from $67.5 million to $100.0 million and the maturity of the revolving credit facility was extended to March 2016. The New Amendment modified certain limitations under the Senior Secured Credit Facility including limitations on our ability to incur additional debt, make certain restricted payments, sell assets, make certain investments or acquisitions, grant liens and pay dividends. In addition, Wireless is no longer subject to certain financial covenants, including maintaining a maximum senior secured consolidated leverage ratio. However, under certain circumstances, we could be subject to certain financial covenants that contain ratios based on consolidated Adjusted EBITDA as defined by the Senior Secured Credit Facility. Under the New Amendment, the definition of consolidated Adjusted EBITDA has changed and no longer excludes interest and other income.

In May 2011, Wireless entered into the Incremental Agreement which supplements the Senior Secured Credit Facility to provide for the Incremental Tranche B-3 Term Loans which amount was borrowed on May 10, 2011. The Incremental Tranche B-3 Term Loans have an interest rate of LIBOR plus 3.75% and will mature in March 2018. The Incremental Tranche B-3 Term Loans are repayable in quarterly installments of $2.5 million. A portion of the proceeds from the Incremental Tranche B-3 Term Loans were used to prepay the $535.8 million in outstanding principal under the Tranche B-1 Term Loans, with the remaining proceeds to be used for general corporate purposes, including opportunistic spectrum acquisitions. The net proceeds from the Incremental Tranche B-3 Term Loans were $455.5 million after prepayment of the Tranche B-1 Term Loans, underwriter fees, other debt issuance costs of approximately $7.9 million. The Incremental Agreement did not modify the interest rate, maturity date or any of the other terms of the Senior Secured Credit Facility applicable to the Tranche B-2 Term Loans or the existing Tranche B-3 Term Loans.

The facilities under the Senior Secured Credit Facility are guaranteed by MetroPCS Communications, Inc., MetroPCS, Inc. and each of Wireless' direct and indirect present and future wholly-owned domestic subsidiaries. The Senior Secured Credit Facility contains customary events of default, including cross defaults. The obligations under the Senior Secured Credit Facility are also secured by the capital stock of Wireless as well as substantially all of the present and future assets of Wireless and each of its direct and indirect present and future wholly-owned subsidiaries (except as prohibited by law and certain permitted exceptions).

In March 2009, Wireless entered into three separate two-year interest rate protection agreements to manage its interest rate risk exposure under the Senior Secured Credit Facility. These agreements were effective on February 1, 2010 and covered a notional amount of $1.0 billion and effectively converted this portion of Wireless' variable rate debt to fixed rate debt at a weighted average annual rate of 5.927%. These agreements expired on February 1, 2012.

In October 2010, Wireless entered into three separate two-year interest rate protection agreements to manage its interest rate risk exposure under the Senior Secured Credit Facility. These agreements were effective on February 1, 2012 and cover a notional amount of $950.0 million and effectively convert this portion of Wireless' variable rate debt to fixed rate debt at a weighted average annual rate of 4.908%. The monthly interest settlement periods began on February 1, 2012. These agreements expire on February 1, 2014.
In April 2011, Wireless entered into three separate three-year interest rate protection agreements to manage its interest rate risk exposure under the Senior Secured Credit Facility. These agreements were effective on April 15, 2011 and cover a notional amount of $450.0 million and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 5.242%. The monthly interest settlement periods began on April 15, 2011. These agreements expire on April 15, 2014.

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

7 7/8% Senior Notes due 2018

In September 2010, Wireless consummated the sale of $1.0 billion of principal amount of 7 7/8% Senior Notes. The terms of the 7 7/8% Senior Notes are governed by the indenture, the first supplemental indenture, dated September 21, 2010, the third supplemental indenture, dated December 23, 2010, and the fifth supplemental indenture, dated December 14, 2012, among Wireless, the guarantors party thereto and the trustee. The net proceeds of the sale of the 7 7/8% Senior Notes were $974.0 million after underwriter fees, discounts and other debt issuance costs of $26.0 million.

6 5/8% Senior Notes due 2020

In November 2010, Wireless consummated the sale of $1.0 billion of principal amount of 6 5/8% Senior Notes. The terms of the 6 5/8% Senior Notes are governed by the indenture, the second supplemental indenture, dated November 17, 2010, the fourth supplemental indenture, dated December 23, 2010, and the sixth supplemental indenture, dated December 14, 2012, among Wireless, the guarantor's party thereto and the trustee. The net proceeds of the sale of the 6 5/8% Senior Notes were $988.1 million after underwriter fees, discounts and other debt issuance costs of approximately $11.9 million.

Consent Solicitation
In December 2012, Wireless commenced a consent solicitation, seeking to amend the indentures governing its 7 7/8% Senior Notes and 6 5/8% Senior Notes, or collectively, the Notes. Following the receipt of the requisite consents in the consent solicitation, Wireless, the guarantors named therein and the trustee entered into a Fifth Supplemental Indenture which will govern the 7 7/8% Senior Notes and a Sixth Supplemental Indenture which will govern the 6 5/8% Senior Notes, or Supplemental Indentures. Among other things, the Supplemental Indentures modified the definition of “Change in Control” in such indentures so that the consummation of the Proposed Transaction will not be considered a change in control under the indentures governing the Notes. The Supplemental Indentures, upon consummation of the Proposed Transaction, also conformed the covenants, events of default and other non-economic terms previously applicable to the Notes to certain covenants, events of default and other non-economic terms that are anticipated to apply to certain notes to be sold by T-Mobile to Deutsche Telekom. Further, the Supplemental Indentures also made certain other changes to the covenants, events of default and other non-economic terms of the Notes that will apply only until such time, if any, as the Notes are assumed by T-Mobile upon the consummation of the Proposed Transaction, but that will be permanent if the Proposed Transaction is not consummated. In connection with the consent solicitation, Wireless incurred $10.0 million in fees that were treated as deferred debt issuance costs and a cash outflow from financing activities in the statement of cash flows.

Capital Lease Obligations
We have entered into various non-cancelable capital lease agreements, with expirations through 2027. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense. As of December 31, 2012, we had $11.3 million and $310.5 million of capital lease obligations recorded in current maturities of long-term debt and long-term debt, respectively.
Capital Expenditures and Other Asset Acquisitions and Dispositions
Capital Expenditures. We currently expect to incur capital expenditures in the range of $800.0 million to $900.0 million on a consolidated basis for the year ending December 31, 2013.
During the year ended December 31, 2012, we incurred $845.9 million in capital expenditures. These capital expenditures were primarily associated with our efforts to increase the service area and capacity of our existing network and the continued upgrade of our network to 4G LTE.
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
Other Acquisitions and Dispositions. During the year ended December 31, 2010, we closed on various agreements for the exchange of spectrum including a net aggregate amount of $3.0 million in cash consideration paid. The spectrum exchanges resulted in a gain on disposal of assets in the amount of $45.8 million.
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
During the year ended December 31, 2012, the Company closed on the acquisition of microwave spectrum including a net aggregate amount of $22.0 million in cash consideration paid.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual obligations as of December 31, 2012. Also, see Note 12 to our annual consolidated financial statements included elsewhere in this report.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations:
Long-term debt, including current portion	$4,446,526	$25,390	$50,780	$972,856	$3,397,500
Interest expense on long-term debt(1)	1,438,125	257,333	485,185	435,906	259,701
Purchase obligations (2)	144,077	135,406	4,267	4,404	—
Handset purchase obligations	74,486	74,486	—	—	—
Contractual tax obligations (3)	3,311	3,311	—	—	—
Other contractual obligations (4)	206,457	46,718	83,776	75,963	—
Capital lease obligations	569,870	40,411	84,458	89,528	355,473
Operating leases	2,434,185	366,202	726,661	642,765	698,557
Total cash contractual obligations	$9,317,037	$949,257	$1,435,127	$2,221,422	$4,711,231
————————————

(1)
Interest expense on long-term debt includes future interest payments on outstanding obligations under our Senior Secured Credit Facility, 7 7/8% Senior Notes and the 6 5/8% Senior Notes. The Senior Secured Credit Facility bears interest at a floating rate tied to a fixed spread to LIBOR. The interest expense for the Senior Secured Credit Facility presented in this table is based on rates at December 31, 2012 and includes the impact of our interest rate protection agreements.

(2)	Includes expected commitments for future capital lease obligations and purchases of network equipment.

(3)
Represents the liability reported in accordance with the provisions of ASC 740 (Topic 740, “Income Taxes”). For further information related to unrecognized tax benefits, see Note 15, “Income Taxes,” to the consolidated financial statements included in this report.

(4)	Includes various broadband services, sponsorship and managed service agreements with various vendors.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not routinely enter into derivatives or other financial instruments for trading, speculative or hedging purposes, unless it is hedging our interest rate risk exposure under, or is required by, our Senior Secured Credit Facility. We do not currently conduct business internationally, so we are generally not subject to foreign currency exchange rate risk.

As of December 31, 2012, we had approximately $2.5 billion in outstanding indebtedness under our Senior Secured Credit Facility that bears interest at floating rates based on LIBOR plus 3.821% for the Tranche B-2 Term Loans and LIBOR plus 3.75% for the Tranche B-3 Term Loans and Incremental Tranche B-3 Term Loans. The interest rate on the outstanding debt under our Senior Secured Credit Facility as of December 31, 2012 was 4.624%, which includes the impact of our interest rate protection agreements. In October 2010, Wireless entered into three separate two-year interest rate protection agreements to manage its interest rate risk exposure. These agreements were effective on February 1, 2012, cover a notional amount of $950.0 million and effectively converted this portion of its variable rate debt to fixed rate debt at a weighted average annual rate of 4.908%. These agreements expire on February 1, 2014.  In April 2011, Wireless entered into three separate three-year interest rate protection agreements to manage its interest rate risk exposure under our Senior Secured Credit Facility.  These agreements were effective on April 15, 2011, cover a notional amount of $450.0 million and effectively convert this portion of its variable rate debt to fixed rate debt at a weighted average annual rate of 5.242%.  These agreements expire on April 15, 2014.  If market LIBOR rates increase 100 basis points over the rates in effect at December 31, 2012, annual interest expense on the approximately $1.0 billion in variable rate debt that is not subject to interest rate protection agreements would increase $10.5 million.
Item 8. Financial Statements and Supplementary Data

The information required by this item is included in Part IV, Item 15(a)(1) and is presented beginning on Page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2012.

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

Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our evaluation and those criteria, our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche's attestation report on the effectiveness of our internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetroPCS Communications, Inc.
Richardson, Texas

We have audited the internal control over financial reporting of MetroPCS Communications, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors

Our directors are divided into three classes with staggered three-year terms: Class I directors' terms expire at the 2014 Annual Meeting of Stockholders; Class II directors' terms expire at the 2015 Annual Meeting of Stockholders in which each such director nominee is standing for re-election; and Class III directors' terms expire at the 2013 Annual Meeting of Stockholders.

Name	Age	Position
Roger D. Linquist	74	Chairman of the Board of Directors and Class I Director
Arthur C. Patterson	69	Class I Director
W. Michael Barnes	70	Class II Director
John (Jack) F. Callahan, Jr.	54	Class II Director
C. Kevin Landry	68	Class III Director
James N. Perry, Jr.	52	Class III Director

Roger D. Linquist co-founded our Company and has served as our Chairman of the Board of Directors since our inception. Mr. Linquist is a Class I director. Mr. Linquist also serves as a director of all of the Company's corporate subsidiaries and as a member of the management committee of each of our limited liability companies. Prior to forming our Company, in 1989, Mr. Linquist founded PageMart, Inc. (a wholly-owned subsidiary of PageMart Wireless, Inc., which changed its name to Weblink Wireless, Inc. and is now known as USA Mobility), a domestic paging company, and served as PageMart's Chief Executive Officer from 1989 to 1993, and as Chairman from 1989 through March 1994, when he resigned to form our Company. Mr. Linquist also served as a director of PageMart Wireless, Inc. from June 1989 to September 1997, and was a founding director of the Cellular Telecommunications and Internet Association. Mr. Linquist also served as CEO of PacTel Personal Communications (spun out from Pacific Telesis Group as AirTouch Communications) and as CEO of Communications Industries.

Arthur C. Patterson, has served as a director of our Company since its inception, is our Presiding Director, and is the Chairman of our Finance and Planning Committee. Mr Patterson is a Class I director. Mr. Patterson is a founding Partner of Accel Partners, a venture capital firm established in 1983, located in Palo Alto, California, which through certain of its funds is an investor in our Company. Mr Patterson previously started in venture capital at Citicorp Venture Capital and was on the equity committee of Citicorp's Investment Management Group. Mr. Patterson also serves as a director of Actuate Corporation and several privately held companies, and served as a director of iPass Inc. until June 2009.

W. Michael Barnes has served as a director of our Company since May 2004, is a Class II director, and is the Chairman of the Audit Committee of the Board. Mr. Barnes held several positions at Rockwell International Corporation (now Rockwell Automation, Inc.) between 1968 and 2001, including Senior Vice President, Finance & Planning and Chief Financial Officer from 1991 through 2001. Mr. Barnes has served as a director of Advanced Micro Devices, Inc. since 2003.

John (Jack) F. Callahan, Jr. has served as a director of our Company since November 2008 and is a Class II director. Mr. Callahan became the Executive Vice President and Chief Financial Officer of the McGraw-Hill Companies, a New York Stock Exchange listed company and leading global financial information and education company, in December 2010. Previously, Mr. Callahan was the Executive Vice President and Chief Financial Officer of Dean Foods Company from May 2006 to December 2010. Before joining Dean Foods, he held a number of positions with PepsiCo and Frito Lay, including Senior Vice President of Corporate Strategy and Development for PepsiCo, Chief Financial Officer for Frito Lay International, and Senior Vice President of Strategy and Planning at Frito Lay North America. Before joining PepsiCo, he held various positions at The General Electric Company and McKinsey & Company.

C. Kevin Landry, has served as a director of our Company since August 2005, is a Class III director, and is the Chairman of our Compensation Committee. Mr. Landry currently serves as the Vice Chairman of the Board of Directors of TA Associates, L.P., which, through certain of its funds, is an investor in our Company. TA Associates, founded in 1968, is one of the oldest and largest private equity firms in the world and focuses on investing in private companies and helping management teams build their businesses. Mr. Landry served on the board of directors of Ameritrade Holding Corporation from 2002 to 2005 and additionally served on the board of directors of Alex Brown Incorporated, Biogen, Continental Cablevision, Instinet

Group, Keystone Group, SBA Communications, Standex International Corporation and the National Venture Capital Association.

James N. Perry, Jr., has served as a director of our Company since November 2005, is a Class III director, and is the Chairman of our Nominating and Corporate Governance Committee. Mr. Perry is a Managing Director of Madison Dearborn Partners, LLC, a Chicago-based private equity investing firm, where he specializes in investing in companies in the communications industry. A fund of Madison Dearborn Partners, LLC is an investor in our Company. Prior to co-founding Madison Dearborn Partners, LLC in 1992, Mr. Perry was with First Chicago Venture Capital for eight years. An affiliate of Madison Dearborn Partners, LLC is an investor in our Company. Mr. Perry also presently serves on the boards of the following private companies and non-profit organizations: New Asurion Corporation, Sorenson Communications, Inc., The Topps Company, Inc., Univision Communications, Inc., NextG Networks, Inc., the Chicago Public Media board and the School Board of the Archdiocese of Chicago. Mr. Perry previously served on the board of directors of Nextel Partners from July 2003 to June 2006.
Executive Management
The following table sets forth information concerning the executive officers of the Company, including their ages, as of December 31, 2012. The executive officers of MetroPCS Communications, Inc. also serve as the executive officers of all of our corporate subsidiaries and limited liability companies. Roger D. Linquist, J. Braxton Carter and Thomas C. Keys also serve as directors of MetroPCS, Inc., a direct wholly-owned subsidiary of the Company, and MetroPCS Wireless, Inc. and MetroPCS Michigan, Inc., both indirect subsidiaries of the Company. Messrs. Linquist, Carter and Keys also serve on and constitute the management committee of each of our wholly-owned limited liability company subsidiaries.

Name	Age	Position
Roger D. Linquist	74	Chief Executive Officer
Thomas C. Keys	54	President and Chief Operating Officer
J. Braxton Carter	54	Vice Chairman and Chief Financial Officer
Mark A. Stachiw	51	Vice Chairman, General Counsel and Secretary
Dennis T. Currier	44	Senior Vice President, Human Resources
Christine B. Kornegay	49	Senior Vice President, Controller and Chief Accounting Officer
Malcolm M. Lorang	79	Senior Vice President and Chief Technology Officer

Roger D. Linquist co-founded our Company and has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception, our President from inception through June 2007 and from December 2007 through May 2011, and our Secretary from inception until October 2004. Mr. Linquist is a Class I director. Mr. Linquist also serves as a director of all of the Company's corporate subsidiaries and as a member of the management committee of each of our limited liability companies. Prior to forming our Company, in 1989, Mr. Linquist founded PageMart, Inc. (a wholly-owned subsidiary of PageMart Wireless, Inc., which changed its name to Weblink Wireless, Inc. and is now known as USA Mobility), a domestic paging company, and served as PageMart's Chief Executive Officer from 1989 to 1993, and as Chairman from 1989 through March 1994, when he resigned to form our Company. Mr. Linquist also served as a director of PageMart Wireless, Inc. from June 1989 to September 1997, and was a founding director of the Cellular Telecommunications and Internet Association. Mr. Linquist also served as CEO of PacTel Personal Communications (spun out from Pacific Telesis Group as AirTouch Communications) and as CEO of Communications Industries.

Thomas C. Keys became our President in May 2011, in addition to his current position as our Chief Operating Officer in which he has served as since June 2007. Mr. Keys also served as our President from June 2007 to December 2007. Previously, Mr. Keys served as our Senior Vice President, Market Operations, West, from January 2007 until June 2007, and as our Vice President and General Manager, Dallas, from April 2005 until January 2007. Mr. Keys also serves as a director of all of the Company's corporate subsidiaries and as a member of the management committee of each of our limited liability companies. Prior to joining our Company, Mr. Keys served as the President and Chief Operating Officer for VCP International Inc., a Dallas-based wholesale distributor of wireless products, from July 2002 to April 2005. Prior to joining VCP International Inc., Mr. Keys served as the Senior Vice President, Business Sales for WebLink Wireless, Inc. (formerly PageMart Wireless, Inc., the surviving entity upon merger with PageMart, Inc. that is now known as USA Mobility) from March 1999 to June 2002, which included leading and managing the national sales and distribution efforts, and in other senior management positions with WebLink Wireless, Inc. from January 1993 to March 1999.

J. Braxton Carter became one of our Vice Chairmen in May 2011 and continues to serve as our Chief Financial Officer. Mr. Carter served as Executive Vice President and Chief Financial Officer from February 2008 until May 2011. From March 2005 to February 2008, Mr. Carter served as Senior Vice President and Chief Financial Officer. Mr. Carter served as Vice President, Corporate Operations from February 2001 to March 2005. Mr. Carter also serves as a director of all the Company's corporate subsidiaries and as a member of the management committee of each of the limited liability companies. Previously, Mr. Carter served as a director of MetroPCS Wireless, Inc. and its wholly-owned subsidiaries from July 2001 to December 2004. Prior to joining MetroPCS Communications, Mr. Carter was Chief Financial Officer and Chief Operating Officer of PrimeCo PCS, the successor entity of PrimeCo Personal Communications formed in March 2000. He held various senior management positions with PrimeCo Personal Communications, including Chief Financial Officer and Controller, from 1996 until March 2000. Mr. Carter also has extensive senior management experience in the retail industry, spent ten years in public accounting and is also a certified public accountant. Mr. Carter presently serves on the board of directors of e-Rewards, Inc. and serves as Chairman of the Audit Committee and also serves on the Board of Advisors of Amdocs Limited.

Mark A. Stachiw became one of our Vice Chairmen in May 2011 and continues to serve as our General Counsel and Secretary which he has served as since October 2004. From February 2008 to May 2011, Mr. Stachiw served as our Executive Vice President, General Counsel and Secretary. From January 2006 to February 2008, Mr. Stachiw served as our Senior Vice President, General Counsel and Secretary. Previously, Mr. Stachiw served as our Vice President, General Counsel and Secretary from October 2004 until January 2006. Mr. Stachiw also previously served as director of MetroPCS Wireless, Inc. and its wholly-owned subsidiaries from December 2004 until December 2005. Prior to joining our Company, Mr. Stachiw served as Senior Vice President and General Counsel, Allegiance Telecom Company Worldwide for Allegiance Telecom, Inc. from September 2003 to June 2004 and as Vice President and General Counsel, Allegiance Telecom Company Worldwide from March 2002 to September 2003, including when it initiated bankruptcy proceedings in May 2003. Mr. Stachiw has significant experience in the telecommunications and wireless telecommunications industry since 1985 and has held senior or chief legal positions since 1991. Mr. Stachiw served on the board of directors of Sky Titan International, Inc. and as the Chairman of its Compensation Committee through February 2013. Mr. Stachiw also serves on the board of directors of the Competitive Carrier Association (formerly the Rural Cellular Association) and on its Executive Committee, and on the board of directors of the Metroplex Technology Business Council, on its Executive Committee and as it Second Vice Chairman.

Dennis T. Currier became our Senior Vice President of Human Resources in May 2011. Mr. Currier served as our Vice President of Human Resources from April 2009 to May 2011. Prior to joining our Company, Mr. Currier served as Vice President of Corporate Human Resources for Tenet Healthcare Corporation, an investor-owned health care delivery systems company, from December 2007 to April 2009. Prior to joining Tenet, Mr. Currier was Global Director of Total Rewards at Celanese Corporation, a technology and special materials company, from December 2006 to December 2007. Before joining Celanese, Mr. Currier held several leadership positions in Human Resources and Operations with Capital One Financial Corp.

Christine B. Kornegay became our Senior Vice President, Controller and Chief Accounting Officer of MetroPCS Communications, Inc. in March 2009. Ms. Kornegay served as our Vice President, Controller and Chief Accounting Officer from January 2005 to March 2009. Previously, Ms. Kornegay served as Vice President of Finance and Controller for Allegiance Telecom, Inc. from January 2001 to June 2004, including when it initiated bankruptcy proceedings in May 2003. Prior to joining Allegiance Telecom, Inc. in January 2001, Ms. Kornegay held various accounting and finance management positions at AT&T Wireless Services from June 1994 through January 2001 and is also a certified public accountant.

Malcolm M. Lorang co-founded our Company and became our Senior Vice President and Chief Technical Officer in January 2006. Previously, Mr. Lorang served as our Vice President and Chief Technical Officer from our inception to January 2006. Prior to joining our Company, Mr. Lorang served as Vice President of Engineering for PageMart Wireless, Inc. (formerly PageMart, Inc. which became a wholly-owned subsidiary of PageMart Wireless, Inc. upon merger and changed its name to Weblink Wireless, Inc., which is now known as USA Mobility) from 1989 to 1994.
Corporate Governance

The Board is elected by the stockholders to exercise its business judgment to oversee, advise and monitor the strategy, management and the business of the Company. To assist the Board in carrying out its duties and responsibilities, the Board, among other things, has established Corporate Governance Guidelines, a Code of Ethics, and created and delegated certain authority to several committees of the Board.
Corporate Governance Guidelines and Code of Ethics

Our Board has adopted Corporate Governance Guidelines, which set forth the framework within which the Board, together with its committees, directs the affairs of the Company. The Corporate Governance Guidelines provide for, among other things, the role and function of the Board, director qualifications, director independence and compensation. The Corporate Governance Guidelines also provide that any director who reaches 75 years of age must tender his resignation to the Board; however, the Board may request in certain circumstances that a director remain on the Board after age 75. Mr. Linquist is the only director who will reach 75 years of age this year. The Board has also adopted a Code of Ethics, which establishes the standards of ethical conduct applicable to all of our directors, officers, employees, consultants and contractors. The Code of Ethics addresses, among other things, competition and fair dealing, financial matters and external reporting, protection of Company funds and assets, confidentiality and corporate opportunity requirements, insider trading, employee misconduct, conflicts of interest, compliance with laws or other violations and the process for reporting violations of the Code of Ethics. Our Corporate Governance Guidelines and the Code of Ethics are publicly available under the “About Us” tab, then selecting “Investor Relations” and then “Corporate Governance” on our website at www.metropcs.com. Any waiver of our Code of Ethics with respect to our Chief Executive Officer, Chief Financial Officer, controller or persons performing similar functions, may be authorized only by our Audit Committee and will be disclosed on our website within the timeframe required by SEC rules.
Board's Role in Risk Management

Management of the Company, including the Chief Executive Officer and the other executive officers of the Company, are primarily responsible for managing the business, operations, finances, financial and disclosure controls of the Company and the risks related thereto. The financial, strategic, operational, compliance, and reputational risks to the Company are considered annually by management in the enterprise-wide risk assessment, and are reviewed and updated by the executive officers of the Company quarterly, and regularly in connection with the operational, financial, and business activities of the Company.

The Board manages its risk oversight function primarily through the Audit Committee of the Board. As such, the Audit Committee has primary responsibility for overseeing the Company's enterprise-wide risk assessment. The Company annually undertakes an enterprise-wide risk assessment through its internal audit department that includes interviewing or seeking information from the senior leadership of the business, internal audit, other officers and employees, and all directors of the Company. The senior leadership of the Company reviews the enterprise-wide risk assessment quarterly and updates the risks to reflect the current risks facing the Company's business and financial conditions. The senior leadership of the Company addresses the various risks described in the enterprise-wide risk assessment and, if appropriate, institutes actions to address such risks. The internal audit department of the Company reports to the Audit Committee, has regular meetings with the Audit Committee without the participation of management of the Company, and provides the enterprise-wide risk assessment to the Audit Committee which reviews and provides feedback to the Company and also shares the enterprise-wide risk assessment with the Board. Discussions of individual risk areas and matters arise throughout the year in the meetings of the Audit Committee, as well as the annual and quarterly enterprise-wide risk assessment. The Audit Committee also has certain responsibilities with respect to the Company's ethics and compliance programs. Other Committees of the Board also provide risk oversight in the areas such Committees are primarily responsible. For example, the Compensation Committee of the Board annually assesses the risks associated with the compensation programs of the Company. The Finance and Planning Committee also assesses any risks associated with financings, potential business combinations and acquisitions as part of their review and recommendation to the Board of any such transactions. A report of all committee meetings, including those of the Audit Committee, Compensation Committee, and Finance and Planning Committee are presented to the Board on a regular basis and any member of the Board is invited to, provided the materials for, and may attend, any Committee meeting.

In 2009, we implemented a policy as part of the annual review and approval of the executive compensation program to review and assess whether our compensation policies and practices, including total compensation, annual cash performance awards, and any long-term equity incentive awards, may encourage the executive officers to take unnecessary or excessive risks such that the risks would be reasonably likely to have a material adverse effect on the Company. The Compensation Committee designs the total compensation program and its elements for executive officers to align its compensation policies and practices, to the extent possible, with the Company's strategy, objectives and goals, corporate best practice, the interests of the Company's stockholders and to increase the value of the Company. Our management, in consultation with the Compensation Committee, performed the annual assessment of the risks associated with our current compensation program. The assessment and discussions concluded the following:

•	We have an appropriate pay philosophy and market positioning for our executive compensation programs to support our business objectives.

•
Our compensation programs appropriately balance fixed compensation with short-term and long-term variable compensation such that no single pay element would motivate employees to engage in excessive risk taking.

•	The characteristics of our annual incentive program design do not lend themselves to excessive risk taking because we base annual incentive awards on:

◦
Corporate, business unit and individual performance goals based on our annual budget, with a variety of pre-established performance conditions in each category, thus diversifying the risk associated with any single indicator of performance;

◦	Financial and non-financial performance targets that are objectively determined by measureable and verifiable results; and

◦	A significant portion of the award is based on the Committee's discretion and its determination of how well the executive officers met their individual performance goals.

•
Our long-term incentive program encourages employees to focus on our long-term success by providing a mix of restricted stock and options, each of which only reward employees if we meet specified performance goals or our stock price increases. These awards also incorporate pre-established caps to prevent over-payment. We believe that our compensation policies and practices provide the necessary balance and focus for the Company and its executives and rewards the executives if the Company grows and succeeds, while at the same time providing a balanced competitive compensation package which is not reasonably likely to have a material adverse effect on the Company.

We also have established a “clawback” policy that allows the Board to recoup incentive compensation received by a senior executive for misconduct resulting in a material financial restatement. The “clawback” policy is discussed in more detail in the Compensation Discussion and Analysis section under the caption “Annual Cash Performance Awards” below. We believe that our compensation policies and practices provide the necessary balance and focus for the Company and its executives and rewards the executives if the Company grows and succeeds, while at the same time providing a balanced competitive compensation package and are not reasonably likely to have a material adverse effect on the Company because, among other reasons, we use multiple annual cash performance award metrics that are tied to our business plan; for a substantial portion of the annual cash compensation award the Compensation Committee has discretion with regard to reduction in payments to reflect performance or other factors; payments on our annual cash performance awards are capped; the payment curves on our annual cash performance awards are linear; equity awards vest over multiple years which requires a long-term commitment on the part of employees; the role of the Compensation Committee in its oversight of our compensation program; our clawback policy; our use of benchmarking against peer companies which have remained stable from year to year; and our implementation of restrictions and policies in our governance, code of ethics, internal controls and other measures.
Board Leadership
Chairman and Chief Executive Officer. The Company has a combined Chairman of the Board and Chief Executive Officer leadership structure with Roger D. Linquist, the Company's founder, serving in that role. The Board also has elected a Presiding Director, Arthur C. Patterson. In arriving at its leadership structure, the Board has taken a number of factors into account. The Board - which consists of almost all independent Directors who are highly qualified and experienced and several of which are affiliated with significant holders of the Company's Common Stock - exercises a strong, independent oversight function. This oversight function is enhanced by the fact that all of the Board's Committees are comprised entirely of independent Directors. In addition, the Company believes that a combined Chairman/CEO leadership is appropriate for the Company because:

•	The Chairman/CEO is the founder of the Company and has considerable experience in the combined role having served in that role at the Company and at prior companies for over 20 years;

•	The combined Chairman/CEO role unifies the Company's strategy and allows the Board to hold a single individual responsible for the strategy and performance of the Company;

•
The Company has separated the President and Chief Operating Officer role from the Chairman so as to allow the Chairman to focus on the strategy of the Company rather than the day-to-day management of the Company;

•	The Company believes its controls, and the checks and balances provided by the Board, prevent unethical actions and other misdeeds which a separated Chairman/CEO position is intended to prevent;

•	The combined Chairman/CEO role allows the Company to reduce compensation costs which is necessary as a relatively smaller carrier in the Company's highly competitive industry;

•	The Company needs a close link between the leadership of the Board and the day-to-day leadership of Company stemming from the Company's need to remain the low cost provider in the wireless industry;

•	The combined leadership structure streamlines the decision-making process and allows the Company to be nimble in response to competition from larger, more well-financed telecommunications competitors;

•	The combined role reduces conflict between the Board and management;

•
The Company's Presiding Director is an independent director and a founding Board member, has served for over 15 years as a director of the Company, holds a significant equity interest in the Company, and is involved in shaping the Board's agenda, presides over all executive sessions of the Board, and acts as a conduit for communications and guidance from the Board to the Chairman/CEO;

•	The Presiding Director serves on the Compensation Committee acting as a check on compensation recommendations for management and the CEO;

•
The Presiding Director serves as the Chairman of the Finance and Planning Committee, is on the Compensation and Nominating and Corporate Governance Committees, and is invited to attend all meetings of the Audit Committee, giving him extensive breadth of information, access to all committees and committee members, and exposure to the strategy of the Company and its corporate governance;

•
All compensation for all officers is reviewed and approved by the entire Board after being recommended by the Compensation Committee, limiting potential abuses which might result from a combined Chairman/CEO role;

•
The Board, which is composed almost entirely of independent directors and includes a significant number of members affiliated with large investors in the Company, acts as a check and balance on the Chairman/CEO;

•	There are few personal or other ties between the Chairman/CEO and the other Board members, so Board members can and do modify or veto recommendations of management; and

•	The independent members of the Board meet regularly in executive session without the Chairman/CEO present.

Presiding Director.  The Presiding Director assists the Chairman of the Board in setting the Board's agenda and the quality, quantity and timeliness of information presented to the Board by consulting with the rest of the Directors of the Board to determine the agenda for Board meetings. The Presiding Director also presides over the executive sessions of the Board and is responsible for sharing any feedback from such executive sessions with the Chairman of the Board. The Presiding Director also consults with the Chairman in evaluating strategic issues facing the Company. These responsibilities allow the Presiding Director to have meaningful input into the agenda of the Board and in leading the Company. The Presiding Director also serves on the Compensation, Finance and Planning, and Nominating and Corporate Governance Committees, which also meet in executive session.
Mr. Arthur C. Patterson was elected by the Board in November 2008 as the Presiding Director for all executive sessions of the Board and is responsible for presiding over each executive session of the Board, selecting the principal subject matters to be discussed at each executive session, and acting as the liaison between the independent directors and the Chairman and Chief Executive Officer of the Company and other members of management. If Mr. Patterson is unavailable or unable to attend an executive session of the Board, those directors present at the executive session elect a person to act as Presiding Director for that executive session.
The Board schedules an executive session at each regularly scheduled face-to-face Board meeting and, in addition, when appropriate also holds executive session at special Board meetings. At these executive sessions, among other things, the Board reviews the performance of our Chief Executive Officer, approves the compensation of our Chief Executive Officer, and discusses the strategic direction of the Company, including potential acquisitions. The Audit Committee meets regularly in executive session with the independent registered public accounting firm and internal audit personnel. The Compensation Committee additionally meets in executive session to discuss the compensation of the executive officers, including the Chief Executive Officer, and to receive advice from its independent compensation consultant. The chairman of each committee presides at these executive sessions of the committees.
Communications with Chairman, Presiding Director and Directors.  The Board has approved procedures to facilitate communications among the directors, employees, stockholders and other interested third parties. Any person wishing to contact the Chairman of the Board, the Board as a whole, the Presiding Director, or any individual director may do so in writing addressed to the Company as follows:
MetroPCS Communications, Inc.
The Board of Directors c/o Corporate Secretary
2250 Lakeside Boulevard
Richardson, Texas 75082

Upon receipt, the communication will be distributed to the Chairman, the Presiding Director, or any director, in each case depending on the facts and circumstances outlined in the communication. Letters and e-mails directed to the Board or any director are reviewed by the Company to determine whether a response on behalf of the Board is appropriate. While the Board oversees management, it does not participate in or direct day-to-day management functions or business operations and is not normally in the best position to respond to inquiries related to those matters. Accordingly, we will direct those types of inquiries to an appropriate officer or employee of the Company for a response. In addition, the Board has requested that certain items that are unrelated to the duties and responsibilities of the Board should be excluded or redirected, as appropriate, such as: business solicitations or advertisements, junk mail and mass mailings, new product suggestions, patent licensing opportunities, product complaints, product inquiries, resumes and other forms of job inquiries, spam, and surveys. In addition, material that is unduly hostile, threatening, potentially illegal or similarly unsuitable will be excluded. Responses to letters or e-mails, or any communication that is excluded, is maintained by the Company and is available to any director upon request.

If a response on behalf of the Board, the Presiding Director, the directors, or any director is appropriate, the Company gathers any information and documentation necessary for answering the inquiry and provides the information and documentation, as well as the proposed response, to the appropriate director or directors. The Company may also attempt to communicate with the stockholder or interested party for any necessary clarification. Of course, certain circumstances may require that the Board depart from the procedures outlined above.

Political Contributions. The Company has not historically made political contributions for persons running for elected offices, political action committees, or to support ballot initiatives. In 2012, the Company did not make any political contributions to any person running for elected office, political action committees, or to support any ballot initiatives. An officer or employee may make a political contribution as an individual, but the Company does not reimburse officers or employees for such political contributions, if any.
Executive Sessions of Directors

Executive sessions, or meetings of outside (non-management) directors without management present, are held at each regularly scheduled face-to-face Board meeting. There were four face-to-face Board meetings in 2012. At these executive sessions, the outside directors review, among other things, the criteria upon which performance of the Chief Executive Officer and the other executive officers is based, the performance of the Chief Executive Officer against such criteria, the compensation of the Chief Executive Officer and other executive officers of the Company, and such other matters as the Presiding Director or the other members of the Board may raise, including strategic, operational, or financial issues and management succession. In addition to the regularly scheduled face-to-face Board meetings, the directors can, and have, held executive sessions at special Board meetings, where appropriate.
Board Composition

The number of directors constituting the full Board is fixed by resolution of the Board under our Bylaws and the Board may fill any vacancies that occur on the Board. Our Board of Directors currently consists of six members. The directors currently are divided into three classes serving staggered three-year terms. Class I, Class II and Class III directors will serve until our Annual Meeting of Stockholders in 2014, 2015 and 2013, respectively. Currently, Messrs. Linquist and Patterson are Class I directors, Messrs. Barnes and Callahan are Class II directors, and Messrs. Landry and Perry are Class III directors.

Upon expiration of the term of a class of directors, all directors in that class will be eligible to be re-elected for a new three-year term at the annual meeting of stockholders in the year in which their terms expire. This classification of directors could have the effect making it more difficult to change the composition of a majority of our Board. In early 2012, we received a stockholder proposal made pursuant to Rule 14a-8 promulgated under the Exchange Act asking the Board to take steps to declassify the Board. The Nominating and Corporate Governance Committee and the Board reviewed and discussed the proposal and, to the extent the Proposed Transaction has not closed, we intend to present to stockholders at the 2013 Annual Meeting of Stockholders a charter amendment to declassify our Board with the first annual election of directors to then be held at the 2014 Annual Meeting of Stockholders for the election of Class I directors and for each class of directors at each successive annual meeting of stockholders. As a result of our commitment, the stockholders proposal was withdrawn. The proxy being distributed to stockholders in connection with the Proposed Transaction seeks the stockholder approval of, among other things, amendments to our Articles of Incorporation which would be effective upon a consummation of the Proposed Transaction. One of the amendments to our Articles of Incorporation would declassify the Board effective upon consummation of the Proposed Transaction and all directors would then be elected for single year terms following the consummation of the Proposed Transaction.
Nomination Process, Director Candidate Selection and Qualifications

The Nominating and Corporate Governance Committee is responsible for identifying, screening and recommending candidates to the Board for nomination to the Board. The Nominating and Corporate Governance Committee may consider director candidates from numerous sources, including stockholders, directors and officers. All candidates are evaluated in the same manner. The Board is responsible for nominating directors for election by the stockholders and filling any vacancies on the Board that may occur.

Qualifications and Diversity.  The Board does not have a formal policy with respect to diversity on the Board and does not narrowly define diversity to gender and race. We look at the breadth of experience, background and viewpoints of each candidate. In its assessment of each candidate, the Nominating and Corporate Governance Committee considers, among other things, the prior industry experience of a potential nominee, the operational, strategic, financial, regulatory and business background of the nominee, the nominee's experience in the telecommunications industry or other industries, the strategic contacts and involvement in business and civic affairs of each nominee, whether the nominee has experience as a director of a public company, the number of boards that the nominee has served or currently serves on, whether such person would be independent, the ethnic background and gender of a nominee, and the integrity, honesty and reputation of each candidate. All decisions to recommend the nomination of a new nominee for election to the Board or for re-election for a Director are within the sole discretion of the Nominating and Corporate Governance Committee, which is comprised entirely of outside and independent directors. All director nominations are evaluated and made based solely on Company and work-related factors and not with regard to candidates' or Directors' inclusion in any protected class or group identified in the Company's anti-discrimination policy. The selection process for candidates is intended to be flexible and the Nominating and Corporate Governance Committee, in the exercise of its discretion, may deviate from the selection process when particular circumstances warrant a different approach. One member of the Nominating and Corporate Governance Committee has owned, or is associated with private equity funds that may own, more than five percent of the outstanding Common Stock of the Company. Any participation by him in the nomination process was considered to be in his capacity as a member of the Board and any nominations by him are not considered to be a recommendation from the private equity funds that he is associated with which may beneficially own more than five percent of the outstanding Common Stock of the Company.

In late 2012, we received a stockholder proposal made pursuant to Rule 14a-8 of the Exchange Act asking the Board to take reasonable steps to ensure that women and minority candidates are in a pool from which Board nominees are chosen and to publicly commit itself to a policy of Board inclusiveness, and to report to stockholders its efforts to encourage diversified representation on the Board. The Nominating and Corporate Governance Committee of the Board has reviewed and discussed the proposal and, subject to Board approval, we anticipate presenting such proposal to stockholders at the 2013 Annual Meeting of Stockholders.

Nomination Process. The Nominating and Corporate Governance Committee considers a number of sources of possible director candidates, including those recommended by stockholders, directors, or officers. In addition, the Committee may engage the services of outside consultants and search firms to seek and vet director nominees and the fees paid to such consultants and search firms may be contingent on the Board selecting a nominee proposed by such consultant or search firm. Members of the Nominating and Corporate Governance Committee interview all nominees. If a candidate is recommended by the Nominating and Corporate Governance Committee, he or she may then be interviewed by other current members of the Board. If appropriate, a candidate may also be interviewed by members of the Company's executive management. The full Board will approve all final nominations after considering the recommendations of the Nominating and Corporate Governance Committee.

With regard to any incumbent director who is nominated for re-election to the Board, the Nominating and Corporate Governance Committee will review each such director's expertise, qualifications, attributes and skills, his overall service during the director's term, including the number of meetings attended, his level of participation, the quality of his performance and whether he meets the independence standards set forth under applicable laws, regulations and the NYSE listing standards. Each nominee for re-election as a director also must consent to stand for re-election.

Stockholder Nomination Procedures. The Nominating and Corporate Governance Committee also will consider director candidates recommended by the Company's stockholders. The stockholder must provide prior written notice of a candidate to be considered as a nominee to our Secretary at our executive offices prior to the deadline before our annual meeting, as described in our Bylaws. The stockholder must also provide the information set forth in our Bylaws for each such proposed nominee of the stockholder: the written consent of each proposed nominee to serve as director if so elected, the name, age, citizenship, residence and addresses of the proposed nominee and the stockholder, the principal occupation of each nominee with the name, type of business and address of such nominee's employment, the qualifications of such proposed nominee to serve as a director, the class and number of shares of the Company's Common Stock beneficially held, either directly or indirectly, by the stockholder, a description of any arrangement between the proposed nominee and the person making the nomination regarding future employment or any future transaction to which the Company may be a party, and all information required by the Company's director questionnaire then in use by the Company. The stockholder making the nomination (individually and on behalf of those with whom such nomination is made) must also provide the name and address of such stockholder as they appear on the Company's books and records, the class and number of shares of Common Stock which are owned by such stockholder(s), the voting rights of such stockholder(s), and the hedging and derivative positions of such stockholder(s), if any, in the Company's Common Stock. We may also require additional information as may reasonably be required regarding a proposed nominee or proposing stockholder to determine the eligibility of such proposed nominee to serve as a director or that could be material to a reasonable stockholder's understanding of independence, or lack thereof, of such nominee and such nominee's relationship to the proposing stockholder.

All candidates nominated by a stockholder and recommended to the Board will be submitted to the Nominating and Corporate Governance Committee for its review, which may include an analysis of the candidate's qualifications prepared by our Company's management and may include interviewing such candidate.

Director Qualifications.  Each Board member of the Company brings a wide variety of expertise, qualifications, attributes and skills to the Board. The expertise, qualifications, attributes and skills include corporate governance and board service, executive management, finance and accounting, private equity, operations, strategy, technology, investor relations, telecommunications industry experience, and public service, and are applicable to our directors as follows:

Director	Corporate Governance	Executive Management	Accounting	Private Equity	Finance	Operations	Strategy	Technology	Investor Relations	Telecommunications Industry Experience	Public Service
W. Michael Barnes	X	X	X		X			X			X
John (Jack) F. Callahan, Jr.		X	X		X		X		X
C. Kevin Landry	X			X	X			X
Roger D. Linquist	X	X			X	X	X	X		X
Arthur C. Patterson	X			X	X			X		X	X
James N. Perry, Jr.	X			X	X			X		X	X

The Board believes that this expertise and these qualifications, attributes and skills are important to the Board, a director's service on the Board and the Company as follows:

•
Corporate Governance: allows the Board to get the benefit of a director's experience on other public boards of directors, assists the Company in having its corporate governance practices be aligned with other public companies, helps the Company determine appropriate governance policies, and assists the Board in making sure that the Board undertakes the responsibilities required of a public company board;

•
Executive Management: provides the director with the knowledge and experience of the day-to-day challenges of operating a company which assists the Board in its decision process and ensuring that the Board provides the appropriate oversight and guidance to Company management, including oversight of management's assessment and management of risk;

•	Accounting: assists the Board in understanding complex accounting and finance issues which may occur when the Company is required to comply with new accounting standards and rules;

•	Private Equity: allows directors to bring to the Board a wealth of experience related to the challenges and opportunities of growth companies, like the Company;

•	Finance: assists the Board in evaluating strategic transactions, capital formation and financing activities proposed by management of the Company;

•
Operations: gives the director a perspective on how businesses are run from an operational perspective and the execution challenges of various strategic options, and allows the Board to better evaluate strategic and operational initiatives of the Company and the Company's operations;

•	Strategy: assists the Board in establishing the Company's strategy and overseeing the Company's execution of the Company's strategy;

•
Technology: allows the Director to understand the complex technologies involved in the Company's business and assists the Board in evaluating the Company's technology and technology choices, potentially new alternative or disruptive technologies, and in setting the Company's strategy;

•	Investor Relations: assists the Board in understanding the needs of stockholders of a public company and in responding to stockholder contacts;

•
Telecommunications Industry Experience: allows the Director to understand the unique challenges and opportunities in the wireless telecommunications industry, to provide input on trends in the industry, to evaluate strategic options, to formulate strategy, and to understand the unique business model of the Company; and

•
Public Service: assists the Board and the Company in working with legislators and government regulators, in evaluating strategic options which may require governmental approvals, and allows the Director to understand the regulations in which the Company is required to operate.

Set forth below are the specific expertise, qualifications, attributes and skills that each member of our Board brings to our Board which have led the Board to conclude that such member should serve on our Board.

W. Michael Barnes was initially elected to the Board in May 2004 to serve, among other things, as the Chairman of the Company's Audit Committee and the audit committee financial expert, as such term is defined in SEC rules, and he brings considerable expertise, qualifications, attributes and skills in the accounting, finance, executive management, technology, corporate governance, and public service areas to the Company. Mr. Barnes received a PhD in Engineering and gained his accounting and finance, executive management and technology experience from his 33 years with Rockwell International Corporation, a diversified industrial manufacturing company with major businesses in aerospace, defense electronics, semiconductor systems, factory automation products, automotive components and graphics systems, and Telecommunications Products and Systems, which included serving as Vice President and General Manager of Rockwell's Communications Switching Systems Division, ten years serving as a Senior Vice President and Chief Financial Officer and his holding a number of management positions with Rockwell International Corporation over his career. Mr. Barnes has gained his corporate governance and board service expertise from serving on the boards of two publicly listed NYSE companies other than the Company: A.O. Smith Corporation (AOS) and Advanced Micro Devices (AMD). Mr. Barnes currently serves as a director and is Chairman of the Audit and Finance Committee and a member of the Nominating and Corporate Governance Committee for Advanced Micro Devices. Mr. Barnes' public service experience comes from serving on Texas A&M University's chancellor's Century Council, the university's Engineering Advisory Board, as a member of the Orange County Business Council, his appointment to the governorship of Town Hall of Los Angeles, serving on the Board of the Independent Colleges of Southern California, and being elected as chairman of Conference Board's Counsel of Financial Executives.

John (Jack) F. Callahan, Jr. was initially elected to the Board in November 2008 to serve, among other things, on the Company's Audit Committee, and he brings considerable expertise, qualifications, attributes and skills in the accounting, finance, strategy, investor relations, and executive management areas to the Company. Mr. Callahan gained his accounting and finance expertise both from his positions as the Executive Vice President and Chief Financial Officer of McGraw-Hill Companies, a NYSE listed financial information and education company, and as the Executive Vice President and Chief Financial Officer of Dean Foods Company, a NYSE listed food and beverage company, and as the Chief Financial Officer of Frito Lay International, a NYSE listed convenient snacks, food and beverage company. Mr. Callahan qualifies as an audit committee financial expert under SEC guidelines. Mr. Callahan has experience in strategy and executive management through his employment as the Senior Vice President of Corporate Strategy and Development at PepsiCo, Inc., and Vice President of Strategy and Planning at Frito Lay North America. Mr. Callahan has investor relations experience both through his recent position at Dean Foods, and through his prior employment as Senior Vice President of Investor Relations for PepsiCo, a NYSE listed convenient snacks, food and beverage company.

C. Kevin Landry was initially elected to our Board in August 2005 pursuant to a provision in a stockholder agreement in connection with the closing of an investment in the Company by certain private equity funds, with which he is affiliated, which provision terminated in 2007 upon consummation of our initial public offering. Mr. Landry brings considerable expertise, qualifications, attributes and skills in the private equity, finance, technology, and corporate governance areas. Mr. Landry is the Vice Chairman of TA Associates, or TA, and has four decades of experience in offering its portfolio companies financial support, strategic guidance, and a significant network of contacts. Mr. Landry has assisted TA portfolio companies in navigating the complicated paths of public offerings, debt financings, and mergers and acquisitions, and, since 1995, TA has helped them raise more than $15 billion. Some of TA's investments in wireless telecommunications include Bachtel Cellular Liquidity, Idea Cellular, Ltd., and Weather Investment S.p.A. Mr. Landry's experience in corporate governance comes from serving as a director of a number of publicly traded companies, including Ameritrade Holdings Corporation, Alex Brown Incorporated, Instinet Group, Keystone Group, SBA Communications, Standex International Corporation, and Continental Cablevision. Mr. Landry previously served, among other things, on the Audit Committees of Ameritrade Holdings Corporation and Standex International Corporation and on the Compensation Committee of SBA Communications.

Roger D. Linquist founded the Company and brings considerable expertise, qualifications, attributes and skills in corporate governance, executive management, finance, operations, strategy, technology, and telecommunications business to the Company. Mr. Linquist's corporate governance experience arises from his current position as Chairman of the Company for 17 years and previously as the Chairman of PageMart Wireless, Inc. (which changed its name to Weblink Wireless, Inc. and is now known as USA Mobility) for 5 years. Mr. Linquist also has significant executive management, finance, operations, technology, and strategy experience in the communications and manufacturing businesses gained as a founder and Chief Executive Officer of the Company and PageMart Wireless, Inc., and from his years as an executive with Pacific Telesis Group,

President of PacTel Personal Communications, President and Chief Executive Officer of Communications Industries and as a manager at Texas Instruments, each a publicly traded company. Mr. Linquist has been in the wireless telecommunications business for over 25 years. Mr. Linquist also honed his strategic skills while serving as a consultant with McKinsey & Company.

Arthur C. Patterson was one of the initial investors in the Company, has been on its Board since the Company's founding in 1994, and was initially elected pursuant to a provision in a stockholder agreement in connection with the closing of the investment in the Company by certain private equity funds, with which he is affiliated, which provision terminated in 2007 upon consummation of our initial public offering. Mr. Patterson brings considerable expertise, qualifications, attributes and skills in the private equity, finance, technology, telecommunications industry, corporate governance, and public service areas to the Company. Mr. Patterson brings his considerable expertise in private equity to the Company which he acquired as the co-founder of Accel Partners, which invests in a number of private companies in the technology and telecommunications industries, and previously he started in venture capital at Citicorp Venture Capital and was on the equity committee of Citicorp's Investment Management Group. Mr. Patterson's finance, technology and telecommunications industry experience comes from his investments and service on the boards of companies his firm has taken public such as Actuate, PageMart Wireless, Portal Software, UUnet/MCI-Worldcom, and Veritas Software Corp. Mr. Patterson has considerable corporate governance experience as a director of a number of start-up technology companies. Mr. Patterson also has considerable public service experience from his work in the International Office of the U.S. Treasury Department - International Monetary, Trade and Development Policy. Mr. Patterson also serves as a director of Actuate Corporation and several privately held companies, and served as a director of iPass Inc. until June 2009.

James N. Perry, Jr. was initially elected to our Board in November 2005 pursuant to a provision in a stockholder agreement in connection with the closing of an investment in the Company by certain private equity funds, with which he is affiliated, which provision terminated in 2007 upon consummation of our initial public offering. Mr. Perry brings considerable expertise, qualifications, attributes and skills in the private equity, finance, technology, wireless telecommunications, corporate governance, and public service areas to the Company. Mr. Perry has managed investments in the telecommunications industry for Madison Dearborn Partners or its predecessor, First Chicago Venture Capital, for 25 years. His experience in corporate governance and finance comes from his past service on the board of Nextel Partners, where he served as a member of the finance committee and the special committee, Omnipoint Corporation, Madison River Telephone Company, LLC, Focal Communications Corp., and Allegiance Telecom, Inc. He currently serves on the boards of NextG Networks, Inc., New Asurion Corporation, The Topps Company, Inc., Sorenson Communications, Inc., and Univision Communications, Inc. Mr. Perry also provides public service through his service on the Chicago Public Media board and the School Board of the Archdiocese of Chicago.
Director Independence

The Board evaluates the independence of each director in accordance with applicable laws and regulations, the listing standards of the NYSE, and the Company's Corporate Governance Guidelines. The Board considers all relevant facts and circumstances in making an independence determination, including among other things, making an affirmative determination that the director has no material relationship with the Company directly or as an officer, stockholder, or partner of an entity that has a material relationship with the Company.

Material relationships that will cause a director to be deemed not independent include:

•
The director, or an immediate family of the director, is a director, officer, general partner or large equity holder of a significant customer of, or supplier, to the Company and/or its affiliates of nonprofessional services and goods;

•
The director, or an immediate family member of the director, is a director, officer, general partner or large equity holder of a significant paid adviser, paid consultant or other paid provider of professional services to the Company or its affiliates, or to any members of senior management of the Company; and

•
The director, or an immediate family member of the director, is a director, officer or trustee of a charitable or tax-exempt organization to whom the Company, one of its affiliates or any senior management member of the Company or its affiliates makes substantial charitable contributions.

Under the Company's Corporate Governance Guidelines, the following circumstances will not be considered material in the determination of independence:

•
A director who serves as an Interim or acting Chairman and/or Interim or acting Chief Executive Officer of the Company will not be deemed a former employee for the purpose of determining independence and as such, the director will retain his independent status when his service as Interim or acting Chairman or Interim or acting Chief Executive Officer ends;

•
An otherwise material relationship that is based on having an immediate family member of the director serving as an officer of the Company or an officer of a Company affiliate will be deemed immaterial upon the death or incapacitation of that immediate family member;

•
An otherwise material relationship that is based on the director's or the director's immediate family member's connection to a significant customer, supplier or provider of the Company or its affiliates, will be deemed immaterial if the Board, in its business judgment, determines that the commercial transactions between the Company or one of its affiliates and the significant customer, supplier or provider were conducted at arm's length in the ordinary course of business and that such a relationship is immaterial in light of all circumstances; or

•	An otherwise material relationship that is based on the director's immediate family member when the family member is no longer considered an immediate family member.
The Board has determined that Messrs. Barnes, Callahan, Landry, Patterson and Perry are independent under the NYSE listing standards and the Company's Corporate Governance Guidelines. In addition, each member of the Audit Committee meets the heightened independence criteria applicable to audit committee members under the NYSE listing standards. Mr. Linquist is not considered an independent Director because of his employment as Chief Executive Officer of the Company.

In making its director independence determinations, the Board considered, among other things, the following relationships and concluded that they are not material and therefore, do not preclude a finding of independence:

•
Mr. Perry is a managing director of Madison Dearborn Partners, LLC, a private equity firm, or Madison Dearborn, which has a fund which holds greater than 5% of our common stock; Mr. Landry is the vice chairman and a managing director of a private equity firm, TA Associates, which has funds that own our common stock; and Mr. Patterson is the managing director of Accel Partners, which has funds which own our common stock.

•
Messrs. Landry, Perry and Patterson are managing directors of private equity funds with portfolio investments that include companies that do business with the Company in the ordinary course of business and pursuant to agreements that were negotiated at arms-length and which we believe are at market terms.

•
Mr. Callahan is an executive officer at McGraw-Hill Companies, and in fiscal 2012 the Company paid McGraw-Hill subsidiaries standard fees in connection with ratings of its debt securities (approximately $0.1 million).

Board and Board Committees

Directors are expected to attend all meetings of our Board and each committee on which they serve. In 2012, our Board met 22 times. During 2012, each director attended at least 86% of the total number of Board meetings and at least 66% of all committee meetings on which each director served. Directors are invited to, receive the materials for, and may attend any committee meeting even if they do not serve on that committee. Directors are invited, but not required, to attend the Annual Meeting. Mr. Linquist attended our Annual Meeting of Stockholders in 2012.

The standing committees of our Board consist of an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee and a Finance and Planning Committee. The Board also, from time to time, can and has created ad hoc committees of the Board which have a specific purpose. The Company in 2012 created a Special Committee of the Board to consider the Proposed Transaction and alternatives to the Proposed Transaction. All of our Directors, except Mr. Linquist, each of which is independent, served on the Special Committee.

The current members of each standing committee of the Board are listed below:

Audit Committee	Compensation Committee	Finance and Planning Committee	Nominating and Corporate Governance Committee

W. Michael Barnes, Chairman	C. Kevin Landry, Chairman	Arthur C. Patterson, Chairman	James N. Perry, Jr., Chairman
John (Jack) F. Callahan, Jr.	W. Michael Barnes	C. Kevin Landry	C. Kevin Landry
James N. Perry, Jr.	Arthur C. Patterson	James N. Perry, Jr.	Arthur C. Patterson
Audit Committee.    The current members of our Audit Committee are Messrs. W. Michael Barnes, as Chairman, James N. Perry, and John (Jack) F. Callahan, Jr. Each of the members of the Audit Committee has been affirmatively determined by our Board to be independent in accordance with applicable laws and regulations, the listing standards of the NYSE and our

Corporate Governance Guidelines. Each member of the Audit Committee also has been found by our Board to meet the standards for financial knowledge for listed companies. No member of the Committee is, or has been, associated with the Company's auditors or accountants, or has performed “field work,” and no member of the Audit Committee is, or has been, a full-time or part-time employee of the Company. Our Board has determined that W. Michael Barnes and John (Jack) F. Callahan, Jr., are “audit committee financial experts,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K, because Mr. Barnes previously served as the Chief Financial Officer of Rockwell International Corporation and Mr. Callahan is the Chief Financial Officer of McGraw-Hill Companies. The applicable securities laws and regulations provide that an Audit Committee member who is designated as an Audit Committee financial expert will not be deemed to be an “expert” for any purpose as a result of being identified as an “audit committee financial expert” pursuant to Item 407 of Regulation S-K.

The responsibilities of the Audit Committee include, among other responsibilities:

•
overseeing, reviewing and evaluating our financial statements, the audits of our financial statements, our accounting and financial reporting processes, the integrity of our financial statements, our disclosure controls and procedures and our internal audit functions;

•	appointing, compensating, retaining and overseeing our independent registered public accounting firm;

•	pre-approving permissible audit, audit-related, and non-audit services to be performed by our independent registered public accounting firm, if any, and the fees to be paid in connection therewith;

•	providing oversight of the Company's management of risks associated with the Company and its operations;

•
reviewing and recommending to the Board whether to approve material related party transactions involving, or related to, or with a, director and reviewing and approving all other non-material related party transactions;

•	overseeing our compliance with legal and regulatory requirements and compliance with ethical standards adopted by us;

•	establishing and maintaining whistleblower procedures;

•	evaluating periodically our Code of Ethics;

•	evaluating periodically the charter for the Audit Committee and recommending changes to the Board; and

•	conducting an annual self-evaluation.

The Audit Committee is authorized by its charter to retain, compensate and evaluate consultants and outside counsel necessary to carry out its duties without consulting with or obtaining the approval of the Board or any officer of the Company. In 2012, the Audit Committee did not retain any consultants or outside counsel. The Audit Committee relies on the information provided by management and the independent registered public accounting firm. The Audit Committee does not have the duty to plan or conduct audits or to determine that the Company's financial statements and disclosures are complete and accurate.

Audit Committee Pre-Approval Policy. To provide for the independence of our independent accountants and to comply with applicable securities laws, the NYSE's listing standards, and the Audit Committee charter, the Audit Committee is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by our independent registered public accounting firm. For that purpose, the Audit Committee has established a policy and related procedures regarding the pre-approval of all audit, audit-related, and non-audit services to be performed by our Company's independent registered public accounting firm, or the Pre-Approval Policy.

The Pre-Approval Policy provides that our Company's independent registered public accounting firm may not perform any audit, audit-related, or non-audit service for the Company, subject to those exceptions that may be permitted by applicable law, unless: (1) the service has been pre-approved by the Audit Committee; or (2) the Company engaged the independent registered public accounting firm to perform the service pursuant to the pre-approval provisions of the Pre-Approval Policy. In addition, the Pre-Approval Policy prohibits the Audit Committee from pre-approving certain non-audit services that are prohibited from being performed by our Company's independent registered public accounting firm by applicable securities laws.

The Audit Committee may designate one or more member of the Audit Committee to whom it delegates its pre-approval responsibilities and such designate(s) must present any pre-approval decisions to the Audit Committee at the next meeting of the Audit Committee. The Audit Committee or the delegate(s) shall make certain that any such approved non-audit services are appropriately disclosed in the Company's periodic reporting with the SEC as required by applicable law. During 2012, the Audit Committee did not delegate its pre-approved responsibilities.

The Audit Committee met thirteen times in fiscal year 2012. A copy of the Audit Committee Charter adopted by the Board can be found on our website at www.metropcs.com under the “About Us” tab, then selecting “Investor Relations” and then “Corporate Governance."
Audit Committee Report.    In the performance of its oversight responsibilities, the Audit Committee (1) reviewed and discussed with management the Company's audited financial statements for the fiscal year ended December 31, 2012; (2) discussed with the Company's independent registered public accounting firm the matters required by the auditing standards of the Public Company Accounting Oversight Board, or PCAOB, including those required by PCAOB AU 380, Communications with Audit Committees; (3) received the written disclosures and the letter from the Company's independent registered public accounting firm required by PCAOB Ethics and Independence Rule 3526, Communications with Audit Committee Concerning Independence; and (4) discussed with the Company's independent registered public accounting firm any relationships that may impact their objectivity and independence and satisfied itself as to the firm's independence.

Company management is responsible for the assessment and determination of risks associated with the Company's business, financials, operations and contractual obligations. The Committee together with the Board, are responsible for oversight of the Company's management of risks. As part of its responsibilities for oversight of the Company's management of risk, the Committee has reviewed and discussed the Company's enterprise-wide risk assessment, and the Company's policies with respect to risk assessment and risk management, including discussions of individual risk areas as well as an annual summary of the overall process.

The Committee has discussed with the Company's Internal Audit Department and its independent registered public accounting firm the overall scope of and plans for their respective audits. The Committee regularly meets with the head of the Company's Internal Audit Department, and representatives of the independent registered public accounting firm, in regular and executive sessions, to discuss the results of their examinations, the evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting and compliance programs.

Management is responsible for the Company's financial reporting process, including establishing and maintaining adequate internal financial controls and the preparation of the Company's financial statements. The Company's independent registered public accounting firm is responsible for performing an independent audit of the Company's consolidated financial statements and expressing an opinion on the conformity of the Company's audited financial statements with U.S. generally accepted accounting principles. The Company's independent registered public accounting firm also is responsible for performing an independent audit of the effectiveness of the Company's internal controls over financial reporting and issuing a report thereon. We rely, without independent verification, on the information provided to us and on the representations made by management and the Company's independent registered public accounting firm. Based on the review and discussion and the representations made by management and the Company's independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements for the fiscal year ended December 31, 2012 be included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

The Audit Committee:

W. Michael Barnes, Ph.d., Chairman
John (Jack) F. Callahan, Jr.
James N. Perry, Jr.

The material contained in this Audit Committee Report does not constitute soliciting material, is not deemed filed with the SEC, and is not incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, whether made on, before, or after the date of this Proxy Statement and irrespective of any general incorporation language in such filing, except to the extent that the Company specifically incorporates the Audit Committee Report by reference therein.
Nominating and Corporate Governance Committee.    The members of our Nominating and Corporate Governance Committee are Messrs. James N. Perry, Jr. as Chairman, C. Kevin Landry, and Arthur C. Patterson, each of whom has been affirmatively determined by our Board to be independent in accordance with applicable rules and laws, our Corporate Governance Guidelines, and the listing standards of the NYSE. The responsibilities of the Nominating and Corporate Governance Committee include, among other responsibilities:

•
assisting in the process of identifying, recruiting, evaluating, qualifying and nominating candidates for membership on our Board and the committees thereof consistent with criteria approved by the Board;

•	annually presenting to the Board a list of nominees recommended for election to the Board at the annual meeting of stockholders;

•	developing processes regarding the consideration of director candidates recommended by stockholders and stockholder communications with our Board;

•	review and recommend whether individuals serving on the board or any committees are qualified to serve, satisfied eligibility requirements and the Company's and NYSE independence requirements;

•
reviewing certain material related party transactions involving or related to a director and recommending to the Board whether approval of such transaction would cause a director not to be independent or not to be an outside director under our Corporate Governance Guidelines, the listing standards of the NYSE, or applicable law;

•	reviewing and recommending to the Board the formation or dissolution of any committee of the Board and developing, reviewing, and recommending charters for committees of the Board;

•	to recommend to the Board the annual voting and record date for the annual meeting of stockholders of the Company;

•	conducting an annual self-evaluation and assisting our Board and our other committees of the Board in the conduct of their annual self-evaluations;

•	developing and recommending corporate governance principles; and

•	review the Company's position and practices on significant issues of corporate public responsibility.

The Nominating and Corporate Governance Committee is authorized by its charter to retain, compensate, evaluate and terminate consultants, including search firms retained to identify candidates for the Board and outside counsel necessary to carry out its duties, without consulting with or obtaining the approval of the Board or any officer of the Company, but did not do so in 2012. It may also form and delegate authority to subcommittees of the Nominating and Corporate Governance Committee, but did not do so in 2012.

The Nominating and Corporate Governance Committee met two times in fiscal year 2012. A copy of the Nominating and Corporate Governance Committee Charter adopted by the Board can be found on our website at www.metropcs.com under the “About Us” tab, then selecting “Investor Relations” and then “Corporate Governance.”
Compensation Committee.  The members of our Compensation Committee are Messrs. C. Kevin Landry, as Chairman, W. Michael Barnes, and Arthur C. Patterson. Each of the members of the Compensation Committee has been affirmatively determined by our Board to be independent in accordance with applicable rules and laws, our Corporate Governance Guidelines, and the listing standards of the NYSE and to be “outside directors” under section 162(m) of the Code.

In June 2012, the SEC issued final Rule 10C-1 which implements Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or the Dodd-Frank Act, relating to compensation committee member independence and compensation committee consultants. Rule 10C-1 requires each member of a listed issuer's compensation committee be independent and exchanges are required to consider relevant factors to determine independence including, but not limited to: a director's source of compensation, including any consulting, advisory or compensation fees paid by the issuer; and whether a director is affiliated with the issuer, a subsidiary of the issuer, or an affiliate of a subsidiary of an issuer. Exchanges were also required to adopt rules to effectuate the Compensation Committee member independence requirements of the Dodd-Frank Act. The Compensation Committee is required to consider the following in making such an independence assessment as to its consultants and advisers:

•	the provision of other services to the issuer by the person that employs the compensation consultant, legal counsel or other adviser;

•
the amount of fees received from the issuer by the person that employs the compensation consultant, legal counsel or other adviser, as a percentage of the total revenue of the person that employs the compensation consultant, legal counsel or adviser;

•	the policies and procedures of the person that employs the compensation consultant, legal counsel or other adviser that are designed to prevent conflicts of interest;

•	any business or personal relationship of the compensation consultant, legal counsel or other adviser with a member of the compensation committee;

•	any stock of the issuer owned by the compensation consultant, legal counsel or other adviser; and

•	any business or personal relationships between the executive officers of the issuer and the compensation adviser or the person employing the adviser.

The SEC notes that the six factors should be considered in their totality and that no one factor should be viewed as a determinant factor of independence, but the SEC did not consider it necessary to provide that instruction in the Rule.

In October 2012, the NYSE submitted proposed rules to the SEC setting forth the factors it would use to determine independence for compensation committee members and compensation advisers, which the NYSE subsequently amended. The NYSE proposed rules would require a compensation committee member meet both the existing bright-line NYSE independence requirements, but also to examine the two factors enumerated in SEC Rule 10C-1. In addition, the NYSE proposed that compensation committee members can be deemed independent even if they own stock in the listed company, and that receipt of director fees for service on a board will not preclude a director from being deemed independent for purposes of serving on the compensation committee. Finally, the NYSE proposed that the new independence standards for directors serving on the compensation committee would be effective for large accelerated issuers, such as ourselves, at the first annual meeting after January 15, 2014, or October 31, 2014. The NYSE also proposed listing company rules which mirror the SEC independence requirements for consultants and advisers to the compensation committee. These rules will be effective on July 1, 2013. The SEC approved the NYSE proposed rules in January 2013.

We are currently evaluating the new SEC and NYSE rules and their effect on the composition of our compensation committee.

The responsibilities of the Compensation Committee include, among other responsibilities:

•	developing and reviewing general policy relating to compensation practices, compensation and benefits;

•	reviewing and evaluating the compensation discussion and analysis prepared by management and recommending its adoption by the Board;

•
reviewing and approving the corporate goals and objectives relevant to the compensation of the Chief Executive Officer, evaluating the performance of the Company's Chief Executive Officer and reviewing and making recommendations to our Board concerning the agreements, plans, benefits, policies and programs of the Company to compensate our Chief Executive Officer, our non-employee directors and our other corporate officers, including the named executive officers;

•
administering our long-term incentive plans, including awarding options to acquire Common Stock of the Company, or options, and restricted stock for non-officers subject to guidelines approved by the Board and recommending the award of options and restricted stock to the Company's officers and directors;

•
act as plan administrator for the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Compensation Plan, or 2004 Plan, and the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan, or 2010 Plan and provide oversight of the 401(k) plan;

•	preparing an executive compensation report for publication in our annual Proxy Statement;

•	deciding whether to retain a compensation consultant and establishing and administering a policy to ensure that compensation consultants and other advisors are independent;

•	conducting an annual self-evaluation;

•	review annually plans for succession of senior officers; and

•	review and recommend submission of executive compensation matters to the Company's stockholders, including advisory votes on executive pay.

The Compensation Committee is authorized by its charter to retain, compensate, evaluate and terminate consultants, including compensation consultants, and outside counsel necessary to carry out its duties without consulting with or obtaining the approval of the Board or any officer of the Company. It also may form and delegate authority to subcommittees of the Compensation Committee, but did not do so in 2012. In 2012, the Compensation Committee employed Mercer (a wholly owned subsidiary of Marsh & McLennan Companies, Inc.), a well recognized employee benefits and compensation consulting firm, to assist the Committee in evaluating executive compensation and benefits. At the request of the Compensation Committee, a consultant from Mercer attended the Compensation Committee meetings where executive officer compensation was discussed and provided information, research and analysis pertaining to executive compensation and benefits as requested by the Compensation Committee. Mercer also updated the Compensation Committee on market trends and made recommendations for establishing the market values of compensation for the executives of our Company. Mercer was the compensation consultant used by the Compensation Committee to evaluate and recommend the compensation and benefits provided to the Chairman and Chief Executive Officer and the Named Executive Officers for fiscal year 2012. Mercer did not perform any services for the Company during 2012 other than providing services to the Compensation Committee. The Compensation Committee is in the process of evaluating Mercer under the new NYSE independence factors.

The Compensation Committee sets compensation levels based on the skills, experience and achievements of each executive officer, taking into account the market rates recommended by its compensation consultant and the compensation recommendations by the Chief Executive Officer, except with respect to his own position. The Compensation Committee believes that input from both management and its consultant provides useful information and points of view to assist the Compensation Committee in determining the appropriate compensation.

The Compensation Committee met seven times in fiscal year 2012. A copy of the Compensation Committee Charter adopted by the Board can be found on our website at www.metropcs.com under the “About Us” tab, then selecting “Investor Relations” and then “Corporate Governance.”

Compensation Committee Interlocks and Insider Participation.  During the fiscal year ended December 31, 2012, the Compensation Committee was composed of C. Kevin Landry, as Chairman, W. Michael Barnes, and Arthur C. Patterson. During 2012, there were no compensation committee interlocking relationships or interlocking directorships.
Compensation Committee Report. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Company management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K and such other filings with the Securities and Exchange Commission as may be appropriate.
Submitted by the Compensation Committee of the Board of Directors:
C. Kevin Landry, as Chairman
W. Michael Barnes
Arthur C. Patterson

The material contained in this Compensation Committee Report does not constitute soliciting material, is not to be deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made on, before, or after the date of this annual report and irrespective of any general incorporation language in such filing.
Finance and Planning Committee.  The members of our Finance and Planning Committee are Messrs. Arthur C. Patterson, as Chairman, C. Kevin Landry and James N. Perry, Jr. The responsibilities of the Finance and Planning Committee include, among other responsibilities:

•	reviewing potential mergers, acquisitions or other significant transactions;

•	the overseeing the financial matters of importance to the Company, including monitoring our present and future capital requirements and business opportunities;

•
the reviewing and making recommendations relating to the Company's annual and long term financial plans and the Company's performance against its annual cash performance award criteria, the Company's financial objectives, strategies, and capital structures, major investments, restructurings, joint ventures and mergers, the offering of debt or equity securities for the borrowings of the Company;

•	the reviewing and providing guidance to the Board and Company management about all proposals regarding major financial policies of the Company;

•
he advising senior management on the organizational structure and human resource matters for the Company, including making recommendations to our Board regarding appointments of persons to be officers of the Company and evaluating and designing management succession plans of the Company;

•	provide input to the Audit Committee regarding the Company's policies with respect to enterprise risk assessment and enterprise risk management; and

•	the conducting an annual self-evaluation.
The Finance and Planning Committee is authorized to retain outside counsel, advisors, or other experts or consultants, as it deems appropriate in its sole discretion without consulting with or obtaining the approval of any officer of the Company, but it did not do so in 2012. It may also form and delegate authority to subcommittees of the Finance and Planning Committee, but did not do so in 2012.

The Finance and Planning Committee met three times in fiscal year 2012. A copy of the Finance and Planning Committee Charter adopted by the Board can be found on our website at www.metropcs.com under the “About Us” tab, then selecting “Investor Relations” and then “Corporate Governance.”
Compensation of Directors

Non-employee independent members of our Board are eligible to participate in our Third Amended and Restated Non-employee Director Remuneration Plan, or non-employee director remuneration plan, under which such directors receive compensation for serving on our Board. Directors who are employees do not receive any additional compensation in respect of their services as directors. The objectives for our director compensation are to remain competitive with the compensation paid to directors of comparable publicly held and traded companies while adhering to corporate governance best practices with respect to such compensation, and to reinforce our practice of encouraging stock ownership.

The Company's non-employee director remuneration plan provides:

•
an annual retainer of $40,000, plus $10,000 if such member serves as Chairman of the Finance and Planning, Compensation or the Nominating and Corporate Governance Committee of the Board, and $30,000 if such member serves as the Chairman of the Audit Committee of the Board, which amounts shall be paid in cash;

•
an initial grant of 33,600 options to purchase our Common Stock upon becoming a member of the Board, with an exercise price equal to the Common Stock's closing price on the NYSE on the date of grant, which vests over three years in a series of 36 successive equal monthly installments beginning after the date of grant;

•
an annual grant of 16,800 options to purchase our Common Stock, with an exercise price equal to the Common Stock's closing price on the NYSE on the date of grant, which vests over three years in a series of 36 successive equal monthly installments beginning after the date of grant;

•
an annual grant of 6,000 shares of restricted stock that vests over three years with such restricted stock award vesting upon completion of each quarter of service, in a series of twelve (12) successive equal quarterly installments beginning three months after the grant date; and

•	$2,000 for each Board meeting and committee meeting attended in-person and $1,000 for each telephonic meeting of the Board and committee meeting attended telephonically.

The following table sets forth certain information with respect to our non-employee director compensation during the fiscal year ended December 31, 2012.

2012 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(2)	Option Awards(1)(2)	Total
W. Michael Barnes	$123,500	$57,300	$81,490	$262,290
John (Jack) F. Callahan, Jr.	$84,500	$57,300	$81,490	$223,290
C. Kevin Landry	$91,500	$57,300	$81,490	$230,290
Arthur C. Patterson	$93,500	$57,300	$81,490	$232,290
James N. Perry, Jr.	$112,500	$57,300	$81,490	$251,290
————————————

(1)
The value of the option awards is determined using the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718 (Topic 718, “Compensation – Stock Compensation”). These amounts reflect the Company's accounting expense and do not correspond to the actual value that will be realized by the directors. See Note 13 to the Consolidated Financial Statements included in this annual report on Form 10-K for the year ended December 31, 2012 regarding assumptions underlying valuation of equity awards.

(2)
The following summarizes the grant date fair value of each award granted during 2012, computed in accordance with ASC 718, as well as the aggregate shares under stock awards, and the aggregate shares underlying option awards held by each non-employee director as of December 31, 2012:

Name	Grant Date	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value ($)
W. Michael Barnes(a)	2/7/2012		16,800	$9.55	$81,490
	2/7/2012	6,000		—	$57,300
John (Jack) F. Callahan, Jr.(b)	2/7/2012		16,800	$9.55	$81,490
	2/7/2012	6,000		—	$57,300
C. Kevin Landry(c)	2/7/2012		16,800	$9.55	$81,490
	2/7/2012	6,000		—	$57,300
Arthur C. Patterson(d)	2/7/2012		16,800	$9.55	$81,490
	2/7/2012	6,000		—	$57,300
James N. Perry, Jr.(e)	2/7/2012		16,800	$9.55	$81,490
	2/7/2012	6,000		—	$57,300

(a)	Mr. Barnes held options to purchase 326,487 shares of Common Stock and 7,500 shares of restricted stock subject to vesting as granted under our Equity Plans.

(b)	Mr. Callahan held options to purchase 100,800 shares of Common Stock and 7,500 shares of restricted stock subject to vesting as granted under our Equity Plans.

(c)	Mr. Landry held options to purchase 48,068 shares of Common Stock and 7,500 shares of restricted stock subject to vesting as granted under our Equity Plans.

(d)	Mr. Patterson held options to purchase 99,934 shares of Common Stock and 7,500 shares of restricted stock subject to vesting as granted under our Equity Plans.

(e)	Mr. Perry held options to purchase 279,000 shares of Common Stock and 7,500 shares of restricted stock subject to vesting as granted under our Equity Plans.
Item 11. Executive Compensation
Executive Summary
Overview
This Compensation Discussion and Analysis, or CD&A, describes our executive compensation program for 2012. We use this program to attract, motivate, and retain the executives who lead our business. In particular, this CD&A explains how the Compensation Committee of the Board made its compensation decisions for our executives, including our named executive officers, or Named Executive Officers or NEOs, for 2012. Our NEOs for 2012 are: our Chairman and Chief Executive Officer, Mr. Roger D. Linquist; our President and Chief Operating Officer, Mr. Thomas C. Keys; our Vice Chairman and Chief Financial Officer, Mr. J. Braxton Carter; our Vice Chairman, General Counsel and Secretary, Mr. Mark A. Stachiw; and our Senior Vice President, Human Resources, Mr. Dennis T. Currier.
Our Compensation Highlights for 2012

In 2012, we realigned the short-term incentive targets for several of the named executive officers based on our annual market analysis to maintain our desired compensation philosophy. The Company did not change its executive compensation philosophy of paying for performance; we retained the same group of peer companies as a guide in establishing our executive compensation programs; the Compensation Committee used the same compensation consultant as in 2011; the Compensation Committee used the same annual cash performance award criteria in 2012 as 2011; and we retained the same Company/Team and individual component breakdown for our annual cash performance awards. The same percentage of base salary for our annual cash performance awards targets was maintained in 2012 as 2011, except that with respect to our President & Chief Operating Officer and Chief Financial Officer and Vice Chairman we increased the percentage of base salary by 5%. In addition, we made long-term equity grants based on the same criteria for the Named Executive Officers in 2012 as 2011. In 2012, we increased the base salary of our CEO by 8.6% and the three next highest NEOs by 5.4%, effective February 11, 2012.
The following table shows the percentage of change of each element of our compensation mix for each of our Named Executive Officers from 2011 to 2012. See more detailed discussion below regarding the basis for these changes and the “2012 Summary Compensation Table” above for the corresponding amounts attributable to each element for each of the Named Executive Officers.

Percentage Change in Compensation from 2011 to 2012

Element	CEO	President & COO	Vice Chairman/CFO	Vice Chairman/General Counsel and Secretary	SVP/HR
Salary(1)	8.6%	5.4%	5.4%	5.4%	7.4%
Stock Awards(2)	(33.7)%	(33.7)%	(30.0)%	(33.7)%	(33.7)%
Option Awards(2)	(25.8)%	(25.8)%	(24.1)%	(25.8)%	(44.1)%
Non-equity Incentive Plan Compensation(3)	(4.7)%	(2.3)%	(1.6)%	(7.7)%	7.0%
All Other Compensation(4)	2.0%	2.0%	2.0%	2.0%	0.0%
Total Compensation	(21.6)%	(20.9)%	(19.1)%	(20.1)%	(24.6)%

(1)	The merit based increase to base salary for 2012 was effective February 11, 2012.

(2)	The percentages are reflective of the Company's stock price being significantly lower on the grant date in 2012 versus the grant date in 2011. See "2012 Total Compensation Mix Analysis" below.

(3)
The Company/Team performance criteria payout percentage used in calculating non-equity incentive plan compensation was lower for 2012 at 84.0% versus 106.0% for 2011. See "Annual Cash Performance Awards" below.

(4)	Consists of the Company's 401(k) matching contribution for each NEO that elects to participate in the 401(k) Plan.

At our 2012 Annual Meeting of Stockholders, we submitted two non-binding, advisory proposals to our stockholders. The first was a proposal seeking approval of our executive compensation, or the Non-Binding Resolution on Executive Compensation. Over 94% of our stockholders voted in favor of a Non-Binding Resolution on Executive Compensation. After taking into consideration, among other things, the vote in favor of the Non-Binding Resolution on Executive Compensation, our Compensation Committee continued its objectives in the same manner as 2011 and did not make any material changes to the compensation program or the executive compensation program for 2012. The second non-binding, advisory proposal was on the frequency of the non-binding, advisory vote on executive compensation, or Frequency Vote. At our 2011 Annual Meeting of Stockholders, our Board recommended to our stockholders that they vote to hold the non-binding, advisory vote to approve executive compensation once every three years. A majority of the votes cast (excluding abstentions) for the Frequency Vote were in favor of holding the non-binding, advisory vote on executive compensation once every three years. After taking into consideration, among other factors, the resulting vote of the stockholders, the Board, consistent with the recommendation to stockholders, determined to hold the non-binding, advisory vote to approve executive compensation once every three years. Accordingly, the next non-binding advisory vote to approve executive compensation for the Company's named executive officers will be held at the Company's 2014 Annual Meeting of Stockholders. The next Frequency Vote will be held on or before the Company's 2017 Annual Meeting of Stockholders.
The Objectives of Our Executive Compensation Program
Our compensation program is designed to attract and retain highly skilled executives with an emphasis on pay for performance that is aligned with our stockholders' interests. Our Compensation Committee is responsible for establishing and administering our policies governing the compensation for our executive officers, including our Named Executive Officers. Our Compensation Committee is composed entirely of non-employee independent and outside directors. See “Corporate Governance - Board Committees - Compensation Committee.”
Our executive compensation programs are designed to achieve the following objectives:

•	Emphasize pay for performance;

•	Attract, retain and motivate talented and experienced executives in the highly competitive and dynamic wireless telecommunications industry;

•	Recognize, compensate and reward executives whose knowledge, skills and performance are critical to our success;

•
Align the interests of our executive officers with our stockholders by motivating executive officers to increase stockholder value and reward such executive officers when specific, measurable milestones are achieved;

•
Provide a competitive compensation package which is weighted heavily towards pay for performance, and in which total compensation is primarily determined by the achievement of specific, measurable Company/Team goals and individual goals, and the creation of stockholder value;

•	Ensure fairness among the executive officers by recognizing the contribution each executive officer makes to our success;

•	Encourage appropriate risk taking while discouraging behavior that may result in unnecessary or excessive risk;

•	Foster a shared commitment among executive officers by coordinating their Company/Team and individual performance goals in a meaningful and collaborative manner; and

•	Appropriately compensate our executives to manage our business to meet or exceed our long-range objectives and business goals.
Our Compensation Principles and Practices
Use of Competitive Data
The primary principle and objective of our compensation program is to align strategic goals of management and stockholders by motivating and rewarding executive officers on a pay for performance basis through a market-competitive pay package, which is derived from short and long term targeted performance measurements and objectives of the Company. Our Compensation Committee is responsible for developing and reviewing our compensation policies and program and in doing so utilizes external resources as well as a compensation consultant. For benchmarking purposes, our Compensation Committee has established a peer group of public companies to evaluate the competitiveness of the Company's compensation for its executive officers and to be used as a guide in setting compensation for newly hired executive officers. As a check against, and to supplement the peer group data, the Company also reviews each executive officer position with respect to the compensation databases of telecommunications companies and for comparable positions in comparably sized organizations, as well as the relationship, duties, and importance of each officer to the Company. We believe a competitive total compensation package is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us.
The Compensation Committee uses the market data derived from the peer group and the compensation databases as a guide in establishing the total compensation for each executive officer. However, we use the market data only as a check and guide and we independently view the total compensation of each executive officer against other officers and the relative duties and importance of the executive officer to the Company. We compare the total compensation for each of our executive officers, which consists of base salary, annual cash performance awards and long-term equity incentive awards, as well as our performance results, in relation to other companies in our industry of similar size in terms of revenue and market capitalization. The management of the Company, the Company's compensation consultant and the Compensation Committee's independent compensation consultant review the total compensation of both our peer group and a select database of additional representative companies to establish the market compensation for our executive officers. Mercer provided consultation services solely to and for the Compensation Committee in 2012.

We used the following market data as a guide in establishing our total compensation program for 2012. The market data was derived from the available Proxy Statement filings as of October 2011 from the listed public wireless telecommunications companies, representing our 2012 peer group, which we believe are comparable to us based on an estimated median full year gross revenue of $3.8 billion for 2011 and a median market capitalization of $3.5 billion as of October 27, 2011:

•	CenturyLink, Inc., formerly CenturyTel;

•	Charter Communications, Inc.;

•	Clearwire Corporation;

•	Frontier Communications Corporation;

•	Leap Wireless International Inc.;

•	Liberty Global, Inc.;

•	NII Holdings, Inc.;

•	NTELOS Holdings Corporation ;

•	TW Telecom Inc.;

•	United States Cellular Corporation; and

•	Windstream Corporation.

We believe that it is important to compare to a peer group of companies that are in the same industry as the Company and have revenue, three year revenue and Adjusted Earnings Before Interest, Depreciation and Amortization, or EBITDA, and Compounded Annual Growth Rate, or CAGR, comparable to the Company and to maintain it year over year to retain comparability. The industry, however, has been consolidating so there are fewer companies each year to use as a comparison and many of the companies in the industry have significantly larger revenues than the Company, are not publicly traded, or are not growing. For example, we previously have used Centennial Communications Corporation in our study, but it was acquired in 2009. We believe that the companies we use in establishing our total compensation for our executive officers are appropriate for the following reasons:

•	These companies are in the telecommunications and media industry;

•	The Company had revenues of $4.1 billion for 2010 and each company in the group represents a blend of revenues for the most recent fiscal year as of October 27, 2011;

•
The Company has three year revenue CAGR of 22% and almost all of the companies have positive three year revenue CAGR and several have a revenue CAGR ranging from 18-37% for the most recent fiscal year as of October 27, 2011; and

•	The Company has a three year EBITDA CAGR of 21% and almost all of the companies have positive three year EBITDA CAGR and a number have a three year CAGR of EBITDA between 11-37%.

Based on this peer group, the Company has annual revenues of 57% of the peer group, and is in the 83rd percentile for the three year revenue CAGR and the 90th percentile for the three year EBITDA CAGR.

Company versus Peer Group Metric Comparison1

	Revenue for the FYE as of 10/27/2011 ($ in millions)	Market Cap Value as of 10/27/2011 ($ in millions)

Peer Group Median	$3,798	$3,548
Company	$4,069	$3,522

Peer Group Percentile Positioning	Between 50th - 75th percentile	Approximately 50th percentile
________________________
1 Information included in Mercer's report "Review of Executive Compensation" dated November 1, 2011.

One of the goals of the Compensation Committee is to retain a consistent peer group from year to year. Maintaining a consistent peer group (excluding companies which no longer report) assists the Compensation Committee in making comparable analysis from year to year and avoiding anomalies which are introduced through changing peer groups. For 2011, the peer group was substantially the same as the peer group for the last three years. As Centennial Communications Corporation was acquired by AT&T in 2009, it was removed for the 2012 peer group.

We believe using a public peer group along with the select databases of other companies to evaluate the competitiveness of the Company's total compensation for executive officers provides the best approach in making sure that our compensation is competitive in the wireless telecommunications industry and is a best practice for setting incentive compensation. We believe that the public peer group of companies provides an appropriate reference point because they consist of similar organizations with similar revenues and enterprise valuations against which we compete for executive talent and from which we are most likely to draw new executives. Further, since the Company believes that the NEOs' total compensation is linked to Company revenue, having a peer group where the Company is at or near the median is important. We do not attempt to quantify or otherwise assign any relative weightings to any of our peer companies when benchmarking against them. We annually review the companies in our peer group and add or remove companies as necessary to ensure that our peer group comparisons are meaningful.

Published survey data includes surveys focused on the communications industry, including Mercer Benchmark Survey and Mercer Telecom Industry Survey, and was used primarily for those executive officer positions with insufficient peer proxy data. A sample list of telecommunications companies in such surveys include:

ALLTEL Wireless	Intelsat Global Service Corp.
Applied Signal Technology	Level 3 Communications
Asurion	nTELOS
AT&T, Inc.	Qualcomm
Brightstar Corporation	Qwest Communications International
Broadview Networks, Inc.	Radio One
CableVision Systems Corp.	Samsung Telecommunications America
CACI International, Inc.	Singapore Telecom USA
CenturyLink	Sirius XM Radio
Charter Communications	Sprint Nextel
Comcast Corporation	TDS Telecom
Cox Enterprises Inc.	Tellabs
Crown Castle International Corp	Time Warner Cable
DirectTV	T-Mobile USA
Dish Network	United States Cellular Corporation
Echostar Corporation	Verizon Communications
FPL Fibernet	Verizon Wireless
Integra Telecom	Vonage Holdings Corporation

For 2012, in order to properly analyze the industry data, the Company analyzed for each executive the compensation data gathered by the Company and the compensation consultants. Market comparisons for the NEOs focused on peer group comparisons that were supplemented with published survey data only when there was insufficient peer group comparison data.

We believe our executive compensation program is appropriate when considering our business strategy, our compensation philosophy, the competitive market pay data, the competitiveness of the wireless industry and the significant growth that we have achieved year over year. Further, many of our executive officers have a number of years of experience in both the communications industry and in senior management, which requires us to ensure that our executive compensation program is competitive with other companies that may try to recruit our executive officers.

The Decision Making Process

For each executive officer, we consider the following factors when establishing the executive's total compensation:

•
The nature of our business, the regulatory, legal and financial environment in which we operate and our business need for the executive officer's skills, as well as the business need for the executive by our peer group of companies;

•	The value of the overall experience and professional expertise that the executive officer affords to the broader goals and long-term objectives of our business;

•	The contributions that the executive officer has made relative to our success;

•	The relationship and contributions of our executive officers working together as a team to execute our overall business strategy;

•
The relationship of our executive officers' pay to the median pay for their position with a view toward having executives reach the median for their pay within several years of being in the position commensurate with individual performance;

•	The transferability of the executive officer's experience and managerial skills to other potential employers, particularly in the communications industry; and

•	The readiness of the executive officer to assume a more significant role with our Company or another potential employer.

We believe these factors are appropriate because they allow the Company to balance the experience, talent and skills of the executive with other factors in order to attract and retain the executives needed to be successful. While we consider each of these factors, no factor is given greater importance than any other factor.

The Company uses a performance evaluation system established at the beginning of the fiscal year to determine the executive officer's performance against established target performance goals and criteria, which is used to determine an executive's total compensation for the year. The Company performance goals and criteria are based on the Company's strategic and operational business plan. Our compensation program places significant emphasis on pay for performance against these annually established performance goals. Further, the Board establishes for the CEO, and the CEO establishes for each executive officer, other than himself, individual goals and objectives throughout the year as business needs dictate which the Compensation Committee then reviews. Based on the executive's individual performance for the year against these individual performance goals, his supervisor or the Board determines an appropriate base salary within a base salary range designated for such executive's position based on a number of factors outlined in “Base Salary” below, which salary range is targeted to be centered around the market median for base salary. An executive's individual performance rating also is used to determine the amount paid in connection with the individual component of his annual cash performance award. If an executive officer exceeds his individual goals, he could be compensated up to twice the target payment amount for the individual component, and for performance which meets his individual goals, he could be paid an amount in a range centered on the target payment amount for the individual component, and for performance under his individual goals, he could be paid nothing. Along with various other factors noted in “Long-term Equity Incentive Compensation” below, an executive's individual performance rating for the prior year also is used to determine the amount of an executive's annual long-term equity incentive award. Such annual long-term equity incentive award is targeted at median of market for performance that meets an executive's individual goals and up to an award at the 90th percentile level for exceptional performance. Although in all established programs setting forth compensation philosophy, objectives and guidelines, the actual resulting compensation realized by an executive from year to year remains subject to varying factors that could result in a shift, either up or down, in the resulting compensation to such employees, including the NEOs. In addition to other relevant factors that the Compensation Committee reviews in its assessment and approval of compensation each year, such as seeking to balance executive compensation among all the executive management team based on the resulting compensation for the year, some of these factors, such as current market fluctuations, economic conditions, industry trends, increased competition and future regulatory rulings or changes in regulation, are outside the control of the Company and our executives. Since 2009 the Company has utilized at the Compensation Committee's request a Shareholder Value Transfer methodology, or SVT, whereby the Company reserves approximately 1.5% of average outstanding shares (the “equity pool”) for annual equity grants, new hire and promotion equity grants and any off-cycle equity grants approved by the Board for all employees, including all officers (including the NEO's), directors, employees and new hires. Further, the Compensation Committee has established a goal of granting the equity pool of the Company to all employees with only up to 30% being awarded to the four highest compensated NEOs. While the Compensation Committee can depart from these targets, and has done so in some instances, these targets can cause the total compensation to vary widely from year to year based on the price of the Company's Common Stock. We believe that our pay philosophy provides the necessary balance and focus for the Company and its executives and incents and rewards the executives if the Company grows and succeeds as measured against its strategic, operational and financial plans, while at the same time providing a balanced competitive compensation package.

Based in part on this process and the recommendations from our Chief Executive Officer and other considerations discussed below, the Compensation Committee reviews and recommends to the Board the annual total compensation package of our executive officers. The Compensation Committee evaluates our Chief Executive Officer's performance in light of the compensation goals and objectives established for the Chief Executive Officer. The Compensation Committee also reviews the annual performance of each officer related to the Chief Executive Officer and considers the recommendations of the related person's direct supervisor with respect to their individual performance rating, their base salary, targets for and payments under our annual cash performance awards, and grants of long-term equity incentive awards. The Compensation Committee reviews and approves these recommendations with modifications as deemed appropriate by the Compensation Committee. Based on its evaluation, the Compensation Committee recommends to our Board the performance rating for such executive officer's base salary, annual cash performance and long-term equity incentive awards for each executive officer and the amount of the individual performance component for the prior year's annual cash performance award based on its assessment of their performance of such executives individual performance goals with input from the Compensation Committee's consultants.
2012 Total Compensation Mix Analysis

As a result of our corporate philosophy that our compensation program be aligned with stockholders' interest, a significant portion of our executives' total compensation is in the form of long-term equity incentive awards. The 2012 compensation mix for the CEO and the other named executive officers is as follows:

CEO Target Pay
13.9%
19.5%
66.6%
Median Base Salary % of 2012 Total Comp
Median Cash Perf Award % of 2012 Total Comp
Median LTI % of 2012 Total Comp

CEO Actual Pay
13.6%
21.2%
65.2%
Base Salary % of 2012 Total Comp
Cash Perf Award % of 2012 Total Comp
LTI % of 2012 Total Comp

Other 4 NEO's Target Pay
26.5%
21.1%
52.4%
Median Base Salary % of 2012 Total Comp
Median Cash Perf Award % of 2012 Total Comp
Median LTI % of 2012 Total Comp

Other 4 NEO's Actual Pay
20.1%
17.8%
62.1%
Base Salary % of 2012 Total Comp
Cash Perf Award % of 2012 Total Comp
LTI % of 2012 Total Comp

* Target pay is defined as the midpoint of each executive's base salary range plus each executive's target annual cash performance award plus the market 50th percentile long-term incentive award.

For 2012, our Chief Executive Officer received total compensation of approximately $7.04 million, which consisted of a base salary of $0.95 million, long-term equity incentive compensation with a value of approximately $4.60 million, including stock option awards valued as of the grant date using a Black Scholes valuation model, and an annual cash performance award payout of approximately $1.49 million. This is a decrease of $1.90 million, or 22%, from total compensation of approximately $8.94 million from 2011. This decrease reflects a significant decrease in the value of long-term incentive equity awards of 30% over 2011, based on a decline in the per share price from $14.40 per share on the the grant date of February 28, 2011 to $9.55 per share on the 2012 grant date, February 7, 2012. Because the number of shares in the equity pool is capped at approximately 1.5% of average shares outstanding each year the value of each individual's equity grant is highly dependent on the Company's stock price on the date of grant. Based on our market analysis, the base salary paid to our Chief Executive Officer for 2012 was in line with the market median base salary level for other communications companies of comparable size, total cash compensation was on par with the market median, and the long-term equity incentive award for our Chief Executive Officer for 2012 was on par with the market median percentile.

For 2012, our other four Named Executive Officers, as a group, received total compensation of approximately $9.33 million, which consisted of base pay of $1.87 million, long-term equity incentive compensation with a value of approximately $5.80 million, including stock option awards valued as of the grant date using a Black Scholes valuation model, and annual cash performance compensation of approximately $1.66 million. This reflects a decrease of $2.44 million, or 21%, from total compensation of approximately $11.77 million for 2011, which consisted of base salaries of $1.77 million, long-term equity incentive compensation with a value of approximately $8.30 million, and annual cash performance awards of approximately $1.70 million. Just like the CEO, the value of the equity of the other NEOs was lower in 2012 than 2011 because of the decline in the per share price of our Common Stock between the 2011 grant date and the 2012 grant date. The total compensation and elements thereof paid to each of our other Named Executive Officers during 2012 is set forth below in the 2012 Summary Compensation Table and the table entitled “2012 Grants of Plan-Based Awards.” See “Summary of Compensation - 2012 Summary Compensation Table and 2012 Grants of Plan-Based Awards.”
In addition, the base salary of the Chief Executive Officer was approximately 1.6 times the next highest paid named executive officer and the total cash compensation was approximately 2.1 times.
We also believe that our executive compensation meets our compensation philosophy of having a market-competitive pay package which is targeted at market median and pays out up to the 90th percentile for exceptional performance. Based against our peer group of companies, our 2012 executive compensation is as follows:

Target Compensation compared against Market 50th Percentile (Median)
	Peer Group Median Base Salary	Peer Group Median Total Annual Cash Compensation (1)	Peer Group Median Total Direct Compensation (2)
CEO	—%	(4)%	(0.8)%
Other 4 NEO's	(2.3)%	(1)%	1%

(1) Base Salary plus payouts of annual cash performance awards.
(2) Total Cash Compensation plus Black Scholes value of options granted in 2012 plus market value of restricted stock granted in 2012.
Our Executive Compensation Program
Overview of Elements of Our Executive Compensation Program

The elements of our executive compensation program are summarized in the table below, followed by a more detailed discussion of each element of our executive compensation program.

Element	Characteristics	Purpose
Base salary
Fixed annual cash compensation; all executives are eligible for periodic increases in base salary based on individual performance; targeted at the median market pay level of companies of comparable size in the communications industry.
Attract and retain executives by keeping our annual compensation competitive with the market for the skills and experience necessary to meet the requirements of the executive's role with us.

Annual cash performance awards
Performance-based annual cash compensation earned based on Company/Team performance criteria against target performance levels based on the Company's annual business plan and individual performance goals; targeted at median market pay levels with the potential for paying above the market median to a maximum of 200% of target for outstanding achievement and 0% of target for failure to meet the target objectives.

Motivate and reward for the achievement and over-performance of our critical financial, operational and strategic goals as well as individual performance goals. Amounts earned for achievement of target Company performance levels based on our annual budget approved by the Board is designed to provide a market-competitive pay package at market median pay levels and at above market median for outstanding performance achievement; potential for lesser or greater amounts are intended to motivate participants to achieve or exceed our financial and other performance goals with no reward earned if performance goals are not met.

Long-term equity incentive awards (stock options and restricted stock)
Long-term equity awards are generally granted with time based vesting with one-half of the value of such award in stock options which have value to the extent that the price of our Common Stock increases over time and one-half of the value in restricted stock granted at the full value; and targeted pay levels are awarded at the 50th percentile with the potential for above market grant up to the 90th percentile of market for exceptional performance.

Align interest of management with stockholders; motivate and reward management to increase the value of the Company stock over the long-term; attract and retain employees through the grant of full value restricted stock. Time based vesting of stock options and restricted stock based on continued employment facilitates retention; amount realized from exercise of stock options awards and restricted stock ownership increased stockholder value of the Company. Reward employees for Company and individual performance.

Retirement savings opportunity
Tax-deferred plan in which all employees can choose to defer compensation for retirement. Beginning January 1, 2009, we provided a 25% match on the first 4% of eligible compensation. Beginning on January 1, 2013, we began providing a 50% match on the first 4% of eligible compensation. We do not allow employees to invest these savings in our Common Stock.
Provide employees the opportunity and the incentive to save for their retirement. Account balances are affected by contributions and investment decisions made by the employee.

Element	Characteristics	Purpose

Health & welfare benefits	Fixed component. The same/comparable health & welfare benefits (medical, dental, vision, disability insurance and life insurance) are available to all full-time employees.	Provides benefits to meet the health and welfare needs of employees and their families.
Base Salary

Our executive officers, including the Named Executive Officers, are assigned to pay grades determined by comparing position-specific duties and responsibilities with the market pay data and the Company's internal structure. Each pay grade has a salary range with corresponding annual cash performance award and long-term equity incentive award opportunities, which is based on market pay and other factors. When establishing the base salary of any executive officer, we also consider business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive, the pay of other executive officers, and other factors. We believe this is a reasonable and flexible approach to achieving the objectives of the executive compensation program of appropriately determining the pay of our executives based on their skills, experience, and performance.

Based on its review of competitive market data, including peer group data, internal comparators among the officer positions, and other information management recommends to the Compensation Committee a salary target centered around the median market amount. We believe it is important that we target paying our executives at the minimum of the target base salary range for the given position and, based on the executive's performance rating, skills and experience in his role, accelerate or increase his base salary to the median of the range over time. Once the median of his base salary is reached, increases in the base salary will moderate depending on his individual performance through to the maximum of the range amount. The annual performance reviews of our executive officers are considered by the Compensation Committee when making decisions on setting base salary. As noted we consider the executive officer's current base salary in relation to midpoint pay levels so that for the same individual performance, an executive officer with the same performance generally will receive larger increases when below market median and smaller increases when at or above the market median. In determining appropriate compensation levels for our executive officers, including our Named Executive Officers, we annually review, among other things, changes (if any) in market pay levels, the contributions made or to be made by the executive officer, the performance of the executive officer, the increases or decreases in responsibilities and roles of the executive officer, the business needs for the executive officer, the marketability of managerial skills, the relevance of the executive officer's experience to other potential employers, the executive's salary in relationship to the minimum of his salary range and the pay of other executive officers, and the readiness of the executive officer to assume a more significant role with another organization.

Our Compensation Committee meets outside the presence of all of our executive officers, including the Named Executive Officers, to consider appropriate compensation for our Chief Executive Officer. For all other Named Executive Officers, the Compensation Committee meets outside the presence of all executive officers except our Chief Executive Officer, Senior Vice President of Human Resources and Vice Chairman, General Counsel and Secretary, each of whom recuses himself when the Compensation Committee discusses his compensation.

The base salaries paid to our Named Executive Officers are set forth in the 2012 Summary Compensation Table. For the fiscal year ended December 31, 2012, cumulative base salary paid in cash compensation to our Named Executive Officers was approximately $2.82 million, with our Chief Executive Officer receiving approximately $0.95 million, or approximately 33.6%, of that amount. The base salary of our CEO increased 8.6% over 2011 and the other three most highly compensated NEO's increased 5.4% effective as of February 11, 2012. We believe these increases are warranted given our performance. The base salaries for our NEO's which have been in their current position for several years is near the mid-point of the salary range and near the market median. We believe that the base salaries paid to our executive officers during 2012 achieve our executive compensation objectives, compares favorably to market pay levels and is within our target of providing a base salary near the market median, and achieving the objective of having a significant portion of each Named Executive Officer's salary based on Company and individual performance.
Annual Cash Performance Awards

Our executive compensation program emphasizes pay for performance. We believe that a substantial portion of each executive officer's compensation should be in performance-based pay. Annual cash performance awards are granted and earned under our 2010 Plan. Awards earned under the 2010 Plan are based on performance criteria that are aligned with our business strategy, operational goals, and financial plan and are recommended by the Compensation Committee and approved by the Board near the beginning of each fiscal year. We believe the annual cash performance awards granted under our 2010 Plan to our Named Executive Officers help focus their efforts on the Company's objectives and goals and reward the Named Executive Officers for annual operating results that help create value for our stockholders.

Performance is measured based on the achievement of specific, measurable Company/Team criteria and goals established by our Board relative to our Board approved annual business plan, operational and strategic goals and individual performance goals set by an executive's supervisor or, in the case of our Chief Executive Officer, the Board. The Company/Team performance goals and individual performance goals are established near the beginning of each year so that target attainment is not assured. The executive's supervisor, or the Board for our Chief Executive Officer, determines the individual performance component of the annual cash performance award within the guidelines established by the Company's review process and performance rating system. The attainment of payment for performance at the target level or above is not assured, will require strong company performance and significant effort on the part of our executive officers. In order to emphasize the importance of our annual cash performance award plan, we provide the opportunity for individual executive officers who exceed targeted performance levels to receive total cash compensation above the median of market pay levels.

Specifically, target incentive opportunities as a percentage of base compensation for the annual cash performance award are set to achieve payments near the market median, assuming our target business objectives are achieved. If the target level for the performance goals is exceeded, executives have an opportunity to earn maximum cash payment up to twice (or 200%) of the target amount. If the target values for the performance criteria are not achieved, executives may earn less or no award payments under the annual cash performance award program. The target values for the Company/Team performance criteria used in our annual cash performance awards are determined through our annual planning process, which generally begins in October before the beginning of our fiscal year and the individual performance measures for the individual component as set by the Board for the CEO and by the CEO for the other four NEOs. The minimum and maximum values for the Company performance metrics used to pay annual cash performance awards are based on a range centered on the budgeted value. If performance is less than the bottom of the range, no payments are made with respect to that performance metric and if performance is at or greater than the top of the range, the payout on such metric is capped at 200%. Payouts against the metrics are calculated on a straight line between the bottom of the range and the top of the range. The Compensation Committee believes that having a range centered on the budgeted value and capping the payout at the top of the range prevents the Named Executive Officers from engaging in behavior which would be against the Company's financial, operational and strategic goals because over performance on a metric is capped at 200%. Having no payout for results below the bottom of the range ensures a minimum level of performance has been met before there is any award on that metric. A business plan which contains annual financial, operational and strategic objectives is developed each year by management, reviewed and recommended by our Finance and Planning Committee, presented to our Board with such changes that are deemed appropriate by the Finance and Planning Committee, and is ultimately reviewed and approved by the independent directors on our Board with such changes that are deemed appropriate by the Board. The business plan objectives include our budgeted results for the annual cash performance award measures and include all of our performance criteria. The structure of the annual cash performance award program along with the weighting of each performance metric and the ratio of the Company/Team performance versus individual performance is reviewed by the Compensation Committee during the first quarter of the plan year to ensure that incentive opportunities are properly aligned with the overall business plan, operational objectives and the strategy of the Company and are presented to the independent directors on our Board for their approval.

Payment under the annual cash performance awards are determined at year-end based on our performance against the previously Board approved annual cash performance award performance criteria. The Compensation Committee also exercises discretion in adjusting awards based on its consideration of each executive officer's individual performance against his established individual performance goals and, for each executive officer other than the Chief Executive Officer, based on the annual performance review of such executive as communicated to the Compensation Committee by the Chief Executive Officer, and our overall performance during the year. The payments under the annual cash performance award for all executive officers, including the Named Executive Officers, are reviewed and recommended by our Compensation Committee for approval and ultimately are approved by the independent directors of our Board before being paid.

An executive officer's annual cash performance award payout is calculated based on the following formula:

	Company/Team payout portion	+	Individual payout portion
Annual Cash Performance Award Payout =	Base Salary x set performance award target % x Company's performance against its goals x 70%	+	Base Salary x set performance award target % x executive's achievement of individual performance goals x 30%

Example:
	■	Executive's base salary was $500,000 and he was in his position for the entire year
	■	Performance target award % for his level of employment is set at 75%
	■	Company performance goal results are 110%
	■	Individual executive's performance rating of excellent results in a corresponding 125% individual payout

Company/Team Performance Payout Portion =	$500,000 x 75% = $375,000 x 110% = $412,500 x 70% = $288,750
Individual Payout Portion =	$500,000 x 75% = $375,000 x 125% = $468,750 x 30% = $140,625
Total Payout =	$288,750 + $140,625 = $429,375
Annual Cash Performance Award Criteria
The following table describes the weighting of the individual measures as well as the financial measures used to determine payments to the Named Executive Officers for the fiscal year ending December 31, 2012 shown as a percentage of the total payment opportunity:

2012 Performance Award Criteria and Basis	All NEOs
Company/Team performance criteria	70%
• Gross Margin
• Adjusted EBITDA per average monthly subscriber
• Net Subscriber Additions
• Capital Expenditures per ending subscriber
• Discretionary Component
Individual performance	30%

The criteria above and percentage mix between individual and Company/Team performance criteria have remained the same since at least fiscal year 2009. The Compensation Committee believes that keeping the metrics and the percentage of Company/Team versus individual component the same from year to year fosters predictability and comparisons between fiscal years. Further, keeping the metrics and the percentages the same year over year allows for the Compensation Committee to determine whether the metrics and the percentages are appropriate based on analysis from year to year and whether such metrics are achieving the desired results. For example, in 2011, the Company/Team payout percentage was 106.0%, performance slightly above the Company/Team performance metrics. In 2012, however, the same metrics paid out at 84.0%, or significantly less than target, reflecting performance that was below target performance of the Company against the Company/Team metrics. This demonstrates that different levels of Company performance yield different payouts and that the payments under the annual cash performance awards are performance based.

The Company/Team component of the performance criteria above for the annual cash performance award for the executive officers is determined based on the Company's consolidated results against the performance goals recommended by the Compensation Committee from the Company's business plan and approved by the independent directors on the Board. For purposes of the annual cash performance award under the 2010 Plan, the following terms are defined or determined as follows:

•	Gross margin is defined as the Company's gross revenues less Enhanced 911 revenues, Federal Universal Service Fund revenues and the total cost of equipment;

•	Adjusted EBITDA per average monthly subscriber is determined by dividing the Company's Adjusted EBITDA by the sum of the average monthly number of customers during the year;

•	Net subscriber additions are determined by subtracting the number of customers on our networks at the beginning of the year from the number of customers on our networks at the end of the year;

•
Capital expenditures per ending subscriber is determined by dividing the total balance of property and equipment and microwave relocation costs at the end of the year by the total number of customers at the end of the year; and

•	Individual performance goals, such as achievement of strategic objectives and individual goals are set by an individual's supervisor and demonstration of compliance with our core values.

The performance criteria is designed to create incentives for the executive officers of our Company to grow the Company's subscribers and revenue while at the same time ensuring that the Company maintains strict cost control and that the Company's growth is profitable. The measures are also designed to give executive management of the Company the flexibility to respond to changes in market conditions. The measures also are designed to provide checks and balances so that any over-achievement on one performance measure may reduce the level of achievement on another performance measure. The gross margin measure is designed to reflect our strategy of developing new markets, growing top line revenue, and expanding our market share in existing markets. To ensure we efficiently develop and expand our markets, the Adjusted EBITDA per average monthly subscriber measure motivates our executives to manage our costs and to take into account the appropriate level of expenses expected with our growth in number of subscribers. The net subscriber additions measure is designed to incent our executives to continue to grow the total number of subscribers of the Company. The capital expenditures per ending subscriber measure is designed to ensure that the appropriate level of investment is being made in our networks consistent with our growth.

As noted above, the Company/Team performance criteria also have a discretionary component which is recommended by the Compensation Committee and approved by the Board at the end of the fiscal year. This component provides the Board with flexibility to consider factors other than financial, operational or strategic performance. The discretionary component provides recognition for contributions made to the overall growth or health of the business or other strategic initiatives and is intended to capture how the Company has performed in areas that are not quantified in the major metrics. Historically, the discretionary performance portion of the annual cash performance award has been set at the overall performance of the Company against the other financial/operational measures. For 2012, the discretionary performance portion was set at the overall Company performance level for the named executive officers.

The Compensation Committee and the Board have concluded that the actual targets and the relative weighting of the Company/Team component are confidential and proprietary and that a disclosure of such actual targets and relative weightings would cause the Company competitive harm by disclosing confidential and/or proprietary information about the Company's business, strategies, and operations and would signal the Company's strategic direction and focus.

Annual Cash Performance Award Opportunities Under the 2010 Plan

We have developed goals for our performance measures that would result in varying levels of annual cash performance award payments. If these goals are exceeded by a certain percentage, our executive officers have the opportunity to receive a maximum award equal to two times their target award, and if the goals are not achieved, our executive officers receive no payment. The target and maximum award opportunities for 2012 under the 2010 Plan were set based on competitive market pay levels and are shown as a percentage of annual base salary at corresponding levels of performance against our goals as shown in the following table:

2012 Annual Cash Performance Award Payment Level Based on Goal Achievement
Officer	Minimum Payment	At 100% (Target)	Maximum Payment

Chief Executive Officer	0% of base salary	140% of base salary	280% of base salary
President and Chief Operating Officer	0% of base salary	90% of base salary	180% of base salary
Vice Chairman and CFO	0% of base salary	80% of base salary	160% of base salary
Vice Chairman, General Counsel and Secretary	0% of base salary	75% of base salary	150% of base salary
Senior Vice President of Human Resources	0% of base salary	65% of base salary	130% of base salary

The annual cash performance award payments at target as percentage of a NEOs base salary remained the same from 2008 through 2011; however, based on market comparisons, the target percentage amounts approved by the Board for the President and Chief Operating Officer and the Vice Chairman and Chief Financial Officer were each increased by 5% to 90% and 80% of base salary, respectively. This increase was driven by an increase in the percentage of base salary of the peer group and the other market data used by the Company.

2012 Performance

We believe that attainment of payments under our annual cash performance award plan requires strong Company performance. For example, for 2012, in order to achieve a minimum payment under the 2010 Plan on each metric, the Company needed to substantially grow units in service, gross margin, and Adjusted EBITDA, and to manage capital expenditures.

Performance Year	Company/Team Performance Criteria Payout percentage
2009	58.7%
2010	192.9%
2011	106.0%
2012	84.0%

The actual payments under our annual cash performance awards made to our Named Executive Officers for the fiscal year ended December 31, 2012 are set forth in the 2012 Summary Compensation Table. The total payouts of the annual cash performance awards as a percentage of the total cash compensation for 2012 for each Named Executive Officer were approximately:

Officer	Annual Cash Performance Award Payout as a Percentage (%) of Total Cash Compensation
Chief Executive Officer	61%
President and Chief Operating Officer	50%
Vice Chairman and Chief Financial Officer	47%
Vice Chairman, General Counsel and Secretary	46%
Senior Vice President of Human Resources	42%

We believe that the payments under our annual cash performance awards made to our Named Executive Officers for the fiscal year ended December 31, 2012 were appropriately aligned with, and met, our executive compensation objectives.
For 2011, the Company/Team portion of the annual performance award was paid at 106.0% of target whereas with the performance in 2012, the same Company/Team portion was paid at 84.0%. We believe this demonstrates that our annual cash performance awards reflects our pay for performance philosophy as the payments for the 2012 annual cash performance awards for our executive officers were less than those paid in 2011 based on the Company's lower performance against the Company/Team performance criteria in 2012.
Clawback.  We have a policy for the adjustment or recovery of annual cash performance awards if performance measures upon which they are based are materially restated or otherwise adjusted in a manner that will reduce the size of an award or payment. This policy includes the return by any executive officer of any compensation based upon performance measures that require material restatement which are caused by such executive's intentional misconduct or misrepresentation.
Long-term Equity Incentive Compensation

Our long-term equity incentive program for 2012 provides for an award consisting of one-half of the value of the award in stock options to acquire our Common Stock, which requires growth in our Common Stock price in order for our executive officers to realize any value, and one-half of the value of the award in restricted stock, which will appreciate or decrease in value based on our stock price. This allocation is consistent with the approach we took in 2011. Other types of long-term equity incentive compensation may be considered in the future as our business strategy evolves.

We believe our long-term equity incentive awards align the interests of our executive officers to the interests of the stockholders. We select the amount of the award based on the long-term component of the competitive market data established through the peer group and selected other survey data. Equity incentive awards make up the long-term component of an executive's total compensation. Annual long-term equity incentive awards are targeted at the median level of market pay practices, with those individual executive officers who exceed targeted performance levels having the opportunity to receive grants above the market median up to, and in certain circumstances, in excess of the 90th percentile level.

An executive's individual performance determines what level of long-term equity incentive award he will receive. Based on an executive's individual performance and contributions to our overall performance, the 2012 annual long-term equity incentive awards granted to the Named Executive Officers ranged between just below the median and the 90th percentile. The President and Chief Operating Officer received an award just below the market median based on the Compensation Committee's recommendation to the Board. See the table entitled “2012 Grants of Plan-Based Awards” for the long-term equity incentive awards granted to the Named Executive Officers for 2012.

The Company utilizes a SVT methodology whereby approximately 1.5% of average outstanding shares are reserved for equity grants for all employees each year (including all officers, employees and new hires). This approach limits the number of shares available for grant to a set number each year and can vary in grant date value significantly depending upon the Company stock price on date of grant. For example, our annual awards 2012 grant price was $9.55 versus our annual awards 2011 grant price of $14.40. This 34% decrease was a key driver in the decrease of 2012 long-term equity incentive grant values being lower than 2011 levels.

The Compensation Committee also takes into consideration, among other things, the percentage of equity being awarded to the top four Named Executive Officers in comparison to the aggregate long-term equity incentive award made to all employees, the total dilution as a result of the long-term equity incentive award, and the retention value of existing long-term equity incentive awards.

Like our other pay components, long-term equity incentive awards are determined based on an analysis of competitive market levels. Each year the Compensation Committee works with its compensation consultant to evaluate the competitiveness of the long-term equity incentive structure to ensure that the program remains competitive in the market. Recommendations are reviewed by our Compensation Committee designated consultant, the Compensation Committee, and presented to our Board for approval. In addition, the Compensation Committee evaluates the retention value of existing long-term equity incentive awards and the awards realized by executive officers in prior long-term equity incentive awards. The long-term equity incentive amount is divided by the value of the stock equity award based on a Black Scholes valuation model at the time of grant for stock options and the grant date fair market value for restricted stock.

Long-term equity incentive awards were previously made pursuant to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc., as amended, or the 1995 Plan. Since late 2005 and thereafter, long-term equity incentive awards were made under our 2004 Plan, and since May 2011, such awards were made predominately under our 2010 Plan. The 1995 Plan terminated in November 2005 and no further awards can be made under the 1995 Plan, but all unexercised options granted before November 2005 remained outstanding in accordance with their terms. Under the 2004 Plan and 2010 Plan, repricing of awards is only allowable with stockholder approval. During 2011 and 2012, we did not reprice any awards.

Stock options granted under our 2004 Plan and our 2010 Plan have an expiration period of 10 years while options granted under the 1995 Plan have a term of between 10 and 15 years. Long-term equity incentive awards in the form of options are earned on the basis of continued service to us and generally vest over a period of one to four years, and for multi-year awards, generally beginning with one-fourth of the award vesting one year after the date of grant, and the balance pro-rata vesting monthly thereafter. See “Potential Payments upon Termination or Change in Control” below for a discussion of the change in control provisions related to stock options. The exercise price of each stock option granted in 2012 was based on the closing price of our Common Stock on the NYSE on the date of the grant.

Long-term equity incentive awards in the form of restricted stock are valued based on the Company's closing stock price on the date of grant. The restricted stock generally vests over four years with one quarter vesting on the first anniversary of the grant date of the award of restricted stock and the balance vesting pro-rata monthly or quarterly thereafter. The long-term equity incentive awards vesting schedule is based solely upon continued service by the employee. We believe time based vesting, is appropriate since our long-term equity incentive awards vest over a substantial period of time with no vesting occurring in the first year after grant. We believe this approximately links stockholders interests and executive interests without the need for performance-based vesting. See “Potential Payments upon Termination or Change in Control” below for a discussion of the change in control provisions related to restricted stock.

Historically the Board has granted annual long-term equity incentive awards at its regularly scheduled meeting in February or, if no meeting occurs during an open window in February, the date that is two business days following the release of financial and operational results for the fourth quarter of the year. In fiscal year 2012, the Board decided to modify our grant procedure to be more aligned with general market grant practices. Starting in fiscal year 2012 the Board has determined the appropriate practice for our Board is to make our annual long-term equity incentive award grant during their first meeting in February, which occurred on February 7, 2012.

While the vast majority of equity incentive awards granted to our executive officers have been made pursuant to our annual long-term equity incentive award program or in connection with their hiring or a promotion, the Compensation Committee retains discretion to make long-term equity incentive awards to executive officers at other times, including rewarding executive officers for exceptional performance, for retention purposes or for other circumstances recommended by management or the Compensation Committee.

For accounting purposes, we apply the guidance in ASC 718 (Topic 718, “Compensation - Stock Compensation”), or ASC 718, to record compensation expense for our grants of long-term equity incentive awards. ASC 718 is used to develop the assumptions necessary and the model appropriate to value the awards, as well as the timing of the expense recognition over the requisite service period, generally the vesting period, of the award. See Note 13 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K for the year ended December 31, 2012 for a more detailed discussion of these assumptions.

Executive officers recognize taxable income from long-term equity incentive awards in the form of stock options when a vested option is exercised. We generally receive a corresponding tax deduction for compensation expense in the year of exercise subject to any limitation under section 162(m) of the Code. For a more detailed discussion of section 162(m) limitations, see “Tax Deductibility of Executive Compensation” below. The amount included in the executive officer's wages and the amount we may deduct is equal to the Common Stock price when the stock options from a long-term equity incentive award are exercised, less the exercise price, multiplied by the number of stock options exercised. We do not pay or reimburse any executive officer for any taxes due upon exercise of a stock option or for the taxes due on vesting of restricted stock; however, we do allow all employees and executives to elect to have any taxes due on vesting of restricted stock be paid by the Company withholding restricted stock shares equal to the amount of taxes owed.
Comprehensive Benefits Package

We provide a competitive benefits package to all full-time employees, including the executive officers, that includes health and welfare benefits, such as medical, dental, vision care, disability insurance, life insurance benefits, and a 401(k) savings plan.

Perquisites

We have no structured executive perquisite benefits (e.g., club memberships or company vehicles) for any executive officer, including the Named Executive Officers, and we currently do not provide any deferred compensation programs or supplemental pensions to any executive officer, including the Named Executive Officers, except the Company's 401(k) program and match which are available to all full-time employees. As part of its sponsorship arrangements and otherwise, the Company occasionally is provided tickets to sporting, cultural and other events for use in connection with its business. On occasion, these tickets are provided to employees, including the Named Executive Officers, for personal use. There is no incremental cost associated with such use.

Retirement Savings Opportunity

All full-time employees with at least three months of service may participate in our 401(k) Retirement Savings Plan, or 401(k) Plan. Each employee may make before-tax contributions up to the current Internal Revenue Service limit of $16,500 for 2012. We provide this plan to help our employees save some amount of their cash compensation for retirement in a tax efficient manner. Beginning as of January 1, 2009, we began providing a 25% match each year of the first 4% of eligible compensation contributed by our employees, including our Named Executive Officers, to a 401(k) account. Beginning January 1, 2013, we increased the amount and began providing a 50% match each year of the first 4% of eligible compensation contributed by our employees, including our Named Executive Officers, to a 401(k) account. In addition, the 90-day eligibility waiting period was eliminated and employees are now eligible to participate in the 401(k) Plan immediately. The plan has a four year vesting schedule based on years of service with the Company, with 25% vesting each year. For fiscal year ended December 31, 2012, we made an aggregate $1,404,175 discretionary matching contribution to the 401(k) Plan for all employees, including the Named Executive Officers. We do not provide an option for our employees to invest in our Common Stock in the 401(k) Plan and we do not have an employee stock purchase program. Historically, the Company has had to return a portion of contributions made by certain highly paid employees, including certain executive officers and more specifically, Named Executive Officers, to our 401(k) Plan because we did not pass the non-discrimination test, or more specifically, the Average Deferral Percentage test, required by the Internal Revenue Service.

Health and Welfare Benefits

All full-time employees, including our Named Executive Officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Relocation Benefits

Newly hired or promoted executives may be provided with relocation benefits if the work location of the executive is more than 50 miles from their current residence or, if currently employed by the Company, their current work location. The executive is not required to return any relocation benefit received if he leaves the Company. For non-executive officers, if the employee leaves during the first year of employment, the employee is obligated to repay the relocation benefits. In 2012, we did not pay any relocation benefits to the Named Executive Officers.
Stock Ownership Guidelines

Currently we do not require stock ownership for our executive officers or directors nor has the Compensation Committee adopted stock ownership guidelines for our executive officers or directors. A significant portion of the compensation of each executive officer and director is based on long-term equity incentive awards in the form of stock options and restricted stock which vest over a period of four years, which we believe aligns the interests of our executive officers and directors with those of our stockholders and reduces the need for stock ownership requirements or guidelines. The Compensation Committee, however, does review the amount of previous equity awards and the amounts realized from previous equity awards in considering the amount of new equity grants. However, as part of our annual review of our compensation program, we may re-evaluate our position with respect to stock ownership guidelines in the future.
Securities Trading Policy

Our securities trading policy states that executive officers, including the Named Executive Officers, and employees may not purchase or sell puts or calls to sell or buy our stock, engage in short sales with respect to our stock, buy our securities on margin. In addition, pursuant to such policy, no employee or officer, including the NEO's, may engage in hedging transactions. In addition, our executive officers and directors are covered by the Policy on the Prevention of Insider Trading and Misuse of Confidential Information of MetroPCS Communications, Inc. and its Subsidiaries, or our Insider Trading Policy, and our Code of Ethics, both of which prohibit trading in our securities while in possession of material inside information or outside designated trading windows and the disclosure of material inside information to others that may buy or sell our securities. Our Insider Trading Policy permits employees, including officers, and directors to establish 10b5-1 trading plans. Certain of our officers and directors have established 10b5-1 trading plans and each of our Named Executive Officers has established a 10b5-1 trading plan.
Tax Deductibility of Executive Compensation

Limitations on deductibility of executive compensation may occur under section 162(m) of the Code, which generally limits the tax deductibility of compensation paid by a public company to its principal executive officer and the three most highly compensated executive officers, other than the principal executive officer and the principal financial officer, to $1 million in the year the compensation becomes deductible to the Company. There is an exception to the limit on deductibility for performance-based compensation if such compensation meets certain requirements.

A portion of our long-term equity incentive awards are in the form of restricted stock that are subject to time based vesting requirements and would not be considered performance-based compensation. We believe this is appropriate since our long-term equity incentive awards vest over a substantial period of time. We believe this appropriately links stockholder interests and our executive officer interests without the need for performance-based vesting.

Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. We believe that achieving our compensation objectives set forth above is more important than the benefit of tax deductibility and we reserve the right to maintain flexibility in how we compensate our executive officers that may result in limiting the deductibility of amounts of compensation from time to time. Further, we also believe on balance the benefits of using time based vesting outweigh the tax benefits of performance-based vesting. However, as part of our annual review of our compensation programs, we may re-evaluate our position in the relative benefit of tax deductibility and how we compensate our executive officers.

The rules and regulations promulgated under Section 162(m) are complicated, however, and subject to change from time to time, sometimes with retroactive effect. In addition, a number of requirements must be met in order for particular compensation to so qualify. As such, there can be no assurance that any compensation awarded or paid by the Company will be fully deductible under all circumstances.

Employment Agreements

The Company has historically not entered into employment agreements with its officers, including its Named Executive Officers, except for change in control agreements. See “Potential Payments Upon Termination or Change in Control - Change in Control Agreements.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of 10% or more of the Company's outstanding Common Stock to file reports concerning their ownership (Form 3) and changes in ownership (Form 4 and Form 5) of Company equity securities with the SEC. Based solely upon our review of such reports, the Company believes that all persons filed on a timely basis all reports required by Section 16(a), except that a late report was filed for Mr. Linquist reporting gifts totaling 25,000 shares in a prior year.
EXECUTIVE COMPENSATION
Our executive compensation policies and practices, pursuant to which the compensation set forth below in the 2012 Summary Compensation Table and the 2012 Grants of Plan-Based Awards Table was paid or awarded, are described above under “Compensation Discussion and Analysis.” Information regarding our Compensation Committee Interlocks and Insider Participation as well as the Compensation Committee Report is described and included under "Board and Board Committees." The following table sets forth certain information with respect to compensation for the years ended December 31, 2012, 2011 and 2010 earned by or paid to our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers, which are referred to as the Named Executive Officers:
2012 Summary Compensation Table

Name & Principal Position	Year	Salary	Stock Awards (6)	Option Awards (6)	Non-Equity Incentive Plan Compensation (7)	All Other Compensation (8)	Total
Roger D. Linquist CEO (1)	2012	$946,346	$2,101,000	$2,473,806	$1,488,100	$2,500	$7,011,752
	2011	$871,608	$3,168,000	$3,336,216	$1,560,900	$2,450	$8,939,174
	2010	$804,470	$1,560,650	$1,816,676	$2,119,400	$2,975	$6,304,171

Thomas C. Keys President and COO (2)	2012	$584,746	$955,000	$1,115,638	$589,000	$2,500	$3,246,884
	2011	$554,688	$1,440,000	$1,504,568	$602,900	$2,450	$4,104,606
	2010	$513,711	$1,401,400	$798,711	$821,700	$2,450	$3,537,972

J. Braxton Carter Vice Chairman/CFO (3)	2012	$538,000	$907,250	$1,042,879	$481,700	$2,500	$2,972,329
	2011	$510,299	$1,296,000	$1,373,736	$489,400	$2,450	$3,671,885
	2010	$472,615	$700,700	$422,847	$667,000	$2,184	$2,265,346

Mark A. Stachiw Vice Chairman/General Counsel and Secretary (4)	2012	$438,565	$525,250	$630,578	$368,100	$2,500	$1,964,993
	2011	$416,061	$792,000	$850,408	$399,000	$2,450	$2,459,919
	2010	$385,288	$445,900	$266,237	$543,800	$2,450	$1,643,675

Dennis T. Currier SVP of Human Resources (5)	2012	$308,269	$286,500	$339,542	$224,300	$—	$1,158,611
	2011	$287,043	$432,000	$607,802	$209,600	$—	$1,536,445
	2010	$256,856	$95,550	$—	$193,300	$—	$545,706

(1)	Roger D. Linquist resigned as our President in May 2011 and continues to serve as our Chief Executive Officer.

(2)	Thomas C. Keys was appointed as our President in May 2011 and continues to serve as our President and Chief Operating Officer.

(3)	J. Braxton Carter was appointed Vice Chairman in May 2011 and continues to serve as our Chief Financial Officer.

(4)	Mark A. Stachiw was appointed Vice Chairman in May 2011 and continues to serve as our General Counsel and Secretary.

(5)	Dennis T. Currier was hired in April 2009 and was promoted to Senior Vice President of Human Resources in May 2011.

(6)
The value of stock awards and option awards for 2012, 2011 and 2010 is determined using the aggregate grant date fair value computed in accordance with ASC 718. These amounts reflect the Company's accounting expense and do not correspond to the actual value that will be realized by the Named Executive Officer. See Note 13 to the Consolidated Financial Statements included in this annual report on Form 10-K for the year ended December 31, 2012 regarding assumptions underlying valuation of equity awards.

(7)
For 2012, the Company granted annual cash performance awards to executive officers pursuant to our 2010 Plan. The 2010 Plan provides annual cash performance awards based upon pre-established targets and maximum payouts approved by the Board at the beginning of each fiscal year. See “Compensation Discussion and Analysis - Our Executive Compensation Program - Annual Cash Performance Awards.” These amounts reflect the actual amount paid to each Named Executive Officer pursuant to annual cash performance awards under the 2010 Plan for the fiscal year ended December 31, 2012.

(8)	Consists of the Company's 401(k) matching contribution for each NEO that opts to participate.
2012 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2012 to the Named Executive Officers:

Name	Grant Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value (3)
		Threshold	Target	Maximum
Roger D. Linquist		$—	$1,337,000	$2,674,000
	2/7/2012					510,000	$9.55	$2,473,806
	2/7/2012				220,000		$—	$2,101,000
Thomas C. Keys		$—	$529,200	$1,058,400
	2/7/2012					230,000	$9.55	$1,115,638
	2/7/2012				100,000		$—	$955,000
J. Braxton Carter		$—	$432,800	$865,600
	2/7/2012					215,000	$9.55	$1,042,879
	2/7/2012				95,000		$—	$907,250
Mark A. Stachiw		$—	$330,750	$661,500
	2/7/2012					130,000	$9.55	$630,578
	2/7/2012				55,000		$—	$525,250
Dennis T. Currier		$—	$201,500	$403,000
	2/7/2012					70,000	$9.55	$339,542
	2/7/2012				30,000		$—	$286,500

(1)	The grants dated as of February 7, 2012 reflect the annual long-term equity incentive awards in the form of stock option grants and restricted stock awards to each Named Executive Officer.

(2)
The Company grants annual cash performance awards to executive officers pursuant to our 2010 Plan. The 2010 Plan provides annual cash performance awards based upon pre-established targets and maximum award payouts approved by the Board at the beginning of each fiscal year. Amounts shown are possible payouts under the 2010 Plan for the fiscal year ended December 31, 2012. See “Compensation Discussion and Analysis - Our Executive Compensation Program - Annual Cash Performance Award Opportunities under the 2010 Plan." The actual amount paid to each Named Executive Officer pursuant to annual cash performance awards under the 2010 Plan for the fiscal year ended December 31, 2012 is set forth in the 2012 Summary Compensation Table under the column titled “Non-Equity Incentive Plan Compensation.”

(3)
The grant date fair value of the restricted stock awards and the stock option awards for 2012 is determined using the fair value recognition provisions of ASC 718. These amounts reflect the Company's accounting expense and do not correspond to the actual value that will be realized by the Named Executive Officer. See Note 13 to the Consolidated Financial Statements included in this annual report on Form 10-K for the year ended December 31, 2012 regarding assumptions underlying valuation of equity awards.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth certain information with respect to all outstanding equity awards held by the Named Executive Officers as of December 31, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Roger D. Linquist	445,955	(3)	—		$7.13	8/3/2015	15,313	(14)	$152,211
	2,418	(4)	—		$7.15	12/30/2015	76,563	(18)	$761,036
	513,900	(7)	—		$7.15	3/14/2016	123,750	(20)	$1,230,075
	2,250,000	(8)	—		$11.33	12/22/2016	220,000	(23)	$2,186,800
	1,149,000	(10)	—		$23.00	4/18/2017	—		$—
	1,245,000	(12)	—		$16.20	3/7/2018	—		$—
	534,375	(13)	35,625	(13)	$14.43	3/4/2019	—		$—
	398,750	(17)	181,250	(17)	$6.37	3/4/2020	—		$—
	233,750	(19)	276,250	(19)	$14.40	2/28/2021	—		$—
	—		510,000	(22)	$9.55	2/7/2022	—		$—
Thomas C. Keys	177,750	(10)	—		$23.00	4/18/2017	7,813	(14)	$77,661
	400,000	(11)	—		$31.76	8/8/2017	68,750	(18)	$683,375
	565,120	(12)	—		$16.20	3/7/2018	56,250	(20)	$559,125
	276,562	(13)	18,438	(13)	$14.43	3/4/2019	100,000	(23)	$994,000
	111,562	(17)	79,688	(17)	$6.37	3/4/2020	—		$—
	105,416	(19)	124,584	(19)	$14.40	2/28/2021	—		$—
	—		230,000	(22)	$9.55	2/7/2022	—		$—
J. Braxton Carter	94,600	(9)	—		$11.33	12/22/2016	4,688	(14)	$46,599
	291,000	(10)	—		$23.00	4/18/2017	34,375	(18)	$341,688
	250,000	(12)	—		$16.20	3/7/2018	50,625	(20)	$503,213
	168,750	(13)	11,250	(13)	$14.43	3/4/2019	95,000	(23)	$944,300
	50,812	(17)	42,188	(17)	$6.37	3/4/2020	—		$—
	96,250	(19)	113,750	(19)	$14.40	2/28/2021	—		$—
	—		215,000	(22)	$9.55	2/7/2022	—		$—
Mark A. Stachiw	120,000	(5)	—		$5.47	12/28/2015	3,125	(14)	$31,063
	87,216	(6)	—		$7.15	9/21/2015	21,875	(18)	$217,438
	60,000	(7)	—		$7.15	3/14/2016	30,938	(20)	$307,524
	18,900	(7)	—		$7.15	3/14/2016	55,000	(23)	$546,700
	89,225	(9)	—		$11.33	12/22/2016	—		$—
	207,000	(10)	—		$23.00	4/18/2017	—		$—
	42,396	(12)	—		$16.20	3/7/2018	—		$—
	45,521	(13)	7,188	(13)	$14.43	3/4/2019	—		$—
	58,437	(17)	26,563	(17)	$6.37	3/4/2020	—		$—
	59,583	(19)	70,417	(19)	$14.40	2/28/2021	—		$—
	—		130,000	(22)	$9.55	2/7/2022	—		$—
Dennis T. Currier	44,791	(15)	5,209	(15)	$17.13	5/12/2019	2,084	(16)	$20,715
	32,083	(19)	37,917	(19)	$14.40	2/28/2021	4,688	(18)	$46,599
	7,916	(21)	12,084	(21)	$18.10	5/12/2021	16,875	(20)	$167,738
	—		70,000	(22)	$9.55	2/7/2022	30,000	(23)	$298,200

(1)
Unless otherwise noted, options vest over a period of four years as follows: 25% of the option vests on the first anniversary of the grant date. The remainder vests in 36 successive, equal monthly installments beginning with the end of the month after the first anniversary of the grant date.

(2)	Represents aggregate market value of restricted shares based on the closing price of a share of our Common Stock on December 31, 2012 of $9.94.

(3)	Options granted on August 3, 2005.

(4)	Options granted on December 30, 2005 and vested over a one-year period as follows: 50% of the underlying shares vested on January 1, 2006 and the remaining 50% of the shares vested on January 1, 2007.

(5)	Options granted on October 12, 2004. Options repriced from $3.97 to $5.47 on December 28, 2005.

(6)	Options granted on September 21, 2005.

(7)	Options granted on March 14, 2006.

(8)	Options granted on December 22, 2006 and vested over a period of three years.

(9)	Options granted on December 22, 2006.

(10)	Options granted on April 18, 2007.

(11)	Options granted on August 8, 2007.

(12)	Options granted on March 7, 2008.

(13)	Options granted on March 4, 2009.

(14)
Restricted stock awards granted on March 4, 2009 and vest over a period of four years as follows: 25% of the awards vests on the first anniversary of the grant date and the remainder vests in a series of 36 successive, equal monthly installments beginning with the first anniversary of the grant date.

(15)	Options granted on May 12, 2009.

(16)
Restricted stock awards granted on May 12, 2009 and vest over a period of four years as follows: 25% of the awards vests on the first anniversary of service and the remainder vests upon the awardees’ completion of each additional month of service, in a series of 36 successive, equal monthly installments beginning with the end of the month after the first anniversary of the grant date.

(17)	Options granted on March 4, 2010.

(18)
Restricted stock awards granted on March 4, 2010 and vest over a period of four years as follows: 25% of the awards vests on the first anniversary of service and the remainder vests upon the awardees’ completion of each three month of service, in a series of 12 successive, equal quarterly installments beginning with the end of the month after the first anniversary of the grant date.

(19)	Options granted on February 28, 2011.

(20)
Restricted stock awards granted on February 28, 2011 and vest over a period of four years as follows: 25% of the awards vests on the first anniversary of service and the remainder vests upon the awardees’ completion of each three month of service, in a series of 12 successive, equal quarterly installments beginning with the end of the month after the first anniversary of the grant date.

(21)	Options granted on May 12, 2011.

(22)	Options granted on February 7, 2012.

(23)
Restricted stock awards granted on February 7, 2012 and vest over a period of four years as follows: 25% of the awards vests on the first anniversary of service and the remainder vests upon the awardees’ completion of each three month of service, in a series of 12 successive, equal quarterly installments beginning with the end of the month after the first anniversary of the grant date.

Option Exercises and Stock Vested for Fiscal Year 2012

The following table sets forth certain information with respect to option exercises and restricted stock vesting during the fiscal year ended December 31, 2012 with respect to the Named Executive Officers.

Option Exercises and Stock Vested for 2012

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Roger D. Linquist	—	—	218,750	2,084,304
Thomas C. Keys	—	—	130,000	1,226,129
J. Braxton Carter	—	—	85,625	817,942
Mark A. Stachiw	—	—	54,062	515,607
Dennis T. Currier	—	—	21,875	211,328

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement, other than under our Equity Plans. Under our 2010 Plan, a Participant who is an employee will be deemed to have retired if such Participant's age plus total number of years of cumulative service with the Company is 55 and such Participant has at least 10 years of service with the Company. The Compensation Committee approved the adoption of the definition of retirement under the 2010 Plan to serve as an event of separation of employment under the 1995 Plan and the 2004 Plan. Under our 1995 Plan and 2004 Plan, upon retirement, which is deemed a cessation of employment, the affected officer, director or employee would have one year to exercise all options vested on the date of retirement. Under our 2010 Plan, an affected officer, director, or employee which retires would have one year to exercise all options vested on the date of such retirement.
Non-Qualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax-qualified.
Potential Payments upon Termination or Change in Control
Severance Pay Plan
The Board has adopted and approved the MetroPCS Communications, Inc. Severance Pay Plan and Summary Plan, or the Severance Plan. The Severance Plan provides for severance benefits to all of the Company's officers, including the Company's Named Executive Officers. Under the Severance Plan, if an eligible officer's employment is terminated (1) by the Company without Cause (as defined below) or (2) by the eligible officer for Good Reason (as defined below), such two events a Qualifying Termination Event, the eligible officer would be entitled to a severance payment as follows:

Tier	Position	Severance Payment	Severance Period
Tier 1	Chief Executive Officer	2.0 times Annual Compensation + Pro-Rata Additional Payment	24 months
Tier 2	President & COO, all Vice Chairmen, all Executive Vice Presidents, all Sr. Vice Presidents, all Vice Presidents who are direct reports to the CEO	1.5 times Annual Compensation + Pro-Rata Additional Payment	18 months
Tier 3	Vice Presidents who are officers of the Company, with the exception of those reporting directly to the CEO	.75 times Annual Compensation + Pro-Rata Additional Payment	9 months

A Termination of Employment (as defined below) resulting from an eligible employee's death, Disability (as defined in the Severance Plan) or Normal Retirement (as defined in the Severance Plan) shall not be deemed a Qualifying Termination Event.
For purposes of the calculation of the severance payments, “Annual Compensation” is an amount equal to the annualized base salary for the eligible officer, plus the eligible officer's “Pro-Rata Additional Payment,” which is the product, pro-rated for the number of days the eligible officer was employed by MetroPCS or an affiliate of MetroPCS during the calendar year in which his or her employment was severed, of the percentage set forth below for the eligible officer multiplied by the eligible officer's annualized base salary. Additionally, the eligible officer would receive a one-time payment equal to the eligible officer's Pro-Rata Additional Payment attributable to the year in which the termination of employment occurs.

Tier	Position	Additional Payment (percentage of annualized base salary)
Tier 1	Chief Executive Officer	140%
Tier 2	President and Chief Operating Officer	90%
	Vice Chairman, Chief Financial Officer	80%
	Vice Chairman, General Counsel & Secretary	75%
	Senior Vice Presidents	65%
	Vice Presidents who report directly to the Chief Executive Officer	40%
	Vice President, Regional General Manager	50%
Tier 3	Vice Presidents other than Regional General Managers and Vice Presidents who report directly to the Chief Executive Officer	40%

For a Tier 1, Tier 2 or Tier 3 officer to be deemed an eligible officer and receive the benefits described above in full, the officer must have been continuously employed by the Company or an affiliate of the Company for a period of two or more years following the officer's hire date. In certain circumstances, new officers and other officers who have not been in continuous service with the Company for a period of two years will be entitled to a pro-rata portion of the severance payments described above based upon the officer's length of service with the Company.

In addition to the severance payments described above, upon a Qualifying Termination Event the Company also will pay the eligible officer an amount equal to the sum of all accrued and unpaid salary as of the date of termination, plus reimbursement of any business expenses incurred prior to termination, plus any accrued vacation pay not paid, plus any vested and unpaid annual cash performance awards, plus payment for any vested or accrued other benefits and shall also reimburse the eligible officer for continued health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, during the eligible officer's applicable severance period.

Under the terms of the Severance Plan, the severance payments and the COBRA reimbursements will be paid monthly in substantially equal increments in accordance with the Company's normal payroll practices during the eligible officer's applicable severance period as set forth in the chart above. The first such monthly payment will be made on the 60th day following the eligible officer's termination of employment. The payment of the severance payments and the COBRA reimbursements is conditioned upon the eligible officer's execution and delivery of a customary release agreement in favor of the Company. In addition to customary release language, the release agreement includes a non-compete provision applicable for a period equal to the eligible officer's applicable severance period. If the eligible officer elects to accept employment with a Company competitor or breaches the non-compete provisions of the release agreement, the Company may stop making severance payments and reimbursing for COBRA coverage.

Upon a Qualifying Termination Event, an eligible officer's outstanding awards under the Company's equity incentive plans will receive the following treatment:

•
All unvested stock option awards granted pursuant to the 1995 Plan, the 2004 Plan and the 2010 Plan, collectively with the 1995 Plan, the 2004 Plan, the 2010 Plan and any other equity incentive compensation plan adopted by the Company after the effective date of the Severance Plan, the Equity Plans, will be immediately forfeited without any further payment;

•
All vested but unexercised stock option awards granted pursuant to the 1995 Plan shall remain exercisable by the eligible officer for a period of three months following an eligible officer's "Termination of Employment;"

•
All vested but unexercised stock option awards granted pursuant to the 2004 Plan or the 2010 Plan shall remain exercisable by the eligible officer for a period of six months following Termination of Employment;

All unvested restricted stock awards granted pursuant to the Equity Plans shall be immediately forfeited without further payment;

•
Any unvested annual performance awards granted pursuant to the Equity Plans shall be immediately forfeited without further payment subject to payment of a pro-rated portion based on the number of days during the year the severed officer was employed by the Company; and

•	All other awards under the Equity Plans shall be immediately forfeited without further payment.

For purposes of the Severance Plan, the following terms have the following meanings:

•
“Cause” has the same meaning as in any effective employment agreement the officer has entered into with the Company; provided, however, that in the event that the officer does not have an employment agreement or any employment agreement does not define “Cause,” then “Cause” shall mean the officer's (a) engagement in any act of gross negligence, recklessness, or willful misconduct on a matter that is not inconsequential, as reasonably determined by the administrator of the Severance Plan in good faith or material violation of any duty of loyalty to the Company or its affiliates, (b) conviction by, or a plea of guilty or nolo contendere in, a court of competent and final jurisdiction for (i) any felony, or (ii) any crime of moral turpitude, or (c) commission of an act of fraud, embezzlement or dishonesty. For purposes hereof, no act or failure to act, on the officer's part, shall be deemed “Cause” if the administrator of the Severance Plan, in its sole discretion, believes such acts or omissions were in the best interests of the Company.

•
“Good Reason” means, without the express written consent of the officer, the occurrence of any of the following: (a) the material reduction or diminution in the officer's authority, duties or responsibilities with the Company (or any affiliate of Company or any successor thereof); (b) a material reduction in employee's annualized cash and benefits compensation opportunity, which shall include officer's base compensation, officer's annual target bonus opportunity and officer's aggregate employee benefits, as in effect immediately prior to a Termination of Employment; or (c) the relocation of the officer to an office or location which would increase his daily commute distance by more than 50 miles (one-way) from the location at which the officer normally performed employee's services immediately prior to the Termination of Employment, except for travel reasonably required in the performance of the officer's responsibilities or the officer being required to travel away from the his office in the course of discharging the his responsibilities or duties hereunder significantly more (in terms of either consecutive days or aggregate days in any calendar year) than was required of the officer prior to the Termination of Employment. Notwithstanding the foregoing, in the case of the officer's allegation that his Termination of Employment was due to a Good Reason termination: (i) officer shall provide notice to the Company of the event alleged to constitute a Good Reason termination within 90 days of the occurrence of such event, and (ii) the Company shall be given the opportunity to remedy the alleged Good Reason termination event within 10 calendar days from receipt of notice of such allegation.

•	“Termination of Employment” means a separation from service within the meaning of Treasury regulation Section 1.409A-1(h).

The preceding description of the Severance Plan is a summary and should be read in conjunction with, and is qualified in its entirety by reference to, the full text of the Severance Plan, which was filed with the SEC as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2010.

Change in Control Agreements

On May 4, 2010, the Board approved, and the Company entered into, Change in Control Agreements with the Company's officers, including all of the Named Executive Officers. Under the Change in Control Agreement, if an officer, including a Named Executive Officer, suffers a Termination Event (as defined below) during the 18 month period following a Change in Control (as defined below), or the Protection Period, the officer, including a Named Executive Officer, is entitled to, among other things, the following:

Position	Lump Sum Severance Payment	Severance Benefit Period
Chief Executive Officer	2.5 times annual base salary + Bonus (as defined in the Change in Control Agreement)	30 months
Direct Officer Reports to the Chief Executive Officer and Senior Vice Presidents	2 times annual base salary + Bonus	24 months
Vice Presidents	1 times annual base salary + Bonus	12 months

In addition to the Severance Benefits, consisting of the Lump Sum Severance Payment noted above, together with health and dental benefits coverage for the stated Severance Benefit Period for the Named Executive Officer and their dependents following termination, the officer, including a Named Executive Officer, would be paid for all amounts owed to him as of the date of termination, including among other things, accrued and unpaid salary, reimbursement of business expenses, accrued vacation pay, plus any vested and unpaid annual cash performance award, plus any pro-rata portion of his annual cash incentive award for the year in which he was terminated. Further, all outstanding equity awards and incentive compensation awards held by the officer, including a Named Executive Officer, under any of the Equity Plans would become immediately vested and exercisable upon the occurrence of a Change in Control.

The Severance Benefits are payable on the 60th day following the officer's termination and are conditioned upon the officer's execution and delivery of a customary release agreement in favor of the Company and certain affiliated parties. In addition to customary release language, the release agreement includes a non-compete provision applicable for a certain period following termination. If the officer elects to accept employment with a Company competitor listed in the Change of Control Agreement or otherwise breaches the non-compete provisions, the officer will be required to re-pay certain of the Severance Benefits payable under the Change in Control Agreement and the Company shall be entitled to cease providing any health and dental benefit coverage on a prospective basis.

In addition to the cash payment and benefits describe above, any outstanding equity awards and incentive compensation awards held by the officer under any MetroPCS equity incentive compensation plans will immediately vest and become exercisable upon the closing of a transaction in which a Change in Control occurs (without regard to any termination of employment). In addition, any annual cash performance awards attributable to each officer will immediately vest and be deemed earned in full at the target level as of the date of the completion of a transaction in which a Change in Control occurs without regard to any applicable performance cycle, restriction or condition being completed or satisfied or without regard to any termination of employment. Such vesting and payment is not conditioned on a termination of employment after the completion of such transaction.

The benefits payable to the officer under the Change in Control Agreements are in lieu of any other payments or benefits payable under any other severance plan, policy or arrangement maintained by the Company, including the Severance Plan.

For the purposes of the Change of Control Agreements, the following terms have the following meanings:

•
“Change of Control” means the occurrence of one of the following: (i) A “change in the ownership of the Company” which shall occur on the date that any or group acquires more than 50% of our Common Stock, other than transactions by us or by one of our affiliates, our employee benefit plans, acquisitions by current investors or by an underwriter; (ii) a “merger of the Company” which shall occur on the date a merger, reorganization, or other similar business combination results in our current equity holders owning less than 50% of the combined voting power of our equity securities following the transaction; (iii) A “change in the effective control of the Company” which shall occur on the date that either (a) any person or group acquires ownership of the Common Stock possessing more than 35% of the total voting power of our Common Stock, unless such an acquisition was conducted by one of our employee benefit plans, our investors for financing purposes, any merger or acquisition with a company-controlled entity, or an underwriter, or (b) the majority of the members of our Board of Directors are replaced during any twelve-month period by directors whose appointment or election is not endorsed by a majority of directors prior to such appointment or election; or (iv) A “change in the ownership of a substantial portion of the Company's assets” which shall occur on the date that any person or group acquires 40% or more of the fair market value of our assets.

•	“Cause” has the same meaning as set forth above with respect to the Severance Plan.

•
“Disability” means an inability to perform the officer's material services for the Company for a period of 90 consecutive days or a total of 180 days, during any 365 day period, in either case as a result of incapacity due to mental or physical illness, which is determined to be total and permanent.

•	“Good Reason” has the same meaning as set forth above with respect to the Severance Plan.

•
“Termination Event” means the employee's “separation from service” with the Company within the meaning of Treas. Reg Section 1.409A-1(h)(1)(ii) either: (i) by the Company or its successor without Cause, excluding terminations due to the employees death or Disability; (ii) by the Company or its successor as a condition to the consummation of (or entry into, provided the transaction is consummated) the Change in Control transaction; or (iii) by the employee for Good Reason.

The preceding description is a summary of the Change in Control Agreements and should be read in conjunction with and is qualified in its entirety by reference to, the full text of the form of Change in Control Agreement which was filed with the SEC as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on August 9, 2010.

Change in Control Provision within the Equity Plans

The Equity Plans also contain certain change in control provisions. We have change in control provisions in our Equity Plans to ensure that if our Company experiences a change of control our executives and other key employees who have received awards under such Equity Plans will remain with the Company through any change in control event.

The 1995 Plan

Under our 1995 Plan, in the event of a “Corporate Transaction,” defined as a stockholder-approved merger or consolidation transferring greater than 50% of the voting power of our outstanding securities to a person(s) different from the persons holding those securities immediately prior to such transaction, or a stockholder approved disposition of all or substantially all of our assets in complete liquidation or dissolution, the following occurs with respect to stock options granted under the 1995 Plan:

•
Each outstanding option automatically accelerates so that each option becomes fully exercisable for all of the shares of Common Stock at the time subject to such option immediately prior to the corporation transaction;

•	All outstanding repurchase rights automatically terminate and the shares of Common Stock subject to those terminated rights immediately vest in full;

•
Immediately following a corporate transaction, all outstanding options terminate and cease to be outstanding, except to the extent assumed by the successor corporation and thereafter adjusted in accordance with the 1995 Plan; and

•
In the event of an “involuntary termination” of an optionee's “service” with us within 18 months following a corporate transaction, any fully-vested options issued to such holder remain exercisable until the earlier of (i) the expiration of the option term, or (ii) the expiration of one year from the effective date of the involuntary termination.

On May 4, 2010, the Board adopted and approved amendments to all outstanding stock option award agreements under our 1995 Plan to modify the definition of “Corporate Transaction” as defined in the 1995 Plan to include the following:

•
Any “person” (as defined in Section 3(a)(9) of the Exchange Act, and as modified in Section 13(d) and 14(d) of the Exchange Act) other than (A) the Company or any of its subsidiaries, (B) any employee benefit plan of the Company or any of its subsidiaries, (C) or any Affiliate, (D) a company owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company, or (E) an underwriter temporarily holding securities pursuant to an offering of such securities (a “Person”), becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the shares of voting stock of the Company then outstanding;

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

Individuals who, as of the effective date, constitute the incumbent Board cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the effective date whose election by the Board, was approved by a vote of at least a majority of the directors then comprising the incumbent Board shall be considered as though such individual were a member of the incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an election contest with respect to the election or removal of directors or other solicitation of proxies or consents by or on behalf of a person other than the Board.

The 2004 Plan

Under our 2004 Plan, unless otherwise provided in an award or the award agreement, if certain events in the definition of a “Change of Control,” including consummation of any merger, organization, business combination or consolidation of us or one of our subsidiaries transferring greater than 50% of the voting power of our outstanding securities to a person(s) different from the persons holding those securities immediately prior to such transaction, the disposition of all or substantially all of our assets, other than to current holders of 50% or more of the voting power of our voting securities, and the approval by the stockholders of a plan of complete liquidation or dissolution occurred, then the following would result:

•	All options and stock appreciation rights then outstanding become immediately vested and fully exercisable;

•
All restrictions and conditions of all restricted stock and phantom stock then outstanding are deemed satisfied, and the restriction period or other limitations on payment in full with respect thereto are deemed to have expired, as of the date of the Change of Control; and

•
All outstanding performance awards and any other stock or performance-based awards, which would include our annual cash performance awards, become fully vested, deemed earned in full and are to be promptly paid to the participants as of the date of the Change of Control.

On May 4, 2010, the Board adopted and approved new award agreements and amendments to all outstanding stock option and restricted stock award agreements under the 2004 Plan. The events which would cause a Change of Control to occur for all awards outstanding under the 2004 Plan were modified to include the following as follows:

•
Any “person” (as defined in Section 3(a)(9) of the Exchange Act, and as modified in Section 13(d) and 14(d) of the Exchange Act) other than (A) the Company or any of its subsidiaries, (B) any employee benefit plan of the Company or any of its subsidiaries, (C) or any Affiliate, (D) a company owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company, or (E) an underwriter temporarily holding securities pursuant to an offering of such securities, becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the shares of voting stock of the Company then outstanding;

•
A merger, organization, business combination or consolidation of us or one of our subsidiaries transferring greater than 50% of the voting power of our outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction;

•	The disposition of all or substantially all of our assets, other than to the current holders of 50% or more of the voting power of our voting securities; or

•	The approval by the stockholders of a plan for the complete liquidation or dissolution.

Individuals who, as of the effective date of the 2004 Plan, constitute the incumbent Board cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the effective date whose election by the Board, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an election contest with respect to the election or removal of directors or other solicitation of proxies or consents by or on behalf of a person other than the Board.

Additionally, under the 2004 Plan, if approved by our Board prior to or within 30 days after such a Change of Control, the Board has the right for a 45-day period immediately following the Change of Control to require all, but not less than all, participants to transfer and deliver to us all awards previously granted to the participants in exchange for an amount equal to the cash value of the awards.

The 2010 Plan

The 2010 Plan was adopted by the Board on March 4, 2010 subject to stockholder approval and was approved by the majority of our stockholders at the 2010 Annual Meeting of Stockholders. Under our 2010 Plan, unless otherwise provided by the Committee, upon an event of a Change of Control (as defined below):

•	All outstanding options, stock appreciation rights and restricted stock units shall immediately become fully vested and exercisable in full;

•	The restriction period of any restricted stock or phantom stock then outstanding shall immediately be deemed satisfied and the restrictions shall expire; and

•	The performance goals established under any Performance Award will be deemed to have been met in full for all performance periods.

The 2010 Plan defines a change of control to include:

•
A “change in the ownership of the Company,” which shall occur on the date that any person or group acquires more than 50% of our Common Stock, other than transactions by us or by one of our affiliates, our employee benefit plans, acquisitions by current investors or by an underwriter;

•
A “merger of the Company,” which shall occur on the date a merger, reorganization, or other similar business combination results in our current equity holders owning less than 50% of the combined voting power of our equity securities following the transaction;

•
The “change in the effective control of the Company,” which shall occur on the date that either (a) any person or group acquires ownership of the Common Stock possessing more than 35% of the total voting power of our Common Stock, unless such an acquisition was conducted by one of our employee benefit plans, our investors for financing purposes, any merger or acquisition with a company-controlled entity, or an underwriter, or (b) the majority of the members of our Board of Directors are replaced during any twelve-month period by directors whose appointment or election is not endorsed by a majority of directors prior to such appointment or election; or

•	A “change in the ownership of a substantial portion of the Company's assets,” which shall occur on the date that any person or group acquires 40% or more of the fair market value of our assets.

Payment of an award needs to comply with Section 409A of the Code in order to prevent a 20% excise tax from being imposed on such an award. A “Change of Control” above shall be defined as an event specifically noted within Section 409A of the Code or the regulations thereto.

Under the 2010 Plan, the Compensation Committee also has the authority and the discretion to cash out awards in the forty-five day period following a change of control; the 2010 Plan provides for various methods of calculating the fair market value of an award prior to cash out depending on the type of change of control that has occurred.
The table below describes and quantifies the incremental compensation that would be payable by the Company to each Named Executive Officer in the event of a change in control or a termination of employment. For the purposes of the following table, the change in control or termination of employment is assumed to have occurred on December 31, 2012, the last business day of fiscal year 2012. Payments for change in control or termination of employment arise out of the Company's Equity Plans, Severance Plan, and Change in Control agreements. For more information on these plans and agreements and the specific events that result in payments in connection with a change in control or termination of employment, see above under “Severance Pay Plan,” “Change in Control Agreements,” and “Change in Control Provision within the Equity Plans.” The Severance Plan and the Change in Control Agreements are mutually exclusive and upon a qualifying event that would trigger a termination of employment under both the Severance Plan and the Change in Control Agreements, the officer shall not be entitled to receive payment under both the Severance Plan and the Change in Control Agreement. In such an event, the Change in Control Agreements would govern and no payments would be payable under the Severance Plan.
The analysis contained in this section does not consider or include payments made to the Named Executive Officer with respect to contracts, agreements, plans or arrangements to the extent that they do not discriminate in scope, term or operation, in favor of the Named Executive Officers and that they are generally available to all full-time salaried employees, including any rights or payments under our Equity Plans, health and welfare benefits and group insurance coverage.

Potential Payments upon Change in Control or Termination of Employment

Name	Type of Payment	Severance Plan: Qualifying Termination Event	Change in Control: No Termination Event(1)	Change in Control: Termination Event(2)
Roger D. Linquist	Cash Severance	$6,067,923	$1,337,000	$5,730,000
	Benefits	$17,265		$17,265
	Equity Incentives		$5,176,085	$5,176,085
	Total	$6,085,188	$6,513,085	$10,923,350

Thomas C. Keys	Cash Severance	$2,263,181	$529,200	$2,234,000
	Benefits	$25,660		$25,660
	Equity Incentives		$2,688,347	$2,688,347
	Total	$2,288,841	$3,217,547	$4,948,007

J. Braxton Carter	Cash Severance	$1,972,088	$432,800	$1,947,600
	Benefits	$25,330		$25,330
	Equity Incentives		$2,070,260	$2,070,260
	Total	$1,997,418	$2,503,060	$4,043,190

Mark A. Stachiw	Cash Severance	$1,551,133	$330,750	$1,543,500
	Benefits	$25,660		$25,660
	Equity Incentives		$1,248,254	$1,248,254
	Total	$1,576,793	$1,579,004	$2,817,414

Dennis T. Currier	Cash Severance	$1,002,592	$201,500	$1,023,000
	Benefits	$25,660		$25,660
	Equity Incentives		$560,551	$560,551
	Total	$1,028,252	$762,051	$1,609,211

(1)
Upon a Change in Control, all outstanding unvested stock options and restricted stock attributable to the NEO would immediately vest and any annual cash performance awards attributable to each Named Executive Officer would immediately vest and be deemed earned in full at the target level as of the date of the Change in Control without regard to any applicable performance cycle, restriction or condition being completed or satisfied. Such vesting and payment is not conditioned on a termination of employment. These amounts reflect the value of the unvested outstanding awards of each Named Executive Officer upon an occurrence of a Change in Control. The closing price per share of the Company's Common Stock on December 31, 2012, $9.94, was used for the purpose of the valuations. For an example of the nature and amounts of the annual cash performance awards granted to our Named Executive Officers in 2012, see the column entitled “Non-Equity Incentive Plan Compensation” in the “2012 Summary Compensation Table.”

(2)
Upon a Change in Control, in addition to all the awards attributable to the NEO immediately vesting as noted in (1) above, if a resulting termination of employment also occurs, the Named Executive Officer would be entitled to receive the Cash Severance consisting of the Lump Sum Severance Payment described in more detail in “Change in Control Agreements” above, together with the Benefits consisting of certain health and dental benefits. Additionally, if a resulting termination event occurred, each Named Executive Officer would be paid any amounts owed to him as of the date of termination, including among other things, accrued and unpaid salary, reimbursement of business expenses, accrued vacation pay, plus any vested and unpaid annual cash performance award, plus any pro-rata portion of his annual cash incentive award for the year in which he was terminated, which payments are not included in this table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2012 regarding the beneficial ownership of each class of MetroPCS Communications outstanding capital stock by:

•	each of our directors;

•	each Named Executive Officer;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of the outstanding shares of our Common Stock.
The beneficial ownership information has been presented in accordance with SEC rules and is not necessarily indicative of beneficial ownership of our capital stock for any other purpose. Unless otherwise indicated below and except to the extent authority is shared by spouses under applicable law, to our knowledge, each of the persons set forth below has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock used to calculate each listed person’s percentage ownership of each such class includes the shares of Common

Stock underlying options or other convertible securities held by such person that are exercisable or vest within 60 days after December 31, 2012.

	Common Stock Beneficially Owned
	Number	Percentage
Directors and Named Executive Officers(1)(16):

Roger D. Linquist(2)	12,578,721	3.36%
Thomas C. Keys(3)	1,915,662	*
J. Braxton Carter(4)	1,161,590	*
Mark A. Stachiw(5)	926,386	*
Dennis T. Currier(6)	149,902	*
W. Michael Barnes(7)	345,264	*
John (Jack) F. Callahan, Jr.(8)	95,033	*
C. Kevin Landry(9)	1,400,401	*
Arthur C. Patterson(10)	5,399,337	1.47%
James N. Perry, Jr.(11)(12)	30,854,545	8.38%
All directors and Named Executive Officers as a group (10 persons)	54,826,841	14.46%

Beneficial Owners of More Than 5%:

BlackRock Inc.(13)	29,364,009	7.98%
40 East 52nd Street
New York, New York 10022
Madison Dearborn Capital Partners IV, L.P.(11)(12)	30,581,312	8.31%
Three First National Plaza, Suite 4600
Chicago, IL 60602
Paulson & Co. Inc.(14)	31,800,000	8.65%
1251 Avenue of the Americas
New York, New York 10020
Vanguard Group, Inc.(15)	21,441,164	5.83%
100 Vanguard Boulevard
Malvern, PA 19355-2331
————————————
 *    Represents less than 1%

(1)	Unless otherwise indicated, the address of each person is c/o MetroPCS Communications, Inc., 2250 Lakeside Blvd., Richardson, Texas 75082.

(2)
Includes 6,969,814 shares of Common Stock issuable upon exercise of options and 84,063 shares of restricted stock as granted under our Equity Plans, 3,824,844 shares of Common Stock held directly by Mr. Linquist, and 1,700,000 shares of Common Stock held by THCT Partners, LTD, a partnership with which Mr. Linquist is affiliated, may be deemed to be a member of a “group” under Section 13d-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Linquist disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in THCT Partners, LTD. Mr. Linquist has dispositive power with respect to the Common Stock held by THCT Partners, LTD.

(3)	Includes 1,726,411 shares of Common Stock issuable upon exercise of options and 39,063 shares of restricted stock as granted under our Equity Plans.

(4)	Includes 1,027,037 shares of Common Stock issuable upon exercise of options and 34,063 shares of restricted stock as granted under our Equity Plans.

(5)	Includes 834,529 shares of Common Stock issuable upon exercise of options and 20,313 shares of restricted stock as granted under our Equity Plans.

(6)	Includes 108,125 shares of Common Stock issuable upon exercise of options and 11,459 shares of restricted stock as granted under our Equity Plans.

(7)	Includes 309,220 shares of Common Stock issuable upon exercise of options and 1,000 shares of restricted stock as granted under our Equity Plans.

(8)	Includes 83,533 shares of Common Stock issuable upon exercise of options and 1,000 shares of restricted stock as granted under our Equity Plans.

(9)
Includes 30,801 shares of Common Stock issuable upon exercise of stock options and 1,000 shares of restricted stock as granted to Mr. Landry under our Equity Plans and 8,500 shares of Common Stock held directly by Mr. Landry. All other shares attributed to Mr. Landry are owned directly by TA Atlantic and Pacific V L.P., TA Investors II L.P., TA IX L.P., TA Strategic Partners Fund A L.P. and TA Strategic Partners Fund B L.P., with which Mr. Landry is affiliated, may be deemed to be a member of a “group” (hereinafter referred to as TA Associates, et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Landry disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in TA Associates, et al.

(10)
Includes 82,667 shares of Common Stock issuable upon exercise of options and 1,000 shares of restricted stock as granted to Mr. Patterson under our Equity Plans and 523,352 shares of Common Stock held directly by Mr. Patterson. All other shares attributed to Mr. Patterson are owned directly by ACP Family Partnership L.P., Ellmore C. Patterson Partners, ACP 2007 Accel-7 GRAT U/A/D 4/2/07 and ACP 2007 Accel-10 GRAT U/A/D 4/2/07, with which Mr. Patterson may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Patterson disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(11)
Includes 261,733 shares of Common Stock issuable upon exercise of options and 1,000 shares of restricted stock subject as granted to Mr. Perry under our Equity Plans and 10,500 shares of Common Stock held directly by Mr. Perry. All other shares attributed to Mr. Perry are owned directly by Madison Dearborn Capital Partners IV, L.P. (“MDCP IV”) and Madison Dearborn Partners IV, L.P. (“MDP IV”). Mr. Perry is a Managing Director of the general partner of MDP IV and a limited partner of MDP IV, and therefore may be deemed to share voting and investment power over such shares and therefore to beneficially own such shares. Mr. Perry disclaims any beneficial ownership of such shares, except to the extent of his pecuniary interest in such shares arising from his interests in MDP IV.

(12)
MDCP IV and MDP IV may be deemed to be a “group” under Section 13d-3 of the Exchange Act and the shares held by MDCP IV may be deemed to be beneficially owned by MDP IV, the sole general partner of MDCP IV. As the sole members of a limited partner committee of MDP IV that has the power, acting by majority vote, to vote or dispose of the shares held directly by MDCP IV, Paul J. Finnegan and Samuel M. Mencoff have shared voting and investment power over such shares. Messrs.  Finnegan and Mencoff, and MDP IV each disclaims any beneficial ownership of any shares held by MDCP IV, except to the extent of their respective pecuniary interests therein.

(13)
Based on a Schedule 13G reporting beneficial ownership as of December 31, 2012, BlackRock, Inc. as the parent holding company of the subsidiaries listed in such Schedule 13G, has sole voting power and sole dispositive power over 29,364,009 shares of Common Stock.

(14)
Paulson & Co. Inc. and/or certain of its affiliated entities, which we refer to collectively as Paulson, provide investment management services to certain pooled investment vehicles and managed accounts, which we refer to collectively as the funds. Based on the Schedule 13G dated December 31, 2012 filed by Paulson, the funds may be deemed to be the beneficial owners of, in the aggregate, 31,800,000 shares of MetroPCS Communications, Inc., which we refer to as the fund shares. Paulson disclaims beneficial ownership of the fund shares for purposes of the Exchange Act.

(15)
Based on a Schedule 13G reporting beneficial ownership as of December 31, 2012, Vanguard Group, Inc. is deemed to be the beneficial owner of 21,441,164 shares as a result of Vanguard Group, Inc. (or its affiliate) acting as investment adviser to various investment portfolios.

(16)	Does not include the following number of shares of unvested restricted stock that are not beneficially owned and have no voting and/or investment power, but are held by the following individuals:

Name	Number of Shares
Roger D. Linquist	351,563
Thomas C. Keys	193,750
J. Braxton Carter	150,625
Mark A. Stachiw	90,625
Dennis T. Currier	42,188
W. Michael Barnes	6,500
John (Jack) F. Callahan, Jr.	6,500
C. Kevin Landry	6,500
Arthur C. Patterson	6,500
James N. Perry, Jr.	6,500

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to shares of MetroPCS Communications' Common Stock issuable under our equity compensation plans which consist of the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc., as amended, or the 1995 Plan, the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan, or the 2004 Plan, and the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan, or the 2010 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Stockholders	31,207,188	$14.13	12,260,078
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	31,207,188	$14.13	12,260,078
 ————————————

(1)
Number of securities remaining available for future issuance under the 2004 Plan and 2010 Plan include all forms of awards as defined in the 2004 Plan and 2010 Plan, including, among other things, stock options and restricted stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Under the rules of the SEC, we must disclose certain “Related Persons Transactions” in which (1) the Company is a participant in a transaction exceeding $120,000 and (2) a director, executive officer, director nominee (or an immediate family member of any of the foregoing) or a holder of greater than 5% of our Common Stock has a direct or indirect material interest.
Corey A. Linquist co-founded the Company and is the son of our Chief Executive Officer and Chairman of our Board, Roger D. Linquist, and has served as our Vice President and General Manager, Sacramento since January 2001. In 2012, we paid Mr. Corey Linquist $302,483 in base salary and an annual cash performance award payment for 2012 of $140,200, and we granted him options to purchase up to 30,000 shares of our Common Stock at an exercise price of $9.55 per share. These options expire on February 7, 2022. Additionally, we awarded Mr. Linquist 15,000 shares of restricted stock in 2012.

Phillip R. Terry, the son-in-law of our Chief Executive Officer and Chairman of our Board, Roger D. Linquist, since March 2009 has been our Senior Vice President, Corporate Marketing and previously served as our Vice President of Corporate Marketing from December 2003 to February 2009. In 2012, we paid Mr. Terry $289,536 in base salary, and an annual cash performance award payment for 2012 of $211,300, and we granted him options to purchase 45,000 shares to acquire our Common Stock at an exercise price of $9.55 per share. These options will expire on February 7, 2022. Additionally, we awarded Mr. Terry 15,000 shares of restricted stock in 2012.

A private equity fund advised by Madison Dearborn Partners LLC, is one of our greater than 5% stockholders. Investment funds advised by Madison Dearborn Partners, LLC own:

•
Less than 20% interest in New Asurion, or Asurion, a company that provides services to our customers, including handset insurance programs. Pursuant to our agreement with Asurion, we bill our customers directly for these services and we remit the fees collected from our customers for these services to Asurion. As compensation for providing this billing and collection service, Asurion paid the Company approximately $11.9 million since January 1, 2012. Asurion also purchased replacement handsets through our third-party distributor for approximately $32.0 million since January 1, 2012.

•	Less than 20% equity interest in Univision Communications, which we paid approximately $7.8 million since January 1, 2012 for advertising services.

•	Less than 60% interest in NextG Networks, or NextG, through April 2012. The Company paid NextG approximately $15.9 million for DAS services between January 1, 2012 and April 10, 2012.

Each of these agreements with the Company was negotiated at arms-length, and we believe each represents market terms.
Procedures for Approval of Related Person Transactions
Our written Related Person Transaction Policy requires that each director, officer and employee involved in a Related Person Transaction notify the Company's legal department and the Audit Committee, and that each such transaction be approved or ratified by the Audit Committee, except with respect to any “Material Related Person Transaction” (defined below) which will be recommended for approval or disapproval by the Audit Committee to the Board. Additionally, all Material Related Person Transactions involving a director shall be reviewed and recommended by the Nominating and Corporate Governance Committee to the Board as to whether such transaction will cause such director to cease being independent under applicable law and regulations, our Corporate Governance Guidelines, the listing standards of the NYSE, or the special independence requirements to serve on the Audit Committee or the Compensation Committee. A “Material Related Person

Transaction” is a Related Person Transaction determined by the Audit Committee to be potentially or actually material to the Company or to any director or officer of the Company, including whether such transaction might impact the independence of any outside director.
In determining whether to approve a Related Person Transaction, the Audit Committee will consider the following factors, among others, to the extent relevant to the Related Person Transaction:

•	whether the terms of the Related Person Transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related person;

•	whether there are business reasons and benefits for the Company to enter into the Related Person Transaction;

•
whether the Related Person Transaction would impair the independence of an outside director, and whether such transaction is with immediate family members or an entity which is owned or controlled in substantial part by a director; and

•
whether the Related Person Transaction would present an improper conflict of interest for any of our directors or executive officers, taking into account the size of the transaction, the overall financial position of the director, executive officer or other related person, the direct or indirect nature of the director's, executive officer's or other related person's interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.

Director Independence. See section entitled "Director Independence" under "Corporate Governance, Nomination Process, Director Candidate Section and Qualifications."
Item 14. Principal Accounting Fees and Services

Audit and All Other Fees
Fees for services provided by Deloitte & Touche LLP for the fiscal years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011
Audit Fees (1)	$3,675	$3,600
Audit-Related Fees (2)	222	55
Tax Fees (3)	64	551
All Other Fees (4)	5	7
Total Fees	$3,966	$4,213

(1)
Consists of fees for the audits of our consolidated financial statements for the years ended December 31, 2012 and 2011, reviews of our interim financial statements, and auditing the Company’s assessment of its compliance with Section 404 of the Sarbanes-Oxley Act as it relates to internal controls over financial reporting.

(2)
Consists of fees for assurance and related services, other than those included in Audit Fees and includes fees in 2012 and 2011 for procedures performed related to the Company's business combination related activities. Fees billed in 2011 also include XBRL agreed upon procedures.

(3)	Consists of fees billed in 2012 and 2011 related to state tax policy analysis, tax credit studies and tax advice.

(4)	Consists of subscription fees billed for the Deloitte Accounting Research Tool and seminar registration fees in 2012 and 2011.

Audit Committee Pre-Approval of Independent Registered Public Accounting Firm Services
In order to assure continued independence of our independent registered public accounting firm, the Audit Committee has adopted a policy requiring pre-approval of audit, audit related, and non-audit services performed by our independent registered public accounting firm. The Committee has approved all of our independent registered accounting firm’s engagements and fees presented above.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)    Financial Statements, Schedules and Exhibits
(1) Financial Statements - The following financial statements of MetroPCS Communications, Inc. are filed as a part of this Form 10-K on the pages indicated:

(2) Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

2.2
Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

2.3(a)
Business Combination Agreement, dated as of October 3, 2012, by and among MetroPCS Communications, Inc., Deutsche Telekom AG, T-Mobile Global Zwischenholding GMBH, T-Mobile Global Holding GMBH and T-Mobile USA, Inc. (Filed as Exhibit 2.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K on October 3, 2012 and incorporated by reference herein).

2.3(b)
Consent Solicitation Letter Agreement dated December 5, 2012, by and among MetroPCS Communications, Inc., Deutsche Telekom AG, T-Mobile Global Zwischenholding GMBH, T-Mobile Global Holding GMBH and T-Mobile USA, Inc., amending Exhibit G to the Business Combination Agreement (Filed as Exhibit 2.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K on December 7, 2012 and incorporated by reference herein).

3.1
Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 t Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

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

4.2(a)
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

4.2(b)
Amendment No. 1 to the Rights Agreement, dated as of October 3, 2012, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to MetroPCS Communications, Inc's Current Report on Form 8-K on October 3, 2012 and incorporated by reference herein).

10.1(a)
Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.1(b)
First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.1(c)
Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.2
Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.3
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

10.5
MetroPCS Communications, Inc. Third Amended and Restated Non-Employee Director Remuneration Plan, effective March 11, 2010 (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2010, and incorporated by reference herein).

10.6
Form of Officer Annual Cash Performance Award Agreement (Filed as Exhibit 10.4 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on October 30, 2012, and incorporated by reference herein).

10.7	MetroPCS Communications, Inc. Severance Pay Plan (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on May 31, 2012, and incorporated by reference herein).
10.8 (a)	Form Change in Control Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).
10.8 (b)	Form Change in Control Agreement Amendment (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on October 30, 2012, and incorporated by reference herein).
10.9(a)*	MetroPCS Communications, Inc. Employee Non-qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.
10.9(b)*
MetroPCS Communications, Inc. Non-Employee Director Non-Qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.

10.10(a)*	MetroPCS Communications, Inc. Employee Restricted Stock Grant Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.
10.10 (b)*	MetroPCS Communications, Inc. Non-Employee Director Restricted Stock Grant Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.
10.11
Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.5 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.12(a)
Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Employee Non-Qualified Stock Option Award Agreement (Filed as Exhibit 10.12 to MetroPCS Communications, Inc's annual report on Form 10-K filed on February 29, 2012, and incorporated by reference herein).

10.12(b)*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Non-Employee Director Non-Qualified Stock Option Award Agreement.
10.13(a)*	Form Employee Restricted Stock Grant Agreement Pursuant to the Terms of the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan.
10.13(b)*	Form Non-Employee Director Restricted Stock Grant Agreement Pursuant to the Terms of the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan.

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

10.14(d)
Incremental Commitment Agreement, dated as of May 10, 2011, among MetroPCS Wireless, Inc., the Guarantors (as defined therein), the financial institutions signatories thereto and JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on May 10, 2011, and incorporated by reference herein).

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

10.21
Fifth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined herein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on December 17, 2012, and incorporated by reference herein).

10.22
Sixth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined herein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.2 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on December 17, 2012, and incorporated by reference herein).

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

101*	XBRL Instance Document
* Filed herewith.
† Confidential Treatment requested.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPCS COMMUNICATIONS, INC.

Date: March 1, 2013	By:	/s/ Roger D. Linquist
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetroPCS Communications, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheets of MetroPCS Communications, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetroPCS Communications, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 2013

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2012 and 2011
(in thousands, except share and per share information)

	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$2,368,302	$1,943,282
Short-term investments	244,990	299,972
Inventories	259,157	239,648
Accounts receivable (net of allowance for uncollectible accounts of $476 and $601 at December 31, 2012 and 2011, respectively)	98,653	78,023
Prepaid expenses	65,069	55,712
Deferred charges	78,181	74,970
Deferred tax assets	3,493	7,214
Other current assets	69,458	44,772
Total current assets	3,187,303	2,743,593
Property and equipment, net	4,292,061	4,017,999
Restricted cash and investments	4,929	2,576
Long-term investments	1,679	6,319
FCC licenses	2,562,407	2,539,041
Other assets	141,036	173,403
Total assets	$10,189,415	$9,482,931
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$501,929	$512,346
Current maturities of long-term debt	36,640	33,460
Deferred revenue	237,635	245,705
Other current liabilities	71,599	25,212
Total current liabilities	847,803	816,723
Long-term debt, net	4,724,112	4,711,021
Deferred tax liabilities	1,031,374	817,106
Deferred rents	136,456	120,028
Other long-term liabilities	90,763	90,453
Total liabilities	6,830,508	6,555,331
COMMITMENTS AND CONTINGENCIES (See Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 364,492,637 and 362,460,395 shares issued and outstanding at December 31, 2012 and 2011, respectively	37	36
Additional paid-in capital	1,826,044	1,784,273
Retained earnings	1,553,590	1,159,418
Accumulated other comprehensive loss	(9,602)	(9,295)
Less treasury stock, at cost, 1,057,237 and 602,881 treasury shares at December 31, 2012 and 2011, respectively	(11,162)	(6,832)
Total stockholders’ equity	3,358,907	2,927,600
Total liabilities and stockholders’ equity	$10,189,415	$9,482,931

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands, except share and per share information)

	2012	2011	2010
REVENUES:
Service revenues	$4,539,777	$4,428,208	$3,689,695
Equipment revenues	561,501	419,174	379,658
Total revenues	5,101,278	4,847,382	4,069,353
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $559,730, $463,624 and $393,721 shown separately below)	1,490,227	1,473,836	1,223,931
Cost of equipment	1,439,824	1,439,595	1,093,944
Selling, general and administrative expenses (excluding depreciation and amortization expense of $81,695, $75,211 and $56,011 shown separately below)	696,789	643,959	621,660
Depreciation and amortization	641,425	538,835	449,732
Loss (gain) on disposal of assets	9,044	3,619	(38,812)
Total operating expenses	4,277,309	4,099,844	3,350,455
Income from operations	823,969	747,538	718,898
OTHER EXPENSE (INCOME):
Interest expense	275,494	261,073	263,125
Interest income	(1,603)	(2,028)	(1,954)
Other (income) expense, net	(4,880)	(699)	1,807
Loss on extinguishment of debt	—	9,536	143,626
Gain on settlement	(52,500)	—	—
Total other expense	216,511	267,882	406,604
Income before provision for income taxes	607,458	479,656	312,294
Provision for income taxes	(213,286)	(178,346)	(118,879)
Net income	$394,172	$301,310	$193,415
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $148, $134 and $242, respectively	3,661	212	361
Unrealized losses on cash flow hedging derivatives, net of tax benefit of $3,907, $13,975 and $4,879, respectively	(6,153)	(22,145)	(7,268)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $108, $191 and $227, respectively	(7,029)	(303)	(338)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax benefit of $5,850, $9,059 and $11,526, respectively	9,214	14,356	17,170
Total other comprehensive (loss) income	(307)	(7,880)	9,925
Comprehensive income	$393,865	$293,430	$203,340
Net income per common share (See Note 16):
Basic	$1.08	$0.83	$0.54
Diluted	$1.07	$0.82	$0.54
Weighted average shares:
Basic	363,449,061	360,410,168	353,711,045
Diluted	364,880,303	363,837,940	356,135,089

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands, except share information)

	Number of Common Shares	Amount	Number of Treasury Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, January 1, 2010	352,711,263	$35	—	$—	$1,634,754	$664,693	$(11,340)	$2,288,142
Exercise of Common Stock options	2,255,318	1	—	—	10,122	—	—	10,123
Restricted Common Stock vested and issued	589,903	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	46,537	—	—	46,537
Tax impact of Common Stock option and restricted stock forfeitures	—	—	—	—	(4,652)	—	—	(4,652)
Purchase of Treasury Stock	(237,818)	—	237,818	(1,914)	—	—	—	(1,914)
Net income	—	—	—	—	—	193,415	—	193,415
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	361	361
Unrealized losses on cash flow hedging derivatives	—	—	—	—	—	—	(7,268)	(7,268)
Reclassification adjustment for gains on available-for-sale securities included in net income	—	—	—	—	—	—	(338)	(338)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income	—	—	—	—	—	—	17,170	17,170
BALANCE, December 31, 2010	355,318,666	$36	237,818	$(1,914)	$1,686,761	$858,108	$(1,415)	$2,541,576
Exercise of Common Stock options	6,370,790	—	—	—	59,077	—	—	59,077
Restricted Common Stock vested and issued	1,136,002	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	41,791	—	—	41,791
Tax impact of Common Stock option and restricted stock forfeitures	—	—	—	—	(3,356)	—	—	(3,356)
Purchase of Treasury Stock	(365,063)	—	365,063	(4,918)	—	—	—	(4,918)
Net income	—	—	—	—	—	301,310	—	301,310
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	212	212
Unrealized losses on cash flow hedging derivatives	—	—	—	—	—	—	(22,145)	(22,145)
Reclassification adjustment for gains on available-for-sale securities included in net income	—	—	—	—	—	—	(303)	(303)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income	—	—	—	—	—	—	14,356	14,356
BALANCE, December 31, 2011	362,460,395	$36	602,881	$(6,832)	$1,784,273	$1,159,418	$(9,295)	$2,927,600
Exercise of Common Stock options	996,325	1	—	—	6,107	—	—	6,108
Restricted Common Stock vested and issued	1,490,273	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	37,974	—	—	37,974
Tax impact of Common Stock option and restricted stock forfeitures	—	—	—	—	(3,328)	—	—	(3,328)
Tax benefits from the exercise of common stock options	—	—	—	—	1,018	—	—	1,018
Purchase of Treasury Stock	(454,356)	—	454,356	(4,330)	—	—	—	(4,330)
Net income	—	—	—	—	—	394,172	—	394,172
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	3,661	3,661
Unrealized losses on cash flow hedging derivatives	—	—	—	—	—	—	(6,153)	(6,153)
Reclassification adjustment for gains on available-for-sale securities included in net income	—	—	—	—	—	—	(7,029)	(7,029)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income	—	—	—	—	—	—	9,214	9,214
BALANCE, December 31, 2012	364,492,637	$37	1,057,237	$(11,162)	$1,826,044	$1,553,590	$(9,602)	$3,358,907
The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$394,172	$301,310	$193,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	641,425	538,835	449,732
Provision for uncollectible accounts receivable	3,256	518	2
Deferred rent expense	16,476	18,828	21,080
Cost of abandoned cell sites	2,331	1,099	2,633
Stock-based compensation expense	37,974	41,791	46,537
Non-cash interest expense	7,509	6,595	13,264
Loss (gain) on disposal of assets	9,044	3,619	(38,812)
Loss on extinguishment of debt	—	9,536	143,626
Gain on settlement	(52,500)	—	—
Gain on maturity or sale of investments	(7,137)	(493)	(566)
Accretion of asset retirement obligations	6,626	5,224	3,063
Other non-cash expense	—	—	1,929
Deferred income taxes	216,808	174,617	115,478
Changes in assets and liabilities:
Inventories	(19,508)	(78,599)	(13,648)
Accounts receivable, net	(20,642)	(20,485)	(6,523)
Prepaid expenses	(9,292)	(5,244)	(3,368)
Deferred charges	(3,212)	8,515	(24,071)
Other assets	5,433	24,380	17,896
Accounts payable and accrued expenses	(51,718)	1,919	30,946
Deferred revenue	(8,070)	21,234	36,817
Other liabilities	12,476	8,609	5,070
Net cash provided by operating activities	1,181,451	1,061,808	994,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(845,850)	(889,769)	(790,385)
Change in prepaid purchases of property and equipment	28,641	(61,815)	28,200
Proceeds from sale of and grants received for property and equipment	3,325	1,118	8,793
Purchase of investments	(692,147)	(599,765)	(711,827)
Proceeds from maturity of investments	755,569	675,000	562,500
Proceeds from gain on settlement	52,500	—	—
Change in restricted cash and investments	(2,354)	300	12,018
Acquisitions of FCC licenses and microwave clearing costs	(23,114)	(4,445)	(8,873)
Cash used in asset acquisitions	—	(7,495)	(41,059)
Purchase of redeemable minority interest	—	—	(9,785)
Net cash used in investing activities	(723,430)	(886,871)	(950,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	9,680	3,445	(82,712)
Proceeds from debt issuance, net of discount	—	1,497,500	1,992,770
Debt issuance and modification costs	(10,000)	(15,351)	(35,353)
Repayment of debt	(25,390)	(24,292)	(16,000)
Retirement of long-term debt	—	(535,792)	(2,040,186)
Payments on capital lease obligations	(9,069)	(7,855)	(3,660)
Purchase of treasury stock	(4,330)	(4,918)	(1,914)
Proceeds from exercise of stock options	6,108	59,077	10,123
Net cash (used in) provided by financing activities	(33,001)	971,814	(176,932)
INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	425,020	1,146,751	(132,850)
CASH AND CASH EQUIVALENTS, beginning of period	1,943,282	796,531	929,381
CASH AND CASH EQUIVALENTS, end of period	$2,368,302	$1,943,282	$796,531
The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

1.	Organization and Business Operations:

MetroPCS Communications, Inc. (“MetroPCS”), a Delaware corporation, together with its consolidated subsidiaries (the “Company”), is a wireless telecommunications carrier that offers wireless broadband mobile services in selected major metropolitan areas in the United States. As of December 31, 2012, the Company offered services primarily in the metropolitan areas of Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. The Company sells products and services to customers through Company-owned retail stores as well as through relationships with independent retailers.

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

T-Mobile Transaction

On October 3, 2012, the Company entered into the Business Combination Agreement with Deutsche Telekom, Global, Holding and T-Mobile.

Pursuant to the terms and subject to the conditions set forth in the Business Combination Agreement, the Company has agreed to effect a recapitalization that includes a (i) reverse stock split (the “Reverse Stock Split”) of the Company's common stock, par value $0.0001 per share (the “Common Stock”) prior to the completion of the Proposed Transaction and will have a par value $0.00001 per share ("New Common Stock") following the completion of the Proposed Transaction, pursuant to which each share of Common Stock outstanding as of the effective time of the Reverse Stock Split (the “Effective Time”) will thereafter represent one-half of a share of New Common Stock and (ii) a payment in cash (the “Cash Payment”) in an amount equal to $1.5 billion, without interest, in the aggregate to the Company's stockholders of record immediately following the Effective Time. Immediately following the Cash Payment, Holdings will deliver to the Company all of its interest in T-Mobile ("the "T-Mobile Stock Acquisition") and the Company will issue and deliver to Holdings, or its designee, shares of New Common Stock equal to 74% of the fully-diluted shares of New Common Stock outstanding immediately following the Cash Payment (with the percentage ownership of fully diluted shares of New Common Stock being calculated pursuant to the Business Combination Agreement (1) under the treasury method based on the average closing price of a share of Common Stock on the New York Stock Exchange for the five trading days immediately preceding the date of the closing under the Business Combination Agreement after taking into account the Reverse Stock Split, the Cash Payment and before taking into account subsequent cash-out of stock options, if any, in connection with the Proposed Transaction, and (2) on a grossed up basis to take into account the number of shares of New Common Stock so issued to Holdings or its designee) (the “Stock Issuance,” and collectively with the Reverse Stock Split, the Cash Payment, and the T-Mobile Stock Acquisition, the “Proposed Transaction”). On the business day immediately following the closing of the Proposed Transaction (the “Closing”), MetroPCS, Inc., a wholly-owned subsidiary of the Company (“HoldCo”), will merge with and into MetroPCS Wireless, Inc., a wholly-owned subsidiary of HoldCo (“Wireless”), with Wireless continuing as the surviving entity. Immediately thereafter, Wireless will merge with and into T-Mobile, with T-Mobile continuing as the surviving entity.

Completion of the Proposed Transaction is subject to certain conditions, including, among other things: (i) obtaining the approvals from the Company's stockholders to the Stock Issuance and the amended and restated articles of incorporation effecting the Reverse Stock Split ("Required Approvals"), (ii) obtaining listing approvals from the New York Stock Exchange in connection with the Stock Issuance, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) receipt of Federal Communications Commission and other material governmental consents and approvals required to consummate the Proposed Transaction, (v) the termination of any review by the Committee on Foreign Investment in the United States with respect to the Proposed Transaction, and (vi) the

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

absence of any statute, rule, executive order, regulation, order or injunction prohibiting the consummation of the Proposed Transaction. The obligation of each of the parties to consummate the Proposed Transaction is also conditioned upon the accuracy of the other party's representations and warranties, the other party having performed in all material respects its obligations under the Business Combination Agreement and no circumstances occurring that would reasonably be expected to have a material adverse effect on the other party.

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

Operating Segments
ASC 280 (Topic 280, “Segment Reporting”), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. At December 31, 2012, the Company had thirteen operating segments based on geographic regions within the United States: Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota. The Company aggregates its operating segments into one reportable segment.

Use of Estimates in Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by the Company include:

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
December 31, 2012, 2011 and 2010

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

Short-Term Investments
The Company's short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include U.S. Treasury securities with an original maturity of over 90 days. Unrealized gains, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive loss, a component of stockholders' equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period. The U.S. Treasury securities reported as of December 31, 2012 have contractual maturities of less than one year (See Note 4).

Inventories
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

	2012	2011	2010
Balance at beginning of period	$601	$2,494	$2,045
Additions:
Charged to expense	3,256	518	2
Direct reduction to revenue and other accounts	934	104	602
Deductions	(4,315)	(2,515)	(155)
Balance at end of period	$476	$601	$2,494

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	2012	2011
Construction-in-progress	$464,195	$354,068
Network infrastructure (1)	5,860,856	5,196,034
Office equipment	397,590	319,596
Leasehold improvements	60,994	60,635
Furniture and fixtures	19,357	18,087
Vehicles	488	455
	6,803,480	5,948,875
Accumulated depreciation and amortization (1)	(2,511,419)	(1,930,876)
Property and equipment, net	$4,292,061	$4,017,999
 ————————————

(1)
As of December 31, 2012 and 2011, approximately $341.1 million and $291.2 million, respectively, of network infrastructure assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $63.0 million and $41.9 million as of December 31, 2012 and 2011, respectively.

Property and equipment are stated at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset's useful life are charged to operating expenses as incurred. When the Company sells, disposes of or retires property and equipment, the related gains or losses are included in operating results. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are five to ten years for network infrastructure assets, three to ten years for capitalized interest, up to fifteen years for capital lease assets, approximately one to eight years for office equipment, which includes software and computer equipment, approximately three to seven years for furniture and fixtures and five years for vehicles. Leasehold improvements are amortized over the shorter of the remaining term of the lease and any renewal periods reasonably assured or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. The Company follows the provisions of ASC 835 (Topic 835, “Interest”), with respect to its FCC licenses and the related construction of its network infrastructure assets. Capitalization commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases at the point in which the asset is ready for its intended use. For the years ended December 31, 2012, 2011 and 2010, the Company capitalized interest in the amount of $17.5 million, $25.3 million and $24.5 million, respectively.

Impairment of Long-Lived Assets
The Company assesses potential impairments to its long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. In connection with the Proposed Transaction, an initial fair value assessment was performed by T-Mobile on the Company's property and equipment and the Company determined that an undiscounted cash flow recoverability analysis should be performed in accordance with ASC 360 (Topic 360, “Property, Plant, and Equipment”). As a result of that analysis, the Company concluded that the carrying value of its property and equipment was recoverable and there was no impairment as of December 31, 2012.

Long-Term Investments
The Company accounts for its investment securities in accordance with ASC 320 (Topic 320, “Investments - Debt and Equity Securities”). At December 31, 2012, all of the Company's long-term investment securities were reported at fair value. Due to the lack of availability of observable market quotes on the Company's investment portfolio of auction rate securities, the fair value was estimated based on valuation models that rely exclusively on unobservable inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Under the amended provisions of ASU 2009-13, the amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specific performance conditions (the “non-contingent amount”). The Company considered its customer service policies and historical practices and concluded that the amount of consideration received related to service revenue is contingent upon delivery of the wireless service as the customer may be entitled to a service credit if the Company did not adequately deliver the service. Any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer as it represents the non-contingent amount. Delivery of the wireless service generally occurs over the one month period following delivery and acceptance of the equipment by the customer as the Company does not require its customers to enter into long-term contracts. The fair value allocable to the undelivered wireless service element is based on the monthly service amounts charged to customers.

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

Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. The terms of the Company's return policy allows customers the right to return handsets within 7 days and 60 minutes of usage.

Federal Universal Service Fund (“FUSF”), E-911, and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company offers a family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports regulatory fees for the tax inclusive plans in cost of service on the accompanying consolidated statements of income and comprehensive income. When the Company separately assesses these regulatory fees on its customers for those service plans that do not include taxes or

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

regulatory fees, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying consolidated statements of income and comprehensive income. For the years ended December 31, 2012, 2011 and 2010, the Company recorded approximately $42.2 million, $68.6 million and $81.8 million, respectively, of FUSF, E-911, and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying statements of income and comprehensive income.

Costs and Expenses

The Company's costs and expenses include:

Cost of Service. The major components of the Company's cost of service are:

•	Cell Site Costs. The Company incurs expenses for the rent of cell sites, network facilities, engineering operations, field technicians and related utility and maintenance charges.

•
Interconnection Costs. The Company pays other communications companies and third-party providers for leased facilities and usage-based charges for transporting and terminating network traffic from the Company's cell sites and switching centers. The Company has pre-negotiated rates for transport and termination of calls originated by its customers, including negotiated interconnection agreements with relevant exchange carriers in each of its service areas.

•
Variable Long Distance. The Company pays charges to other communications companies for long distance service provided to its customers. These variable charges are based on its customers' usage, applied at pre-negotiated rates with the long distance carriers.

•
Roaming Costs. The Company pays charges to other wireless broadband mobile carriers for roaming services so its customers can receive wireless broadband mobile service when they travel outside the Company's own network service area.

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

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Although PCS, AWS, 700 MHz and microwave licenses are issued with a stated term between ten years and fifteen years, the renewal of PCS, AWS, 700 MHz and microwave licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS, AWS, 700 MHz and microwave licenses. As such, under the provisions of ASC 350 (Topic 350, "Intangibles - Goodwill and Other"), the Company's PCS, AWS, 700 MHz and microwave licenses and microwave relocation costs (collectively, the “indefinite-lived intangible assets”) are not amortized because they are considered to have indefinite lives, but are tested at least annually for impairment.

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

The Company uses an income approach, the Greenfield Methodology, to provide an indication of fair value for its indefinite-lived intangible assets.  Such methodology is based on the cash flow generating potential of a hypothetical start-up operation and assumes that the only assets upon formation are the underlying FCC licenses, and that the business enterprise does not have any other assets including goodwill or going concern value at the date of inception.  The start-up assumptions include utilization of the asset in its highest and best use and incorporate market participant assumptions for key factors, such as current and future technology, costs of telecommunications equipment, and workforce costs, considering the opportunities and constraints of the underlying spectrum as of the valuation date.

The Company believes that its estimates are consistent with assumptions that marketplace participants would use to estimate fair value. For the purpose of performing the annual impairment test as of September 30, 2012, the indefinite-lived intangible assets were aggregated and combined into a single unit of accounting, consistent with the management of the business on a national scope. No impairment was recognized as a result of the test performed at September 30, 2012 as the fair value of the indefinite lived intangible assets was in excess of the carrying value. Although the Company does not expect its estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within the discounted cash flow model when determining the fair value of the indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for the indefinite-lived intangible assets and may affect any related impairment charge. The most significant assumptions within the Company's discounted cash flow model are the discount rate, the projected growth rate, and projected cash flows. A one percent decline in annual revenue, a one percent decline in annual net cash flows or a one percent increase in discount rate would not have resulted in an impairment as of September 30, 2012.

Furthermore, if any of the indefinite-lived intangible assets are subsequently determined to have a finite useful life, such assets would be tested for impairment in accordance with ASC 360, and the intangible assets would then be amortized prospectively over the estimated remaining useful life. There have been no subsequent indicators of impairment including those indicated in ASC 360. Accordingly, no subsequent interim impairment tests were performed.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising costs totaled $199.5 million, $194.3 million and $187.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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
December 31, 2012, 2011 and 2010

taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition issues.

Other Comprehensive Income (Loss)
Unrealized gains on available-for-sale securities and cash flow hedging derivatives are reported in accumulated other comprehensive loss as a separate component of stockholders' equity until realized. Realized gains and losses on available-for-sale securities are included in interest income. Gains or losses on cash flow hedging derivatives reported in accumulated other comprehensive loss are reclassified to earnings in the period in which earnings are affected by the underlying hedged transaction. Accumulated other comprehensive loss consisted of a $0.2 million and $3.6 million comprehensive gain related to available-for-sale securities and a $9.8 million and $12.9 million net comprehensive loss related to cash flow hedging derivatives as of December 31, 2012 and 2011, respectively.

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

The following table summarizes the Company's asset retirement obligation transactions (in thousands):

	2012	2011
Beginning asset retirement obligations	$65,126	$59,036
Liabilities incurred	1,731	1,084
Liabilities settled	(151)	(218)
Accretion expense	6,626	5,224
Ending asset retirement obligations	$73,332	$65,126

Earnings per Share
Basic earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as EPS after assuming issuance of common stock for all potentially dilutive equivalent shares, whether exercisable or not.

In accordance with ASC 260 (Topic 260, “Earnings Per Share”), unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. Under certain of the Company's restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. During the years ended December 31, 2012, 2011 and 2010,

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

the Company issued restricted stock awards. In accordance with ASC 260, certain of those unvested restricted stock awards are considered a “participating security” for purposes of computing earnings per common share and are therefore included in the computation of basic and diluted earnings per common share. When determining basic earnings per common share under ASC 260, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed (See Note 16).

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," addressing how to measure fair value and what disclosures to provide about fair value measurements. This amendment is largely consistent with the existing GAAP guidance, but aligned the international guidance and eliminated unnecessary wording differences between GAAP and International Financial Reporting Standards ("IFRS"). The amendment was effective for interim and annual periods beginning after December 15, 2011, and was applied prospectively. The implementation of this standard did not affect the Company's financial condition, results of operations, or cash flows.

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

4.	Short-term Investments:
Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of December 31, 2012
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
U.S. Treasury securities	244,862	128	—	244,990
Total short-term investments	$244,862	$128	$—	$244,990

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	As of December 31, 2011
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
Equity securities	$7	$—	$(6)	$1
U.S. Treasury securities	299,939	32	—	299,971
Total short-term investments	$299,946	$32	$(6)	$299,972

Gain on Settlement

In September 2012, the Company settled arbitration and litigation proceedings related to certain auction rate securities. Pursuant to the terms of the confidential settlement agreement, the Company received $52.5 million in cash in exchange for the release of all current and future claims that the Company may have relating to the sale of such securities to the Company, and the Company retains the rights to sell its investment in such securities at a later date. In October 2012, the Company sold certain of its auction rate securities for approximately $8.1 million in cash.

5.	Derivative Instruments and Hedging Activities:
In October 2010, MetroPCS Wireless, Inc. ("Wireless") entered into three separate two-year interest rate protection agreements to manage its interest rate risk exposure under its Wireless' senior secured credit facility, as amended (the "Senior Secured Credit Facility"). These agreements were effective on February 1, 2012 and cover a notional amount of $950.0 million and effectively convert this portion of Wireless’ variable rate debt to fixed rate debt at a weighted average annual rate of 4.908%. These agreements expire on February 1, 2014.
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
Interest rate protection agreements are entered into to manage interest rate risk associated with Wireless’ variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the year ended December 31, 2012, the change in fair value did not result in ineffectiveness.
At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $13.7 million of net losses that are reported in accumulated other comprehensive loss at December 31, 2012 are expected to be reclassified into earnings within the next 12 months.
Cross-default Provisions
Wireless’ interest rate protection agreements contain cross-default provisions to its Senior Secured Credit Facility. Wireless’ Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the Senior Secured Credit Facility. If Wireless were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position as of December 31, 2012 is $16.0 million.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of December 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Other current liabilities	$(13,656)	Other current liabilities	$(11,644)
Interest rate protection agreements	Other long-term liabilities	(2,355)	Other long-term liabilities	(9,371)
Total derivatives designated as hedging instruments under ASC 815		$(16,011)		$(21,015)

The Effect of Derivative Instruments on the Consolidated Statement of Income and Comprehensive Income
For the Year Ended December 31,

(in thousands)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011	2010		2012	2011	2010
Interest rate protection agreements	$(10,060)	$(36,120)	$(12,146)	Interest expense	$(15,064)	$(23,414)	$(28,696)

6.	Intangible Assets:

The changes in the carrying value of intangible assets during the years ended December 31, 2012 and 2011 are as follows (in thousands):

	FCC Licenses	Microwave Relocation Costs
Balance at January 1, 2011	$2,500,192	$22,049
Additions	13,578	3,222
Disposals	—	—
Balance at December 31, 2011	$2,513,770	$25,271
Additions	22,038	1,328
Disposals	—	—
Balance at December 31, 2012	$2,535,808	$26,599

FCC licenses represent the PCS licenses acquired by the Company in the FCC auctions in May 1996 and February 2005, the AWS licenses acquired in FCC Auction 66, the 700 MHz license acquired in FCC Auction 73 and FCC licenses acquired from other licensees.

The grant of the licenses by the FCC subjects the Company to certain FCC ongoing ownership restrictions. Should the Company cease to continue to qualify under such ownership restrictions, the PCS, AWS, 700 MHz and microwave licenses may be subject to revocation or require the payment of fines or forfeitures. Although PCS, AWS,700 MHz and microwave licenses are issued with a stated term, ten years in the case of the PCS licenses, fifteen years in the case of the AWS licenses, approximately ten years for 700 MHz licenses and ten years for microwave licenses, the renewal of PCS, AWS, 700 MHz and microwave licenses is generally a routine matter without substantial cost and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors exist as of December 31, 2012 that limit the useful life of its PCS, AWS, 700 MHz and microwave licenses.

Other Spectrum Acquisitions

During the year ended December 31, 2010, the Company closed on various agreements for the exchange of spectrum including a net aggregate amount of $3.0 million in cash consideration paid. The exchanges of spectrum resulted in a gain on disposal of assets in the amount of $45.8 million.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

During the year ended December 31, 2012, the Company closed on the acquisition of microwave spectrum including a net aggregate amount of $22.0 million in cash consideration paid.

7.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	2012	2011
Accounts payable	$196,522	$211,890
Book overdraft	14,851	5,171
Accrued accounts payable	121,556	108,385
Accrued liabilities	45,942	39,585
Payroll and employee benefits	41,662	40,356
Accrued interest	39,804	41,253
Taxes, other than income	41,133	57,795
Income taxes	459	7,911
Accounts payable and accrued expenses	$501,929	$512,346

8.	Supplemental Balance Sheet Information:

Other current liabilities consisted of the following (in thousands):

	2012	2011
Deferred vendor credits (1)	$40,111	$—
Derivative liabilities	13,656	11,644
Other	17,832	13,568
	$71,599	$25,212
 ————————————

(1)	Deferred vendor credits consist of credit memos received from a vendor that will be earned upon the return of certain network equipment.

9.	Long-term Debt:
Long-term debt consisted of the following (in thousands):

	2012	2011
Senior Secured Credit Facility	$2,446,526	$2,471,916
7 7/8% Senior Notes	1,000,000	1,000,000
6 5/8% Senior Notes	1,000,000	1,000,000
Capital Lease Obligations	321,740	281,167
Total long-term debt	4,768,266	4,753,083
Add: unamortized discount on debt	(7,514)	(8,602)
Total debt	4,760,752	4,744,481
Less: current maturities	(36,640)	(33,460)
Total long-term debt	$4,724,112	$4,711,021

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Maturities of the principal amount of long-term debt, excluding capital lease obligations, at face value are as follows (in thousands):

For the Year Ending December 31,
2013	$25,390
2014	25,390
2015	25,390
2016	957,856
2017	15,000
Thereafter	3,397,500
Total	$4,446,526

9¼% Senior Notes due 2014

In November 2006, Wireless completed the sale of $1.0 billion of principal amount of 9¼% Senior Notes due 2014, (the “Initial Notes”). On June 6, 2007, Wireless completed the sale of an additional $400.0 million of 9 1/4% Senior Notes due 2014 (the “Additional Notes”) under the existing indenture governing the Initial Notes at a price equal to 105.875% of the principal amount of such Additional Notes. On January 20, 2009, Wireless completed the sale of an additional $550.0 million of 9¼% Senior Notes due 2014 (the “New 9¼% Senior Notes” and, together with the Initial Notes and Additional Notes, the “9¼% Senior Notes”) under a new indenture, substantially similar to the indenture governing the Initial Notes, at a price equal to 89.50% of the principal amount of such New 9¼% Senior Notes.

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
7 7/8% Senior Notes due 2018
In September 2010, Wireless completed the sale of $1.0 billion of principal amount of 7 7/8% Senior Notes due 2018 (“7 7/8% Senior Notes”). The terms of the 7 7/8% Senior Notes are governed by the indenture, the first supplemental indenture, dated September 21, 2010, the third supplemental indenture, dated December 23, 2010, and the fifth supplemental indenture, dated December 14, 2012, among Wireless, the guarantors party thereto and the trustee. The net proceeds of the sale of the 7 7/8% Senior Notes were $974.0 million after underwriter fees, discounts and other debt issuance costs of $26.0 million.
6 5/8% Senior Notes due 2020
In November 2010, Wireless completed the sale of $1.0 billion of principal amount of 6 5/8% Senior Notes due 2020 (“6 5/8% Senior Notes”). The terms of the 6 5/8% Senior Notes are governed by the indenture, the second supplemental indenture, dated November 17, 2010, the fourth supplemental indenture, dated December 23, 2010, and the sixth supplemental indenture, dated December 14, 2012, among Wireless, the guarantors party thereto and the trustee. The net proceeds of the sale of the 6 5/8% Senior Notes were $988.1 million after underwriter fees, discounts and other debt issuance costs of approximately $11.9 million.
Consent Solicitation
In December 2012, Wireless commenced a consent solicitation, seeking to amend the indentures governing its 7 7/8% Senior Notes and 6 5/8% Senior Notes, (collectively, the "Notes"). Following the receipt of the requisite consents in the consent solicitation, Wireless, the guarantors named therein and the trustee entered into a Fifth Supplemental Indenture which will govern the 7 7/8% Senior Notes and a Sixth Supplemental Indenture which will govern the 6 5/8% Senior Notes, (the "Supplemental Indentures"). Among other things, the Supplemental Indentures modified the definition of “Change in Control” in such indentures so that the consummation of the Proposed Transaction will not be considered a change in control under the indentures governing the Notes. The Supplemental Indentures, upon consummation of the Proposed Transaction, also

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

conformed the covenants, events of default and other non-economic terms previously applicable to the Notes to certain covenants, events of default and other non-economic terms that are anticipated to apply to certain notes to be sold by T-Mobile to Deutsche Telekom. Further, the Supplemental Indentures also made certain other changes to the covenants, events of default and other non-economic terms of the Notes that will apply only until such time, if any, as the Notes are assumed by T-Mobile upon the consummation of the Proposed Transaction, but that will be permanent if the Proposed Transaction is not consummated. In connection with the consent solicitation, the Company incurred $10.0 million in fees that were treated as deferred debt issuance costs and a cash outflow from financing activities in the statement of cash flows.
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
The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The weighted average rate as of December 31, 2012 was 4.624%, which includes the impact of the interest rate protection agreements (See Note 5).

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Capital Lease Obligations
The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2027. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of December 31, 2012, the Company had $11.3 million and $310.5 million of capital lease obligations recorded in current maturities of long-term debt and long-term debt, respectively.

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

Included in the Company’s cash equivalents are investments in money market funds consisting of U.S. Treasury securities with an original maturity of 90 days or less. Included in the Company’s short-term investments are securities classified as available-for-sale, which are stated at fair value. These securities include U.S. Treasury securities with an original maturity of over 90 days. Fair value is determined based on observable quotes from banks and unadjusted quoted market prices from identical securities in an active market at the reporting date. Quoted market prices for identical assets are observable in the active markets and are classified as Level 1 in the hierarchy.
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
Included in the Company’s derivative financial instruments are interest rate swaps. Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate inputs such as interest rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the hierarchy.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2012, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,364,391	$—	$—	$2,364,391
Short-term investments	244,990	—	—	244,990
Restricted cash and investments	4,929	—	—	4,929
Long-term investments	—	—	1,679	1,679
Total assets measured at fair value	$2,614,310	$—	$1,679	$2,615,989
Liabilities
Derivative liabilities	$—	$16,011	$—	$16,011
Total liabilities measured at fair value	$—	$16,011	$—	$16,011

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,815,538	$—	$—	$1,815,538
Short-term investments	299,972	—	—	299,972
Restricted cash and investments	2,576	—	—	2,576
Long-term investments	—	—	6,319	6,319
Total assets measured at fair value	$2,118,086	$—	$6,319	$2,124,405
Liabilities
Derivative liabilities	$—	$21,015	$—	$21,015
Total liabilities measured at fair value	$—	$21,015	$—	$21,015
The following table summarizes the changes in fair value of the Company’s net derivative liabilities included in Level 2 assets (in thousands):

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	2012	2011
Beginning balance	$21,015	$8,309
Total losses (realized or unrealized):
Included in earnings (1)	15,064	23,414
Included in accumulated other comprehensive loss	(10,060)	(36,120)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$16,011	$21,015
  ————————————

(1)
Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the consolidated statements of income and comprehensive income.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table summarizes the changes in fair value of the Company’s Level 3 assets (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Long-Term Investments
	2012	2011
Beginning balance	$6,319	$6,319
Total gains (realized or unrealized):
Included in earnings	(6,859)	—
Included in accumulated other comprehensive income (loss)	3,429	—
Transfers in and/or out of Level 3	—	—
Purchases, sales, issuances and settlements	(1,210)	—
Ending balance	$1,679	$6,319

The carrying value of the Company’s financial instruments, with the exception of long-term debt including current maturities, reasonably approximate the related fair values as of December 31, 2012 and 2011. The fair value of the Company’s long-term debt, excluding capital lease obligations, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 2012, the carrying value and fair value of long-term debt, including current maturities, were $4.4 billion and approximately $4.6 billion, respectively. As of December 31, 2011, the carrying value and fair value of long-term debt, including current maturities, were $4.5 billion and $4.4 billion, respectively.

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at December 31, 2012 and 2011 and have not been revalued since those dates. As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the diversity of the Company's indirect retailer base.

12.	Commitments and Contingencies:

The Company has entered into a broadband services agreement with a carrier for backhaul and interconnect facilities at specified prices. The term of this agreement expires in 2017. The minimum commitment under this pricing agreement is approximately $163.4 million as of December 31, 2012.

The Company has entered into sponsorship agreements with various vendors. The terms of these agreements expire on various dates through September 30, 2017. The total aggregate commitment outstanding under these agreements is approximately $25.7 million as of December 31, 2012.

The Company has entered into managed service agreements with various vendors. The terms of these agreements expire on various dates through September 30, 2017. The total aggregate commitment outstanding under these agreements is approximately $17.3 million as of December 31, 2012.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Pricing Agreements

In January 2013, the Company entered into a pricing agreement with a handset manufacturer for the purchase of wireless handsets at specified prices. This agreement expires on March 31, 2013. The total aggregate commitment outstanding under this pricing agreement is approximately $74.5 million.

Operating and Capital Leases

The Company has entered into non-cancelable operating lease agreements to lease facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks. Total rent expense for the years ended December 31, 2012, 2011 and 2010 was $384.9 million, $358.7 million and $325.1 million, respectively.

The Company entered into various non-cancelable distributed antenna systems (“DAS”) capital lease agreements, with varying expiration terms through 2027.

Future annual minimum rental payments required for all non-cancelable operating and capital leases at December 31, 2012 are as follows (in thousands):

For the Year Ending December 31,	Operating Leases	Capital Leases
2013	$366,202	$40,411
2014	365,006	41,605
2015	361,655	42,853
2016	341,252	44,139
2017	301,513	45,389
Thereafter	698,557	355,473
Total minimum future lease payments	$2,434,185	569,870
Amount representing interest and maintenance		(248,130)
Present value of minimum lease payments		321,740
Current portion		(11,250)
Long-term capital lease obligations		$310,490

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

The following table provides aggregate information about the commitments under the Company's purchase obligations and other agreements as of December 31, 2012 (in thousands):

For the Year Ending December 31,
2013	$135,406
2014	2,102
2015	2,165
2016	2,199
2017	2,205

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Since the announcement on October 3, 2012 of the execution of the business combination agreement, MetroPCS, Deutsche Telekom, Global, Holding, T-Mobile (Deutsche Telekom, Global, Holding and T-Mobile, collectively, referred to herein as the T-Mobile defendants) and the members of the MetroPCS board, referred to as the MetroPCS board members, including an officer of MetroPCS, have been named as defendants in multiple putative stockholder derivative and class action complaints challenging the transaction.

The lawsuits include:

•
a putative class action lawsuit filed by Paul Benn, an alleged MetroPCS stockholder, on October 11, 2012 in the Delaware Court of Chancery, Paul Benn v. MetroPCS Communications, Inc. et al., Case No. C.A. 7938-CS, referred to as the Benn action;

•
a putative class action lawsuit filed by Joseph Marino, an alleged MetroPCS stockholder, on October 11, 2012 in the Delaware Court of Chancery, Joseph Marino v. MetroPCS Communications, Inc. et al., Case No. C.A. 7940-CS, referred to as the Marino action;

•
a putative class action lawsuit filed by Robert Picheny, an alleged MetroPCS stockholder, on October 22, 2012 in the Delaware Court of Chancery, Robert Picheny v. MetroPCS Communications, Inc. et al., Case No. C.A. 7971-CS, referred to as the Picheny action;

•
a putative class action filed by James S. McLearie, an alleged MetroPCS stockholder, on November 5, 2012 in the Delaware Court of Chancery, James McLearie v. MetroPCS Communications, Inc. et al., Case No. C.A. 8009-CS, referred to as the McLearie action, and together with the Benn action, the Marino action and the Picheny action, the Delaware actions;

•
a putative class action and shareholder derivative action filed by Adam Golovoy, an alleged MetroPCS stockholder, on October 10, 2012 in the Dallas, Texas County Court at Law, Adam Golovoy et al. v. Deutsche Telekom et al., Cause No. CC-12-06144-A, referred to as the Golovoy action; and

•
a putative class action and shareholder derivative action filed by Nagendra Polu and Fred Lorquet, who are alleged MetroPCS stockholders, on October 10, 2012 in the Dallas, Texas County Court at Law, Nagendra Polu et al. v. Deutsche Telekom et al., Cause No. CC-12-06170-E, referred to as the Polu action, and together with the Golovoy action, the Texas actions.

 The various plaintiffs in the lawsuits allege that the individual defendants breached their fiduciary duties by, among other things, failing to (i) obtain sufficient value for the MetroPCS stockholders in the transaction, (ii) establish a process that adequately protected the interests of the MetroPCS stockholders, and (iii) adequately ensure that no conflicts of interest occurred. The plaintiffs also allege that the individual defendants breached their fiduciary duties by agreeing to certain terms in

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

the business combination agreement that allegedly restricted the defendants' ability to obtain a more favorable offer from a competing bidder and that such provisions, together with including certain of the provisions together with the voting support agreement and the rights agreement amendment constitute breaches of the individual defendants' fiduciary duties. The plaintiffs seek injunctive relief, unspecified damages, an order rescinding the business combination agreement, unspecified punitive damages, attorney's fees, other expenses, and costs. All of the plaintiffs seek a determination that their alleged claims may be asserted on a class-wide basis. In addition, the plaintiffs in the Texas actions assert putative derivative claims, as stockholders on behalf of MetroPCS, against the individually named defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste in connection with the transaction.

On November 5, 2012, the plaintiff in the Golovoy action filed a motion seeking to restrain and enjoin the MetroPCS and the MetroPCS board members, referred to collectively as the MetroPCS defendants, from complying with the “force-the-vote” provision in the business combination agreement and from declaring a distribution date under, or issuing rights certificates in conjunction with, MetroPCS' rights agreement, referred to as the Texas TRO motion. On November 12, 2012, the MetroPCS defendants filed a motion to dismiss or stay the Texas actions based on a mandatory forum selection provision in the MetroPCS bylaws, which requires that all derivative claims and all claims for breach of fiduciary duty against the MetroPCS board members must be filed and litigated only in the Delaware Court of Chancery, and sought dismissal for failure to plead standing to pursue derivative claims on behalf of MetroPCS.

On November 16, 2012, the trial court in the Golovoy action, referred to as the Texas trial court, issued a temporary restraining order, which we refer to as the TRO order, restraining the MetroPCS defendants from complying with the “force the vote” provision in the business combination agreement and from declaring a distribution date under, or issuing rights certificates in conjunction with, MetroPCS' rights agreement, and set a temporary injunction hearing for November 29, 2012.

On November 19, 2012, the MetroPCS defendants and the T-Mobile defendants filed a petition for writ of mandamus and a motion to stay, referred to as the Texas mandamus petition, with the Court of Appeals for the Fifth District at Dallas, referred to as the Texas appellate court, to stay and overturn the TRO order based on the mandatory forum selection provision in the MetroPCS bylaws, which requires that the claims in the Texas actions must be dismissed and pursued only in the Delaware Court of Chancery, and on a lack of evidence supporting the findings in the TRO order or establishing a basis for such TRO order, and to stay the temporary injunction hearing. On November 20, 2012, the Texas appellate court stayed the Texas trial court's ruling, cancelled the scheduled temporary injunction hearing, and ordered briefing on the issues raised in the petition for writ of mandamus.

On November 28, 2012, the plaintiff in the Marino action filed an amended class action complaint alleging breach of fiduciary duty by the MetroPCS board members in connection with the terms of the business combination agreement, as well as alleging that MetroPCS has failed to make full and fair disclosure in the Company's preliminary proxy, for the special meeting of its stockholders to approve the Transaction, of all information and analyses presented to and considered by the MetroPCS board members, and alleging that the T-Mobile defendants aided and abetted such claimed breaches of fiduciary duty, and motions seeking expedited proceeding and discovery and to enjoin the defendants from taking any action to consummate the business combination between MetroPCS and the T-Mobile defendants. No hearing has been set on these motions. On November 30, 2012, all of the Delaware actions were consolidated into a single action, now captioned MetroPCS Communications, Inc. Shareholder Litigation, Consolidated C.A. No. 7938-CS. The Company and the plaintiffs in the Marino action entered into a discovery stipulation under which the Company produced certain documents by January 25, 2013 and the plaintiff conducted depositions of a corporate representative of Evercore, the Chairman of the Special Committee and our Chief Executive Officer, which depositions were completed by February 14, 2013.  The Delaware Court of Chancery had set the preliminary injunction hearing on February 28, 2013, with plaintiffs' brief due on February 15, 2013.  On February 15, 2013, rather than file their brief, plaintiffs sent a letter to the Delaware Court of Chancery notifying the Court that plaintiffs did not intend to file a brief, that their disclosure claims had become moot based on revised proxy materials MetroPCS had filed with the SEC which contained additional disclosure, and that the preliminary injunction hearing should be removed from the Court's docket.

On January 8, 2013, the Texas appellate court conditionally granted the Texas mandamus petition and ordered the Texas trial court to vacate the TRO order, render an order denying the Texas TRO motion, and render an order granting the MetroPCS defendants' and T-Mobile defendants' motion to stay the action until MetroPCS defendants' and T-Mobile defendants' motion to dismiss or stay the action is decided by the Texas trial court. A hearing is currently set on such motion for April 5, 2013.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The MetroPCS defendants plan to defend vigorously against the claims made in the Delaware actions and the Texas actions.

13.	Share-Based Payments:

In accordance with ASC 718, the Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments, which includes stock options granted and restricted stock awards to employees and non-employee members of MetroPCS' Board of Directors. The Company records stock-based compensation expense in cost of service and selling, general and administrative expenses. Stock-based compensation expense was approximately $38.0 million, $41.8 million and $46.5 million and related deferred tax benefits of approximately $14.4 million, $15.8 million, and $17.9 million were recognized for the years ended December 31, 2012, 2011 and 2010, respectively. Cost of service for the years ended December 31, 2012, 2011 and 2010 includes $3.0 million, $3.5 million and $3.5 million, respectively, of stock-based compensation. Selling, general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 include $35.0 million, $38.3 million and $43.0 million, respectively, of stock-based compensation.

MetroPCS has three equity compensation plans (the “Equity Plans”) under which it grants stock awards: the Second Amended and Restated 1995 Stock Option Plan, as amended (“1995 Plan”), the Amended and Restated 2004 Equity Incentive Compensation Plan (“2004 Plan”), and the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan (“2010 Plan”). The 1995 Plan was terminated in November 2005 and no further awards can be made under the 1995 Plan, but all awards previously granted will remain valid in accordance with their original terms. The 2004 Plan has 40,500,000 shares of common stock reserved for issuance under the plan, and in June 2010, shareholders of MetroPCS Communications, Inc. approved the adoption of the 2010 Plan which authorized a reserve of up to an additional 18,075,825 shares of common stock for issuance under the 2010 Plan. Vesting periods and terms for stock awards are determined by the plan administrator, which is MetroPCS' Board of Directors for the 1995 Plan and the Compensation Committee of the Board of Directors of MetroPCS for the 2004 Plan and the 2010 Plan. No award granted under the 1995 Plan has a term in excess of fifteen years and no awards granted under the 2004 Plan and the 2010 Plan shall have a term in excess of ten years. Awards granted during the years ended December 31, 2012, 2011 and 2010 have a vesting period of three to four years and options to purchase common stock are only exercisable upon vesting.

Compensation expense is recognized over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

Stock Option Grants

The value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the option grants in the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected dividends	—%	—%	—%
Expected volatility	60.00%	49.88%	54.74%
Risk-free interest rate	0.81%	2.06%	2.24%
Expected lives in years	5.00	5.00	5.00
Weighted-average fair value of options:
Granted at fair value	$4.84	$6.49	$3.23
Weighted-average exercise price of options:
Granted at fair value	$9.52	$14.37	$6.62

The Black-Scholes model requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Expected volatility is calculated based on an analysis of historic and implied volatility measures for MetroPCS' own volatility and for a set of peer companies. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options.

A summary of the status of stock options granted under the Company's Equity Plans as of December 31, 2012, and changes during the period then ended, is presented in the table below:

	2012
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	28,745,562	$14.54
Granted	4,168,996	$9.52
Exercised	(996,325)	$6.13
Forfeited	(711,045)	$15.00
Outstanding, end of year	31,207,188	$14.13
Options vested or expected to vest at year-end	30,739,977	$14.18
Options exercisable at year-end	23,830,228	$15.20

Options vested or expected to vest under the Equity Plans as of December 31, 2012 have a total aggregate intrinsic value of approximately $21.2 million and a weighted average remaining contractual life of 5.68  years. Options exercisable under the Equity Plans as of December 31, 2012 have a total aggregate intrinsic value of approximately $16.2 million and a weighted average remaining contractual life of 4.87 years.

The intrinsic value of options exercised during the year ended December 31, 2012 was approximately $4.6 million and total proceeds were approximately $6.1 million. During the year ended December 31, 2011, the intrinsic value of options exercised was approximately $42.7 million and total proceeds were approximately $59.1 million. During the year ended December 31, 2010, the intrinsic value of options exercised was approximately $12.9 million and total proceeds were approximately $10.1 million.

The weighted average grant-date fair value of the stock option grants for the years ended December 31, 2012, 2011 and 2010 was $4.84, $6.49 and $3.23, respectively. The total fair value of stock options that vested during the years ended December 31, 2012, 2011 and 2010 was $20.9 million, $26.7 million, and $41.7 million, respectively.

As of December 31, 2012, there was approximately $30.7 million of unrecognized stock option compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2.51  years.

During the year ended December 31, 2010, 55,625 shares of common stock were tendered to the Company by an employee to cover the income tax obligation allocation with a stock option exercise. These shares were accounted for as treasury stock.

Restricted Stock Awards

Restricted stock awards are share awards that entitle the holder to receive shares of the Company's common stock which become fully tradable upon vesting. During the years ended December 31, 2012, 2011 and 2010, pursuant to the 2004 Plan and 2010 Plan, the Company issued 1,774,137, 1,771,639 and 1,947,574 restricted stock awards, respectively. The restricted stock awards granted generally vest on a four-year vesting schedule with 25% vesting on the first anniversary date of the award and the remainder pro-rata on a monthly or quarterly basis thereafter. The Company determined the grant-date fair value of the restricted stock awards granted during the years ended December 31, 2012, 2011 and 2010 to be approximately $16.9 million, $25.4 million and $12.8 million, respectively, based on the closing price of the Company's common stock on the New York Stock Exchange on the grant dates. The estimated compensation cost of the restricted stock awards, which is equal to the fair value of the awards on the date of grant net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Vesting in the restricted stock awards triggers an income tax obligation for the employee that is required to be remitted to the relevant tax authorities. To effect the tax withholding, the Company has agreed to repurchase a sufficient number of common shares from the employee to cover the income tax obligation. The stock repurchase is being accounted for as treasury stock. During the year ended December 31, 2012, the Company repurchased 454,356 shares of common stock, respectively, from certain employees to settle the income tax obligation associated with vesting in restricted stock awards.

The following table summarizes information about restricted stock award activity:

	2012
Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value
Unvested balance, beginning of year	3,147,386	$11.75
Grants	1,774,137	$9.52
Vested shares	(1,490,273)	$11.96
Forfeitures	(128,291)	$10.67
Unvested balance, end of year	3,302,959	$10.50

At December 31, 2012, there was $27.8 million of total unrecognized compensation cost related to unvested restricted stock and that cost is expected to be recognized over a weighted-average period of 2.46 years. The total fair value of vested shares granted that was recognized as compensation expense related to restricted stock for the year ended December 31, 2012 was $17.0 million.

14.	Employee Benefit Plan:

The Company sponsors a savings plan under Section 401(k) of the Internal Revenue Code for the majority of its employees. The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. In accordance with the Company's limited matching contribution policy, the Company contributed approximately $1.4 million, $1.3 million and $1.2 million to the savings plan during the years ended December 31, 2012, 2011 and 2010, respectively.

15.	Income Taxes:

The provision (benefit) for taxes on income consisted of the following (in thousands):

	2012	2011	2010
Current:
Federal	$—	$—	$—
State	(3,522)	3,729	3,401
	(3,522)	3,729	3,401
Deferred:
Federal	181,150	162,695	105,090
State	35,658	11,922	10,388
	216,808	174,617	115,478
Provision for income taxes	$213,286	$178,346	$118,879

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the consolidated statements of income and comprehensive income for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
U.S. federal income tax provision at statutory rate	$212,611	$167,880	$109,303
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax impact	26,499	14,408	15,319
Change in valuation allowance	(20,746)	652	—
Provision (benefit) for tax uncertainties	(3,169)	434	267
Permanent items	524	330	710
Tax credits	(1,164)	(4,809)	(6,893)
Other	(1,269)	(549)	173
Provision for income taxes	$213,286	$178,346	$118,879

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The Company's net deferred tax liability consisted of the following deferred tax assets and liabilities (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$463,245	$604,402
Deferred revenue	17,297	17,065
Deferred rent	44,491	38,963
Deferred compensation	63,181	57,594
Asset retirement obligation	12,857	6,479
Credit carryforwards	20,543	18,081
Other comprehensive loss	5,538	7,493
Capital loss limitation	5,568	7,388
Transaction taxes	3,946	3,896
Transaction costs	6,600	—
Unrealized loss on investments	21,088	39,751
Other	12,121	13,126
Gross deferred tax assets	676,475	814,238
Valuation allowance	(27,064)	(47,810)
Total deferred tax assets, net	649,411	766,428
Deferred tax liabilities:
Depreciation	(1,063,610)	(1,030,016)
Deferred costs	(30,332)	(28,976)
FCC licenses	(424,789)	(370,082)
Partnership interest	(154,469)	(142,439)
Other	(4,092)	(4,807)
Deferred tax liabilities	(1,677,292)	(1,576,320)
Net deferred tax liability	$(1,027,881)	$(809,892)

Deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Current deferred tax asset	$3,493	$7,214
Non-current deferred tax liability	(1,031,374)	(817,106)
Net deferred tax liability	$(1,027,881)	$(809,892)

At December 31, 2012 the Company has approximately $1.3 billion and $200.0 million of financial reporting net operating loss carryforwards for federal and state income tax purposes, respectively. The Company has no current federal income tax liability as of December 31, 2012 and 2011. The Company's net operating loss carryforwards for federal and state

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

tax purposes were approximately $136.5 million and $72.3 million, respectively, greater than its net operating loss carryforwards for financial reporting purposes due to the Company's inability to realize excess tax benefits under ASC 718 until such benefits reduce income taxes payable. The federal net operating loss will begin to expire in 2023. The state net operating losses will begin to expire in 2013. At December 31, 2012 the Company has approximately $0.2 million of alternative minimum tax credit carryforwards for state income tax purposes. These alternative minimum tax credits carryforward indefinitely.

Financial statement deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that realization of the deferred tax assets is more likely than not based on the future reversal of existing temporary differences which give rise to the deferred tax liabilities, with the exception of the deferred tax asset related to the unrealized loss on investments. During 2009, an impairment of investments was recorded for financial statement purposes resulting in an unrealized loss on investments. Recognition of this unrealized loss for tax purposes would result in a capital loss. The Company has not generated capital gains within the carryback period and does not anticipate, at this time, generating sufficient capital gains within the carryforward period to realize this deferred tax asset. However, during the quarter ended September 30, 2012, the Company reduced its valuation allowance by $20.7 million due to a settlement related to certain securities which reduced the potential capital loss exposure to the Company. Therefore, the Company has a valuation allowance of $27.1 million and $47.8 million, respectively, as of December 31, 2012 and 2011.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits are as follows (in thousands):

	2012	2011	2010
Balance at beginning of period	$6,084	$6,084	$6,084
Increases for tax provisions taken during a prior period	—	—	—
Increases for tax provisions taken during the current period	—	—	—
Decreases relating to settlements	(2,773)	—	—
Decreases resulting from the expiration of the statute of limitations	—	—	—
Balance at end of period	$3,311	$6,084	$6,084

The net amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.2 million and $4.0 million as of December 31, 2012 and 2011, respectively. Additionally, the net interest and penalties which would affect the effective tax rate is $3.4 million and $5.8 million as of December 31, 2012 and 2011, respectively. The Company continues to recognize both interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized a release of gross interest and penalties of $3.2 million for the year ended December 31, 2012. The Company recognized gross interest and penalties of $0.4 million and $0.6 million during the years ended December 31, 2012 and 2011, respectively. Accrued gross interest and penalties were $4.7 million and $7.6 million as of December 31, 2012 and 2011, respectively.

There are various state income tax examinations currently in progress for the Company and/or certain of its subsidiaries for various tax years. Management does not believe these examinations will have a significant effect on the Company's tax position. In January 2012, the Company finalized a settlement agreement with a state to resolve a disputed tax position. The position was fully reserved as of December 31, 2011 and the settlement resulted in an income tax benefit of $3.7 million during the year ended December 31, 2012.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

16.	Net Income Per Common Share:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011	2010
Basic EPS:
Net income applicable to common stock	$394,172	$301,310	$193,415
Amount allocable to common shareholders	99.4%	99.1%	99.3%
Rights to undistributed earnings	$391,814	$298,583	$192,044
Weighted average shares outstanding—basic	363,449,061	360,410,168	353,711,045
Net income per common share—basic	$1.08	$0.83	$0.54
Diluted EPS:
Rights to undistributed earnings	$391,814	$298,583	$192,044
Weighted average shares outstanding—basic	363,449,061	360,410,168	353,711,045
Effect of dilutive securities:
Stock options	1,431,242	3,427,772	2,424,044
Weighted average shares outstanding—diluted	364,880,303	363,837,940	356,135,089
Net income per common share—diluted	$1.07	$0.82	$0.54
In accordance with ASC 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents, whether paid or unpaid, are considered a “participating security” for purposes of computing earnings or loss per common share and the two-class method of computing earnings per share is required for all periods presented. Under certain of the Company's restricted stock award agreements, unvested shares of restricted stock have rights to receive non-forfeitable dividends. In accordance with ASC 260, certain of those unvested restricted stock awards are considered a "participating security" for purposes of computing earnings per common share and are therefore included in the computation of basic and diluted earnings per common share.
For the years ended December 31, 2012, 2011 and 2010, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the years ended December 31, 2012, 2011 and 2010, approximately 2.2 million, 3.1 million and 2.6 million, respectively, of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.
For the years ended December 31, 2012, 2011 and 2010, approximately 25.3 million, 18.0 million and 25.0 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

17.	Guarantor Subsidiaries:
In connection with Wireless’ 7 7/8% Senior Notes, 6 5/8% Senior Notes, and the Senior Secured Credit Facility, MetroPCS, together with its wholly-owned subsidiary, MetroPCS, Inc., and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees which are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility, the indentures and the supplemental indentures governing the 7 7/8% Senior Notes and 6 5/8% Senior Notes restrict the ability of Wireless to loan funds to MetroPCS or MetroPCS, Inc. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility, the indentures and the supplemental indentures governing the 7 7/8% Senior Notes and 6 5/8% Senior Notes.
The following information presents condensed consolidating balance sheet information as of December 31, 2012 and 2011, condensed consolidating statement of income information for the years ended December 31, 2012, 2011 and 2010, and condensed consolidating statement of cash flows information for the years ended December 31, 2012, 2011 and 2010 of the parent company (MetroPCS), the issuer (Wireless), and the guarantor subsidiaries. Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Balance Sheet Information
As of December 31, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$781,987	$1,585,588	$727	$—	$2,368,302
Accounts receivable, net	—	98,463	190	—	98,653
Advances to subsidiaries	705,909	—	—	(705,909)	—
Other current assets	245,051	356,310	118,987	—	720,348
Total current assets	1,732,947	2,040,361	119,904	(705,909)	3,187,303
Property and equipment, net	—	960	4,291,101	—	4,292,061
Long-term investments	1,679	—	—	—	1,679
Investment in subsidiaries	1,632,822	5,530,165	—	(7,162,987)	—
FCC licenses	—	3,800	2,558,607	—	2,562,407
Other assets	—	120,874	25,091	—	145,965
Total assets	$3,367,448	$7,696,160	$6,994,703	$(7,868,896)	$10,189,415
CURRENT LIABILITIES:
Advances from subsidiaries	$—	$373,343	$332,566	$(705,909)	$—
Other current liabilities	—	243,424	604,379	—	847,803
Total current liabilities	—	616,767	936,945	(705,909)	847,803
Long-term debt, net	—	4,413,623	310,489	—	4,724,112
Deferred credits	8,541	1,022,547	136,742	—	1,167,830
Other long-term liabilities	—	10,401	80,362	—	90,763
Total liabilities	8,541	6,063,338	1,464,538	(705,909)	6,830,508
STOCKHOLDERS’ EQUITY:
Common stock	37	—	—	—	37
Other stockholders’ equity	3,358,870	1,632,822	5,530,165	(7,162,987)	3,358,870
Total stockholders’ equity	3,358,907	1,632,822	5,530,165	(7,162,987)	3,358,907
Total liabilities and stockholders’ equity	$3,367,448	$7,696,160	$6,994,703	$(7,868,896)	$10,189,415

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Balance Sheet Information
As of December 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$657,289	$1,285,266	$727	$—	$1,943,282
Accounts receivable, net	—	77,396	627	—	78,023
Advances to subsidiaries	671,193	245,866	—	(917,059)	—
Other current assets	300,068	328,969	93,251	—	722,288
Total current assets	1,628,550	1,937,497	94,605	(917,059)	2,743,593
Property and equipment, net	—	1,378	4,016,621	—	4,017,999
Long-term investments	6,319	—	—	—	6,319
Investment in subsidiaries	1,297,957	4,728,985	—	(6,026,942)	—
FCC licenses	—	3,800	2,535,241	—	2,539,041
Other assets	—	137,985	39,612	(1,618)	175,979
Total assets	$2,932,826	$6,809,645	$6,686,079	$(6,945,619)	$9,482,931
CURRENT LIABILITIES:
Advances from subsidiaries	$—	$—	$917,059	$(917,059)	$—
Other current liabilities	—	243,247	573,476	—	816,723
Total current liabilities	—	243,247	1,490,535	(917,059)	816,723
Long-term debt, net	—	4,437,924	273,097	—	4,711,021
Deferred credits	5,226	813,498	120,028	(1,618)	937,134
Other long-term liabilities	—	17,019	73,434	—	90,453
Total liabilities	5,226	5,511,688	1,957,094	(918,677)	6,555,331
STOCKHOLDERS’ EQUITY:
Common stock	36	—	—	—	36
Other stockholders’ equity	2,927,564	1,297,957	4,728,985	(6,026,942)	2,927,564
Total stockholders’ equity	2,927,600	1,297,957	4,728,985	(6,026,942)	2,927,600
Total liabilities and stockholders’ equity	$2,932,826	$6,809,645	$6,686,079	$(6,945,619)	$9,482,931

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Income Information
Year Ended December 31, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$29,814	$5,100,824	$(29,360)	$5,101,278
OPERATING EXPENSES:
Cost of revenues	—	28,498	2,930,913	(29,360)	2,930,051
Selling, general and administrative expenses	—	1,316	695,473	—	696,789
Other operating expenses	—	205	650,264	—	650,469
Total operating expenses	—	30,019	4,276,650	(29,360)	4,277,309
(Loss) income from operations	—	(205)	824,174	—	823,969
OTHER EXPENSE (INCOME):
Interest expense	—	254,122	21,372	—	275,494
Non-operating (income) expenses	(60,879)	2,475	(579)	—	(58,983)
Earnings from consolidated subsidiaries	(333,293)	(801,181)	—	1,134,474	—
Total other (income) expense	(394,172)	(544,584)	20,793	1,134,474	216,511
Income (loss) before provision for income taxes	394,172	544,379	803,381	(1,134,474)	607,458
Provision for income taxes	—	(211,086)	(2,200)	—	(213,286)
Net income (loss)	$394,172	$333,293	$801,181	$(1,134,474)	$394,172
Total other comprehensive (loss) income	$(307)	$3,061	$—	$(3,061)	$(307)
Comprehensive income (loss)	$393,865	$336,354	$801,181	$(1,137,535)	$393,865

Condensed Consolidating Statement of Income Information
Year Ended December 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$18,802	$4,858,650	$(30,070)	$4,847,382
OPERATING EXPENSES:
Cost of revenues	—	17,452	2,926,049	(30,070)	2,913,431
Selling, general and administrative expenses	—	1,350	642,609	—	643,959
Other operating expenses	—	264	542,190	—	542,454
Total operating expenses	—	19,066	4,110,848	(30,070)	4,099,844
(Loss) income from operations	—	(264)	747,802	—	747,538
OTHER EXPENSE (INCOME):
Interest expense	—	243,163	17,910	—	261,073
Non-operating (income) expenses	(1,859)	9,414	(746)	—	6,809
Earnings from consolidated subsidiaries	(299,451)	(734,432)	—	1,033,883	—
Total other (income) expense	(301,310)	(481,855)	17,164	1,033,883	267,882
Income (loss) before provision for income taxes	301,310	481,591	730,638	(1,033,883)	479,656
(Provision for) benefit from income taxes	—	(182,140)	3,794	—	(178,346)
Net income (loss)	$301,310	$299,451	$734,432	$(1,033,883)	$301,310
Total other comprehensive (loss) income	$(7,880)	$(7,789)	$—	$7,789	$(7,880)
Comprehensive income (loss)	$293,430	$291,662	$734,432	$(1,026,094)	$293,430

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Income Information
Year Ended December 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$16,036	$4,277,726	$(224,409)	$4,069,353
OPERATING EXPENSES:
Cost of revenues	—	15,200	2,527,084	(224,409)	2,317,875
Selling, general and administrative expenses	—	835	620,825	—	621,660
Other operating expenses	—	16,773	394,147	—	410,920
Total operating expenses	—	32,808	3,542,056	(224,409)	3,350,455
(Loss) income from operations	—	(16,772)	735,670	—	718,898
OTHER EXPENSE (INCOME):
Interest expense	—	252,661	153,672	(143,208)	263,125
Non-operating (income) expenses	(1,797)	2,233	(165)	143,208	143,479
Earnings from consolidated subsidiaries	(191,546)	(581,027)	—	772,573	—
Total other (income) expense	(193,343)	(326,133)	153,507	772,573	406,604
Income (loss) before provision for income taxes	193,343	309,361	582,163	(772,573)	312,294
Benefit from (provision for) income taxes	72	(117,815)	(1,136)	—	(118,879)
Net income (loss)	$193,415	$191,546	$581,027	$(772,573)	$193,415
Total other comprehensive income (loss)	$9,925	$9,902	$—	$(9,902)	$9,925
Comprehensive income (loss)	$203,340	$201,448	$581,027	$(782,475)	$203,340

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,286	$(339,804)	$1,519,969	$—	$1,181,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(444)	(845,406)	—	(845,850)
Purchase of investments	(692,147)	—	—	—	(692,147)
Proceeds from maturity of investments	755,569	—	—	—	755,569
Change in advances – affiliates	5,712	245,866	—	(251,578)	—
Other investing activities, net	52,500	26,287	(19,789)	—	58,998
Net cash provided by (used in) investing activities	121,634	271,709	(865,195)	(251,578)	(723,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances – affiliates	—	394,127	(645,705)	251,578	—
Change in book overdraft	—	9,680	—	—	9,680
Other financing activities, net	1,778	(35,390)	(9,069)	—	(42,681)
Net cash provided by (used in) financing activities	1,778	368,417	(654,774)	251,578	(33,001)
INCREASE IN CASH AND CASH EQUIVALENTS	124,698	300,322	—	—	425,020
CASH AND CASH EQUIVALENTS, beginning of period	657,289	1,285,266	727	—	1,943,282
CASH AND CASH EQUIVALENTS, end of period	$781,987	$1,585,588	$727	$—	$2,368,302

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2011

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,363	$(331,843)	$1,392,288	$—	$1,061,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(5,944)	(883,825)	—	(889,769)
Purchase of investments	(599,765)	—	—	—	(599,765)
Proceeds from maturity of investments	675,000	—	—	—	675,000
Change in advances - affiliates	18,683	471,116	—	(489,799)	—
Other investing activities, net	—	(61,515)	(10,822)	—	(72,337)
Net cash provided by (used in) investing activities	93,918	403,657	(894,647)	(489,799)	(886,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances - affiliates	—	—	(489,799)	489,799	—
Change in book overdraft	—	3,445	—	—	3,445
Proceeds from debt issuance, net of discount	—	1,497,500	—	—	1,497,500
Retirement of long-term debt	—	(535,792)	—	—	(535,792)
Other financing activities, net	54,159	(39,643)	(7,855)	—	6,661
Net cash provided by (used in) financing activities	54,159	925,510	(497,654)	489,799	971,814
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149,440	997,324	(13)	—	1,146,751
CASH AND CASH EQUIVALENTS, beginning of period	507,849	287,942	740	—	796,531
CASH AND CASH EQUIVALENTS, end of period	$657,289	$1,285,266	$727	$—	$1,943,282

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2010

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,401	$(37,976)	$1,031,075	$—	$994,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(173,162)	(617,223)	—	(790,385)
Purchase of investments	(711,827)	—	—	—	(711,827)
Proceeds from maturity of investments	562,500	—	—	—	562,500
Change in advances - affiliates	5,477	555,390	—	(560,867)	—
Proceeds from affiliate debt	—	505,481	—	(505,481)	—
Issuance of affiliate debt	—	(683,000)	—	683,000	—
Other investing activities, net	—	30,433	(41,139)	—	(10,706)
Net cash (used in) provided by investing activities	(143,850)	235,142	(658,362)	(383,348)	(950,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances - affiliates	—	—	(560,867)	560,867	—
Change in book overdraft	—	(80,291)	(2,421)	—	(82,712)
Proceeds from long-term loan	—	—	683,000	(683,000)	—
Proceeds from debt issuance, net of discount	—	1,992,770	—	—	1,992,770
Retirement of long-term debt	—	(2,040,186)	—	—	(2,040,186)
Other financing activities, net	8,209	(51,353)	(509,141)	505,481	(46,804)
Net cash provided by (used in) financing activities	8,209	(179,060)	(389,429)	383,348	(176,932)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(134,240)	18,106	(16,716)	—	(132,850)
CASH AND CASH EQUIVALENTS, beginning of period	642,089	269,836	17,456	—	929,381
CASH AND CASH EQUIVALENTS, end of period	$507,849	$287,942	$740	$—	$796,531

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

18.	Related-Party Transactions:
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

Transactions associated with related-parties are included in various line items in the accompanying consolidated balance sheets, consolidated statements of income and comprehensive income, and consolidated statements of cash flows. The following tables summarize the transactions with related-parties (in millions):

	2012	2011
Network service fees included in prepaid expenses	$—	$1.5
Receivables from related-party included in other current assets	3.1	0.7
DAS equipment included in property and equipment, net	—	383.6
Deferred network service fees included in other assets	—	8.2
Payments due to related-party included in accounts payable and accrued expenses	13.1	6.6
Current portion of capital lease obligations included in current maturities of long-term debt	—	7.1
Non-current portion of capital lease obligations included in long-term debt, net	—	240.1
Deferred DAS service fees included in other long-term liabilities	—	1.4

	Year Ended December 31,
	2012	2011	2010
Fees received by the Company as compensation included in service revenues	$11.9	$14.1	$11.7
Fees received by the Company as compensation included in equipment revenues	32.0	19.7	17.9
Fees paid by the Company for services and related expenses included in cost of service	3.6	21.4	22.3
Fees paid by the Company for services included in selling, general and administrative expenses	7.8	5.4	5.8
DAS equipment depreciation included in depreciation expense	9.6	36.4	28.7
Capital lease interest included in interest expense	5.2	19.1	14.4
Capital lease payments included in financing activities	1.4	6.9	2.9

19.	Supplemental Cash Flow Information:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash paid for interest	$270,263	$247,702	$255,960
Cash paid for income taxes	6,506	4,521	2,857
Non-cash investing and financing activities
The Company’s accrued purchases of property and equipment were $154.0 million, $90.9 million and $102.6 million as of December 31, 2012, 2011 and 2010, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Assets acquired under capital lease obligations were $49.9 million, $33.4 million and $76.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company returned obsolete network infrastructure assets to one of its vendors in exchange for $17.2 million, $6.4 million and $24.4 million, respectively, in credits towards the purchase of additional network infrastructure assets with the vendor.

During the years ended December 31, 2010, the Company received $53.4 million in fair value of FCC licenses in exchanges with other parties.

The Company's accrued assets acquired in asset acquisitions were $8.0 million as of December 31, 2010.

See Note 2 for the non-cash changes in the Company's asset retirement obligations.

20.	Quarterly Financial Data (Unaudited):

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company's results of operations for the interim periods. Summarized data for each interim period for the years ended December 31, 2012 and 2011 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$1,276,590	$1,281,180	$1,259,160	$1,284,348
Income from operations	98,267	311,948	292,238	121,516
Net income	21,004	148,835	192,667	31,666
Net income per common share - basic	$0.06	$0.41	$0.53	$0.09
Net income per common share - diluted	$0.06	$0.41	$0.52	$0.09

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$1,194,377	$1,209,453	$1,205,388	$1,238,164
Income from operations	145,337	210,255	176,831	215,115
Net income	56,378	84,335	69,326	91,271
Net income per common share - basic	$0.16	$0.23	$0.19	$0.25
Net income per common share - diluted	$0.15	$0.23	$0.19	$0.25

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 6, 2004, by and among MetroPCS Communications, Inc., MPCS Holdco Merger Sub, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(a) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

2.2
Agreement and Plan of Merger, dated as of November 3, 2006, by and among MetroPCS Wireless, Inc., MetroPCS IV, Inc., MetroPCS III, Inc., MetroPCS II, Inc. and MetroPCS, Inc. (Filed as Exhibit 2.1(b) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

2.3(a)
Business Combination Agreement, dated as of October 3, 2012, by and among MetroPCS Communications, Inc., Deutsche Telekom AG, T-Mobile Global Zwischenholding GMBH, T-Mobile Global Holding GMBH and T-Mobile USA, Inc. (Filed as Exhibit 2.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K on October 3, 2012 and incorporated by reference herein).

2.3(b)
Consent Solicitation Letter Agreement dated December 5, 2012, by and among MetroPCS Communications, Inc., Deutsche Telekom AG, T-Mobile Global Zwischenholding GMBH, T-Mobile Global Holding GMBH and T-Mobile USA, Inc., amending Exhibit G to the Business Combination Agreement (Filed as Exhibit 2.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K on December 7, 2012 and incorporated by reference herein).

3.1
Third Amended and Restated Certificate of Incorporation of MetroPCS Communications, Inc. (Filed as Exhibit 3.1 t Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

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

4.2(a)
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

4.2(b)
Amendment No. 1 to the Rights Agreement, dated as of October 3, 2012, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to MetroPCS Communications, Inc's Current Report on Form 8-K on October 3, 2012 and incorporated by reference herein).

10.1(a)
Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(d) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.1(b)
First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(e) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.1(c)
Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.1(f) to MetroPCS Communications, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-139793) filed on January 4, 2007, and incorporated by reference herein).

10.2
Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan (Filed as Exhibit 10.1(a) to Amendment No. 2 to MetroPCS Communications, Inc.'s Registration Statement on Form S-1/A (SEC File No. 333-139793) filed on February 27, 2007, and incorporated by reference herein).

10.3
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

10.5
MetroPCS Communications, Inc. Third Amended and Restated Non-Employee Director Remuneration Plan, effective March 11, 2010 (Filed as Exhibit 10.2 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2010, and incorporated by reference herein).

10.6
Form of Officer Annual Cash Performance Award Agreement (Filed as Exhibit 10.4 to MetroPCS Communications, Inc.'s Quarterly Report on Form 10-Q filed on October 30, 2012, and incorporated by reference herein).

10.7	MetroPCS Communications, Inc. Severance Pay Plan (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on May 31, 2012, and incorporated by reference herein).
10.8 (a)	Form Change in Control Agreement (Filed as Exhibit 10.2 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).
10.8 (b)	Form Change in Control Agreement Amendment (Filed as Exhibit 10.1 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on October 30, 2012, and incorporated by reference herein).
10.9(a)*	MetroPCS Communications, Inc. Employee Non-qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.
10.9(b)*
MetroPCS Communications, Inc. Non-Employee Director Non-Qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.

10.10(a)*	MetroPCS Communications, Inc. Employee Restricted Stock Grant Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.
10.10 (b)*	MetroPCS Communications, Inc. Non-Employee Director Restricted Stock Grant Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.
10.11
Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc. (Filed as Exhibit 10.5 to MetroPCS Communications, Inc. Quarterly Report on Form 10-Q filed on August 9, 2010, and incorporated by reference herein).

10.12(a)
Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Employee Non-Qualified Stock Option Award Agreement (Filed as Exhibit 10.12 to MetroPCS Communications, Inc's annual report on Form 10-K filed on February 29, 2012, and incorporated by reference herein).

10.12(b)*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Non-Employee Director Non-Qualified Stock Option Award Agreement.
10.13(a)*	Form Employee Restricted Stock Grant Agreement Pursuant to the Terms of the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan.
10.13(b)*	Form Non-Employee Director Restricted Stock Grant Agreement Pursuant to the Terms of the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan.
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

10.14(d)
Incremental Commitment Agreement, dated as of May 10, 2011, among MetroPCS Wireless, Inc., the Guarantors (as defined therein), the financial institutions signatories thereto and JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on May 10, 2011, and incorporated by reference herein).

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

10.21
Fifth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined herein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.1 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on December 17, 2012, and incorporated by reference herein).

10.22
Sixth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined herein) and Wells Fargo Bank, N.A., as trustee (Filed as Exhibit 4.2 to MetroPCS Communications, Inc.'s Current Report on Form 8-K filed on December 17, 2012, and incorporated by reference herein).

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

101*	XBRL Instance Document
* Filed herewith.
† Confidential Treatment requested.