Form 10-Q
period 2013-03-31
METROPCS COMMUNICATIONS INC
filed 2013-04-25
CIK 1283699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 19, 2013, there were 370,274,013 shares of the registrant’s common stock, $0.0001 par value, outstanding.

METROPCS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
 ————————————

*	No reportable information under this item.

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	March 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash and cash equivalents	$2,701,281	$2,368,302
Short-term investments	—	244,990
Restricted cash	3,475,417	—
Inventories	254,871	259,157
Accounts receivable (net of allowance for uncollectible accounts of $331 and $476 at March 31, 2013 and December 31, 2012, respectively)	87,810	98,653
Prepaid expenses	97,361	65,069
Deferred charges	82,233	78,181
Deferred tax assets	3,493	3,493
Other current assets	70,238	69,458
Total current assets	6,772,704	3,187,303
Property and equipment, net	4,177,500	4,292,061
Restricted cash and investments	4,929	4,929
Long-term investments	1,679	1,679
FCC licenses	2,564,495	2,562,407
Other assets	141,239	141,036
Total assets	$13,662,546	$10,189,415
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$473,674	$501,929
Current maturities of long-term debt	2,450,240	36,640
Deferred revenue	241,341	237,635
Other current liabilities	23,870	71,599
Total current liabilities	3,189,125	847,803
Long-term debt, net	5,807,170	4,724,112
Deferred tax liabilities	1,044,503	1,031,374
Deferred rents	139,291	136,456
Other long-term liabilities	90,516	90,763
Total liabilities	10,270,605	6,830,508
COMMITMENTS AND CONTINGENCIES (See Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.0001 per share, 100,000,000 shares authorized; no shares of preferred stock issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 365,644,106 and 364,492,637 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	37	37
Additional paid-in capital	1,839,870	1,826,044
Retained earnings	1,572,986	1,553,590
Accumulated other comprehensive loss	(7,571)	(9,602)
Less treasury stock, at cost, 1,282,141 and 1,057,237 treasury shares at March 31, 2013 and December 31, 2012, respectively	(13,381)	(11,162)
Total stockholders’ equity	3,391,941	3,358,907
Total liabilities and stockholders’ equity	$13,662,546	$10,189,415
The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended March 31,

	2013	2012
REVENUES:
Service revenues	$1,101,031	$1,158,779
Equipment revenues	186,030	117,811
Total revenues	1,287,061	1,276,590
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization expense of $149,569 and $132,223 shown separately below)	372,978	388,927
Cost of equipment	437,969	458,864
Selling, general and administrative expenses (excluding depreciation and amortization expense of $23,598 and $20,596 shown separately below)	194,611	176,593
Depreciation and amortization	173,167	152,819
Loss on disposal of assets	508	1,120
Total operating expenses	1,179,233	1,178,323
Income from operations	107,828	98,267
OTHER EXPENSE (INCOME):
Interest expense	76,346	70,083
Interest income	(373)	(375)
Other (income) expense, net	(84)	(103)
Total other expense	75,889	69,605
Income before provision for income taxes	31,939	28,662
Provision for income taxes	(12,543)	(7,658)
Net income	$19,396	$21,004
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $4 and $9, respectively	6	17
Unrealized losses on cash flow hedging derivatives, net of tax benefit of $71 and $1,572, respectively	(115)	(3,133)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax of $53 and $12, respectively	(85)	(25)
Reclassification adjustment for losses on cash flow hedging derivatives included in net income, net of tax benefit of $1,378 and $1,448, respectively	2,225	2,887
Total other comprehensive income (loss)	2,031	(254)
Comprehensive income	$21,427	$20,750
Net income per common share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.06
Weighted average shares:
Basic	364,999,137	362,718,613
Diluted	366,556,369	364,283,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

MetroPCS Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,396	$21,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,167	152,819
Recovery of uncollectible accounts receivable	(111)	(107)
Deferred rent expense	2,930	4,792
Cost of abandoned cell sites	360	423
Stock-based compensation expense	9,573	10,156
Non-cash interest expense	2,195	1,831
Loss on disposal of assets	508	1,120
Gain on maturity or sale of investments	(138)	(37)
Accretion of asset retirement obligations	1,778	1,588
Deferred income taxes	11,505	14,357
Changes in assets and liabilities:
Inventories	4,285	(12,510)
Accounts receivable, net	10,953	(2,844)
Prepaid expenses	(32,312)	(14,904)
Deferred charges	(4,052)	(29,808)
Other assets	11,171	10,423
Accounts payable and accrued expenses	15,155	(39,803)
Deferred revenue	3,706	15,950
Other liabilities	(6,618)	2,454
Net cash provided by operating activities	223,451	136,904
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(154,608)	(144,016)
Change in prepaid purchases of property and equipment	13,831	(7,352)
Proceeds from sale of and grants received for property and equipment	3,323	477
Purchases of investments	—	(192,415)
Proceeds from maturity of investments	245,000	162,500
Change in restricted cash and investments	(3,475,417)	500
Acquisitions of FCC licenses and microwave clearing costs	(2,066)	(2,584)
Net cash used in investing activities	(3,369,937)	(182,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	11,660	(2,830)
Proceeds from debt issuance	3,500,000	—
Debt issuance costs	(25,821)	—
Repayment of debt	(6,347)	(6,347)
Payments on capital lease obligations	(2,752)	(1,558)
Purchase of treasury stock	(2,219)	(1,888)
Proceeds from exercise of stock options	4,944	1,565
Net cash provided by (used in) financing activities	3,479,465	(11,058)
INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	332,979	(57,044)
CASH AND CASH EQUIVALENTS, beginning of period	2,368,302	1,943,282
CASH AND CASH EQUIVALENTS, end of period	$2,701,281	$1,886,238

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
The condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, the condensed consolidated statements of income and comprehensive income and cash flows for the periods ended March 31, 2013 and 2012, and the related footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
Federal Universal Service Fund (“FUSF”), E-911 and various other fees are assessed by various governmental authorities in connection with the services that the Company provides to its customers. The Company offers a family of service plans, which include all applicable taxes and regulatory fees (“tax inclusive plans”). The Company reports regulatory fees for the tax inclusive plans in cost of service on the accompanying condensed consolidated statements of income and comprehensive income. When the Company separately assesses these regulatory fees on its customers for those service plans that do not include taxes or regulatory fees, the Company reports these regulatory fees on a gross basis in service revenues and cost of service on the accompanying condensed consolidated statements of income and comprehensive income. For the three months ended March 31, 2013 and 2012, the Company recorded approximately $6.0 million and $12.9 million, respectively, of FUSF, E-911 and other fees on a gross basis. Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses on the accompanying condensed consolidated statements of income and comprehensive income.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," allowing entities to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether the quantitative test is required, as opposed to required annual quantitative impairment testing.  The amendment was effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption was permitted. The Company did not elect to utilize a qualitative assessment and has performed the most recent annual quantitative impairment test as of September 30, 2012 consistent with prior years.  The implementation of this standard did not affect the Company's financial condition, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which added new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI") to help entities improve the transparency of changes in other comprehensive income and items reclassified out of AOCI in financial statements. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The implementation of this standard did affect the Company's disclosures but did not affect the Company's financial condition, results of operations or cash flows.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

In February 2013, the FASB issued ASU 2013-04 "Liabilities (Topic 405): "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date," which added new disclosure requirements to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date and disclose the arrangements and the total outstanding amount of the obligation for all joint parties. These disclosure requirements are incremental to the existing related-party disclosure requirements. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early adoption is permitted. The implementation of this standard is not expected to affect the Company's financial condition, results of operations or cash flows.

2.	T-Mobile Transaction:

On October 3, 2012, the Company entered into the Business Combination Agreement (as previously amended, the "Business Combination Agreement") with Deutsche Telekom AG, ("Deutsche Telekom"), T-Mobile Global, a direct wholly-owned subsidiary of Deutsche Telekom ("T-Mobile Global"), T-Mobile Global Holding,a direct wholly-owned subsidiary of Global ("T-Mobile Holding") and T-Mobile USA, Inc., a Delaware corporation and a direct wholly-owned subsidiary of T-Mobile Holding ("T-Mobile").

Pursuant to the terms and subject to the conditions set forth in the Business Combination Agreement, the following transactions, among others, are proposed to occur (collectively referred to as the "Proposed Transaction" or the "T-Mobile Transaction"): (1) the Company has agreed to effect a recapitalization that includes a (i) reverse stock split (the “Reverse Stock Split”) of the Company's common stock, par value $0.0001 per share (the “Common Stock”) prior to the completion of the Proposed Transaction and will have a par value $0.00001 per share ("New Common Stock") following the completion of the Proposed Transaction, pursuant to which each share of Common Stock outstanding as of the effective time of the Reverse Stock Split (the “Effective Time”) will thereafter represent one-half of a share of New Common Stock and (ii) a payment in cash (the “Cash Payment”) in an amount equal to $1.5 billion, without interest, in the aggregate to the Company's stockholders of record immediately following the Effective Time; (2) immediately following the Cash Payment, T-Mobile Holding will deliver to the Company all of its interest in T-Mobile (the "T-Mobile Stock Acquisition") and the Company will issue and deliver to T-Mobile Holding, or its designee, shares of New Common Stock equal to 74% of the fully-diluted shares of New Common Stock outstanding immediately following the Cash Payment (with the percentage ownership of fully diluted shares of New Common Stock being calculated pursuant to the Business Combination Agreement (i) under the treasury method based on the average closing price of a share of Common Stock on the New York Stock Exchange for the five trading days immediately preceding the date of the closing under the Business Combination Agreement after taking into account the Reverse Stock Split, the Cash Payment and before taking into account subsequent cash-out of stock options, if any, in connection with the Proposed Transaction, and (ii) on a grossed up basis to take into account the number of shares of New Common Stock so issued to T-Mobile Holding or its designee) (the “Stock Issuance”); and (3) on the business day immediately following the closing of the Proposed Transaction (the “Closing”), MetroPCS, Inc., a wholly-owned subsidiary of the Company (“HoldCo”), will merge with and into MetroPCS Wireless, Inc., a wholly-owned subsidiary of HoldCo (“Wireless”), with Wireless continuing as the surviving entity. Immediately thereafter, Wireless will merge with and into T-Mobile, with T-Mobile continuing as the surviving entity.

Completion of the Proposed Transaction is subject to certain conditions, including, among other things: (i) obtaining the requisite approvals from the Company's stockholders to the Stock Issuance and the amended and restated articles of incorporation effecting the Reverse Stock Split ("Required Approvals"), (ii) obtaining listing approvals from the New York Stock Exchange in connection with the Stock Issuance, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) receipt of Federal Communications Commission and other material governmental consents and approvals required to consummate the Proposed Transaction, (v) the termination of any review by the Committee on Foreign Investment in the United States with respect to the Proposed Transaction, and (vi) the absence of any statute, rule, executive order, regulation, order or injunction prohibiting the consummation of the Proposed Transaction. The obligation of each of the parties to consummate the Proposed Transaction is also conditioned upon the accuracy of the other party's representations and warranties, the other party having performed in all material respects its obligations under the Business Combination Agreement and no circumstances occurring that would reasonably be expected to have a material adverse effect on the other party.

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

On March 21, 2013, the Company announced that it had received all regulatory approvals in connection with the Proposed Transaction (See Note 16).

3.	Short-term Investments:

The Company’s short-term investments consist of securities classified as available-for-sale, which are stated at fair value. The securities include U.S. Treasury securities with an original maturity of over 90 days. Unrealized gains, net of related income taxes, for available-for-sale securities are reported in accumulated other comprehensive loss, a component of stockholders’ equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period. The Company's U.S. Treasury securities matured during the three months ended March 31, 2013, therefore, the Company had no short-term investments as of March 31, 2013. The U.S. Treasury securities reported as of December 31, 2012 had contractual maturities of less than one year.
Short-term investments, with an original maturity of over 90 days, consisted of the following (in thousands):

	As of December 31, 2012
	Amortized Cost	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Aggregate Fair Value
U.S. Treasury securities	$244,862	$128	$—	$244,990
Total short-term investments	$244,862	$128	$—	$244,990

4.	Restricted Cash:

In March 2013, Wireless issued $1.75 billion of principal amount of its 6 1/4% Senior Notes due 2021 (the “6 1/4% Senior Notes”), and $1.75 billion of principal amount of its 6 5/8% Senior Notes due 2023 (the “New 6 5/8% Senior Notes,” and, together with the 6 1/4% Senior Notes, the “2013 Notes”). If the Proposed Transaction in connection with the Business Combination Agreement has not been consummated on or before 11:59 p.m., New York City time on January 17, 2014, or if the Business Combination Agreement is terminated prior to that time, all of the 2013 Notes will be subject to a special mandatory redemption. Accordingly, Wireless is required to keep the $3.48 billion in net proceeds of the 2013 Notes offering in a segregated account and keep such net proceeds on hand in cash or cash equivalents pending the consummation of the Proposed Transaction.

5.	Derivative Instruments and Hedging Activities:
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
Interest rate protection agreements are entered into to manage interest rate risk associated with Wireless’ variable-rate borrowings under the Senior Secured Credit Facility. The interest rate protection agreements have been designated as cash flow hedges. If a derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting under the provisions of ASC 815 (Topic 815, “Derivatives and Hedging”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive loss and reclassified to interest expense in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative qualifying for hedge accounting is recognized in earnings in the period of the change. For the three months ended March 31, 2013, the change in fair value did not result in ineffectiveness.
At the inception of the cash flow hedges and quarterly thereafter, the Company performs an assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged transaction. If at any time subsequent to the inception of the cash flow hedges, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. The Company estimates that approximately $12.6 million of net losses that are reported in accumulated other comprehensive loss at March 31, 2013 are expected to be reclassified into earnings within the next 12 months.
Cross-default Provisions

Wireless’ interest rate protection agreements contain cross-default provisions to its Senior Secured Credit Facility. Wireless’ Senior Secured Credit Facility allows interest rate protection agreements to become secured if the counterparty to the agreement is a current lender under the Senior Secured Credit Facility. If Wireless were to default on the Senior Secured Credit Facility, it would trigger these provisions, and the counterparties to the interest rate protection agreements could request immediate payment on interest rate protection agreements in net liability positions, similar to their existing rights as a lender. There are no collateral requirements in the interest rate protection agreements. The aggregate fair value of interest rate protection agreements with cross-default provisions that are in a net liability position as of March 31, 2013 is $12.6 million.

Fair Values of Derivative Instruments

(in thousands)	Liability Derivatives
	As of March 31, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate protection agreements	Other current liabilities	$(12,594)	Other current liabilities	$(13,656)
Interest rate protection agreements	Other long-term liabilities	—	Other long-term liabilities	(2,355)
Total derivatives designated as hedging instruments under ASC 815		$(12,594)		$(16,011)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income and Comprehensive Income
For the Three Months Ended March 31,

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
Interest rate protection agreements	$(186)	$(4,705)	Interest expense	$(3,603)	$(4,336)

6.	Intangible Assets:

The Company operates wireless broadband mobile networks under licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for terrestrial wireless broadband services. The Company holds personal communications services (“PCS”) licenses, advanced wireless services (“AWS”) licenses, 700 MHz licenses and microwave

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

licenses granted or acquired on various dates. The PCS licenses previously included, and the AWS licenses currently include, the obligation and resulting costs to relocate existing fixed microwave users of the Company's licensed spectrum if the Company's use of its spectrum interferes with their systems and/or reimburse other carriers (according to FCC rules) that relocated prior users if the relocation benefits the Company's system. Accordingly, the Company incurs costs related to microwave relocation in constructing its PCS and AWS networks. FCC Licenses and relocated microwave relocation costs are recorded at cost.
The change in the carrying value of intangible assets during the three months ended March 31, 2013 is as follows (in thousands):

	FCC Licenses	Microwave Relocation Costs
Balance at January 1, 2013	$2,535,808	$26,599
Additions	2,000	88
Disposals	—	—
Balance at March 31, 2013	$2,537,808	$26,687

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

Other Spectrum Acquisitions

During the three months ended March 31, 2013 and 2012, the Company closed on the acquisition of microwave spectrum including a net aggregate amount of $2.0 million and $2.1 million, respectively, in cash consideration paid.

7.	Supplemental Balance Sheet Information:

Other current liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred vendor credits (1)	$—	$40,111
Derivative liabilities	12,594	13,656
Other	11,276	17,832
	$23,870	$71,599
 ————————————

(1)	Deferred vendor credits consists of credit memos received from a vendor that were earned upon the return of certain network equipment.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

8.	Long-term Debt:
Long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Senior Secured Credit Facility	$2,440,179	$2,446,526
7 7/8% Senior Notes due 2018	1,000,000	1,000,000
6 5/8% Senior Notes due 2020	1,000,000	1,000,000
6 1/4% Senior Notes due 2021	1,750,000	—
6 5/8% Senior Notes due 2023	1,750,000	—
Capital Lease Obligations	324,463	321,740
Total long-term debt	8,264,642	4,768,266
Add: unamortized discount on debt	(7,232)	(7,514)
Total debt	8,257,410	4,760,752
Less: current maturities	(2,450,240)	(36,640)
Total long-term debt	$5,807,170	$4,724,112
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
6 5/8% Senior Notes due 2020
In November 2010, Wireless completed the sale of $1.0 billion of principal amount of 6 5/8% Senior Notes due 2020 (“6 5/8% Senior Notes”). The terms of the 6 5/8% Senior Notes are governed by the indenture, the second supplemental indenture, dated November 17, 2010, and the fourth supplemental indenture, dated December 23, 2010, among Wireless, the guarantors party thereto and the trustee. The net proceeds of the sale of the 6 5/8% Senior Notes were $988.1 million after underwriter fees and other debt issuance costs of approximately $11.9 million.
Consent Solicitation
In December 2012, Wireless commenced a consent solicitation, seeking to amend the indentures governing its 7 7/8% Senior Notes and 6 5/8% Senior Notes, (collectively, the "Notes"). Following the receipt of the requisite consents in the consent solicitation, Wireless, the guarantors named therein and the trustee entered into a fifth supplemental indenture, dated December 14, 2012, which will govern the 7 7/8% Senior Notes and a sixth supplemental indenture, dated December 14, 2012, which will govern the 6 5/8% Senior Notes, (the fifth and sixth supplemental indentures, the "Supplemental Indentures"). Among other things, the Supplemental Indentures modified the definition of “Change in Control” in such indentures so that the consummation of the Proposed Transaction will not be considered a change in control under the indentures governing the Notes. Upon consummation of the Proposed Transaction, the Supplemental Indentures conform the covenants, events of default and other non-economic terms previously applicable to the Notes to certain covenants, events of default and other non-economic terms that are anticipated to apply to certain notes to be sold by T-Mobile to Deutsche Telekom. Further, the Supplemental Indentures also made certain other changes to the covenants, events of default and other non-economic terms of the Notes that will apply only until such time, if any, as the Notes are assumed by T-Mobile upon the consummation of the Proposed Transaction, but that will be permanent if the Proposed Transaction is not consummated. In connection with the consent solicitation, the Company incurred $10.0 million in fees that were treated as deferred debt issuance costs.
6 1/4% Senior Notes due 2021 and 6 5/8% Senior Notes due 2023
In March 2013, Wireless completed the sale of $1.75 billion of principal amount of 6 1/4% Senior Notes. The terms of the 6 1/4% Senior Notes are governed by the indenture and the first supplemental indenture, dated March 19, 2013, among Wireless, MetroPCS, MetroPCS, Inc., all of Wireless' direct and indirect subsidiaries and Deutsche Bank Trust Company Americas, as the trustee. The net proceeds from the sale of the 6 1/4% Senior Notes were $1.74 billion after underwriter fees and

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

other debt issuance costs of approximately $14.9 million, which includes approximately $2.0 million in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet as of March 31, 2013.
In March 2013, Wireless completed the sale of approximately $1.75 billion of principal amount of New 6 5/8% Senior Notes. The terms of the New 6 5/8% Senior Notes are governed by the indenture and the second supplemental indenture, dated March 19, 2013, among Wireless, MetroPCS, MetroPCS, Inc., all of Wireless' direct and indirect subsidiaries and Deutsche Bank Trust Company Americas, as the trustee. The net proceeds from the sale of the New 6 5/8% Senior Notes were $1.74 billion after underwriter fees and other debt issuance costs of approximately $14.9 million, which includes approximately $2.0 million in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet as of March 31, 2013.
The 2013 Notes are senior unsecured obligations and are guaranteed by MetroPCS, MetroPCS, Inc., and all of Wireless’ current and future direct and indirect subsidiaries. Interest on the 2013 Notes is payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013.
If the Proposed Transaction in connection with the Business Combination Agreement has not been consummated on or before 11:59 p.m., New York City time, on January 17, 2014, or if the Business Combination Agreement is terminated prior to that time, all of the 2013 Notes will be subject to a special mandatory redemption. If the special mandatory redemption occurs, the special mandatory redemption price for each series of 2013 Notes would be (i) if the special mandatory redemption occurs on or prior to September 30, 2013, 100% of the principal amount of the 2013 Notes, and (ii) if the special mandatory redemption occurs after September 30, 2013, 101% of the principal amount of the 2013 Notes, in each case plus accrued and unpaid interest to, but not including, the redemption date. If the Proposed Transaction is consummated, the 2013 Notes will be assumed by, and become the obligations of, T-Mobile, as the surviving corporation. Wireless intends to use the net proceeds from the sale of the 2013 Notes to repay the outstanding amounts owed under the Senior Secured Credit Facility, to pay liabilities under related interest rate protection agreements and to pay related fees and expenses, and the remainder of which Wireless intends to use for general corporate purposes, if the Proposed Transaction is consummated. The 2013 Notes will thereafter be guaranteed by MetroPCS, T-Mobile's wholly-owned domestic restricted subsidiaries (excluding certain designated special purpose entities, a certain reinsurance subsidiary and immaterial subsidiaries), all of T-Mobile's restricted subsidiaries that guarantee certain of its indebtedness, and any future subsidiary of MetroPCS that directly or indirectly owns any equity interests of T-Mobile.
In March 2013, Wireless and the guarantors also entered into a Registration Rights Agreement (“Registration Rights Agreement”) with Deutsche Bank Securities Inc., as representative of the initial purchasers in the 2013 Notes offering (the “Initial Purchasers”).
Under the terms of the Registration Rights Agreement, Wireless and the guarantors agree to use commercially reasonable efforts to file a registration statement covering an offer to exchange the 2013 Notes for Exchange Securities (as defined in the Registration Rights Agreement). Wireless also agreed to use commercially reasonable efforts to have such registration statement declared effective and to consummate the Exchange Offer (as defined in the Registration Rights Agreement) not later than 60 days after the date such registration statement becomes effective. Alternatively, if Wireless is unable to consummate the Exchange Offer under certain conditions, or if holders of the 2013 Notes cannot participate in, or cannot obtain freely transferable Exchange Securities in connection with the Exchange Offer for certain specified reasons, then Wireless and the Guarantors will use commercially reasonable efforts to file a shelf registration statement within the times specified in the Registration Rights Agreement to facilitate resale of the 2013 Notes. All registration expenses (subject to limitations specified in the Registration Rights Agreement) will be paid by Wireless and the guarantors.
Should Wireless fail to consummate the Exchange Offer within 360 days after the date Wireless’ merger with T-Mobile is effective; or, if a shelf registration statement is required, fail to have the shelf registration statement declared effective, or, if a shelf registration statement has become effective, fail to maintain the effectiveness thereof or the usability of the related prospectus (subject to certain exceptions) for more than 120 days in any twelve-month period, Wireless will be required to pay certain additional interest as provided in the Registration Rights Agreement.
The 2013 Notes and related deferred debt issuance costs are classified as long-term on the accompanying condensed consolidated balance sheet as of March 31, 2013 since the Company has determined that it is probable that the consummation of the Proposed Transaction will occur based on the outcome of the special meeting of stockholders held on April 24, 2013 to vote on matters relating to the Proposed Transaction (See Note 16).

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

The interest rate on the outstanding debt under the Senior Secured Credit Facility is variable. The weighted average rate as of March 31, 2013 was 4.631%, which includes the impact of the interest rate protection agreements (See Note 5).

The Senior Secured Credit Facility, related deferred debt issuance costs and liabilities under related interest rate protection agreements are classified as short-term on the accompanying condensed consolidated balance sheet as of March 31, 2013 since the Company has determined that it is probable that the consummation of the Proposed Transaction will occur based on the outcome of the special meeting of stockholders held on April 24, 2013 to vote on matters relating to the Proposed Transaction (See Note 16). In addition, under the terms of the Senior Secured Credit Facility, all amounts outstanding under the Senior Secured Credit Facility become due and payable upon the occurrence of a change in control.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Capital Lease Obligations

The Company has entered into various non-cancelable capital lease agreements, with varying expiration terms through 2028. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of March 31, 2013, the Company had $11.9 million and $312.6 million of capital lease obligations recorded in current maturities of long-term debt and long-term debt, respectively.

9.	Accumulated Other Comprehensive Loss:
The following table sets forth the changes in accumulated other comprehensive loss (in thousands):

	Losses on Cash Flow Hedging Derivatives (1)	Unrealized Gains on Available-for-Sale Securities (1)	Total (1)
Balance at December 31, 2012	$(9,812)	$210	$(9,602)
Other comprehensive (loss) income before reclassifications	(115)	6	(109)
Amounts reclassified from accumulated other comprehensive income (loss)	2,225	(85)	2,140
Net current-period other comprehensive income (loss)	2,110	(79)	2,031
Balance at March 31, 2013	(7,702)	131	(7,571)
 ————————————

(1)	All amounts are net of income tax.
Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2013 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented

Losses on cash flow hedging derivatives
Interest rate protection agreements	$3,603	Interest expense
	3,603	Total before tax
	(1,378)	Tax benefit
	2,225	Net of tax

Unrealized gains on available-for-sale securities
	$(138)	Interest income
	(138)	Total before tax
	53	Tax expense
	$(85)	Net of tax

Total reclassifications for the period	$2,140

10.	Fair Value Measurements:
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

Included in the Company’s cash equivalents and restricted cash are investments in money market funds consisting of U.S. Treasury securities with an original maturity of 90 days or less. Included in the Company’s short-term investments are securities classified as available-for-sale, which are stated at fair value. These securities include U.S. Treasury securities with an original maturity of over 90 days. Fair value is determined based on observable quotes from banks and unadjusted quoted market prices from identical securities in an active market at the reporting date. Quoted market prices for identical assets are observable in the active markets and are classified as Level 1 in the hierarchy.
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
The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2013, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,695,894	$—	$—	$2,695,894
Short-term restricted cash	3,475,417	—	—	3,475,417
Long-term restricted cash and investments	4,929	—	—	4,929
Long-term investments	—	—	1,679	1,679
Total assets measured at fair value	$6,176,240	$—	$1,679	$6,177,919
Liabilities
Derivative liabilities	$—	$12,594	$—	$12,594
Total liabilities measured at fair value	$—	$12,594	$—	$12,594

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2012, as required by ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,364,391	$—	$—	$2,364,391
Short-term investments	244,990	—	—	244,990
Long-term restricted cash and investments	4,929	—	—	4,929
Long-term investments	—	—	1,679	1,679
Total assets measured at fair value	$2,614,310	$—	$1,679	$2,615,989
Liabilities
Derivative liabilities	$—	$16,011	$—	$16,011
Total liabilities measured at fair value	$—	$16,011	$—	$16,011

The following table summarizes the changes in fair value of the Company’s net derivative liabilities included in Level 2 assets (in thousands):

Fair Value Measurements of Net Derivative Liabilities Using Level 2 Inputs	Net Derivative Liabilities
	Three Months Ended March 31,
	2013	2012
Beginning balance	$16,011	$21,015
Total losses (realized or unrealized):
Included in earnings (1)	3,603	4,336
Included in accumulated other comprehensive loss	(186)	(4,705)
Transfers in and/or out of Level 2	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$12,594	$21,384
 ————————————

(1)
Losses included in earnings that are attributable to the reclassification of the effective portion of those derivative liabilities still held at the reporting date as reported in interest expense in the condensed consolidated statements of income and comprehensive income.

The following table summarizes the changes in fair value of the Company’s Level 3 assets (in thousands):

Fair Value Measurements of Assets Using Level 3 Inputs	Investments
	Three Months Ended March 31,
	2013	2012
Beginning balance	$1,679	$6,319
Total losses (realized or unrealized):
Included in earnings	—	—
Included in accumulated other comprehensive loss	—	—
Transfers in and/or out of Level 3	—	—
Purchases, sales, issuances and settlements	—	—
Ending balance	$1,679	$6,319

The carrying value of the Company’s financial instruments, with the exception of long-term debt including current maturities, reasonably approximate the related fair values as of March 31, 2013 and December 31, 2012. The fair value of the Company’s long-term debt, excluding capital lease obligations, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of March 31, 2013, the carrying value and fair value of long-term debt, including current maturities, were approximately $7.9 billion and $8.1 billion, respectively. As of December 31, 2012, the carrying value and fair value of long-term debt, including current maturities, were approximately $4.4 billion and $4.6 billion, respectively.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are generally based on information available at March 31, 2013 and December 31, 2012.  As such, the Company’s estimates are not necessarily indicative of the amount that the Company, or holders of the instruments, could realize in a current market exchange and current estimates of fair value could differ significantly.
11.Net Income Per Common Share:
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Basic EPS:
Net income applicable to common stock	$19,396	$21,004
Amount allocable to common shareholders	99.6%	99.2%
Rights to undistributed earnings	$19,309	$20,844
Weighted average shares outstanding—basic	364,999,137	362,718,613
Net income per common share—basic	$0.05	$0.06
Diluted EPS:
Rights to undistributed earnings	$19,309	$20,844
Weighted average shares outstanding—basic	364,999,137	362,718,613
Effect of dilutive securities:
Stock options	1,557,232	1,564,547
Weighted average shares outstanding—diluted	366,556,369	364,283,160
Net income per common share—diluted	$0.05	$0.06
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
For the three months ended March 31, 2013 and 2012, the Company has calculated diluted earnings per share under both the treasury stock method and the two-class method. There was not a significant difference in the per share amounts calculated under the two methods, and the two-class method is disclosed. For the three months ended March 31, 2013 and 2012, approximately 1.6 million and 2.8 million of restricted common shares issued to employees have been excluded from the computation of basic net income per common share since the shares are not vested and remain subject to forfeiture.
For the three months ended March 31, 2013 and 2012, 27.4 million and 24.2 million, respectively, of stock options were excluded from the calculation of diluted net income per common share since the effect was anti-dilutive.

12.	Commitments and Contingencies:

The Company has entered into a broadband services agreement with a carrier for backhaul and interconnect facilities at specified prices. The term of this agreement expires on various dates through March 31, 2018. The minimum commitment under this pricing agreement is approximately $161.2 million as of March 31, 2013.
The Company has entered into sponsorship agreements with several vendors. The terms of these agreements expire on various dates through September 30, 2017. The total aggregate commitment outstanding under these agreements is approximately $23.5 million as of March 31, 2013.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The Company has entered into managed service agreements with several vendors. The terms of these agreements expire on various dates through September 30, 2017. The total aggregate commitment outstanding under these agreements is approximately $16.6 million as of March 31, 2013.

Pricing Agreements

The Company entered into a pricing agreement with a handset manufacturer for the purchase of wireless handsets at specified prices. This agreement expires on June 30, 2013. The total aggregate commitment outstanding under this pricing agreement is approximately $14.8 million as of March 31, 2013.

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

Since the announcement on October 3, 2012 of the execution of the Business Combination Agreement, MetroPCS, Deutsche Telekom, T-Mobile Global, T-Mobile Holding, T-Mobile (Deutsche Telekom, T-Mobile Global, T-Mobile Holding and T-Mobile, collectively, referred to herein as the T-Mobile defendants) and the members of the MetroPCS board, referred to as the MetroPCS board members, including an officer of MetroPCS and in some cases, Deutsche Telekom and its affilitates, have been named as defendants in multiple putative stockholder derivative and class action complaints challenging the Proposed Transaction. The lawsuits include:

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

 The various plaintiffs in the lawsuits allege that the individual defendants breached their fiduciary duties by, among other things, failing to (i) obtain sufficient value for the MetroPCS stockholders in the Proposed Transaction, (ii) establish a process that adequately protected the interests of the MetroPCS stockholders, and (iii) adequately ensure that no conflicts of interest occurred. The plaintiffs also allege that the individual defendants breached their fiduciary duties by agreeing to certain terms in the Business Combination Agreement that allegedly restricted the defendants' ability to obtain a more favorable offer from a competing bidder and that such provisions, together with including certain of the provisions together with the voting support agreement and the rights agreement amendment constitute breaches of the individual defendants' fiduciary duties. The plaintiffs seek injunctive relief, unspecified damages, an order rescinding the Business Combination Agreement, unspecified punitive damages, attorney's fees, other expenses, and costs. All of the plaintiffs seek a determination that their alleged claims may be asserted on a class-wide basis. In addition, the plaintiffs in the Texas actions assert putative derivative claims, as stockholders on behalf of MetroPCS, against the individually named defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste in connection with the Proposed Transaction.

In addition, an action was filed on March 28, 2013 by The Merger Fund, The Merger Fund VL, GS Master Trust, MLIS Westchester merger Arbitrage UCITS Fund, and Dunham Monthly Distribution Fund, alleged MetroPCS stockholders, in the United States District Court in New York, The Merger Fund, et al. v. MetroPCS Communications, Inc. et al., Civil Action No. 13-CV-2066 (AJN), which the Company refers to as the New York Action, alleging: (a) violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 by misstating or omitting material facts from the MetroPCS proxy statement; and (b) that certain members of the Company's board of directors breached their fiduciary duties. The plaintiffs seek injunctive relief, an order rescinding the Proposed Transaction if it is consummated, unspecified damages, and costs of the litigation.

On November 5, 2012, the plaintiff in the Golovoy action filed a motion seeking to restrain and enjoin MetroPCS and the MetroPCS board members, referred to collectively as the MetroPCS defendants, from complying with the “force-the-vote” provision in the Business Combination Agreement and from declaring a distribution date under, or issuing rights certificates in conjunction with, MetroPCS' rights agreement, referred to as the Texas TRO motion. On November 12, 2012, the MetroPCS defendants filed a motion to dismiss or stay the Texas actions based on a mandatory forum selection provision in the MetroPCS bylaws, which requires that all derivative claims and all claims for breach of fiduciary duty against the MetroPCS board members must be filed and litigated only in the Delaware Court of Chancery, and sought dismissal for failure to plead standing to pursue derivative claims on behalf of MetroPCS.

On November 16, 2012, the trial court in the Golovoy action, referred to as the Texas trial court, issued a temporary restraining order, which the Company refers to as the TRO order, restraining the MetroPCS defendants from complying with the “force the vote” provision in the Business Combination Agreement and from declaring a distribution date under, or issuing rights certificates in conjunction with, MetroPCS' rights agreement, and set a temporary injunction hearing for November 29, 2012.

On November 19, 2012, the MetroPCS defendants and the T-Mobile defendants filed a petition for writ of mandamus and a motion to stay, referred to as the Texas mandamus petition, with the Court of Appeals for the Fifth District at Dallas, referred to as the Texas appellate court, to stay and overturn the TRO order based on the mandatory forum selection provision in the MetroPCS bylaws, which requires that the claims in the Texas actions must be dismissed and pursued only in the Delaware Court of Chancery, and on a lack of evidence supporting the findings in the TRO order or establishing a basis for such TRO order, and to stay the temporary injunction hearing. On November 20, 2012, the Texas appellate court stayed the Texas trial court's ruling, canceled the scheduled temporary injunction hearing, and ordered briefing on the issues raised in the petition for writ of mandamus.

On November 28, 2012, the plaintiff in the Marino action filed an amended class action complaint alleging breach of fiduciary duty by the MetroPCS board members in connection with the terms of the Business Combination Agreement, as well as alleging that MetroPCS has failed to make full and fair disclosure in the Company's preliminary proxy, for the special meeting of its stockholders to approve the Proposed Transaction, of all information and analyses presented to and considered by the MetroPCS board members, and alleging that the T-Mobile defendants aided and abetted such claimed breaches of fiduciary duty, and motions seeking expedited proceeding and discovery and to enjoin the defendants from taking any action to

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

consummate the business combination between MetroPCS and the T-Mobile defendants. No hearing has been set on these motions. On November 30, 2012, all of the Delaware actions were consolidated into a single action, now captioned MetroPCS Communications, Inc. Shareholder Litigation, Consolidated C.A. No. 7938-CS. The Company and the plaintiffs in the Marino action entered into a discovery stipulation under which the Company produced certain documents by January 25, 2013 and the plaintiff conducted depositions of a corporate representative of Evercore Group, L.L.C., or Evercore, the Chairman of the Special Committee and our Chief Executive Officer, which depositions were completed by February 14, 2013.  The Delaware Court of Chancery had set the preliminary injunction hearing on February 28, 2013, with plaintiffs' brief due on February 15, 2013.  On February 15, 2013, rather than file their brief, plaintiffs sent a letter to the Delaware Court of Chancery notifying the Court that plaintiffs did not intend to file a brief, that their disclosure claims had become moot based on revised proxy materials MetroPCS had filed with the SEC which contained additional disclosure, and that the preliminary injunction hearing should be removed from the Court's docket.

On January 8, 2013, the Texas appellate court conditionally granted the Texas mandamus petition and ordered the Texas trial court to vacate the TRO order, render an order denying the Texas TRO motion, and render an order granting the MetroPCS defendants' and T-Mobile defendants' motion to stay the action until MetroPCS defendants' and T-Mobile defendants' motion to dismiss or stay the action is decided by the Texas trial court. A hearing is currently set on such motion for May 3, 2013.

On March 4, 2013, the trial court in the Polu action set a non-jury trial date of July 24, 2013. The Company has set a hearing on the Company's motion to dismiss the Polu action for June 7, 2013.

On April 15, 2013, the trial court in the New York action entered an order requiring plaintiffs to submit a status letter by May 12, 2013. On April 18, 2013, Defendants, while not admitting proper service, moved the Court to extend the deadline to answer, plead or otherwise respond to the Complaint from April 19, 2013 to May 20, 2013. That motion was granted on April 19, 2013.

The MetroPCS defendants plan to defend vigorously against the claims made in the Delaware actions, New York actions and the Texas actions.

13.	Supplemental Cash Flow Information:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash paid for interest	$67,914	$72,117
Cash paid for income taxes	678	147
Non-cash investing and financing activities

The Company’s accrued purchases of property and equipment were $58.6 million and $72.3 million as of March 31, 2013 and 2012, respectively. Included within the Company’s accrued purchases are estimates by management for construction services received based on a percentage of completion.

Assets acquired under capital lease obligations were $5.5 million and $24.6 million for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2012, the Company returned obsolete network infrastructure assets to one of its vendors in exchange for $6.5 million in credits towards the purchase of additional network infrastructure assets with the vendor.

During the three months ended March 31, 2013, the Company returned certain network infrastructure assets to one of its vendors in exchange for $40.1 million in credits towards the purchase of additional network infrastructure assets with the vendor.

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

•
A less than 60% interest in a company that provides distributed antenna systems ("DAS") leases and maintenance to wireless carriers, including the Company. These DAS leases are accounted for as capital or operating leases in the Company's financial statements. This company was no longer a related party as of April 2012 because it was no longer owned by the affiliated fund.

Transactions associated with related-parties are included in various line items in the accompanying condensed consolidated balance sheets, condensed consolidated statements of income and comprehensive income, and condensed consolidated statements of cash flows. The following tables summarize the transactions with related-parties (in millions):

	March 31, 2013	December 31, 2012
Receivables from related-party included in other current assets	$2.3	$3.1
Payments due to related-party included in accounts payable and accrued expenses	7.6	13.1

	Three Months Ended March 31,
	2013	2012
Fees received by the Company as compensation included in service revenues	$3.6	$2.8
Fees received by the Company as compensation included in equipment revenues	11.9	4.6
Fees paid by the Company for services and related expenses included in cost of service	—	3.6
Fees paid by the Company for services included in selling, general and administrative expenses	2.5	2.2
DAS equipment depreciation included in depreciation expense	—	9.6
Capital lease interest included in interest expense	—	5.2
Capital lease payments included in financing activities	—	1.4

15.	Guarantor Subsidiaries:
In connection with Wireless’ 7 7/8% Senior Notes, 6 5/8% Senior Notes, 6 1/4% Senior Notes, New 6 5/8% Senior Notes and the Senior Secured Credit Facility, MetroPCS, together with its wholly owned subsidiaries, MetroPCS, Inc., and each of Wireless’ direct and indirect present and future wholly-owned domestic subsidiaries (the “guarantor subsidiaries”), provided guarantees which are full and unconditional as well as joint and several. Certain provisions of the Senior Secured Credit Facility, and each of the indentures and the supplemental indentures relating to the 7 7/8% Senior Notes, 6 5/8% Senior Notes, 6 1/4% Senior Notes, New 6 5/8% Senior Notes restrict the ability of Wireless to loan funds or make payments to MetroPCS or MetroPCS, Inc. However, Wireless is allowed to make certain permitted payments to MetroPCS under the terms of the Senior Secured Credit Facility, and each of the indentures and the supplemental indentures relating to the 7 7/8% Senior Notes, 6 5/8% Senior Notes, 6 1/4% Senior Notes, and New 6 5/8% Senior Notes.
The following information presents condensed consolidating balance sheet information as of March 31, 2013 and December 31, 2012, condensed consolidating statement of income and comprehensive income information for the three months ended March 31, 2013 and 2012, and condensed consolidating statement of cash flows information for the three months ended March 31, 2013 and 2012 of the parent company (MetroPCS), the issuer (Wireless), and the guarantor subsidiaries. Investments in subsidiaries held by the parent company and the issuer have been presented using the equity method of accounting.

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet Information
As of March 31, 2013

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$1,032,779	$1,667,797	$705	$—	$2,701,281
Restricted cash	—	3,475,417	—	—	3,475,417
Prepaid expenses	259	1,456	95,646	—	97,361
Advances to subsidiaries	712,436	—	—	(712,436)	—
Other current assets	60	445,760	52,825	—	498,645
Total current assets	1,745,534	5,590,430	149,176	(712,436)	6,772,704
Property and equipment, net	—	933	4,176,567	—	4,177,500
Investment in subsidiaries	1,653,960	5,631,641	—	(7,285,601)	—
FCC licenses	—	3,800	2,560,695	—	2,564,495
Other assets	1,679	115,714	30,454	—	147,847
Total assets	$3,401,173	$11,342,518	$6,916,892	$(7,998,037)	$13,662,546
CURRENT LIABILITIES:
Advances from subsidiaries	$—	$456,868	$255,568	$(712,436)	$—
Current maturities of long-term debt	—	2,438,355	11,885	—	2,450,240
Other current liabilities	—	255,588	483,297	—	738,885
Total current liabilities	—	3,150,811	750,750	(712,436)	3,189,125
Long-term debt, net	—	5,494,592	312,578	—	5,807,170
Other long-term liabilities	9,232	1,043,155	221,923	—	1,274,310
Total liabilities	9,232	9,688,558	1,285,251	(712,436)	10,270,605
STOCKHOLDERS’ EQUITY:
Common stock	37	—	—	—	37
Other stockholders’ equity	3,391,904	1,653,960	5,631,641	(7,285,601)	3,391,904
Total stockholders’ equity	3,391,941	1,653,960	5,631,641	(7,285,601)	3,391,941
Total liabilities and stockholders’ equity	$3,401,173	$11,342,518	$6,916,892	$(7,998,037)	$13,662,546

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet Information
As of December 31, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$781,987	$1,585,588	$727	$—	$2,368,302
Short-term investments	244,990	—	—	—	244,990
Prepaid expenses	—	1,867	63,202	—	65,069
Advances to subsidiaries	705,909	—	—	(705,909)	—
Other current assets	61	452,906	55,975	—	508,942
Total current assets	1,732,947	2,040,361	119,904	(705,909)	3,187,303
Property and equipment, net	—	960	4,291,101	—	4,292,061
Investment in subsidiaries	1,632,822	5,530,165	—	(7,162,987)	—
FCC licenses	—	3,800	2,558,607	—	2,562,407
Other assets	1,679	120,874	25,091	—	147,644
Total assets	$3,367,448	$7,696,160	$6,994,703	$(7,868,896)	$10,189,415
CURRENT LIABILITIES:
Advances from subsidiaries	$—	$373,343	$332,566	$(705,909)	$—
Current maturities of long-term debt	—	25,389	11,251	—	36,640
Other current liabilities	—	218,035	593,128	—	811,163
Total current liabilities	—	616,767	936,945	(705,909)	847,803
Long-term debt, net	—	4,413,623	310,489	—	4,724,112
Other long-term liabilities	8,541	1,032,948	217,104	—	1,258,593
Total liabilities	8,541	6,063,338	1,464,538	(705,909)	6,830,508
STOCKHOLDERS’ EQUITY:
Common stock	37	—	—	—	37
Other stockholders’ equity	3,358,870	1,632,822	5,530,165	(7,162,987)	3,358,870
Total stockholders’ equity	3,358,907	1,632,822	5,530,165	(7,162,987)	3,358,907
Total liabilities and stockholders’ equity	$3,367,448	$7,696,160	$6,994,703	$(7,868,896)	$10,189,415

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income Information
Three Months Ended March 31, 2013

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$11,784	$1,282,617	$(7,340)	$1,287,061
OPERATING EXPENSES:
Cost of revenues	—	11,514	806,773	(7,340)	810,947
Selling, general and administrative expenses	—	270	194,341	—	194,611
Other operating expenses	—	(16)	173,691	—	173,675
Total operating expenses	—	11,768	1,174,805	(7,340)	1,179,233
Income from operations	—	16	107,812	—	107,828
OTHER EXPENSE (INCOME):
Interest expense	—	69,924	6,422	—	76,346
Non-operating (income) expense	(369)	(2)	(86)	—	(457)
Earnings from consolidated subsidiaries	(19,027)	(101,476)	—	120,503	—
Total other (income) expense	(19,396)	(31,554)	6,336	120,503	75,889
Income (loss) before provision for income taxes	19,396	31,570	101,476	(120,503)	31,939
Provision for income taxes	—	(12,543)	—	—	(12,543)
Net income (loss)	$19,396	$19,027	$101,476	$(120,503)	$19,396
Total other comprehensive income (loss)	2,031	2,110	—	(2,110)	2,031
Comprehensive income (loss)	$21,427	$21,137	$101,476	$(122,613)	$21,427

Condensed Consolidating Statement of Income Information
Three Months Ended March 31, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Total Revenues	$—	$4,179	$1,279,751	$(7,340)	$1,276,590
OPERATING EXPENSES:
Cost of revenues	—	4,010	851,121	(7,340)	847,791
Selling, general and administrative expenses	—	169	176,424	—	176,593
Other operating expenses	—	54	153,885	—	153,939
Total operating expenses	—	4,233	1,181,430	(7,340)	1,178,323
(Loss) income from operations	—	(54)	98,321	—	98,267
OTHER EXPENSE (INCOME):
Interest expense	—	64,735	5,348	—	70,083
Non-operating (income) expense	(372)	(2)	(104)	—	(478)
Earnings from consolidated subsidiaries	(20,632)	(93,077)	—	113,709	—
Total other (income) expense	(21,004)	(28,344)	5,244	113,709	69,605
Income (loss) before provision for income taxes	21,004	28,290	93,077	(113,709)	28,662
Provision for income taxes	—	(7,658)	—	—	(7,658)
Net income (loss)	$21,004	$20,632	$93,077	$(113,709)	$21,004
Total other comprehensive (loss) income	(8)	(246)	—	—	(254)
Comprehensive income (loss)	$20,996	$20,386	$93,077	$(113,709)	$20,750

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2013

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(29)	$16,112	$207,368	$—	$223,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(85)	(154,523)	—	(154,608)
Proceeds from maturity of investments	245,000	—	—	—	245,000
Change in restricted cash and investments	—	(3,475,417)	—	—	(3,475,417)
Change in advances – affiliates	3,096	—	—	(3,096)	—
Other investing activities, net	—	17,816	(2,728)	—	15,088
Net cash provided by (used in) by investing activities	248,096	(3,457,686)	(157,251)	(3,096)	(3,369,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances – affiliates	—	44,291	(47,387)	3,096	—
Change in book overdraft	—	11,660	—	—	11,660
Proceeds from debt issuance	—	3,500,000	—	—	3,500,000
Debt issuance costs	—	(25,821)	—	—	(25,821)
Other financing activities, net	2,725	(6,347)	(2,752)	—	(6,374)
Net cash provided by (used in) financing activities	2,725	3,523,783	(50,139)	3,096	3,479,465
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250,792	82,209	(22)	—	332,979
CASH AND CASH EQUIVALENTS, beginning of period	781,987	1,585,588	727	—	2,368,302
CASH AND CASH EQUIVALENTS, end of period	$1,032,779	$1,667,797	$705	$—	$2,701,281

 Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2012

	Parent	Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$72	$(103,395)	$240,227	$—	$136,904
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(251)	(143,765)	—	(144,016)
Purchase of investments	(192,415)	—	—	—	(192,415)
Proceeds from maturity of investments	162,500	—	—	—	162,500
Change in restricted cash and investments	—	500	—	—	500
Change in advances - affiliates	2,634	86,266	—	(88,900)	—
Other investing activities, net	—	(3,457)	(6,002)	—	(9,459)
Net cash (used in) provided by investing activities	(27,281)	83,058	(149,767)	(88,900)	(182,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advances - affiliates	—	—	(88,900)	88,900	—
Change in book overdraft	—	(2,830)	—	—	(2,830)
Other financing activities, net	(323)	(6,347)	(1,558)	—	(8,228)
Net cash (used in) provided by financing activities	(323)	(9,177)	(90,458)	88,900	(11,058)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,532)	(29,514)	2	—	(57,044)
CASH AND CASH EQUIVALENTS, beginning of period	657,289	1,285,266	727	—	1,943,282
CASH AND CASH EQUIVALENTS, end of period	$629,757	$1,255,752	$729	$—	$1,886,238

MetroPCS Communications, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

16.	Subsequent Events:

On April 14, 2013, the parties to the Business Combination Agreement entered into an amendment to the Business Combination Agreement to: (i) reduce the principal amount of the debt of the combined company to be issued to Deutsche Telekom at the closing of the Proposed Transaction by $3.8 billion; (ii) reduce the interest rate of the debt of the combined company to be issued to Deutsche Telekom at the closing of the Proposed Transaction by 50 basis points, and (iii) extend the lock-up period on sales to the public following the closing of the Proposed Transaction of shares of common stock of the combined company held by Deutsche Telekom from six months to eighteen months, subject to certain exceptions.
On April 24, 2013, MetroPCS held its special meeting of stockholders to vote on matters relating to the Proposed Transaction. A quorum of MetroPCS stockholders was represented by proxy or in person. The stockholders voted and approved the proposals presented at the special meeting. The Company anticipates the closing of the Proposed Transaction will occur after the close of business on April 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any statements made in this quarterly annual report that are not statements of historical fact, including statements about our beliefs, opinions and expectations, are “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and should be evaluated as such. Forward-looking statements include our expectations of customer growth, the causes of churn, the effect of seasonality on our business, the importance of our key non-GAAP financial measures and their use to compare companies in the industry, the effects, cost saving, future benefits or synergies of the Proposed Transaction, uses of CPU and EBITDA as a measure to compare performance, whether existing cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to fully fund planned operations and planned expansion, the challenges and opportunities facing our business including competitive pricing and increased promotional activity, competitive differentiators, our strategy and business plans, prospects, customer expectations, our projections of capital expenditures for 2013, continued wireline displacements, the effect of future inflation on our operations, the effect of changes in aggregate fair value of financial assets and liabilities and other statements that may relate to our plans, objectives, beliefs, strategies, goals, opinions, beliefs, future events, future revenues or performance, future capital expenditures, financing needs, outcomes of litigation and other information that is not historical information. These forward-looking statements generally can be identified by the fact that they do not disclose or relate strictly to historical or current facts and include, without limitation, words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “predict,” “targets,” “views,” “becomes,” “project,” “assume,” “should,” “would,” “could,” “may,” “will,” “suggest,” “forecast,” “potential,” and other similar expressions and variations. Forward-looking statements are contained throughout this quarterly report, including in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Company Overview,” "Seasonality," "Performance Measures," "Liquidity and Capital Resources," "Qualitative and Quantitative Disclosure About Market Risk," "Legal Proceedings," and "Risk Factors" sections of this report.

We base the forward-looking statements or projections made in this report on our current intent, expectations, plans, strategies, objectives, goals, beliefs, opinions, projections and assumptions as of the date of this quarterly report that have been made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future events and developments and other factors we believe are appropriate under the circumstances and at the time such statements are made. As you read and consider this quarterly report, you should understand that these forward-looking statements are not guarantees of future performance or results, are made as of the date of this quarterly report, and no assurances can be given that such statements or results will be obtained. Although we believe that these forward-looking statements are based on reasonable intent, expectations, beliefs, opinions and assumptions at the time they are made, you should be aware that many of these factors are beyond our control and that many factors could affect our actual financial results, performance or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may materially affect such forward-looking statements include, but are not limited, to:

•	the highly competitive nature of the wireless broadband mobile industry and changes in the competitive landscape;

•
ours and our competitors' current and planned promotions and advertising, marketing, sales and other initiatives, including pricing decisions, entry into consolidation and alliance activities, and our ability to respond to and support them;

•	the effects of the Proposed Transaction on dealers, retailers, vendors, suppliers, customers, content and application providers, our equity and debt holders and our employees;

•	the diversion of management's time and attention while the Proposed Transaction is pending;

•	our ability to operate our business in light of the Proposed Transaction and the covenants contained in the Business Combination Agreement;

•
the inability to have developed or to obtain handsets, equipment or software that our customers want, demand and expect, or to have handsets, equipment or software serviced, updated, revised or maintained in a timely and cost-effective manner for the prices and the features our customers want, expect or demand;

•
our ability to construct, operate and manage our network to deliver the services, content, applications, service quality and speed our customers want, expect and demand, and to provide, maintain and increase the capacity of our network and business systems to satisfy the expectations and demands of our customers and the demands placed by devices on our network;

•
our plans and expectations relating to, without limitation, (i) our growth opportunities and competitive position; (ii) our products and services; (iii) our customer experience; (iv) our results of operations, including projected synergies from the Proposed Transaction, earnings and cash flows; (v) the impact of the Proposed Transaction on our credit rating; and (vi) integration matters;

•	the federal income tax consequences of the Proposed Transaction and the enactment of additional state, federal, and/or foreign tax and/or other laws and regulations;

•
expectations, intentions and outcomes relating to, and diversion of management's time and attention to, and our ability to successfully defend against, litigation, including securities, class action, derivative, intellectual property (including patents), and product safety claims, by or against third parties, related to the Proposed Transaction or otherwise;

•	the possibility that the Proposed Transaction is delayed or does not close, including due to the failure to satisfy or waive the closing conditions, pursuant to the Business Combination Agreement;

•	alternative acquisition proposals that could delay completion of the Proposed Transaction;

•
our ability to successfully integrate our business with T-Mobile's business and realize the expected spectrum, cost and capital expenditure savings and synergies and other expected benefits from the Proposed Transaction;

•	changes in economic, business, competitive, technological and/or regulatory factors, including the passage of legislation or action by governmental or regulatory entities;

•	any changes in the regulatory environment in which we operate, including any change or increase in restrictions on our ability to operate our network;

•
terminations of, or limitations imposed on MetroPCS' or T-Mobile's business by, contracts entered into by either MetroPCS or T-Mobile, or the effect of provisions with respect to change in control, exclusivity, commitments or minimum purchase amounts contained in such contracts;

•	the impact of economic conditions on our business plan, strategy and stock price;

•	delays in, or changes in policies related to, income tax refunds or other governmental payments;

•	the impact on our network and business from major equipment failures, denial of service attacks, and security breaches related to the network or customer information;

•	the ability to obtain financing on terms favorable to us, or at all;

•	the impact of public and private regulations;

•
possible disruptions, cyber attacks, denial of service, or intrusions of our network, billing, operational support and customer care systems that may limit or disrupt our ability to provide service, customer care, or bill our customers, or which may cause disclosure or improper use of customers' information and associated harm to our customers, systems, reputation and goodwill;

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

•
write-offs, including write-offs in connection with the Proposed Transaction, or changes in MetroPCS' and/or T-Mobile's accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	the significant capital commitments of MetroPCS and T-Mobile;

•	our ability to remain focused and keep all employees focused on the business during the pendency of the Proposed Transaction;

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

•	the availability of additional spectrum, our ability to secure additional spectrum, or secure it at acceptable prices, when we need it;

•	our ability to enforce or protect our intellectual property rights;

•
our capital structure, including our indebtedness amount, the limitations imposed by the covenants in the documents governing our indebtedness and the maintenance of our financial and disclosure controls and procedures;

•	our ability to attract and retain key members of management and train personnel;

•	our ability to retain and grow our indirect distribution channels for our products and services;

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

•
other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as updated or supplemented under “Part II, Item 1A. Risk Factors” in each of our subsequent Quarterly Reports on Form 10-Q as filed with the SEC, including this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

The foregoing list of factors is not exclusive. All subsequent written and oral forward-looking statements concerning us and the Proposed Transaction or other matters attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Forward-looking statements herein speak only as of the date of this quarterly report and are based on current assumptions and expectations, and are subject to the factors above, among other things, and involve risks, uncertainties, events, circumstances, uncertainties and assumptions, many of which are beyond our ability to control or predict. You should not place undue reliance on these forward-looking statements. We do not intend to, and do not undertake an obligation to, update these forward-looking statements in the future to reflect future events or circumstances, except as required by applicable securities laws and regulations. The business, financial condition, and results of operations presented for any period, including the three months ended March 31, 2013, may not be indicative of the business, financial condition or results of operations for any subsequent period or the fiscal year.

You should carefully read and consider the cautionary statements contained or referred to in this section in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf, and all future written and oral forward-looking statements attributable to us or the Proposed Transaction or any other matters, are expressly qualified in their entirety by the foregoing cautionary statements.
Company Overview
Except as expressly stated, the financial condition and results of operations discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are those of MetroPCS Communications, Inc. and its consolidated subsidiaries, including MetroPCS Wireless, Inc., or Wireless, and unless the context indicates otherwise, references to “MetroPCS,” “MetroPCS Communications,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to MetroPCS Communications, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

We are a wireless telecommunications carrier that currently offers wireless broadband mobile services primarily in selected major metropolitan areas in the United States, including the Atlanta, Boston, Dallas/Fort Worth, Detroit, Las Vegas, Los Angeles, Miami, New York, Orlando/Jacksonville, Philadelphia, Sacramento, San Francisco and Tampa/Sarasota metropolitan areas. As of March 31, 2013, we held licenses for wireless spectrum suitable for wireless broadband mobile services covering a total population of 144 million people in and around many of the largest metropolitan areas in the United States. In addition, we have roaming agreements with other wireless broadband mobile carriers that allow us to offer our customers service in many areas when they are outside our service area. These roaming agreements, together with the area we serve with our own networks, allow our customers to receive service in an area covering over 280 million in total population under the Metro USA® brand. We provide our services using code division multiple access (CDMA) networks using 1xRTT technology and evolution data optimized (EVDO) and fourth generation long term evolution (4G LTE).
As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. If our number of customers increase over time, they will continue to contribute to increases in our revenues and operating expenses.

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

T-Mobile Transaction

On October 3, 2012, we announced we had entered into the Business Combination Agreement, as amended, with Deutsche Telekom, T-Mobile Global, T-Mobile Holding, and T-Mobile. Upon completion of the Proposed Transaction, MetroPCS and T-Mobile will combine their respective businesses, will rename MetroPCS as T-Mobile US, and will operate T-Mobile and MetroPCS as separate customer units. The Business Combination Agreement is structured as a recapitalization, in which MetroPCS will declare a reverse stock split, make a cash payment of $1.5 billion in the aggregate to our stockholders of record immediately following the reverse stock split and acquire all of T-Mobile's capital stock by issuing T-Mobile Holding 74% of MetroPCS' common stock outstanding following the cash payment on a pro forma basis. Upon completion of the Proposed Transaction, MetroPCS stockholders will own 26% of the combined company.
On April 14, 2013, the parties to the Business Combination Agreement entered into an amendment to the Business Combination Agreement to: (i) reduce the principal amount of the debt of the combined company to be issued to Deutsche Telekom at the closing of the Proposed Transaction by $3.8 billion; (ii) reduce the interest rate of the debt of the combined company to be issued to Deutsche Telekom at the closing of the Proposed Transaction by 50 basis points, and (iii) extend the lock-up period on sales to the public following the closing of the Proposed Transaction of shares of common stock of the combined company held by Deutsche Telekom from six months to eighteen months, subject to certain exceptions.
On April 24, 2013, MetroPCS held its special meeting of stockholders to vote on matters relating to the Proposed Transaction. A quorum of MetroPCS stockholders was represented by proxy or in person. The stockholders voted and approved the proposals presented at the special meeting. We anticipate the closing of the Proposed Transaction will occur after the close of business on April 30, 2013.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our annual report on Form 10-K for the year ended December 31, 2012 filed with the United States Securities and Exchange Commission, or SEC, on March 1, 2013.

Our accounting policies and the methodologies and assumptions we apply under them have not changed from our annual report on Form 10-K for the year ended December 31, 2012.
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

•
Variable Long Distance. We pay charges to other communications companies for long distance service provided to our customers. These variable charges are based on our customers' usage, applied at pre-negotiated rates with the long distance carriers.

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
Income Taxes. For the three months ended March 31, 2013 and 2012 we paid no federal income taxes. For the three months ended March 31, 2013 and 2012 we paid $0.7 million and $0.1 million, respectively, of state income taxes.
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
Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Operating Items
Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)
REVENUES:
Service revenues	$1,101,031	$1,158,779	(5%)
Equipment revenues	186,030	117,811	58%
Total revenues	1,287,061	1,276,590	1%
OPERATING EXPENSES:
Cost of service (excluding depreciation and amortization disclosed separately below)(1)	372,978	388,927	(4%)
Cost of equipment	437,969	458,864	(5%)
Selling, general and administrative expenses (excluding depreciation and amortization disclosed separately below)(1)	194,611	176,593	10%
Depreciation and amortization	173,167	152,819	13%
Loss on disposal of assets	508	1,120	(55%)
Total operating expenses	1,179,233	1,178,323	—%
Income from operations	$107,828	$98,267	10%
 ————————————

(1)
Cost of service and selling, general and administrative expenses include stock-based compensation expense. For the three months ended March 31, 2013, cost of service includes $0.7 million and selling, general and administrative expenses includes $8.9 million of stock-based compensation expense. For the three months ended March 31, 2012, cost of service includes $0.8 million and selling, general and administrative expenses includes $9.3 million of stock-based compensation expense.

Service Revenues. Service revenues decreased $57.7 million, or 5%, to approximately $1.1 billion for the three months ended March 31, 2013 from approximately $1.2 billion for the three months ended March 31, 2012. The decrease in service revenues is primarily attributable to a net loss of 482,922 customers during the twelve months ended March 31, 2013, partially offset by a $0.40 increase in average revenue per customer for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
Equipment Revenues. Equipment revenues increased $68.2 million, or 58%, to $186.0 million for the three months ended March 31, 2013 from $117.8 million for the three months ended March 31, 2012. The increase is primarily attributable to a higher average price of handsets sold, accounting for a $76.5 million increase as well as a $24.7 million increase in equipment revenues associated with a decrease in commissions paid to independent retailers due to a lower volume of handsets sold. These items were partially offset by a 12% decrease in gross customer additions which led to a $6.6 million decrease, as well as a decrease in upgrade handset sales to existing customers, which led to a $26.6 million decrease.
Cost of Service. Cost of service decreased $15.9 million, or 4%, to $373.0 million for the three months ended March 31, 2013 from $388.9 million for the three months ended March 31, 2012. The decrease in cost of service is primarily attributable to a decrease in taxes and regulatory fees as well as a decrease in long distance cost during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. These decreases were partially offset by expenses associated with the deployment of additional network infrastructure, including network infrastructure for 4G LTE.

Cost of Equipment. Cost of equipment decreased $20.9 million, or 5%, to $438.0 million for the three months ended March 31, 2013 from $458.9 million for the three months ended March 31, 2012. The decrease is primarily attributable to a decrease in handset upgrades by existing customers which led to a $57.4 million decrease, as well as a 12% decrease in gross customer additions which accounted for a $17.1 million decrease. These decreases were partially offset by a higher average cost of handsets accounting for a $55.2 million increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.0 million, or 10%, to $194.6 million for the three months ended March 31, 2013 from $176.6 million for the three months ended March 31, 2012. Selling expenses increased by $7.0 million, or 7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase is primarily attributable to a $6.7 million increase in marketing and advertising expenses. General and administrative expenses increased $11.5 million, or 16%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily due to an increase in commissions paid to independent retailers for customer reactivations, coupled with an increase in legal and professional service fees which includes $4.3 million in expenses incurred in connection with the T-Mobile Transaction.
Depreciation and Amortization. Depreciation and amortization expense increased $20.4 million, or 13%, to $173.2 million for the three months ended March 31, 2013 from $152.8 million for the three months ended March 31, 2012. The increase related primarily to network infrastructure assets placed into service during the twelve months ended March 31, 2013 to support the continued growth and expansion of our network.
Loss on Disposal of Assets. Loss on disposal of assets decreased $0.6 million, or 55%, to $0.5 million for the three months ended March 31, 2013 from $1.1 million for the three months ended March 31, 2012. The loss on disposal of assets during the three months ended March 31, 2013 and 2012 was due primarily to the disposal of assets related to certain network technology that was retired and replaced with newer technology.
Non-Operating Items

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)
Interest expense	$76,346	$70,083	9%
Provision for income taxes	12,543	7,658	64%
Net income	19,396	21,004	(8%)
Interest Expense. Interest expense increased $6.2 million, or 9%, to $76.3 million for the three months ended March 31, 2013 from $70.1 million for the three months ended March 31, 2012.  The increase was primarily attributable to an $8.1 million increase in interest expense due to the issuance of the 6 1/4% Senior Notes due 2021, or the 6 1/4% Senior Notes, and the 6 5/8% Senior Notes due 2023, or the New 6 5/8% Senior Notes, on March 19, 2013. This increase was partially offset by an additional $1.4 million in capitalized interest expense during the three months ended March 31, 2013 when compared to the same period in 2012. Our weighted average interest rate decreased to 5.88% for the three months ended March 31, 2013 compared to 5.91% for the three months ended March 31, 2012.

Provision for Income Taxes. Income tax expense increased $4.8 million, or 64%, to $12.5 million for the three months ended March 31, 2013 from $7.7 million for the three months ended March 31, 2012.  The effective tax rate was 39.3% and 26.7% for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to net state and local taxes, non-deductible expenses, federal and state income tax credits and a net change in uncertain tax positions.  For the three months ended March 31, 2012, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to net state and local taxes, non-deductible expenses, and a net change in uncertain tax positions. For the three months ended March 31, 2013, the increase in the effective tax rate when compared to the same period in 2012 is primarily due to the impact of a settlement agreement with a state taxing authority to resolve a disputed tax position which resulted in an income tax benefit of $3.7 million during the three months ended March 31, 2012.

Net Income. Net income decreased $1.6 million, or 8%, to $19.4 million for the three months ended March 31, 2013 compared to $21.0 million for the three months ended March 31, 2012. The decrease was primarily attributable to a 9% increase in interest expense as well as a 64% increase in provision for income taxes, partially offset by a 10% increase in income from operations.
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

The following table shows metric information for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Customers:
End of period	8,995,391	9,478,313
Net additions	108,668	131,654
Churn:
Average monthly rate	2.9%	3.1%
ARPU	$40.96	$40.56
CPGA	$236.14	$235.45
CPU	$22.21	$22.87
Adjusted EBITDA (in thousands)	$291,076	$262,362
Customers. Net customer additions were 108,668 for the three months ended March 31, 2013, compared to 131,654 for the three months ended March 31, 2012. The decrease in customer additions, we believe, is primarily attributable to our focus on generating Adjusted EBITDA and cash flow versus customer growth, competitive pressures, continued economic pressures and lack of economic recovery and customer expectations for high speed 4G data service. Total customers were 8,995,391 as of March 31, 2013, a decrease of 5% over the customer total of 9,478,313 as of March 31, 2012.

Churn. As we do not require a long-term service contract, we expect our churn percentage to be higher than traditional wireless carriers that require customers to sign a one- to two-year contract with significant early termination fees. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period. We classify delinquent customers as churn after they have been delinquent for 30 days. In addition, when an existing customer establishes a new account in connection with the purchase of an upgraded or replacement phone and does not identify themselves as an existing customer, we count the phone leaving service as a churn and the new phone entering service as a gross customer addition (“false churn”). Churn for the three months ended March 31, 2013 was 2.9%, compared to 3.1% for the three months ended March 31, 2012. The decrease in churn was primarily driven by continued investments in our network and lower subscriber growth. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect the net customer additions to be strongest in the first and fourth quarters. Softening of sales and increased customer turnover, or churn, in the second and third calendar quarters of the year usually combine to result in fewer net customer additions or in net customer losses. See - “Seasonality.”
Average Revenue Per User. ARPU represents (a) service revenues less pass through charges for the measurement period, divided by (b) the sum of the average monthly number of customers during such period. ARPU was $40.96 and $40.56 for three months ended March 31, 2013 and 2012, respectively, an increase of $0.40. The increase in ARPU for the three months ended March 31, 2013, when compared to the same period in 2012, was primarily attributable to continued demand for our 4G LTE service plans partially offset by promotional service plans.
Cost Per Gross Addition. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers when they are identified, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. CPGA costs increased to $236.14 for the three months ended March 31, 2013 from $235.45 for the three months ended March 31, 2012. The increase in CPGA for the three months ended March 31, 2013, was primarily driven by a 12% decrease in gross additions partially offset by decreased promotional activities as compared to the three months ended March 31, 2012.
Cost Per User. CPU is determined by dividing (a) cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on handset equipment transactions unrelated to initial customer acquisition, divided by (b) the sum of the average monthly number of customers during such period. CPU for the three months ended March 31, 2013 and 2012 was $22.21 and $22.87, respectively. The decrease in CPU for the three months ended March 31, 2013, when compared to the same period in 2012, was primarily driven by a decrease in retention expense for existing customers, a decrease in long distance cost and a decrease in taxes and regulatory fees. These items were partially offset by an increase in costs associated with our 4G LTE network upgrade and an increase in commissions paid to independent retailers for customer reactivations. During the three months ended March 31, 2013 we experienced $5.45 in CPU directly related to handset upgrades compared to $7.13 during the three months ended March 31, 2012.

Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income plus depreciation and amortization; gain (loss) on disposal of assets; less stock-based compensation expense; gain (loss) on extinguishment of debt; provision for income taxes; interest expense; minus interest and other income and non-cash items increasing consolidated net income. Adjusted EBITDA for the three months ended March 31, 2013 increased to $291.1 million from $262.4 million for the three months ended March 31, 2012.
Reconciliation of non-GAAP Financial Measures
We utilize certain financial measures and key performance indicators that are not calculated in accordance with GAAP to assess our financial and operating performance. A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows, or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.
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
ARPU - We utilize ARPU to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. ARPU is calculated exclusive of pass through charges that we collect from our customers and remit to the appropriate government agencies.
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

	Three Months Ended March 31,
	2013	2012
	(in thousands, except average number of customers and ARPU)
Calculation of Average Revenue Per User (ARPU):
Service revenues	$1,101,031	$1,158,779
Less: Pass through charges	(8,439)	(16,504)
Net service revenues	$1,092,592	$1,142,275
Divided by: Average number of customers	8,891,298	9,388,465
ARPU	$40.96	$40.56
CPGA - We utilize CPGA to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also allows us to compare our average acquisition costs per new customer to those of other wireless broadband mobile providers, although other providers may calculate this measure differently. Equipment revenues related to new customers are deducted from selling expenses in this calculation as they represent amounts paid by customers at the time their service is activated that reduce our acquisition cost of those customers. Additionally, equipment costs associated with existing customers, net of related revenues, are excluded as this measure is intended to reflect only the acquisition costs related to new customers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless broadband mobile providers, although other providers may calculate this measure differently. The following table reconciles total costs used in the calculation of CPGA to selling expenses, which we consider to be the most directly comparable GAAP financial measure to CPGA.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except gross customer additions and CPGA)
Calculation of Cost Per Gross Addition (CPGA):
Selling expenses	$102,526	$95,541
Less: Equipment revenues	(186,030)	(117,811)
Add: Equipment revenue not associated with new customers	131,543	94,069
Add: Cost of equipment	437,969	458,864
Less: Equipment costs not associated with new customers	(276,813)	(294,829)
Gross addition expenses	$209,195	$235,834
Divided by: Gross customer additions	885,893	1,001,636
CPGA	$236.14	$235.45
CPU - We utilize CPU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CPU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless broadband mobile providers. We believe investors use CPU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless broadband mobile providers, although other providers may calculate this measure differently. The following table reconciles total costs used in the calculation of CPU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CPU.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except average number of customers and CPU)
Calculation of Cost Per User (CPU):
Cost of service	$372,978	$388,927
Add: General and administrative expense	92,085	81,052
Add: Net loss on equipment transactions unrelated to initial customer acquisition	145,270	200,760
Less: Stock-based compensation expense included in cost of service and general and administrative expense	(9,573)	(10,156)
Less: Pass through charges	(8,439)	(16,504)
Total costs used in the calculation of CPU	$592,321	$644,079
Divided by: Average number of customers	8,891,298	9,388,465
CPU	$22.21	$22.87
Adjusted EBITDA - We utilize Adjusted EBITDA to monitor the financial performance of our operations. This measurement, together with GAAP measures such as revenue and income from operations, assists management in its decision-making process related to the operation of our business. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, other providers may calculate this measure differently.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Calculation of Adjusted EBITDA:
Net income	$19,396	$21,004
Adjustments:
Depreciation and amortization	173,167	152,819
Loss on disposal of assets	508	1,120
Stock-based compensation expense	9,573	10,156
Interest expense	76,346	70,083
Interest income	(373)	(375)
Other (income) expense, net	(84)	(103)
Provision for income taxes	12,543	7,658
Adjusted EBITDA	$291,076	$262,362

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$223,451	$136,904
Adjustments:
Interest expense	76,346	70,083
Non-cash interest expense	(2,195)	(1,831)
Interest income	(373)	(375)
Other (income) expense, net	(84)	(103)
Recovery of uncollectible accounts receivable	111	107
Deferred rent expense	(2,930)	(4,792)
Cost of abandoned cell sites	(360)	(423)
Gain on sale and maturity of investments	138	37
Accretion of asset retirement obligations	(1,778)	(1,588)
Provision for income taxes	12,543	7,658
Deferred income taxes	(11,505)	(14,357)
Changes in working capital	(2,288)	71,042
Adjusted EBITDA	$291,076	$262,362
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, and cash generated from operations. At March 31, 2013, we had a total of approximately $2.7 billion in cash and cash equivalents. We believe that, based on our current level of cash and cash equivalents, and our anticipated cash flows from operations, we have adequate liquidity, cash flow and financial flexibility to fund our operations in the near-term. In addition we had a total of $3.48 billion in net proceeds from the issuance of the 6 1/4%  Senior Notes and New 6 5/8% Senior Notes, or collectively the 2013 Notes, that was classified as restricted cash on the condensed consolidated balance sheet as of March 31, 2013.

As of March 31, 2013, we owed an aggregate of approximately $7.9 billion under our Senior Secured Credit Facility,
7 7/8% Senior Notes due 2018, or the 7 7/8% Senior Notes, 6 5/8% Senior Notes due 2020, or the 6 5/8% Senior Notes, 6 1/4% Senior Notes and New 6 5/8% Senior Notes, as well as $324.5 million under our capital lease obligations.
Senior Notes Offering
In March 2013, Wireless completed the sale of $1.75 billion of principal amount of 6 1/4%  Senior Notes. The net proceeds from the sale of the 6 1/4% Senior Notes were $1.74 billion after underwriter fees and other debt issuance costs of approximately $14.9 million.
In March 2013, Wireless completed the sale of $1.75 billion of principal amount of New 6 5/8% Senior Notes. The net proceeds from the sale of the New 6 5/8% Senior Notes were $1.74 billion after underwriter fees and other debt issuance costs of approximately $14.9 million.

If the Proposed Transaction in connection with the Business Combination Agreement has not been consummated on or before 11:59 p.m., New York City time, on January 17, 2014, or if the Business Combination Agreement is terminated prior to that time, all of the 2013 Notes will be subject to a special mandatory redemption. Accordingly, Wireless is required to keep the $3.48 billion of net proceeds from the 2013 Notes offering in a segregated account and keep the net proceeds on hand in cash or cash equivalents pending the consummation of the Proposed Transaction (See Note 4). If a special mandatory redemption occurs, the special mandatory redemption price for each series of 2013 Notes would be (i) if the special mandatory redemption occurs on or prior to September 30, 2013, 100% of the principal amount of the 2013 Notes, and (ii) if the special mandatory redemption occurs after September 30, 2013, 101% of the principal amount of the 2013 Notes, in each case plus accrued and unpaid interest to, but not including, the redemption date. If the Proposed Transaction is consummated, the 2013 Notes will be assumed by, and become the obligations of, T-Mobile, as the surviving corporation. Wireless intends to use the net proceeds from the sale of the 2013 Notes to repay the outstanding amounts owed under the Senior Secured Credit Facility, to pay liabilities under related interest rate protection agreements and to pay related fees and expenses, and the remainder of which

Wireless intends to use for general corporate purposes, if the Proposed Transaction is consummated. The 2013 Notes will thereafter be guaranteed by the MetroPCS, T-Mobile's wholly-owned domestic restricted subsidiaries (excluding certain designated special purpose entities, a certain reinsurance subsidiary and immaterial subsidiaries), all of T-Mobile's restricted subsidiaries that guarantee certain of its indebtedness, and any future subsidiary of MetroPCS that directly or indirectly owns any equity interests of T-Mobile.

In March 2013, Wireless and the guarantors also entered into a Registration Rights Agreement with Deutsche Bank Securities Inc., as representative of the initial purchasers in the 2013 Notes offering, or the Initial Purchasers.

Under the terms of the Registration Rights Agreement, Wireless and the guarantors agree to use commercially reasonable efforts to file a registration statement covering an offer to exchange the 2013 Notes for Exchange Securities (as defined in the Registration Rights Agreement). Wireless also agreed to use commercially reasonable efforts to have such registration statement declared effective and to consummate the Exchange Offer (as defined in the Registration Rights Agreement) not later than 60 days after the date such registration statement becomes effective. Alternatively, if Wireless is unable to consummate the Exchange Offer under certain conditions, or if holders of the 2013 Notes cannot participate in, or cannot obtain freely transferable Exchange Securities in connection with, the Exchange Offer for certain specified reasons, then Wireless and the Guarantors will use commercially reasonable efforts to file a shelf registration statement within the times specified in the Registration Rights Agreement to facilitate resale of the 2013 Notes. All registration expenses (subject to limitations specified in the Registration Rights Agreement) will be paid by Wireless and the guarantors.

Should Wireless fail to consummate the Exchange Offer within 360 days after the date Wireless’ merger with T-Mobile is effective; or, if a shelf registration statement is required, fail to have the shelf registration statement declared effective, or if a shelf registration statement has become effective, fail to maintain the effectiveness thereof or the usability of the related prospectus (subject to certain exceptions) for more than 120 days in any twelve-month period, Wireless will be required to pay certain additional interest as provided in the Registration Rights Agreement.

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

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for construction or increasing the capacity of or upgrading our network infrastructure, including network infrastructure for 4G LTE, costs associated with clearing and relocating non-governmental incumbent licenses, funding of operating cash flow losses incurred as we launch services in new metropolitan areas and other working capital costs, debt service and financing fees and expenses. Our capital expenditures for the three months ended March 31, 2013 were $154.6 million and capital expenditures for the year ended December 31, 2012 were $845.9 million. The expenditures for the three months ended March 31, 2013 were primarily associated with our efforts to increase the service area and capacity of our existing network and the continued upgrade of our network to 4G LTE. We believe the increased service area and capacity in existing markets will improve our service offerings, helping us to attract additional customers and retain existing customers resulting in increased revenues.

Operating Activities

Cash provided by operating activities increased $86.6 million to $223.5 million during the three months ended March 31, 2013 from $136.9 million for the three months ended March 31, 2012. The increase is primarily attributable to a $73.3 million increase in cash flows provided by changes in working capital during the three months ended March 31, 2013 compared to the same period in 2012.

Investing Activities

Cash used in investing activities increased approximately $3.2 billion to approximately $3.4 billion during the three months ended March 31, 2013 from $182.9 million during the three months ended March 31, 2012. The increase in cash used in investing activities is due primarily to approximately $3.5 billion in restricted cash as a result of the issuance of the 2013 Notes, partially offset by an increase in cash flows provided by net maturities of short-term investments of $274.9 million for the three months ended March 31, 2013 compared to the same period in 2012.

Financing Activities

Cash provided by financing activities was approximately $3.5 billion during the three months ended March 31, 2013 compared to cash used in financing activities of $11.1 million during the three months ended March 31, 2012. The increase is primarily attributable to approximately $3.5 billion in net proceeds from the issuance of the 2013 Notes.

Capital Lease Obligations
We have entered into various non-cancelable capital lease agreements with expirations through 2028. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheets in property and equipment and long-term debt, respectively. Depreciation of assets held under capital lease obligations is included in depreciation and amortization expense. As of March 31, 2013, we had $324.5 million of capital lease obligations, with $11.9 million and $312.6 million recorded in current maturities of long-term debt and long-term debt, respectively.
Capital Expenditures and Other Asset Acquisitions
Capital Expenditures. We currently expect to incur capital expenditures in the range of $800.0 million to $900.0 million on a consolidated basis for the year ending December 31, 2013.
During the three months ended March 31, 2013, we incurred $154.6 million in capital expenditures. During the year ended December 31, 2012, we incurred $845.9 million in capital expenditures. The capital expenditures for the three months ended March 31, 2013 and the year ended December 31, 2012 were primarily associated with our efforts to increase the service area and capacity of our existing network and the continued upgrade of our network to 4G LTE.

Other Asset Acquisitions. During the three months ended March 31, 2012, we closed on the acquisition of microwave spectrum in the net aggregate amount of $2.1 million in cash consideration paid.
During the three months ended March 31, 2013, we closed on the acquisition of microwave spectrum including a net aggregate amount of $2.0 million in cash consideration paid.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Inflation
We believe that inflation has not materially affected our operations.
Effect of New Accounting Standards

In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," allowing entities to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether the quantitative test is required, as opposed to required annual quantitative impairment testing.  The amendment was effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. We did not elect to utilize a qualitative assessment and have performed the most recent annual quantitative impairment test as of September 30, 2012 consistent with prior years.  The implementation of this standard did not affect our financial condition, results of operations, or cash flows.

In February 2013, the FASB issued ASU 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which added new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI") to help entities improve the transparency of changes in other comprehensive income and items reclassified out of AOCI in financial statements. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The implementation of this standard did affect our disclosures but did not affect our financial condition, results of operations, or cash flows.

In February 2013, the FASB issued ASU 2013-04 "Liabilities (Topic 405): "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date," which added new disclosure requirements to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date and disclose the arrangements and the total outstanding amount of the obligation for all joint parties. These disclosure requirements are incremental to the existing related-party disclosure requirements. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early adoption is permitted. The implementation of this standard is not expected to affect the our financial condition, results of operations, or cash flows.
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

As of March 31, 2013, we had approximately $2.4 billion in outstanding indebtedness under our Senior Secured Credit Facility that bears interest at floating rates based on LIBOR plus 3.821% for the Tranche B-2 Term Loans and LIBOR plus 3.75% for the Tranche B-3 Term Loans and Incremental Tranche B-3 Term Loans. The interest rate on the outstanding debt under our Senior Secured Credit Facility as of March 31, 2013 was 4.631%, which includes the impact of our interest rate protection agreements. In October 2010, Wireless entered into three separate two-year interest rate protection agreements to manage its interest rate risk exposure. These agreements were effective on February 1, 2012, cover a notional amount of $950.0 million and effectively converted this portion of its variable rate debt to fixed rate debt at a weighted average annual rate of 4.908%. These agreements expire on February 1, 2014.  In April 2011, Wireless entered into three separate three-year interest rate protection agreements to manage its interest rate risk exposure under our Senior Secured Credit Facility.  These agreements were effective on April 15, 2011, cover a notional amount of $450.0 million and effectively convert this portion of its variable rate debt to fixed rate debt at a weighted average annual rate of 5.242%.  These agreements expire on April 15, 2014.  If market LIBOR rates increase 100 basis points over the rates in effect at March 31, 2013, annual interest expense on the approximately $1.0 billion in variable rate debt that is not subject to interest rate protection agreements would increase $10.4 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for appropriate and timely decisions regarding required disclosure. Our management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving these desired objectives. As required by SEC Rule 13a-15(b), we conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures (as defined by SEC Rule 13a – 15(e)), our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Since the announcement on October 3, 2012 of the execution of the business combination agreement, MetroPCS, Deutsche Telekom, T-Mobile Global, T-Mobile Holding, T-Mobile (Deutsche Telekom, T-Mobile Global, T-Mobile Holding and T-Mobile, collectively, referred to herein as the T-Mobile defendants) and the members of the MetroPCS board, referred to as the MetroPCS board members, including an officer of MetroPCS and in some cases, Deutsche Telekom and its affiliates, have been named as defendants in multiple putative stockholder derivative and class action complaints challenging the Proposed Transaction. The lawsuits include:

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

 The various plaintiffs in the lawsuits allege that the individual defendants breached their fiduciary duties by, among other things, failing to (i) obtain sufficient value for the MetroPCS stockholders in the transaction, (ii) establish a process that adequately protected the interests of the MetroPCS stockholders, and (iii) adequately ensure that no conflicts of interest occurred. The plaintiffs also allege that the individual defendants breached their fiduciary duties by agreeing to certain terms in the business combination agreement that allegedly restricted the defendants' ability to obtain a more favorable offer from a competing bidder and that such provisions, together with the voting support agreement and the rights agreement amendment constitute breaches of the individual defendants' fiduciary duties. The plaintiffs seek injunctive relief, unspecified damages, an order rescinding the business combination agreement, unspecified punitive damages, attorney's fees, other expenses, and costs. All of the plaintiffs seek a determination that their alleged claims may be asserted on a class-wide basis. In addition, the plaintiffs in the Texas actions assert putative derivative claims, as stockholders on behalf of MetroPCS, against the individually named defendants for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment and corporate waste in connection with the Proposed Transaction.

In addition, an action was filed on March 28, 2013 by The Merger Fund, The Merger Fund VL, GS Master Trust, MLIS Westchester merger Arbitrage UCITS Fund, and Dunham Monthly Distribution Fund, alleged MetroPCS stockholders, in the United States District Court in New York, The Merger Fund, et al. v. MetroPCS Communications, Inc. et al., Civil Action No. 13-CV-2066 (AJN), which the we refer to as the New York Action, alleging: (a) violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 by misstating or omitting material facts from the MetroPCS proxy statement; and (b) that certain members of our board of directors breached their fiduciary duties. The plaintiffs seek injunctive relief, an order rescinding the Proposed Transaction if it is consummated, unspecified damages, and costs of the litigation.

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

On November 19, 2012, the MetroPCS defendants and the T-Mobile defendants filed a petition for writ of mandamus and a motion to stay, referred to as the Texas mandamus petition, with the Court of Appeals for the Fifth District at Dallas, referred to as the Texas appellate court, to stay and overturn the TRO order based on the mandatory forum selection provision in the MetroPCS bylaws, which requires that the claims in the Texas actions must be dismissed and pursued only in the Delaware Court of Chancery, and on a lack of evidence supporting the findings in the TRO order or establishing a basis for such TRO order, and to stay the temporary injunction hearing. On November 20, 2012, the Texas appellate court stayed the Texas trial court's ruling, canceled the scheduled temporary injunction hearing, and ordered briefing on the issues raised in the petition for writ of mandamus.

On November 28, 2012, the plaintiff in the Marino action filed an amended class action complaint alleging breach of fiduciary duty by the MetroPCS board members in connection with the terms of the business combination agreement, as well as alleging that MetroPCS has failed to make full and fair disclosure in our preliminary proxy, for the special meeting of our stockholders to approve the Transaction, of all information and analyses presented to and considered by the MetroPCS board members, and alleging that the T-Mobile defendants aided and abetted such claimed breaches of fiduciary duty, and motions seeking expedited proceeding and discovery and to enjoin the defendants from taking any action to consummate the business combination between MetroPCS and the T-Mobile defendants. No hearing has been set on these motions. On November 30, 2012, all of Delaware actions were consolidated into a single action, now captioned MetroPCS Communications, Inc. Shareholder Litigation, Consolidated C.A. No. 7938-CS. We and the plaintiffs in the Marino action entered into a discovery stipulation under which the Company produced certain documents by January 25, 2013 and the plaintiff conducted depositions of a corporate representative of Evercore Group, L.L.C., or Evercore, the Chairman of the Special Committee and our Chief Executive Officer, which depositions were completed by February 14, 2013.  The Delaware Court of Chancery had set the preliminary injunction hearing on February 28, 2013, with plaintiffs' brief due on February 15, 2013.  On February 15, 2013, rather than file their brief, plaintiffs sent a letter to the Delaware Court of Chancery notifying the Court that plaintiffs did not intend to file a brief, that their disclosure claims had become moot based on revised proxy materials MetroPCS had filed with the SEC which contained additional disclosure, and that the preliminary injunction hearing should be removed from the Court's docket.

On January 8, 2013, the Texas appellate court conditionally granted the Texas mandamus petition and ordered the Texas trial court to vacate the TRO order, render an order denying the Texas TRO motion, and render an order granting the MetroPCS defendants' and T-Mobile defendants' motion to stay the action until MetroPCS defendants' and T-Mobile defendants' motion to dismiss or stay the action is decided by the Texas trial court. A hearing is currently set on such motion for May 3, 2013.

On March 4, 2013, the trial court in the Polu action set a non-jury trial date of July 24, 2013. The Company has set a hearing on the Company's motion to dismiss the Polu action for June 7, 2013.

On April 15, 2013, the trial court in the New York action entered an order requiring plaintiffs to submit a status letter by May 12, 2013. On April 18, 2013, Defendants, while not admitting proper service, moved the Court to extend the deadline to answer, plead or otherwise respond to the Complaint from April 19, 2013 to May 20, 2013. That motion was granted on April 19, 2013.

The MetroPCS defendants plan to defend vigorously against the claims made in the Delaware actions, New York actions and the Texas actions.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013. You also should be aware that the risk factors disclosed in all our filings with the SEC and other information contained in our filings with the SEC may not describe every risk facing or that could effect our Company and the business, financial condition or results of operations or that you should consider in investing or holding the securities of our Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information about shares acquired from employees during the first quarter of 2013 as payment of withholding taxes in connection with the vesting of restricted stock:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	8,421	$9.73	—	—
February 1 - February 28	172,231	$9.80	—	—
March 1 – March 31	44,252	$10.15	—	—
Total	224,904	$9.87	—	—
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

METROPCS COMMUNICATIONS, INC.

Date: April 25, 2013	By:	/s/ Roger D. Linquist
Roger D. Linquist Chief Executive Officer and Chairman of the Board

Date: April 25, 2013	By:	/s/ J. Braxton Carter
J. Braxton Carter Chief Financial Officer and Vice Chairman

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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