Form 10-Q
period 2013-06-30
T-Mobile US, Inc.
filed 2013-08-08
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-33409
T-MOBILE US, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0836269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12920 SE 38th Street, Bellevue, Washington	98006-1350
(Address of principal executive offices)	(Zip Code)

(425) 378-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                            Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 31, 2013
Common Stock, $0.00001 par value per share	726,716,596

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	6/30/2013	12/31/2012
Assets
Current assets
Cash and cash equivalents	$2,362	$394
Accounts receivable, net of allowances for uncollectible accounts of $322 and $289	3,000	2,678
Accounts receivable from affiliates	33	682
Inventory	819	457
Current portion of deferred tax assets, net	501	655
Other current assets	598	675
Total current assets	7,313	5,541
Property and equipment, net of accumulated depreciation of $18,787 and $17,744	15,185	12,807
Goodwill	1,683	—
Spectrum licenses	18,415	14,550
Other intangible assets, net of accumulated amortization of $313 and $243	1,390	79
Investments in unconsolidated affiliates	49	63
Long-term investments	38	31
Other assets	661	551
Total assets	$44,734	$33,622
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$4,305	$3,475
Current payables to affiliates	226	1,619
Short-term debt	210	—
Deferred revenue	459	290
Other current liabilities	198	208
Total current liabilities	5,398	5,592
Long-term payables to affiliates	11,200	13,655
Long-term debt	6,276	—
Long-term financial obligation	2,479	2,461
Deferred tax liabilities	4,386	3,618
Deferred rents	2,000	1,884
Other long-term liabilities	636	297
Total long-term liabilities	26,977	21,915
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 727,401,814 and 535,286,077 shares issued, 726,019,309 and 535,286,077 shares outstanding	—	—
Additional paid-in capital	35,389	29,197
Treasury stock, at cost, 1,382,505 and 0 shares issued	—	—
Accumulated other comprehensive income	2	41
Accumulated deficit	(23,032)	(23,123)
Total stockholders' equity	12,359	6,115
Total liabilities and stockholders' equity	$44,734	$33,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2013	2012	2013	2012
Revenues
Branded postpaid revenues	$3,284	$3,713	$6,547	$7,534
Branded prepaid revenues	1,242	414	1,745	791
Wholesale revenues	143	143	293	273
Roaming and other service revenues	87	111	177	227
Total service revenues	4,756	4,381	8,762	8,825
Equipment sales	1,379	435	1,984	970
Other revenues	93	67	159	122
Total revenues	6,228	4,883	10,905	9,917
Operating expenses
Network costs	1,327	1,178	2,436	2,374
Cost of equipment sales	1,936	745	2,822	1,590
Customer acquisition	1,028	751	1,765	1,500
General and administrative	819	871	1,588	1,841
Depreciation and amortization	888	819	1,643	1,566
MetroPCS transaction-related costs	26	—	39	—
Restructuring costs	23	48	54	54
Other, net	—	19	(2)	43
Total operating expenses	6,047	4,431	10,345	8,968
Operating income	181	452	560	949
Other income (expense)
Interest expense to affiliates	(225)	(151)	(403)	(322)
Interest expense	(109)	—	(160)	—
Interest income	40	18	75	32
Other income, net	118	23	112	8
Total other expense, net	(176)	(110)	(376)	(282)
Income before income taxes	5	342	184	667
Income tax expense	21	135	93	260
Net income (loss)	$(16)	$207	$91	$407
Other comprehensive income (loss), net of tax
Net gain (loss) on cross currency interest rate swaps, net of tax effect of $39, ($68), $13 and ($26)	66	(114)	23	(43)
Net gain (loss) on foreign currency translation, net of tax effect of ($62), $50, ($37) and $23	(104)	84	(62)	39
Unrealized gain (loss) on available-for-sale securities, net of tax effect of $0, $0, $0 and $0	—	(2)	—	(1)
Other comprehensive loss, net of tax	(38)	(32)	(39)	(5)
Total comprehensive income (loss)	$(54)	$175	$52	$402
Earnings (loss) per share
Basic	$(0.02)	$0.39	$0.15	$0.76
Diluted	(0.02)	0.39	0.15	0.76
Weighted average shares outstanding
Basic	664,603,682	535,286,077	600,302,111	535,286,077
Diluted	664,603,682	535,286,077	601,694,911	535,286,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
Operating activities
Net cash provided by operating activities	$1,715	$1,909

Investing activities
Purchases of property and equipment	(2,126)	(1,286)
Purchases of intangible assets	(51)	(10)
Short term affiliate loan receivable, net	300	(577)
Cash and cash equivalents acquired in MetroPCS business combination	2,144	—
Other, net	(5)	(4)
Net cash provided by (used in) investing activities	262	(1,877)

Financing activities
Repayments related to a variable interest entity	(40)	—
Distribution to affiliate as a result of debt recapitalization	(41)	—
Proceeds from exercise of stock options	72	—
Excess tax benefit from stock-based compensation	3	—
Other, net	(3)	1
Net cash provided by (used in) financing activities	(9)	1

Change in cash and cash equivalents	1,968	33
Cash and cash equivalents
Beginning of period	394	390
End of period	$2,362	$423

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Shares		Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(in millions, except shares)	Common Stock	Treasury Stock
Balances as of December 31, 2012	535,286,077	—	$29,197	$41	$(23,123)	$6,115
Net income	—	—	—	—	91	91
Other comprehensive loss	—	—	—	(39)	—	(39)
Effects of debt recapitalization	—	—	3,143	—	—	3,143
MetroPCS shares converted upon reverse merger, net of treasury stock withheld for taxes	184,487,309	1,382,505	2,971	—	—	2,971
Stock-based compensation	—	—	6	—	—	6
Exercise of stock options	6,245,923	—	72	—	—	72
Balances as of June 30, 2013	726,019,309	1,382,505	$35,389	$2	$(23,032)	$12,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the balances and results of operations of T-Mobile US, Inc. and its consolidated subsidiaries, collectively “T-Mobile” or the “Company”. T-Mobile consolidates all majority-owned subsidiaries over which it exercises control, as well as variable interest entities where it is deemed to be the primary beneficiary and variable interest entities which cannot be deconsolidated. Intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements fairly present the financial position and results of operations in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company's results for the periods presented. The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the three years ended December 31, 2012 filed with its Current Report on Form 8-K filed June 18, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates.

On April 30, 2013, the business combination involving T-Mobile USA, Inc. (“T-Mobile USA”) and MetroPCS Communications, Inc. (“MetroPCS”) was completed. In connection with the business combination, MetroPCS acquired all of the outstanding capital stock of T-Mobile USA beneficially owned by Deutsche Telekom AG (“Deutsche Telekom”) in consideration for the issuance of shares of common stock representing approximately 74% of the fully diluted shares of the combined entity. MetroPCS was subsequently renamed T-Mobile US, Inc. and is the consolidated parent of the Company's subsidiaries, including T-Mobile USA. The business combination was accounted for as a reverse acquisition with T-Mobile USA as the accounting acquirer. Accordingly, T-Mobile USA's historical financial statements became the historical financial statements of the combined company. The common shares outstanding and earnings (loss) per share presented for periods up to April 30, 2013 reflect the common shares issued to T-Mobile Global Holding GmbH (“T-Mobile Holding”), an indirect wholly-owned subsidiary of Deutsche Telekom, in connection with the reverse acquisition. See Note 2 – Transaction with MetroPCS for further information.

Segments

T-Mobile operates as a single operating segment and a single reporting unit. As of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, all of T-Mobile's revenues and long-lived assets related to operations in the United States, Puerto Rico and the U.S. Virgin Islands.

Cash and Cash Equivalents

Cash equivalents, including those acquired through the business combination with MetroPCS, consist of highly liquid interest-earning investments with remaining maturities of three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of net identifiable assets acquired in a business combination. The Company assesses the carrying value of its goodwill for potential impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that such assets might be impaired.

Other Intangible Assets

Intangible assets that have finite useful lives are amortized over their useful lives. Customer lists are primarily amortized using the sum-of-the-years-digits method over the expected period in which the relationship is expected to contribute to future cash flows. The remaining finite-lived intangible assets are generally amortized using the straight-line method.

Stock-Based Compensation

Stock-based compensation cost for stock awards is measured at fair value on the grant date and recognized as expense, net of expected forfeitures, over the related service period. The fair value of stock awards is based on the closing price of T-Mobile common stock on the date of grant. Restricted stock units (“RSUs”) are recognized as expense using the straight-line method. Performance stock units (“PSUs”) are recognized as expense following a graded vesting schedule.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares outstanding for the period plus the effect of dilutive potential common shares outstanding during the period, calculated using the treasury stock method. Dilutive potential common shares consist of outstanding stock options.

2.Transaction with MetroPCS

Transaction Overview

On October 3, 2012, Deutsche Telekom, T-Mobile Global Zwischenholding GmbH, a direct wholly-owned subsidiary of Deutsche Telekom (“T-Mobile Global”), T-Mobile Holding, a direct wholly-owned subsidiary of T-Mobile Global, T-Mobile USA and MetroPCS entered into a Business Combination Agreement (“BCA”) for the business combination of T-Mobile USA and MetroPCS, which was subsequently amended on April 14, 2013. The business combination was intended to provide the Company with expanded scale, spectrum, and financial resources to compete aggressively with other larger U.S. wireless carriers. The stockholders of MetroPCS approved the business combination on April 24, 2013, and the transaction closed on April 30, 2013 (“Acquisition Date”).

The transaction was accounted for as a reverse acquisition under the acquisition method of accounting with T-Mobile USA considered to be the accounting acquirer based upon the terms and conditions set forth in the BCA, including the ability of T-Mobile USA's stockholder, Deutsche Telekom, to nominate a majority of the board of directors of the Company and Deutsche Telekom's receipt of shares representing a majority of the outstanding voting power of the Company. Based on the determination that T-Mobile USA was the accounting acquirer in the transaction, the Company has allocated the preliminary purchase price to the fair value of MetroPCS's assets and liabilities as of the Acquisition Date, with the excess preliminary purchase price recorded as goodwill.

Accordingly, the acquired assets and liabilities of MetroPCS are included in the Company's condensed consolidated balance sheet as of June 30, 2013 and the results of its operations and cash flows are included in the Company's condensed consolidated statement of comprehensive income and cash flows for the period from May 1, 2013 through June 30, 2013.

Pursuant to the terms and the conditions as set forth in the BCA:

•
Deutsche Telekom recapitalized T-Mobile USA by retiring T-Mobile USA's notes payable to affiliates principal balance of $14.5 billion and all related derivative instruments in exchange for $11.2 billion in new notes payable to affiliates and additional paid-in capital prior to the closing of the business combination.

•	Deutsche Telekom provided T-Mobile USA with a $500 million unsecured revolving credit facility.

•
MetroPCS effected a recapitalization which consisted of a reverse stock split of the MetroPCS common stock and an aggregate cash payment of $1.5 billion to the MetroPCS stockholders on the Acquisition Date.

•
Thereafter, MetroPCS acquired all of T-Mobile USA's capital stock from T-Mobile Holding in exchange for common stock representing approximately 74% of the fully diluted shares of the combined entity's common stock on the Acquisition Date.

Debt Recapitalization

In connection with the recapitalization of T-Mobile USA, certain outstanding balances with Deutsche Telekom were settled prior to the closing of the business combination. The debt recapitalization was accounted for as a debt extinguishment with the effects being treated as a capital transaction.

The effects on additional paid-in capital as a result of the debt recapitalization are presented in the following table:

(in millions)	Debt Recapitalization
Retirement of notes payable to affiliates	$14,450
Elimination of net unamortized discounts and premiums on notes payable to affiliates	434
Issuance of new notes payable to affiliates	(11,200)
Settlement of accounts receivable from affiliates and other outstanding balances	(363)
Income tax effect	(178)
Total	$3,143

Reverse Stock Split

On April 30, 2013, as contemplated by the BCA, the Company amended and restated its existing certificate of incorporation in its entirety in the form of the Fourth Amended and Restated Certificate of Incorporation to, among other things, effect a reverse stock split of MetroPCS' common stock, and change its name to T-Mobile US, Inc. On the Acquisition Date, the Company issued to T-Mobile Holding 535,286,077 shares of common stock in exchange for T-Mobile Holding transferring to the Company all of its rights, title and interest in and to all the equity interests of T-Mobile USA. After giving effect to this transaction, the shares of the Company's common stock issued to T-Mobile Holding represented approximately 74% of the fully diluted shares of the Company's common stock on the Acquisition Date. Immediately prior to the Acquisition Date, each issued share of MetroPCS was reverse split, and at consummation of the business combination each issued share was canceled and converted into shares of the Company's stock totaling 184,487,309 shares of common stock, exclusive of 1,382,505 shares in treasury.

Consideration Transferred

The fair value of the consideration transferred in a reverse acquisition was determined based on the number of shares the accounting acquirer (T-Mobile USA, the legal acquiree) would have had to issue to the stockholders of the accounting acquiree (MetroPCS, the legal acquirer) in order to provide the same ratio of ownership in the combined entity (approximately 26%) as a result of the transaction. The fair value of the consideration transferred was based on the most reliable measure, which was determined to be the market price of MetroPCS shares as of Acquisition Date.  The fair value of the consideration transferred, based on the market price of MetroPCS shares on the Acquisition Date, consisted of the following:

(in millions)	Purchase Consideration
Fair value of MetroPCS shares	$2,886
Fair value of MetroPCS stock options	84
Cash consideration paid to MetroPCS stock option holders	1
Total purchase consideration	$2,971

The fair value of the MetroPCS shares was determined by using the closing price of MetroPCS common stock on the New York Stock Exchange on the Acquisition Date, prior to giving effect to the reverse stock split, of $11.84 per share, adjusted by the $4.05 per share impact of the $1.5 billion cash payment, which was a return of capital to the MetroPCS stockholders made as part of the recapitalization prior to the stock issuance to T-Mobile Holding. This resulted in an adjusted price of $7.79 per share unadjusted for the effects of the reverse stock split.

Pursuant to the BCA, unvested MetroPCS' stock options and shares of restricted stock immediately vested as of the closing of the business combination and were adjusted to give effect to the recapitalization. Holders of stock options for which the exercise price was less than the average closing price of MetroPCS's common stock for the five days preceding the closing (“in-the-money options”) had the right to receive, at their election, a cash payment based on the amount by which the average closing price exceeded the exercise price of the options. In-the-money options held by holders who made this election were canceled. Finally, stock options with low exercise prices, as defined in the BCA, were canceled in exchange for cash consideration.

Preliminary Purchase Price Allocation

As T-Mobile USA was the accounting acquirer in the business combination, it has allocated the preliminary purchase price to the MetroPCS individually identifiable assets acquired and liabilities assumed based on their estimated fair values on the

Acquisition Date. The excess of the preliminary purchase price over those fair values was recorded as goodwill. The determination of the preliminary fair values of the acquired assets and assumed liabilities requires significant judgment, including estimates relating to the decommissioning of network cell sites, the determination of estimated lives of depreciable and intangible assets and the calculation of the value of spectrum licenses, customer lists, and trademarks. Accordingly, should additional information become available, the preliminary purchase price allocation is subject to further adjustment.

The following table summarizes the allocation of the preliminary purchase price:

(in millions)	Preliminary Fair Value
Assets
Cash and cash equivalents	$2,144
Accounts receivable, net	98
Inventory	171
Other current assets	240
Property and equipment	1,475
Spectrum licenses	3,818
Other intangible assets	1,376
Other assets	10
Total assets acquired	9,332

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	475
Deferred revenues	187
Other current liabilities	15
Deferred tax liabilities	735
Long-term debt	6,277
Other long-term liabilities	355
Total liabilities assumed	8,044
Net identifiable assets acquired	1,288
Goodwill	1,683
Net assets acquired	$2,971

The goodwill recognized was attributable primarily to expected synergies from combining the businesses of T-Mobile USA and MetroPCS, including, but not limited to, the following:

•	Expected cost synergies from reduced network-related expenses through the elimination of redundant assets.

•
Enhanced spectrum position which will provide greater network coverage and improved 4G LTE coverage in key markets across the country and the ability to offer a wider array of products, plans and services to the Company's customers.

None of the goodwill is deductible for income tax purposes.

The Company recognized acquisition-related costs of $26 million and $39 million for the three and six months ended June 30, 2013, respectively. These costs are included in MetroPCS transaction-related costs in the condensed consolidated statements of comprehensive income (loss).

Consolidated Statement of Comprehensive Income (Loss) for the period from May 1, 2013 through June 30, 2013

The following supplemental information presents the financial results of MetroPCS operations included in the condensed consolidated statement of comprehensive income (loss) for the period from May 1, 2013 through June 30, 2013:

(in millions)	Six Months Ended June 30, 2013
Total revenues	$799
Net income	16

Pro Forma Financial Information

The following pro forma consolidated results of net income for the six months ended June 30, 2013 and 2012 assume the business combination was completed as of January 1, 2012, respectively:

	Six Months Ended June 30,
(in millions, except per share amounts)	2013	2012
Pro forma revenues	$12,642	$12,542
Pro forma net income	80	323
Pro forma basic earnings per share	$0.13	$0.45
Pro forma diluted earnings per share	0.13	0.45

The pro forma amounts include the historical operating results of T-Mobile USA and MetroPCS prior to the business combination, with adjustments directly attributable to the business combination relating to purchase accounting adjustments to conform to accounting policies that affect total revenues, total operating expenses, interest expense, other income (expense), income taxes expense, and eliminate intercompany activities.

As the pro forma amounts assumed the business combination was completed as of January 1, 2012, pro forma earnings for the six months ended June 30, 2013 excluded $197 million of acquisition-related costs and these costs were included in the pro forma earnings for the six months ended June 30, 2012.

The pro forma results include the following:

•
Increase in tax expenses based on the inclusion of MetroPCS in the combined company of $46 million for the six months ended June 30, 2013 and a decrease of $155 million for the six months ended June 30, 2012;

•
Net increase to amortization and depreciation expense related to the fair value of the intangible assets and fixed assets acquired of $13 million and $98 million for the six months ended June 30, 2013 and 2012, respectively; and

•
The impact of financing agreements entered into whereby an aggregate of $14.7 billion senior unsecured notes were issued in connection with the business combination for an increase to interest and other income (expense) of $91 million and $71 million for the six months ended June 30, 2013 and 2012, respectively.

3.Equipment Installment Plan Receivables

T-Mobile offers certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months. At the time of sale, T-Mobile imputes risk adjusted interest on the installment receivables and records the deferred interest as a reduction to equipment revenues and the related accounts receivable. Interest income was recognized over the financed installment term. The current portion of T-Mobile's equipment installment plan receivables was included in accounts receivable, net and was $824 million and $475 million as of June 30, 2013 and December 31, 2012, respectively. The long-term portion of the equipment installment plan receivables was included in other assets and was $468 million and $216 million as of June 30, 2013 and December 31, 2012, respectively.

Credit Quality

T-Mobile assesses the collectability of the equipment installment plan receivables based upon a variety of factors, including aging of the accounts receivable portfolio, credit quality of the customer base, historical write-off experience, payment trends and other qualitative factors such as macro-economic conditions.

Based upon customer credit profiles, T-Mobile classifies customer receivables into the categories of “Prime” and “Subprime”. Prime customer receivables are those with lower delinquency risk and Subprime customer receivables are those with higher delinquency risk. Some customers within the Subprime category are required to pay an advance deposit for equipment financed under the equipment installment plan or may be required to pay a higher down payment on the equipment purchase. Equipment sales that are not reasonably assured to be collectible are recorded on a cash basis as payments are received.

The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	June 30, 2013			December 31, 2012
	Credit Category			Credit Category
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$746	$656	$1,402	$337	$432	$769
Billed - Current	21	24	45	13	21	34
Billed - Past due	7	22	29	3	10	13
Total equipment installment plan receivables	$774	$702	$1,476	$353	$463	$816

T-Mobile records equipment installment bad debt expense based on an estimate of the percentage of equipment revenue that will not be collected. This estimate was based on a number of factors including historical write-off experience, credit quality of the customer base, and other factors such as macro-economic conditions. T-Mobile monitors the aging of its equipment installment plan receivables and writes off account balances if collection efforts were unsuccessful and future collection was unlikely based on customer credit ratings and the length of time from the original billing date.

Activity in the allowance for credit losses for the equipment installment plan receivables was as follows:

(in millions)	June 30, 2013
Allowance, December 31, 2012	$125
Change in deferred interest on short-term and long-term installment receivables	41
Bad debt expense	68
Write-offs	(50)
Allowance, June 30, 2013	$184

The allowances for credit losses include deferred interest of $151 million and $110 million as of June 30, 2013 and December 31, 2012, respectively.

4.    Property and Equipment

The components of property and equipment were as follows:

(in millions)	Useful Lives	6/30/2013	12/31/2012
Buildings and improvements	Up to 40 years	$695	$676
Wireless communications systems	3 - 20 years	23,267	21,147
Capitalized software	3 - 7 years	5,753	5,078
Equipment and furniture	3 - 5 years	2,265	1,991
Construction in progress		1,992	1,659
Accumulated depreciation and amortization		(18,787)	(17,744)
Property and equipment, net		$15,185	$12,807

Buildings and improvements, wireless communication systems, capitalized software, equipment and furniture, including assets with retirement obligations, and construction-in-progress include $14 million, $960 million, $162 million, $268 million, and $71 million, respectively, based on preliminary fair values, acquired through the business combination with MetroPCS. See Note 2 – Transaction with MetroPCS for further information.

5.    Goodwill, Spectrum Licenses and Intangible Assets

Goodwill and Spectrum Licenses

Carrying values of goodwill and spectrum licenses were as follows:

(in millions)	June 30, 2013	December 31, 2012
Goodwill	$1,683	$—
Spectrum licenses	18,415	14,550

Goodwill and spectrum licenses include $1.7 billion and $3.8 billion, respectively, based on preliminary fair values, acquired through the business combination with MetroPCS. See Note 2 – Transaction with MetroPCS for further information.

Other Intangible Assets

The components of intangible assets were as follows:

(in millions)	Useful Lives	June 30, 2013	December 31, 2012
Customer lists	1 - 6 years	$1,315	$209
Trademarks	1 - 8 years	291	55
Other	Up to 28 years	97	58
Accumulated amortization		(313)	(243)
Other intangible assets, net		$1,390	$79

Customer lists, trademarks and other intangible assets include $1.1 billion, $233 million and $39 million respectively, based on preliminary fair values, related to the business combination with MetroPCS. See Note 2 – Transaction with MetroPCS for further information. Estimated aggregate future amortization expense for intangible assets subject to amortization was $185 million for the six months ended December 31, 2013, $332 million in 2014, $278 million in 2015, $222 million in 2016, $163 million in 2017 and $210 million thereafter.

6.Fair Value Measurements and Derivative Instruments

T-Mobile accounts for certain assets and liabilities at fair value. Fair value is a market-based measurement which is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, T-Mobile uses the three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	Observable inputs that reflect quoted prices in active markets for identical assets or liabilities;

Level 2	Inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require T-Mobile to develop its own assumptions.

T-Mobile uses observable market data, when available. Assets and liabilities measured at fair value included interest rate swaps, cross currency interest rate swaps designated as cash flow hedges, and investments and obligations related to T-Mobile's nonqualified deferred compensation plan.

Interest Rate Swaps

Prior to the closing of the business combination, T-Mobile managed interest rate risk related to its notes payable to affiliates by entering into interest rate swap agreements. T-Mobile held seven interest rate swaps with a total notional amount of $3.6 billion as of December 31, 2012. These interest rate swap agreements were not designated as hedging instruments and changes in fair value related to such agreements were recognized in interest expense to affiliates.

Interest rate swaps were valued using discounted cash flow techniques. These techniques incorporated market-based observable inputs such as interest rates and credit spreads, considering each instrument's term, notional amount, discount rate and credit risk. T-Mobile's interest rate swaps were classified as Level 2 in the fair value hierarchy.

Prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring the existing T-Mobile notes payable to affiliates and all related derivative instruments, which included the interest rate swaps. As of June 30, 2013, there were no outstanding interest rate swaps.

Cross Currency Interest Rate Swaps

Prior to the closing of the business combination, T-Mobile managed foreign currency risk along with interest rate risk through cross currency interest rate swap agreements related to its intercompany Euro denominated notes payable to affiliates, which were entered into upon assumption of the notes to fix the future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses over the terms of the notes payable to affiliates extending to 2025. T-Mobile had three cross currency interest rate swaps with a total notional amount of $2.3 billion as of December 31,

2012. These cross currency interest rate swaps were designated as cash flow hedges and met the criteria for hedge accounting. As a result, the change in fair value was recorded in other comprehensive income (loss) and reclassified to interest expense to affiliates in the period in which the hedged transaction affected earnings. T-Mobile evaluated hedge effectiveness at the inception of the hedge prospectively, as well as retrospectively, and at the end of each reporting period. The hedges were evaluated as highly effective prior to the closing of the business combination with MetroPCS, thus no gain (loss) has been recognized due to hedge ineffectiveness.

Cross currency interest rate swaps were valued using discounted cash flow techniques. These techniques incorporated market-based observable inputs such as interest rates and credit spreads, considering each instrument's term, notional amount, discount rate and credit risk. T-Mobile's cross currency interest rate swaps were classified as Level 2 in the fair value hierarchy.

Prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring the existing T-Mobile notes payable to affiliates and all related derivative instruments, which included cross currency interest rate swaps. The related balance in other accumulated comprehensive income was reclassified into net income. As of June 30, 2013, there were no outstanding cross currency interest rate swaps.

Nonqualified Deferred Compensation Plan

T-Mobile's nonqualified deferred compensation plan includes available for sale securities and obligations, which are valued using quoted market prices in active markets or broker-dealer quotations. The nonqualified deferred compensation plan assets and liabilities are classified as Level 1 in the three‑tier value hierarchy.

Fair Value of Financial Instruments

Fair value of financial instruments measured on a recurring basis by level were as follows:

	Balance Sheet Location	June 30, 2013
(in millions)		Level 1	Level 2	Level 3	Total
Assets
Nonqualified deferred compensation	Long-term investments	$37	$—	$—	$37
Liabilities
Nonqualified deferred compensation	Other long-term liabilities	37	—	—	37

	Balance Sheet Location	December 31, 2012
(in millions)		Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	Other current assets	$—	$106	$—	$106
Cross currency interest rate swaps	Other assets	—	144	—	144
Nonqualified deferred compensation	Long-term investments	31	—	—	31
Liabilities
Nonqualified deferred compensation	Other long-term liabilities	31	—	—	31

During the three and six months ended June 30, 2013, T-Mobile did not have any transfers between Levels 1, 2 or 3 in the fair value hierarchy.

The following table summarizes the activity related to derivatives instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive income (loss):
Cross currency interest rate swaps	$57	$(190)	$(17)	$(77)
Gain (loss) recognized in interest expense to affiliates:
Interest rate swaps	6	31	8	46
Cross currency interest rate swaps	48	7	53	7

Notes Payable to Affiliates and Long-term Debt

See Note 7 – Notes Payable to Affiliates and Debt for the fair value of T-Mobile's notes payable to affiliates and long-term debt.

7.Notes Payable to Affiliates and Debt

Notes Payable to Affiliates

Prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring its notes payable to affiliates principal balance of $14.5 billion in exchange for $11.2 billion in new unsecured senior notes.

Notes payable to affiliates as of June 30, 2013 were as follows:

(in millions)	June 30, 2013
6.464% Senior Note due 2019	$1,250
5.578% Senior Reset Note due 2019 (reset date in April 2015 )	1,250
6.542% Senior Note due 2020	1,250
5.656% Senior Reset Note due 2020 (reset date in April 2015)	1,250
6.633% Senior Note due 2021	1,250
5.747% Senior Reset Note due 2021 (reset date in October 2015)	1,250
6.731% Senior Note due 2022	1,250
5.845% Senior Reset Note due 2022 (reset date in October 2015)	1,250
6.836% Senior Note due 2023	600
5.950% Senior Reset Note due 2023 (reset date in April 2016)	600
Total notes payables to affiliates	$11,200

Interest on the Senior Notes and Senior Reset Notes, collectively the notes payable to affiliates, is accrued from the date of issuance at stated interest rates and paid semi-annually. The interest rates on the Senior Reset Notes are adjusted at the reset dates to rates defined in the applicable indenture. The notes payable to affiliates may be redeemed, in whole, or from time to time in part, subject to the conditions and an early termination fee as set forth in the applicable indentures agreements.

Notes payable to affiliates as of December 31, 2012 were as follows:

(in millions)	December 31, 2012
Notes payable to affiliates, due 2013 (1.772% - 7.099%)	$1,273
Notes payable to affiliates, due 2014 (2.696% - 3.532%)	2,348
Notes payable to affiliates, due 2015 (2.843%)	1,905
Notes payable to affiliates, due 2016 (2.739%)	1,000
Notes payable to affiliates, thereafter (3.652% - 8.195%)	7,956
Unamortized discount and premium, net	463
Total notes payable to affiliates	14,945
Less: Current portion of long-term notes payable to affiliates	1,290
Long-term payables to affiliates	$13,655

The notes payable to affiliates accrued interest from the date of issuance at stated interest rates or LIBOR plus an applicable margin, with accrued interest paid semi-annually, quarterly or monthly. The applicable interest rate on certain notes payable was subject to periodic change based on changes in the credit rating of Deutsche Telekom.

Long-term Debt

In connection with the business combination with MetroPCS, T-Mobile assumed debt held by MetroPCS of $6.3 billion, including capital leases in the amount of $333 million. In addition, certain subsidiaries of T-Mobile became guarantors of the long-term debt. See Note 12 – Guarantor Financial Information for the condensed consolidating financial information of T-Mobile's guarantor subsidiaries.

Long-term debt as of June 30, 2013 was as follows:

(in millions)	June 30, 2013
7.785% Senior Notes due 2018	$1,000
6.625% Senior Notes due 2020	1,000
6.250% Senior Notes due 2021	1,750
6.625% Senior Notes due 2023	1,750
Unamortized premium from purchase price allocation fair value adjustment	434
Capital leases	359
Total long-term debt	6,293
Less: Current portion of capital leases	17
Long-term debt	$6,276

Interest on the long-term debt, excluding capital leases, is accrued from the date of issuance at stated interest rates and paid semi-annually. The long-term debt, excluding capital leases, may be redeemed, in whole, or from time to time in part, subject to the conditions and an early termination fee as set forth in the applicable indenture agreements.

6.25% Senior Notes due 2021 and 6.625% Senior Notes due 2023

In connection with the business combination with MetroPCS, T-Mobile and the guarantors assumed the obligations under a Registration Rights Agreement (“Registration Rights Agreement”) with Deutsche Bank Securities Inc., as representative of the initial purchasers of the 6.25% Senior Notes due 2021 and 6.625% Senior Notes due 2023 (“2013 Notes”).

Under the terms of the Registration Rights Agreement, the Company and the subsidiary guarantors have agreed to use commercially reasonable efforts to file a registration statement covering an offer to exchange the 2013 Notes for Exchange Securities (as defined in the Registration Rights Agreement). The Company has also agreed to use commercially reasonable efforts to have such registration statement declared effective and to consummate the Exchange Offer (as defined in the Registration Rights Agreement) not later than 60 days after the date such registration statement becomes effective. Alternatively, if the Company is unable to consummate the Exchange Offer under certain conditions, or if holders of the 2013 Notes cannot participate in, or cannot obtain freely transferable Exchange Securities in connection with the Exchange Offer for certain specified reasons, then the Company and the subsidiary guarantors will use commercially reasonable efforts to file a shelf registration statement within the times specified in the Registration Rights Agreement to facilitate resale of the 2013 Notes. All registration expenses (subject to limitations specified in the Registration Rights Agreement) will be paid by the Company.

Should the Company fail to consummate the Exchange Offer within 360 days of the effective date of the business combination with MetroPCS; or, if a shelf registration statement is required, fail to have the shelf registration statement declared effective, or, if a shelf registration statement has become effective, fail to maintain the effectiveness thereof or the usability of the related prospectus (subject to certain exceptions) for more than 120 days in any twelve-month period, the Company will be required to pay certain additional interest as provided in the Registration Rights Agreement.

Capital Leases

Capital lease agreements are primarily for distributed antenna systems, with varying expiration terms through 2028. Assets and future obligations related to capital leases are included in property and equipment, short-term debt and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense. As of December 31, 2012, capital lease obligations were not significant. Future minimum payments required under capital leases, including interest over their remaining terms for the twelve months ended June 30 were $40 million in 2014, $41 million in 2015, $42 million in 2016, $42 million in 2017, $43 million in 2018, and $315 million thereafter, for a total of $523 million, including $164 million in interest.

Short-term Debt

The Company maintains a vendor financing arrangement with one of its primary network equipment suppliers. Under the amended agreement, the Company can obtain extended financing terms with a maximum balance outstanding under the facility of $750 million. The interest rate on the vendor financing arrangement is determined based on the difference between LIBOR and a specified margin per the agreement. Obligations under the vendor financing arrangement are included in short-term debt. As of June 30, 2013, the outstanding balance was $193 million. As of December 31, 2012, there was no outstanding balance.

Fair Value of Long-term Notes Payable to Affiliates and Debt

The fair value of the Company's notes payable to affiliates was determined based on a discounted cash flow approach which considers the future cash flows discounted at current rates. The approach includes an estimate for the stand-alone credit risk of T-Mobile. The Company's notes payable to affiliates are classified as Level 2 in the fair value hierarchy. The fair value of the Company's long-term debt was determined based on quoted market prices in active markets, and therefore are classified as Level 1 in the fair value hierarchy. The fair value hierarchy is described in Note 6 – Fair Value Measurements and Derivative Instruments.

The carrying amounts and fair values of the Company's notes payable to affiliates and long-term debt were as follows:

	June 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payables to affiliates	$11,200	$10,764	$14,945	$14,721
Long-term debt excluding capital leases	5,934	5,661	—	—

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at June 30, 2013 and December 31, 2012. As such, the Company's estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

8.Stock-Based Compensation

Stock Awards

During the second quarter of 2013, the Company's Board of Directors and stockholders approved the 2013 Omnibus Incentive Plan, which authorized the issuance of up to 63 million shares of common stock. Under the incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, consultants, advisors and non-employee directors. As of June 30, 2013, there were 40 million shares of common stock available for future grants under the incentive plan.

In June 2013, the Company granted restricted stock units (“RSUs”) to eligible employees and certain non-employee directors. RSUs entitle the grantee to receive shares of T-Mobile common stock at the end of a vesting period of one to four years. The Company recognized stock-based compensation expense of $6 million and related income tax benefits of $3 million for the three and six months ended June 30, 2013.

The following activity occurred under our stock-based compensation plans:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested, December 31, 2012	—	$—
Granted	23,138,717	21.20
Vested	—	—
Forfeited	(227,226)	21.20
Nonvested, June 30, 2013	22,911,491	$21.20

As of June 30, 2013, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was $378 million, before income taxes, and is expected to be recognized over a weighted-average period of 2.7 years.

In June 2013, the Company also granted performance stock units (“PSUs”) to eligible key executives of the Company. PSUs entitle the holder to receive shares of T-Mobile common stock at the end of a vesting period if certain performance goals are achieved. However, as the performance goals were not yet specified as of June 30, 2013, the PSUs were not considered granted for accounting purposes. Accordingly, no activity for the PSUs were included in the stock-based compensation disclosures.

Stock Options

Prior to the business combination, MetroPCS, had established the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan, the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan and the Second Amended and Restated 1995 Stock Option Plan (“Predecessor Plans”). The MetroPCS stock options were adjusted in connection with the business combination. See Note 2 – Transaction with MetroPCS for further information. Following stockholder approval of the Company's 2013 Omnibus Incentive Plan, no new awards will be granted under the Predecessor Plans.

For the period from May 1, 2013 through June 30, 2013, 6,245,923 stock options with a weighted-average exercise price of $11.61 were exercised under the Predecessor Plans, generating proceeds of approximately $72 million and tax expense of $1 million. At June 30, 2013, 10,350,598 stock options with a weighted-average exercise price of $24.63 and weighted-average contractual life of 4.3 years remain outstanding and exercisable under the Predecessor Plans.

9.Income Taxes

The effective income tax rate was 395.2% and 39.7% for the three months ended June 30, 2013 and 2012, respectively, and 50.5% and 39.0% for the six months ended June 30, 2013 and 2012, respectively. For the three and six months ended June 30, 2013, T-Mobile's effective income tax rate differs from the statutory federal rate of 35% primarily due to non-deductible costs recorded in 2013 and the cumulative impact of 2013 Puerto Rico statutory rate changes retroactive to the beginning of the year. For the three and six months ended June 30, 2012, the effective income tax rate differed from the statutory federal rate of 35% primarily due to state and foreign taxes.

Income tax expense was $21 million and $135 million for the three months ended June 30, 2013 and 2012, respectively, and $93 million and $260 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in income tax expense for the three and six months ended June 30, 2013 compared to the same period in 2012 was primarily due to lower pre-tax book income.

10.Related Party Transactions

T-Mobile has obtained funding from Deutsche Telekom or its affiliates to meet certain capital expenditure and other obligations. Prior to the closing of the business combination, Deutsche Telekom recapitalized T-Mobile by retiring T-Mobile's notes payable to affiliates principal balance and all related derivative instruments in exchange for new unsecured senior notes and additional paid-in capital provided by Deutsche Telekom. In connection with the debt recapitalization, other outstanding balances with Deutsche Telekom were settled. See Note 2 – Transaction with MetroPCS for further information regarding the business combination and the effects on additional paid-in capital as a result of the debt recapitalization and the settlement of the other outstanding balances with Deutsche Telekom.

Additionally, T-Mobile has related party transactions associated with Deutsche Telekom or its affiliates in the ordinary course of business, which are included in various line items in the condensed consolidated financial statements.

The following table summarizes the significant balances with Deutsche Telekom or its affiliates in the condensed consolidated balance sheets:

(in millions)	June 30, 2013	December 31, 2012
Assets
Accounts receivable from affiliates	$33	$682
Interest rate swaps	—	106
Cross currency interest rate swaps	—	144

Liabilities
Current payables to affiliates	$226	$1,619
Long-term payables to affiliates	11,200	13,655

The following table summarizes the impact of significant transactions with Deutsche Telekom or its affiliates on the condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Fees incurred for use of the T-Mobile brand	$12	$12	$25	$25
Expenses for telecommunications and IT services	23	36	50	71
Interest expense to affiliates	225	151	403	322
Net loss recorded in other comprehensive income (loss)	(38)	(30)	(39)	(4)

Lines of Credit

T-Mobile has an unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings. T-Mobile had no borrowings outstanding under this facility as of June 30, 2013. On March 29, 2013, T-Mobile amended and restated its credit agreement with U.S. Bank National Association that allows for the issuance of letters of credit in the aggregate amount of $100 million through June 30, 2014.  For the purposes of securing T-Mobile's obligation under the credit agreement, Deutsche Telekom issued a letter of credit on T-Mobile's behalf.

11.Commitments and Contingencies

Operating Leases

T-Mobile has operating leases with local exchange carriers for dedicated transportation lines with varying expiration terms through 2021.

T-Mobile has other operating leases for cell sites, switch sites, retail stores and office facilities with contractual terms expiring between 2013 and 2028. The majority of cell site leases have an initial term of five years to 10 years, with renewal options for several additional five-year periods. The Company considers unexercised renewal options on leases as being reasonably assured of exercise, and thus included in future minimum lease payments for a total term of approximately 15 years from inception or acquisition of the lease.

Future minimum payments for dedicated transportation lines and other operating leases over their remaining terms, including reasonably assured renewals, are summarized below:

(in millions)	Dedicated Transportation Lines	Other Operating Leases
Twelve months ending June 30,
2014	$257	$1,942
2015	173	1,914
2016	92	1,865
2017	48	1,796
2018	21	1,653
Thereafter	5	5,881
Total	$596	$15,051

Aggregate rental expense for transportation lines under operating leases was $144 million and $143 million for the three months ended June 30, 2013 and 2012, respectively, and $266 million and $291 million for the six months ended June 30, 2013 and 2012, respectively. Aggregate rental expense for cell sites, switch sites, retail stores and office facilities, including accounting for lease expense on a straight line basis, was $533 million and $447 million for the three months ended June 30, 2013 and 2012, respectively, and $1.0 billion and $883 million for the six months ended June 30, 2013 and 2012, respectively.

Other Commitments

T-Mobile has commitments with local exchange carriers for non-dedicated transportation lines with varying expiration terms through 2021. The original terms of these commitments vary from five years up to ten years. Additionally, the Company has entered into various other commitments with a variety of suppliers primarily to purchase handsets, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms, through 2018. These amounts are not reflective of the Company's entire anticipated purchases under the related agreements, but are determined based on the non-cancelable quantities or termination amounts to which the Company was contractually obligated. Additionally, in the second quarter of 2013, T-Mobile entered into a purchase agreement with United States Cellular Corporation (“U.S. Cellular”) for the transfer of Advanced Wireless Spectrum (“AWS”) spectrum for $308 million in cash, which was included in Other Purchase Commitments below.

Future minimum payments for non-dedicated transportation lines and other purchase commitments over their remaining terms, are summarized below:

(in millions)	Non-Dedicated Transportation Lines	Other Purchase Commitments
Twelve months ending June 30,
2014	$609	$1,336
2015	583	330
2016	554	137
2017	466	2,345
2018	240	40
Thereafter	195	—
Total	$2,647	$4,188

Contingencies and Litigation

T-Mobile is involved in six putative stockholder derivative and class action lawsuits challenging the business combination with MetroPCS. These lawsuits include:

•	Paul Benn v. MetroPCS Communications, Inc. et al., Case No. C.A. 7938-CS filed on October 11, 2012 in the Delaware Court of Chancery;

•	Joseph Marino v. MetroPCS Communications, Inc. et al., Case No. C.A. 7940-CS filed on October 11, 2012 in the Delaware Court of Chancery;

•	Robert Picheny v. MetroPCS Communications, Inc. et al., Case No. C.A. 7971-CS filed on October 22, 2012 in the Delaware Court of Chancery;

•	James McLearie v. MetroPCS Communications, Inc. et al., Case No. C.A. 8009-CS filed on November 5, 2012 in the Delaware Court of Chancery;

•	Adam Golovoy et al. v. Deutsche Telekom et al., Cause No. CC-12-06144-A filed on October 10, 2012 in the Dallas, Texas County Court at Law; and

•	Nagendra Polu et al. v. Deutsche Telekom et al., Cause No. CC-12-06170-E filed on October 10, 2012 in the Dallas, Texas County Court at Law.

The lawsuits allege that the various defendants breached fiduciary duties, or aided and abetted in the alleged breach of fiduciary duties, to the MetroPCS stockholders by entering into the transaction. In addition, on March 28, 2013, another lawsuit challenging the transaction and related disclosures, and alleging breaches of fiduciary duty to MetroPCS shareholders was filed in the U.S. District Court for the Southern District of New York entitled The Merger Fund et al. v. MetroPCS Communications, Inc. et al. T-Mobile intends to defend these lawsuits vigorously and does not expect resolution of these matters to have a material adverse effect on T-Mobile's financial position, results of operations or cash flows.

T-Mobile and its subsidiaries are involved in numerous lawsuits, regulatory proceedings, and other similar matters, including class actions and intellectual property claims, that arise in the ordinary course of business. Legal proceedings are inherently unpredictable, and often present complex legal and factual issues and can include claims for large amounts of damages.  In T-Mobile's opinion at this time, these proceedings (individually and in the aggregate) should not have a material adverse effect on T-Mobile's financial position, results of operations or cash flows. These statements are based on T-Mobile's current understanding and assessment of relevant facts and circumstances. As such, T-Mobile's view of these matters is subject to inherent uncertainties and may change in the future.

12.	Guarantor Financial Information

On April 28, 2013, T-Mobile USA, Inc. (“Issuer”) issued new unsecured senior notes in an aggregate principal amount of $11.2 billion to Deutsche Telekom (“Deutsche Telekom Notes”). As described in more detail in Note 2 – Transaction with MetroPCS, on April 30, 2013, the transactions contemplated by the BCA, were consummated, as a result of which MetroPCS Communications, Inc. (the legal acquirer) acquired all of the outstanding shares of the Issuer. Also on April 30, 2013, the name of MetroPCS Communications, Inc. was changed to T-Mobile US, Inc. In addition, unsecured senior notes of $5.9 billion, including the effects of purchase accounting, were assumed by the Issuer in connection with the closing of the business combination. Pursuant to the indenture and the indenture supplements governing the Deutsche Telekom Notes and the Metro Notes (together the "Notes"), the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile US, Inc. (“Parent”) and certain of the Issuer's wholly owned subsidiaries (“Guarantor Subsidiaries”). The Notes are described in further detail in Note 7 – Notes Payable to Affiliates and Debt.

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indenture governing the Deutsche Telekom Notes contains covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens or other encumbrances; enter transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the Metro Notes restrict the ability of the Issuer to loan funds or make payments to Parent. However, the Issuer is allowed to make certain permitted payments to Parent under the terms of each of the indentures and the supplemental indentures relating to the Metro Notes.

Presented below is the condensed consolidating financial information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012. As the business combination was treated as a “reverse acquisition” and the Issuer was treated as the accounting acquirer, the Issuer's historical financial statements are the historical financial statements of Parent for comparative purposes. As a result the Parent column only reflects activity in the condensed consolidating financial statements presented below for periods subsequent to the consummation of the business combination on April 30, 2013. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet Information
As of June 30, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,107	$1,021	$93	$141	$—	$2,362
Accounts receivable, net of allowances for uncollectible accounts	—	—	2,914	86	—	3,000
Accounts receivable from affiliates	—	—	33	—	—	33
Inventory	—	—	819	—	—	819
Current portion of deferred tax assets, net	—	—	486	15	—	501
Other current assets	—	4	589	5	—	598
Total current assets	1,107	1,025	4,934	247	—	7,313
Property and equipment, net of accumulated depreciation	—	—	14,549	636	—	15,185
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	18,195	220	—	18,415
Other intangible assets, net of accumulated amortization	—	—	1,390	—	—	1,390
Investments in unconsolidated affiliates	—	6	43	—	—	49
Investments in subsidiaries, net	9,315	25,170	—	—	(34,485)	—
Intercompany receivables	1,937	666	—	47	(2,650)	—
Long-term investments	—	—	38	—	—	38
Other assets	—	33	578	65	(15)	661
Total assets	$12,359	$26,900	$41,410	$1,215	$(37,150)	$44,734
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$131	$4,060	$114	$—	$4,305
Current payables to affiliates	—	121	105	—	—	226
Short-term debt	—	193	17	—	—	210
Deferred revenue	—	—	459	—	—	459
Other current liabilities	—	—	158	40	—	198
Total current liabilities	—	445	4,799	154	—	5,398
Long-term payables to affiliates	—	11,200	—	—	—	11,200
Long-term debt	—	5,935	341	—	—	6,276
Long-term financial obligation	—	—	363	2,116	—	2,479
Deferred tax liabilities	—	—	4,401	—	(15)	4,386
Deferred rents	—	—	2,000	—	—	2,000
Negative carrying value of subsidiaries, net	—	—	518	—	(518)	—
Intercompany payables	—	—	2,650	—	(2,650)	—
Other long-term liabilities	—	5	631	—	—	636
Total long-term liabilities	—	17,140	10,904	2,116	(3,183)	26,977
Total stockholders' equity	12,359	9,315	25,707	(1,055)	(33,967)	12,359
Total liabilities and stockholders' equity	$12,359	$26,900	$41,410	$1,215	$(37,150)	$44,734

Condensed Consolidating Balance Sheet Information
As of December 31, 2012

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$287	$107	$—	$394
Accounts receivable, net of allowances for uncollectible accounts	—	—	2,607	71	—	2,678
Accounts receivable from affiliates	—	—	682	—	—	682
Inventory	—	—	457	—	—	457
Current portion of deferred tax assets, net	—	—	640	15	—	655
Other current assets	—	106	565	4	—	675
Total current assets	—	106	5,238	197	—	5,541
Property and equipment, net of accumulated depreciation	—	—	12,129	678	—	12,807
Spectrum licenses	—	—	14,330	220	—	14,550
Other intangible assets, net of accumulated amortization	—	—	79	—	—	79
Investments in unconsolidated affiliates	—	19	44	—	—	63
Investments in subsidiaries, net	—	24,823	—	—	(24,823)	—
Intercompany receivables	—	—	3,760	71	(3,831)	—
Long-term investments	—	—	31	—	—	31
Other assets	—	147	352	52	—	551
Total assets	$—	$25,095	$35,963	$1,218	$(28,654)	$33,622
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$—	$3,382	$93	$—	$3,475
Current payables to affiliates	—	1,494	125	—	—	1,619
Deferred revenue	—	—	290	—	—	290
Other current liabilities	—	—	168	40	—	208
Total current liabilities	—	1,494	3,965	133	—	5,592
Long-term payables to affiliates	—	13,655	—	—	—	13,655
Long-term financial obligation	—	—	360	2,101	—	2,461
Deferred tax liabilities	—	—	3,603	15	—	3,618
Deferred rents	—	—	1,884	—	—	1,884
Negative carrying value of subsidiaries, net	—	—	489	—	(489)	—
Intercompany payables	—	3,831	—	—	(3,831)	—
Other long-term liabilities	—	—	297	—	—	297
Total long-term liabilities	—	17,486	6,633	2,116	(4,320)	21,915
Total stockholder’s equity	—	6,115	25,365	(1,031)	(24,334)	6,115
Total liabilities and stockholder’s equity	$—	$25,095	$35,963	$1,218	$(28,654)	$33,622

Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended June 30, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$4,591	$191	$(26)	$4,756
Equipment sales	—	—	1,542	—	(163)	1,379
Other revenues	—	—	85	44	(36)	93
Total revenues	—	—	6,218	235	(225)	6,228
Operating expenses
Network costs	—	—	1,342	21	(36)	1,327
Cost of equipment sales	—	—	1,994	122	(180)	1,936
Customer acquisition	—	—	1,028	—	—	1,028
General and administrative	—	—	793	35	(9)	819
Depreciation and amortization	—	—	867	21	—	888
MetroPCS transaction-related costs	—	—	26	—	—	26
Restructuring costs	—	—	23	—	—	23
Total operating expenses	—	—	6,073	199	(225)	6,047
Operating income	—	—	145	36	—	181
Other income (expense)
Interest expense to affiliates	—	(225)	—	—	—	(225)
Interest expense	—	(53)	(13)	(43)	—	(109)
Interest income	—	—	40	—	—	40
Other income (expense), net	—	120	(2)	—	—	118
Total other income (expense), net	—	(158)	25	(43)	—	(176)
Income (loss) before income taxes	—	(158)	170	(7)	—	5
Income tax expense (benefit)	—	—	28	(7)	—	21
Earnings (loss) of subsidiaries	(47)	142	(15)	—	(80)	—
Net income (loss)	(47)	(16)	127	—	(80)	(16)
Other comprehensive income (loss), net of tax	—	(38)	23	—	(23)	(38)
Total comprehensive income (loss)	$(47)	$(54)	$150	$—	$(103)	$(54)

Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended June 30, 2012

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$4,228	$180	$(27)	$4,381
Equipment sales	—	—	567	—	(132)	435
Other revenues	—	—	84	18	(35)	67
Total revenues	—	—	4,879	198	(194)	4,883
Operating expenses
Network costs	—	—	1,195	18	(35)	1,178
Cost of equipment sales	—	—	786	107	(148)	745
Customer acquisition	—	—	751	—	—	751
General and administrative	—	—	842	40	(11)	871
Depreciation and amortization	—	—	819	—	—	819
Restructuring costs	—	—	48	—	—	48
Other, net	—	—	19	—	—	19
Total operating expenses	—	—	4,460	165	(194)	4,431
Operating income	—	—	419	33	—	452
Other income (expense)
Interest expense to affiliates	—	(149)	(2)	—	—	(151)
Interest income	—	—	18	—	—	18
Other income, net	—	19	4	—	—	23
Total other income (expense), net	—	(130)	20	—	—	(110)
Income (loss) before income taxes	—	(130)	439	33	—	342
Income tax expense	—	—	122	13	—	135
Earnings of subsidiaries	—	337	—	—	(337)	—
Net income	—	207	317	20	(337)	207
Other comprehensive income (loss), net of tax	—	(32)	16	—	(16)	(32)
Total comprehensive income	$—	$175	$333	$20	$(353)	$175

Condensed Consolidating Statement of Comprehensive Income Information
For the Six Months Ended June 30, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$8,447	$367	$(52)	$8,762
Equipment sales	—	—	2,308	—	(324)	1,984
Other revenues	—	—	141	86	(68)	159
Total revenues	—	—	10,896	453	(444)	10,905
Operating expenses
Network costs	—	—	2,464	40	(68)	2,436
Cost of equipment sales	—	—	2,926	251	(355)	2,822
Customer acquisition	—	—	1,765	—	—	1,765
General and administrative	—	—	1,538	71	(21)	1,588
Depreciation and amortization	—	—	1,602	41	—	1,643
MetroPCS transaction-related costs	—	—	39	—	—	39
Restructuring costs	—	—	54	—	—	54
Other, net	—	—	(2)	—	—	(2)
Total operating expenses	—	—	10,386	403	(444)	10,345
Operating income	—	—	510	50	—	560
Other income (expense)
Interest expense to affiliates	—	(403)	—	—	—	(403)
Interest expense	—	(54)	(20)	(86)	—	(160)
Interest income	—	—	75	—	—	75
Other income (expense), net	—	114	(2)	—	—	112
Total other income (expense), net	—	(343)	53	(86)	—	(376)
Income (loss) before income taxes	—	(343)	563	(36)	—	184
Income tax expense (benefit)	—	—	109	(16)	—	93
Earnings (loss) of subsidiaries	(47)	434	(29)	—	(358)	—
Net income (loss)	(47)	91	425	(20)	(358)	91
Other comprehensive income (loss), net of tax	—	(39)	24	—	(24)	(39)
Total comprehensive income (loss)	$(47)	$52	$449	$(20)	$(382)	$52

Condensed Consolidating Statement of Comprehensive Income Information
For the Six Months Ended June 30, 2012

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$8,520	$357	$(52)	$8,825
Equipment sales	—	—	1,235	—	(265)	970
Other revenues	—	—	158	35	(71)	122
Total revenues	—	—	9,913	392	(388)	9,917
Operating expenses
Network costs	—	—	2,410	35	(71)	2,374
Cost of equipment sales	—	—	1,666	219	(295)	1,590
Customer acquisition	—	—	1,500	—	—	1,500
General and administrative	—	—	1,783	80	(22)	1,841
Depreciation and amortization	—	—	1,566	—	—	1,566
Restructuring costs	—	—	54	—	—	54
Other, net	—	—	43	—	—	43
Total operating expenses	—	—	9,022	334	(388)	8,968
Operating income	—	—	891	58	—	949
Other income (expense)
Interest expense to affiliates	—	(320)	(2)	—	—	(322)
Interest income	—	—	32	—	—	32
Other income, net	—	8	—	—	—	8
Total other income (expense), net	—	(312)	30	—	—	(282)
Income (loss) before income taxes	—	(312)	921	58	—	667
Income tax expense	—	—	238	22	—	260
Earnings of subsidiaries	—	719	—	—	(719)	—
Net income	—	407	683	36	(719)	407
Other comprehensive income (loss), net of tax	—	(5)	2	—	(2)	(5)
Total comprehensive income	$—	$402	$685	$36	$(721)	$402

Condensed Consolidating Statement of Cash Flows Information
For the Six Months Ended June 30, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$298	$(386)	$1,769	$34	$—	$1,715

Investing activities
Purchases of property and equipment	—	—	(2,126)	—	—	(2,126)
Purchases of intangible assets	—	—	(51)	—	—	(51)
Short term affiliate loan receivable, net	—	—	300	—	—	300
Cash and cash equivalents acquired in MetroPCS business combination	737	1,407	—	—	—	2,144
Other, net	—	—	(5)	—	—	(5)
Net cash provided by (used in) investing activities	737	1,407	(1,882)	—	—	262

Financing activities
Repayments related to a variable interest entity	—	—	(40)	—	—	(40)
Distribution to affiliate as a result of debt recapitalization	—	—	(41)	—	—	(41)
Proceeds from exercise of stock options	72	—	—	—	—	72
Excess tax benefit from stock-based compensation	—	—	3	—	—	3
Other, net	—	—	(3)	—	—	(3)
Net cash provided by (used in) financing activities	72	—	(81)	—	—	(9)

Change in cash and cash equivalents	1,107	1,021	(194)	34	—	1,968
Cash and cash equivalents
Beginning of period	—	—	287	107	—	394
End of period	$1,107	$1,021	$93	$141	$—	$2,362

Condensed Consolidating Statement of Cash Flows Information
For the Six Months Ended June 30, 2012

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by operating activities	$—	$—	$1,838	$71	$—	$1,909

Investing activities
Purchases of property and equipment	—	—	(1,286)	—	—	(1,286)
Purchases of intangible assets	—	—	(10)	—	—	(10)
Short term affiliate loan receivable, net	—	—	(577)	—	—	(577)
Other, net	—	—	(4)	—	—	(4)
Net cash used in investing activities	—	—	(1,877)	—	—	(1,877)

Financing activities
Other, net	—	—	1	—	—	1
Net cash provided by financing activities	—	—	1	—	—	1

Change in cash and cash equivalents	—	—	(38)	71	—	33
Cash and cash equivalents
Beginning of period	—	—	339	51	—	390
End of period	$—	$—	$301	$122	$—	$423

13.Additional Financial Information

Supplemental Balance Sheet Information

Variable Interest Entities

Cook Inlet/VoiceStream GSM VII PCS Holdings LLC, (“CIVS VII”) was a joint venture funded by contributions from T-Mobile and Cook Inlet Voice and Data Services, Inc. (“Cook Inlet”). CIVS VII was managed by Cook Inlet and owned spectrum licenses. T-Mobile utilized these spectrum licenses under certain operating agreements and compensated CIVS VII based on minutes of use. As T-Mobile was deemed to be the primary beneficiary, the results of CIVS VII were consolidated in the Company's financial statements, which included $236 million in assets held by the joint venture as of June 30, 2013 and December 31, 2012.

In conjunction with the joint venture agreement for CIVS VII, T-Mobile entered into an Exchange Rights Agreement with Cook Inlet. The existing agreement allowed Cook Inlet, with advance notice, to exchange its ownership interest in the joint venture for cash equal to the sum of Cook Inlet's original contribution to the joint venture plus accrued interest. The exchange right did not meet the definition of a derivative instrument. The terms of the Exchange Rights Agreement were accounted for as a financing of T-Mobile's purchase of Cook Inlet's interest in the joint venture.

On February 28, 2013, Cook Inlet and T-Mobile entered into an Amended and Restated Exchange Rights Agreement in which T-Mobile agreed to pay Cook Inlet approximately $94 million in exchange for all of Cook Inlet's interest in CIVS VII. On April 1, 2013, T-Mobile paid Cook Inlet $40 million as a down payment for its equity interest, and the parties filed for FCC regulatory approval of the contemplated equity transfer. The transaction was completed in July 2013. See Note 14 – Subsequent Events for further information.

Accumulated Other Comprehensive Income

Prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring T-Mobile's notes payable to affiliates principal balance and all related derivative instruments, which included the interest rate swaps and cross currency interest rate swaps.

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component:

(in millions)	Cross Currency Interest Rate Swaps	Foreign Currency Translation	Available-for-Sale Securities	Total
Balance as of December 31, 2012	$(23)	$62	$2	$41
Unrealized gains (losses) arising during the period	(10)	42	—	32
Reclassification adjustments recognized in net income	33	(104)	—	(71)
Net gain (loss) in other comprehensive income (loss)	23	(62)	—	(39)
Balance as of June 30, 2013	$—	$—	$2	$2

The following table presents the effects on net income of amounts reclassified from AOCI:

		Amount Reclassified from AOCI to Income
AOCI Component	Location	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Cross Currency Interest Rate Swaps	Interest expense to affiliates	48	53
	Income tax effect	(18)	(20)
	Net of tax	30	33

Foreign Currency Translation	Other income, net	(166)	(166)
	Income tax effect	62	62
	Net of tax	(104)	(104)

Total reclassifications, net of tax		(74)	(71)

Supplemental Statements of Comprehensive Income (Loss) Information

Earnings (Loss) Per Share
The computation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2013	2012	2013	2012
Basic and Diluted Earnings (Loss) Per Share:
Net income (loss)	$(16)	$207	$91	$407

Weighted average shares outstanding - basic	664,603,682	535,286,077	600,302,111	535,286,077
Dilutive effect of outstanding stock options	—	—	1,392,800	—
Weighted average shares outstanding - diluted	664,603,682	535,286,077	601,694,911	535,286,077

Earnings (loss) per share - basic	$(0.02)	$0.39	$0.15	$0.76
Earnings (loss) per share - diluted	(0.02)	0.39	0.15	0.76

Outstanding stock options and RSUs, which were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive, included 34,230,760 and 31,372,369 shares for the three and six months ended June 30, 2013. As the Company incurred a net loss for the three months ended June 30, 2013, the impact of all outstanding stock awards were excluded from the computation of diluted loss per share as their inclusion would have been anti-dilutive.

Restructuring Costs

In 2013, T-Mobile initiated a cost restructuring program in order to reduce its overall cost structure to align with its Un-carrier strategy and position T-Mobile for growth. Restructuring costs were $23 million and $54 million for the three and six months ended June 30, 2013, respectively.

In 2012, T-Mobile consolidated its call center operations and restructured operations in other parts of the business to strengthen T-Mobile's competiveness. Major costs incurred primarily related to lease buyout costs, severance payments and other personnel-related restructuring costs. Lease buyout costs included in accrued liabilities related to the 2012 restructuring program are being relieved over the remaining lease terms through 2022. Restructuring costs were $48 million and $54 million for the three and six months ended June 30, 2012, respectively.

Activities associated with T-Mobile's restructuring plans and respective accrued liabilities were as follows:

(in millions)	2013 Restructuring Program	2012 Restructuring Program	Total Restructuring
Balance as of December 31, 2012	$—	$32	$32
Restructuring costs	54	—	54
Cash payments	(53)	(7)	(60)
Balance as of June 30, 2013	$1	$25	$26

Supplemental Statements of Cash Flows Information

The following table summarizes T-Mobile's supplemental cash flows information:

	Six Months Ended June 30,
(in millions)	2013	2012
Interest and income tax payments:
Interest payments	$583	$426
Income tax payments (refunds), net	14	15
Noncash investing and financing activities:
Increase in accounts payable for purchases of property and equipment	173	24
Short-term debt for financing of purchases of property and equipment	193	—
Relinquishment of accounts receivable from affiliates in satisfaction of notes payable to affiliates	—	644
Noncash portion of spectrum license swap transactions	8	1,163
Retirement of notes payable to affiliates	14,450	—
Elimination of net unamortized discounts and premiums on notes payable to affiliates	434	—
Issuance of new notes payable to affiliates	11,200	—
Settlement of accounts receivable from affiliates and other outstanding balances	363	—
Income tax benefit from debt recapitalization	178	—
Net assets acquired in MetroPCS business combination, excluding cash acquired	827	—

14.Subsequent Events

On July 15, 2013, T-Mobile paid Cook Inlet $54 million for the remaining payment due in connection with the Amended Exchange Right Agreement discussed in Note 13 - Additional Financial Information, at which time Cook Inlet transferred all of its interest in CIVS VII to T-Mobile, and T-Mobile now holds all of the issued and outstanding equity in CIVS VII.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our possible or assumed future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipates,” “believes,” “estimates,” “expects,” or similar expressions.

Forward-looking statements are based on current expectations and assumptions which are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the “Risk Factors” included in Risk Factors in Part II, Item 1A of this Form 10-Q, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse conditions in the U.S. and international economies or disruptions to the credit and financial markets;

•	competition in the wireless services market;

•	the ability to complete and realize expected synergies and other benefits of acquisitions;

•	the inability to implement our business strategies or ability to fund our wireless operations, including payment for additional spectrum, network upgrades, and technological advancements;

•	the ability to renew our spectrum licenses on attractive terms;

•	the ability to manage growth in wireless data services including network quality and acquisition of adequate spectrum licenses at reasonable costs and terms;

•	material changes in available technology;

•	the timing, scope and financial impact of our deployment of 4G Long-Term Evolution (“LTE”) technology;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of network or information technology security, natural disasters or terrorist attacks or existing or future litigation and any resulting financial impact not covered by insurance;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks;

•	any disruption of our key suppliers' provisioning of products or services;

•	material adverse changes in labor matters, including labor negotiations or additional organizing activity, and any resulting financial and/or operational impact;

•
changes in accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and,

•	changes in tax laws, regulations and existing standards and the resolution of disputes with any taxing jurisdictions.

Except as expressly stated, the financial condition and results of operations discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of T-Mobile US, Inc. and its consolidated subsidiaries (“T-Mobile”).

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements for the three years ended December 31, 2012, included in the Current Report on Form 8-K filed on June 18, 2013 and our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. T-Mobile's MD&A is presented in the following sections:

•	Results of Operations

•	Performance Measures

•	Reconciliation of Financial Measures

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Related Party Transactions

•	Restructuring Costs

•	Critical Accounting Policies and Estimates

T-Mobile is a national provider of mobile communications services capable of reaching over 280 million Americans. Our objective is to be the simpler choice for a better mobile experience. Our intent is to bring this proposition to life across all our brands, including T-Mobile, MetroPCS, and GoSmart, and across our major customer base of retail consumers and B2B.

We generate revenue by offering affordable postpaid and prepaid wireless voice, messaging and data services, as well as mobile broadband and wholesale wireless services. We provided service to approximately 44 million customers through our nationwide network as of June 30, 2013. We also generate revenues by offering a wide selection of wireless handsets and accessories, including smartphones, wireless-enabled computers such as notebooks and tablets, and data cards which are manufactured by various suppliers. Our most significant expenses are related to acquiring and retaining customers, maintaining and expanding our network, and compensating employees.

Business Combination with MetroPCS

On April 30, 2013, the business combination of T-Mobile USA and MetroPCS was completed. Under the terms of the business combination agreement, Deutsche Telekom received approximately 74% of the fully-diluted shares of common stock of the combined company in exchange for its transfer of all of T-Mobile USA's common stock. This transaction was consummated to provide us with expanded scale, spectrum, and financial resources to compete aggressively with other larger U.S. wireless carriers. The acquired assets and liabilities of MetroPCS are included in the Company's condensed consolidated balance sheet as of June 30, 2013 and MetroPCS' results of operations and cash flows for the period from May 1, 2013 through June 30, 2013 are included in the Company's condensed consolidated statement of income and comprehensive income and cash flows for the period from May 1, 2013 through June 30, 2013. Customer and revenue results of MetroPCS are included in the branded prepaid category. See Note 2 – Transaction with MetroPCS of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information regarding the business combination.

Customers

T-Mobile generates revenue from three primary categories of customers: branded postpaid, branded prepaid and wholesale. Branded postpaid customers generally include customers that are qualified to pay after incurring service and branded prepaid customers include customers who pay in advance. Our branded prepaid customers include customers from the T-Mobile, MetroPCS and GoSmart brands. Wholesale customers include Machine-to-Machine (“M2M”) customers and Mobile Virtual Network Operator (“MVNO”) customers that operate on the T-Mobile network, but are managed by wholesale partners. We generate the majority of our revenues by providing wireless communication services to branded postpaid customers. Therefore, our ability to acquire and retain branded postpaid customers is significant to our business, including the generation of service revenues, equipment sales and other revenues.

During the three months ended June 30, 2013, 69% of our service revenues were generated by providing wireless communication services to branded postpaid customers, compared to 26% for branded prepaid customers, and 5% for wholesale customers, roaming and other services.

Services and Products

T-Mobile provides affordable wireless communication services nationwide through a variety of service plan options including our Value and Simple Choice plans, which allow customers to subscribe for wireless services separately from, or without purchase of, or payment for, a bundled handset.

As part of our Un-carrier value proposition, we introduced our Simple Choice plans in the first quarter of 2013. The Simple Choice plans eliminate annual service contracts and simplify the lineup of consumer rate plans to one affordable plan for unlimited talk, text and web service with options to add data services. Depending on their credit profiles, customers are qualified either for postpaid service, where they pay after incurring service, or prepaid service, where they pay in advance.

Customers on our Simple Choice or similar plans benefit from reduced monthly service charges and can choose whether to use their own compatible handset on our network or purchase a handset from us or one of our dealers. Depending on their credit profiles, qualifying customers who purchase their handset from us have the option of financing a portion of the purchase price at the point-of-sale over an installment period. Our Value and Simple Choice plans result in increased equipment revenue for each handset sold, compared to traditional bundled price plans that typically offer a significant handset discount, but involve higher monthly service charges. Our Value and Simple Choice plans result in increased net income during the period of sale while monthly service revenues are lower over the service period as further described in “Results of Operations - Equipment Sales.”

We sell services, handsets and accessories through our owned and operated retail stores, independent third party retail outlets and over the Internet through our websites (www.T-Mobile.com and www.MetroPCS.com) and a variety of third party web locations. The information on our website is not part of this report or any other report furnished to or filed with the SEC. We offer a wide selection of wireless handsets and accessories, including smartphones, wirelessly enabled computers (i.e., notebooks and tablets), and data cards which are manufactured by various suppliers. We sell handsets directly to consumers, as well as to dealers and other third party distributors for resale.

Business Strategy

We continue to aggressively pursue our strategy developed to reposition T-Mobile and return the company to growth. In the first half of 2013, we introduced Simple Choice plans as part of our “Un-carrier” value proposition. Our strategy focuses on the following elements:

•
Un-carrier Value Proposition – We plan to extend our position as the leader in delivering distinctive value for consumers in all customer segments. Our Simple Choice plans have brought flexibility and value to customers by providing the option to pay for handsets over an installment period or to bring their own device. Simple Choice plans also eliminate annual service contracts and provide customers with a single, affordable rate plan without the complexity of caps and overage charges. Customers on Simple Choice plans can purchase the most popular smartphones, pay for them, if qualified, in affordable, interest-free monthly installments and upgrade any time they like without restrictive annual service contract cycles. Modernization of the network and introduction of the Apple® iPhone® in the second quarter of 2013 further repositioned T-Mobile as a provider of dependable high-speed service with a full range of desirable handsets and devices. Customers are able to purchase or, if qualified, finance handsets from a competitive device lineup including of popular devices. Additionally, the MetroPCS brand has been a value leader in the prepaid market and we expect to continue to accelerate its growth by expanding the brand into new geographic regions, beginning in the second half of 2013 through 2014.

•
Network Modernization – We are currently in the process of upgrading our network with a $4 billion investment designed to modernize the 4G network, improve coverage, align spectrum bands with other key players in the U.S. market and deploy nationwide 4G LTE services in 2013. The timing for the launch of 4G LTE allows us to take advantage of the latest and most advanced 4G LTE technology infrastructure, improving the overall capacity and performance of our 4G network, while optimizing spectrum resources. We remain on target to deliver nationwide 4G LTE network coverage by the end of 2013, reaching 200 million people in more than 200 metropolitan areas. The migration of MetroPCS customers onto T-Mobile's 4G HSPA+ and LTE network is also ahead of schedule, providing faster network performance for MetroPCS customers with compatible handsets. We expect the migration of MetroPCS's customers to our 4G HSPA+ and LTE network to be complete by the end of 2015.

•
Multi-segment Focus – T-Mobile plans to continue to operate in multiple customer market segments to accelerate growth. The combination of T-Mobile USA and MetroPCS added another flagship brand to the T-Mobile portfolio and increased our ability to serve the full breadth of the wireless market. In B2B, T-Mobile has made significant investments in software and systems. Additionally, T-Mobile expects to continue to expand its wholesale business through MVNOs and other wholesale relationships where its spectrum depth, available network capacity and GSM technology base help secure profitable wholesale customers.

•
Aligned Cost Structure – We continue to pursue a low-cost business operating model to drive cost savings, which can be reinvested in the business. These cost programs are on-going as we continue to work to simplify our business and drive operational efficiencies in areas such as network optimization, customer roaming, improved customer collection rates and better management of customer acquisition and retention costs. A portion of savings have been, and will continue to be, reinvested into customer acquisition programs.

Results of Operations

Set forth below is a summary of consolidated results for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Revenues
Branded postpaid revenues	$3,284	$3,713	(12)%	$6,547	$7,534	(13)%
Branded prepaid revenues	1,242	414	NM	1,745	791	NM
Wholesale revenues	143	143	—%	293	273	7%
Roaming and other service revenues	87	111	(22)%	177	227	(22)%
Total service revenues	4,756	4,381	9%	8,762	8,825	(1)%
Equipment sales	1,379	435	NM	1,984	970	NM
Other revenues	93	67	39%	159	122	30%
Total revenues	6,228	4,883	28%	10,905	9,917	10%
Operating expenses
Network costs	1,327	1,178	13%	2,436	2,374	3%
Cost of equipment sales	1,936	745	NM	2,822	1,590	77%
Customer acquisition	1,028	751	37%	1,765	1,500	18%
General and administrative	819	871	(6)%	1,588	1,841	(14)%
Depreciation and amortization	888	819	8%	1,643	1,566	5%
MetroPCS transaction-related costs	26	—	NM	39	—	NM
Restructuring costs	23	48	(52)%	54	54	—%
Other, net	—	19	NM	(2)	43	NM
Total operating expenses	6,047	4,431	36%	10,345	8,968	15%
Operating income	181	452	(60)%	560	949	(41)%
Other income (expense)
Interest expense to affiliates	(225)	(151)	49%	(403)	(322)	25%
Interest expense	(109)	—	NM	(160)	—	NM
Interest income	40	18	NM	75	32	NM
Other income, net	118	23	NM	112	8	NM
Total other expense, net	(176)	(110)	60%	(376)	(282)	33%
Income before income taxes	5	342	(99)%	184	667	(72)%
Income tax expense	21	135	(84)%	93	260	(64)%
Net income (loss)	$(16)	$207	NM	$91	$407	(78)%
NM – Not Meaningful

Revenues

Branded postpaid revenues decreased $429 million, or 12%, for the three months ended and $1.0 billion, or 13%, for the six months ended June 30, 2013, compared to the same periods in 2012. The decreases were primarily attributable to lower average revenue per user (“ARPU”) and a 5% year-over-year decline in the number of average branded postpaid customers. Branded postpaid ARPU was negatively impacted by the growth of our Value and Simple Choice plans which have lower priced rate plans than other branded postpaid rate plans. Compared to other traditional bundled price plans, Value and Simple Choice plans result in lower service revenues but higher equipment revenues at the time of the sale as the plans do not include a bundled sale of a heavily discounted handset. Branded postpaid customers on Value and Simple Choice plans more than doubled over the past twelve months and comprised 50% of the branded postpaid customer base at June 30, 2013, compared to only 19% at June 30, 2012.

Branded prepaid revenues increased $828 million for the three months ended and $954 million for the six months ended June 30, 2013, compared to the same periods in 2012. Of the increases, $717 million was due to the inclusion of the operating results of MetroPCS since May 1, 2013. The remaining increase was primarily due to organic growth of our branded prepaid customer base. Branded prepaid revenues, excluding MetroPCS increased by 30% for the six months ended June 30, 2013 compared to the same period in 2012 primarily as a result of an increase in average branded prepaid customers for the six months ended June 30, 2013 driven by the success of T-Mobile's monthly prepaid service plans, including data.

Wholesale revenues were consistent for the three months ended and increased $20 million, or 7%, for the six months ended June 30, 2013, compared to the same periods in 2012. The increase for the six months ended June 30, 2013 was primarily attributable to a 22% growth of the average number of MVNO customers for the period. However, a significant portion of our MVNO partners' recent customer growth has been in lower ARPU products that result in revenues that do not increase in proportion with customer growth.

Roaming and other service revenues decreased $24 million, or 22%, for the three months ended and $50 million, or 22%, for the six months ended June 30, 2013, compared to the same periods in 2012. The decreases were primarily attributable to lower data roaming revenues due to rate reductions entered into with certain international roaming partners in the second half of 2012.

Equipment sales increased $944 million for the three months ended and $1.0 billion for the six months ended June 30, 2013, compared to the same periods in 2012. The increases were primarily attributed to significant growth in the number of handsets sold and an increase in the rate of customers upgrading their handset. This was driven by our introduction of both the Apple iPhone 5 and the Samsung Galaxy S®4 in the second quarter of 2013, comprising of 26% and 18%, respectively, of smartphones sold, excluding MetroPCS. The inclusion of MetroPCS' operating results since May 1, 2013 contributed $73 million to the increase in equipment sales. Additionally, handsets sold during the second quarter had higher revenue per unit sold due to growth in the sales of smartphones, which have a higher average revenue per unit sold as compared to other handsets.

We financed $811 million of the equipment revenues through equipment installment plans during the three months ended June 30, 2013 an increase from $150 million in the three months ended June 30, 2012. Additionally, customers had associated equipment installment plan billings of $314 million in the three months ended June 30, 2013 compared to $96 million in the three months ended June 30, 2012. During the six months ended June 30, 2013, we financed $1.1 billion of the equipment revenues through equipment installment plans, an increase from $336 million in the six months ended June 30, 2012. Additionally, customers had associated equipment installment plan billings of $508 million in the six months ended June 30, 2013, compared to $172 million in the six months ended June 30, 2012.

Other revenues increased $26 million, or 39%, for the three months ended and $37 million, or 30%, for the six months ended June 30, 2013, compared to the same periods in 2012. The increases were primarily due to higher rental income from leasing space on our owned wireless communication towers to third parties.

Operating Expenses

Network costs increased $149 million, or 13%, for the three months ended and $62 million, or 3%, for the six months ended June 30, 2013, compared to the same periods in 2012. Of the increase, $216 million was due to the inclusion of the operating results of MetroPCS since May 1, 2013. Excluding network costs attributable to the MetroPCS operations, network costs decreased due to lower roaming expenses related to a decrease in average branded customers and associated usage compared to the prior year. Additionally, due to the network transition to enhanced telecommunication lines with higher capacity, we were able to accommodate higher data volumes at a lower cost, resulting in lower network costs in the three and six months ended June 30, 2013, compared to the same periods in 2012.

Cost of equipment sales increased $1.2 billion for the three months ended and $1.2 billion for the six months ended June 30, 2013, compared to the same periods in 2012. The increase in cost of equipment sales was primarily attributable to the significant increase in the volume of handsets sold during the second quarter of 2013, driven by our launch of the Apple iPhone 5 and the Samsung Galaxy S4 as well as additional phones sold through our expanded distribution channel as a result of acquiring MetroPCS. Of the increase, $204 million was attributable to the inclusion of operating results of MetroPCS since May 1, 2013. Additionally, cost of equipment sales increased during the three and six months ended June 30, 2013 due to an increase in the average cost per unit of each handset sold resulting from the growth in the sale of smartphones.

Customer acquisition increased $277 million, or 37%, for the three months ended and $265 million, or 18%, for the six months ended June 30, 2013, compared to the same periods in 2012. Of the increase, $95 million of the increases was attributable to the inclusion of operating results of MetroPCS since May 1, 2013. The remaining increase in customer acquisition expenses were primarily attributable to higher commissions costs driven by increased sales volumes and an increase in advertising expenses to promote our Un-carrier message and promote the launch of the iPhone 5 in April 2013.

General and administrative expense decreased $52 million, or 6%, for the three months ended and $253 million, or 14%, for the six months ended June 30, 2013, compared to the same periods in 2012. Excluding general and administrative costs attributable to the MetroPCS operations, general and administrative expenses decreased during the three and six months ended

June 30, 2013 primarily due to lower bad debt expense of $87 million and $196 million, respectively, driven by improved credit quality of our customer portfolio and the shift in the customer base towards branded prepaid customers. This decrease was offset by an additional $59 million of general and administrative expenses from the inclusion of operating results of MetroPCS since May 1, 2013. Additionally, lower employee-related expenses in the three and six months ended June 30, 2013, as a result of restructuring initiatives implemented in the first half of 2012, which contributed to the year-over-year decreases.

Depreciation and amortization increased $69 million, or 8%, for the three months ended and $77 million, or 5%, for the six months ended June 30, 2013, compared to the same periods in 2012. Depreciation and amortization expense attributable to MetroPCS was $137 million for the months of May and June 2013. Excluding MetroPCS's operating results, depreciation and amortization expenses decreased during the three and six months ended June 30, 2013 as 2012 included increased depreciation expense due to changes in useful life of certain network equipment to be replaced in connection with network modernization efforts.

MetroPCS transaction-related costs were $26 million and $39 million in the three and six months ended June 30, 2013, respectively, primarily related to professional services costs associated with the business combination between T-Mobile USA and MetroPCS.

Restructuring costs of $23 million and $54 million for the three and six months ended June 30, 2013, respectively, were related to our 2013 cost restructuring program to align our operations to our new strategy and position the company for future growth. Costs associated with the 2013 restructuring program primarily related to severance and other personnel-related costs. Restructuring costs of $48 million and $54 million for the three and six months ended June 30, 2012 related primarily to the consolidation of our call center operations in 2012.

Other, net for the six months ended June 30, 2013 reflects a $2 million gain on a spectrum license transaction. Other, net of $19 million and $43 million for the three and six months ended June 30, 2012, respectively, primarily related to employee retention costs associated with the terminated AT&T acquisition of T-Mobile.

Other Income (Expense)

Interest expense increased $109 million for the three months ended and $160 million for the six months ended June 30, 2013, compared to the same periods in 2012. The addition of MetroPCS long-term debt assumed during the second quarter of 2013, resulted in a $56 million increase in interest expense over the prior year. Additionally, interest expense of $54 million and $105 million for the three and six months ended June 30, 2013 related to the long-term financial obligation recorded as a result of the Tower Transaction that closed on November 30, 2012 contributed to the increase. The Tower Transaction and related impacts are further described in Note 4 of the audited Consolidated Financial Statements for the year ended December 31, 2012 included in the Current Report on Form 8-K filed on June 18, 2013.

Income Taxes

Income tax expense decreased $114 million, or 84%, for the three months ended and $167 million, or 64%, for the six months ended June 30, 2013, compared to the same periods in 2012. The decrease in income tax expense was primarily due to lower pre-tax book income. The effective income tax rate was 395.2% and 39.7% for the three months ended June 30, 2013 and June 30, 2012, respectively. The increase in the effective tax rate for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to non-deductible costs recorded in 2013 and the cumulative impact of 2013 Puerto Rico statutory rate changes retroactive to the beginning of the year. The effective income tax rate was 50.5% and 39.0% for the six months ended June 30, 2013 and 2012, respectively. The increase in the effective tax rate for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to non-deductible costs recorded in 2013.

Guarantor Subsidiaries

Pursuant to the indenture and the indenture supplements governing the notes payable to affiliates and long-term debt (together the "Notes"), the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile US, Inc. (“Parent”) and certain of T-Mobile USA, Inc.'s (“Issuer”) 100% owned subsidiaries (“Guarantor Subsidiaries”).

The financial condition of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company's consolidated financial condition. Similarly, the results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company's consolidated results of operations. As of June 30, 2013 and December 31, 2012, the most significant components of the financial condition of the Non-Guarantor Subsidiaries were property and equipment of $636 million and $678 million, respectively, spectrum licenses of $220 million and $220 million, respectively, long-term financial obligations of

$2.1 billion and $2.1 billion, respectively, and stockholders' equity of $1.1 billion and $1.0 billion, respectively. The most significant components of the results of operations of our Non-Guarantor Subsidiaries for the three and six months ended June 30, 2013 were services revenues of $191 million and $367 million, respectively, offset by costs of equipment sales of $122 million and $251 million, respectively, resulting in a net comprehensive loss of none and $20 million, respectively. Similarly, for the three and six months ended June 30, 2012, services revenues of $180 million and $357 million, respectively, offset by costs of equipment sales of $107 million and $219 million, respectively, resulting in a net comprehensive income of $20 million and $36 million, respectively. See Note 12 - Guarantor Financial Information of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for the condensed, consolidated financial information.

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by financial statement measures (“GAAP measures”), such as operating income (loss), with non-GAAP measures, including Adjusted EBITDA, Branded Cost Per Gross Addition (“Branded CPGA”) and Branded Cost Per User (“Branded CPU”), which measure the financial performance of operations, and several customer focused performance metrics that are widely used in the wireless communications industry. In addition to metrics involving the numbers of customers, these metrics also include ARPU, which measures service revenue per customer, and churn, which measures turnover in our customer base. For a reconciliation of performance measures and a further discussion of these measures, see “Reconciliation of Financial Measures”.

The following table sets forth the number of ending customers:

(in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
Customers, end of period
Branded postpaid customers	20,783	20,094	20,293	21,300
Branded prepaid customers	14,935	6,028	5,826	5,295
Total branded customers	35,718	26,122	26,119	26,595
M2M customers	3,423	3,290	3,090	2,786
MVNO customers	4,875	4,556	4,180	3,787
Total wholesale customers	8,298	7,846	7,270	6,573
Total T-Mobile customers, end of period	44,016	33,968	33,389	33,168

The following table sets forth the number of net customer additions (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net customer additions (losses)
Branded postpaid customers	688	(557)	490	(1,067)
Branded prepaid customers	(10)	227	191	476
Total branded customers	678	(330)	681	(591)
M2M customers	133	95	333	357
MVNO customers	319	30	695	217
Total wholesale customers	452	125	1,028	574
Total T-Mobile net customer additions (losses)	1,130	(205)	1,709	(18)
Acquired Customers	8,918	—	8,918	—
Note: certain customer numbers may not add due to rounding.

Total Customers

A customer is generally defined as a SIM card with a unique T-Mobile identity number which generates revenue. Branded postpaid customers include customers that are qualified to pay after incurring a month of service whether on an annual service contract or not, and branded prepaid customers include customers who generally pay in advance. Wholesale customers include M2M and MVNO customers that operate on the T-Mobile network, but are managed by wholesale partners.

Excluding customers of MetroPCS acquired as a result of the business combination, net customer additions were 1,130,000 for the three months ended June 30, 2013, compared to net customer losses of 205,000 for the same period in 2012. Net customer additions were 1,709,000 for the six months ended June 30, 2013, compared to net customer losses of 18,000 in the same period in 2012. At June 30, 2013, we had approximately 44.0 million customers, a 33% increase from the customer total as of June 30, 2012. The increase was primarily driven by the addition of MetroPCS's customer base due to the completion of the business combination during the second quarter of 2013, which increased the branded prepaid customer base by 8,918,000.

Branded Customers

Branded postpaid net customer additions improved to 688,000 for the three months ended June 30, 2013, compared to branded postpaid net customer losses of 557,000 for the same period in 2012. Branded postpaid net customer additions improved to 490,000 for the six months ended June 30, 2013, compared to branded postpaid net customer losses of 1,067,000 for the same period in 2012. T-Mobile reported positive branded net postpaid additions in the second quarter of 2013 for the first time since the first quarter of 2009. The significant improvements in customer development were attributable to both improved branded postpaid churn and increased new customer activations. T-Mobile sales benefited from the launch of the Simple Choice plans as a component of the Un-carrier strategy. We also began offering the iPhone 5 in April 2013, which comprised 26% of smartphones sold during the second quarter, excluding MetroPCS. We also launched the Samsung Galaxy S4, which comprised 18% of smartphones sold during in the second quarter of 2013, excluding MetroPCS. This improved churn and drove incremental gross additions for branded postpaid customers and improved churn as further described below.

Excluding customers of MetroPCS acquired as a result of the business combination, branded prepaid net customer losses were 10,000 for the three months ended June 30, 2013, compared to branded prepaid net customer additions of 227,000 for the same period in 2012, while branded prepaid net customer additions were 191,000 for the six months ended June 30, 2013, compared to branded prepaid net customer additions of 476,000 for the same period in 2012. The decreases were primarily a result of qualified upgrades of branded prepaid customers to branded postpaid plans as the Un-carrier strategy provides no annual service contract options to credit worthy customers that have historically been utilizing prepaid products. In addition, the robust competitive environment in the prepaid market resulted in higher branded prepaid customer deactivations partially offset by higher branded prepaid customer gross additions.

Wholesale

Wholesale net customer additions were 452,000 for the three months ended June 30, 2013, compared to wholesale net customer additions of 125,000 for the same period in 2012. Wholesale net customer additions were 1,028,000 for the six months ended June 30, 2013, compared to wholesale net customer additions of 574,000 for the same period in 2012. The increases were primarily due to higher MVNO gross customer additions, including new MVNO partnerships entered into during the second half of 2012. The growth in MVNO customers was due in part to the continued popularity of government subsidized Lifeline programs offered by our MVNO partners along with ongoing growth from new MVNO partnerships launched in the fourth quarter of 2012.MVNO partners often have relationships with multiple carriers and through steering their business towards carriers offering promotions can impact specific carriers' results.

Churn

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Branded churn	3.0%	2.9%	3.0%	3.0%
Branded postpaid churn	1.6%	2.1%	1.8%	2.3%
Branded prepaid churn	5.4%	6.0%	6.0%	6.2%

Churn is defined as the number of customers whose service was discontinued, expressed as a percentage of the average number of customers during the specified period. The number of customers whose service was discontinued is presented net of customers that subsequently have their service restored. We believe that churn, which is a measure of customer retention and loyalty, provides relevant and useful information and is used by management to evaluate the operating performance of our business.

Branded postpaid churn was approximately 1.6% for the three months ended June 30, 2013, compared to 2.1% for the same period in 2012. Branded postpaid churn was 1.8% for the six months ended June 30, 2013, compared to 2.3% for the six months ended June 30, 2012. At 1.6% in the second quarter, branded postpaid churn was the lowest level ever reported by T-Mobile. The significant improvements were due in part to the continued focus on churn reduction initiatives, such as improving network quality and customer sales experience. Additionally, our no annual service contract Un-carrier strategy announced in the first quarter of 2013 continued to gain positive traction with customers. We also began offering the iPhone 5 during the second quarter of 2013, which improved customer retention compared to the same periods in 2012. These factors contributed to improved branded postpaid customer retention in 2013 compared to the same periods of the prior year.
Branded prepaid churn was 5.4% for the three months ended June 30, 2013, compared to 6.0% for the same period in 2012. Branded prepaid churn was 6.0% for the six months ended June 30, 2013, compared to 6.2% for the same period in 2012. The decreases were primarily a result of the completion of the business combination with MetroPCS during the second quarter of 2013. MetroPCS customers are now the largest portion of the branded prepaid customer base and have historically had lower rates of churn. Consequently, branded prepaid churn was impacted positively by the inclusion of MetroPCS customers.

Average Revenue Per User

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
ARPU (branded)	$46.67	$51.45	$47.34	$51.61
ARPU (branded postpaid)	53.60	57.35	53.83	57.51
ARPU (branded prepaid)	34.78	26.81	32.61	26.11

ARPU represents the average monthly service revenue earned from customers. Each of the branded ARPU metrics are calculated by dividing the corresponding branded (total branded, branded postpaid, branded prepaid) service revenues for the specified period by the corresponding average customers during the period, and further dividing by the number of months in the period. We believe ARPU provides management with useful information to evaluate the service revenues generated from our customer base.

Branded ARPU decreased $4.78 for the three months ended and $4.27 for the six months ended June 30, 2013, compared to the same periods in 2012. The decreases were primarily attributable to the change in customer portfolio mix towards Value and Simple Choice plans, branded prepaid and wholesale customers, all of which have lower ARPU than customers under traditional service plans bundled with a discounted handset.

Branded postpaid ARPU decreased $3.75 for the three months ended and $3.68 for the six months ended June 30, 2013, compared to the same periods in 2012. The decreases were primarily due to the continued migration of the branded postpaid customer base towards Value and Simple Choice plans, which have lower ARPU than customers under traditional service plans bundled with a discounted handset. Branded postpaid customers on Simple Choice plans more than doubled over the past twelve months, and at June 30, 2013, represented 50% of branded postpaid customers compared to only 19% of branded postpaid customers at June 30, 2012.

Branded prepaid ARPU increased $7.97 for the three months ended and $6.50 for the six months ended June 30, 2013, compared to the same periods in 2012. The increases were primarily due to the inclusion of MetroPCS customers which have higher ARPU than T-Mobile's branded prepaid customers, as well as the growth of monthly prepaid service plans, which include data services and have higher ARPU than other T-Mobile pay-as-you-go prepaid plans.

Branded Cost Per Gross Addition and Branded Cost Per User

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Branded CPGA	$326	$420	$332	$391
Branded CPU	26	28	26	29

Branded CPGA is determined by dividing the costs of acquiring new customers, consisting of customer acquisition expenses plus the loss on equipment sales related to acquiring new customers for the specified period, by gross branded customer additions during the period. The loss on equipment sales related to acquiring new customers consists primarily of the excess of handset and accessory costs over related revenues incurred to acquire new customers. Additionally, the loss on equipment sales associated with retaining existing customers is excluded from this measure as Branded CPGA is intended to reflect only the acquisition costs to acquire new customers.

Branded CPGA was $326 for the three months ended June 30, 2013, compared to $420 for the three months ended June 30, 2012. Branded CPGA was $332 for the six months ended June 30, 2013, compared to $391 for the six months ended June 30, 2012. Branded CPGA was lower in 2013 compared to the same periods of the prior year due primarily to the significant increase in branded customer gross additions which resulted in fixed acquisition costs such as employee salaries and lease expense being applied over a greater number of customer gross additions. This decrease was partially offset by an increase in the loss on equipment sales related to customer acquisition to $142 million and $228 million during the three and six months ended June 30, 2013 from $82 million and $190 million during the three and six months ended June 30, 2012, due to the increased volume of handset sales and higher per unit costs due to an increasing mix of higher cost smartphones being sold.

Branded CPU is determined by dividing network costs and general and administrative expenses plus the loss on equipment sales related to customer retention, by the sum of the average monthly number of branded customers during such period. Additionally, the cost of serving customers includes the costs of providing handset insurance services.

Branded CPU was $26 for the three months ended June 30, 2013, compared to $28 for the three months ended June 30, 2012.
Branded CPU was $26 for the six months ended June 30, 2013, compared to $29 for the six months ended June 30, 2012. The decreases in branded CPU for the three and six months ended June 30, 2013, compared to the same periods in 2012, were primarily attributable to operating costs being applied over greater average branded customers due to the acquisition of MetroPCS customers in the second quarter of 2013 in connection with the completion of the business combination. Operating costs increased in 2013 but at a lesser rate than the increase in average branded customers. Network costs increased primarily due to the inclusion of the operating results of MetroPCS since May 1, 2013 and the higher loss on equipment sales related to customer retention due to higher volumes of smartphone sales in 2013. For the six months ended June 30, 2013 compared to the same period of the prior year, general and administrative expenses decreased due to improvements in bad debt expense as described in “Result of Operations” and lower employee related costs as a result of restructuring initiatives implemented in the first half of 2012.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Adjusted EBITDA	$1,124	$1,338	$2,302	$2,612
Adjusted EBITDA margin	24%	31%	26%	30%

We define Adjusted EBITDA as earnings before interest expense (net of interest income), tax, depreciation, amortization and stock-based compensation and exclude transactions that are not reflective of T-Mobile's ongoing operating performance. Adjusted EBITDA is detailed in the section entitled “Reconciliation of Financial Measures”. Adjusted EBITDA margin, expressed as a percentage, is calculated as Adjusted EBITDA divided by total service revenues.

Adjusted EBITDA decreased 16% for the three months ended and 12% for the six months ended June 30, 2013 compared to the same periods in 2012. The inclusion of MetroPCS results for the months of May and June 2013 increased revenues and operating expenses in 2013 and contributed $225 million in Adjusted EBITDA. Excluding MetroPCS results, service revenues declined primarily due to losses in the average branded postpaid customer base and impacts from customers migrating to Value and Simple Choice plans, which result in lower ARPU. Additionally, Adjusted EBITDA was impacted by increases in cost of equipment sales from higher sales volumes, partially offset by increases in equipment revenues. Increases in costs of equipment sales and equipment revenues were driven by the launch of the Apple iPhone 5 and Samsung Galaxy S4 during the second quarter of 2013. In addition, equipment revenues increased in 2013 due to a higher proportion of customers choosing Value and Simple Choice plans for which we do not offer subsidies (discounts) on devices.

Reconciliation of Financial Measures

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

Branded CPGA, Branded CPU and Adjusted EBITDA are non-GAAP financial measures utilized by our management to evaluate our operating performance, and in the case of Adjusted EBITDA, our ability to meet liquidity requirements. We believe these measures are important in understanding the performance of operations from period to period, and although every company in the wireless industry may not define each of these measures in precisely the same way, we believe that these measures, which are common in the wireless industry, facilitate key operating performance comparisons with other companies in the wireless industry. The following tables reconcile our financial measures with the financial statements presented in accordance with GAAP.

Average Revenue Per User

We utilize ARPU to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. We believe ARPU provides management with useful information to evaluate the service revenues generated from our customer base.

The following tables illustrate the calculation of ARPU and reconciles these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except average number of customers and ARPU)	2013	2012	2013	2012
Calculation of Branded ARPU:
Branded postpaid service revenues	$3,284	$3,713	$6,547	$7,534
Branded prepaid service revenues	1,242	414	1,745	791
Branded Service revenues	$4,526	$4,381	$8,292	$8,325
Divided by: Average number of branded customers (in thousands) and number of months in period	32,327	26,736	29,190	26,886
Branded ARPU	$46.67	$51.45	$47.34	$51.61

Calculation of Branded Postpaid ARPU:
Branded postpaid service revenues	$3,284	$3,713	$6,547	$7,534
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	20,425	21,580	20,271	21,832
Branded Postpaid ARPU	$53.60	$57.35	$53.83	$57.51

Calculation of Branded Prepaid ARPU:
Branded prepaid service revenues	$1,242	$414	$1,745	$791
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	11,902	5,156	8,919	5,054
Branded Prepaid ARPU	$34.78	$26.81	$32.61	$26.11

Branded Cost Per Gross Addition and Branded Cost Per User

We utilize Branded CPGA to assess the financial investment in new customers and determine the number of months to recover customer acquisition costs. This measure also allows us to compare average acquisition costs per new customer to those of other wireless telecommunications providers, although other providers may calculate this measure differently. Equipment related to new customers are deducted from customer acquisition expenses in this calculation as they represent amounts paid by customers at the time their service is activated that reduce the acquisition cost of those customers. Additionally, equipment costs associated with retaining existing customers are excluded as this measure is intended to reflect only the acquisition costs related to new customers. The following table reconciles total costs used in the calculation of Branded CPGA to customer acquisition expenses, which we consider to be the most directly comparable GAAP financial measure to Branded CPGA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except gross customer additions and CPGA)	2013	2012	2013	2012
Calculation of CPGA:
Customer acquisition expenses	$1,028	$751	$1,765	$1,500
Add: Loss on equipment sales
Equipment sales	(1,379)	(435)	(1,984)	(970)
Cost of equipment sales	1,936	745	2,822	1,590
Total loss on equipment sales	557	310	838	620
Less: Loss on equipment sales related to customer retention	(415)	(228)	(610)	(430)
Loss on equipment sales related to customer acquisition	142	82	228	190
Cost of acquiring new branded customers	$1,170	$833	$1,993	$1,690
Divided by: Gross branded customer additions (in thousands)	3,590	1,985	6,001	4,319
Branded CPGA	$326	$420	$332	$391

We utilize Branded CPU as a tool to evaluate the non-acquisition related cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-acquisition related costs over time, and to help evaluate how changes in business operations affect non-acquisition related costs per customer. In addition, Branded CPU provides management with a useful measure to compare non-acquisition related costs per customer with those of other wireless telecommunications providers. The following table reconciles total costs used in the calculation of Branded CPU to network costs, which we consider to be the most directly comparable GAAP financial measure to CPU:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except average number of customers and CPU)	2013	2012	2013	2012
Calculation of CPU:
Network costs	$1,327	$1,178	$2,436	$2,374
Add: General and administrative expenses	819	871	1,588	1,841
Add: Loss on equipment sales related to customer retention	415	228	610	430
Total cost of serving customers	$2,561	$2,277	$4,634	$4,645
Divided by: Average number of branded customers (in thousands)	32,327	26,736	29,190	26,886
Branded CPU	$26	$28	$26	$29

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. This measurement, together with GAAP measures such as revenue and operating income, assists management in its decision-making process related to the operation of our business. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management also uses Adjusted EBITDA to measure, from period-to-period, our ability to provide cash flows to meet future debt services, capital expenditures and working capital requirements and fund future growth. We believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and that this metric facilitates comparisons with other wireless communications companies. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income, or any other measure of financial performance reported in accordance with GAAP. In addition, other wireless carriers may calculate this measure differently. Adjusted EBITDA excludes transactions that are not reflective of our ongoing operating performance and is detailed in the tables below. The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net income which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Calculation of Adjusted EBITDA:
Net income (loss)	$(16)	$207	$91	$407
Adjustments:
Interest expense to affiliates	225	151	403	322
Interest expense	109	—	160	—
Interest income	(40)	(18)	(75)	(32)
Other (income) expense, net	(118)	(23)	(112)	(8)
Income tax expense	21	135	93	260
Operating income	181	452	560	949
Depreciation and amortization	888	819	1,643	1,566
MetroPCS transaction-related costs	26	—	39	—
Restructuring costs	23	48	54	54
Stock-based compensation	6	—	6	—
Other, net (1)	—	19	—	43
Adjusted EBITDA	$1,124	$1,338	$2,302	$2,612

(1)
Other, net of $19 million and $43 million for the three and six months ended June 30, 2012 primarily related to employee retention costs associated with the terminated AT&T acquisition of T-Mobile USA. Other, net transactions may not agree in total to the other, net classification in the Consolidated Statements of Income and Comprehensive Income due to certain routine operating activities, such as insignificant routine spectrum license exchanges that would be expected to reoccur, and are therefore not excluded from the calculation of Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, and cash generated from operations. As of June 30, 2013, our cash and cash equivalents were $2.4 billion. In addition, we have entered into an unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings. We expect our current sources of funding to be sufficient to meet the anticipated liquidity requirements of the company in the next 12 months. We determine future liquidity requirements, for both operations and capital expenditures, based in large part upon projected financial and operating performance. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. There are a number of risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

Prior to the completion of the business combination on April 30, 2013, our sources of liquidity were cash and cash equivalents and short-term investments with Deutsche Telekom included in accounts receivable from affiliates, and cash generated from operations. As of December 31, 2012, our cash and cash equivalents were $394 million and short-term investments with Deutsche Telekom were $650 million.

As of June 30, 2013, our total capital consists of notes payable to affiliates of $11.2 billion, third-party long-term debt of $6.3 billion, and stockholders' equity of $12.4 billion. Prior to the closing of the business combination with MetroPCS, Deutsche Telekom effected a recapitalization of T-Mobile. Our existing notes payable to affiliates, with a total principal balance of $14.5 billion, were extinguished, interest rate and cross currency interest rate swaps related to the extinguished notes were settled, and $11.2 billion of new unsecured senior notes were issued to Deutsche Telekom. The new unsecured senior notes are divided equally between reset and non-reset notes with weighted average interest rates of 5.578% and 6.836%, respectively, and ratable annual maturities ranging from 2019 through 2023. See Note 7 – Notes Payable of Affiliates and Debt of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Stockholders' equity increased $6.2 billion from December 31, 2012 due to the effects of the recapitalization, the issuance of stock to MetroPCS stockholders, and net income for the six months ended June 30, 2013. As part of the recapitalization, Deutsche Telekom contributed to T-Mobile approximately $3.1 billion in additional equity. In connection with the business combination with MetroPCS, common stock representing approximately 74% of the total shares outstanding was issued to Deutsche Telekom. However, as the transaction was accounted for as a reverse acquisition, stockholders' equity reflects a $3.0 billion increase for shares deemed issued to MetroPCS stockholders in consideration for their minority share. Additionally, as part of the business combination, we acquired $2.1 billion of cash and cash equivalents and assumed long-term debt of MetroPCS with an aggregate fair value amount of $6.3 billion.

The indentures governing the notes payables to affiliates and long-term debt contain covenants that, among other things, limit the ability of the Company and subsidiary guarantors to: incur more debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens or other encumbrances; enter transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the Metro Notes restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the indentures and the supplemental indentures relating to the Metro Notes.

Capital Expenditures

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial amounts of liquidity. Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrade of our network infrastructure.
The property and equipment capital expenditures for the six months ended June 30, 2013, primarily relate to T-Mobile's network modernization and deployment of 4G LTE in 2013. The capital expenditures for the six months ended June 30, 2012, were primarily associated with the continued expansion of our network coverage. During the first half of 2012, we were developing plans to deploy 4G LTE in 2013 after the terminated AT&T transaction. As such, capital spending was lower in the first half of 2012 than in subsequent periods.

We expect cash capital expenditures for property and equipment and spectrum licenses to be in the range of $4.0 billion to $4.2 billion for the year ending December 31, 2013.

Cash Flows of T-Mobile

The following table shows cash flow information for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in millions)	2013	2012
Net cash provided by operating activities	$1,715	$1,909
Net cash provided by (used in) investing activities	262	(1,877)
Net cash provided by (used in) financing activities	(9)	1

The historical cash flows of T-Mobile USA should not be considered representative of the anticipated cash flows of T-Mobile US, Inc., the combined company resulting from the business combination.

Operating Activities

Cash provided by operating activities was $1,715 million for the six months ended June 30, 2013, compared to $1,909 million for the same period June 30, 2012. The $194 million decrease in cash flow provided by operating activities was driven by several factors. Our operating income before non-cash items, such as depreciation and amortization, declined compared to the similar period in the prior year primarily as a result of decreases in branded postpaid revenues. This decrease was partially offset by improvement in cash flows from changes in working capital year-over-year.

Investing Activities

Cash provided by investing activities was $262 million during the six months ended June 30, 2013, compared to $1,877 million used during the same period in 2012. The change was primarily due to the $2.1 billion of cash and cash equivalents we acquired in connection with the business combination with MetroPCS. The increase was partially offset by higher purchases of property and equipment during the six months ended June 30, 2013 as a result of T-Mobile's network modernization and deployment of 4G LTE in 2013 described above.

Financing Activities

Cash used in financing activities was $9 million for the six months ended June 30, 2013, compared to $1 million provided by financing activities for the same period in 2012. The $10 million decrease was primarily due to proceeds of $72 million from the exercises of stock options issued under the Predecessor Plans acquired as part of the business combination with MetroPCS. The increase was offset by a distribution to Deutsche Telekom of $41 million in connection with the debt recapitalization and a $40 million down payment relating to a VIE as described in Note 13 – Additional Financial Information of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to making future payments under contracts, such as debt, lease agreements, and purchase obligations. See Note 7 – Notes Payable of Affiliates and Debt and Note 11 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The following table provides aggregate information about T-Mobile's contractual obligations as of June 30, 2013:

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Long-term debt, including current portion (1)	$—	$—	$1,000	$15,700	$16,700
Interest expense on long-term debt	446	2,124	2,124	3,727	8,421
Financial obligation (2)	162	324	324	1,532	2,342
Non-dedicated transportation lines	609	1,137	706	195	2,647
Operating leases, including dedicated transportation lines	2,199	4,044	3,518	5,886	15,647
Capital lease obligations, including interest	40	83	85	315	523
Purchase obligations (3)	1,336	467	2,385	—	4,188
Total contractual obligations	$4,792	$8,179	$10,142	$27,355	$50,468

(1)	Represents principal amounts of payables to affiliates and long-term debt at maturity, excluding unamortized premium from purchase price allocation fair value adjustment.

(2)
Future minimum payments, including principal and interest payments and imputed lease rental income related to the financial obligation recorded in connection with the Tower Transaction. See Note 4 – Tower Transaction to the audited consolidated financial statements for the three years ended December 31, 2012, included in the Current Report on Form 8-K filed on June 18, 2013 for further information regarding the Tower Transaction.

(3)
T-Mobile calculated the minimum obligation for certain agreements to purchase goods or services based on termination fees that can be paid to exit the contract. Termination penalties are included in the above table as payments due in less than one year, as this is the earliest T-Mobile could exit these contracts. This table does not include open purchase orders as of June 30, 2013 under normal business purposes.

Certain commitments and obligations are included in the table based on the year of required payment or an estimate of the year of payment. Other non-current liabilities have been excluded from the tables due to the uncertainty of the timing of payments, combined with the absence of historical trending to be used as a predictor of such payments.

The purchase obligations reflected in the table above are primarily commitments to purchase handsets and accessories, equipment, software, programming and network services, and marketing activities, which will be used or sold in the ordinary course of business. These amounts do not represent T-Mobile's entire anticipated purchases in the future, but represent only those items for which T-Mobile is contractually committed. Where T-Mobile is committed to make a minimum payment to the supplier regardless of whether it takes delivery, T-Mobile has included only that minimum payment as a purchase obligation.

Off-Balance Sheet Arrangements

T-Mobile does not participate in or secure financing for any unconsolidated entities.

Related Party Transactions

See Note 10 – Related Party Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding related party transactions.

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Exchange Act.  Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with designated natural persons or entities involved in terrorism or the proliferation of weapons of mass destruction.  Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended June 30, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom AG. We have relied upon Deutsche Telekom AG for information regarding their activities, transactions and dealings.

Deutsche Telekom AG, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (MTN Irancell), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. During the quarter ended June 30, 2013, gross revenues of all Deutsche Telekom AG affiliates generated by roaming and interconnection traffic with Iran were less than $3 million and estimated net profits were less than $1 million.

In addition, Deutsche Telekom AG, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these during the quarter ended June 30, 2013 were less than $0.1 million. We understand that Deutsche Telekom AG intends to continue these activities.

Restructuring Costs

See Note 13 – Additional Financial Information of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding restructuring costs.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates previously disclosed in our consolidated financial statements for the three years ended December 31, 2012 on the Current Report on Form 8-K filed on June 18, 2013, except for the addition of the following:

Stock-based Compensation

Stock-based compensation cost for stock awards is measured at fair value on the grant date and recognized as an expense, net of expected forfeitures, over the related service period. The fair value of stock awards is based on the closing price of T-Mobile common stock on the date of grant. RSUs are recognized as expense using the straight-line method. PSUs are recognized as expense following a graded vesting schedule. Judgment is required in estimating the amount of stock awards which are expected to be forfeited. If actual results differ significantly from our expected forfeitures, stock-based compensation expense and our results of operations could be impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

T-Mobile is exposed to economic risks in the normal course of business, primarily from changes in interest rates. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of its debt and interest rate derivatives portfolios. We do not foresee significant changes in the strategies used to manage market risk in the near future.

Interest Rate Risk

We are exposed to changes in interest rates, primarily on its variable-rate notes payable to affiliates. As of June 30, 2013, we had $11.2 billion in notes payable with Deutsche Telekom. Changes in interest rates can lead to significant fluctuations in the fair value of our variable-rate debt instruments.

To perform the sensitivity analysis on its notes payable to affiliates, we assessed the risk of a change in the fair value from the effect of a hypothetical interest rate change of 100 basis points. As of June 30, 2013, the change in the fair value of our notes payable to affiliates, based on this hypothetical change, is shown in the table below:

		Fair Value Assuming
(in millions)	Fair Value	+100 Basis Point Shift	-100 Basis Point Shift
Variable-rate notes payable to affiliates	$5,456	$5,354	$5,556

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported with the time period specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2013.

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures for maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance of prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. The business combination of MetroPCS and T-Mobile USA, which was completed on April 30, 2013, had a material impact on the financial position, results of operations and cash flows of the combined entity from the date of acquisition through June 30, 2013. The business combination also resulted in significant changes to the combined entity's internal control environment over financial reporting. We are in the process of integrating the systems of internal control over financial reporting for T-Mobile and MetroPCS and will report on our assessment of our internal controls over financial reporting for the combined entity in our next annual report.

During the three months ended June 30, 2013, we implemented a new accounting consolidation system. In connection with this implementation, we modified various procedures, including but not limited to, business processes such as user access security, data conversion, standardization and automation of system reporting. We monitored and continue to monitor these changes as they relate to our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

Except as expressly stated, the risks related to our business and the wireless industry are those of T-Mobile US, Inc. and its consolidated subsidiaries, and “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to T-Mobile US, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Risks Related to Our Business and the Wireless Industry

Increasing competition for wireless customers could adversely affect our operating results.

We have multiple wireless competitors in each of our service areas, some of which have greater resources than us, and compete for customers based principally on service/device offerings, price, call quality, data use experience, coverage area, and customer service. In addition, we are facing growing competition from providers offering services using alternative wireless technologies and IP-based networks, as well as traditional wireline networks. We expect market saturation to continue to cause the wireless industry's customer growth rate to be moderate in comparison with historical growth rates or possibly negative, leading to increased competition for customers. We also expect that our customers' growing demand for data services will place constraints on our network capacity. These competition and our capacity issues will continue to put pressure on pricing and margins as companies compete for potential customers. Our ability to respond will depend on, among other things, continued absolute and relative improvement in network quality and customer services, effective marketing and selling of products and services, attractive pricing, and cost management, all of which will involve significant expenses.

Consolidation in the wireless industry through mergers, acquisitions and joint ventures could create increased competition.
Joint ventures, mergers, acquisitions and strategic alliances in the wireless industry have resulted in and are expected to result in larger competitors competing for a limited number of customers. The two largest national wireless broadband mobile carriers currently serve a significant percentage of all wireless customers, and hold significant spectrum and other resources. Our largest competitors may be able to enter into exclusive handset or content arrangements, execute pervasive advertising and marketing campaigns, or otherwise improve their cost position relative to ours. In addition, the refusal of our large competitors to provide critical access to resources and inputs, such as roaming services on reasonable terms, may improve their position within the wireless broadband mobile services industry. These factors, together with the effects of the increasing aggregate penetration of wireless services in all metropolitan areas, and the ability of our larger competitors to use resources to build out their networks and to quickly deploy advanced technologies, which have made it more difficult for smaller carriers like us to attract and retain customers, may adversely affect our competitive position and ability to grow, which would have a material adverse effect on our business, financial condition, and operating results.
The failure to successfully integrate the T-Mobile and MetroPCS businesses in the expected time frame could adversely affect our future operating results. Many of the anticipated benefits of the combination may not be realized for a significant period of time, if at all.
Our success will depend, in large part, on our ability to realize the anticipated benefits, including projected synergies and cost savings, from combining the T-Mobile business with the MetroPCS business. This integration will be complex, time-consuming, require significant capital expenditures, and may divert management's time and attention from the business. The failure to successfully integrate and manage the challenges presented by the integration process may prevent us from achieving the anticipated benefits of the business combination of T-Mobile and MetroPCS and have a material adverse effect on our business, financial condition and operating results.
Potential difficulties in the integration process include, among others, the following:

•	unexpected costs incurred in integrating the T-Mobile and MetroPCS businesses or inability to achieve the cost savings anticipated to result from the business combination;

•
migrating customers from the legacy MetroPCS network to our global system for mobile communications, which we refer to as GSM, evolved high speed packet access, which we refer to as HSPA+, and LTE networks;

•	decommissioning the legacy MetroPCS network;

•	integrating existing back office and customer facing information and billing systems, cell sites and network infrastructure, customer service programs, and distributed antenna systems;

•	combining or coordinating product and service offerings, subscriber plans, customer services, and sales and marketing approaches;

•
addressing the effects of the business combination on our business and the previously established relationships between each of T-Mobile and MetroPCS and their employees, customers, suppliers, content providers, distributors, dealers, retailers, regulators, affiliates, joint venture partners, and the communities in which they operated; and

•	difficulties in consolidating and preparing the Company's financial statements, or having to restate the financial statements of the Company.
Many of the anticipated synergies are not expected to occur for a significant time period and will require substantial capital expenditures in the near term to be fully realized. Even if we are able to integrate the two businesses successfully, we may not realize the full anticipated benefits of the merger, including anticipated synergies expected from the integration, or achieve such benefits within the anticipated time frame or at all.
If we are unable to attract and retain wireless subscribers our financial performance will be impaired.
Customer demand for our products and services is impacted by numerous factors including, but not limited to, our service offerings, pricing, network performance, customer perceptions, competitive offers, sales and distribution channels, economic conditions and customer service. Managing these factors, and customers' expectations of these factors, is essential in attracting and retaining customers.
We continuously incur capital expenditures and operating expenses in order to improve and enhance our products, services, applications, and content to remain competitive and to keep up with our customer demand. If we fail to improve and enhance our products and services or expand the capacity of, or make upgrades to, our network to remain competitive, or if we fail to keep up with customer demand, including by maintaining access to desired handsets, content and features, our ability to attract and retain customers would be adversely affected. In particular, our gross new subscriber activations may decrease and our subscriber churn may increase, leaving us unable to meet the assumptions of our business plan. Even if we effectively manage the factors listed above that are within our control, there can be no assurance that our existing customers will not switch to another wireless provider or that we will be able to attract new customers. There would be a material adverse impact on our business, financial condition, and operating results if we are unable to grow our customer base at the levels we project, or achieve the aggregate levels of customer penetration that we currently believe are possible with our business model.
We no longer require consumers to sign annual service contracts for post-paid services and offer consumers equipment financing, and this strategy may not succeed in the long term.
With the launch of our 'Simple Choice Plans', we no longer require consumers to sign annual service contracts to obtain post-paid service, while offering Equipment Installment Plans (EIP) to permit customers to finance handsets which they purchase from us. While we anticipate that we will continue to employ similar “Un-Carrier” tactics as part of our business strategy, our service plans and EIP offerings may not meet our customers' or potential customers' needs, expectations, or demands. In addition, with this reduction in long-term service contracts, our customers may have residual commitments to us for device financing, but can discontinue their service at any time without penalty or advance notice to us. We cannot assure you that our strategies to address customer churn will be successful. In addition, we may not be able to profitably replace customers who leave our service or replace them at all. We could experience reduced revenues and increased marketing costs to attract replacement customers if we experience a churn rate higher than we expect, which could reduce our profit margin and profitability. Our operational and financial performance may be adversely affected if we are unable to grow our customer base and achieve the customer penetration levels that we anticipate with this business model.

Certain retail customers have the option to pay for their devices in installments over a period of up to 24 months under our EIP. These EIP offerings subject us to increased risks relating to consumer credit issues, which could result in increases to our bad debt expense and potential write-offs of account balances under the EIPs. These arrangements may be particularly sensitive to changes in general economic conditions, as discussed below, and any declines in the credit quality of our customer base could have a material adverse effect on our operating results and financial condition.

We record EIP bad debt expense based on an estimate of the percentage of equipment revenue that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base, and other factors such as macro-economic conditions. We monitor the aging of our EIP receivables and write-off account balances if collection efforts are unsuccessful and future collection is unlikely based on customer credit ratings and the length of time from the original billing date. Equipment sales that are not reasonably assured to be collectible are recorded on a cash basis as payments are received.

If our Company is unable to take advantage of technological developments on a timely basis, then we may experience a decline in demand for our services or face challenges in implementing our business strategy.
In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings, and introduce new offerings to address our current and potential customers' changing demands. For example, we are in the process of transforming and upgrading our network to be the first in the United States to deploy LTE Release 10 and the first to use multimode integrated radios that can handle GSM, HSPA+ and LTE. As part of the network upgrade, we will install new equipment in approximately 35,000 cell sites and refarm our Personal Communications Service in the PCS 1900 MHz spectrum band from second generation GSM services to HSPA+. Modernizing the network is subject to risk from equipment changes, refarming of spectrum, and migration of customers from existing spectrum bands. Scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, subscriber dissatisfaction, and other risks could cause delays in launching the new network, which could result in significant costs, or reduce the anticipated benefits of the upgrades. In addition, we recently entered into an agreement with Apple, Inc. to carry the iPhone 5 and other Apple products. This new agreement may result in a decrease in free cash flow, and there is no assurance that the agreement will be economically advantageous for us in the long-term.

In general, the development of new services in the wireless telecommunications industry will require us to anticipate and respond to the continuously changing demands of our customers, which we may not be able to do accurately or timely. We could experience a material adverse effect on our business, operations, financial position, and operating results if our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated.
The scarcity and cost of additional wireless spectrum, and regulations relating to spectrum use, may adversely affect our business strategy and financial planning.
Based on industry trends, we believe that the average data usage of our customers will continue to rise. Therefore, at some point in the future we will need to acquire additional spectrum in order to continue our customer growth, expand into new metropolitan areas, maintain our quality of service, meet increasing customer demands, and deploy new technologies. We will be at a competitive disadvantage and possibly experience erosion in the quality of service in certain markets if we fail to gain access to necessary spectrum before reaching capacity, especially below 1 GHz - low band spectrum.
The continued interest in, and aggregation of, spectrum by the largest national carriers may reduce our ability to acquire spectrum from other carriers or otherwise negatively impact our ability to gain access to spectrum through other means. As a result, we may need to acquire spectrum through government auctions and/or enter into spectrum sharing arrangements, which are subject to certain risks and uncertainties. For example, the Federal Communications Commission (FCC) has encountered resistance to its plans to make additional spectrum available, which has created uncertainty about the timing and availability of spectrum through government auctions.

In addition, the FCC may impose conditions on the use of new wireless broadband mobile spectrum, including new restrictions or rules governing the use or access to current or future spectrum. This could increase pressure on capacity. Additional conditions that may be imposed by the FCC include heightened build-out requirements, limited renewal rights, clearing obligations, or open access or net neutrality requirements that may make it less attractive or less economical to acquire spectrum. The FCC has a pending notice of proposed rulemaking to examine whether the current spectrum screen used in acquisitions of spectrum should be changed or whether a spectrum cap should be imposed. In addition, rules may be established for future government spectrum auctions that may negatively impact our ability to obtain spectrum economically or in appropriate configurations or coverage areas.

If we cannot acquire needed spectrum from the government or otherwise, if new competitors acquire spectrum that will allow them to provide services competitive with our services, or if we cannot deploy services on a timely basis without burdensome conditions, at adequate cost, and while maintaining network quality levels, then our ability to attract and retain customers and our associated financial performance could be materially adversely affected.

Economic and market conditions may adversely affect our business and financial performance, as well as our access to financing on favorable terms or at all.
Our business and financial performance are sensitive to changes in general economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, energy costs and other macro-economic factors. Market and economic conditions have been unprecedented and challenging in recent years. Continued concerns about the systemic impact of a long-term downturn, high underemployment and unemployment, high energy costs, the availability and cost of credit and unstable housing and credit markets have contributed to increased market volatility and economic uncertainty.
Continued or renewed market turbulence and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Our services are available to a broad customer base, a significant segment of which may be more vulnerable to weak economic conditions. We may have greater difficulty in gaining new customers within this segment and existing customers may be more likely to terminate service due to an inability to pay. Competing for customers within this segment also puts pressure on our pricing structure and margins. In addition, the continued instability in the global financial markets has resulted in periodic volatility in the credit, equity, and fixed income markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all.
Continued weak economic conditions and tight credit conditions may also adversely impact our suppliers and dealers, some of which have filed for or may be considering bankruptcy, or may experience cash flow or liquidity problems or are unable to obtain or refinance credit such that they may no longer be able to operate. Any of these could adversely impact our ability to distribute, market, or sell our products and services. Sustained difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Our reputation and financial condition could be materially adversely affected by system failures, security or data breaches, business disruptions, and unauthorized use or interference with our network and other systems.
To be successful, we must provide our customers with reliable, trustworthy service and protect the communications, location, and personal information shared or generated by our customers. We rely upon our systems and networks, and the systems and networks of other providers and suppliers, to provide and support our services and, in some cases, to protect our customers' and our information. Failure of our or others' systems, networks and infrastructure may prevent us from providing reliable service, or may allow for the unauthorized interception, destruction, use or dissemination of our customers' or our Company's information. Examples of these risks include:

•	denial of service and other malicious or abusive attacks by third parties, including cyber-attacks or other breaches of network or information technology security;

•	human error;

•	physical damage, power surges or outages, or equipment failure, including those as a result of severe weather, natural disasters, terrorist attacks, and acts of war;

•	theft of customer/proprietary information: intrusion and theft of data offered for sale, competitive (dis)advantage, and/or corporate extortion;

•	unauthorized access to our information technology, billing, customer care and provisioning systems and networks, and those of our suppliers and other providers;

•	supplier failures or delays; and

•	other systems failures or outages.

Such failures could cause us to lose customers, lose revenue, incur expenses, suffer reputational and goodwill damages, and subject us to litigation or governmental investigation. Remediation costs could include liability for information loss, repairing infrastructure and systems, and/or incentives offered to customers. Our insurance may not cover, or be adequate to fully reimburse us for, costs and losses associated with such events.

We rely on third-parties to provide specialized products or services for the operation of our business, and a failure or inability by such parties to provide these products or services could adversely affect our business, results of operations, and financial condition.
We depend heavily on suppliers and other third parties in order for us to efficiently operate our business. Our business is complex, and it is not unusual for multiple vendors located in multiple locations to help us to develop, maintain, and troubleshoot products and services, such as network components, software development services, and billing and customer service support. Our suppliers often provide services outside of the United States, which carries associated additional regulatory and legal obligations. We generally rely upon the suppliers to provide contractual assurances and accurate information regarding risks associated with their provision of products or services in accordance with our expectations and standards, and they may fail to do so.
Generally, there are multiple sources for the types of products and services we purchase or use. However, we currently rely on one key supplier for billing services, a limited number of suppliers for voice and data communications transport services, network infrastructure, equipment, handsets, and other devices, and, and payment processing services, among other products and services we rely on. Disruptions with respect to such suppliers, or failure of such suppliers to adequately perform, could have a material adverse on our financial performance.
In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. Our business could be severely disrupted if key suppliers, contractors, service providers, or third-party retailers fail to comply with their contracts or become unable to continue the supply due to patent or other intellectual property infringement actions, or other disruptions. Our business could also be disrupted if we experience delays or service degradation during any transition to a new outsourcing provider or other supplier, or we were required to replace the supplied products or services with those from another source, especially if the replacement became necessary on short notice. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.
Our financial performance will be impaired if we experience high fraud rates related to device financing, credit cards, dealers, or subscriptions.
Our operating costs could increase substantially as a result of fraud, including device financing, customer credit card, subscription or dealer fraud. If our fraud detection strategies and processes are not successful in detecting and controlling fraud, whether directly or by way of the systems, processes, and operations of third parties such as national retailers, dealers and others, the resulting loss of revenue or increased expenses could have a materially adverse impact on our financial condition and results of operations.
Our significant indebtedness could adversely affect our business, financial condition and operating results.
Our ability to make payments on our debt, to repay our existing indebtedness when due, and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future, which is in turn subject to the operational risks described elsewhere in this section. Our debt service obligations could have material adverse effects on our operations and financial results, including by:

•	limiting our ability to borrow money or sell stock to fund our operational, financing or strategic needs;

•	limiting our flexibility in planning for, or reacting to, changes in our business or the communications industry or pursuing growth opportunities;

•	reducing the amount of cash available for other operational or strategic needs; and

•	placing us at a competitive disadvantage to competitors who are less leveraged than we are.
In addition, a substantial portion of our debt, including $5.6 billion in principal amount of the notes we issued to Deutsche Telekom in connection with the business combination between T-Mobile and MetroPCS and borrowings under our $500 million credit facility with Deutsche Telekom, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have and may enter into agreements limiting our exposure to higher interest rates in the future, any such agreements may not offer complete protection from this risk, and any portion not subject to such agreements would have full exposure to higher interest rates. Any of these risks could have a material adverse effect on our business, financial condition, and operating results.
The agreements governing our indebtedness include restrictive covenants that limit our operating flexibility.
The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions, subject in certain cases to customary baskets, exceptions and incurrence-based ratio tests, may limit our ability to engage in some transactions, including the following:

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
These restrictions could limit our ability to react to changes in our operating environment or the economy. Any future indebtedness that we incur may contain similar or more restrictive covenants. Any failure to comply with the restrictions of our debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving our lenders the right to terminate any commitments they had made to provide us with further funds and to require us to repay all amounts then outstanding. Any of these events would have a material adverse effect on our financial position and performance.
Our business and stock price may be adversely affected if our internal controls are not effective.
Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the SEC rules and regulations promulgated thereunder, require companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, each year we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.
We cannot assure you that we will not discover material weaknesses in the future, including material weaknesses resulting from difficulties, errors, delays, or disruptions while we integrate the T-Mobile and MetroPCS businesses. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
We have made significant changes to our corporate structure, strategy, and operations in effort to revitalize the business and effect change in our market position.
Over the last few years, our Company has made significant corporate changes including: new executive leadership and changes in executive leadership responsibilities; new governance structures; call center consolidation; organizational restructuring, and changed methods of funding. Although these are designed to improve company performance, in some cases they insert additional business complexity, and thus are accompanied by associated risks to effective operations. For example, our management and other personnel may devote a substantial amount of time to these new initiatives, and such corporate changes may increase our legal and compliance costs and may make some activities more time-consuming and costly.
We rely on highly-skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture.
We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly-skilled personnel. Achieving this objective may be difficult due to many factors, including fluctuations in economic and industry conditions, competitors' hiring practices, employee tolerance for the significant amount of change within and demands on our company and our industry, and the effectiveness of our compensation programs. If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, we may be unable to meet our business plan and, as a result, our revenue growth and profitability may be materially adversely affected.
Risk related to Legal and Regulatory Matters
We operate throughout the United States, Puerto Rico, and the U.S. Virgin Islands, and as such are subject to regulatory and legislative action by applicable local, state and federal governmental entities, which may increase our costs of providing products or services, or require us to change our business operations, products, or services or subject us to material adverse impacts if we fail to comply with such regulations.
The FCC regulates the licensing, construction, modification, operation, ownership, sale, and interconnection of wireless communications systems, as do some state and local regulatory agencies. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not adopt regulations or take other enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations. We are subject to regulatory action by the FCC and other federal agencies, as well as judicial review and actions, on issues related to the wireless industry that include, but are not limited to: roaming, spectrum allocation and licensing, pole attachments, intercarrier compensation, Universal Service Fund (USF), net neutrality, special access, 911 services, consumer protection including cramming, bill shock, and handset unlocking, network back-up power, consumer privacy, and cybersecurity. We are also subject to regulations in connection with other aspects of our business, including handset financing activities.
In addition, states are increasingly focused on the quality of service and support that wireless carriers provide to their customers and several agencies have proposed or enacted new and potentially burdensome regulations in this area. A number of state Public Utility Commissions and state legislatures have introduced proposals in recent years seeking to regulate carriers' business practices. We also face potential investigations by, and inquiries from or actions by state Public Utility Commissions, and state Attorneys General, including recent renewed interest in regulating third-party billing, or “cramming”. We also cannot assure you that Congress will not amend the Communications Act, from which the FCC obtains its authority and which serves to limit state authority, or enact other legislation in a manner that could be adverse to our business. Enactment of additional state or federal regulations may increase our costs of providing services (including, through universal service programs, requiring us to subsidize wireline competitors) or require us to change our services. Failure to comply with applicable regulations could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable outcomes of legal proceedings may adversely affect our business and financial condition.
We are regularly involved in a number of legal proceedings before various state and federal courts, the FCC, and state and local regulatory agencies. Such legal proceedings can be complex, costly, and highly disruptive to business operations by diverting the attention and energies of management and other key personnel. The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The outcome of litigation or other legal proceedings, including amounts ultimately received or paid upon settlement, may differ materially from amounts accrued in the financial statements. In addition, litigation or similar proceedings could impose restraints on our current or future manner of doing business. Such potential outcomes including judgments, awards, settlements or orders could have a material adverse effect on our business, financial condition, operating results, or ability to do business.
We may be unable to protect our intellectual property.
We rely on a combination of patent, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary rights. Moreover, others may independently develop processes and technologies that are competitive to ours. We cannot be sure that any legal actions against such infringers will be successful, even when our rights have been infringed. We cannot assure you that our pending or patent applications will be granted or enforceable, or that the rights granted under any patent that may be issued will provide us with any competitive advantages. In addition, we cannot assure you that any trademark or service mark registrations will be issued with respect to pending or future applications or will provide adequate protection of our brands. We do not have insurance coverage for intellectual property losses, and as such, a charge for an anticipated settlement, or an adverse ruling awarding damages, represents unplanned loss events. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
We use equipment, software, technology, and content in the operation of our business, which may subject us to third-party intellectual property claims and we may be adversely affected by litigation involving our suppliers.
We are a defendant in numerous intellectual property lawsuits, including patent infringement lawsuits, which exposes us to the risk of adverse financial impact either by way of significant settlement amounts or damage awards. As we adopt new technologies and new business systems, and provide customers with new products and/or services, we may face additional infringement claims. These claims could require us to cease certain activities or to cease selling relevant products and services. These claims can be time-consuming and costly to defend, and divert management resources. In addition to litigation directly involving our Company, our vendors and suppliers can be threatened with patent litigation and/or subjected to the threat of disruption or blockage of sale, use, or importation of products, posing the risk of supply chain interruption to particular products and associated services exposing us to material adverse operational and financial impacts.
Our business may be impacted by new or changing tax regulations and actions by federal, state or local agencies, or how judicial authorities apply tax laws.
We calculate and remit surcharges, taxes and fees to numerous federal, state and local jurisdictions in connection with the products and services we provide. These fees include federal USF fees and common carrier regulatory fees. In addition, many state and local governments impose various surcharges, taxes and fees on our sales and to our purchases of telecommunications services from various carriers. In many cases, the applicability and method of calculating these surcharges, taxes and fees may be uncertain, and our calculation, assessment and remittance of these amounts may be contested. In the event that we have incorrectly assessed and remitted amounts that were due, we could be subject to fines and penalties, which could materially impact our financial condition. In the event that federal, state and/or local municipalities were to significantly increase taxes and regulatory fees on our services or seek to impose new ones, it could have a material adverse effect on our margins and financial and operational results.
Our wireless licenses are subject to renewal and may be revoked in the event that we violate applicable laws.
Our existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted. Historically, the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. In addition, our licenses are subject to our compliance with the terms set forth in the agreement pertaining to national security among Deutsche Telekom, the Federal Bureau of Investigation, the Department of Justice, the Department of Homeland Security and the Company. If we fail to timely file to renew any wireless license, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. The FCC has pending a rulemaking proceeding to reevaluate, among other things, its wireless license renewal showings and standards and may in this or other proceedings promulgate changes or additional substantial requirements or conditions to its renewal rules, including revising license build out requirements. Accordingly, we cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, results of operations, and financial condition.

Our business could be adversely affected by findings of product liability for health/safety risks from wireless devices and transmission equipment, as well as by changes to regulations/RF emission standards.
We do not manufacture devices or other equipment sold by us, and we depend on our suppliers to provide defect-free and safe equipment. Suppliers are required by applicable law to manufacture their devices to meet certain governmentally imposed safety criteria. However, even if the devices we sell meet the regulatory safety criteria, we could be held liable with the equipment manufacturers and suppliers for any harm caused by products we sell if such products are later found to have design or manufacturing defects. We generally seek to enter into indemnification agreements with the manufacturers who supply us with devices to protect us from losses associated with product liability, but we cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.
Allegations have been made that the use of wireless handsets and wireless transmission equipment, such as cell towers, may be linked to various health concerns, including cancer and brain tumors. Lawsuits have been filed against manufacturers and carriers in the industry claiming damages for alleged health problems arising from the use of wireless handsets. In addition, the FCC recently indicated that it plans to gather additional data regarding wireless handset emissions to update its assessment of this issue. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated. These allegations may lead to changes in regulatory standards. There have also been other allegations regarding wireless technology, including allegations that wireless handset emissions may interfere with various electronic medical devices (including hearing aids and pacemakers), airbags, and anti-lock brakes.
Additionally, there are safety risks associated with the use of wireless devices while operating vehicles or equipment. Concerns over any of these risks and the effect of any legislation, rules or regulations that have been and may be adopted in response to these risks could limit our ability to sell our wireless services.
Related to Ownership of our Common Stock
We are controlled by Deutsche Telekom, whose interests may differ from the interests of our other stockholders.
Deutsche Telekom beneficially owns and possesses voting power over approximately 74% of the fully diluted shares of our common stock. Through its control of the voting power of our common stock and the rights granted to Deutsche Telekom in our certificate of incorporation and the Stockholder's Agreement, Deutsche Telekom controls the election of a majority of our directors and all other matters requiring the approval of our stockholders. By virtue of Deutsche Telekom's voting control, we are a “controlled company”, as defined in the New York Stock Exchange, or NYSE, listing rules, and are not subject to NYSE requirements that would otherwise require us to have a majority of independent directors, a nominating committee composed solely of independent directors, or a compensation committee composed solely of independent directors.
In addition, our certificate of incorporation and the Stockholder's Agreement restrict us from taking certain actions without Deutsche Telekom's prior written consent as long as Deutsche Telekom beneficially owns 30% or more of the outstanding shares of our common stock, including the acquisition of any business, debt or equity interests, operations or assets of any person for consideration in excess of $1 billion, the sale of any of our or our subsidiaries' divisions, businesses, operations or equity interests for consideration in excess of $1 billion, any change in the size of our board of directors, the issuances of equity securities in excess of 10% of our outstanding shares or to repurchase debt held by Deutsche Telekom, the repurchase or redemption of equity securities or the declaration of extraordinary or in-kind dividends or distributions other than on a pro rata basis, or the termination or hiring of our chief executive officer. These restrictions could prevent us from taking actions that our board of directors may otherwise determine are in the best interests of the Company and our stockholders or that may be in the best interests of our other stockholders.
Deutsche Telekom effectively has control over all matters submitted to our stockholders for approval, including the election or removal of directors, changes to our certificate of incorporation, a sale or merger of our company and other transactions requiring stockholder approval under Delaware law. Deutsche Telekom may have strategic, financial, or other interests different from our other stockholders, including as the holder of a substantial amount of our indebtedness, and may make decisions adverse to the interests of our other stockholders.
Deutsche Telekom is subject to a six month lock-up period with respect to its shares of our common stock, after which, subject to limited restrictions, it will be permitted to transfer freely its shares, which could have a negative impact on our stock price.
Deutsche Telekom will be prohibited from transferring any shares of our common stock for six months after the closing of the business combination transaction, which occurred on April 30, 2013. However, following such six month period and subject to certain limitations, Deutsche Telekom will be permitted to transfer its shares of our common stock in non-public sales and following the expiration of an eighteen month lock-up period beginning April 30, 2013, DT will be free to transfer its shares in public sales without notice, as long as such transactions would not result in the transferee owning 30% or more of the outstanding shares of our common stock. (If a transfer would exceed the 30% threshold, it is prohibited unless the transferee makes a binding offer to purchase all of the other outstanding shares on the same price and terms.) The sale of shares of our common stock by Deutsche Telekom (other than in transactions involving the purchase of all of our outstanding shares) could significantly increase the number of shares available in the market, which could cause a decrease in our stock price. In addition, even if Deutsche Telekom does not sell a large number of its shares into the market, its right to transfer a large number of shares into the market may depress our stock price.
Our stock price may be volatile, and may fluctuate based upon factors that have little or nothing to do with our business, financial condition, and operating results.
The trading prices of the securities of communications companies historically have been highly volatile, and the trading price of our common stock may be subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:

•
our or our competitors' actual or anticipated operating and financial results; introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors;

•	analyst projections, predictions and forecasts, analyst target prices for our securities and changes in, or our failure to meet, securities analysts' expectations;

•	Deutsche Telekom's financial performance, results of operation, or actions implied or taken by Deutsche Telekom;

•	entry of new competitors into our markets or perceptions of increased price competition, including a price war;

•	our performance, including subscriber growth, and our financial and operational metric performance;

•	market perceptions relating to our services, network, handsets and deployment of our 4G LTE platform and our access to iconic handsets, services, applications or content;

•	market perceptions of the wireless communications industry and valuation models for us and the industry;

•	changes in our credit rating or future prospects;

•	the availability or perceived availability of additional capital in general and our access to such capital;

•	actual or anticipated consolidation, or other strategic mergers or acquisition activities involving us or our competitors;

•	disruptions of our operations or service providers or other vendors necessary to our network operations; the general state of the U.S. and world economies; and

•	availability of additional spectrum, whether by the announcement, commencement, bidding and closing of auctions for new spectrum or the acquisition of companies that own spectrum.
In addition, the stock market has been volatile in the recent past and has experienced significant price and volume fluctuations, which may continue for the foreseeable future. This volatility has had a significant impact on the trading price of securities issued by many companies, including companies in the communications industry. These changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business, financial condition and operating results.
Our stockholder rights plan could prevent a change in control of our Company in instances in which some stockholders may believe a change in control is in their best interests.
We have a stockholder rights plan (the “Rights Plan”) in effect. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire our Company on terms that our board of directors does not believe are in our and our stockholders' best interest. The Rights Plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire the Company and to provide our board of directors with adequate time to evaluate unsolicited offers. The Rights Plan may prevent or make takeovers or unsolicited corporate transactions with respect to our Company more difficult, even if stockholders may consider such transactions favorable, possibly including transactions in which stockholders might otherwise receive a premium for their shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 7, 2013, the 2013 Omnibus Incentive Plan and performance-vesting restricted stock unit awards granted to executive officers were amended to provide for vesting in connection with a change in control at the greater of actual performance or target, rather than at target as previously provided. These amendments are reflected in Exhibits 10.20, 10.24 and 10.25, respectively, to this Form 10-Q.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1	Amendment No. 1 to the Business Combination Agreement by and among Deutsche Telekom AG, T-Mobile USA, Inc., T-Mobile Global Zwischenholding GmbH, T-Mobile Global Holding GmbH and MetroPCS Communications, Inc., dated April 14, 2013.	8-K	4/15/2013	2.1
3.1	Fourth Amended and Restated Certificate of Incorporation.	8-K	5/2/2013	3.1
3.2	Fifth Amended and Restated Bylaws.	8-K	5/2/2013	3.2
4.1	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.2	First Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.2
4.3	Second Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.3
4.4	Third Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.4
4.5	Fourth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.5
4.6	Fifth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.6
4.7	Sixth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.7
4.8	Seventh Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.8
4.9	Eighth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.9
4.10	Ninth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.11	Tenth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.11
4.12	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.13	Noteholder Agreement dated as of April 28, 2013, by and between Deutsche Telekom AG and T-Mobile USA, Inc.	8-K	5/2/2013	4.13
4.14	Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., as Borrower, Deutsche Telekom AG, as Lender, the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	5/2/2013	4.14
4.15	Seventh Supplemental Indenture, dated as of May 1, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee.	8-K	5/2/2013	4.15
4.16	Fourth Supplemental Indenture, dated as of May 1, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.16
4.17	Third Supplemental Indenture, dated as of April 29, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X
4.18	Twelfth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X
4.19	Eighth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee.				X
4.20	Fifth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.				X
10.2	Amendment No. 1, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.				X
10.3	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.				X
10.4
MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.
					X
10.5
First Amendment to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.
					X
10.6
Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.
					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.7
First Amendment to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.
					X
10.8
Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.
					X
10.9	Stockholder’s Agreement dated as of April 30, 2013 by and between MetroPCS Communications, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.1
10.10	Waiver of Required Approval Under Section 3.6(a) of the Stockholder's Agreement, dated August 7, 2013, between T-Mobile US, Inc. and Deutsche Telekom AG.				X
10.11	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2
10.12‡	Employment Agreement of J. Braxton Carter dated as of January 25, 2013.	8-K	5/2/2013	10.3
10.13‡	Employment Agreement of Thomas C. Keys dated as of January 25, 2013.	8-K	5/2/2013	10.4
10.14‡	Employment Agreement of Dennis T. Currier dated as of April 30, 2013.	8-K	5/2/2013	10.5
10.15‡	Form of Indemnification Agreement.	8-K	5/2/2013	10.6
10.16‡	Company’s Director Compensation Program dated as of May 1, 2013.	8-K	5/2/2013	10.7
10.17‡	Employment Agreement of John J. Legere dated as of September 22, 2012.				X
10.18‡	T-Mobile USA, Inc. Executive Deferred Compensation Plan.				X
10.19‡	T-Mobile USA, Inc. 2003 Executive Continuity Bonus Plan.				X
10.20‡	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).				X
10.21‡	T-Mobile USA, Inc. 2011 Long-Term Incentive Plan.				X
10.22‡	T-Mobile USA, Inc. 2013 Annual Corporate Bonus Plan.				X
10.23‡	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2
10.24‡	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.				X
10.25‡	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
*    Furnished herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

August 8, 2013	/s/ J. Braxton Carter
J. Braxton Carter Executive Vice President and Chief Financial Officer (Duly Authorized Officer)