Form 10-K
period 2013-12-31
T-Mobile US, Inc.
filed 2014-02-25
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number: 1-33409
T-MOBILE US, INC.

DELAWARE	20-0836269
(State of incorporation)	(I.R.S. Employer Identification No.)

12920 SE 38th Street, Bellevue, Washington	98006-1350
(Address of principal executive offices)	(Zip Code)

(425) 378-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.00001 par value per share	NYSE

Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☒                        Accelerated filer        ☐
Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4.3 billion based on the closing sale price as reported on the NYSE. As of January 31, 2014, there were 802,454,478 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders, which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

T-Mobile US, Inc.
Form 10-K
For the Year Ended December 31, 2013

PART I.

Cautionary Statement Regarding Forward-Looking Statements

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

Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse conditions in the U.S. and international economies or disruptions to the credit and financial markets;

•	competition in the wireless services market;

•	the ability to complete and realize expected synergies and other benefits of acquisitions;

•	the inability to implement our business strategies or ability to fund our wireless operations, including payment for additional spectrum, network upgrades, and technological advancements;

•	the ability to renew our spectrum licenses on attractive terms or acquire new spectrum licenses;

•	the ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum licenses at reasonable costs and terms;

•	material changes in available technology;

•	the timing, scope and financial impact of our deployment of 4G Long-Term Evolution (“LTE”) technology;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of network or information technology security, natural disasters or terrorist attacks or existing or future litigation and any resulting financial impact not covered by insurance;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks;

•	any disruption of our key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor negotiations or additional organizing activity, and any resulting financial and/or operational impact;

•
changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (“SEC”), may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and,

•	changes in tax laws, regulations and existing standards and the resolution of disputes with any taxing jurisdictions.
Additional information concerning these and other risk factors is contained in the Risk Factors included in Part I, Item 1A of this Form 10-K.
You should carefully read and consider the cautionary statements contained or referred to in this section in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf, and all future written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Item 1. Business

Business Overview

In this Annual Report on Form 10-K (“Form 10-K” or “Report”), unless the context indicates otherwise, references to “T-Mobile”, “T-Mobile US”, “our Company”, “the Company”, “we”, “our”, and “us” refer to T-Mobile US, Inc., a Delaware corporation, and its wholly-owned subsidiaries. T-Mobile US, Inc. was originally incorporated as MetroPCS Communications, Inc. (“MetroPCS”) in the State of Delaware in 2004. In connection with the business combination, described below, our name was changed to “T-Mobile US, Inc.” on April 30, 2013. Our principal operating subsidiary, T-Mobile USA, Inc. (“T-Mobile USA”) was formed in 1994 as VoiceStream Wireless PCS (“VoiceStream”), a subsidiary of Western Wireless Corporation (“Western Wireless”). VoiceStream was spun off from Western Wireless in May 1999, acquired by Deutsche Telekom AG (“Deutsche Telekom”) on May 31, 2001 and renamed T-Mobile USA, Inc. in July 2002.

T-Mobile is a national provider of mobile communications services with a network covering more than 280 million people throughout the United States. Our objective is to be the simple choice for a better mobile life across all of our brands, including

T-Mobile, MetroPCS, and GoSmart. Our intent is to bring this proposition to life across our customer base of retail, wholesale and business (“B2B”) customers through our owned and operated retail stores, third party distributors, as well as through our websites (www.T-Mobile.com and www.MetroPCS.com). The information on our websites is not part of this Form 10-K.

We generate revenue by offering affordable postpaid and prepaid wireless voice, messaging and data services, and wholesale wireless services. As of December 31, 2013, we provided service to approximately 47 million customers through our nationwide network. We also generate revenues by offering a wide selection of wireless handsets and accessories, including smartphones, wireless-enabled computers such as notebooks and tablets, and data cards, which are manufactured by various suppliers. Our most significant expenses are related to expanding and providing network services, acquiring and retaining customers, and compensating employees.

Business Combination with MetroPCS

T-Mobile US, Inc. was formed through the business combination between T-Mobile USA and MetroPCS (“business combination”), which closed on April 30, 2013. Under the terms of the business combination with MetroPCS, Deutsche Telekom, the parent of T-Mobile USA, received shares of common stock of the combined company in exchange for its transfer of all of T-Mobile USA’s common stock. The business combination aimed to provide us with expanded scale, spectrum, and financial resources to compete aggressively with other, larger U.S. wireless carriers. The business combination was accounted for as a reverse acquisition with T-Mobile USA as the accounting acquirer. Accordingly, T-Mobile USA’s historical financial statements became the historical financial statements of the combined company. See Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information regarding the business combination.

Business Strategy

We continue to aggressively pursue our Un-carrier strategy, which includes the following elements:

Un-carrier Value Proposition

We are a leading value-oriented postpaid and prepaid wireless carrier in the United States. We are the fourth largest provider of postpaid service plans and the third largest provider of prepaid service plans as measured by subscribers. In 2013, we introduced the Un-carrier strategy to address consumer pain points and frustration with the unnecessary cost and complexity of wireless service. We believe Un-carrier phases 1.0 through 3.0 have been successful, as evidenced by our strong customer growth momentum since the launch of our Un-carrier strategy in March 2013.

In March 2013, with the launch of phase 1.0 of our Un-carrier value proposition, we introduced Simple Choice plans, which eliminated annual service contracts and provided customers with affordable rate plans without the complexity of caps and overage charges. Customers on Simple Choice plans can purchase the most popular smartphones and if qualified, pay for them with a low out-of-pocket payment and 24 affordable interest-free monthly installments. The continued modernization of the network and introduction of the Apple® iPhone® in the second quarter of 2013 further repositioned T-Mobile as a provider of dependable high-speed service with a full range of desirable handsets and devices.

In July 2013, we announced Just Upgrade My Phone (“JUMP!™”) as phase 2.0 of our Un-carrier value proposition, which allows participating customers to upgrade their eligible handset.

In October 2013, we unveiled phase 3.0 of our Un-carrier value proposition, which provides our Simple Choice customers reduced United States to international calling rates and roaming fees, and data roaming while traveling abroad in over 100 countries at no extra cost. In November 2013, we began to offer the Apple iPad® Air and iPad mini with Retina display. In addition, every T-Mobile tablet user can receive up to 200 MB of free 4G LTE data every month for as long as they own their tablet and use it on our network, even if they are not yet a T-Mobile mobile internet customer.

In January 2014, we launched phase 4.0 of our Un-carrier value proposition, which eliminated one of the last remaining obstacles for customers wanting to switch from other carriers to T-Mobile by offering to reimburse early termination fees when they switch from other carriers and trade in their eligible devices.

Network Modernization and Customer Experience

We are currently in the process of rapidly upgrading our network to nationwide 4G LTE services. In October 2013, we announced we exceeded our 2013 targets for 4G LTE network coverage by delivering 4G LTE to more than 200 million people in 254 metropolitan areas. In addition, we deployed 10x10 MHz 4G LTE in 24 of the top 25 metropolitan areas in 2013. We expect to deploy at least 20x20 MHz 4G LTE in approximately 90% of the top 25 metropolitan areas in 2014 and beyond. Additionally, the migration of MetroPCS brand legacy Code Division Multiple Access (“CDMA”) customers onto T-Mobile’s 4G High Speed Packet Access Plus (“HSPA+”) and LTE network is ahead of schedule, providing faster network performance for MetroPCS customers with compatible handsets. We have continued our expansion of the MetroPCS brand into new geographic markets with the launch of more than 1,700 distribution points in 30 new markets by the end of 2013.

As of December 31, 2013, we held licenses for wireless spectrum suitable for wireless broadband mobile services, including both HSPA+ and 4G LTE. As of December 31, 2013, we had an average of approximately 74 MHz of spectrum in the top 100 major metropolitan areas and an average of approximately 77 MHz of spectrum in the top 25 major metropolitan areas. In January 2014, we entered into agreements with Verizon Communications, Inc. (“Verizon”) to acquire 700 MHz A-Block spectrum licenses covering approximately 150 million people, which will provide upon closing (together with the A-Block spectrum licenses we already own for Boston) T-Mobile with important low-band spectrum in 9 of the top 10 and 21 of the top 30 markets across the United States.

Multi-brand Focus

We plan to continue to operate in multiple brands to accelerate growth. Further, the addition of the MetroPCS and GoSmart brands to T-Mobile’s portfolio increased our ability to serve the full breadth of the wireless market. During 2013, we accelerated the growth of the MetroPCS brand by expanding into new geographic regions and expect to continue this growth into new regions in 2014. In the fourth quarter of 2013, we expanded the Simple Choice plans to include our prepaid and B2B customers, which allow these customers to enjoy the benefits of the Simple Choice plans. Additionally, we expect continued expansion of our wholesale business through Mobile Virtual Network Operators (“MVNO”) and other wholesale relationships.

Aligned Cost Structure

We continue to pursue a low-cost business operating model to drive cost savings, which can then be reinvested in the business. These cost-reduction programs are on-going as we continue to simplify our business and drive operational efficiencies and cost savings in areas such as network optimization, customer roaming, customer service and improved customer collection rates. A portion of these savings have been, and will continue to be, reinvested into growth of our business.

Services and Products

T-Mobile provides wireless communication services nationwide through a variety of service plan options. These include our Value and Simple Choice plans, which allow customers to subscribe for wireless services separately from, or without purchase of or upfront payment for, a handset. We offer services, handsets, tablets and accessories directly to consumers through our owned and operated retail stores, as well as through our websites. In addition, we sell handsets, tablets and accessories to dealers and other third party distributors for resale through independent third-party retail outlets and a variety of third-party websites.

We introduced our Simple Choice plans as part of phase 1.0 of our Un-carrier value proposition in March 2013. Simple Choice plans eliminated annual service contracts and simplified the lineup of consumer rate plans to one affordable plan for unlimited talk, text and web service with the option to add data services. Depending on their credit profile, customers are qualified either for postpaid service, where they generally pay after incurring monthly service, or prepaid service, where they generally pay in advance.

Customers on our Simple Choice, or similar plans, benefit from reduced monthly service charges and can choose whether to use their own compatible handset on our network or purchase a handset from us or one of our dealers. Our Value and Simple Choice plans result in increased equipment revenue for each handset sold compared to traditional bundled price plans that typically offer a significant handset discount but involve higher monthly service charges.

Depending on their credit profile, qualifying customers who purchase a handset from us have the option of financing a portion of the purchase price at the time of sale over an installment period using our Equipment Installment Plan (“EIP”). In July 2013, we launched phase 2.0 of our Un-carrier value proposition, JUMP!, under which qualifying customers who finance their initial handset purchase with an EIP and enroll in JUMP! can upgrade their handset. Customers who participate in JUMP! receive a credit for their outstanding EIP balance provided they trade in an eligible used handset at the time of upgrade and purchase a new handset from T-Mobile.

Service Areas

We provide wireless voice, text and data services nationwide, with a network covering all major metropolitan areas and approximately 280 million people in the United States, excluding roaming coverage.

Upon completion of the migration of the MetroPCS customer base, we expect to have approximately 55,000 equivalent cell sites, including macro sites and certain distributed antenna system (“DAS”) network nodes retained from the MetroPCS network. As part of the business combination, we are in the process of decommissioning redundant cell sites and the MetroPCS CDMA network, while also integrating select MetroPCS assets, primarily DAS nodes, in certain metropolitan areas into the overall network.

In October 2013, we purchased 10 MHz of Advanced Wireless Services (“AWS”) spectrum from United States Cellular Corporation (“U.S. Cellular”) for $308 million in cash. The spectrum covers a total of 32 million people in 29 markets. Through spectrum transfers and purchases, including a pending acquisition of 700 MHz A-Block spectrum from Verizon, we expect to further enhance our portfolio of nationwide broadband spectrum and enable the expansion of LTE coverage to new markets.

Distribution

As of December 31, 2013, we had approximately 70,000 total points of distribution, including approximately 8,000 T-Mobile and MetroPCS branded locations and 62,000 third-party and national retailer locations, as well as distribution through our websites. Our distribution density in major metropolitan areas provides customers with the convenience of having retail and service locations close to where they live and work.

Customers

T-Mobile generates revenue from three primary categories of customers: branded postpaid, branded prepaid and wholesale. Branded postpaid customers generally include customers that are qualified to pay after incurring service and branded prepaid customers generally include customers who pay in advance. We generate the majority of our service revenues by providing wireless communication services to branded postpaid customers. Therefore, our ability to acquire and retain branded postpaid customers is significant to our business, including the generation of service revenues, equipment sales and other revenues. Our branded prepaid customers include customers of the T-Mobile, MetroPCS and GoSmart brands. Wholesale customers include Machine-to-Machine (“M2M”) customers and MVNO customers that operate on the T-Mobile network, but are managed by wholesale partners.

During the twelve months ended December 31, 2013, 69% of our service revenues were generated by providing wireless communication services to branded postpaid customers, compared to 26% from branded prepaid customers, and 5% from wholesale customers, roaming and other services.

Competition

The wireless telecommunications industry is expected to remain highly competitive and we face substantial competition. Our competitors include larger national carriers, such as AT&T Inc. (“AT&T”), Verizon and Sprint Corporation (“Sprint”), which offer predominantly contract-based service plans; and numerous smaller regional carriers and MVNOs, such as TracFone Wireless, Inc., many of which offer no-contract, prepaid service plans. AT&T and Verizon are significantly larger than us and may enjoy greater resources and scale advantages as compared to us. SoftBank Corp recently acquired a majority of the equity of Sprint and has announced plans to increase capital spending on network modernization and expansion. Other competitors, including new entrants and companies using alternative business models may also compete effectively.

Employees

As of December 31, 2013, we employed approximately 40,000 full-time and part-time employees. As of that date, less than 20 employees were covered by a collective bargaining agreement.

Regulation

Pursuant to its authority under the Communications Act of 1934, as amended (“Communications Act”), the Federal Communications Commission (“FCC”) regulates many key aspects of our business, including licensing, construction, the operation and use of our network, modifications of our network, control and ownership of our business, the sale of certain business assets, domestic roaming arrangements and interconnection agreements. The FCC has a number of complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911 and E-911 services, porting telephone numbers, interconnection, roaming, internet openness, and the universal service and Lifeline programs. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition, or results of operations. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC issues each license for a fixed period of time, typically 10 years in the case of cellular, personal communications services (“PCS”) and point-to-point microwave licenses. AWS licenses have an initial term of 15 years, with successive 10-year terms thereafter. While the FCC has generally renewed licenses given to operating companies like us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Furthermore, we could be subject to fines, forfeitures and other penalties (including, in extreme cases, revocation of our licenses) for failure to comply with FCC regulations, even if any such non-compliance was unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations and financial condition.

Additionally, Congress’ and the FCC’s allocation of additional spectrum for broadband commercial mobile radio service (“CMRS”), which includes cellular and personal communication services and specialized mobile radio, could significantly increase competition. We cannot assess the impact that any developments that may occur in the U.S. economy or any future spectrum allocations by the FCC may have on license values. FCC spectrum auctions and other market developments may adversely affect the market value of our licenses in the future. A significant decline in the value of our licenses could adversely affect the carrying value of our licenses on our balance sheet and our results of operations and financial condition. In addition, the FCC periodically reviews its policies on how to evaluate a carrier’s spectrum holdings in the context of transactions and auctions. A change in these policies could affect spectrum resources and competition among us and other carriers.

Congress and the FCC have imposed limitations on foreign ownership of CMRS licensees that exceeds 20% direct ownership or 25% indirect ownership. The FCC has ruled that higher levels of indirect foreign ownership, even up to 100%, are presumptively consistent with the public interest albeit subject to review. Consistent with that established policy, the FCC has issued a declaratory ruling authorizing up to 100% ownership of our company by Deutsche Telekom. This declaratory ruling, and our licenses, are conditioned on Deutsche Telekom’s and the Company’s compliance with a network security agreement with the Department of Justice, the Federal Bureau of Investigation and the Department of Homeland Security. Failure to comply with the terms of this agreement could result in fines, injunctions and other penalties, including potentially revocation of our spectrum licenses. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations and financial condition.

While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, certain state and local governments regulate other terms and conditions of wireless service, including billing, termination of service arrangements and the imposition of early termination fees, advertising, network outages, the use of handsets while driving, zoning and land use. Further, the FCC and the Federal Aviation Administration regulate the siting, lighting and construction of transmitter towers and antennae. Tower siting and construction are also subject to state and local zoning, as well as federal statutes regarding environmental and historic preservation. The future costs to comply with all relevant regulations are to some extent unknown and regulations could result in higher operating expenses in the future.

Executive Officers of the Registrant

Name	Age	Position
John J. Legere	55	President, Chief Executive Officer
James (Jim) C. Alling	53	Executive Vice President and Chief Operating Officer T-Mobile Business
David R. Carey	60	Executive Vice President, Corporate Services
J. Braxton Carter	55	Executive Vice President and Chief Financial Officer
Peter A. Ewens	51	Executive Vice President, Corporate Strategy
Alexander Andrew (Drew) Kelton	55	Executive Vice President, Business-to-Business (“B2B”)
Thomas C. Keys	55	Executive Vice President and Chief Operating Officer, MetroPCS Business
Gary A. King	56	Executive Vice President, Chief Information Officer
David A. Miller	53	Executive Vice President, General Counsel and Secretary
Larry L. Myers	59	Executive Vice President, Human Resources
Neville R. Ray	51	Executive Vice President and Chief Technology Officer
G. Michael (Mike) Sievert	44	Executive Vice President and Chief Marketing Officer

John J. Legere, age 55, has served as a member of our Board of Directors since April 30, 2013 and is a member of the Executive Committee of the board. Mr. Legere joined T-Mobile in September 2012 as President and Chief Executive Officer and became our President and Chief Executive Officer on April 30, 2013 upon the consummation of the business combination. Mr. Legere has over 32 years’ experience in the U.S. and global telecommunications and technology industries. Prior to joining T-Mobile, Mr. Legere served as Chief Executive Officer of Global Crossing Limited, a telecommunications company, from October 2001 to October 2011. Before joining Global Crossing, he served as Chief Executive Officer of Asia Global Crossing; as president of Dell Computer Corporation’s operations in Europe, the Middle East, and Africa; as president Asia-Pacific for Dell; as president of AT&T Asia Pacific; as head of AT&T’s outsourcing program and as head of AT&T global strategy and business development. Mr. Legere serves on the CTIA Board of Directors. Mr. Legere received a Bachelor’s degree in Business Administration from the University of Massachusetts, a Master of Science degree as an Alfred P. Sloan Fellow at the Massachusetts Institute of Technology, and a Master of Business Administration degree from Fairleigh Dickinson University, and he completed Harvard Business School’s Program for Management Development (“PMD”).

James (Jim) C. Alling, age 53, serves as our Executive Vice President and Chief Operating Officer, T-Mobile Business. In this role, Mr. Alling is in charge of customer-facing activities for a subscription base of over 30 million users. Mr. Alling has also served as the Chief Operating Officer of T-Mobile USA since August 2009. Before joining T-Mobile USA, Mr. Alling worked as a President of Starbucks Coffee Company, a global coffee company and coffeehouse chain, for eleven years, until July 2008. Mr. Alling began his career in 1985 at Nestle S.A., where he held various senior management positions in the packaged goods marketing sector before eventually becoming a VP/General Manager for Nestle USA. Mr. Alling received a Bachelor of Arts degree from DePauw University in Greencastle, Indiana with a double major in Economics and Spanish; he then obtained a Master of International Management degree from the Thunderbird School of International Management.

David R. Carey, age 60, serves as our Executive Vice President, Corporate Services, responsible for leading the Enterprise Program Office, Corporate Communications, Corporate Real Estate, Corporate Responsibility and the CEO Staff. Mr. Carey has also served in the same role with T-Mobile USA since March 2013. Before joining T-Mobile USA, from October 2011 to March 2013, Mr. Carey served as the CEO and Founder of TeleScope Advisors, LLC, an advisory firm specializing in telecommunications. Mr. Carey served as Executive Vice President at Global Crossing Limited, a telecommunications company, from September 1999 to October 2011. Mr. Carey’s career spans 35 years in the telecom and energy services industries. His experience in telecom includes leadership positions at AT&T, LG&E Energy, Frontier Communications and Global Crossing. He currently serves on the advisory board of Hewlett-Packard Corporation. Mr. Carey holds a Master of Science in Management Science from the Massachusetts Institute of Technology, where he was appointed to a Sloan Fellowship, and received his Bachelor of Science degree at Clarkson University.

J. Braxton Carter, age 55, serves as our Executive Vice President and Chief Financial Officer, and is responsible for leading the financial functions of the Company. Mr. Carter served as MetroPCS’s Chief Financial Officer from February 2008 until the consummation of the business combination. Mr. Carter also served as MetroPCS’s Vice Chairman from May 2011 until the consummation of the business combination. From March 2005 to February 2008, he was Senior Vice President and Chief Financial Officer and from February 2001 to March 2005 he was Vice President, Corporate Operations of MetroPCS. Mr. Carter also has extensive senior management experience in the retail industry and spent ten years in public accounting. Mr. Carter is a certified public accountant. Mr. Carter presently serves on the Board of Directors of, and as Chairman of the Audit Committee of, e-Rewards, Inc., and serves on the Board of Advisors of Amdocs Limited. Mr. Carter received a Bachelor of Science degree from The University of Colorado with a major in accounting.

Peter A. Ewens, age 51, serves as our Executive Vice President, Corporate Strategy. He leads the Company’s corporate strategy, business development and M&A activities, which include spectrum strategy and acquisitions, co-brand partnerships, and T-Mobile’s participation as a founding partner in the Isis mobile commerce joint venture with AT&T and Verizon Wireless. Mr. Ewens has also served as Executive Vice President and Chief Strategy Officer of T-Mobile USA since July 2010. From April 2008 until July 2010, Mr. Ewens was Senior Vice President, Corporate Strategy at T-Mobile USA. Before joining T-Mobile USA, Mr. Ewens was Vice President of OEM Business at Sun Microsystems, a computer software and information technology services company, from June 2006 through March 2008. Before that, Mr. Ewens was a partner at McKinsey & Company, a global management consulting firm. Mr. Ewens received a Master of Science in Management from the Sloan School at Massachusetts Institute of Technology, and Master’s and Bachelor’s degrees in Electrical Engineering from the University of Toronto.

Alexander Andrew (Drew) Kelton, age 55, serves as our Executive Vice President, Business-to-Business (“B2B”), responsible for leading the B2B organization, helping to redefine the B2B wireless experience for our business customers, and growing market share in this important segment. Mr. Kelton has also served as T-Mobile USA’s Executive Vice President of B2B since April 2013. Previously, Mr. Kelton served as President of Bharti Airtel Business, a leading Indian global telecommunications company, from June 2010 to April 2013. Before that, he served as the Managing Director for Telstra Corporation Limited, an Australian telecommunications and media company, responsible for international operations, from May 2002 to June 2010. Previously, Mr. Kelton held executive posts with Asia Global Crossing Limited, a telecommunications company, and Saturn Global Network Services Holdings Limited, an international provider of end-to-end managed voice and data services. Mr. Kelton has also held a variety of international sales, marketing, product and engineering roles with Timeplex, LLC, a provider of networking systems and support services, and The Plessey Co. plc., a British-based international electronics, defense and telecommunications company. Mr. Kelton serves on the Board of Directors of Mobile Active (Australia), a mobile advertising, design and development company, and the Board of Directors of Limas StockWatch (Indonesia), a financial services information company. Mr. Kelton received a Bachelor of Science degree in electronics and electrical engineering from the University of Western Scotland.

Thomas C. Keys, age 55, serves as our Executive Vice President and Chief Operating Officer MetroPCS Business, responsible for leading the operations of the MetroPCS business unit including all customer-facing activities related to the MetroPCS brands. Mr. Keys served as MetroPCS’s President from May 2011 until the consummation of the business combination, and as Chief Operating Officer since June 2007. Mr. Keys also served as MetroPCS’s President from June 2007 to December 2007, Senior Vice President, Market Operations, West, from January 2007 until June 2007, and as Vice President and General Manager, Dallas, from April 2005 until January 2007. Mr. Keys received a Bachelor of Arts degree from State University of New York at Oswego, and a Master of Arts from Syracuse University.

Gary A. King, age 56, serves as our Executive Vice President, Chief Information Officer, and is responsible for managing the development of information technology systems. Prior to joining T-Mobile, Mr. King served as Executive Vice President and Chief Information Officer of Chico’s FAS, Inc. from October 2004 to April 2013. Previously, he was the Chief Information officer of Barnes & Noble Inc. from May 2002 to October 2004 and also served as its Vice President. Prior to that, Mr. King served as Executive Vice President-Operations of Barnesandnoble.com since December 31, 2001 and its Chief Technology Officer from January 1999 to May 2002. Prior to that, he spent ten years from 1988 to 1999 with Avon Products, Inc., and served as its Vice President, Global Information Technology from 1996 to 1999. He also held various systems management positions with Unisys Corporation and Borroughs Corporation from 1982 to 1987. Mr. King serves on the Advisory Boards of Center for Supply Chain Management at the University of Florida, Trident Capital and Pivotlink. Mr. King received a Bachelor of Science degree from the University of Florida with a major in computer science.

David A. Miller, age 53, serves as our Executive Vice President, General Counsel and Secretary. Mr. Miller oversees all legal affairs and government affairs functions of the Company. Mr. Miller has also served as T-Mobile USA’s Chief Legal Officer, Executive Vice President, General Counsel and Secretary. Mr. Miller was appointed Senior Vice President and General Counsel of T-Mobile USA in April 2002 and Executive Vice President in January 2011. Previously, Mr. Miller served as Director of Legal Affairs for Western Wireless (a predecessor to T-Mobile USA) from March 1995 to May 1999, and he became Vice President of Legal Affairs of VoiceStream Wireless Corporation in May 1999 following its spin-off from Western Wireless. VoiceStream Wireless was acquired by Deutsche Telekom in May 2001, when it became T-Mobile USA. Prior to joining Western Wireless, Mr. Miller was an attorney with the law firm of Lane Powell and began his law career as an attorney with the firm McCutchen, Doyle, Brown and Enersen (now Bingham McCutchen). Mr. Miller serves on the Board of Directors of the Competitive Carriers Association and is a member of its Executive Committee. Mr. Miller received a Bachelor’s degree in Economics from the University of Washington and a Juris Doctor from Harvard Law School.

Larry L. Myers, age 59, serves as our Executive Vice President, Human Resources. Mr. Myers is responsible for leading the human resources function that supports our employees across the country. Mr. Myers has also served as Executive Vice President of Human Resources and Chief People Officer of T-Mobile USA since June 2008. From January 2001 to May 2008, Mr. Myers served as senior vice president of human resources for Washington Group International, a corporation which provided integrated engineering, construction, and management services to businesses and governments around the world. Mr. Myers has more than 35 years of experience in human resources management. Mr. Myers received degrees in sociology and business administration from Idaho State University.

Neville R. Ray, age 51, serves as our Executive Vice President and Chief Technology Officer. Mr. Ray joined T-Mobile USA (then VoiceStream) in April 2000 and since December 2010 has served as its Chief Technology Officer, responsible for the national management and development of the T-Mobile USA wireless network and the company’s IT services and operations. Prior to joining T-Mobile USA, from September 1996 to September 1999, Mr. Ray served as Network Vice President for Pacific Bell Mobile Services. He served as Chairperson of 4G Americas from 2008 through 2013, which promotes and facilitates the seamless deployment throughout the Americas of the 3GPP family of technologies, including HSPA, HSPA+, and LTE. He has also served as a member of the National Telecommunications and Information Administration’s Commerce Spectrum Management Advisory Committee (“CSMAC”) and the Federal Communications Commission’s Communications Security, Reliability and Interoperability Council (“CSRIC”). Mr. Ray is an honors graduate of The City University of London and a member of the Institution of Electrical and Electronic Engineers and the Institution of Civil Engineers.

G. Michael (Mike) Sievert, age 44, serves as our Executive Vice President and Chief Marketing Officer. Mr. Sievert is responsible for strategic development and execution of all marketing, product development, and pricing programs and activities for the Company. Mr. Sievert has also served as Executive Vice President and Chief Marketing Officer of T-Mobile USA since November 2012. Prior to joining T-Mobile USA, Mr. Sievert was an entrepreneur and investor involved with several Seattle-area start-up companies, most recently serving as CEO of Discovery Bay Games, a maker of accessories and add-ons for tablet computers, from April 2012 to November 2012. From April 2009 to June 2011, he was Chief Commercial Officer at Clearwire Corporation, a broadband communications provider, responsible for all customer-facing operations. From February 2008 to January 2009, Mr. Sievert was co-founder and CEO of Switchbox Labs, Inc., a consumer technologies developer, leading up to its sale to Lenovo. He also served from January 2005 to February 2008 as Corporate Vice President of the worldwide Windows group at Microsoft Corporation, responsible for global product management and P&L performance for that unit. Prior to Microsoft, he served as Executive Vice President and Chief Marketing Officer at AT&T Wireless for three years. He also served as Chief Sales and Marketing officer at E*TRADE Financial and began his career with management positions at Procter & Gamble and IBM. He has served on the boards of Rogers Wireless in Canada, Switch & Data Corporation, and a number of technology start-ups. Mr. Sievert received a Bachelor’s degree in Economics from the Wharton School at the University of Pennsylvania.

Available Information

T-Mobile’s Form 10-K and all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at investor.t-mobile.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance guidelines, code of business conduct, code of ethics for senior financial officers and charters for the audit, compensation, nominating and corporate governance and executive committees of our board of directors are also posted on the Investor Relations section of T-Mobile’s website at investor.t-mobile.com. The information on our website is not part of this or any other report T-Mobile files with, or furnishes to, the SEC.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating T-Mobile US. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

Risks Related to Our Business and the Wireless Industry

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
The continued interest in, and aggregation of, spectrum by the largest national carriers may reduce our ability to acquire spectrum from other carriers or otherwise negatively impact our ability to gain access to spectrum through other means. As a result, we may need to acquire spectrum through government auctions and/or enter into spectrum sharing arrangements, which are subject to certain risks and uncertainties. For example, the FCC has encountered resistance to its plans to make additional spectrum available, which has created uncertainty about the timing and availability of spectrum through government auctions.

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

We have multiple wireless competitors in each of our service areas, some of which have greater resources than us. We compete for customers based principally on service/device offerings, price, call quality, data use experience, coverage area, and customer service. In addition, we are facing growing competition from providers offering services using alternative wireless technologies and IP-based networks, as well as traditional wireline networks. To the extent we are unable to compete effectively with these and new competitors, our business and operating results could be adversely affected. We expect market saturation to continue to cause the wireless industry’s customer growth rate to be moderate in comparison with historical growth rates or possibly negative, leading to increased competition for customers. We also expect that our customers’ growing demand for data services will place constraints on our network capacity. Together with the competitive factors we face, these capacity issues will continue to put pressure on pricing and margins as companies compete for potential customers. Our ability to respond will depend on, among other things, continued absolute and relative improvement in network quality and customer services, effective marketing and selling of products and services, attractive pricing, and cost management, all of which will involve significant expenses.

If we are unable to attract and retain wireless subscribers our financial performance will be impaired.
Customer demand for our products and services is impacted by numerous factors including, but not limited to, our service offerings, pricing, network performance, customer perceptions, competitive offers, sales and distribution channels, economic conditions and customer service. Managing these factors, and customers’ expectations of these factors, is essential in attracting and retaining customers.
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
Our reputation and financial condition could be materially adversely affected by system failures, security or data breaches, improper disclosure of personal data, business disruptions, and unauthorized use or interference with our network and other systems.
To be successful, we must provide our customers with reliable, trustworthy service and protect the communications, location, and personal information shared or generated by our customers. We rely upon our systems and networks, and the systems and networks of other providers and suppliers, to provide and support our services and, in some cases, to protect our customers’ and our information. Failure of our or others’ systems, networks and infrastructure may prevent us from providing reliable service, or may allow for the unauthorized access, destruction, use or dissemination of our customers’ or our Company’s information. Examples of these risks include:

•	denial of service and other malicious or abusive attacks by third parties, including cyber-attacks or breaches of network or information technology security;

•	improper disclosure and handling of sensitive data including personally identifiable information by employees or vendors;

•	responding to deceptive communications (phishing for example) or unintentionally executing malicious code;

•	physical damage, power surges or outages, or equipment failure, including those as a result of severe weather, natural disasters, terrorist attacks, and acts of war;

•	theft of customer or proprietary information, including it being offered for sale, or used for competitive (dis)advantage, and/or corporate extortion;

•	unauthorized access to our information technology, billing, customer care and provisioning systems and networks, and those of our suppliers and other providers;

•	supplier failures or delays; and

•	other systems failures or outages.

Such events could cause us to lose customers, lose revenue, incur expenses, suffer reputational and goodwill damages, and subject us to litigation or governmental investigation. Remediation costs could include liability for information loss, repairing infrastructure and systems, and/or costs of incentives offered to customers. Our insurance may not cover, or be adequate to fully reimburse us for, costs and losses associated with such events.

If we are unable to take advantage of technological developments on a timely basis, then we may experience a decline in demand for our services or face challenges in implementing our business strategy.
In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings, and introduce new offerings to address our current and potential customers’ changing demands. For example, we are in the process of transforming and upgrading our network to deploy LTE Release 10 and use multimode integrated radios that can handle Global System for Mobile Communications (“GSM”), HSPA+ and LTE. Modernizing the network is subject to risk from equipment changes, and migration of customers from existing spectrum bands. Scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, subscriber dissatisfaction, and other risks could cause delays in building out the new network, which could result in significant costs, or reduce the anticipated benefits of the upgrades. These risks will be reduced as we progress and ultimately complete our network modernization efforts in 2014. In general, the development of new services in the wireless telecommunications industry will require us to anticipate and respond to the continuously changing demands of our customers, which we may not be able to do accurately or timely. We could experience a material adverse effect on our business, operations, financial position, and operating results if our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated.
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
Renewed market turbulence and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Our services are available to a broad customer base, a significant segment of which may be more vulnerable to weak economic conditions. We may have greater difficulty in gaining new customers within this segment and existing customers may be more likely to terminate service due to an inability to pay. Competing for customers within this segment also puts pressure on our pricing structure and margins. In addition, the instability in the global financial markets has resulted in periodic volatility in the credit, equity, and fixed income markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all.
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
Our success will depend, in large part, on our ability to realize the anticipated benefits, including projected synergies and cost savings, from combining the T-Mobile business with the MetroPCS business. This integration will be complex, time-consuming, require significant capital expenditures, and may divert management’s time and attention from the business. The failure to successfully integrate and manage the challenges presented by the integration process may prevent us from achieving the anticipated benefits of the business combination of T-Mobile and MetroPCS and have a material adverse effect on our business, financial condition and operating results.
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

•	decommissioning the legacy MetroPCS network;

•	integrating existing back office and customer facing information systems, cell sites and network infrastructure, customer service programs, and distributed antenna systems;

•	combining or coordinating product and service offerings, subscriber plans, customer services, and sales and marketing approaches;

•
addressing the effects of the business combination on our business and the previously established relationships between each of T-Mobile and MetroPCS and their employees, customers, suppliers, content providers, distributors, dealers, retailers, regulators, affiliates, joint venture partners, and the communities in which they operated; and

•	difficulties in consolidating and preparing the Company’s financial statements, or having to restate the financial statements of the Company.
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
With the launch of our ‘Simple Choice Plans’, we no longer require consumers to sign annual service contracts to obtain post-paid service, while offering EIP to permit customers to finance handsets which they purchase from us. While we anticipate that we will continue to employ similar “Un-Carrier” tactics as part of our business strategy, our service plans and EIP offerings may not meet our customers’ or potential customers’ needs, expectations, or demands. In addition, with this reduction in long-term service contracts,the vast majority of our customers can discontinue their service at any time without penalty or advance notice to us other than paying off any residual commitment they may have for device financing. We cannot assure you that our strategies to address customer churn will be successful. In addition, we may not be able to profitably replace customers who leave our service or replace them at all. We could experience reduced revenues and increased marketing costs to attract replacement customers if we experience a churn rate higher than we expect, which could reduce our profit margin and profitability. Our operational and financial performance may be adversely affected if we are unable to grow our customer base and achieve the customer penetration levels that we anticipate with this business model.

Certain retail customers have the option to pay for their devices in installments over a period of up to 24 months under our EIP. These EIP offerings subject us to increased risks relating to consumer credit issues, which could result in increases to our bad debt expense and potential write-offs of account balances under the EIP receivables. These arrangements may be particularly sensitive to changes in general economic conditions, as discussed above, and any declines in the credit quality of our customer base could have a material adverse effect on our operating results and financial condition.

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
Generally, there are multiple sources for the types of products and services we purchase or use. However, we currently rely on one key supplier for billing services, a limited number of suppliers for voice and data communications transport services, network infrastructure, equipment, handsets, and other devices, and payment processing services, among other products and services we rely on. Disruptions with respect to such suppliers, or failure of such suppliers to adequately perform, could have a material adverse on our financial performance.
In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. Our business could be severely disrupted if key suppliers, contractors, service providers, or third-party retailers fail to comply with their contracts or become unable to continue the supply due to patent or other intellectual property infringement actions, or other disruptions. Our business could also be disrupted if we experience delays or service degradation during any transition to a new outsourcing provider or other supplier, such as a billing vendor, or we were required to replace the supplied products or services with those from another source, especially if the replacement became necessary on short notice. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.
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
Over the last few years and in connection with the business combination, we have made significant corporate changes including: new executive leadership and changes in executive leadership responsibilities, new governance structures, call center consolidation, organizational restructuring, and changed methods of funding. Although these changes are designed to improve company performance, in some cases they insert additional business complexity, and thus are accompanied by associated risks to effective operations. For example, these new initiatives may divert the attention of our management and other personnel may increase our legal and compliance costs and make some activities more time-consuming and costly.
We rely on highly-skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture.
We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly-skilled personnel. Achieving this objective may be difficult due to many factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, employee tolerance for the significant amount of change within and demands on our company and our industry, and the effectiveness of our compensation programs. If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, we may be unable to meet our business plan and, as a result, our revenue growth and profitability may be materially adversely affected.
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
The FCC regulates the licensing, construction, modification, operation, ownership, sale, and interconnection of wireless communications systems, as do some state and local regulatory agencies. The FCC reviews and in some cases restricts non-U.S. ownership of wireless communications systems. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not adopt regulations or take other enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations. We are subject to regulatory action by the FCC and other federal agencies, as well as judicial review and actions, on issues related to the wireless industry that include, but are not limited to: roaming, network outages, spectrum allocation and licensing, pole attachments, intercarrier compensation, Universal Service Fund (“USF”), net neutrality, special access, 911 services, consumer protection including cramming, bill shock, and handset unlocking, consumer privacy, and cybersecurity.
In addition, states and local governments are increasingly focused on the quality of service and support that wireless carriers provide to their customers, including business practices (such as third-party billing, or “cramming”), and several agencies have proposed or enacted new and potentially burdensome regulations in these areas.

We also cannot assure you that Congress will not amend the Communications Act, from which the FCC obtains its authority and which serves to limit state authority, or enact other legislation in a manner that could be adverse to our business. Enactment of additional state or federal regulations may increase our costs of providing services (including, through contributions to universal service programs, which may require us to subsidize our competitors) or require us to change our services. Failure to comply with applicable regulations could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we could be subject to fines, forfeitures and other penalties (including, in extreme cases, revocation of our licenses) for failure to comply with the FCC or other governmental regulations, even if any such non-compliance was unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations and financial condition.
Unfavorable outcomes of legal proceedings may adversely affect our business and financial condition.
We are regularly involved in a number of legal proceedings before various state and federal courts, the FCC, federal and state and local regulatory agencies. Such legal proceedings, which can include lawsuits and government investigations and inquiries, can be complex, costly, and highly disruptive to business operations by diverting the attention and energies of management and other key personnel. The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The outcome of litigation or other legal proceedings, including amounts ultimately received or paid upon settlement, may differ materially from amounts accrued in the financial statements. In addition, litigation or similar proceedings could impose restraints on our current or future manner of doing business. Such potential outcomes, including judgments, awards, settlements or orders, could have a material adverse effect on our business, financial condition, operating results, or ability to do business.
We may be unable to protect our intellectual property.
We rely on a combination of patent, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary rights. Moreover, others may independently develop processes and technologies that are competitive to ours. We cannot be sure that any legal actions against such infringers will be successful, even when our rights have been infringed. We cannot assure you that our patent applications or patents will be granted or enforceable, or that the rights granted under any patent that may be issued will provide us with any competitive advantages. In addition, we cannot assure you that any trademark or service mark registrations will be issued with respect to pending or future applications or will provide adequate protection of our brands. We do not have insurance coverage for intellectual property losses, and as such, a charge for an anticipated settlement, or an adverse ruling awarding damages, represents unplanned loss events. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
We use equipment, software, technology, and content in the operation of our business, which may subject us to third-party intellectual property claims and we may be adversely affected by litigation involving our suppliers.
We are a defendant in numerous intellectual property lawsuits, including patent infringement lawsuits, which exposes us to the risk of adverse financial impact either by way of significant settlement amounts or damage awards. As we adopt new technologies and new business systems, and provide customers with new products and/or services, we may face additional infringement claims. These claims could require us to cease certain activities or to cease selling relevant products and services. These claims can be time-consuming and costly to defend, and divert management resources. In addition to litigation directly involving our Company, our vendors and suppliers can be threatened with patent litigation and/or subjected to the threat of disruption or blockage of sale, use, or importation of products, posing the risk of supply chain interruption to particular products and associated services and exposing us to material adverse operational and financial impacts.
We increasingly offer products, directly and indirectly, that include highly regulated financial services, which may subject us to additional state and federal regulations. These regulations may increase our compliance costs and failure to comply with such regulations may adversely affect our business.
We currently offer direct financing to our customers through our EIP and indirect financing through an arrangement with a bank. We may in the future offer additional financial services to our customers directly or indirectly through arrangements with banking or other financial institutions. As a result of extending these services to our customers, our regulatory compliance obligations have and may continue to increase. If we fail to comply with the financial services, consumer protection and other regulations that apply to the financial services we offer, we may face the risk of increased consumer complaints and examinations or enforcement actions by federal and state regulatory agencies, as well as regulatory fines, penalties and civil litigation.

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, local or non-U.S. agencies, or how judicial authorities apply tax laws.
We calculate and remit surcharges, taxes and fees to numerous federal, state, local and non-U.S jurisdictions in connection with the products and services we provide. These fees include federal USF fees and common carrier regulatory fees. In addition, many state and local governments impose various surcharges, taxes and fees on our sales and to our purchases of telecommunications services from various carriers. In many cases, the applicability and method of calculating these surcharges, taxes and fees may be uncertain, and our calculation, assessment and remittance of these amounts may be contested. In the event that we have incorrectly assessed and remitted amounts that were due, we could be subject to fines and penalties, which could materially impact our financial condition. In the event that federal, state, local and/or non-U.S. municipalities were to significantly increase taxes and regulatory fees on our services or seek to impose new ones, it could have a material adverse effect on our margins and financial and operational results.
Our wireless licenses are subject to renewal and may be revoked in the event that we violate applicable laws.
Our existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted. Historically, the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. If we fail to timely file to renew any wireless license, or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. In addition, our licenses are subject to our compliance with the terms set forth in the agreement pertaining to national security among Deutsche Telekom, the Federal Bureau of Investigation, the Department of Justice, the Department of Homeland Security and the Company. The failure of Deutsche Telekom or the Company to comply with the terms of this agreement could result in fines, injunctions and other penalties, including potential revocation of our spectrum licenses. The FCC has pending a rulemaking proceeding to reevaluate, among other things, its wireless license renewal showings and standards and may in this or other proceedings promulgate changes or additional substantial requirements or conditions to its renewal rules, including revising license build out requirements. Accordingly, we cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Deutsche Telekom beneficially owns a majority of the outstanding shares of our common stock. Through its control of the voting power of our common stock and the rights granted to Deutsche Telekom in our certificate of incorporation and the Stockholder’s Agreement, Deutsche Telekom controls the election of a majority of our directors and all other matters requiring the approval of our stockholders. By virtue of Deutsche Telekom’s voting control, we are a “controlled company”, as defined in the New York Stock Exchange, or NYSE, listing rules, and are not subject to NYSE requirements that would otherwise require us to have a majority of independent directors, a nominating committee composed solely of independent directors, or a compensation committee composed solely of independent directors.
In addition, our certificate of incorporation and the Stockholder’s Agreement restrict us from taking certain actions without Deutsche Telekom’s prior written consent as long as Deutsche Telekom beneficially owns 30% or more of the outstanding shares of our common stock, including the incurrence of debt (excluding certain permitted debt) if our consolidated ratio of debt to cash flow for the most recently ended four full fiscal quarters for which financial statements are available would exceed 5.25 to 1.0 on a pro forma basis, the acquisition of any business, debt or equity interests, operations or assets of any person for consideration in excess of $1 billion, the sale of any of our or our subsidiaries’ divisions, businesses, operations or equity interests for consideration in excess of $1 billion, any change in the size of our board of directors, the issuances of equity securities in excess of 10% of our outstanding shares or to repurchase debt held by Deutsche Telekom, the repurchase or redemption of equity securities or the declaration of extraordinary or in-kind dividends or distributions other than on a pro rata basis, or the termination or hiring of our chief executive officer. These restrictions could prevent us from taking actions that our board of directors may otherwise determine are in the best interests of the Company and our stockholders or that may be in the best interests of our other stakeholders.
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
Future sales of our common stock, including sales by Deutsche Telekom, could have a negative impact on our stock price.
We cannot predict the effect, if any, that market sales of shares or the availability of shares of our common stock will have on the prevailing trading price of our common stock from time to time. Sales of a substantial number of shares of our common stock could cause our stock price to decline.
Pursuant to the terms of the Stockholder’s Agreement, Deutsche Telekom was prohibited from transferring any shares of our common stock for six months after the closing of the business combination, which occurred on April 30, 2013. This lock-up period expired on October 30, 2013. During an eighteen month lock-up period beginning April 30, 2013, Deutsche Telekom is only permitted to sell its shares of our common stock if approved by our board of directors (including a majority of directors not affiliated with Deutsche Telekom), in transactions in which all of our other stockholders participate on the same basis, or subject to certain limitations (including that resales by any transferee will be subject to the same limitations), in non-public sales. After the expiration of this eighteen month lock-up period, Deutsche Telekom will be free to transfer its shares in public sales without notice, as long as such transactions would not result in the transferee owning 30% or more of the outstanding shares of our common stock. (If a transfer would exceed the 30% threshold, it is prohibited unless the transferee makes a binding offer to purchase all of the other outstanding shares on the same price and terms.) The sale of shares of our common stock by Deutsche Telekom (other than in transactions involving the purchase of all of our outstanding shares) could significantly increase the number of shares available in the market, which could cause a decrease in our stock price. In addition, even if Deutsche Telekom does not sell a large number of its shares into the market, its right to transfer a large number of shares into the market may depress our stock price.
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
The trading prices of the securities of communications companies historically have been highly volatile, and the trading price of our common stock may be subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:

•
our or our competitors’ actual or anticipated operating and financial results; introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors;

•	analyst projections, predictions and forecasts, analyst target prices for our securities and changes in, or our failure to meet, securities analysts’ expectations;

•	Deutsche Telekom’s financial performance, results of operation, or actions implied or taken by Deutsche Telekom;

•	entry of new competitors into our markets or perceptions of increased price competition, including a price war;

•	our performance, including subscriber growth, and our financial and operational metric performance;

•	market perceptions relating to our services, network, handsets and deployment of our 4G LTE platform and our access to iconic handsets, services, applications or content;

•	market perceptions of the wireless communications industry and valuation models for us and the industry;

•	changes in our credit rating or future prospects;

•	the availability or perceived availability of additional capital in general and our access to such capital;

•	actual or anticipated consolidation, or other strategic mergers or acquisition activities involving us or our competitors;

•	disruptions of our operations or service providers or other vendors necessary to our network operations; the general state of the U.S. and world economies; and

•	availability of additional spectrum, whether by the announcement, commencement, bidding and closing of auctions for new spectrum or the acquisition of companies that own spectrum.
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
We have a stockholder rights plan (“Rights Plan”) in effect. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire our Company on terms that our board of directors does not believe are in our and our stockholders’ best interest. The Rights Plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire the Company and to provide our board of directors with adequate time to evaluate unsolicited offers. The Rights Plan may prevent or make takeovers or unsolicited corporate transactions with respect to our Company more difficult, even if stockholders may consider such transactions favorable, possibly including transactions in which stockholders might otherwise receive a premium for their shares.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, we leased approximately 64,000 cell sites, 70 switching centers and 10 data centers, totaling approximately 2.0 million square feet. In addition, we had 17 leased call centers, totaling approximately 1.2 million square feet, and 31 leased warehouses, totaling approximately 580,000 square feet. We also leased approximately 2,400 retail locations, including stores ranging in size from approximately 300 square feet to 11,000 square feet.

We currently lease office space totaling approximately 1.0 million square feet for our corporate headquarters in Bellevue, Washington. We use these offices for engineering and administrative purposes. We also lease space throughout the United States, totaling approximately 1.4 million square feet as of December 31, 2013, for use by our regional offices primarily for administrative, engineering and sales purposes.

Item 3. Legal Proceedings

See Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “TMUS” since May 1, 2013, the first trading day after the closing of the business combination with MetroPCS. As of December 31, 2013, there were 336 registered stockholders of record of our common stock, but we estimate the total number of stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name. For periods prior to the closing of the business combination with MetroPCS, the prices represent the high and low sales prices of our common stock, as reported by the NYSE under the symbol “PCS”, adjusted to reflect the 1-for-2 reverse stock split effected on April 30, 2013, but not adjusted on a per share basis for the aggregate cash payment of $1.5 billion to MetroPCS stockholders in connection with the business combination. See also Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The high and low common stock sales prices per share were as follows:

	High	Low
Year Ended December 31, 2013:
First Quarter	$22.08	$18.28
Second Quarter	25.02	16.01
Third Quarter	26.66	22.74
Fourth Quarter	34.10	24.90
Year Ended December 31, 2012:
First Quarter	$24.34	$15.72
Second Quarter	18.62	11.06
Third Quarter	24.96	12.14
Fourth Quarter	29.02	19.26

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Our unsecured revolving credit facility with Deutsche Telekom and the indentures and supplemental indentures governing our long-term debt, excluding capital leases, contain covenants that, among other things, restrict our ability to declare or pay dividends. We currently intend to retain future earnings, if any, to invest in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:

•	any applicable contractual restrictions limiting our ability to pay dividends;

•	our earnings and cash flows;

•	our capital requirements;

•	our future needs for cash;

•	our financial condition; and

•	other factors our board of directors deems relevant.

Item 6. Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. In connection with the business combination with MetroPCS, the selected financial data prior to May 1, 2013 represents T-Mobile USA’s historical financial data. The data below should be read in conjunction with “Risk Factors” included in Part 1, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 and “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Form 10-K.

Selected Financial Data (in millions, except per share and customer amounts):

As of and for the Year Ended December 31,	2013	2012	2011	2010	2009
Statement of Operations Data
Total service revenues	$19,068	$17,213	$18,481	$18,733	$18,960
Total revenues	24,420	19,719	20,618	21,347	21,531
Operating income (loss)	996	(6,397)	(4,279)	2,705	3,056
Total other expense, net	(945)	(589)	(655)	(526)	(720)
Income tax expense (benefit)	16	350	(216)	822	860
Net income (loss)	35	(7,336)	(4,718)	1,354	1,470
Earnings (loss) per share:
Basic	0.05	(13.70)	(8.81)	2.53	2.75
Diluted	0.05	(13.70)	(8.81)	2.53	2.75
Other Financial Data
Net cash provided by operating activities	$3,545	$3,862	$4,980	$4,905	$5,437
Purchases of property and equipment	(4,025)	(2,901)	(2,729)	(2,819)	(3,687)
Total customers (in thousands)	46,684	33,389	33,185	33,734	33,790
Balance Sheet Data
Cash and cash equivalents	$5,891	$394	$390	$109	$207
Property and equipment, net	15,349	12,807	12,703	13,213	13,192
Spectrum licenses	18,122	14,550	12,814	15,282	15,256
Total assets	49,953	33,622	40,609	46,291	46,774
Total debt, excluding long-term financial obligation	20,189	14,945	15,627	16,293	13,749
Stockholders’ equity	14,245	6,115	15,785	20,492	24,250

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as expressly stated, the financial condition and results of operations discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Overview

The MD&A is intended to provide a reader of our financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements for the three years ended December 31, 2013 included in Part II, Item 8 of this Form 10-K. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. T-Mobile’s MD&A is presented in the following sections:

•	Financial Highlights

•	Other Highlights

•	Results of Operations

•	Performance Measures

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Arrangements

•	Related Party Transactions

•	Restructuring Costs

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Standards

Financial Highlights

•	Total revenues increased 24% to $24.4 billion in 2013 compared to $19.7 billion in 2012.

•	Service revenues increased 11% to $19.1 billion in 2013 compared to $17.2 billion in 2012.

•	Total net customer additions were 4,377,000 for year ended December 31, 2013, a significant improvement compared to 203,000 net customer additions in 2012.

•	Branded postpaid churn of 1.7% for the year ended December 31, 2013, a 70 basis point improvement compared to 2.4% in 2012.

•	Adjusted EBITDA of $4.9 billion for the year ended December 31, 2013 consistent with 2012.

•	Cash capital expenditures for property and equipment were $4.0 billion for the year ended December 31, 2013 compared to $2.9 billion in 2012.

Other Highlights

Un-carrier value proposition – In March 2013, we launched phase 1.0 of our Un-carrier value proposition by introducing the unlimited Simple Choice plans, which do not require an annual service contract. Qualified customers are eligible for device financing with EIP, which provides customers with low out-of-pocket costs on popular devices. In July 2013, we unveiled phase 2.0 of our Un-carrier value proposition, JUMP!, a groundbreaking approach to provide more frequent phone upgrades. At the same time we launched Simple Choice No Credit, which provides families an affordable multi-line service option without credit checks. In October 2013, we unveiled phase 3.0 of our Un-carrier value proposition, which provides customers reduced calling rates from the United States to international destinations and reduced roaming fees, including 2G data while traveling abroad in over 100 countries at no extra cost.  In November 2013, we began to offer the Apple iPad Air and iPad mini. In addition, every T-Mobile tablet user can receive up to 200 MB of free 4G LTE data every month for as long as they own their tablet and use it on our network, even if they are not yet a T-Mobile mobile internet customer. In January 2014, we launched phase 4.0 of our Un-carrier value proposition, which reimburses customers’ early termination fees when they switch from other carriers and trade in their eligible device. The reimbursement of early termination fees will be recorded as a reduction of equipment sales revenues, and will accordingly have a negative impact on both revenue and Adjusted EBITDA.

Business combination with MetroPCS – On April 30, 2013, the business combination of T-Mobile USA and MetroPCS was completed. See Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. The business combination united two wireless innovators with one common vision: to bring wireless consumers exciting new choices while delivering an exceptional experience. On May 1, 2013, the combined company, T-Mobile US, Inc., began trading on the NYSE under the ticker “TMUS.” Since the business combination, T-Mobile has achieved significant milestones in the integration of the MetroPCS business. In addition, we have extended the geographic presence of the MetroPCS brand to 30 additional markets and have launched more than 1,700 distribution points in these new markets as of December 31, 2013.

New product offerings – In addition to the new products introduced through Un-carrier initiatives 1.0 through 4.0, we began selling the iPhone at all company-owned stores in combination with the new Simple Choice plans in April 2013. Additionally, in November 2013, we began to offer the Apple iPad Air and iPad mini, both with Wi-Fi + Cellular enabled network technology.  In addition, we began to offer qualifying tablet owners up to 200 MB of free 4G LTE data every month for as long as they own their tablet and use it on our network.

Debt and equity issuances – In connection with the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile USA by retiring T-Mobile USA’s long-term debt to affiliates with an aggregate principal amount of $14.5 billion and all related derivative instruments in exchange for new senior unsecured notes in an aggregate principal amount of $11.2 billion and additional paid-in capital. In August 2013 and November 2013, we completed offerings of new senior unsecured notes in aggregate principal amounts of $500 million and $2.0 billion, respectively. Also in November 2013, we completed a public offering of 72,765,000 shares of our common stock at a price to the public of $25 per share.

Spectrum purchases – In October 2013, we closed the purchase of 10 MHz of AWS spectrum from U.S. Cellular for $308 million in cash. The spectrum covers a total of 32 million people in 29 markets. In January 2014, we entered into agreements with Verizon for the acquisition of 700 MHz A-Block spectrum licenses in exchange for approximately $2.4 billion in cash and the transfer of certain AWS spectrum and PCS spectrum. The spectrum licenses to be acquired from Verizon cover more than 150 million people, including approximately 50% of the U.S. population and 70% of our existing customer base, in 23 markets. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to occur in mid-2014. These transactions are expected to further enhance our portfolio of U.S. nationwide broadband spectrum and enable the expansion of LTE coverage to new markets.

Results of Operations

Set forth below is a summary of consolidated results:

	Year Ended December 31,			Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011
(in millions)	2013	2012	2011
Revenues
Branded postpaid revenues	$13,166	$14,521	$16,230	(9)%	(11)%
Branded prepaid revenues	4,945	1,715	1,307	NM	31%
Wholesale revenues	613	544	443	13%	23%
Roaming and other service revenues	344	433	501	(21)%	(14)%
Total service revenues	19,068	17,213	18,481	11%	(7)%
Equipment sales	5,033	2,242	1,901	124%	18%
Other revenues	319	264	236	21%	12%
Total revenues	24,420	19,719	20,618	24%	(4)%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	5,279	4,661	4,952	13%	(6)%
Cost of equipment sales	6,976	3,437	3,646	103%	(6)%
Selling, general and administrative	7,382	6,796	6,728	9%	1%
Depreciation and amortization	3,627	3,187	2,982	14%	7%
MetroPCS transaction and integration costs	108	7	—	NM	NM
Impairment charges	—	8,134	6,420	NM	27%
Restructuring costs	54	85	—	(36)%	NM
Other, net	(2)	(191)	169	(99)%	NM
Total operating expenses	23,424	26,116	24,897	(10)%	5%
Operating income (loss)	996	(6,397)	(4,279)	NM	49%
Other income (expense)
Interest expense to affiliates	(678)	(661)	(670)	3%	(1)%
Interest expense	(545)	—	—	NM	NM
Interest income	189	77	25	145%	NM
Other income (expense), net	89	(5)	(10)	NM	(50)%
Total other expense, net	(945)	(589)	(655)	60%	(10)%
Income (loss) before income taxes	51	(6,986)	(4,934)	NM	42%
Income tax expense (benefit)	16	350	(216)	(95)%	NM
Net income (loss)	$35	$(7,336)	$(4,718)	NM	55%
NM – Not Meaningful

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Branded postpaid revenues decreased $1.4 billion, or 9%, for the year ended December 31, 2013, compared to the same period in 2012. The decrease was primarily attributable to lower average revenue per user (“ARPU”). See “Performance Measures” for a description of ARPU. Branded postpaid ARPU was negatively impacted by the growth of our Value and Simple Choice plans which have lower priced rate plans than other branded postpaid rate plans. Compared to other traditional bundled postpaid price plans, Value and Simple Choice plans result in lower service revenues but higher equipment sales at the time of the purchase as the plans do not include a bundled sale of a discounted handset. Branded postpaid customers on Value and Simple Choice plans more than doubled over the past twelve months to 69% of the branded postpaid customer base at December 31, 2013, compared to 30% at December 31, 2012.

Branded prepaid revenues increased $3.2 billion for the year ended December 31, 2013, compared to the same period in 2012. Of the increase, approximately $2.9 billion was due to the inclusion of the operating results of MetroPCS since May 1, 2013. Excluding MetroPCS operating results, the increase for the year ended December 31, 2013 resulted primarily from an increase in average branded prepaid customers driven by the success of T-Mobile’s monthly prepaid service plans, including data services that also have higher ARPU.

Wholesale revenues increased $69 million, or 13%, for the year ended December 31, 2013, compared to the same period in 2012. The increase was primarily attributable to growth of the average number of MVNO customers for the period. The increase in MVNO customers was due in part to growth of government subsidized Lifeline programs offered by our MVNO partners along with MVNO partnerships launched in the fourth quarter of 2012. However, a significant portion of our MVNO partners’ recent customer growth has been in lower ARPU products that result in revenues that do not increase in proportion with customer growth.

Roaming and other service revenues decreased $89 million, or 21%, for the year ended December 31, 2013, compared to the same period in 2012. The decrease was primarily attributable to lower early termination fees of $58 million due to the no annual service contract features of Simple Choice plans launched in March 2013. Additionally, international voice and domestic data revenues decreased due to rate reductions negotiated with certain roaming partners.

Equipment sales increased $2.8 billion, or 124%, for the year ended December 31, 2013, compared to the same period in 2012. The increase was primarily attributable to significant growth in the number of handsets sold and an increase in the rate of customers upgrading their handset. Additionally, equipment sales increased due to growth in the sales of smartphones, which have a higher average revenue per unit sold as compared to other handsets. This was driven by our introduction of both the Apple iPhone 5 and the Samsung Galaxy S®4 in the second quarter of 2013, and the Apple iPhone 5s and iPhone 5c in the third quarter of 2013. Additionally, the inclusion of MetroPCS’s operating results since May 1, 2013 contributed approximately $450 million to the increase in equipment sales for the year ended December 31, 2013.

We financed $3.3 billion of equipment sales revenues through equipment installment plans during the year ended December 31, 2013, a significant increase from $946 million in the year ended December 31, 2012 resulting from growth in Value and Simple Choice Plans. Additionally, customers had associated equipment installment plan billings of $1.5 billion in the year ended December 31, 2013, compared to $450 million in the year ended December 31, 2012.

Other revenues increased $55 million, or 21%, for the year ended December 31, 2013, compared to the same period in 2012 due primarily to an increase in imputed rental income on wireless communication tower sites.

Operating Expenses

Cost of services increased $618 million, or 13%, for the year ended December 31, 2013, compared to the same period in 2012. Of the increase, approximately $800 million was due to the inclusion of the operating results of MetroPCS since May 1, 2013. Cost of services, excluding MetroPCS, decreased due to lower roaming expenses of $126 million related to reduced roaming rates negotiated with certain roaming partners. Additionally, due to the network transition to enhanced telecommunication lines with higher capacity, we were able to accommodate higher data volumes at a lower cost.

Cost of equipment sales increased $3.5 billion, or 103%, for the year ended December 31, 2013, compared to the same period in 2012. The increase in cost of equipment sales was primarily attributable to a 67% increase in the volume of handsets sold during the year ended December 31, 2013. The increase was partially attributable to higher average cost per unit of each handset sold due in part to a 90% increase in the sale of smartphones units for the year ended December 31, 2013, compared to the same period in 2012. Additionally, the inclusion of MetroPCS’s operating results since May 1, 2013 contributed approximately $950 million to the increase in cost of equipment sales for the year ended December 31, 2013.

Selling, general and administrative increased $586 million, or 9%, for the year ended December 31, 2013, compared to the same period in 2012. Of the increase, approximately $650 million was attributable to the inclusion of operating results of MetroPCS since May 1, 2013. Selling, general and administrative expenses, excluding MetroPCS, decreased $61 million, or 1%, primarily driven by $241 million in lower bad debt expense, net of recoveries, as a result of improved credit quality of our customer portfolio. This decrease was partially offset by higher commission expenses driven by increased gross customer additions during the year ended December 31, 2013.

Depreciation and amortization increased $440 million, or 14%, for the year ended December 31, 2013, compared to the same period in 2012. Depreciation and amortization attributable to MetroPCS since May 1, 2013 was approximately $550 million. Depreciation and amortization expenses, excluding MetroPCS, decreased in 2013, as 2012 included increased depreciation expense due to the shortening of useful lives of certain network equipment to be replaced in connection with network modernization efforts.

MetroPCS transaction and integration costs increased $101 million for the year ended December 31, 2013, compared to the same period in 2012 due primarily to personnel related costs associated with the change in control, professional services costs and network integration expenses associated with the business combination between T-Mobile USA and MetroPCS. See also

Note 2 – Business Combinations of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Restructuring costs of $54 million for the year ended December 31, 2013 were related to our 2013 cost restructuring program to align our operations to our new strategy and position the company for future growth. Costs associated with the 2013 restructuring program primarily consist of severance and other personnel-related costs. Restructuring costs of $85 million for the year ended December 31, 2012 related primarily to the consolidation of our call center operations in 2012.

Other, net for the year ended December 31, 2013 reflects a $2 million gain on a spectrum license transaction. Other, net for the year ended December 31, 2012, respectively, reflects a $191 million gain due primarily to an AWS spectrum license exchange, partially offset by costs associated with the terminated AT&T acquisition of T-Mobile USA.

Other Income (Expense)

Interest expense to affiliates increased $17 million, or 3%, for the year ended December 31, 2013, compared to the same period in 2012. Prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile USA by retiring its long-term debt to affiliates of $14.5 billion and all related derivative instruments, in exchange for new senior unsecured notes of $11.2 billion. Later in 2013, Deutsche Telekom sold the senior non-reset notes resulting in an aggregate principal reduction of $5.6 billion in long-term debt to affiliates. The increase in interest expense to affiliates was primarily due to losses related to the retirement of derivative instruments associated with the extinguishment of the long-term debt to affiliates prior to the business combination, and higher average interest rates on the new senior unsecured notes. See also Note 7 – Debt and Note 13 – Additional Financial Information of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Interest expense increased $545 million for the year ended December 31, 2013, compared to the same period in 2012. The increase in interest expense is primarily the result of MetroPCS long-term debt assumed during the second quarter of 2013 in connection with the business combination, as well as new senior notes issued during 2013. Additionally, interest expense of approximately $200 million for the year ended December 31, 2013 related to the long-term financial obligation resulting from the Tower Transaction that closed on November 30, 2012. The Tower Transaction and related impacts are further described in Note 8 – Tower Transaction and Related Long-Term Financial Obligation of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Interest income increased $112 million for the year ended December 31, 2013, compared to the same period in 2012. The increase in interest income is primarily the result of the significant growth in handsets financed through our equipment installment plans for the year ended December 31, 2013. Deferred interest associated with our EIP receivables is imputed at the time of sale and then recognized over the financed installment term.

Other income (expense), net increased $94 million for the year ended December 31, 2013, compared to the same period in 2012. The increase in other income (expense), net was primarily due to the recognition of gains related to the retirement of derivative instruments associated with the pre-business combination long-term debt to affiliates. See also Note 7 – Debt and Note 13 – Additional Financial Information of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Income Taxes

Income tax expense decreased $334 million for the year ended December 31, 2013, compared to the same period in 2012. The decrease in income tax expense was primarily due to lower pre-tax income, exclusive of impairment charges. The effective tax rate was 31.4% and (5.0)% for the years ended December 31, 2013 and 2012, respectively. The change in the effective tax rate for 2013 compared to 2012 was primarily due to the impact of the goodwill impairment recorded in 2012.

Guarantor Subsidiaries

Pursuant to the indenture and the supplemental indentures, the long-term debt, excluding capital leases, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile US, Inc. (“Parent”) and certain of T-Mobile USA’s (“Issuer”) 100% owned subsidiaries (“Guarantor Subsidiaries”). In 2013, T-Mobile entered into an agreement with Cook Inlet Voice and Data Services, Inc. (“Cook Inlet”) to acquire all of Cook Inlet's interest in Cook Inlet/VoiceStream GSM VII PCS Holdings LLC, (“CIVS VII”), a fully consolidated Non-Guarantor Subsidiary.  The transaction was completed in July 2013 and resulted in CIVS VII becoming an indirect wholly-owned subsidiary of T-Mobile USA.  CIVS VII was subsequently combined with, and the net assets transferred to, T-Mobile License LLC, a wholly-owned Restricted Subsidiary of

T-Mobile USA. As a result, the net assets of CIVS VII were included in the Guarantor Subsidiaries condensed consolidating balance sheet information. The guarantees of the long-term debt were unchanged by the transaction.  See Note 14 – Guarantor Financial Information of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information regarding the transaction.

The financial condition of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition. Similarly, the results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. The change in the financial condition of the Non-Guarantor Subsidiaries was primarily due to the transfer of the net assets of CIVS VII into the Guarantor Subsidiaries consolidating balance sheet information as described above. As of December 31, 2013 and December 31, 2012, the most significant components of the financial condition of the Non-Guarantor Subsidiaries were property and equipment of $595 million and $678 million, respectively, spectrum licenses of none and $220 million, respectively, long-term financial obligations of $2.1 billion and $2.1 billion, respectively, and stockholders’ equity of $1.3 billion and $1.0 billion, respectively. The most significant components of the results of operations of our Non-Guarantor Subsidiaries for the year ended December 31, 2013 were services revenues of $823 million, offset by costs of equipment sales of $552 million resulting in a net comprehensive loss of $52 million. Similarly, for the year ended December 31, 2012, services revenues of $712 million were offset by costs of equipment sales of $449 million, resulting in a net comprehensive income of $72 million.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

Branded postpaid revenues decreased by $1.7 billion, or 11%, for the year ended December 31, 2012, compared to the same period in 2011. The decrease was primarily attributable to a 9% year-over-year decline in the number of average branded postpaid customers. Branded postpaid revenues were also negatively impacted by the growth of our Value plans which have lower ARPU than our other branded postpaid rate plans. Compared to other traditional bundled price plans, Value plans result in lower service revenues over the service contract period, but higher equipment sales at the time of the sale, as Value plans do not include a bundled sale of a heavily discounted handset. These decreases were partially offset by an increase in data revenues from customer adoption of smartphones with accompanying data plans. Smartphone customers accounted for 61% of total branded postpaid customers at December 31, 2012, up from 49% at December 31, 2011.

Branded prepaid revenues increased by $408 million or 31% for the year ended December 31, 2012, compared to the same period in 2011. The increase was primarily attributable to the 21% growth of branded prepaid customers in 2012 driven by the success of our Monthly4G plans, which were introduced in the second quarter of 2011. In addition, branded prepaid ARPU increased by 11% during 2012.

Wholesale revenues increased by $101 million, or 23% for the year ended December 31, 2012, compared to the same period in 2011. The increase was primarily attributable to the 15% growth of average MVNO customers during 2012.

Roaming and other service revenues decreased by $68 million, or 14% for the year ended December 31, 2012, compared to the same period in 2011. The decrease was primarily attributable to lower data roaming revenues due to rate reductions with certain roaming partners.

Equipment sales increased by $341 million, or 18% for the year ended December 31, 2012, compared to the same period in 2011. Equipment sales increased in 2012 from higher revenue per unit sold on lower unit sales volumes. The higher revenue per unit sold was primarily attributable to equipment sales changes in connection with our Value plans. For each handset sold on a Value plan, we benefit from increased equipment revenue, compared to traditional bundled price plans that typically offer a discounted handset combined with higher service charges. Additionally, smartphone sales growth contributed to the year-over-year increase in equipment sales as smartphones have higher revenue per unit sold compared to other phones.

Other revenues increased by $28 million, or 12% for the year ended December 31, 2012, compared to the same period in 2011. The increase is primarily due to higher co-location rental income from leasing out space at our owned wireless communication towers to third parties.

Operating Expenses

Cost of services decreased by $291 million, or 6% for the year ended December 31, 2012, compared to the same period in 2011. The decrease was attributable to lower roaming expenses related to a decline in customer base and associated usage compared to the year ended December 31, 2011. Additionally, due to the network transition to enhanced telecommunication lines in 2012, we were able to accommodate higher data volumes at a lower cost year-over-year resulting in lower cost of services.

Cost of equipment sales decreased by $209 million, or 6% for the year ended December 31, 2012, compared to the same period in 2011. The decrease was primarily attributable to the 10% decline in handset unit sales volumes, partially offset by higher costs per handset sold from an increased share of smartphones sold in 2012.

Selling, general and administrative increased by $68 million, or 1% for the year ended December 31, 2012, compared to the same period in 2011. The slight decrease was primarily attributable to lower employee-related expenses in 2012 as a result of restructuring initiatives implemented in the first half of 2012 and lower commissions costs from fewer branded postpaid customer gross customer additions in 2012. This increase was partially offset by higher advertising expenses associated with new promotional campaigns launched in 2012.

Depreciation and amortization increased by $205 million, or 7% for the year ended December 31, 2012, compared to the same period in 2011. The increase was due to additional depreciation of approximately $268 million recorded as a result of adjustments to useful lives on equipment to be replaced in connection with the network modernization efforts (See “Critical Accounting Polices and Estimates”).

Impairment charges of $8.1 billion were recorded on goodwill for the year ended December 31, 2012, compared to impairment charges of $6.4 billion recorded on goodwill and spectrum licenses for the year ended December 31, 2011. We determined that the business combination with MetroPCS announced in October 2012 was a triggering event for a goodwill impairment assessment. The fair value of T-Mobile USA implied by using the market value of MetroPCS and the exchange terms contemplated in the business combination agreement was less than the carrying amount, including goodwill, of T-Mobile's single reporting unit as of September 30, 2012. We used the fair value implied by the transaction to estimate the fair value of the reporting unit in step one of our goodwill impairment test. Because the first step in the impairment process indicated that the carrying value exceeded the fair value of the reporting unit as of September 30, 2012, we performed the second step in the goodwill impairment test. As a result of the second step of the impairment analysis, we concluded that the implied goodwill as of September 30, 2012 was $0, and recognized a non-cash impairment charge of $8.1 billion. We attribute this impairment to the business impacts from the highly competitive environment in the U.S. wireless telecommunications industry and the ongoing challenges in attracting and retaining branded postpaid customers.

Restructuring costs of $85 million for the year ended December 31, 2012 relate to consolidating our call center operations from 24 to 17 facilities, as well as restructuring and optimizing operations in other parts of the business in an effort to reduce operating costs. No restructuring costs were incurred during the year ended December 31, 2011.

Other, net in the operating expenses section reflects the net effect of transaction-related gains and losses. The net gain of $191 million in 2012 primarily relates to a gain recorded on an AWS spectrum license exchange, partially offset by expenses associated with the terminated AT&T acquisition of T-Mobile USA. The net expense of $169 million in 2011 primarily related to employee-related costs associated with the terminated AT&T acquisition of T-Mobile USA.

Other Income (Expense)

Interest expense to affiliates was relatively consistent at $661 million for the year ended December 31, 2012, compared to $670 million for the year ended December 31, 2011.

Income Taxes

Income tax expense was $350 million for the year ended December 31, 2012, compared to an income tax benefit of $216 million for the year ended December 31, 2011.  The increase in income tax expense was primarily due to the tax benefit recorded in 2011 related to impairment charges on spectrum licenses. The effective tax rate was (5.0)% and 4.4% for the years ended December 31, 2012 and 2011, respectively. The change in the effective tax rate for 2012 compared to 2011 was primarily due to the impact of the goodwill impairment recorded in 2012.

Guarantor Subsidiaries

The financial condition of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition. Similarly, the results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. As of December 31, 2012, the most significant components of the financial condition of the Non-Guarantor Subsidiaries were property and equipment of $678 million, spectrum licenses of $220 million, long-term financial obligations of $2.1 billion and stockholders’ equity of $1.0 billion. The most significant components of the results of operations of our Non-Guarantor Subsidiaries for the year ended December 31, 2012 were services revenues of $712 million, offset by costs of equipment sales of $449 million resulting in a net comprehensive income of $72 million. Similarly, for the year ended December 31, 2011, services revenues of $635 million were offset by costs of equipment sales of $389 million, resulting in a net comprehensive income of $47 million.

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating or statistical data and non-GAAP financial measures. These operating and financial measures are utilized by our management to evaluate our operating performance and, in certain cases, our ability to meet liquidity requirements. Although companies in the wireless industry may not define each of these measures in precisely the same way, we believe that these measures facilitate key operating performance comparisons with other companies in the wireless industry.

Total Customers

A customer is generally defined as a SIM card with a unique T-Mobile identity number which generates revenue. Branded customers include customers that are qualified either for postpaid service, where they generally pay after incurring service, or prepaid service, where they generally pay in advance. Wholesale customers include M2M and MVNO customers that operate on our network, but are managed by wholesale partners.

The following table sets forth the number of ending customers:

(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Customers, end of period
Branded postpaid customers	22,299	20,293	22,367
Branded prepaid customers	15,072	5,826	4,819
Total branded customers	37,371	26,119	27,186
M2M customers	3,602	3,090	2,429
MVNO customers	5,711	4,180	3,569
Total wholesale customers	9,313	7,270	5,999
Total customers, end of period	46,684	33,389	33,185
Note: Certain customer numbers may not add due to rounding.

The following table sets forth the number of net customer additions (losses):

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net customer additions (losses)
Branded postpaid customers	2,006	(2,074)	(2,206)
Branded prepaid customers	328	1,007	321
Total branded customers	2,334	(1,067)	(1,885)
M2M customers	512	660	556
MVNO customers	1,531	610	780
Total wholesale customers	2,043	1,270	1,336
Total net customer additions (losses)	4,377	203	(549)
Acquired customers	8,918	—	—

Net customer additions, excluding customers of MetroPCS acquired as a result of the business combination, were 4,377,000 for the year ended December 31, 2013, compared to net customer additions of 203,000 in the same period in 2012. At December 31, 2013, we had approximately 46.7 million customers, a 40% increase from the customer total as of December 31, 2012. The increase was primarily driven by the addition of MetroPCS’s customer base due to the completion of the business combination during the second quarter of 2013, which increased the branded prepaid customer base by 8,918,000. Additionally, the increase was the result of growth in all customer categories, as described below.

Net customer additions were 203,000 for the year ended December 31, 2012, compared to 549,000 net customer losses in the same period in 2011. At December 31, 2012, we had 33.4 million customers, an approximate 1% increase from the customer total as of December 31, 2011. The increase in total customers was primarily driven by lower branded customer churn and higher branded prepaid customer additions.

Branded Customers

Branded postpaid net customer additions were 2,006,000 for the year ended December 31, 2013, an improvement compared to branded postpaid net customer losses of 2,074,000 for the same period in 2012. The significant improvement in customer development was attributable to improved branded postpaid churn, increased new customer activations and qualified upgrades of branded prepaid customers to branded postpaid plans. Branded postpaid net customer additions benefited from the launch of the Simple Choice plans as a component of the Un-carrier strategy as well as the introduction of the JUMP! program and launch of popular devices in 2013. These factors drove incremental gross additions for branded postpaid customers and improved churn as further described below.

Branded postpaid net customer losses slightly improved to 2,074,000 for the year ended December 31, 2012, compared to 2,206,000 for the same period in 2011. The decrease in branded postpaid net customer losses is primarily attributable to improved branded postpaid churn partially offset by fewer branded postpaid customer gross additions. The decline in customer gross additions was primarily a result of competitive pressure, including our competitors' advertising campaigns and promotional offerings such as handset discounts and the launch of the iPhone 5, which we did not carry until 2013.

Branded prepaid net customer additions, excluding customers of MetroPCS acquired as a result of the business combination, were 328,000 for the year ended December 31, 2013, compared to branded prepaid net customer additions of 1,007,000 for the same period in 2012. The decrease was partly a result of qualified upgrades of branded prepaid customers to branded postpaid plans as the Un-carrier strategy eliminates annual service contracts to credit worthy customers that have historically been utilizing prepaid products. In addition, the robust competitive environment in the prepaid market resulted in higher branded prepaid customer deactivations, partially offset by higher branded prepaid gross customer additions due in part to the expansion of the MetroPCS brand, including the launch in 30 additional markets since the completion of the business combination.

Branded prepaid net customer additions were 1,007,000 for the year ended December 31, 2012, compared to 321,000 branded prepaid net customer additions for the same period in 2011. This significant improvement was due to the continued success of T-Mobile's Monthly4G plans that were launched in the second quarter of 2011. The Monthly 4G plans are a branded prepaid service offering that provides customers with a variety of plan choices including unlimited talk, text and web service on the T-Mobile nationwide 4G network at flat monthly rates without the requirement of an annual contract.

Wholesale

Wholesale net customer additions were 2,043,000 for the year ended December 31, 2013, compared to wholesale net customer additions 1,270,000 for the same period in 2012. The growth in MVNO customers was due in part to government subsidized Lifeline programs offered by our MVNO partners along with ongoing growth from MVNO partnerships launched in the fourth quarter of 2012. MVNO partners often have relationships with multiple carriers and through steering their business towards carriers offering promotions can impact specific carriers’ results.

Wholesale net customer additions were 1,270,000 for the year ended December 31, 2012, compared to net customer additions of 1,336,000 for the same period in 2011. The moderate decline in wholesale net customer additions was primarily due to fewer MVNO gross customer additions and higher M2M customer churn. MVNO customers grew, although at a slightly slower rate, in 2012 versus 2011. Increased M2M customer churn resulted primarily from M2M partners adjusting their lines of service to align with their customer demand.

Churn

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

	Year Ended December 31, 2013
	2013	2012	2011
Branded postpaid churn	1.7%	2.4%	2.7%
Branded prepaid churn	5.4%	6.4%	6.7%

Branded postpaid churn was 1.7% for the year ended December 31, 2013, compared to 2.4% for the year ended December 31, 2012. The significant improvements were due in part to the continued focus on churn reduction initiatives, such as improving network quality and the customer sales experience. Additionally, our no annual service contract Un-carrier strategy announced in the first quarter of 2013 gained positive traction with customers. We also began offering new handsets in 2013, such as Apple iPhone products and the Samsung Galaxy S4, which improved customer retention compared to the same periods in 2012.

Branded postpaid churn was 2.4% for the year ended December 31, 2012, compared to 2.7% for the year ended December 31, 2011. The year over year decrease in branded postpaid churn in 2012 was the result of the strategic phase-out of certain products that historically had higher churn and the continued focus on churn reduction initiatives. Additionally, in 2011 we experienced customer losses which were believed to have been related to uncertainty caused by the proposed, but ultimately terminated, acquisition of T-Mobile USA by AT&T.

Branded prepaid churn was 5.4% for the year ended December 31, 2013, compared to 6.4% for the same period in 2012. The decreases were primarily a result of the completion of the business combination with MetroPCS during the second quarter of 2013. MetroPCS customers are now the largest portion of the branded prepaid customer base and have historically had lower rates of churn than the historical T-Mobile branded prepaid business. Consequently, branded prepaid churn was impacted positively by the inclusion of MetroPCS customers.

Branded prepaid churn was 6.4% for the year ended December 31, 2012, compared to 6.7% for the same period in 2011. The improvement in branded prepaid churn in 2012 was primarily attributable to the success of our Monthly4G plans and the strategic phase-out of certain products, which historically had higher churn.

Average Revenue Per User (“ARPU”)

ARPU represents the average monthly service revenue earned from customers. We utilize ARPU to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. We believe ARPU provides management with useful information to evaluate the service revenues generated from our customer base.

The following tables illustrate the calculation of ARPU and reconciles these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU:

	Year Ended December 31,
(in millions, except average number of customers and ARPU)	2013	2012	2011
Calculation of Branded Postpaid ARPU:
Branded postpaid service revenues	$13,166	$14,521	$16,230
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	20,858	21,306	23,496
Branded postpaid ARPU	$52.60	$56.79	$57.56

Calculation of Branded Prepaid ARPU:
Branded prepaid service revenues	$4,945	$1,715	$1,307
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	11,913	5,325	4,488
Branded prepaid ARPU	$34.59	$26.85	$24.27

Branded postpaid ARPU decreased $4.19 for the year ended December 31, 2013, compared to the same period in 2012. The decrease was primarily due to the continued adoption of Value and Simple Choice plans, which have lower ARPU than customers under traditional bundled plans. This was offset in part by increased data revenues from continued growth in smartphone penetration. Branded postpaid customers on Value and Simple Choice plans increased over the past twelve months, and at December 31, 2013, represented 69% of branded postpaid customers compared to 30% of branded postpaid customers at December 31, 2012.

Branded postpaid ARPU decreased $0.77 for the year ended December 31, 2012, compared to the same period in 2011. The decrease in branded postpaid ARPU was primarily due to the branded postpaid customer base migration to Value plans introduced in the third quarter of 2011, which have lower ARPU, partially offset by higher data revenues from the adoption of data plans and smartphone penetration.

Branded prepaid ARPU increased $7.74 for the year ended December 31, 2013, compared to the same period in 2012. The increase was primarily due to the inclusion of MetroPCS customers which generate higher ARPU than T-Mobile’s other branded prepaid customers, as well as the growth of monthly prepaid service plans, which include data services and have higher ARPU than other pay-as-you-go prepaid plans.

Branded prepaid ARPU increased $2.58 for the year ended December 31, 2012, compared to the same period in 2011. The increase in branded prepaid ARPU was primarily due to the growth of the Monthly4G plans, which include data services. T-Mobile's Monthly4G plans were introduced in the second quarter of 2011.

Branded Cost Per Gross Addition (“CPGA”)

Branded CPGA is determined by dividing the costs of acquiring new customers, consisting of selling expenses plus the loss on equipment sales related to acquiring new customers for the specified period, by gross branded customer additions during the period. The loss on equipment sales related to acquiring new customers consists primarily of the excess of handset and accessory costs over related revenues incurred to acquire new customers. Additionally, the loss on equipment sales associated with retaining existing customers is excluded from this measure as Branded CPGA is intended to reflect only the acquisition costs to acquire new customers.

Branded CPGA is a non-GAAP measure utilized by our management to assess the financial investment in new customers and determine the number of months to recover customer selling costs. This measure also allows us to compare average acquisition costs per new customer to those of other wireless telecommunications providers.

The following table reconciles total costs used in the calculation of Branded CPGA to customer selling expenses, which we consider to be the most directly comparable GAAP financial measure to Branded CPGA:

	Year Ended December 31,
(in millions, except gross customer additions and Branded CPGA)	2013	2012	2011
Selling, general and administrative	$7,382	$6,796	$6,728
Less: General and administrative expenses	(3,425)	(3,510)	(3,543)
Total selling expenses	3,957	3,286	3,185
Add: Loss on equipment sales
Equipment sales	(5,033)	(2,242)	(1,901)
Cost of equipment sales	6,976	3,437	3,646
Total loss on equipment sales	1,943	1,195	1,745
Less: Loss on equipment sales related to customer retention	(1,300)	(903)	(1,014)
Loss on equipment sales related to customer acquisition	643	292	731
Cost of acquiring new branded customers	$4,600	$3,578	$3,916
Divided by: Gross branded customer additions (in thousands)	14,355	9,083	9,234
Branded CPGA	$320	$394	$424

Branded CPGA decreased $74 for the year ended December 31, 2013, compared to the same period in 2012. The decrease was due primarily to the significant growth in branded customer gross additions which resulted in fixed selling costs, such as employee salaries and lease expense, being applied over a greater number of gross customer additions. This decrease was partially offset by an increase in the loss on equipment sales related to customer acquisition, due to the increased volume of handset sales and higher per unit costs due to an increasing mix of higher cost smartphones being sold.

Branded CPGA decreased $30 for the year ended December 31, 2012, compared to the same period in 2011. Branded CPGA decreased in 2012 compared to 2011 due primarily to decreases in the equipment subsidy loss related to customer acquisition as customers adopted Value plans. For each handset sold on the Value plan, T-Mobile benefited from increased equipment revenue, compared to traditional bundled price plans that typically offered a discounted handset combined with higher service charges. This decrease in Branded CPGA was partially offset by increases in advertising associated with new promotional campaigns launched in 2012.

Branded Cost Per User (“CPU”)

Branded CPU is a non-GAAP financial measure utilized by our management to evaluate the non-acquisition related cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-acquisition related costs over time, and to help evaluate how changes in business operations affect non-acquisition related costs per customer.

The following table reconciles total costs used in the calculation of Branded CPU to cost of services costs, which we consider to be the most directly comparable GAAP financial measure to Branded CPU:

	Year Ended December 31,
(in millions, except average number of customers and Branded CPU)	2013	2012	2011
Cost of services	$5,279	$4,661	$4,952
Add: General and administrative expenses	3,425	3,510	3,543
Add: Loss on equipment sales related to customer retention	1,300	903	1,014
Total cost of serving customers	$10,004	$9,074	$9,509
Divided by: Average number of branded customers (in thousands) and number of months in period	32,771	26,631	27,984
Branded CPU	$25	$28	$28

Branded CPU decreased $3 for the year ended December 31, 2013, compared to the same period in 2012. The decrease was primarily attributable to operating costs being applied over greater average branded customers due to organic growth and the acquisition of MetroPCS customers in the second quarter of 2013 in connection with the completion of the business combination. Operating costs increased in 2013 but at a lesser rate than the increase in average branded customers. Cost of services increased primarily due to the inclusion of the operating results of MetroPCS since May 1, 2013 and a higher loss on equipment sales related to customer retention due to higher volumes of smartphone sales in 2013 that have higher per unit costs. For the year ended December 31, 2013, compared to the same period of the prior year, general and administrative expenses decreased due to improvements in bad debt expense as described in “Result of Operations” and lower employee related costs as a result of restructuring initiatives implemented in the first half of 2012.

Branded CPU was $28 for both the year ended December 31, 2012 and 2011. Branded CPU was consistent year-over-year, however the cost of serving customers decreased by $435 million or 5% in 2012. The decrease in costs was primarily attributable to lower cost of service in 2012, described in “Results of Operations.” This decrease in costs was fully offset by the impact of a 1.4 million decline in the average branded customer base during 2012.

Adjusted EBITDA

We define Adjusted EBITDA as earnings before interest expense (net of interest income), tax, depreciation, amortization, stock-based compensation and expenses that are not reflective of T-Mobile’s ongoing operating performance. Adjusted EBITDA margin, expressed as a percentage, is calculated as Adjusted EBITDA divided by total service revenues.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net income which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2013	2012	2011
Net income (loss)	$35	$(7,336)	$(4,718)
Adjustments:
Interest expense to affiliates	678	661	670
Interest expense	545	—	—
Interest income	(189)	(77)	(25)
Other (income) expense, net	(89)	5	10
Income tax expense (benefit)	16	350	(216)
Operating income (loss)	996	(6,397)	(4,279)
Depreciation and amortization	3,627	3,187	2,982
Impairment charges	—	8,134	6,420
MetroPCS transaction and integration costs	108	7	—
Restructuring costs	54	85	—
Stock-based compensation	100	—	—
Other, net (1)	—	(130)	187
Adjusted EBITDA	$4,885	$4,886	$5,310
Adjusted EBITDA margin	26%	28%	29%

(1)
Other, net for the year ended December 31, 2012 represents a net gain on an AWS spectrum license purchase and exchange and transaction-related costs incurred for the terminated AT&T acquisition of T-Mobile USA. Other, net for the year ended December 31, 2011 represents AT&T transaction-related costs incurred from the terminated AT&T acquisition of T-Mobile USA. Other, net transactions may not agree in total to the other, net classification in the Consolidated Statements of Comprehensive Income (Loss) due to certain routine operating activities, such as insignificant routine spectrum license exchanges that would be expected to reoccur, and are therefore not excluded from Adjusted EBITDA.

Adjusted EBITDA was consistent for the year ended December 31, 2013, compared to the same period in 2012. The inclusion of MetroPCS’s operating results since May 1, 2013, contributed approximately $1.0 billion in Adjusted EBITDA for the year ended December 31, 2013. Excluding the Adjusted EBITDA contributed by MetroPCS’s operating results, Adjusted EBITDA was negatively impacted by the reduction in service revenues, which declined primarily due to impacts from customers migrating to Value and Simple Choice plans, which result in lower ARPU. Additionally, Adjusted EBITDA was negatively impacted by increases in cost of equipment sales from higher sales volumes, partially offset by increases in equipment sales. Increases in costs of equipment sales and equipment sales were driven by higher gross customer additions and the launch of new handsets in 2013. In addition, equipment sales increased in 2013 due to a higher proportion of customers choosing Value and Simple Choice plans for which we do not include a bundled sale of a discounted handset.

Adjusted EBITDA decreased 8% for the year ended December 31, 2012, compared to the same period in 2011. The decrease was primarily due to a decline in service revenues, offset partially by equipment sales growth and operating expense reductions. The decline in services revenues was primarily the result of losses of branded postpaid customers and impacts from customers adopting Value plans. Equipment sales improved in 2012 due to a higher proportion of customers choosing Value plans for which we do not offer subsidies (discounts) on devices. Additionally, operating expenses decreased slightly in 2012 primarily due to lower cost of equipment sales driven by lower handset unit sales volumes, lower employee-related expenses and the effects of ongoing cost management programs. These combined operating expense reductions were partially offset by higher advertising and marketing expenses associated with new promotional campaigns and T-Mobile's rebranding initiatives.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, as well as proceeds from the issuance of long-term debt and issuance of common stock in connection with public offerings. As of December 31, 2013, our cash and cash equivalents were $5.9 billion. In addition, we have entered into an unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings. We expect our current sources of funding to be sufficient to meet the anticipated liquidity requirements of the Company in the next 12 months and intend to use our current sources of funding for general corporate purposes, including capital investments, enhancing our financial flexibility and opportunistically acquiring additional spectrum in private party transactions and government auctions. We determine future liquidity requirements, for both operations and capital expenditures, based in large part upon projected financial and operating performance. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. There are a number of risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment. We may seek to raise additional debt or equity capital to the extent our projections regarding our liquidity requirements change or on an opportunistic basis when there are favorable market conditions. Further, we may consider entering into factoring arrangements to sell certain service receivables as an additional source of liquidity.

Prior to the completion of the business combination with MetroPCS on April 30, 2013, our sources of liquidity were cash and cash equivalents and short-term investments with Deutsche Telekom included in accounts receivable from affiliates, and cash generated from operations. As of December 31, 2012, our cash and cash equivalents were $394 million and short-term investments with Deutsche Telekom were $650 million.

As of December 31, 2013, our total capital consisted of $20.2 billion in total debt, excluding long-term financial obligation related to the tower transaction, and stockholders’ equity of $14.2 billion. Prior to the closing of the business combination with MetroPCS, Deutsche Telekom effected a recapitalization of T-Mobile USA. T-Mobile USA’s long-term debt to affiliates, with a total principal balance of $14.5 billion, were extinguished and interest rate and cross currency interest rate swaps related to the extinguished notes were settled, in exchange for $11.2 billion of new unsecured senior notes. In October 2013, Deutsche Telekom sold the senior non-reset notes in an aggregate principal amount of $5.6 billion to third parties. In addition, we issued $500 million of unsecured senior notes in August 2013 and $2.0 billion of unsecured senior notes in November 2013. See Note 7 – Debt and Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Stockholders’ equity increased $8.1 billion from December 31, 2012 due to the effects of the recapitalization, the deemed issuance of stock to MetroPCS stockholders, issuance of common stock in connection with a public offering, exercise of stock options and issuance of stock units, and net income for the year ended December 31, 2013. As part of the recapitalization, Deutsche Telekom contributed to T-Mobile approximately $3.1 billion in additional paid-in capital. In connection with the business combination with MetroPCS, common stock representing approximately 74% of the outstanding shares of the combined company were issued to Deutsche Telekom. However, as the transaction was accounted for as a reverse acquisition, stockholders’ equity reflects a $3.0 billion increase for shares deemed issued to MetroPCS stockholders in consideration for their minority share of the combined company. Additionally, as part of the business combination, we acquired $2.1 billion of cash and cash equivalents and assumed long-term debt of MetroPCS with an aggregate fair value amount of $6.3 billion. In November 2013, we completed a public offering of 72,765,000 shares of common stock, including 6,615,000 common shares pursuant to the underwriters’ option to purchase additional shares, for net proceeds of $1.8 billion.

In January 2014, we entered into agreements with Verizon for the acquisition of 700 MHz A-Block spectrum licenses for approximately $2.4 billion in cash and the transfer of certain AWS spectrum and PCS spectrum. We intend to finance the cash consideration payable to Verizon, which is expected to close in mid-2014, with cash on hand as of December 31, 2013, including a portion of the net proceeds from our recent equity and debt offerings.

The indentures governing the long-term debt, excluding capital leases, contain covenants that, among other things, limit our ability to: incur more debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the indentures and the supplemental indentures relating to the long-term debt. As of December 31, 2013, we were in compliance with all restrictive debt covenants.

Capital Expenditures

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial amounts of liquidity. Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure.

The property and equipment capital expenditures for the year ended December 31, 2013 primarily relate to T-Mobile’s network modernization and deployment of 4G LTE in 2013. The capital expenditures for the year ended December 31, 2012 were primarily associated with the continued expansion of our network coverage. During 2012, we were developing plans to deploy 4G LTE in 2013 after the terminated AT&T transaction. As such, capital spending was lower in 2012 than in subsequent periods.

We expect cash capital expenditures for property and equipment to be in the range of $4.3 billion to $4.6 billion for the year ending December 31, 2014. This does not include purchases of spectrum, including the acquisition of 700 MHz A-Block spectrum licenses from Verizon for approximately $2.4 billion in cash and the transfer of certain AWS spectrum and PCS spectrum, which is expected to close in mid-2014.

Cash Flows

The following table shows cash flow information for the year ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in millions)	2013	2012	2011
Net cash provided by operating activities	$3,545	$3,862	$4,980
Net cash used in investing activities	(2,092)	(3,915)	(4,699)
Net cash provided by financing activities	4,044	57	—

The historical cash flows of T-Mobile USA should not be considered representative of the anticipated cash flows of T-Mobile US, Inc., the combined company resulting from the business combination.

Operating Activities

Cash provided by operating activities was $3.5 billion for the year ended December 31, 2013, compared to $3.9 billion for the same period in 2012. The decrease in cash flow provided by operating activities was driven by several factors. Our operating income, exclusive of non-cash items such as impairment charges and depreciation and amortization, declined compared to the same period in the prior year primarily as a result of decreases in branded postpaid revenues. Net changes in working capital decreased slightly due to increases in EIP receivables, offset in part by increases in accounts payable and accrued liabilities due in part to timing of vendor payments.

Cash provided by operating activities was $3.9 billion for the year ended December 31, 2012, compared to $5.0 billion for the year ended December 31, 2011. The decrease in cash flow provided by operating activities in 2012 was driven by several factors. Our operating income, exclusive of non-cash items such as impairment charges, depreciation and amortization, and other non-cash charges, declined compared to the same period in the prior year primarily as a result of decreases in branded postpaid revenues. In addition, we made payments of $193 million primarily for employee-related expenses as a result of the terminated AT&T transaction and paid $53 million for restructuring charges during 2012. Also contributing to the decrease was the significant increase in our customers choosing to finance their wireless handset purchases through our EIP during 2012 compared to 2011.

Investing Activities

Cash used in investing activities was $2.1 billion for the year ended December 31, 2013, compared to $3.9 billion used in the same period in 2012. The decrease was primarily due to the $2.1 billion of cash and cash equivalents we acquired in connection with the business combination with MetroPCS. The decrease was partially offset by $1.1 billion higher purchases of property and equipment during the year ended December 31, 2013, as compared to the same period in 2012, as a result of T-Mobile’s network modernization and deployment of 4G LTE in 2013 described above.

Cash used in investing activities was $3.9 billion for the year ended December 31, 2012, compared to $4.7 billion during the year ended December 31, 2011. The decrease was primarily due to $1.4 billion less invested with Deutsche Telekom on a net basis (short term affiliate loan receivable, net) during 2012 compared to 2011. The decrease in funds invested with Deutsche Telekom in 2012 was the result of utilizing $1.2 billion accounts receivable from affiliates in exchange for rights to spectrum licenses from Deutsche Telekom. The rights to the spectrum licenses were received from AT&T as part of the break-up consideration of the terminated AT&T transaction for the sale of T-Mobile USA. The decrease in funds invested with Deutsche Telekom was offset by higher capital expenditures and expenditures for spectrum licenses in 2012 as a result of our network modernization plan launched in 2012 described above.

Financing Activities

Cash provided by financing activities was $4.0 billion for the year ended December 31, 2013, compared to $57 million for the same period in 2012. The increase was primarily due to net proceeds of $2.5 billion from the issuance of long-term debt, $1.8 billion from the issuance of common stock in connection with a public offering, and proceeds of $137 million from the exercises of stock options issued. The increase was offset by repayments of short-term debt for purchases of property and equipment of $244 million, $80 million relating to the purchase of Cook Inlet's interest in CIVS VII, and a distribution to Deutsche Telekom of $41 million in connection with the recapitalization of T-Mobile USA effected immediately prior to the completion of the business combination with MetroPCS.

Cash provided by financing activities was $57 million during the year ended December 31, 2012, compared to no cash provided for the year ended December 31, 2011. During 2012, T-Mobile completed a transaction to sell the rights to operate its wireless communication towers resulting in net cash proceeds received of $2.5 billion, of which T-Mobile distributed $2.4 billion to Deutsche Telekom.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to making future payments under contracts, such as debt, lease agreements, and purchase obligations. See Note 7 – Debt and Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The following table provides aggregate information about T-Mobile’s contractual obligations as of December 31, 2013:

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$—	$—	$1,500	$17,700	$19,200
Interest expense on long-term debt	1,171	2,429	2,429	3,178	9,207
Financial obligation (2)	164	328	328	1,303	2,123
Non-dedicated transportation lines	606	1,150	630	311	2,697
Operating leases, including dedicated transportation lines	2,199	4,007	3,403	5,233	14,842
Capital lease obligations, including interest	40	84	87	297	508
Vendor financing arrangements	226	—	—	—	226
Purchase obligations (3)	1,168	410	2,078	—	3,656
Total contractual obligations	$5,574	$8,408	$10,455	$28,022	$52,459

(1)
Represents principal amounts of long-term debt at maturity, excluding unamortized premium from purchase price allocation fair value adjustment, capital lease obligations and vendor financing arrangements.

(2)
Future minimum payments, including principal and interest payments and imputed lease rental income, related to the long-term financial obligation recorded in connection with the Tower Transaction. See Note 8 – Tower Transaction and Related Long-Term Financial Obligation of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

(3)
T-Mobile calculated the minimum obligation for certain agreements to purchase goods or services based on termination fees that can be paid to exit the contract. Termination penalties are included in the above table as payments due in less than one year, as this is the earliest T-Mobile could exit these contracts. This table does not include open purchase orders as of December 31, 2013 under normal business purposes.

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

Related Party Transactions

See Note 11 – Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding related party transactions.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the year ended December 31, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

Deutsche Telekom AG, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the year ended December 31, 2013, gross revenues of all Deutsche Telekom affiliates generated by roaming and interconnection traffic with Iran were less than $10 million and estimated net profits were less than $3 million.

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these for the year ended December 31, 2013 were less than $0.4 million. We understand that Deutsche Telekom AG intends to continue these activities.

Restructuring Costs

See Note 13 – Additional Financial Information of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding restructuring costs.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the T-Mobile consolidated financial statements.

Allowances

We maintain an allowance for estimated losses resulting from the failure of customers to make required payments. When determining the allowance T-Mobile considers the probability of recovery based on past experience taking into account current collection trends and general economic factors. Collection risks are assessed for each type of receivable, including EIP receivables, based upon historical and expected write-offs, net of recoveries, and an analysis of the aged accounts receivable balances with reserves generally increasing as the receivable ages. To the extent that actual loss experience differs significantly from historical trends or assumptions, the required allowance amounts could differ from the estimate. Total deferred interest and allowances as of December 31, 2013 and 2012 was approximately 8.6% and 9.6%, respectively, of the total amount of gross accounts receivable, including long-term EIP receivables.

Depreciation

Depreciation commences once assets have been placed in service and is computed using the straight-line method over the estimated useful life of each asset. Depreciable life studies are performed periodically to confirm the appropriateness of depreciable lives for certain categories of property, plant and equipment. These studies take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution. When these factors indicate that an asset’s useful life is different from the previous assessment, the remaining book values are depreciated prospectively over the adjusted remaining estimated useful life. See Note 1 – Summary of Significant Accounting Policies, Note 4 – Property and Equipment and Note 5 – Goodwill, Spectrum Licenses and Intangible Assets of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding depreciation of assets, including underlying management estimates of useful lives.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment

T-Mobile assesses the carrying value of goodwill and other indefinite-lived intangible assets (spectrum licenses) for potential impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that assets might be impaired.

T-Mobile uses a two-step process to determine a possible impairment of goodwill. In the first step, T-Mobile compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using a market method, which is based on market capitalization. Market capitalization is calculated based on the price of our common stock and number of common stock outstanding. The Company recognizes that market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. Historically, the Company estimated the fair value of the reporting unit using a discounted cash flow approach due to the absence of comparable observable market data for T-Mobile.  The discounted cash flow method utilizes future cash flow assumptions are based on estimates of revenues, EBITDA margin and a long-term growth rate taking into consideration expected industry and market conditions. The cash flows are then discounted using a weighted average cost of capital reflecting the risks associated with the business and the projected cash flows. If the carrying amount of the reporting unit exceeds the fair value, the second step of the test is performed.

In the second step, T-Mobile determines the fair values of all of the assets and liabilities of the reporting unit, including those that currently may not be recorded. The excess of the fair value of the reporting unit over the sum of the fair value of all of those assets and liabilities represents the implied goodwill amount. If the implied fair value of goodwill is lower than the carrying amount of goodwill, then an impairment loss is recognized for the difference.

T-Mobile tests its spectrum licenses for impairment on an aggregate basis, consistent with the management of the overall business at a national level. T-Mobile estimates the fair value of the licenses using the Greenfield approach, which is an income approach that estimates the price at which an orderly transaction to sell the asset would take place between market participants at the measurement date under current market conditions. The Greenfield approach values the licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the asset to be valued (in this case, licenses). The value of the licenses can be considered as equal to the present value of the cash flows of this hypothetical start-up company. T-Mobile bases the assumptions underlying the Greenfield approach on a combination of market participant data and T-Mobile’s historical results, trends and business plans. Future cash flows in the Greenfield approach are based on estimates and assumptions of market participant revenues, EBITDA margin, network build-out period, and a long-term growth rate for a market participant. The cash flows are discounted using a weighted average cost of capital. If the carrying amount of spectrum licenses exceeds the fair value, an impairment loss is recognized.

The valuation approaches utilized to estimate fair value for the purposes of the T-Mobile impairment tests of goodwill and spectrum licenses require the use of assumptions and estimates, which involve a degree of uncertainty. If actual results or future expectations are not consistent with the assumptions, this may result in the recording of significant impairment charges on goodwill or spectrum licenses. The most significant assumptions within the valuation models are the discount rate, revenues, EBITDA margins and the long-term growth rate. As a result of an impairment test performed in 2012, T-Mobile recorded an impairment charge on goodwill. As the result of the annual impairment test in 2011, T-Mobile recorded impairment charges on goodwill and spectrum licenses. See Note 1 – Summary of Significant Accounting Policies and Note 5 – Goodwill, Spectrum Licenses and Intangible Assets of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding annual impairment test and impairment charges.

Guarantee Liabilities

In July 2013, T-Mobile launched JUMP!, a handset upgrade program, that provides eligible customers a specific-price trade-in right to upgrade their handset. Participating customers must finance their handset using our EIP. Upon upgrading, the customer will receive a credit in the amount of their outstanding EIP balance provided they trade in their used handset in good working condition and purchase a new handset from T-Mobile.
For customers who enroll in the trade-in program, T-Mobile defers a portion of equipment sales revenue which represents the estimated value of the specified-price trade-in right guarantee. The guarantee liabilities are valued based on various economic and customer behavioral assumptions, which requires judgment, including primarily the customer's estimated remaining EIP balance at trade-in, the expected fair value of the used handset at trade-in, and probability and timing of trade-in. When the customer upgrades their handset, the difference between the trade-in credit to the customer and the fair value of the returned handset is recorded against the guarantee liabilities. All assumptions are reviewed periodically.

Fair Value of Financial Instruments

T-Mobile accounts for certain assets and liabilities at fair value. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company uses a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	Observable inputs that reflect quoted prices in active markets for identical assets or liabilities;

Level 2	Inputs other than the quoted prices in active markets that are observable either directly or indirectly, and;

Level 3	Unobservable inputs for which there is little or no market data, which require T-Mobile to develop its own assumptions.

Derivative instruments are recorded on the balance sheet at their fair values. T-Mobile uses discounted cash flow techniques to determine the fair value, which incorporates market-based observable inputs such as interest rates, credit spreads, forward currency exchange rates and estimates and assumptions such as instrument’s term, notional amounts, discount rate and credit risk. T-Mobile’s derivative instruments comprised of interest rate swaps and cross currency interest rate swaps entered into in connection with long-term debt to affiliates and were classified as Level 2 in the three-tier value hierarchy. Prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring the existing T-Mobile long-term debt to affiliates and all related derivative instruments, which included the interest rate swaps and cross currency interest rate swaps.

Rent Expense

Most of the leases on T-Mobile’s tower sites have fixed rent escalations which provide for periodic increases in the amount of rent payable over time. T-Mobile calculates straight-line rent expense for each of these leases based on the fixed non-cancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on T-Mobile in such amount that a renewal appears, at lease inception, to be reasonably assured. T-Mobile is therefore required at lease inception to make significant assumptions in determining and assessing the factors that constitute a “penalty”. In doing so, T-Mobile primarily considers costs incurred in acquiring and developing new sites, the useful life of site improvements and equipment costs, future economic conditions and the extent to which improvements in wireless technologies can be incorporated into a current assessment of whether an economic compulsion will exist in the future to renew a lease.

Stock-based Compensation

Stock-based compensation cost for stock awards, which includes restricted stock units (“RSU”) and performance stock units (“PSU”) awards, is measured at fair value on the grant date and recognized as an expense, net of expected forfeitures, over the related service period. The fair value of stock awards is based on the closing price of T-Mobile common stock on the date of grant. RSUs are recognized as expense using the straight-line method. PSUs are recognized as expense following a graded vesting schedule. Judgment is required in estimating the amount of stock awards which are expected to be forfeited. If actual results differ significantly from our expected forfeitures, stock-based compensation expense and our results of operations could be impacted.

Income Taxes

T-Mobile recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect when these differences are realized. A valuation allowance is maintained against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. T-Mobile uses judgment to determine the valuation allowance while considering many factors, including recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes and other relevant factors.

T-Mobile accounts for uncertainty in income taxes recognized in the financial statements in accordance with the accounting guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. T-Mobile uses judgment to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position and adjusts the unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The standard requires entities to present information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. The standard also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, the entity should instead cross reference to the related footnote for additional information. The new guidance became effective for T-Mobile for the year ended December 31, 2013. The implementation of this standard affected our disclosures but did not affect our financial condition, results of operations or cash flows.

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

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our long-term debt to affiliates. As of December 31, 2013, we had $5.6 billion in long-term debt with Deutsche Telekom comprised of senior reset notes. Changes in interest rates can lead to significant fluctuations in the fair value of our variable-rate debt instruments.

To perform the sensitivity analysis on the long-term debt to affiliates, we assessed the risk of a change in the fair value from the effect of a hypothetical interest rate change of 100 basis points. As of December 31, 2013, the change in the fair value of our long-term debt to affiliates, based on this hypothetical change, is shown in the table below:

		Fair Value Assuming
(in millions)	Fair Value	+100 Basis Point Shift	-100 Basis Point Shift
Long-term debt to affiliates	$5,866	$5,791	$5,937

Item 8. Financial Statements and Supplementary Data

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of T-Mobile US, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of T-Mobile US, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 25, 2014

T-Mobile US, Inc.
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$5,891	$394
Accounts receivable, net of deferred interest and allowances of $381 and $289	3,619	2,678
Accounts receivable from affiliates	41	682
Inventory	586	457
Current portion of deferred tax assets, net	839	655
Other current assets	1,252	675
Total current assets	12,228	5,541
Property and equipment, net of accumulated depreciation of $19,649 and $17,744	15,349	12,807
Goodwill	1,683	—
Spectrum licenses	18,122	14,550
Other intangible assets, net of accumulated amortization of $476 and $243	1,204	79
Other assets	1,367	645
Total assets	$49,953	$33,622
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$4,567	$3,475
Current payables and short-term debt to affiliates	199	1,619
Short-term debt	244	—
Deferred revenue	445	290
Other current liabilities	353	208
Total current liabilities	5,808	5,592
Long-term debt to affiliates	5,600	13,655
Long-term debt	14,345	—
Long-term financial obligation	2,496	2,461
Deferred tax liabilities	4,645	3,618
Deferred rents	2,113	1,884
Other long-term liabilities	701	297
Total long-term liabilities	29,900	21,915
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 803,262,309 and 535,286,077 shares issued	—	—
Additional paid-in capital	37,330	29,197
Treasury stock, at cost, 1,382,505 and 0 shares issued	—	—
Accumulated other comprehensive income	3	41
Accumulated deficit	(23,088)	(23,123)
Total stockholders' equity	14,245	6,115
Total liabilities and stockholders' equity	$49,953	$33,622

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions, except shares and per share amounts)	2013	2012	2011
Revenues
Branded postpaid revenues	$13,166	$14,521	$16,230
Branded prepaid revenues	4,945	1,715	1,307
Wholesale revenues	613	544	443
Roaming and other service revenues	344	433	501
Total service revenues	19,068	17,213	18,481
Equipment sales	5,033	2,242	1,901
Other revenues	319	264	236
Total revenues	24,420	19,719	20,618
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	5,279	4,661	4,952
Cost of equipment sales	6,976	3,437	3,646
Selling, general and administrative	7,382	6,796	6,728
Depreciation and amortization	3,627	3,187	2,982
MetroPCS transaction and integration costs	108	7	—
Impairment charges	—	8,134	6,420
Restructuring costs	54	85	—
Other, net	(2)	(191)	169
Total operating expenses	23,424	26,116	24,897
Operating income (loss)	996	(6,397)	(4,279)
Other income (expense)
Interest expense to affiliates	(678)	(661)	(670)
Interest expense	(545)	—	—
Interest income	189	77	25
Other income (expense), net	89	(5)	(10)
Total other expense, net	(945)	(589)	(655)
Income (loss) before income taxes	51	(6,986)	(4,934)
Income tax expense (benefit)	16	350	(216)
Net income (loss)	$35	$(7,336)	$(4,718)
Other comprehensive income (loss), net of tax
Net gain (loss) on cross currency interest rate swaps, net of tax effect of $13, $57 and $(28)	23	95	(47)
Net gain (loss) on foreign currency translation, net of tax effect of $(37), $(16) and $29	(62)	(27)	49
Unrealized gain on available-for-sale securities, net of tax effect of $1, $0 and $5	1	1	9
Other comprehensive income (loss), net of tax	(38)	69	11
Total comprehensive loss	$(3)	$(7,267)	$(4,707)
Earnings (loss) per share
Basic	$0.05	$(13.70)	$(8.81)
Diluted	0.05	(13.70)	(8.81)
Weighted average shares outstanding
Basic	672,955,980	535,286,077	535,286,077
Diluted	676,885,215	535,286,077	535,286,077

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2013	2012	2011
Operating activities
Net income (loss)	$35	$(7,336)	$(4,718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Impairment charges	—	8,134	6,420
Depreciation and amortization	3,627	3,187	2,982
Stock-based compensation expense	100	—	—
Deferred income tax expense (benefit)	10	308	(233)
Amortization of debt discount and premium, net	(62)	(81)	(84)
Bad debt expense	463	702	713
Deferred rent expense	229	206	218
Losses (gains) and other, net	209	(258)	(43)
Changes in operating assets and liabilities
Accounts receivable	(1,315)	(700)	(558)
Inventory	42	(2)	166
Other current and long-term assets	(545)	(316)	(182)
Accounts payable and accrued liabilities	611	(32)	103
Other current and long-term liabilities	141	50	196
Net cash provided by operating activities	3,545	3,862	4,980

Investing activities
Purchases of property and equipment	(4,025)	(2,901)	(2,729)
Purchases of intangible assets	(381)	(387)	(23)
Short term affiliate loan receivable, net	300	(651)	(2,005)
Proceeds from disposals of property and equipment and intangible assets	3	51	2
Cash and cash equivalents acquired in MetroPCS business combination	2,144	—	—
Payments to acquire financial assets, net	—	(5)	73
Change in restricted cash equivalents	(100)	—	—
Investments in unconsolidated affiliates, net	(33)	(22)	(17)
Net cash used in investing activities	(2,092)	(3,915)	(4,699)

Financing activities
Proceeds from issuance of long-term debt	2,494	—	—
Proceeds from issuance of common stock in connection with public offering	1,787	—	—
Proceeds from financial obligation	—	2,469	—
Repayments of short-term debt for purchases of property and equipment	(244)	—	—
Repayments related to a variable interest entity	(80)	(9)	—
Distribution to affiliate	(41)	(2,403)	—
Proceeds from exercise of stock options	137	—	—
Other, net	(9)	—	—
Net cash provided by financing activities	4,044	57	—

Change in cash and cash equivalents	5,497	4	281
Cash and cash equivalents
Beginning of year	394	390	109
End of year	$5,891	$394	$390

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statement of Stockholders’ Equity

(in millions, except shares)	Common Stock Outstanding	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2010	535,286,077	$31,600	$(39)	$(11,069)	$20,492
Net loss	—	—	—	(4,718)	(4,718)
Other comprehensive income	—	—	11	—	11
Balance as of December 31, 2011	535,286,077	$31,600	$(28)	$(15,787)	$15,785
Net loss	—	—	—	(7,336)	(7,336)
Other comprehensive income	—	—	69	—	69
Equity distribution of paid-in capital	—	(2,403)	—	—	(2,403)
Balance as of December 31, 2012	535,286,077	$29,197	$41	$(23,123)	$6,115
Net income	—	—	—	35	35
Other comprehensive loss	—	—	(38)	—	(38)
Effects of debt recapitalization	—	3,143	—	—	3,143
MetroPCS shares converted upon reverse merger, net of treasury stock withheld for taxes	184,487,309	2,971	—	—	2,971
Issuance of common stock in connection with public offering	72,765,000	1,787	—	—	1,787
Stock-based compensation	—	100	—	—	100
Exercise of stock options	9,278,599	137	—	—	137
Issuance of vested restricted stock units	62,819	—	—	—	—
Tax impact of stock-based compensation	—	(5)	—	—	(5)
Balance as of December 31, 2013	801,879,804	$37,330	$3	$(23,088)	$14,245

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business

T-Mobile US, Inc. (“T-Mobile” or the “Company”), together with its consolidated subsidiaries, provides mobile communications services under the T-Mobile and MetroPCS brands in the United States, Puerto Rico and the U.S. Virgin Islands. T-Mobile provides services using 4G Long-Term Evolution (“LTE”), Evolved 4G High Speed Packet Access (“HSPA+”), Universal Mobile Telecommunications Systems (“UMTS”), General Packet Radio Service (“GPRS”), Enhanced Data rates for GSM Evolution (“EDGE”), and Global System for Mobile Communications (“GSM”) technologies. T-Mobile also offers a wide selection of wireless handsets and accessories, including smartphones, wireless-enabled computers such as notebooks and tablets, and data cards. Additionally, T-Mobile provides reinsurance for handset insurance policies and extended warranty contracts offered to T-Mobile’s mobile communications customers through a wholly-owned single-parent captive insurance company.

Basis of Presentation

The consolidated financial statements include the balances and results of operations of T-Mobile and its consolidated subsidiaries. T-Mobile consolidates all majority-owned subsidiaries over which it exercises control, as well as variable interest entities where it is deemed to be the primary beneficiary and variable interest entities which cannot be deconsolidated. Intercompany transactions and balances have been eliminated in consolidation.

On April 30, 2013, the business combination involving T-Mobile USA, Inc. (“T-Mobile USA”) and MetroPCS Communications, Inc. (“MetroPCS”) was completed. In connection with the business combination, MetroPCS acquired all of the outstanding capital stock of T-Mobile USA beneficially owned by Deutsche Telekom AG (“Deutsche Telekom”) in consideration for the issuance of shares of common stock representing a majority of the fully diluted shares of the combined company. MetroPCS was subsequently renamed T-Mobile US, Inc. and is the consolidated parent of the Company’s subsidiaries, including T-Mobile USA. The business combination was accounted for as a reverse acquisition with T-Mobile USA as the accounting acquirer. Accordingly, T-Mobile USA’s historical financial statements became the historical financial statements of the combined company. The common shares outstanding and earnings (loss) per share presented for periods up to April 30, 2013 reflect the common shares issued to T-Mobile Global Holding GmbH (“T-Mobile Holding”), an indirect wholly-owned subsidiary of Deutsche Telekom, in connection with the reverse acquisition. See Note 2 – Business Combinations for further information.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the financial statements and accompanying notes. Examples include service revenues earned but not yet billed, allowances for uncollectible accounts and sales returns, guarantee liabilities, tax liabilities, deferred income taxes, including valuation allowances, useful lives of long-lived assets, reasonably assured renewal terms for operating leases, stock-based compensation forfeiture rates, and fair value measurements related to goodwill, spectrum licenses, intangible assets, and derivatives. Estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ from those estimates.

Segments

T-Mobile operates as a single operating segment. As of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, all of T-Mobile’s long-lived assets and revenues related to operations in the United States, Puerto Rico and the U.S. Virgin Islands.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. In 2013, the Company reclassified prior year amounts to conform to the current presentation in the consolidated statements of cash flows for the years ended December 31, 2012 and 2011.  The Company reclassified the amounts in the current period and all prior periods, with the reclassification having no impact on net cash from operating activities.  Additionally, in 2013, the Company recategorized the components of property and equipment for buildings and equipment, leasehold improvements, and wireless communication systems as of December 31, 2013 and 2012.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid interest-earning investments with remaining maturities of three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

T-Mobile is required to restrict cash equivalents as collateral for certain agreements. Cash equivalents with use restrictions of less than twelve months are classified as current. Restricted cash equivalents included in other current assets were $100 million as of December 31, 2013. There were no significant restricted cash equivalents as of December 31, 2012.

Outstanding checks included in accounts payable and accrued liabilities were $342 million and $271 million as of December 31, 2013 and 2012, respectively.

Accounts Receivable and Allowances

Accounts receivable consist of amounts billed and currently due from customers, other carriers and third-party retail channels (“dealers”), as well as revenues earned but not yet billed at the end of each period. T-Mobile maintains an allowance for estimated losses resulting from uncollectible balances based on a number of factors, including collection experience, aging of the accounts receivable portfolio, credit quality of the customer base and other qualitative factors such as macro-economic conditions. The Company writes off account balances if collection efforts are unsuccessful and future collection is unlikely, based on customer credit ratings and the length of time from the original billing date.

Equipment Installment Plan Receivables and Allowances

The Company offers certain retail customers the option to pay for their devices and other purchases in installments using an Equipment Installment Plan (“EIP”). At the time of sale, the Company imputes interest, inclusive of credit risk, on the EIP receivables and records the deferred interest as a reduction to equipment sales and as an allowance against the related accounts receivable. Interest income is recognized over the financed installment term.

Subsequent to the initial determination of deferred interest T-Mobile assesses the need for and, if necessary, recognizes an additional allowance for credit losses, which are expected to exceed the remaining deferred interest balances.  The allowance is based on a number of factors, including collection experience, aging of the accounts receivable portfolio, credit quality of the customer base, and other qualitative factors such as macro-economic conditions. T-Mobile writes off account balances if collection efforts were unsuccessful and future collection is unlikely based on customer credit ratings and the length of time from the original billing date. Equipment sales that are not reasonably assured to be collectible are recorded on a cash basis as payments are received.

Inventory

The Company’s inventory consists primarily of wireless handsets and accessories, which are valued at the lower of cost or market. Cost is determined using standard cost which approximates average cost. T-Mobile sells handsets and other mobile communication devices separately and in connection with service contracts. To the extent the Company sells wireless handsets and other mobile communication devices at prices below cost, the loss on the sale of the handset (“handset subsidy”) is recognized at the time of the sale. The handset subsidy is expected to be recovered through future service revenue provided to the customer. Shipping and handling costs paid to wireless handset, device and accessory vendors are included in the standard cost of inventory. T-Mobile records inventory write-downs for obsolete and slow-moving items based on inventory turnover trends and historical experience.

Long-Lived Assets

Long-lived assets include assets such as property and equipment and intangible assets that do not have indefinite lives. The Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable and exceeds the fair value of the respective asset or asset group. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.

Property and equipment

T-Mobile’s components of property and equipment consist of buildings and equipment, wireless communication systems, leasehold improvements, capitalized software and construction in progress. Buildings and equipment include certain network server equipment. Wireless communication systems include assets to operate the Company’s wireless network and IT data centers, including tower asset leaseholds, assets related to the liability for the retirement of long-lived assets and capital leases. Leasehold improvements include asset improvements other than those related to the wireless network.

Property and equipment are recorded at cost less accumulated depreciation and impairments, if any. Costs of major replacements and improvements are capitalized. Repair and maintenance expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. Construction costs, labor and overhead incurred in the expansion or enhancement of T-Mobile’s wireless network are capitalized. Capitalization commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases at the point at which the asset is ready for its intended use. T-Mobile capitalizes interest associated with the acquisition or construction of certain property and equipment. Capitalized interest is reported as a reduction in interest expense and depreciated over the average useful life of the related assets. The Company recognized capitalized interest of $5 million, $9 million and $24 million for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation commences once assets have been placed in service and is computed using the straight-line method over the estimated useful life of each asset. Depreciable life studies are performed periodically to confirm the appropriateness of useful lives for certain categories of property and equipment. These studies take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution. When these factors indicate that an asset’s useful life is different from the previous assessment, the remaining book value is depreciated prospectively over the adjusted remaining estimated useful life. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease term.

T-Mobile records a liability for the fair value of legal obligations associated with the retirement of tangible long-lived assets and a corresponding increase in the carrying amount of the related asset in the period in which the obligation is incurred. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the asset. The Company’s obligations relate primarily to certain legal obligations to remediate leased property on which the Company’s network infrastructure and administrative assets are located. The Company’s liability associated with the retirement of long-lived assets was $388 million and $136 million as of December 31, 2013 and 2012, respectively. The corresponding asset, net of accumulated depreciation, related to the liability for the retirement of long-lived assets was $240 million and $64 million as of December 31, 2013 and 2012, respectively. The Company recognized accretion expense in cost of services of $15 million, $7 million and $7 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2013, T-Mobile assumed asset retirement obligations in connection with the business combination with MetroPCS of $211 million. During the year ended December 31, 2012, no significant liabilities related to the asset retirement obligation were incurred or settled.

Capital Leases

Capital lease agreements are primarily for distributed antenna systems (“DAS”). Assets related to capital leases are included in wireless communication systems. Future obligations related to capital leases are included in short-term debt and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense.

Software Capitalization

The Company capitalizes certain costs incurred in connection with developing or acquiring internal use software. Capitalization of software costs commences once the final selection of the specific software solution has been made and management authorizes and commits to funding the software project; capitalization ceases at the point at which the software is ready for its intended use. Capitalized costs include direct development costs associated with internal use software, including internal direct labor costs and external costs of materials and services. Capitalized software costs are included in property and equipment, net and amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

Other Intangible Assets

Intangible assets that have finite useful lives are amortized over their useful lives. Customer lists are amortized using the sum-of-the-years-digits method over the expected period in which the relationship is expected to contribute to future cash flows. The remaining finite-lived intangible assets are generally amortized using the straight-line method.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of net identifiable assets acquired in a business combination.

Spectrum Licenses

Spectrum licenses are carried at costs incurred to acquire the licenses and the costs to prepare the licenses for their intended use, if any. The Company has determined that its spectrum licenses should be treated as indefinite-lived intangible assets. The Federal Communications Commission (“FCC”) issues spectrum licenses that authorize wireless carriers to provide service in specific geographic service areas for up to fifteen years. The spectrum licenses provide the Company with the exclusive right to utilize designated radio frequency spectrum to provide mobile communication services. The FCC has specific standards applying to wireless spectrum license renewals which provide that it will award a spectrum license renewal to a licensee that has met certain standards based on past performance. Historically, the FCC has granted license renewals routinely and at a nominal cost. The spectrum licenses held by the Company expire at various dates; however, the Company believes it will be able to meet all requirements necessary to secure renewal of its spectrum licenses. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its spectrum licenses and therefore treats the spectrum licenses as indefinite-lived intangible assets. The Company at times enters into agreements to sell or exchange spectrum licenses.  At the time of entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment and transferred at their carrying value, net of any impairment, to assets held for sale included within other current assets until approval and completion of the exchange or sale.  Spectrum licenses acquired as part of an exchange of nonmonetary assets are valued at fair value at the time the exchange occurs. If the transaction lacks commercial substance or the fair value is not measurable, the acquired spectrum licenses are recorded at the book value of the assets tendered.

Impairment Tests of Goodwill and Indefinite-Lived Intangible Assets

The Company assesses the carrying value of its goodwill and other indefinite-lived intangible assets (spectrum licenses) for potential impairment annually as of December 31 or more frequently if events or changes in circumstances indicate such assets might be impaired.

The Company uses a two-step process to determine impairments of goodwill, which is performed at the reporting unit level.  T-Mobile operates as a single reporting unit. In the first step, the Company compares the fair value of the reporting unit, calculated using a market approach or a discounted cash flow method, to the carrying value. If the fair value is less than the carrying value, the second step is performed. In the second step, the Company determines the fair values of all of the assets and liabilities of the reporting unit, including those that may not be currently recorded. The excess of the fair value of the reporting unit over the sum of the fair value of all of those assets and liabilities represents the implied goodwill amount. If the implied fair value of goodwill is lower than its carrying amount, an impairment loss is recognized for the difference.

The Company tests its spectrum licenses for impairment on an aggregate basis, consistent with the Company's management of the overall business at a national level.  The Company estimates fair value using the Greenfield approach, which is an income approach, to estimate the price at which an orderly transaction to sell the asset would take place between market participants at the measurement date under current market conditions. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized for the difference.

Guarantee Liabilities

T-Mobile offers a handset upgrade program that provides eligible customers a specified-price trade-in right to upgrade their handset, up to twice a year following completion of an initial six-month enrollment period.  Participating customers must finance their handset using an EIP.  Upon upgrading, the customer will receive a credit in the amount of the outstanding EIP balance provided they trade in their eligible used handset in good working condition and purchase a new handset from T-Mobile.

For customers who enroll in the trade-in programs, the Company defers the portion of equipment sales revenue which represents the estimated value of the specified-price trade-in right guarantee.  The guarantee liabilities are valued based on various economic and customer behavioral assumptions, including the customer's estimated remaining EIP balance at trade-in, the expected fair value of the used handset at trade-in, and probability and timing of trade-in.  When the customer upgrades their handset, the difference between the trade-in credit to the customer and the fair value of the returned handset is recorded against the guarantee liabilities.  Guarantee liabilities included in other current liabilities were $191 million as of December 31,

2013.  The estimated EIP receivable balance as of December 31, 2013 if all enrolled handset upgrade program customers were to claim their benefit at the earliest contractual time of eligible trade-in, not including any trade-in value of the required used handset, would be $1.2 billion. This amount is not an indication of the Company’s expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be in good working condition at trade-in, nor does it consider the probability and timing of trade in. There were no guarantee liabilities or maximum potential for losses under the guarantee as of December 31, 2012 as the program was introduced in the third quarter of 2013.

Fair Value Measurements

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

T-Mobile uses observable market data, when available. Assets and liabilities measured at fair value included interest rate swaps and cross currency interest rate swaps.

The carrying values of cash and cash equivalents, accounts receivable, accounts receivable from affiliates and accounts payable approximate fair value due to the short-term maturities of these instruments. There were no financial instruments with a carrying value materially different from their fair value, based on quoted market prices or rates for the same or similar instruments, or internal valuation models.

Derivative Financial Instruments

Derivative instruments are recorded on the balance sheet at fair values. Changes in the fair value of derivative instruments are recognized in net income (loss) or other comprehensive income (loss), depending on the type of derivative and whether the derivative is designated as part of an effective hedge transaction. T-Mobile does not enter into derivatives for trading or speculative purposes.

For derivative instruments not designated as hedging instruments, gains (losses) from changes in fair value are recognized in interest expense.

For derivative instruments designated as cash flow hedges the effective portion of the gains (losses) from changes in fair value are initially reported as a component of other comprehensive income (loss) and subsequently recognized in interest expense in the period during which the hedged transaction affects earnings. The ineffective portion of the gains (losses), if any, is immediately recognized in interest expense. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows of the hedged transaction.

Revenue Recognition

Service revenues are earned from providing access to and usage of the Company's mobile communications network and are recognized when the service is rendered. Service revenues also include revenues earned for providing value added services to customers, such as handset insurance services. Branded postpaid service revenues may be billed in advance or in arrears depending on the plan or contract entered into by the customer. Branded prepaid service revenues include revenues earned from pay-in-advance customers generally not originated under contract; recognition of prepaid revenue is deferred until services are rendered or the prepaid balance expires. Access revenue from customers paying a recurring charge for specified services is recognized ratably over the service period. Usage revenue, including roaming revenue and long-distance revenue, is recognized when the service is rendered. Wholesale revenues are earned for providing services to mobile virtual network operators and machine-to-machine customers and recognized when the service is provided. Roaming and other service revenues primarily include revenues from other wireless carriers for roaming by their customers on the Company's network. Equipment sales, including those on EIP, are composed of revenues from the sale of mobile communication devices and accessories and recognized when the products are delivered to the customer or dealer. Equipment sales that are not reasonably assured to be collectible are recorded on a cash basis as payments are received. For customers enrolled in the JUMP! program, the Company defers a portion of equipment sales revenue. See Guarantee Liabilities for more information.

The Company sells both wireless services and equipment to customers through its company-owned sales channels. For contracts that involve multiple components, such as wireless services and equipment, revenue is allocated between the separate units of accounting, based on such components' relative selling prices on a standalone basis, subject to the requirement that revenue recognized is limited to the amounts already received from the customer that are not contingent upon the delivery of additional products or services to the customer in the future. To the extent the Company charges nonrefundable, up-front activation fees and associated costs, the related revenues are deferred and amortized over the estimated term of the customer relationship.

Federal Universal Service Fund (“USF”) and other fees are assessed by various governmental authorities in connection with the services the Company provides to its customers. When the Company separately bills and collects these regulatory fees from customers, they are recorded gross in service revenues and cost of services. For the years ended December 31, 2013, 2012 and 2011, the Company recorded approximately $362 million, $455 million and $463 million, respectively, of USF and other fees on a gross basis.

Sales, use and excise taxes for all service plans are reported on a net basis in selling, general and administrative expenses.

Lease Accounting

The Company has operating leases for its cell sites, retail locations, corporate offices and dedicated transportation lines, some of which have escalating rentals during the initial lease term and during subsequent optional renewal periods. The Company recognizes rent expense on a straight-line basis, over the initial lease term and renewal periods that are considered reasonably assured at the inception of the lease.

Advertising Expense

T-Mobile expenses the cost of advertising and other promotional expenditures to market the Company's brand as incurred. Advertising expense was $1.0 billion, $949 million and $711 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect when these differences are realized. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of a deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions within the carryforward periods available.

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with the accounting guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company uses judgment to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position and adjusts unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 consisted of adjustments, net of tax, related to unrealized gains (losses) on available-for-sale securities, unrealized gains (losses) on cash flow hedging derivatives, and unrealized gains (losses) on foreign currency translation. These are reported in accumulated other comprehensive income as a separate component of stockholders’ equity until realized in earnings.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares outstanding for the period plus the effect of potential dilutive common shares outstanding during the period, calculated using the treasury stock method. Potential dilutive common shares consist of outstanding stock options, RSU and PSU awards.

Concentrations of Risk

The Company sells handsets, wireless data devices and prepaid cards to T-Mobile's dealer network. T-Mobile's policy is to limit the amount of credit granted to individual dealers and to regularly monitor the dealer accounts receivable balances and activity. No dealer or customer accounted for greater than 10% of revenues or accounts receivable at December 31, 2013 or 2012.

T-Mobile purchases a substantial portion of its wireless infrastructure equipment and handsets from only a few major suppliers. Loss of any of these suppliers could adversely affect operations until a comparable substitute could be found.

Local and long-distance telephone and other companies provide certain communication services to T-Mobile. Disruption of these services could adversely affect operations until an alternative telecommunication provider could be found.

Variable Interest Entities

Variable Interest Entities (“VIEs”) are entities that lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or have equity investors that do not have the ability to make significant decisions relating to the entity's operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The most common type of VIE is a special purpose entity (“SPE”). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are generally structured to insulate investors from claims on the SPE's assets by creditors of other entities, including the creditors of the seller of the assets.

The primary beneficiary is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both the power to direct the activities of an entity that most significantly impact the VIE's economic performance; and through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company performs an assessment to determine the primary beneficiary of the VIEs. T-Mobile consolidates VIEs when it is deemed to be the primary beneficiary or when the VIE cannot be deconsolidated. The Company's Master Prepaid Lease Site SPEs created in the Tower Transaction are variable interest entities. See Note 8 – Tower Transaction and Related Long-Term Financial Obligation for further information.

Cook Inlet/VoiceStream GSM VII PCS Holdings LLC, (“CIVS VII”) was a joint venture funded by contributions from T-Mobile and Cook Inlet Voice and Data Services, Inc. (“Cook Inlet”). CIVS VII was managed by Cook Inlet and owned spectrum licenses. T-Mobile utilized these spectrum licenses under certain operating agreements and compensated CIVS VII based on minutes of use. As T-Mobile was deemed to be the primary beneficiary, CIVS VII was a VIE and its results were consolidated in the Company’s financial statements, which included $236 million in assets held by the joint venture as of December 31, 2012. In 2013, T-Mobile agreed to pay Cook Inlet approximately $94 million, which included $14 million for interest, to purchase the remaining interest in CIVS VII from Cook Inlet, which resulted in CIVS VII becoming an indirect wholly-owned subsidiary of T-Mobile USA. CIVS VII was subsequently combined with, and net assets transferred to, T-Mobile License LLC, a wholly-owned restricted subsidiary of T-Mobile USA.

Recently-Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The standard requires entities to present information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. The standard also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, the entity should instead cross reference to the related footnote for additional information. The new guidance was effective for T-Mobile for the year ended December 31, 2013. The implementation of this standard affected T-Mobile’s disclosures but did not affect its financial condition, results of operations or cash flows.

Note 2 – Business Combinations

Transaction with MetroPCS

Transaction Overview

On October 3, 2012, Deutsche Telekom, T-Mobile Global Zwischenholding GmbH, a direct wholly-owned subsidiary of Deutsche Telekom (“T-Mobile Global”), T-Mobile Holding, a direct wholly-owned subsidiary of T-Mobile Global, T-Mobile USA and MetroPCS entered into a Business Combination Agreement (“BCA”) for the business combination of T-Mobile USA and MetroPCS, which was subsequently amended on April 14, 2013. The business combination provides the Company with expanded scale, spectrum, and financial resources to compete aggressively with other larger U.S. wireless carriers. The stockholders of MetroPCS approved the business combination on April 24, 2013, and the transaction closed on April 30, 2013 (“Acquisition Date”).

The transaction was accounted for as a reverse acquisition under the acquisition method of accounting with T-Mobile USA considered to be the accounting acquirer based upon the terms and conditions set forth in the BCA, including the ability of T-Mobile USA’s stockholder, Deutsche Telekom, to nominate a majority of the board of directors of the Company and Deutsche Telekom’s receipt of shares representing a majority of the outstanding voting shares of the Company. Based on the determination that T-Mobile USA was the accounting acquirer in the transaction, the Company has allocated the purchase price to the fair value of MetroPCS’s assets and liabilities as of the Acquisition Date, with the excess purchase price recorded as goodwill.

Accordingly, the acquired assets and liabilities of MetroPCS are included in the Company’s consolidated balance sheets as of December 31, 2013 and the results of its operations and cash flows are included in the Company’s consolidated statements of comprehensive income (loss) and cash flows for the period from May 1, 2013 through December 31, 2013.
Pursuant to the terms and the conditions as set forth in the BCA:

•
Deutsche Telekom recapitalized T-Mobile USA by retiring T-Mobile USA’s long-term debt to affiliates principal balance of $14.5 billion and all related derivative instruments in exchange for $11.2 billion in new long-term debt to affiliates and additional paid-in capital prior to the closing of the business combination.

•	Deutsche Telekom provided T-Mobile USA with a $500 million unsecured revolving credit facility.

•
MetroPCS effected a recapitalization which consisted of a reverse stock split of the MetroPCS common stock and an aggregate cash payment of $1.5 billion to the MetroPCS stockholders on the Acquisition Date.

•
Thereafter, MetroPCS acquired all of T-Mobile USA’s capital stock from T-Mobile Holding in exchange for common stock representing approximately 74% of the fully diluted shares of the combined company’s common stock on the Acquisition Date.

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

(in millions)	Debt Recapitalization
Retirement of long-term debt to affiliates	$14,450
Elimination of net unamortized discounts and premiums on long-term debt to affiliates	434
Issuance of new long-term debt to affiliates	(11,200)
Settlement of accounts receivable from affiliates and other outstanding balances	(363)
Income tax effect	(178)
Total	$3,143

Reverse Stock Split

On April 30, 2013, as contemplated by the BCA, the Company amended and restated its existing certificate of incorporation in its entirety in the form of the Fourth Amended and Restated Certificate of Incorporation to, among other things, effect a reverse stock split of MetroPCS’s common stock, and change its name to T-Mobile US, Inc. On the Acquisition Date, the Company issued to T-Mobile Holding 535,286,077 shares of common stock in exchange for T-Mobile Holding transferring to the Company all of its rights, title and interest in and to all the equity interests of T-Mobile USA. After giving effect to this transaction, the shares of the Company’s common stock issued to T-Mobile Holding represented approximately 74% of the fully diluted shares of the Company’s common stock on the Acquisition Date. Immediately prior to the Acquisition Date, each issued share of MetroPCS was reverse split, and at consummation of the business combination each issued share was canceled and converted into shares of the Company’s stock totaling 184,487,309 shares of common stock, exclusive of 1,382,505 shares in treasury.

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

Purchase Price Allocation

As T-Mobile USA was the accounting acquirer in the business combination, it has allocated the purchase price to the MetroPCS individually identifiable assets acquired and liabilities assumed based on their estimated fair values on the Acquisition Date. The excess of the purchase price over those fair values was recorded as goodwill. The determination of the fair values of the acquired assets and assumed liabilities required significant judgment, including estimates relating to the decommissioning of network cell sites, the determination of estimated lives of depreciable and intangible assets, and the calculation of the value of inventory, spectrum licenses, customer lists, and trademarks.

The following table summarizes the allocation of the purchase price:

(in millions)	Fair Value
Assets
Cash and cash equivalents	$2,144
Accounts receivable, net	98
Inventory	171
Other current assets	240
Property and equipment	1,475
Spectrum licenses	3,818
Other intangible assets	1,376
Other assets	10
Total assets acquired	9,332
Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	475
Deferred revenues	187
Other current liabilities	15
Deferred tax liabilities	735
Long-term debt	6,277
Other long-term liabilities	355
Total liabilities assumed	8,044
Net identifiable assets acquired	1,288
Goodwill	1,683
Net assets acquired	$2,971

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

For the years ended December 31, 2013 and 2012, the Company recognized transaction costs of $41 million and $7 million, respectively. Transaction costs generally included personnel-related costs associated with the change in control and other acquisition-related charges.  For the year ended December 31, 2013, the Company recognized integration costs of $67 million. Integration costs generally included costs associated with decommissioning overlapping cell sites and combining information technology infrastructures. These costs are included in MetroPCS transaction and integration costs in the consolidated statements of comprehensive income (loss).

Consolidated Statements of Comprehensive Income (Loss) for MetroPCS Operations

The following supplemental information presents the financial results of MetroPCS operations included in the consolidated statements of comprehensive income (loss) since May 1, 2013 for the year ended December 31, 2013:

(in millions)	Year Ended December 31, 2013
Total revenues	$3,366
Income before income taxes	143

Pro Forma Financial Information (Unaudited)

The following pro forma consolidated results of operations for the years ended December 31, 2013 and 2012 assume the business combination was completed as of January 1, 2012, respectively:

	Year Ended December 31,
(in millions, except per share amounts)	2013	2012
Pro forma revenues	$26,158	$24,941
Pro forma net income (loss)	52	(7,297)
Pro forma basic earnings (loss) per share	$0.07	$(10.15)
Pro forma diluted earnings (loss) per share	0.07	(10.15)

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

As the pro forma amounts assumed the business combination was completed as of January 1, 2012, pro forma earnings for the year ended December 31, 2013 excluded $213 million of transaction costs and these costs were included in the pro forma earnings for the year ended December 31, 2012.

The pro forma results include the following:

•
Increase in tax expenses based on the inclusion of MetroPCS in the combined company of $63 million for the year ended December 31, 2013 and a decrease of $215 million for the year ended December 31, 2012;

•
Net decrease to amortization and depreciation expense related to the fair value of the intangible assets and fixed assets acquired of $19 million for the year ended December 31, 2013 and a net increase of $168 million for the year ended December 31, 2012, respectively; and

•
The impact of financing agreements entered into whereby an aggregate of $14.7 billion senior unsecured notes were issued and $14.5 billion of senior unsecured notes previously issued by T-Mobile USA to Deutsche Telekom and $2.5 billion of senior unsecured notes previously issued by MetroPCS were retired in connection with the business combination for a net increase to interest and other income (expense) of $91 million and $119 million for the year ended December 31, 2013 and 2012, respectively.

Termination of Agreement for Sale of T-Mobile to AT&T

In 2011, AT&T and Deutsche Telekom jointly announced the termination of a definitive agreement (“Stock Purchase Agreement”) under which AT&T would have acquired T-Mobile USA from Deutsche Telekom in a cash and stock transaction. AT&T agreed to provide Deutsche Telekom with additional consideration (“break-up consideration”) under the terminated Stock Purchase Agreement. As a result, AT&T made a $3.0 billion cash payment to Deutsche Telekom in December 2011. The break-up consideration also included the right to the transfer of Advanced Wireless Services spectrum (“AWS spectrum”) and a long-term agreement on UMTS roaming within the U.S. that was subsequently entered into in 2012. None of the components of the break-up consideration were reflected in T-Mobile’s consolidated financial statements as of December 31, 2011.

During the year ended December 31, 2012, T-Mobile acquired spectrum licenses valued at $1.2 billion from Deutsche Telekom related to the break-up consideration.

In connection with this terminated transaction, T-Mobile USA incurred AT&T transaction-related costs, primarily consisting of employee-related expenses, included in other, net in the consolidated statements of comprehensive income (loss) of $20 million and $187 million for the years ended December 31, 2012 and 2011, respectively.

Note 3 – Equipment Installment Plan Receivables

T-Mobile offers certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months. The carrying values of EIP receivables approximate fair value as the receivables are recorded at their present value, net of the deferred interest and additional allowance for credit losses. At the time of sale, the Company imputes interest, inclusive of credit risk, on the EIP receivables and records the deferred interest as a reduction to equipment sales and as an allowance against the related accounts receivable. Interest income is recognized over the financed installment term.

The following table summarizes the EIP receivables:

(in millions)	December 31, 2013	December 31, 2012
EIP receivables, gross	$2,882	$816
Deferred interest	(276)	(110)
EIP receivables, net of deferred interest	2,606	706
Allowance for credit losses	(60)	(15)
EIP receivables, net	$2,546	$691

Classified on the balance sheet as:
Accounts receivable, net	$1,471	$475
Other assets	1,075	216
EIP receivables, net	$2,546	$691

Based upon customer credit profiles, T-Mobile classifies EIP receivables into the credit categories of “Prime” and “Subprime”. T-Mobile uses proprietary scoring systems that measure the credit quality of the EIP receivables using several factors, such as credit bureau information, consumer credit risk scores and service plan characteristics. Prime customer receivables are those with lower delinquency risk and Subprime customer receivables are those with higher delinquency risk. Customers within the Subprime category may be required to pay a significant down payment on their equipment purchases. In addition, certain customers within the Subprime category are required to pay an advance deposit.

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	December 31, 2013			December 31, 2012
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$1,482	$1,270	$2,752	$337	$432	$769
Billed - Current	45	45	90	13	21	34
Billed - Past Due	15	25	40	3	10	13
EIP receivables, gross	$1,542	$1,340	$2,882	$353	$463	$816

EIP receivables for which invoices have not yet been generated for the customer are considered Unbilled. EIP receivables for which invoices have been generated but which are not past the contractual due date are considered Billed - Current. EIP receivables for which invoices have been generated and the payment is past the contractual due date are considered Billed - Past Due.

T-Mobile maintains an additional allowance for credit losses exceeding the credit risk recorded as deferred interest.

Activity in the deferred interest and allowance for credit losses for the EIP receivables was as follows:

(in millions)	2013	2012
Deferred interest and allowance for credit losses at beginning of year	$125	$51
Bad debt expense	161	85
Write-offs, net of recoveries	(116)	(80)
Change in deferred interest on short-term and long-term installment receivables	166	69
Deferred interest and allowance for credit losses at end of year	$336	$125

Note 4 – Property and Equipment

The components of property and equipment were as follows:

(in millions)	Useful Lives	December 31, 2013	December 31, 2012
Buildings and equipment	Up to 40 years	$1,862	$1,819
Wireless communications systems	Up to 20 years	24,594	21,030
Leasehold improvements	Up to 12 years	971	965
Capitalized software	Up to 7 years	6,424	5,078
Construction in progress		1,147	1,659
Accumulated depreciation and amortization		(19,649)	(17,744)
Property and equipment, net		$15,349	$12,807

Buildings and equipment, wireless communications systems, leasehold improvements, capitalized software, and construction-in-progress include $49 million, $1.2 billion, $15 million, $162 million, and $71 million, respectively, acquired through the business combination with MetroPCS. See Note 2 – Business Combinations for further information.

Wireless communication systems include capital lease agreements primarily for distributed antenna systems, with varying expiration terms through 2028. As of December 31, 2013, capital lease assets and accumulated amortization were $285 million and $27 million, respectively. As of December 31, 2012, capital lease assets were not significant.

Depreciation expense relating to property and equipment was $3.4 billion, $3.2 billion and $2.9 billion for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2012, the Company recorded additional depreciation expense of $268 million as a result of adjustments to useful lives of network equipment expected to be replaced in connection with T-Mobile's network modernization plans.

Note 5 – Goodwill, Spectrum Licenses and Intangible Assets

Goodwill and Spectrum Licenses

Changes in carrying values of goodwill and spectrum licenses were as follows:

(in millions)	December 31, 2011	Net Changes	December 31, 2012	Net Changes	December 31, 2013
Goodwill, gross	$18,465	$—	$18,465	$1,683	$20,148
Accumulated impairment	(10,331)	(8,134)	(18,465)	—	(18,465)
Goodwill	$8,134	$(8,134)	$—	$1,683	$1,683

Spectrum licenses, gross	$23,251	$1,701	$24,952	$2,895	$27,847
Accumulated impairment	(10,437)	35	(10,402)	677	(9,725)
Spectrum licenses	$12,814	$1,736	$14,550	$3,572	$18,122
Acquisition of Goodwill and Spectrum Licenses

Changes in 2013 include goodwill and spectrum licenses of $1.7 billion and $3.8 billion, respectively, acquired through the business combination with MetroPCS. See Note 2 – Business Combinations for further information. In addition, T-Mobile completed a transaction to purchase AWS spectrum from United States Cellular Corporation (“U.S. Cellular”) for $308 million. Additionally, the Company entered into an agreement with Verizon Communications Inc. (“Verizon”) to exchange certain AWS spectrum and Personal Communications Service spectrum (“PCS spectrum”) in November 2013.  The transaction is subject to regulatory approval. A non-cash gain is expected to be recognized upon close of the transaction.  Spectrum licenses to be transferred under various agreements are classified as held for sale and included in other current assets at their carrying value of $614 million as of December 31, 2013. Spectrum licenses classified as held for sale were not significant as of December 31, 2012.

During the year ended December 31, 2012, the carrying value of spectrum licenses increased primarily as a result of spectrum acquisition activities. T-Mobile acquired spectrum licenses valued at $1.2 billion from Deutsche Telekom, which Deutsche Telekom had received from AT&T as a component of the break-up consideration related to the terminated acquisition of T-

Mobile USA by AT&T in 2011. In addition, T-Mobile completed a transaction to purchase from and exchange with Verizon certain AWS spectrum. As a result of the transaction, the Company received AWS spectrum and transferred certain of its AWS spectrum along with a cash payment to Verizon. A gain of $156 million was recognized as a result of this transaction and is recorded in other, net.

Goodwill Impairment and Indefinite-Lived Intangible Assets Assessment

The Company's annual impairment assessment of goodwill and indefinite-lived intangible assets (spectrum licenses) as of December 31, 2013 resulted in no impairment. The fair value of goodwill is determined using a market method, which is based on market capitalization. Market capitalization is calculated based on the price of our common stock and number of common stock outstanding. The Company estimated the fair value of indefinite-lived intangible assets (spectrum licenses) using the Greenfield approach, which is an income approach.

In October 2012, the business combination of T-Mobile USA and MetroPCS was announced. See Note 2 – Business Combinations for further information. The Company determined the announced transaction was a triggering event for a goodwill impairment assessment.  The fair value of T-Mobile USA implied by using the market value of MetroPCS and the exchange terms contemplated in the BCA was less than the carrying amount, including goodwill, of the Company's single reporting unit. The Company used the fair value implied by the transaction to estimate the fair value of the reporting unit in step one of its goodwill impairment test as it incorporates observable inputs that are considered as Level 2 in the fair value hierarchy. As the carrying value exceeded the fair value of the reporting unit, the Company performed the second step in the goodwill impairment test.

In the second step, the Company concluded that the implied goodwill was zero, and recognized a noncash impairment charge of $8.1 billion for the year ended December 31, 2012. The Company also recorded a related deferred tax benefit of $74 million for the year ended December 31, 2012 to reflect the impact on the respective deferred tax liability due to the reduced book to tax basis difference of goodwill. The Company attributes this impairment to the business impacts from the highly competitive environment and the ongoing challenges in attracting and retaining branded postpaid customers.

The Company's annual impairment assessment of indefinite-lived intangible assets (spectrum licenses) as of December 31, 2012 resulted in no impairment. The Company estimated the fair value of indefinite-lived intangible assets (spectrum licenses) using the Greenfield approach, which is an income approach.

In its annual goodwill impairment test as of December 31, 2011, the carrying value of the reporting unit was determined to exceed its fair value due to the Company experiencing legal and regulatory challenges against a planned sale of the reporting unit, subscriber declines and lower service revenues. The Company estimated the fair value of the reporting unit using an income approach, specifically based on the present value of estimated future cash flows. Future cash flows were based on the Company's estimates of revenues, earnings before interest, tax, depreciation and amortization as a percentage of service revenues ("EBITDA margin") and a long-term growth rate taking into consideration expected industry and market conditions. The cash flows were discounted using a weighted average cost of capital reflecting the risks associated with the business and the projected cash flows. As the estimated fair value of the reporting unit was lower than its carrying value, the Company performed the second step of the impairment test to determine the amount of the goodwill impairment.

In its annual impairment test of spectrum licenses as of December 31, 2011, the Company estimated the fair value using the Greenfield approach, which is an income approach. Future cash flows were based on the Company's estimates and assumptions of revenues, EBITDA margin, network build-out period, and a long-term growth rate for a market participant taking into consideration expected industry and market conditions. The cash flows were discounted using a weighted average cost of capital reflecting the risks associated with the business and the projected cash flows. Due to adverse changes in the competitive landscape and regulatory environment in 2011, management changed its assumptions on which market participants would be able to transact for the asset leading to declines in the estimated cash flows used to value the spectrum licenses. As the estimated fair value of the spectrum licenses was lower than its carrying value, the Company recognized the impairment charge.

In connection with its annual assessment for impairment of goodwill and indefinite-lived intangible assets spectrum licenses as of December 31, 2011, the Company recorded a noncash impairment charge of $3.9 billion against the carrying value of goodwill and $2.5 billion against the carrying value of its spectrum licenses for the year ended December 31, 2011. The Company also recorded a related deferred tax benefit of $1.0 billion for the year ended December 31, 2011 to reflect the impact on the respective deferred tax liability due to the reduced book to tax basis difference of goodwill and spectrum licenses.

Other Intangible Assets

The components of intangible assets were as follows:

	Useful Lives	December 31, 2013			December 31, 2012
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	Up to 6 years	$1,313	$(419)	$894	$209	$(207)	$2
Trademarks and patents	Up to 12 years	292	(38)	254	55	(8)	47
Other	Up to 28 years	75	(19)	56	58	(28)	30
Other intangible assets		$1,680	$(476)	$1,204	$322	$(243)	$79

Customer lists, trademarks and other intangible assets include $1.1 billion, $233 million and $39 million respectively, with useful lives of 6 years, 8 years, and up to 28 years, respectively, related to the business combination with MetroPCS. See Note 2 – Business Combinations for further information.

Amortization expense for intangible assets subject to amortization was $255 million, $27 million and $51 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated aggregate future amortization expense for intangible assets subject to amortization as of December 31, 2013 are $333 million for the year ending 2014, $279 million in 2015, $223 million in 2016, $163 million in 2017, $104 million in 2018 and $102 million thereafter.

Note 6 – Fair Value Measurements and Derivative Instruments

Derivative Financial Instruments

Interest Rate Swaps

Prior to the closing of the business combination, T-Mobile managed interest rate risk related to its long-term debt to affiliates by entering into interest rate swap agreements. T-Mobile held seven interest rate swaps with a total notional amount of $3.6 billion as of December 31, 2012. These interest rate swap agreements were not designated as hedging instruments.

Interest rate swaps were valued using discounted cash flow techniques. These techniques incorporated market-based observable inputs such as interest rates and credit spreads, considering each instrument’s term, notional amount, discount rate and credit risk. T-Mobile’s interest rate swaps were classified as Level 2 in the fair value hierarchy.

Prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring the existing T-Mobile long-term debt to affiliates and all related derivative instruments, which included the interest rate swaps. The related balance in accumulated other comprehensive income was reclassified into net income (loss). As of December 31, 2013, there were no outstanding interest rate swaps.

Cross Currency Interest Rate Swaps

Prior to the closing of the business combination, T-Mobile managed foreign currency risk along with interest rate risk through cross currency interest rate swap agreements related to its intercompany Euro denominated long-term debt to affiliates, which were entered into upon assumption of the notes to fix the future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses over the terms of the long-term debt to affiliates extending to 2025. T-Mobile had three cross currency interest rate swaps with a total notional amount of $2.3 billion as of December 31, 2012. These cross currency interest rate swaps were designated as cash flow hedges and met the criteria for hedge accounting. The hedges were evaluated as highly effective prior to the closing of the business combination with MetroPCS, thus no gains (losses) were recognized due to hedge ineffectiveness.

Cross currency interest rate swaps were valued using discounted cash flow techniques. These techniques incorporated market-based observable inputs such as interest rates and credit spreads, considering each instrument’s term, notional amount, discount rate and credit risk. T-Mobile’s cross currency interest rate swaps were classified as Level 2 in the fair value hierarchy.

Prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring the existing T-Mobile long-term debt to affiliates and all related derivative instruments, which included cross currency interest rate swaps. The related balance in accumulated other comprehensive income was reclassified into net income (loss). As of December 31, 2013, there were no outstanding cross currency interest rate swaps.

Fair value of derivative financial instruments measured on a recurring basis by level were as follows:

	Balance Sheet Location	December 31, 2012
(in millions)		Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	Other current assets	$—	$106	$—	$106
Cross currency interest rate swaps	Other assets	—	144	—	144

The following table summarizes the activity related to derivatives instruments:

	Year Ended December 31,
(in millions)	2013	2012	2011
Gain (loss) recognized in other comprehensive income (loss):
Cross currency interest rate swaps	(17)	139	(79)
Gain recognized in interest expense to affiliates:
Interest rate swaps	8	71	73
Cross currency interest rate swaps	53	10	2

Long-term Debt

The fair value of the Company’s long-term debt to affiliates was determined based on a discounted cash flow approach which considers the future cash flows discounted at current rates. The approach includes an estimate for the stand-alone credit risk of T-Mobile. The Company’s long-term debt to affiliates were classified as Level 2 in the fair value hierarchy. The fair value of the Company’s long-term debt to third parties was determined based on quoted market prices in active markets, and therefore are classified as Level 1 in the fair value hierarchy. In October 2013, Deutsche Telekom sold senior unsecured notes to third parties, and therefore the aggregate principal amount of $5.6 billion of the senior unsecured notes were transferred from Level 2 and are now classified as Level 1 in the fair value hierarchy.

The carrying amounts and fair values of the Company’s long-term debt were as follows:

	December 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt to affiliates	$5,600	$5,866	$14,945	$14,721
Long-term debt to third parties principal, excluding capital leases	13,600	14,251	—	—

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates for the long-term debt. The fair value estimates are based on information available as of December 31, 2013 and 2012. As such, the Company’s estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

Note 7 – Debt

Long-term Debt

Prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring its long-term debt to affiliates principal balance of $14.5 billion in exchange for new senior unsecured notes in an aggregate principal amount of $11.2 billion. Further, in October 2013, Deutsche Telekom sold an aggregate principal amount of $5.6 billion of the senior unsecured notes to third parties. The notes sold by Deutsche Telekom were reclassified from long-term debt to affiliates to long-term debt. Long-term debt to affiliates consisted of Senior Reset Notes of $5.6 billion as of December 31, 2013. See Note 11 – Related Party Transactions for information.

In connection with the business combination with MetroPCS, T-Mobile assumed long-term indebtedness of MetroPCS of $6.3 billion, including capital leases in the amount of $333 million. In addition, certain subsidiaries of T-Mobile became guarantors of the assumed senior unsecured notes previously issued by MetroPCS. Further, the Company issued $500 million of 5.250% Senior Notes due 2018 in August 2013, and $1.0 billion of 6.125% Senior Notes due 2022 and $1.0 billion of 6.500% Senior

Notes due 2024 in November 2013, for which certain subsidiaries are guarantors. See Note 14 – Guarantor Financial Information for the condensed consolidating financial information of T-Mobile’s guarantor subsidiaries.

Long-term debt as of December 31, 2013 was as follows:

(in millions)	December 31, 2013
5.250% Senior Notes due 2018	$500
7.875% Senior Notes due 2018	1,000
5.578% Senior Reset Notes due 2019 (reset date in April 2015 )	1,250
6.464% Senior Notes due 2019	1,250
5.656% Senior Reset Notes due 2020 (reset date in April 2015)	1,250
6.542% Senior Notes due 2020	1,250
6.625% Senior Notes due 2020	1,000
5.747% Senior Reset Notes due 2021 (reset date in October 2015)	1,250
6.250% Senior Notes due 2021	1,750
6.633% Senior Notes due 2021	1,250
5.845% Senior Reset Notes due 2022 (reset date in October 2015)	1,250
6.125% Senior Notes due 2022	1,000
6.731% Senior Notes due 2022	1,250
5.950% Senior Reset Notes due 2023 (reset date in April 2016)	600
6.625% Senior Notes due 2023	1,750
6.836% Senior Notes due 2023	600
6.500% Senior Notes due 2024	1,000
Unamortized premium from purchase price allocation fair value adjustment	410
Capital leases	353
Total debt	19,963
Less: Current portion of capital leases	18
Total long-term debt	$19,945

Classified on the balance sheet as:
Long-term debt to affiliates	$5,600
Long-term debt	14,345
Total long-term debt	$19,945

Interest on the long-term debt, excluding capital leases, is accrued from the date of issuance at stated interest rates and paid semi-annually. The interest rates on the Senior Reset Notes are adjusted at the reset dates to rates defined in the applicable supplemental indenture. The long-term debt may be redeemed in whole or from time to time in part at specified redemption prices.  The long-term debt may also be redeemed using make-whole call provisions or in part with equity proceeds.  All redemptions are subject to the conditions set forth in the applicable supplemental indenture.

Long-term debt as of December 31, 2012 was as follows:

(in millions)	December 31, 2012
Senior Notes due 2013 (1.772% - 7.099%)	$1,273
Senior Notes due 2014 (2.696% - 3.532%)	2,348
Senior Notes due 2015 (2.843%)	1,905
Senior Notes due 2016 (2.739%)	1,000
Senior Notes thereafter (3.652% - 8.195%)	7,956
Unamortized discount and premium, net	463
Total debt	14,945
Less: Current portion of debt	1,290
Long-term debt to affiliates	$13,655

The long-term debt outstanding as of December 31, 2012 accrued interest from the date of issuance at stated interest rates or LIBOR plus an applicable margin, with accrued interest paid semi-annually, quarterly or monthly. The applicable interest rate on certain long-term debt to affiliates was subject to periodic change based on changes in the credit rating of Deutsche Telekom.

Capital Leases

Capital lease agreements are primarily for DAS, with varying expiration terms through 2028. As of December 31, 2013, capital lease obligations were $353 million. As of December 31, 2012, capital lease obligations were not significant. Future minimum payments required under capital leases, including interest, over their remaining terms as of December 31, 2013 are expected to be $40 million for the year ending 2014, $42 million in 2015, $42 million in 2016, $43 million in 2017, $44 million in 2018, and $297 million thereafter, for a total of $508 million, including $155 million in interest.

Short-term Debt

The Company maintains vendor financing arrangements with its primary network equipment suppliers. Under the respective agreements, the Company can obtain extended financing terms. The interest rate on the vendor financing arrangements is determined based on the difference between LIBOR and a specified margin per the agreements. Obligations under the vendor financing arrangements are included in short-term debt. As of December 31, 2013, the outstanding balance was $226 million. As of December 31, 2012, there was no outstanding balance.

Lines and Letters of Credit

T-Mobile has an unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings. T-Mobile had no borrowings outstanding under this facility as of December 31, 2013. For the purposes of securing T-Mobile’s obligations to provide handset insurance services, Deutsche Telekom guaranteed a $58 million letter of credit on the Company’s behalf.

In 2013, T-Mobile amended and restated its credit agreement with U.S. Bank National Association that allowed for the issuance of letters of credit, reducing the aggregate amount permitted from $100 million to the amount currently outstanding under the agreement of approximately $46 million as of December 31, 2013.  Additionally, in December 2013, the Company entered into a new letter of credit reimbursement agreement with Deutsche Bank to be utilized for new letters of credit issued on the Company’s behalf as well as to transition existing letters of credit from the U.S. Bank line in an orderly fashion.  As of December 31, 2013, there were no letters of credit issued under the Deutsche Bank agreement.

Note 8 – Tower Transaction and Related Long-Term Financial Obligation

In November 2012, T-Mobile conveyed to Crown Castle International Corp. (“CCI”) the exclusive right to manage and operate approximately 7,100 T-Mobile owned wireless communication tower sites in exchange for net proceeds of $2.5 billion (“Tower Transaction”), of which the Company distributed $2.4 billion as a dividend to Deutsche Telekom. Rights to approximately 6,200 of the tower sites were transferred to CCI via a Master Prepaid Lease with site lease terms ranging from 23 to 37 years (“MPL Sites”), while the remaining tower sites were sold to CCI (“Sale Sites”). In connection with the Tower Transaction, assets that are essential to operate the tower sites (including ground lease agreements or deeds for the land on which the towers are situated, the towers themselves, and existing subleasing agreements with other mobile network operator tenants, who lease space at the tower sites) and liabilities associated with the operation of the tower sites (including the obligation to pay ground lease rentals, property taxes and other executory costs) were transferred to bankruptcy-remote SPEs. Upon closing of the transaction, CCI acquired all of the equity interests in the SPEs containing the Sale Sites and an option to acquire the MPL Sites at the end of their respective lease terms. T-Mobile and CCI contemporaneously entered into a master lease agreement under which T-Mobile agreed to lease back space at all of the tower sites involved in the Tower Transaction for an initial term of ten years, followed by eight optional five-year renewal terms for a total potential term of up to 50 years. Leaseback rentals will escalate annually based on changes in the Consumer Price Index.

The Company determined that the SPEs containing the MPL Sites (“MPL Site SPEs”) are VIEs as the Company's equity investment lacks (i) the power to direct the activities that most significantly impact the economic performance of the VIEs (such as managing existing tenants, finding new tenants, managing the underlying ground leases, and performing repair and maintenance on the towers); (ii) the obligation to absorb expected losses (such as credit risk associated with current and future tenants); and (iii) the right to receive the expected future residual returns of the SPEs (because CCI holds a purchase option whereby it may purchase the leased properties at a fixed price at the end of the Master Prepaid Lease term). For the aforementioned reasons, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of the MPL Site SPEs.

Due to its continuing involvement with the tower sites, T-Mobile determined that it was precluded from applying sale-leaseback accounting to either the MPL Sites or the Sale Sites and has accounted for the transaction as financing. Consequently, the Company did not derecognize the tower site assets or accrued ground leases that had a carrying value of $806 million and $135 million, respectively. Tower site assets continue to be reported in property and equipment and depreciated. As of December 31, 2013 and 2012, the tower site assets were $1,463 million. As of December 31, 2013 and 2012, the accumulated depreciation was $756 million and $657 million, respectively. Upon closing of the transaction, the Company recorded a long-term financial obligation in the amount of the net proceeds received from CCI, as well as interest on the financial obligation at a rate of approximately 8% using the effective interest method. As of December 31, 2013 and 2012, the long-term financial obligation was $2,496 million and $2,461 million, respectively. The financial obligation is increased by accrued interest expense and amortized through contractual leaseback payments made by T-Mobile to CCI and through estimated future net cash flows generated and retained by CCI from operation of the tower sites.

Future minimum payments related to the financial obligation as of December 31, 2013 are summarized below:

(dollars in millions)	Total
Year Ending December 31,
2014	$164
2015	164
2016	164
2017	164
2018	164
Thereafter	1,303
$2,123

In addition, the Company is contingently liable for future ground lease payments through the remaining term of the MPL as the Company remains an obligor on the ground leases related to the sites. These contingent obligations are not included in the above table as any amount due under ground leases is contractually owed by CCI based on the T-Mobile's subleasing arrangement with CCI. See Note 12 – Commitments and Contingencies for further information.

Note 9 – Employee Compensation and Benefit Plans

Stock Awards

During the second quarter of 2013, the Company’s Board of Directors and stockholders approved the 2013 Omnibus Incentive Plan, which authorized the issuance of up to 63,275,000 shares of common stock. Under the incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, consultants, advisors and non-employee directors. As of December 31, 2013, there were 40 million shares of common stock available for future grants under the incentive plan.

In June 2013, the Company granted restricted stock units (“RSUs”) to eligible employees and certain non-employee directors. RSUs entitle the grantee to receive shares of T-Mobile common stock at the end of a vesting period up to 3.5 years.

In June 2013, the Company also granted performance stock units (“PSUs”) to eligible key executives of the Company. PSUs entitle the holder to receive shares of T-Mobile common stock at the end of a vesting period of approximately 2.5 years if the performance goal is achieved. The number of shares ultimately received is dependent on T-Mobile's business performance against the specified performance goal. The PSUs were considered granted for accounting purposes upon specification of the performance goal in July 2013.

The Company recognized stock-based compensation expense of $100 million and related income tax benefits of $38 million for the year ended December 31, 2013.

The following activity occurred under the RSU and PSU awards:

	Units	Weighted Average Grant-Date Fair Value
Nonvested, December 31, 2012	—	$—
Granted	24,685,791	22.07
Vested	(88,440)	21.28
Forfeited	(1,648,186)	21.22
Nonvested, December 31, 2013	22,949,165	$22.14

Vesting of the stock awards triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. The Company has agreed to withhold stock units from the employee to cover the tax obligation. For the year ended December 31, 2013 the Company withheld 25,621 stock units to cover tax obligations associated with vesting of stock awards.  The net shares issued to the employee are accounted for as outstanding common stock.

As of December 31, 2013, total unrecognized stock-based compensation expense related to nonvested stock awards, net of estimated forfeitures, was $336 million, before income taxes, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock Options

Prior to the business combination, MetroPCS had established the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan, the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan and the Second Amended and Restated 1995 Stock Option Plan (“Predecessor Plans”). The MetroPCS stock options were adjusted in connection with the business combination. See Note 2 – Business Combinations for further information. Following stockholder approval of the Company’s 2013 Omnibus Incentive Plan, no new awards may be granted under the Predecessor Plans.

The following activity occurred under the Predecessor Plans for the period from May 1, 2013 through December 31, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, May 1, 2013	16,738,643	$19.66
Exercised	(9,278,599)	14.43
Expired	(1,127,024)	34.73
Outstanding and exercisable, December 31, 2013	6,333,020	$24.64	4.6

Stock options exercised under the Predecessor Plans generated proceeds of approximately $137 million for the year ended December 31, 2013.  The Company did not realize excess tax benefits for the year ended December 31, 2013 as such benefits would not have reduced income taxes payable.

Employee Retirement Savings Plan

The Company sponsors a retirement savings plan for the majority of its employees under section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pretax income in accordance with specified guidelines. The plans match a percentage of employee contributions up to certain limits. Employer matching contributions were $58 million, $59 million and $51 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Executive Compensation Plan

The Company maintains a performance-based Long Term Incentive Plan (“LTIP”) that aligns to the Company's long-term business strategy. LTIP awards were earned over a performance period of three years with 50% of the target value earned on a ratable schedule and 50% of the target value earned at the end of the three year performance period based on achievement of applicable performance metrics. As of December 31, 2013, there were LTIP awards outstanding for the 2013, 2012 and 2011 plans. Following the business combination with MetroPCS, awards were fixed at 100% attainment and will be paid out over the remaining three year period.  In addition, no new awards are expected be granted under the LTIP.

Compensation expense reported within operating expenses related to the Company's LTIP was $63 million, $82 million and $52 million for the years ended December 31, 2013, 2012 and 2011, respectively. Payments of $61 million, $52 million, and $33 million were made to participants related to T‑Mobile's LTIP during the years ended December 31, 2013, 2012 and 2011, respectively.

Note 10 – Income Taxes

The sources of income (loss) before income taxes were as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011
U.S.	$(5)	$(6,739)	$(4,961)
Foreign	56	(247)	27
Income (loss) before income taxes	$51	$(6,986)	$(4,934)

The total income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011
Current tax expense (benefit)
Federal	$(10)	$8	$(15)
State	6	24	31
Foreign	10	10	1
Total current tax expense	6	42	17
Deferred tax expense (benefit)
Federal	24	321	(396)
State	(22)	(14)	162
Foreign	8	1	1
Total deferred tax expense (benefit)	10	308	(233)
Total income tax expense (benefit)	$16	$350	$(216)

The reconciliation between the United States federal statutory income tax rate and T-Mobile's effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.5	2.5	2.5
Foreign taxes, net of federal benefit	28.2	0.7	(0.1)
Change in valuation allowance	(6.1)	(0.1)	(4.4)
Impairment charges	—	(43.5)	(28.3)
Other state tax items	(34.3)	0.6	(0.4)
Permanent differences	11.3	(0.1)	(0.2)
Other, net	(5.2)	(0.1)	0.3
Effective income tax rate	31.4%	(5.0)%	4.4%

Significant components of deferred income tax assets and liabilities, tax effected, are as follows:

(in millions)	December 31, 2013	December 31, 2012
Deferred tax assets
Loss carryforwards	$2,809	$2,210
Straight line leases	885	755
Reserves and accruals	362	256
Federal and state tax credits	224	206
Debt fair market value adjustment	159	—
Other	274	160
Deferred tax assets, gross	4,713	3,587
Valuation allowance	(537)	(497)
Deferred tax assets, net	4,176	3,090
Deferred tax liabilities
Spectrum licenses	5,007	3,789
Property and equipment	2,550	2,249
Other intangible assets	418	(27)
Other	7	42
Total deferred tax liabilities	7,982	6,053
Net deferred tax liabilities	$3,806	$2,963

Classified on the balance sheet as:
Current deferred tax assets, net	$839	$655
Non-current deferred tax liabilities, net	4,645	3,618
Net deferred tax liabilities	$3,806	$2,963

As of December 31, 2013, the Company has net operating loss (“NOL”) carryforwards (tax effected) for federal income tax purposes of $2.3 billion and for state income tax purposes of $0.5 billion, expiring through 2033.  The Company’s NOL carryforwards for financial reporting purposes were approximately $5 million, tax effected, less than its NOL carryforwards for federal tax purposes as of December 31, 2013, due to the Company’s inability to realize excess tax benefits until such benefits reduce income taxes payable. The Company’s ability to utilize NOL carryforwards in any given year may be limited by certain events, including a significant change in ownership interest. The Company also has available Alternative Minimum Tax credit carryforwards of $172 million as of December 31, 2013, which may be used to reduce regular federal income taxes and have no expiration.

The Company’s valuation allowance as of December 31, 2013 and 2012 was $537 million and $497 million, respectively. The change in the valuation allowance of $40 million is primarily due to an increase in the valuation allowance related to certain tax attributes acquired through the business combination with MetroPCS. Furthermore, $37 million of valuation allowance as of December 31, 2013 and 2012 relates to stock option deductions included in the NOL carryforwards which will be reversed as an increase to equity when the related deferred tax assets are ultimately realized.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) issued final regulations addressing the acquisition, production and improvement of tangible property, and also proposed regulations addressing the disposition of property. These regulations replace previously issued temporary regulations and are effective for tax years beginning January 1, 2014, with optional adoption permitted in 2013. The Company has analyzed the expected impact of the regulations on the Company and concluded that the expected impact is minimal.

The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions in which the Company operates.  The Company is currently under examination by the IRS and by various states.  Management does not believe the resolution of any of the audits will result in a material change to the Company’s financial condition, results of operations or cash flows.  The Company is generally closed to U.S federal, state, and foreign examination for years prior to 1998.

It is reasonably possible that the Company’s gross unrecognized tax benefits could significantly change within the next 12 months due to the closing of examinations.  Due to the unpredictability of the examinations, it is not possible to estimate the amount that the unrecognized tax benefits may change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011
Unrecognized tax benefits at beginning of year	$89	$97	$19
Gross decreases to tax positions in prior periods	(18)	(10)	—
Gross increases to current period tax positions	24	2	78
Gross increase due to current year business combination	83	—	—
Unrecognized tax benefits at end of year	$178	$89	$97

Included in the 2013 increase to unrecognized tax benefits is $83 million related to tax positions acquired through the business combination with MetroPCS. As of December 31, 2013, the Company has $12 million in unrecognized tax benefits that, if recognized, would affect the Company's annual effective tax rate. The Company reports interest and penalties within operating income. The accrued interest and penalties associated with unrecognized tax benefits are insignificant.

Note 11 – Related Party Transactions

Prior to the closing of the business combination, Deutsche Telekom recapitalized T-Mobile by retiring T-Mobile’s long-term debt to affiliates principal balance and all related derivative instruments in exchange for new unsecured senior notes and additional paid-in capital provided by Deutsche Telekom. In connection with the debt recapitalization, other outstanding balances with Deutsche Telekom were settled. See Note 2 – Business Combinations for further information regarding the business combination and the effects on additional paid-in capital as a result of the debt recapitalization and the settlement of the other outstanding balances with Deutsche Telekom. Further, in October 2013, Deutsche Telekom sold a portion of the senior unsecured notes to third parties. In addition, T-Mobile has an unsecured revolving credit facility with Deutsche Telekom and letters of credit guaranteed by Deutsche Telekom. See Note 7 – Debt for further information regarding long-term debt and letters of credit.

Additionally, T-Mobile has related party transactions associated with Deutsche Telekom or its affiliates in the ordinary course of business, which are included in various line items in the consolidated financial statements.

The following table summarizes the significant balances with Deutsche Telekom or its affiliates in the consolidated balance sheets:

(in millions)	December 31, 2013	December 31, 2012
Assets
Accounts receivable from affiliates	$41	$682
Interest rate swaps	—	106
Cross currency interest rate swaps	—	144
Liabilities
Current payables and short-term debt to affiliates	$199	$1,619
Long-term debt to affiliates	5,600	13,655

The following table summarizes the impact of significant transactions with Deutsche Telekom or its affiliates in the consolidated statements of comprehensive income (loss):

	Year Ended December 31,
(in millions)	2013	2012	2011
Fees incurred for use of the T-Mobile brand	$53	$50	$52
Expenses for telecommunications and IT services	102	105	108
Interest expense to affiliates	678	661	670
Net gain (loss) recorded in other comprehensive income (loss), net of tax	(39)	68	2

Note 12 – Commitments and Contingencies

Operating Leases

T-Mobile has operating leases for dedicated transportation lines with varying expiration terms through 2021. In addition, T-Mobile has operating leases for cell sites, switch sites, retail stores and office facilities with contractual terms expiring through 2028. The majority of cell site leases have an initial term of five years to ten years with several renewal options. The Company considers renewal options on leases as being reasonably assured of exercise, thus included in future minimum lease payments for a total term of approximately 15 years.

Future minimum payments for non-cancelable operating leases, including reasonably assured renewal options, are summarized below:

	Operating Leases
(in millions)	Dedicated Transportation Lines	Other Operating Leases
Year Ending December 31,
2014	$236	$1,963
2015	149	1,926
2016	68	1,864
2017	34	1,767
2018	13	1,589
Thereafter	3	5,230
Total	$503	$14,339
In addition, as of December 31, 2013, the Company was contingently liable for approximately $703 million in future ground lease payments as the Company remains an obligor on the ground leases related to the Tower Transaction sites. These contingent obligations are not included in the above table as any amounts due under ground leases are contractually owed by CCI based on T-Mobile's subleasing arrangement with CCI. See Note 8 – Tower Transaction and Related Long-Term Financial Obligation for further information.

Total rent expense under operating leases, including dedicated transportation line, was $2.7 billion, $2.3 billion and $2.4 billion for the year ended December 31, 2013, 2012 and 2011, respectively.

Other Commitments

T-Mobile has commitments for non-dedicated transportation lines with varying expiration terms through 2023. In addition, T-Mobile has commitments to purchase handsets, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2018. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements, but are determined based on the non-cancelable quantities or termination amounts to which the Company was contractually obligated.

In January 2014, T-Mobile entered into agreements with Verizon for the acquisition of 700 MHz A-Block spectrum licenses for approximately $2.4 billion in cash and the transfer of certain AWS spectrum and Personal Communications Service spectrum (“PCS spectrum”). The transaction is not included in Other Purchase Commitments below. See Note 15 – Subsequent Events for further information.

Future minimum payments for non-cancelable purchase commitments are summarized below:

	Purchase Commitments
(in millions)	Non-Dedicated Transportation Lines	Other Purchase Commitments
Year Ending December 31,
2014	$606	$1,168
2015	602	222
2016	548	188
2017	429	2,070
2018	201	8
Thereafter	311	—
Total	$2,697	$3,656

Contingencies and Litigation

T-Mobile is defending one putative stockholder derivative and class action lawsuit challenging the business combination with MetroPCS and alleging that the various defendants breached fiduciary duties, or aided and abetted in the alleged breach of fiduciary duties, to the MetroPCS stockholders by entering into the transaction – Adam Golovoy et al. v. Deutsche Telekom et al., Cause No. CC-12-06144-A (Dallas, Texas County Court at Law). (Six other cases have either been dismissed or have settled.) The complaint alleges claims for relief including, among other things, rescission to the extent the terms of the business combination have already been implemented, damages for the breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs. T-Mobile intends to defend this case vigorously, and we do not expect that it will have a material adverse effect on T-Mobile’s financial position, results of operations or cash flows.

T-Mobile and its subsidiaries are involved in various other lawsuits, regulatory proceedings, and other similar matters, including class actions and intellectual property claims, that arise in the ordinary course of business. Specifically, T-Mobile faces actual and potential litigation and other legal proceedings that challenge customer billing and other business practices, and seek awards of damages, restitution, and/or penalties. For example, state Attorneys General and other government agencies have engaged in investigations and inquiries regarding third-party billing (or “cramming”), and are seeking restitution and changes in business practices by carriers and content providers. Legal proceedings are inherently unpredictable, and often present complex legal and factual issues and can include claims for large amounts of damages or other remedies. While the ultimate outcome of these legal proceedings is uncertain, T-Mobile does not currently expect that these proceedings, individually or in the aggregate, will have a material adverse effect on T-Mobile’s financial position, results of operations or cash flows. This assessment is based on T-Mobile’s current understanding of relevant facts and circumstances. As such, T-Mobile’s view of these matters is subject to inherent uncertainties and may change in the future.

Note 13 – Additional Financial Information

Supplemental Balance Sheet Information

Deferred Interest and Allowances

The following table summarizes the changes in deferred interest and allowances related to its current accounts receivable balances:

(in millions)	2013	2012	2011
Deferred interest at beginning of year	$92	$34	$4
Additions	283	125	50
Interest income	(185)	(72)	(18)
Cancellations and other	(42)	(17)	(3)
Transfer from long-term	64	22	1
Deferred interest at end of year	212	92	34

Allowances at beginning of year	197	313	298
Bad debt expense	463	702	713
Write-offs, net of recoveries	(491)	(818)	(698)
Allowances at end of year	169	197	313

Deferred interest and allowances at end of year	$381	$289	$347

The following table summarizes the changes in deferred interest related to its long-term accounts receivable balances included in other assets:

(in millions)	2013	2012	2011
Deferred interest at beginning of year	$18	$7	$1
Additions	121	35	8
Cancellations and other	(11)	(2)	(1)
Transfer to current	(64)	(22)	(1)
Deferred interest at end of year	$64	$18	$7

See Note 3 – Equipment Installment Plan Receivables for further information on EIP receivables and related deferred interest and allowance for credit losses.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	December 31, 2013	December 31, 2012
Accounts payable	$3,026	$2,161
Property and other taxes, including payroll	534	464
Payroll and related benefits	394	351
Interest	272	—
Dealer commissions	118	138
Toll and interconnect	74	49
Advertising	42	130
Other	107	182
Total accounts payable and accrued liabilities	$4,567	$3,475

Accumulated Other Comprehensive Income

Prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring T-Mobile’s long-term debt to affiliates principal balance and all related derivative instruments, which included the interest rate swaps and cross currency interest rate swaps.

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component:

(in millions)	Cross Currency Interest Rate Swaps	Foreign Currency Translation	Available-for-Sale Securities	Total
Balance, December 31, 2012	$(23)	$62	$2	$41
Unrealized gains (losses) arising during the period	(10)	42	1	33
Reclassification adjustments recognized in net income	33	(104)	—	(71)
Net gain (loss) in other comprehensive income (loss)	23	(62)	1	(38)
Balance, December 31, 2013	$—	$—	$3	$3

The following table presents the effects on net income of amounts reclassified from AOCI (in millions):

		Amount Reclassified from AOCI to Income
AOCI Component	Location	2013	2012	2011
Cross Currency Interest Rate Swaps	Interest expense to affiliates	$(53)	$(10)	$(2)
	Income tax effect	20	4	1
	Net of tax	$(33)	$(6)	$(1)

Foreign Currency Translation	Other income, net	$166	$(2)	$(2)
	Income tax effect	(62)	1	1
	Net of tax	$104	$(1)	$(1)

Total reclassifications, net of tax		$71	$(7)	$(2)

Supplemental Statements of Comprehensive Loss Information

Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share was as follows:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2013	2012	2011
Basic and Diluted Earnings (Loss) Per Share:
Net income (loss)	$35	$(7,336)	$(4,718)

Weighted average shares outstanding - basic	672,955,980	535,286,077	535,286,077
Dilutive effect of outstanding stock options and awards	3,929,235	—	—
Weighted average shares outstanding - diluted	676,885,215	535,286,077	535,286,077

Earnings (loss) per share - basic	$0.05	$(13.70)	$(8.81)
Earnings (loss) per share - diluted	0.05	(13.70)	(8.81)

Potentially dilutive securities were not included in the computation of diluted earnings (loss) per share for certain periods if to do so would have been antidilutive.  For the year ended December 31, 2013, potentially dilutive outstanding stock options of 2,161,350 and unvested stock awards of 2,748,391 as of December 31, 2013 were excluded.  Unvested PSUs were based on the number of shares ultimately expected to vest based on T-Mobile’s business performance against the specified performance goal. There were no potentially dilutive securities for the year ended December 31, 2012 and 2011, respectively.

Restructuring Costs

In 2013, T-Mobile initiated a cost restructuring program in order to reduce its overall cost structure to align with its Un-carrier strategy and position T-Mobile for growth.

In 2012, T-Mobile consolidated its call center operations and restructured operations in other parts of the business to strengthen T-Mobile’s competiveness. Major costs incurred primarily related to lease buyout costs, severance payments and other personnel-related restructuring costs. Lease buyout costs included in accrued liabilities and other long-term liabilities related to the 2012 restructuring program are being relieved over the remaining lease terms through 2022.

Activities associated with T-Mobile’s restructuring plans and respective accrued liabilities were as follows:

(in millions)	2013 Restructuring Program	2012 Restructuring Program	Total Restructuring
Balance, December 31, 2011	$—	$—	$—
Personnel related restructuring costs	—	50	50
Nonpersonnel related restructuring costs	—	35	35
Cash payments	—	(53)	(53)
Balance, December 31, 2012	—	32	32
Restructuring costs	54	—	54
Cash payments	(54)	(10)	(64)
Balance, December 31, 2013	$—	$22	$22

Supplemental Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flows information:

	Year Ended December 31,
(in millions)	2013	2012	2011
Interest and income tax payments:
Interest payments	$1,156	$845	$835
Income tax payments (refunds), net	20	42	16
Noncash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	6	465	(294)
Short-term debt outstanding for financing of property and equipment purchases	226	—	—
Relinquishment of accounts receivable from affiliates in satisfaction of long-term debt to affiliates	—	644	500
Noncash portion of spectrum license transactions	8	1,633	50
Retirement of long-term debt to affiliates	14,450	—	—
Elimination of net unamortized discounts and premiums on long-term debt to affiliates	434	—	—
Issuance of new long-term debt to affiliates	11,200	—	—
Settlement of accounts receivable from affiliates and other outstanding balances	363	—	—
Income tax benefit from debt recapitalization	178	—	—
Net assets acquired in MetroPCS business combination, excluding cash acquired	827	—	—

Supplemental Statements of Stockholders’ Equity Information

Equity Offering

In November 2013, T-Mobile completed a public offering of 72,765,000 shares of common stock, including 6,615,000 common shares pursuant to the underwriters’ option to purchase additional shares, at a price of $25 per share.

Note 14 – Guarantor Financial Information

On April 28, 2013, T-Mobile USA (“Issuer”) issued new long-term debt to affiliates of $11.2 billion to Deutsche Telekom. As described in more detail in Note 2 – Business Combinations, on April 30, 2013, the transactions contemplated by the BCA, were consummated, as a result of which MetroPCS Communications, Inc. (the legal acquirer) acquired all of the outstanding shares of the Issuer. Also on April 30, 2013, the name of MetroPCS Communications, Inc. was changed to T-Mobile US, Inc. In addition, unsecured senior notes of $5.9 billion, including the effects of purchase accounting, were assumed by the Issuer in connection with the closing of the business combination. Further, in October 2013, Deutsche Telekom sold an aggregate principal amount of $5.6 billion of the senior unsecured notes to third parties. The notes were reclassified from long-term debt to affiliates to long-term debt. In 2013, the Issuer issued unsecured senior notes of $2.5 billion.  Pursuant to the indenture and the applicable supplemental indentures, the long-term debt, excluding capital leases, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of the Issuer’s wholly owned subsidiaries (“Guarantor Subsidiaries”). See Note 7 – Debt for further information regarding long-term debt.

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indenture governing the long-term debt contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to Parent. However, the Issuer and Guarantor Subsidiaries are allowed to make certain permitted payments to the Parent under the terms of the indentures and the supplemental indentures. As of December 31, 2013, the Issuer and Guarantor Subsidiaries had restricted net assets of $4.7 billion.

In 2013, T-Mobile entered into an agreement with Cook Inlet to acquire all of Cook Inlet's interest in CIVS VII, a fully consolidated Non-Guarantor Subsidiary, which resulted in CIVS VII becoming an indirect wholly-owned subsidiary of T-Mobile USA. CIVS VII was subsequently combined with, and net assets transferred to, T-Mobile License LLC, a wholly-owned Restricted Subsidiary of T-Mobile USA. As a result the net assets of CIVS VII were included in the Guarantor Subsidiaries condensed consolidating balance sheet information. The guarantees of the long-term debt were unchanged by the transaction. See Note 1 – Summary of Significant Accounting Policies for more information regarding the transaction.

Presented below is the condensed consolidating financial information as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011, respectively. As the business combination was treated as a “reverse acquisition” and the Issuer was treated as the accounting acquirer, the Issuer’s historical financial statements are the historical financial statements of Parent for comparative purposes. As a result the Parent column only reflects activity in the condensed consolidating financial statements presented below for periods subsequent to the consummation of the business combination on April 30, 2013. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet Information
December 31, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,960	$2,698	$57	$176	$—	$5,891
Accounts receivable, net of allowances	—	—	3,541	78	—	3,619
Accounts receivable from affiliates	—	—	41	—	—	41
Inventory	—	—	586	—	—	586
Current portion of deferred tax assets, net	—	—	824	15	—	839
Other current assets	—	—	1,250	2	—	1,252
Total current assets	2,960	2,698	6,299	271	—	12,228
Property and equipment, net of accumulated depreciation	—	—	14,754	595	—	15,349
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	18,122	—	—	18,122
Other intangible assets, net of accumulated amortization	—	—	1,204	—	—	1,204
Investments in subsidiaries, net	11,484	29,123	—	—	(40,607)	—
Intercompany receivables	—	—	418	—	(418)	—
Other assets	2	24	1,292	93	(44)	1,367
Total assets	$14,446	$31,845	$43,772	$959	$(41,069)	$49,953
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$273	$4,218	$76	$—	$4,567
Current payables and short-term debt to affiliates	—	56	143	—	—	199
Short-term debt	—	226	18	—	—	244
Deferred revenue	—	—	445	—	—	445
Other current liabilities	—	—	313	40	—	353
Total current liabilities	—	555	5,137	116	—	5,808
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Long-term debt	—	14,010	335	—	—	14,345
Long-term financial obligation	—	—	365	2,131	—	2,496
Deferred tax liabilities	—	—	4,689	—	(44)	4,645
Deferred rents	—	—	2,113	—	—	2,113
Negative carrying value of subsidiaries, net	—	—	779	—	(779)	—
Intercompany payables	201	183	—	34	(418)	—
Other long-term liabilities	—	13	688	—	—	701
Total long-term liabilities	201	19,806	8,969	2,165	(1,241)	29,900
Total stockholders' equity	14,245	11,484	29,666	(1,322)	(39,828)	14,245
Total liabilities and stockholders' equity	$14,446	$31,845	$43,772	$959	$(41,069)	$49,953

Condensed Consolidating Balance Sheet Information
December 31, 2012

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$287	$107	$—	$394
Accounts receivable, net of allowances	—	—	2,607	71	—	2,678
Accounts receivable from affiliates	—	—	682	—	—	682
Inventory	—	—	457	—	—	457
Current portion of deferred tax assets, net	—	—	640	15	—	655
Other current assets	—	106	565	4	—	675
Total current assets	—	106	5,238	197	—	5,541
Property and equipment, net of accumulated depreciation	—	—	12,129	678	—	12,807
Spectrum licenses	—	—	14,330	220	—	14,550
Other intangible assets, net of accumulated amortization	—	—	79	—	—	79
Investments in subsidiaries, net	—	24,823	—	—	(24,823)	—
Intercompany receivables	—	—	3,760	71	(3,831)	—
Other assets	—	166	427	52	—	645
Total assets	$—	$25,095	$35,963	$1,218	$(28,654)	$33,622
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$—	$3,382	$93	$—	$3,475
Current payables and short-term debt to affiliates	—	1,494	125	—	—	1,619
Deferred revenue	—	—	290	—	—	290
Other current liabilities	—	—	168	40	—	208
Total current liabilities	—	1,494	3,965	133	—	5,592
Long-term debt to affiliates	—	13,655	—	—	—	13,655
Long-term financial obligation	—	—	360	2,101	—	2,461
Deferred tax liabilities	—	—	3,603	15	—	3,618
Deferred rents	—	—	1,884	—	—	1,884
Negative carrying value of subsidiaries, net	—	—	489	—	(489)	—
Intercompany payables	—	3,831	—	—	(3,831)	—
Other long-term liabilities	—	—	297	—	—	297
Total long-term liabilities	—	17,486	6,633	2,116	(4,320)	21,915
Total stockholder’s equity	—	6,115	25,365	(1,031)	(24,334)	6,115
Total liabilities and stockholder’s equity	$—	$25,095	$35,963	$1,218	$(28,654)	$33,622

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Year Ended December 31, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$18,396	$823	$(151)	$19,068
Equipment sales	—	—	5,728	—	(695)	5,033
Other revenues	—	—	251	142	(74)	319
Total revenues	—	—	24,375	965	(920)	24,420
Operating expenses
Cost of services	—	—	5,302	50	(73)	5,279
Cost of equipment sales	—	—	7,180	552	(756)	6,976
Selling, general and administrative	—	—	7,283	190	(91)	7,382
Depreciation and amortization	—	—	3,545	82	—	3,627
MetroPCS transaction and integration costs	—	—	108	—	—	108
Restructuring costs	—	—	54	—	—	54
Other, net	—	—	(2)	—	—	(2)
Total operating expenses	—	—	23,470	874	(920)	23,424
Operating income	—	—	905	91	—	996
Other income (expense)
Interest expense to affiliates	—	(678)	—	—	—	(678)
Interest expense	—	(317)	(55)	(173)	—	(545)
Interest income	—	—	189	—	—	189
Other income (expense), net	—	94	(6)	1	—	89
Total other income (expense), net	—	(901)	128	(172)	—	(945)
Income (loss) before income taxes	—	(901)	1,033	(81)	—	51
Income tax expense (benefit)	—	—	45	(29)	—	16
Earnings (loss) of subsidiaries	(104)	936	(54)	—	(778)	—
Net income (loss)	(104)	35	934	(52)	(778)	35
Other comprehensive income (loss), net of tax	—	(38)	24	—	(24)	(38)
Total comprehensive income (loss)	$(104)	$(3)	$958	$(52)	$(802)	$(3)

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Year Ended December 31, 2012

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$16,610	$712	$(109)	$17,213
Equipment sales	—	—	2,783	—	(541)	2,242
Other revenues	—	—	319	83	(138)	264
Total revenues	—	—	19,712	795	(788)	19,719
Operating expenses
Cost of services	—	—	4,730	69	(138)	4,661
Cost of equipment sales	—	—	3,594	449	(606)	3,437
Selling, general and administrative	—	—	6,689	151	(44)	6,796
Depreciation and amortization	—	—	3,180	7	—	3,187
MetroPCS transaction and integration costs	—	—	7	—	—	7
Impairment charges	—	—	8,134	—	—	8,134
Restructuring costs	—	—	85	—	—	85
Other, net	—	—	(191)	—	—	(191)
Total operating expenses	—	—	26,228	676	(788)	26,116
Operating income (loss)	—	—	(6,516)	119	—	(6,397)
Other income (expense)
Interest expense to affiliates	—	(661)	—	—	—	(661)
Interest income	—	—	77	—	—	77
Other income (expense), net	—	38	(36)	(7)	—	(5)
Total other income (expense), net	—	(623)	41	(7)	—	(589)
Income (loss) before income taxes	—	(623)	(6,475)	112	—	(6,986)
Income tax expense	—	—	310	40	—	350
Loss of subsidiaries	—	(6,713)	—	—	6,713	—
Net income (loss)	—	(7,336)	(6,785)	72	6,713	(7,336)
Other comprehensive income (loss), net of tax	—	69	(41)	—	41	69
Total comprehensive income (loss)	$—	$(7,267)	$(6,826)	$72	$6,754	$(7,267)

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Year Ended December 31, 2011

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$17,958	$635	$(112)	$18,481
Equipment sales	—	—	2,401	—	(500)	1,901
Other revenues	—	—	312	76	(152)	236
Total revenues	—	—	20,671	711	(764)	20,618
Operating expenses
Cost of services	—	—	5,028	76	(152)	4,952
Cost of equipment sales	—	—	3,824	389	(567)	3,646
Selling, general and administrative	—	—	6,623	150	(45)	6,728
Depreciation and amortization	—	—	2,982	—	—	2,982
Impairment Charges	—	—	6,388	32	—	6,420
Other, net	—	—	185	(16)	—	169
Total operating expenses	—	—	25,030	631	(764)	24,897
Operating income (loss)	—	—	(4,359)	80	—	(4,279)
Other income (expense)
Interest expense to affiliates	—	(662)	(8)	—	—	(670)
Interest income	—	—	25	—	—	25
Other income (expense), net	—	(16)	6	—	—	(10)
Total other income (expense), net	—	(678)	23	—	—	(655)
Income (loss) before income taxes	—	(678)	(4,336)	80	—	(4,934)
Income tax expense (benefit)	—	—	(249)	33	—	(216)
Loss of subsidiaries	—	(4,040)	(19)	—	4,059	—
Net income (loss)	—	(4,718)	(4,106)	47	4,059	(4,718)
Other comprehensive income (loss), net of tax	—	11	2	—	(2)	11
Total comprehensive income (loss)	$—	$(4,707)	$(4,104)	$47	$4,057	$(4,707)

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$299	$(1,203)	$4,380	$69	$—	$3,545

Investing activities
Purchases of property and equipment	—	—	(4,025)	—	—	(4,025)
Purchases of intangible assets	—	—	(381)	—	—	(381)
Short term affiliate loan receivable, net	—	—	300	—	—	300
Proceeds from disposals of property and equipment and intangible assets	—	—	3	—	—	3
Cash and cash equivalents acquired in MetroPCS business combination	737	1,407	—	—	—	2,144
Change in restricted cash equivalents	—	—	(100)	—	—	(100)
Investments in unconsolidated affiliates, net	—	—	(33)	—	—	(33)
Net cash provided by (used in) investing activities	737	1,407	(4,236)	—	—	(2,092)

Financing activities
Proceeds from issuance of long-term debt	—	2,494	—	—	—	2,494
Proceeds from issuance of common stock in connection with public offering	1,787	—	—	—	—	1,787
Repayments of short-term debt for purchases of property and equipment	—	—	(244)	—	—	(244)
Repayments related to a variable interest entity	—	—	(80)	—	—	(80)
Distribution to affiliate as a result of debt recapitalization	—	—	(41)	—	—	(41)
Proceeds from exercise of stock options	137	—	—	—	—	137
Other, net	—	—	(9)	—	—	(9)
Net cash provided by (used in) financing activities	1,924	2,494	(374)	—	—	4,044

Change in cash and cash equivalents	2,960	2,698	(230)	69	—	5,497
Cash and cash equivalents
Beginning of period	—	—	287	107	—	394
End of period	$2,960	$2,698	$57	$176	$—	$5,891

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2012

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$—	$(66)	$3,872	$56	$—	$3,862

Investing activities
Purchases of property and equipment	—	—	(2,901)	—	—	(2,901)
Purchases of intangible assets	—	—	(387)	—	—	(387)
Short term affiliate loan receivable, net	—	—	(651)	—	—	(651)
Proceeds from disposals of property and equipment and intangible assets	—	—	51	—	—	51
Payments to acquire financial assets, net	—	—	(5)	—	—	(5)
Investments in unconsolidated affiliates, net	—	—	(22)	—	—	(22)
Net cash used in investing activities	—	—	(3,915)	—	—	(3,915)

Financing activities
Proceeds from financial obligation	—	2,469	—	—	—	2,469
Repayments of financial obligation	—	—	(9)	—	—	(9)
Equity distribution to stockholder	—	(2,403)	—	—	—	(2,403)
Net cash provided by (used in) financing activities	—	66	(9)	—	—	57

Change in cash and cash equivalents	—	—	(52)	56	—	4
Cash and cash equivalents
Beginning of period	—	—	339	51	—	390
End of period	$—	$—	$287	$107	$—	$394

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2011

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$—	$—	$4,960	$91	$(71)	$4,980

Investing activities
Purchases of property and equipment	—	—	(2,729)	—	—	(2,729)
Purchases of intangible assets	—	—	(23)	—	—	(23)
Short term affiliate loan receivable, net	—	—	(2,005)	—	—	(2,005)
Proceeds from disposals of property and equipment and intangible assets	—	—	2	—	—	2
Payments to acquire financial assets, net	—	—	73	—	—	73
Investments in unconsolidated affiliates, net	—	—	(17)	—	—	(17)
Net cash used in investing activities	—	—	(4,699)	—	—	(4,699)

Financing activities
Intercompany dividend paid	—	—	—	(71)	71	—
Net cash provided by (used in) financing activities	—	—	—	(71)	71	—

Change in cash and cash equivalents	—	—	261	20	—	281
Cash and cash equivalents
Beginning of period	—	—	78	31	—	109
End of period	$—	$—	$339	$51	$—	$390

Note 15 – Subsequent Events

Spectrum Acquisition

In January 2014, T-Mobile entered into agreements with Verizon for the acquisition of 700 MHz A-Block spectrum licenses for approximately $2.4 billion in cash and the transfer of certain AWS spectrum and PCS spectrum. The acquired spectrum covers more than 150 million people in 23 major metropolitan markets, comprising approximately 50 percent of the U.S. population or 70 percent of T-Mobile’s existing customer base. A non-cash gain is expected to be recognized upon closing of the transaction, which is expected to occur in mid-2014 and is subject to regulatory approval and other customary closing conditions.

Supplementary Data

Quarterly Financial Information (Unaudited)

(in millions, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Total revenues	$4,677	$6,228	$6,688	$6,827	$24,420
Operating income	379	181	297	139	996
Net income (loss)	107	(16)	(36)	(20)	35
Earnings (loss) per share
Basic	0.20	(0.02)	(0.05)	(0.03)	0.05
Diluted	0.20	(0.02)	(0.05)	(0.03)	0.05
Weighted average shares outstanding
Basic	535,286,077	664,603,682	726,877,458	761,964,720	672,955,980
Diluted	535,286,077	664,603,682	726,877,458	761,964,720	676,885,215
Net income (loss) includes:
MetroPCS transaction and integration costs	13	26	12	57	108
Restructuring costs	31	23	—	—	54
2012
Total revenues	5,034	4,883	4,893	4,909	19,719
Operating income (loss)	$497	$452	$(7,593)	$247	$(6,397)
Net income (loss)	200	207	(7,735)	(8)	(7,336)
Earnings (loss) per share
Basic	0.37	0.39	(14.45)	(0.01)	(13.70)
Diluted	0.37	0.39	(14.45)	(0.01)	(13.70)
Weighted average shares outstanding
Basic	535,286,077	535,286,077	535,286,077	535,286,077	535,286,077
Diluted	535,286,077	535,286,077	535,286,077	535,286,077	535,286,077
Net income (loss) includes:
MetroPCS transaction and integration costs	—	—	—	7	7
Impairment charges	—	—	8,134	—	8,134
Restructuring costs	6	48	36	(5)	85

Earnings (loss) per share is computed independently for each quarter and the sum of the quarters may not equal earnings (loss) per share for the full year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 31, 2013).

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (“the SOX Act”) are filed as exhibits 31.1 and 31.2, respectively, to this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (the "1992 Framework"), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report herein.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers of the Registrant.” Information about our Audit Committee may be found in the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders. That information is incorporated herein by reference.

We adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Controller, which is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the SEC. This code is publicly available on our website at investor.t-mobile.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at investor.t-mobile.com or in a periodic report on Form 8-K filed with the SEC.

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2013.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2013.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2013.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Consolidated Statement of Stockholders’ Equity
Notes to the Consolidated Financial Statements

2. Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

February 25, 2014	/s/ John J. Legere
John J. Legere President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints John J. Legere and J. Braxton Carter, and each or either of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2014.

Signature	Title

/s/ John J. Legere	President and Chief Executive Officer and
John J. Legere	Director (Principal Executive Officer)

/s/ J. Braxton Carter	Executive Vice President and Chief Financial Officer
J. Braxton Carter	(Principal Financial Officer)

/s/ Michael J. Morgan	Senior Vice President, Finance and Chief Accounting
Michael J. Morgan	Officer (Principal Accounting Officer)

/s/ Timotheus Höttges	Chairman of the Board
Timotheus Höttges

/s/ W. Michael Barnes	Director
W. Michael Barnes

/s/ Thomas Dannenfeldt	Director
Thomas Dannenfeldt

/s/ Srikant Datar	Director
Srikant Datar

/s/ Lawrence H. Guffey	Director
Lawrence H. Guffey

/s/ Raphael Kübler	Director
Raphael Kübler

/s/ Thorsten Langheim	Director
Thorsten Langheim

/s/ James N. Perry, Jr.	Director
James N. Perry, Jr.

/s/ Teresa A. Taylor	Director
Teresa A. Taylor

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1	Business Combination Agreement, dated as of October 3, 2012, by and among MetroPCS Communications, Inc., Deutsche Telekom AG, T-Mobile Zwischenholding GMBH, T-Mobile Global Holding GMBH and T-Mobile USA, Inc.	8-K	10/3/2012	2.1
2.2	Consent Solicitation Letter Agreement, dated December 5, 2012, by and among MetroPCS Communications, Inc. and Deutsche Telekom AG, amending Exhibit G to the Business Combination Agreement.	8-K	12/7/2012	2.1
2.3	Amendment No. 1 to the Business Combination Agreement by and among Deutsche Telekom AG, T-Mobile USA, Inc., T-Mobile Global Zwischenholding GmbH, T-Mobile Global Holding GmbH and MetroPCS Communications, Inc., dated April 14, 2013.	8-K	4/15/2013	2.1
3.1	Fourth Amended and Restated Certificate of Incorporation.	8-K	5/2/2013	3.1
3.2	Fifth Amended and Restated Bylaws.	8-K	5/2/2013	3.2
4.1	Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C.	8-K	3/30/2007	4.1
4.2	Amendment No. 1 to the Rights Agreement, dated as of October 3, 2012 between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent.	8-K	10/3/2012	4.1
4.3	Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., a trustee.	8-K	9/21/2010	4.1
4.4	First Supplemental Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	9/21/2010	4.2
4.5	Second Supplemental Indenture, dated November 17, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	11/17/2010	4.1
4.6	Third Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	10-K	3/1/2011	10.19(d)
4.7	Fourth Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	10-K	3/1/2011	10.19(e)
4.8	Fifth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	12/17/2012	4.1
4.9	Sixth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	12/17/2012	4.2
4.10	Seventh Supplemental Indenture, dated as of May 1, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee.	8-K	5/2/2013	4.15
4.11	Eighth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee.	10-Q	8/8/2013	4.19
4.12	Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.13	First Supplemental Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.2
4.14	Form of 6.250% Senior Notes due 2021.	8-K	3/22/2013	4.3
4.15	Second Supplemental Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.4
4.16	Form of 6.625% Senior Notes due 2023.	8-K	3/22/2013	4.5
4.17	Third Supplemental Indenture, dated as of April 29, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.17
4.18	Fourth Supplemental Indenture, dated as of May 1, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.16
4.19	Fifth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.20
4.20	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.21	First Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.2
4.22	Second Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.3
4.23	Third Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.4
4.24	Fourth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.5
4.25	Fifth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.6
4.26	Sixth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.7
4.27	Seventh Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.8
4.28	Eighth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.9
4.29	Ninth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.10
4.30	Tenth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.11
4.31	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.32	Twelfth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.18
4.33	Thirteenth Supplemental Indenture, dated as of August 21, 2013, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.250% Senior Note due 2018.	8-K	8/22/2013	4.1
4.34	Fourteenth Supplemental Indenture, dated as of November 21, 2013, by and among T-Mobile USA, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.125% Senior Note due 2022.	8-K	11/22/2013	4.1
4.35	Fifteenth Supplemental Indenture, dated as of November 21, 2013, by and among T-Mobile USA, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.500% Senior Note due 2024.	8-K	11/22/2013	4.2
4.36	Noteholder Agreement dated as of April 28, 2013, by and between Deutsche Telekom AG and T-Mobile USA, Inc.	8-K	5/2/2013	4.13
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.1
10.2	Amendment No. 1, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.2
10.3	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.3
10.4	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.4
10.5	First Amendment to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.5
10.6	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.6
10.7	First Amendment to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.7

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.8	Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.8
10.9	Stockholder’s Agreement dated as of April 30, 2013 by and between MetroPCS Communications, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.1
10.10	Waiver of Required Approval Under Section 3.6(a) of the Stockholder's Agreement, dated August 7, 2013, between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	8/8/2013	10.10
10.11	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2
10.12	Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., as Borrower, Deutsche Telekom AG, as Lender, the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	5/2/2013	4.14
10.13	Amendment No. 1, dated as of November 15, 2013, to the Credit Agreement, dated May 1, 2013, among T-Mobile US, Inc., T-Mobile USA, Inc., each of the Subsidiaries signatory thereto, Deutsche Telekom AG and the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	11/20/2013	10.1
10.14	Registration Rights Agreement, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Initial Guarantors (as defined therein), and Deutsche Bank Securities, as representative of the Initial Purchasers (as defined therein).	8-K	3/22/2013	10.1
10.15	Registration Rights Agreement, dated as of August 21, 2013, by and among T-Mobile USA, Inc., the Guarantors (as defined therein), and Deutsche Bank Securities Inc., as Initial Purchaser (as defined therein).	8-K	8/21/2013	10.1
10.16*	Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc.	S-1	1/4/2007	10.1(d)
10.17*	First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc.	S-1	1/4/2007	10.1(e)
10.18*	Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc.	S-1	1/4/2007	10.1(f)
10.19*	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan.	S-1/A	2/27/2007	10.1(a)
10.20*	MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan.	Schedule 14A	4/19/2010	Annex A
10.21*	Form of Officer and Director Indemnification Agreement for MetroPCS Communications, Inc.	S-1/A	2/27/2007	10.4
10.22*	Form of Officer Annual Cash Performance Award Agreement for MetroPCS Communications, Inc.	10-Q	10/30/2012	10.4
10.23*	MetroPCS Communications, Inc. Severance Pay Plan.	8-K	5/31/2012	10.1
10.24*	Form Change in Control Agreement for MetroPCS Communications, Inc.	10-Q	8/9/2010	10.2
10.25*	Form Change in Control Agreement Amendment for MetroPCS Communications, Inc.	10-Q	10/30/2012	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.26*	MetroPCS Communications, Inc. Employee Non-qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.	10-K	3/1/2013	10.9(a)
10.27*
MetroPCS Communications, Inc. Non-Employee Director Non-qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.
		10-K	3/1/2013	10.9(b)
10.28*	Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc.	10-Q	8/9/2010	10.5
10.29*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Employee Non-Qualified Stock Option Award Agreement.	10-K	2/29/2012	10.12
10.30*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Non-Employee Director Non-Qualified Stock Option Award Agreement.	10-K	3/1/2013	10.12(b)
10.31*	Employment Agreement of J. Braxton Carter dated as of January 25, 2013.	8-K	5/2/2013	10.3
10.32*	Employment Agreement of Thomas C. Keys dated as of January 25, 2013.	8-K	5/2/2013	10.4
10.33*	Employment Agreement of Dennis T. Currier dated as of April 30, 2013.	8-K	5/2/2013	10.5
10.34*	Employment Agreement of John J. Legere dated as of September 22, 2012.	10-Q	8/8/2013	10.17
10.35*	Amendment to Employment Agreement of John J. Legere dated as of October 23, 2013.				X
10.36*	Form of Indemnification Agreement.	8-K	5/2/2013	10.6
10.37*	Company’s Director Compensation Program dated as of May 1, 2013.	8-K	5/2/2013	10.7
10.38*	T-Mobile USA, Inc. Executive Deferred Compensation Plan.	10-Q	8/8/2013	10.18
10.39*	T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan (As Amended and Restated Effective as of January 1, 2014).				X
10.40*	T-Mobile USA, Inc. 2003 Executive Continuity Bonus Plan.	10-Q	8/8/2013	10.19
10.41*	T-Mobile US, Inc. Executive Continuity Plan as Amended and Restated Effective as of January 1, 2014.	8-K	10/25/2013	10.1
10.42*	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	10-Q	8/8/2013	10.20
10.43*	T-Mobile USA, Inc. 2011 Long-Term Incentive Plan.	10-Q	8/8/2013	10.21
10.44*	T-Mobile USA, Inc. 2013 Annual Corporate Bonus Plan.	10-Q	8/8/2013	10.22
10.45*	Annual Incentive Award Notice under the 2013 Omnibus Incentive Plan.				X
10.46*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2
10.47*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	8/8/2013	10.24
10.48*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	8/8/2013	10.25

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
12.1	Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Registration.				X
23.1	Consent of PricewaterhouseCoopers LLP.				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*    Indicates a management contract or compensatory plan or arrangement.
**    Furnished herein.