Form 10-Q
period 2014-03-31
T-Mobile US, Inc.
filed 2014-05-01
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 28, 2014
Common Stock, $0.00001 par value per share	802,928,895

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$5,471	$5,891
Accounts receivable, net of deferred interest and allowances of $420 and $381	3,560	3,619
Accounts receivable from affiliates	60	41
Inventory	676	586
Current portion of deferred tax assets, net	923	839
Assets held-for-sale	1,362	614
Other current assets	905	638
Total current assets	12,957	12,228
Property and equipment, net of accumulated depreciation of $20,282 and $19,649	15,427	15,349
Goodwill	1,683	1,683
Spectrum licenses	17,383	18,122
Other intangible assets, net of accumulated amortization of $560 and $476	1,123	1,204
Other assets	1,596	1,367
Total assets	$50,169	$49,953
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$4,792	$4,567
Current payables and short-term debt to affiliates	309	199
Short-term debt	151	244
Deferred revenue	459	445
Other current liabilities	399	353
Total current liabilities	6,110	5,808
Long-term debt to affiliates	5,600	5,600
Long-term debt	14,331	14,345
Long-term financial obligation	2,504	2,496
Deferred tax liabilities	4,614	4,645
Deferred rents	2,183	2,113
Other long-term liabilities	671	701
Total long-term liabilities	29,903	29,900
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 804,187,802 and 803,262,309 shares issued, 802,805,297 and 801,879,804 shares outstanding	—	—
Additional paid-in capital	37,395	37,330
Treasury stock, at cost, 1,382,505 and 1,382,505 shares issued	—	—
Accumulated other comprehensive income	—	3
Accumulated deficit	(23,239)	(23,088)
Total stockholders' equity	14,156	14,245
Total liabilities and stockholders' equity	$50,169	$49,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2014	2013
Revenues
Branded postpaid revenues	$3,447	$3,263
Branded prepaid revenues	1,648	503
Wholesale revenues	174	149
Roaming and other service revenues	68	90
Total service revenues	5,337	4,005
Equipment sales	1,448	606
Other revenues	90	66
Total revenues	6,875	4,677
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,464	1,109
Cost of equipment sales	2,286	886
Selling, general and administrative	2,096	1,506
Depreciation and amortization	1,055	755
MetroPCS transaction and integration costs	12	13
Restructuring costs	—	31
Other, net	(10)	(2)
Total operating expenses	6,903	4,298
Operating income (loss)	(28)	379
Other income (expense)
Interest expense to affiliates	(18)	(178)
Interest expense	(276)	(51)
Interest income	75	35
Other expense, net	(6)	(6)
Total other expense, net	(225)	(200)
Income (loss) before income taxes	(253)	179
Income tax expense (benefit)	(102)	72
Net income (loss)	$(151)	$107
Other comprehensive income (loss), net of tax
Net loss on cross currency interest rate swaps, net of tax effect of $0 and ($26)	—	(43)
Net gain on foreign currency translation, net of tax effect of $0 and $25	—	42
Unrealized loss on available-for-sale securities, net of tax effect of ($1) and $0	(3)	—
Other comprehensive loss, net of tax	(3)	(1)
Total comprehensive income (loss)	$(154)	$106
Earnings (loss) per share
Basic	$(0.19)	$0.20
Diluted	(0.19)	0.20
Weighted average shares outstanding
Basic	802,520,723	535,286,077
Diluted	802,520,723	535,286,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Operating activities
Net cash provided by operating activities	$759	$909

Investing activities
Purchases of property and equipment	(947)	(1,076)
Purchases of intangible assets	—	(49)
Short term affiliate loan receivable, net	—	275
Investments in unconsolidated affiliates, net	(11)	—
Other, net	(7)	(4)
Net cash used in investing activities	(965)	(854)

Financing activities
Repayments of short-term debt for purchases of property and equipment	(226)	—
Proceeds from exercise of stock options	14	—
Other, net	(2)	—
Net cash used in financing activities	(214)	—

Change in cash and cash equivalents	(420)	55
Cash and cash equivalents
Beginning of period	5,891	394
End of period	$5,471	$449

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and its consolidated subsidiaries. T-Mobile consolidates all majority-owned subsidiaries over which it exercises control, as well as variable interest entities (“VIE”) where it is deemed to be the primary beneficiary and VIEs which cannot be deconsolidated. Intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 – Acquisitions and Other Transactions

Spectrum License Transactions

In January 2014, T-Mobile entered into agreements with Verizon Communications Inc. (“Verizon”) for the acquisition of 700 MHz A-Block spectrum licenses for approximately $2.4 billion in cash and the transfer of certain Advanced Wireless Services spectrum (“AWS spectrum”) and Personal Communications Service spectrum (“PCS spectrum”). The acquired spectrum covers more than 150 million people in 23 major metropolitan markets, comprising approximately 50 percent of the U.S. population or 70 percent of T-Mobile’s existing customer base. A non-cash gain is expected to be recognized upon closing of the transaction. See Note 8 – Subsequent Events for further information regarding the closing of the transaction.

In November 2013, the Company entered into an agreement with Verizon to exchange certain AWS spectrum and PCS spectrum.  A non-cash gain is expected to be recognized upon close of the transaction. See Note 8 – Subsequent Events for further information regarding the closing of the transaction.

Spectrum licenses to be transferred under various agreements are included in assets held for sale at their carrying value of $1.4 billion and $614 million as of March 31, 2014 and December 31, 2013, respectively.

Factoring Arrangement

Transaction Overview

In February 2014, T-Mobile entered into a two-year factoring arrangement to sell certain service accounts receivable on a revolving basis, subject to a maximum funding limit of $500 million. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature. In connection with the factoring arrangement, the Company formed a wholly owned subsidiary and bankruptcy remote special purpose entity (“Factoring SPE”). Pursuant to the factoring arrangement, certain subsidiaries of T-Mobile will transfer selected receivables to the Factoring SPE.  The Factoring SPE will then sell the receivables to an unaffiliated entity (“Factoring VIE”), which was established to facilitate the sale of ownership interest in the receivables to certain third parties.

Variable Interest Entity

The Company determined the Factoring VIE is a VIE as it lacks sufficient equity to finance its activities. The Company has a variable interest in the Factoring VIE, but is not the primary beneficiary as it lacks the power to direct the activities that most significantly impact the Factoring VIE’s economic performance. As the Company has determined it is not the primary beneficiary and does not hold any equity interest, the results of the Factoring VIE are not consolidated into the Company’s condensed consolidated financial statements.

Sale of Receivables

The sales of receivables through the factoring arrangement are treated as sales of financial assets. Upon sale, T-Mobile derecognizes the receivables, as well as the related allowances, and recognizes the net proceeds in cash provided by operating activities. Any resulting gains or losses from the sale of receivables, as well as factoring fees, are recognized in selling, general and administrative expenses.

As of March 31, 2014, T-Mobile derecognized net receivables of $546 million upon sale through the factoring arrangement.  For the three months ended March 31, 2014, T-Mobile received net cash proceeds of $434 million. The proceeds were net of a receivable for the remainder of the purchase price (“deferred purchase price”), which is received from collections on the service receivables. The deferred purchase price is classified as a trading security and carried at fair value with unrealized gains and losses from changes in fair value included in selling, general and administrative expense. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses unobservable inputs (Level 3 inputs), including customer default rates. Due to the short-term nature of the underlying financial assets, the carrying value approximated fair value. Other current assets related to the factoring arrangement, which were held by the Factoring SPE and primarily consisted of the deferred purchase price, were $99 million as of March 31, 2014.

For the three months ended March 31, 2014, T-Mobile recognized a net expense, which included losses from the sale of receivables, factoring fees and unrealized losses related to the deferred purchase price, of $13 million included in selling, general and administrative expenses.

Continuing Involvement

T-Mobile has continuing involvement with the sold receivables as it services the receivables and is required to repurchase certain receivables, including aged receivables and receivables where write off is imminent, pursuant to the factoring arrangement. T-Mobile will continue to service the customer and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections are reinvested in new receivable sales. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and T-Mobile continues to maintain normal relationships with its customers.

In addition, T-Mobile has continuing involvement related to the sold receivables as it may be responsible for absorbing additional credit losses pursuant to the agreement. The Company’s maximum exposure to loss related to the involvement with the Factoring VIE was $279 million as of March 31, 2014. The maximum exposure to loss, which is required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the contractual proceeds withheld by the Factoring VIE and would also be required to repurchase the maximum amount of receivables pursuant to the agreement without consideration for any recovery.  As T-Mobile believes the probability of these circumstances occurring is very remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

Transaction with MetroPCS

On April 30, 2013, the business combination involving T-Mobile USA, Inc. (“T-Mobile USA”) and MetroPCS Communications, Inc. (“MetroPCS”) was completed. In connection with the business combination, MetroPCS acquired all of the outstanding capital stock of T-Mobile USA beneficially owned by Deutsche Telekom AG (“Deutsche Telekom”) in consideration for the issuance of shares of common stock representing a majority of the fully diluted shares of the combined company. MetroPCS was subsequently renamed T-Mobile US, Inc. and is the consolidated parent of the Company’s subsidiaries, including T-Mobile USA. The business combination was accounted for as a reverse acquisition with T-Mobile USA as the accounting acquirer. Accordingly, T-Mobile USA’s historical financial statements became the historical financial statements of the combined company. The common shares outstanding and earnings (loss) per share presented for periods up to April 30, 2013 reflect the common shares issued to T-Mobile Global Holding GmbH, an indirect wholly-owned subsidiary of Deutsche Telekom, in connection with the reverse acquisition. Additionally, the acquired assets and liabilities of MetroPCS were included in the condensed consolidated balance sheets as of April 30, 2013 and the results of its operations and cash flows are included in the condensed consolidated statements of comprehensive income (loss) and cash flows for periods beginning after May 1, 2013.

Note 3 – Equipment Installment Plan Receivables

T-Mobile offers certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an Equipment Installment Plan (“EIP”). The carrying values of EIP receivables approximate fair value as the receivables are recorded at their present value, net of the deferred interest and additional allowance for credit losses. At the time of sale, the Company imputes interest, inclusive of credit risk, on the EIP receivables and records the deferred interest as a reduction to equipment sales and as an allowance against the related accounts receivable. Interest income is recognized over the financed installment term.

The following table summarizes the EIP receivables:

(in millions)	March 31, 2014	December 31, 2013
EIP receivables, gross	$3,487	$2,882
Deferred interest	(304)	(276)
EIP receivables, net of deferred interest	3,183	2,606
Allowance for credit losses	(97)	(60)
EIP receivables, net	$3,086	$2,546

Classified on the balance sheet as:
Accounts receivable, net	$1,807	$1,471
Other assets	1,279	1,075
EIP receivables, net	$3,086	$2,546

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

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	March 31, 2014			December 31, 2013
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$1,765	$1,562	$3,327	$1,482	$1,270	$2,752
Billed - Current	57	56	113	45	45	90
Billed - Past Due	18	29	47	15	25	40
EIP receivables, gross	$1,840	$1,647	$3,487	$1,542	$1,340	$2,882

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

Activity in the deferred interest and allowance for credit losses for the EIP receivables was as follows:

(in millions)	March 31, 2014
Deferred interest and allowance for credit losses, beginning of period	$336
Bad debt expense	68
Write-offs, net of recoveries	(31)
Change in deferred interest on short-term and long-term EIP receivables	28
Deferred interest and allowance for credit losses, end of period	$401

Note 4 – Fair Value Measurements and Derivative Instruments

Derivative Financial Instruments

Embedded Derivatives

In connection with the business combination with MetroPCS, T-Mobile issued senior reset notes to Deutsche Telekom. The interest rates are adjusted at the reset dates to rates defined in the applicable supplemental indentures to manage interest rate risk related to the senior reset notes. The Company determined certain components of the reset feature are required to be bifurcated from the senior reset notes and separately accounted for as embedded derivative instruments not designated as hedges. T-Mobile held five embedded derivatives as of March 31, 2014 and December 31, 2013, respectively.

The embedded derivatives are carried at fair value with unrealized gains and losses from changes in fair value included in interest expense to affiliates. The fair value of the embedded derivatives was determined using a lattice-based valuation model by determining the fair value of the senior reset notes with and without the embedded derivatives included. The fair value of the senior reset notes with the embedded derivatives utilizes the contractual term of each senior reset note, reset rates calculated based on the spread between specified yield curves and the yield curve on T-Mobile long-term debt adjusted pursuant to the applicable supplemental indentures, and interest rate volatility. Interest rate volatility is a significant unobservable input (Level 3) as it is derived based on weighted risk free rate volatility and credit spread volatility. Significant increases or decreases in the weighting of risk free volatility and credit spread volatility, in isolation, would result in a higher or lower fair value of the embedded derivatives. The embedded derivatives were classified as Level 3 in the fair value hierarchy.

Interest Rate Swaps

Prior to the closing of the business combination with MetroPCS, T-Mobile managed interest rate risk related to its long-term debt to affiliates by entering into interest rate swap agreements. T-Mobile held seven interest rate swaps with a total notional amount of $3.6 billion as of December 31, 2012. These interest rate swap agreements were not designated as hedging instruments.

In April 2013, prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring the existing T-Mobile long-term debt to affiliates and all related derivative instruments, which included the interest rate swaps. The related balance in accumulated other comprehensive income (“AOCI”) was reclassified into net income (loss). As of March 31, 2014 and December 31, 2013, there were no outstanding interest rate swaps.

Cross Currency Interest Rate Swaps

Prior to the closing of the business combination with MetroPCS, T-Mobile managed foreign currency risk along with interest rate risk through cross currency interest rate swap agreements related to its intercompany Euro denominated long-term debt to affiliates, which were entered into upon assumption of the notes to fix the future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses over the terms of the long-term debt to affiliates extending to 2025. T-Mobile had three cross currency interest rate swaps with a total notional amount of $2.3 billion as of December 31, 2012. These cross currency interest rate swaps were designated as cash flow hedges and met the criteria for hedge accounting. The hedges were evaluated as highly effective prior to the closing of the business combination with MetroPCS, thus no gains (losses) were recognized due to hedge ineffectiveness.

In April 2013, prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring the existing T-Mobile long-term debt to affiliates and all related derivative instruments, which included cross currency interest rate swaps. The related balance in AOCI was reclassified into net income (loss). As of March 31, 2014 and December 31, 2013, there were no outstanding cross currency interest rate swaps.

Fair values of derivative instruments measured on a recurring basis by level were as follows:

	Balance Sheet Location	March 31, 2014
(in millions)		Level 1	Level 2	Level 3	Total
Embedded derivatives	Other assets	$—	$—	$48	$48

	Balance Sheet Location	December 31, 2013
(in millions)		Level 1	Level 2	Level 3	Total
Embedded derivatives	Other long-term liabilities	$—	$—	$13	$13

The following table summarizes the activity related to derivatives instruments:

	Three Months Ended March 31,
(in millions)	2014	2013
Loss recognized in other comprehensive loss:
Cross currency interest rate swaps	$—	$(74)
Gain recognized in interest expense to affiliates:
Embedded derivatives	61	—
Interest rate swaps	—	2
Cross currency interest rate swaps	—	5

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

The carrying amounts and fair values of the Company’s long-term debt were as follows:

	March 31, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt to affiliates	$5,600	$5,991	$5,600	$5,866
Long-term debt to third parties principal, excluding capital leases	13,600	14,516	13,600	14,251

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates for the long-term debt. The fair value estimates are based on information available as of March 31, 2014 and December 31, 2013. As such, the Company’s estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

Note 5 – Commitments and Contingencies

Commitments

Purchase Commitments

In January 2014, T-Mobile entered into agreements with Verizon for the acquisition of 700 MHz A-Block spectrum licenses for cash and the transfer of certain AWS spectrum and PCS spectrum. As a result of the transaction, T-Mobile assumed additional future minimum payments for non-cancelable purchase commitments of approximately $2.4 billion. See Note 2 – Acquisitions and Other Transactions for further information regarding the spectrum license transaction.

Guarantee Liabilities

T-Mobile offers a handset upgrade program that provides eligible customers a specified-price trade-in right to upgrade their handset.  Participating customers must finance their handset using an EIP.  Upon upgrading, the customer will receive a credit in the amount of the outstanding EIP balance provided they trade in their eligible used handset in good working condition and purchase a new handset from T-Mobile.

For customers who enroll in the trade-in programs, the Company defers the portion of equipment sales revenue which represents the estimated value of the specified-price trade-in right guarantee.  The guarantee liabilities are valued based on various economic and customer behavioral assumptions, including the customer's estimated remaining EIP balance at trade-in, the expected fair value of the used handset at trade-in, and probability and timing of trade-in.  When the customer upgrades their handset, the difference between the trade-in credit to the customer and the fair value of the returned handset is recorded against the guarantee liabilities.  Guarantee liabilities included in other current liabilities were $264 million and $191 million as of March 31, 2014 and December 31, 2013, respectively.  The estimated EIP receivable balance if all enrolled handset upgrade program customers were to claim their benefit, not including any trade-in value of the required used handset, was $1.7 billion and $1.2 billion as of March 31, 2014 and December 31, 2013, respectively. This is not an indication of the Company’s expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be in good working condition at trade-in, nor does it consider the probability and timing of trade-in.

Contingencies and Litigation

As of March 31, 2014, T-Mobile was a defendant in one putative stockholder derivative and class action lawsuit challenging the business combination with MetroPCS and alleging that the various defendants breached fiduciary duties, or aided and abetted in the alleged breach of fiduciary duties, to the MetroPCS stockholders by entering into the transaction - Adam Golovoy et al. v. Deutsche Telekom et al., Cause No. CC-12-06144-A (Dallas, Texas County Court at Law).  (Six other cases have either been dismissed or have settled.)  The complaint alleged claims for relief including, among other things, rescission to the extent the terms of the business combination have already been implemented, damages for the breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs.  The Golovoy case was settled and dismissed in April 2014.

T-Mobile and its subsidiaries are involved in various lawsuits, regulatory proceedings, and other similar matters, including class actions and intellectual property claims, that arise in the ordinary course of business. Specifically, T-Mobile faces actual and potential litigation and other legal proceedings that challenge customer billing and other business practices, and seek awards of damages, restitution, and/or penalties. For example, state Attorneys General and other government agencies have engaged in investigations and inquiries regarding third-party billing (or “cramming”), and are seeking restitution and changes in business practices by carriers and content providers. Legal proceedings are inherently unpredictable, and often present complex legal and factual issues and can include claims for large amounts of damages or other remedies. While T-Mobile currently does not expect that these proceedings, individually or in the aggregate, will have a material adverse effect on T-Mobile’s financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on our results of operations or cash flows for a particular period. This assessment is based on T-Mobile’s current understanding of relevant facts and circumstances. As such, T-Mobile’s view of these matters is subject to inherent uncertainties and may change in the future.

Note 6 – Additional Financial Information

Supplemental Balance Sheet Information

Cash and Cash Equivalents

T-Mobile is required to restrict cash equivalents as collateral for certain agreements.  Restricted cash equivalents included in other current assets were $100 million as of March 31, 2014 and December 31, 2013 respectively.

Accumulated Other Comprehensive Income

The following table presents the effects on net income (loss) of amounts reclassified from AOCI (in millions):

		Amount Reclassified from AOCI to Income
AOCI Component	Location	Three Months Ended March 31, 2013
Cross Currency Interest Rate Swaps	Interest expense to affiliates	$(5)
	Income tax effect	2
Total reclassifications	Net of tax	$(3)

Supplemental Statements of Comprehensive Income (Loss) Information

Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2014	2013
Basic and Diluted Earnings (Loss) Per Share:
Net income (loss)	$(151)	$107

Weighted average shares outstanding - basic	802,520,723	535,286,077
Dilutive effect of outstanding stock options and awards	—	—
Weighted average shares outstanding - diluted	802,520,723	535,286,077

Earnings (loss) per share - basic	$(0.19)	$0.20
Earnings (loss) per share - diluted	(0.19)	0.20

Potentially dilutive securities were not included in the computation of diluted earnings (loss) per share for certain periods if to do so would have been antidilutive.  As the Company incurred a net loss for the three months ended March 31, 2014, all outstanding stock options of 5,485,186 and unvested stock awards of 23,591,949 as of March 31, 2014 were excluded.  Unvested performance stock units were based on the number of shares ultimately expected to vest based on T-Mobile’s business performance against the specified performance goal.

Supplemental Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flows information:

	Three Months Ended March 31,
(in millions)	2014	2013
Interest and income tax payments:
Interest payments	$286	$258
Income tax refunds, net	—	(4)
Noncash investing and financing activities:
Increase (decrease) in accounts payable for purchases of property and equipment	(13)	111
Short-term debt outstanding for financing of property and equipment purchases	133	—

Note 7 – Guarantor Financial Information

Pursuant to the applicable indentures and supplemental indentures, the long-term debt, excluding capital leases, issued by T-Mobile USA (“Issuer”) is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of the Issuer’s wholly owned subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indentures governing the long-term debt contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to Parent. However, the Issuer and Guarantor Subsidiaries are allowed to make certain permitted payments to the Parent under the terms of the indentures and the supplemental indentures.

In February 2014, T-Mobile entered into a factoring arrangement to sell certain service accounts receivable on a revolving basis. In connection with the factoring arrangement, the Company formed the Factoring SPE, which is included in the Non-Guarantor Subsidiaries condensed consolidating financial information. See Note 2 – Acquisitions and Other Transactions for further information regarding the factoring arrangement.

Presented below is the condensed consolidating financial information as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014, and March 31, 2013, respectively. As the business combination was treated as a “reverse acquisition” and the Issuer was treated as the accounting acquirer, the Issuer’s historical financial statements are the historical financial statements of Parent for comparative purposes. As a result the Parent column only reflects activity in the condensed consolidating financial statements presented below for periods subsequent to the consummation of the business combination on April 30, 2013. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet Information
As of March 31, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,979	$2,232	$63	$197	$—	$5,471
Accounts receivable, net	—	—	3,427	133	—	3,560
Accounts receivable from affiliates	—	—	60	—	—	60
Inventory	—	—	676	—	—	676
Current portion of deferred tax assets, net	—	—	908	15	—	923
Assets held-for-sale	—	—	1,362	—	—	1,362
Other current assets	—	—	788	117	—	905
Total current assets	2,979	2,232	7,284	462	—	12,957
Property and equipment, net of accumulated depreciation	—	—	14,852	575	—	15,427
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	17,383	—	—	17,383
Other intangible assets, net of accumulated amortization	—	—	1,123	—	—	1,123
Investments in subsidiaries, net	11,333	29,211	99	—	(40,643)	—
Intercompany receivables	—	—	239	—	(239)	—
Other assets	2	76	1,507	68	(57)	1,596
Total assets	$14,314	$31,519	$44,170	$1,105	$(40,939)	$50,169
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$262	$4,360	$170	$—	$4,792
Current payables and short-term debt to affiliates	—	136	173	—	—	309
Short-term debt	—	133	18	—	—	151
Deferred revenue	—	—	459	—	—	459
Other current liabilities	—	—	399	—	—	399
Total current liabilities	—	531	5,409	170	—	6,110
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Long-term debt	—	13,998	333	—	—	14,331
Long-term financial obligation	—	—	366	2,138	—	2,504
Deferred tax liabilities	—	—	4,671	—	(57)	4,614
Deferred rents	—	—	2,183	—	—	2,183
Negative carrying value of subsidiaries, net	—	—	792	—	(792)	—
Intercompany payables	158	57	—	24	(239)	—
Other long-term liabilities	—	—	671	—	—	671
Total long-term liabilities	158	19,655	9,016	2,162	(1,088)	29,903
Total stockholders' equity	14,156	11,333	29,745	(1,227)	(39,851)	14,156
Total liabilities and stockholders' equity	$14,314	$31,519	$44,170	$1,105	$(40,939)	$50,169

Condensed Consolidating Balance Sheet Information
As of December 31, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,960	$2,698	$57	$176	$—	$5,891
Accounts receivable, net	—	—	3,541	78	—	3,619
Accounts receivable from affiliates	—	—	41	—	—	41
Inventory	—	—	586	—	—	586
Current portion of deferred tax assets, net	—	—	824	15	—	839
Assets held-for-sale	—	—	614	—	—	614
Other current assets	—	—	636	2	—	638
Total current assets	2,960	2,698	6,299	271	—	12,228
Property and equipment, net of accumulated depreciation	—	—	14,754	595	—	15,349
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	18,122	—	—	18,122
Other intangible assets, net of accumulated amortization	—	—	1,204	—	—	1,204
Investments in subsidiaries, net	11,484	29,123	—	—	(40,607)	—
Intercompany receivables	—	—	418	—	(418)	—
Other assets	2	24	1,292	93	(44)	1,367
Total assets	$14,446	$31,845	$43,772	$959	$(41,069)	$49,953
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$273	$4,218	$76	$—	$4,567
Current payables and short-term debt to affiliates	—	56	143	—	—	199
Short-term debt	—	226	18	—	—	244
Deferred revenue	—	—	445	—	—	445
Other current liabilities	—	—	313	40	—	353
Total current liabilities	—	555	5,137	116	—	5,808
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Long-term debt	—	14,010	335	—	—	14,345
Long-term financial obligation	—	—	365	2,131	—	2,496
Deferred tax liabilities	—	—	4,689	—	(44)	4,645
Deferred rents	—	—	2,113	—	—	2,113
Negative carrying value of subsidiaries, net	—	—	779	—	(779)	—
Intercompany payables	201	183	—	34	(418)	—
Other long-term liabilities	—	13	688	—	—	701
Total long-term liabilities	201	19,806	8,969	2,165	(1,241)	29,900
Total stockholders' equity	14,245	11,484	29,666	(1,322)	(39,828)	14,245
Total liabilities and stockholders' equity	$14,446	$31,845	$43,772	$959	$(41,069)	$49,953

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended March 31, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$5,150	$265	$(78)	$5,337
Equipment sales	—	—	1,597	—	(149)	1,448
Other revenues	—	—	58	34	(2)	90
Total revenues	—	—	6,805	299	(229)	6,875
Operating expenses
Cost of services	—	—	1,460	4	—	1,464
Cost of equipment sales	—	—	2,313	138	(165)	2,286
Selling, general and administrative	—	—	2,060	100	(64)	2,096
Depreciation and amortization	—	—	1,035	20	—	1,055
MetroPCS transaction and integration costs	—	—	12	—	—	12
Other, net	—	—	(10)	—	—	(10)
Total operating expenses	—	—	6,870	262	(229)	6,903
Operating income (loss)	—	—	(65)	37	—	(28)
Other income (expense)
Interest expense to affiliates	—	(18)	—	—	—	(18)
Interest expense	—	(214)	(18)	(44)	—	(276)
Interest income	—	—	75	—	—	75
Other income (expense), net	—	(8)	2	—	—	(6)
Total other income (expense), net	—	(240)	59	(44)	—	(225)
Loss before income taxes	—	(240)	(6)	(7)	—	(253)
Income tax expense	—	—	(100)	(2)	—	(102)
Earnings (loss) of subsidiaries	(151)	89	(15)	—	77	—
Net income (loss)	(151)	(151)	79	(5)	77	(151)
Other comprehensive loss, net of tax	(3)	(3)	(3)	—	6	(3)
Total comprehensive income (loss)	$(154)	$(154)	$76	$(5)	$83	$(154)

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended March 31, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$3,855	$176	$(26)	$4,005
Equipment sales	—	—	767	—	(161)	606
Other revenues	—	—	56	42	(32)	66
Total revenues	—	—	4,678	218	(219)	4,677
Operating expenses
Cost of services	—	—	1,122	19	(32)	1,109
Cost of equipment sales	—	—	932	130	(176)	886
Selling, general and administrative	—	—	1,481	36	(11)	1,506
Depreciation and amortization	—	—	735	20	—	755
MetroPCS transaction and integration costs	—	—	13	—	—	13
Restructuring costs	—	—	31	—	—	31
Other, net	—	—	(2)	—	—	(2)
Total operating expenses	—	—	4,312	205	(219)	4,298
Operating income	—	—	366	13	—	379
Other income (expense)
Interest expense to affiliates	—	(178)	—	—	—	(178)
Interest expense	—	—	(8)	(43)	—	(51)
Interest income	—	—	35	—	—	35
Other expense, net	—	(6)	—	—	—	(6)
Total other income (expense), net	—	(184)	27	(43)	—	(200)
Income (loss) before income taxes	—	(184)	393	(30)	—	179
Income tax expense (benefit)	—	—	81	(9)	—	72
Earnings (loss) of subsidiaries	—	291	(14)	—	(277)	—
Net income (loss)	—	107	298	(21)	(277)	107
Other comprehensive income (loss), net of tax	—	(1)	1	—	(1)	(1)
Total comprehensive income (loss)	$—	$106	$299	$(21)	$(278)	$106

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$5	$(466)	$1,199	$21	$—	$759

Investing activities
Purchases of property and equipment	—	—	(947)	—	—	(947)
Investments in unconsolidated affiliates, net	—	—	(11)	—	—	(11)
Other, net	—	—	(7)	—	—	(7)
Net cash used in investing activities	—	—	(965)	—	—	(965)

Financing activities
Repayments of short-term debt for purchases of property and equipment	—	—	(226)	—	—	(226)
Proceeds from exercise of stock options	14	—	—	—	—	14
Other, net	—	—	(2)	—	—	(2)
Net cash provided by (used in) financing activities	14	—	(228)	—	—	(214)

Change in cash and cash equivalents	19	(466)	6	21	—	(420)
Cash and cash equivalents
Beginning of period	2,960	2,698	57	176	—	5,891
End of period	$2,979	$2,232	$63	$197	$—	$5,471

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by operating activities	$—	$—	$896	$13	$—	$909

Investing activities
Purchases of property and equipment	—	—	(1,076)	—	—	(1,076)
Purchases of intangible assets	—	—	(49)	—	—	(49)
Short term affiliate loan receivable, net	—	—	275	—	—	275
Other, net	—	—	(4)	—	—	(4)
Net cash used in investing activities	—	—	(854)	—	—	(854)

Financing activities
Net cash provided by financing activities	—	—	—	—	—	—

Change in cash and cash equivalents	—	—	42	13	—	55
Cash and cash equivalents
Beginning of period	—	—	287	107	—	394
End of period	$—	$—	$329	$120	$—	$449

Note 8 – Subsequent Events

Spectrum License Transactions

In January 2014, T-Mobile entered into agreements with Verizon for the acquisition of 700 MHz A-Block spectrum licenses for cash and the transfer of certain AWS spectrum and PCS spectrum.  Upon closing of the transaction in April 2014, T-Mobile paid Verizon $2.4 billion in cash and transferred AWS spectrum and PCS spectrum.  T-Mobile will recognize the 700 MHz A-Block spectrum licenses received at fair value and a non-cash gain upon finalization of the valuation in the second quarter.

In November 2013, the Company entered into an agreement with Verizon to exchange certain AWS spectrum and PCS spectrum. Upon closing of the transaction in April 2014, T-Mobile transferred AWS spectrum and PCS spectrum to Verizon.  T-Mobile will recognize the AWS licenses and PCS licenses received at fair value and a non-cash gain upon finalization of the valuation in the second quarter.

See Note 2 – Acquisitions and Other Transactions for further information regarding the spectrum license transactions.

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

Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

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

Additional information concerning these and other risk factors is contained in the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Except as expressly stated, the financial condition and results of operations discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are those of T-Mobile.

Overview

The MD&A is intended to provide a reader of our financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K for the year ended December 31, 2013. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. T-Mobile’s MD&A is presented in the following sections:

•	Financial Highlights

•	Other Highlights

•	Results of Operations

•	Performance Measures

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Arrangements

•	Related Party Transactions

•	Critical Accounting Policies and Estimates

Financial Highlights

•	Total revenues increased 47% to $6.9 billion for the three months ended March 31, 2014 compared to $4.7 billion for the three months ended March 31, 2013.

•	Service revenues increased 33% to $5.3 billion for the three months ended March 31, 2014 compared to $4.0 billion for the three months ended March 31, 2013.

•	Total net customer additions were 2,391,000 for the three months ended March 31, 2014, a significant increase compared to 579,000 net customer additions for the three months ended March 31, 2013.

•	Branded postpaid churn was 1.5% for the three months ended March 31, 2014, a 40 basis point improvement compared to 1.9% for the three months ended March 31, 2013.

•	Adjusted EBITDA of $1.1 billion for the three months ended March 31, 2014 compared to $1.2 billion for the same period in 2013.

•	Cash capital expenditures for property and equipment were $947 million for the three months ended March 31, 2014 compared to $1.1 billion for the three months ended March 31, 2013.

Note: Comparability of results in this Form 10-Q for the three months ended March 31, 2014 and 2013 is affected by the inclusion of MetroPCS results after the completion of the business combination on April 30, 2013.

Other Highlights

Un-carrier value proposition – In January 2014, we launched phase 4.0 of our Un-carrier value proposition, which reimburses customers’ early termination fees when they switch from other carriers and trade in their eligible device. The reimbursement of early termination fees (“ETF”) is recorded as a reduction of equipment sales revenues, and accordingly had an impact on both revenue and Adjusted EBITDA of approximately $100 million for the three months ended March 31, 2014. In April 2014, we announced that starting in May for bills arriving in June, domestic overage charges will be abolished for all customers on our consumer plans.

Spectrum purchases – In January 2014, we entered into agreements with Verizon for the acquisition of 700 MHz A-Block spectrum licenses in exchange for approximately $2.4 billion in cash and the transfer of certain AWS spectrum and PCS spectrum. The spectrum licenses acquired from Verizon cover more than 150 million people, including approximately 50% of the U.S. population and 70% of our existing customer base, in 23 markets. This transaction is expected to further enhance our portfolio of U.S. nationwide broadband spectrum and enable the expansion of LTE coverage to new markets. The transaction closed in April 2014.

Factoring arrangement – In February 2014, we entered into a two-year factoring arrangement to sell certain service accounts receivable on a revolving basis, subject to a maximum funding limit of $500 million at any given time. See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information.

Results of Operations

Set forth below is a summary of consolidated results:

	Three Months Ended March 31,		Percentage Change
(in millions)	2014	2013
Revenues
Branded postpaid revenues	$3,447	$3,263	6%
Branded prepaid revenues	1,648	503	NM
Wholesale revenues	174	149	17%
Roaming and other service revenues	68	90	(24)%
Total service revenues	5,337	4,005	33%
Equipment sales	1,448	606	139%
Other revenues	90	66	36%
Total revenues	6,875	4,677	47%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,464	1,109	32%
Cost of equipment sales	2,286	886	158%
Selling, general and administrative	2,096	1,506	39%
Depreciation and amortization	1,055	755	40%
MetroPCS transaction and integration costs	12	13	(8)%
Restructuring costs	—	31	NM
Other, net	(10)	(2)	NM
Total operating expenses	6,903	4,298	61%
Operating income (loss)	(28)	379	NM
Other income (expense)
Interest expense to affiliates	(18)	(178)	(90)%
Interest expense	(276)	(51)	NM
Interest income	75	35	NM
Other expense, net	(6)	(6)	—%
Total other expense, net	(225)	(200)	13%
Income (loss) before income taxes	(253)	179	NM
Income tax expense (benefit)	(102)	72	NM
Net income (loss)	$(151)	$107	NM
NM – Not Meaningful

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Branded postpaid revenues increased $184 million, or 6%, for the three months ended March 31, 2014, compared to the same period in 2013. The increase was primarily attributable to a 14% year-over-year increase in the number of average branded postpaid customers driven by the continued success of our Un-carrier value proposition. The increase, along with an increase in revenues from the adoption of upgrade programs, was partially offset by lower average revenue per user (“ARPU”). See “Performance Measures” for a description of ARPU. Branded postpaid ARPU was negatively impacted by the growth of our Value and Simple Choice plans which have lower monthly service charges compared to traditional bundled plans. Branded postpaid customers on Value and Simple Choice plans more than doubled over the past twelve months to 75% of the branded postpaid customer base at March 31, 2014, compared to 36% at March 31, 2013.

Branded prepaid revenues increased $1.1 billion for the three months ended March 31, 2014, compared to the same period in 2013 primarily due to the inclusion of MetroPCS operating results for the three months ended March 31, 2014.

Roaming and other service revenues decreased $22 million, or 24%, for the three months ended March 31, 2014, compared to the same period in 2013 due to a decline in early termination fees following the introduction of the no annual service contract feature of the Simple Choice plan launched in March 2013.

Equipment sales increased $842 million, or 139%, for the three months ended March 31, 2014, compared to the same period in 2013. The increase was primarily attributable to significant growth in the number of handsets sold due to higher gross customer additions and an increase in the rate of customers upgrading their handsets. Additionally, equipment sales increased due to higher volume of smartphone sales. Approximately $150 million of the increase in equipment sales was attributable to the inclusion of MetroPCS operating results for the three months ended March 31, 2014. These increases were partially offset by revenue reductions from the reimbursement of ETFs from other carriers in connection with Un-carrier phase 4.0 totaling approximately $100 million for the three months ended March 31, 2014.

We financed $1.2 billion of equipment sales revenues through equipment installment plans during the three months ended March 31, 2014, a significant increase from $298 million in the three months ended March 31, 2013 resulting from growth of our Value and Simple Choice plans. Additionally, customers had associated equipment installment plan billings of $657 million in the three months ended March 31, 2014, compared to $194 million in the three months ended March 31, 2013. We classify EIP receivables, gross into credit categories of “Prime” and “Subprime”. Prime receivables, those with lower delinquency risk, were 53% of the EIP receivables on a gross basis as of March 31, 2014.

Other revenues increased $24 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily due to higher co-location rental income from leasing space on T-Mobile owned wireless communication towers to third parties.

Operating Expenses

Cost of services increased $355 million, or 32%, for the three months ended March 31, 2014, compared to the same period in 2013. Approximately $300 million of the increase was due to the inclusion of MetroPCS operating results for the three months ended March 31, 2014.

Cost of equipment sales increased $1.4 billion, or 158%, for the three months ended March 31, 2014, compared to the same period in 2013. The increase was primarily attributable to a 216% increase in the sale of smartphone units for the three months ended March 31, 2014, compared to the same period in 2013. Additionally, the inclusion of MetroPCS’s operating results contributed approximately $450 million to the increase in cost of equipment sales for the three months ended March 31, 2014.

Selling, general and administrative increased $590 million, or 39%, for the three months ended March 31, 2014, compared to the same period in 2013. Approximately $300 million of the increase in selling, general and administrative was attributable to the inclusion of MetroPCS operating results for the three months ended March 31, 2014. The increase in selling, general and administrative, excluding MetroPCS was primarily due to higher promotional costs and higher commission expenses driven by increased branded gross customer additions during the three months ended March 31, 2014.

Depreciation and amortization increased $300 million, or 40%, for the three months ended March 31, 2014, compared to the same period in 2013. Approximately $200 million of the increase in depreciation and amortization was attributable to the inclusion of MetroPCS operating results for the three months ended March 31, 2014. The increase in depreciation and amortization, excluding MetroPCS, was primarily associated with the build out of the T-Mobile LTE network, which increased the depreciable base.

MetroPCS transaction and integration costs of $12 million for the three months ended March 31, 2014 and $13 million for the three months ended March 31, 2013, reflect personnel-related costs and professional services costs associated with the business combination.

Other Income (Expense)

Interest expense to affiliates decreased $160 million, or 90%, for the three months ended March 31, 2014, compared to the same period in 2013. The decrease in interest expense to affiliates was primarily due to lower debt balances with Deutsche Telekom for the three months ended March 31, 2014, resulting from the recapitalization of T-Mobile prior to the business combination and Deutsche Telekom’s sale of non-reset notes in the aggregate principal amount of $5.6 billion in October 2013. The decrease was further impacted by fair value adjustments related to embedded derivative instruments associated with the senior reset notes during the three months ended March 31, 2014.

Interest expense increased $225 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase in interest expense is primarily the result of new senior notes issued during 2013, the assumption of MetroPCS long-term debt in connection with the business combination and the issuance of non-reset notes to Deutsche Telekom in April 2013. Following Deutsche Telekom’s sale of the non-reset notes in October 2013, they were reclassified from long-term debt to affiliates to long-term debt.

Interest income increased $40 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase in interest income is primarily the result of significant growth in handsets financed through our equipment installment plans for the three months ended March 31, 2014. Deferred interest associated with our EIP receivables is imputed at the time of sale and then recognized over the financed installment term.

Income Taxes

Income tax expense decreased $174 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease in income tax expense was primarily due to lower pre-tax income. The effective tax rate was 40.3% and 40.2% for the three months ended March 31, 2014 and 2013, respectively.

Guarantor Subsidiaries

Pursuant to the applicable indentures and supplemental indentures, the long-term debt, excluding capital leases, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of T-Mobile USA’s (“Issuer”) 100% owned subsidiaries (“Guarantor Subsidiaries”). In 2014, T-Mobile entered into a two-year factoring arrangement to sell certain service accounts receivable on a revolving basis. In connection with the factoring arrangement, the Company formed the Factoring SPE, which is included in the Non-Guarantor Subsidiaries condensed consolidating financial information.

The financial condition of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition. Additionally, the results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. The change in the financial condition of the Non-Guarantor Subsidiaries was primarily due to the inclusion of the net assets and results of operations of the Factoring SPE as a result of the factoring arrangement. As of March 31, 2014 and December 31, 2013, the most significant components of the financial condition of the Non-Guarantor Subsidiaries were property and equipment of $575 million and $595 million, respectively, long-term financial obligations of $2.1 billion and $2.1 billion, respectively, and stockholders’ deficit of $1.2 billion and $1.3 billion, respectively. The most significant components of the results of operations of our Non-Guarantor Subsidiaries for the three months ended March 31, 2014 were services revenues of $265 million, offset by costs of equipment sales of $138 million resulting in a net comprehensive loss of $5 million. Similarly, for the three months ended March 31, 2013, services revenues of $176 million were offset by costs of equipment sales of $130 million, resulting in a net comprehensive loss of $21 million.

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

Total Customers

A customer is generally defined as a SIM card with a unique T-Mobile identity number which generates revenue. Branded customers generally include customers that are qualified either for postpaid service, where they generally pay after incurring service, or prepaid service, where they generally pay in advance. Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operator (“MVNO”) customers that operate on our network, but are managed by wholesale partners.

The following table sets forth the number of ending customers:

(in thousands)	March 31, 2014	March 31, 2013
Customers, end of period
Branded postpaid customers	23,622	20,094
Branded prepaid customers	15,537	6,028
Total branded customers	39,159	26,122
M2M customers	3,822	3,290
MVNO customers	6,094	4,556
Total wholesale customers	9,916	7,846
Total customers, end of period	49,075	33,968

The following table sets forth the number of net customer additions (losses):

	Three Months Ended March 31,
(in thousands)	2014	2013
Net customer additions (losses)
Branded postpaid customers	1,323	(199)
Branded prepaid customers	465	202
Total branded customers	1,788	3
M2M customers	220	200
MVNO customers	383	376
Total wholesale customers	603	576
Total net customer additions	2,391	579

Net customer additions for the three months ended March 31, 2014 were 2,391,000, compared to net customer additions of 579,000 in the same period in 2013. At March 31, 2014, we had approximately 49.1 million customers, a 44% increase from the customer total as of March 31, 2013. The increase was the result of growth in all customer categories, as described below. Additionally, the increase was driven by the addition of MetroPCS’s customer base due to the completion of the business combination during the second quarter of 2013, which increased the branded prepaid customer base by 8,918,000.

Branded Customers

Branded postpaid net customer additions were 1,323,000 for the three months ended March 31, 2014, compared to branded postpaid net customer losses of 199,000 for the same period in 2013. The significant improvement in customer development was attributable to increased new customer activations and improved branded postpaid churn. Growth in branded postpaid net customer additions resulted primarily from strong response to our Un-carrier value proposition and the sales of popular devices such as the Apple iPhone® and Samsung Galaxy S®4.

Branded prepaid net customer additions were 465,000 for the three months ended March 31, 2014, compared to branded prepaid net customer additions of 202,000 for the same period in 2013. The improvement was attributable to higher branded prepaid gross customer additions primarily due to the acquisition and subsequent expansion of the MetroPCS brand, including the launch into 30 additional markets during 2013, partially offset by higher branded prepaid customer deactivations as a result of the robust competitive environment in the prepaid market and more branded prepaid customers upgrading to branded postpaid plans.

Wholesale

Wholesale net customer additions were 603,000 for the three months ended March 31, 2014, compared to wholesale net customer additions of 576,000 for the same period in 2013. The increase in wholesale net customer additions resulted primarily from MVNO growth in monthly plans and government subsidized Lifeline programs offered by our MVNO partners. Both MVNO and M2M customers continued to grow in the three months ended March 31, 2014.  MVNO partners often have relationships with multiple carriers and through steering their business towards carriers offering promotions can impact specific carriers’ results.

Churn

Churn represents the number of customers whose service was discontinued as a percentage of the average number of customers during the specified period. The number of customers whose service was discontinued is presented net of customers that subsequently have their service restored. We believe that churn provides management with useful information to evaluate customer retention and loyalty.

	Three Months Ended March 31,
	2014	2013
Branded postpaid churn	1.5%	1.9%
Branded prepaid churn	4.3%	7.0%

Branded postpaid churn was 1.5% for the three months ended March 31, 2014, compared to 1.9% for the same period in 2013. The improvement in branded postpaid churn was due to continued improving quality of our customer base and the continued focus on churn reduction initiatives, such as improving network quality and the customer sales experience. Additionally, our Un-carrier value proposition announced in 2013 has gained positive traction with customers. We also introduced popular handsets during 2013, such as Apple iPhone products and the Samsung Galaxy S4, which improved customer retention.

Branded prepaid churn was 4.3% for the three months ended March 31, 2014, compared to 7.0% for the same period in 2013. Branded prepaid churn was impacted positively by the inclusion of MetroPCS customers, which is the largest portion of the branded prepaid customer base and has lower rates of churn than the T-Mobile branded prepaid business.

Average Revenue Per User (“ARPU”) and Average Billings Per User (“ABPU”)

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess our per-customer service revenue realization, assist in forecasting our future service revenues, and evaluate the average monthly service revenues generated from our customer base.

ABPU represents the average monthly branded postpaid customer billings. We believe ABPU provides management, investors and analysts with useful information to evaluate average per-branded postpaid customer billings as it approximates the estimated cash collections, including equipment installments, from our customers each month.

The following tables illustrate the calculation of ARPU and ABPU and reconciles these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU and ABPU:

	Three Months Ended March 31,
(in millions, except average number of customers, ARPU and ABPU)	2014	2013
Calculation of Branded Postpaid ARPU:
Branded postpaid service revenues	$3,447	$3,263
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	22,975	20,117
Branded postpaid ARPU	$50.01	$54.07

Calculation of Branded Postpaid ABPU:
Branded postpaid service revenues	$3,447	$3,263
Add: EIP billings	657	194
Total billings for branded postpaid customers	$4,104	$3,457
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	22,975	20,117
Branded postpaid ABPU	$59.54	$57.28

Calculation of Branded Prepaid ARPU:
Branded prepaid service revenues	$1,648	$503
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	15,221	5,936
Branded prepaid ARPU	$36.09	$28.25

Branded postpaid ARPU decreased $4.06 for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily due to the continued growth of customers under our Value and Simple Choice plans. At March 31, 2014, branded postpaid customers on Value and Simple Choice plans represented 75% of branded postpaid customers compared to 36% of branded postpaid customers at March 31, 2013. The decrease in ARPU resulting from the shift of customers to Value and Simple Choice plans was offset in part by increased data revenues from continued growth in smartphone penetration and higher data plan attachment rates from new customers.

Branded postpaid ABPU increased $2.26 for the three months ended March 31, 2014, compared to the same period in 2013. While branded postpaid average service revenue per user decreased, this decrease was offset by growth in our EIP billings on a per user basis resulting in increased ABPU. The growth in ABPU reflects the shift in customer billings from branded postpaid service revenues to equipment sales revenues.

Branded prepaid ARPU increased $7.84 for the three months ended March 31, 2014, compared to the same period in 2013. The increase was primarily due to the inclusion and growth of the MetroPCS customer base, which generate higher ARPU than T-Mobile’s other branded prepaid customers.

Adjusted EBITDA

Adjusted EBITDA represents earnings before interest expense (net of interest income), tax, depreciation, amortization, stock-based compensation and expenses not reflective of T-Mobile’s ongoing operating performance. Adjusted EBITDA margin is Adjusted EBITDA divided by service revenues.

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management also uses Adjusted EBITDA to measure our ability to provide cash flows to meet future debt services, capital expenditures and working capital requirements, and fund future growth. We believe analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitates comparisons with other wireless communications companies. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income, or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net income which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2014	2013
Net income (loss)	$(151)	$107
Adjustments:
Interest expense to affiliates	18	178
Interest expense	276	51
Interest income	(75)	(35)
Other (income) expense, net	6	6
Income tax expense (benefit)	(102)	72
Operating income (loss)	(28)	379
Depreciation and amortization	1,055	755
MetroPCS transaction and integration costs	12	13
Restructuring costs	—	31
Stock-based compensation	49	—
Adjusted EBITDA	$1,088	$1,178
Adjusted EBITDA margin	20%	29%

Adjusted EBITDA decreased 8% for the three months ended March 31, 2014, compared to the same period in 2013. The inclusion of MetroPCS’s operating results, contributed approximately $250 million in Adjusted EBITDA for the three months ended March 31, 2014. Excluding the Adjusted EBITDA contributed by MetroPCS’s operating results, Adjusted EBITDA was negatively impacted primarily by the increase in loss on equipment sales due to higher volumes of smartphone sales. Adjusted EBITDA was also negatively impacted by approximately $100 million due to the reimbursement of new customers’ ETFs from other carriers associated with Un-carrier phase 4.0. Additionally, Adjusted EBITDA was negatively impacted by higher selling, general and administrative expenses partially offset by increased branded postpaid revenues resulting from growth in the branded postpaid customer base due to positive customer response to our Un-carrier value proposition.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from the sale of certain service receivables related to a factoring arrangement, issuance of long-term debt and issuance of common stock in connection with public offerings. As of March 31, 2014, our cash and cash equivalents were $5.5 billion. In addition, we have entered into an unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings. We expect our current sources of funding to be sufficient to meet the anticipated liquidity requirements of the Company in the next 12 months and intend to use our current sources of funding for general corporate purposes, including capital investments, enhancing our financial flexibility and opportunistically acquiring additional spectrum in private party transactions and government auctions. We may seek to raise additional debt or equity capital to the extent our projections regarding our liquidity requirements change or on an opportunistic basis when there are favorable market conditions. Further, we may consider entering into factoring arrangements to sell certain EIP receivables as an additional source of liquidity.

Prior to the completion of the business combination with MetroPCS on April 30, 2013, our sources of liquidity were cash and cash equivalents and short-term investments with Deutsche Telekom included in accounts receivable from affiliates, and cash generated from operations.

In January 2014, we entered into agreements with Verizon for the acquisition of 700 MHz A-Block spectrum licenses for approximately $2.4 billion in cash and the transfer of certain AWS spectrum and PCS spectrum. The transaction closed in April 2014. We financed the cash consideration payable to Verizon with cash on hand.

In February 2014, we entered into a two-year factoring arrangement to sell certain receivables on a revolving basis as an additional source of liquidity. The factoring arrangement is subject to a maximum funding limit of $500 million. We sold receivables related to the factoring arrangement for net cash proceeds of $434 million for the three months ended March 31, 2014. See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information on the factoring arrangement.

The indentures governing the long-term debt, excluding capital leases, contain covenants that, among other things, limit our ability to: incur more debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the indentures and the supplemental indentures relating to the long-term debt. As of March 31, 2014, we were in compliance with all restrictive debt covenants.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure.

The property and equipment capital expenditures for the three months ended March 31, 2014 and 2013 primarily relate to our network modernization and deployment of 4G LTE. We expect cash capital expenditures for property and equipment to be in the range of $4.3 billion to $4.6 billion for the year ending December 31, 2014. This does not include purchases of spectrum, including the acquisition of 700 MHz A-Block spectrum licenses from Verizon.

Cash Flows

The following table shows cash flow information:

	Three Months Ended March 31,
(in millions)	2014	2013
Net cash provided by operating activities	$759	$909
Net cash used in investing activities	(965)	(854)
Net cash used in financing activities	(214)	—

The historical cash flows of T-Mobile USA should not be considered representative of the anticipated cash flows of T-Mobile US, Inc., the combined company resulting from the business combination on April 30, 2013.

Operating Activities

Cash provided by operating activities was $759 million for the three months ended March 31, 2014, compared to $909 million for the same period in 2013. The decrease in cash flow provided by operating activities was driven by several factors. Our operating income, exclusive of non-cash items such as depreciation and amortization, declined compared to the same period in the prior year primarily as a result of higher selling costs due to our acceleration of subscriber growth partially offset by increases in branded postpaid revenues. Net changes in working capital decreased slightly due to increases in EIP receivables. This was offset in part by proceeds from the sale of receivables related to the factoring arrangement and increases in accounts payable and accrued liabilities due in part to timing of vendor payments.

Investing Activities

Cash used in investing activities was $965 million for the three months ended March 31, 2014, compared to $854 million used in the same period in 2013. The increase was primarily due to the settlement of a short-term loan receivable, net with Deutsche Telekom of $275 million in the three months ended March 31, 2013.  This was partially offset by a $129 million decrease in purchases of property and equipment, as a result of our network modernization and deployment timing of 4G LTE.

Financing Activities

Cash used in financing activities was $214 million for the three months ended March 31, 2014, compared to no cash provided by financing activities for the same period in 2013. The increase was primarily due to repayments of short-term debt for purchases of property and equipment of $226 million.

Contractual Obligations

In January 2014, we entered into agreements with Verizon for the acquisition of 700 MHz A-Block spectrum licenses for cash and the transfer of certain AWS spectrum and PCS spectrum. The transaction closed in April 2014. As a result of the transaction, we assumed additional future contractual obligations of approximately $2.4 billion. Future payments under the agreements are expected to be made in less than one year. See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information on the spectrum license transaction.

Off-Balance Sheet Arrangements

In February 2014, T-Mobile entered into a two-year factoring arrangement to sell certain service accounts receivable on a revolving basis as an additional source of liquidity. As of March 31, 2014, T-Mobile derecognized net receivables of $546 million upon sale through the factoring arrangement.  See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information on the factoring arrangement.

Related Party Transactions

There have been no material changes in our related party transactions as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with designated natural persons or entities involved in terrorism or the proliferation of weapons of mass destruction. Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2014 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

Deutsche Telekom, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended March 31, 2014, gross revenues of all Deutsche Telekom affiliates generated by roaming and interconnection traffic with Iran were less than $1 million and estimated net profits were less than $1 million.

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits related to such activities recorded from these non-U.S. subsidiaries for the three months ended March 31, 2014 were less than $0.1 million. We understand that Deutsche Telekom intends to continue these activities.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt and interest rate derivatives portfolios. We do not foresee significant changes in the strategies used to manage market risk in the near future.

We are exposed to changes in interest rates, primarily on our long-term debt to affiliates. As of March 31, 2014, we had $5.6 billion in long-term debt with Deutsche Telekom comprised of senior reset notes. Changes in interest rates can lead to fluctuations in the fair value of our variable-rate debt instruments.

To perform the sensitivity analysis on the long-term debt to affiliates, we assessed the risk of a change in the fair value from the effect of a hypothetical interest rate change of 100 basis points. As of March 31, 2014, the change in the fair value of our long-term debt to affiliates, based on this hypothetical change, is shown in the table below:

		Fair Value Assuming
(in millions)	Fair Value	+100 Basis Point Shift	-100 Basis Point Shift
Long-term debt to affiliates	$5,991	$5,909	$6,062

To manage interest rate risk, the interest rates on the senior reset notes are adjusted at the reset dates to rates defined in the applicable supplemental indenture. The Company determined certain components of the reset feature are required to be bifurcated from the senior reset notes and separately accounted for as embedded derivative instruments not designated as hedges. As of March 31, 2014, we had $48 million in embedded derivatives related to the senior reset notes. Changes in the spreads between the specified yield curves and the yield curve on T-Mobile long-term debt can lead to fluctuations in the fair value of our embedded derivatives.

To perform sensitivity analysis on the embedded derivatives, we assessed the risk of loss in fair values from the effect of a hypothetical spread change between specified yield curves and the yield curve on T-Mobile long-term debt of 10 basis points on our portfolio of embedded derivatives. As of March 31, 2014, the change in the fair value of our embedded derivatives, based on this hypothetical change, is shown in the table below:

		Fair Value Assuming
	Fair Value	+10 Basis Point Shift	-10 Basis Point Shift
Embedded derivatives	$48	$70	$25

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 5 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.1	License Exchange Agreement, dated January 5, 2014, among T-Mobile USA, Inc., T-Mobile License LLC, Cellco Partnership d/b/a Verizon Wireless, Verizon Wireless (VAW) LLC, Athens Cellular, Inc. and Verizon Wireless of the East LP.	8-K	1/6/2014	10.1
10.2	License Purchase Agreement, dated January 5, 2014, among T-Mobile USA, Inc., T-Mobile License LLC and Cellco Partnership d/b/a Verizon Wireless.	8-K	1/6/2014	10.2
10.3	Receivables Sale and Conveyancing Agreement, dated as of February 26, 2014, among T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	8-K	3/4/2014	10.1
10.4	Receivables Sale and Contribution Agreement, dated as of February 26, 2014, between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	8-K	3/4/2014	10.2
10.5	Master Receivables Purchase Agreement, dated as of February 26, 2014, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc., as performance guarantor.	8-K	3/4/2014	10.3
10.6	Guarantee Facility Agreement, dated as of February 26, 2014, among T-Mobile US, Inc., as the company, T-Mobile Airtime Funding LLC, as the funding seller, and KfW IPEX-Bank GmbH, as the bank.	8-K	3/4/2014	10.4
10.7
Omnibus Amendment to the Master Receivables Purchase Agreement and Fee Letter, dated as of April 11, 2014, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer, T-Mobile US, Inc. as performance guarantor, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as a bank purchaser.
					X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
*    Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

May 1, 2014	/s/ J. Braxton Carter
J. Braxton Carter Executive Vice President and Chief Financial Officer (Duly Authorized Officer)