Form 10-Q
period 2014-06-30
T-Mobile US, Inc.
filed 2014-07-31
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 28, 2014
Common Stock, $0.00001 par value per share	807,165,830

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$3,080	$5,891
Accounts receivable, net of deferred interest and allowances of $473 and $381	3,939	3,619
Accounts receivable from affiliates	87	41
Inventory	791	586
Current portion of deferred tax assets, net	820	839
Other current assets	1,179	1,252
Total current assets	9,896	12,228
Property and equipment, net of accumulated depreciation of $21,137 and $19,649	15,537	15,349
Goodwill	1,683	1,683
Spectrum licenses	21,828	18,122
Other intangible assets, net of accumulated amortization of $643 and $476	1,040	1,204
Other assets	1,680	1,367
Total assets	$51,664	$49,953
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$5,555	$4,567
Current payables and short-term debt to affiliates	236	199
Short-term debt	272	244
Deferred revenue	447	445
Other current liabilities	621	353
Total current liabilities	7,131	5,808
Long-term debt to affiliates	5,600	5,600
Long-term debt	14,369	14,345
Long-term financial obligation	2,502	2,496
Deferred tax liabilities	4,757	4,645
Deferred rents	2,237	2,113
Other long-term liabilities	505	701
Total long-term liabilities	29,970	29,900
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 808,508,529 and 803,262,309 shares issued, 807,126,024 and 801,879,804 shares outstanding	—	—
Additional paid-in capital	37,411	37,330
Treasury stock, at cost, 1,382,505 and 1,382,505 shares issued	—	—
Accumulated other comprehensive income	—	3
Accumulated deficit	(22,848)	(23,088)
Total stockholders' equity	14,563	14,245
Total liabilities and stockholders' equity	$51,664	$49,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2014	2013	2014	2013
Revenues
Branded postpaid revenues	$3,511	$3,284	$6,958	$6,547
Branded prepaid revenues	1,736	1,242	3,384	1,745
Wholesale revenues	172	143	346	293
Roaming and other service revenues	65	87	133	177
Total service revenues	5,484	4,756	10,821	8,762
Equipment sales	1,600	1,379	3,048	1,984
Other revenues	101	93	191	159
Total revenues	7,185	6,228	14,060	10,905
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,453	1,327	2,917	2,436
Cost of equipment sales	2,215	1,936	4,501	2,822
Selling, general and administrative	2,151	1,847	4,247	3,353
Depreciation and amortization	1,129	888	2,184	1,643
MetroPCS transaction and integration costs	22	26	34	39
Restructuring costs	—	23	—	54
Other, net	(747)	—	(757)	(2)
Total operating expenses	6,223	6,047	13,126	10,345
Operating income	962	181	934	560
Other income (expense)
Interest expense to affiliates	(85)	(225)	(103)	(403)
Interest expense	(271)	(109)	(547)	(160)
Interest income	83	40	158	75
Other income (expense), net	(12)	118	(18)	112
Total other expense, net	(285)	(176)	(510)	(376)
Income before income taxes	677	5	424	184
Income tax expense	286	21	184	93
Net income (loss)	$391	$(16)	$240	$91
Other comprehensive income (loss), net of tax
Net gain on cross currency interest rate swaps, net of tax effect of $0, $39, $0, and $13	—	66	—	23
Net loss on foreign currency translation, net of tax effect of $0, ($62), $0 and ($37)	—	(104)	—	(62)
Unrealized loss on available-for-sale securities, net of tax effect of $0, $0, ($1) and $0	—	—	(3)	—
Other comprehensive loss, net of tax	—	(38)	(3)	(39)
Total comprehensive income (loss)	$391	$(54)	$237	$52
Earnings (loss) per share
Basic	$0.49	$(0.02)	$0.30	$0.15
Diluted	0.48	(0.02)	0.30	0.15
Weighted average shares outstanding
Basic	803,923,913	664,603,682	803,226,194	600,302,111
Diluted	813,556,137	664,603,682	812,903,135	601,694,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
Operating activities
Net cash provided by operating activities	$1,729	$1,715

Investing activities
Purchases of property and equipment	(1,887)	(2,126)
Purchases of spectrum licenses and other intangible assets	(2,367)	(51)
Short term affiliate loan receivable, net	—	300
Cash and cash equivalents acquired in MetroPCS business combination	—	2,144
Investments in unconsolidated affiliates, net	(20)	—
Other, net	(1)	(5)
Net cash provided by (used in) investing activities	(4,275)	262

Financing activities
Repayments of short-term debt for purchases of property and equipment	(231)	—
Repayments related to a variable interest entity	—	(40)
Distribution to affiliate	—	(41)
Taxes paid related to net share settlement of stock awards	(72)	—
Excess tax benefit from stock-based compensation	33	3
Proceeds from exercise of stock options	23	72
Other, net	(18)	(3)
Net cash used in financing activities	(265)	(9)

Change in cash and cash equivalents	(2,811)	1,968
Cash and cash equivalents
Beginning of period	5,891	394
End of period	$3,080	$2,362

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for T-Mobile beginning January 1, 2017. The Company is currently evaluating the guidance to determine the potential impact on T-Mobile’s financial condition, results of operations and cash flows, and financial statement disclosures.

Note 2 – Acquisitions and Other Transactions

Spectrum License Transactions

In January 2014, T-Mobile entered into agreements with Verizon Communications Inc. (“Verizon”) for the acquisition of 700 MHz A-Block spectrum licenses for cash and the transfer of certain Advanced Wireless Service (“AWS”) and Personal Communications Service (“PCS”) spectrum licenses.  Upon closing of the transaction in April 2014, T-Mobile paid Verizon $2.4 billion in cash and transferred certain AWS and PCS spectrum licenses. T-Mobile recorded the 700 MHz A-Block spectrum licenses received at their fair value of $3.7 billion. In addition, T-Mobile recognized a non-cash gain of $517 million included in other, net for the three and six months ended June 30, 2014.

In November 2013, the Company entered into an agreement with Verizon to exchange certain AWS and PCS spectrum licenses. Upon closing of the transaction in April 2014, T-Mobile transferred certain AWS and PCS spectrum licenses to Verizon.  T-Mobile recorded the AWS and PCS spectrum licenses received at their fair value of $792 million. In addition, T-Mobile recognized a non-cash gain of $214 million included in other, net for the three and six months ended June 30, 2014.

Factoring Arrangement

Transaction Overview

In February 2014, T-Mobile entered into a two-year factoring arrangement to sell certain service accounts receivable on a revolving basis, subject to a maximum funding limit of $500 million. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature. In connection with the factoring arrangement, the Company formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote special purpose entity (“Factoring SPE”). Pursuant to the factoring arrangement, certain subsidiaries of T-Mobile transfer selected receivables to the Factoring SPE.  The Factoring SPE then sells the receivables to an unaffiliated entity (“Factoring VIE”), which was established to facilitate the sale of ownership interest in the receivables to certain third parties.

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

Sales of Receivables

The sales of receivables through the factoring arrangement are treated as sales of financial assets. Upon sale, T-Mobile derecognizes the receivables, as well as the related allowances, and recognizes the net proceeds in cash provided by operating activities.

As of June 30, 2014, T-Mobile derecognized net receivables of $611 million through the factoring arrangement.  For the six months ended June 30, 2014, T-Mobile received net cash proceeds of $468 million. The proceeds were net of a receivable for the remainder of the purchase price (“deferred purchase price”), which is received from collections on the service receivables. The deferred purchase price is classified as a trading security and carried at fair value with unrealized gains and losses from changes in fair value included in selling, general and administrative expense. The fair value of the deferred purchase price was determined based on a discounted cash flow model which uses unobservable inputs (Level 3 inputs), including customer default rates. Due to the short-term nature of the underlying financial assets, the carrying value approximated fair value. As of June 30, 2014, other current assets related to the factoring arrangement, which were held by the Factoring SPE and primarily consisted of the deferred purchase price, were $236 million. In addition, T-Mobile recognized an obligation to the Factoring VIE primarily related to the timing of settlements for the sales of receivables through the factoring arrangement. As of June 30, 2014, accounts payable and accrued liabilities and other current liabilities related to the factoring arrangement, which were held by the Factoring SPE, were $101 million and $23 million, respectively.

Net expenses resulting from the sales of receivables are recognized in selling, general and administrative expense. Prior to the sales of receivables, T-Mobile recognizes impairment charges, rather than bad debt expense, to reduce the receivables to fair value for estimated losses resulting from uncollectible balances. Net expenses also include any resulting gains or losses from the sales of receivables, unrealized gains and losses related to the deferred purchase price, and factoring fees. For the three and six months ended June 30, 2014, T-Mobile recognized net expenses of $77 million and $90 million, respectively.

Continuing Involvement

T-Mobile has continuing involvement with the sold receivables as it services the receivables and is required to repurchase certain receivables, including aged receivables and receivables where write-off is imminent, pursuant to the factoring arrangement. T-Mobile will continue to service the customer and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections are reinvested in new receivable sales. While servicing the receivables the same policies and procedures are applied to the sold receivables that apply to owned receivables, and T-Mobile continues to maintain normal relationships with its customers.

In addition, T-Mobile has continuing involvement related to the sold receivables as it may be responsible for absorbing additional credit losses pursuant to the agreement. The Company’s maximum exposure to loss related to the involvement with the Factoring VIE was $440 million as of June 30, 2014. The maximum exposure to loss, which is required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the contractual proceeds withheld by the Factoring VIE and would also be required to repurchase the maximum amount of receivables pursuant to the agreement without consideration for any recovery.  As T-Mobile believes the probability of these circumstances occurring is very remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

Short-term Debt

In June 2014, the Company entered into a handset financing arrangement with affiliates of Deutsche Bank AG which allows for up to $108 million in borrowings.  Under the arrangement, the Company can effectively extend payment terms for invoices payable to certain handset vendors.  The interest rate on the financing arrangement will be determined based on LIBOR plus a specified margin per the arrangement.  Obligations under the financing arrangement will be included in short-term debt.  As of June 30, 2014, there was no outstanding balance.

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

The following table summarizes the EIP receivables:

(in millions)	June 30, 2014	December 31, 2013
EIP receivables, gross	$4,029	$2,882
Deferred interest	(320)	(276)
EIP receivables, net of deferred interest	3,709	2,606
Allowance for credit losses	(126)	(60)
EIP receivables, net	$3,583	$2,546

Classified on the balance sheet as:
Accounts receivable, net	$2,190	$1,471
Other assets	1,393	1,075
EIP receivables, net	$3,583	$2,546

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

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	June 30, 2014			December 31, 2013
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$2,058	$1,798	$3,856	$1,482	$1,270	$2,752
Billed - Current	59	60	119	45	45	90
Billed - Past Due	20	34	54	15	25	40
EIP receivables, gross	$2,137	$1,892	$4,029	$1,542	$1,340	$2,882

EIP receivables for which invoices have not yet been generated for the customer are classified as Unbilled. EIP receivables for which invoices have been generated but which are not past the contractual due date are classified as Billed - Current. EIP receivables for which invoices have been generated and the payment is past the contractual due date are classified as Billed - Past Due.

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

Activity in the deferred interest and allowance for credit losses for the EIP receivables was as follows:

(in millions)	June 30, 2014
Deferred interest and allowance for credit losses, beginning of period	$336
Bad debt expense	187
Write-offs, net of recoveries	(121)
Change in deferred interest on short-term and long-term EIP receivables	44
Deferred interest and allowance for credit losses, end of period	$446

Deferred interest and allowance for credit losses includes the long-term portion of deferred interest of $64 million as of June 30, 2014 and December 31, 2013, respectively.

Note 4 – Fair Value Measurements and Derivative Instruments

Derivative Financial Instruments

Embedded Derivatives

In connection with the business combination with MetroPCS, T-Mobile issued senior reset notes to Deutsche Telekom. The interest rates are adjusted at the reset dates to rates defined in the applicable supplemental indentures to manage interest rate risk related to the senior reset notes. The Company determined certain components of the reset feature are required to be bifurcated from the senior reset notes and separately accounted for as embedded derivative instruments not designated as hedges. T-Mobile held five embedded derivatives as of June 30, 2014 and December 31, 2013, respectively.

The embedded derivatives are carried at fair value with unrealized gains and losses from changes in fair value included in interest expense to affiliates. The fair value of the embedded derivatives was determined using a lattice-based valuation model by determining the fair value of the senior reset notes with and without the embedded derivatives included. The fair value of the senior reset notes with the embedded derivatives utilizes the contractual term of each senior reset note, reset rates calculated based on the spread between specified yield curves and the yield curve on T-Mobile long-term debt adjusted pursuant to the applicable supplemental indentures, and interest rate volatility. Interest rate volatility is a significant unobservable input (Level 3) as it is derived based on weighted risk-free rate volatility and credit spread volatility. Significant increases or decreases in the weighting of risk-free volatility and credit spread volatility, in isolation, would result in a higher or lower fair value of the embedded derivatives. The embedded derivatives were classified as Level 3 in the fair value hierarchy.

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

In April 2013, prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring the existing T-Mobile long-term debt to affiliates and all related derivative instruments, which included the interest rate swaps. The related balance in accumulated other comprehensive income (“AOCI”) was reclassified into net income (loss). As of June 30, 2014 and December 31, 2013, there were no outstanding interest rate swaps.

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

In April 2013, prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring the existing T-Mobile long-term debt to affiliates and all related derivative instruments, which included cross currency interest rate swaps. The related balance in AOCI was reclassified into net income (loss). As of June 30, 2014 and December 31, 2013, there were no outstanding cross currency interest rate swaps.

Fair values of derivative instruments measured on a recurring basis by level were as follows:

	Balance Sheet Location	June 30, 2014
(in millions)		Level 1	Level 2	Level 3	Total
Embedded derivatives	Other current assets	$—	$—	$14	$14
Embedded derivatives	Other assets	—	—	27	27

	Balance Sheet Location	December 31, 2013
(in millions)		Level 1	Level 2	Level 3	Total
Embedded derivatives	Other long-term liabilities	$—	$—	$13	$13

The following table summarizes the activity related to derivatives instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive loss:
Cross currency interest rate swaps	$—	$57	$—	$(17)
Gain (loss) recognized in interest expense to affiliates:
Embedded derivatives	(7)	(5)	54	(5)
Interest rate swaps	—	6	—	8
Cross currency interest rate swaps	—	48	—	53

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

The carrying amounts and fair values of the Company’s long-term debt were as follows:

	June 30, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt to affiliates	$5,600	$6,025	$5,600	$5,866
Long-term debt to third parties principal, excluding capital leases	13,600	14,597	13,600	14,251

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates for the long-term debt. The fair value estimates are based on information available as of June 30, 2014 and December 31,

2013. As such, the Company’s estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

Note 5 – Commitments and Contingencies

Purchase Commitments

T-Mobile has commitments to purchase handsets, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2018. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements, but are determined based on the non-cancelable quantities or termination amounts to which the Company was contractually obligated. During the second quarter of 2014, T-Mobile entered into significant new commitments for the purchase of network services, equipment and software.

Future minimum payments for non-cancelable purchase commitments, excluding non-dedicated transportation lines, are summarized below:

(in millions)	Purchase Commitments
Twelve Months Ending June 30,
2015	$1,389
2016	1,691
2017	1,257
2018	24
2019	2
Thereafter	—
Total	$4,363

Guarantee Liabilities

T-Mobile offers a handset upgrade program, Just Upgrade My Phone (“JUMP!”), that provides eligible customers a specified-price trade-in right to upgrade their handset.  Participating customers must finance their handset using an EIP.  Upon upgrading, the customer will receive a credit for up to 50% of their initially financed EIP balance provided they trade in their eligible used handset in good working condition and purchase a new handset from T-Mobile.

For customers who enroll in the trade-in programs, the Company defers the portion of equipment sales revenue which represents the estimated value of the specified-price trade-in right guarantee.  The guarantee liabilities are valued based on various economic and customer behavioral assumptions, including the customer's estimated remaining EIP balance at trade-in, the expected fair value of the used handset at trade-in, and the probability and timing of trade-in.  When the customer upgrades their handset, the difference between the trade-in credit to the customer and the fair value of the returned handset is recorded against the guarantee liabilities.  Guarantee liabilities included in other current liabilities were $298 million and $191 million as of June 30, 2014 and December 31, 2013, respectively.  The estimated EIP receivable balance if all enrolled handset upgrade program customers were to claim their benefit, not including any trade-in value of the required used handset, was $2.1 billion as of June 30, 2014. This is not an indication of the Company’s expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be in good working condition at trade-in, nor does it consider the probability and timing of trade-in.

Contingencies and Litigation

T-Mobile is involved in various lawsuits, regulatory proceedings, and other similar matters, including class actions and intellectual property claims, including patent infringement claims, that arise in the ordinary course of business. Specifically, T-Mobile faces actual and potential litigation and other legal and regulatory proceedings that challenge customer billing and other business practices, and seek awards of damages, restitution, injunctive relief, and/or penalties. T-Mobile has established an accrual with respect to certain of these matters, where appropriate, which is reflected in the condensed consolidated financial statements but that T-Mobile does not consider, individually or in the aggregate, significant. An accrual is established when T-Mobile believes it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where the Company has not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, the Company has not recorded an accrual due to various factors typical in contested proceedings, including but not limited to: uncertainty concerning legal theories and their resolution by courts or regulators; uncertain damage theories and demands;

and a less than fully developed factual record. While T-Mobile does not expect that the ultimate resolution of these proceedings, individually or in the aggregate, including the Federal Trade Commission (“FTC”) litigation and related matters described below, will have a material adverse effect on the Company’s financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on T-Mobile’s current understanding of relevant facts and circumstances. As such, T-Mobile’s view of these matters is subject to inherent uncertainties and may change in the future.

As T-Mobile has previously disclosed, state Attorneys General and other government agencies have engaged in investigations and inquiries regarding third-party billing, a practice sometimes referred to as “cramming”, and are seeking restitution and changes in business practices. In particular, these investigations and inquiries have focused on alleged unauthorized billing for premium Short Message Service (“SMS”) content. Premium SMS content was provided to customers by third parties that sent text alerts on topics of interest, such as weather and sports scores, and ringtones. T-Mobile, along with the other major wireless carriers, stopped billing for these services in late 2013. In June 2014, T-Mobile announced a comprehensive refund program, under which T-Mobile will notify current and former customers who paid for premium SMS content and have not already received a refund how to request a summary of these charges and a refund for those charges customers assert to have been unauthorized. T-Mobile recognized the estimated cost of the refund program as a reduction to service revenues during the second quarter of 2014.

On July 1, 2014, the FTC filed a lawsuit alleging that T-Mobile allowed third-party merchants to include unauthorized premium SMS content charges on customer bills, and seeking restitution and changes in business practices (Federal Trade Commission v. T-Mobile USA, Inc., Case No. 2:14-cv-00967-JLR, W.D. Washington). This complaint does not seek a specified sum as monetary relief. In addition, the Federal Communications Commission (“FCC”) and other government agencies have begun investigations and inquiries regarding billing for premium SMS content. Although it is reasonably possible that T-Mobile may incur losses relating to the alleged unauthorized billing of customers for premium SMS content in excess of the amount already recognized in connection with the comprehensive refund program described above, T-Mobile cannot reasonably estimate the amount of the possible loss or the range of loss, if any, which may result from these matters given the procedural status of the disputes, the legal issues presented, T-Mobile’s legal and factual defenses, the inherent difficulty in predicting the potential for or amount of regulatory fines and penalties, and the various remedies and levels of judicial review available to T-Mobile in the event a monetary award, fine or penalty is assessed. T-Mobile is vigorously defending these proceedings.

Note 6 – Additional Financial Information

Supplemental Balance Sheet Information

Cash and Cash Equivalents

T-Mobile is required to restrict cash equivalents as collateral for certain agreements.  Restricted cash equivalents included in other current assets were $100 million as of June 30, 2014 and December 31, 2013, respectively.

Accumulated Other Comprehensive Income

There were no significant effects on net income (loss) of amounts reclassified from AOCI for the three and six months ended June 30, 2014.

The following table presents the effects on net income (loss) of amounts reclassified from AOCI (in millions):

		Amount Reclassified from AOCI to Income
AOCI Component	Location	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Cross Currency Interest Rate Swaps	Interest expense to affiliates	$(48)	$(53)
	Income tax effect	18	20
	Net of tax	(30)	(33)

Foreign Currency Translation	Other income, net	166	166
	Income tax effect	(62)	(62)
	Net of tax	104	104

Total reclassifications, net of tax		$74	$71

Supplemental Statements of Comprehensive Income (Loss) Information

Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2014	2013	2014	2013
Basic and Diluted Earnings (Loss) Per Share:
Net income (loss)	$391	$(16)	$240	$91

Weighted average shares outstanding - basic	803,923,913	664,603,682	803,226,194	600,302,111
Dilutive effect of outstanding stock options and awards	9,632,224	—	9,676,941	1,392,800
Weighted average shares outstanding - diluted	813,556,137	664,603,682	812,903,135	601,694,911

Earnings (loss) per share - basic	$0.49	$(0.02)	$0.30	$0.15
Earnings (loss) per share - diluted	0.48	(0.02)	0.30	0.15

Potentially dilutive securities were not included in the computation of diluted earnings (loss) per share for certain periods if to do so would have been antidilutive.  For the three months ended June 30, 2014, potentially dilutive outstanding stock options of 1,631,748 and unvested stock awards of 65,108 as of June 30, 2014 were excluded. As the Company incurred a net loss for the three months ended June 30, 2013, all outstanding stock options of 11,319,269 and unvested stock awards of 22,911,491 as of June 30, 2013 were excluded. For the six months ended June 30, 2014 and 2013, potentially dilutive outstanding stock options of 1,631,748 and 8,460,878 and unvested stock awards of 87,816 and 22,911,491 as of June 30, 2014 and 2013, respectively, were excluded. Unvested performance stock units were based on the number of shares ultimately expected to vest based on T-Mobile’s business performance against the specified performance goal.

Supplemental Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flows information:

	Six Months Ended June 30,
(in millions)	2014	2013
Interest and income tax payments:
Interest payments	$639	$583
Income tax payments	23	14
Noncash investing and financing activities:
Increase in accounts payable for purchases of property and equipment	56	173
Short-term debt outstanding for financing of property and equipment purchases	250	193
Retirement of long-term debt to affiliates	—	14,450
Elimination of net unamortized discounts and premiums on long-term debt to affiliates	—	434
Issuance of new long-term debt to affiliates	—	11,200
Settlement of accounts receivable from affiliates and other outstanding balances	—	363
Income tax benefit from debt recapitalization	—	178
Net assets acquired in MetroPCS business combination, excluding cash acquired	—	827

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

In April 2014, Parent contributed $1.7 billion of cash to the Issuer in connection with the Verizon 700 MHz A-Block spectrum license acquisition. The transaction was recorded as an equity contribution and reflected in investments in subsidiaries, net on the Parent’s condensed consolidating balance sheet information. In addition, the contribution was presented as an investing activity from the Parent to the Issuer in the condensed consolidating statement of cash flows information.

Presented below is the condensed consolidating financial information as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, respectively. As the business combination was treated as a “reverse acquisition” and the Issuer was treated as the accounting acquirer, the Issuer’s historical financial statements are the historical financial statements of Parent for comparative purposes. As a result the Parent column only reflects activity in the condensed consolidating financial statements presented below for periods subsequent to the consummation of the business combination on April 30, 2013. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet Information
As of June 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,288	$1,500	$61	$231	$—	$3,080
Accounts receivable, net	—	—	3,782	157	—	3,939
Accounts receivable from affiliates	—	—	87	—	—	87
Inventory	—	—	791	—	—	791
Current portion of deferred tax assets, net	—	—	805	15	—	820
Other current assets	—	14	909	256	—	1,179
Total current assets	1,288	1,514	6,435	659	—	9,896
Property and equipment, net of accumulated depreciation	—	—	14,982	555	—	15,537
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	21,828	—	—	21,828
Other intangible assets, net of accumulated amortization	—	—	1,040	—	—	1,040
Investments in subsidiaries, net	13,455	29,942	112	—	(43,509)	—
Intercompany receivables	—	2,172	—	—	(2,172)	—
Other assets	2	50	1,618	82	(72)	1,680
Total assets	$14,745	$33,678	$47,698	$1,296	$(45,753)	$51,664
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$334	$4,907	$314	$—	$5,555
Current payables and short-term debt to affiliates	—	56	180	—	—	236
Short-term debt	—	250	22	—	—	272
Deferred revenue	—	—	447	—	—	447
Other current liabilities	—	—	598	23	—	621
Total current liabilities	—	640	6,154	337	—	7,131
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Long-term debt	—	13,983	386	—	—	14,369
Long-term financial obligation	—	—	367	2,135	—	2,502
Deferred tax liabilities	—	—	4,829	—	(72)	4,757
Deferred rents	—	—	2,237	—	—	2,237
Negative carrying value of subsidiaries, net	—	—	804	—	(804)	—
Intercompany payables	182	—	1,929	61	(2,172)	—
Other long-term liabilities	—	—	505	—	—	505
Total long-term liabilities	182	19,583	11,057	2,196	(3,048)	29,970
Total stockholders' equity	14,563	13,455	30,487	(1,237)	(42,705)	14,563
Total liabilities and stockholders' equity	$14,745	$33,678	$47,698	$1,296	$(45,753)	$51,664

Condensed Consolidating Balance Sheet Information
As of December 31, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,960	$2,698	$57	$176	$—	$5,891
Accounts receivable, net	—	—	3,541	78	—	3,619
Accounts receivable from affiliates	—	—	41	—	—	41
Inventory	—	—	586	—	—	586
Current portion of deferred tax assets, net	—	—	824	15	—	839
Other current assets	—	—	1,250	2	—	1,252
Total current assets	2,960	2,698	6,299	271	—	12,228
Property and equipment, net of accumulated depreciation	—	—	14,754	595	—	15,349
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	18,122	—	—	18,122
Other intangible assets, net of accumulated amortization	—	—	1,204	—	—	1,204
Investments in subsidiaries, net	11,484	29,123	—	—	(40,607)	—
Intercompany receivables	—	—	418	—	(418)	—
Other assets	2	24	1,292	93	(44)	1,367
Total assets	$14,446	$31,845	$43,772	$959	$(41,069)	$49,953
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$273	$4,218	$76	$—	$4,567
Current payables and short-term debt to affiliates	—	56	143	—	—	199
Short-term debt	—	226	18	—	—	244
Deferred revenue	—	—	445	—	—	445
Other current liabilities	—	—	313	40	—	353
Total current liabilities	—	555	5,137	116	—	5,808
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Long-term debt	—	14,010	335	—	—	14,345
Long-term financial obligation	—	—	365	2,131	—	2,496
Deferred tax liabilities	—	—	4,689	—	(44)	4,645
Deferred rents	—	—	2,113	—	—	2,113
Negative carrying value of subsidiaries, net	—	—	779	—	(779)	—
Intercompany payables	201	183	—	34	(418)	—
Other long-term liabilities	—	13	688	—	—	701
Total long-term liabilities	201	19,806	8,969	2,165	(1,241)	29,900
Total stockholders' equity	14,245	11,484	29,666	(1,322)	(39,828)	14,245
Total liabilities and stockholders' equity	$14,446	$31,845	$43,772	$959	$(41,069)	$49,953

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended June 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$5,259	$323	$(98)	$5,484
Equipment sales	—	—	1,768	—	(168)	1,600
Other revenues	—	—	70	34	(3)	101
Total revenues	—	—	7,097	357	(269)	7,185
Operating expenses
Cost of services	—	—	1,447	6	—	1,453
Cost of equipment sales	—	—	2,188	207	(180)	2,215
Selling, general and administrative	—	—	2,116	124	(89)	2,151
Depreciation and amortization	—	—	1,108	21	—	1,129
MetroPCS transaction and integration costs	—	—	22	—	—	22
Restructuring costs	—	—	—	—	—	—
Other, net	—	—	(747)	—	—	(747)
Total operating expenses	—	—	6,134	358	(269)	6,223
Operating income (loss)	—	—	963	(1)	—	962
Other income (expense)
Interest expense to affiliates	—	(85)	—	—	—	(85)
Interest expense	—	(212)	(15)	(44)	—	(271)
Interest income	—	—	83	—	—	83
Other income (expense), net	—	(14)	2	—	—	(12)
Total other income (expense), net	—	(311)	70	(44)	—	(285)
Income (loss) before income taxes	—	(311)	1,033	(45)	—	677
Income tax expense (benefit)	—	—	306	(20)	—	286
Earnings (loss) of subsidiaries	391	702	(12)	—	(1,081)	—
Net income (loss)	391	391	715	(25)	(1,081)	391
Other comprehensive loss, net of tax	—	—	—	—	—	—
Total comprehensive income (loss)	$391	$391	$715	$(25)	$(1,081)	$391

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended June 30, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$4,591	$191	$(26)	$4,756
Equipment sales	—	—	1,542	—	(163)	1,379
Other revenues	—	—	85	44	(36)	93
Total revenues	—	—	6,218	235	(225)	6,228
Operating expenses
Cost of services	—	—	1,342	21	(36)	1,327
Cost of equipment sales	—	—	1,994	122	(180)	1,936
Selling, general and administrative	—	—	1,821	35	(9)	1,847
Depreciation and amortization	—	—	867	21	—	888
MetroPCS transaction and integration costs	—	—	26	—	—	26
Restructuring costs	—	—	23	—	—	23
Total operating expenses	—	—	6,073	199	(225)	6,047
Operating income	—	—	145	36	—	181
Other income (expense)
Interest expense to affiliates	—	(225)	—	—	—	(225)
Interest expense	—	(53)	(13)	(43)	—	(109)
Interest income	—	—	40	—	—	40
Other income (expense), net	—	120	(2)	—	—	118
Total other income (expense), net	—	(158)	25	(43)	—	(176)
Income (loss) before income taxes	—	(158)	170	(7)	—	5
Income tax expense (benefit)	—	—	28	(7)	—	21
Earnings (loss) of subsidiaries	(47)	142	(15)	—	(80)	—
Net income (loss)	(47)	(16)	127	—	(80)	(16)
Other comprehensive income (loss), net of tax	—	(38)	23	—	(23)	(38)
Total comprehensive income (loss)	$(47)	$(54)	$150	$—	$(103)	$(54)

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Six Months Ended June 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$10,409	$588	$(176)	$10,821
Equipment sales	—	—	3,365	—	(317)	3,048
Other revenues	—	—	128	68	(5)	191
Total revenues	—	—	13,902	656	(498)	14,060
Operating expenses
Cost of services	—	—	2,907	10	—	2,917
Cost of equipment sales	—	—	4,501	345	(345)	4,501
Selling, general and administrative	—	—	4,176	224	(153)	4,247
Depreciation and amortization	—	—	2,143	41	—	2,184
MetroPCS transaction and integration costs	—	—	34	—	—	34
Other, net	—	—	(757)	—	—	(757)
Total operating expenses	—	—	13,004	620	(498)	13,126
Operating income	—	—	898	36	—	934
Other income (expense)
Interest expense to affiliates	—	(103)	—	—	—	(103)
Interest expense	—	(426)	(33)	(88)	—	(547)
Interest income	—	—	158	—	—	158
Other income (expense), net	—	(22)	4	—	—	(18)
Total other income (expense), net	—	(551)	129	(88)	—	(510)
Income (loss) before income taxes	—	(551)	1,027	(52)	—	424
Income tax expense (benefit)	—	—	206	(22)	—	184
Earnings (loss) of subsidiaries	240	791	(27)	—	(1,004)	—
Net income (loss)	240	240	794	(30)	(1,004)	240
Other comprehensive loss, net of tax	(3)	(3)	(3)	—	6	(3)
Total comprehensive income (loss)	$237	$237	$791	$(30)	$(998)	$237

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Six Months Ended June 30, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$8,447	$367	$(52)	$8,762
Equipment sales	—	—	2,308	—	(324)	1,984
Other revenues	—	—	141	86	(68)	159
Total revenues	—	—	10,896	453	(444)	10,905
Operating expenses
Cost of services	—	—	2,464	40	(68)	2,436
Cost of equipment sales	—	—	2,926	251	(355)	2,822
Selling, general and administrative	—	—	3,303	71	(21)	3,353
Depreciation and amortization	—	—	1,602	41	—	1,643
MetroPCS transaction and integration costs	—	—	39	—	—	39
Restructuring costs	—	—	54	—	—	54
Other, net	—	—	(2)	—	—	(2)
Total operating expenses	—	—	10,386	403	(444)	10,345
Operating income	—	—	510	50	—	560
Other income (expense)
Interest expense to affiliates	—	(403)	—	—	—	(403)
Interest expense	—	(54)	(20)	(86)	—	(160)
Interest income	—	—	75	—	—	75
Other income (expense), net	—	114	(2)	—	—	112
Total other income (expense), net	—	(343)	53	(86)	—	(376)
Income (loss) before income taxes	—	(343)	563	(36)	—	184
Income tax expense (benefit)	—	—	109	(16)	—	93
Earnings (loss) of subsidiaries	(47)	434	(29)	—	(358)	—
Net income (loss)	(47)	91	425	(20)	(358)	91
Other comprehensive income (loss), net of tax	—	(39)	24	—	(24)	(39)
Total comprehensive income (loss)	$(47)	$52	$449	$(20)	$(382)	$52

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$5	$(2,898)	$4,567	$55	$—	$1,729

Investing activities
Purchases of property and equipment	—	—	(1,887)	—	—	(1,887)
Purchases of spectrum licenses and other intangible assets	—	—	(2,367)	—	—	(2,367)
Investment in subsidiaries	(1,700)	—	—	—	1,700	—
Investments in unconsolidated affiliates, net	—	—	(20)	—	—	(20)
Other, net	—	—	(1)	—	—	(1)
Net cash used in investing activities	(1,700)	—	(4,275)	—	1,700	(4,275)

Financing activities
Proceeds from capital contribution	—	1,700	—	—	(1,700)	—
Repayments of short-term debt for purchases of property and equipment	—	—	(231)	—	—	(231)
Taxes paid related to net share settlement of stock awards	—	—	(72)	—	—	(72)
Excess tax benefit from stock-based compensation	—	—	33	—	—	33
Proceeds from exercise of stock options	23	—	—	—	—	23
Other, net	—	—	(18)	—	—	(18)
Net cash provided by (used in) financing activities	23	1,700	(288)	—	(1,700)	(265)

Change in cash and cash equivalents	(1,672)	(1,198)	4	55	—	(2,811)
Cash and cash equivalents
Beginning of period	2,960	2,698	57	176	—	5,891
End of period	$1,288	$1,500	$61	$231	$—	$3,080

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$298	$(386)	$1,769	$34	$—	$1,715

Investing activities
Purchases of property and equipment	—	—	(2,126)	—	—	(2,126)
Purchases of spectrum licenses and other intangible assets	—	—	(51)	—	—	(51)
Short term affiliate loan receivable, net	—	—	300	—	—	300
Cash and cash equivalents acquired in MetroPCS business combination	737	1,407	—	—	—	2,144
Other, net	—	—	(5)	—	—	(5)
Net cash provided by (used in) investing activities	737	1,407	(1,882)	—	—	262

Financing activities
Repayments related to a variable interest entity	—	—	(40)	—	—	(40)
Distribution to affiliate	—	—	(41)	—	—	(41)
Excess tax benefit from stock-based compensation	—	—	3	—	—	3
Proceeds from exercise of stock options	72	—	—	—	—	72
Other, net	—	—	(3)	—	—	(3)
Net cash provided by (used in) financing activities	72	—	(81)	—	—	(9)

Change in cash and cash equivalents	1,107	1,021	(194)	34	—	1,968
Cash and cash equivalents
Beginning of period	—	—	287	107	—	394
End of period	$1,107	$1,021	$93	$141	$—	$2,362

Note 8 – Subsequent Events

Contingencies and Litigation

In July 2014, the FTC filed a lawsuit against T-Mobile alleging claims related to the inclusion of unauthorized charges by third-party merchants on T-Mobile customer bills.  In addition, the FCC and other government agencies have begun investigations and inquiries regarding third-party billing, such as for premium SMS content.  See Note 5 – Commitments and Contingencies for further information.

Network Decommissioning Costs

Prior to the closing of the business combination, T-Mobile developed integration plans which included the decommissioning of the MetroPCS Code Division Multiple Access (“CDMA”) network and certain other redundant network cell sites. In July 2014, T-Mobile began decommissioning the MetroPCS CDMA network and redundant network cell sites. During the second half of 2014, T-Mobile expects to incur network decommissioning costs between $250 million and $300 million for certain cell sites in three major metropolitan markets. Network decommissioning costs primarily relate to the acceleration of lease costs for cell sites, which will result in cash expenditures that will continue to be made over the remaining lease terms, but for which T-Mobile will no longer receive any economic benefit. Accrued liabilities for network decommissioning costs will be relieved as payments are made over the remaining lease terms. Network decommissioning costs will be recognized in MetroPCS transaction and integration costs in the condensed consolidated statements of comprehensive income (loss).

T-Mobile expects to decommission certain cell sites in additional major metropolitan markets in 2015 and 2016. Currently, T-Mobile is unable to estimate the expected network decommissioning costs and related future cash expenditures for those cell sites due to uncertainties regarding the specific sites to be decommissioned and the timing of such decommissioning.

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

Financial Highlights

•
Service revenues increased 15% to $5.5 billion for the three months ended June 30, 2014, compared to $4.8 billion for the same period in 2013. Service revenues increased 23% to $10.8 billion for the six months ended June 30, 2014, compared to $8.8 billion for the same period in 2013.

•
Total net customer additions were 1,470,000 for the three months ended June 30, 2014, an increase compared to 1,130,000 net customer additions for the same period in 2013. Total net customer additions were 3,861,000 for the six months ended June 30, 2014, compared to 1,709,000 net customer additions for the same period in 2013.

•
Branded postpaid phone churn was consistent at 1.5% for the three months ended June 30, 2014 and 2013. Branded postpaid phone churn was 1.5% for the six months ended June 30, 2014, a 20 basis point improvement compared to 1.7% for the same period in 2013.

•
Adjusted EBITDA of $1.5 billion for the three months ended June 30, 2014, compared to $1.1 billion for the same period in 2013. Adjusted EBITDA of $2.5 billion for the six months ended June 30, 2014, compared to $2.3 billion for the same period in 2013.

•	Cash capital expenditures for property and equipment were $1.9 billion for the six months ended June 30, 2014, compared to $2.1 billion for the same period in 2013.

Note: Comparability of results in this Form 10-Q for the three and six months ended June 30, 2014 and 2013 is affected by the inclusion of MetroPCS results after the completion of the business combination on April 30, 2013.

Other Highlights

Un-carrier value proposition – In January 2014, we launched phase 4.0 of our Un-carrier value proposition or “Contract Freedom”, which reimburses customers’ early termination fees (“ETF”) when they switch from other carriers and trade in their eligible device. The reimbursement of ETF is recorded as a reduction of equipment sales revenues, and accordingly had an impact on both revenue and Adjusted EBITDA for the three and six months ended June 30, 2014. In April 2014, we announced that starting in May, for bills arriving in June, domestic overage charges will be abolished for all customers on our consumer plans. In June 2014, we launched phase 5.0 of our Un-carrier value proposition, or “T-Mobile Test Drive”, which allows consumers to test our network and an iPhone 5s with unlimited nationwide service for seven days at no charge. Also, in June 2014, we launched phase 6.0 of our Un-Carrier value proposition, or “Music Freedom”, which allows customers to stream music from popular music services without it counting against their data allotment. Additionally, as part of phase 6.0 of our Un-carrier value proposition, we launched Rhapsody unRadio in partnership with Rhapsody for a limited time, which allows Simple Choice customers with unlimited 4G data service to stream music at no additional cost. We are also offering Rhapsody unRadio at a discounted price for our eligible customers.

Spectrum purchases – In November 2013 and January 2014, we entered into agreements with Verizon for the acquisition of 700 MHz A-Block, AWS and PCS spectrum licenses in exchange for cash and the transfer of certain AWS and PCS spectrum licenses. These transactions further enhance our portfolio of U.S. nationwide broadband spectrum and enable the expansion of LTE coverage to new markets. Upon closing of the transactions in April 2014, we received 700 MHz A-Block, AWS and PCS spectrum licenses and exchanged certain AWS and PCS spectrum licenses. See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information.

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

Results of Operations

Set forth below is a summary of consolidated results:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	% Change	2014	2013	% Change
Revenues
Branded postpaid revenues	$3,511	$3,284	7%	$6,958	$6,547	6%
Branded prepaid revenues	1,736	1,242	40%	3,384	1,745	94%
Wholesale revenues	172	143	20%	346	293	18%
Roaming and other service revenues	65	87	(25)%	133	177	(25)%
Total service revenues	5,484	4,756	15%	10,821	8,762	23%
Equipment sales	1,600	1,379	16%	3,048	1,984	54%
Other revenues	101	93	9%	191	159	20%
Total revenues	7,185	6,228	15%	14,060	10,905	29%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,453	1,327	9%	2,917	2,436	20%
Cost of equipment sales	2,215	1,936	14%	4,501	2,822	59%
Selling, general and administrative	2,151	1,847	16%	4,247	3,353	27%
Depreciation and amortization	1,129	888	27%	2,184	1,643	33%
MetroPCS transaction and integration costs	22	26	(15)%	34	39	(13)%
Restructuring costs	—	23	NM	—	54	NM
Other, net	(747)	—	NM	(757)	(2)	NM
Total operating expenses	6,223	6,047	3%	13,126	10,345	27%
Operating income	962	181	NM	934	560	67%
Other income (expense)
Interest expense to affiliates	(85)	(225)	(62)%	(103)	(403)	(74)%
Interest expense	(271)	(109)	NM	(547)	(160)	NM
Interest income	83	40	108%	158	75	111%
Other income (expense), net	(12)	118	NM	(18)	112	NM
Total other expense, net	(285)	(176)	62%	(510)	(376)	36%
Income before income taxes	677	5	NM	424	184	NM
Income tax expense	286	21	NM	184	93	98%
Net income (loss)	$391	$(16)	NM	$240	$91	NM
NM – Not Meaningful

Revenues

Branded postpaid revenues increased $227 million, or 7%, for the three months ended and $411 million, or 6%, for the six months ended June 30, 2014, compared to the same periods in 2013. The increases were primarily attributable to growth in the number of average branded postpaid customers driven by the continued success of our Un-carrier value proposition along with an increase in revenues from the adoption of upgrade and insurance programs. These increases were partially offset by lower branded postpaid phone average revenue per user (“ARPU”). See “Performance Measures” for a description of ARPU. Branded postpaid phone ARPU was negatively impacted by the growth of our Value and Simple Choice (“Simple Choice”) plans, which have lower monthly service charges compared to traditional bundled plans. Branded postpaid customers on Value and Simple Choice plans increased over the past twelve months to 80% of the branded postpaid customer base as of June 30, 2014, compared to 50% as of June 30, 2013. Additionally, non-recurring factors of a reduction in certain regulatory surcharges and a non-recurring revenue adjustment for expected customer refunds on premium SMS content charges together reduced branded postpaid revenues by $43 million for the three months ended June 30, 2014.

Branded prepaid revenues increased $494 million, or 40%, for the three months ended and $1.6 billion, or 94%, for the six months ended June 30, 2014, compared to the same periods in 2013, primarily due to the inclusion of MetroPCS operating results since completion of the business combination and the subsequent expansion and growth of the MetroPCS customer base.

Wholesale revenues increased $29 million, or 20%, for the three months ended and $53 million, or 18%, for the six months ended June 30, 2014, compared to the same periods in 2013. The increase was primarily attributable to growth of the average number of Mobile Virtual Network Operator (“MVNO”) customers for the period. The increase in MVNO customers was primarily from MVNO growth in government subsidized Lifeline programs and monthly plans offered by our MVNO partners.

Roaming and other service revenues decreased $22 million, or 25%, for the three months ended and $44 million, or 25%, for the six months ended June 30, 2014, compared to the same periods in 2013, primarily due to a decline in ETFs following our introduction of the no annual service contract feature of the Simple Choice plan launched in March 2013.

Equipment sales increased $221 million, or 16%, for the three months ended and $1.1 billion, or 54%, for the six months ended June 30, 2014, compared to the same periods in 2013. The increases were primarily attributable to significant growth in the number of handsets sold due to higher gross customer additions and higher handset upgrade volumes, including JUMP! redemptions. To a lesser extent, the increases resulted from the inclusion of MetroPCS operating results for the entire three and six months ended June 30, 2014. These increases were partially offset by reductions to equipment sales revenues from the reimbursement of other carriers’ ETFs in connection with Un-carrier phase 4.0.

We financed $1.3 billion of equipment sales revenues through equipment installment plans during the three months ended June 30, 2014, a significant increase from $811 million in the same period in 2013, resulting from growth of our Simple Choice plans. Additionally, customers had associated equipment installment plan billings of $810 million in the three months ended June 30, 2014, compared to $314 million in the same period in 2013. During the six months ended June 30, 2014, we financed $2.6 billion of equipment sales revenues through equipment installment plans, an increase from $1.1 billion in the six months ended June 30, 2013. Additionally, customers had associated equipment installment plan billings of $1.5 billion in the six months ended June 30, 2014, compared to $508 million in the six months ended June 30, 2013. We classify EIP receivables, gross into credit categories of “Prime” and “Subprime”. Prime receivables, those with lower delinquency risk, were 53% of the EIP receivables on a gross basis as of June 30, 2014.

Other revenues increased $8 million, or 9%, for the three months ended and $32 million, or 20%, for the six months ended June 30, 2014, compared to the same periods in 2013. The increases were primarily due to higher co-location rental income from leasing space on T-Mobile-owned wireless communication towers to third parties and higher lease income associated with spectrum license lease agreements.

Operating Expenses

Cost of services increased $126 million, or 9%, for the three months ended and $481 million, or 20%, for the six months ended June 30, 2014, compared to the same periods in 2013. The increases were primarily due to the inclusion of MetroPCS operating results for the entire three and six months ended June 30, 2014. To a lesser extent, increases resulted from higher lease expense primarily relating to spectrum license lease agreements. These increases were partially offset by a reduction of certain regulatory surcharges that also reduced branded postpaid revenues for the three and six months ended June 30, 2014

Cost of equipment sales increased $279 million, or 14%, for the three months ended and $1.7 billion, or 59%, for the six months ended June 30, 2014, compared to the same periods in 2013. The increases were primarily attributable to significant growth in the number of handsets sold due to higher branded gross customer additions, higher handset upgrade volumes, including JUMP! redemptions, and an increase in the volume of smartphone sales of 41% and 99% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. To a lesser extent, the increases resulted from the inclusion of MetroPCS operating results for the entire three and six months ended June 30, 2014.

Selling, general and administrative increased $304 million, or 16%, for the three months ended and $894 million, or 27%, for the six months ended June 30, 2014, compared to the same periods in 2013. The increases were primarily due to higher employee-related costs as a result of increases in the number of retail and customer support employees, as well as costs associated with stock-based compensation, and the inclusion of MetroPCS operating results for the entire three and six months ended June 30, 2014. Additionally, higher promotional costs contributed to the increase for the six months ended June 30, 2014.

Depreciation and amortization increased $241 million, or 27%, for the three months ended and $541 million, or 33%, for the six months ended June 30, 2014, compared to the same periods in 2013. The increases in depreciation and amortization were primarily associated with the build out of the T-Mobile LTE network, which increased the depreciable base, and the inclusion of MetroPCS operating results for the entire three and six months ended June 30, 2014, including accelerated depreciation related to the decommissioning of the MetroPCS CDMA network. Additionally, depreciation expense was higher due to the shortening of useful lives of certain network equipment to be replaced in connection with network modernization efforts contributed to the increase.

MetroPCS transaction and integration costs of $22 million and $34 million for the three and six months ended June 30, 2014, respectively, and $26 million and $39 million for the three and six months ended June 30, 2013, respectively, reflect personnel-related costs and professional services costs associated with the business combination. In July 2014, we began decommissioning the MetroPCS CDMA network and certain other redundant network cell sites. We expect to incur between $250 million and $300 million in network decommissioning costs during the second half of 2014, which will be excluded from Adjusted EBITDA. These network decommissioning costs relate primarily to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites. See Note 8 – Subsequent Events of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information on the network decommissioning costs.

Other, net for both the three and six months ended June 30, 2014 primarily consisted of a non-cash gain of $731 million from spectrum license transactions. See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information.

Other Income (Expense)

Interest expense to affiliates decreased $140 million, or 62%, for the three months ended and $300 million, or 74%, for the six months ended June 30, 2014, compared to the same periods in 2013. The decreases were primarily due to lower debt balances with Deutsche Telekom in 2014, resulting from the recapitalization of T-Mobile prior to the business combination and Deutsche Telekom’s sale of non-reset notes in the aggregate principal amount of $5.6 billion in October 2013. The decrease during the six months ended June 30, 2014, compared to the same period in 2013, was further impacted by fair value adjustments related to embedded derivative instruments associated with the senior reset notes issued to Deutsche Telekom in the recapitalization. Additionally, interest expense to affiliates was higher during 2013 as a result of losses related to the retirement of derivative instruments associated with the extinguishment of the long-term debt to affiliates prior to the business combination.

Interest expense increased $162 million for the three months ended and $387 million for the six months ended June 30, 2014, compared to the same periods in 2013. The increases were primarily the result of new senior notes issued during 2013, the assumption of MetroPCS long-term debt in connection with the business combination and the reclassification of non-reset notes from long-term debt to affiliates to long-term debt following Deutsche Telekom’s sale of the non-reset notes in October 2013.

Interest income increased $43 million, or 108%, for the three months ended and $83 million, or 111%, for the six months ended June 30, 2014, compared to the same periods in 2013. The increases were primarily the result of significant growth in handsets financed through our equipment installment plans. Deferred interest associated with our EIP receivables is imputed at the time of sale and then recognized over the financed installment term.

Other income (expense), net decreased $130 million for the three and six months ended June 30, 2014, compared to the same periods in 2013. The decreases were primarily due to the recognition of foreign currency translation gains in 2013 related to the retirement of derivative instruments prior to the business combination in April 2013.

Income Taxes

Income tax expense increased $265 million for the three months ended and $91 million for the six months ended June 30, 2014, compared to the same periods in 2013, primarily due to higher pre-tax income. The effective tax rate was 42.2% and 395.2% for the three months ended June 30, 2014 and 2013, respectively, and 43.4% and 50.5% for the six months ended June 30, 2014 and 2013.

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

The financial condition of the Parent, Issuer and Guarantor Subsidiaries was substantially similar to the Company’s consolidated financial condition. Additionally, the results of operations of the Parent, Issuer and Guarantor Subsidiaries were substantially similar to the Company’s consolidated results of operations. The change in the financial condition of the Non-Guarantor Subsidiaries was primarily due to the inclusion of the net assets and results of operations of the Factoring SPE as a result of the factoring arrangement. As of June 30, 2014 and December 31, 2013, the most significant components of the financial condition of the Non-Guarantor Subsidiaries were property and equipment of $555 million and $595 million, respectively, long-term financial obligations of $2.1 billion and $2.1 billion, respectively, and stockholders’ deficit of $1.2 billion and $1.3 billion, respectively. The most significant components of the results of operations of our Non-Guarantor Subsidiaries for the three and six months ended June 30, 2014 were service revenues of $323 million and $588 million, respectively, offset by costs of equipment sales of $207 million and $345 million, respectively, resulting in a net comprehensive loss of $25 million and $30 million, respectively. Similarly, for the three and six months ended June 30, 2013, service revenues of $191 million and $367 million, respectively, were offset by costs of equipment sales of $122 million and $251 million, respectively, resulting in a net comprehensive loss of none and $20 million, respectively.

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

Total Customers

A customer is generally defined as a SIM card with a unique T-Mobile identity number which is associated to an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service, where they generally pay after incurring service, or prepaid service, where they generally pay in advance. Wholesale customers include Machine-to-Machine (“M2M”) and MVNO customers that operate on our network, but are managed by wholesale partners.

The following table sets forth the number of ending customers:

(in thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Customers, end of period
Branded postpaid phone customers	23,633	23,054	21,797
Branded postpaid mobile broadband customers	897	568	502
Total branded postpaid customers	24,530	23,622	22,299
Branded prepaid customers	15,639	15,537	15,072
Total branded customers	40,169	39,159	37,371
M2M customers	4,047	3,822	3,602
MVNO customers	6,329	6,094	5,711
Total wholesale customers	10,376	9,916	9,313
Total customers, end of period	50,545	49,075	46,684

The following table sets forth the number of net customer additions (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net customer additions (losses)
Branded postpaid phone customers	579	685	1,835	496
Branded postpaid mobile broadband customers	329	3	396	(6)
Total branded postpaid customers	908	688	2,231	490
Branded prepaid customers	102	(10)	567	191
Total branded customers	1,010	678	2,798	681
M2M customers	225	133	445	333
MVNO customers	235	319	618	695
Total wholesale customers	460	452	1,063	1,028
Total net customer additions	1,470	1,130	3,861	1,709
Acquired customers	—	8,918	—	8,918

Net customer additions for the three months ended June 30, 2014 were 1,470,000, compared to net customer additions of 1,130,000 in the same period in 2013. Net customer additions for the six months ended June 30, 2014 were 3,861,000, compared to net customer additions of 1,709,000 in the same period in 2013. As of June 30, 2014, we had approximately 50.5 million customers, an 8% increase from the customer total as of December 31, 2013. The increases were the result of growth in all customer categories, as described below.

Branded Customers

Branded postpaid phone net customer additions were 579,000 for the three months ended June 30, 2014, compared to branded postpaid phone net customer additions of 685,000 for the same period in 2013. Branded postpaid phone net customer additions were 1,835,000 for the six months ended June 30, 2014, compared to branded postpaid phone net customer additions of 496,000 for the same period in 2013. The decrease in branded postpaid phone net customer additions for the three months ended June 30, 2014 was primarily due to higher branded postpaid phone deactivations as described in the churn section below. Also, postpaid phone net customer additions in the second quarter of 2013 benefited from our introduction of the Apple® iPhone®. The significant improvement in customer development for the six months ended June 30, 2014 was attributable to increased new customer activations and improved branded postpaid phone churn. Growth in branded postpaid phone gross customer additions for the six months ended June 30, 2014 resulted primarily from strong response to our Un-carrier value proposition and the sales of popular handsets.

Branded postpaid mobile broadband net customer additions were 329,000 for the three months ended June 30, 2014, compared to branded postpaid mobile broadband net customer additions of 3,000 for the same period in 2013. Branded postpaid mobile broadband net customer additions were 396,000 for the six months ended June 30, 2014, compared to branded postpaid mobile broadband net customer losses of 6,000 for the same period in 2013. Growth in branded postpaid mobile broadband net customer additions resulted from positive customer response to “Operation Tablet Freedom”. In April 2014, we launched Operation Tablet Freedom for a limited time, which provides customers with an existing voice line with up to 1.2 GB of free data per month for their tablet device until the end of the year.

Branded prepaid net customer additions were 102,000 for the three months ended June 30, 2014, compared to branded prepaid net customer losses of 10,000 for the same period in 2013. Branded prepaid net customer additions were 567,000 for the six months ended June 30, 2014, compared to branded prepaid net customer additions of 191,000 for the same period in 2013. The improvements were attributable to higher branded prepaid gross customer additions primarily due to the acquisition and subsequent expansion of the MetroPCS brand, including the launch into 30 additional markets during 2013.

Wholesale

Wholesale net customer additions were 460,000 for the three months ended June 30, 2014, compared to wholesale net customer additions of 452,000 for the same period in 2013. Wholesale net customer additions were 1,063,000 for the six months ended June 30, 2014, compared to wholesale net customer additions of 1,028,000 for the same period in 2013. The increases in wholesale net customer additions resulted primarily from MVNO growth in government subsidized Lifeline programs and monthly plans offered by our MVNO partners. Both MVNO and M2M customers continued to grow in the three and six months ended June 30, 2014.  MVNO partners often have relationships with multiple carriers and through steering their business towards carriers offering promotions can impact specific carriers’ results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Branded postpaid phone churn	1.5%	1.5%	1.5%	1.7%
Branded prepaid churn	4.5%	5.4%	4.4%	6.0%

Branded postpaid phone churn was stable for the three months ended June 30, 2014, compared to the same period in 2013, but decreased to 1.5% for the six months ended June 30, 2014, compared to 1.7% for the same period in 2013. Branded postpaid phone churn was impacted by continued focus on churn reduction initiatives, such as improving network quality and total customer experience. Additionally, the continued success of our Un-carrier value proposition and the introduction of popular handsets during 2013, including the Apple iPhone, improved customer retention. For the three months ended June 30, 2014, while churn remained stable, deactivations increased due to a larger branded postpaid phone customer base.

Branded prepaid churn was 4.5% for the three months ended June 30, 2014, compared to 5.4% for the same period in 2013. Branded prepaid churn was 4.4% for the six months ended June 30, 2014, compared to 6.0% for the same period in 2013. Branded prepaid churn was impacted positively by the inclusion of MetroPCS customers, which represent the largest portion of the branded prepaid customer base and have lower rates of churn than T-Mobile’s other branded prepaid customers.

Average Revenue Per User (“ARPU”) and Average Billings Per User (“ABPU”)

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess our per-customer service revenue realization, assist in forecasting our future service revenues, and evaluate the average monthly service revenues generated from our customer base. Branded postpaid phone ARPU is reported for the first time in the quarterly reporting period ending June 30, 2014 in replacement of branded postpaid ARPU to exclude mobile broadband customers and related revenues and provide which is more comparable with other national carriers’ ARPU disclosures.

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

The following tables illustrate the calculation of ARPU and ABPU and reconciles these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU and ABPU:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except average number of customers, ARPU and ABPU)	2014	2013	2014	2013
Calculation of Branded Postpaid Phone ARPU:
Branded postpaid service revenues	$3,511	$3,284	$6,958	$6,547
Less: Branded postpaid mobile broadband revenues	(54)	(42)	(101)	(86)
Branded postpaid phone service revenues	$3,457	$3,242	$6,857	$6,461
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	23,368	19,999	22,908	19,844
Branded postpaid phone ARPU	$49.32	$54.04	$49.89	$54.26

Calculation of Branded Postpaid ABPU:
Branded postpaid service revenues	$3,511	$3,284	$6,958	$6,547
Add: EIP billings	810	314	1,467	508
Total billings for branded postpaid customers	$4,321	$3,598	$8,425	$7,055
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	24,092	20,425	23,533	20,271
Branded postpaid ABPU	$59.79	$58.72	$59.67	$58.01

Calculation of Branded Prepaid ARPU:
Branded prepaid service revenues	$1,736	$1,242	$3,384	$1,745
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	15,569	11,902	15,395	8,919
Branded prepaid ARPU	$37.16	$34.78	$36.63	$32.61

Branded postpaid phone ARPU decreased $4.72, or 9%, for the three months ended and $4.37, or 8%, for the six months ended June 30, 2014, compared to the same periods in 2013. The decreases were primarily due to the continued growth of customers on Simple Choice plans, which have lower monthly service charges compared to traditional bundled plans. As of June 30, 2014, branded postpaid customers on Simple Choice plans represented 80% of branded postpaid customers compared to 50% of branded postpaid customers at June 30, 2013. Additionally, non-recurring factors of a reduction in certain regulatory surcharges and a non-recurring revenue adjustment for expected customer refunds on premium SMS content charges together reduced branded postpaid phone ARPU by $0.61 for the three months ended June 30, 2014. Excluding these non-recurring factors, branded postpaid phone ARPU would have been $49.93 for the three months ended June 30, 2014.

Branded postpaid ABPU increased $1.07, or 2%, for the three months ended and $1.66, or 3%, for the six months ended June 30, 2014, compared to the same periods in 2013. Branded postpaid ABPU increased primarily due to growth in our EIP billings on a per user basis, offset in part by lower branded postpaid phone ARPU. ABPU reflects the shift in customer billings from branded postpaid service revenues to equipment sales revenues.

Branded prepaid ARPU increased $2.38, or 7%, for the three months ended and $4.02, or 12%, for the six months ended June 30, 2014, compared to the same periods in 2013. The increases were primarily due to the inclusion and growth of the MetroPCS customer base, which generate higher ARPU than T-Mobile’s other branded prepaid customer base.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net income which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$391	$(16)	$240	$91
Adjustments:
Interest expense to affiliates	85	225	103	403
Interest expense	271	109	547	160
Interest income	(83)	(40)	(158)	(75)
Other expense (income), net	12	(118)	18	(112)
Income tax expense	286	21	184	93
Operating income	962	181	934	560
Depreciation and amortization	1,129	888	2,184	1,643
MetroPCS transaction and integration costs	22	26	34	39
Restructuring costs	—	23	—	54
Stock-based compensation	63	6	112	6
Other, net (1)	(725)	—	(725)	—
Adjusted EBITDA	$1,451	$1,124	$2,539	$2,302
Adjusted EBITDA margin	26%	24%	23%	26%

(1)
Other, net for the three and six months ended June 30, 2014 primarily consisted of a non-cash gain from spectrum license transactions.  Other, net transactions may not agree in total to the other, net in the condensed consolidated statements of comprehensive income (loss) primarily due to certain routine operating activities, such as insignificant routine spectrum license exchanges that would be expected to reoccur, and are therefore included in Adjusted EBITDA.

Adjusted EBITDA increased 29% for the three months ended and 10% for the six months ended June 30, 2014, compared to the same periods in 2013. Adjusted EBITDA was positively impacted by increased branded postpaid revenues resulting from growth in the branded postpaid customer base due to positive customer response to our Un-carrier value proposition. In addition, the inclusion of MetroPCS operating results for the entire three and six months ended June 30, 2014 positively impacted Adjusted EBITDA for those periods compared to the prior year. These increases were offset by higher selling, general and administrative expenses. Additionally, Adjusted EBITDA for the six months ended June 30, 2014 was negatively impacted by an increase in loss on equipment sales.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from the sale of certain service receivables related to a factoring arrangement, financing arrangements which effectively extend payment terms, issuance of long-term debt and issuance of common stock in connection with public offerings. As of June 30, 2014, our cash and cash equivalents were $3.1 billion. In addition, we have entered into an unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings. We expect our current sources of funding to be sufficient to meet the anticipated liquidity requirements of the Company in the next 12 months and intend to use our current sources of funding for general corporate purposes, including capital investments, enhancing our financial flexibility and opportunistically acquiring additional spectrum in private party transactions and government auctions. We may seek to raise additional debt or equity capital to the extent our projections regarding our liquidity requirements change or on an opportunistic basis when there are favorable market conditions. Further, we may consider entering into factoring arrangements to sell certain EIP receivables as an additional source of liquidity.

Prior to the completion of the business combination with MetroPCS on April 30, 2013, our sources of liquidity were cash and cash equivalents and short-term investments with Deutsche Telekom included in accounts receivable from affiliates, and cash generated from operations.

In January 2014, we entered into agreements with Verizon for the acquisition of 700 MHz A-Block spectrum licenses for cash and the transfer of certain AWS and PCS spectrum licenses. Upon closing the transaction in April 2014, we paid Verizon $2.4 billion with cash on hand and transferred certain AWS and PCS spectrum licenses.

In February 2014, we entered into a two-year factoring arrangement to sell certain receivables on a revolving basis as an additional source of liquidity. The factoring arrangement is subject to a maximum funding limit of $500 million. We sold receivables related to the factoring arrangement for net cash proceeds of $468 million for the six months ended June 30, 2014. See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information on the factoring arrangement.

The indentures governing the long-term debt, excluding capital leases, contain covenants that, among other things, limit our ability to: incur more debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the indentures and the supplemental indentures relating to the long-term debt. As of June 30, 2014, we were in compliance with all restrictive debt covenants.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure.

Property and equipment capital expenditures for the six months ended June 30, 2014 and 2013 primarily relate to our network modernization and deployment of 4G LTE. We expect cash capital expenditures for property and equipment to be in the range of $4.3 billion to $4.6 billion for the year ending December 31, 2014. This does not include purchases of spectrum licenses, including the acquisition of 700 MHz A-Block spectrum licenses from Verizon.

Cash Flows

The following table shows cash flow information:

	Six Months Ended June 30,
(in millions)	2014	2013
Net cash provided by operating activities	$1,729	$1,715
Net cash provided by (used in) investing activities	(4,275)	262
Net cash used in financing activities	(265)	(9)

The historical cash flows of T-Mobile USA should not be considered representative of the anticipated cash flows of T-Mobile US, Inc., the combined company resulting from the business combination on April 30, 2013.

Operating Activities

Cash provided by operating activities was $1.7 billion for the six months ended June 30, 2014 and 2013. Consistent cash flow provided by operating activities was driven by several factors. Our operating income, exclusive of non-cash items such as depreciation and amortization and gains from spectrum license transactions, increased slightly compared to the same period in the prior year. This was primarily a result of higher selling, general and administrative costs partially offset by increases in branded postpaid revenues due to our acceleration of customer growth. Net changes in working capital decreased slightly due to increases in EIP receivables. This was offset in part by proceeds from the sales of receivables related to the factoring arrangement and increases in accounts payable and accrued liabilities due in part to timing of vendor payments.

Investing Activities

Cash used in investing activities was $4.3 billion for the six months ended June 30, 2014, compared to $262 million provided by investing activities for the same period in 2013. For the six months ended June 30, 2014, cash used in investing activities primarily consisted of purchases of intangible assets of $2.4 billion relating to the acquisition of 700 MHz A-Block spectrum licenses and purchases of property and equipment of $1.9 billion as a result of our network modernization and deployment timing of 4G LTE. For the six months ended June 30, 2013, cash provided by investing activities primarily consisted of cash and cash equivalents acquired in the business combination with MetroPCS of $2.1 billion and the settlement of a short-term loan receivable, net with Deutsche Telekom of $300 million. This was partially offset by purchases of property and equipment of $2.1 billion as a result of our network modernization and deployment timing of 4G LTE.

Financing Activities

Cash used in financing activities was $265 million for the six months ended June 30, 2014, compared to $9 million for the same period in 2013. The increase was primarily due to repayments of short-term debt for purchases of property and equipment of $231 million and payments of employee taxes in connection with the net share settlement of stock awards of $72 million. This was offset in part by excess tax benefit from stock based compensation of $33 million and proceeds from the exercise of stock options of $23 million.

Contractual Obligations

Current accounting standards require disclosure of material obligations and commitments to make future payments under contracts, such as debt, lease agreements, and purchase obligations. See Note 5 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and Note 7 – Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

The following table provides aggregate information about T-Mobile's contractual obligations as of June 30, 2014:

(in millions)	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$—	$—	$4,000	$15,200	$19,200
Interest expense on long-term debt	1,233	2,429	2,397	2,604	8,663
Financial obligation (2)	164	328	328	1,221	2,041
Non-dedicated transportation lines	673	1,354	875	597	3,499
Operating leases, including dedicated transportation lines	2,250	4,017	3,307	4,675	14,249
Capital lease obligations, including interest	48	107	110	313	578
Vendor financing arrangements	250	—	—	—	250
Purchase obligations (3)	1,389	2,948	26	—	4,363
Total contractual obligations	$6,007	$11,183	$11,043	$24,610	$52,843

(1)
Represents principal amounts of long-term debt at maturity, excluding unamortized premium from purchase price allocation fair value adjustment, capital lease obligations and vendor financing arrangements.

(2)
Future minimum payments, including principal and interest payments and imputed lease rental income, related to the long-term financial obligation recorded in connection with the Tower Transaction. See Note 8 – Tower Transaction and Related Long-Term Financial Obligation of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

(3)
T-Mobile calculated the minimum obligation for certain agreements to purchase goods or services based on termination fees that can be paid to exit the contract. Termination penalties are included in the above table as payments due in less than one year, as this is the earliest T-Mobile could exit these contracts. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of June 30, 2014 under normal business purposes.

Certain commitments and obligations are included in the table based on the year of required payment or an estimate of the year of payment. Other non-current liabilities have been excluded from the tables due to the uncertainty of the timing of payments, combined with the absence of historical trending to be used as a predictor of such payments.

The purchase obligations reflected in the table above are primarily commitments to purchase handsets and accessories, equipment, software, programming and network services, and marketing activities, which will be used or sold in the ordinary course of business. These amounts do not represent T-Mobile’s entire anticipated purchases in the future, but represent only those items for which T-Mobile is contractually committed. The Company also has purchase obligations that vary with the level of the Company’s sales of certain products. The future development of sales of those products could result in purchase obligations in excess of the amounts shown in the table above. Where T-Mobile is committed to make a minimum payment to the supplier regardless of whether it takes delivery, T-Mobile has included only that minimum payment as a purchase obligation.

Off-Balance Sheet Arrangements

In February 2014, T-Mobile entered into a two-year factoring arrangement to sell certain service accounts receivable on a revolving basis as an additional source of liquidity. As of June 30, 2014, T-Mobile derecognized net receivables of $611 million upon sale through the factoring arrangement.  See Note 2 – Acquisitions and Other Transactions of the Notes to the

Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information on the factoring arrangement.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2014 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

Deutsche Telekom, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended June 30, 2014, gross revenues of all Deutsche Telekom affiliates generated by roaming and interconnection traffic with Iran were less than $1 million and estimated net profits were less than $1 million.

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits related to such activities recorded from these non-U.S. subsidiaries for the three months ended June 30, 2014 were less than $0.1 million. We understand that Deutsche Telekom intends to continue these activities.

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

Recently Issued Accounting Standards

See Note 1 – Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information on the recently issued accounting standards.

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

We are exposed to changes in interest rates, primarily on our long-term debt to affiliates. As of June 30, 2014, we had $5.6 billion in long-term debt with Deutsche Telekom comprised of senior reset notes. Changes in interest rates can lead to fluctuations in the fair value of our variable-rate debt instruments.

To perform the sensitivity analysis on the long-term debt to affiliates, we assessed the risk of a change in the fair value from the effect of a hypothetical interest rate change of 100 basis points. As of June 30, 2014, the change in the fair value of our long-term debt to affiliates, based on this hypothetical change, is shown in the table below:

		Fair Value Assuming
(in millions)	Fair Value	+100 Basis Point Shift	-100 Basis Point Shift
Long-term debt to affiliates	$6,025	$5,976	$6,071

To manage interest rate risk, the interest rates on the senior reset notes are adjusted at the reset dates to rates defined in the applicable supplemental indenture. The Company determined certain components of the reset feature are required to be bifurcated from the senior reset notes and separately accounted for as embedded derivative instruments not designated as hedges. As of June 30, 2014, we had $41 million in embedded derivatives related to the senior reset notes. Changes in the spreads between the specified yield curves and the yield curve on T-Mobile long-term debt can lead to fluctuations in the fair value of our embedded derivatives.

To perform sensitivity analysis on the embedded derivatives, we assessed the risk of loss in fair values from the effect of a hypothetical spread change between specified yield curves and the yield curve on T-Mobile long-term debt of 10 basis points on our portfolio of embedded derivatives. As of June 30, 2014, the change in the fair value of our embedded derivatives, based on this hypothetical change, is shown in the table below:

		Fair Value Assuming
	Fair Value	+10 Basis Point Shift	-10 Basis Point Shift
Embedded derivatives	$41	$64	$19

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.1*	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014).				X
10.2
Second Amendment to the Master Receivables Purchase Agreement dated as of June 12, 2014, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer and T-Mobile US, Inc. as performance guarantor.
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

T-MOBILE US, INC.

July 31, 2014	/s/ J. Braxton Carter
J. Braxton Carter Executive Vice President and Chief Financial Officer (Duly Authorized Officer)