Form 10-Q
period 2014-09-30
T-Mobile US, Inc.
filed 2014-10-28
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 23, 2014
Common Stock, $0.00001 par value per share	807,350,358

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$5,787	$5,891
Accounts receivable, net of deferred interest and allowances of $465 and $381	4,433	3,619
Accounts receivable from affiliates	82	41
Inventory	674	586
Current portion of deferred tax assets, net	950	839
Other current assets	1,369	1,252
Total current assets	13,295	12,228
Property and equipment, net of accumulated depreciation of $21,410 and $19,649	15,798	15,349
Goodwill	1,683	1,683
Spectrum licenses	21,689	18,122
Other intangible assets, net of accumulated amortization of $726 and $476	956	1,204
Other assets	1,694	1,367
Total assets	$55,115	$49,953
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,057	$4,567
Current payables to affiliates	315	199
Short-term debt	1,168	244
Deferred revenue	452	445
Other current liabilities	613	353
Total current liabilities	8,605	5,808
Long-term debt to affiliates	5,600	5,600
Long-term debt	16,284	14,345
Long-term financial obligation	2,510	2,496
Deferred tax liabilities	4,744	4,645
Deferred rents	2,289	2,113
Other long-term liabilities	558	701
Total long-term liabilities	31,985	29,900
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 808,680,349 and 803,262,309 shares issued, 807,297,844 and 801,879,804 shares outstanding	—	—
Additional paid-in capital	37,466	37,330
Treasury stock, at cost, 1,382,505 and 1,382,505 shares issued	—	—
Accumulated other comprehensive income	1	3
Accumulated deficit	(22,942)	(23,088)
Total stockholders' equity	14,525	14,245
Total liabilities and stockholders' equity	$55,115	$49,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2014	2013	2014	2013
Revenues
Branded postpaid revenues	$3,670	$3,302	$10,628	$9,849
Branded prepaid revenues	1,790	1,594	5,174	3,339
Wholesale revenues	171	157	517	449
Roaming and other service revenues	53	85	186	262
Total service revenues	5,684	5,138	16,505	13,899
Equipment sales	1,561	1,467	4,609	3,452
Other revenues	105	83	296	242
Total revenues	7,350	6,688	21,410	17,593
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,488	1,444	4,405	3,880
Cost of equipment sales	2,308	2,015	6,809	4,837
Selling, general and administrative	2,283	1,933	6,530	5,286
Depreciation and amortization	1,138	987	3,322	2,630
Cost of MetroPCS business combination	97	12	131	51
Gains on disposal of spectrum licenses	(13)	—	(770)	—
Other, net	—	—	—	52
Total operating expenses	7,301	6,391	20,427	16,736
Operating income	49	297	983	857
Other income (expense)
Interest expense to affiliates	(83)	(183)	(186)	(586)
Interest expense	(260)	(151)	(807)	(311)
Interest income	97	50	255	125
Other income (expense), net	(14)	(7)	(32)	105
Total other expense, net	(260)	(291)	(770)	(667)
Income (loss) before income taxes	(211)	6	213	190
Income tax expense (benefit)	(117)	42	67	135
Net income (loss)	$(94)	$(36)	$146	$55
Other comprehensive income (loss), net of tax
Net gain on cross currency interest rate swaps, net of tax effect of $0, $0, $0, and $13	—	—	—	23
Net loss on foreign currency translation, net of tax effect of $0, $0, $0 and ($37)	—	—	—	(62)
Unrealized gain (loss) on available-for-sale securities, net of tax effect of $0, $0, ($1) and $0	1	—	(2)	—
Other comprehensive income (loss), net of tax	1	—	(2)	(39)
Total comprehensive income (loss)	$(93)	$(36)	$144	$16
Earnings (loss) per share
Basic	$(0.12)	$(0.05)	$0.18	$0.09
Diluted	(0.12)	(0.05)	0.18	0.09
Weighted average shares outstanding
Basic	807,221,761	726,877,458	804,572,685	642,957,645
Diluted	807,221,761	726,877,458	813,507,827	645,520,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
Operating activities
Net cash provided by operating activities	$2,791	$2,541

Investing activities
Purchases of property and equipment	(3,018)	(3,143)
Purchases of spectrum licenses and other intangible assets	(2,390)	(52)
Short term affiliate loan receivable, net	—	300
Cash and cash equivalents acquired in MetroPCS business combination	—	2,144
Change in restricted cash equivalents	—	(100)
Investments in unconsolidated affiliates, net	(30)	(22)
Other, net	(2)	5
Net cash used in investing activities	(5,440)	(868)

Financing activities
Proceeds from issuance of long-term debt	2,993	498
Proceeds from issuance of short-term debt for purchases of inventory	100	—
Repayments of short-term debt for purchases of inventory, property and equipment	(514)	(194)
Repayments related to a variable interest entity	—	(80)
Distribution to affiliate	—	(41)
Proceeds from exercise of stock options	25	116
Taxes paid related to net share settlement of stock awards	(72)	—
Excess tax benefit from stock-based compensation	34	4
Other, net	(21)	(5)
Net cash provided by financing activities	2,545	298

Change in cash and cash equivalents	(104)	1,971
Cash and cash equivalents
Beginning of period	5,891	394
End of period	$5,787	$2,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Note 2 – Acquisitions and Other Transactions

Spectrum License Transactions

In November 2013 and January 2014, T-Mobile entered into agreements with Verizon Communications Inc. (“Verizon”) for the acquisition of 700 MHz A-Block, Advanced Wireless Service (“AWS”) and Personal Communications Service (“PCS”) spectrum licenses for cash and the exchange of certain AWS and PCS spectrum licenses.  Upon closing of the transactions in April 2014, T-Mobile received 700 MHz A-Block, AWS and PCS spectrum licenses, paid Verizon $2.4 billion in cash and transferred certain AWS and PCS spectrum licenses. T-Mobile recorded the spectrum licenses received at their fair value of $4.5 billion. In addition, T-Mobile recognized a non-cash gain of $731 million included in gains on disposal of spectrum licenses for the nine months ended September 30, 2014.

In 2014, T-Mobile entered into transactions with various companies for the acquisition of 700 MHz A-Block, AWS and PCS spectrum licenses with an estimated aggregate fair value of approximately $0.4 billion, which cover more than 28 million people, for cash and the exchange of certain AWS and PCS spectrum licenses, which cover approximately 6 million people. Non-cash gains are expected to be recognized upon closing of the transactions, which are expected to occur during the fourth quarter of 2014 and first quarter of 2015.  The transactions are subject to regulatory approval and other customary closing conditions.

Debt

In June 2014, the Company entered into a handset financing arrangement with affiliates of Deutsche Bank AG which allows for up to $108 million in borrowings.  Under the handset financing arrangement, the Company can effectively extend payment terms for invoices payable to certain handset vendors.  The interest rate on the handset financing arrangement is determined based on LIBOR plus a specified margin per the arrangement.  Obligations under the handset financing arrangement are included in short-term debt.  In the third quarter of 2014, T-Mobile utilized and paid $100 million under the handset financing arrangement. As of September 30, 2014, there was no outstanding balance.

In September 2014, the Company issued $1.3 billion of 6.000% Senior Notes due 2023 and $1.7 billion of 6.375% Senior Notes due 2025, for which certain subsidiaries are guarantors. See Note 7 – Guarantor Financial Information for further information regarding the condensed consolidating financial information of T-Mobile’s guarantor subsidiaries. A portion of the proceeds from the issuance of the notes will be used to redeem the $1.0 billion of 7.875% Senior Notes due 2018.  As notice of redemption was provided in September 2014, the 7.875% Senior Notes were included in short-term debt as of September 30, 2014.

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

The Company recognized the following expenses included in cost of MetroPCS business combination:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Network decommissioning costs, including effects of deferred items	$97	$—	$97	$—
Transaction and integration costs	—	12	34	51
Cost of MetroPCS business combination	$97	$12	$131	$51

Network Decommissioning Costs

Prior to the closing of the business combination with MetroPCS, T-Mobile developed integration plans which included the decommissioning of the MetroPCS Code Division Multiple Access (“CDMA”) network and certain other redundant network cell sites. In July 2014, T-Mobile began decommissioning the MetroPCS CDMA network and redundant network cell sites. Network decommissioning costs primarily relate to the acceleration of lease costs for decommissioned cell sites for which T-Mobile will no longer receive any economic benefit. Accrued liabilities for network decommissioning costs will be relieved as cash payments are made over the remaining lease terms. In addition, network decommissioning costs include the write off of deferred items related to certain cell sites, which consist of prepaid rent expense, favorable leases, unfavorable leases and deferred rent expense.  During the third quarter of 2014, T-Mobile recognized network decommissioning costs, including effects of deferred items, of $97 million and expects to incur additional network decommissioning costs of $150 million to $200 million in the fourth quarter of 2014 for certain cell sites.

T-Mobile expects to decommission additional cell sites in 2015 and 2016. Currently, T-Mobile is unable to estimate the expected network decommissioning costs and related future cash expenditures for those cell sites due to uncertainties regarding the specific cell sites to be decommissioned and the timing of such decommissioning.

The following table summarizes the activity related to the accrual for network decommissioning costs:

(in millions)	September 30, 2014
Balances, beginning of period	$—
Network decommissioning costs	99
Cash payments	(2)
Balances, end of period	$97

Classified on the balance sheet as:
Accounts payable and accrued liabilities	$33
Other long-term liabilities	64
Network decommissioning costs accrual	$97

Transaction and Integration Costs

Transaction and integration costs generally included costs for personnel associated with the change in control and other acquisition-related charges and costs for personnel, professional services and combining information technology infrastructures associated with ongoing integration activities.

Factoring Arrangement

Transaction Overview

In February 2014, T-Mobile entered into a two-year factoring arrangement to sell certain service accounts receivable on a revolving basis with a maximum funding limit of $500 million, subject to change upon notification to certain third parties. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature. In connection with the factoring arrangement, the Company formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote special purpose entity (“Factoring SPE”). Pursuant to the factoring arrangement, certain subsidiaries of T-Mobile transfer selected receivables to the Factoring SPE.  The Factoring SPE then sells the receivables to an unaffiliated entity (“Factoring VIE”), which was established to facilitate the sale of ownership interests in the receivables to certain third parties.

Variable Interest Entity

The Company determined the Factoring VIE is a VIE as it lacks sufficient equity to finance its activities. The Company has a variable interest in the Factoring VIE, but is not the primary beneficiary as it lacks the power to direct the activities that most significantly impact the Factoring VIE’s economic performance. The activities which most significantly impact the Factoring VIE’s economic performance include committing the Factoring VIE to legal agreements to purchase or sell assets, selecting which receivables are purchased in the factoring arrangement, determining whether the Factoring VIE will sell interests in the purchased service receivables to other parties, and servicing of the receivables. While T-Mobile acts as the servicer of the sold receivables, which is considered a significant activity of the VIE, the Company is acting as an agent in its capacity as the servicer and the counterparty to the factoring arrangement has the ability to remove T-Mobile as the servicing agent of the receivables at will with no recourse available to T-Mobile. As the Company has determined it is not the primary beneficiary and does not hold any equity interest, the results of the Factoring VIE are not consolidated into the Company’s condensed consolidated financial statements.

Sales of Receivables

The sales of receivables through the factoring arrangement are treated as sales of financial assets. Upon sale, T-Mobile derecognizes the receivables, as well as the related allowances, and recognizes the net proceeds in cash provided by operating activities.

As of September 30, 2014, T-Mobile derecognized net receivables of $719 million through the factoring arrangement.  For the nine months ended September 30, 2014, T-Mobile received net cash proceeds of $456 million. The proceeds were net of a receivable for the remainder of the purchase price (“deferred purchase price”), which is received from collections on the service receivables. The deferred purchase price represents a financial asset that can be settled in such a way that T-Mobile may not recover substantially all of its recorded investment due to the creditworthiness of customers. As a result, T-Mobile elected at inception to classify the deferred purchase price as a trading security carried at fair value with unrealized gains and losses from changes in fair value included in selling, general and administrative expense. The fair value of the deferred purchase price was determined based on a discounted cash flow model which uses unobservable inputs (Level 3 inputs), including customer default rates. Due to the short-term nature of the underlying financial assets, the carrying value approximated fair value. As of September 30, 2014, other current assets related to the factoring arrangement, which were held by the Factoring SPE and primarily consisted of the deferred purchase price, were $235 million.

Net expenses resulting from the sales of receivables are recognized in selling, general and administrative expense. Prior to the sales of receivables, T-Mobile recognizes impairment charges, rather than bad debt expense, to reduce the receivables to fair value for estimated losses resulting from uncollectible balances. Net expenses also include any resulting gains or losses from the sales of receivables, unrealized gains and losses related to the deferred purchase price, and factoring fees. For the three and nine months ended September 30, 2014, T-Mobile recognized net expenses of $67 million and $157 million, respectively.

Continuing Involvement

T-Mobile has continuing involvement with the sold receivables as it services the receivables and is required to repurchase certain receivables, including aged receivables and receivables where write-off is imminent, pursuant to the factoring arrangement. T-Mobile will continue to service the customer and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections are reinvested in new receivable sales. While servicing the receivables the same policies and procedures are applied to the sold receivables that apply to owned receivables, and T-Mobile continues to maintain routine business relationships with its customers.

In addition, T-Mobile has continuing involvement related to the sold receivables as it may be responsible for absorbing additional credit losses pursuant to the agreement. The Company’s maximum exposure to loss related to the involvement with the Factoring VIE was $495 million as of September 30, 2014. The maximum exposure to loss, which is required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the contractual proceeds withheld by the Factoring VIE and would also be required to repurchase the maximum amount of receivables pursuant to the agreement without consideration for any recovery.  As T-Mobile believes the probability of these circumstances occurring is very remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

Note 3 – Equipment Installment Plan Receivables

T-Mobile offers certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an Equipment Installment Plan (“EIP”). The carrying values of EIP receivables approximate fair value as the receivables are recorded at their present value, net of the deferred interest and additional allowance for credit losses. The current portion of the EIP receivables is included in accounts receivable, net and the long-term portion of the EIP receivables is included in other assets. At the time of sale, the Company imputes interest, inclusive of credit risk, on the EIP receivables and records the deferred interest as a reduction to equipment sales and as an allowance against the related accounts receivable. Interest income is recognized over the financed installment term.

The following table summarizes the EIP receivables:

(in millions)	September 30, 2014	December 31, 2013
EIP receivables, gross	$4,403	$2,882
Deferred interest	(309)	(276)
EIP receivables, net of deferred interest	4,094	2,606
Allowance for credit losses	(131)	(60)
EIP receivables, net	$3,963	$2,546

Classified on the balance sheet as:
Accounts receivable, net	$2,553	$1,471
Other assets	1,410	1,075
EIP receivables, net	$3,963	$2,546

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

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	September 30, 2014			December 31, 2013
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$2,239	$1,925	$4,164	$1,482	$1,270	$2,752
Billed - Current	88	84	172	45	45	90
Billed - Past Due	26	41	67	15	25	40
EIP receivables, gross	$2,353	$2,050	$4,403	$1,542	$1,340	$2,882

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

Activity in the deferred interest and allowance for credit losses for the EIP receivables was as follows:

(in millions)	September 30, 2014
Deferred interest and allowance for credit losses, beginning of period	$336
Bad debt expense	217
Write-offs, net of recoveries	(146)
Change in deferred interest on short-term and long-term EIP receivables	33
Deferred interest and allowance for credit losses, end of period	$440

Deferred interest and allowance for credit losses includes the long-term portion of deferred interest of $56 million and $64 million as of September 30, 2014 and December 31, 2013, respectively.

Note 4 – Fair Value Measurements and Derivative Instruments

Derivative Financial Instruments

Embedded Derivatives

In connection with the business combination with MetroPCS, T-Mobile issued senior reset notes to Deutsche Telekom. The interest rates are adjusted at the reset dates to rates defined in the applicable supplemental indentures to manage interest rate risk related to the senior reset notes. The Company determined certain components of the reset feature are required to be bifurcated from the senior reset notes and separately accounted for as embedded derivative instruments not designated as hedges. T-Mobile held five embedded derivatives as of September 30, 2014 and December 31, 2013, respectively.

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

In April 2013, prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring the existing T-Mobile long-term debt to affiliates and all related derivative instruments, which included the interest rate swaps. The related balance in accumulated other comprehensive income (“AOCI”) was reclassified into net income (loss). As of September 30, 2014 and December 31, 2013, there were no outstanding interest rate swaps.

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

In April 2013, prior to the closing of the business combination with MetroPCS, Deutsche Telekom recapitalized T-Mobile by retiring the existing T-Mobile long-term debt to affiliates and all related derivative instruments, which included cross currency interest rate swaps. The related balance in AOCI was reclassified into net income (loss). As of September 30, 2014 and December 31, 2013, there were no outstanding cross currency interest rate swaps.

Fair values of derivative instruments measured on a recurring basis by level were as follows:

	Balance Sheet Location	September 30, 2014
(in millions)		Level 1	Level 2	Level 3	Total
Embedded derivatives	Other current assets	$—	$—	$10	$10
Embedded derivatives	Other assets	—	—	21	21

	Balance Sheet Location	December 31, 2013
(in millions)		Level 1	Level 2	Level 3	Total
Embedded derivatives	Other long-term liabilities	$—	$—	$13	$13

The following table summarizes the activity related to derivatives instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Loss recognized in other comprehensive income (loss):
Cross currency interest rate swaps	$—	$—	$—	$(17)
Gain (loss) recognized in interest expense to affiliates:
Embedded derivatives	(10)	(10)	44	(15)
Interest rate swaps	—	—	—	8
Cross currency interest rate swaps	—	—	—	53

Long-term Debt

The fair value of the Company’s long-term debt to affiliates was determined based on a discounted cash flow approach which considers the future cash flows discounted at current rates. The approach includes an estimate for the stand-alone credit risk of T-Mobile. The Company’s long-term debt to affiliates was classified as Level 2 in the fair value hierarchy. The fair value of the Company’s long-term debt to third parties was determined based on quoted market prices in active markets and therefore, the long-term debt is classified as Level 1 in the fair value hierarchy.

The carrying amounts and fair values of the Company’s long-term debt, including the current portion, were as follows:

	September 30, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt to affiliates	$5,600	$5,796	$5,600	$5,866
Long-term debt to third parties principal, excluding capital leases	16,600	16,937	13,600	14,251

Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates for the long-term debt. The fair value estimates are based on information available as of September 30, 2014 and December 31, 2013. As such, the Company’s estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

Note 5 – Commitments and Contingencies

Commitments

Guarantee Liabilities

T-Mobile offers a handset upgrade program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device.  Participating customers must purchase a device from T-Mobile, have a qualifying monthly wireless service plan with T-Mobile, and finance their device using an EIP, which is treated as a single multiple-element arrangement when entered into at or near the same time.  Upon qualifying JUMP! program upgrades, the customers’ remaining EIP balance is settled provided they trade in their eligible used device in good working condition and purchase a new device from T-Mobile on a new EIP.

For customers who enroll in the trade-in program, the Company defers the portion of equipment sales revenue which represents the estimated value of the specified-price trade-in right guarantee.  The guarantee liabilities are valued based on various economic and customer behavioral assumptions, including the customer's estimated remaining EIP balance at trade-in, the expected fair value of the used handset at trade-in, and the probability and timing of trade-in.  T-Mobile assesses guarantee liabilities at each reporting date to determine if facts and circumstances would indicate the incurrence of incremental contingent liabilities is probable and if so, reasonably estimable. The recognition and subsequent adjustments of the contingent guarantee liabilities as a result of these assessments are recorded as adjustments to revenue. When customers upgrade their devices, the difference between the trade-in credit to the customer and the fair value of the returned devices is recorded against the guarantee liabilities.  Guarantee liabilities included in other current liabilities were $312 million and $191 million as of September 30, 2014 and December 31, 2013, respectively.  The estimated EIP receivable balance if all enrolled handset upgrade program customers were to claim their benefit, not including any trade-in value of the required used handset, was $2.3 billion as of September 30, 2014. This is not an indication of the Company’s expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be in good working condition at trade-in, nor does it consider the probability and timing of trade-in.

Contingencies and Litigation

T-Mobile is involved in various lawsuits, regulatory proceedings, and other similar matters, including class actions and intellectual property claims (such as patent infringement claims), that arise in the ordinary course of business. Specifically, T-Mobile faces actual and potential litigation and other legal and regulatory proceedings that challenge customer billing and other business practices, and seek awards of damages, restitution, injunctive relief, and/or penalties. T-Mobile has established an accrual with respect to certain of these matters, where appropriate, which is reflected in the condensed consolidated financial statements but that T-Mobile does not consider, individually or in the aggregate, material. An accrual is established when T-Mobile believes it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where the Company has not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, the Company has not recorded an accrual due to various factors typical in contested proceedings, including but not limited to: uncertainty concerning legal theories and their resolution by courts or regulators; uncertain damage theories and demands; and a less than fully developed factual record. While T-Mobile does not expect that the ultimate resolution of these proceedings, individually or in the aggregate, including the Federal Trade Commission (“FTC”) litigation and related matters described below, will have a material adverse effect on the Company’s financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on T-Mobile’s current understanding of relevant facts and circumstances. As such, T-Mobile’s view of these matters is subject to inherent uncertainties and may change in the future.

As T-Mobile has previously disclosed, the FTC, Federal Communications Commission (“FCC”), state Attorneys General and other government agencies have engaged in investigations and inquiries regarding third-party billing of unauthorized charges, a practice sometimes referred to as “cramming,” and are seeking restitution and changes in business practices. In particular, these investigations and inquiries have focused on alleged unauthorized billing for premium Short Message Service (“SMS”) content. Premium SMS content was provided to customers by third parties that sent text alerts on topics of interest, such as weather and sports scores, and ringtones. T-Mobile, along with the other major wireless carriers, stopped billing for these services in late 2013. In June 2014, T-Mobile announced and then implemented a comprehensive refund program, under which T-Mobile has notified current and former customers who paid for premium SMS content and have not already received a refund how to request a summary of these charges and a refund for those charges customers assert to have been unauthorized. T-Mobile accrued the estimated cost of the refund program as a $24 million reduction to service revenues during the second quarter of 2014. On July 1, 2014, the FTC filed a lawsuit alleging that T-Mobile allowed third-party merchants to include unauthorized premium SMS content charges on customer bills, and seeking restitution and changes in business practices (Federal Trade Commission v. T-Mobile USA, Inc., Case No. 2:14-cv-00967-JLR, W.D. Washington). This complaint did not seek a specified sum as monetary relief. T-Mobile is currently in settlement negotiations with the FTC, the FCC and the state Attorneys General. Based on this development, in addition to the revenue reduction recognized in the second quarter of 2014 in connection with the comprehensive refund program, T-Mobile has accrued an additional $29 million in the third quarter of 2014 for anticipated settlement payments.

Note 6 – Additional Financial Information

Supplemental Balance Sheet Information

Cash and Cash Equivalents

T-Mobile is required to restrict cash equivalents as collateral for certain agreements.  Restricted cash equivalents included in other current assets were $100 million as of September 30, 2014 and December 31, 2013, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	September 30, 2014	December 31, 2013
Accounts payable	$4,187	$3,026
Property and other taxes, including payroll	624	534
Payroll and related benefits	446	394
Interest	251	272
Dealer commissions	144	118
Toll and interconnect	130	74
Advertising	59	42
Other	216	107
Accounts payable and accrued liabilities	$6,057	$4,567

Accumulated Other Comprehensive Income

There were no significant effects on net income (loss) of amounts reclassified from AOCI for the three and nine months ended September 30, 2014.

The following table presents the effects on net income (loss) of amounts reclassified from AOCI (in millions):

		Amount Reclassified from AOCI to Income
AOCI Component	Location	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Cross Currency Interest Rate Swaps	Interest expense to affiliates	$—	$(53)
	Income tax effect	—	20
	Net of tax	—	(33)

Foreign Currency Translation	Other income, net	—	166
	Income tax effect	—	(62)
	Net of tax	—	104

Total reclassifications, net of tax		$—	$71

Supplemental Statements of Comprehensive Income (Loss) Information

Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2014	2013	2014	2013
Basic and Diluted Earnings (Loss) Per Share:
Net income (loss)	$(94)	$(36)	$146	$55

Weighted average shares outstanding - basic	807,221,761	726,877,458	804,572,685	642,957,645
Dilutive effect of outstanding stock options and awards	—	—	8,935,142	2,562,879
Weighted average shares outstanding - diluted	807,221,761	726,877,458	813,507,827	645,520,524

Earnings (loss) per share - basic	$(0.12)	$(0.05)	$0.18	$0.09
Earnings (loss) per share - diluted	(0.12)	(0.05)	0.18	0.09

Potentially dilutive securities were not included in the computation of diluted earnings (loss) per share for certain periods if to do so would have been antidilutive.  As the Company incurred a net loss for the three months ended September 30, 2014 and 2013, all outstanding stock options of 4,529,919 and 8,200,306 and unvested stock awards of 16,761,698 and 24,928,415 as of September 30, 2014 and 2013, respectively, were excluded. For the nine months ended September 30, 2014 and 2013, potentially dilutive outstanding stock options of 1,382,436 and 4,484,084 and unvested stock awards of 32,458 and 2,765,055 as of September 30, 2014 and 2013, respectively, were excluded. Unvested performance stock units were based on the number of shares ultimately expected to vest based on T-Mobile’s business performance against the specified performance goal.

Supplemental Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flows information:

	Nine Months Ended September 30,
(in millions)	2014	2013
Interest and income tax payments:
Interest payments	$1,008	$784
Income tax payments	23	21
Noncash investing and financing activities:
Increase in accounts payable for purchases of property and equipment	235	53
Proceeds from issuance of short-term debt for financing of property and equipment purchases	256	372
Retirement of long-term debt to affiliates	—	14,450
Elimination of net unamortized discounts and premiums on long-term debt to affiliates	—	434
Issuance of new long-term debt to affiliates	—	11,200
Settlement of accounts receivable from affiliates and other outstanding balances	—	363
Income tax benefit from debt recapitalization	—	178
Net assets acquired in MetroPCS business combination, excluding cash acquired	—	827

Note 7 – Guarantor Financial Information

Pursuant to the applicable indentures and supplemental indentures, the long-term debt, excluding capital leases, issued by T-Mobile USA (“Issuer”) is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of the Issuer’s 100% owned subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indentures governing the long-term debt contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to Parent. However, the Issuer and Guarantor Subsidiaries are allowed to make certain permitted payments to the Parent under the terms of the indentures and the supplemental indentures.

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

In September 2014, the Issuer issued unsecured senior notes of $3.0 billion.  See Note 2 – Acquisitions and Other Transactions for further information regarding the issuance of long-term debt.

Presented below is the condensed consolidating financial information as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, respectively. As the business combination with MetroPCS was treated as a “reverse acquisition” and the Issuer was treated as the accounting acquirer, the Issuer’s historical financial statements are the historical financial statements of Parent for comparative purposes. As a result the Parent column only reflects activity in the condensed consolidating financial statements presented below for periods subsequent to the consummation of the business combination on April 30, 2013. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet Information
As of September 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,292	$4,315	$68	$112	$—	$5,787
Accounts receivable, net	—	—	4,270	163	—	4,433
Accounts receivable from affiliates	—	—	82	—	—	82
Inventory	—	—	674	—	—	674
Current portion of deferred tax assets, net	—	—	935	15	—	950
Other current assets	—	10	1,088	271	—	1,369
Total current assets	1,292	4,325	7,117	561	—	13,295
Property and equipment, net of accumulated depreciation	—	—	15,264	534	—	15,798
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	21,689	—	—	21,689
Other intangible assets, net of accumulated amortization	—	—	956	—	—	956
Investments in subsidiaries, net	13,369	30,057	—	—	(43,426)	—
Intercompany receivables	—	1,972	—	—	(1,972)	—
Other assets	2	41	1,641	96	(86)	1,694
Total assets	$14,663	$36,395	$48,350	$1,191	$(45,484)	$55,115
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$250	$5,607	$200	$—	$6,057
Current payables to affiliates	—	137	178	—	—	315
Short-term debt	—	1,145	23	—	—	1,168
Deferred revenue	—	—	452	—	—	452
Other current liabilities	—	—	613	—	—	613
Total current liabilities	—	1,532	6,873	200	—	8,605
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Long-term debt	—	15,894	390	—	—	16,284
Long-term financial obligation	—	—	368	2,142	—	2,510
Deferred tax liabilities	—	—	4,830	—	(86)	4,744
Deferred rents	—	—	2,289	—	—	2,289
Negative carrying value of subsidiaries, net	—	—	582	—	(582)	—
Intercompany payables	138	—	1,745	89	(1,972)	—
Other long-term liabilities	—	—	558	—	—	558
Total long-term liabilities	138	21,494	10,762	2,231	(2,640)	31,985
Total stockholders' equity	14,525	13,369	30,715	(1,240)	(42,844)	14,525
Total liabilities and stockholders' equity	$14,663	$36,395	$48,350	$1,191	$(45,484)	$55,115

Condensed Consolidating Balance Sheet Information
As of December 31, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,960	$2,698	$57	$176	$—	$5,891
Accounts receivable, net	—	—	3,541	78	—	3,619
Accounts receivable from affiliates	—	—	41	—	—	41
Inventory	—	—	586	—	—	586
Current portion of deferred tax assets, net	—	—	824	15	—	839
Other current assets	—	—	1,250	2	—	1,252
Total current assets	2,960	2,698	6,299	271	—	12,228
Property and equipment, net of accumulated depreciation	—	—	14,754	595	—	15,349
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	18,122	—	—	18,122
Other intangible assets, net of accumulated amortization	—	—	1,204	—	—	1,204
Investments in subsidiaries, net	11,484	29,123	—	—	(40,607)	—
Intercompany receivables	—	—	418	—	(418)	—
Other assets	2	24	1,292	93	(44)	1,367
Total assets	$14,446	$31,845	$43,772	$959	$(41,069)	$49,953
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$273	$4,218	$76	$—	$4,567
Current payables to affiliates	—	56	143	—	—	199
Short-term debt	—	226	18	—	—	244
Deferred revenue	—	—	445	—	—	445
Other current liabilities	—	—	313	40	—	353
Total current liabilities	—	555	5,137	116	—	5,808
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Long-term debt	—	14,010	335	—	—	14,345
Long-term financial obligation	—	—	365	2,131	—	2,496
Deferred tax liabilities	—	—	4,689	—	(44)	4,645
Deferred rents	—	—	2,113	—	—	2,113
Negative carrying value of subsidiaries, net	—	—	779	—	(779)	—
Intercompany payables	201	183	—	34	(418)	—
Other long-term liabilities	—	13	688	—	—	701
Total long-term liabilities	201	19,806	8,969	2,165	(1,241)	29,900
Total stockholders' equity	14,245	11,484	29,666	(1,322)	(39,828)	14,245
Total liabilities and stockholders' equity	$14,446	$31,845	$43,772	$959	$(41,069)	$49,953

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended September 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$5,449	$346	$(111)	$5,684
Equipment sales	—	—	1,697	—	(136)	1,561
Other revenues	—	—	74	34	(3)	105
Total revenues	—	—	7,220	380	(250)	7,350
Operating expenses
Cost of services	—	—	1,483	5	—	1,488
Cost of equipment sales	—	—	2,245	209	(146)	2,308
Selling, general and administrative	—	—	2,248	139	(104)	2,283
Depreciation and amortization	—	—	1,118	20	—	1,138
Cost of MetroPCS business combination	—	—	97	—	—	97
Gains on disposal of spectrum licenses	—	—	(13)	—	—	(13)
Total operating expenses	—	—	7,178	373	(250)	7,301
Operating income	—	—	42	7	—	49
Other income (expense)
Interest expense to affiliates	—	(83)	—	—	—	(83)
Interest expense	—	(204)	(11)	(45)	—	(260)
Interest income	—	—	97	—	—	97
Other income, net	—	83	3	—	(100)	(14)
Total other income (expense), net	—	(204)	89	(45)	(100)	(260)
Income (loss) before income taxes	—	(204)	131	(38)	(100)	(211)
Income tax benefit	—	—	(103)	(14)	—	(117)
Earnings (loss) of subsidiaries	(94)	110	(13)	—	(3)	—
Net income (loss)	(94)	(94)	221	(24)	(103)	(94)
Other comprehensive income, net of tax	1	1	1	—	(2)	1
Total comprehensive income (loss)	$(93)	$(93)	$222	$(24)	$(105)	$(93)

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended September 30, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$4,958	$219	$(39)	$5,138
Equipment sales	—	—	1,643	—	(176)	1,467
Other revenues	—	—	59	30	(6)	83
Total revenues	—	—	6,660	249	(221)	6,688
Operating expenses
Cost of services	—	—	1,443	6	(5)	1,444
Cost of equipment sales	—	—	2,052	155	(192)	2,015
Selling, general and administrative	—	—	1,910	47	(24)	1,933
Depreciation and amortization	—	—	966	21	—	987
Cost of MetroPCS business combination	—	—	12	—	—	12
Total operating expenses	—	—	6,383	229	(221)	6,391
Operating income	—	—	277	20	—	297
Other income (expense)
Interest expense to affiliates	—	(183)	—	—	—	(183)
Interest expense	—	(84)	(24)	(43)	—	(151)
Interest income	—	—	50	—	—	50
Other income (expense), net	—	(9)	2	—	—	(7)
Total other income (expense), net	—	(276)	28	(43)	—	(291)
Income (loss) before income taxes	—	(276)	305	(23)	—	6
Income tax expense (benefit)	—	—	49	(7)	—	42
Earnings (loss) of subsidiaries	(36)	240	(13)	—	(191)	—
Net income (loss)	(36)	(36)	243	(16)	(191)	(36)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Total comprehensive income (loss)	$(36)	$(36)	$243	$(16)	$(191)	$(36)

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Nine Months Ended September 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$15,858	$934	$(287)	$16,505
Equipment sales	—	—	5,062	—	(453)	4,609
Other revenues	—	—	202	102	(8)	296
Total revenues	—	—	21,122	1,036	(748)	21,410
Operating expenses
Cost of services	—	—	4,390	15	—	4,405
Cost of equipment sales	—	—	6,746	554	(491)	6,809
Selling, general and administrative	—	—	6,424	363	(257)	6,530
Depreciation and amortization	—	—	3,261	61	—	3,322
Cost of MetroPCS business combination	—	—	131	—	—	131
Gains on disposal of spectrum licenses	—	—	(770)	—	—	(770)
Total operating expenses	—	—	20,182	993	(748)	20,427
Operating income	—	—	940	43	—	983
Other income (expense)
Interest expense to affiliates	—	(186)	—	—	—	(186)
Interest expense	—	(630)	(44)	(133)	—	(807)
Interest income	—	—	255	—	—	255
Other income, net	—	61	7	—	(100)	(32)
Total other income (expense), net	—	(755)	218	(133)	(100)	(770)
Income (loss) before income taxes	—	(755)	1,158	(90)	(100)	213
Income tax expense (benefit)	—	—	103	(36)	—	67
Earnings (loss) of subsidiaries	146	901	(40)	—	(1,007)	—
Net income (loss)	146	146	1,015	(54)	(1,107)	146
Other comprehensive loss, net of tax	(2)	(2)	(2)	—	4	(2)
Total comprehensive income (loss)	$144	$144	$1,013	$(54)	$(1,103)	$144

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Nine Months Ended September 30, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$13,404	$586	$(91)	$13,899
Equipment sales	—	—	3,952	—	(500)	3,452
Other revenues	—	—	200	116	(74)	242
Total revenues	—	—	17,556	702	(665)	17,593
Operating expenses
Cost of services	—	—	3,907	46	(73)	3,880
Cost of equipment sales	—	—	4,978	406	(547)	4,837
Selling, general and administrative	—	—	5,213	118	(45)	5,286
Depreciation and amortization	—	—	2,568	62	—	2,630
Cost of MetroPCS business combination	—	—	51	—	—	51
Other, net	—	—	52	—	—	52
Total operating expenses	—	—	16,769	632	(665)	16,736
Operating income	—	—	787	70	—	857
Other income (expense)
Interest expense to affiliates	—	(586)	—	—	—	(586)
Interest expense	—	(138)	(44)	(129)	—	(311)
Interest income	—	—	125	—	—	125
Other income, net	—	105	—	—	—	105
Total other income (expense), net	—	(619)	81	(129)	—	(667)
Income (loss) before income taxes	—	(619)	868	(59)	—	190
Income tax expense (benefit)	—	—	158	(23)	—	135
Earnings (loss) of subsidiaries	(83)	674	(42)	—	(549)	—
Net income (loss)	(83)	55	668	(36)	(549)	55
Other comprehensive income (loss), net of tax	—	(39)	24	—	(24)	(39)
Total comprehensive income (loss)	$(83)	$16	$692	$(36)	$(573)	$16

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$7	$(3,076)	$5,924	$36	$(100)	$2,791

Investing activities
Purchases of property and equipment	—	—	(3,018)	—	—	(3,018)
Purchases of spectrum licenses and other intangible assets	—	—	(2,390)	—	—	(2,390)
Investment in subsidiaries	(1,700)	—	—	—	1,700	—
Investments in unconsolidated affiliates, net	—	—	(30)	—	—	(30)
Other, net	—	—	(2)	—	—	(2)
Net cash used in investing activities	(1,700)	—	(5,440)	—	1,700	(5,440)

Financing activities
Proceeds from capital contribution	—	1,700	—	—	(1,700)	—
Proceeds from issuance of long-term debt	—	2,993	—	—	—	2,993
Proceeds from issuance of short-term debt for purchases of inventory	—	—	100	—	—	100
Repayments of short-term debt for purchases of inventory, property and equipment	—	—	(514)	—	—	(514)
Intercompany dividend paid	—	—	—	(100)	100	—
Proceeds from exercise of stock options	25	—	—	—	—	25
Taxes paid related to net share settlement of stock awards	—	—	(72)	—	—	(72)
Excess tax benefit from stock-based compensation	—	—	34	—	—	34
Other, net	—	—	(21)	—	—	(21)
Net cash provided by (used in) financing activities	25	4,693	(473)	(100)	(1,600)	2,545

Change in cash and cash equivalents	(1,668)	1,617	11	(64)	—	(104)
Cash and cash equivalents
Beginning of period	2,960	2,698	57	176	—	5,891
End of period	$1,292	$4,315	$68	$112	$—	$5,787

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$304	$(921)	$3,130	$28	$—	$2,541

Investing activities
Purchases of property and equipment	—	—	(3,143)	—	—	(3,143)
Purchases of spectrum licenses and other intangible assets	—	—	(52)	—	—	(52)
Short term affiliate loan receivable, net	—	—	300	—	—	300
Cash and cash equivalents acquired in MetroPCS business combination	737	1,407	—	—	—	2,144
Change in restricted cash equivalents	—	—	(100)	—	—	(100)
Investments in unconsolidated affiliates, net	—	—	(22)	—	—	(22)
Other, net	—	—	5	—	—	5
Net cash provided by (used in) investing activities	737	1,407	(3,012)	—	—	(868)

Financing activities
Proceeds from issuance of long-term debt	—	498	—	—	—	498
Repayments of short-term debt for purchases of property and equipment	—	—	(194)	—	—	(194)
Repayments related to a variable interest entity	—	—	(80)	—	—	(80)
Distribution to affiliate	—	—	(41)	—	—	(41)
Proceeds from exercise of stock options	116	—	—	—	—	116
Excess tax benefit from stock-based compensation	—	—	4	—	—	4
Other, net	—	—	(5)	—	—	(5)
Net cash provided by (used in) financing activities	116	498	(316)	—	—	298

Change in cash and cash equivalents	1,157	984	(198)	28	—	1,971
Cash and cash equivalents
Beginning of period	—	—	287	107	—	394
End of period	$1,157	$984	$89	$135	$—	$2,365

Note 8 – Subsequent Events

Long-term Debt

In October 2014, the Company redeemed $1.0 billion of 7.875% Senior Notes due 2018, which resulted in a non-cash gain on extinguishment of $37 million.  See Note 2 – Acquisitions and Other Transactions for further information.

Other Transactions

In October 2014, a refundable deposit of $0.4 billion was made to a third party in connection with a potential asset purchase.

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

Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse conditions in the U.S. and international economies or disruptions to the credit and financial markets;

•	competition in the wireless services market;

•	the ability to complete and realize expected synergies and other benefits of acquisitions;

•	the inability to implement our business strategies or ability to fund our wireless operations, including payment for additional spectrum, network upgrades, and technological advancements;

•	the ability to renew our spectrum licenses on attractive terms or acquire new spectrum licenses;

•	the ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum licenses at reasonable costs and terms;

•	material changes in available technology;

•	the timing, scope and financial impact of our deployment of advanced network technology;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of network or information technology security, natural disasters or terrorist attacks or existing or future litigation and any resulting financial impact not covered by insurance;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks;

•	any disruption of our key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor negotiations or additional organizing activity, and any resulting financial and/or operational impact;

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
Investors and others should note that we announce material financial and operational information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts.  T-Mobile intends to also use @TMobileIR and @JohnLegere, which Mr. Legere also uses as a means for personal communications and observations, as a means of disclosing information about the company, its services and other matters and for complying with its disclosure obligations under Regulation FD.  The information we post through these social media channels may be deemed material.  Accordingly, investors should monitor these social media channels in addition to following the company’s press releases, SEC filings and public conference calls and webcasts.  The social media channels that T-Mobile intends to use as a means of disclosing the information described above may be updated from time to time as listed on the Company’s investor relations website.

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

Financial Highlights

•
Service revenues increased 11% to $5.7 billion for the three months ended September 30, 2014, compared to $5.1 billion for the same period in 2013. Service revenues increased 19% to $16.5 billion for the nine months ended September 30, 2014, compared to $13.9 billion for the same period in 2013.

•
Total net customer additions were 2,345,000 for the three months ended September 30, 2014, an increase compared to 1,023,000 for the same period in 2013. Total net customer additions were 6,206,000 for the nine months ended September 30, 2014, compared to 2,732,000 for the same period in 2013.

•
Branded postpaid phone churn was 1.6% for the three months ended September 30, 2014, a 10 basis point improvement compared to 1.7% for the same period in 2013. Branded postpaid phone churn was 1.5% for the nine months ended September 30, 2014, a 20 basis point improvement compared to 1.7% for the same period in 2013.

•
Adjusted EBITDA was $1.3 billion for the three months ended September 30, 2014, compared to $1.3 billion for the same period in 2013. Adjusted EBITDA was $3.9 billion for the nine months ended September 30, 2014, compared to $3.6 billion for the same period in 2013.

•	Cash capital expenditures for property and equipment were $3.0 billion for the nine months ended September 30, 2014, compared to $3.1 billion for the same period in 2013.

Comparability of results in this Form 10-Q for the nine months ended September 30, 2014 and 2013 is affected by the inclusion of MetroPCS results after the completion of the business combination on April 30, 2013.

Other Highlights

Un-carrier value proposition – In 2014, we have continued to aggressively address customer pain points with the launch of the following phases of our Un-carrier value proposition:

•	Contract Freedom – In January 2014, we launched phase 4.0, which reimburses customers’ early termination fees (“ETF”) when they switch from other carriers and trade in their eligible device.

•	Abolish Overages – Beginning in May 2014, we abolished domestic overage charges for all customers on our consumer plans.

•	T-Mobile Test Drive – In June 2014, we launched phase 5.0, which allows consumers to test our network and an Apple® iPhone® 5s with unlimited nationwide service for seven days at no charge.

•
Music Freedom – In June 2014, we launched phase 6.0, which allows customers to stream music from popular music services without it counting against their data allotment. Additionally, we launched Rhapsody unRadio, which is available to our customers at no additional cost or a discounted price.

•
Wi-Fi Un-leashed – In September 2014, we launched phase 7.0 to provide Wi-Fi calling and texting for Simple Choice customers on capable smartphones. In addition, we unveiled the T-Mobile Personal CellSpot™, a new device which provides customers with greater coverage in their home. Finally, through a new partnership with Gogo®, customers with compatible devices can send and receive unlimited text, picture messages and receive visual voicemails on any Gogo-equipped U.S.-based flight for free.

Spectrum purchases – In 2014, we entered into agreements with various companies for the acquisition of 700 MHz A-Block, AWS and PCS spectrum licenses with an estimated aggregate fair value of approximately $0.4 billion, which cover more than 28 million people, for cash and the exchange of certain AWS and PCS spectrum licenses, which cover approximately 6 million people. The transactions, which are subject to regulatory approval and other customary closing conditions, are expected to close during the fourth quarter of 2014 and first quarter of 2015. In November 2013 and January 2014, we entered into agreements with Verizon for the acquisition of 700 MHz A-Block, AWS and PCS spectrum licenses in exchange for cash and the exchange of certain AWS and PCS spectrum licenses. These transactions further enhance our portfolio of U.S. nationwide broadband spectrum and enable the expansion of LTE coverage to new markets. Upon closing of the transactions in April 2014, we received 700 MHz A-Block, AWS and PCS spectrum licenses and transferred certain AWS and PCS spectrum licenses. See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information.

Factoring arrangement – In February 2014, we entered into a two-year factoring arrangement to sell certain service accounts receivable on a revolving basis with a maximum funding limit of $500 million, subject to change upon notification to certain third parties. See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information.

Debt issuances – In September 2014, we completed an offering of new senior unsecured notes in aggregate principal amounts of $3.0 billion. In October 2014, a portion of the proceeds from the issuance of the notes were used to redeem the 7.875% senior unsecured notes due in 2018. See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information.

Results of Operations

Set forth below is a summary of consolidated results:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	% Change	2014	2013	% Change
Revenues
Branded postpaid revenues	$3,670	$3,302	11%	$10,628	$9,849	8%
Branded prepaid revenues	1,790	1,594	12%	5,174	3,339	55%
Wholesale revenues	171	157	9%	517	449	15%
Roaming and other service revenues	53	85	(38)%	186	262	(29)%
Total service revenues	5,684	5,138	11%	16,505	13,899	19%
Equipment sales	1,561	1,467	6%	4,609	3,452	34%
Other revenues	105	83	27%	296	242	22%
Total revenues	7,350	6,688	10%	21,410	17,593	22%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,488	1,444	3%	4,405	3,880	14%
Cost of equipment sales	2,308	2,015	15%	6,809	4,837	41%
Selling, general and administrative	2,283	1,933	18%	6,530	5,286	24%
Depreciation and amortization	1,138	987	15%	3,322	2,630	26%
Cost of MetroPCS business combination	97	12	NM	131	51	NM
Gains on disposal of spectrum licenses	(13)	—	NM	(770)	—	NM
Other, net	—	—	NM	—	52	NM
Total operating expenses	7,301	6,391	14%	20,427	16,736	22%
Operating income	49	297	(84)%	983	857	15%
Other income (expense)
Interest expense to affiliates	(83)	(183)	(55)%	(186)	(586)	(68)%
Interest expense	(260)	(151)	72%	(807)	(311)	NM
Interest income	97	50	94%	255	125	104%
Other income (expense), net	(14)	(7)	NM	(32)	105	NM
Total other expense, net	(260)	(291)	(11)%	(770)	(667)	15%
Income (loss) before income taxes	(211)	6	NM	213	190	12%
Income tax expense (benefit)	(117)	42	NM	67	135	(50)%
Net income (loss)	$(94)	$(36)	NM	$146	$55	NM
NM – Not Meaningful

Revenues

Branded postpaid revenues increased $368 million, or 11%, for the three months ended and $779 million, or 8%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases were primarily attributable to growth in the number of average branded postpaid customers driven by the strong response to our Un-carrier value proposition, promotions for services and devices, and increases from customer adoption of upgrade and insurance programs. These increases were partially offset by lower branded postpaid phone average revenue per user (“ARPU”). See “Performance Measures” for a description of ARPU. Branded postpaid phone ARPU was negatively impacted by continued growth of our Value and Simple Choice (“Simple Choice”) plans, which have lower monthly service charges compared to traditional bundled plans. Branded postpaid customers on Simple Choice plans increased over the past twelve months to 84% of the branded postpaid customer base as of September 30, 2014, compared to 61% as of September 30, 2013.

Branded prepaid revenues increased $196 million, or 12%, for the three months ended and $1.8 billion, or 55%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increase for the nine months ended September 30, 2014 was primarily due to the inclusion of MetroPCS operating results following the business combination in April 2013. Additional increases were driven by growth of the customer base from the expansion of the MetroPCS brand and an increase in promotional activities for the three months ended and nine months ended September 30, 2014.

Wholesale revenues increased $14 million, or 9%, for the three months ended and $68 million, or 15%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases were primarily attributable to growth of the average number of Mobile Virtual Network Operator (“MVNO”) customers due to growth in the monthly plans, including data, offered by our MVNO partners.

Roaming and other service revenues decreased $32 million, or 38%, for the three months ended and $76 million, or 29%, for the nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to a decline in ETFs following our introduction of the no annual service contract feature of the Simple Choice plan launched in March 2013 and lower roaming revenues.

Equipment sales increased $94 million, or 6%, for the three months ended and $1.2 billion, or 34%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases were primarily attributable to significant growth in the number of devices sold due to higher customer additions and higher device upgrade volumes, including JUMP! redemptions. The volume of device sales increased 21% and 55% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases were partially offset by reductions to equipment sales revenues from the reimbursement of other carriers’ ETFs and a lower average revenue per unit sold. Additionally, the inclusion of MetroPCS operating results following the business combination in April 2013 contributed to the increase for the entire nine months ended September 30, 2014.

We financed $1.3 billion of equipment sales revenues through EIP during the three months ended September 30, 2014, an increase from $1.0 billion in the same period in 2013, resulting from growth of our Simple Choice plans. Additionally, customers had associated EIP billings of $967 million in the three months ended September 30, 2014, compared to $435 million in the same period in 2013. During the nine months ended September 30, 2014, we financed $3.9 billion of equipment sales revenues through EIP, an increase from $2.1 billion in the nine months ended September 30, 2013. Additionally, customers had associated EIP billings of $2.4 billion in the nine months ended September 30, 2014, compared to $943 million in the nine months ended September 30, 2013.

Other revenues increased $22 million, or 27%, for the three months ended and $54 million, or 22%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases were primarily due to higher co-location rental income from leasing space on T-Mobile-owned wireless communication towers to third parties and higher lease income associated with spectrum license lease agreements.

Operating Expenses

Cost of services increased $44 million, or 3%, for the three months ended and $525 million, or 14%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increase for the nine months ended September 30, 2014 was primarily due to inclusion of MetroPCS operating results for the entire period. Additionally, higher lease expense primarily relating to spectrum license lease agreements contributed to the increases for the three and nine months ended September 30, 2014.

Cost of equipment sales increased $293 million, or 15%, for the three months ended and $2.0 billion, or 41%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases were primarily attributable to significant growth in the number of devices sold due to higher customer additions and higher device upgrade volumes, including JUMP! redemptions. The volume of device sales increased 21% and 55% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. These increases were partially offset by a lower average cost of each device. Additionally, the inclusion of MetroPCS operating results following the business combination in April 2013 contributed to the increase for the entire nine months ended September 30, 2014.

Selling, general and administrative increased $350 million, or 18%, for the three months ended and $1.2 billion, or 24%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases were primarily due to higher employee-related costs as a result of increases in the number of retail and customer support employees, higher commissions driven by increased gross customer additions and higher promotional costs. Additionally, the inclusion of MetroPCS operating results following the business combination in April 2013 and higher stock-based compensation contributed to the increase for the entire nine months ended September 30, 2014.

Depreciation and amortization increased $151 million, or 15%, for the three months ended and $692 million, or 26%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases in depreciation and amortization were primarily associated with the build out of the T-Mobile LTE network, which increased the depreciable base. Additionally, the inclusion of MetroPCS operating results following the business combination in April 2013, including accelerated depreciation related to the decommissioning of the MetroPCS CDMA network, contributed to the increase for the entire nine months ended September 30, 2014.

Cost of MetroPCS business combination of $97 million and $131 million for the three and nine months ended September 30, 2014, respectively, reflect network decommissioning costs associated with the business combination. In July 2014, we began decommissioning the MetroPCS CDMA network and certain other redundant network cell sites. Network decommissioning costs, which are excluded from Adjusted EBITDA, primarily relate to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites. We expect to incur additional network decommissioning costs of between $150 million and $200 million in the fourth quarter of 2014. See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information. Cost of MetroPCS business combination were $12 million and $51 million for the three and nine months ended September 30, 2013, respectively, reflect personnel-related costs and professional services costs associated with the business combination

Gains on disposal of spectrum licenses for the three and nine months ended September 30, 2014 primarily consisted of non-cash gains from spectrum license transactions with Verizon. See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information.

Other Income (Expense)

Interest expense to affiliates decreased $100 million, or 55%, for the three months ended and $400 million, or 68%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The decreases were primarily due to lower debt balances with Deutsche Telekom in 2014, resulting from the recapitalization of T-Mobile prior to the business combination in April 2013 and Deutsche Telekom’s sale of non-reset notes in the aggregate principal amount of $5.6 billion in October 2013. To a lesser extent, the decreases for the nine months ended September 30, 2014 were impacted by fair value adjustments related to embedded derivative instruments associated with the senior reset notes issued to Deutsche Telekom in the recapitalization.

Interest expense increased $109 million, or 72%, for the three months ended and $496 million for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases were primarily the result of senior notes issued in 2013, the assumption of MetroPCS long-term debt in connection with the business combination in April 2013, the reclassification of non-reset notes from long-term debt to affiliates to long-term debt following Deutsche Telekom’s sale of the non-reset notes in October 2013, and to a lesser extent, the issuance of new senior unsecured notes in September 2014.

Interest income increased $47 million, or 94%, for the three months ended and $130 million, or 104%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases were primarily the result of significant growth in devices financed through EIP. Deferred interest associated with EIP receivables is imputed at the time of sale and then recognized over the financed installment term.

Other income (expense), net decreased $7 million for the three months ended and $137 million for the nine months ended September 30, 2014, compared to the same periods in 2013. The decrease for the nine months ended September 30, 2014 was primarily due to the recognition of foreign currency translation gains in 2013 related to the retirement of derivative instruments prior to the business combination in April 2013.

Income Taxes

Income tax expense (benefit) decreased $159 million for the three months ended and $68 million for the nine months ended September 30, 2014, compared to the same periods in 2013. The decreases were primarily due to fluctuations in pre-tax income and changes in Puerto Rico taxes.

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

The financial condition of the Parent, Issuer and Guarantor Subsidiaries was substantially similar to the Company’s consolidated financial condition. Additionally, the results of operations of the Parent, Issuer and Guarantor Subsidiaries were substantially similar to the Company’s consolidated results of operations. The change in the financial condition of the Non-

Guarantor Subsidiaries was primarily due to the inclusion of the net assets and results of operations of the Factoring SPE as a result of the factoring arrangement. As of September 30, 2014 and December 31, 2013, the most significant components of the financial condition of the Non-Guarantor Subsidiaries were property and equipment of $534 million and $595 million, respectively, long-term financial obligations of $2.1 billion and $2.1 billion, respectively, and stockholders’ deficit of $1.2 billion and $1.3 billion, respectively. The most significant components of the results of operations of our Non-Guarantor Subsidiaries for the three and nine months ended September 30, 2014 were service revenues of $346 million and $934 million, respectively, offset by costs of equipment sales of $209 million and $554 million, respectively, resulting in a net comprehensive loss of $24 million and $54 million, respectively. Similarly, for the three and nine months ended September 30, 2013, service revenues of $219 million and $586 million, respectively, were offset by costs of equipment sales of $155 million and $406 million, respectively, resulting in a net comprehensive loss of $16 million and $36 million, respectively.

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

Total Customers

A customer is generally defined as a SIM card with a unique T-Mobile identity number which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service, where they generally pay after incurring service, or prepaid service, where they generally pay in advance. Wholesale customers include Machine-to-Machine (“M2M”) and MVNO customers that operate on our network, but are managed by wholesale partners.

The following table sets forth the number of ending customers:

(in thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Customers, end of period
Branded postpaid phone customers	24,807	23,633	21,797
Branded postpaid mobile broadband customers	1,102	897	502
Total branded postpaid customers	25,909	24,530	22,299
Branded prepaid customers	16,050	15,639	15,072
Total branded customers	41,959	40,169	37,371
M2M customers	4,269	4,047	3,602
MVNO customers	6,662	6,329	5,711
Total wholesale customers	10,931	10,376	9,313
Total customers, end of period	52,890	50,545	46,684

The following table sets forth the number of net customer additions (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net customer additions (losses)
Branded postpaid phone customers	1,175	643	3,010	1,138
Branded postpaid mobile broadband customers	204	5	600	(1)
Total branded postpaid customers	1,379	648	3,610	1,137
Branded prepaid customers	411	24	978	216
Total branded customers	1,790	672	4,588	1,353
M2M customers	222	7	667	340
MVNO customers	333	344	951	1,039
Total wholesale customers	555	351	1,618	1,379
Total net customer additions	2,345	1,023	6,206	2,732
Acquired customers	—	—	—	8,918

Net customer additions for the three months ended September 30, 2014 were 2,345,000, compared to net customer additions of 1,023,000 in the same period in 2013. Net customer additions for the nine months ended September 30, 2014 were 6,206,000, compared to net customer additions of 2,732,000 in the same period in 2013. As of September 30, 2014, we had approximately 52.9 million customers, a 13% increase from the customer total as of December 31, 2013. The increases were the result of growth in all customer categories, as described below.

Branded Customers

Branded postpaid phone net customer additions were 1,175,000 for the three months ended September 30, 2014, compared to branded postpaid phone net customer additions of 643,000 for the same period in 2013. Branded postpaid phone net customer additions were 3,010,000 for the nine months ended September 30, 2014, compared to branded postpaid phone net customer additions of 1,138,000 for the same period in 2013. The increases in customer development were attributable to increased new customer activations and improved branded postpaid phone churn. Growth in branded postpaid phone gross customer additions resulted primarily from strong customer response to our Un-carrier value proposition and promotions for services and devices.

Branded postpaid mobile broadband net customer additions were 204,000 for the three months ended September 30, 2014, compared to branded postpaid mobile broadband net customer additions of 5,000 for the same period in 2013. Branded postpaid mobile broadband net customer additions were 600,000 for the nine months ended September 30, 2014, compared to branded postpaid mobile broadband net customer losses of 1,000 for the same period in 2013. The increases resulted from positive customer response to promotions for mobile broadband services, including “Operation Tablet Freedom” launched in April 2014.

Branded prepaid net customer additions were 411,000 for the three months ended September 30, 2014, compared to branded prepaid net customer additions of 24,000 for the same period in 2013. Branded prepaid net customer additions were 978,000 for the nine months ended September 30, 2014, compared to branded prepaid net customer additions of 216,000 for the same period in 2013. The increases were attributable to higher branded prepaid gross customer additions primarily due to the growth and expansion of the MetroPCS brand following the MetroPCS business combination, including the launch into additional markets.

Wholesale

Wholesale net customer additions were 555,000 for the three months ended September 30, 2014, compared to wholesale net customer additions of 351,000 for the same period in 2013. Wholesale net customer additions were 1,618,000 for the nine months ended September 30, 2014, compared to wholesale net customer additions of 1,379,000 for the same period in 2013. The increases were primarily attributable to growth in monthly plans offered by our MVNO partners. MVNO partners often have relationships with multiple carriers and through steering their business towards carriers offering promotions can impact specific carriers’ results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Branded postpaid phone churn	1.6%	1.7%	1.5%	1.7%
Branded prepaid churn	4.8%	5.0%	4.5%	5.5%

Branded postpaid phone churn was 1.6% for the three months ended September 30, 2014, compared to 1.7% for the same period in 2013. Branded postpaid phone churn was 1.5% for the nine months ended September 30, 2014, compared to 1.7% for the same period in 2013. The improvements were impacted by the continued success of our Un-carrier value proposition and the introduction of popular devices during 2013 and 2014, including the Apple iPhone.

Branded prepaid churn was 4.8% for the three months ended September 30, 2014, compared to 5.0% for the same period in 2013. Branded prepaid churn was 4.5% for the nine months ended September 30, 2014, compared to 5.5% for the same period in 2013. The improvements were impacted positively by the inclusion and growth of MetroPCS customers, which represent the largest portion of the branded prepaid customer base and have lower rates of churn than T-Mobile branded prepaid customers.

Average Revenue Per User (“ARPU”) and Average Billings Per User (“ABPU”)

ARPU represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess our per-customer service revenue realization, assist in forecasting our future service revenues, and evaluate the average monthly service revenues generated from our customer base. Branded postpaid phone ARPU excludes mobile broadband customers and related revenues.

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

The following tables illustrate the calculation of ARPU and ABPU and reconciles these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU and ABPU:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except average number of customers, ARPU and ABPU)	2014	2013	2014	2013
Calculation of Branded Postpaid Phone ARPU:
Branded postpaid service revenues	$3,670	$3,302	$10,628	$9,849
Less: Branded postpaid mobile broadband revenues	(68)	(41)	(169)	(127)
Branded postpaid phone service revenues	$3,602	$3,261	$10,459	$9,722
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	24,091	20,657	23,302	20,115
Branded postpaid phone ARPU	$49.84	$52.62	$49.87	$53.70

Calculation of Branded Postpaid ABPU:
Branded postpaid service revenues	$3,670	$3,302	$10,628	$9,849
Add: EIP billings	967	435	2,434	943
Total billings for branded postpaid customers	$4,637	$3,737	$13,062	$10,792
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	25,095	21,084	24,054	20,542
Branded postpaid ABPU	$61.59	$59.08	$60.34	$58.38

Calculation of Branded Prepaid ARPU:
Branded prepaid service revenues	$1,790	$1,594	$5,174	$3,339
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	15,875	14,877	15,555	10,905
Branded prepaid ARPU	$37.59	$35.71	$36.96	$34.02

Branded postpaid phone ARPU decreased $2.78, or 5%, for the three months ended and $3.83, or 7%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The decreases were primarily due to the continued growth of customers on Simple Choice plans, which have lower monthly service charges compared to traditional bundled plans and promotions for services, including the “4 for $100” offer. Branded postpaid customers on Simple Choice plans represented 84% of branded postpaid customers as of September 30, 2014, compared to 61% of branded postpaid customers as of September 30, 2013.

Branded postpaid ABPU increased $2.51, or 4%, for the three months ended and $1.96, or 3%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases were primarily due to growth in our EIP billings on a per user basis, offset in part by lower branded postpaid phone ARPU.

Branded prepaid ARPU increased $1.88, or 5%, for the three months ended and $2.94, or 9%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases were primarily due to the inclusion and growth of the MetroPCS customer base, which generate higher ARPU than the rest of T-Mobile’s branded prepaid customer base.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net income (loss) which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$(94)	$(36)	$146	$55
Adjustments:
Interest expense to affiliates	83	183	186	586
Interest expense	260	151	807	311
Interest income	(97)	(50)	(255)	(125)
Other expense (income), net	14	7	32	(105)
Income tax expense (benefit)	(117)	42	67	135
Operating income	49	297	983	857
Depreciation and amortization	1,138	987	3,322	2,630
Cost of MetroPCS business combination	97	12	131	51
Stock-based compensation	45	48	157	54
Gains on disposal of spectrum licenses (1)	11	—	(720)	—
Other, net (1)	6	—	12	54
Adjusted EBITDA	$1,346	$1,344	$3,885	$3,646
Adjusted EBITDA margin	24%	26%	24%	26%

(1)
Gains on disposal of spectrum licenses and other, net transactions may not agree in total to the gains on disposal of spectrum licenses and other, net in the condensed consolidated statements of comprehensive income (loss) primarily due to certain routine operating activities, such as insignificant routine spectrum license exchanges that would be expected to reoccur, and are therefore included in Adjusted EBITDA.

Adjusted EBITDA was consistent for the three months ended and increased 7% for the nine months ended September 30, 2014, compared to the same periods in 2013. Adjusted EBITDA for the nine months ended September 30, 2014 was positively impacted by increased branded postpaid revenues resulting from growth in the branded postpaid customer base due to positive customer response to our Un-carrier value proposition as well as the inclusion of MetroPCS operating results for the entire period compared to the prior year. These increases were offset by higher selling, general and administrative expenses and losses on equipment sales for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from the sale of certain service receivables related to a factoring arrangement, financing arrangements which effectively extend payment terms, issuance of long-term debt and issuance of common stock in connection with public offerings. As of September 30, 2014, our cash and cash equivalents were $5.8 billion. In addition, we have entered into an unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings. We expect our current sources of funding to be sufficient to meet the anticipated liquidity requirements of the Company in the next 12 months and intend to use our current sources of funding for general corporate purposes, including capital investments, enhancing our financial flexibility and opportunistically acquiring additional spectrum in private party transactions and government auctions. We may seek to raise additional debt or equity capital to the extent our projections regarding our liquidity requirements change or on an opportunistic basis when there are favorable market conditions. Further, we may consider entering into factoring arrangements to sell certain EIP receivables as an additional source of liquidity.

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

In February 2014, we entered into a two-year factoring arrangement to sell certain receivables on a revolving basis as an additional source of liquidity. The factoring arrangement has a maximum funding limit of $500 million, subject to change upon notification to certain third parties. We sold receivables related to the factoring arrangement for net cash proceeds of $456 million for the nine months ended September 30, 2014. See Note 2 – Acquisitions and Other Transactions of the Notes to the

Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information on the factoring arrangement.

In September 2014, we completed an offering of new senior unsecured notes in aggregate principal amounts of $3.0 billion. In October 2014, a portion of the proceeds from the issuance of the notes were used to redeem senior unsecured notes of $1.0 billion with a higher interest rate. See Note 2 – Acquisitions and Other Transactions and Note 8 – Subsequent Events of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information.

In October 2014, a refundable deposit of $0.4 billion was made to a third party in connection with a potential asset purchase.

The indentures governing the long-term debt, excluding capital leases, contain covenants that, among other things, limit our ability to: incur more debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the indentures and the supplemental indentures relating to the long-term debt. As of September 30, 2014, we were in compliance with all restrictive debt covenants.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure.

Property and equipment capital expenditures for the nine months ended September 30, 2014 and 2013 primarily relate to our network modernization and deployment of 4G LTE. We expect cash capital expenditures for property and equipment to be in the range of $4.3 billion to $4.6 billion for the year ending December 31, 2014. This does not include purchases of spectrum licenses, including the acquisition of 700 MHz A-Block spectrum licenses from Verizon.

Cash Flows

The following table shows cash flow information:

	Nine Months Ended September 30,
(in millions)	2014	2013
Net cash provided by operating activities	$2,791	$2,541
Net cash used in investing activities	(5,440)	(868)
Net cash provided by financing activities	2,545	298

The historical cash flows of T-Mobile USA should not be considered representative of the anticipated cash flows of T-Mobile US, Inc., the combined company resulting from the business combination on April 30, 2013.

Operating Activities

Cash provided by operating activities was $2.8 billion for the nine months ended September 30, 2014, compared to $2.5 billion for the same period in 2013. The increase in cash flow provided by operating activities was driven by several factors. Our operating income, exclusive of non-cash items such as depreciation and amortization and gains from spectrum license transactions, increased compared to the same period in the prior year. This was primarily a result of increases in branded postpaid revenues due to customer growth partially offset by higher selling, general and administrative costs. Net changes in working capital decreased slightly due to increases in EIP receivables. This was offset in part by proceeds from the sales of receivables related to the factoring arrangement and increases in accounts payable and accrued liabilities due in part to timing of vendor payments.

Investing Activities

Cash used in investing activities was $5.4 billion for the nine months ended September 30, 2014, compared to $0.9 billion for the same period in 2013. For the nine months ended September 30, 2014, cash used in investing activities primarily consisted of purchases of property and equipment of $3.0 billion as a result of our network modernization and deployment timing of 4G

LTE and purchases of intangible assets of $2.4 billion relating to the acquisition of 700 MHz A-Block spectrum licenses. For the nine months ended September 30, 2013, cash used in investing activities primarily consisted of purchases of property and equipment of $3.1 billion as a result of our network modernization and deployment timing of 4G LTE. This was partially offset by cash and cash equivalents acquired in the business combination with MetroPCS of $2.1 billion and the settlement of a short-term loan receivable, net with Deutsche Telekom of $300 million.

Financing Activities

Cash provided by financing activities was $2.5 billion for the nine months ended September 30, 2014, compared to $0.3 billion for the same period in 2013. The increase was primarily due to net proceeds of $3.0 billion from the issuance of long-term debt for the nine months ended September 30, 2014, compared to net proceeds of $0.5 billion for the same period in 2013.

Contractual Obligations

In September 2014, the Company issued $1.3 billion of 6.000% Senior Notes due 2023 and $1.7 billion of 6.375% Senior Notes due 2025. In October 2014, a portion of the proceeds from the issuance of the notes were used to redeem the $1.0 billion of 7.875% Senior Notes due 2018.  See Note 2 – Acquisitions and Other Transactions and Note 8 – Subsequent Events of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information.

Off-Balance Sheet Arrangements

In February 2014, T-Mobile entered into a two-year factoring arrangement to sell certain service accounts receivable on a revolving basis as an additional source of liquidity. As of September 30, 2014, T-Mobile derecognized net receivables of $719 million upon sale through the factoring arrangement.  See Note 2 – Acquisitions and Other Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for more information on the factoring arrangement.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2014 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

Deutsche Telekom, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company, Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended September 30, 2014, gross revenues of all Deutsche Telekom affiliates generated by roaming and interconnection traffic with Iran were less than $1 million and estimated net profits were less than $1 million.

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits related to such activities recorded from these non-U.S. subsidiaries for the three months ended September 30, 2014 were less than $0.1 million. We understand that Deutsche Telekom intends to continue these activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt and embedded derivative instruments portfolios. We do not foresee significant changes in the strategies used to manage market risk in the near future.

We are exposed to changes in interest rates, primarily on our long-term debt to affiliates. As of September 30, 2014, we had $5.6 billion in long-term debt with Deutsche Telekom comprised of senior reset notes. Changes in interest rates can lead to fluctuations in the fair value of our variable-rate debt instruments.

To perform the sensitivity analysis on the long-term debt to affiliates, we assessed the risk of a change in the fair value from the effect of a hypothetical interest rate change of 100 basis points. As of September 30, 2014, the change in the fair value of our long-term debt to affiliates, based on this hypothetical change, is shown in the table below:

		Fair Value Assuming
(in millions)	Fair Value	+100 Basis Point Shift	-100 Basis Point Shift
Long-term debt to affiliates	$5,796	$5,755	$5,834

To manage interest rate risk, the interest rates on the senior reset notes are adjusted at the reset dates to rates defined in the applicable supplemental indenture. The Company determined certain components of the reset feature are required to be bifurcated from the senior reset notes and separately accounted for as embedded derivative instruments not designated as hedges. As of September 30, 2014, we had $31 million in embedded derivatives related to the senior reset notes. Changes in the spreads between the specified yield curves and the yield curve on T-Mobile long-term debt can lead to fluctuations in the fair value of our embedded derivatives.

To perform sensitivity analysis on the embedded derivatives, we assessed the risk of loss in fair values from the effect of a hypothetical spread change between specified yield curves and the yield curve on T-Mobile long-term debt of 10 basis points on our portfolio of embedded derivatives. As of September 30, 2014, the change in the fair value of our embedded derivatives, based on this hypothetical change, is shown in the table below:

		Fair Value Assuming
	Fair Value	+10 Basis Point Shift	-10 Basis Point Shift
Embedded derivatives	$31	$56	$7

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
1.1	Underwriting Agreement, dated September 3, 2014, among T-Mobile USA, Inc., the guarantors party thereto and the several Underwriters named in Schedule I thereto for which Deutsche Bank Securities Inc. is acting as representative.	8-K	9/5/2014	1.1
4.1	Sixth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.				X
4.2	Ninth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee.				X
4.3	Sixteenth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.				X
4.4	Seventeenth Supplemental Indenture, dated as of September 5, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Notes due 2023.	8-K	9/5/2014	4.1
4.5	Eighteenth Supplemental Indenture, dated as of September 5, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.375% Senior Notes due 2025.	8-K	9/5/2014	4.2
10.1	Amendment No. 2, dated as of September 3, 2014, to the Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., Deutsche Telekom AG and the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	9/5/2014	10.1
10.2
Third Amendment to the Master Receivables Purchase Agreement, dated as of September 29, 2014, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer and T-Mobile US, Inc. as performance guarantor.
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

T-MOBILE US, INC.

October 28, 2014	/s/ J. Braxton Carter
J. Braxton Carter Executive Vice President and Chief Financial Officer (Duly Authorized Officer)