Form 10-Q
period 2015-03-31
T-Mobile US, Inc.
filed 2015-04-28
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Non-accelerated filer     ☐ (Do not check if a smaller reporting company) Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 24, 2015
Common Stock, $0.00001 par value per share	810,415,343

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$3,032	$5,315
Accounts receivable, net of allowances of $88 and $83	1,933	1,865
Equipment installment plan receivables, net	3,259	3,062
Accounts receivable from affiliates	85	76
Inventories	1,230	1,085
Deferred tax assets, net	1,033	988
Other current assets	1,063	1,593
Total current assets	11,635	13,984
Property and equipment, net	16,483	16,245
Goodwill	1,683	1,683
Spectrum licenses	24,062	21,955
Other intangible assets, net	805	870
Equipment installment plan receivables due after one year, net	1,583	1,628
Other assets	307	288
Total assets	$56,558	$56,653
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,793	$7,364
Current payables to affiliates	216	231
Short-term debt	467	87
Deferred revenue	584	459
Other current liabilities	589	635
Total current liabilities	8,649	8,776
Long-term debt	16,261	16,273
Long-term debt to affiliates	5,600	5,600
Long-term financial obligation	2,523	2,521
Deferred tax liabilities	4,855	4,873
Deferred rents	2,366	2,331
Other long-term liabilities	654	616
Total long-term liabilities	32,259	32,214
Commitments and contingencies
Stockholders' equity
5.50% Mandatory Convertible Preferred Stock Series A, par value $0.00001 per share, 100,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding; $1,000 and $1,000 aggregate liquidation value	—	—
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 811,666,776 and 808,851,108 shares issued, 810,284,271 and 807,468,603 shares outstanding	—	—
Additional paid-in capital	38,553	38,503
Treasury stock, at cost, 1,382,505 and 1,382,505 shares issued	—	—
Accumulated other comprehensive income	1	1
Accumulated deficit	(22,904)	(22,841)
Total stockholders' equity	15,650	15,663
Total liabilities and stockholders' equity	$56,558	$56,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2015	2014
Revenues
Branded postpaid revenues	$3,774	$3,447
Branded prepaid revenues	1,842	1,648
Wholesale revenues	158	174
Roaming and other service revenues	45	68
Total service revenues	5,819	5,337
Equipment sales	1,851	1,448
Other revenues	108	90
Total revenues	7,778	6,875
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,395	1,464
Cost of equipment sales	2,679	2,286
Selling, general and administrative	2,372	2,096
Depreciation and amortization	1,087	1,055
Cost of MetroPCS business combination	128	12
Gains on disposal of spectrum licenses	—	(10)
Total operating expenses	7,661	6,903
Operating income (loss)	117	(28)
Other income (expense)
Interest expense to affiliates	(64)	(18)
Interest expense	(261)	(276)
Interest income	112	75
Other expense, net	(8)	(6)
Total other expense, net	(221)	(225)
Loss before income taxes	(104)	(253)
Income tax benefit	(41)	(102)
Net loss	(63)	(151)
Dividends on preferred stock	(14)	—
Net loss attributable to common stockholders	$(77)	$(151)
Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities, net of tax effect of $0 and ($1)	—	(3)
Other comprehensive loss, net of tax	—	(3)
Total comprehensive loss	$(63)	$(154)
Loss per share
Basic	$(0.09)	$(0.19)
Diluted	$(0.09)	$(0.19)
Weighted average shares outstanding
Basic	808,605,526	802,520,723
Diluted	808,605,526	802,520,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Operating activities
Net cash provided by operating activities	$489	$759

Investing activities
Purchases of property and equipment	(982)	(947)
Purchases of spectrum licenses and other intangible assets	(1,696)	—
Other, net	(14)	(18)
Net cash used in investing activities	(2,692)	(965)

Financing activities
Repayments of short-term debt for purchases of inventory, property and equipment, net	(63)	(226)
Other, net	(17)	12
Net cash used in financing activities	(80)	(214)

Change in cash and cash equivalents	(2,283)	(420)

Cash and cash equivalents
Beginning of period	5,315	5,891
End of period	$3,032	$5,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014. Certain prior period amounts have been reclassified to conform to the current presentation.

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

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions which affect the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ from those estimates.

Recently-Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard will become effective for T-Mobile beginning January 1, 2016. The implementation of this standard is not expected to have a significant impact on T-Mobile’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for T-Mobile beginning January 1, 2017. The Company is currently evaluating the guidance to determine the potential impact on T-Mobile’s consolidated financial statements.

Note 2 – Significant Transactions

Spectrum License Transactions

In 2014, the Federal Communications Commission (“FCC”) began conducting an auction of Advanced Wireless Service (“AWS”) spectrum licenses. In 2015, the FCC announced T-Mobile was the winning bidder of AWS spectrum licenses covering approximately 97 million people for an aggregate bid price of $1.8 billion. T-Mobile paid the FCC $1.4 billion for the AWS spectrum licenses in the first quarter of 2015, which is in addition to a deposit of $0.4 billion provided to the FCC in 2014. In the second quarter of 2015, T-Mobile received the AWS spectrum licenses. The amounts paid were classified as spectrum licenses as of March 31, 2015.

Note 3 – Equipment Installment Plan Receivables

T-Mobile offers certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an Equipment Installment Plan (“EIP”).

The following table summarizes the EIP receivables:

(in millions)	March 31, 2015	December 31, 2014
EIP receivables, gross	$5,275	$5,138
Unamortized imputed discount	(327)	(332)
EIP receivables, net of unamortized imputed discount	4,948	4,806
Allowance for credit losses	(106)	(116)
EIP receivables, net	$4,842	$4,690

Classified on the balance sheet as:
Equipment installment plan receivables, net	$3,259	$3,062
Equipment installment plan receivables due after one year, net	1,583	1,628
EIP receivables, net	$4,842	$4,690

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

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	March 31, 2015			December 31, 2014
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$2,623	$2,359	$4,982	$2,639	$2,213	$4,852
Billed – Current	107	100	207	104	95	199
Billed – Past Due	35	51	86	35	52	87
EIP receivables, gross	$2,765	$2,510	$5,275	$2,778	$2,360	$5,138

Activity in the unamortized imputed discount and allowance for credit losses balances for the EIP receivables was as follows:

(in millions)	March 31, 2015
Imputed discount and allowance for credit losses, beginning of period	$448
Bad debt expense	77
Write-offs, net of recoveries	(87)
Change in imputed discount on short-term and long-term EIP receivables	(5)
Imputed discount and allowance for credit losses, end of period	$433

Imputed discount and allowance for credit losses includes the long-term portion of imputed discount of $57 million and $61 million as of March 31, 2015 and December 31, 2014, respectively. The EIP receivables had weighted average effective imputed interest rates of 9.5% and 9.7% as of March 31, 2015 and December 31, 2014, respectively.

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

The proceeds were net of a receivable for the remainder of the purchase price (“deferred purchase price”), which is received from collections on the service receivables. T-Mobile recognizes the deferred purchase price in cash provided by operating activities due to the short duration of the receivables sold and the nature of the related activity. The deferred purchase price represents a financial asset that can be settled in such a way that T-Mobile may not recover substantially all of its recorded investment due to the creditworthiness of customers. As a result, T-Mobile elected at inception to classify the deferred purchase price as a trading security carried at fair value with unrealized gains and losses from changes in fair value included in selling, general and administrative expense. The fair value of the deferred purchase price was determined based on a discounted cash flow model which uses unobservable inputs (Level 3 inputs), including customer default rates. Due to the short-term nature of the underlying financial assets, the carrying value approximated fair value. Other current assets, which primarily consisted of the deferred purchase price, accounts payable and accrued liabilities, and other current liabilities related to the factoring arrangement were held by the Factoring SPE.

The following table summarizes the impacts to the condensed consolidated balance sheets:

(in millions)	March 31, 2015	December 31, 2014
Derecognized net receivables	$677	$768
Net cash proceeds since inception	492	610
Other current assets	204	204
Accounts payable and accrued liabilities	—	13
Other current liabilities	65	55

Net expenses resulting from the sales of receivables are recognized in selling, general and administrative expense. Prior to the sales of receivables, T-Mobile recognizes impairment charges, rather than bad debt expense, to reduce the receivables to fair value for estimated losses resulting from uncollectible balances. Net expenses also include any resulting gains or losses from the sales of receivables, unrealized gains and losses related to the deferred purchase price, and factoring fees. For the three months ended March 31, 2015 and 2014, T-Mobile recognized net expenses of $65 million and $27 million, respectively.

Continuing Involvement

T-Mobile has continuing involvement with the sold receivables as it services the receivables and is required to repurchase certain receivables, including aged receivables and receivables where write-off is imminent, pursuant to the factoring arrangement. T-Mobile will continue to service the customer and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections are reinvested in new receivable sales. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables and T-Mobile continues to maintain normal relationships with its customers.

In addition, T-Mobile has continuing involvement related to the sold receivables as it may be responsible for absorbing additional credit losses pursuant to the agreement. The Company’s maximum exposure to loss related to the involvement with the Factoring VIE was $457 million as of March 31, 2015. The maximum exposure to loss, which is required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the contractual proceeds withheld by the Factoring VIE and would also be required to repurchase the maximum amount of receivables pursuant to the agreement without consideration for any recovery.  As T-Mobile believes the probability of these circumstances occurring is very remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

Note 5 – Fair Value Measurements

Long-term Debt

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

The carrying amounts and fair values of the Company’s long-term debt were as follows:

	March 31, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt to third parties principal, excluding capital leases	$15,600	$16,329	$15,600	$16,034
Long-term debt to affiliates	5,600	5,963	5,600	5,780

Although the Company has determined the estimated fair value using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the long-term debt. The fair value estimates were based on information available as of March 31, 2015 and December 31, 2014. As such, the Company’s estimates are not necessarily indicative of the amount the Company could realize in a current market exchange.

Note 6 – Loss Per Share

The computation of basic and diluted loss per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2015	2014
Net loss	$(63)	$(151)
Preferred stock dividends	(14)	—
Net loss attributable to common stockholders	$(77)	$(151)

Weighted average shares outstanding - basic	808,605,526	802,520,723
Dilutive effect of outstanding stock options and unvested stock awards	—	—
Weighted average shares outstanding - diluted	808,605,526	802,520,723

Loss per share - basic	$(0.09)	$(0.19)
Loss per share - diluted	$(0.09)	$(0.19)

Potentially dilutive securities were not included in the computation of diluted loss per share for certain periods if to do so would have been antidilutive.  As the Company incurred net losses for the three months ended March 31, 2015 and 2014, all outstanding stock options of 3 million and 5 million and unvested stock awards of 23 million and 24 million as of March 31, 2015 and 2014, respectively, were excluded.  Unvested performance stock units were based on the number of shares ultimately expected to vest based on T-Mobile’s business performance against the specified performance goal. As the Company incurred a net loss for the three months ended March 31, 2015, common stock equivalents of 32 million related to the mandatory convertible preferred stock as of March 31, 2015 were excluded.  For the three months ended March 31, 2014, there was no mandatory convertible preferred stock outstanding.

Note 7 – Commitments and Contingencies

Commitments

Guarantee Liabilities

T-Mobile offers a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device.  For customers who enroll in the device trade-in program, the Company defers the portion of equipment sales revenue which represents the estimated value of the specified-price trade-in right guarantee.  When customers upgrade their devices, the difference between the trade-in credit to the customer and the fair value of the returned devices is recorded against the guarantee liabilities.  Guarantee liabilities included in other current liabilities were $266 million and $286 million as of March 31, 2015 and December 31, 2014, respectively.  The estimated EIP receivable balance if all enrolled handset upgrade program customers were to claim their benefit, not including any trade-in value of the required used handset, was $2.8 billion as of March 31, 2015. This is not an indication of the Company’s expected loss exposure as it does not consider the expected fair value of the used handset, which is required to be in good working condition at trade-in, nor does it consider the probability and timing of trade-in.

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

Note 8 – Additional Financial Information

Network Decommissioning Costs

Prior to the closing of the business combination with MetroPCS Communications, Inc. (“MetroPCS”), T-Mobile developed integration plans which included the decommissioning of the MetroPCS Code Division Multiple Access (“CDMA”) network and certain other redundant network cell sites. In 2014, T-Mobile began decommissioning the MetroPCS CDMA network and redundant network cell sites. Network decommissioning costs primarily relate to the acceleration of lease costs for decommissioned cell sites for which T-Mobile has ceased use and will no longer receive any economic benefit. Accrued liabilities for network decommissioning costs will be relieved as cash payments are made over the remaining lease terms through 2028. In addition, network decommissioning costs include the write off of deferred items related to certain cell sites, which consist of prepaid rent expense, favorable leases, unfavorable leases and deferred rent expense. T-Mobile recognized network decommissioning costs, including effects of deferred items, of $128 million for the three months ended March 31, 2015. T-Mobile intends to decommission certain cell sites and incur additional network decommissioning costs in the range of $375 million to $475 million, a majority of which are expected to be recognized through the rest of 2015.

Activities in liabilities for network decommissioning costs were as follows:

(in millions)	March 31, 2015
Balances, beginning of period	$239
Network decommissioning costs, excluding effects of deferred items	136
Cash payments	(33)
Balances, end of period	$342

Classified on the balance sheet as:
Accounts payable and accrued liabilities	$105
Other long-term liabilities	237
Network decommissioning liabilities	$342

In addition, T-Mobile settled asset retirement obligations of $37 million for the three months ended March 31, 2015 in connection with the decommissioning of certain cell sites.

Supplemental Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flows information:

	Three Months Ended March 31,
(in millions)	2015	2014
Interest and income tax payments:
Interest payments, net of amounts capitalized	$327	$286
Income tax payments	2	—
Noncash investing and financing activities:
Decrease in accounts payable and accrued liabilities for purchases of property and equipment	(178)	(13)
Issuance of short-term debt for financing of property and equipment purchases	443	45
Assets acquired under capital lease obligations	3	3

Note 9 – Guarantor Financial Information

Pursuant to the applicable indentures and supplemental indentures, the long-term debt, excluding capital leases, issued by T-Mobile USA, Inc. (“Issuer”) is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of the Issuer’s 100% owned subsidiaries (“Guarantor Subsidiaries”). The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indentures governing the long-term debt contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to Parent. However, the Issuer and Guarantor Subsidiaries are allowed to make certain permitted payments to the Parent under the terms of the indentures and the supplemental indentures.

Presented below is the condensed consolidating financial information as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, respectively.

Condensed Consolidating Balance Sheet Information
March 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$393	$1,152	$1,352	$135	$—	$3,032
Accounts receivable, net	—	—	1,885	48	—	1,933
Equipment installment plan receivables, net	—	—	3,259	—	—	3,259
Accounts receivable from affiliates	—	—	85	—	—	85
Inventories	—	—	1,230	—	—	1,230
Deferred tax assets, net	—	—	1,033	—	—	1,033
Other current assets	—	—	834	229	—	1,063
Total current assets	393	1,152	9,678	412	—	11,635
Property and equipment, net (1)	—	—	15,967	516	—	16,483
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	24,062	—	—	24,062
Other intangible assets, net	—	—	805	—	—	805
Investments in subsidiaries, net	15,325	30,565	—	—	(45,890)	—
Intercompany receivables	—	5,891	—	—	(5,891)	—
Equipment installment plan receivables due after one year, net	—	—	1,583	—	—	1,583
Other assets	2	20	275	137	(127)	307
Total assets	$15,720	$37,628	$54,053	$1,065	$(51,908)	$56,558
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$246	$6,453	$94	$—	$6,793
Current payables to affiliates	—	136	80	—	—	216
Short-term debt	—	443	24	—	—	467
Deferred revenue	—	—	584	—	—	584
Other current liabilities	—	—	524	65	—	589
Total current liabilities	—	825	7,665	159	—	8,649
Long-term debt	—	15,878	383	—	—	16,261
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Long-term financial obligation (1)	—	—	271	2,252	—	2,523
Deferred tax liabilities	—	—	4,982	—	(127)	4,855
Deferred rents	—	—	2,366	—	—	2,366
Negative carrying value of subsidiaries, net	—	—	789	—	(789)	—
Intercompany payables	70	—	5,713	108	(5,891)	—
Other long-term liabilities	—	—	654	—	—	654
Total long-term liabilities	70	21,478	15,158	2,360	(6,807)	32,259
Total stockholders' equity	15,650	15,325	31,230	(1,454)	(45,101)	15,650
Total liabilities and stockholders' equity	$15,720	$37,628	$54,053	$1,065	$(51,908)	$56,558

(1)
Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the Tower Transaction. See Note 9 – Tower Transaction and Related Long-Term Financial Obligation included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Condensed Consolidating Balance Sheet Information
December 31, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,278	$2,246	$697	$94	$—	$5,315
Accounts receivable, net	—	—	1,817	48	—	1,865
Equipment installment plan receivables, net	—	—	3,062	—	—	3,062
Accounts receivable from affiliates	—	—	76	—	—	76
Inventories	—	—	1,085	—	—	1,085
Deferred tax assets, net	—	—	988	—	—	988
Other current assets	—	3	1,341	249	—	1,593
Total current assets	2,278	2,249	9,066	391	—	13,984
Property and equipment, net (1)	—	—	15,708	537	—	16,245
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	21,955	—	—	21,955
Other intangible assets, net	—	—	870	—	—	870
Investments in subsidiaries, net	13,470	30,385	—	—	(43,855)	—
Intercompany receivables	—	2,773	—	—	(2,773)	—
Equipment installment plan receivables due after one year, net	—	—	1,628	—	—	1,628
Other assets	2	17	259	124	(114)	288
Total assets	$15,750	$35,424	$51,169	$1,052	$(46,742)	$56,653
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$349	$6,914	$101	$—	$7,364
Current payables to affiliates	—	56	175	—	—	231
Short-term debt	—	63	24	—	—	87
Deferred revenue	—	—	459	—	—	459
Other current liabilities	—	—	580	55	—	635
Total current liabilities	—	468	8,152	156	—	8,776
Long-term debt	—	15,886	387	—	—	16,273
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Long-term financial obligation (1)	—	—	271	2,250	—	2,521
Deferred tax liabilities	—	—	4,987	—	(114)	4,873
Deferred rents	—	—	2,331	—	—	2,331
Negative carrying value of subsidiaries, net	—	—	780	—	(780)	—
Intercompany payables	87	—	2,589	97	(2,773)	—
Other long-term liabilities	—	—	616	—	—	616
Total long-term liabilities	87	21,486	11,961	2,347	(3,667)	32,214
Total stockholders' equity	15,663	13,470	31,056	(1,451)	(43,075)	15,663
Total liabilities and stockholders' equity	$15,750	$35,424	$51,169	$1,052	$(46,742)	$56,653

(1)
Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the Tower Transaction. See Note 9 – Tower Transaction and Related Long-Term Financial Obligation included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended March 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$5,562	$389	$(132)	$5,819
Equipment sales	—	—	1,927	—	(76)	1,851
Other revenues	—	—	69	42	(3)	108
Total revenues	—	—	7,558	431	(211)	7,778
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,389	6	—	1,395
Cost of equipment sales	—	—	2,605	150	(76)	2,679
Selling, general and administrative	—	—	2,340	167	(135)	2,372
Depreciation and amortization	—	—	1,065	22	—	1,087
Cost of MetroPCS business combination	—	—	128	—	—	128
Total operating expenses	—	—	7,527	345	(211)	7,661
Operating income	—	—	31	86	—	117
Other income (expense)
Interest expense to affiliates	—	(64)	—	—	—	(64)
Interest expense	—	(200)	(14)	(47)	—	(261)
Interest income	—	—	112	—	—	112
Other income (expense), net	—	32	—	—	(40)	(8)
Total other income (expense), net	—	(232)	98	(47)	(40)	(221)
Income (loss) before income taxes	—	(232)	129	39	(40)	(104)
Income tax expense (benefit)	—	—	(48)	7	—	(41)
Earnings (loss) of subsidiaries	(63)	169	(12)	—	(94)	—
Net income (loss)	(63)	(63)	165	32	(134)	(63)
Dividends on preferred stock	(14)	—	—	—	—	(14)
Net income (loss) attributable to common stockholders	(77)	(63)	165	32	(134)	(77)
Other comprehensive (loss), net of tax
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Total comprehensive income (loss)	$(63)	$(63)	$165	$32	$(134)	$(63)

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended March 31, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$5,150	$265	$(78)	$5,337
Equipment sales	—	—	1,597	—	(149)	1,448
Other revenues	—	—	58	34	(2)	90
Total revenues	—	—	6,805	299	(229)	6,875
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,460	4	—	1,464
Cost of equipment sales	—	—	2,313	138	(165)	2,286
Selling, general and administrative	—	—	2,060	100	(64)	2,096
Depreciation and amortization	—	—	1,035	20	—	1,055
Cost of MetroPCS business combination	—	—	12	—	—	12
Gain on disposal of spectrum licenses	—	—	(10)	—	—	(10)
Total operating expenses	—	—	6,870	262	(229)	6,903
Operating income (loss)	—	—	(65)	37	—	(28)
Other income (expense)
Interest expense to affiliates	—	(18)	—	—	—	(18)
Interest expense	—	(214)	(18)	(44)	—	(276)
Interest income	—	—	75	—	—	75
Other income (expense), net	—	(8)	2	—	—	(6)
Total other income (expense), net	—	(240)	59	(44)	—	(225)
Loss before income taxes	—	(240)	(6)	(7)	—	(253)
Income tax benefit	—	—	(100)	(2)	—	(102)
Earnings (loss) of subsidiaries	(151)	89	(15)	—	77	—
Net income (loss)	(151)	(151)	79	(5)	77	(151)
Other comprehensive income (loss), net of tax
Other comprehensive loss, net of tax	(3)	(3)	(3)	—	6	(3)
Total comprehensive income (loss)	$(154)	$(154)	$76	$(5)	$83	$(154)

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$20	$(2,999)	$3,427	$81	$(40)	$489

Investing activities
Purchases of property and equipment	—	—	(982)	—	—	(982)
Purchases of spectrum licenses and other intangible assets	—	—	(1,696)	—	—	(1,696)
Investment in subsidiaries	(1,905)	—	—	—	1,905	—
Other, net	—	—	(14)	—	—	(14)
Net cash used in investing activities	(1,905)	—	(2,692)	—	1,905	(2,692)

Financing activities
Proceeds from capital contribution	—	1,905	—	—	(1,905)	—
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(63)	—	—	(63)
Intercompany dividend paid	—	—	—	(40)	40	—
Other, net	—	—	(17)	—	—	(17)
Net cash provided by (used in) financing activities	—	1,905	(80)	(40)	(1,865)	(80)

Change in cash and cash equivalents	(1,885)	(1,094)	655	41	—	(2,283)
Cash and cash equivalents
Beginning of period	2,278	2,246	697	94	—	5,315
End of period	$393	$1,152	$1,352	$135	$—	$3,032

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$5	$(466)	$1,199	$21	$—	$759

Investing activities
Purchases of property and equipment	—	—	(947)	—	—	(947)
Other, net	—	—	(18)	—	—	(18)
Net cash used in investing activities	—	—	(965)	—	—	(965)

Financing activities
Repayments of short-term debt for purchases of property and equipment	—	—	(226)	—	—	(226)
Other, net	14	—	(2)	—	—	12
Net cash provided by (used in) financing activities	14	—	(228)	—	—	(214)

Change in cash and cash equivalents	19	(466)	6	21	—	(420)
Cash and cash equivalents
Beginning of period	2,960	2,698	57	176	—	5,891
End of period	$2,979	$2,232	$63	$197	$—	$5,471

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse conditions in the U.S. and international economies or disruptions to the credit and financial markets;

•	competition in the wireless services market;

•	the ability to complete and realize expected synergies and other benefits of acquisitions;

•	the inability to implement our business strategies or ability to fund our wireless operations, including payment for additional spectrum, network upgrades, and technological advancements;

•	the ability to renew our spectrum licenses on attractive terms or acquire new spectrum licenses;

•	the ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum licenses at reasonable costs and terms;

•	material changes in available technology;

•	the timing, scope and financial impact of our deployment of advanced network and business technologies;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of network, information technology and data security, natural disasters or terrorist attacks or existing or future litigation and any resulting financial impact not covered by insurance;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks;

•	any disruption of our key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor negotiations or additional organizing activity, and any resulting financial and/or operational impact;

•
changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (“SEC”), may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and,

•	changes in tax laws, regulations and existing standards and the resolution of disputes with any taxing jurisdictions.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. In this Form 10-Q, unless the context indicates otherwise, references to “T-Mobile,” “T-Mobile US,” “our Company,” “the Company,” “we,” “our,” and “us” refer to T-Mobile US, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements included in Part II, Item 8 of our

Form 10-K for the year ended December 31, 2014. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year.

Business Overview

We are the Un-carrier. Un-satisfied with the status quo. Un-afraid to innovate. T-Mobile provides wireless communications services, including voice, messaging and data, to approximately 57 million customers in the postpaid, prepaid, and wholesale markets. The Un-carrier proposition is an approach that seeks to listen to the customer, address their pain points, bring innovation to the industry, and improve the wireless experience for all. In practice, this means offering customers a great service on a nationwide 4G Long-Term Evolution (“LTE”) network, devices when and how they want them, and plans that are simple, affordable and without unnecessary restrictions. Going forward, we will continue to listen and respond to our customers, refine and improve the Un-carrier proposition, and deliver the best value experience in the industry.

Our Un-carrier proposition is first and foremost about the customer. In 2015, we continue to aggressively address customer pain points with the launch of the following phases of our Un-carrier proposition:

•
Data StashTM – In December 2014, we introduced phase 8.0, giving customers the ability to roll their unused high-speed data automatically each month into a personal Data Stash so they can use it when they need it for up to a year. Beginning in 2015, we will provide a one-time Free Data Stash to start with of 10 GB of LTE data, which will expire at the end of 2015, to postpaid Simple Choice or prepaid customers who have purchased additional qualified LTE data plans. Once the 10 GB of LTE data is used, Data Stash will be automatically available at no extra charge.

•
Un-carrier for BusinessTM - In March 2015, we introduced phase 9.0, a set of simple, transparent, and affordable rate plans that provide all business customers with unlimited talk and text, and up to 1GB of LTE data. Additional data can either be purchased on a per line or pooled basis. We are also partnering with GoDaddy and Microsoft to provide a valuable array of mobile business tools free of charge, as well as extending a benefit to families by counting a company-paid line as the first line on a Simple Choice™ family account.

•
Un-contractTM and Carrier FreedomTM - In March 2015, in addition to phase 9.0 - Un-carrier for Business, we unveiled two major initiatives for consumers. The Un-contract initiative is a guarantee to all branded postpaid Simple Choice customers that their rates will never increase as long as they remain a customer, even for those on promotional plans. Unlimited LTE rate plans are guaranteed for a minimum of two years. With the Carrier Freedom initiative, we will pay off outstanding device payments of up to $650 when customers switch to T-Mobile.

Financial Highlights

Our primary financial focus is on growing Adjusted EBITDA, which we expect to continue to improve in 2015. Adjusted EBITDA increased to $1.4 billion for the three months ended March 31, 2015, compared to $1.1 billion for the same period in 2014. Adjusted EBITDA growth is primarily driven by increasing revenues. We generate revenues by offering affordable wireless communication services to our postpaid, prepaid and wholesale customers, as well as through sale of a wide selection of wireless devices and accessories. Total revenues increased to $7.8 billion for the three months ended March 31, 2015, compared to $6.9 billion for the same period in 2014.

We generate the majority of our service revenues by providing wireless communication services to branded postpaid customers. Our ability to acquire and retain branded postpaid customers is important to our business in the generation of revenues. Services revenues from branded postpaid customers increased to $3.8 billion for the three months ended March 31, 2015, compared to $3.4 billion for the same period in 2014. In addition, we have continued to focus on retaining customers through churn reduction initiatives to improve customer experience. Branded postpaid phone churn improved to 1.30% for the three months ended March 31, 2015, compared to 1.47% for the same period in 2014. Improvements in branded postpaid net customer additions and phone churn were driven by the continued success of our Un-carrier proposition, ongoing improvements in our network and strong customer response to promotions. We expect further growth in our branded postpaid net customer additions in 2015 as we continue to offer competitive pricing and improve our network and customer experience.

We have also increased our service revenues from branded prepaid customers through the success of the MetroPCS brand and promotional activities. In addition, we experienced increases in equipment sales from significant growth in the number of devices sold on higher gross customer additions and upgrade volumes, including redemptions through JUMP!.

Our most significant expenses are related to acquiring and retaining high-quality customers, compensating employees, and operating and expanding our network. We expect operating expenses will continue to increase to support our strong customer growth. Operating expenses were $7.7 billion for the three months ended March 31, 2015, compared to $6.9 billion for the same period in 2014. Growth in the number of devices sold resulted in higher cost of equipment sales and employee-related costs, such as commissions. In addition, employee-related costs were higher as a result of increases in the number of retail and customer support employees to support our growing customer base. We also aggressively increased promotional activities to attract new and retain existing customers in the first quarter of 2015. We have incurred expenses as part of the network modernization due to increased depreciation expense related to the build out of our LTE network and costs related to decommissioning of the MetroPCS CDMA network and certain other redundant cell sites.

Liquidity and Capital Resources Highlights

The success of our Un-carrier proposition and continued modernization of our network has further repositioned T-Mobile to provide customers with an exceptional customer experience, which requires substantial investment in our business. Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from the issuance of long-term debt and the issuance of common and preferred stock, the sale of certain service receivables related to a factoring arrangement, and financing arrangements of vendor payables which effectively extend payment terms.

We have substantially completed the process of upgrading our network to LTE, which provides our customers with the fastest nationwide LTE services. Our LTE network covered 275 million people as of March 31, 2015 and we are targeting to cover 300 million people with LTE by the end of 2015. In addition, we are currently in the process of building out our network to utilize our 700 MHz A-Block spectrum licenses. Cash capital expenditures for property and equipment, which are primarily related to our network modernization, were $1.0 billion for the three months ended March 31, 2015, compared to $0.9 billion for the same period in 2014. We expect cash capital expenditures for property and equipment to be in the range of $4.4 billion to $4.7 billion in 2015.

We provide mobile communication services using spectrum licenses, consisting of 700 MHz A-Block, AWS and PCS licenses. In 2015, the FCC announced T-Mobile was the winning bidder of AWS spectrum licenses covering approximately 97 million people for an aggregate bid price of $1.8 billion. We received the AWS spectrum licenses in the second quarter of 2015. This transaction is expected to further enhance our portfolio of U.S. nationwide broadband spectrum. See Note 2 – Significant Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. In 2015, we will seek to opportunistically acquire additional spectrum in private party transactions to further enhance our portfolio of U.S. nationwide broadband spectrum and enable the expansion of LTE coverage to new markets.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and “Performance Measures” for a description of performance measures, such as Adjusted EBITDA and churn.

Results of Operations

Set forth below is a summary of consolidated results:

	Three Months Ended March 31,		Percentage Change
(in millions)	2015	2014
Revenues
Branded postpaid revenues	$3,774	$3,447	9%
Branded prepaid revenues	1,842	1,648	12%
Wholesale revenues	158	174	(9)%
Roaming and other service revenues	45	68	(34)%
Total service revenues	5,819	5,337	9%
Equipment sales	1,851	1,448	28%
Other revenues	108	90	20%
Total revenues	7,778	6,875	13%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,395	1,464	(5)%
Cost of equipment sales	2,679	2,286	17%
Selling, general and administrative	2,372	2,096	13%
Depreciation and amortization	1,087	1,055	3%
Cost of MetroPCS business combination	128	12	NM
Gains on disposal of spectrum licenses	—	(10)	NM
Total operating expenses	7,661	6,903	11%
Operating income (loss)	117	(28)	NM
Other income (expense)
Interest expense to affiliates	(64)	(18)	NM
Interest expense	(261)	(276)	(5)%
Interest income	112	75	49%
Other expense, net	(8)	(6)	33%
Total other expense, net	(221)	(225)	(2)%
Loss before income taxes	(104)	(253)	(59)%
Income tax benefit	(41)	(102)	(60)%
Net loss	$(63)	$(151)	(58)%
NM – Not Meaningful

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Branded postpaid revenues increased $327 million, or 9%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily attributable to growth in the number of average branded postpaid customers driven by the continued success of our Un-carrier proposition and strong customer response to attractive family rate plans and promotional activities. Additional increases resulted from customer adoption of upgrade and insurance programs and changes in requalification requirements for corporate discount programs. The increase was partially offset by a reduction of branded postpaid revenues for the three months ended March 31, 2015 from the non-cash net revenue deferral for Data Stash. The net revenue deferral for the initial 10GB allotment per qualifying customer from Data Stash is expected to fully reverse itself during 2015. Excluding the impact from Data Stash, branded postpaid revenues increased 13% for the three months ended March 31, 2015, compared to the same period in 2014.

Branded prepaid revenues increased $194 million, or 12%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily driven by growth of the branded prepaid customer base from the success of the MetroPCS brand and promotional activities.

Wholesale revenues decreased $16 million, or 9%, for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily attributable to new lower rate plans offered by certain Mobile Virtual Network Operators (“MVNO”) partners and changes to contractual arrangements, offset in part by growth in customers of certain MVNO partnerships.

Roaming and other service revenues decreased $23 million, or 34%, for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily attributable to rate reductions negotiated with certain roaming partners.

Equipment sales increased $403 million, or 28%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily attributable to growth in the number of devices sold, including higher device upgrade volumes, and higher average revenue per device sold. The volume of device sales increased 17% for the three months ended March 31, 2015, compared to the same period in 2014.

We financed $1.5 billion of equipment sales revenues through EIP for the three months ended March 31, 2015, an increase from $1.2 billion for the three months ended March 31, 2014, resulting from growth of our Simple Choice plans. Additionally, EIP billings were $1.3 billion for the three months ended March 31, 2015, compared to $657 million for the three months ended March 31, 2014.

Other revenues increased $18 million, or 20%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily attributable to higher non-service revenues from agreements with third parties.

Operating Expenses

Cost of services decreased $69 million, or 5%, for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily attributable to a reduction in certain regulatory surcharges and lower roaming expenses driven by the migration of customers from the legacy MetroPCS CDMA network to the T-Mobile network. Synergies realized from the decommissioning of the MetroPCS CDMA network were offset by increased costs from expansion of the network for the three months ended March 31, 2015.

Cost of equipment sales increased $393 million, or 17%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily attributable to growth in the number of devices sold, including higher device upgrade volumes. The volume of device sales increased 17% for the three months ended March 31, 2015, compared to the same period in 2014.

Selling, general and administrative increased $276 million, or 13%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily attributable to higher promotional costs, higher commissions, and higher employee-related costs as a result of increases in the number of retail and customer support employees to support the growing customer base.

Depreciation and amortization increased $32 million, or 3%, for the three months ended March 31, 2015, compared to the same period in 2014. The slight increase was primarily attributable to the build-out of our LTE network, which increased the depreciable asset base.

Cost of MetroPCS business combination of $128 million for the three months ended March 31, 2015 reflects network decommissioning costs associated with the business combination. In 2014, we began decommissioning the MetroPCS CDMA network and certain other redundant network cell sites. Network decommissioning costs, which are excluded from Adjusted EBITDA, primarily relate to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites. We intend to decommission certain cell sites and incur additional network decommissioning costs in the range of $375 million to $475 million, a majority of which are expected to be recognized through the rest of 2015. See Note 8 – Additional Financial Information of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for more information. Cost of MetroPCS business combination of $12 million for the three months ended March 31, 2014 reflects personnel-related costs and professional services costs associated with integration plans related to the business combination.

Other Income (Expense)

Interest expense to affiliates increased $46 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily attributable to fair value adjustments related to embedded derivative instruments in 2014 associated with the senior reset notes issued to Deutsche Telekom. The increase was partially offset by interest costs that were capitalized for the three months ended March 31, 2015 associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses.

Interest expense decreased $15 million, or 5%, for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily attributable to interest costs that were capitalized for the three months ended March 31, 2015 associated with the build out of our network to utilize the 700 MHz A-Block spectrum licenses acquired in 2014, partially offset by interest expense from the senior unsecured notes issued in September 2014.

Interest income increased $37 million, or 49%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was the result of significant growth in devices financed through EIP. Interest associated with EIP receivables is imputed at the time of sale and then recognized over the financed installment term. See Note 3 – Equipment Installment Plan Receivables of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

Income Taxes

Income tax benefit decreased $61 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily due to a lower pre-tax loss. The effective tax rate was 39.4% for the three months ended March 31, 2015, compared to 40.3% for the same period in 2014. The decrease in the effective tax rate was primarily due to the decrease in the income tax benefit recognized for the three months ended March 31, 2015 caused by increases in Puerto Rico income tax expense and in non-deductible expenses.

Guarantor Subsidiaries

Pursuant to the indenture and the supplemental indentures, the long-term debt of T-Mobile USA, Inc. (“Issuer”), excluding capital leases, is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile US, Inc. (“Parent”) and certain of the Issuer’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

The financial condition of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition. Similarly, the results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. As of March 31, 2015 and December 31, 2014, the most significant components of the financial condition of the Non-Guarantor Subsidiaries were property and equipment of $516 million and $537 million, respectively, long-term financial obligations of $2.3 billion and $2.3 billion, respectively, and stockholders’ deficit of $1.5 billion and $1.5 billion, respectively. The most significant components of the results of operations of our Non-Guarantor Subsidiaries for the three months ended March 31, 2015 were services revenues of $389 million, offset by costs of equipment sales of $150 million and selling, general and administrative of $167 million, resulting in net comprehensive income of $32 million. Similarly, for the three months ended March 31, 2014, services revenues of $265 million were offset by costs of equipment sales of $138 million and selling, general and administrative of $100 million, resulting in a net comprehensive loss of $5 million.

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

The following table sets forth the number of ending customers:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Customers, end of period
Branded postpaid phone customers	26,835	25,844	23,054
Branded postpaid mobile broadband customers	1,475	1,341	568
Total branded postpaid customers	28,310	27,185	23,622
Branded prepaid customers	16,389	16,316	15,537
Total branded customers	44,699	43,501	39,159
M2M customers	4,562	4,421	3,822
MVNO customers	7,575	7,096	6,094
Total wholesale customers	12,137	11,517	9,916
Total customers, end of period	56,836	55,018	49,075

The following table sets forth the number of net customer additions:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net customer additions
Branded postpaid phone customers	991	1,256
Branded postpaid mobile broadband customers	134	67
Total branded postpaid customers	1,125	1,323
Branded prepaid customers	73	465
Total branded customers	1,198	1,788
M2M customers	141	220
MVNO customers	479	383
Total wholesale customers	620	603
Total net customer additions	1,818	2,391

Net customer additions were 1,818,000 for the three months ended March 31, 2015, compared to 2,391,000 for the same period in 2014. At March 31, 2015, we had 56.8 million customers, a 3% increase from the customer total as of December 31, 2014, as a result of growth in all customer categories, as described below.

Branded Customers

Branded postpaid phone net customer additions were 991,000 for the three months ended March 31, 2015, compared to 1,256,000 for the same period in 2014. The decrease was primarily attributable to lower gross customer additions compared to the three months ended March 31, 2014, which included the introduction of Un-carrier 4.0 Contract Freedom. The decrease was partially offset by more qualified branded prepaid customers upgrading to branded postpaid plans due to attractive family rate plan promotions.

Branded postpaid mobile broadband net customer additions were 134,000 for the three months ended March 31, 2015, compared to 67,000 for the same period in 2014. The increase was primarily driven by customer response to promotions for mobile broadband services and devices.

Branded prepaid net customer additions were 73,000 for the three months ended March 31, 2015, compared to 465,000 for the same period in 2014. The lower level of branded prepaid net customer additions was primarily driven by increased competitive activity in the marketplace, increased customer migrations from branded prepaid to branded postpaid, and an atypical tax refund season.

Wholesale

Wholesale net customer additions were 620,000 for the three months ended March 31, 2015, compared to 603,000 for the same period in 2014. The increase was primarily attributable to growth in customers of certain MVNO partnerships, offset in part by higher deactivations from other MVNO partnerships as a result of increased competition in the marketplace. MVNO partners often have relationships with multiple carriers and through steering their business towards carriers offering promotions, can impact specific carriers’ results.

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

	March 31, 2015	March 31, 2014
Branded postpaid customers per account	2.39	2.18

Branded postpaid customers per account were 2.39 as of March 31, 2015, compared to 2.18 as of March 31, 2014. The increase was primarily driven by attractive family rate plan promotions and increased penetration of mobile broadband devices.

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

	Three Months Ended March 31,
	2015	2014
Branded postpaid phone churn	1.30%	1.47%
Branded prepaid churn	4.62%	4.34%

Branded postpaid phone churn was 1.30% for the three months ended March 31, 2015, a 17 basis point improvement compared to 1.47% for the same period in 2014. The year over year improvement in branded postpaid phone churn was impacted by the continued success of our Un-carrier initiatives and improved network quality resulting in increased customer loyalty.

Branded prepaid churn was 4.62% for the three months ended March 31, 2015, a 28 basis point increase compared to 4.34% for the same period in 2014. The increase was primarily due to higher branded prepaid deactivations driven by the robust competitive environment and promotions in the marketplace.

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
The following tables illustrate the calculation of ARPA and ABPA and reconcile these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPA and ABPA:

	Three Months Ended March 31,
(in millions, except average number of accounts, ARPA and ABPA)	2015	2014
Calculation of Branded Postpaid ARPA:
Branded postpaid service revenues	$3,774	$3,447
Divided by: Average number of branded postpaid accounts (in thousands) and number of months in period	11,645	10,543
Branded postpaid ARPA	$108.04	$108.97

Calculation of Branded Postpaid ABPA:
Branded postpaid service revenues	$3,774	$3,447
Add: EIP billings	1,292	657
Total billings for branded postpaid customers	$5,066	$4,104
Divided by: Average number of branded postpaid accounts (in thousands) and number of months in period	11,645	10,543
Branded postpaid ABPA	$145.03	$129.74

Branded postpaid ARPA decreased $0.93, or 1%, for the three months ended March 31, 2015, compared to the same period in 2014. Excluding the impact from the non-cash net revenue deferral for Data Stash, branded postpaid ARPA increased 2% for the three months ended March 31, 2015, compared to the same period in 2014. This increase was due primarily to an increasing number of branded postpaid customers per account, partially offset by dilution from the continued growth of customers on Simple Choice plans and attractive family rate plan promotions.

Branded postpaid ABPA increased $15.29, or 12%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily due to significant growth in devices financed through EIP, offset in part by lower branded postpaid ARPA, as described above. Excluding the impact from the non-cash net revenue deferral for Data Stash, branded postpaid ABPA increased 14% for the three months ended March 31, 2015, compared to the same period in 2014.

The following tables illustrate the calculation of ARPU and ABPU and reconcile these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU and ABPU:

	Three Months Ended March 31,
(in millions, except average number of customers, ARPU and ABPU)	2015	2014
Calculation of Branded Postpaid Phone ARPU:
Branded postpaid service revenues	$3,774	$3,447
Less: Branded postpaid mobile broadband revenues	(109)	(47)
Branded postpaid phone service revenues	$3,665	$3,400
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	26,313	22,447
Branded postpaid phone ARPU	$46.43	$50.48

Calculation of Branded Postpaid ABPU:
Branded postpaid service revenues	$3,774	$3,447
Add: EIP billings	1,292	657
Total billings for branded postpaid customers	$5,066	$4,104
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	27,717	22,975
Branded postpaid ABPU	$60.94	$59.54

Calculation of Branded Prepaid ARPU:
Branded prepaid service revenues	$1,842	$1,648
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	16,238	15,221
Branded prepaid ARPU	$37.81	$36.09

Branded postpaid phone ARPU decreased $4.05, or 8%, for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily due to dilution from the continued growth of customers on Simple Choice plans and attractive family rate plan promotions. Additionally, a reduction of branded postpaid phone revenues from the non-cash net revenue deferral for Data Stash further reduced branded postpaid phone ARPU for the three months ended March 31, 2015. Excluding the impact from Data Stash, branded postpaid phone ARPU decreased 6% for the three months ended March 31, 2015, compared to the same period in 2014.

Branded postpaid ABPU increased $1.40, or 2%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily due to significant growth in devices financed through EIP, offset by lower branded postpaid phone ARPU, as described above. Excluding the impact from the non-cash net revenue deferral for Data Stash, branded postpaid ABPU increased 4% for the three months ended March 31, 2015, compared to the same period in 2014.

Branded prepaid ARPU increased $1.72 or 5%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily due to an increase in the mix of branded prepaid customers choosing plans with more data, which generate a higher ARPU.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net loss which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2015	2014
Net loss	$(63)	$(151)
Adjustments:
Interest expense to affiliates	64	18
Interest expense	261	276
Interest income	(112)	(75)
Other expense, net	8	6
Income tax expense (benefit)	(41)	(102)
Operating income (loss)	117	(28)
Depreciation and amortization	1,087	1,055
Cost of MetroPCS business combination	128	12
Stock based compensation	56	49
Adjusted EBITDA	$1,388	$1,088
Adjusted EBITDA margin	24%	20%

Adjusted EBITDA increased 28% for the three months ended March 31, 2015, compared to the same period in 2014. Adjusted EBITDA was positively impacted by increased branded postpaid revenues resulting from the continued success of our Un-carrier initiatives and strong customer response to promotional activities. Additionally, Adjusted EBITDA benefited from branded prepaid revenue growth from the success of our MetroPCS brand. These increases were partially offset by strategic investments in growth for the three months ended March 31, 2015, which resulted in higher selling, general and administrative expenses and a reduction of revenues of $112 million from the non-cash net revenue deferral for Data Stash. The net revenue deferral for the initial 10 GB allotment per qualifying customer from Data Stash is expected to fully reverse itself during 2015. Excluding the impact from Data Stash, Adjusted EBITDA increased 38% for the three months ended March 31, 2015, compared to the same period in 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of long-term debt and issuance of common and preferred stock, the sale of certain service receivables related to a factoring arrangement, and financing arrangements of vendor payables which effectively extend payment terms. In addition, we have entered into an unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings. As of March 31, 2015, our cash and cash equivalents were $3.0 billion. We expect our current sources of funding to be sufficient to meet the anticipated liquidity requirements of the Company in the next 12 months and intend to use our current sources of funding for general corporate purposes, including capital investments, enhancing our financial flexibility and opportunistically acquiring additional spectrum in private party transactions. We may seek to raise additional debt or equity capital to the extent our projections regarding our liquidity requirements change or on an opportunistic basis when there are favorable market conditions. Further, we may consider entering into factoring arrangements to sell certain EIP receivables as an additional source of liquidity.

In 2015, the FCC announced we were the winning bidder of AWS spectrum licenses covering approximately 97 million people for an aggregate bid price of $1.8 billion. We paid the FCC the remaining $1.4 billion for the AWS spectrum licenses in the first quarter of 2015 with cash on hand. We received the AWS spectrum licenses in the second quarter of 2015.

The indentures governing the long-term debt, excluding capital leases, contain covenants that, among other things, limit our ability to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the indentures and the supplemental indentures relating to the long-term debt. We were in compliance with all restrictive debt covenants as of March 31, 2015.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure.

Property and equipment capital expenditures for the three months ended March 31, 2015 and 2014 primarily relate to our network modernization, including the deployment of LTE and build out of our network to utilize our 700 MHz A-Block spectrum licenses. We expect cash capital expenditures for property and equipment to be in the range of $4.4 billion to $4.7 billion in 2015. This does not include purchases of spectrum licenses.

Cash Flows

The following table summarizes the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
(in millions)	2015	2014
Net cash provided by operating activities	$489	$759
Net cash used in investing activities	(2,692)	(965)
Net cash used in financing activities	(80)	(214)

Operating Activities

Cash provided by operating activities was $489 million for the three months ended March 31, 2015, compared to $759 million in the same period in 2014. The decrease in cash flow provided by operating activities was driven by several factors. Our operating income, exclusive of non-cash items such as depreciation and amortization, increased slightly compared to the prior year. This was primarily a result of increases in branded postpaid revenues partially offset by higher selling, general and administrative costs. Net changes in working capital further decreased cash provided by operating activities. This was primarily a result of decreases in accounts payable and accrued liabilities due to the timing of vendor payments and increases in EIP receivables as the result of significant growth in devices financed through EIP, which will result in cash collections in installments over a period of up to 24 months.

Investing Activities

Cash used in investing activities was $2.7 billion for the three months ended March 31, 2015, compared to $1.0 billion in the same period in 2014. For the three months ended March 31, 2015, cash used in investing activities primarily consisted of purchases of intangible assets of $1.7 billion due primarily to $1.4 billion of AWS spectrum licenses acquired through auction and purchases of property and equipment of $1.0 billion as a result of our network modernization. For the three months ended March 31, 2014, cash used in investing activities primarily consisted of purchases of property and equipment of $0.9 billion as a result of our network modernization.

Financing Activities

Cash used in financing activities was $80 million for the three months ended March 31, 2015, compared to $214 million in the same period in 2014. The decrease was primarily due to lower net repayments of short-term debt of $163 million, offset by other, net, including dividends paid on preferred stock.

Off-Balance Sheet Arrangements

In 2014, T-Mobile entered into a two-year factoring arrangement to sell certain service accounts receivable on a revolving basis as an additional source of liquidity. As of March 31, 2015 and December 31, 2014, T-Mobile derecognized net receivables of $677 million and $768 million through the factoring arrangement, respectively.  See Note 4 – Factoring Arrangement of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

Related Party Transactions

There have been no material changes in our related party transactions as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2015 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

Deutsche Telekom, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended March 31, 2015, gross revenues of all Deutsche Telekom affiliates generated by roaming and interconnection traffic with Iran were less than $1 million and estimated net profits were less than $1 million.

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits related to such activities recorded from these non-U.S. subsidiaries for the three months ended March 31, 2015 were less than $0.1 million. We understand that Deutsche Telekom intends to continue these activities.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standards

See Note 1 – Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.1*	T-Mobile US, Inc. 2014 Employee Stock Purchase Plan.	S-8	2/19/2015	99.1
10.2*	Amendment No. 2 to Employment Agreement between T-Mobile US, Inc. and John J. Legere, dated as of February 25, 2015.	8-K	2/26/2015	10.1
10.3*	T-Mobile US, Inc. Compensation Term Sheet for Michael Sievert Effective as of February 13, 2015.				X
10.4
Fifth Amendment to the Master Receivables Purchase Agreement, dated as of January 9, 2015, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer and T-Mobile US, Inc. as performance guarantor.
X
10.5
Joinder and Second Amendment to the Receivables Sale and Conveyancing Agreement, dated as of January 9, 2015, among SunCom Wireless Operating Company, LLC, Powertel/Memphis, Inc., Triton PCS Holdings Company L.L.C., T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.
X
10.6	Second Amendment to the Receivables Sale and Contribution Agreement, dated as of January 9, 2015, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*    Indicated a management contract or compensation plan or arrangement.
**    Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

April 28, 2015	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)