Form 10-Q
period 2015-06-30
T-Mobile US, Inc.
filed 2015-07-30
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Non-accelerated filer     ☐ (Do not check if a smaller reporting company) Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 27, 2015
Common Stock, $0.00001 par value per share	814,874,652

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$2,642	$5,315
Accounts receivable, net of allowances of $91 and $83	1,827	1,865
Equipment installment plan receivables, net	3,503	3,062
Accounts receivable from affiliates	52	76
Inventories	1,135	1,085
Deferred tax assets, net	1,479	988
Other current assets	1,019	1,593
Total current assets	11,657	13,984
Property and equipment, net	16,910	16,245
Goodwill	1,683	1,683
Spectrum licenses	24,272	21,955
Other intangible assets, net	735	870
Equipment installment plan receivables due after one year, net	1,611	1,628
Other assets	320	288
Total assets	$57,188	$56,653
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,645	$7,364
Current payables to affiliates	101	231
Short-term debt	386	87
Deferred revenue	574	459
Other current liabilities	558	635
Total current liabilities	8,264	8,776
Long-term debt	16,386	16,273
Long-term debt to affiliates	5,600	5,600
Long-term financial obligation	2,526	2,521
Deferred tax liabilities	5,306	4,873
Deferred rents	2,411	2,331
Other long-term liabilities	642	616
Total long-term liabilities	32,871	32,214
Commitments and contingencies
Stockholders' equity
5.50% Mandatory Convertible Preferred Stock Series A, par value $0.00001 per share, 100,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding; $1,000 and $1,000 aggregate liquidation value	—	—
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 816,196,073 and 808,851,108 shares issued, 814,813,568 and 807,468,603 shares outstanding	—	—
Additional paid-in capital	38,595	38,503
Treasury stock, at cost, 1,382,505 and 1,382,505 shares issued	—	—
Accumulated other comprehensive income	1	1
Accumulated deficit	(22,543)	(22,841)
Total stockholders' equity	16,053	15,663
Total liabilities and stockholders' equity	$57,188	$56,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2015	2014	2015	2014
Revenues
Branded postpaid revenues	$4,075	$3,511	$7,849	$6,958
Branded prepaid revenues	1,861	1,736	3,703	3,384
Wholesale revenues	164	172	322	346
Roaming and other service revenues	44	65	89	133
Total service revenues	6,144	5,484	11,963	10,821
Equipment revenues	1,915	1,600	3,766	3,048
Other revenues	120	101	228	191
Total revenues	8,179	7,185	15,957	14,060
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,397	1,453	2,792	2,917
Cost of equipment sales	2,661	2,215	5,340	4,501
Selling, general and administrative	2,438	2,151	4,810	4,247
Depreciation and amortization	1,075	1,129	2,162	2,184
Cost of MetroPCS business combination	34	22	162	34
Gains on disposal of spectrum licenses	(23)	(747)	(23)	(757)
Total operating expenses	7,582	6,223	15,243	13,126
Operating income	597	962	714	934
Other income (expense)
Interest expense to affiliates	(92)	(85)	(156)	(103)
Interest expense	(257)	(271)	(518)	(547)
Interest income	114	83	226	158
Other income (expense), net	1	(12)	(7)	(18)
Total other expense, net	(234)	(285)	(455)	(510)
Income before income taxes	363	677	259	424
Income tax expense (benefit)	2	286	(39)	184
Net income	361	391	298	240
Dividends on preferred stock	(14)	—	(28)	—
Net income attributable to common stockholders	$347	$391	$270	$240
Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities, net of tax effect of $0, $0, $0 and ($1)	—	—	—	(3)
Other comprehensive loss, net of tax	—	—	—	(3)
Total comprehensive income	$361	$391	$298	$237
Earnings per share
Basic	$0.43	$0.49	$0.33	$0.30
Diluted	$0.42	$0.48	$0.33	$0.30
Weighted average shares outstanding
Basic	811,605,031	803,923,913	810,113,564	803,226,194
Diluted	821,122,537	813,556,137	819,548,539	812,903,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
Operating activities
Net cash provided by operating activities	$1,650	$1,729

Investing activities
Purchases of property and equipment	(2,173)	(1,887)
Purchases of spectrum licenses and other intangible assets	(1,844)	(2,367)
Other, net	(12)	(21)
Net cash used in investing activities	(4,029)	(4,275)

Financing activities
Repayments of short-term debt for purchases of inventory, property and equipment, net	(248)	(231)
Other, net	(46)	(34)
Net cash used in financing activities	(294)	(265)

Change in cash and cash equivalents	(2,673)	(2,811)

Cash and cash equivalents
Beginning of period	5,315	5,891
End of period	$2,642	$3,080

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In July 2015, the FASB voted to defer the effective date by one year to periods beginning January 1, 2018; however, early adoption with the original effective date for periods beginning January 1, 2017 will be permitted.  The Company is currently evaluating the guidance to determine the potential impact on T-Mobile’s consolidated financial statements.

Note 2 – Significant Transactions

Spectrum License Transactions

In 2014, the Federal Communications Commission (“FCC”) began conducting an auction of Advanced Wireless Service (“AWS”) spectrum licenses. In January 2015, the FCC announced T-Mobile was the winning bidder of AWS spectrum licenses covering approximately 97 million people for an aggregate bid price of $1.8 billion. T-Mobile paid the FCC $1.4 billion for the AWS spectrum licenses in the first quarter of 2015, which was in addition to a deposit of $0.4 billion provided to the FCC in 2014. In the second quarter of 2015, T-Mobile received the AWS spectrum licenses.

Debt

The interest rates on the senior reset notes to affiliates are adjusted at the reset dates to rates defined in the applicable supplemental indenture.  In April 2015, the interest rate on the $1.3 billion of senior reset notes to affiliates due 2019 was adjusted from 5.578% to 6.288% and the interest rate on the $1.3 billion of senior reset notes to affiliates due 2020 was adjusted from 5.656% to 6.366%.

Note 3 – Equipment Installment Plan Receivables

T-Mobile offers certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an Equipment Installment Plan (“EIP”).

The following table summarizes the EIP receivables:

(in millions)	June 30, 2015	December 31, 2014
EIP receivables, gross	$5,555	$5,138
Unamortized imputed discount	(329)	(332)
EIP receivables, net of unamortized imputed discount	5,226	4,806
Allowance for credit losses	(112)	(116)
EIP receivables, net	$5,114	$4,690

Classified on the balance sheet as:
Equipment installment plan receivables, net	$3,503	$3,062
Equipment installment plan receivables due after one year, net	1,611	1,628
EIP receivables, net	$5,114	$4,690

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

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	June 30, 2015			December 31, 2014
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$2,742	$2,491	$5,233	$2,639	$2,213	$4,852
Billed – Current	110	105	215	104	95	199
Billed – Past Due	42	65	107	35	52	87
EIP receivables, gross	$2,894	$2,661	$5,555	$2,778	$2,360	$5,138

Activity in the unamortized imputed discount and allowance for credit losses balances for the EIP receivables was as follows:

(in millions)	June 30, 2015
Imputed discount and allowance for credit losses, beginning of period	$448
Bad debt expense	155
Write-offs, net of recoveries	(159)
Change in imputed discount on short-term and long-term EIP receivables	(3)
Imputed discount and allowance for credit losses, end of period	$441

Imputed discount and allowance for credit losses includes the long-term portion of imputed discount of $57 million and $61 million as of June 30, 2015 and December 31, 2014, respectively. The EIP receivables had weighted average effective imputed interest rates of 9.1% and 9.7% as of June 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the impacts to the condensed consolidated balance sheets:

(in millions)	June 30, 2015	December 31, 2014
Derecognized net receivables	$795	$768
Net cash proceeds since inception	599	610
Other current assets	220	204
Accounts payable and accrued liabilities	18	13
Other current liabilities	64	55

Net expenses resulting from the sales of receivables are recognized in selling, general and administrative expense. Prior to the sales of receivables, T-Mobile recognizes impairment charges, rather than bad debt expense, to reduce the receivables to fair value for estimated losses resulting from uncollectible balances. Net expenses also include any resulting gains or losses from the sales of receivables, unrealized gains and losses related to the deferred purchase price, and factoring fees. For the three months ended June 30, 2015 and 2014, T-Mobile recognized net expenses of $48 million and $59 million, respectively. For the six months ended June 30, 2015 and 2014, T-Mobile recognized net expenses of $113 million and $86 million, respectively.

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

In addition, T-Mobile has continuing involvement related to the sold receivables as it may be responsible for absorbing additional credit losses pursuant to the agreement. The Company’s maximum exposure to loss related to the involvement with the Factoring VIE was $499 million as of June 30, 2015. The maximum exposure to loss, which is required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the contractual proceeds withheld by the Factoring VIE and would also be required to repurchase the maximum amount of receivables pursuant to the agreement without consideration for any recovery.  As T-Mobile believes the probability of these circumstances occurring is very remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

Note 5 – Fair Value Measurements

Long-term Debt

The fair value of the Company’s long-term debt to third parties was determined based on quoted market prices in active markets, and therefore was classified as Level 1 in the fair value hierarchy. The fair value of the Company’s long-term debt to affiliates was determined based on a discounted cash flow approach which considers the future cash flows discounted at current rates. The approach includes an estimate for the stand-alone credit risk of T-Mobile. The Company’s long-term debt to affiliates was classified as Level 2 in the fair value hierarchy.

The carrying amounts and fair values of the Company’s long-term debt were as follows:

	June 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt to third parties principal, excluding capital leases	$15,600	$16,266	$15,600	$16,034
Long-term debt to affiliates	5,600	6,013	5,600	5,780

Although the Company has determined the estimated fair value using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the long-term debt. The fair value estimates were based on information available as of June 30, 2015 and December 31, 2014. As such, the Company’s estimates are not necessarily indicative of the amount the Company could realize in a current market exchange.

Note 6 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2015	2014	2015	2014
Net income	$361	$391	$298	$240
Dividends on preferred stock	(14)	—	(28)	—
Net income attributable to common stockholders	$347	$391	$270	$240

Weighted average shares outstanding - basic	811,605,031	803,923,913	810,113,564	803,226,194
Dilutive effect of outstanding stock options and unvested stock awards	9,517,506	9,632,224	9,434,975	9,676,941
Weighted average shares outstanding - diluted	821,122,537	813,556,137	819,548,539	812,903,135

Earnings per share - basic	$0.43	$0.49	$0.33	$0.30
Earnings per share - diluted	$0.42	$0.48	$0.33	$0.30

Potentially dilutive securities were not included in the computation of diluted earnings per share for certain periods if to do so would have been antidilutive.  Potentially dilutive outstanding stock options were 1 million and 2 million as of June 30, 2015 and 2014, respectively.  Potentially dilutive unvested stock awards were not significant as of June 30, 2015 and 2014, respectively. Unvested performance stock units were based on the number of shares ultimately expected to vest based on T-Mobile’s business performance against the specified performance goal. Potentially dilutive common stock equivalents related to the mandatory convertible preferred stock were 32 million as of June 30, 2015.  There was no mandatory convertible preferred stock outstanding as of June 30, 2014.

Note 7 – Commitments and Contingencies

Commitments

Guarantee Liabilities

T-Mobile offers a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device.  For customers who enroll in the device trade-in program, the Company defers the portion of equipment revenues which represents the estimated value of the specified-price trade-in right guarantee.  When customers upgrade their devices, the difference between the trade-in credit to the customer and the fair value of the returned devices is recorded against the guarantee liabilities.  Guarantee liabilities included in other current liabilities were $265 million and $286 million as of June 30, 2015 and December 31, 2014, respectively.  The estimated EIP receivable balance if all enrolled handset upgrade program customers were to claim their benefit, not including any trade-in value of the required used handset, was $3.0 billion as of June 30, 2015. This is not an indication of the Company’s expected loss exposure as it does not consider the expected fair value of the used handset, which is required to be in good working condition at trade-in, nor does it consider the probability and timing of trade-in.

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

Note 8 – Additional Financial Information

Network Decommissioning Costs

Prior to the closing of the business combination with MetroPCS Communications, Inc. (“MetroPCS”), T-Mobile developed integration plans which included the decommissioning of the MetroPCS Code Division Multiple Access (“CDMA”) network and certain other redundant network cell sites. In 2014, T-Mobile began decommissioning the MetroPCS CDMA network and redundant network cell sites. Network decommissioning costs primarily relate to the acceleration of lease costs for decommissioned cell sites for which T-Mobile has ceased use and will no longer receive any economic benefit. Accrued liabilities for network decommissioning costs will be relieved as cash payments are made over the remaining lease terms through 2028. In addition, network decommissioning costs include the write off of certain items related to certain cell sites, which consist of prepaid rent expense, favorable leases, construction in progress, unfavorable leases and deferred rent expense. For the three and six months ended June 30, 2015, T-Mobile recognized network decommissioning costs, including effects of certain items, of $34 million and $162 million, respectively. T-Mobile intends to decommission certain cell sites and incur additional network decommissioning costs in the range of $350 million to $450 million, with substantially all the costs expected to be recognized through the rest of 2015.

Activities in liabilities for network decommissioning costs were as follows:

(in millions)	June 30, 2015
Balances, beginning of period	$239
Network decommissioning costs, excluding effects of certain items	153
Cash payments	(78)
Balances, end of period	$314

Classified on the balance sheet as:
Accounts payable and accrued liabilities	$90
Other long-term liabilities	224
Network decommissioning liabilities	$314

In addition, for the six months ended June 30, 2015, T-Mobile settled asset retirement obligations of $66 million, in connection with the decommissioning of certain cell sites.

Income Taxes

Income tax expense was $2 million and $286 million for the three months ended June 30, 2015 and 2014, respectively. Income tax benefit was $39 million for the six months ended June 30, 2015 and income tax expense was $184 million for the six months ended June 30, 2014. The effective income tax rate was 0.6% and 42.2% for the three months ended June 30, 2015 and 2014, respectively, and (15.1)% and 43.4% for the six months ended June 30, 2015 and 2014, respectively. The decreases in the effective income tax rate were primarily due to the impact of income tax benefits for discrete items recognized in 2015, including recent changes in state and local income tax laws and the recognition of certain federal tax credits, partially offset by increases in the effective tax rate due to changes in net unrecognized tax benefits associated with state and local income tax items.

Supplemental Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flows information:

	Six Months Ended June 30,
(in millions)	2015	2014
Interest and income tax payments:
Interest payments, net of amounts capitalized	$621	$639
Income tax payments	33	23
Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities for purchases of property and equipment	(173)	56
Issuance of short-term debt for financing of property and equipment purchases	500	255
Assets acquired under capital lease obligations	190	63

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

Presented below is the condensed consolidating financial information as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, respectively.

Condensed Consolidating Balance Sheet Information
June 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$393	$870	$1,316	$63	$—	$2,642
Accounts receivable, net	—	—	1,787	40	—	1,827
Equipment installment plan receivables, net	—	—	3,503	—	—	3,503
Accounts receivable from affiliates	—	—	52	—	—	52
Inventories	—	—	1,135	—	—	1,135
Deferred tax assets, net	—	—	1,479	—	—	1,479
Other current assets	—	—	780	239	—	1,019
Total current assets	393	870	10,052	342	—	11,657
Property and equipment, net (1)	—	—	16,415	495	—	16,910
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	24,272	—	—	24,272
Other intangible assets, net	—	—	735	—	—	735
Investments in subsidiaries, net	15,725	31,193	—	—	(46,918)	—
Intercompany receivables	—	5,866	—	—	(5,866)	—
Equipment installment plan receivables due after one year, net	—	—	1,611	—	—	1,611
Other assets	2	16	293	149	(140)	320
Total assets	$16,120	$37,945	$55,061	$986	$(52,924)	$57,188
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$351	$6,198	$96	$—	$6,645
Current payables to affiliates	—	59	42	—	—	101
Short-term debt	—	315	71	—	—	386
Deferred revenue	—	—	574	—	—	574
Other current liabilities	—	—	494	64	—	558
Total current liabilities	—	725	7,379	160	—	8,264
Long-term debt	—	15,868	518	—	—	16,386
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Long-term financial obligation (1)	—	—	272	2,254	—	2,526
Deferred tax liabilities	—	—	5,446	—	(140)	5,306
Deferred rents	—	—	2,411	—	—	2,411
Negative carrying value of subsidiaries, net	—	—	785	—	(785)	—
Intercompany payables	67	—	5,725	74	(5,866)	—
Other long-term liabilities	—	27	615	—	—	642
Total long-term liabilities	67	21,495	15,772	2,328	(6,791)	32,871
Total stockholders' equity	16,053	15,725	31,910	(1,502)	(46,133)	16,053
Total liabilities and stockholders' equity	$16,120	$37,945	$55,061	$986	$(52,924)	$57,188

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

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended June 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$5,879	$410	$(145)	$6,144
Equipment revenues	—	—	2,034	—	(119)	1,915
Other revenues	—	—	82	42	(4)	120
Total revenues	—	—	7,995	452	(268)	8,179
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,391	6	—	1,397
Cost of equipment sales	—	—	2,587	193	(119)	2,661
Selling, general and administrative	—	—	2,406	181	(149)	2,438
Depreciation and amortization	—	—	1,054	21	—	1,075
Cost of MetroPCS business combination	—	—	34	—	—	34
Gains on disposal of spectrum licenses	—	—	(23)	—	—	(23)
Total operating expenses	—	—	7,449	401	(268)	7,582
Operating income	—	—	546	51	—	597
Other income (expense)
Interest expense to affiliates	—	(92)	—	—	—	(92)
Interest expense	—	(201)	(9)	(47)	—	(257)
Interest income	—	—	114	—	—	114
Other income (expense), net	—	—	1	—	—	1
Total other income (expense), net	—	(293)	106	(47)	—	(234)
Income (loss) before income taxes	—	(293)	652	4	—	363
Income tax expense (benefit)	—	—	(1)	3	—	2
Earnings (loss) of subsidiaries	361	654	(13)	—	(1,002)	—
Net income	361	361	640	1	(1,002)	361
Dividends on preferred stock	(14)	—	—	—	—	(14)
Net income attributable to common stockholders	$347	$361	$640	$1	$(1,002)	$347
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Total comprehensive income	$361	$361	$640	$1	$(1,002)	$361

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended June 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$5,259	$323	$(98)	$5,484
Equipment revenues	—	—	1,768	—	(168)	1,600
Other revenues	—	—	70	34	(3)	101
Total revenues	—	—	7,097	357	(269)	7,185
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,447	6	—	1,453
Cost of equipment sales	—	—	2,188	207	(180)	2,215
Selling, general and administrative	—	—	2,116	124	(89)	2,151
Depreciation and amortization	—	—	1,108	21	—	1,129
Cost of MetroPCS business combination	—	—	22	—	—	22
Gains on disposal of spectrum licenses	—	—	(747)	—	—	(747)
Total operating expenses	—	—	6,134	358	(269)	6,223
Operating income (loss)	—	—	963	(1)	—	962
Other income (expense)
Interest expense to affiliates	—	(85)	—	—	—	(85)
Interest expense	—	(212)	(15)	(44)	—	(271)
Interest income	—	—	83	—	—	83
Other income (expense), net	—	(14)	2	—	—	(12)
Total other income (expense), net	—	(311)	70	(44)	—	(285)
Income (loss) before income taxes	—	(311)	1,033	(45)	—	677
Income tax expense (benefit)	—	—	306	(20)	—	286
Earnings (loss) of subsidiaries	391	702	(12)	—	(1,081)	—
Net income (loss)	$391	$391	$715	$(25)	$(1,081)	$391
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Total comprehensive income (loss)	$391	$391	$715	$(25)	$(1,081)	$391

Condensed Consolidating Statement of Comprehensive Income Information
Six Months Ended June 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$11,441	$799	$(277)	$11,963
Equipment revenues	—	—	3,961	—	(195)	3,766
Other revenues	—	—	151	84	(7)	228
Total revenues	—	—	15,553	883	(479)	15,957
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	2,780	12	—	2,792
Cost of equipment sales	—	—	5,192	343	(195)	5,340
Selling, general and administrative	—	—	4,746	348	(284)	4,810
Depreciation and amortization	—	—	2,119	43	—	2,162
Cost of MetroPCS business combination	—	—	162	—	—	162
Gains on disposal of spectrum licenses	—	—	(23)	—	—	(23)
Total operating expenses	—	—	14,976	746	(479)	15,243
Operating income	—	—	577	137	—	714
Other income (expense)
Interest expense to affiliates	—	(156)	—	—	—	(156)
Interest expense	—	(401)	(23)	(94)	—	(518)
Interest income	—	—	226	—	—	226
Other income (expense), net	—	(8)	1	—	—	(7)
Total other income (expense), net	—	(565)	204	(94)	—	(455)
Income (loss) before income taxes	—	(565)	781	43	—	259
Income tax expense (benefit)	—	—	(49)	10	—	(39)
Earnings (loss) of subsidiaries	298	863	(25)	—	(1,136)	—
Net income	298	298	805	33	(1,136)	298
Dividends on preferred stock	(28)	—	—	—	—	(28)
Net income attributable to common stockholders	$270	$298	$805	$33	$(1,136)	$270
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Total comprehensive income	$298	$298	$805	$33	$(1,136)	$298

Condensed Consolidating Statement of Comprehensive Income Information
Six Months Ended June 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$10,409	$588	$(176)	$10,821
Equipment revenues	—	—	3,365	—	(317)	3,048
Other revenues	—	—	128	68	(5)	191
Total revenues	—	—	13,902	656	(498)	14,060
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	2,907	10	—	2,917
Cost of equipment sales	—	—	4,501	345	(345)	4,501
Selling, general and administrative	—	—	4,176	224	(153)	4,247
Depreciation and amortization	—	—	2,143	41	—	2,184
Cost of MetroPCS business combination	—	—	34	—	—	34
Gains on disposal of spectrum licenses	—	—	(757)	—	—	(757)
Total operating expenses	—	—	13,004	620	(498)	13,126
Operating income	—	—	898	36	—	934
Other income (expense)
Interest expense to affiliates	—	(103)	—	—	—	(103)
Interest expense	—	(426)	(33)	(88)	—	(547)
Interest income	—	—	158	—	—	158
Other income (expense), net	—	(22)	4	—	—	(18)
Total other income (expense), net	—	(551)	129	(88)	—	(510)
Income (loss) before income taxes	—	(551)	1,027	(52)	—	424
Income tax expense (benefit)	—	—	206	(22)	—	184
Earnings (loss) of subsidiaries	240	791	(27)	—	(1,004)	—
Net income (loss)	$240	$240	$794	$(30)	$(1,004)	$240
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(3)	(3)	(3)	—	6	(3)
Total comprehensive income (loss)	$237	$237	$791	$(30)	$(998)	$237

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(4)	$(3,281)	$4,966	$74	$(105)	$1,650

Investing activities
Purchases of property and equipment	—	—	(2,173)	—	—	(2,173)
Purchases of spectrum licenses and other intangible assets	—	—	(1,844)	—	—	(1,844)
Investment in subsidiaries	(1,905)	—	—	—	1,905	—
Other, net	—	—	(12)	—	—	(12)
Net cash used in investing activities	(1,905)	—	(4,029)	—	1,905	(4,029)

Financing activities
Proceeds from capital contribution	—	1,905	—	—	(1,905)	—
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(248)	—	—	(248)
Intercompany dividend paid	—	—	—	(105)	105	—
Other, net	24	—	(70)	—	—	(46)
Net cash provided by (used in) financing activities	24	1,905	(318)	(105)	(1,800)	(294)

Change in cash and cash equivalents	(1,885)	(1,376)	619	(31)	—	(2,673)

Cash and cash equivalents
Beginning of period	2,278	2,246	697	94	—	5,315
End of period	$393	$870	$1,316	$63	$—	$2,642

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$5	$(2,898)	$4,567	$55	$—	$1,729

Investing activities
Purchases of property and equipment	—	—	(1,887)	—	—	(1,887)
Purchases of spectrum licenses and other intangible assets	—	—	(2,367)	—	—	(2,367)
Investments in subsidiaries	(1,700)	—	—	—	1,700	—
Other, net	—	—	(21)	—	—	(21)
Net cash used in investing activities	(1,700)	—	(4,275)	—	1,700	(4,275)

Financing activities
Proceeds from capital contribution	—	1,700	—	—	(1,700)	—
Repayments of short-term debt for purchases of property and equipment	—	—	(231)	—	—	(231)
Other, net	23	—	(57)	—	—	(34)
Net cash provided by (used in) financing activities	23	1,700	(288)	—	(1,700)	(265)

Change in cash and cash equivalents	(1,672)	(1,198)	4	55	—	(2,811)

Cash and cash equivalents
Beginning of period	2,960	2,698	57	176	—	5,891
End of period	$1,288	$1,500	$61	$231	$—	$3,080

Note 10 – Subsequent Events

Spectrum License Transactions

In July 2015, T-Mobile entered into an agreement with Verizon Communications Inc. (“Verizon”) for the acquisition of AWS and Personal Communications Service (“PCS”) spectrum licenses for the exchange of certain AWS and PCS spectrum licenses. In the third quarter of 2015, spectrum licenses with a carrying value of $173 million will be transferred to held for sale and included in other current assets pending regulatory approval and subsequent closing of the transaction. Non-cash gains are expected to be recognized upon closing of the transaction, which is expected to occur in the fourth quarter of 2015.  The transactions are subject to regulatory approval and other customary closing conditions.

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

Investors and others should note that we announce material financial and operational information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts.  T-Mobile intends to also use the @TMobileIR Twitter account (https://twitter.com/TMobileIR) and the @JohnLegere Twitter (https://twitter.com/JohnLegere) and Periscope accounts, which Mr. Legere also uses as means for personal communications and observations, as means of disclosing information about the Company, its services and other matters and for complying with its disclosure obligations under Regulation FD.  The information we post through these social media channels may be deemed material.  Accordingly, investors should monitor these social media channels in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.  The social media channels that T-Mobile intends to use as a means of disclosing the information described above may be updated from time to time as listed on the Company’s investor relations website.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements included in Part I, Item

1 of this Form 10-Q and audited Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K for the year ended December 31, 2014. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year.

Business Overview

We are the Un-carrier. Un-satisfied with the status quo. Un-afraid to innovate. T-Mobile provides wireless communications services, including voice, messaging and data, to approximately 59 million customers in the postpaid, prepaid, and wholesale markets. The Un-carrier proposition is an approach that seeks to listen to the customer, address their pain points, bring innovation to the industry, and improve the wireless experience for all. In practice, this means offering customers a great service on a nationwide 4G Long-Term Evolution (“LTE”) network, devices when and how they want them, and plans that are simple, affordable and without unnecessary restrictions. Going forward, we will continue to listen and respond to our customers, refine and improve the Un-carrier proposition, and deliver the best value experience in the industry.

Our Un-carrier proposition is first and foremost about the customer. We continue to aggressively address customer pain points with the launch of the different phases of our Un-carrier proposition. In 2015, we announced Un-carrier Amped!, a series of updates to some of our popular Un-carrier phases. Below is a summary of new phases and updates to our Un-carrier proposition:

•
Data StashTM – In December 2014, we introduced phase 8.0, giving customers the ability to roll their unused high-speed data automatically each month into a personal Data Stash so they can use it when they need it for up to a year as long as the customer remains on an eligible rate plan. Beginning in 2015, we provide a one-time Free Data Stash to start with of 10GB of LTE data, which will expire at the end of 2015, to postpaid Simple ChoiceTM or prepaid customers who have purchased additional qualified LTE data plans. Once the 10GB of LTE data is used, Data Stash will be automatically available at no extra charge. T-Mobile recognizes service revenues for Data Stash plans when such services are delivered and the data is consumed, or at time of forfeiture or expiration.  Revenues relating to unused data that is carried over to the following month are deferred and valued based on their relative standalone selling price.

•
Un-carrier for BusinessTM – In March 2015, we introduced phase 9.0, a set of simple, transparent, and affordable rate plans that provide all Simple Choice postpaid business customers with unlimited talk and text, and up to 1GB of LTE data. Additional data can either be purchased on a per line or pooled basis. We are also partnering with GoDaddy and Microsoft to provide a valuable array of mobile business tools free of charge, as well as extending a benefit to families by counting a company-paid line as the first line on a Simple Choice family account.

•
Un-contractTM and Carrier FreedomTM – In March 2015, in addition to phase 9.0 - Un-carrier for Business, we unveiled two major initiatives for consumers. The Un-contract initiative is a guarantee to all branded postpaid Simple Choice customers that their rates will never increase as long as they remain a customer, even for those on promotional plans. Unlimited LTE rate plans are guaranteed for a minimum of two years. With the Carrier Freedom initiative, we will pay off outstanding device payments of up to $650 when customers switch to T-Mobile and trade in their current phone.

•
JUMP! On DemandTM – In June 2015, we updated Un-carrier 2.0 JUMP! by introducing JUMP! On Demand. With JUMP! On Demand, a low monthly payment covers the cost of leasing a new device and gives customers the freedom to swap it for a new one with no extra fee up to three times in twelve months. At lease inception, devices are transferred from inventory to property and equipment. Devices are then depreciated to their estimated residual value and revenues associated with the leased devices are recognized over the term of the lease. In the second quarter of 2015, there were no significant impacts to the consolidated financial statements as a result of JUMP! On Demand.

•
Mobile without Borders – In July 2015, we updated Un-carrier 1.0 Simple Choice by extending coverage and calling across the U.S., Mexico and Canada for all Simple Choice customers at no extra charge. The upgrade makes Simple Choice the first and only wireless plan to span the entire North America continent.

•
10GB for All – In July 2015, we updated our Family Plan program to enable every family plan customer to get 10GB of LTE data at an attractive rate. Plans start at $100 per month for two lines each with 10GB of LTE data and each additional line with 10GB of LTE data for $20 per month. For a limited time, customers can get the fourth line free with no expiration date.

•
Amping Music Freedom and iPhone® – In July 2015, we updated Un-carrier 6.0 Music Freedom by adding Apple® Music to our list of services that stream free on T-Mobile.  In addition, every customer who gets a new iPhone 6 with JUMP! On Demand this summer can lock in the promotional price of $15 per month and simply swap it for the next comparable iPhone, if they upgrade before the end of the year.  Lastly, all customers who get a new iPhone 6 with JUMP! On Demand will have exclusive priority access among our customers to the next iPhone.

Financial Highlights

Net income improved to $298 million for the six months ended June 30, 2015, compared to $240 million for the same period in 2014. Our primary financial focus is on growing Adjusted EBITDA, which we expect to continue to improve in 2015. Adjusted EBITDA increased to $3.2 billion for the six months ended June 30, 2015, compared to $2.5 billion for the same period in 2014. Net income and Adjusted EBITDA growth is primarily driven by increasing revenues. We generate revenues by offering affordable wireless communication services to our postpaid, prepaid and wholesale customers, as well as through sales and leasing of a wide selection of wireless devices and accessories. Total revenues increased to $16.0 billion for the six months ended June 30, 2015, compared to $14.1 billion for the same period in 2014.

We generate the majority of our service revenues by providing wireless communication services to branded postpaid customers. Our ability to acquire and retain branded postpaid customers is important to our business in the generation of revenues. Services revenues from branded postpaid customers increased to $7.8 billion for the six months ended June 30, 2015, compared to $7.0 billion for the same period in 2014. In addition, we have continued to focus on retaining customers through churn reduction initiatives to improve customer experience. Branded postpaid phone churn improved to 1.31% for the six months ended June 30, 2015, compared to 1.47% for the same period in 2014. The improvements in branded postpaid net customer additions and phone churn reflects ongoing improvements in our network, customer service and the overall value of our offerings in the marketplace, resulting in increased customer satisfaction and loyalty. In 2015, we expect further growth in our branded postpaid net customer additions as we continue to offer competitive pricing and improve our network and customer experience.

We have also increased our service revenues from branded prepaid customers through the success of the MetroPCS brand and promotional activities. In addition, we experienced increases in equipment revenues from significant growth in the number of devices sold on higher gross customer additions and upgrade volumes, including JUMP! redemptions.

Our most significant expenses are related to acquiring and retaining high-quality customers, compensating employees, and operating and expanding our network. In 2015, we expect operating expenses will continue to increase to support our strong customer growth. Operating expenses were $15.2 billion for the six months ended June 30, 2015, compared to $13.1 billion for the same period in 2014. Growth in the number of devices sold resulted in higher cost of equipment sales and employee-related costs, such as commissions. In addition, employee-related costs were higher as a result of increases in the number of retail and customer support employees to support our growing customer base. We also aggressively increased promotional activities to attract new and retain existing customers in the first half of 2015. We have incurred expenses as part of the network modernization due to increased depreciation expense related to the build out of our LTE network and costs related to decommissioning the MetroPCS CDMA network and certain other redundant cell sites.

Liquidity and Capital Resources Highlights

The success of our Un-carrier proposition and continued modernization of our network has further repositioned T-Mobile to provide customers with an exceptional customer experience, which requires substantial investment in our business. Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. We may seek additional sources of liquidity through the issuance of long-term debt and stock, the sale of certain EIP receivables, and by entering into capital lease agreements for network equipment and financing arrangements of vendor payables which effectively extend payment terms.

We have substantially completed the process of upgrading our network to LTE, which provides our customers with the fastest nationwide LTE services. Our LTE network now covers 290 million people and we are targeting to cover 300 million people with LTE by the end of 2015. In addition, we are currently in the process of building out our network to utilize our 700 MHz A-Block spectrum licenses. Cash capital expenditures for property and equipment, which are primarily related to our network modernization, were $2.2 billion for the six months ended June 30, 2015, compared to $1.9 billion for the same period in 2014. We expect cash capital expenditures for property and equipment to be in the range of $4.4 billion to $4.7 billion in 2015.

We provide mobile communication services using spectrum licenses, consisting of 700 MHz A-Block, AWS and PCS licenses. In January 2015, the FCC announced T-Mobile was the winning bidder of AWS spectrum licenses covering approximately 97 million people for an aggregate bid price of $1.8 billion. We received the AWS spectrum licenses in the second quarter of 2015. This transaction is expected to further enhance our portfolio of U.S. nationwide broadband spectrum. See Note 2 – Significant Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. We intend to continue to opportunistically acquire spectrum licenses in private party transactions and future government auctions to further enhance our portfolio of U.S. nationwide broadband spectrum and enable the expansion of LTE coverage to new markets.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and “Performance Measures” for a description of performance measures, such as Adjusted EBITDA and churn.

Results of Operations

Set forth below is a summary of consolidated results:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Revenues
Branded postpaid revenues	$4,075	$3,511	16%	$7,849	$6,958	13%
Branded prepaid revenues	1,861	1,736	7%	3,703	3,384	9%
Wholesale revenues	164	172	(5)%	322	346	(7)%
Roaming and other service revenues	44	65	(32)%	89	133	(33)%
Total service revenues	6,144	5,484	12%	11,963	10,821	11%
Equipment revenues	1,915	1,600	20%	3,766	3,048	24%
Other revenues	120	101	19%	228	191	19%
Total revenues	8,179	7,185	14%	15,957	14,060	13%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,397	1,453	(4)%	2,792	2,917	(4)%
Cost of equipment sales	2,661	2,215	20%	5,340	4,501	19%
Selling, general and administrative	2,438	2,151	13%	4,810	4,247	13%
Depreciation and amortization	1,075	1,129	(5)%	2,162	2,184	(1)%
Cost of MetroPCS business combination	34	22	55%	162	34	NM
Gains on disposal of spectrum licenses	(23)	(747)	(97)%	(23)	(757)	(97)%
Total operating expenses	7,582	6,223	22%	15,243	13,126	16%
Operating income	597	962	(38)%	714	934	(24)%
Other income (expense)
Interest expense to affiliates	(92)	(85)	8%	(156)	(103)	51%
Interest expense	(257)	(271)	(5)%	(518)	(547)	(5)%
Interest income	114	83	37%	226	158	43%
Other income (expense), net	1	(12)	NM	(7)	(18)	(61)%
Total other expense, net	(234)	(285)	(18)%	(455)	(510)	(11)%
Income before income taxes	363	677	(46)%	259	424	(39)%
Income tax expense (benefit)	2	286	(99)%	(39)	184	NM
Net income	$361	$391	(8)%	$298	$240	24%
NM – Not Meaningful

Revenues

Branded postpaid revenues increased $564 million, or 16%, for the three months ended and $891 million, or 13%, for the six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to growth in the number of average branded postpaid phone and mobile broadband customers driven by strong customer response to our Un-carrier initiatives and attractive family rate plan promotions. Additional increases resulted from customer adoption of upgrade and insurance programs, and an increase in regulatory program revenues. The increase for the six months ended June 30, 2015 was partially offset by a reduction of branded postpaid revenues from the non-cash net revenue deferral for the Free 10GB Data Stash, which is expected to fully reverse itself during 2015, and from the revenue deferral for customers who have fully utilized their Free 10GB Data Stash and are now able to Stash any unused purchased LTE data for up to a year. Excluding the 2015 impact from Data Stash, branded postpaid revenues increased 14% for the six months ended June 30, 2015, compared to the same period in 2014.

Branded prepaid revenues increased $125 million, or 7%, for the three months ended and $319 million, or 9%, for the six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to growth in the number of average branded prepaid customers driven by the success of our MetroPCS brand and promotional activities.

Roaming and other service revenues decreased $21 million, or 32%, for the three months ended and $44 million, or 33%, for the six months ended June 30, 2015, compared to the same periods in 2014. The decreases were primarily attributable to lower international roaming revenues driven by changes in contractual arrangements with certain roaming partners.

Equipment revenues increased $315 million, or 20%, for the three months ended and $718 million, or 24%, for the six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to growth in the number of devices sold driven by higher branded gross customer additions, and higher device upgrade volumes, including JUMP! redemptions. The unit volume of device sales increased 19% and 18% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

We financed $1.7 billion of equipment revenues through EIP for the three months ended June 30, 2015, an increase from $1.3 billion for the same period in 2014, resulting from growth in devices financed through EIP. Additionally, EIP billings were $1.4 billion for the three months ended June 30, 2015, compared to $810 million for the same period in 2014. During the six months ended June 30, 2015, we financed $3.2 billion of equipment revenues through equipment installment plans, an increase from $2.6 billion for the same period in 2014. Additionally, EIP billings were $2.7 billion for the six months ended June 30, 2015, compared to $1.5 billion for the same period in 2014.

Operating Expenses

•
Cost of services consists primarily of costs directly attributable to providing wireless service through the operation of our network, including direct switch and cell site costs, such as rent, network access and transport costs, utilities, maintenance, associated labor costs, long distance costs, regulatory program costs, roaming fees paid to other carriers and data content costs.

•
Cost of equipment sales consists primarily of costs of devices and accessories sold to customers and dealers, device costs to fulfill insurance and warranty claims, write-downs of inventory related to shrinkage and obsolescence, and shipping and handling costs.

•
Selling, general and administrative consists of costs not directly attributable to providing wireless service for the operation of sales, customer care and corporate activities. These include commissions paid to dealers and retail employees for activations and upgrades, labor and facilities costs associated with retail sales force and administrative space, marketing and promotional costs, customer support and billing, bad debt expense and administrative support activities.

Cost of services decreased $56 million, or 4%, for the three months ended and $125 million, or 4%, for the six months ended June 30, 2015, compared to the same periods in 2014. The decrease included lower lease expense associated with spectrum license lease agreements in 2014. Additionally, synergies realized from the decommissioning of the MetroPCS CDMA network and a reduction in certain regulatory program costs contributed to the decrease for the six months ended June 30, 2015.

Cost of equipment sales increased $446 million, or 20%, for the three months ended and $839 million, or 19%, for the six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to growth in the number of devices sold driven by higher branded gross customer additions and higher device upgrade volumes, including

JUMP! redemptions. The unit volume of device sales increased 19% and 18% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

Selling, general and administrative increased $287 million, or 13%, for the three months ended and $563 million, or 13%, for the six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to higher employee-related costs as a result of increases in the number of retail, administrative and customer support employees to support the growing customer base, higher promotional costs and higher commissions.

Depreciation and amortization decreased $54 million, or 5%, for the three months ended and $22 million, or 1%, for the six months ended June 30, 2015, compared to the same periods in 2014. The decreases were primarily attributable to accelerated depreciation in 2014 related to our modernization of the network, offset in part by the build-out of our LTE network, which increased the depreciable asset base.

Cost of MetroPCS business combination of $34 million and $162 million for the three and six months ended June 30, 2015, respectively, reflects network decommissioning costs associated with the business combination. In 2014, we began decommissioning the MetroPCS CDMA network and certain other redundant network cell sites. Network decommissioning costs, which are excluded from Adjusted EBITDA, primarily relate to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites. We intend to decommission certain cell sites and incur additional network decommissioning costs in the range of $350 million to $450 million, with substantially all the costs expected to be recognized through the rest of 2015. See Note 8 – Additional Financial Information of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for more information. Cost of MetroPCS business combination of $22 million and $34 million for the three and six months ended June 30, 2014, respectively, reflects personnel-related costs and professional services costs associated with integration plans related to the business combination.

Gains on disposal of spectrum licenses for the three and six months ended June 30, 2014 primarily consisted of a non-cash gain of $731 million from spectrum license transactions with Verizon recorded in the second quarter of 2014.

Other Income (Expense)

Interest expense to affiliates increased $7 million, or 8%, for the three months ended and $53 million, or 51%, for the six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to changes in fair value from embedded derivative instruments associated with the senior reset notes issued to Deutsche Telekom, partially offset by interest costs that were capitalized associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses acquired in 2014.

Interest expense decreased $14 million, or 5%, for the three months ended and $29 million, or 5%, for the six months ended June 30, 2015, compared to the same periods in 2014. The decreases were primarily attributable to interest costs that were capitalized for the three and six months ended June 30, 2015 associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses acquired in 2014, partially offset by higher interest expense associated with the senior unsecured notes issued in September 2014.

Interest income increased $31 million, or 37%, for the three months ended and $68 million, or 43%, for the six months ended June 30, 2015, compared to the same periods in 2014. The increases were the result of growth in devices financed through EIP. Interest associated with EIP receivables is imputed at the time of sale and then recognized over the financed installment term. See Note 3 – Equipment Installment Plan Receivables of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

Income Taxes

Income tax expense (benefit) decreased $284 million for the three months ended and $223 million for the six months ended June 30, 2015, compared to the same periods in 2014. The effective tax rate was 0.6% and 42.2% for the three months ended June 30, 2015 and 2014, respectively, and (15.1)% and 43.4% for the six months ended June 30, 2015 and 2014, respectively. The decreases in the effective income tax rate were primarily due to the impact of income tax benefits for discrete items recognized in 2015, including recent changes in state and local income tax laws and the recognition of certain federal tax credits, partially offset by increases in the effective tax rate due to changes in net unrecognized tax benefits associated with state and local income tax items.

Net Income

Net income decreased $30 million, or 8%, for the three months ended and increased $58 million, or 24%, for the six months ended June 30, 2015, compared to the same periods in 2014, as a result of the factors described above.

Guarantor Subsidiaries

Pursuant to the indenture and the supplemental indentures, the long-term debt of T-Mobile USA, Inc. (“Issuer”), excluding capital leases, is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile US, Inc. (“Parent”) and certain of the Issuer’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

The financial condition of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition. Similarly, the results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. As of June 30, 2015 and December 31, 2014, the most significant components of the financial condition of the Non-Guarantor Subsidiaries were property and equipment of $495 million and $537 million, respectively, long-term financial obligations of $2.3 billion and $2.3 billion, respectively, and stockholders’ deficit of $1.5 billion and $1.5 billion, respectively. The most significant components of the results of operations of our Non-Guarantor Subsidiaries for the three and six months ended June 30, 2015 were services revenues of $410 million and $799 million, respectively, offset by costs of equipment sales of $193 million and $343 million, respectively, and selling, general and administrative of $181 million and $348 million, respectively, resulting in net comprehensive income of $1 million and $33 million, respectively. Similarly, for the three and six months ended June 30, 2014, services revenues of $323 million and $588 million, respectively, were offset by costs of equipment sales of $207 million and $345 million, respectively, and selling, general and administrative of $124 million and $224 million, respectively, resulting in a net comprehensive loss of $25 million and $30 million, respectively.

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

Total Customers

A customer is generally defined as a SIM card with a unique T-Mobile identity number which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service, where they generally pay after incurring service, or prepaid service, where they generally pay in advance. Wholesale customers include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operators (“MVNO”) customers that operate on our network, but are managed by wholesale partners.

The following table sets forth the number of ending customers:

(in thousands)	June 30, 2015	June 30, 2014
Customers, end of period
Branded postpaid phone customers	27,595	23,633
Branded postpaid mobile broadband customers	1,723	897
Total branded postpaid customers	29,318	24,530
Branded prepaid customers	16,567	15,639
Total branded customers	45,885	40,169
M2M customers	4,529	4,047
MVNO customers	8,494	6,329
Total wholesale customers	13,023	10,376
Total customers, end of period	58,908	50,545

The following table sets forth the number of net customer additions:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net customer additions (losses)
Branded postpaid phone customers	760	579	1,751	1,835
Branded postpaid mobile broadband customers	248	329	382	396
Total branded postpaid customers	1,008	908	2,133	2,231
Branded prepaid customers	178	102	251	567
Total branded customers	1,186	1,010	2,384	2,798
M2M customers	(33)	225	108	445
MVNO customers	919	235	1,398	618
Total wholesale customers	886	460	1,506	1,063
Total net customer additions	2,072	1,470	3,890	3,861

Net customer additions were 2,072,000 for the three months ended June 30, 2015, compared to 1,470,000 for the same period in 2014. Net customer additions were 3,890,000 for the six months ended June 30, 2015, compared to 3,861,000 for the same period in 2014. At June 30, 2015, we had 58.9 million customers, a 7% increase from the customer total as of December 31, 2014, as a result of growth in the customer categories described below.

Branded Customers

Branded postpaid phone net customer additions were 760,000 for the three months ended June 30, 2015, compared to 579,000 for the same period in 2014. Branded postpaid phone net customer additions were 1,751,000 for the six months ended June 30, 2015, compared to 1,835,000 for the same period in 2014. The increase for the three months ended June 30, 2015 was primarily attributable to higher gross customer additions driven by strong customer response to our Un-carrier initiatives and attractive family rate plan promotions and more qualified branded prepaid customers upgrading to branded postpaid plans. The decrease for the six months ended June 30, 2015 was primarily attributable to lower gross customer additions compared to the same period in 2014, which included the introduction of Un-carrier 4.0 Contract Freedom, partially offset by more qualified branded prepaid customers upgrading to branded postpaid plans due to attractive family rate plan promotions.

Branded postpaid mobile broadband net customer additions were 248,000 for the three months ended June 30, 2015, compared to 329,000 for the same period in 2014. Branded postpaid mobile broadband net customer additions were 382,000 for the six months ended June 30, 2015, compared to 396,000 for the same period in 2014. The decreases were primarily attributable to higher deactivations resulting from the discontinuation of certain promotional pricing for mobile broadband services and ongoing competitive activity in the marketplace. The higher deactivations for the six months ended June 30, 2015 was partially offset by an increase in gross customer additions.

Branded prepaid net customer additions were 178,000 for the three months ended June 30, 2015, compared to 102,000 for the same period in 2014. Branded prepaid net customer additions were 251,000 for the six months ended June 30, 2015, compared to 567,000 for the same period in 2014. The increase for the three months ended June 30, 2015 was primarily attributable to higher gross customer additions driven by promotions for services and devices, partially offset by higher deactivations and more qualified branded prepaid customers upgrading to branded postpaid plans. The decrease for the six months ended June 30, 2015 was primarily attributable to higher deactivations resulting from ongoing competitive activity in the marketplace and more qualified branded prepaid customers upgrading to branded postpaid plans due to attractive family rate plan promotions.

Wholesale

Wholesale net customer additions were 886,000 for the three months ended June 30, 2015, compared to 460,000 for the same period in 2014. Wholesale net customer additions were 1,506,000 for the six months ended June 30, 2015, compared to 1,063,000 for the same period in 2014. The increases were primarily attributable to growth in customers of certain MVNO partnerships, partially offset by higher deactivations resulting from ongoing competitive activity in the marketplace. The increases were offset in part by higher M2M deactivations for the three and six months ended June 30, 2015.

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

	June 30, 2015	June 30, 2014
Branded postpaid customers per account	2.43	2.23

Branded postpaid customers per account were 2.43 as of June 30, 2015, compared to 2.23 as of June 30, 2014. The increase was primarily driven by attractive family rate plan promotions and increased penetration of mobile broadband devices.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Branded postpaid phone churn	1.32%	1.48%	1.31%	1.47%
Branded prepaid churn	4.93%	4.50%	4.78%	4.42%

Branded postpaid phone churn was 1.32% for the three months ended June 30, 2015, a 16 basis point improvement compared to 1.48% for the same period in 2014. Branded postpaid phone churn was 1.31% for the six months ended June 30, 2015, a 16 basis point improvement compared to 1.47% for the same period in 2014. The improvements in branded postpaid phone churn reflects ongoing improvements to network quality, customer service, and the overall value of our offerings in the marketplace, resulting in increased customer satisfaction and loyalty.

Branded prepaid churn was 4.93% for the three months ended June 30, 2015, a 43 basis point increase compared to 4.50% for the same period in 2014. Branded prepaid churn was 4.78% for the six months ended June 30, 2015, a 36 basis point increase compared to 4.42% for the same period in 2014. The increases were primarily attributable to higher deactivations resulting from ongoing competitive activity in the marketplace.

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

The following tables illustrate the calculation of ARPA and ABPA and reconcile these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPA and ABPA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except average number of accounts, ARPA and ABPA)	2015	2014	2015	2014
Calculation of Branded Postpaid ARPA:
Branded postpaid service revenues	$4,075	$3,511	$7,849	$6,958
Divided by: Average number of branded postpaid accounts (in thousands) and number of months in period	11,966	10,928	11,806	10,736
Branded postpaid ARPA	$113.50	$107.11	$110.81	$108.02

Calculation of Branded Postpaid ABPA:
Branded postpaid service revenues	$4,075	$3,511	$7,849	$6,958
Add: EIP billings	1,393	810	2,685	1,467
Total billings for branded postpaid customers	$5,468	$4,321	$10,534	$8,425
Divided by: Average number of branded postpaid accounts (in thousands) and number of months in period	11,966	10,928	11,806	10,736
Branded postpaid ABPA	$152.31	$131.81	$148.72	$130.79

Branded postpaid ARPA increased $6.39, or 6%, for the three months ended and $2.79, or 3%, for the six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to an increasing number of branded postpaid customers per account and an increase in regulatory program revenues, partially offset by the non-cash net revenue deferral for Data Stash and dilution from the continued growth of customers on attractive family rate plan promotions. Excluding the 2014 impact from non-recurring factors including a reduction in certain regulatory program revenues and a revenue adjustment for expected customer refunds on premium SMS content charges and excluding the 2015 non-cash net revenue deferrals for Data Stash, branded postpaid ARPA increased 5% and 3% for the three and six months ended June 30, 2015, compared to the same periods in 2014.

Branded postpaid ABPA increased $20.50, or 16%, for the three months ended and $17.93, or 14%, for the six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to growth in devices financed through EIP and an increase in branded postpaid ARPA, as described above. Excluding the 2014 impact from non-recurring factors including a reduction in certain regulatory program revenues and a revenue adjustment for expected customer refunds on premium SMS content charges and excluding the 2015 non-cash net revenue deferrals for Data Stash, branded postpaid ABPA increased 14% for the three and six months ended June 30, 2015, compared to the same periods in 2014.

The following tables illustrate the calculation of ARPU and ABPU and reconcile these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU and ABPU:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except average number of customers, ARPU and ABPU)	2015	2014	2015	2014
Calculation of Branded Postpaid Phone ARPU:
Branded postpaid service revenues	$4,075	$3,511	$7,849	$6,958
Less: Branded postpaid mobile broadband revenues	(135)	(54)	(244)	(101)
Branded postpaid phone service revenues	$3,940	$3,457	$7,605	$6,857
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	27,250	23,368	26,781	22,908
Branded postpaid phone ARPU	$48.19	$49.32	$47.33	$49.89

Calculation of Branded Postpaid ABPU:
Branded postpaid service revenues	$4,075	$3,511	$7,849	$6,958
Add: EIP billings	1,393	810	2,685	1,467
Total billings for branded postpaid customers	$5,468	$4,321	$10,534	$8,425
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	28,797	24,092	28,257	23,533
Branded postpaid ABPU	$63.29	$59.79	$62.14	$59.67

Calculation of Branded Prepaid ARPU:
Branded prepaid service revenues	$1,861	$1,736	$3,703	$3,384
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	16,396	15,569	16,317	15,395
Branded prepaid ARPU	$37.83	$37.16	$37.82	$36.63

Branded postpaid phone ARPU decreased $1.13, or 2%, for the three months ended and $2.56, or 5%, for the six months ended June 30, 2015, compared to the same periods in 2014. The decreases were primarily due to dilution from the continued growth of customers on attractive family rate plan promotions. To a lesser extent, a reduction of branded postpaid phone revenues from the non-cash net revenue deferral for Data Stash further reduced branded postpaid phone ARPU for the six months ended June 30, 2015. The decreases were offset in part by an increase in regulatory program revenues. Excluding the 2014 impact from non-recurring factors including a reduction in certain regulatory program revenues and a revenue adjustment for expected customer refunds on premium SMS content charges and excluding the 2015 non-cash net revenue deferrals for Data Stash, branded postpaid phone ARPU decreased 4% and 5% for the three and six months ended June 30, 2015, compared to the same periods in 2014.

Branded postpaid ABPU increased $3.50, or 6%, for the three months ended and $2.47, or 4%, for the six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily due to growth in devices financed through EIP, partially offset by lower branded postpaid phone ARPU, as described above. Excluding the 2014 impact from non-recurring factors including a reduction in certain regulatory program revenues and a revenue adjustment for expected customer refunds on premium SMS content charges and excluding the 2015 non-cash net revenue deferrals for Data Stash, branded postpaid ABPU increased 5% for the three and six months ended June 30, 2015, compared to the same periods in 2014.

Branded prepaid ARPU increased $0.67, or 2%, for the three months ended and $1.19 or, 3%, for the six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to an increase in the mix of branded prepaid customers choosing plans with more data, which generate a higher ARPU. To a lesser extent, the increase for the six months ended June 30, 2015 was due to directly providing handset insurance services to MetroPCS customers beginning in April 2014.

Adjusted EBITDA

Adjusted EBITDA represents earnings before interest expense (net of interest income), tax, depreciation, amortization, stock-based compensation and expenses not reflective of T-Mobile’s ongoing operating performance. Adjusted EBITDA margin represents Adjusted EBITDA divided by service revenues.

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitate comparisons with other wireless communications companies. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income, or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net income which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net income	$361	$391	$298	$240
Adjustments:
Interest expense to affiliates	92	85	156	103
Interest expense	257	271	518	547
Interest income	(114)	(83)	(226)	(158)
Other expense (income), net	(1)	12	7	18
Income tax expense (benefit)	2	286	(39)	184
Operating income	597	962	714	934
Depreciation and amortization	1,075	1,129	2,162	2,184
Cost of MetroPCS business combination	34	22	162	34
Stock based compensation	71	63	127	112
Gains on disposal of spectrum licenses (1)	—	(731)	—	(731)
Other, net	40	6	40	6
Adjusted EBITDA	$1,817	$1,451	$3,205	$2,539
Adjusted EBITDA margin	30%	26%	27%	23%

(1)
Gains on disposal of spectrum licenses may not agree to the Condensed Consolidated Statements of Comprehensive Income primarily due to certain routine operating activities, such as insignificant or routine spectrum license exchanges that would be expected to reoccur, and are therefore included in Adjusted EBITDA.

Adjusted EBITDA increased 25% for the three months ended and 26% for the six months ended June 30, 2015, compared to the same periods in 2014. Adjusted EBITDA was positively impacted by increased branded postpaid revenues resulting from strong customer response to our Un-carrier initiatives and attractive family rate plan promotions. Additionally, Adjusted EBITDA benefited from branded prepaid revenue growth from the success of our MetroPCS brand. These increases were partially offset by higher selling, general and administrative expenses. To a lesser extent, a reduction of revenues of $115 million from the non-cash net revenue deferrals for Data Stash negatively impacted Adjusted EBITDA for the six months ended June 30, 2015. Excluding the impact from Data Stash, Adjusted EBITDA increased 31% for the six months ended June 30, 2015, compared to the same period in 2014.

Free Cash Flow

Free Cash Flow represents net cash provided by operating activities less payments for purchases of property and equipment. Free Cash Flow is a non-GAAP financial measure utilized by our management, investors and analysts of T-Mobile’s financial information to evaluate cash available to pay debt and provide further investment in the business. The following table illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Six Months Ended June 30,
(in millions)	2015	2014
Net cash provided by operating activities	$1,650	$1,729
Purchases of property and equipment	(2,173)	(1,887)
Free Cash Flow	$(523)	$(158)

Free Cash Flow decreased $365 million for the six months ended June 30, 2015, compared to the same periods in 2014. The decrease was primarily due to increases in purchases of property and equipment as a result of our network modernization. See Liquidity and Capital Resources for further information regarding net cash provided by operating activities.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. As of June 30, 2015, our cash and cash equivalents were $2.6 billion. We generated net cash provided by operating activities of $1.7 billion for the six months ended June 30, 2015 and 2014, respectively. We expect our principal sources of funding to be sufficient to meet the anticipated liquidity requirements of the Company in the next 12 months and intend to use our current sources of liquidity for general corporate purposes, including capital investments, and enhancing our financial flexibility. We may seek additional sources of liquidity through the issuance of long-term debt and stock, the sale of certain EIP receivables, and by entering into capital lease agreements for network equipment and financing arrangements of vendor payables which effectively extend payment terms. In addition, we have entered into an unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings. We may seek additional sources of liquidity, including in 2015, to continue to opportunistically acquire spectrum licenses in private party transactions and future government auctions. We may also seek to raise additional debt or equity capital to the extent our projections regarding our liquidity requirements change or on an opportunistic basis when there are favorable market conditions.

In January 2015, the FCC announced we were the winning bidder of AWS spectrum licenses covering approximately 97 million people for an aggregate bid price of $1.8 billion. We paid the FCC the remaining $1.4 billion for the AWS spectrum licenses in the first quarter of 2015 with cash on hand. We received the AWS spectrum licenses in the second quarter of 2015.

In 2015, we entered into master lease agreements with certain partners, which provide us with the ability to enter into capital lease agreements for network equipment up to $750 million. In the second quarter of 2015, we entered into capital lease agreements of $190 million.

The indentures governing the long-term debt, excluding capital leases, contain covenants that, among other things, limit our ability to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the indentures and the supplemental indentures relating to the long-term debt. We were in compliance with all restrictive debt covenants as of June 30, 2015.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure.

Property and equipment capital expenditures for the six months ended June 30, 2015 and 2014 primarily relate to our network modernization, including the deployment of LTE and build out of our network to utilize our 700 MHz A-Block spectrum licenses. We expect purchases of property and equipment to be in the range of $4.4 billion to $4.7 billion in 2015. This does not include property and equipment obtained through capital lease agreements or purchases of spectrum licenses.

Cash Flows

The following table summarizes the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(in millions)	2015	2014
Net cash provided by operating activities	$1,650	$1,729
Net cash used in investing activities	(4,029)	(4,275)
Net cash used in financing activities	(294)	(265)

Operating Activities

Cash provided by operating activities was $1.7 billion for the six months ended June 30, 2015 and 2014. Our operating income, exclusive of non-cash items such as depreciation and amortization, increased compared to the prior year. This was primarily a result of increases in branded postpaid and prepaid revenues partially offset by higher selling, general and administrative costs. Net changes in working capital decreased cash provided by operating activities. This was primarily a result of decreases from accounts payable and accrued liabilities due to the timing of vendor payments. This was partially offset by increases from EIP receivables due to the increase in cash collections surpassing the growth of new receivables.

Investing Activities

Cash used in investing activities was $4.0 billion for the six months ended June 30, 2015, compared to $4.3 billion in the same period in 2014. For the six months ended June 30, 2015, cash used in investing activities consisted of purchases of property and equipment of $2.2 billion primarily due to our network modernization and purchases of intangible assets of $1.8 billion primarily due to $1.4 billion of AWS spectrum licenses acquired through the auction conducted by the FCC. For the six months ended June 30, 2014, cash used in investing activities consisted of purchases of intangible assets of $2.4 billion related to the acquisition of 700 MHz A-Block spectrum licenses and purchases of property and equipment of $1.9 billion as a result of our network modernization.

Financing Activities

Cash used in financing activities was $294 million for the six months ended June 30, 2015, compared to $265 million in the same period in 2014. The increase was primarily due to higher net repayments of short-term debt of $17 million and dividends paid on preferred stock.

Off-Balance Sheet Arrangements

In 2014, we entered into a two-year arrangement to sell certain service accounts receivable on a revolving basis as an additional source of liquidity. As of June 30, 2015 and December 31, 2014, T-Mobile derecognized net receivables through the arrangements of $795 million and $768 million, respectively.  See Note 4 – Factoring Arrangement of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2015 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

Deutsche Telekom, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended June 30, 2015, gross revenues of all Deutsche Telekom affiliates generated by roaming and interconnection traffic with Iran were less than $1 million and estimated net profits were less than $1 million.

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits related to such activities recorded from these non-U.S. subsidiaries for the three months ended June 30, 2015 were less than $0.1 million. We understand that Deutsche Telekom intends to continue these activities.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.1*	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015)				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*     Indicates a management contract or compensation plan or arrangement.
**    Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

July 30, 2015	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)