Form 10-Q
period 2015-09-30
T-Mobile US, Inc.
filed 2015-10-27
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Non-accelerated filer     ☐ (Do not check if a smaller reporting company) Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 23, 2015
Common Stock, $0.00001 par value per share	816,037,384

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$2,633	$5,315
Accounts receivable, net of allowances of $101 and $83	1,810	1,865
Equipment installment plan receivables, net	3,397	3,062
Accounts receivable from affiliates	32	76
Inventories	1,236	1,085
Deferred tax assets, net	1,658	988
Other current assets	1,890	1,593
Total current assets	12,656	13,984
Property and equipment, net	18,101	16,245
Goodwill	1,683	1,683
Spectrum licenses	23,646	21,955
Other intangible assets, net	662	870
Equipment installment plan receivables due after one year, net	1,374	1,628
Other assets	351	288
Total assets	$58,473	$56,653
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$7,474	$7,364
Current payables to affiliates	196	231
Short-term debt	114	87
Deferred revenue	649	459
Other current liabilities	410	635
Total current liabilities	8,843	8,776
Long-term debt	16,442	16,273
Long-term debt to affiliates	5,600	5,600
Long-term financial obligation	2,528	2,521
Deferred tax liabilities	5,566	4,873
Deferred rents	2,447	2,331
Other long-term liabilities	795	616
Total long-term liabilities	33,378	32,214
Commitments and contingencies
Stockholders' equity
5.50% Mandatory Convertible Preferred Stock Series A, par value $0.00001 per share, 100,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding; $1,000 and $1,000 aggregate liquidation value	—	—
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 817,406,151 and 808,851,108 shares issued, 816,023,646 and 807,468,603 shares outstanding	—	—
Additional paid-in capital	38,658	38,503
Treasury stock, at cost, 1,382,505 and 1,382,505 shares issued	—	—
Accumulated other comprehensive income (loss)	(1)	1
Accumulated deficit	(22,405)	(22,841)
Total stockholders' equity	16,252	15,663
Total liabilities and stockholders' equity	$58,473	$56,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2015	2014	2015	2014
Revenues
Branded postpaid revenues	$4,197	$3,670	$12,046	$10,628
Branded prepaid revenues	1,894	1,790	5,597	5,174
Wholesale revenues	170	171	492	517
Roaming and other service revenues	41	53	130	186
Total service revenues	6,302	5,684	18,265	16,505
Equipment revenues	1,416	1,561	5,182	4,609
Other revenues	131	105	359	296
Total revenues	7,849	7,350	23,806	21,410
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,378	1,488	4,170	4,405
Cost of equipment sales	1,985	2,308	7,325	6,809
Selling, general and administrative	2,624	2,283	7,434	6,530
Depreciation and amortization	1,157	1,138	3,319	3,322
Cost of MetroPCS business combination	193	97	355	131
Gains on disposal of spectrum licenses	(1)	(13)	(24)	(770)
Total operating expenses	7,336	7,301	22,579	20,427
Operating income	513	49	1,227	983
Other income (expense)
Interest expense to affiliates	(121)	(83)	(277)	(186)
Interest expense	(262)	(260)	(780)	(807)
Interest income	109	97	335	255
Other expense, net	(1)	(14)	(8)	(32)
Total other expense, net	(275)	(260)	(730)	(770)
Income (loss) before income taxes	238	(211)	497	213
Income tax expense (benefit)	100	(117)	61	67
Net income (loss)	138	(94)	436	146
Dividends on preferred stock	(13)	—	(41)	—
Net income (loss) attributable to common stockholders	$125	$(94)	$395	$146
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities, net of tax effect of ($1), $0, ($2) and ($1)	(2)	1	(2)	(2)
Other comprehensive income (loss), net of tax	(2)	1	(2)	(2)
Total comprehensive income (loss)	$136	$(93)	$434	$144
Earnings (loss) per share
Basic	$0.15	$(0.12)	$0.49	$0.18
Diluted	$0.15	$(0.12)	$0.48	$0.18
Weighted average shares outstanding
Basic	815,069,272	807,221,761	811,783,620	804,572,685
Diluted	822,017,220	807,221,761	820,514,748	813,507,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2015	2014
Operating activities
Net cash provided by operating activities	$3,181	$2,791

Investing activities
Purchases of property and equipment	(3,293)	(3,018)
Purchases of spectrum licenses and other intangible assets	(1,938)	(2,390)
Other, net	(7)	(32)
Net cash used in investing activities	(5,238)	(5,440)

Financing activities
Proceeds from issuance of long-term debt	—	2,993
Repayments of short-term debt for purchases of inventory, property and equipment, net	(563)	(414)
Other, net	(62)	(34)
Net cash provided by (used in) financing activities	(625)	2,545

Change in cash and cash equivalents	(2,682)	(104)

Cash and cash equivalents
Beginning of period	5,315	5,891
End of period	$2,633	$5,787

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date.” The amendments in the ASU 2015-14 defer the effective date of ASU 2014-09 by one year. The standard will become effective for T-Mobile beginning January 1, 2018; however, early adoption with the original effective date for periods beginning January 1, 2017 will be permitted.  The Company is currently evaluating the guidance to determine the potential impact on T-Mobile’s consolidated financial statements.

Note 2 – Significant Transactions

Leased Devices

T-Mobile offers eligible customers the option to lease their devices over a period of up to 18 months through JUMP! On Demand. Leased devices are accounted for as operating leases and equipment revenues are recognized as earned on a straight-line basis over the lease term. At lease inception, leased devices are transferred from inventory to property and equipment. Leased devices are depreciated to their estimated residual value over the lease term. Upon device upgrade or at lease end, customers must return or purchase their devices.  Returned devices are valued at the lower of cost or market with any write down to market recognized as cost of equipment sales.

The components of leased devices were as follows:

(in millions)	September 30, 2015
Leased devices, gross	$814
Accumulated depreciation	(50)
Leased devices, net	$764

Future minimum payments expected to be received over the lease term related to the leased devices are summarized below:

(in millions)	Total
Twelve Months Ending September 30,
2016	$298
2017	141
Total	$439

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

In July 2015, T-Mobile entered into an agreement with Verizon Communications Inc. (“Verizon”) for the acquisition of AWS and Personal Communications Service (“PCS”) spectrum licenses for the exchange of certain AWS and PCS spectrum licenses. Spectrum licenses to be transferred are classified as assets held for sale and included in other current assets at their carrying value of $173 million as of September 30, 2015. Non-cash gains are expected to be recognized upon closing of the transaction, which is expected to occur in the fourth quarter of 2015.  The transaction is subject to regulatory approval and other customary closing conditions.

In September 2015, T-Mobile entered into an agreement with AT&T Inc. (“AT&T”) for the acquisition of AWS and PCS spectrum licenses for the exchange of certain AWS and PCS spectrum licenses. Spectrum licenses to be transferred are classified as assets held for sale and included in other current assets at their carrying value of $547 million as of September 30, 2015. Non-cash gains are expected to be recognized upon closing of the transaction, which is expected to occur in the first quarter of 2016.  The transaction is subject to regulatory approval and other customary closing conditions.

Debt

The interest rates on the senior reset notes to affiliates are adjusted at the reset dates to rates defined in the applicable supplemental indenture.  In April 2015, the interest rate on the $1.3 billion of senior reset notes to affiliates due 2019 was adjusted from 5.578% to 6.288% and the interest rate on the $1.3 billion of senior reset notes to affiliates due 2020 was adjusted from 5.656% to 6.366%. In October 2015, the interest rate on the $1.3 billion of senior reset notes to affiliates due 2021 and $1.3 billion of senior reset notes to affiliates due 2022 will be adjusted.

Note 3 – Equipment Installment Plan Receivables

T-Mobile offers certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an Equipment Installment Plan (“EIP”).

The following table summarizes the EIP receivables:

(in millions)	September 30, 2015	December 31, 2014
EIP receivables, gross	$5,193	$5,138
Unamortized imputed discount	(285)	(332)
EIP receivables, net of unamortized imputed discount	4,908	4,806
Allowance for credit losses	(137)	(116)
EIP receivables, net	$4,771	$4,690

Classified on the balance sheet as:
Equipment installment plan receivables, net	$3,397	$3,062
Equipment installment plan receivables due after one year, net	1,374	1,628
EIP receivables, net	$4,771	$4,690

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

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	September 30, 2015			December 31, 2014
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$2,543	$2,297	$4,840	$2,639	$2,213	$4,852
Billed – Current	118	116	234	104	95	199
Billed – Past Due	46	73	119	35	52	87
EIP receivables, gross	$2,707	$2,486	$5,193	$2,778	$2,360	$5,138

Activity in the unamortized imputed discount and allowance for credit losses balances for the EIP receivables was as follows:

(in millions)	September 30, 2015
Imputed discount and allowance for credit losses, beginning of period	$448
Bad debt expense	269
Write-offs, net of recoveries	(248)
Change in imputed discount on short-term and long-term EIP receivables	(47)
Imputed discount and allowance for credit losses, end of period	$422

Imputed discount and allowance for credit losses includes the long-term portion of imputed discount of $44 million and $61 million as of September 30, 2015 and December 31, 2014, respectively. The EIP receivables had weighted average effective imputed interest rates of 8.9% and 9.7% as of September 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the impacts to the condensed consolidated balance sheets:

(in millions)	September 30, 2015	December 31, 2014
Derecognized net receivables	$862	$768
Net cash proceeds since inception	591	610
Other current assets	250	204
Accounts payable and accrued liabilities	2	13
Other current liabilities	4	55

Net expenses resulting from the sales of receivables are recognized in selling, general and administrative expense. Prior to the sales of receivables, T-Mobile recognizes impairment charges, rather than bad debt expense, to reduce the receivables to fair value for estimated losses resulting from uncollectible balances. Net expenses also include any resulting gains or losses from the sales of receivables, unrealized gains and losses related to the deferred purchase price, and factoring fees. For the three months ended September 30, 2015 and 2014, T-Mobile recognized net expenses of $26 million and $49 million, respectively. For the nine months ended September 30, 2015 and 2014, T-Mobile recognized net expenses of $139 million and $135 million, respectively.

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

In addition, T-Mobile has continuing involvement related to the sold receivables as it may be responsible for absorbing additional credit losses pursuant to the agreement. The Company’s maximum exposure to loss related to the involvement with the Factoring VIE was $604 million as of September 30, 2015. The maximum exposure to loss, which is required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the contractual proceeds withheld by the Factoring VIE and would also be required to repurchase the maximum amount of receivables pursuant to the agreement without consideration for any recovery.  As T-Mobile believes the probability of these circumstances occurring is very remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

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

The carrying amounts and fair values of the Company’s long-term debt were as follows:

	September 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt to third parties principal, excluding capital leases	$15,600	$15,512	$15,600	$16,034
Long-term debt to affiliates	5,600	5,784	5,600	5,780

Although the Company has determined the estimated fair value using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the long-term debt. The fair value estimates were based on information available as of September 30, 2015 and December 31, 2014. As such, the Company’s estimates are not necessarily indicative of the amount the Company could realize in a current market exchange.

Note 6 – Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2015	2014	2015	2014
Net income (loss)	$138	$(94)	$436	$146
Dividends on preferred stock	(13)	—	(41)	—
Net income (loss) attributable to common stockholders	$125	$(94)	$395	$146

Weighted average shares outstanding - basic	815,069,272	807,221,761	811,783,620	804,572,685
Dilutive effect of outstanding stock options and unvested stock awards	6,947,948	—	8,731,128	8,935,142
Weighted average shares outstanding - diluted	822,017,220	807,221,761	820,514,748	813,507,827

Earnings (loss) per share - basic	$0.15	$(0.12)	$0.49	$0.18
Earnings (loss) per share - diluted	$0.15	$(0.12)	$0.48	$0.18

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	576,408	21,291,617	1,289,514	1,414,894
Preferred stock common stock equivalents	32,237,266	—	32,237,266	—

Potentially dilutive securities were not included in the computation of diluted earnings per share for certain periods if to do so would have been antidilutive. In periods when the Company incurs a net loss, all outstanding stock options and unvested stock awards are excluded.  Unvested performance stock units were based on the number of shares ultimately expected to vest based on T-Mobile’s business performance against the specified performance goal.

Note 7 – Commitments and Contingencies

Commitments

Guarantee Liabilities

T-Mobile offers a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device.  For customers who enroll in the device trade-in program, the Company defers the portion of equipment revenues which represents the estimated value of the specified-price trade-in right guarantee.  When customers upgrade their devices, the difference between the trade-in credit to the customer and the fair value of the returned devices is recorded against the guarantee liabilities.  Guarantee liabilities included in other current liabilities were $221 million and $286 million as of September 30, 2015 and December 31, 2014, respectively.  The estimated EIP receivable balance if all enrolled handset upgrade program customers were to claim their benefit, not including any trade-in value of the required used handset, was $2.7 billion as of September 30, 2015. This is not an indication of the Company’s expected loss exposure as it does not consider the expected fair value of the used handset, which is required to be in good working condition at trade-in, nor does it consider the probability and timing of trade-in.

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

On April 4, 2012, T-Mobile was sued in a patent infringement case by Prism Technologies LLC (“Prism”), asserting claims relating to patents that Prism claims are related to authentication and use of the internet by T-Mobile’s network.  Trial in this case began on October 13, 2015, and a verdict is expected during the week beginning October 26, 2015.  Prism has submitted an expert damages report in which it claims up to $114.9 million in damages.  Should the jury reach a verdict of infringement, T-Mobile intends to challenge and seek to overturn the verdict in post-trial proceedings and, if necessary, by appealing the verdict to the Federal Circuit.  The Company does not believe that a loss is probable or that the amount of a loss can be reasonably estimated at this time, and does not expect that the ultimate resolution of this case will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 8 – Additional Financial Information

Network Decommissioning Costs

Prior to the closing of the business combination with MetroPCS Communications, Inc. (“MetroPCS”), T-Mobile developed integration plans which included the decommissioning of the MetroPCS Code Division Multiple Access (“CDMA”) network and certain other redundant network cell sites. In 2014, T-Mobile began decommissioning the MetroPCS CDMA network and redundant network cell sites. As of the third quarter of 2015, T-Mobile has ceased use of the MetroPCS CDMA network. Network decommissioning costs primarily relate to the acceleration of lease costs for decommissioned cell sites for which T-Mobile has ceased use and will no longer receive any economic benefit as the cell site assets are removed. Accrued liabilities for network decommissioning costs will be relieved as cash payments are made over the remaining lease terms through 2028. In addition, network decommissioning costs include the write off of certain items related to certain cell sites, which consist of prepaid rent expense, favorable leases, construction in progress, unfavorable leases and deferred rent expense. T-Mobile intends to remove the remaining cell site assets and incur additional network decommissioning costs in the range of $125 million to $225 million, a majority of which are expected to be recognized through the rest of 2015.

Network decommissioning costs, including effects of certain items, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Network decommissioning costs, including effects of certain items	$193	$97	$355	$97

Activities in liabilities for network decommissioning costs were as follows:

(in millions)	September 30, 2015
Balances, beginning of period	$239
Network decommissioning costs, excluding effects of certain items	331
Cash payments	(126)
Balances, end of period	$444

Classified on the balance sheet as:
Accounts payable and accrued liabilities	$148
Other long-term liabilities	296
Network decommissioning liabilities	$444

In addition, for the nine months ended September 30, 2015, T-Mobile settled asset retirement obligations of $91 million, in connection with the decommissioning of certain cell sites.

Income Taxes

Income tax expense was $100 million for the three months ended September 30, 2015 and income tax benefit was $117 million for the three months ended September 30, 2014. Income tax expense was $61 million and $67 million for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rate was 42.0% and 55.5% for the three months ended September 30, 2015 and 2014, respectively, and 12.3% and 31.5% for the nine months ended September 30, 2015 and 2014, respectively. The decreases in the effective income tax rate were primarily due to the impact of discrete income tax items recognized in 2015, including recent changes in state and local income tax laws and the recognition of certain federal tax credits, partially offset by increases in the effective tax rate due to changes in net unrecognized tax benefits associated with state and local income tax items.

Supplemental Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flows information:

	Nine Months Ended September 30,
(in millions)	2015	2014
Interest and income tax payments:
Interest payments, net of amounts capitalized	$969	$1,008
Income tax payments	41	23
Noncash investing and financing activities:
Increase in accounts payable and accrued liabilities for purchases of property and equipment	94	235
Leased devices transferred from inventory to property and equipment, net of returns	822	—
Issuance of short-term debt for financing of property and equipment purchases	500	256
Assets acquired under capital lease obligations	309	73

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

Presented below is the condensed consolidating financial information as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, respectively.

Condensed Consolidating Balance Sheet Information
September 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$390	$888	$1,300	$55	$—	$2,633
Accounts receivable, net	—	—	1,597	213	—	1,810
Equipment installment plan receivables, net	—	—	3,397	—	—	3,397
Accounts receivable from affiliates	—	—	32	—	—	32
Inventories	—	—	1,236	—	—	1,236
Deferred tax assets, net	—	—	1,658	—	—	1,658
Other current assets	—	—	1,611	279	—	1,890
Total current assets	390	888	10,831	547	—	12,656
Property and equipment, net (1)	—	—	17,627	474	—	18,101
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	23,646	—	—	23,646
Other intangible assets, net	—	—	662	—	—	662
Investments in subsidiaries, net	15,863	31,618	—	—	(47,481)	—
Intercompany receivables	—	5,275	—	—	(5,275)	—
Equipment installment plan receivables due after one year, net	—	—	1,374	—	—	1,374
Other assets	2	17	322	162	(152)	351
Total assets	$16,255	$37,798	$56,145	$1,183	$(52,908)	$58,473
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$246	$7,010	$218	$—	$7,474
Current payables to affiliates	—	144	52	—	—	196
Short-term debt	—	—	114	—	—	114
Deferred revenue	—	—	649	—	—	649
Other current liabilities	—	—	406	4	—	410
Total current liabilities	—	390	8,231	222	—	8,843
Long-term debt	—	15,859	583	—	—	16,442
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Long-term financial obligation (1)	—	—	272	2,256	—	2,528
Deferred tax liabilities	—	—	5,718	—	(152)	5,566
Deferred rents	—	—	2,447	—	—	2,447
Negative carrying value of subsidiaries, net	—	—	708	—	(708)	—
Intercompany payables	3	—	5,128	144	(5,275)	—
Other long-term liabilities	—	86	709	—	—	795
Total long-term liabilities	3	21,545	15,565	2,400	(6,135)	33,378
Total stockholders' equity	16,252	15,863	32,349	(1,439)	(46,773)	16,252
Total liabilities and stockholders' equity	$16,255	$37,798	$56,145	$1,183	$(52,908)	$58,473

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

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended September 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$6,029	$428	$(155)	$6,302
Equipment revenues	—	—	1,546	—	(130)	1,416
Other revenues	—	—	92	42	(3)	131
Total revenues	—	—	7,667	470	(288)	7,849
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,372	6	—	1,378
Cost of equipment sales	—	—	1,928	188	(131)	1,985
Selling, general and administrative	—	—	2,601	180	(157)	2,624
Depreciation and amortization	—	—	1,137	20	—	1,157
Cost of MetroPCS business combination	—	—	193	—	—	193
Gains on disposal of spectrum licenses	—	—	(1)	—	—	(1)
Total operating expenses	—	—	7,230	394	(288)	7,336
Operating income	—	—	437	76	—	513
Other income (expense)
Interest expense to affiliates	—	(121)	—	—	—	(121)
Interest expense	—	(205)	(10)	(47)	—	(262)
Interest income	—	—	109	—	—	109
Other expense, net	—	(1)	—	—	—	(1)
Total other income (expense), net	—	(327)	99	(47)	—	(275)
Income (loss) before income taxes	—	(327)	536	29	—	238
Income tax expense	—	—	82	18	—	100
Earnings (loss) of subsidiaries	138	465	(10)	—	(593)	—
Net income	138	138	444	11	(593)	138
Dividends on preferred stock	(13)	—	—	—	—	(13)
Net income attributable to common stockholders	$125	$138	$444	$11	$(593)	$125
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(2)	(2)	(2)	—	4	(2)
Total comprehensive income	$136	$136	$442	$11	$(589)	$136

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended September 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$5,449	$346	$(111)	$5,684
Equipment revenues	—	—	1,697	—	(136)	1,561
Other revenues	—	—	74	34	(3)	105
Total revenues	—	—	7,220	380	(250)	7,350
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,483	5	—	1,488
Cost of equipment sales	—	—	2,245	209	(146)	2,308
Selling, general and administrative	—	—	2,248	139	(104)	2,283
Depreciation and amortization	—	—	1,118	20	—	1,138
Cost of MetroPCS business combination	—	—	97	—	—	97
Gains on disposal of spectrum licenses	—	—	(13)	—	—	(13)
Total operating expenses	—	—	7,178	373	(250)	7,301
Operating income	—	—	42	7	—	49
Other income (expense)
Interest expense to affiliates	—	(83)	—	—	—	(83)
Interest expense	—	(204)	(11)	(45)	—	(260)
Interest income	—	—	97	—	—	97
Other income (expense), net	—	(17)	3	—	—	(14)
Total other income (expense), net	—	(304)	89	(45)	—	(260)
Income (loss) before income taxes	—	(304)	131	(38)	—	(211)
Income tax benefit	—	—	(103)	(14)	—	(117)
Earnings (loss) of subsidiaries	(94)	110	(13)	—	(3)	—
Net income (loss)	$(94)	$(194)	$221	$(24)	$(3)	$(94)
Other comprehensive income, net of tax
Other comprehensive income, net of tax	1	1	1	—	(2)	1
Total comprehensive income (loss)	$(93)	$(193)	$222	$(24)	$(5)	$(93)

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Nine Months Ended September 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$17,470	$1,227	$(432)	$18,265
Equipment revenues	—	—	5,507	—	(325)	5,182
Other revenues	—	—	243	126	(10)	359
Total revenues	—	—	23,220	1,353	(767)	23,806
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	4,152	18	—	4,170
Cost of equipment sales	—	—	7,120	531	(326)	7,325
Selling, general and administrative	—	—	7,347	528	(441)	7,434
Depreciation and amortization	—	—	3,256	63	—	3,319
Cost of MetroPCS business combination	—	—	355	—	—	355
Gains on disposal of spectrum licenses	—	—	(24)	—	—	(24)
Total operating expenses	—	—	22,206	1,140	(767)	22,579
Operating income	—	—	1,014	213	—	1,227
Other income (expense)
Interest expense to affiliates	—	(277)	—	—	—	(277)
Interest expense	—	(606)	(33)	(141)	—	(780)
Interest income	—	—	335	—	—	335
Other income (expense), net	—	(9)	1	—	—	(8)
Total other income (expense), net	—	(892)	303	(141)	—	(730)
Income (loss) before income taxes	—	(892)	1,317	72	—	497
Income tax expense	—	—	33	28	—	61
Earnings (loss) of subsidiaries	436	1,328	(35)	—	(1,729)	—
Net income	436	436	1,249	44	(1,729)	436
Dividends on preferred stock	(41)	—	—	—	—	(41)
Net income attributable to common stockholders	$395	$436	$1,249	$44	$(1,729)	$395
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(2)	(2)	(2)	—	4	(2)
Total comprehensive income	$434	$434	$1,247	$44	$(1,725)	$434

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Nine Months Ended September 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$15,858	$934	$(287)	$16,505
Equipment revenues	—	—	5,062	—	(453)	4,609
Other revenues	—	—	202	102	(8)	296
Total revenues	—	—	21,122	1,036	(748)	21,410
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	4,390	15	—	4,405
Cost of equipment sales	—	—	6,746	554	(491)	6,809
Selling, general and administrative	—	—	6,424	363	(257)	6,530
Depreciation and amortization	—	—	3,261	61	—	3,322
Cost of MetroPCS business combination	—	—	131	—	—	131
Gains on disposal of spectrum licenses	—	—	(770)	—	—	(770)
Total operating expenses	—	—	20,182	993	(748)	20,427
Operating income	—	—	940	43	—	983
Other income (expense)
Interest expense to affiliates	—	(186)	—	—	—	(186)
Interest expense	—	(630)	(44)	(133)	—	(807)
Interest income	—	—	255	—	—	255
Other income (expense), net	—	(39)	7	—	—	(32)
Total other income (expense), net	—	(855)	218	(133)	—	(770)
Income (loss) before income taxes	—	(855)	1,158	(90)	—	213
Income tax expense (benefit)	—	—	103	(36)	—	67
Earnings (loss) of subsidiaries	146	901	(40)	—	(1,007)	—
Net income (loss)	$146	$46	$1,015	$(54)	$(1,007)	$146
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(2)	(2)	(2)	—	4	(2)
Total comprehensive income (loss)	$144	$44	$1,013	$(54)	$(1,003)	$144

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(2)	$(3,263)	$6,485	$106	$(145)	$3,181

Investing activities
Purchases of property and equipment	—	—	(3,293)	—	—	(3,293)
Purchases of spectrum licenses and other intangible assets	—	—	(1,938)	—	—	(1,938)
Investment in subsidiaries	(1,905)	—	—	—	1,905	—
Other, net	—	—	(7)	—	—	(7)
Net cash used in investing activities	(1,905)	—	(5,238)	—	1,905	(5,238)

Financing activities
Proceeds from capital contribution	—	1,905	—	—	(1,905)	—
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(563)	—	—	(563)
Intercompany dividend paid	—	—	—	(145)	145	—
Other, net	19	—	(81)	—	—	(62)
Net cash provided by (used in) financing activities	19	1,905	(644)	(145)	(1,760)	(625)

Change in cash and cash equivalents	(1,888)	(1,358)	603	(39)	—	(2,682)

Cash and cash equivalents
Beginning of period	2,278	2,246	697	94	—	5,315
End of period	$390	$888	$1,300	$55	$—	$2,633

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$7	$(3,076)	$5,924	$36	$(100)	$2,791

Investing activities
Purchases of property and equipment	—	—	(3,018)	—	—	(3,018)
Purchases of spectrum licenses and other intangible assets	—	—	(2,390)	—	—	(2,390)
Investments in subsidiaries	(1,700)	—	—	—	1,700	—
Other, net	—	—	(32)	—	—	(32)
Net cash used in investing activities	(1,700)	—	(5,440)	—	1,700	(5,440)

Financing activities
Proceeds from capital contribution	—	1,700	—	—	(1,700)	—
Proceeds from issuance of long-term debt	—	2,993	—	—	—	2,993
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(414)	—	—	(414)
Intercompany dividend paid	—	—	—	(100)	100	—
Other, net	25	—	(59)	—	—	(34)
Net cash provided by (used in) financing activities	25	4,693	(473)	(100)	(1,600)	2,545

Change in cash and cash equivalents	(1,668)	1,617	11	(64)	—	(104)

Cash and cash equivalents
Beginning of period	2,960	2,698	57	176	—	5,891
End of period	$1,292	$4,315	$68	$112	$—	$5,787

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse conditions in the U.S. and international economies or disruptions to the credit and financial markets;

•	competition in the wireless services market;

•	the ability to complete and realize expected synergies and other benefits of acquisitions;

•	the inability to implement our business strategies or ability to fund our wireless operations, including payment for additional spectrum, network upgrades, and technological advancements;

•	the ability to renew our spectrum licenses on attractive terms or acquire new spectrum licenses;

•	the ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum licenses at reasonable costs and terms;

•	material changes in available technology;

•	the timing, scope and financial impact of our deployment of advanced network and business technologies;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of our and/or our third party vendors’ networks, information technology and data security;

•	natural disasters, terrorist attacks or similar incidents;

•	existing or future litigation;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks;

•	any disruption of our key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor negotiations or additional organizing activity, and any resulting financial and/or operational impact;

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

Our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “TMUS” since May 1, 2013. In September 2015, we applied to list our common stock and preferred stock on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbols “TMUS” and “TMUSP”, respectively.  Trading of our common stock and preferred stock commenced on NASDAQ on October 27, 2015.

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

Business Overview

We are the Un-carrier. Un-satisfied with the status quo. Un-afraid to innovate. T-Mobile provides wireless communications services, including voice, messaging and data, to over 61 million customers in the postpaid, prepaid, and wholesale markets. The Un-carrier proposition is an approach that seeks to listen to the customer, address their pain points, bring innovation to the industry, and improve the wireless experience for all. In practice, this means offering customers a great service on a nationwide 4G Long-Term Evolution (“LTE”) network, devices when and how they want them, and plans that are simple, affordable and without unnecessary restrictions. Going forward, we will continue to listen and respond to our customers, refine and improve the Un-carrier proposition, and deliver the best value experience in the industry.

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

•
JUMP! On DemandTM – In June 2015, we updated Un-carrier 2.0 JUMP! by introducing JUMP! On Demand. With JUMP! On Demand, a low monthly payment covers the cost of leasing a new higher-end device and gives customers the freedom to swap it for a new one with no extra fee up to three times in twelve months. At lease inception, devices are transferred from inventory to property and equipment. Devices are then depreciated to their estimated residual value and revenues associated with the leased devices are recognized over the term of the lease. Upon device upgrade or at lease end, customers must return or purchase their devices.  Returned devices are valued at the lower of cost or market with any write down to market recognized as cost of equipment sales.

•
Mobile without Borders – In July 2015, we updated Un-carrier 1.0 Simple Choice by extending coverage and calling across the U.S., Mexico and Canada for all Simple Choice customers at no extra charge. The upgrade makes Simple Choice the first wireless plan to span the entire North America continent.

•
10GB for All – In July 2015, we updated our Family Plan program to enable every family plan customer to get 10GB of LTE data at an attractive rate. Plans start at $100 per month for two lines each with 10GB of LTE data and each additional line with 10GB of LTE data for $20 per month. For a limited time, customers can get the fourth line free with no expiration date.

•
Amping Music Freedom and iPhone® – In July 2015, we updated Un-carrier 6.0 Music Freedom by adding Apple® Music to our list of services that stream free on T-Mobile.  In addition, every eligible customer who received a new iPhone 6 with JUMP! On Demand this summer locked in the promotional price of $15 per month and can simply swap it for the iPhone 6S, if they upgrade before the end of the year.

Financial Highlights

Net income improved to $436 million for the nine months ended September 30, 2015, compared to $146 million for the same period in 2014. Our primary financial focus is on growing Adjusted EBITDA, which we expect to continue to improve in 2015. Adjusted EBITDA increased to $5.1 billion for the nine months ended September 30, 2015, compared to $3.9 billion for the same period in 2014. Net income and Adjusted EBITDA growth is primarily driven by increasing revenues and focused cost control. We generate revenues by offering affordable wireless communication services to our postpaid, prepaid and wholesale customers, as well as through sales and leasing of a wide selection of wireless devices and accessories. Total revenues increased to $23.8 billion for the nine months ended September 30, 2015, compared to $21.4 billion for the same period in 2014.

We generate the majority of our service revenues by providing wireless communication services to branded postpaid customers. Our ability to acquire and retain branded postpaid customers is important to our business in the generation of revenues. Services revenues from branded postpaid customers increased to $12.0 billion for the nine months ended September 30, 2015, compared to $10.6 billion for the same period in 2014. In addition, we have continued to focus on retaining customers through churn reduction initiatives to improve customer experience. Branded postpaid phone churn improved to 1.36% for the nine months ended September 30, 2015, compared to 1.53% for the same period in 2014. The improvements in branded postpaid customers and phone churn reflect ongoing improvements in our network quality, customer service and the overall value of our offerings in the marketplace, resulting in increased customer satisfaction and loyalty. In 2015, we expect further significant growth in our branded postpaid customers as we continue to offer competitive pricing and improve our network and customer experience.

We have also increased our service revenues through the growth of branded prepaid customers driven by the success of the MetroPCS brand and promotional activities. In addition, we experienced increases in equipment revenues from growth in the number of devices and accessories sold driven by higher branded gross customer additions and device upgrade volumes, including JUMP! redemptions.

Our most significant expenses are related to acquiring and retaining high-quality customers, providing a full range of devices, compensating employees, and operating and expanding our network. In 2015, we expect operating expenses will continue to increase to support our strong customer growth. Operating expenses were $22.6 billion for the nine months ended September 30, 2015, compared to $20.4 billion for the same period in 2014. Growth in the number of devices and accessories sold, including device upgrade volumes, resulted in higher cost of equipment sales and employee-related costs, such as commissions. In addition, employee-related costs were higher as a result of increases in the number of retail, administrative and customer support employees to support our growing customer base. We also aggressively increased promotional activities to attract new and retain existing customers. We have incurred expenses as part of the network modernization due to increased depreciation expense related to the build out of our LTE network and costs related to decommissioning the MetroPCS CDMA network and certain other redundant cell sites.

In September 2015, we were notified by Experian Decision Analytics Solutions (“Experian”), a vendor that processes our credit applications, that they experienced a data breach. Although the investigation is ongoing, Experian determined the hacker acquired the records of approximately 15 million individuals and organizations, including some current customers, and also new applicants requiring a credit check for our service or device financing from September 1, 2013 through September 16, 2015. These records included name, address, birthdate, Social Security number, identification (“ID”) information, such as driver’s license or passport number, and additional information used in our own credit assessment. Social Security numbers and ID information were encrypted, but Experian believes that the encryption may have been compromised. Payment card and bank account information was not included in the downloaded information. Neither our systems nor our network were part of this intrusion. Experian is notifying affected consumers and offering credit protection services to those who may have been affected by the data breach. We do not expect the Experian data breach will have a material impact on our financial position, results of operations or cash flows.

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

We have substantially completed the process of upgrading our network to LTE, which provides our customers with the fastest nationwide LTE services. Our LTE network now covers 300 million people and we have already achieved our year-end target. In addition, we are currently in the process of building out our network to utilize our 700 MHz A-Block spectrum licenses. Cash capital expenditures for property and equipment, which are primarily related to our network modernization, were $3.3 billion for the nine months ended September 30, 2015, compared to $3.0 billion for the same period in 2014. We expect cash capital expenditures for property and equipment to be in the range of $4.4 billion to $4.7 billion in 2015.

We provide mobile communication services using spectrum licenses, consisting of 700 MHz A-Block, AWS and PCS licenses. In January 2015, the FCC announced T-Mobile was the winning bidder of AWS spectrum licenses covering approximately 97 million people for an aggregate bid price of $1.8 billion. We received the AWS spectrum licenses in the second quarter of 2015. This transaction is expected to further enhance our portfolio of U.S. nationwide broadband spectrum. See Note 2 – Significant Transactions of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. We intend to continue to opportunistically acquire spectrum licenses in private party transactions and future FCC spectrum license auctions, including the broadcast incentive auction in 2016, to further enhance our portfolio of U.S. nationwide broadband spectrum and enable the expansion of LTE coverage to new markets.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and “Performance Measures” for a description of performance measures, such as Adjusted EBITDA and churn.

Results of Operations

Set forth below is a summary of our consolidated results:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
Revenues
Branded postpaid revenues	$4,197	$3,670	14%	$12,046	$10,628	13%
Branded prepaid revenues	1,894	1,790	6%	5,597	5,174	8%
Wholesale revenues	170	171	(1)%	492	517	(5)%
Roaming and other service revenues	41	53	(23)%	130	186	(30)%
Total service revenues	6,302	5,684	11%	18,265	16,505	11%
Equipment revenues	1,416	1,561	(9)%	5,182	4,609	12%
Other revenues	131	105	25%	359	296	21%
Total revenues	7,849	7,350	7%	23,806	21,410	11%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,378	1,488	(7)%	4,170	4,405	(5)%
Cost of equipment sales	1,985	2,308	(14)%	7,325	6,809	8%
Selling, general and administrative	2,624	2,283	15%	7,434	6,530	14%
Depreciation and amortization	1,157	1,138	2%	3,319	3,322	NM
Cost of MetroPCS business combination	193	97	99%	355	131	NM
Gains on disposal of spectrum licenses	(1)	(13)	(92)%	(24)	(770)	(97)%
Total operating expenses	7,336	7,301	NM	22,579	20,427	11%
Operating income	513	49	NM	1,227	983	25%
Other income (expense)
Interest expense to affiliates	(121)	(83)	46%	(277)	(186)	49%
Interest expense	(262)	(260)	1%	(780)	(807)	(3)%
Interest income	109	97	12%	335	255	31%
Other expense, net	(1)	(14)	(93)%	(8)	(32)	(75)%
Total other expense, net	(275)	(260)	6%	(730)	(770)	(5)%
Income (loss) before income taxes	238	(211)	NM	497	213	NM
Income tax expense (benefit)	100	(117)	NM	61	67	(9)%
Net income (loss)	$138	$(94)	NM	$436	$146	NM
NM – Not Meaningful

Revenues

Branded postpaid revenues increased $527 million, or 14%, for the three months ended and $1.4 billion, or 13%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to growth in the number of average branded postpaid phone and mobile broadband customers driven by strong customer response to our Un-carrier initiatives and promotions for services and devices. Additional increases resulted from customer adoption of upgrade and insurance programs, and an increase in regulatory program revenues. The increase for the nine months ended September 30, 2015 was partially offset by lower branded postpaid phone ARPU and a reduction of branded postpaid revenues from the non-cash net revenue deferral for the Free 10GB Data Stash, which is expected to fully reverse itself during 2015, and from the revenue deferral for customers who have fully utilized their Free 10GB Data Stash and are now able to stash any unused purchased LTE data for up to a year. Excluding the 2015 impact from Data Stash, branded postpaid revenues increased 14% for the nine months ended September 30, 2015, compared to the same period in 2014.

Branded prepaid revenues increased $104 million, or 6%, for the three months ended and $423 million, or 8%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to growth in the number of average branded prepaid customers driven by the success of MetroPCS brand promotional activities.

Roaming and other service revenues decreased $12 million, or 23%, for the three months ended and $56 million, or 30%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The decrease for the nine months ended September 30, 2015 was primarily attributable to lower international roaming revenues driven by changes in contractual arrangements with certain roaming partners.

Equipment revenues decreased $145 million, or 9%, for the three months ended and increased $573 million, or 12%, for the nine months ended September 30, 2015, compared to the same periods in 2014. With JUMP! On Demand, revenues associated with leased devices are recognized over the term of the lease rather than when the device is delivered to the customer. Higher-end devices are the only devices available to be leased. If customers continue to shift to leasing higher-end devices with JUMP! On Demand, we expect equipment revenues to decrease. The decrease for the three months ended September 30, 2015 was primarily attributable to a lower number of devices sold and a lower average revenue per device sold primarily due to customers shifting to leasing higher-end devices with JUMP! On Demand. The increase for the nine months ended September 30, 2015 was primarily attributable to growth in the number of devices and accessories sold, including device upgrade volumes, partially offset by a lower average revenue per device sold, due in part to the impact of customers shifting to leasing higher-end devices with JUMP! On Demand. The unit volume of device sales decreased 2% for the three months ended and increased 11% for the nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

We financed $1.1 billion of devices through EIP for the three months ended September 30, 2015, a decrease from $1.3 billion for the same period in 2014, primarily due to a decline in devices financed through EIP resulting from customers shifting to leasing higher-end devices with JUMP! On Demand. During the nine months ended September 30, 2015, we financed $4.3 billion of devices through EIP, an increase from $3.9 billion for the same period in 2014, resulting from growth in devices financed through EIP.

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

Cost of services decreased $110 million, or 7%, for the three months ended and $235 million, or 5%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The decreases were primarily attributable to synergies realized from the decommissioning of the MetroPCS CDMA network and lower lease expense associated with spectrum license lease agreements in 2014. Additionally, a reduction in certain regulatory program costs contributed to the decreases for the three and nine months ended September 30, 2015.

Cost of equipment sales decreased $323 million, or 14%, for the three months ended and increased $516 million, or 8%, for the nine months ended September 30, 2015, compared to the same periods in 2014. With JUMP! On Demand, the cost of the leased device is recognized as depreciation expense over the term of the lease rather than recognized as cost of equipment sales when the device is delivered to the customer. If customers continue to shift to leasing higher-end devices with JUMP! On Demand, we expect cost of equipment sales to decrease. The decrease for the three months ended September 30, 2015 was primarily attributable to a lower number of devices sold and a lower average cost per device sold primarily due to customers shifting to leasing higher-end devices with JUMP! On Demand. The increase for the nine months ended September 30, 2015 was primarily attributable to growth in the number of devices and accessories sold, including device upgrade volumes, partially offset by a lower average cost per device sold, due in part to the impact of customers shifting to leasing higher-end devices with JUMP! On Demand. The unit volume of device sales decreased 2% for the three months ended and increased 11% for the nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

Selling, general and administrative increased $341 million, or 15%, for the three months ended and $904 million, or 14%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to higher employee-related costs as a result of increases in the number of retail, administrative and customer support employees to support the growing customer base, higher promotional costs and higher commissions.

Depreciation and amortization increased $19 million, or 2%, for the three months ended and decreased $3 million for the nine months ended September 30, 2015, compared to the same periods in 2014. With JUMP! On Demand, the cost of the leased device is recognized as depreciation expense over the term of the lease rather than recognized as cost of equipment sales when the device is delivered to the customer. If customers continue to shift to leasing higher-end devices with JUMP! On Demand, we expect depreciation associated with leased devices to increase. The build-out of our LTE network and the launch of the JUMP! On Demand program resulted in increased depreciation for the three and nine months ended September 30, 2015. These increases were partially offset by accelerated depreciation in 2014 related to our modernization of the network.

Cost of MetroPCS business combination of $193 million and $355 million for the three and nine months ended September 30, 2015, respectively, reflects network decommissioning costs associated with the business combination. In 2014, we began decommissioning the MetroPCS CDMA network and certain other redundant network cell sites. As of the third quarter of 2015, T-Mobile has ceased use of the MetroPCS CDMA network. Network decommissioning costs, which are excluded from Adjusted EBITDA, primarily relate to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites. We intend to decommission certain cell sites and incur additional network decommissioning costs in the range of $125 million to $225 million, a majority of which are expected to be recognized through the rest of 2015. See Note 8 – Additional Financial Information of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for more information.

Gains on disposal of spectrum licenses for the nine months ended September 30, 2014 primarily consisted of a non-cash gain of $731 million from spectrum license transactions with Verizon recorded in the second quarter of 2014.

Other Income (Expense)

Interest expense to affiliates increased $38 million, or 46%, for the three months ended and $91 million, or 49%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to changes in fair value from embedded derivative instruments associated with the senior reset notes issued to Deutsche Telekom, partially offset by interest costs that were capitalized associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses acquired in 2014.

Interest expense increased $2 million, or 1%, for the three months ended and decreased $27 million, or 3%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The decrease for the nine months ended September 30, 2015 was primarily attributable to interest costs that were capitalized associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses acquired in 2014, partially offset by higher interest expense associated with the senior unsecured notes issued in September 2014.

Interest income increased $12 million, or 12%, for the three months ended and $80 million, or 31%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The increases were the result of growth in devices financed through EIP. Interest associated with EIP receivables is imputed at the time of sale and then recognized over the financed installment term. See Note 3 – Equipment Installment Plan Receivables of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

Income Taxes

Income tax expense (benefit) increased $217 million for the three months ended and decreased $6 million for the nine months ended September 30, 2015, compared to the same periods in 2014. The effective tax rate was 42.0% and 55.5% for the three months ended September 30, 2015 and 2014, respectively, and 12.3% and 31.5% for the nine months ended September 30, 2015 and 2014, respectively. The decreases in the effective income tax rate were primarily due to the impact of discrete income tax items recognized in 2015, including recent changes in state and local income tax laws and the recognition of certain federal tax credits, partially offset by increases in the effective tax rate due to changes in net unrecognized tax benefits associated with state and local income tax items.

Net Income

Net income increased $232 million for the three months ended and $290 million for the nine months ended September 30, 2015, compared to the same periods in 2014, as a result of the factors described above.

Guarantor Subsidiaries

Pursuant to the indenture and the supplemental indentures, the long-term debt of T-Mobile USA, Inc. (“Issuer”), excluding capital leases, is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile US, Inc. (“Parent”) and certain of the Issuer’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

The financial condition of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition. Similarly, the results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. As of September 30, 2015 and December 31, 2014, the most significant components of the financial condition of the Non-Guarantor Subsidiaries were property and equipment of $474 million and $537 million, respectively, long-term financial obligations of $2.3 billion and $2.3 billion, respectively, and stockholders’ deficit of $1.4 billion and $1.5 billion, respectively. The most significant components of the results of operations of our Non-Guarantor Subsidiaries for the three and nine months ended September 30, 2015 were service revenues of $428 million and $1.2 billion, respectively, offset by cost of equipment sales of $188 million and $531 million, respectively, and selling, general and administrative of $180 million and $528 million, respectively, resulting in net comprehensive income of $11 million and $44 million, respectively. Similarly, for the three and nine months ended September 30, 2014, service revenues of $346 million and $934 million, respectively, were offset by cost of equipment sales of $209 million and $554 million, respectively, and selling, general and administrative of $139 million and $363 million, respectively, resulting in a net comprehensive loss of $24 million and $54 million, respectively.

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

The following table sets forth the number of ending customers:

(in thousands)	September 30, 2015	September 30, 2014
Customers, end of period
Branded postpaid phone customers	28,438	24,807
Branded postpaid mobile broadband customers	1,965	1,102
Total branded postpaid customers	30,403	25,909
Branded prepaid customers	17,162	16,050
Total branded customers	47,565	41,959
Wholesale customers	13,655	10,931
Total customers, end of period	61,220	52,890

The following table sets forth the number of net customer additions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net customer additions
Branded postpaid phone customers	843	1,175	2,594	3,010
Branded postpaid mobile broadband customers	242	204	624	600
Total branded postpaid customers	1,085	1,379	3,218	3,610
Branded prepaid customers	595	411	846	978
Total branded customers	1,680	1,790	4,064	4,588
Wholesale customers	632	555	2,138	1,618
Total net customer additions	2,312	2,345	6,202	6,206

Net customer additions were 2,312,000 for the three months ended September 30, 2015, compared to 2,345,000 for the same period in 2014. Net customer additions were 6,202,000 for the nine months ended September 30, 2015, compared to 6,206,000 for the same period in 2014. At September 30, 2015, we had 61.2 million customers, an 11% increase from the customer total as of December 31, 2014, as a result of growth in the customer categories described below.

Branded Customers

Branded postpaid phone net customer additions were 843,000 for the three months ended September 30, 2015, compared to 1,175,000 for the same period in 2014. Branded postpaid phone net customer additions were 2,594,000 for the nine months ended September 30, 2015, compared to 3,010,000 for the same period in 2014. The decreases were primarily attributable to lower gross customer additions compared to the same periods in 2014, which included the introduction of Un-carrier 4.0 Contract Freedom and certain attractive family rate plan promotions, which have resulted in continued customer growth.

Branded postpaid mobile broadband net customer additions were 242,000 for the three months ended September 30, 2015, compared to 204,000 for the same period in 2014. Branded postpaid mobile broadband net customer additions were 624,000 for the nine months ended September 30, 2015, compared to 600,000 for the same period in 2014. The increases were primarily attributable to higher gross customer additions driven by promotions for mobile broadband devices, partially offset by higher deactivations resulting from the discontinuation of certain promotional pricing for mobile broadband services and ongoing competitive activity in the marketplace.

Branded prepaid net customer additions were 595,000 for the three months ended September 30, 2015, compared to 411,000 for the same period in 2014. Branded prepaid net customer additions were 846,000 for the nine months ended September 30, 2015, compared to 978,000 for the same period in 2014. The increase for the three months ended September 30, 2015 was primarily attributable to higher gross customer additions driven by the success of our promotional activities, partially offset by higher deactivations resulting from ongoing competitive activity in the marketplace. The decrease for the nine months ended September 30, 2015 was primarily attributable to higher deactivations resulting from ongoing competitive activity in the marketplace and a growing customer base, partially offset by higher gross customer additions driven by the success of our promotional activities. The three and nine months ended September 30, 2015 were also impacted by more qualified branded prepaid customers upgrading to branded postpaid plans.

Wholesale

Wholesale net customer additions were 632,000 for the three months ended September 30, 2015, compared to 555,000 for the same period in 2014. Wholesale net customer additions were 2,138,000 for the nine months ended September 30, 2015, compared to 1,618,000 for the same period in 2014. The increase for the nine months ended September 30, 2015 was primarily attributable to higher gross customer additions, partially offset by higher deactivations.

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

	September 30, 2015	September 30, 2014
Branded postpaid customers per account	2.48	2.29

Branded postpaid customers per account were 2.48 as of September 30, 2015, compared to 2.29 as of September 30, 2014. The increase was primarily driven by attractive family rate plan promotions and increased penetration of mobile broadband devices.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Branded postpaid phone churn	1.46%	1.64%	1.36%	1.53%
Branded prepaid churn	4.09%	4.78%	4.54%	4.54%

Branded postpaid phone churn was 1.46% for the three months ended September 30, 2015, an 18 basis point improvement compared to 1.64% for the same period in 2014. Branded postpaid phone churn was 1.36% for the nine months ended September 30, 2015, a 17 basis point improvement compared to 1.53% for the same period in 2014. The improvements in branded postpaid phone churn reflect ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace, resulting in increased customer satisfaction and loyalty.

Branded prepaid churn was 4.09% for the three months ended September 30, 2015 using a revised methodology for measuring branded prepaid customer activity, compared to 4.78% for the same period in 2014 using the previous methodology. Restatement of prior periods was not practicable because certain historical data was no longer available. Branded prepaid churn was 4.54% for the nine months ended September 30, 2015 using the revised methodology, compared to 4.54% for the same period in 2014. This method change had no impact on our reported branded prepaid ending customers or net customer additions, but resulted in computationally lower gross customer additions and deactivations.

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

Average Billings Per Account (“ABPA”) represents the average monthly branded postpaid customer billings, including lease revenues, per account. We believe branded postpaid ABPA provides management, investors and analysts with useful information to evaluate average branded postpaid customer billings per account as it is indicative of estimated cash collections, including device financing payments, from our customers each month on a per account basis.
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

Average Billings Per User (“ABPU”) represents the average monthly branded postpaid customer billings, including lease revenues. We believe branded postpaid ABPU and branded postpaid ABPA are useful metrics when evaluating average branded postpaid customer billings.

The following tables illustrate the calculation of ARPA and ABPA and reconcile these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPA and ABPA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except average number of accounts, ARPA and ABPA)	2015	2014	2015	2014
Calculation of Branded Postpaid ARPA:
Branded postpaid service revenues	$4,197	$3,670	$12,046	$10,628
Divided by: Average number of branded postpaid accounts (in thousands) and number of months in period	12,154	11,141	11,922	10,871
Branded postpaid ARPA	$115.10	$109.80	$112.27	$108.63

Calculation of Branded Postpaid ABPA:
Branded postpaid service revenues	$4,197	$3,670	$12,046	$10,628
Add: EIP billings and lease revenues	1,439	967	4,124	2,434
Total billings for branded postpaid customers	$5,636	$4,637	$16,170	$13,062
Divided by: Average number of branded postpaid accounts (in thousands) and number of months in period	12,154	11,141	11,922	10,871
Branded postpaid ABPA	$154.56	$138.73	$150.70	$133.50

Branded postpaid ARPA increased $5.30, or 5%, for the three months ended and $3.64, or 3%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to an increasing number of branded postpaid phone and mobile broadband customers per account and an increase in regulatory program revenues, partially offset by dilution from continued growth of customers on attractive family rate plan promotions. To a lesser extent, a reduction of branded postpaid revenues from the non-cash net revenue deferrals for Data Stash negatively impacted branded postpaid ARPA for the nine months ended September 30, 2015. Excluding the impact from non-recurring factors, such as a reduction in certain regulatory program revenues and a revenue adjustment for expected customer refunds on premium Short Message Service (“SMS”) content charges in 2014 and the non-cash net revenue deferrals for Data Stash in 2015, branded postpaid ARPA increased 4% for the nine months ended September 30, 2015, compared to the same period in 2014.

Branded postpaid ABPA increased $15.83, or 11%, for the three months ended and $17.20, or 13%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The increases were primarily attributable to growth in devices financed through EIP and leases and an increase in branded postpaid ARPA, as described above. Excluding the impact from non-recurring factors, such as a reduction in certain regulatory program revenues and a revenue adjustment for expected customer refunds on premium SMS content charges in 2014 and the non-cash net revenue deferrals for Data Stash in 2015, branded postpaid ABPA increased 13% for the nine months ended September 30, 2015, compared to the same period in 2014.

The following tables illustrate the calculation of ARPU and ABPU and reconcile these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU and ABPU:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except average number of customers, ARPU and ABPU)	2015	2014	2015	2014
Calculation of Branded Postpaid Phone ARPU:
Branded postpaid service revenues	$4,197	$3,670	$12,046	$10,628
Less: Branded postpaid mobile broadband revenues	(165)	(68)	(409)	(169)
Branded postpaid phone service revenues	$4,032	$3,602	$11,637	$10,459
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	28,003	24,091	27,189	23,302
Branded postpaid phone ARPU	$47.99	$49.84	$47.55	$49.87

Calculation of Branded Postpaid ABPU:
Branded postpaid service revenues	$4,197	$3,670	$12,046	$10,628
Add: EIP billings and lease revenues	1,439	967	4,124	2,434
Total billings for branded postpaid customers	$5,636	$4,637	$16,170	$13,062
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	29,838	25,095	28,784	24,054
Branded postpaid ABPU	$62.96	$61.59	$62.42	$60.34

Calculation of Branded Prepaid ARPU:
Branded prepaid service revenues	$1,894	$1,790	$5,597	$5,174
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	16,853	15,875	16,496	15,555
Branded prepaid ARPU	$37.46	$37.59	$37.70	$36.96

Branded postpaid phone ARPU decreased $1.85, or 4%, for the three months ended and $2.32, or 5%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The decreases were primarily due to dilution from the continued growth of customers on Simple Choice plans and promotions targeting multiple phone lines. To a lesser extent, a reduction of branded postpaid phone revenues from the non-cash net revenue deferrals for Data Stash further reduced branded postpaid phone ARPU for the nine months ended September 30, 2015. The decreases were offset in part by an increase in regulatory program revenues. Excluding the impact from non-recurring factors, such as a reduction in certain regulatory program revenues and a revenue adjustment for expected customer refunds on premium SMS content charges in 2014 and the non-cash net revenue deferrals for Data Stash in 2015, branded postpaid phone ARPU decreased 4% for the nine months ended September 30, 2015, compared to the same period in 2014.

Branded postpaid ABPU increased $1.37, or 2%, for the three months ended and $2.08, or 3%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The increases were primarily due to growth in devices financed through EIP and leases, partially offset by lower branded postpaid phone ARPU, as described above. Excluding the impact from non-recurring factors, such as a reduction in certain regulatory program revenues and a revenue adjustment for expected customer refunds on premium SMS content charges in 2014 and the non-cash net revenue deferrals for Data Stash in 2015, branded postpaid ABPU increased 4% for the nine months ended September 30, 2015, compared to the same period in 2014.

Branded prepaid ARPU decreased $0.13 for the three months ended and increased $0.74 or, 2%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The decrease for the three months ended September 30, 2015 was primarily attributable to dilution from growth of customers on attractive rate plan promotions, partially offset by an increase in the mix of branded prepaid customers choosing plans with more data, which generate a higher ARPU. The increase for the nine months ended September 30, 2015 was primarily attributable to an increase in the mix of branded prepaid customers choosing plans with more data, which generate a higher ARPU, partially offset by dilution from growth of customers on attractive rate plan promotions.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net income (loss) which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net income (loss)	$138	$(94)	$436	$146
Adjustments:
Interest expense to affiliates	121	83	277	186
Interest expense	262	260	780	807
Interest income	(109)	(97)	(335)	(255)
Other expense, net	1	14	8	32
Income tax expense (benefit)	100	(117)	61	67
Operating income	513	49	1,227	983
Depreciation and amortization	1,157	1,138	3,319	3,322
Cost of MetroPCS business combination	193	97	355	131
Stock based compensation	43	45	170	157
Gains on disposal of spectrum licenses (1)	—	11	—	(720)
Other, net	2	6	42	12
Adjusted EBITDA	$1,908	$1,346	$5,113	$3,885
Adjusted EBITDA margin	30%	24%	28%	24%

(1)
Gains on disposal of spectrum licenses may not agree to the Condensed Consolidated Statements of Comprehensive Income (Loss) primarily due to certain routine operating activities, such as insignificant or routine spectrum license exchanges that would be expected to reoccur, and are therefore included in Adjusted EBITDA.

Adjusted EBITDA increased 42% for the three months ended and 32% for the nine months ended September 30, 2015, compared to the same periods in 2014. Adjusted EBITDA benefited from increased branded postpaid and prepaid revenues resulting from strong customer response to our Un-carrier initiatives and the success of our promotional activities. Additionally, Adjusted EBITDA was positively impacted by strong cost control, especially in cost of services, and decreased losses on equipment sales primarily due to lower cost of equipment sales for the three months ended September 30, 2015, as described in the Results of Operations section above. These improvements were partially offset by higher selling, general and administrative expenses.

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

The following table illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Nine Months Ended September 30,
(in millions)	2015	2014
Net cash provided by operating activities	$3,181	$2,791
Purchases of property and equipment	(3,293)	(3,018)
Free Cash Flow	$(112)	$(227)

Free Cash Flow increased $115 million for the nine months ended September 30, 2015, compared to the same period in 2014. The increase was primarily due to higher net cash provided by operating activities, partially offset by higher purchases of property and equipment. See Liquidity and Capital Resources for further information.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. As of September 30, 2015, our cash and cash equivalents were $2.6 billion. We generated net cash provided by operating activities of $3.2 billion for the nine months ended September 30, 2015, compared to $2.8 billion in the same period in 2014, respectively. We expect our principal sources of funding to be sufficient to meet the anticipated liquidity requirements of the Company in the next 12 months and intend to use our current sources of liquidity for general corporate purposes, including capital investments, and enhancing our financial flexibility. We may seek additional sources of liquidity through the issuance of long-term debt and stock, the sale of certain EIP receivables, and by entering into capital lease agreements for network equipment and financing arrangements of vendor payables which effectively extend payment terms. In addition, we have entered into an unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings. We expect to seek additional sources of liquidity through the issuance of long-term debt in 2015 and 2016 to continue to opportunistically acquire spectrum licenses in private party transactions and future FCC spectrum license auctions, including the broadcast incentive auction in 2016. We may also seek to raise additional debt or equity capital to the extent our projections regarding our liquidity requirements change or on an opportunistic basis when there are favorable market conditions.

In January 2015, the FCC announced we were the winning bidder of AWS spectrum licenses covering approximately 97 million people for an aggregate bid price of $1.8 billion. We paid the FCC the remaining $1.4 billion for the AWS spectrum licenses in the first quarter of 2015 with cash on hand. We received the AWS spectrum licenses in the second quarter of 2015.

In 2015, we entered into master lease agreements with certain partners, which provide us with the ability to enter into capital lease agreements for network equipment up to $750 million. In the second and third quarter of 2015, we entered into capital lease agreements of $309 million.

In 2015, we introduced JUMP! On Demand, which allows eligible customers the option to lease their devices over a period of up to 18 months. If the mix of devices financed through EIP or leased continues to increase, device financing programs will continue to require a greater use of operating cash flows in the short term as cash collections are received over the EIP or lease term.

The indentures governing the long-term debt, excluding capital leases, contain covenants that, among other things, limit our ability to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the indentures and the supplemental indentures relating to the long-term debt restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the indentures and the supplemental indentures relating to the long-term debt. We were in compliance with all restrictive debt covenants as of September 30, 2015.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure.

Property and equipment capital expenditures for the nine months ended September 30, 2015 and 2014 primarily relate to our network modernization, including the deployment of LTE and build out of our network to utilize our 700 MHz A-Block spectrum licenses. We expect purchases of property and equipment to be in the range of $4.4 billion to $4.7 billion in 2015. This does not include property and equipment obtained through capital lease agreements, leased devices transferred from inventory, or purchases of spectrum licenses.

Cash Flows

The following table summarizes the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(in millions)	2015	2014
Net cash provided by operating activities	$3,181	$2,791
Net cash used in investing activities	(5,238)	(5,440)
Net cash provided by (used in) financing activities	(625)	2,545

Operating Activities

Cash provided by operating activities was $3.2 billion for the nine months ended September 30, 2015, compared to $2.8 billion in the same period in 2014. Our operating income, exclusive of non-cash items such as depreciation and amortization and gains from spectrum license transactions, increased compared to the prior year. This was primarily a result of increases in branded postpaid and prepaid revenues partially offset by higher selling, general and administrative costs. Net changes in working capital decreased cash provided by operating activities. This was primarily a result of decreases from accounts payable and accrued liabilities due to the timing of vendor payments and from inventories for leased devices as cash collections are received over the lease term. This was partially offset by increases from EIP receivables due to the increase in cash collections surpassing the growth of new receivables.

Investing Activities

Cash used in investing activities was $5.2 billion for the nine months ended September 30, 2015, compared to $5.4 billion in the same period in 2014. For the nine months ended September 30, 2015, cash used in investing activities consisted of purchases of property and equipment of $3.3 billion primarily due to our network modernization and purchases of intangible assets of $1.9 billion primarily due to $1.4 billion of AWS spectrum licenses acquired through the auction conducted by the FCC. For the nine months ended September 30, 2014, cash used in investing activities consisted of purchases of property and equipment of $3.0 billion as a result of our network modernization and purchases of intangible assets of $2.4 billion related to the acquisition of 700 MHz A-Block spectrum licenses.

Financing Activities

Cash used in financing activities was $625 million for the nine months ended September 30, 2015, compared to cash provided by financing activities of $2.5 billion in the same period in 2014. For the nine months ended September 30, 2015, cash used in financing activities primarily consisted of net repayments of short-term debt of $563 million. For the nine months ended September 30, 2014, cash provided by financing activities consisted of proceeds from issuance of long-term debt of $3.0 billion partially offset by net repayments of short-term debt of $414 million.

Off-Balance Sheet Arrangements

In 2014, we entered into a two-year arrangement to sell certain service accounts receivable on a revolving basis as an additional source of liquidity. As of September 30, 2015 and December 31, 2014, T-Mobile derecognized net receivables through the arrangement of $862 million and $768 million, respectively.  See Note 4 – Factoring Arrangement of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2015 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

Deutsche Telekom, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended September 30, 2015, gross revenues of all Deutsche Telekom affiliates generated by roaming and interconnection traffic with Iran were less than $1 million and estimated net profits were less than $1 million.

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits related to such activities recorded from these non-U.S. subsidiaries for the three months ended September 30, 2015 were less than $0.1 million. We understand that Deutsche Telekom intends to continue these activities.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, except for revisions to the following risk factor:

If our efforts, or those of third party suppliers or vendors, to maintain the privacy and security of customer, employee, supplier or other proprietary or sensitive information are not successful at preventing a regulatory investigation, significant data breach or failure of compliance, we could incur substantial additional costs, become subject to litigation and enforcement actions, and suffer reputational damage.

Our business, like that of most retailers and wireless companies, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card information, as well as confidential information about our employees, our suppliers and our Company (“confidential information”). Cyber-attacks on our system or those of third party suppliers or vendors, such as denial of service, other malicious attacks, unauthorized access or distribution of confidential information by third parties or employees, errors by third party suppliers or other breaches of security could disrupt our internal systems and applications, impair our ability to provide services to our customers or protect the privacy and confidentiality of our confidential information or sensitive information and personal data or our customers. Our information systems are vulnerable to continuously evolving data breach and information security risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third party service providers. Hardware, software or applications we develop, have been developed on our behalf, or we obtain from third parties may contain defects in design or manufacture or other problems that could compromise information security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. Such attacks against companies are occurring with greater frequency and may be perpetrated by a variety of groups or persons, including those in jurisdictions where U.S. law enforcement is or has been unable to effectively address such attacks.  While we and our third party service providers have been subject to cyber-attacks in the past, including a breach at Experian in September 2015, such past attacks have not had, and are not expected to have, a material adverse impact on our financial position, results of operation or cash flows. See MD&A included in Part I, Item 2 of this Form 10-Q for further information regarding the data breach at Experian.

Although we have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of sensitive data and to prevent data loss, the ever-evolving threats require us to continually evaluate and adapt our systems and processes. However, we and our third party service providers may be unable to prevent significant attacks in the future and we cannot assure you that our systems and processes will be adequate to safeguard against all information security breaches or misuses of data. The actions we take may not be adequate to repel a significant attack or prevent a breach, unauthorized access by third parties or employees or errors by third party suppliers. If we are subject to a significant attack or breach, unauthorized access, errors of third party suppliers, disruption to our infrastructure or services, loss of information (including sensitive information and personal data of our customers and employees) or other security breaches, we may incur significant costs, be subject to regulatory investigations and sanctions and private litigation, and may suffer damage to our business reputation that negatively impacts customer confidence, any or all of which could materially adversely affect our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes shares surrendered to T-Mobile:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 – July 31, 2015	4,325	$39.03	—	—
August 1, 2015 – August 31, 2015	—	—	—	—
September 1, 2015 – September 30, 2015	—	—	—	—
Total	4,325		—

Shares surrendered to T-Mobile represent amounts to pay the exercise price in connection with stock options exercised.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Seventh Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.				X
4.2	Tenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee.				X
4.3	Nineteenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
*    Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

October 27, 2015	/s/ J. Braxton Carter
J. Braxton Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)