Form 10-K
period 2015-12-31
T-Mobile US, Inc.
filed 2016-02-17
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number: 1-33409
T-MOBILE US, INC.

DELAWARE	20-0836269
(State of incorporation)	(I.R.S. Employer Identification No.)

12920 SE 38th Street, Bellevue, Washington	98006-1350
(Address of principal executive offices)	(Zip Code)

(425) 378-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.00001 par value per share	The NASDAQ Stock Market LLC
5.50% Mandatory Convertible Preferred Stock, Series A, $0.00001 par value per share	The NASDAQ Stock Market LLC

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
Large accelerated filer    ☒                        Accelerated filer        ☐
Non-accelerated filer    ☐ (Do not check if a smaller reporting company)    Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10.9 billion based on the closing sale price as reported on the New York Stock Exchange. As of February 11, 2016, there were 818,420,728 shares of common stock outstanding.
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
For the Year Ended December 31, 2015

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse conditions in the U.S. and international economies or disruptions to the credit and financial markets;

•	competition in the wireless services market;

•	challenges in implementing our business strategies or funding our wireless operations, including payment for additional spectrum, network upgrades and technological advancements;

•	the possibility that we may be unable to renew our spectrum licenses on attractive terms or acquire new spectrum licenses at reasonable costs and terms;

•	difficulties in managing growth in wireless data services, including network quality;

•	material changes in available technology;

•	the timing, scope and financial impact of our deployment of advanced network and business technologies;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of our and/or our third party vendors’ networks, information technology and data security;

•	natural disasters, terrorist attacks or similar incidents;

•	existing or future litigation;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks;

•	any disruption of our key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor negotiations or additional organizing activity, and any resulting financial and/or operational impact;

•	the ability to make payments on our debt or to repay our existing indebtedness when due;

•
adverse change in the ratings of our debt securities by nationally accredited rating organizations or adverse conditions in the credit markets affecting the cost, including interest rates, and/or availability of further financing;

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

PART I.

Item 1. Business

Business Overview

We are the Un-carrier™. Un-satisfied with the status quo. Un-afraid to innovate. T-Mobile is the fastest growing wireless company in the U.S. based on customer growth in 2015. T-Mobile provides wireless communications services, including voice, messaging and data, to over 63 million customers in the postpaid, prepaid and wholesale markets. The Un-carrier proposition is an approach that seeks to listen to the customer, address their pain points, bring innovation to the industry and improve the wireless experience for all. In practice, this means offering our customers a great service on a nationwide 4G Long-Term Evolution (“LTE”) network, offering devices when and how our customers want them, and providing plans that are simple, affordable and without unnecessary restrictions. Going forward, we will continue to listen and respond to our customers, refine and improve the Un-carrier proposition and deliver the best value experience in the industry.

History

T-Mobile USA, Inc. (“T-Mobile USA”) was formed in 1994 as VoiceStream Wireless PCS (“VoiceStream”), a subsidiary of Western Wireless Corporation (“Western Wireless”). VoiceStream was spun off from Western Wireless in 1999, acquired by Deutsche Telekom AG (“Deutsche Telekom”) in 2001 and renamed T-Mobile USA, Inc. in 2002.

In 2013, T-Mobile US, Inc. was formed through the business combination between T-Mobile USA and MetroPCS Communications, Inc. (“MetroPCS”). The business combination was accounted for as a reverse acquisition with T-Mobile USA as the accounting acquirer. Accordingly, T-Mobile USA’s historical financial statements became the historical financial statements of the combined company. See Note 2 – Business Combination with MetroPCS of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information regarding the business combination.

Our common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “TMUS” from May 1, 2013, and our 5.50% mandatory convertible preferred stock, Series A (“preferred stock”) traded on the NYSE under the symbol “TMUSPRA” from December 17, 2014, until October 26, 2015. On October 27, 2015, we transferred the listing of our common stock and preferred stock to the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbols “TMUS” and “TMUSP,” respectively.

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

We continue to aggressively pursue our strategy, which includes the following elements:

Un-carrier Proposition

We introduced our Un-carrier proposition in 2013 and continue to aggressively address customer pain points with the launch of different phases of the Un-carrier proposition. Un-carrier initiatives have included, but are not limited to, offering the following to qualifying customers:

•	providing customers with affordable rate plans while eliminating annual service contracts;

•	allowing customers easier options to upgrade their eligible devices when they want;

•	reimbursing customers’ early termination fees or remaining phone payments when they switch from other carriers;

•	allowing customers to stream music without it counting against their high speed data allotment;

•	providing Wi-Fi calling and texting for customers with capable smartphones;

•	giving customers the ability to roll-over up to 20 GB of their unused high-speed data automatically each month;

•	providing reduced United States to international calling rates, and providing messaging and data roaming while traveling abroad at no extra charge;

•	extending coverage and calling, as well as 4G LTE data, across the U.S., Mexico and Canada at no extra charge; and

•	providing select video streaming services without it counting against their high speed data allotment on qualifying plans.

Below is a summary of the phases and updates to our Un-carrier proposition:

Customer Experience

The ongoing success of our Un-carrier proposition and continued modernization of the network has strengthened T-Mobile’s position as a provider of dependable high-speed LTE service. Additionally, we have continued to focus on retaining customers by delivering an improved wireless customer experience.  Branded postpaid phone churn improved to 1.39% in 2015, compared to 1.58% in 2014 and 1.69% in 2013. These results reinforce our position as an organization with a strong focus and commitment to providing an outstanding customer experience.

Aligned Cost Structure

We continue to pursue a low-cost business operating model to drive cost savings, which can then be reinvested in the business. These cost-reduction programs are on-going as we continue to simplify our business and drive operational efficiencies and cost savings in areas, such as network optimization, customer roaming and customer service. A portion of these savings have been, and will continue to be, reinvested into growth of our business.

Customers

T-Mobile provides wireless communication services to three primary categories of customers: branded postpaid, branded prepaid and wholesale. Branded postpaid customers generally include customers that are qualified to pay after using wireless communication services. Branded prepaid customers generally include customers who pay for wireless communication services in advance. Our branded prepaid customers include customers of the T-Mobile, MetroPCS and certain partner brands. Wholesale customers, which include Machine-to-Machine (“M2M”) and Mobile Virtual Network Operators (“MVNO”), operate on the T-Mobile network, but are managed by wholesale partners.

We generate the majority of our service revenues by providing wireless communication services to branded postpaid customers. In 2015, 66% of our service revenues were generated by providing wireless communication services to branded postpaid customers, compared to 30% from branded prepaid customers and 4% from wholesale customers, roaming and other services. Therefore, our ability to acquire and retain branded postpaid customers is important to our business in the generation of service revenues, equipment revenues and other revenues. Our branded postpaid net customer additions remained strong with 4.5 million in 2015, compared to 4.9 million in 2014 and 2.0 million in 2013. Growth in our branded postpaid net customer additions was primarily driven by strong customer response to our Un-carrier initiatives, ongoing improvements to our network and promotions for services and devices.

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

Service plan options include our Simple Choice plans, which allow customers to subscribe for wireless services separately from the purchase of a handset. We introduced our Simple Choice plans as part of phase 1.0 of our Un-carrier proposition in 2013, which eliminated annual service contracts and simplified the lineup of consumer rate plans to one affordable plan for unlimited voice and messaging services with the option to add data services. Depending on their credit profile, customers are qualified either for postpaid or prepaid service. As part of the ongoing movement towards simplifying the business, we continued to drive the penetration of Simple Choice plans within our customer base. The proportion of branded postpaid customers on Simple Choice plans was 94% as of December 31, 2015, up from 89% as of December 31, 2014.

Customers on our Simple Choice plans benefit from reduced monthly service charges and can choose whether to use their own compatible handset on our network, purchase a handset from us or one of our dealers or lease a device through our JUMP On Demand™ program. Depending on their credit profile, qualifying customers who purchase a device from us have the option of financing all or a portion of the purchase price at the time of sale over an installment period using our Equipment Installment Plan (“EIP”). In addition, qualifying customers who finance their initial handset device with an EIP can enroll in JUMP! to later upgrade their device. Upon qualifying JUMP! program upgrades, the customers’ remaining EIP balance is settled provided they trade in their used handset at the time of upgrade in good working condition and purchase a new handset from us on a new EIP.

In 2015, we introduced JUMP! On Demand. With JUMP! On Demand, a low monthly payment covers the cost of leasing a new device and gives customers the freedom to swap it for a new one up to three times in 12 months for no extra fee. Upon device upgrade or at lease end, customers must return or purchase their device.

Network

We provide mobile communication services utilizing mid-band spectrum licenses, such as Advanced Wireless Services (“AWS”) and Personal Communications Service (“PCS”), and low-band spectrum licenses utilizing our 700 MHz A-Block spectrum. We owned an average of 85 MHz of spectrum across the top 25 markets in the U.S. as of December 31, 2015. This is compared to an average of 82 MHz of spectrum across the top 25 markets in the U.S. as of December 31, 2014. Over the last year, we have entered into various agreements for the acquisition of 700 MHz A-Block, AWS and PCS spectrum licenses. In addition, we intend to opportunistically acquire spectrum licenses in private party transactions and future Federal Communications Commission (“FCC”) spectrum license auctions, including the broadcast incentive auction of low-band 600 MHz spectrum licenses scheduled to occur in 2016.

We have substantially completed the process of upgrading our network to LTE, which provides our customers with the fastest nationwide LTE services. Our LTE network now covers 305 million people, compared to 265 million people as of December 31, 2014. In addition, we are currently in the process of building out our network to utilize our low-band 700 MHz A-Block spectrum licenses, which will boost network reach, improve in-building coverage and extend coverage to more areas.

We are rapidly deploying both Wideband LTE to add capacity to our LTE Network and Extended Range LTE to enhance coverage and in-building performance. Extended Range LTE, which operates on our low-band 700 MHz A-Block spectrum, currently covers approximately 190 million people in more than 300 market areas.

Our nationwide network covers all major metropolitan areas and approximately 91% of people in the U.S., excluding roaming coverage. Over the last three years, we have continued to build out our network to concentrate our cell sites where our customers need data most. We had approximately 64,000 cell sites, including macro sites and certain distributed antenna system (“DAS”) network nodes as of December 31, 2015 compared to approximately 61,000 cell sites as of December 31, 2014.

Below is a map showing our coverage, including LTE, in the U.S.:

In addition, we have completed the shutdown of the MetroPCS Code Division Multiple Access (“CDMA”) network. The migration of customers from the MetroPCS CDMA network onto T-Mobile’s LTE and Evolved High Speed Packet Access Plus (“HSPA+”) network provides faster network performance for MetroPCS customers with compatible handsets.

Distribution

We had approximately 80,000 total points of distribution, including approximately 12,000 T-Mobile and MetroPCS branded locations and 68,000 third-party and national retailer locations, as well as distribution through our websites, as of December 31, 2015. Our distribution density in major metropolitan areas provides customers with the convenience of having retail and service locations close to where they live and work.

Competition

The wireless telecommunications industry is highly competitive. We are the third largest provider of postpaid service plans and the largest provider of prepaid service plans in the U.S. as measured by customers. Our competitors include other national carriers, such as AT&T Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”) and Sprint Corporation (“Sprint”). AT&T and Verizon are significantly larger than us and may enjoy greater resources and scale advantages as compared to us. In addition, our competitors include numerous smaller regional carriers and MVNOs, such as TracFone Wireless, Inc., many of which offer no-contract, prepaid service plans. Competitors also include providers who offer similar communication services, such as voice and messaging, using alternative technologies or services. Competitive factors within the wireless telecommunications industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies, availability of additional spectrum licenses, and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation.  Taken together, the competitive factors we face continue to put pressure on margins as companies compete to retain the current customer base and continue to add new customers.

Employees

As of December 31, 2015, we employed approximately 50,000 full-time and part-time employees, including network, retail, administrative and customer support functions, of which approximately 30 employees were covered by a collective bargaining agreement, as of December 31, 2015.

Regulation

The FCC regulates many key aspects of our business, including licensing, construction, the operation and use of our network, modifications of our network, control and ownership of our business, the sale of certain business assets, domestic roaming arrangements and interconnection agreements, pursuant to its authority under the Communications Act of 1934, as amended (“Communications Act”). The FCC has a number of complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911 and E-911 services, porting telephone numbers, interconnection, roaming, internet openness or net neutrality, and the universal service and Lifeline programs. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or results of operations. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

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

Additionally, Congress’ and the FCC’s allocation of additional spectrum for broadband commercial mobile radio service (“CMRS”), which includes cellular, PCS and specialized mobile radio, could significantly increase competition. We cannot assess the impact that any developments that may occur in the U.S. economy or any future spectrum allocations by the FCC may have on license values. FCC spectrum auctions and other market developments may adversely affect the market value of our licenses in the future. A significant decline in the value of our licenses could adversely affect our financial condition and results of operations. In addition, the FCC periodically reviews its policies on how to evaluate a carrier’s spectrum holdings. A change in these policies could affect spectrum resources and competition among us and other carriers.

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

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or results of operations, as well as the price of our common stock and other securities, could be materially adversely affected by any of these risks.

Risks Related to Our Business and the Wireless Industry

The scarcity and cost of additional wireless spectrum, and regulations relating to spectrum use, may adversely affect our business strategy and financial planning.

We will need to acquire additional spectrum in order to continue our customer growth, expand into new metropolitan areas, maintain our quality of service, meet increasing customer demands and deploy new technologies. We will be at a competitive disadvantage and possibly experience erosion in the quality of service in certain markets if we fail to gain access to necessary spectrum before reaching capacity, especially low band spectrum.

The continued interest in, and aggregation of, spectrum may reduce our ability to acquire spectrum from other carriers or otherwise negatively impact our ability to gain access to spectrum through other means. As a result, we may need to acquire spectrum through government auctions and/or enter into spectrum sharing arrangements, which are subject to certain risks and uncertainties. Although the FCC has scheduled an auction of low band spectrum to begin in 2016, it is possible the auction may be delayed. Any material delay could adversely impact our ability to implement our plans and efforts to improve our network. Additionally, we may be unable to secure the spectrum we need in the upcoming auction, or in any other government auction we may elect to participate in, on favorable terms or at all. In addition, the FCC has encountered resistance to its plans to make additional spectrum available, which has created uncertainty about the timing and availability of spectrum through government auctions.

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

If we cannot acquire needed spectrum from the government or otherwise, if competitors acquire spectrum that will allow them to provide services competitive with our services, or if we cannot deploy services over acquired spectrum on a timely basis without burdensome conditions, at reasonable cost, and while maintaining network quality levels, then our ability to attract and retain customers and our associated financial performance could be materially adversely affected.

We operate in a very competitive wireless industry, which could limit our ability to attract and retain customers and adversely affect our business, operations and financial results.

We have multiple wireless competitors in each of our service areas, some of which have greater resources than us, and compete for customers based principally on service/device offerings, price, call quality, data use experience, coverage area and customer service. In addition, we are facing growing competition from providers offering services using alternative wireless technologies and IP-based networks, as well as traditional cable, satellite TV and wireline networks. We expect market saturation to continue to cause the wireless industry’s customer growth rate to be moderate in comparison with historical growth rates or possibly negative, leading to increased competition for customers. Customer attrition, also known as churn, may increase as the wireless industry shifts away from service contracts. We also expect that our customers’ growing appetite for data services will place increased demands on our network capacity. This competition and our capacity issues will continue to put pressure on pricing and margins as companies compete for potential customers. Our ability to compete will depend on, among other things, continued absolute and relative improvement in network quality and customer services, effective marketing and selling of products and services, attractive pricing, and cost management, all of which will involve significant expenses.

Joint ventures, mergers, acquisitions and strategic alliances in the wireless industry have resulted in and are expected to result in larger competitors competing for a limited number of customers. The two largest national wireless communication providers currently serve a significant percentage of all wireless customers and hold significant spectrum and other resources. Our largest competitors may be able to enter into exclusive handset, device, or content arrangements, execute pervasive advertising and marketing campaigns, or otherwise improve their cost position relative to ours. In addition, the refusal of our large competitors to provide critical access to resources and inputs, such as roaming services on reasonable terms, may improve their position within the wireless broadband mobile services industry. Furthermore, industries are converging as video, mobile, and broadband companies compete to deliver content as the next generation of offerings. Companies like Comcast and AT&T/DirecTV will have the scale and assets to aggressively compete in a converged wireless industry. These factors, together with the effects of the increasing aggregate penetration of wireless services in all metropolitan areas and the ability of our larger competitors to use resources to build out their networks and to quickly deploy advanced technologies, have made it more difficult for smaller carriers like us to continue to attract and retain customers, and may adversely affect our competitive position and ability to grow, which would have a material adverse effect on our business, financial condition and operating results.

If we are unable to take advantage of technological developments on a timely basis, then we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

In order to grow and remain competitive with new and evolving technologies in our industry, we will need to adapt to future changes in technology, continually invest in our network, enhance our existing offerings, and introduce new offerings to address our current and potential customers’ changing demands. Enhancing our network is subject to risk from equipment changes and migration of customers from existing spectrum bands. Adopting new and sophisticated technologies may result in implementation issues such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, subscriber dissatisfaction, and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. In general, the development of new services in the wireless telecommunications industry will require us to anticipate and respond to the continuously changing demands of our customers, which we may not be able to do accurately or timely. We could experience a material adverse effect on our business, operations, financial position, and operating results if our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated.

If our efforts, or those of third party service providers, to maintain the privacy and security of our customer, confidential, or sensitive information are not successful at preventing a significant data breach or cyber-attack, we could incur substantial additional costs, become subject to litigation, enforcement actions or regulatory investigation, and suffer reputational damage.

Our business, like that of most retailers and wireless companies, involves the receipt, storage and transmission of personal information, consumer preferences and payment card information of our customers and other persons who apply to become customers, confidential information about our employees and suppliers, and other sensitive information about our company, such as our business plans, transactions and intellectual property (“confidential information”). The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. Cyber-attacks, such as denial of service, advanced persistent threats, other malicious attacks, unauthorized access or distribution of confidential information by third parties or employees, errors or breaches by third party suppliers, or other breaches of security could disrupt our internal systems and applications, impair our ability to provide services to our customers, and protect the privacy and confidentiality of our sensitive information. Such attacks against companies are occurring with greater frequency and may be perpetrated by a variety of groups or persons, including those in jurisdictions where U.S. law enforcement is or has been unable to effectively address such attacks.

In addition, we provide confidential, proprietary and personal information to third party service providers when it is necessary to pursue business objectives. We and our third party service providers have been subject to cyber-attacks in the past, including a breach at Experian in September 2015 in which a subset of records containing current and potential customer information was compromised.

Although we regularly review our processes and procedures to protect against unauthorized access to or use of sensitive data and to prevent data loss, the ever-evolving threat landscape requires us to continually evaluate and adapt our systems and processes. We cannot assure you that the security measures and preventive actions we take will be adequate to repel a significant attack, prevent information security breaches or the misuses of data, unauthorized access by third parties or employees, or exploits against third party supplier environments. If we are subject to such attacks or compromise, we may incur significant costs, be subject to regulatory investigations, sanctions and private litigation, experience disruptions to our operations or may suffer damage to our reputation that negatively impacts customer confidence. Although the cyber-attacks that we and our third party service providers have been subjected to in the past have not caused significant harm to our company, future cyber-attacks may materially adversely affect our business, results of operations and financial condition.

We are in the process of transferring our customer billing systems from our existing third-party vendor to a new third-party vendor. Any unanticipated difficulties, disruption or significant delays could have adverse operational, financial and reputational effects on our business.

We are currently implementing a new customer billing system, which involves moving to a new third-party billing services vendor and platform through utilization of a phased deployment approach. The first release phase, which is limited to prepaid services, is scheduled for 2016. Post implementation, we plan to operate both the existing and new billing systems in parallel to aid in the transition to the new system until all phases of the conversion are complete.

The implementation may cause major system or business disruptions or we may fail to implement the new billing system in a timely or effective manner. In addition, the third-party billing services vendor may experience errors, cyber-attacks or other operational disruptions that could negatively impact us and over which we may have limited control. Interruptions and/or failure of this new billing services system could disrupt our operations and impact our ability to provide or bill for our services, retain customers, attract new customers or negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our operations and financial condition, material weaknesses in our internal control over financial reporting and reputational damage.

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

To be successful, we must provide our customers with reliable, trustworthy service and protect the communications, location, and personal information shared or generated by our customers. We rely upon our systems and networks, and the systems and networks of other providers and suppliers, to provide and support our services and, in some cases, to protect our customers’ and our information. Failure of our or others’ systems, networks and infrastructure may prevent us from providing reliable service, or may allow for the unauthorized use of or interference with our networks and other systems. Examples of these risks include:

•	human error such as responding to deceptive communications or unintentionally executing malicious code;

•	physical damage, power surges or outages, or equipment failure, including those as a result of severe weather, natural disasters, terrorist attacks, and acts of war;

•	theft of customer and/or proprietary information offered for sale for competitive advantage or corporate extortion;

•	unauthorized access to our information technology, billing, customer care and provisioning systems and networks, and those of our suppliers and other providers;

•	supplier failures or delays; and

•	other systems failures or outages.

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

We rely on third-parties to provide specialized products or services for the operation of our business, and a failure or inability by such parties to provide these products or services could adversely affect our business, results of operations and financial condition.

We depend heavily on suppliers and other third parties in order for us to efficiently operate our business. Our business is complex, and it is not unusual for multiple vendors located in multiple locations to help us to develop, maintain and troubleshoot products and services, such as network components, software development services, and billing and customer service support. Our suppliers often provide services outside of the U.S., which carries associated additional regulatory and legal obligations. We generally rely upon the suppliers to provide contractual assurances and accurate information regarding risks associated with their provision of products or services in accordance with our expectations and standards, and they may fail to do so.

Generally, there are multiple sources for the types of products and services we purchase or use. However, we currently rely on a limited number of suppliers for billing services, voice and data communications transport services, network infrastructure, equipment, handsets, and other devices, and payment processing services, among other products and services we rely on. Disruptions with respect to such suppliers, or failure of such suppliers to adequately perform, could have a material adverse on our financial performance.

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

Our business and financial performance are sensitive to changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, economic growth, energy costs and other macro-economic factors. Difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Market volatility, economic uncertainty, and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Our services are available to a broad customer base, a significant segment of which may be more vulnerable to weak economic conditions. We may have greater difficulty in gaining new customers within this segment and existing customers may be more likely to terminate service due to an inability to pay.

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

In addition, instability in the global financial markets could lead to periodic volatility in the credit, equity and fixed income markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all.

The agreements governing our indebtedness include restrictive covenants that limit our operating flexibility.

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions, subject in certain cases to customary baskets, exceptions and incurrence-based ratio tests, may limit our or our subsidiaries’ ability to engage in some transactions, including the following:

•	incurring additional indebtedness and issuing preferred stock;

•	paying dividends, redeeming capital stock or making other restricted payments or investments;

•	selling or buying assets, properties or licenses including participating in future FCC auctions of spectrum or private sales of spectrum;

•	developing assets, properties or licenses which we have or in the future may procure;

•	creating liens on assets;

•	engaging in mergers, acquisitions, business combinations or other transactions;

•	entering into transactions with affiliates; and

•	placing restrictions on the ability of subsidiaries to pay dividends or make other payments.

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

Our ability to make payments on our debt, to repay our existing indebtedness when due, to fund our capital intensive business and operations and fund significant planned capital expenditures will depend on our ability to generate cash in the future, which is in turn subject to the operational risks described elsewhere in this section. Our debt service obligations could have material adverse effects on our operations and financial results, including by:

•	limiting our flexibility in planning for, or reacting to, changes in our business or the communications industry or pursuing growth opportunities;

•	reducing the amount of cash available for other operational or strategic needs; and

•	placing us at a competitive disadvantage to competitors who are less leveraged than we are.

In addition, $0.6 billion of the $5.6 billion in principal amount of the senior reset notes we issued to Deutsche Telekom in connection with the business combination between T-Mobile and MetroPCS bears interest at rates which will be reset in April 2016. Some of our debt also has a floating rate of interest linked to various indices. If the resets or the change in indices result in interest rate increases, debt service requirements will increase, which could adversely affect our cash flow. While we have and may enter into agreements limiting our exposure to higher interest rates in the future, any such agreements may not offer complete protection from this risk, and any portion not subject to such agreements would have full exposure to higher interest rates. Any of these risks could have a material adverse effect on our business, financial condition, and operating results.

Our business and stock price may be adversely affected if our internal controls are not effective.

Under Section 404 of the Sarbanes-Oxley Act of 2002, and the related SEC rules, we are required to establish, maintain, and annually evaluate the effectiveness of our internal controls over financial reporting. This process is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We rely heavily on information technology (“IT”) systems as an important part of our internal controls in order to operate, transact and otherwise manage our business, as well as provide effective and timely reporting of our financial results. Each year, we are required to document and test our internal controls over financial reporting, including these IT systems; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

We cannot assure you that we will not discover material weaknesses within our IT controls or other aspects of our internal control over financial reporting in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we are unable to comply with the requirements of Section 404 in a timely manner or determine that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports. This may negatively impact the trading price of our common stock, and possibly expose us to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities.

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

We rely on highly-skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture.

In our industry, there is substantial and continuous competition for highly-skilled business, product development, technical, and other personnel. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly-skilled personnel. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, employee tolerance for the significant amount of change within and demands on our company and our industry, and the effectiveness of our compensation programs. Our continued ability to compete effectively depends on our ability to retain and motivate our existing employees and to attract new employees. If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, we may not be able to meet our business plan and, as a result, our revenue growth and profitability may be materially adversely affected.

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

The FCC regulates the licensing, construction, modification, operation, ownership, sale, and interconnection of wireless communications systems, as do some state and local regulatory agencies. Additionally, the Federal Trade Commission (“FTC”) and other federal agencies have asserted that they have jurisdiction over some consumer protection and elimination and prevention of anticompetitive business practices with respect to the provision of non-common carrier services. We cannot assure you that the FCC, FTC, or any other federal, state or local agencies will not adopt regulations or take other enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations. We are subject to regulatory oversight by various federal agencies, as well as judicial review and actions, on issues related to the wireless industry that include, but are not limited to: roaming, spectrum allocation and licensing, pole attachments, intercarrier compensation, Universal Service Fund (“USF”), net neutrality, special access, 911 services, consumer protection, consumer privacy, and cybersecurity. We are also subject to regulations in connection with other aspects of our business, including handset financing and insurance activities.

In June 2015, the FCC’s new net neutrality rules became effective, with the exception of enhanced transparency requirements, which are expected to become effective in 2016. The rules include a new Internet Service Provider (ISP) conduct standard, prohibiting actions that harm consumers or edge providers, subject to case-by-case review by the FCC. The new rules potentially subject some of our initiatives and practices, such as Binge On and our network management practices, to heightened scrutiny by federal and state regulators, the public, and edge providers regarding whether such initiatives or practices are compliant.

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

Furthermore, we could be subject to fines, forfeitures, and other penalties (including, in extreme cases, revocation of our spectrum licenses) for failure to comply with FCC or other governmental regulations, even if any such non-compliance was unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, results of operations, and financial condition.

Unfavorable outcomes of legal proceedings may adversely affect our business and financial condition.

We are regularly involved in a number of legal proceedings before various state and federal courts, the FCC, the FTC, other federal agencies, and state and local regulatory agencies. Such legal proceedings can be complex, costly, and highly disruptive to business operations by diverting the attention and energies of management and other key personnel. The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The amounts ultimately received or paid upon settlement or pursuant to final judgment, order or decree may differ materially from amounts accrued in our financial statements. In addition, litigation or similar proceedings could impose restraints on our current or future manner of doing business. Such potential outcomes including judgments, awards, settlements or orders could have a material adverse effect on our business, financial condition, operating results or ability to do business.

We offer products that include highly regulated financial services products. These products expose us to a wide variety of state and federal regulations.

The offering of financial services products to our customers, such as financing of devices, including through our EIP and JUMP! On Demand program, has expanded our regulatory compliance obligations. If we fail to remain compliant with any of these regulations, then we face the risk of:

•
Increased consumer complaints and potential examinations or enforcement actions by federal and state regulatory agencies, including but not limited to the Consumer Financial Protection Board (“CFPB”), Federal Deposit Insurance Corporation (“FDIC”) and the FTC;

•	Violation of financial services and consumer protections regulations may result in regulatory fines, penalties, enforcement actions, civil litigation and/or class action lawsuits.

We may be unable to adequately protect our intellectual property. Additionally, we use equipment, software, technology, and content in the operation of our business, which may subject us to third-party intellectual property claims and we may be adversely affected by litigation involving our suppliers.

We rely on a combination of patent, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary rights. We may not have the ability in certain jurisdictions to adequately protect intellectual property rights. Moreover, others may independently develop processes and technologies that are competitive to ours. Unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. We cannot be sure that any legal actions against such infringers will be successful, even when our rights have been infringed. We cannot assure you that our pending or future patent applications will be granted or enforceable, or that the rights granted under any patent that may be issued will provide us with any competitive advantages. In addition, we cannot assure you that any trademark or service mark registrations will be issued with respect to pending or future applications or will provide adequate protection of our brands. We do not have insurance coverage for intellectual property losses, and as such, a charge for an anticipated settlement, or an adverse ruling awarding damages, represents unplanned loss events. Any of these factors could have material adverse effects on our business, results of operations and financial condition.

Third parties may claim we infringe their intellectual property rights. We are a defendant in numerous intellectual property lawsuits, including patent infringement lawsuits, which exposes us to the risk of adverse financial impact either by way of significant settlement amounts or damage awards. As we adopt new technologies and new business systems, and provide customers with new products and/or services, we may face additional infringement claims. These claims could require us to cease certain activities or to cease selling relevant products and services. These claims can be time-consuming and costly to defend, and divert management resources. In addition to litigation directly involving our company, our vendors and suppliers can be threatened with patent litigation and/or subjected to the threat of disruption or blockage of sale, use, or importation of products, posing the risk of supply chain interruption to particular products and associated services exposing us to material adverse operational and financial impacts.

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state or local agencies, or how judicial authorities apply tax laws.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In connection with the products and services we provide, we calculate, collect, and remit various taxes and regulatory fees to numerous federal, state and local governmental authorities, including federal USF contributions and common carrier regulatory fees. In addition, many state and local governments levy various taxes and fees on our sales of products and services to customers and on our purchases of telecommunications equipment and services from vendors and various telecommunications carriers. We impose surcharges on customers to reimburse us for taxes, regulatory assessments and other costs we incur to comply with governmental regulatory mandates. In many cases, the applicability and method of calculating these surcharges, taxes and fees may be uncertain, and our calculation, assessment or remittance of these amounts may be contested by either customers or governmental authorities. In the event that we have incorrectly described, disclosed, calculated, assessed or remitted amounts that were due to governmental authorities, we could be subject to additional taxes, fines, penalties, or other adverse actions, which could materially impact our operations or financial condition. In the event that federal, state and/or local municipalities were to significantly increase taxes and regulatory fees on our services or seek to impose new ones, it could have a material adverse effect on our margins and financial and operational results.

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

Allegations have been made that the use of wireless handsets and wireless transmission equipment, such as cell towers, may be linked to various health concerns, including cancer and brain tumors. Lawsuits have been filed against manufacturers and carriers in the industry claiming damages for alleged health problems arising from the use of wireless handsets. In addition, the FCC has from time to time gathered data regarding wireless handset emissions and its assessment of this issue may evolve based on its findings. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated. These allegations may lead to changes in regulatory standards. There have also been other allegations regarding wireless technology, including allegations that wireless handset emissions may interfere with various electronic medical devices (including hearing aids and pacemakers), airbags and anti-lock brakes.

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

Through its control of the voting power of our common stock and the rights granted to Deutsche Telekom in our certificate of incorporation and the Stockholder’s Agreement, Deutsche Telekom controls the election of our directors and all other matters requiring the approval of our stockholders. By virtue of Deutsche Telekom’s voting control, we are a “controlled company,” as defined in the NASDAQ listing rules, and are not subject to NASDAQ requirements that would otherwise require us to have a majority of independent directors, a nominating committee composed solely of independent directors or a compensation committee composed solely of independent directors.

In addition, our certificate of incorporation and the Stockholder’s Agreement restrict us from taking certain actions without Deutsche Telekom’s prior written consent as long as Deutsche Telekom beneficially owns 30% or more of the outstanding shares of our common stock, including:

•
the incurrence of debt (excluding certain permitted debt) if our consolidated ratio of debt to cash flow for the most recently ended four full fiscal quarters for which financial statements are available would exceed 5.25 to 1.0 on a pro forma basis;

•	the acquisition of any business, debt or equity interests, operations or assets of any person for consideration in excess of $1 billion;

•	the sale of any of our or our subsidiaries’ divisions, businesses, operations or equity interests for consideration in excess of $1 billion;

•	any change in the size of our board of directors;

•	the issuances of equity securities in excess of 10% of our outstanding shares or to repurchase debt held by Deutsche Telekom;

•	the repurchase or redemption of equity securities or the declaration of extraordinary or in-kind dividends or distributions other than on a pro rata basis;

•	or the termination or hiring of our chief executive officer.

These restrictions could prevent us from taking actions that our board of directors may otherwise determine are in the best interests of the Company and our stockholders or that may be in the best interests of our other stockholders.

Deutsche Telekom effectively has control over all matters submitted to our stockholders for approval, including the election or removal of directors, changes to our certificate of incorporation, a sale or merger of our company and other transactions requiring stockholder approval under Delaware law. Deutsche Telekom’s controlling interest may have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from seeking to acquire, the Company. Deutsche Telekom may have strategic, financial, or other interests different from our other stockholders, including as the holder of a substantial amount of our indebtedness and as the counter-party in a number of commercial arrangements, and may make decisions adverse to the interests of our other stakeholders.

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

In addition, we have reserved up to 38.684 million shares of common stock for issuance upon conversion of our preferred stock, subject to certain anti-dilution adjustments. The dividends on the preferred stock may also be paid in cash or, subject to certain limitations, shares of common stock or any combination of cash and shares of common stock. The issuance of additional shares of common stock upon conversion of, or in connection with the payment of dividends upon, the mandatory convertible preferred stock may depress our stock price.

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

•
availability of additional spectrum, whether by the announcement, commencement, bidding and closing of auctions for new spectrum or the acquisition of companies that own spectrum, and the extent to which we or our competitors succeed in acquiring additional spectrum.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, we leased approximately 60,000 cell sites, 64 switching centers and 8 data centers, totaling approximately 2.0 million square feet. In addition, we had 18 leased call centers, totaling approximately 1.4 million square feet, and 21 leased warehouses, totaling approximately 615,000 square feet. We also leased approximately 2,350 retail locations, including stores and kiosks ranging in size from approximately 100 square feet to 13,000 square feet.

We currently lease office space totaling approximately 1.0 million square feet for our corporate headquarters in Bellevue, Washington. We use these offices for engineering and administrative purposes. We also lease space throughout the U.S., totaling approximately 1.3 million square feet as of December 31, 2015, for use by our regional offices primarily for administrative, engineering and sales purposes.

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

Item 4. Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since October 27, 2015, our common stock has traded on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “TMUS.” From May 1, 2013, the first trading day after the closing of the business combination with MetroPCS, until October 26, 2015, our common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “TMUS.” As of December 31, 2015, there were 324 registered stockholders of record of our common stock, but we estimate the total number of stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

The high and low common stock sales prices per share were as follows:

	High	Low
Year Ended December 31, 2015
First Quarter	$33.48	$26.46
Second Quarter	40.77	31.19
Third Quarter	43.43	36.33
Fourth Quarter	42.06	34.24
Year Ended December 31, 2014
First Quarter	$33.92	$29.06
Second Quarter	35.50	27.62
Third Quarter	34.55	28.25
Fourth Quarter	29.60	24.26

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Our credit facilities and the indentures and supplemental indentures governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, restrict our ability to declare or pay dividends on our common stock. In addition, no dividend may be declared or paid on our common stock, other than dividends payable solely in shares of our common stock, unless all accrued dividends for all completed dividend periods have been declared and paid on our preferred stock. Other than to pay dividends on our preferred stock, we currently intend to retain future earnings, if any, to invest in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:

•	any applicable contractual or charter restrictions limiting our ability to pay dividends;

•	our earnings and cash flows;

•	our capital requirements;

•	our future needs for cash;

•	our financial condition; and

•	other factors our board of directors deems relevant.

Performance Graph

The graph below compares the five-year cumulative total returns of T-Mobile, the NASDAQ Composite index, the NYSE Composite index, the S&P 500 index and the Dow Jones US Mobile Telecommunications TSM index. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2010 to December 31, 2015. For periods prior to the closing of the business combination with MetroPCS, our stock price performance represents the stock price of MetroPCS, adjusted to reflect the 1-for-2 reverse stock split effected on April 30, 2013. After 2015, T-Mobile will no longer provide a comparison to the NYSE Composite index since we transferred the listing of our stock to the NASDAQ Stock Market on October 27, 2015.

	At December 31,
	2010	2011	2012	2013	2014	2015
T-Mobile US, Inc.	$100.00	$68.73	$78.70	$165.82	$132.79	$192.83
NYSE Composite	100.00	96.16	111.53	140.85	150.35	144.21
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Dow Jones US Mobile Telecommunications TSM	100.00	88.53	133.07	175.81	157.06	164.71

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Selected Financial Data

(in millions, except per share and customer amounts)	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data
Total service revenues	$24,821	$22,375	$19,068	$17,213	$18,481
Total revenues	32,053	29,564	24,420	19,719	20,618
Operating income (loss)	2,065	1,416	996	(6,397)	(4,279)
Total other expense, net	(1,087)	(1,003)	(945)	(589)	(655)
Income tax expense (benefit)	245	166	16	350	(216)
Net income (loss)	733	247	35	(7,336)	(4,718)
Net income (loss) attributable to common stockholders	678	247	35	(7,336)	(4,718)
Earnings (loss) per share:
Basic	0.83	0.31	0.05	(13.70)	(8.81)
Diluted	0.82	0.30	0.05	(13.70)	(8.81)
Balance Sheet Data
Cash and cash equivalents	$4,582	$5,315	$5,891	$394	$390
Property and equipment, net	20,000	16,245	15,349	12,807	12,703
Spectrum licenses	23,955	21,955	18,122	14,550	12,814
Total assets	62,436	56,653	49,953	33,622	40,609
Total debt, excluding tower obligations	26,266	21,960	20,189	14,945	15,627
Stockholders’ equity	16,557	15,663	14,245	6,115	15,785
Other Financial and Operational Data
Net cash provided by operating activities	$5,414	$4,146	$3,545	$3,862	$4,980
Purchases of property and equipment	(4,724)	(4,317)	(4,025)	(2,901)	(2,729)
Purchases of spectrum licenses and other intangible assets, including deposits	(1,935)	(2,900)	(381)	(387)	(23)
Net cash provided by financing activities	3,413	2,524	4,044	57	—
Total customers (in thousands)	63,282	55,018	46,684	33,389	33,185

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as expressly stated, the financial condition and results of operations discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Overview

The MD&A is intended to provide a reader of our financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements for the three years ended December 31, 2015 included in Part II, Item 8 of this Form 10-K.

Operating Highlights

We introduced our Un-carrier proposition in 2013 with the objective of eliminating customer pain points from the unnecessary complexity of the wireless communication industry. We believe the Un-carrier proposition has been successful as evidenced by our strong customer growth momentum since the launch of our Un-carrier proposition. Total net customer additions were 8,264,000 in 2015, broadly consistent compared to 8,334,000 in 2014 and a significant improvement compared to 4,377,000 in 2013. Our ability to acquire and retain branded customers is important to our business in the generation of revenues and we have continued to focus on retaining customers through our Un-carrier initiatives and ongoing network improvements. These initiatives have continued to provide an improved customer experience as evidenced by our strong improvement in branded postpaid phone churn of 1.39% in 2015 compared to 1.58% in 2014 and 1.69% in 2013.

In 2015, we introduced JUMP! On Demand which allows customers to lease a new wireless device and upgrade it for a new one up to three times in 12 months for no extra fee. At lease inception, devices are transferred from inventory to property and equipment. Devices are then depreciated to their estimated residual value over the lease term and revenues associated with the leased wireless devices are recognized over the term of the lease. Upon device upgrade or at lease end, customers must return or purchase their device.  As we do not re-lease handset devices, returned devices are recorded as inventory and are valued at the lower of cost or market with any write down to market recognized as cost of equipment sales.

Financial Highlights

We generate revenues by offering affordable wireless communication services to our postpaid, prepaid and wholesale customers, as well as through sales and leasing of a wide selection of wireless devices and accessories. Total revenues increased to $32.1 billion in 2015 compared to $29.6 billion in 2014 and $24.4 billion in 2013.

Our most significant expenses are related to acquiring and retaining high-quality customers, providing a full range of devices, compensating employees, and operating and expanding our network. Operating expenses were $30.0 billion in 2015, compared to $28.1 billion in 2014 and $23.4 billion in 2013.

Net income increased to $733 million in 2015, compared to $247 million in 2014 and $35 million in 2013. Adjusted EBITDA increased to $7.4 billion in 2015, compared to $5.6 billion in 2014 and $4.9 billion in 2013.

Liquidity and Capital Resources Highlights

The ongoing success of our Un-carrier proposition and continued modernization of our network has further repositioned T-Mobile to provide customers with an exceptional customer experience, which requires substantial investment in our business.

We have substantially completed the process of upgrading our network to LTE, which provides our customers with the fastest nationwide 4G LTE network in the United States. In addition, we are currently in the process of building out our network to utilize our 700 MHz A-Block spectrum licenses. Cash capital expenditures for property and equipment, excluding payments for capitalized interest, were $4.5 billion in 2015, compared to $4.3 billion in 2014 and $4.0 billion in 2013. Payments for capitalized interest costs included in purchases of property and equipment were $246 million in 2015, $65 million in 2014 and were not significant in 2013.

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

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and “Performance Measures” for a description of performance measures, such as Adjusted EBITDA and churn. The comparability of results in this Form 10-K to the year ended 2013 is affected by the inclusion of MetroPCS results after the completion of the business combination on April 30, 2013.

Results of Operations

Set forth below is a summary of consolidated results:

	Year Ended December 31,			Percentage Change 2015 Versus 2014	Percentage Change 2014 Versus 2013
(in millions)	2015	2014	2013
Revenues
Branded postpaid revenues	$16,383	$14,392	$13,166	14%	9%
Branded prepaid revenues	7,553	6,986	4,945	8%	41%
Wholesale revenues	692	731	613	(5)%	19%
Roaming and other service revenues	193	266	344	(27)%	(23)%
Total service revenues	24,821	22,375	19,068	11%	17%
Equipment revenues	6,718	6,789	5,033	(1)%	35%
Other revenues	514	400	319	29%	25%
Total revenues	32,053	29,564	24,420	8%	21%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	5,554	5,788	5,279	(4)%	10%
Cost of equipment sales	9,344	9,621	6,976	(3)%	38%
Selling, general and administrative	10,189	8,863	7,382	15%	20%
Depreciation and amortization	4,688	4,412	3,627	6%	22%
Cost of MetroPCS business combination	376	299	108	26%	NM
Gains on disposal of spectrum licenses	(163)	(840)	(2)	(81)%	NM
Other, net	—	5	54	NM	(91)%
Total operating expenses	29,988	28,148	23,424	7%	20%
Operating income	2,065	1,416	996	46%	42%
Other income (expense)
Interest expense	(1,085)	(1,073)	(545)	1%	97%
Interest expense to affiliates	(411)	(278)	(678)	48%	(59)%
Interest income	420	359	189	17%	90%
Other income (expense), net	(11)	(11)	89	NM	NM
Total other expense, net	(1,087)	(1,003)	(945)	8%	6%
Income before income taxes	978	413	51	NM	NM
Income tax expense	245	166	16	48%	NM
Net income	$733	$247	$35	NM	NM
NM – Not Meaningful

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Branded postpaid revenues increased $2.0 billion, or 14%, in 2015, compared to 2014. The increase was primarily attributable to growth in the number of average branded postpaid phone and mobile broadband customers driven by strong customer response to our Un-carrier initiatives and promotions for services and devices. Additional increases resulted from customer adoption of upgrade and insurance programs, and an increase in regulatory program revenues. The increase was partially offset by lower branded postpaid phone average revenue per user (“ARPU”). See “Performance Measures” for further information on branded postpaid phone ARPU.

Branded prepaid revenues increased $567 million, or 8%, in 2015, compared to 2014. The increase was primarily attributable to growth in the number of average branded prepaid customers driven by the success of our MetroPCS brand promotional activities and continued growth in expansion markets.

Wholesale revenues decreased $39 million, or 5%, in 2015, compared to 2014. The decrease was primarily attributable to revised agreements with certain MVNO partners in 2015, partially offset by growth in customers of certain MVNO partners.

Roaming and other service revenues decreased $73 million, or 27%, in 2015, compared to 2014. The decrease was primarily attributable to lower international roaming revenues driven by changes in contractual arrangements with certain roaming partners and a reduction in early termination fees.

Equipment revenues decreased $71 million, or 1%, in 2015, compared to 2014. The decrease was primarily attributable to a lower average revenue per device sold, due in part to the impact of customers shifting to leasing higher-end devices with JUMP! On Demand, partially offset by growth in the number of devices and accessories sold. With JUMP! On Demand, revenues associated with leased wireless devices are recognized over the term of the lease rather than when the device is delivered to the customer. If customers continue to shift to leasing devices with JUMP! On Demand, equipment revenues may continue to decrease in 2016. Despite the increase in the number of devices leased in 2015 following the launch of JUMP! On Demand, the unit volume of device sales increased 5% in 2015, compared to 2014.

We financed $5.2 billion of devices through EIP during 2015, a decrease from $5.8 billion in 2014, primarily due to a decline in devices financed through EIP as customers increasingly shifted to leasing devices with JUMP! On Demand.

Other revenues increased $114 million, or 29%, in 2015, compared to 2014. The increase was primarily attributable to higher non-service revenues from revenue share agreements with third parties.

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

•
Selling, general and administrative consists of costs not directly attributable to providing wireless service for the operation of sales, customer care and corporate activities. These include commissions paid to dealers and retail employees for activations and upgrades, labor and facilities costs associated with retail sales force and administrative space, marketing and promotional costs, customer support and billing, bad debt expense, loss on sale of receivables and administrative support activities.

Cost of services decreased $234 million, or 4%, in 2015, compared to 2014. The decrease was primarily attributable to synergies realized from the decommissioning of the MetroPCS CDMA network and lower lease expense associated with spectrum license lease agreements. Additionally, a reduction in certain regulatory program costs contributed to the decrease. The decrease was partially offset by increases related to our network expansion and build-out of our 700 MHz A-Block spectrum.

Cost of equipment sales decreased $277 million, or 3%, in 2015, compared to 2014. The decrease was primarily attributable to a lower average cost per device sold, mainly due to the impact of customers shifting to leasing higher-end devices with JUMP! On Demand, partially offset by growth in the number of devices and accessories sold. With JUMP! On Demand, the cost of the leased wireless device is capitalized and recognized as depreciation expense over the term of the lease rather than recognized as cost of equipment sales when the device is delivered to the customer. If customers continue to shift to leasing devices with JUMP! On Demand, cost of equipment sales may continue to decrease in 2016. Despite the increase in the number of devices leased in 2015 following the launch of JUMP! On Demand, the unit volume of device sales increased 5% in 2015, compared to 2014.

Selling, general and administrative increased $1.3 billion, or 15%, in 2015, compared to 2014. The increase was primarily to support the growing customer base, which also increased 15% in 2015, and reflects increases in employee-related costs, promotional costs, commissions, bad debt expense and losses from sales of receivables primarily resulting from growth in the customer base and in the EIP program.

Depreciation and amortization increased $276 million, or 6%, in 2015, compared to 2014 primarily driven by $312 million in depreciation expense as a result of the launch of our JUMP! On Demand program. With JUMP! On Demand, the cost of the leased wireless device is depreciated to its estimated residual value over the lease term rather than recognized as cost of equipment sales when the device is delivered to the customer. If customers continue to shift to leasing devices with JUMP! On Demand, we expect depreciation associated with leased wireless devices to continue to increase in 2016.

Cost of MetroPCS business combination of $376 million in 2015 primarily reflects network decommissioning costs associated with the business combination. In 2014, we began decommissioning the MetroPCS CDMA network and certain other redundant network cell sites. On July 1, 2015, T-Mobile officially completed the shutdown of the MetroPCS CDMA network. Network decommissioning costs, which are excluded from Adjusted EBITDA, primarily relate to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites. Although we expect to incur additional network decommissioning costs in 2016 as cell site assets are removed, these costs are not expected to be significant. See Note 2 – Business Combination with MetroPCS of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Gains on disposal of spectrum licenses of $163 million in 2015 primarily consisted of a non-cash gain of $139 million from spectrum license transactions with Verizon recorded in the fourth quarter of 2015. Gains on disposal of spectrum licenses of $840 million in 2014 primarily consisted of non-cash gains from spectrum license transactions with Verizon, and to a lesser extent, a non-cash gain from a spectrum license transaction with AT&T during the fourth quarter of 2014. See Note 6 – Goodwill, Spectrum Licenses and Other Intangible Assets of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Other Income (Expense)

Interest expense increased $12 million, or 1%, in 2015, compared to 2014. The increase was primarily attributable to higher debt balances with third parties in 2015 compared to 2014, partially offset by a decrease from interest costs that were capitalized associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses.

Interest expense to affiliates increased $133 million, or 48%, in 2015, compared to 2014. The increase was primarily attributable to changes in the fair value of embedded derivative instruments associated with the Senior Reset Notes issued to Deutsche Telekom, partially offset by a decrease from interest costs that were capitalized associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses.

Interest income increased $61 million, or 17%, in 2015, compared to 2014. The increase was primarily attributable to higher interest income from devices financed through EIP. Interest associated with EIP receivables is imputed at the time of sale and then recognized over the financed installment term. See Note 4 – Equipment Installment Plan Receivables of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Income Taxes

Income tax expense increased $79 million in 2015, compared to 2014 primarily due to an increase in pre-tax income, partially offset by a lower effective tax rate. The effective tax rate was 25.1% in 2015, compared to 40.2% in 2014. The decrease in the effective income tax rate was primarily due to the impact of discrete income tax items recognized in 2015, including recent changes in state and local income tax laws and the recognition of foreign tax credits.

Net Income

Net income increased $486 million in 2015, compared to 2014, as a result of the factors described above.

Guarantor Subsidiaries

Pursuant to the indenture and the supplemental indentures, the long-term debt to affiliates and third parties of T-Mobile USA, Inc. (“Issuer”), excluding Senior Secured Term Loans and capital leases, is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile US, Inc. (“Parent”) and certain of the Issuer’s 100% owned subsidiaries (“Guarantor Subsidiaries”). Additionally, T-Mobile USA incurred $2.0 billion of Senior Secured Term Loans in 2015, which are secured by a first priority lien on substantially all of T-Mobile USA’s assets and the assets of T-Mobile USA’s Guarantor Subsidiaries. In addition, the Senior Secured Term Loans are subject to a first priority pledge of the equity interests held by T-Mobile USA and substantially all of its direct and indirect subsidiaries.

In the fourth quarter of 2015, T-Mobile entered into an arrangement to sell certain EIP accounts receivable on a revolving basis. In connection with the sales arrangement, the Company formed a wholly-owned subsidiary to sell EIP accounts receivables (“EIP BRE”), which is included in the Non-Guarantor Subsidiaries condensed consolidating financial information. See Note 3 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

The financial condition of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition. Similarly, the results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. As of December 31, 2015 and December 31, 2014, the most significant components of the financial condition of the Non-Guarantor Subsidiaries were property and equipment of $454 million and $537 million, respectively, tower obligations of $2.2 billion and $2.3 billion, respectively, and stockholders’ deficit of $1.4 billion and $1.5 billion, respectively. The most significant components of the results of operations of our Non-Guarantor Subsidiaries in 2015 were service revenues of $1.7 billion, partially offset by costs of equipment sales of $720 million and selling, general and administrative expenses of $733 million resulting in a net comprehensive income of $60 million. In 2014, service revenues of $1.3 billion were offset by costs of equipment sales of $702 million, selling, general and administrative expenses of $518 million and other items resulting in a net comprehensive loss of $38 million. See Note 15 – Guarantor Financial Information of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Branded postpaid revenues increased $1.2 billion, or 9%, in 2014, compared to 2013. The increase was primarily attributable to growth in the number of average branded postpaid customers driven by the continued success of our Un-carrier proposition and strong customer response to promotions for services and devices. Additional increases resulted from customer adoption of upgrade and insurance programs and changes in requalification requirements for corporate discount programs. The increase was partially offset by lower branded postpaid average revenue per account (“ARPA”). See “Performance Measures” for further information on ARPA. Branded postpaid ARPA was negatively impacted by continued growth of our Simple Choice plans, which have lower monthly service charges compared to traditional bundled plans. Branded postpaid customers on Simple Choice plans increased over the past twelve months to 89% of the branded postpaid customer base as of December 31, 2014, compared to 69% as of December 31, 2013.

Branded prepaid revenues increased $2.0 billion, or 41%, in 2014, compared to 2013. The increase was primarily driven by growth of the customer base from the expansion of the MetroPCS brand and an increase in promotional activities. In addition, the inclusion of MetroPCS operating results for the full year period following the business combination in April 2013 contributed to the increase.

Wholesale revenues increased $118 million, or 19%, in 2014, compared to 2013. The increase was primarily attributable to growth in customer programs and monthly plans, including data, offered by our MVNO partners and changes to our MVNO contractual arrangements.

Roaming and other service revenues decreased $78 million, or 23%, in 2014, compared to 2013, primarily due to a decline in early termination fees (“ETFs”) following our introduction of the no annual service contract feature of the Simple Choice plan launched in March 2013.

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

Gains on disposal of spectrum licenses of $840 million in 2014 primarily consisted of non-cash gains from spectrum license transactions with Verizon, and to a lesser extent, a non-cash gain from a spectrum license transaction with AT&T during the fourth quarter of 2014. See Note 6 – Goodwill, Spectrum Licenses and Other Intangible Assets of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Other, net decreased $49 million, or 91%, in 2014, compared to 2013. The decrease was primarily due to our 2013 restructuring program to align our operations to our new strategy and position the company for future growth. Costs associated with the 2013 restructuring program primarily consisted of severance and other personnel-related costs.

Other Income (Expense)

Interest expense increased $528 million, or 97%, in 2014, compared to 2013. The increase was primarily the result of higher debt balances in 2014 compared to 2013, including Senior Notes issued in 2013, the assumption of MetroPCS long-term debt in connection with the business combination in April 2013, the reclassification of non-reset notes from long-term debt to affiliates to long-term debt following Deutsche Telekom’s sale of the non-reset notes in October 2013, and to a lesser extent, the issuance of new senior unsecured notes in September 2014.

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

Interest income increased $170 million, or 90%, in 2014, compared to 2013. The increase was the result of significant growth in devices financed through EIP. Interest associated with EIP receivables is imputed at the time of sale and then recognized over the financed installment term.

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

Net Income

Net income increased $212 million in 2014, compared to 2013, as a result of the factors described above.

Guarantor Subsidiaries

Pursuant to the indenture and the supplemental indentures, the long-term debt to affiliates and third parties, excluding capital leases, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile US, Inc. (“Parent”) and certain of T-Mobile USA’s (“Issuer”) 100% owned subsidiaries (“Guarantor Subsidiaries”). In 2014, T-Mobile entered into a two-year arrangement to sell certain service accounts receivable on a revolving basis. In connection with the arrangement, the Company formed the Service BRE, which is included in the Non-Guarantor Subsidiaries condensed consolidating financial information. See Note 3 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

The financial condition of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition. Similarly, the results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. As of December 31, 2014, the most significant components of the financial condition of the Non-Guarantor Subsidiaries were property and equipment of $537 million, tower obligations of $2.3 billion, and stockholders’ deficit of $1.5 billion. The most significant components of the results of operations of our Non-Guarantor Subsidiaries in 2013, were service revenues of $823 million offset by costs of equipment sales of $552 million, resulting in a net comprehensive loss of $52 million.

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

Total Customers

A customer is generally defined as a SIM card with a unique T-Mobile identity number which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service utilizing phones or mobile broadband devices (including tablets), where they generally pay after incurring service, or prepaid service, where they generally pay in advance. Wholesale customers include M2M and MVNO customers that operate on our network, but are managed by wholesale partners.

The following table sets forth the number of ending customers:

(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Customers, end of period
Branded postpaid phone customers	29,355	25,844	21,797
Branded postpaid mobile broadband customers	2,340	1,341	502
Total branded postpaid customers	31,695	27,185	22,299
Branded prepaid customers	17,631	16,316	15,072
Total branded customers	49,326	43,501	37,371
Wholesale customers	13,956	11,517	9,313
Total customers, end of period	63,282	55,018	46,684

The following table sets forth the number of net customer additions:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net customer additions
Branded postpaid phone customers	3,511	4,047	1,938
Branded postpaid mobile broadband customers	999	839	68
Total branded postpaid customers	4,510	4,886	2,006
Branded prepaid customers	1,315	1,244	328
Total branded customers	5,825	6,130	2,334
Wholesale customers	2,439	2,204	2,043
Total net customer additions	8,264	8,334	4,377
Acquired customers	—	—	8,918

Net customer additions were 8,264,000 in 2015, compared to net customer additions of 8,334,000 in 2014. At December 31, 2015, we had 63.3 million customers, a 15% increase from the customer total as of December 31, 2014, as a result of growth in the customer categories described below.

Net customer additions were 8,334,000 in 2014, compared to 4,377,000 net customer additions, excluding customers acquired as a result of the MetroPCS business combination, in 2013. At December 31, 2014, we had 55.0 million customers, an 18% increase from the customer total as of December 31, 2013, as a result of growth in the customer categories described below.

Branded Customers

Branded postpaid phone net customer additions were 3,511,000 in 2015, compared to 4,047,000 in 2014. Branded postpaid phone net customer additions remained strong in 2015 driven by positive customer response to our Un-carrier initiatives, ongoing network improvements and promotional activities. Branded postpaid phone gross customer additions in 2015 were lower compared to 2014, which included the introduction of Un-carrier 4.0 Contract Freedom and certain attractive family rate plan promotions. Included in the branded postpaid phone net customer additions were approximately 765,000 qualified branded prepaid customers upgrading to branded postpaid plans in 2015, compared to approximately 420,000 in 2014.

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

Branded postpaid mobile broadband net customer additions were 999,000 in 2015, compared to 839,000 in 2014. The increase was primarily attributable to higher gross customer additions driven by promotions for mobile broadband devices, partially offset by higher deactivations resulting from the discontinuation of certain promotional pricing for mobile broadband services and ongoing competitive activity in the marketplace.

Branded postpaid mobile broadband net customer additions were 839,000 in 2014, compared to branded postpaid mobile broadband net customer additions of 68,000 in 2013. The significant increase was driven by strong customer response to promotions for mobile broadband services and devices.

Branded prepaid net customer additions were 1,315,000 in 2015, compared to 1,244,000 in 2014. The increase was primarily attributable to higher gross customer additions driven by the success of our MetroPCS brand promotional activities and continued growth in expansion markets. Included in the branded prepaid net customer additions were approximately 765,000 qualified branded prepaid customers upgrading to branded postpaid plans in 2015, compared to approximately 420,000 in 2014.

Branded prepaid net customer additions were 1,244,000 in 2014, compared to 328,000 branded prepaid net customer additions, excluding customers of MetroPCS acquired as a result of the business combination, in 2013. The increase in customer development was attributable to higher branded prepaid gross customer additions due to the growth and expansion of the MetroPCS brand, including the launch into additional markets following the MetroPCS business combination in April 2013. This increase was offset, in part, by higher deactivations from the competitive environment in the prepaid market.

Wholesale

Wholesale net customer additions were 2,439,000 in 2015, compared to 2,204,000 in 2014. The increase was primarily attributable to higher MVNO gross customer additions, partially offset by higher MVNO deactivations.

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

	Year Ended December 31,
	2015	2014	2013
Branded postpaid customers per account	2.54	2.36	2.18

Branded postpaid customers per account were 2.54 as of December 31, 2015, compared to 2.36 as of December 31, 2014. The increase was primarily driven by service promotions targeting families and increased penetration of mobile broadband devices.

Branded postpaid customers per account were 2.36 as of December 31, 2014, compared to 2.18 as of December 31, 2013. The increase was primarily due to an increase in the average number of branded postpaid phone customers per account resulting from promotions for services, including the “4 for $100” offer, and increased penetration of mobile broadband devices.

Churn

Churn represents the number of customers whose service was disconnected as a percentage of the average number of customers during the specified period. The number of customers whose service was disconnected is presented net of customers that subsequently have their service restored. We believe that churn provides management with useful information to evaluate customer retention and loyalty.

	Year Ended December 31,
	2015	2014	2013
Branded postpaid phone churn	1.39%	1.58%	1.69%
Branded prepaid churn	4.45%	4.76%	5.37%

Branded postpaid phone churn was 1.39% in 2015, a 19 basis point improvement compared to 1.58% in 2014. The improvement in branded postpaid phone churn reflects ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace, resulting in increased customer satisfaction and loyalty.

Branded postpaid phone churn was 1.58% in 2014, an 11 basis point improvement compared to 1.69% in 2013. The improvement in branded postpaid phone churn was impacted by the continued success of our Un-carrier initiatives resulting in increased customer loyalty.

Branded prepaid churn was 4.45% in 2015, compared to 4.76% in 2014. Branded prepaid churn for 2015 was impacted by a methodology change during 2015 that had no impact on our reported branded prepaid ending customers or net customer additions, but resulted in computationally lower gross customer additions and deactivations. Revision of prior periods was not practicable because certain historical data was no longer available.

Branded prepaid churn was 4.76% in 2014, a 61 basis point improvement compared to 5.37% in 2013. The improvement was primarily due to the inclusion and growth of MetroPCS customers, which represent the largest portion of the branded prepaid customer base and historically have lower rates of churn than T-Mobile branded prepaid customers.

Average Revenue Per User, Average Billings Per User, Average Revenue Per Account and Average Billings Per Account

Average Revenue Per User (“ARPU”) represents the average monthly service revenue earned from customers. We believe ARPU provides management, investors and analysts with useful information to assess and evaluate our service revenue realization per customer and assist in forecasting our future service revenues generated from our customer base. Branded postpaid phone ARPU excludes mobile broadband customers and related revenues.

Average Billings Per User (“ABPU”) represents the average monthly customer billings, including monthly lease revenues and EIP billings, per customer. We believe branded postpaid ABPU provides management, investors and analysts with useful information to evaluate average branded postpaid customer billings as it is indicative of estimated cash collections, including device financing payments, from our customers each month.

Average Revenue Per Account (“ARPA”) represents the average monthly branded postpaid service revenue earned per account. An account may include branded postpaid phone and mobile broadband customers.

Average Billings Per Account (“ABPA”) represents the average monthly branded postpaid customer billings, including monthly lease revenues and EIP billings, per account.

To streamline the number of key performance metrics T-Mobile discloses, we will discontinue reporting branded postpaid ARPA and ABPA after the fourth quarter of 2015.  Going forward, we will continue reporting branded postpaid customers per account which may be used, along with our branded postpaid service revenues, to assess performance on a per account basis.

The following tables illustrate the calculation of ARPU and ABPU and reconcile these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU and ABPU:

	Year Ended December 31,
(in millions, except average number of customers, ARPU and ABPU)	2015	2014	2013
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$16,383	$14,392	$13,166
Less: Branded postpaid mobile broadband revenues	(588)	(261)	(169)
Branded postpaid phone service revenues	$15,795	$14,131	$12,997
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	27,604	23,817	20,424
Branded postpaid phone ARPU	$47.68	$49.44	$53.03

Calculation of Branded Postpaid ABPU
Branded postpaid service revenues	$16,383	$14,392	$13,166
EIP billings	5,494	3,596	1,471
Lease revenues	224	—	—
Total billings for branded postpaid customers	$22,101	$17,988	$14,637
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	29,341	24,683	20,858
Branded postpaid ABPU	$62.77	$60.73	$58.48

Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$7,553	$6,986	$4,945
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	16,704	15,691	11,913
Branded prepaid ARPU	$37.68	$37.10	$34.59

The following tables illustrate the calculation of ARPA and ABPA and reconcile these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPA and ABPA:

	Year Ended December 31,
(in millions, except average number of accounts, ARPA and ABPA)	2015	2014	2013
Calculation of Branded Postpaid ARPA
Branded postpaid service revenues	$16,383	$14,392	$13,166
Divided by: Average number of branded postpaid accounts (in thousands) and number of months in period	12,028	11,008	9,638
Branded postpaid ARPA	$113.50	$108.95	$113.84

Calculation of Branded Postpaid ABPA
Branded postpaid service revenues	$16,383	$14,392	$13,166
EIP billings	5,494	3,596	1,471
Lease revenues	224	—	—
Total billings for branded postpaid customers	$22,101	$17,988	$14,637
Divided by: Average number of branded postpaid accounts (in thousands) and number of months in period	12,028	11,008	9,638
Branded postpaid ABPA	$153.12	$136.17	$126.55

Branded Postpaid Phone ARPU and Branded Postpaid ABPU:

Branded postpaid phone ARPU decreased $1.76, or 4%, for 2015, compared to 2014. The decrease was primarily attributable to dilution from the continued growth of customers on Simple Choice plans and promotions targeting families. The decrease was partially offset by an increase in regulatory program revenues.

Branded postpaid phone ARPU decreased $3.59, or 7%, for 2014, compared to 2013. The decrease was primarily due to the continued growth of customers on Simple Choice plans, which have lower monthly service charges compared to traditional bundled plans, and promotions for services, including the “4 for $100” offer.

Branded postpaid ABPU increased $2.04, or 3%, for 2015, compared to 2014. The increase was primarily attributable to growth in devices financed by customers through the EIP and JUMP! on Demand programs, partially offset by lower branded postpaid phone ARPU, as described above.

Branded postpaid ABPU increased $2.25, or 4%, for 2014, compared to 2013. The increase was primarily due to growth in devices financed through EIP, offset in part by lower branded postpaid phone ARPU.

Branded Prepaid ARPU:

Branded prepaid ARPU increased $0.58, or 2%, for 2015, compared to 2014. The increase was primarily attributable to an increase in the mix of branded prepaid customers choosing plans with more data, which generate a higher ARPU, partially offset by dilution from growth of customers on rate plan promotions.

Branded prepaid ARPU increased $2.51, or 7%, for 2014, compared to 2013. The increase was primarily due to the inclusion and growth of the MetroPCS customer base, which generate higher ARPU than the rest of T-Mobile’s branded prepaid customers.

Branded Postpaid ARPA and Branded Postpaid ABPA:

Branded postpaid ARPA increased $4.55, or 4%, for 2015, compared to 2014. The increase was primarily attributable to an increasing number of branded postpaid phone and mobile broadband customers per account and an increase in regulatory program revenues, partially offset by dilution from continued growth of customers on promotions targeting families.

Branded postpaid ARPA decreased $4.89, or 4%, for 2014, compared to 2013. The decrease was primarily due to the continued growth of customers on Simple Choice plans, which have lower monthly service charges compared to traditional bundled plans, and promotions for services, including the “4 for $100” offer.

Branded postpaid ABPA increased $16.95, or 12%, for 2015 compared to 2014. The increase was primarily attributable to growth in devices financed by customers through the EIP and JUMP! on Demand programs and an increase in branded postpaid ARPA, as described above.

Branded postpaid ABPA increased $9.62, or 8%, for 2014 compared to 2013. The increase was primarily due to growth in devices financed through EIP, offset in part by lower branded postpaid ARPA, as described above.

Adjusted EBITDA

Adjusted EBITDA represents earnings before interest expense (net of interest income), tax, depreciation, amortization, stock-based compensation and expenses not reflective of T-Mobile’s operating performance. Adjusted EBITDA margin represents Adjusted EBITDA divided by service revenues.

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitate comparisons with other wireless communications companies because it is more indicative of our ongoing performance and trends by excluding certain expenses which are either nonrecurring or may not be indicative of our directly controllable operating results. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net income, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net income	$733	$247	$35
Adjustments:
Interest expense	1,085	1,073	545
Interest expense to affiliates	411	278	678
Interest income	(420)	(359)	(189)
Other expense (income), net	11	11	(89)
Income tax expense	245	166	16
Operating income	2,065	1,416	996
Depreciation and amortization	4,688	4,412	3,627
Cost of MetroPCS business combination	376	299	108
Stock-based compensation (1)	222	211	100
Gains on disposal of spectrum licenses (1)	—	(720)	—
Other, net (1)	42	18	54
Adjusted EBITDA	$7,393	$5,636	$4,885
Adjusted EBITDA margin	30%	25%	26%

(1)
Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the consolidated financial statements. Gains on disposal of spectrum licenses and Other, net transactions may not agree to the Consolidated Statements of Comprehensive Income (Loss) primarily due to certain routine operating activities, such as routine spectrum license exchanges that would be expected to reoccur, and are therefore included in Adjusted EBITDA.

Adjusted EBITDA increased 31% for 2015, compared to 2014. Adjusted EBITDA benefited from increased branded postpaid and prepaid revenues driven by strong customer response to our Un-carrier initiatives and the ongoing success of our promotional activities. Additionally, Adjusted EBITDA was positively impacted by focused cost control and synergies realized from the MetroPCS business combination, especially in cost of services. Decreased losses on equipment also contributed to the increase in Adjusted EBITDA primarily due to the impact of customers shifting to leasing devices with JUMP! On Demand as the related costs are capitalized and depreciated over the lease term and are excluded from Adjusted EBITDA. In connection with JUMP! On Demand, we had lease revenues of $224 million and depreciation expense of $312 million related to leased wireless devices in 2015. These increases were partially offset by higher selling, general and administrative expenses.

Adjusted EBITDA increased 15% for 2014, compared to 2013. Adjusted EBITDA was positively impacted by increased branded postpaid revenues resulting from the continued success of our Un-carrier value proposition and strong customer response to promotional activities, as well as the inclusion of MetroPCS operating results since the business combination in 2013, including branded prepaid revenue growth from expansion of the MetroPCS brand. This increase was partially offset by higher selling, general and administrative expenses and losses on equipment sales.

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

The following table illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net cash provided by operating activities	$5,414	$4,146	$3,545
Cash purchases of property and equipment	(4,724)	(4,317)	(4,025)
Free Cash Flow	$690	$(171)	$(480)

Free Cash Flow increased $861 million for 2015, compared to 2014, and $309 million for 2014, compared to 2013. The increases were primarily due to higher net cash provided by operating activities resulting from total revenue growth in excess of total operating expense growth, partially offset by higher purchases of property and equipment. See Liquidity and Capital Resources for further information.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of long-term debt, common and preferred stock, the sale of certain receivables and financing arrangements of vendor payables which effectively extend payment terms. In addition, we maintain an unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings.

As of December 31, 2015, our cash and cash equivalents were $4.6 billion and our short-term investments were $3.0 billion. We generated net cash provided by operating activities of $5.4 billion in 2015, compared to $4.1 billion in 2014 and $3.5 billion in 2013. As of December 31, 2015, our total debt was $26.3 billion, excluding our tower obligations as described Note 9 – Tower Obligations of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The following were the primary changes in sources of liquidity in 2015:

•	We issued new Senior Notes to third parties in aggregate principal amounts of $2.0 billion and incurred $2.0 billion of Senior Secured Term Loans in the fourth quarter of 2015.

•
We entered into master lease agreements with certain partners, which provide us with the ability to enter into capital lease agreements for network equipment up to $750 million. In 2015, we entered into capital lease agreements of $470 million.

•
We introduced JUMP! On Demand, which allows eligible customers the option to lease their devices over a period of up to 18 months. If the mix of devices financed through EIP or leases continue to increase, device financing programs will continue to require a greater use of operating cash flows in the short term since cash collections are received over the EIP or lease term.

•
As an additional source of liquidity, we entered into an $800 million arrangement to sell certain EIP receivables on a revolving basis of which $150 million is scheduled to expire July 2016 and $650 million is scheduled to expire November 2017. See Note 3 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

We could seek additional sources of liquidity through the issuance of long-term debt in 2016 to continue to opportunistically acquire spectrum licenses in private party transactions and future FCC spectrum license auctions, including the broadcast incentive auction in 2016. In addition to the $4.0 billion in proceeds from the issuance of Senior Notes to third parties and Senior Secured Term Loans in 2015, we believe we have the capacity to raise an additional $6.0 billion in debt to fund such spectrum acquisitions, subject to market and other conditions, without adversely impacting our credit ratings. Excluding any additional liquidity needed to acquire spectrum, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity requirements in the next 12 months and intend to use our principal sources of funding for general corporate purposes, including capital investments other than spectrum licenses, and enhancing our financial flexibility.

We determine future liquidity requirements, for both operations and capital expenditures, based in large part upon projected financial and operating performance, and opportunities to acquire additional spectrum. We regularly review and update these projections for changes in current and projected financial and operating results, general economic conditions, the competitive landscape and other factors. There are a number of risks and uncertainties that could cause our financial and operating results and capital requirements to differ materially from our projections, which could cause future liquidity to differ materially from our assessment.

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit our ability to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of December 31, 2015.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure.

The property and equipment capital expenditures primarily relate to our network modernization, including the build out of LTE 700 MHz A-Block spectrum licenses. We expect cash capital expenditures for property and equipment to be in the range of $4.5 billion to $4.8 billion in 2016. This does not include property and equipment obtained through capital lease agreements, leased wireless devices transferred from inventory or purchases of spectrum licenses.

Cash Flows

The following table summarizes the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net cash provided by operating activities	$5,414	$4,146	$3,545
Net cash used in investing activities	(9,560)	(7,246)	(2,092)
Net cash provided by financing activities	3,413	2,524	4,044

Operating Activities

Cash provided by operating activities was $5.4 billion in 2015, compared to $4.1 billion in 2014. Cash provided by operating activities increased in 2015 primarily as a result of increased operating income from growth of branded postpaid and branded prepaid revenues partially offset by higher selling, general and administrative costs. Additionally, proceeds from the sale of certain EIP receivables contributed to the increase. This increase was partially offset by the timing of working capital payments and device financing through EIP and the introduction of T-Mobile’s JUMP! On Demand wireless device leasing program.

Cash provided by operating activities was $4.1 billion in 2014, compared to $3.5 billion in 2013. The increase in cash flow provided by operating activities was driven by several factors. Our operating income, exclusive of non-cash items such as depreciation and amortization and gains from spectrum license transactions, increased slightly compared to the prior year. This was primarily a result of increases in branded postpaid revenues due to our acceleration of customer growth partially offset by higher selling, general and administrative costs and losses on equipment sales. Net changes in working capital increased slightly. This was primarily a result of increases in accounts payable and accrued liabilities due to the timing of vendor payments and proceeds from the sales of certain service receivables related to the factoring arrangement. The increases in working capital were mostly offset by increases in EIP receivables as a result of significant growth in devices financed through EIP and increases in inventories.

Investing Activities

Cash used in investing activities was $9.6 billion in 2015, compared to $7.2 billion used in 2014. In 2015, cash used in investing activities consisted of purchases of property and equipment of $4.7 billion due primarily to the build out of our LTE network, purchases of short-term investments of $3.0 billion and purchases of intangible assets of $1.9 billion primarily due to $1.4 billion of AWS spectrum licenses acquired through the AWS auction conducted by the FCC.

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

Financing Activities

Cash provided by financing activities was $3.4 billion in 2015, compared to $2.5 billion in 2014. In 2015, cash provided by financing activities consisted of proceeds from issuance of long-term debt of $4.0 billion partially offset by net repayments of short-term debt of $564 million.

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

Contractual Obligations

The following table summarizes our contractual obligations and borrowings as of December 31, 2015 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$20	$540	$6,040	$18,600	$25,200
Interest on long-term debt	1,559	3,194	2,860	2,804	10,417
Capital lease obligations, including interest	199	347	184	267	997
Tower obligations (2)	179	360	361	1,315	2,215
Operating leases	2,379	4,281	3,579	5,583	15,822
Purchase obligations (3)	2,865	3,922	1,343	1,304	9,434
Network decommissioning (4)	129	175	109	82	495
Total contractual obligations	$7,330	$12,819	$14,476	$29,955	$64,580

(1)
Represents principal amounts of long-term debt to affiliates and third parties at maturity, excluding unamortized premium from purchase price allocation fair value adjustment, capital lease obligations and vendor financing arrangements. See Note 8 – Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

(2)
Future minimum payments, including principal and interest payments and imputed lease rental income, related to the tower obligations. See Note 9 – Tower Obligations of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

(3)
T-Mobile calculated the minimum obligation for certain agreements to purchase goods or services based on termination fees that can be paid to exit the contract. Termination penalties are included in the above table as payments due in less than one year, as this is the earliest T-Mobile could exit these contracts. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of December 31, 2015 under normal business purposes. See Note 13 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

(4)
Represents future undiscounted cash flows related to decommissioned MetroPCS CDMA network and certain other redundant cell sites as of December 31, 2015. See Note 2 – Business Combination with MetroPCS of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Certain commitments and obligations are included in the table based on the year of required payment or an estimate of the year of payment. Other long-term liabilities, excluding network decommissioning, have been omitted from the table above due to the uncertainty of the timing of payments, combined with the absence of historical trending to be used as a predictor of such payments. In addition, because dividends on preferred stock are subject to approval by our Board of Directors, amounts are not included in the preceding table unless such authorization has occurred and the dividend has not been paid. See Note 14 – Additional Financial Information of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

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

Off-Balance Sheet Arrangements

In the fourth quarter of 2015, we entered into an arrangement to sell certain EIP accounts receivable on a revolving basis through November 2017 as an additional source of liquidity. In 2014, we entered into an arrangement, as amended, to sell certain service accounts receivable on a revolving basis through March 2017 as an additional source of liquidity. As of December 31, 2015, T-Mobile derecognized net receivables of $1.9 billion upon sale through these arrangements.  See Note 3 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates in 2015 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

Deutsche Telekom, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. In 2015, gross revenues of all Deutsche Telekom affiliates generated by roaming and interconnection traffic with Iran were less than $1 million and estimated net profits were less than $1 million.

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities in 2015 were less than $0.1 million. We understand that Deutsche Telekom intends to continue these activities.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

These policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. These estimates are inherently subject to judgment and actual results could differ from those estimates.
Allowances

We maintain an allowance for estimated losses inherent in the accounts receivable portfolio. When determining the allowance, we consider a number of factors, including historical experience and current collection trends, aging of the receivable portfolio, credit quality of the customer base and other qualitative factors such as macro-economic conditions.

Credit collection risks are assessed for each type of receivable, such as EIP receivables, based upon historical and expected write-offs, net of recoveries, and an analysis of the aged accounts receivable balances with reserves generally increasing as the receivable ages. To the extent that actual loss experience differs significantly from historical trends or assumptions, the required allowance amounts could differ from the estimate. We write off account balances if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on customer credit ratings and the length of time from the original billing date.

We offer certain retail customers the option to pay for devices and other accessories in installments using an EIP. At the time of an installment sale, we impute a discount for interest as there is no stated rate of interest on the EIP receivables and record the EIP receivables at their present value, which is determined by discounting future payments at the imputed interest rate. The difference between the present value of the EIP receivables and their face amount results in a discount which is recorded as a direct reduction to the carrying value with a corresponding reduction to equipment revenues. We determine the imputed discount rate based primarily on current market interest rates and the amount of expected credit losses on the EIP receivables. As a result, we do not recognize a separate valuation allowance at the time of issuance as the effects of uncertainty about future cash flows are included in the initial present value measurement of the receivable. The imputed discount on EIP receivables is amortized over the financed installment term using the effective interest method and recognized as interest income in Other income (expense), net.

Subsequent to the initial determination of the imputed discount, we assess the need for and, if necessary, recognize an allowance for credit losses to the extent the amount of estimated probable losses on the gross EIP receivables exceed the remaining unamortized imputed discount balances.

Total imputed discount and allowances as of December 31, 2015 and 2014 was approximately 8.2% and 7.4%, respectively, of the total amount of gross accounts receivable, including EIP receivables.

Depreciation

Depreciation commences once assets have been placed in service and is generally computed using the straight-line method over the estimated useful life of each asset. Leased wireless devices are depreciated to their estimated residual value over the period expected to provide utility to T-Mobile, which is generally the lease term. Depreciable life studies are performed periodically to confirm the appropriateness of depreciable lives for certain categories of property, plant and equipment. These studies take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and expected loss of leased wireless devices. When these factors indicate that an asset’s useful life is different from the previous assessment, the remaining book values are depreciated prospectively over the adjusted remaining estimated useful life. See Note 1 – Summary of Significant Accounting Policies and Note 5 – Property and Equipment of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding depreciation of assets, including management’s underlying estimates of useful lives.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment

We assess the carrying value of goodwill and other indefinite-lived intangible assets (spectrum licenses) for potential impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that assets might be impaired.

We may elect to first perform a qualitative assessment to determine whether it is more likely than not the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not the fair value of the single reporting unit is less than its carrying amount, goodwill is tested for impairment based on a two-step test. In the first step, we compare the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using a market approach, which is based on market capitalization. We recognize market capitalization is subject to volatility and will monitor changes in market capitalization to determine whether declines, if any, necessitate an interim impairment review. In the event market capitalization does decline below its book value, we will consider the length, severity and reasons for the decline when assessing whether potential impairment exists, including considering whether a control premium should be added to the market capitalization. We believe short-term fluctuations in share price may not necessarily reflect the underlying aggregate fair value. Prior to the business combination, we estimated the fair value of the reporting unit using a discounted cash flow approach due to the absence of comparable observable market data.  The discounted cash flow method utilizes future cash flow assumptions based on estimates of revenues, EBITDA margin and a long-term growth rate taking into consideration expected industry and market conditions. The cash flows are then discounted using a weighted average cost of capital reflecting the risks associated with the business and the projected cash flows. If the carrying amount of the reporting unit exceeds the fair value, the second step of the test is performed.

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

We test spectrum licenses for impairment on an aggregate basis, consistent with the management of the overall business at a national level. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset group is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not the fair value of the intangible asset group is less than its carrying amount, we calculate the estimated fair value of the intangible asset group. If the carrying amount of spectrum licenses exceeds the fair value, an impairment loss is recognized.  We estimate the fair value of the spectrum licenses using the Greenfield approach, which is an income approach that estimates the price at which an orderly transaction to sell the asset would take place between market participants at the measurement date under current market conditions. The Greenfield approach values the spectrum licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the asset to be valued (in this case, spectrum licenses). The value of the spectrum licenses can be considered as equal to the present value of the cash flows of this hypothetical start-up company. We base the assumptions underlying the Greenfield approach on a combination of market participant data and our historical results, trends and business plans. Future cash flows in the Greenfield approach are based on estimates and assumptions of market participant revenues, EBITDA margin, network build-out period and a long-term growth rate for a market participant. The cash flows are discounted using a weighted average cost of capital.

The valuation approaches utilized to estimate fair value for the purposes of the impairment tests of goodwill and spectrum licenses require the use of assumptions and estimates, which involve a degree of uncertainty. If actual results or future expectations are not consistent with the assumptions, this may result in the recording of significant impairment charges on goodwill or spectrum licenses. The most significant assumptions within the valuation models are the discount rate, revenues, EBITDA margins and the long-term growth rate. See Note 1 – Summary of Significant Accounting Policies and Note 6 – Goodwill, Spectrum Licenses and Other Intangible Assets of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding our annual impairment test and impairment charges.

Guarantee Liabilities

In 2013, we introduced a handset upgrade program, JUMP!, which provides enrolled customers a specified-price trade-in right to upgrade their device. Participating customers must purchase a device from us, have a qualifying monthly wireless service plan with us, and finance their handset using our EIP, which is treated as a single multiple-element arrangement when entered into at or near the same time. Upon qualifying JUMP! program upgrades, the customers’ remaining EIP balance is settled provided they trade in their eligible used device in good working condition and purchase a new handset from us on a new EIP.

For customers who enroll in the trade-in program, we defer a portion of revenue which represents the estimated value of the specified-price trade-in right guarantee. The guarantee liabilities are valued based on various economic and customer behavioral assumptions, which require judgment, including the customer's estimated remaining EIP balance at trade-in, the expected fair value of the used device at trade-in, and probability and timing of trade-in. When the customer upgrades their device, the difference between the trade-in credit to the customer and the fair value of the returned handset is recorded against the guarantee liabilities. All assumptions are reviewed periodically.

Rent Expense

Most of the leases on our tower sites have fixed rent escalations which provide for periodic increases in the amount of rent payable over time. We calculate straight-line rent expense for each of these leases based on the fixed non-cancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in such amount that a renewal appears, at lease inception or significant modification, to be reasonably assured. We make significant assumptions at lease inception in determining and assessing the factors that constitute a “penalty.” In doing so, we primarily consider costs incurred in acquiring and developing new sites, the useful life of site improvements and equipment costs, future economic conditions and the extent to which improvements in wireless technologies can be incorporated into a current assessment of whether an economic compulsion will exist in the future to renew a lease.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks in the normal course of business, primarily from changes in interest rates. These risks, along with other business risks, impact our cost of capital. Our policy is to manage exposure related to fluctuations in interest rates in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. We have established interest rate risk limits that are closely monitored by measuring interest rate sensitivities of our debt portfolio. We do not foresee significant changes in the strategies used to manage market risk in the near future.

We are exposed to changes in interest rates on our 5.950% Senior Reset Notes to affiliates due 2023 and Senior Secured Term Loans. See Note 8 – Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information. Changes in interest rates can lead to significant fluctuations in fair value.

To perform the sensitivity analysis, we assessed the risk of a change in the fair value from the effect of a hypothetical interest rate change of 100 basis points. As of December 31, 2015, the change in the fair value of our 5.950% Senior Reset Notes to affiliates due 2023 and Senior Secured Term Loans, based on this hypothetical change, is shown in the table below:

	Carrying Amount	Fair Value	Fair Value Assuming
(in millions)			+100 Basis Point Shift	-100 Basis Point Shift
5.950% Senior Reset Notes to affiliates due 2023 (reset date in April 2016)	$600	$644	$637	$651
Senior Secured Term Loans	2,000	1,990	1,882	2,105

To manage interest rate risk, the interest rates on the senior reset notes are adjusted at the reset dates to rates defined in the applicable supplemental indenture. We determined certain components of the reset feature are required to be bifurcated from the senior reset notes and separately accounted for as embedded derivative instruments. As of December 31, 2015, we had $143 million in embedded derivatives related to the senior reset notes, of which $44 million related to the 5.950% Senior Reset Notes to affiliates due 2023 that are subject to the reset provisions. The fair value of the embedded derivatives was determined based on the fair value of the senior reset notes with and without the embedded derivatives included. The fair value of the senior reset notes with the embedded derivatives utilizes the contractual term of each senior reset note, reset rates calculated based on the spread between specified yield curves and the yield curve on certain T-Mobile long-term debt and interest rate volatility. Interest rate volatility is derived based on weighted risk-free rate volatility and credit spread volatility. Changes in the spreads between the specified yield curves and the yield curve on certain T-Mobile long-term debt can lead to fluctuations in the fair value of our embedded derivatives.

To perform sensitivity analysis on the embedded derivatives, we assessed the risk of loss in fair values from the effect of a hypothetical spread change between specified yield curves and the yield curve on certain T-Mobile long-term debt of 10 basis points on our portfolio of embedded derivatives. As of December 31, 2015, the change in the fair value of our embedded derivatives, based on this hypothetical change, is shown in the table below:

		Fair Value Assuming
(in millions)	Fair Value	+10 Basis Point Shift	-10 Basis Point Shift
Embedded derivatives	$143	$140	$145

Item 8. Financial Statements and Supplementary Data

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of T-Mobile US, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 17, 2016

T-Mobile US, Inc.
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$4,582	$5,315
Short-term investments	2,998	—
Accounts receivable, net of allowances of $116 and $83	1,788	1,865
Equipment installment plan receivables, net	2,378	3,062
Accounts receivable from affiliates	36	76
Inventories	1,295	1,085
Deferred tax assets, net	—	988
Other current assets	1,813	1,593
Total current assets	14,890	13,984
Property and equipment, net	20,000	16,245
Goodwill	1,683	1,683
Spectrum licenses	23,955	21,955
Other intangible assets, net	594	870
Equipment installment plan receivables due after one year, net	847	1,628
Other assets	467	288
Total assets	$62,436	$56,653
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$8,084	$7,364
Current payables to affiliates	135	231
Short-term debt	182	87
Deferred revenue	717	459
Other current liabilities	410	635
Total current liabilities	9,528	8,776
Long-term debt	20,484	16,273
Long-term debt to affiliates	5,600	5,600
Tower obligations	2,658	2,521
Deferred tax liabilities	4,061	4,873
Deferred rents	2,481	2,331
Other long-term liabilities	1,067	616
Total long-term liabilities	36,351	32,214
Commitments and contingencies (Note 13)
Stockholders' equity
5.50% Mandatory Convertible Preferred Stock Series A, par value $0.00001 per share, 100,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding; $1,000 and $1,000 aggregate liquidation value	—	—
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 819,773,724 and 808,851,108 shares issued, 818,391,219 and 807,468,603 shares outstanding	—	—
Additional paid-in capital	38,666	38,503
Treasury stock, at cost, 1,382,505 and 1,382,505 shares issued	—	—
Accumulated other comprehensive income (loss)	(1)	1
Accumulated deficit	(22,108)	(22,841)
Total stockholders' equity	16,557	15,663
Total liabilities and stockholders' equity	$62,436	$56,653

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions, except share and per share amounts)	2015	2014	2013
Revenues
Branded postpaid revenues	$16,383	$14,392	$13,166
Branded prepaid revenues	7,553	6,986	4,945
Wholesale revenues	692	731	613
Roaming and other service revenues	193	266	344
Total service revenues	24,821	22,375	19,068
Equipment revenues	6,718	6,789	5,033
Other revenues	514	400	319
Total revenues	32,053	29,564	24,420
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	5,554	5,788	5,279
Cost of equipment sales	9,344	9,621	6,976
Selling, general and administrative	10,189	8,863	7,382
Depreciation and amortization	4,688	4,412	3,627
Cost of MetroPCS business combination	376	299	108
Gains on disposal of spectrum licenses	(163)	(840)	(2)
Other, net	—	5	54
Total operating expenses	29,988	28,148	23,424
Operating income	2,065	1,416	996
Other income (expense)
Interest expense	(1,085)	(1,073)	(545)
Interest expense to affiliates	(411)	(278)	(678)
Interest income	420	359	189
Other income (expense), net	(11)	(11)	89
Total other expense, net	(1,087)	(1,003)	(945)
Income before income taxes	978	413	51
Income tax expense	245	166	16
Net income	733	247	35
Dividends on preferred stock	(55)	—	—
Net income attributable to common stockholders	$678	$247	$35
Other comprehensive income (loss), net of tax
Net gain on cross currency interest rate swaps, net of tax effect of $0, $0 and $13	—	—	23
Net loss on foreign currency translation, net of tax effect of $0, $0 and ($37)	—	—	(62)
Unrealized gain (loss) on available-for-sale securities, net of tax effect of ($1), ($1) and $1	(2)	(2)	1
Other comprehensive loss	(2)	(2)	(38)
Total comprehensive income (loss)	$731	$245	$(3)
Earnings per share
Basic	$0.83	$0.31	$0.05
Diluted	$0.82	$0.30	$0.05
Weighted average shares outstanding
Basic	812,994,028	805,284,712	672,955,980
Diluted	822,617,938	815,922,258	676,885,215

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2015	2014	2013
Operating activities
Net income	$733	$247	$35
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,688	4,412	3,627
Stock-based compensation expense	201	196	100
Deferred income tax expense	256	122	10
Bad debt expense	547	444	463
Losses from sales of receivables	204	179	—
Deferred rent expense	167	225	229
Gains on disposal of spectrum licenses	(163)	(840)	(2)
Changes in embedded derivatives	148	(18)	13
Changes in operating assets and liabilities
Accounts receivable	(259)	(90)	(158)
Equipment installment plan receivables	1,089	(2,429)	(2,016)
Inventories	(2,495)	(499)	42
Deferred purchase price from sales of receivables	(185)	(204)	—
Other current and long-term assets	(217)	(328)	314
Accounts payable and accrued liabilities	693	2,395	611
Other current and long-term liabilities	22	312	141
Other, net	(15)	22	136
Net cash provided by operating activities	5,414	4,146	3,545

Investing activities
Purchases of property and equipment	(4,724)	(4,317)	(4,025)
Purchases of spectrum licenses and other intangible assets, including deposits	(1,935)	(2,900)	(381)
Purchases of short-term investments	(2,997)	—	—
Short term affiliate loan receivable, net	—	—	300
Cash and cash equivalents acquired in MetroPCS business combination	—	—	2,144
Other, net	96	(29)	(130)
Net cash used in investing activities	(9,560)	(7,246)	(2,092)

Financing activities
Proceeds from issuance of long-term debt	3,979	2,993	2,494
Repayments of long-term debt and capital lease obligations	(57)	(1,019)	(9)
Proceeds from tower obligations	140	—	—
Repayments of short-term debt for purchases of inventory, property and equipment, net	(564)	(418)	(244)
Dividends on preferred stock	(55)	—	—
Proceeds from exercise of stock options	47	27	137
Proceeds from issuance of preferred stock	—	982	—
Proceeds from issuance of common stock	—	—	1,787
Taxes paid related to net share settlement of stock awards	(156)	(73)	—
Other, net	79	32	(121)
Net cash provided by financing activities	3,413	2,524	4,044
Change in cash and cash equivalents	(733)	(576)	5,497

Cash and cash equivalents
Beginning of year	5,315	5,891	394
End of year	$4,582	$5,315	$5,891
The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statement of Stockholders’ Equity

(in millions, except shares)	Preferred Stock Outstanding	Common Stock Outstanding	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2012	—	535,286,077	$29,197	$41	$(23,123)	$6,115
Net income	—	—	—	—	35	35
Other comprehensive loss	—	—	—	(38)	—	(38)
Effects of debt recapitalization	—	—	3,143	—	—	3,143
MetroPCS shares converted upon reverse merger, net of treasury stock withheld for taxes	—	184,487,309	2,971	—	—	2,971
Issuance of common stock	—	72,765,000	1,787	—	—	1,787
Stock-based compensation	—	—	100	—	—	100
Exercise of stock options	—	9,278,599	137	—	—	137
Issuance of vested restricted stock units	—	62,819	—	—	—	—
Tax impact of stock-based compensation	—	—	(5)	—	—	(5)
Balance as of December 31, 2013	—	801,879,804	37,330	3	(23,088)	14,245
Net income	—	—	—	—	247	247
Other comprehensive loss	—	—	—	(2)	—	(2)
Issuance of preferred stock	20,000,000	—	982	—	—	982
Stock-based compensation	—	—	196	—	—	196
Exercise of stock options	—	1,496,365	27	—	—	27
Issuance of vested restricted stock units	—	6,296,107	—	—	—	—
Shares withheld related to net share settlement of stock awards	—	(2,203,673)	(73)	—	—	(73)
Excess tax benefit from stock-based compensation	—	—	34	—	—	34
Other	—	—	7	—	—	7
Balance as of December 31, 2014	20,000,000	807,468,603	38,503	1	(22,841)	15,663
Net income	—	—	—	—	733	733
Other comprehensive loss	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	227	—	—	227
Exercise of stock options	—	2,381,650	47	—	—	47
Stock issued for employee stock purchase plan	—	761,085	21	—	—	21
Issuance of vested restricted stock units	—	11,956,345	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	—	(4,176,464)	(156)	—	—	(156)
Excess tax benefit from stock-based compensation	—	—	79	—	—	79
Dividends on preferred stock	—	—	(55)	—	—	(55)
Balance as of December 31, 2015	20,000,000	818,391,219	$38,666	$(1)	$(22,108)	$16,557

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business

T-Mobile US, Inc. (“T-Mobile” or the “Company”), together with its consolidated subsidiaries, is a leading provider of mobile communications services, including voice, messaging and data, under its flagship brands, T-Mobile and MetroPCS, in the United States (“U.S.”), Puerto Rico and the U.S. Virgin Islands. T-Mobile provides mobile communications services primarily using 4G Long-Term Evolution (“LTE”) technology. T-Mobile also offers a wide selection of wireless devices, including handsets, tablets and other mobile communication devices, and accessories for sale, as well as financing through equipment installment plans (“EIP”) and leasing through JUMP On Demand™. Additionally, T-Mobile provides reinsurance for handset insurance policies and extended warranty contracts offered to T-Mobile’s mobile communications customers.

Basis of Presentation

The consolidated financial statements include the balances and results of operations of T-Mobile and its consolidated subsidiaries. T-Mobile operates as a single operating segment. T-Mobile consolidates majority-owned subsidiaries over which it exercises control, as well as variable interest entities (“VIEs”) where it is deemed to be the primary beneficiary and VIEs which cannot be deconsolidated. Intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions which affect the financial statements and accompanying notes. Examples include service revenues earned but not yet billed, service revenues billed but not yet earned, relative selling prices, allowances for uncollectible accounts and sales returns, discounts for imputed interest on EIP receivables, guarantee liabilities, losses incurred but not yet reported, tax liabilities, deferred income taxes including valuation allowances, useful lives of long-lived assets, cost estimates of asset retirement obligations, residual values on leased handsets, reasonably assured renewal terms for operating leases, stock-based compensation forfeiture rates, and fair value measurements related to goodwill, spectrum licenses, intangible assets, and derivative financial instruments. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid money market funds and U.S. Treasury securities with remaining maturities of three months or less at the date of purchase.

Short-Term Investments

The Company's short-term investments consist of U.S. Treasury securities classified as available for sale, which are stated at fair value and have remaining maturities of more than three months at the date of purchase. Unrealized gains and losses, net of related income taxes, for available for sale securities are reported as net increases and decreases to accumulated other comprehensive income (loss), a component of stockholders' equity, until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period. The U.S. Treasury securities reported as of December 31, 2015 have contractual maturities of less than one year.

Available-for-sale securities are reviewed for impairment on a quarterly basis or more often if a potential loss-triggering event occurs. If there has been a decline in the fair value below the amortized cost basis, the Company determines whether such impairment is other-than-temporary. Factors considered in the assessment include the reason for the decline in fair value, the Company’s intent to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis and whether the Company does not expect to recover the entire amortized cost basis of the security. If an impairment is considered other-than-temporary, the Company records a charge to Other income (expense), net.

Accounts Receivable and Allowances

Accounts receivable consist primarily of amounts billed and currently due from customers, other carriers and third-party retail channels (“dealers”), as well as revenues earned but not yet billed at the end of each period. T-Mobile has an arrangement to sell certain service accounts receivable on a revolving basis, which are treated as sales of financial assets. T-Mobile maintains an allowance for estimated losses inherent in the accounts receivable portfolio based on a number of factors, including historical experience and current collection trends, aging of the receivable portfolio, credit quality of the customer base and other qualitative factors such as macro-economic conditions. The Company writes off account balances if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on customer credit ratings and the length of time from the original billing date.

Equipment Installment Plan Receivables

The Company offers certain retail customers the option to pay for devices and other accessories in installments using an EIP. At the time of an installment sale, the Company imputes a discount for interest as there is no stated rate of interest on the EIP receivables and records the EIP receivables at their present value, which is determined by discounting future payments at the imputed interest rate. The difference between the present value of the EIP receivables and their face amount results in a discount which is recorded as a direct reduction to the carrying value with a corresponding reduction to equipment revenues. T-Mobile determines the imputed discount rate based primarily on current market interest rates and the amount of expected credit losses on the EIP receivables. As a result, T-Mobile does not recognize a separate valuation allowance at the time of issuance as the effects of uncertainty about future cash flows are included in the initial present value measurement of the receivable. The imputed discount on EIP receivables is amortized over the financed installment term using the effective interest method and recognized as interest income in Other income (expense), net.

Subsequent to the initial determination of the imputed discount, T-Mobile assesses the need for and, if necessary, recognizes an allowance for credit losses to the extent the amount of estimated probable losses on the gross EIP receivable balances exceed the remaining unamortized imputed discount balances.  The allowance is based on a number of factors, including collection experience, aging of the EIP receivable portfolio, credit quality of the customer base and other qualitative factors such as macro-economic conditions. T-Mobile writes off account balances if collection efforts are unsuccessful and receivable balance is deemed uncollectible, based on customer credit ratings and the length of time from the original billing date. Equipment sales not reasonably assured to be collectible are recorded on a cash basis as payments are received.

The current portion of the EIP receivables is included in Equipment installment plan receivables, net and the long-term portion of the EIP receivables is included in Equipment installment plan receivables due after one year, net. T-Mobile has an arrangement to sell certain EIP receivables on a revolving basis, which are treated as sales of financial assets.

Inventories

Inventories consist primarily of wireless devices and accessories, which are valued at the lower of cost or market. Cost is determined using standard cost which approximates average cost. Shipping and handling costs paid to wireless device and accessories vendors, and costs to refurbish used devices recovered through the Company’s device trade-in and upgrade programs are included in the standard cost of inventory. T-Mobile records inventory write-downs to net realizable value for obsolete and slow-moving items based on inventory turnover trends and historical experience.

Long-Lived Assets

Long-lived assets include assets that do not have indefinite lives, such as property and equipment and other intangible assets. The Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If any indicators are present, the Company tests recoverability. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated from the use and eventual disposition of the asset or asset group. If the undiscounted cash flows do not exceed the asset or asset group’s carrying amount, then an impairment loss is recorded, measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.

Property and Equipment

Property and equipment consists of buildings and equipment, wireless communication systems, leasehold improvements, capitalized software, leased wireless devices and construction in progress. Buildings and equipment include certain network server equipment. Wireless communication systems include assets to operate the Company’s wireless network and IT data centers, including tower asset leaseholds, assets related to the liability for the retirement of long-lived assets and capital leases. Leasehold improvements include asset improvements other than those related to the wireless network.

Property and equipment are recorded at cost less accumulated depreciation and impairments, if any. T-Mobile generally depreciates property and equipment on a straight-line basis.

In 2015, T-Mobile introduced JUMP! On Demand which allows customers to lease a device and upgrade it for a new one up to three times in a 12 month period. To date, all of T-Mobile’s leased devices were classified as operating leases by considering critical elements of the lease arrangement such as the lease term and the economic life, fair value and residual value of the device. At operating lease inception, leased wireless devices are transferred from inventory to property and equipment. Leased wireless devices are depreciated to their estimated residual value over the period expected to provide utility to T-Mobile, which is generally the lease term.  Revenues associated with the leased wireless devices, net of incentives, are generally recognized over the lease term.  Upon device upgrade or at lease end, customers must return or purchase their device.  Returned devices are recorded as inventory and are valued at the lower of cost or market with any write down to market recognized as cost of equipment sales.

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

The Company capitalizes interest associated with the acquisition or construction of certain property and equipment. Capitalized interest is reported as a reduction in interest expense and depreciated over the useful life of the related assets. Depreciable life studies are performed periodically to confirm the appropriateness of useful lives for certain categories of property and equipment. These studies take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution. When these factors indicate the useful life of an asset is different from the previous assessment, the remaining book value is depreciated prospectively over the adjusted remaining estimated useful life. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease term.

Future obligations related to capital leases are included in Short-term debt and Long-term debt. Depreciation of assets held under capital leases is included in Depreciation and amortization expense.

The Company records an asset retirement obligation for the fair value of legal obligations associated with the retirement of tangible long-lived assets and a corresponding increase in the carrying amount of the related asset in the period in which the obligation is incurred. In periods subsequent to initial measurement, the Company recognizes changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset. The Company’s obligations relate primarily to certain legal obligations to remediate leased property on which the Company’s network infrastructure and administrative assets are located.

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

Other Intangible Assets

Intangible assets that do not have indefinite useful lives are amortized over their estimated useful lives. Customer lists are amortized using the sum-of-the-years-digits method over the expected period in which the relationship is expected to contribute to future cash flows. The remaining finite-lived intangible assets are amortized using the straight-line method.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.

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

The Company at times enters into agreements to sell or exchange spectrum licenses.  Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment and transferred at their carrying value, net of any impairment, to assets held for sale included in other current assets until approval and completion of the exchange or sale.  Upon closing of the transaction, spectrum licenses acquired as part of an exchange of nonmonetary assets are valued at fair value. The difference between the fair value of the spectrum licenses obtained, book value of the spectrum licenses transferred and cash paid, if any, is recognized as gains included in Gains on disposal of spectrum licenses. If the transaction lacks commercial substance or the fair value is not measurable, the acquired spectrum licenses are recorded at the book value of the assets tendered.

Impairment

The Company assesses the carrying value of its goodwill and other indefinite-lived intangible assets (spectrum licenses) for potential impairment annually as of December 31 or more frequently if events or changes in circumstances indicate such assets might be impaired.

The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company does not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not the fair value of the single reporting unit is less than its carrying amount, goodwill is tested for impairment based on a two-step test. In the first step, the Company compares the fair value of the reporting unit to the carrying value. The fair value of the reporting unit is determined using a market approach, which is based on market capitalization. If the fair value is less than the carrying value, the second step is performed. In the second step, the Company determines the fair values of all of the assets and liabilities of the reporting unit, including those that may not be currently recorded. The excess of the fair value of the reporting unit over the sum of the fair value of all of those assets and liabilities represents the implied goodwill amount. If the implied fair value of goodwill is lower than its carrying amount, an impairment loss is recognized for the difference.

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

Guarantee Liabilities

The Company offers a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device.  Participating customers must purchase a device from T-Mobile, have a qualifying monthly wireless service plan with T-Mobile, and finance their device using an EIP, which is treated as a single multiple-element arrangement when entered into at or near the same time.  Upon qualifying JUMP! program upgrades, the customers’ remaining EIP balance is settled provided they trade in their eligible used device in good working condition and purchase a new device from T-Mobile on a new EIP.

For customers who enroll in the device trade-in program, the Company defers the portion of revenue which represents the estimated value of the specified-price trade-in right guarantee.  The guarantee liabilities are valued based on various economic and customer behavioral assumptions, including the customer's estimated remaining EIP balance at trade-in, the expected fair value of the used handset at trade-in, and probability and timing of trade-in.  T-Mobile assesses guarantee liabilities at each reporting date to determine if facts and circumstances would indicate the incurrence of incremental contingent liabilities is probable and if so, reasonably estimable. The recognition and subsequent adjustments of the contingent guarantee liability as a result of these assessments are recorded as adjustments to revenue. When customers upgrade their devices, the difference between the trade-in credit to the customer and the fair value of the returned devices is recorded against the guarantee liabilities.  Guarantee liabilities included in Other current liabilities were $163 million and $286 million as of December 31, 2015 and 2014, respectively.  The estimated EIP receivable balance if all enrolled handset upgrade program customers were to claim their benefit, not including any trade-in value of the required used handset, was $2.3 billion as of December 31, 2015. This is not an indication of the Company’s expected loss exposure as it does not consider the expected fair value of the used handset, which is required to be in good working condition at trade-in, nor does it consider the probability and timing of trade-in.

Fair Value Measurements

The Company carries certain assets and liabilities at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs based on the observability as of the measurement date, is as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs other than the quoted prices in active markets for identical assets and liabilities; and

Level 3	Unobservable inputs for which there is little or no market data, which require T-Mobile to develop assumptions of what market participants would use in pricing the asset or liability.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the placement of assets and liabilities being measured within the fair value hierarchy.

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from affiliates and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying values of EIP receivables approximate fair value as the receivables are recorded at their present value, net of unamortized discount and allowance for credit losses. There were no financial instruments with a carrying value materially different from their fair value, based on quoted market prices or rates for the same or similar instruments, or internal valuation models.

Derivative Financial Instruments

Derivative financial instruments primarily relate to embedded derivatives for certain components of the reset feature of the Senior Reset Notes to affiliates which are required to be bifurcated and are recorded on the balance sheet at fair value. Changes in fair value are recognized in Interest expense to affiliates. T-Mobile does not enter into derivatives for trading or speculative purposes.

Revenue Recognition

T-Mobile offers products and services to customers through bundled arrangements, which may be comprised of multiple contracts entered into with a customer at or near the same time. The Company assesses such agreements as a single bundled arrangement that may involve multiple deliverables, which include wireless devices, wireless services or a combination thereof.

For multiple deliverable arrangements revenue is allocated between the separate units of accounting, based on such components’ relative selling prices on a standalone basis.

Revenues primarily consist of wireless service revenues from providing access to and usage of the Company's wireless communications network, equipment revenues generated from device sales and revenues from leasing a device through JUMP! On Demand. Service revenues also include revenues earned for providing value added services to customers, such as handset insurance services. Service revenues are billed either in advance or arrears or are prepaid and are recognized when the service is rendered and all other revenue recognition criteria have been met. Revenues that are not reasonably assured to be collectible are recorded on a cash basis as payments are received. The recognition of prepaid revenue is deferred until services are rendered or the prepaid balance expires. Incentives given to customers are recorded as a reduction to revenue. T-Mobile recognizes service revenues for Data Stash plans when such services are delivered and the data is consumed, or at time of forfeiture or expiration.  Revenues relating to unused data that is carried over to the following month are deferred and valued based on their relative standalone selling price. Revenue is recorded gross for arrangements involving the resale of third-party services where T-Mobile is considered the primary obligor and is recorded net of associated costs incurred for services whereby T-Mobile is not considered the primary obligor.

Equipment revenues are comprised of revenues from the sale or lease of mobile communication devices and accessories. Device and accessory sales revenues are generally recognized when the products are delivered to and accepted by the customer or dealer. The Company defers a portion of equipment revenues and cost of equipment sales for expected device returns based on historical experience. The Company offers certain customers the option to pay for devices and accessories in installments using an EIP. See Equipment Installment Plan Receivables for further information.

In addition, the Company offers customers a device trade-in program, JUMP!, which provides eligible customers a specified-price trade-in right to upgrade their device.  For customers enrolled in JUMP!, the Company separates the JUMP! trade-in right from the multiple element arrangement at its fair value and defers the portion of revenue which represents the fair value of the trade-in right. See Guarantee Liabilities for further information. In 2015, T-Mobile introduced JUMP! On Demand, which allows customers to lease a device and upgrade their leased wireless device for a new one up to three times in a 12 month period. Leased wireless devices are accounted for as operating leases and equipment revenues are recognized as earned on a straight-line basis over the lease term. Previously leased devices that are purchased by the customer are recorded at their residual value as equipment revenues and cost of equipment sales. See Property and Equipment for further information.

Federal Universal Service Fund (“USF”) and other fees are assessed by various governmental authorities in connection with the services the Company provides to its customers. When the Company separately bills and collects these regulatory fees from customers, they are recorded gross in service revenues and cost of services. For the years ended December 31, 2015, 2014 and 2013, the Company recorded approximately $334 million, $349 million and $362 million, respectively, of USF and other fees on a gross basis.

Rent Expense

The Company has operating leases for cell sites, retail locations, corporate offices and dedicated transportation lines, some of which have escalating rentals during the initial lease term and during subsequent optional renewal periods. The Company recognizes rent expense on a straight-line basis, over the non-cancelable lease term and renewal periods that are considered reasonably assured at the inception of the lease.

Advertising Expense

T-Mobile expenses the cost of advertising and other promotional expenditures to market the T-Mobile’s services and products as incurred. For the years ended December 31, 2015, 2014 and 2013, advertising expenses included in Selling, general and administrative expenses were $1.6 billion, $1.4 billion and $1.0 billion, respectively.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17 (Topic 740), “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The Company early adopted ASU 2015-17 for the year ended December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s current deferred tax assets, net to non-current deferred tax liabilities in the Consolidated Balance Sheets as of December 31, 2015. Prior periods were not retrospectively adjusted.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of adjustments, net of tax, related to unrealized gains (losses) on available-for-sale securities, unrealized gains (losses) on cash flow hedging derivatives and unrealized gains (losses) on foreign currency translation. These are reported in Accumulated other comprehensive income (loss) (“AOCI”) as a separate component of stockholders’ equity until realized in earnings.

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

Earnings Per Share

Basic earnings per share is computed by dividing Net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of outstanding stock options, RSUs and PSUs, calculated using the treasury stock method, and mandatory convertible preferred stock (“preferred stock”), calculated using the if-converted method.

Variable Interest Entities

VIEs are entities which lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, have equity investors which do not have the ability to make significant decisions relating to the entity's operations through voting rights, do not have the obligation to absorb the expected losses or do not have the right to receive the residual returns of the entity. The most common type of VIE is a special purpose entity (“SPE”). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are generally structured to insulate investors from claims on the SPE's assets by creditors of other entities, including the creditors of the seller of the assets.

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

In assessing which party is the primary beneficiary, all the facts and circumstances are considered, including each party’s role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (such as asset managers and servicers) or have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.

Recently-Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard will become effective for T-Mobile beginning January 1, 2016 and will be applied retrospectively. The implementation of this standard is not expected to have a significant impact on T-Mobile’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date.” The amendments in the ASU 2015-14 defer the effective date of ASU 2014-09 by one year. The standard will become effective for T-Mobile beginning January 1, 2018; however, early adoption with the original effective date for periods beginning January 1, 2017 will be permitted.  The Company is currently evaluating the guidance to determine the potential impact on T-Mobile’s consolidated financial statements. Under ASU 2014-09, two adoption methods are allowed.  Under one method, a company may apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions.  Under the other method, a company may apply the rules to all contracts existing as of January 1, 2018 (provided early adoption is not elected), recognizing an adjustment to retained earnings for the cumulative effect of the change and providing additional disclosures comparing results to previous rules.  The Company continues to evaluate the impact of the new standard and available adoption methods and believes the standard will require the implementation of new revenue accounting systems, processes and internal controls over revenue recognition.

Note 2 – Business Combination with MetroPCS

Transaction Overview

In 2013, T-Mobile US, Inc. was formed through the business combination, effectuated as a reverse acquisition between T-Mobile USA, Inc. (“T-Mobile USA”) and MetroPCS Communications, Inc. (“MetroPCS”). Accordingly, T-Mobile USA’s historical financial statements became the historical financial statements of the Company. The acquired assets and liabilities of MetroPCS are included in the Company’s Consolidated Balance Sheets as of April 30, 2013 and the results of its operations and cash flows are included in the Company’s Consolidated Statements of Comprehensive Income (Loss) and Cash Flows for periods beginning after May 1, 2013.

Cost of MetroPCS Business Combination

The Company recognized the following expenses included in Cost of MetroPCS business combination:

	Year Ended December 31,
(in millions)	2015	2014	2013
Network decommissioning costs, including the write-off of certain items	$376	$263	$—
Transaction and integration costs	—	36	108
Cost of MetroPCS business combination	$376	$299	$108

Network Decommissioning Costs

Prior to the closing of the business combination, T-Mobile developed integration plans which included the decommissioning of the MetroPCS Code Division Multiple Access (“CDMA”) network and certain other redundant network cell sites. In 2014, T-Mobile began decommissioning the MetroPCS CDMA network and redundant network cell sites. In 2015, T-Mobile ceased use of the MetroPCS CDMA network. Network decommissioning costs primarily relate to the acceleration of lease costs for decommissioned cell sites for which T-Mobile will no longer receive any economic benefit as the cell site assets are removed. Accrued liabilities for network decommissioning costs are relieved as cash payments are made over the remaining lease terms through 2028. In addition, network decommissioning costs include the write-off of certain items consisting of prepaid rent expense, construction in progress, favorable and unfavorable leases, and deferred rent expense. T-Mobile recognized network decommissioning costs, including the write-off of certain items, of $376 million for the year ended December 31, 2015. T-

Mobile expects to incur additional network decommissioning costs in 2016 as cell site assets are removed, which are not expected to be significant.

Activities in liabilities for network decommissioning costs were as follows:

(in millions)	December 31, 2015	December 31, 2014
Balances, beginning of year	$239	$—
Network decommissioning costs, excluding the write-off of certain items	349	271
Cash payments	(182)	(32)
Balances, end of year	$406	$239

Classified on the balance sheet as:
Accounts payable and accrued liabilities	$117	$78
Other long-term liabilities	289	161
Network decommissioning liabilities	$406	$239

In connection with decommissioning the MetroPCS CDMA network, the Company settled asset retirement obligations of $130 million and $21 million for the years ended December 31, 2015 and 2014, respectively. See Note 5 – Property and Equipment for further information.

Transaction and Integration Costs

Transaction costs generally included costs for personnel associated with the change in control and other acquisition-related charges.  Integration costs generally included costs associated with personnel, professional services and combining information technology infrastructures. Transaction costs were not significant for the years ended December 31, 2015 and 2014, and was $41 million for the year ended December 31, 2013.

Consolidated Statements of Comprehensive Income for MetroPCS Operations

The following supplemental information presents the financial results of MetroPCS operations included in the consolidated statements of comprehensive income since May 1, 2013 for the year ended December 31, 2013:

(in millions)	Year Ended December 31, 2013
Total revenues	$3,366
Income before income taxes	143

Pro Forma Financial Information (Unaudited)

The following pro forma consolidated results of operations for the year ended December 31, 2013 assumes the business combination was completed as of January 1, 2012:

(in millions, except per share amounts)	Year Ended December 31, 2013
Pro forma revenues	$26,158
Pro forma net income	52
Pro forma basic earnings per share	$0.07
Pro forma diluted earnings per share	0.07

The pro forma amounts include the historical operating results of T-Mobile USA and MetroPCS prior to the business combination, with adjustments directly attributable to the business combination relating to purchase accounting adjustments to conform to accounting policies that affect total revenues, total operating expenses, interest expense, other income (expense), income taxes expense and eliminate intercompany activities.

As the pro forma amounts assumed the business combination was completed as of January 1, 2012, pro forma earnings for the year ended December 31, 2013 excluded $213 million of transaction costs and these costs would have been included in the pro forma earnings for the year ended December 31, 2012.

The pro forma results include the following:

•	Increase in tax expenses based on the inclusion of MetroPCS in the combined company of $63 million for the year ended December 31, 2013;

•	Net decrease to amortization and depreciation expense related to the fair value of the intangible assets and fixed assets acquired of $19 million for the year ended December 31, 2013; and

•
The impact of financing agreements entered into whereby an aggregate of $14.7 billion senior unsecured notes were issued and $14.5 billion of senior unsecured notes previously issued by T-Mobile USA to Deutsche Telekom and $2.5 billion of senior unsecured notes previously issued by MetroPCS were retired in connection with the business combination for a net increase to interest and other income (expense) of $91 million for the year ended December 31, 2013.

Note 3 – Sales of Certain Receivables

T-Mobile has entered into transactions to sell certain service and EIP accounts receivables. The transactions, including the Company’s continuing involvement with the sold receivables and the respective impacts to the financial statements, are described below.

Sales of Service Receivables

Overview of Transaction

In 2014, T-Mobile entered into an arrangement to sell certain service accounts receivables on a revolving basis with a current maximum funding commitment of $750 million and scheduled expiration date in March 2017. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature. In connection with the sale arrangement, the Company formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity to sell service accounts receivables (“Service BRE”). Pursuant to the arrangement, certain subsidiaries of T-Mobile transfer selected receivables to Service BRE.  Service BRE then sells the receivables to an unaffiliated entity (“Service VIE”), which was established to facilitate the sale of beneficial ownership interest in the receivables to certain third parties.

Variable Interest Entity

The Company determined that Service VIE qualifies as a VIE as it lacks sufficient equity to finance its activities. T-Mobile has a variable interest in Service VIE, but is not the primary beneficiary as it lacks the power to direct the activities that most significantly impact Service VIE’s economic performance. Those activities include committing Service VIE to legal agreements to purchase or sell assets, selecting which receivables are purchased in the arrangement, determining whether Service VIE will sell interests in the purchased service receivables to other parties, funding of the entities and servicing of receivables. T-Mobile does not hold the power to direct the key decisions underlying these activities. For example, while T-Mobile acts as the servicer of the sold receivables, which is considered a significant activity of the VIE, the Company is acting as an agent in its capacity as the servicer and the counterparty to the arrangement has the ability to remove T-Mobile as the servicing agent of the receivables at will with no recourse available to T-Mobile. As the Company has determined it is not the primary beneficiary, the results of Service VIE are not consolidated into the Company’s consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets (primarily the deferred purchase price) and liabilities included in the Consolidated Balance Sheets that relate to T-Mobile’s variable interest in Service VIE:

(in millions)	December 31, 2015	December 31, 2014
Other current assets	$206	$204
Accounts payable and accrued liabilities	—	13
Other current liabilities	73	55

Sales of EIP Receivables

Overview of Transaction

In the fourth quarter of 2015, T-Mobile entered into an arrangement to sell certain EIP accounts receivables on a revolving basis with a committed securitization facility of $800 million, of which $150 million is scheduled to expire in July 2016 and $650 million is scheduled to expire in November 2017. Sales of EIP receivables occur daily and are settled on a monthly basis. The receivables consist of customer EIP balances, which require monthly customer payments for up to 24 months. In connection with the sale arrangement, the Company formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity (“EIP BRE”). Pursuant to the arrangement, a wholly-owned subsidiary of T-Mobile transfers selected receivables to EIP BRE.  EIP BRE then sells the receivables to non-consolidated and unaffiliated third-party entities in which T-Mobile does not have a variable interest.

Variable Interest Entity

The Company determined that EIP BRE is a VIE as its equity investment at risk lacks the obligation to absorb a certain portion of its expected losses. The Company has a variable interest in EIP BRE and determined that it is the primary beneficiary based on its ability to direct the activities which most significantly impact EIP BRE’s economic performance. Those activities include selecting which receivables are transferred into EIP BRE and sold in the arrangement and funding of EIP BRE. Additionally, T-Mobile’s equity interest in EIP BRE obligates it to absorb losses and gives it the right to receive benefits from the EIP BRE that could potentially be significant to EIP BRE. Accordingly, the Company determined that it is the primary beneficiary, and includes the balances and results of operations of EIP BRE into the Company’s consolidated financial statements.

The following table summarizes the carrying amounts and classification of EIP BRE’s assets and liabilities included in the Consolidated Balance Sheets:

(in millions)	December 31, 2015	December 31, 2014
Other current assets	$164	$—
Other assets	44	—
Accounts payable and accrued liabilities	14	—
Other long-term liabilities	3	—

In addition, EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of EIP BRE, to be satisfied prior to any value in EIP BRE becoming available to T-Mobile. Accordingly, the assets of EIP BRE may not be used to settle the general obligations of T-Mobile and creditors of EIP BRE have limited recourse to the general credit of T-Mobile.

Sales of Receivables

The transfers of service receivables and EIP receivables to the non-consolidated entities are accounted for as sales of financial assets. Upon sale, T-Mobile derecognizes the receivables, as well as the related allowances and unamortized imputed discount, as applicable, and recognizes the net cash proceeds in Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The proceeds are net of the deferred purchase price, consisting of a receivable from the purchasers that entitles T-Mobile to certain collections on the receivables. T-Mobile recognizes the collection of the deferred purchase price in net cash provided by operating activities as it is dependent on collection of the customer receivables and is not subject to significant interest rate risk. The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that T-Mobile may not recover substantially all of its recorded investment due to default by the customers on the underlying receivables. T-Mobile elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses unobservable inputs (Level 3 inputs), including customer default rates. T-Mobile’s deferred purchase price related to the sales of service receivables and EIP receivables was $389 million as of December 31, 2015, of which $345 million was included in Other current assets and $44 million was included in Other assets. As of December 31, 2014, T-Mobile’s deferred purchase price related to the sale of service receivables was $204 million, included in Other current assets.

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables on the Consolidated Balance Sheets:

(in millions)	December 31, 2015	December 31, 2014
Derecognized net service receivables and EIP receivables	$1,850	$768
Other current assets	370	204
Other assets	44	—
Accounts payable and accrued liabilities	14	13
Other current liabilities	73	55
Other long-term liabilities	3	—
Net cash proceeds since inception	1,494	610
Of which:
Net cash proceeds during the period	884	610
Net cash proceeds funded by reinvested collections	610	—

T-Mobile recognized net expenses of $204 million and $179 million for the years ended December 31, 2015 and 2014, respectively, which were recognized in Selling, general and administrative expense. Net expenses included adjustments to the receivables’ fair value, gains or losses from the sales of receivables and changes in fair value of the deferred purchase price. T-Mobile recognized fair value adjustments for the years ended December 31, 2015 and 2014, rather than bad debt expense, to reduce the service receivables’ carrying value to fair value prior to the sales of receivables.

Continuing Involvement

Pursuant to the arrangements, T-Mobile has continuing involvement with the sold service receivables and EIP receivables as the Company services the receivables and is required to repurchase certain receivables, including ineligible receivables, aged receivables and receivables where write-off is imminent. In certain circumstances, T-Mobile is required to deposit cash or replacement receivables for contracts terminated by customers under the Company’s JUMP! Program. T-Mobile will continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. While servicing the receivables the same policies and procedures are applied to the sold receivables that apply to owned receivables, and T-Mobile continues to maintain normal relationships with its customers.

In addition, T-Mobile has continuing involvement with the sold receivables as it may be responsible for absorbing additional credit losses pursuant to the agreement. The Company’s maximum exposure to loss related to the involvement with the arrangements to sell service receivables and EIP receivables was $767 million as of December 31, 2015. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the agreement without consideration for any recovery.  As T-Mobile believes the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

Note 4 – Equipment Installment Plan Receivables

T-Mobile offers certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an EIP.

The following table summarizes the EIP receivables:

(in millions)	December 31, 2015	December 31, 2014
EIP receivables, gross	$3,558	$5,138
Unamortized imputed discount	(185)	(332)
EIP receivables, net of unamortized imputed discount	3,373	4,806
Allowance for credit losses	(148)	(116)
EIP receivables, net	$3,225	$4,690

Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,378	$3,062
Equipment installment plan receivables due after one year, net	847	1,628
EIP receivables, net	$3,225	$4,690

As of December 31, 2015, EIP receivables decreased compared to 2014 primarily due to the sale of certain EIP receivables. See Note 3 – Sales of Certain Receivables for further information. Additionally, the introduction of T-Mobile’s JUMP! On Demand device leasing program in 2015 impacted the rate of customers financing device purchases through installment plans.

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

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	December 31, 2015			December 31, 2014
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$1,593	$1,698	$3,291	$2,639	$2,213	$4,852
Billed – Current	77	91	168	104	95	199
Billed – Past Due	37	62	99	35	52	87
EIP receivables, gross	$1,707	$1,851	$3,558	$2,778	$2,360	$5,138

Activity in the unamortized imputed discount and allowance for credit losses balances for the EIP receivables was as follows:

(in millions)	2015	2014
Imputed discount and allowance for credit losses, beginning of year	$448	$336
Bad debt expense	365	285
Write-offs, net of recoveries	(333)	(229)
Change in imputed discount on short-term and long-term EIP receivables	(84)	56
Impacts from sales of EIP receivables	(63)	—
Imputed discount and allowance for credit losses, end of year	$333	$448

The EIP receivables had weighted average effective imputed interest rates of 8.8% and 9.7% as of December 31, 2015 and 2014, respectively.

Note 5 – Property and Equipment

The components of property and equipment were as follows:

(in millions)	Useful Lives	December 31, 2015	December 31, 2014
Buildings and equipment	Up to 40 years	$1,900	$1,948
Wireless communications systems	Up to 20 years	27,063	25,633
Leasehold improvements	Up to 12 years	1,003	988
Capitalized software	Up to 7 years	8,524	7,593
Leased wireless devices	Up to 18 months	2,236	—
Construction in progress		2,466	1,874
Accumulated depreciation and amortization		(23,192)	(21,791)
Property and equipment, net		$20,000	$16,245

Wireless communication systems include capital lease agreements for network equipment with varying expiration terms through 2030. As of December 31, 2015, capital lease assets and accumulated amortization were $839 million and $117 million, respectively. As of December 31, 2014, capital lease assets and accumulated amortization were $364 million and $53 million, respectively.

T-Mobile capitalizes interest associated with the acquisition or construction of certain property and equipment. The Company recognized capitalized interest of $230 million, $81 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, the Company recorded increased capitalized interest in connection with T-Mobile's network modernization, including the build out of the network to utilize the recently acquired 700 MHz A-Block spectrum licenses.

In 2015, T-Mobile began offering eligible customers the option to lease their devices over a period of up to 18 months through JUMP! On Demand. At lease inception, leased wireless devices are transferred from inventory to property and equipment. Upon customer exercise of JUMP! On Demand, returned devices are valued at the lower of cost or market with any write down to market recognized as cost of equipment sales and transferred to inventory.

The components of leased wireless devices were as follows:

(in millions)	December 31, 2015	December 31, 2014
Leased wireless devices, gross	$2,236	$—
Accumulated depreciation	(263)	—
Leased wireless devices, net	$1,973	$—

Future minimum payments expected to be received over the lease term related to the leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Total
Year Ending December 31,
2016	$913
2017	347
Total	$1,260

Depreciation expense relating to property and equipment was $4.4 billion, $4.1 billion and $3.4 billion for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015 and 2014, the Company recorded additional depreciation expense of $85 million and $242 million, respectively, as a result of adjustments to useful lives of network equipment expected to be replaced in connection with T-Mobile's network modernization and decommissioning the MetroPCS CDMA network and redundant network cell sites. Additional depreciation expense was not significant for the year ended December 31, 2013. Depreciation expense included $312 million related to leased wireless devices for the year ended December 31, 2015.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which the Company’s network infrastructure and administrative assets are located.

Activity in the asset retirement obligations was as follows:

(in millions)	December 31, 2015	December 31, 2014
Asset retirement obligations, beginning of year	$390	$388
Liabilities incurred	19	3
Liabilities settled	(130)	(21)
Accretion expense	17	20
Changes in estimated cash flows	187	—
Asset retirement obligations, end of year	$483	$390

Classified on the balance sheet as:
Other current liabilities	$41	$179
Other long-term liabilities	442	211
Asset retirement obligations	$483	$390

For the year ended December 31, 2015, T-Mobile settled asset retirement obligations in connection with the decommissioning of certain cell sites. Due to new information gained throughout 2015, primarily from decommissioning the Company’s MetroPCS CDMA network cell sites, T-Mobile reassessed the expected cash flows related to its asset retirement obligations for all remaining T-Mobile network cell sites.  As a result, T-Mobile recorded asset retirement obligations and corresponding assets in the fourth quarter of 2015 to reflect the change in estimated cash flows.  The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $241 million and $95 million as of December 31, 2015 and 2014, respectively.

Note 6 – Goodwill, Spectrum Licenses and Other Intangible Assets

Goodwill

There were no changes in carrying values of goodwill for the years ended December 31, 2015 and 2014.

Spectrum Licenses

Changes in carrying values of spectrum licenses were as follows:

(in millions)	December 31, 2013	Net Changes	December 31, 2014	Net Changes	December 31, 2015
Spectrum licenses	$18,122	$3,833	$21,955	$2,000	$23,955

During the year ended December 31, 2015 and 2014, the carrying value increased primarily as a result of acquisition activities of 700 MHz A-Block, Advanced Wireless Service (“AWS”) and Personal Communications Service (“PCS”) spectrum licenses.

In 2014, T-Mobile completed transactions for the acquisition of 700 MHz A-Block, AWS and PCS spectrum licenses, primarily with Verizon, for cash and the exchange of certain AWS and PCS spectrum licenses.  Upon closing of the transactions, T-Mobile received 700 MHz A-Block, AWS and PCS spectrum licenses, paid $2.5 billion in cash and transferred certain AWS and PCS spectrum licenses. T-Mobile recorded the spectrum licenses received at their fair value of $4.8 billion. In addition, T-Mobile recognized a non-cash gain of $0.8 billion included in Gains on disposal of spectrum licenses for the year ended December 31, 2014.

In connection with the AWS-3 spectrum auction, T-Mobile provided the FCC with a deposit of $0.4 billion, which was included in Other current assets as of December 31, 2014. Upon conclusion of the AWS-3 auction, T-Mobile was awarded AWS spectrum licenses covering approximately 97 million people for an aggregate bid price of $1.8 billion. In 2015, T-Mobile paid the FCC the remaining $1.4 billion for the AWS spectrum licenses.

In 2015, T-Mobile entered into an agreement with Verizon Communications Inc. (“Verizon”) for the exchange of AWS and PCS spectrum licenses. Upon closing of the transaction, T-Mobile recorded the spectrum licenses received at their fair value of $0.3 billion. In addition, T-Mobile recognized a non-cash gain of $0.1 billion included in Gains on disposal of spectrum licenses for the year ended December 31, 2015. Also in 2015, T-Mobile entered into an agreement with AT&T Inc. (“AT&T”) for the exchange of AWS and PCS spectrum licenses. Spectrum licenses to be transferred are classified as assets held for sale and included in Other current assets at their carrying value of $0.5 billion as of December 31, 2015. A non-cash gain is expected to be recognized upon closing of the transaction, which is expected to close in the first quarter of 2016, subject to regulatory approval and other customary closing conditions.

Goodwill and Other Intangible Assets Impairment Assessments

The Company's impairment assessment of goodwill resulted in no impairment as of December 31, 2015 and 2014, respectively. The Company's impairment assessment of indefinite-lived intangible assets (spectrum licenses) resulted in no impairment as of December 31, 2015 and 2014, respectively.

Other Intangible Assets

The components of intangible assets were as follows:

	Useful Lives	December 31, 2015			December 31, 2014
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	Up to 6 years	$1,104	$(719)	$385	$1,313	$(700)	$613
Trademarks and patents	Up to 12 years	300	(115)	185	295	(78)	217
Other	Up to 28 years	51	(27)	24	71	(31)	40
Other intangible assets		$1,455	$(861)	$594	$1,679	$(809)	$870

Amortization expense for intangible assets subject to amortization was $276 million, $333 million and $255 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated aggregate future amortization expense for intangible assets subject to amortization as of December 31, 2015 was $221 million for the year ending 2016, $163 million in 2017, $104 million in 2018, $51 million in 2019, $34 million in 2020 and $21 million thereafter.

Note 7 – Fair Value Measurements and Derivative Instruments

Embedded Derivative Instruments

In connection with the business combination with MetroPCS, T-Mobile issued senior reset notes to Deutsche Telekom. The interest rates are adjusted at the reset dates to rates defined in the applicable supplemental indentures to manage interest rate risk related to the senior reset notes. The Company determined certain components of the reset feature are required to be bifurcated from the senior reset notes and separately accounted for as embedded derivative instruments. T-Mobile held five embedded derivatives as of December 31, 2014. As of December 31, 2015, one embedded derivative related to the 5.950% Senior Reset Notes to affiliates due 2023 is subject to interest rate volatility.

The fair value of the embedded derivatives was determined using a lattice-based valuation model by determining the fair value of the senior reset notes with and without the embedded derivatives included. The fair value of the senior reset notes with the embedded derivatives utilizes the contractual term of each senior reset note, reset rates calculated based on the spread between specified yield curves and the yield curve on certain T-Mobile long-term debt adjusted pursuant to the applicable supplemental indentures and interest rate volatility. Interest rate volatility is a significant unobservable input (Level 3) as it is derived based on weighted risk-free rate volatility and credit spread volatility. Significant increases or decreases in the weighting of risk-free volatility and credit spread volatility, in isolation, would result in a higher or lower fair value of the embedded derivatives. The embedded derivatives were classified as Level 3 in the fair value hierarchy.

The fair value of embedded derivative instruments measured on a recurring basis by balance sheet location and level were as follows:

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Other long-term liabilities	$—	$—	$143	$143

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Other current assets	$—	$—	$3	$3
Other assets	—	—	2	2

The following table summarizes the gain (loss) activity related to embedded derivatives instruments recognized in Interest expense to affiliates:

	Year Ended December 31,
(in millions)	2015	2014	2013
Embedded derivatives	$(148)	$18	$(13)

Deferred Purchase Price Assets

In connection with the sales of certain receivables, T-Mobile has deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. There were no significant changes in fair value for the year ended December 31, 2015 and 2014. See Note 3 – Sales of Certain Receivables for further information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying amounts and fair values of the Company’s short-term investments and long-term debt were as follows:

	December 31, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Short-term investments	$2,998	$2,998	$—	$—
Liabilities:
Senior Notes to third parties	$17,600	$18,098	$15,600	$16,034
Senior Reset Notes to affiliates	5,600	6,072	5,600	5,780
Senior Secured Term Loans	2,000	1,990	—	—

Short-term Investments

The fair value of the Company’s short-term investments, which consist of U.S. Treasury securities, was determined based on quoted market prices in active markets, and therefore was classified as Level 1 in the fair value hierarchy. Additionally, the Company’s cash equivalents included U.S. Treasury securities with remaining maturities of three months or less at the date of purchase that are classified as Level 1 in the fair value hierarchy. Gross unrealized gains and losses on available-for-sale securities were not significant as of December 31, 2015. Available-for-sale securities held by the Company were not significant as of December 31, 2014.

Long-term Debt

The fair value of the Company’s Senior Notes to third parties was determined based on quoted market prices in active markets, and therefore was classified as Level 1 in the fair value hierarchy. The fair value of the Company’s Senior Secured Term Loans and Senior Reset Notes to affiliates were determined based on a discounted cash flow approach using quoted prices of instruments with similar terms and maturities and an estimate for the stand-alone credit risk of T-Mobile. Accordingly, the Company’s Senior Secured Term Loans and Senior Reset Notes to affiliates were classified as Level 2 in the fair value hierarchy.

Although the Company has determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Secured Term Loans and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of December 31, 2015 and 2014. As such, the Company’s estimates are not necessarily indicative of the amount the Company could realize in a current market exchange.

Note 8 – Debt

Debt was as follows:

(in millions)	December 31, 2015	December 31, 2014
5.250% Senior Notes due 2018	$500	$500
6.288% Senior Reset Notes to affiliates due 2019	1,250	1,250
6.464% Senior Notes due 2019	1,250	1,250
6.366% Senior Reset Notes to affiliates due 2020	1,250	1,250
6.542% Senior Notes due 2020	1,250	1,250
6.625% Senior Notes due 2020	1,000	1,000
6.250% Senior Notes due 2021	1,750	1,750
6.633% Senior Notes due 2021	1,250	1,250
8.097% Senior Reset Notes to affiliates due 2021	1,250	1,250
6.125% Senior Notes due 2022	1,000	1,000
6.731% Senior Notes due 2022	1,250	1,250
8.195% Senior Reset Notes to affiliates due 2022	1,250	1,250
5.950% Senior Reset Notes to affiliates due 2023 (reset date in April 2016)	600	600
6.000% Senior Notes due 2023	1,300	1,300
6.625% Senior Notes due 2023	1,750	1,750
6.836% Senior Notes due 2023	600	600
6.500% Senior Notes due 2024	1,000	1,000
6.375% Senior Notes due 2025	1,700	1,700
6.500% Senior Notes due 2026	2,000	—
Senior Secured Term Loans	2,000	—
Unamortized premium from purchase price allocation fair value adjustment	250	286
Unamortized discount on Senior Secured Term Loans	(10)	—
Capital leases	826	410
Financing arrangements	—	64
Total debt	26,266	21,960
Less: Current portion of Senior Secured Term Loans	20	—
Less: Current portion of capital leases	162	23
Less: Financing arrangements	—	64
Total long-term debt	$26,084	$21,873

Classified on the balance sheet as:
Long-term debt	$20,484	$16,273
Long-term debt to affiliates	5,600	5,600
Total long-term debt	$26,084	$21,873

Long-term Debt

In 2015, T-Mobile USA issued $2.0 billion of 6.500% Senior Notes due 2026, for which T-Mobile and certain subsidiaries are guarantors. In 2015, T-Mobile USA entered into a Term Loan Credit Agreement, which provides for a seven-year senior secured term loan facility with the right to request incremental term loans, subject to the conditions set forth in the agreement. In connection with this agreement, T-Mobile incurred $2.0 billion of Senior Secured Term Loans pursuant to the Term Loan Credit Agreement, for which certain subsidiaries are guarantors. T-Mobile USA’s obligations under the agreement are secured by a first priority lien on substantially all of T-Mobile USA’s assets and the assets of T-Mobile USA’s subsidiaries that are guarantors, subject to certain exceptions. In addition, the Senior Secured Term Loans are subject to a first priority pledge of the equity interests held by T-Mobile USA and substantially all of its direct and indirect subsidiaries. See Note 15 – Guarantor Financial Information for further information regarding the condensed consolidating financial information of T-Mobile’s guarantor subsidiaries.

Interest on the Senior Notes to third parties is accrued from the date of issuance at stated interest rates and paid semi-annually. Interest on the Senior Secured Term Loans is accrued from the date of issuance equal to London Interbank Offered Rate

(“LIBOR”) plus a margin rate of 2.750% and is paid quarterly. The Senior Secured Term Loans had an effective interest rate of 3.500% as of December 31, 2015. Principal on the Senior Secured Term Loans is paid quarterly equal to 0.250% of the principal amount with the remaining balance of the principal due on the final maturity date in November 2022. The interest rate on the 5.950% Senior Reset Notes to affiliates due 2023 will adjust at the reset date to a rate defined in the applicable supplemental indenture. The long-term debt may be redeemed or prepaid, as applicable, in whole or from time to time in part, at specified redemption prices or prepayment premiums, as applicable.  The long-term debt may also be redeemed by the Company using make-whole call or breakage provisions or in part with equity proceeds.  All redemptions are subject to the conditions set forth in the applicable supplemental indenture or Term Loan Credit Agreement.

In 2015, the interest rate on certain Senior Reset Notes to affiliates were adjusted as follows:

	December 31, 2015
	Current Rate	Previous Rate
6.288% Senior Reset Notes to affiliates due 2019	6.288%	5.578%
6.366% Senior Reset Notes to affiliates due 2020	6.366%	5.656%
8.097% Senior Reset Notes to affiliates due 2021	8.097%	5.747%
8.195% Senior Reset Notes to affiliates due 2022	8.195%	5.845%

Capital Leases

Capital lease agreements relate to network equipment with varying expiration terms through 2030. Future minimum payments required under capital leases, including interest, over their remaining terms as of December 31, 2015 are expected to be $199 million for the year ending 2016, $189 million in 2017, $158 million in 2018, $128 million in 2019, $56 million in 2020, and $267 million thereafter, for a total of $997 million, including $171 million in interest.

Financing Arrangements

T-Mobile maintains a handset financing arrangement with Deutsche Bank AG (“Deutsche Bank”), which allows for up to $108 million in borrowings.  Under the handset financing arrangement, the Company can effectively extend payment terms for invoices payable to certain handset vendors.  The interest rate on the handset financing arrangement is determined based on LIBOR plus a specified margin per the arrangement.  Obligations under the handset financing arrangement are included in Short-term debt.  In 2015 and 2014, T-Mobile utilized and repaid $100 million under the financing arrangement. As of December 31, 2015 and 2014, there was no outstanding balance.

The Company maintains vendor financing arrangements with its primary network equipment suppliers. Under the respective agreements, the Company can obtain extended financing terms. The interest rate on the vendor financing arrangements is determined based on the difference between LIBOR and a specified margin per the agreements. Obligations under the vendor financing arrangements are included in Short-term debt. As of December 31, 2015 there was no outstanding balance. As of December 31, 2014 the outstanding balance was $64 million.

Lines and Standby Letters of Credit

T-Mobile has an unsecured revolving credit facility with Deutsche Telekom which allows for up to $500 million in borrowings. As of December 31, 2015 and 2014, T-Mobile had no borrowings outstanding under this facility.

For the purposes of securing T-Mobile’s obligations to provide handset insurance services, T-Mobile maintains an agreement for standby letters of credit with JP Morgan Chase Bank, N.A. (“JP Morgan Chase”). For purposes of securing T-Mobile’s general purpose obligations, T-Mobile maintains a letter of credit reimbursement agreement with Deutsche Bank.

The following table summarizes the outstanding standby letters of credit under each agreement:

(in millions)	December 31, 2015	December 31, 2014
JP Morgan Chase	$36	$36
Deutsche Bank	54	50
Total outstanding balance	$90	$86

Note 9 – Tower Obligations

In 2012, T-Mobile conveyed to Crown Castle International Corp. (“CCI”) the exclusive right to manage and operate approximately 7,100 T-Mobile-owned wireless communication tower sites (“CCI Tower Sites”) in exchange for net proceeds of $2.5 billion (“2012 Tower Transaction”). Rights to approximately 6,200 of the tower sites were transferred to CCI via a Master Prepaid Lease with site lease terms ranging from 23 to 37 years (“CCI Lease Sites”), while the remaining tower sites were sold to CCI (“CCI Sales Sites”). T-Mobile leases back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

In 2015, T-Mobile conveyed to Phoenix Tower International (“PTI”) the exclusive right to manage and operate approximately 600 T-Mobile-owned wireless communication tower sites (“PTI Tower Sites”) in exchange for net proceeds of approximately $140 million (“2015 Tower Transaction”). Rights to approximately 250 sites were transferred to PTI via a management agreement (“PTI Managed Sites”), while the remaining tower sites were sold to PTI (“PTI Sales Sites”). T-Mobile leases back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

Assets and liabilities associated with the operation of certain of the tower sites were transferred to SPEs. Assets included ground lease agreements or deeds for the land on which the towers are situated, the towers themselves and existing subleasing agreements with other mobile network operator tenants, who lease space at the tower sites. Liabilities included the obligation to pay ground lease rentals, property taxes and other executory costs. Upon closing of the 2012 Tower Transaction, CCI acquired all of the equity interests in the SPEs containing CCI Sales Sites and an option to acquire the CCI Lease Sites at the end of their respective lease terms and entered into a master lease agreement under which T-Mobile agreed to lease back space at certain of the tower sites. Upon closing of the 2015 Tower Transaction, PTI acquired all of the equity interests in the SPEs containing PTI Sales Sites and entered into a master lease agreement under which T-Mobile agreed to lease back space at certain of the tower sites.

T-Mobile determined the SPEs containing the CCI Lease Sites (“Lease Site SPEs”) are VIEs as the Company's equity investment lacks the power to direct the activities that most significantly impact the economic performance of the VIEs. These activities include managing tenants and underlying ground leases, performing repair and maintenance on the towers, the obligation to absorb expected losses and the right to receive the expected future residual returns from the purchase option to acquire the CCI Lease Sites. As the Company determined it is not the primary beneficiary and does not have a controlling financial interest in the Lease Site SPEs, the results of the Lease Site SPEs are not consolidated into the Company’s consolidated financial statements.

Due to its continuing involvement with the tower sites, T-Mobile determined it was precluded from applying sale-leaseback accounting. T-Mobile recorded long-term financial obligations in the amount of the net proceeds received and recognizes interest on the tower obligations at a rate of approximately 8% for the 2012 Tower Transaction and 3% for the 2015 Tower Transaction using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by T-Mobile to CCI or PTI and through estimated future net cash flows generated and retained by CCI or PTI from operation of the tower sites. T-Mobile’s historical tower site asset costs continue to be reported in Property and equipment, net and are depreciated.

The following table summarizes the impacts to the Consolidated Balance Sheets:

(in millions)	December 31, 2015	December 31, 2014
Property and equipment, net	$601	$604
Tower obligations	2,658	2,521

Future minimum payments related to the tower obligations are summarized below:

(in millions)	Total
Year Ending December 31,
2016	$179
2017	180
2018	180
2019	180
2020	181
Thereafter	1,315
Total	$2,215

T-Mobile is contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites. These contingent obligations are not included in the above table as any amount due is contractually owed by CCI based on the subleasing arrangement. See Note 13 – Commitments and Contingencies for further information.

Note 10 – Employee Compensation and Benefit Plans

T-Mobile maintains the 2013 Omnibus Incentive Plan, which authorized the issuance of up to 63 million shares of common stock. Under the incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, consultants, advisors and non-employee directors. As of December 31, 2015, there were 29 million shares of common stock available for future grants under the incentive plan.

T-Mobile grants restricted stock units (“RSU”) to eligible employees and certain non-employee directors and performance stock units (“PSU”) to eligible key executives of the Company. RSUs entitle the grantee to receive shares of T-Mobile common stock at the end of a vesting period of generally up to 3 years. PSUs entitle the holder to receive shares of T-Mobile common stock at the end of a vesting period of generally up to 3 years if the performance goal is achieved. The number of shares ultimately received is dependent on T-Mobile's business performance against the specified performance goal. The Company also maintains an employee stock purchase plan (“ESPP”).

Stock-based compensation expense and related income tax benefits were as follows:

(in millions)	December 31, 2015	December 31, 2014	December 31, 2013
Stock-based compensation expense	$201	$196	$100
Income tax benefit related to stock-based compensation	71	73	38
Realized excess tax benefit	79	34	—

Stock Awards

The following activity occurred under the RSU and PSU awards:

(in millions, except shares, per share and contractual life amounts)	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2014	19,952,089	$24.15	1.1	$538
Granted	9,760,057	35.56
Vested	(11,956,345)	25.28
Forfeited	(1,421,530)	27.36
Nonvested, December 31, 2015	16,334,271	$29.95	1.2	$639

Vesting of the stock awards triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. The Company has agreed to withhold stock units from the employee to cover the tax obligation. The Company withheld 4,176,464 and 2,203,673 stock units to cover tax obligations associated with vesting of stock awards and remitted cash of $156 million and $73 million to the appropriate tax authorities for the years ended December 31, 2015 and 2014, respectively.  The net shares issued to the employee are accounted for as outstanding common stock.

For the years ended December 31, 2014 and 2013, the weighted average fair value per stock award granted was $28.52 and $22.07, respectively. As of December 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock awards, net of estimated forfeitures, was $327 million, before income taxes, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of stock awards vested was $445 million, $209 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following activity occurred under the Predecessor Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding and Exercisable, December 31, 2014	4,348,912	$24.96	3.7
Exercised	(2,381,650)	19.91
Expired	(142,908)	38.32
Outstanding and exercisable, December 31, 2015	1,824,354	$30.50	2.7

Stock options exercised under the Predecessor Plans generated proceeds of approximately $47 million and $27 million for the years ended December 31, 2015 and 2014, respectively.

Employee Retirement Savings Plan

The Company sponsors a retirement savings plan for the majority of its employees under section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pretax income in accordance with specified guidelines. The plans match a percentage of employee contributions up to certain limits. Employer matching contributions were $73 million, $66 million and $58 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six month offering period, whichever price is lower. The number of shares issued under the Company’s ESPP was 761,085 for the year ended December 31, 2015.

Legacy Long Term Incentive Plan

Prior to the business combination, the Company maintained a performance-based Long Term Incentive Plan (“LTIP”) which aligned to the Company's long-term business strategy. As of December 31, 2015, there were LTIP awards outstanding for the 2013 LTIP. No new awards are expected to be granted under the LTIP. Compensation expense reported within operating expenses related to the Company's LTIP was $27 million, $44 million and $63 million for the years ended December 31, 2015, 2014 and 2013, respectively. Payments of $57 million, $60 million and $61 million were made to participants related to T-Mobile’s LTIP during the years ended December 31, 2015, 2014 and 2013, respectively.

Note 11 – Income Taxes

The sources of Income before income taxes were as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
U.S.	$898	$347	$(5)
Puerto Rico	80	66	56
Income before income taxes	$978	$413	$51

Income tax expense is summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Current tax expense (benefit)
Federal	$(30)	$—	$(10)
State	2	6	6
Puerto Rico	17	38	10
Total current tax expense (benefit)	(11)	44	6
Deferred tax expense (benefit)
Federal	281	79	24
State	(37)	40	(22)
Puerto Rico	12	3	8
Total deferred tax expense	256	122	10
Total income tax expense	$245	$166	$16

The reconciliation between the U.S. federal statutory income tax rate and T-Mobile's effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(1.1)	(8.8)	(31.8)
Puerto Rico taxes, net of federal benefit	3.3	5.0	28.2
Change in valuation allowance	(3.2)	18.8	(6.1)
Permanent differences	1.6	1.4	11.3
Federal tax credits, net of reserves	(9.5)	(10.6)	—
Other, net	(1.0)	(0.6)	(5.2)
Effective income tax rate	25.1%	40.2%	31.4%

Significant components of deferred income tax assets and liabilities, tax effected, are as follows:

(in millions)	December 31, 2015	December 31, 2014
Deferred tax assets
Loss carryforwards	$1,997	$2,354
Deferred rents	1,136	1,034
Reserves and accruals	928	454
Federal and state tax credits	349	295
Debt fair market value adjustment	97	111
Other	317	295
Deferred tax assets, gross	4,824	4,543
Valuation allowance	(583)	(614)
Deferred tax assets, net	4,241	3,929
Deferred tax liabilities
Spectrum licenses	6,174	5,629
Property and equipment	1,950	1,877
Other intangible assets	178	297
Other	—	11
Total deferred tax liabilities	8,302	7,814
Net deferred tax liabilities	$4,061	$3,885

Classified on the balance sheet as:
Current deferred tax assets, net	$—	$988
Non-current deferred tax liabilities, net	4,061	4,873
Net deferred tax liabilities	$4,061	$3,885

As of December 31, 2015, Current deferred tax assets, net and Non-current deferred tax liabilities, net decreased compared to 2014 primarily due to the early adoption of ASU 2015-17. See Note 1 – Summary of Significant Accounting Policies - Income Taxes for further information.

As of December 31, 2015, the Company has net operating loss (“NOL”) carryforwards, tax effected, of $1.6 billion for federal income tax purposes and $700 million for state income tax purposes, expiring through 2035.  As of December 31, 2015, the Company’s NOL carryforwards for financial reporting purposes were approximately $383 million, tax effected, less than its NOL carryforwards for federal and state income tax purposes, due to unrecognized tax benefits of $378 million and the Company’s inability to realize excess tax benefits until such benefits reduce income taxes payable.

As of December 31, 2015, the Company has available Alternative Minimum Tax credit carryforwards of $142 million, which may be used to reduce regular federal income taxes and have no expiration. The Company also has research and development and foreign tax credit carryforwards of $186 million for federal income tax purposes, which begin to expire in 2018.

As of December 31, 2015 and 2014, the Company’s valuation allowance was $583 million and $614 million, respectively. The change in the valuation allowance of $31 million is primarily related to recent state tax law changes and to the release of the valuation allowance on state net operating losses that expired in 2015. Furthermore, as of December 31, 2015, a valuation allowance of $33 million relates to stock option deductions included in the NOL carryforwards, which will be reversed as an increase to equity when the related deferred tax assets are ultimately realized.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in Puerto Rico.  The Company is currently under examination by various states.  Management does not believe the resolution of any of the audits will result in a material change to the Company’s financial condition, results of operations or cash flows.  During 2015, the IRS concluded its audit through the 2013 tax year with no significant change to the Company’s tax positions, however, the Company’s NOL carryforwards for periods back to 1998 remain open for examination. The Company is generally closed to U.S federal, state and Puerto Rico examination for years prior to 1998.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Unrecognized tax benefits, beginning of year	$388	$178	$89
Gross decreases to tax positions in prior periods	(112)	(52)	(18)
Gross increases to current period tax positions	135	262	24
Gross increase due to current year business combination	—	—	83
Unrecognized tax benefits, end of year	$411	$388	$178

As of December 31, 2015, the Company had $163 million in unrecognized tax benefits that, if recognized, would affect the Company's annual effective tax rate. Included in the 2013 increase to unrecognized tax benefits is $83 million related to tax positions acquired through the business combination with MetroPCS. Penalties and interest are included in selling, general and administrative expenses and interest expense, respectively. The accrued interest and penalties associated with unrecognized tax benefits are insignificant.

Note 12 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2015	2014	2013
Net income	$733	$247	$35
Dividends on preferred stock	(55)	—	—
Net income attributable to common stockholders	$678	$247	$35

Weighted average shares outstanding - basic	812,994,028	805,284,712	672,955,980
Dilutive effect of outstanding stock options and awards	9,623,910	8,893,887	3,929,235
Dilutive effect of preferred stock	—	1,743,659	—
Weighted average shares outstanding - diluted	822,617,938	815,922,258	676,885,215

Earnings per share - basic	$0.83	$0.31	$0.05
Earnings per share - diluted	$0.82	$0.30	$0.05

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	4,842,370	1,426,331	4,909,741
Preferred stock common stock equivalents	32,237,266	—	—

Potentially dilutive securities were not included in the computation of diluted earnings per share for certain periods if to do so would have been antidilutive.  Unvested PSUs were based on the number of shares ultimately expected to vest based on T-Mobile’s business performance against the specified performance goal.

Note 13 – Commitments and Contingencies

Commitments

Future minimum payments for non-cancelable operating leases and purchase commitments are summarized below:

(in millions)	Operating Leases	Purchase Commitments
Year Ending December 31,
2016	$2,379	$2,865
2017	2,235	3,150
2018	2,046	772
2019	1,900	714
2020	1,679	629
Thereafter	5,583	1,304
Total	$15,822	$9,434

Operating Leases

T-Mobile has operating leases for cell sites, switch sites, retail stores and office facilities with contractual terms expiring through 2030. The majority of cell site leases have an initial non-cancelable term of five years to ten years with several renewal options. The Company considers renewal options certain on leases as being reasonably assured of exercise, thus included in future minimum lease payments for a total term of approximately 15 years. In addition, T-Mobile has operating leases for dedicated transportation lines with varying expiration terms through 2025.

As of December 31, 2015, T-Mobile was contingently liable for future ground lease payments related to the tower obligations. These contingent obligations are not included in the above table as the amounts due are contractually owed by CCI based on the subleasing arrangement. See Note 9 – Tower Obligations for further information.

Total rent expense under operating leases, including dedicated transportation lines, was $2.8 billion, $3.0 billion and $2.8 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

Purchase Commitments

T-Mobile has commitments for non-dedicated transportation lines with varying expiration terms through 2028. In addition, T-Mobile has commitments to purchase spectrum licenses, handsets, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2028. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements, but are determined based on the non-cancelable quantities or termination amounts to which the Company was contractually obligated.

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

On April 4, 2012, T-Mobile was sued in a patent infringement case by Prism Technologies LLC (“Prism”) in the U.S. District Court for the District of Nebraska, asserting claims relating to patents that Prism claims are related to authentication and use of the internet by T-Mobile’s network, and sought damages of up to $114.9 million.  On October 30, 2015, the jury reached a verdict in favor of T-Mobile, finding non-infringement on all patents; and judgment was entered for T-Mobile on November 20, 2015. Both Prism and T-Mobile have filed post-trial motions, which are pending.  The Company does not believe that a loss is probable or that the amount of a loss can be reasonably estimated at this time, and does not expect that the ultimate resolution of this case will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 14 – Additional Financial Information

Supplemental Consolidated Balance Sheets Information

Allowances and Imputed Discount

The following table summarizes the changes in allowances and unamortized imputed discount related to its current accounts receivables and EIP receivables:

(in millions)	2015	2014	2013
Allowances, beginning of year	$199	$169	$197
Bad debt expense	547	444	463
Write-offs, net of recoveries	(482)	(414)	(491)
Allowances, end of year	$264	$199	$169

Imputed discount, beginning of year	$271	$212	$92
Additions	310	380	283
Interest income	(414)	(355)	(185)
Cancellations and other	(78)	(92)	(42)
Impacts from sales of EIP receivables	(55)	—	—
Transfer from long-term	125	126	64
Imputed discount, end of year	$159	$271	$212

The following table summarizes the changes in unamortized imputed discount related to its long-term EIP receivables:

(in millions)	2015	2014	2013
Imputed discount, beginning of year	$61	$64	$18
Additions	111	141	121
Cancellations and other	(13)	(18)	(11)
Impacts from sales of EIP receivables	(8)	—	—
Transfer to current	(125)	(126)	(64)
Imputed discount, end of year	$26	$61	$64

See Note 3 – Sales of Certain Receivables on sales of EIP receivables and Note 4 – Equipment Installment Plan Receivables on EIP receivables and related unamortized imputed discount and allowance for credit losses for further information.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	December 31, 2015	December 31, 2014
Accounts payable	$6,137	$5,322
Property and other taxes, including payroll	494	605
Payroll and related benefits	521	470
Interest	371	349
Commissions	190	179
Toll and interconnect	68	166
Network decommissioning	117	78
Advertising	77	53
Other	109	142
Accounts payable and accrued liabilities	$8,084	$7,364

Outstanding checks included in accounts payable and accrued liabilities were $501 million and $409 million as of December 31, 2015 and 2014, respectively.

Supplemental Consolidated Statements of Comprehensive Income (Loss) Information

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

The following table summarizes the impact of significant transactions with Deutsche Telekom or its affiliates included in operating expenses in the Consolidated Statements of Comprehensive Income (Loss):

	Year Ended December 31,
(in millions)	2015	2014	2013
Discount related to roaming expenses	$(21)	$(61)	$(16)
Fees incurred for use of the T-Mobile brand	65	60	53
Expenses for telecommunications and IT services	23	24	102

Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes T-Mobile’s supplemental cash flows information:

	Year Ended December 31,
(in millions)	2015	2014	2013
Interest and income tax payments:
Interest payments, net of amounts capitalized	$1,298	$1,367	$1,156
Income tax payments	54	36	20
Noncash investing and financing activities:
Increase in accounts payable for purchases of property and equipment	46	402	6
Leased wireless devices transferred from inventory to property and equipment, net of returns	2,285	—	—
Issuance of short-term debt for financing of property and equipment purchases	500	256	470
Assets acquired under capital lease obligations	470	77	3
Retirement of long-term debt to affiliates	—	—	14,450
Elimination of net unamortized discounts and premiums on long-term debt to affiliates	—	—	434
Issuance of new long-term debt to affiliates	—	—	11,200
Settlement of accounts receivable from affiliates and other outstanding balances	—	—	363
Income tax benefit from debt recapitalization	—	—	178
Net assets acquired in MetroPCS business combination, excluding cash acquired	—	—	827

Supplemental Consolidated Statement of Stockholders’ Equity Information

Preferred Stock

In 2014, T-Mobile completed a public offering of 20 million shares of mandatory convertible preferred stock for net proceeds of $982 million. Dividends on the preferred stock are payable on a cumulative basis when and if declared by the Company’s board of directors at an annual rate of 5.5%. The dividends may be paid in cash, shares of common stock, subject to certain limitations, or any combination of cash and shares of common stock.

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

Note 15 – Guarantor Financial Information

Pursuant to the applicable indentures and supplemental indentures, the long-term debt to affiliates and third parties, excluding Senior Secured Term Loans and capital leases, issued by T-Mobile USA (“Issuer”) is fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by T-Mobile (“Parent”) and certain of the Issuer’s 100% owned subsidiaries (“Guarantor Subsidiaries”).

In 2015, Issuer issued unsecured Senior Notes of $2.0 billion and incurred $2.0 billion of Senior Secured Term Loans, which are secured by a first priority lien on substantially all of T-Mobile USA’s assets and the assets of T-Mobile USA’s Guarantor Subsidiaries. In addition, the Senior Secured Term Loans are subject to a first priority pledge of the equity interests held by T-Mobile USA and substantially all of its direct and indirect subsidiaries. See Note 8 – Debt for further information.

In 2015, T-Mobile entered into an arrangement to sell certain EIP accounts receivable on a revolving basis. In connection with the sale arrangement, the Company formed EIP BRE, a wholly-owned subsidiary, which is included in the Non-Guarantor Subsidiaries condensed consolidating financial information. See Note 3 – Sales of Certain Receivables for further information.

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

Presented below is the condensed consolidating financial information as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, respectively. As the business combination was treated as a “reverse acquisition” and the Issuer was treated as the accounting acquirer, the Issuer’s historical financial statements are the historical financial statements of Parent for comparative purposes. As a result the Parent column only reflects activity in the condensed consolidating financial statements presented below for periods subsequent to the consummation of the business combination on April 30, 2013. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet Information
December 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$378	$1,767	$2,364	$73	$—	$4,582
Short-term investments	—	1,999	999	—	—	2,998
Accounts receivable, net	—	—	1,574	214	—	1,788
Equipment installment plan receivables, net	—	—	2,378	—	—	2,378
Accounts receivable from affiliates	—	—	36	—	—	36
Inventories	—	—	1,295	—	—	1,295
Other current assets	—	—	1,413	400	—	1,813
Total current assets	378	3,766	10,059	687	—	14,890
Property and equipment, net (1)	—	—	19,546	454	—	20,000
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	23,955	—	—	23,955
Other intangible assets, net	—	—	594	—	—	594
Investments in subsidiaries, net	16,184	32,280	—	—	(48,464)	—
Intercompany receivables	—	6,130	—	—	(6,130)	—
Equipment installment plan receivables due after one year, net	—	—	847	—	—	847
Other assets	—	28	387	219	(167)	467
Total assets	$16,562	$42,204	$57,071	$1,360	$(54,761)	$62,436
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$368	$7,496	$220	$—	$8,084
Current payables to affiliates	—	70	65	—	—	135
Short-term debt	—	20	162	—	—	182
Deferred revenue	—	—	717	—	—	717
Other current liabilities	—	—	327	83	—	410
Total current liabilities	—	458	8,767	303	—	9,528
Long-term debt	—	19,820	664	—	—	20,484
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Tower obligations (1)	—	—	411	2,247	—	2,658
Deferred tax liabilities	—	—	4,228	—	(167)	4,061
Deferred rents	—	—	2,481	—	—	2,481
Negative carrying value of subsidiaries, net	—	—	628	—	(628)	—
Intercompany payables	5	—	5,959	166	(6,130)	—
Other long-term liabilities	—	142	922	3	—	1,067
Total long-term liabilities	5	25,562	15,293	2,416	(6,925)	36,351
Total stockholders' equity	16,557	16,184	33,011	(1,359)	(47,836)	16,557
Total liabilities and stockholders' equity	$16,562	$42,204	$57,071	$1,360	$(54,761)	$62,436

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 9 – Tower Obligations for further information.

Condensed Consolidating Balance Sheet Information
December 31, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,278	$2,246	$697	$94	$—	$5,315
Accounts receivable, net	—	—	1,817	48	—	1,865
Equipment installment plan receivables, net	—	—	3,062	—	—	3,062
Accounts receivable from affiliates	—	—	76	—	—	76
Inventories	—	—	1,085	—	—	1,085
Deferred tax assets, net	—	—	988	—	—	988
Other current assets	—	3	1,341	249	—	1,593
Total current assets	2,278	2,249	9,066	391	—	13,984
Property and equipment, net (1)	—	—	15,708	537	—	16,245
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	21,955	—	—	21,955
Other intangible assets, net	—	—	870	—	—	870
Investments in subsidiaries, net	13,470	30,385	—	—	(43,855)	—
Intercompany receivables	—	2,773	—	—	(2,773)	—
Equipment installment plan receivables due after one year, net	—	—	1,628	—	—	1,628
Other assets	2	17	259	124	(114)	288
Total assets	$15,750	$35,424	$51,169	$1,052	$(46,742)	$56,653
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$349	$6,914	$101	$—	$7,364
Current payables to affiliates	—	56	175	—	—	231
Short-term debt	—	63	24	—	—	87
Deferred revenue	—	—	459	—	—	459
Other current liabilities	—	—	580	55	—	635
Total current liabilities	—	468	8,152	156	—	8,776
Long-term debt	—	15,886	387	—	—	16,273
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Tower obligations (1)	—	—	271	2,250	—	2,521
Deferred tax liabilities	—	—	4,987	—	(114)	4,873
Deferred rents	—	—	2,331	—	—	2,331
Negative carrying value of subsidiaries, net	—	—	780	—	(780)	—
Intercompany payables	87	—	2,589	97	(2,773)	—
Other long-term liabilities	—	—	616	—	—	616
Total long-term liabilities	87	21,486	11,961	2,347	(3,667)	32,214
Total stockholders' equity	15,663	13,470	31,056	(1,451)	(43,075)	15,663
Total liabilities and stockholders' equity	$15,750	$35,424	$51,169	$1,052	$(46,742)	$56,653

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 9 – Tower Obligations for further information.

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Year Ended December 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$23,748	$1,669	$(596)	$24,821
Equipment revenues	—	—	7,148	—	(430)	6,718
Other revenues	—	1	356	171	(14)	514
Total revenues	—	1	31,252	1,840	(1,040)	32,053
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	5,530	24	—	5,554
Cost of equipment sales	—	—	9,055	720	(431)	9,344
Selling, general and administrative	—	—	10,065	733	(609)	10,189
Depreciation and amortization	—	—	4,605	83	—	4,688
Cost of MetroPCS business combination	—	—	376	—	—	376
Gain on disposal of spectrum licenses	—	—	(163)	—	—	(163)
Total operating expenses	—	—	29,468	1,560	(1,040)	29,988
Operating income	—	1	1,784	280	—	2,065
Other income (expense)
Interest expense	—	(847)	(50)	(188)	—	(1,085)
Interest expense to affiliates	—	(411)	—	—	—	(411)
Interest income	—	2	418	—	—	420
Other income (expense), net	—	(10)	—	(1)	—	(11)
Total other income (expense), net	—	(1,266)	368	(189)	—	(1,087)
Income (loss) before income taxes	—	(1,265)	2,152	91	—	978
Income tax expense	—	—	214	31	—	245
Earnings (loss) of subsidiaries	733	1,998	(48)	—	(2,683)	—
Net income	733	733	1,890	60	(2,683)	733
Dividends on preferred stock	(55)	—	—	—	—	(55)
Net income attributable to common stockholders	$678	$733	$1,890	$60	$(2,683)	$678
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(2)	(2)	(2)	—	4	(2)
Total comprehensive income (loss)	$731	$731	$1,888	$60	$(2,679)	$731
-

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Year Ended December 31, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$21,483	$1,302	$(410)	$22,375
Equipment revenues	—	—	7,319	—	(530)	6,789
Other revenues	—	—	270	140	(10)	400
Total revenues	—	—	29,072	1,442	(950)	29,564
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	5,767	21	—	5,788
Cost of equipment sales	—	—	9,491	702	(572)	9,621
Selling, general and administrative	—	—	8,723	518	(378)	8,863
Depreciation and amortization	—	—	4,330	82	—	4,412
Cost of MetroPCS business combination	—	—	299	—	—	299
Gain on disposal of spectrum licenses	—	—	(840)	—	—	(840)
Other, net	—	—	5	—	—	5
Total operating expenses	—	—	27,775	1,323	(950)	28,148
Operating income	—	—	1,297	119	—	1,416
Other income (expense)
Interest expense	—	(838)	(55)	(180)	—	(1,073)
Interest expense to affiliates	—	(278)	—	—	—	(278)
Interest income	—	—	359	—	—	359
Other income (expense), net	—	(15)	4	—	—	(11)
Total other income (expense), net	—	(1,131)	308	(180)	—	(1,003)
Income (loss) before income taxes	—	(1,131)	1,605	(61)	—	413
Income tax expense (benefit)	—	—	189	(23)	—	166
Earnings (loss) of subsidiaries	247	1,278	(54)	—	(1,471)	—
Net income (loss)	$247	$147	$1,362	$(38)	$(1,471)	$247
Other comprehensive loss, net of tax
Other comprehensive income (loss), net of tax	(2)	(2)	(2)	—	4	(2)
Total comprehensive income (loss)	$245	$145	$1,360	$(38)	$(1,467)	$245

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Year Ended December 31, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$18,396	$823	$(151)	$19,068
Equipment revenues	—	—	5,728	—	(695)	5,033
Other revenues	—	—	251	142	(74)	319
Total revenues	—	—	24,375	965	(920)	24,420
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	5,302	50	(73)	5,279
Cost of equipment sales	—	—	7,180	552	(756)	6,976
Selling, general and administrative	—	—	7,283	190	(91)	7,382
Depreciation and amortization	—	—	3,545	82	—	3,627
Cost of MetroPCS business combination	—	—	108	—	—	108
Gain on disposal of spectrum licenses	—	—	(2)	—	—	(2)
Other, net	—	—	54	—	—	54
Total operating expenses	—	—	23,470	874	(920)	23,424
Operating income	—	—	905	91	—	996
Other income (expense)
Interest expense	—	(317)	(55)	(173)	—	(545)
Interest expense to affiliates	—	(678)	—	—	—	(678)
Interest income	—	—	189	—	—	189
Other income (expense), net	—	94	(6)	1	—	89
Total other income (expense), net	—	(901)	128	(172)	—	(945)
Income (loss) before income taxes	—	(901)	1,033	(81)	—	51
Income tax expense (benefit)	—	—	45	(29)	—	16
Earnings (loss) of subsidiaries	(104)	936	(54)	—	(778)	—
Net income (loss)	$(104)	$35	$934	$(52)	$(778)	$35
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax	—	(38)	24	—	(24)	(38)
Total comprehensive income (loss)	$(104)	$(3)	$958	$(52)	$(802)	$(3)

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(1)	$(4,504)	$9,940	$154	$(175)	$5,414

Investing activities
Purchases of property and equipment	—	—	(4,724)	—	—	(4,724)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(1,935)	—	—	(1,935)
Purchases of short-term investments	—	(1,999)	(998)	—	—	(2,997)
Investment in subsidiaries	(1,905)	—	—	—	1,905	—
Other, net	—	—	96	—	—	96
Net cash used in investing activities	(1,905)	(1,999)	(7,561)	—	1,905	(9,560)

Financing activities
Proceeds from capital contribution	—	1,905	—	—	(1,905)	—
Proceeds from issuance of long-term debt	—	3,979	—	—	—	3,979
Repayments of long-term debt and capital lease obligations	—	—	(57)	—	—	(57)
Proceeds from tower obligations	—	140	—	—	—	140
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(564)	—	—	(564)
Intercompany dividend paid	—	—	—	(175)	175	—
Dividends on preferred stock	(41)	—	(14)	—	—	(55)
Proceeds from exercise of stock options	47	—	—	—	—	47
Taxes paid related to net share settlement of stock awards	—	—	(156)	—	—	(156)
Other, net	—	—	79	—	—	79
Net cash provided by (used in) financing activities	6	6,024	(712)	(175)	(1,730)	3,413

Change in cash and cash equivalents	(1,900)	(479)	1,667	(21)	—	(733)
Cash and cash equivalents
Beginning of period	2,278	2,246	697	94	—	5,315
End of period	$378	$1,767	$2,364	$73	$—	$4,582

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$9	$(5,145)	$9,364	$18	$(100)	$4,146

Investing activities
Purchases of property and equipment	—	—	(4,317)	—	—	(4,317)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(2,900)	—	—	(2,900)
Investment in subsidiaries	(1,700)	—	—	—	1,700	—
Other, net	—	—	(29)	—	—	(29)
Net cash used in investing activities	(1,700)	—	(7,246)	—	1,700	(7,246)

Financing activities
Proceeds from capital contribution	—	1,700	—	—	(1,700)	—
Proceeds from issuance of long-term debt	—	2,993	—	—	—	2,993
Repayments of long-term debt and capital lease obligations	—	—	(1,019)	—	—	(1,019)
Proceeds from issuance of preferred stock	982	—	—	—	—	982
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(418)	—	—	(418)
Intercompany dividend paid	—	—	—	(100)	100	—
Proceeds from exercise of stock options	27	—	—	—	—	27
Taxes paid related to net share settlement of stock awards	—	—	(73)	—	—	(73)
Other, net	—	—	32	—	—	32
Net cash provided by (used in) financing activities	1,009	4,693	(1,478)	(100)	(1,600)	2,524

Change in cash and cash equivalents	(682)	(452)	640	(82)	—	(576)
Cash and cash equivalents
Beginning of period	2,960	2,698	57	176	—	5,891
End of period	$2,278	$2,246	$697	$94	$—	$5,315

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2013

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$299	$(1,203)	$4,380	$69	$—	$3,545

Investing activities
Purchases of property and equipment	—	—	(4,025)	—	—	(4,025)
Purchases of spectrum licenses and other intangible assets	—	—	(381)	—	—	(381)
Short term affiliate loan receivable, net	—	—	300	—	—	300
Cash and cash equivalents acquired in MetroPCS business combination	737	1,407	—	—	—	2,144
Other, net	—	—	(130)	—	—	(130)
Net cash provided by (used in) investing activities	737	1,407	(4,236)	—	—	(2,092)

Financing activities
Proceeds from issuance of long-term debt	—	2,494	—	—	—	2,494
Repayment of capital lease obligations	—	—	(9)	—	—	(9)
Proceeds from issuance of common stock	1,787	—	—	—	—	1,787
Repayments of short-term debt for purchases of property and equipment	—	—	(244)	—	—	(244)
Proceeds from exercise of stock options	137	—	—	—	—	137
Other, net	—	—	(121)	—	—	(121)
Net cash provided by (used in) financing activities	1,924	2,494	(374)	—	—	4,044

Change in cash and cash equivalents	2,960	2,698	(230)	69	—	5,497
Cash and cash equivalents
Beginning of period	—	—	287	107	—	394
End of period	$2,960	$2,698	$57	$176	$—	$5,891

Note 16 – Subsequent Events

Spectrum License Transactions

In January 2016, T-Mobile acquired spectrum licenses covering nearly 20 million people in seven major metropolitan markets for approximately $0.6 billion in cash.

Additionally, in January and February 2016, T-Mobile entered into agreements with multiple third parties for the exchange of certain spectrum licenses and the acquisition of 700 MHz A-Block spectrum licenses covering approximately 48 million people, for approximately $0.7 billion in cash. In the first quarter of 2016, spectrum licenses to be exchanged of $0.2 billion will be transferred to held for sale and included in Other current assets.  Non-cash gains are expected to be recognized upon closing of the exchange transactions, which are expected to occur in mid-2016, subject to regulatory approval and other customary closing conditions.

Supplementary Data

Quarterly Financial Information (Unaudited)

(in millions, except shares and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015
Total revenues	$7,778	$8,179	$7,849	$8,247	$32,053
Operating income	117	597	513	838	2,065
Net income (loss)	(63)	361	138	297	733
Dividends on preferred stock	(14)	(14)	(13)	(14)	(55)
Net income (loss) attributable to common stockholders	(77)	347	125	283	678
Earnings (loss) per share
Basic	$(0.09)	$0.43	$0.15	$0.35	$0.83
Diluted	$(0.09)	$0.42	$0.15	$0.34	$0.82
Weighted average shares outstanding
Basic	808,605,526	811,605,031	815,069,272	816,585,782	812,994,028
Diluted	808,605,526	821,122,537	822,017,220	824,716,119	822,617,938
Net income (loss) includes:
Cost of MetroPCS business combination	$128	$34	$193	$21	$376
Gains on disposal of spectrum licenses	—	(23)	(1)	(139)	(163)
2014
Total revenues	$6,875	$7,185	$7,350	$8,154	$29,564
Operating income (loss)	(28)	962	49	433	1,416
Net income (loss)	(151)	391	(94)	101	247
Earnings (loss) per share
Basic	$(0.19)	$0.49	$(0.12)	$0.13	$0.31
Diluted	$(0.19)	$0.48	$(0.12)	$0.12	$0.30
Weighted average shares outstanding
Basic	802,520,723	803,923,913	807,221,761	807,396,425	805,284,712
Diluted	802,520,723	813,556,137	807,221,761	821,707,289	815,922,258
Net income (loss) includes:
Cost of MetroPCS business combination	$12	$22	$97	$168	$299
Gains on disposal of spectrum licenses	(10)	(747)	(13)	(70)	(840)

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report herein.

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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2015.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2015.

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

T-MOBILE US, INC.

February 17, 2016	/s/ John J. Legere
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 17, 2016.

Signature	Title

/s/ John J. Legere	President and Chief Executive Officer and
John J. Legere	Director (Principal Executive Officer)

/s/ J. Braxton Carter	Executive Vice President and Chief Financial Officer
J. Braxton Carter	(Principal Financial Officer)

/s/ Michael J. Morgan	Senior Vice President, Finance and Chief Accounting
Michael J. Morgan	Officer (Principal Accounting Officer)

/s/ Timotheus Höttges	Chairman of the Board
Timotheus Höttges

/s/ W. Michael Barnes	Director
W. Michael Barnes

/s/ Thomas Dannenfeldt	Director
Thomas Dannenfeldt

/s/ Srikant Datar	Director
Srikant Datar

/s/ Lawrence H. Guffey	Director
Lawrence H. Guffey

/s/ Bruno Jacobfeuerborn	Director
Bruno Jacobfeuerborn

/s/ Raphael Kübler	Director
Raphael Kübler

/s/ Thorsten Langheim	Director
Thorsten Langheim

/s/ Teresa A. Taylor	Director
Teresa A. Taylor

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1	Business Combination Agreement, dated as of October 3, 2012, by and among MetroPCS Communications, Inc., Deutsche Telekom AG, T-Mobile Zwischenholding GMBH, T-Mobile Global Holding GMBH and T-Mobile USA, Inc.	8-K	10/3/2012	2.1
2.2	Consent Solicitation Letter Agreement, dated December 5, 2012, by and among MetroPCS Communications, Inc. and Deutsche Telekom AG, amending Exhibit G to the Business Combination Agreement.	8-K	12/7/2012	2.1
2.3	Amendment No. 1 to the Business Combination Agreement by and among Deutsche Telekom AG, T-Mobile USA, Inc., T-Mobile Global Zwischenholding GmbH, T-Mobile Global Holding GmbH and MetroPCS Communications, Inc., dated April 14, 2013.	8-K	4/15/2013	2.1
3.1	Fourth Amended and Restated Certificate of Incorporation.	8-K	5/2/2013	3.1
3.2	Fifth Amended and Restated Bylaws.	8-K	5/2/2013	3.2
3.3	Certificate of Designation of 5.50% Mandatory Convertible Preferred Stock, Series A, of T-Mobile US, Inc., dated December 12, 2014.	8-K	12/15/2014	3.1
4.1	Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C.	8-K	3/30/2007	4.1
4.2	Amendment No. 1 to the Rights Agreement, dated as of October 3, 2012 between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent.	8-K	10/3/2012	4.1
4.3	Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., a trustee.	8-K	9/21/2010	4.1
4.4	First Supplemental Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	9/21/2010	4.2
4.5	Second Supplemental Indenture, dated November 17, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	11/17/2010	4.1
4.6	Third Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	10-K	3/1/2011	10.19(d)
4.7	Fourth Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	10-K	3/1/2011	10.19(e)
4.8	Fifth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	12/17/2012	4.1
4.9	Sixth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	12/17/2012	4.2
4.10	Seventh Supplemental Indenture, dated as of May 1, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee.	8-K	5/2/2013	4.15

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.11	Eighth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee.	10-Q	8/8/2013	4.19
4.12	Ninth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee.	10-Q	10/28/2014	4.2
4.13	Tenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee.	10-Q	10/27/2015	4.2
4.14	Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.1
4.15	First Supplemental Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.2
4.16	Form of 6.250% Senior Notes due 2021.	8-K	3/22/2013	4.3
4.17	Second Supplemental Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.4
4.18	Form of 6.625% Senior Notes due 2023.	8-K	3/22/2013	4.5
4.19	Third Supplemental Indenture, dated as of April 29, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.17
4.20	Fourth Supplemental Indenture, dated as of May 1, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.16
4.21	Fifth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.20
4.22	Sixth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.1
4.23	Seventh Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.1
4.24	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.1
4.25	First Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.2
4.26	Second Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.3
4.27	Third Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.4
4.28	Fourth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.5

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.29	Fifth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.6
4.30	Sixth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.7
4.31	Seventh Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.8
4.32	Eighth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.9
4.33	Ninth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.10
4.34	Tenth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.11
4.35	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12
4.36	Twelfth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.18
4.37	Thirteenth Supplemental Indenture, dated as of August 21, 2013, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.250% Senior Note due 2018.	8-K	8/22/2013	4.1
4.38	Fourteenth Supplemental Indenture, dated as of November 21, 2013, by and among T-Mobile USA, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.125% Senior Note due 2022.	8-K	11/22/2013	4.1
4.39	Fifteenth Supplemental Indenture, dated as of November 21, 2013, by and among T-Mobile USA, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.500% Senior Note due 2024.	8-K	11/22/2013	4.2
4.40	Sixteenth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.3
4.41	Seventeenth Supplemental Indenture, dated as of September 5, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Notes due 2023.	8-K	9/5/2014	4.1
4.42	Eighteenth Supplemental Indenture, dated as of September 5, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.375% Senior Notes due 2025.	8-K	9/5/2014	4.2
4.43	Nineteenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.3

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.44	Twentieth Supplemental Indenture, dated as of November 5, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, including the Form of 6.500% Senior Notes due 2026.	8-K	11/5/2015	4.1
4.45	Noteholder Agreement dated as of April 28, 2013, by and between Deutsche Telekom AG and T-Mobile USA, Inc.	8-K	5/2/2013	4.13
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.1
10.2	Amendment No. 1, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.2
10.3	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.3
10.4	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.4
10.5	First Amendment to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.5
10.6	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.6
10.7	First Amendment to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.7
10.8	Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.8
10.9	Stockholder’s Agreement dated as of April 30, 2013 by and between MetroPCS Communications, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.10	Waiver of Required Approval Under Section 3.6(a) of the Stockholder's Agreement, dated August 7, 2013, between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	8/8/2013	10.10
10.11	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2
10.12	Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., as Borrower, Deutsche Telekom AG, as Lender, the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	5/2/2013	4.14
10.13	Amendment No. 1, dated as of November 15, 2013, to the Credit Agreement, dated May 1, 2013, among T-Mobile US, Inc., T-Mobile USA, Inc., each of the Subsidiaries signatory thereto, Deutsche Telekom AG and the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	11/20/2013	10.1
10.14	Amendment No. 2, dated as of September 3, 2014, to the Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., Deutsche Telekom AG and the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	9/5/2014	10.1
10.15	Amendment No. 3, dated as of November 2, 2015, to the Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., Deutsche Telekom AG and the other lenders party thereto from time to time, and JPMorgan Chase Bank N.A., as Administrative Agent.	8-K	11/5/2015	10.2
10.16	Registration Rights Agreement, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Initial Guarantors (as defined therein), and Deutsche Bank Securities, as representative of the Initial Purchasers (as defined therein).	8-K	3/22/2013	10.1
10.17	Registration Rights Agreement, dated as of August 21, 2013, by and among T-Mobile USA, Inc., the Guarantors (as defined therein), and Deutsche Bank Securities Inc., as Initial Purchaser (as defined therein).	8-K	8/21/2013	10.1
10.18	License Exchange Agreement, dated January 5, 2014, among T-Mobile USA, Inc., T-Mobile License LLC, Cellco Partnership d/b/a Verizon Wireless, Verizon Wireless (VAW) LLC, Athens Cellular, Inc. and Verizon Wireless of the East LP.	8-K	1/6/2014	10.1
10.19	License Purchase Agreement, dated January 5, 2014, among T-Mobile USA, Inc., T-Mobile License LLC and Cellco Partnership d/b/a Verizon Wireless.	8-K	1/6/2014	10.2
10.20	Receivables Sale and Conveyancing Agreement, dated as of February 26, 2014, among T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	8-K	3/4/2014	10.1
10.21	Receivables Sale and Contribution Agreement, dated as of February 26, 2014, between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	8-K	3/4/2014	10.2
10.22	Master Receivables Purchase Agreement, dated as of February 26, 2014, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc., as performance guarantor.	8-K	3/4/2014	10.3

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.23	Guarantee Facility Agreement, dated as of February 26, 2014, among T-Mobile US, Inc., as the company, T-Mobile Airtime Funding LLC, as the funding seller, and KfW IPEX-Bank GmbH, as the bank.	8-K	3/4/2014	10.4
10.24	Omnibus Amendment to the Master Receivables Purchase Agreement and Fee Letter, dated as of April 11, 2014, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer, T-Mobile US, Inc. as performance guarantor, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as a bank purchaser.	10-Q	5/1/2014	10.7
10.25	Second Amendment to the Master Receivables Purchase Agreement dated as of June 12, 2014, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer and T-Mobile US, Inc. as performance guarantor.	10-Q	7/31/2014	10.2
10.26	Third Amendment to the Master Receivables Purchase Agreement, dated as of September 29, 2014, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer and T-Mobile US, Inc. as performance guarantor.	10-Q	10/28/2014	10.2
10.27	Fourth Amendment to the Master Receivables Purchase Agreement, dated as of November 28, 2014, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer and T-Mobile US, Inc. as performance guarantor.	10-K	2/19/2015	10.54
10.28	Joinder and First Amendment to the Receivables Sale and Conveyancing Agreement, dated as of November 28, 2014, among Powertel/Memphis, Inc., Triton PCS Holdings Company L.L.C., T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	10-K	2/19/2015	10.55
10.29	First Amendment to the Receivables Sale and Contribution Agreement, dated as of November 28, 2014, between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-K	2/19/2015	10.56
10.30	First Amended and Restated Guarantee Facility Agreement, dated as of November 28, 2014, among T-Mobile US, Inc., as the company, T-Mobile Airtime Funding LLC, as the funding seller, and KfW IPEX-Bank GmbH, as the bank.	10-K	2/19/2015	10.57
10.31	Fifth Amendment to the Master Receivables Purchase Agreement, dated as of January 9, 2015, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer and T-Mobile US, Inc. as performance guarantor.	10-Q	4/28/2015	10.4
10.32	Joinder and Second Amendment to the Receivables Sale and Conveyancing Agreement, dated as of January 9, 2015, among SunCom Wireless Operating Company, LLC, Powertel/Memphis, Inc., Triton PCS Holdings Company L.L.C., T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	10-Q	4/28/2015	10.5

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.33	Second Amendment to the Receivables Sale and Contribution Agreement, dated as of January 9, 2015, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-Q	4/28/2015	10.6
10.34	October 2015 Amendment to the Master Receivables Purchase Agreement, dated as of October 30, 2015, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc., as performance guarantor.	8-K	11/5/2015	10.1
10.35	Term Loan Credit Agreement, dated as of November 9, 2015, among T-Mobile USA, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	11/12/2015	10.1
10.36	Receivables Sale Agreement, dated as of November 18, 2015, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	8-K	11/20/2015	10.1
10.37	Receivables Purchase and Administration Agreement, dated as of November 18, 2015, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto from time to time.	8-K	11/20/2015	10.2
10.38*	Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc.	S-1	1/4/2007	10.1(d)
10.39*	First Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc.	S-1	1/4/2007	10.1(e)
10.40*	Second Amendment to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc.	S-1	1/4/2007	10.1(f)
10.41*	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan.	S-1/A	2/27/2007	10.1(a)
10.42*	MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan.	Schedule 14A	4/19/2010	Annex A
10.43*	Form Change in Control Agreement for MetroPCS Communications, Inc.	10-Q	8/9/2010	10.2
10.44*	Form Change in Control Agreement Amendment for MetroPCS Communications, Inc.	10-Q	10/30/2012	10.1
10.45*	MetroPCS Communications, Inc. Employee Non-qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.	10-K	3/1/2013	10.9(a)
10.46*
MetroPCS Communications, Inc. Non-Employee Director Non-qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.
		10-K	3/1/2013	10.9(b)
10.47*	Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc.	10-Q	8/9/2010	10.5
10.48*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Employee Non-Qualified Stock Option Award Agreement.	10-K	2/29/2012	10.12
10.49*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Non-Employee Director Non-Qualified Stock Option Award Agreement.	10-K	3/1/2013	10.12(b)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.50*	Employment Agreement of J. Braxton Carter dated as of January 25, 2013.	8-K	5/2/2013	10.3
10.51*	Employment Agreement of Thomas C. Keys dated as of January 25, 2013.	8-K	5/2/2013	10.4
10.52*	Employment Agreement of John J. Legere dated as of September 22, 2012.	10-Q	8/8/2013	10.17
10.53*	Amendment to Employment Agreement of John J. Legere dated as of October 23, 2013.	10-K	2/25/2014	10.35
10.54*	Amendment No. 2 to Employment Agreement between T-Mobile US, Inc. and John J. Legere, dated as of February 25, 2015.	8-K	2/26/2015	10.1
10.55*	T-Mobile US, Inc. Compensation Term Sheet for Michael Sievert Effective as of February 13, 2015.	10-Q	4/28/2015	10.3
10.56*	Form of Indemnification Agreement.	8-K	5/2/2013	10.6
10.57*	T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan (As Amended and Restated Effective as of January 1, 2014).	10-K	2/25/2014	10.39
10.58*	T-Mobile US, Inc. Executive Continuity Plan as Amended and Restated Effective as of January 1, 2014.	8-K	10/25/2013	10.1
10.59*	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	10-Q	8/8/2013	10.20
10.60*	T-Mobile USA, Inc. 2011 Long-Term Incentive Plan.	10-Q	8/8/2013	10.21
10.61*	Annual Incentive Award Notice under the 2013 Omnibus Incentive Plan.	10-K	2/25/2014	10.45
10.62*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2
10.63*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	8/8/2013	10.24
10.64*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	8/8/2013	10.25
10.65*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) with Deferral Option for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-K	2/19/2015	10.43
10.66*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) with Deferral Option for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-K	2/19/2015	10.44
10.67*	T-Mobile US, Inc. 2014 Employee Stock Purchase Plan.	S-8	2/19/2015	99.1
10.68*	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015).	10-Q	7/30/2015	10.1
12.1	Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Registrant.				X
23.1	Consent of PricewaterhouseCoopers LLP.				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*    Indicates a management contract or compensatory plan or arrangement.
**    Furnished herein.