Form 10-Q
period 2016-03-31
T-Mobile US, Inc.
filed 2016-04-26
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Non-accelerated filer     ☐ (Do not check if a smaller reporting company) Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 21, 2016
Common Stock, $0.00001 par value per share	822,185,586

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$3,647	$4,582
Short-term investments	2,925	2,998
Accounts receivable, net of allowances of $116 and $116	1,880	1,788
Equipment installment plan receivables, net	2,149	2,378
Accounts receivable from affiliates	37	36
Inventories	1,443	1,295
Other current assets	1,263	1,813
Total current assets	13,344	14,890
Property and equipment, net	20,625	20,000
Goodwill	1,683	1,683
Spectrum licenses	25,495	23,955
Other intangible assets, net	541	594
Equipment installment plan receivables due after one year, net	904	847
Other assets	471	444
Total assets	$63,063	$62,413
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$7,431	$8,084
Payables to affiliates	253	135
Short-term debt	365	182
Deferred revenue	895	717
Other current liabilities	425	410
Total current liabilities	9,369	9,528
Long-term debt	20,505	20,461
Long-term debt to affiliates	5,600	5,600
Tower obligations	2,640	2,658
Deferred tax liabilities	4,285	4,061
Deferred rent expense	2,513	2,481
Other long-term liabilities	1,047	1,067
Total long-term liabilities	36,590	36,328
Commitments and contingencies (Note 7)
Stockholders' equity
5.50% Mandatory Convertible Preferred Stock Series A, par value $0.00001 per share, 100,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding; $1,000 and $1,000 aggregate liquidation value	—	—
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 823,513,524 and 819,773,724 shares issued, 822,101,014 and 818,391,219 shares outstanding	—	—
Additional paid-in capital	38,700	38,666
Treasury stock, at cost, 1,412,510 and 1,382,505 shares issued	(1)	—
Accumulated other comprehensive loss	(4)	(1)
Accumulated deficit	(21,591)	(22,108)
Total stockholders' equity	17,104	16,557
Total liabilities and stockholders' equity	$63,063	$62,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2016	2015
Revenues
Branded postpaid revenues	$4,302	$3,774
Branded prepaid revenues	2,025	1,842
Wholesale revenues	200	158
Roaming and other service revenues	51	45
Total service revenues	6,578	5,819
Equipment revenues	1,851	1,851
Other revenues	170	108
Total revenues	8,599	7,778
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,421	1,395
Cost of equipment sales	2,374	2,679
Selling, general and administrative	2,749	2,372
Depreciation and amortization	1,552	1,087
Cost of MetroPCS business combination	36	128
Gains on disposal of spectrum licenses	(636)	—
Total operating expenses	7,496	7,661
Operating income	1,103	117
Other income (expense)
Interest expense	(339)	(261)
Interest expense to affiliates	(79)	(64)
Interest income	68	112
Other expense, net	(2)	(8)
Total other expense, net	(352)	(221)
Income (loss) before income taxes	751	(104)
Income tax (expense) benefit	(272)	41
Net income (loss)	479	(63)
Dividends on preferred stock	(14)	(14)
Net income (loss) attributable to common stockholders	$465	$(77)

Net income (loss)	$479	$(63)
Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities, net of tax effect of $(2) and $0	(3)	—
Other comprehensive loss	(3)	—
Total comprehensive income (loss)	$476	$(63)
Earnings (loss) per share
Basic	$0.57	$(0.09)
Diluted	$0.56	$(0.09)
Weighted average shares outstanding
Basic	819,431,761	808,605,526
Diluted	859,382,827	808,605,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Operating activities
Net income (loss)	$479	$(63)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,552	1,087
Stock-based compensation expense	52	55
Deferred income tax expense (benefit)	264	(50)
Bad debt expense	121	104
Losses from sales of receivables	52	65
Deferred rent expense	32	41
Gains on disposal of spectrum licenses	(636)	—
Changes in operating assets and liabilities
Accounts receivable	(202)	(170)
Equipment installment plan receivables	109	(229)
Inventories	(801)	(145)
Deferred purchase price from sales of receivables	21	5
Other current and long-term assets	185	91
Accounts payable and accrued liabilities	(492)	(393)
Other current and long-term liabilities	288	92
Other, net	1	(1)
Net cash provided by operating activities	1,025	489
Investing activities
Purchases of property and equipment	(1,335)	(982)
Purchases of spectrum licenses and other intangible assets, including deposits	(594)	(1,696)
Sales of short-term investments	75	—
Other, net	(6)	(14)
Net cash used in investing activities	(1,860)	(2,692)
Financing activities
Repayments of capital lease obligations	(36)	(5)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	(63)
Repayments of long-term debt	(5)	—
Tax withholdings on share-based awards	(46)	(28)
Dividends on preferred stock	(14)	(14)
Other, net	1	30
Net cash used in financing activities	(100)	(80)
Change in cash and cash equivalents	(935)	(2,283)
Cash and cash equivalents
Beginning of period	4,582	5,315
End of period	$3,647	$3,032
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$415	$327
Income tax payments	2	2
Noncash investing and financing activities:
Decrease in accounts payable for purchases of property and equipment	$(127)	$(178)
Leased wireless devices transferred from inventory to property and equipment, net of returns	653	—
Issuance of short-term debt for financing of property and equipment purchases	150	443
Assets acquired under capital lease obligations	124	3

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile,” “we,” “our” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIE”) where we are deemed to be the primary beneficiary and VIEs, which cannot be deconsolidated, such as those related to Tower obligations. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions which affect the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which our management believes are reasonable under the circumstances. These estimates are inherently subject to judgment and actual results could differ from those estimates.

Accounting Pronouncements Adopted During the Current Year

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. We adopted this new guidance in the first quarter of 2016 and applied the changes retrospectively. The implementation of this standard did not have a significant impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for shared-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We elected to adopt this standard as of January 1, 2016, as permitted. The impacts on our condensed consolidated financial statements from the adoption of this standard are as follows:

•
Condensed Consolidated Balance Sheets - a $38 million decrease to the January 1, 2016 Accumulated deficit balance from the recognition, on a modified retrospective basis, of all previously unrecognized income tax attributes related to share-based payments;

•
Condensed Consolidated Statements of Comprehensive Income (Loss) - on a prospective basis, all excess tax benefits and deficiencies related to share-based payments will be recognized through Income tax (expense) benefit; and

•
Condensed Consolidated Statements of Cash Flows - prospectively, as permitted, excess tax benefits related to share-based payments will be presented as operating activities. Prior period amounts were not adjusted.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date.” The amendments in the ASU 2015-14 defer the effective date of ASU 2014-09 by one year. The standard will become effective for us beginning January 1, 2018; however, early adoption with the original effective date for periods beginning January 1, 2017 will be permitted.  We are currently evaluating the guidance to determine the potential impact on our consolidated financial statements. Under ASU 2014-09, two adoption methods are allowed.  Under one method, a company may apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions.  Under the other method, a company may apply the rules to all contracts existing as of January 1, 2018 (provided early adoption is not elected), recognizing an adjustment to retained earnings for the cumulative effect of the change and providing additional disclosures comparing results to previous rules.  We continue to evaluate the impact of the new standard and available adoption methods and believe the standard will require the implementation of new revenue accounting systems, processes and internal controls over revenue recognition.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard requires all lessees to report a right-of-use asset and a lease liability for most leases. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard will become effective for us beginning January 1, 2019 and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the standard to determine the potential impact on our condensed consolidated financial statements.
Note 2 – Significant Transactions

Spectrum License Transactions

The following table summarizes our spectrum license activity:

(in millions)	Spectrum Licenses
Balance at December 31, 2015	$23,955
Spectrum license acquisitions	1,761
Spectrum licenses transferred to held for sale	(237)
Costs to clear spectrum	16
Balance at March 31, 2016	$25,495

We had the following spectrum license transactions during the three months ended March 31, 2016:

•
We closed on our agreement with AT&T Inc. for the acquisition and exchange for certain spectrum licenses.  Upon closing of the transaction, we recorded the spectrum licenses received at their estimated fair value of approximately $1.2 billion and recognized a gain of $636 million included in Gains on disposal of spectrum licenses in our Condensed Consolidated Statements of Comprehensive Income (Loss).

•	We acquired spectrum licenses covering 20 million people in seven major metropolitan markets for approximately $578 million in cash.

•
We entered into agreements with multiple third parties for the purchase and exchange of certain spectrum licenses covering approximately 48 million people for approximately $706 million. Our spectrum licenses to be transferred as part of the exchange transactions were reclassified as assets held for sale and were included in Other current assets in our Condensed Consolidated Balance Sheets at their carrying value of $237 million as of March 31, 2016.  We expect to recognize gains upon closing of the exchange transactions, which we expect to occur in the second quarter of 2016, subject to regulatory approval and other customary closing conditions.

Debt

In March 2016, T-Mobile USA, Inc. (“T-Mobile USA”), a subsidiary of T-Mobile US, Inc., and certain of its affiliates as guarantors, entered into a purchase agreement with Deutsche Telekom AG (“Deutsche Telekom”), our majority stockholder, in which T-Mobile USA has agreed to issue and sell to Deutsche Telekom $2.0 billion of 5.300% Senior Notes due 2021 (the “5.300% Senior Notes”) for an aggregate purchase price of $2.0 billion. Subject to certain limited and customary closing conditions, the issuance and sale of the 5.300% Senior Notes is scheduled to occur on a date determined by T-Mobile USA that may not be later than December 7, 2016. T-Mobile USA may elect not to issue the 5.300% Senior Notes and can terminate the commitment under the purchase agreement at any time on or prior to November 30, 2016 subject to reimbursing Deutsche Telekom for the cost of its hedging arrangements related to the transaction. As of March 31, 2016, if the commitment was terminated, the reimbursement amount due to Deutsche Telekom would not be significant.

Subsequent to March 31, 2016, on April 1, 2016, T-Mobile USA, and certain of its affiliates as guarantors, issued $1.0 billion of public 6.000% Senior Notes due 2024.

Subsequent to March 31, 2016, on April 25, 2016, T-Mobile USA, and certain of its affiliates as guarantors, entered into a purchase agreement with Deutsche Telekom, in which T-Mobile USA has agreed to issue and sell to Deutsche Telekom up to $1.35 billion of 6.000% Senior Notes due 2024 (the “2024 6.000% Senior Notes”).  Subject to certain limited and customary closing conditions, the issuance and sale of the 2024 6.000% Senior Notes is scheduled to occur on a date determined by T-Mobile USA that may not be later than November 30, 2016.  The purchase price for the Notes will be determined on the issuance date to reflect the effective yield of 5.14% on T-Mobile USA’s 6.000% Senior Notes due 2024, issued on April 1, 2016, using their average trading price of 103.708% as of April 22, 2016.  The minimum purchase price payable for the 2024 6.000% Senior Notes would be 103.316% if the 2024 6.000% Senior Notes were issued on the latest permissible issue date of November 30, 2016. T-Mobile USA may elect not to issue the 2024 6.000% Senior Notes and can terminate the commitment under the purchase agreement at any time on or prior to November 5, 2016, subject to reimbursing Deutsche Telekom for the cost (if any) of its hedging arrangements related to the transaction.  T-Mobile USA may elect to issue less than $1.35 billion aggregate principal balance of the 2024 6.000% Senior Notes subject to (i) termination of the purchase commitment for the unused portion and (ii) reimbursing Deutsche Telekom for the cost (if any) of its hedging arrangements on such unused portion.

Note 3 – Sales of Certain Receivables

We have entered into transactions to sell certain service and Equipment Installment Plan (“EIP”) accounts receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our financial statements, are described below.

Sales of Service Receivables

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivables on a revolving basis with a current maximum funding commitment of $750 million and scheduled expiration date in March 2017. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

In connection with the sale arrangement, we formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity to sell service accounts receivables (“Service BRE”). Service BRE does not qualify as a Variable Interest Entity (“VIE”), and due to the significant level of control we exercise over the entity, it is consolidated. Pursuant to the arrangement, certain of our wholly-owned subsidiaries transfer selected receivables to Service BRE.  Service BRE then sells the receivables to an unaffiliated entity (“Service VIE”), which was established to facilitate the sale of beneficial ownership interests in the receivables to certain third parties.

Variable Interest Entity

We determined that Service VIE qualifies as a VIE as it lacks sufficient equity to finance its activities. We have a variable interest in Service VIE, but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact Service VIE’s economic performance. Those activities include committing Service VIE to legal agreements to purchase or sell assets, selecting which receivables are purchased in the arrangement, determining whether Service VIE will sell interests in the purchased service receivables to other parties, funding of the entities and servicing of receivables. We do not hold the power to direct the key decisions underlying these activities. For example, while we act as the servicer of the sold receivables, which is considered a significant activity of the VIE, we are acting as an agent in our capacity as the servicer and the counterparty to the arrangement has the ability to remove us as the servicing agent of the receivables at will with no recourse available to us. As we have determined we are not the primary beneficiary, the results of Service VIE are not consolidated into our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets (primarily the deferred purchase price) and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in Service VIE:

(in millions)	March 31, 2016	December 31, 2015
Other current assets	$172	$206
Accounts payable and accrued liabilities	44	—
Other current liabilities	108	73

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivables on a revolving basis with a committed securitization facility of $800 million, of which $150 million is scheduled to expire in July 2016 and $650 million is scheduled to expire in November 2017. Sales of EIP receivables occur daily and are settled on a monthly basis. The receivables consist of customer EIP balances, which require monthly customer payments for up to 24 months. In connection with this securitization arrangement, we formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity (“EIP BRE”). Pursuant to the arrangement, our wholly-owned subsidiary transfers selected receivables to EIP BRE.  EIP BRE then sells the receivables to a non-consolidated and unaffiliated third-party entity for which we do not exercise any level of control, nor does the entity qualify as a VIE.

Variable Interest Entity

We determined that EIP BRE is a VIE as its equity investment at risk lacks the obligation to absorb a certain portion of its expected losses. We have a variable interest in EIP BRE and determined that we are the primary beneficiary based on our ability to direct the activities which most significantly impact EIP BRE’s economic performance. Those activities include selecting which receivables are transferred into EIP BRE and sold in the arrangement and funding of EIP BRE. Additionally, our equity interest in EIP BRE obligates us to absorb losses and gives us the right to receive benefits from the EIP BRE that could potentially be significant to EIP BRE. Accordingly, we determined that we are the primary beneficiary, and include the balances and results of operations of EIP BRE in our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets (primarily the deferred purchase price) and liabilities included in our Condensed Consolidated Balance Sheets that relate to our EIP BRE:

(in millions)	March 31, 2016	December 31, 2015
Other current assets	$154	$164
Other assets	42	44
Accounts payable and accrued liabilities	—	14
Other long-term liabilities	3	3

In addition, EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of EIP BRE, to be satisfied prior to any value in EIP BRE becoming available to us. Accordingly, the assets of EIP BRE may not be used to settle our general obligations and creditors of EIP BRE have limited recourse to our general credit.

Sales of Receivables

The transfers of service receivables and EIP receivables to the non-consolidated entities are accounted for as sales of financial assets. Once identified for sale the receivable is recorded at the lower of cost or fair value. Upon sale, we derecognize the net carrying amount of the receivables. We recognize the net cash proceeds in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

The proceeds are net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivables. We recognize the collection of the deferred purchase price in Net cash provided by operating activities as it is dependent on collection of the customer receivables and is not subject to significant interest rate risk. The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of March 31, 2016 and December 31, 2015, our deferred purchase price related to the sales of service receivables and EIP receivables was $368 million and $389 million, respectively.

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2016	December 31, 2015
Derecognized net service receivables and EIP receivables	$1,744	$1,850
Other current assets	326	370
of which, deferred purchase price	326	345
Other long-term assets	42	44
of which, deferred purchase price	42	44
Accounts payable and accrued liabilities	44	14
Other current liabilities	108	73
Other long-term liabilities	3	3
Net cash proceeds since inception	1,505	1,494
Of which:
Net cash proceeds during the period	11	884
Net cash proceeds funded by reinvested collections	1,494	610

We recognized losses from sales of receivables of $52 million and $65 million for the three months ended March 31, 2016 and 2015, respectively, which were recognized in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). Losses from sales of receivables include adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price.

Continuing Involvement

Pursuant to the sale arrangements, we have continuing involvement with the sold service receivables and EIP receivables as we service the receivables and are required to repurchase certain receivables, including ineligible receivables, aged receivables and receivables where write-off is imminent. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. While servicing the receivables, we apply the same policies and procedures to the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers. Pursuant to the EIP securitization arrangement, under certain circumstances, we are required to deposit cash or replacement EIP receivables for contracts terminated by customers under our JUMP! Program.

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the securitization arrangements. Our maximum exposure to loss related to the involvement with the arrangements to sell service receivables and EIP receivables was $689 million as of March 31, 2016. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the securitization arrangements without consideration for any recovery.  As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of our expected loss.

Note 4 – Equipment Installment Plan Receivables

We offer certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an EIP.

The following table summarizes the EIP receivables:

(in millions)	March 31, 2016	December 31, 2015
EIP receivables, gross	$3,376	$3,558
Unamortized imputed discount	(194)	(185)
EIP receivables, net of unamortized imputed discount	3,182	3,373
Allowance for credit losses	(129)	(148)
EIP receivables, net	$3,053	$3,225

Classified on the balance sheet as:
Equipment installment plan receivables, net	$2,149	$2,378
Equipment installment plan receivables due after one year, net	904	847
EIP receivables, net	$3,053	$3,225

We use a proprietary credit scoring model that measures the credit quality of a customer at the time of application for mobile communications service using several factors, such as credit bureau information, consumer credit risk scores and service plan characteristics. Based upon customer credit profiles, we classify EIP receivables into the credit categories of “Prime” and “Subprime.” Prime customer receivables are those with lower delinquency risk and Subprime customer receivables are those with higher delinquency risk. Subprime customers are generally required to make a down payment on their equipment purchases. In addition, certain customers within the Subprime category are required to pay an advance deposit.

EIP receivables for which invoices have not yet been generated for the customer are classified as Unbilled. EIP receivables for which invoices have been generated but which are not past the contractual due date are classified as Billed – Current. EIP receivables for which invoices have been generated and the payment is past the contractual due date are classified as Billed – Past Due.

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	March 31, 2016			December 31, 2015
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$1,490	$1,658	$3,148	$1,593	$1,698	$3,291
Billed – Current	68	83	151	77	91	168
Billed – Past Due	29	48	77	37	62	99
EIP receivables, gross	$1,587	$1,789	$3,376	$1,707	$1,851	$3,558

Activity in the unamortized imputed discount and allowance for credit losses balances for the EIP receivables was as follows:

(in millions)	March 31, 2016	March 31, 2015
Imputed discount and allowance for credit losses, beginning of period	$333	$448
Bad debt expense	62	77
Write-offs, net of recoveries	(81)	(87)
Change in imputed discount on short-term and long-term EIP receivables	28	(5)
Impacts from sales of EIP receivables	(19)	—
Imputed discount and allowance for credit losses, end of period	$323	$433

The EIP receivables had weighted average effective imputed interest rates of 9.2% and 8.8% as of March 31, 2016 and December 31, 2015, respectively.

Note 5 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying amounts and fair values of our short-term investments and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	March 31, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Short-term investments	$2,925	$2,925	$2,998	$2,998
Liabilities:
Senior Notes to third parties	$17,600	$18,309	$17,600	$18,098
Senior Reset Notes to affiliates	5,600	5,999	5,600	6,072
Senior Secured Term Loans	1,995	2,018	2,000	1,990

Short-term Investments

The fair value of our short-term investments, which consist of U.S. Treasury securities, was determined based on quoted market prices in active markets, and therefore was classified as Level 1 in the fair value hierarchy. Gross unrealized gains and losses on available-for-sale securities were not significant as of March 31, 2016.

Long-term Debt

The fair value of our Senior Notes to third parties was determined based on quoted market prices in active markets, and therefore was classified as Level 1 in the fair value hierarchy. The fair value of the Senior Secured Term Loans and Senior Reset Notes to affiliates was determined based on a discounted cash flow approach using quoted prices of instruments with similar terms and maturities and an estimate for the stand-alone credit risk of T-Mobile. Accordingly, our Senior Secured Term Loans and Senior Reset Notes to affiliates were classified as Level 2 in the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Secured Term Loans and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of March 31, 2016 and December 31, 2015. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. There were no significant changes in fair value for the three months ended March 31, 2016. See Note 3 – Sales of Certain Receivables for further information.

Guarantee Liabilities

We offer a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device.  For customers who enroll in the device trade-in program, we defer the portion of equipment revenues which represents the estimated fair value of the specified-price trade-in right guarantee incorporating the expected probability and timing of the handset upgrade and the fair value of the used handset which is returned.  When customers upgrade their device, the difference between the trade-in credit to the customer and the fair value of the returned device is recorded against the guarantee liabilities.  Guarantee liabilities were $141 million and $163 million as of March 31, 2016 and December 31, 2015, respectively and are included in Other current liabilities in our Condensed Consolidated Balance Sheets.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including for EIP receivables that have been sold, was $2.1 billion as of March 31, 2016. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Note 6 – Earnings (Loss) Per Share

Basic earnings per share amounts are computed by dividing net income (loss), after the deduction of preferred stock dividends declared by the weighted average number of common shares outstanding. Diluted earnings per share amounts assume the issuance of common stock potentially dilutive share equivalents outstanding.

The computation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2016	2015
Net income (loss)	$479	$(63)
Less: Dividends on preferred stock	(14)	(14)
Net income (loss) attributable to common stockholders - basic	465	(77)
Add: Dividends related to mandatory convertible preferred stock	14	—
Net income (loss) attributable to common stockholders - diluted	$479	$(77)

Weighted average shares outstanding - basic	819,431,761	808,605,526
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	7,713,800	—
Mandatory convertible preferred stock	32,237,266	—
Weighted average shares outstanding - diluted	859,382,827	808,605,526

Earnings (loss) per share - basic	$0.57	$(0.09)
Earnings (loss) per share - diluted	$0.56	$(0.09)

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	967,839	25,935,082
Mandatory convertible preferred stock	—	32,237,266

Potentially dilutive securities were not included in the computation of diluted earnings per share for certain periods if to do so would have been antidilutive.  For the three months ended March 31, 2015, basic weighted average shares outstanding and diluted weighted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive as we generated a net loss attributable to common stockholders.

Note 7 – Commitments and Contingencies

Commitments

In March 2016, T-Mobile USA entered into a Purchase Agreement with Deutsche Telekom in which T-Mobile USA has agreed to issue and sell to Deutsche Telekom $2.0 billion of 5.300% Senior Notes due 2021 for an aggregate purchase price of $2.0 billion. See Note 2 – Significant Transactions for further information.

Contingencies and Litigation

T-Mobile is involved in various lawsuits, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include numerous court actions alleging that T-Mobile is infringing various patents. Virtually all of the patent infringement cases are brought by non-practicing entities and effectively seek only monetary damages, although they occasionally seek injunctive relief as well. The Litigation Matters described above have progressed to various stages and some of them may proceed to trial, arbitration, hearing or other adjudication that could include an award of monetary or injunctive relief in the coming 12 months, if they are not otherwise resolved. T-Mobile has established an accrual with respect to certain of these matters, where appropriate, which is reflected in the condensed consolidated financial statements but that T-Mobile does not consider, individually or in the aggregate, material.

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

On April 4, 2012, T-Mobile was sued in a patent infringement case by Prism Technologies LLC (“Prism”) in the U.S. District Court for the District of Nebraska, asserting claims relating to patents that Prism claims are related to authentication and use of the internet by T-Mobile’s network, and sought damages of up to $114.9 million.  On October 30, 2015, the jury reached a verdict in favor of T-Mobile, finding non-infringement on all patents. The trial court rejected Prism’s efforts to overturn the jury’s verdict, and has entered final judgment. Both parties have until May 6, 2016 to file an appeal.  The Company does not believe that a loss is probable or that the amount of a loss can be reasonably estimated at this time, and does not expect that the ultimate resolution of this case will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 8 – Subsequent Events

Debt

Subsequent to March 31, 2016, on April 1, 2016 T-Mobile USA issued $1.0 billion of public 6.000% Senior Notes due 2024. See Note 2 – Significant Transactions for further information.

Subsequent to March 31, 2016, on April 25, 2016, T-Mobile USA entered into a purchase agreement with Deutsche Telekom, in which T-Mobile USA has agreed to issue and sell to Deutsche Telekom up to $1.35 billion of 6.000% Senior Notes due 2024. See Note 2 – Significant Transactions for further information.

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

Presented below is the condensed consolidating financial information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, respectively.

Condensed Consolidating Balance Sheet Information
March 31, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$365	$1,469	$1,700	$113	$—	$3,647
Short-term investments	—	2,000	925	—	—	2,925
Accounts receivable, net	—	—	1,657	223	—	1,880
Equipment installment plan receivables, net	—	—	2,149	—	—	2,149
Accounts receivable from affiliates	—	6	31	—	—	37
Inventories	—	—	1,443	—	—	1,443
Other current assets	—	—	918	345	—	1,263
Total current assets	365	3,475	8,823	681	—	13,344
Property and equipment, net (1)	—	—	20,192	433	—	20,625
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	25,495	—	—	25,495
Other intangible assets, net	—	—	541	—	—	541
Investments in subsidiaries, net	16,698	33,141	—	—	(49,839)	—
Intercompany receivables	41	6,214	—	—	(6,255)	—
Equipment installment plan receivables due after one year, net	—	—	904	—	—	904
Other assets	—	6	423	220	(178)	471
Total assets	$17,104	$42,836	$58,061	$1,334	$(56,272)	$63,063
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$273	$6,895	$263	$—	$7,431
Payables to affiliates	—	169	84	—	—	253
Short-term debt	—	170	195	—	—	365
Deferred revenue	—	—	895	—	—	895
Other current liabilities	—	—	304	121	—	425
Total current liabilities	—	612	8,373	384	—	9,369
Long-term debt	—	19,784	721	—	—	20,505
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Tower obligations (1)	—	—	407	2,233	—	2,640
Deferred tax liabilities	—	—	4,463	—	(178)	4,285
Deferred rent expense	—	—	2,513	—	—	2,513
Negative carrying value of subsidiaries, net	—	—	732	—	(732)	—
Intercompany payables	—	—	6,102	153	(6,255)	—
Other long-term liabilities	—	142	902	3	—	1,047
Total long-term liabilities	—	25,526	15,840	2,389	(7,165)	36,590
Total stockholders' equity	17,104	16,698	33,848	(1,439)	(49,107)	17,104
Total liabilities and stockholders' equity	$17,104	$42,836	$58,061	$1,334	$(56,272)	$63,063

(1)
Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 9 – Tower Obligations included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Condensed Consolidating Balance Sheet Information
December 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$378	$1,767	$2,364	$73	$—	$4,582
Short-term investments	—	1,999	999	—	—	2,998
Accounts receivable, net	—	—	1,574	214	—	1,788
Equipment installment plan receivables, net	—	—	2,378	—	—	2,378
Accounts receivable from affiliates	—	—	36	—	—	36
Inventories	—	—	1,295	—	—	1,295
Other current assets	—	—	1,413	400	—	1,813
Total current assets	378	3,766	10,059	687	—	14,890
Property and equipment, net (1)	—	—	19,546	454	—	20,000
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	23,955	—	—	23,955
Other intangible assets, net	—	—	594	—	—	594
Investments in subsidiaries, net	16,184	32,280	—	—	(48,464)	—
Intercompany receivables	—	6,130	—	—	(6,130)	—
Equipment installment plan receivables due after one year, net	—	—	847	—	—	847
Other assets	—	5	387	219	(167)	444
Total assets	$16,562	$42,181	$57,071	$1,360	$(54,761)	$62,413
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$368	$7,496	$220	$—	$8,084
Payables to affiliates	—	70	65	—	—	135
Short-term debt	—	20	162	—	—	182
Deferred revenue	—	—	717	—	—	717
Other current liabilities	—	—	327	83	—	410
Total current liabilities	—	458	8,767	303	—	9,528
Long-term debt	—	19,797	664	—	—	20,461
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Tower obligations (1)	—	—	411	2,247	—	2,658
Deferred tax liabilities	—	—	4,228	—	(167)	4,061
Deferred rent expense	—	—	2,481	—	—	2,481
Negative carrying value of subsidiaries, net	—	—	628	—	(628)	—
Intercompany payables	5	—	5,959	166	(6,130)	—
Other long-term liabilities	—	142	922	3	—	1,067
Total long-term liabilities	5	25,539	15,293	2,416	(6,925)	36,328
Total stockholders' equity	16,557	16,184	33,011	(1,359)	(47,836)	16,557
Total liabilities and stockholders' equity	$16,562	$42,181	$57,071	$1,360	$(54,761)	$62,413

(1)
Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 9 – Tower Obligations included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended March 31, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$6,287	$463	$(172)	$6,578
Equipment revenues	—	—	1,981	—	(130)	1,851
Other revenues	—	—	126	48	(4)	170
Total revenues	—	—	8,394	511	(306)	8,599
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,415	6	—	1,421
Cost of equipment sales	—	—	2,287	217	(130)	2,374
Selling, general and administrative	—	—	2,724	201	(176)	2,749
Depreciation and amortization	—	—	1,532	20	—	1,552
Cost of MetroPCS business combination	—	—	36	—	—	36
Gains on disposal of spectrum licenses	—	—	(636)	—	—	(636)
Total operating expenses	—	—	7,358	444	(306)	7,496
Operating income	—	—	1,036	67	—	1,103
Other income (expense)
Interest expense	—	(274)	(17)	(48)	—	(339)
Interest expense to affiliates	—	(79)	—	—	—	(79)
Interest income	—	8	60	—	—	68
Other expense, net	—	—	(2)	—	—	(2)
Total other income (expense), net	—	(345)	41	(48)	—	(352)
Income (loss) before income taxes	—	(345)	1,077	19	—	751
Income tax expense	—	—	(263)	(9)	—	(272)
Earnings (loss) of subsidiaries	479	824	(10)	—	(1,293)	—
Net income	479	479	804	10	(1,293)	479
Dividends on preferred stock	(14)	—	—	—	—	(14)
Net income attributable to common stockholders	$465	$479	$804	$10	$(1,293)	$465

Net Income	$479	$479	$804	$10	$(1,293)	$479
Other comprehensive income (loss), net of tax
Other comprehensive loss, net of tax	(3)	(3)	(3)	—	6	(3)
Total comprehensive income	$476	$476	$801	$10	$(1,287)	$476

Condensed Consolidating Statement of Comprehensive Income (Loss) Information
Three Months Ended March 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$5,562	$389	$(132)	$5,819
Equipment revenues	—	—	1,927	—	(76)	1,851
Other revenues	—	—	69	42	(3)	108
Total revenues	—	—	7,558	431	(211)	7,778
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,389	6	—	1,395
Cost of equipment sales	—	—	2,605	150	(76)	2,679
Selling, general and administrative	—	—	2,340	167	(135)	2,372
Depreciation and amortization	—	—	1,065	22	—	1,087
Cost of MetroPCS business combination	—	—	128	—	—	128
Total operating expenses	—	—	7,527	345	(211)	7,661
Operating income	—	—	31	86	—	117
Other income (expense)
Interest expense	—	(200)	(14)	(47)	—	(261)
Interest expense to affiliates	—	(64)	—	—	—	(64)
Interest income	—	—	112	—	—	112
Other income (expense), net	—	32	—	—	(40)	(8)
Total other income (expense), net	—	(232)	98	(47)	(40)	(221)
Income (loss) before income taxes	—	(232)	129	39	(40)	(104)
Income tax (expense) benefit	—	—	48	(7)	—	41
Earnings (loss) of subsidiaries	(63)	169	(12)	—	(94)	—
Net income (loss)	(63)	(63)	165	32	(134)	(63)
Dividends on preferred stock	(14)	—	—	—	—	(14)
Net income (loss) attributable to common stockholders	$(77)	$(63)	$165	$32	$(134)	$(77)

Net income (loss)	$(63)	$(63)	$165	$32	$(134)	$(63)
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax	—	—	—	—	—	—
Total comprehensive income (loss)	$(63)	$(63)	$165	$32	$(134)	$(63)

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$—	$(298)	$1,283	$40	$—	$1,025

Investing activities
Purchases of property and equipment	—	—	(1,335)	—	—	(1,335)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(594)	—	—	(594)
Sales of short-term investments	—	—	75	—	—	75
Other, net	—	—	(6)	—	—	(6)
Net cash used in investing activities	—	—	(1,860)	—	—	(1,860)

Financing activities
Repayments of capital lease obligations	—	—	(36)	—	—	(36)
Repayments of long-term debt	—	—	(5)	—	—	(5)
Tax withholdings on share-based awards	—	—	(46)	—	—	(46)
Dividends on preferred stock	(14)	—	—	—	—	(14)
Other, net	1	—	—	—	—	1
Net cash used in financing activities	(13)	—	(87)	—	—	(100)

Change in cash and cash equivalents	(13)	(298)	(664)	40	—	(935)
Cash and cash equivalents
Beginning of period	378	1,767	2,364	73	—	4,582
End of period	$365	$1,469	$1,700	$113	$—	$3,647

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$3	$(2,999)	$3,444	$81	$(40)	$489

Investing activities
Purchases of property and equipment	—	—	(982)	—	—	(982)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(1,696)	—	—	(1,696)
Investment in subsidiaries	(1,905)	—	—	—	1,905	—
Other, net	—	—	(14)	—	—	(14)
Net cash used in investing activities	(1,905)	—	(2,692)	—	1,905	(2,692)

Financing activities
Proceeds from capital contribution	—	1,905	—	—	(1,905)	—
Repayments of capital lease obligations	—	—	(5)	—	—	(5)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(63)	—	—	(63)
Tax withholdings on share-based awards	—	—	(28)	—	—	(28)
Intercompany dividend paid	—	—	—	(40)	40	—
Dividends on preferred stock	—	—	(14)	—	—	(14)
Other, net	17	—	13	—	—	30
Net cash provided by (used in) financing activities	17	1,905	(97)	(40)	(1,865)	(80)

Change in cash and cash equivalents	(1,885)	(1,094)	655	41	—	(2,283)
Cash and cash equivalents
Beginning of period	2,278	2,246	697	94	—	5,315
End of period	$393	$1,152	$1,352	$135	$—	$3,032

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and audited Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K for the year ended December 31, 2015. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year.

Results of Operations

First Quarter 2016 Highlights

•	Total revenues of $8.6 billion, which increased $821 million, or 11%, primarily from growth in service and other revenues.

•
Service revenues of $6.6 billion, which increased $759 million, or 13%, primarily from the 14% growth in our branded customer base as a result of the strong customer response to our Un-carrier initiatives and the success of our MetroPCS brand promotional activities.

•
Branded postpaid phone churn of 1.33% remained relatively stable compared to the same period in 2015, as a result of increased customer satisfaction and loyalty from ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace.

•
Operating income of $1.1 billion, which increased $986 million primarily due to higher total revenues and gains on disposal of spectrum licenses of $636 million, partially offset by an increase in depreciation and amortization along with costs to support customer growth and retention initiatives and network expansion and modernization costs.

•
Net income of $479 million, which increased $542 million as a result of increased operating income driven by the factors described above, partially offset by higher interest expense related to higher average debt and higher income taxes.

•
Adjusted EBITDA, a non-GAAP financial measure, of $2.7 billion, which increased $1.4 billion, or 98%, primarily from higher service revenues, gains on disposal of spectrum licenses and lower losses on equipment, partially offset by an increase in selling, general and administrative expenses.

•
Free Cash Flow, a non-GAAP financial measure, of $(310) million, which increased $183 million, or 37%, primarily from higher net cash provided by operating activities, partially offset by higher purchases of property and equipment from the build-out of our Long-Term Evolution (“LTE”) network.

Set forth below is a summary of consolidated results:

	Three Months Ended March 31,		Change
(in millions)	2016	2015	$	%
Revenues
Branded postpaid revenues	$4,302	$3,774	$528	14%
Branded prepaid revenues	2,025	1,842	183	10%
Wholesale revenues	200	158	42	27%
Roaming and other service revenues	51	45	6	13%
Total service revenues	6,578	5,819	759	13%
Equipment revenues	1,851	1,851	—	NM
Other revenues	170	108	62	57%
Total revenues	8,599	7,778	821	11%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,421	1,395	26	2%
Cost of equipment sales	2,374	2,679	(305)	(11)%
Selling, general and administrative	2,749	2,372	377	16%
Depreciation and amortization	1,552	1,087	465	43%
Cost of MetroPCS business combination	36	128	(92)	(72)%
Gains on disposal of spectrum licenses	(636)	—	(636)	NM
Total operating expenses	7,496	7,661	(165)	(2)%
Operating income	1,103	117	986	NM
Other income (expense)
Interest expense	(339)	(261)	(78)	30%
Interest expense to affiliates	(79)	(64)	(15)	23%
Interest income	68	112	(44)	(39)%
Other expense, net	(2)	(8)	6	(75)%
Total other expense, net	(352)	(221)	(131)	59%
Income (loss) before income taxes	751	(104)	855	NM
Income tax (expense) benefit	(272)	41	(313)	NM
Net income (loss)	$479	$(63)	$542	NM

Non-GAAP Financial Measures
Adjusted EBITDA	$2,749	$1,388	$1,361	98%
Free Cash Flow	(310)	(493)	183	37%
NM – Not Meaningful

Revenues

Branded postpaid revenues increased $528 million, or 14%, primarily due to growth in the number of average branded postpaid phone and mobile broadband customers driven by strong customer response to our Un-carrier initiatives and promotions for services and devices. Additional factors driving the increase included the continued growth of our insurance programs, and an increase in regulatory program revenues.

Branded prepaid revenues increased $183 million, or 10%, primarily due to growth in the number of average branded prepaid customers driven by the success of our MetroPCS brand promotional activities and continued growth in new markets.

Wholesale revenues increased $42 million, or 27%, primarily due to growth in customers of certain Mobile Virtual Network Operator (“MVNO”) partners.

Equipment revenues remained consistent resulting from the following:

•
An increase of $342 million in lease revenues, which are recognized over the lease term, resulting from an increase in the number of devices leased under our JUMP! On Demand program, as well as a greater proportion of high-end devices being leased under our JUMP! On Demand program; offset by

•
A decrease of $342 million in Equipment Installment Plan (“EIP”) related sales revenues, which are recognized at the time of sale, primarily due to a 7% decline in the number of devices sold under our EIP program and a lower average revenue per device sold resulting from the launch of our JUMP! On Demand program in the second quarter of 2015.

During the three months ended March 31, 2016, we provided $1.2 billion in EIP device financing to our customers, a decrease from $1.5 billion, due to a decline in devices sold through EIP program as a result of the launch of our JUMP! On Demand program in the second quarter of 2015.

Other revenues increased $62 million, or 57%, primarily due to higher lease income associated with reciprocal spectrum license lease agreements and an increase in non-service revenues from revenue share agreements with third parties.

Operating Expenses

Cost of services increased $26 million, or 2%, primarily due to higher lease expense associated with reciprocal spectrum license lease agreements and higher employee-related costs as a result of increases in the number of network employees. The increase was partially offset by synergies realized from the decommissioning of the MetroPCS Code Division Multiple Access(“CDMA”) network.

Cost of equipment sales decreased $305 million, or 11%, primarily due to a 7% decline in the number of devices sold through our EIP program and a lower average cost of per device sold as a greater proportion of high-end devices were leased following the launch of our JUMP! On Demand program in the second quarter of 2015.

With JUMP! On Demand, the cost of the leased wireless device is capitalized and recognized as depreciation expense over the term of the lease rather than recognized as cost of equipment sales when the device is delivered to the customer.

Selling, general and administrative increased $377 million, or 16%, primarily driven by higher commissions from growth in our branded gross customer additions and higher employee-related costs in support of our growing total customer base.

Depreciation and amortization increased $465 million, or 43%, primarily due to $403 million in depreciation expense related to devices leased under our JUMP! On Demand program launched in the second quarter of 2015 as well as an increase from the build-out of our LTE network. With JUMP! On Demand, the cost of the leased wireless device is depreciated to its estimated residual value.

Cost of MetroPCS business combination of $36 million for the three months ended March 31, 2016 primarily reflects network decommissioning costs associated with the business combination. We do not expect to incur significant additional network decommissioning costs as cell site assets are removed in 2016.

Gains on disposal of spectrum licenses of $636 million for the three months ended March 31, 2016 consisted of a gain from a spectrum license transaction with AT&T during the first quarter of 2016. See Note 2 – Significant Transactions of the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense)

Interest expense increased $78 million, or 30%, primarily due to higher debt balances with third parties for the three months ended March 31, 2016 compared to the same period in 2015 and a decrease in capitalized interest costs associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses.

Interest expense to affiliates increased $15 million, or 23%, primarily due to an increase in interest rates on certain Senior Reset Notes issued to Deutsche Telekom AG (”Deutsche Telekom”), which were adjusted at reset dates in 2015.

Interest income decreased $44 million, or 39%, primarily due to a decline in imputed interest income associated with devices financed through EIP following the launch of our JUMP! On Demand program in the second quarter of 2015 and from sales of certain EIP receivables. Interest associated with EIP receivables is imputed at the time of a device sale and then recognized over the financed installment term. See Note 4 – Equipment Installment Plan Receivables of the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

Income tax (expense) benefit increased $313 million as a result of pre-tax income in the current period versus a pre-tax loss in the quarter ended March 31, 2015. The effective tax rate was 36.2% for the three months ended March 31, 2016, compared to 39.4% for the same period in 2015. The decrease in the effective income tax rate was primarily due to the impact of discrete income tax items recognized for the three months ended March 31, 2016, including the recognition of $19 million of excess tax benefits related to share-based payments in Income tax (expense) benefit resulting from the adoption of ASU 2016-09 as of January 1, 2016. See Note 1 – Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.

Net Income (Loss)

Net income (loss) increased $542 million as a result of the factors described above including a $406 million net, after-tax gain on disposal of spectrum licenses.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition.

The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	March 31, 2016	December 31, 2015	Change
(in millions)			$	%
Property and equipment, net	$433	$454	$(21)	(5)%
Tower obligations	2,233	2,247	(14)	(1)%
Total stockholders' deficit	(1,439)	(1,359)	(80)	(6)%

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Three Months Ended March 31,		Change
(in millions)	2016	2015	$	%
Service revenues	$463	$389	$74	19%
Cost of equipment sales	217	150	67	45%
Selling, general and administrative	201	167	34	20%
Total comprehensive income	10	32	(22)	(69)%

The increase in Service revenues, Cost of equipment sales and Selling, general and administrative was primarily the result of an increase in activity of the non-guarantor subsidiary that provides handset insurance, primarily driven by growth in our customer base. All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. See Note 9 – Guarantor Financial Information of the Notes to the Condensed Consolidated Financial Statements.

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by our financial statements with other operating or statistical data and non-GAAP financial measures. These operating and financial measures are utilized by our management to evaluate our operating performance and, in certain cases, our ability to meet liquidity requirements. Although companies in the wireless industry may not define each of these measures in precisely the same way, we believe that these measures facilitate key operating performance comparisons with other companies in the wireless industry.

Total Customers

A customer is generally defined as a SIM card with a unique T-Mobile identity number which is associated with an account that generates revenue. Branded customers generally include customers that are qualified either for postpaid service utilizing phones or mobile broadband devices (including tablets), where they generally pay after receiving service, or prepaid service, where they generally pay in advance. Wholesale customers include Machine-to-Machine (“M2M”) and MVNO customers that operate on our network, but are managed by wholesale partners.

The following table sets forth the number of ending customers:

	March 31, 2016	March 31, 2015	Change
(in thousands)			#	%
Customers, end of period
Branded postpaid phone customers	30,232	26,835	3,397	13%
Branded postpaid mobile broadband customers	2,504	1,475	1,029	70%
Total branded postpaid customers	32,736	28,310	4,426	16%
Branded prepaid customers	18,438	16,389	2,049	13%
Total branded customers	51,174	44,699	6,475	14%
Wholesale customers	14,329	12,137	2,192	18%
Total customers, end of period	65,503	56,836	8,667	15%

The following table sets forth the number of net customer additions:

	Three Months Ended March 31,		Change
(in thousands)	2016	2015	#	%
Net customer additions
Branded postpaid phone customers	877	991	(114)	(12)%
Branded postpaid mobile broadband customers	164	134	30	22%
Total branded postpaid customers	1,041	1,125	(84)	(7)%
Branded prepaid customers	807	73	734	NM
Total branded customers	1,848	1,198	650	54%
Wholesale customers	373	620	(247)	(40)%
Total net customer additions	2,221	1,818	403	22%
NM – Not Meaningful

Net customer additions were 2,221,000 for the three months ended March 31, 2016, compared to 1,818,000 for the same period in 2015. At March 31, 2016, we had 65.5 million total customers, a 15% increase from the total as of March 31, 2015, as a result of growth in the customer categories described below.

Branded Customers

The increase in total branded net customer additions of 650,000 year-over-year, or 54%, was primarily due to the following:

•	Higher branded prepaid net customer additions due to higher gross customer additions from the success of our MetroPCS brand promotional activities and continued growth in new markets; and

•	Higher branded postpaid mobile broadband net customer additions due to higher gross customer additions from promotions for mobile broadband devices; partially offset by

•
Lower branded postpaid phone net customer additions due to higher deactivations resulting from a relatively consistent rate of branded postpaid phone churn being applied against a growing branded postpaid phone customer base and ongoing competitive activity, as described below.

Wholesale

The decrease in wholesale net customer additions of 247,000 year-over-year, or 40%, was primarily due to higher MVNO deactivations, partially offset by higher MVNO gross customer additions.

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

	March 31, 2016	March 31, 2015	Change
			#	%
Branded postpaid customers per account	2.59	2.39	0.20	8%

Branded postpaid customers per account increased primarily due to service promotions targeting families and increased penetration of mobile broadband devices.

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

	Three Months Ended March 31,		Bps Change
	2016	2015
Branded postpaid phone churn	1.33%	1.30%	+3 bps
Branded prepaid churn	3.84%	4.62%	-78 bps

Branded postpaid phone churn remained relatively stable primarily due to increased customer satisfaction and loyalty from ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace. While branded postpaid phone churn remained relatively stable, customer deactivations increased due to ongoing competitive activity.

Branded prepaid churn decreased 78 basis points and was primarily impacted by a methodology change in the third quarter of 2015 that had no impact on our reported branded prepaid ending customers or net customer additions, but resulted in computationally lower gross customer additions and deactivations. Revision of prior periods in 2015 was not practicable because certain historical data was no longer available.

Average Revenue Per User, Average Billings Per User

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

The following tables illustrate the calculation of ARPU and ABPU and reconcile these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU and ABPU:

	Three Months Ended March 31,		Change
(in millions, except average number of customers, ARPU and ABPU)	2016	2015
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$4,302	$3,774	$528	14%
Less: Branded postpaid mobile broadband revenues	(182)	(109)	(73)	67%
Branded postpaid phone service revenues	$4,120	$3,665	$455	12%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	29,720	26,313	3,407	13%
Branded postpaid phone ARPU	$46.21	$46.43	$(0.22)	—%

Calculation of Branded Postpaid ABPU
Branded postpaid service revenues	$4,302	$3,774	$528	14%
EIP billings	1,324	1,292	32	2%
Lease revenues	342	—	342	NM
Total billings for branded postpaid customers	$5,968	$5,066	$902	18%
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	32,140	27,717	4,423	16%
Branded postpaid ABPU	$61.90	$60.94	$0.96	2%

Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,025	$1,842	$183	10%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	17,962	16,238	1,724	11%
Branded prepaid ARPU	$37.58	$37.81	$(0.23)	(1)%
NM – Not Meaningful

Branded postpaid phone ARPU decreased $0.22 primarily due to dilution from the continued growth of customers on promotions targeting families and deferrals for Data Stash, partially offset by an increase in regulatory program revenues and higher data attach rates.

Branded postpaid ABPU increased $0.96, or 2%, primarily due to an increase in lease revenues and EIP billings from growth in devices financed by customers through our JUMP! on Demand and EIP programs.

Branded prepaid ARPU decreased $0.23, or 1%, primarily due to dilution from growth of customers on rate plan promotions.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions)	2016	2015	$	%
Net income (loss)	$479	$(63)	$542	NM
Adjustments:
Interest expense	339	261	78	30%
Interest expense to affiliates	79	64	15	23%
Interest income	(68)	(112)	44	(39)%
Other expense, net	2	8	(6)	(75)%
Income tax expense (benefit)	272	(41)	313	NM
Operating income	1,103	117	986	NM
Depreciation and amortization	1,552	1,087	465	43%
Cost of MetroPCS business combination	36	128	(92)	(72)%
Stock-based compensation (1)	53	56	(3)	(5)%
Other, net	5	—	5	NM
Adjusted EBITDA	$2,749	$1,388	$1,361	98%
Adjusted EBITDA margin	42%	24%	NM	75%
NM – Not Meaningful

(1)	Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the condensed consolidated financial statements.

Adjusted EBITDA increased $1.4 billion, or 98%, primarily due to the following:

•	Increased branded postpaid and prepaid revenues primarily due to strong customer response to our Un-carrier initiatives and the ongoing success of our promotional activities;

•	A gain of $636 million from a spectrum license transaction;

•
Lower losses on equipment primarily due to the impact of more customers leasing devices with JUMP! On Demand, as the costs of leased devices, which are capitalized and depreciated over the lease term, are excluded from Adjusted EBITDA. In connection with JUMP! On Demand, we had lease revenues of $342 million and depreciation expense of $403 million related to leased wireless devices for the three months ended March 31, 2016;

•	Focused cost control and synergies realized from the MetroPCS business combination, especially in cost of services; partially offset by

•
Higher selling, general and administrative expenses primarily driven by higher commissions from growth in our branded gross customer additions and higher employee-related costs in support of our growing total customer base.

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

The following table illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended March 31,		Change
(in millions)	2016	2015	$	%
Net cash provided by operating activities	$1,025	$489	$536	NM
Cash purchases of property and equipment	(1,335)	(982)	(353)	(36)%
Free Cash Flow	$(310)	$(493)	$183	37%
NM – Not Meaningful

Free Cash Flow increased $183 million, or 37%, primarily due to higher net cash provided by operating activities resulting from total revenue growth in excess of total operating expense growth, partially offset by working capital changes and higher purchases of property and equipment from the build-out of our LTE network. See Liquidity and Capital Resources for further information.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations, proceeds from issuance of long-term debt, capital leases, common and preferred stock, the sale of certain receivables, financing arrangements of vendor payables which effectively extend payment terms and an unsecured revolving credit facility with Deutsche Telekom.

•	As of March 31, 2016, our cash and cash equivalents were $3.6 billion and our short-term investments were $2.9 billion.

•	As of March 31, 2016, our total debt was $26.5 billion, excluding our tower obligations, of which $26.1 billion was classified as long-term debt.

•	Significant activity during the three months ended, and subsequent to March 31, 2016 included:

•	We generated net cash provided by operating activities of $1.0 billion for the three months ended March 31, 2016, compared to $489 million for the same period in 2015.

•
In March 2016, T-Mobile USA entered into a purchase agreement with Deutsche Telekom, in which T-Mobile USA has agreed to issue and sell to Deutsche Telekom $2.0 billion of 5.300% Senior Notes due 2021. T-Mobile USA may elect not to issue the 5.300% Senior Notes and can terminate the commitment under the Purchase Agreement at any time on or prior to November 30, 2016, subject to reimbursing Deutsche Telekom for the cost of its hedging arrangements related to the transaction. See Note 2 – Significant Transactions of the Notes to the Condensed Consolidated Financial Statements.

•	As of March 31, 2016, there was no outstanding balance and our unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings.

•	During the three months ended March 31, 2016, we issued short-term debt for financing of property and equipment purchases of $150 million.

•
We have entered into uncommitted capital lease facilities with certain partners, which provide us with the ability to enter into capital leases for network equipment and services. As of March 31, 2016, we have committed to $590 million of capital leases under these capital lease facilities, of which $123 million was executed during the three months ended March 31, 2016. We expect to enter into up to an additional $680 million in capital lease commitments during 2016.

•
Subsequent to March 31, 2016, T-Mobile USA issued $1.0 billion of public 6.000% Senior Notes due 2024. We expect to use the net proceeds from this offering for the purchase of 700 MHz A-block spectrum and other spectrum purchases. See Note 2 – Significant Transactions of the Notes to the Condensed Consolidated Financial Statements.

•
Subsequent to March 31, 2016, T-Mobile USA entered into a purchase agreement with Deutsche Telekom, in which T-Mobile USA has agreed to issue and sell to Deutsche Telekom up to $1.35 billion of 6.000% Senior Notes due 2024. The purchase price for the Notes will be determined on the issuance date to reflect the effective yield of 5.14% on T-Mobile USA’s 6.000% Senior Notes due 2024, issued on April 1, 2016, using their average trading price of 103.708% as of April 22, 2016.  The minimum purchase price payable for the 2024 6.000% Senior Notes would be 103.316% if the 2024 6.000% Senior Notes were issued on the latest permissible issue date of November 30, 2016. T-Mobile USA may elect not to issue the 6.000% Senior Notes and can terminate the commitment under the purchase agreement at any time on or prior to November 5, 2016, subject to reimbursing Deutsche Telekom for the cost (if any) of its hedging arrangements related to the transaction.

We could seek additional sources of liquidity, including through the issuance of additional long-term debt in 2016, to continue to opportunistically acquire spectrum licenses in private party transactions and future FCC spectrum license auctions, including the broadcast incentive auction in 2016. Excluding any additional liquidity needed to acquire spectrum, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity requirements in the next 12 months and intend to use our principal sources of funding for general corporate purposes, including capital investments other than spectrum licenses, and enhancing our financial flexibility.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of March 31, 2016.

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

Cash Flows

The following table summarizes the condensed consolidated statements of cash flows:

	Three Months Ended March 31,		Change
(in millions)	2016	2015	$	%
Net cash provided by operating activities	$1,025	$489	$536	NM
Net cash used in investing activities	(1,860)	(2,692)	832	31%
Net cash used in financing activities	(100)	(80)	(20)	(25)%
NM – Not Meaningful

Operating Activities

Cash provided by operating activities was $1.0 billion, an increase of $536 million, primarily due to:

•
Increased operating income from growth of our branded postpaid and branded prepaid revenues partially offset by higher selling, general and administrative costs exclusive of non-cash items such as depreciation and amortization, deferred income tax expense and gains on disposal of spectrum licenses; partially offset by

•
Decreases from net changes in working capital primarily due to decreases in inventories, partially offset by increases from EIP receivables due to the increase in cash collections surpassing the growth of new receivables.

Investing Activities

Cash used in investing activities was $1.9 billion, an increase of $832 million or 31%, primarily due to:

•	$1.3 billion in purchases of property and equipment related to the build out of our LTE network;

•	$594 million in purchases of spectrum licenses; partially offset by

•	$75 million in sales of short-term investments.

Financing Activities

Cash used in financing activities was $100 million, a decrease of $20 million or 25%, primarily due to:

•	Repayments of capital lease obligations and long-term debt; and

•	Tax withholdings on share-based awards.

Off-Balance Sheet Arrangements

In 2015, we entered into an arrangement, as amended, to sell certain EIP accounts receivable on a revolving basis through November 2017 as an additional source of liquidity. In 2014, we entered into an arrangement, as amended, to sell certain service accounts receivable on a revolving basis through March 2017 as an additional source of liquidity. As of March 31, 2016, T-Mobile derecognized net receivables of $1.7 billion upon sale through these arrangements.  See Note 3 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Related Party Transactions

In March 2016, T-Mobile USA entered into a Purchase Agreement with Deutsche Telekom AG (“Deutsche Telekom”) in which T-Mobile USA has agreed to issue and sell to Deutsche Telekom $2.0 billion of 5.300% Senior Notes due 2021 for an aggregate purchase price of $2.0 billion. Subject to certain limited and customary closing conditions, the issuance and sale of the 5.300% Senior Notes is scheduled to occur on a date determined by T-Mobile USA that may not be later than December 7, 2016. T-Mobile USA may elect not to issue the 5.300% Senior Notes and can terminate the commitment under the purchase agreement at any time on or prior to November 30, 2016 subject to reimbursing Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. See Note 2 – Significant Transactions of the Notes to the Condensed Consolidated Financial Statements.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended March 31, 2016 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

Deutsche Telekom, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended March 31, 2016, gross revenues of all Deutsche Telekom affiliates generated by roaming and interconnection traffic with Iran were less than $1 million and estimated net profits were less than $1 million.

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended March 31, 2016 were less than $0.1 million. We understand that Deutsche Telekom intends to continue these activities.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

See Note 1 – Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes shares surrendered to T-Mobile:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – January 31, 2016	—	$—	—	—
February 1, 2016 – February 29, 2016	—	—	—	—
March 1, 2016 – March 31, 2016	3,658	38.20	—	—
Total	3,658		—

Shares surrendered to T-Mobile represent amounts to pay the exercise price in connection with stock options exercised.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Twenty-First Supplemental Indenture, dated as of April 1, 2016, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Note due 2024.	8-K	4/1/2016	4.1
10.1	Purchase Agreement, dated as of March 6, 2016, among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	3/7/2016	1.1
10.2
Omnibus First Amendment to the Receivables Purchase and Administration Agreement and Administrative Agent Fee Letter, dated as of March 18, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, individually and as servicer, T-Mobile US, Inc., as guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions form time to time party thereto.
X
10.3	First Amendment to the Receivables Sale Agreement, dated as of March 18, 2016, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*    Furnished herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

April 26, 2016	/s/ J. Braxton Carter
J. Braxton Carter Executive Vice President and Chief Financial Officer (Principal Financial Officer)