Form 10-Q
period 2016-06-30
T-Mobile US, Inc.
filed 2016-07-27
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Non-accelerated filer     ☐ (Do not check if a smaller reporting company) Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 21, 2016
Common Stock, $0.00001 par value per share	822,740,120

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$5,538	$4,582
Short-term investments	—	2,998
Accounts receivable, net of allowances of $125 and $116	1,866	1,788
Equipment installment plan receivables, net	1,831	2,378
Accounts receivable from affiliates	39	36
Inventories	1,388	1,295
Asset purchase deposit	2,203	—
Other current assets	1,415	1,813
Total current assets	14,280	14,890
Property and equipment, net	20,570	20,000
Goodwill	1,683	1,683
Spectrum licenses	25,536	23,955
Other intangible assets, net	486	594
Equipment installment plan receivables due after one year, net	831	847
Other assets	582	444
Total assets	$63,968	$62,413
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,985	$8,084
Payables to affiliates	203	135
Short-term debt	258	182
Deferred revenue	936	717
Other current liabilities	370	410
Total current liabilities	8,752	9,528
Long-term debt	21,574	20,461
Long-term debt to affiliates	5,600	5,600
Tower obligations	2,634	2,658
Deferred tax liabilities	4,427	4,061
Deferred rent expense	2,548	2,481
Other long-term liabilities	1,038	1,067
Total long-term liabilities	37,821	36,328
Commitments and contingencies (Note 7)
Stockholders' equity
5.50% Mandatory Convertible Preferred Stock Series A, par value $0.00001 per share, 100,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding; $1,000 and $1,000 aggregate liquidation value	—	—
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 824,116,744 and 819,773,724 shares issued, 822,704,856 and 818,391,219 shares outstanding	—	—
Additional paid-in capital	38,763	38,666
Treasury stock, at cost, 1,411,888 and 1,382,505 shares issued	(1)	—
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(21,366)	(22,108)
Total stockholders' equity	17,395	16,557
Total liabilities and stockholders' equity	$63,968	$62,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2016	2015	2016	2015
Revenues
Branded postpaid revenues	$4,509	$4,075	$8,811	$7,849
Branded prepaid revenues	2,119	1,861	4,144	3,703
Wholesale revenues	207	164	407	322
Roaming and other service revenues	53	44	104	89
Total service revenues	6,888	6,144	13,466	11,963
Equipment revenues	2,188	1,915	4,039	3,766
Other revenues	146	120	316	228
Total revenues	9,222	8,179	17,821	15,957
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,429	1,397	2,850	2,792
Cost of equipment sales	2,619	2,661	4,993	5,340
Selling, general and administrative	2,772	2,438	5,521	4,810
Depreciation and amortization	1,575	1,075	3,127	2,162
Cost of MetroPCS business combination	59	34	95	162
Gains on disposal of spectrum licenses	—	(23)	(636)	(23)
Total operating expenses	8,454	7,582	15,950	15,243
Operating income	768	597	1,871	714
Other income (expense)
Interest expense	(368)	(257)	(707)	(518)
Interest expense to affiliates	(93)	(92)	(172)	(156)
Interest income	68	114	136	226
Other income (expense), net	(3)	1	(5)	(7)
Total other expense, net	(396)	(234)	(748)	(455)
Income before income taxes	372	363	1,123	259
Income tax (expense) benefit	(147)	(2)	(419)	39
Net income	225	361	704	298
Dividends on preferred stock	(14)	(14)	(28)	(28)
Net income attributable to common stockholders	$211	$347	$676	$270

Net income	$225	$361	$704	$298
Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities, net of tax effect of $2, $0, $0 and $0	3	—	—	—
Other comprehensive income	3	—	—	—
Total comprehensive income	$228	$361	$704	$298
Earnings per share
Basic	$0.26	$0.43	$0.82	$0.33
Diluted	$0.25	$0.42	$0.81	$0.33
Weighted average shares outstanding
Basic	822,434,490	811,605,031	820,933,126	810,113,564
Diluted	829,752,956	821,122,537	829,662,053	819,548,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Operating activities
Net income	$225	$361	$704	$298
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,575	1,075	3,127	2,162
Stock-based compensation expense	60	56	112	111
Deferred income tax expense (benefit)	140	(2)	404	(52)
Bad debt expense	119	108	240	212
Losses from sales of receivables	46	48	98	113
Deferred rent expense	33	47	65	88
Gains on disposal of spectrum licenses	—	(23)	(636)	(23)
Changes in operating assets and liabilities
Accounts receivable	(105)	62	(307)	(108)
Equipment installment plan receivables	343	(350)	452	(579)
Inventories	3	87	(798)	(58)
Deferred purchase price from sales of receivables	(204)	(17)	(183)	(12)
Other current and long-term assets	(56)	35	129	126
Accounts payable and accrued liabilities	(345)	(153)	(837)	(546)
Other current and long-term liabilities	(74)	(182)	214	(90)
Other, net	8	9	9	8
Net cash provided by operating activities	1,768	1,161	2,793	1,650
Investing activities
Purchases of property and equipment	(1,349)	(1,191)	(2,684)	(2,173)
Purchases of spectrum licenses and other intangible assets, including deposits	(2,245)	(148)	(2,839)	(1,844)
Sales of short-term investments	2,923	—	2,998	—
Other, net	4	2	(2)	(12)
Net cash used in investing activities	(667)	(1,337)	(2,527)	(4,029)
Financing activities
Proceeds from issuance of long-term debt	997	—	997	—
Repayments of capital lease obligations	(43)	(6)	(79)	(11)
Repayments of short-term debt for purchases of inventory, property and equipment, net	(150)	(185)	(150)	(248)
Repayments of long-term debt	(5)	—	(10)	—
Tax withholdings on share-based awards	(3)	(70)	(49)	(98)
Dividends on preferred stock	(14)	(14)	(28)	(28)
Other, net	8	61	9	91
Net cash provided by (used in) financing activities	790	(214)	690	(294)
Change in cash and cash equivalents	1,891	(390)	956	(2,673)
Cash and cash equivalents
Beginning of period	3,647	3,032	4,582	5,315
End of period	$5,538	$2,642	$5,538	$2,642
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized	$399	$294	$814	$621
Income tax payments	17	31	19	33
Changes in accounts payable for purchases of property and equipment	(101)	5	(228)	(173)
Leased devices transferred from inventory to property and equipment, net of returns	52	—	705	—
Issuance of short-term debt for financing of property and equipment	—	57	150	500
Assets acquired under capital lease obligations	171	187	295	190

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

Certain prior period amounts relating to the adoption of Accounting Standards Update (“ASU”) 2015-03 have been reclassified to conform to the current presentation.

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

Revenue Recognition

We offer products and services to customers through bundled arrangements, which may be comprised of multiple contracts entered into with a customer at or near the same time. We assess such agreements as a single bundled arrangement that may involve multiple deliverables, which include wireless devices, wireless services or a combination thereof. For multiple deliverable arrangements revenue is allocated between the separate units of accounting based on such components’ relative selling prices on a standalone basis.

In June 2016, we introduced #GetThanked, the latest of our Un-Carrier initiatives, which offers eligible customers the following free promotional items:

•
T-Mobile stock - A share of T-Mobile stock to eligible new (through December 31, 2016) or existing (as of June 6, 2016) customers. Shares issued to customers under this promotion are purchased by an independent third-party broker in the open market on behalf of eligible customers. The associated cost, which is paid by T-Mobile, is recorded as a reduction of service revenue for existing customers and as a reduction of equipment revenue for new customers in our Condensed Consolidated Statements of Comprehensive Income. Through December 31, 2016, existing eligible customers can also receive a share of T-Mobile stock (subject to a maximum of 100 shares in a calendar year) for every new active account they refer, purchased by the third-party broker and paid for by T-Mobile. The cost of shares issued under this refer-a-friend program are included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income;

•
Weekly surprise items - Each Tuesday, eligible customers, who download the T-Mobile Tuesday app, can redeem products and services offered by participating business partners. The associated cost is included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income; and

•
In-flight Wi-Fi - A full hour of in-flight Wi-Fi free to eligible customers on their smartphone on all Gogo-equipped domestic flights. The associated cost, which is paid by T-Mobile, is included in Cost of services in our Condensed Consolidated Statements of Comprehensive Income.

Accounting Pronouncements Adopted During the Current Year

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. We adopted this new guidance in the first quarter of 2016 and applied the changes retrospectively. The implementation of this standard did not have a significant impact on our condensed consolidated financial statements.

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

•
Condensed Consolidated Statements of Comprehensive Income - On a prospective basis, all excess tax benefits and deficiencies related to share-based payments will be recognized through Income tax (expense) benefit; and

•
Condensed Consolidated Statements of Cash Flows - On a prospective basis, as permitted, excess tax benefits related to share-based payments will be presented as operating activities. Prior period amounts were not adjusted.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and has since modified the standard with ASU 2015-14, “Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for us beginning January 1, 2018; however, early adoption with the original effective date for periods beginning January 1, 2017 is permitted.  Under ASU 2014-09, two adoption methods are allowed.  Under one method, a company may apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions.  Under the other method, a company may apply the rules to all contracts existing as of January 1, 2018 (provided early adoption is not elected), recognizing an adjustment to retained earnings for the cumulative effect of the change and providing additional disclosures comparing results to previous rules.  We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements and believe the standard will require the implementation of new revenue accounting systems, processes and internal controls over revenue recognition.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard requires all lessees to report a right-of-use asset and a lease liability for most leases. The income statement recognition is similar to existing lease accounting and is based on lease classification.  The standard requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the “bright line” classification tests.  For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard will become effective for us beginning January 1, 2019 and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the standard but expect that it will have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The standard will become effective for us beginning January 1, 2020 and will require a cumulative-effect adjustment to Accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). Early adoption is permitted for us as of January 1, 2019. We are currently evaluating the standard to determine the potential impact on our condensed consolidated financial statements.

Note 2 – Significant Transactions

Spectrum License Transactions

The following table summarizes our spectrum license activity:

(in millions)	Spectrum Licenses
Balance at December 31, 2015	$23,955
Spectrum license acquisitions	1,781
Spectrum licenses transferred to held for sale	(237)
Costs to clear spectrum	37
Balance at June 30, 2016	$25,536

We had the following spectrum license transactions during the six months ended June 30, 2016:

•
We closed on our agreement with AT&T Inc. for the acquisition and exchange for certain spectrum licenses.  Upon closing of the transaction during the first quarter of 2016, we recorded the spectrum licenses received at their estimated fair value of approximately $1.2 billion and recognized a gain of $636 million included in Gains on disposal of spectrum licenses in our Condensed Consolidated Statements of Comprehensive Income.

•	We acquired spectrum licenses covering 23 million people in seven major metropolitan markets for approximately $598 million in cash.

•
We entered into agreements with multiple third parties for the purchase and exchange of certain spectrum licenses covering approximately 48 million people for approximately $706 million, a majority of which are expected to close in the third quarter of 2016, subject to regulatory approval and other customary closing conditions. Our spectrum licenses to be transferred as part of the exchange transactions were reclassified as assets held for sale and were included in Other current assets in our Condensed Consolidated Balance Sheets at their carrying value of $237 million as of June 30, 2016. We expect to recognize gains upon closing of the exchange transactions, which are expected to be in the third quarter of 2016, subject to regulatory approval and other customary closing conditions.

We entered into an agreement with a third party for the purchase of certain spectrum licenses covering approximately 11 million people for approximately $420 million. The transaction is expected to close in the fourth quarter of 2016, subject to regulatory approval and other customary closing conditions.

Debt

In March 2016, T-Mobile USA, Inc. (“T-Mobile USA”), a subsidiary of T-Mobile US, Inc., and certain of its affiliates, as guarantors, entered into a purchase agreement with Deutsche Telekom AG (“Deutsche Telekom”), our majority stockholder, under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom $2.0 billion of 5.300% Senior Notes due 2021 (the “5.300% Senior Notes”) for an aggregate purchase price of $2.0 billion. If T-Mobile USA does not elect to issue the 5.300% Senior Notes on or prior to November 30, 2016, the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. As of June 30, 2016, if the commitment under this purchase agreement was terminated, the reimbursement amount due to Deutsche Telekom would not be significant.

In April 2016, T-Mobile USA and certain of its affiliates, as guarantors, (i) issued $1.0 billion of public 6.000% Senior Notes due 2024, (ii) entered into a purchase agreement with Deutsche Telekom, under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom up to $1.35 billion of 6.000% Senior Notes due 2024 and (iii) entered into another purchase agreement with Deutsche Telekom, under which T-Mobile USA may, at its option, issue and sell up to an additional $650 million of 6.000% Senior Notes due 2024.

The purchase price for the 6.000% Senior Notes that may be issued under the $1.35 billion purchase agreement will be approximately 103.316% of the outstanding principal balance of the notes issued. If T-Mobile USA does not elect to issue the 6.000% Senior Notes under the $1.35 billion purchase agreement on or prior to November 5, 2016 or elects to issue less than $1.35 billion of 6.000% Senior Notes, any unused portion of the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. As of June 30, 2016, if the commitment under this purchase agreement was terminated, the reimbursement amount due to Deutsche Telekom would not be significant.

The purchase price for the 6.000% Senior Notes that may be issued under the $650 million purchase agreement will be approximately 104.047% of the outstanding principal balance of the notes issued. If T-Mobile USA does not elect to issue the 6.000% Senior Notes under the $650 million purchase agreement on or prior to November 5, 2016 or elects to issue less than $650 million of 6.000% Senior Notes, any unused portion of the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. As of June 30, 2016, if the commitment under this purchase agreement was terminated, the reimbursement amount due to Deutsche Telekom would not be significant.

In addition to the new debt issued, and purchase commitments with Deutsche Telekom, the supplemental indentures governing the Senior Reset Notes to affiliates provided for the adjustment of the interest rates on such Notes at various reset dates to rates determined in accordance with the applicable supplemental indenture.  In April 2016, the interest rate on the $600 million of Senior Reset Note to affiliates due 2023 was adjusted from 5.950% to 9.332%.

Other

In June 2016, a refundable deposit of $2.2 billion was made to a third party in connection with a potential asset purchase. The deposit is included in Asset purchase deposit in our Condensed Consolidated Balance Sheets.

Note 3 – Sales of Certain Receivables

We have entered into transactions to sell certain service and Equipment Installment Plan (“EIP”) accounts receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our financial statements, are described below.

Sales of Service Receivables

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivables on a revolving basis with a current maximum funding commitment of $750 million and scheduled expiration date in March 2017 (the “service receivable sale arrangement”). The service receivable sale arrangement provided funding of $750 million as of June 30, 2016 and December 31, 2015. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

In connection with the service receivable sale arrangement, we formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity to sell service accounts receivables (“Service BRE”). Service BRE does not qualify as a Variable Interest Entity (“VIE”), and due to the significant level of control we exercise over the entity, it is consolidated. Pursuant to the arrangement, certain of our wholly-owned subsidiaries transfer selected receivables to Service BRE.  Service BRE then sells the receivables to an unaffiliated entity (“Service VIE”), which was established to facilitate the sale of beneficial ownership interests in the receivables to certain third parties.

Variable Interest Entity

We determined that Service VIE qualifies as a VIE as it lacks sufficient equity to finance its activities. We have a variable interest in Service VIE, but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact Service VIE’s economic performance. Those activities include committing Service VIE to legal agreements to purchase or sell assets, selecting which receivables are purchased in the service receivable sale arrangement, determining whether Service VIE will sell interests in the purchased service receivables to other parties, funding of the entities and servicing of receivables. We do not hold the power to direct the key decisions underlying these activities. For example, while we act as the servicer of the sold receivables, which is considered a significant activity of the VIE, we are acting as an agent in our capacity as the servicer and the counterparty to the service receivable sale arrangement has the ability to remove us as the servicing agent of the receivables at will with no recourse available to us. As we have determined we are not the primary beneficiary, the results of Service VIE are not consolidated into our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets (primarily the deferred purchase price) and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in Service VIE:

(in millions)	June 30, 2016	December 31, 2015
Other current assets	$163	$206
Accounts payable and accrued liabilities	4	—
Other current liabilities	64	73

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivables on a revolving basis with a maximum funding commitment of $800 million (the “EIP sale arrangement”). In June 2016, the EIP sale arrangement was amended to increase the maximum funding commitment to $1.3 billion with a scheduled expiration date in November 2017. As of June 30, 2016 and December 31, 2015, the EIP sale arrangement provided funding of $1.2 billion and $800 million, respectively. Sales of EIP receivables occur daily and are settled on a monthly basis. The receivables consist of customer EIP balances, which require monthly customer payments for up to 24 months.

In connection with this EIP sale arrangement, we formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity (“EIP BRE”). Pursuant to the EIP sale arrangement, our wholly-owned subsidiary transfers selected receivables to EIP BRE.  EIP BRE then sells the receivables to a non-consolidated and unaffiliated third-party entity for which we do not exercise any level of control, nor does the entity qualify as a VIE.

Variable Interest Entity

We determined that EIP BRE is a VIE as its equity investment at risk lacks the obligation to absorb a certain portion of its expected losses. We have a variable interest in EIP BRE and determined that we are the primary beneficiary based on our ability to direct the activities which most significantly impact EIP BRE’s economic performance. Those activities include selecting which receivables are transferred into EIP BRE and sold in the EIP sale arrangement and funding of EIP BRE. Additionally, our equity interest in EIP BRE obligates us to absorb losses and gives us the right to receive benefits from the EIP BRE that could potentially be significant to EIP BRE. Accordingly, we determined that we are the primary beneficiary, and include the balances and results of operations of EIP BRE in our condensed consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets (primarily the deferred purchase price) and liabilities included in our Condensed Consolidated Balance Sheets that relate to our EIP BRE:

(in millions)	June 30, 2016	December 31, 2015
Other current assets	$313	$164
Other assets	98	44
Accounts payable and accrued liabilities	—	14
Other long-term liabilities	5	3

In addition, EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of EIP BRE, to be satisfied prior to any value in EIP BRE becoming available to us. Accordingly, the assets of EIP BRE may not be used to settle our general obligations and creditors of EIP BRE have limited recourse to our general credit.

Sales of Receivables

The transfers of service receivables and EIP receivables to the non-consolidated entities are accounted for as sales of financial assets. Once identified for sale, the receivable is recorded at the lower of cost or fair value. Upon sale, we derecognize the net carrying amount of the receivables. We recognize the net cash proceeds in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

The proceeds are net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivables. We recognize the collection of the deferred purchase price in Net cash provided by operating activities as it is dependent on collection of the customer receivables and is not subject to significant interest rate risk. The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of June 30, 2016 and December 31, 2015, our deferred purchase price related to the sales of service receivables and EIP receivables was $572 million and $389 million, respectively.

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2016	December 31, 2015
Derecognized net service receivables and EIP receivables	$2,383	$1,850
Other current assets	476	370
of which, deferred purchase price	474	345
Other long-term assets	98	44
of which, deferred purchase price	98	44
Accounts payable and accrued liabilities	4	14
Other current liabilities	64	73
Other long-term liabilities	5	3
Net cash proceeds since inception	1,877	1,494
Of which:
Net cash proceeds during the period	383	884
Net cash proceeds funded by reinvested collections	1,494	610

We recognized losses from sales of receivables of $46 million and $48 million for the three months ended June 30, 2016 and 2015, respectively, and $98 million and $113 million for the six months ended June 30, 2016 and 2015, respectively. These losses from sales of receivables were recognized in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. Losses from sales of receivables include adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price.

Continuing Involvement

Pursuant to the sale arrangements described above, we have continuing involvement with the service receivables and EIP receivables we sell as we service the receivables and are required to repurchase certain receivables, including ineligible receivables, aged receivables and receivables where write-off is imminent. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. While servicing the receivables, we apply the same policies and procedures to the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers. Pursuant to the EIP sale arrangement, under certain circumstances, we are required to deposit cash or replacement EIP receivables for contracts terminated by customers under our JUMP! Program.

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.0 billion as of June 30, 2016. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery.  As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of our expected loss.

Note 4 – Equipment Installment Plan Receivables

We offer certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an EIP.

The following table summarizes the EIP receivables:

(in millions)	June 30, 2016	December 31, 2015
EIP receivables, gross	$2,976	$3,558
Unamortized imputed discount	(177)	(185)
EIP receivables, net of unamortized imputed discount	2,799	3,373
Allowance for credit losses	(137)	(148)
EIP receivables, net	$2,662	$3,225

Classified on the balance sheet as:
Equipment installment plan receivables, net	$1,831	$2,378
Equipment installment plan receivables due after one year, net	831	847
EIP receivables, net	$2,662	$3,225

We use a proprietary credit scoring model that measures the credit quality of a customer at the time of application for mobile communications service using several factors, such as credit bureau information, consumer credit risk scores and service plan characteristics. Based upon customer credit profiles, we classify EIP receivables into the credit categories of “Prime” and “Subprime.” Prime customer receivables are those with lower delinquency risk and Subprime customer receivables are those with higher delinquency risk. Subprime customers may be required to make a down payment on their equipment purchases. In addition, certain customers within the Subprime category are required to pay an advance deposit.

EIP receivables for which invoices have not yet been generated for the customer are classified as Unbilled. EIP receivables for which invoices have been generated but which are not past the contractual due date are classified as Billed – Current. EIP receivables for which invoices have been generated and the payment is past the contractual due date are classified as Billed – Past Due.

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	June 30, 2016			December 31, 2015
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$1,177	$1,588	$2,765	$1,593	$1,698	$3,291
Billed – Current	54	80	134	77	91	168
Billed – Past Due	27	50	77	37	62	99
EIP receivables, gross	$1,258	$1,718	$2,976	$1,707	$1,851	$3,558

The increase in subprime EIP receivables as a percentage of total EIP receivables is primarily due to the EIP sale arrangement funding increase during the six months ended June 30, 2016.

Activity for the six months ended June 30, 2016 and 2015 in the unamortized imputed discount and allowance for credit losses balances for the EIP receivables was as follows:

(in millions)	June 30, 2016	June 30, 2015
Imputed discount and allowance for credit losses, beginning of period	$333	$448
Bad debt expense	126	155
Write-offs, net of recoveries	(137)	(159)
Change in imputed discount on short-term and long-term EIP receivables	83	(3)
Impacts from sales of EIP receivables	(91)	—
Imputed discount and allowance for credit losses, end of period	$314	$441

The EIP receivables had weighted average effective imputed interest rates of 9.3% and 8.8% as of June 30, 2016 and December 31, 2015, respectively.

Note 5 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying amounts and fair values of our short-term investments and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	June 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Short-term investments	$—	$—	$2,998	$2,998
Liabilities:
Senior Notes to third parties	$18,600	$19,439	$17,600	$18,098
Senior Reset Notes to affiliates	5,600	5,972	5,600	6,072
Senior Secured Term Loans	1,990	2,002	2,000	1,990

Short-term Investments

The fair value of our short-term investments as of December 31, 2015, which consisted of U.S. Treasury securities, was determined based on quoted market prices in active markets, and therefore was classified as Level 1 in the fair value hierarchy. We did not have any short-term investments as of June 30, 2016.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Secured Term Loans and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of June 30, 2016 and December 31, 2015. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. There were no significant changes in fair value for the three and six months ended June 30, 2016. See Note 3 – Sales of Certain Receivables for further information.

Guarantee Liabilities

We offer a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device.  For customers who enroll in the device trade-in program, we defer the portion of equipment revenues which represents the estimated fair value of the specified-price trade-in right guarantee incorporating the expected probability and timing of the handset upgrade and the fair value of the used handset which is returned.  When customers upgrade their device, the difference between the trade-in credit to the customer and the fair value of the returned device is recorded against the guarantee liabilities.  Guarantee liabilities were $138 million and $163 million as of June 30, 2016 and December 31, 2015, respectively, and are included in Other current liabilities in our Condensed Consolidated Balance Sheets.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $2.0 billion as of

June 30, 2016. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Note 6 – Earnings Per Share

Basic earnings per share amounts are computed by dividing net income, after the deduction of preferred stock dividends declared by the weighted average number of common shares outstanding. Diluted earnings per share amounts assume the issuance of common stock potentially dilutive share equivalents outstanding.

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share amounts)	2016	2015	2016	2015
Net income	$225	$361	$704	$298
Less: Dividends on mandatory convertible preferred stock	(14)	(14)	(28)	(28)
Net income attributable to common stockholders - basic and diluted	$211	$347	$676	$270

Weighted average shares outstanding - basic	822,434,490	811,605,031	820,933,126	810,113,564
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	7,318,466	9,517,506	8,728,927	9,434,975
Weighted average shares outstanding - diluted	829,752,956	821,122,537	829,662,053	819,548,539

Earnings per share - basic	$0.26	$0.43	$0.82	$0.33
Earnings per share - diluted	$0.25	$0.42	$0.81	$0.33

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	307,573	1,131,643	465,765	1,131,643
Mandatory convertible preferred stock	32,237,266	32,237,266	32,237,266	32,237,266

Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

Note 7 – Commitments and Contingencies

Commitments

Operating Leases and Purchase Commitments

Future minimum payments for non-cancelable operating leases and purchase commitments are summarized below:

(in millions)	Operating Leases	Purchase Commitments
Year Ending June 30,
2017	$2,449	$4,577
2018	2,275	957
2019	2,085	828
2020	1,925	713
2021	1,630	620
Thereafter	5,508	1,119
Total	$15,872	$8,814

In May 2016, we entered into a purchase agreement with a third party for the acquisition of certain spectrum licenses for $420 million. See Note 2 – Significant Transactions for further information.

Related-Party Commitments

In March 2016, T-Mobile USA entered into a purchase agreement with Deutsche Telekom under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom $2.0 billion of 5.300% Senior Notes due 2021 for an aggregate purchase price of $2.0 billion.

In April 2016, T-Mobile USA entered into a purchase agreement with Deutsche Telekom under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom up to $1.35 billion of 6.000% Senior Notes due 2024. The purchase price for the 6.000% Senior Notes to be issued under this purchase agreement will be approximately 103.316% of the outstanding principal balance of the notes issued.

In April 2016, T-Mobile USA entered into a purchase agreement with Deutsche Telekom under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom up to $650 million of 6.000% Senior Notes due 2024. The purchase price for the 6.000% Senior Notes will be approximately 104.047% of the outstanding principal balance of the notes issued.

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

On April 4, 2012, T-Mobile was sued in a patent infringement case by Prism Technologies LLC (“Prism”) in federal court in Nebraska. After a jury trial resulted in a defense verdict, the court entered judgment in favor of T-Mobile. Both parties have appealed.  Absent a significant adverse change in the status of the case, the Company does not expect that the ultimate resolution of this case will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 8 – Income Taxes
Income tax expense was $147 million and $2 million for the three months ended June 30, 2016 and 2015, respectively. Income tax expense was $419 million for the six months ended June 30, 2016 and income tax benefit was $39 million for the six months ended June 30, 2015. The effective tax rate was 39.5% and 0.6% for the three months ended June 30, 2016 and 2015, respectively, and 37.3% and (15.1)% for the six months ended June 30, 2016 and 2015, respectively. The higher effective income tax rates for the 2016 periods compared to 2015 resulted from income tax benefits for discrete income tax items recognized in 2015 that did not impact the 2016 effective income tax rates, including changes in state and local income tax laws and the recognition of certain federal tax credits. The increases in the effective income tax rates were partially offset by the recognition through June 30, 2016 of $21 million of excess tax benefits related to share-based payments in Income tax (expense) benefit resulting from the adoption of ASU 2016-09 as of January 1, 2016. See Note 1 – Basis of Presentation for further information.

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

In April 2016, T-Mobile USA and certain of its affiliates, as guarantors, issued $1.0 billion of public 6.000% Senior Notes due 2024.

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

Presented below is the condensed consolidating financial information as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.

Condensed Consolidating Balance Sheet Information
June 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$367	$2,683	$2,439	$49	$—	$5,538
Short-term investments	—	—	—	—	—	—
Accounts receivable, net	—	—	1,634	232	—	1,866
Equipment installment plan receivables, net	—	—	1,831	—	—	1,831
Accounts receivable from affiliates	—	—	39	—	—	39
Inventories	—	—	1,388	—	—	1,388
Asset purchase deposit	—	—	2,203	—	—	2,203
Other current assets	—	—	954	461	—	1,415
Total current assets	367	2,683	10,488	742	—	14,280
Property and equipment, net (1)	—	—	20,156	414	—	20,570
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	25,536	—	—	25,536
Other intangible assets, net	—	—	486	—	—	486
Investments in subsidiaries, net	16,925	33,681	—	—	(50,606)	—
Intercompany receivables	103	7,586	—	—	(7,689)	—
Equipment installment plan receivables due after one year, net	—	—	831	—	—	831
Other assets	—	6	492	266	(182)	582
Total assets	$17,395	$43,956	$59,672	$1,422	$(58,477)	$63,968
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$425	$6,316	$244	$—	$6,985
Payables to affiliates	—	73	130	—	—	203
Short-term debt	—	20	238	—	—	258
Deferred revenue	—	—	936	—	—	936
Other current liabilities	—	—	291	79	—	370
Total current liabilities	—	518	7,911	323	—	8,752
Long-term debt	—	20,768	806	—	—	21,574
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Tower obligations (1)	—	—	405	2,229	—	2,634
Deferred tax liabilities	—	—	4,609	—	(182)	4,427
Deferred rent expense	—	—	2,548	—	—	2,548
Negative carrying value of subsidiaries, net	—	—	546	—	(546)	—
Intercompany payables	—	—	7,509	180	(7,689)	—
Other long-term liabilities	—	145	888	5	—	1,038
Total long-term liabilities	—	26,513	17,311	2,414	(8,417)	37,821
Total stockholders' equity	17,395	16,925	34,450	(1,315)	(50,060)	17,395
Total liabilities and stockholders' equity	$17,395	$43,956	$59,672	$1,422	$(58,477)	$63,968

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

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended June 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$6,574	$517	$(203)	$6,888
Equipment revenues	—	—	2,298	—	(110)	2,188
Other revenues	—	—	102	49	(5)	146
Total revenues	—	—	8,974	566	(318)	9,222
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,423	6	—	1,429
Cost of equipment sales	—	—	2,477	251	(109)	2,619
Selling, general and administrative	—	—	2,764	217	(209)	2,772
Depreciation and amortization	—	—	1,555	20	—	1,575
Cost of MetroPCS business combination	—	—	59	—	—	59
Total operating expenses	—	—	8,278	494	(318)	8,454
Operating income	—	—	696	72	—	768
Other income (expense)
Interest expense	—	(304)	(18)	(46)	—	(368)
Interest expense to affiliates	—	(93)	—	—	—	(93)
Interest income	—	8	60	—	—	68
Other expense, net	—	—	(3)	—	—	(3)
Total other income (expense), net	—	(389)	39	(46)	—	(396)
Income (loss) before income taxes	—	(389)	735	26	—	372
Income tax expense	—	—	(138)	(9)	—	(147)
Earnings (loss) of subsidiaries	225	614	(1)	—	(838)	—
Net income	225	225	596	17	(838)	225
Dividends on preferred stock	(14)	—	—	—	—	(14)
Net income attributable to common stockholders	$211	$225	$596	$17	$(838)	$211

Net Income	$225	$225	$596	$17	$(838)	$225
Other comprehensive income, net of tax
Other comprehensive income, net of tax	3	3	3	—	(6)	3
Total comprehensive income	$228	$228	$599	$17	$(844)	$228

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended June 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$5,879	$410	$(145)	$6,144
Equipment revenues	—	—	2,034	—	(119)	1,915
Other revenues	—	—	82	42	(4)	120
Total revenues	—	—	7,995	452	(268)	8,179
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,391	6	—	1,397
Cost of equipment sales	—	—	2,587	193	(119)	2,661
Selling, general and administrative	—	—	2,406	181	(149)	2,438
Depreciation and amortization	—	—	1,054	21	—	1,075
Cost of MetroPCS business combination	—	—	34	—	—	34
Gains on disposal of spectrum licenses	—	—	(23)	—	—	(23)
Total operating expenses	—	—	7,449	401	(268)	7,582
Operating income	—	—	546	51	—	597
Other income (expense)
Interest expense	—	(201)	(9)	(47)	—	(257)
Interest expense to affiliates	—	(92)	—	—	—	(92)
Interest income	—	—	114	—	—	114
Other income, net	—	—	1	—	—	1
Total other income (expense), net	—	(293)	106	(47)	—	(234)
Income (loss) before income taxes	—	(293)	652	4	—	363
Income tax benefit (expense)	—	—	1	(3)	—	(2)
Earnings (loss) of subsidiaries	361	654	(13)	—	(1,002)	—
Net income	361	361	640	1	(1,002)	361
Dividends on preferred stock	(14)	—	—	—	—	(14)
Net income attributable to common stockholders	$347	$361	$640	$1	$(1,002)	$347

Net income	$361	$361	$640	$1	$(1,002)	$361
Other comprehensive income, net of tax
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	$361	$361	$640	$1	$(1,002)	$361

Condensed Consolidating Statement of Comprehensive Income Information
Six Months Ended June 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$12,861	$980	$(375)	$13,466
Equipment revenues	—	—	4,279	—	(240)	4,039
Other revenues	—	—	228	97	(9)	316
Total revenues	—	—	17,368	1,077	(624)	17,821
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	2,838	12	—	2,850
Cost of equipment sales	—	—	4,764	468	(239)	4,993
Selling, general and administrative	—	—	5,488	418	(385)	5,521
Depreciation and amortization	—	—	3,087	40	—	3,127
Cost of MetroPCS business combination	—	—	95	—	—	95
Gains on disposal of spectrum licenses	—	—	(636)	—	—	(636)
Total operating expenses	—	—	15,636	938	(624)	15,950
Operating income	—	—	1,732	139	—	1,871
Other income (expense)
Interest expense	—	(578)	(35)	(94)	—	(707)
Interest expense to affiliates	—	(172)	—	—	—	(172)
Interest income	—	16	120	—	—	136
Other expense, net	—	—	(5)	—	—	(5)
Total other income (expense), net	—	(734)	80	(94)	—	(748)
Income (loss) before income taxes	—	(734)	1,812	45	—	1,123
Income tax expense	—	—	(401)	(18)	—	(419)
Earnings (loss) of subsidiaries	704	1,438	(11)	—	(2,131)	—
Net income	704	704	1,400	27	(2,131)	704
Dividends on preferred stock	(28)	—	—	—	—	(28)
Net income attributable to common stockholders	$676	$704	$1,400	$27	$(2,131)	$676

Net Income	$704	$704	$1,400	$27	$(2,131)	$704
Other comprehensive income, net of tax
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	$704	$704	$1,400	$27	$(2,131)	$704

Condensed Consolidating Statement of Comprehensive Income Information
Six Months Ended June 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$11,441	$799	$(277)	$11,963
Equipment revenues	—	—	3,961	—	(195)	3,766
Other revenues	—	—	151	84	(7)	228
Total revenues	—	—	15,553	883	(479)	15,957
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	2,780	12	—	2,792
Cost of equipment sales	—	—	5,192	343	(195)	5,340
Selling, general and administrative	—	—	4,746	348	(284)	4,810
Depreciation and amortization	—	—	2,119	43	—	2,162
Cost of MetroPCS business combination	—	—	162	—	—	162
Gains on disposal of spectrum licenses	—	—	(23)	—	—	(23)
Total operating expenses	—	—	14,976	746	(479)	15,243
Operating income	—	—	577	137	—	714
Other income (expense)
Interest expense	—	(401)	(23)	(94)	—	(518)
Interest expense to affiliates	—	(156)	—	—	—	(156)
Interest income	—	—	226	—	—	226
Other income (expense), net	—	(8)	1	—	—	(7)
Total other income (expense), net	—	(565)	204	(94)	—	(455)
Income (loss) before income taxes	—	(565)	781	43	—	259
Income tax benefit (expense)	—	—	49	(10)	—	39
Earnings (loss) of subsidiaries	298	863	(25)	—	(1,136)	—
Net income	298	298	805	33	(1,136)	298
Dividends on preferred stock	(28)	—	—	—	—	(28)
Net income attributable to common stockholders	$270	$298	$805	$33	$(1,136)	$270

Net income	$298	$298	$805	$33	$(1,136)	$298
Other comprehensive income, net of tax
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	$298	$298	$805	$33	$(1,136)	$298

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended June 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$3	$(1,783)	$3,612	$11	$(75)	$1,768

Investing activities
Purchases of property and equipment	—	—	(1,349)	—	—	(1,349)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(2,245)	—	—	(2,245)
Sales of short-term investments	—	2,000	923	—	—	2,923
Other, net	—	—	4	—	—	4
Net cash provided by (used in) investing activities	—	2,000	(2,667)	—	—	(667)

Financing activities
Proceeds from issuance of long-term debt	—	997	—	—	—	997
Repayments of capital lease obligations	—	—	(43)	—	—	(43)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(150)	—	—	(150)
Repayments of long-term debt	—	—	(5)	—	—	(5)
Tax withholdings on share-based awards	—	—	(3)	—	—	(3)
Intercompany dividend paid	—	—	—	(75)	75	—
Dividends on preferred stock	(14)	—	—	—	—	(14)
Other, net	13	—	(5)	—	—	8
Net cash (used in) provided by financing activities	(1)	997	(206)	(75)	75	790
Change in cash and cash equivalents	2	1,214	739	(64)	—	1,891
Cash and cash equivalents
Beginning of period	365	1,469	1,700	113	—	3,647
End of period	$367	$2,683	$2,439	$49	$—	$5,538

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended June 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(7)	$(282)	$1,522	$(7)	$(65)	$1,161

Investing activities
Purchases of property and equipment	—	—	(1,191)	—	—	(1,191)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(148)	—	—	(148)
Other, net	—	—	2	—	—	2
Net cash used in investing activities	—	—	(1,337)	—	—	(1,337)

Financing activities
Repayments of capital lease obligations	—	—	(6)	—	—	(6)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(185)	—	—	(185)
Tax withholdings on share-based awards	—	—	(70)	—	—	(70)
Intercompany dividend paid	—	—	—	(65)	65	—
Dividends on preferred stock	(14)	—	—	—	—	(14)
Other, net	21	—	40	—	—	61
Net cash provided by (used in) financing activities	7	—	(221)	(65)	65	(214)
Change in cash and cash equivalents	—	(282)	(36)	(72)	—	(390)
Cash and cash equivalents
Beginning of period	393	1,152	1,352	135	—	3,032
End of period	$393	$870	$1,316	$63	$—	$2,642

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$3	$(2,081)	$4,895	$51	$(75)	$2,793

Investing activities
Purchases of property and equipment	—	—	(2,684)	—	—	(2,684)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(2,839)	—	—	(2,839)
Sales of short-term investments	—	2,000	998	—	—	2,998
Other, net	—	—	(2)	—	—	(2)
Net cash provided by (used in) investing activities	—	2,000	(4,527)	—	—	(2,527)

Financing activities
Proceeds from issuance of long-term debt	—	997	—	—	—	997
Repayments of capital lease obligations	—	—	(79)	—	—	(79)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(150)	—	—	(150)
Repayments of long-term debt	—	—	(10)	—	—	(10)
Tax withholdings on share-based awards	—	—	(49)	—	—	(49)
Intercompany dividend paid	—	—	—	(75)	75	—
Dividends on preferred stock	(28)	—	—	—	—	(28)
Other, net	14	—	(5)	—	—	9
Net cash (used in) provided by financing activities	(14)	997	(293)	(75)	75	690
Change in cash and cash equivalents	(11)	916	75	(24)	—	956
Cash and cash equivalents
Beginning of period	378	1,767	2,364	73	—	4,582
End of period	$367	$2,683	$2,439	$49	$—	$5,538

Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(4)	$(3,281)	$4,966	$74	$(105)	$1,650

Investing activities
Purchases of property and equipment	—	—	(2,173)	—	—	(2,173)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(1,844)	—	—	(1,844)
Investment in subsidiaries	(1,905)	—	—	—	1,905	—
Other, net	—	—	(12)	—	—	(12)
Net cash used in investing activities	(1,905)	—	(4,029)	—	1,905	(4,029)

Financing activities
Proceeds from capital contribution	—	1,905	—	—	(1,905)	—
Repayments of capital lease obligations	—	—	(11)	—	—	(11)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(248)	—	—	(248)
Tax withholdings on share-based awards	—	—	(98)	—	—	(98)
Intercompany dividend paid	—	—	—	(105)	105	—
Dividends on preferred stock	(14)	—	(14)	—	—	(28)
Other, net	38	—	53	—	—	91
Net cash provided by (used in) financing activities	24	1,905	(318)	(105)	(1,800)	(294)
Change in cash and cash equivalents	(1,885)	(1,376)	619	(31)	—	(2,673)
Cash and cash equivalents
Beginning of period	2,278	2,246	697	94	—	5,315
End of period	$393	$870	$1,316	$63	$—	$2,642

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

Business Overview

In June 2016, we introduced the latest in our Un-carrier initiatives, #GetThanked, a history-making move dedicated exclusively to saying “thank you” to our customers by (i) offering eligible new (through December 31, 2016) or existing (as of June 6, 2016) customers ownership in the Company with a free share of T-Mobile stock or an additional share of T-Mobile stock for every new active account each customer refers through December 31, 2016, subject to a maximum of 100 shares in a calendar year, (ii) enabling eligible customers who download the T-Mobile Tuesday app to redeem products and services offered by participating business partners each Tuesday and (iii) offering a full hour of free in-flight Wi-Fi on all Gogo-equipped domestic flights.

Results of Operations

Highlights for the three and six months ended June 30, 2016

•
Total revenues of $9.2 billion for the three months ended June 30, 2016 increased $1.0 billion, or 13%, compared to the same period in 2015. Total revenues of $17.8 billion for the six months ended June 30, 2016 increased $1.9 billion, or 12%, compared to the same period in 2015. The increases were primarily from growth in service and equipment revenues.

•
Service revenues of $6.9 billion for the three months ended June 30, 2016 increased $744 million, or 12%, compared to the same period in 2015. Service revenues of $13.5 billion for the six months ended June 30, 2016 increased $1.5 billion, or 13%, compared to the same period in 2015. These increases were primarily due to the growth in our average branded customer base for the three and six months ended June 30, 2016, respectively, as a result of the strong customer response to our Un-carrier initiatives and the success of our MetroPCS brand promotional activities and continued growth in new markets.

•
Branded postpaid phone churn of 1.27% for the three months ended June 30, 2016 decreased 5 basis points, compared to the same period in 2015. Branded postpaid phone churn of 1.30% for the six months ended June 30, 2016 decreased 1 basis point, compared to the same period in 2015. These decreases were primarily due to increased customer satisfaction and loyalty from ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace.

•
Operating income of $768 million for the three months ended June 30, 2016 increased $171 million, or 29%, compared to the same period in 2015. Operating income of $1.9 billion for the six months ended June 30, 2016 increased $1.2 billion, compared to the same period in 2015. The increases were primarily due to higher total revenues, partially offset by an increase in depreciation and amortization along with costs to support customer growth and retention initiatives. An additional factor driving the increase for the six months ended June 30, 2016 included a gain on disposal of spectrum licenses of $636 million recorded in the first quarter of 2016, compared to $23 million in the second quarter of 2015.

•
Net income of $225 million for the three months ended June 30, 2016 decreased $136 million compared to the same period in 2015. Net income of $704 million for the six months ended June 30, 2016 increased $406 million, compared to the same period in 2015. The changes were primarily a result of increased operating income driven by the factors described above, partially offset by higher interest expense related to higher average debt and higher income taxes due to the impact of income tax benefits for discrete income tax items recognized in 2015 that did not impact the 2016 effective income tax rate.

•
Adjusted EBITDA, a non-GAAP financial measure, of $2.5 billion for the three months ended June 30, 2016 increased $647 million, or 36%, compared to the same period in 2015. Adjusted EBITDA of $5.2 billion for the six months ended June 30, 2016 increased $2.0 billion, or 63%, compared to the same period in 2015. The increases were primarily due to higher service revenues and lower losses on equipment, partially offset by increases in selling, general and administrative expenses. An additional factor driving the increase for the six months ended June 30, 2016 included a gain on disposal of spectrum licenses of $636 million recorded in the first quarter of 2016, compared to $23 million in the second quarter of 2015.

•
Net cash provided by operating activities increased $607 million, or 52%, for the three months ended June 30, 2016 and $1.1 billion, or 69%, for the six months ended June 30, 2016, compared to the same periods in 2015. These increases were primarily due to increased operating income from growth of our branded postpaid and branded prepaid revenues and an increase in the net proceeds from the sale of certain EIP receivables, partially offset by higher selling, general and administrative expenses and pay down of accounts payable and accrued liabilities.

•
Free Cash Flow, a non-GAAP financial measure, of $419 million for the three months ended June 30, 2016 increased $449 million compared to the same period in 2015. Free Cash Flow of $109 million for the six months ended June 30, 2016 increased $632 million compared to the same period in 2015. These increases were primarily from higher net cash provided by operating activities as discussed above, partially offset by higher purchases of property and equipment from the build-out of our LTE network.

Set forth below is a summary of consolidated results:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2016	2015	$	%	2016	2015	$	%
Revenues
Branded postpaid revenues	$4,509	$4,075	$434	11%	$8,811	$7,849	$962	12%
Branded prepaid revenues	2,119	1,861	258	14%	4,144	3,703	441	12%
Wholesale revenues	207	164	43	26%	407	322	85	26%
Roaming and other service revenues	53	44	9	20%	104	89	15	17%
Total service revenues	6,888	6,144	744	12%	13,466	11,963	1,503	13%
Equipment revenues	2,188	1,915	273	14%	4,039	3,766	273	7%
Other revenues	146	120	26	22%	316	228	88	39%
Total revenues	9,222	8,179	1,043	13%	17,821	15,957	1,864	12%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,429	1,397	32	2%	2,850	2,792	58	2%
Cost of equipment sales	2,619	2,661	(42)	(2)%	4,993	5,340	(347)	(6)%
Selling, general and administrative	2,772	2,438	334	14%	5,521	4,810	711	15%
Depreciation and amortization	1,575	1,075	500	47%	3,127	2,162	965	45%
Cost of MetroPCS business combination	59	34	25	74%	95	162	(67)	(41)%
Gains on disposal of spectrum licenses	—	(23)	23	NM	(636)	(23)	(613)	NM
Total operating expenses	8,454	7,582	872	12%	15,950	15,243	707	5%
Operating income	768	597	171	29%	1,871	714	1,157	NM
Other income (expense)
Interest expense	(368)	(257)	(111)	43%	(707)	(518)	(189)	36%
Interest expense to affiliates	(93)	(92)	(1)	1%	(172)	(156)	(16)	10%
Interest income	68	114	(46)	(40)%	136	226	(90)	(40)%
Other income (expense), net	(3)	1	(4)	NM	(5)	(7)	2	(29)%
Total other expense, net	(396)	(234)	(162)	69%	(748)	(455)	(293)	64%
Income before income taxes	372	363	9	2%	1,123	259	864	NM
Income tax (expense) benefit	(147)	(2)	(145)	NM	(419)	39	(458)	NM
Net income	$225	$361	$(136)	(38)%	$704	$298	$406	NM

Net cash provided by operating activities	$1,768	$1,161	$607	52%	$2,793	$1,650	$1,143	69%

Non-GAAP Financial Measures
Adjusted EBITDA	$2,464	$1,817	$647	36%	$5,213	$3,205	$2,008	63%
Free Cash Flow	419	(30)	449	NM	109	(523)	632	NM
NM – Not Meaningful

Revenues

Branded postpaid revenues increased $434 million, or 11%, for the three months ended and $962 million, or 12%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to growth in the number of average branded postpaid phone and mobile broadband customers driven by strong customer response to our Un-carrier initiatives and promotions for services and devices. Additional factors driving the increases included the continued growth of our insurance programs, partially offset by lower branded postpaid phone average revenue per user (“ARPU”), primarily due to an increase in the non-cash net revenue deferrals for Data Stash as well as higher regulatory program revenues for the six months ended June 30, 2016.

Branded prepaid revenues increased $258 million, or 14%, for the three months ended and $441 million, or 12%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to growth in the number of average branded prepaid customers driven by the success of our MetroPCS brand promotional activities and continued growth in new markets.

Wholesale revenues increased $43 million, or 26%, for the three months ended and $85 million, or 26%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to growth in customers of certain Mobile Virtual Network Operator (“MVNO”) partners and an increase in data usage per customer.

Equipment revenues increased $273 million, or 14%, for the three months ended and $273 million, or 7%, for the six months ended June 30, 2016 compared to the same periods in 2015. The increases were primarily due to the following:

•
Increases of $367 million and $709 million in lease revenues for the three and six months ended June 30, 2016, respectively, which are recognized over the lease term, resulting from the launch of our JUMP! On Demand program at the end of the second quarter of 2015; partially offset by

•
A decline of $94 million in device sales revenues for the three months ended June 30, 2016, primarily due to a lower average revenue per device sold resulting from promotions for devices, partially offset by a 3% increase in the number of devices sold.

•
A decline of $436 million in device sales revenues for the six months ended June 30, 2016 primarily due to a lower average revenue per device sold as well as a 2% decline in the number of devices sold primarily due to promotions for devices and the impact of our JUMP! On Demand program launched at the end of the second quarter of 2015. Device sales revenue is recognized at the time of sale.

During the three and six months ended June 30, 2016, we provided $1.6 billion and $2.8 billion, respectively, in EIP device financing to our customers, which decreased by $135 million and $372 million, respectively, compared to the same periods in 2015. The decreases were primarily due to promotions for devices and the impact of our JUMP! On Demand program launched at the end of the second quarter of 2015.

Other revenues increased $26 million, or 22%, for the three months ended and $88 million, or 39%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to higher non-service revenues from revenue share agreements with third parties. Higher lease income associated with reciprocal spectrum license lease agreements also contributed to the increase for the six months ended June 30, 2016.

Operating Expenses

Cost of services increased $32 million, or 2%, for the three months ended and $58 million, or 2%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to higher regulatory program costs and expenses associated with network expansion and the build-out of our network to utilize our 700 MHz A-Block spectrum licenses, including higher employee-related costs. In addition, higher lease expense associated with reciprocal spectrum license lease agreements contributed to the increase for the six months ended June 30, 2016. The increases were partially offset by synergies realized from the decommissioning of the MetroPCS Code Division Multiple Access (“CDMA”) network and lower long distance and toll costs.

Cost of equipment sales decreased $42 million, or 2%, for the three months ended and $347 million, or 6%, for the six months ended June 30, 2016, compared to the same periods in 2015.

•
The decrease for the three months ended June 30, 2016 was primarily due to a lower average cost per device sold due in part to the impact from the JUMP! On Demand program launched at the end of the second quarter of 2015, partially offset by a 3% increase in devices sold.

•
The decrease for the six months ended June 30, 2016 was primarily due to a lower average cost per device sold and a 2% decline in the number of devices sold, due in part to the impact of our JUMP! On Demand program launched at the end of the second quarter of 2015. With JUMP! On Demand, the cost of the leased wireless device is capitalized and recognized as depreciation expense over the term of the lease rather than recognized as cost of equipment sales when the device is delivered to the customer.

Selling, general and administrative increased $334 million, or 14%, for the three months ended and $711 million, or 15%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily attributable to strategic investments to support our growing customer base, including higher employee-related costs, higher commissions driven by an increase in branded customer additions and promotions, and higher promotional costs.

Depreciation and amortization increased $500 million, or 47%, for the three months ended and $965 million, or 45%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to $397 million and $800 million, respectively, in depreciation expense related to devices leased under our JUMP! On Demand program launched at the end of the second quarter of 2015, as well as increases from the build-out of our LTE network. With JUMP! On Demand, the cost of the leased wireless device is depreciated to its estimated residual value.

Cost of MetroPCS business combination of $59 million for the three months ended and $95 million for the six months ended June 30, 2016, primarily reflects network decommissioning costs associated with the business combination. We do not expect to incur significant additional network decommissioning costs as cell site assets are removed in 2016.

Gains on disposal of spectrum licenses of $636 million for the six months ended June 30, 2016, primarily consisted of a gain from a spectrum license transaction with AT&T Inc. recorded in the first quarter of 2016. Gains on disposal of spectrum licenses of $23 million for the six months ended June 30, 2015 consisted of a gain from a spectrum license transaction with Verizon recorded in the second quarter of 2015. See Note 2 – Significant Transactions of the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense)

Interest expense increased $111 million, or 43%, for the three months ended and $189 million, or 36%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to higher debt balances with third parties for the three and six months ended June 30, 2016, compared to the same periods in 2015, as well as lower capitalized interest costs associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses.

Interest expense to affiliates increased $1 million, or 1%, for the three months ended and $16 million, or 10%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to an increase in interest rates on certain Senior Reset Notes issued to Deutsche Telekom AG (“Deutsche Telekom”), which were adjusted at reset dates in the second quarter of 2016 and in 2015, as well as lower capitalized interest costs associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses. The increases were partially offset by changes in the fair value of embedded derivative instruments associated with Senior Reset Notes issued to Deutsche Telekom.

Interest income decreased $46 million, or 40%, for the three months ended and $90 million, or 40%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to a decline in imputed interest income associated with devices financed through EIP following the launch of our JUMP! On Demand program at the end of the second quarter of 2015 and from sales of certain EIP receivables. Interest associated with EIP receivables, which is imputed at the time of a device sale and then recognized over the financed installment term, was $65 million and $130 million for the three and six months ended June 30, 2016, respectively, compared to $113 million and $223 million for the same periods in 2015. See Note 4 – Equipment Installment Plan Receivables of the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

Income tax expense was $147 million and $2 million for the three months ended June 30, 2016 and 2015, respectively. Income tax expense was $419 million for the six months ended June 30, 2016 and income tax benefit was $39 million for the six months ended June 30, 2015. The effective tax rate was 39.5% and 0.6% for the three months ended June 30, 2016 and 2015, respectively, and 37.3% and (15.1)% for the six months ended June 30, 2016 and 2015, respectively. The higher effective income tax rates for the 2016 periods compared to 2015 resulted from income tax benefits for discrete income tax items recognized in 2015 that did not impact the 2016 effective income tax rates, including changes in state and local income tax laws and the recognition of certain federal tax credits. The increases in the effective income tax rates were partially offset by the recognition through June 30, 2016 of $21 million of excess tax benefits related to share-based payments in Income tax (expense) benefit resulting from the adoption of ASU 2016-09 as of January 1, 2016. See Note 1 – Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.

Net Income

Net income decreased $136 million, or 38%, for the three months ended and increased $406 million for the six months ended June 30, 2016, compared to the same periods in 2015, as a result of the factors described above. The six months ended June 30, 2016 included a $389 million net, after-tax gain on disposal of spectrum licenses recorded during the first quarter of 2016.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition.

The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	June 30, 2016	December 31, 2015	Change
(in millions)			$	%
Other current assets	$461	$400	$61	15%
Property and equipment, net	414	454	(40)	(9)%
Tower obligations	2,229	2,247	(18)	(1)%
Total stockholders' deficit	(1,315)	(1,359)	44	3%

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2016	2015	$	%	2016	2015	$	%
Service revenues	$517	$410	$107	26%	$980	$799	$181	23%
Cost of equipment sales	251	193	58	30%	468	343	125	36%
Selling, general and administrative	217	181	36	20%	418	348	70	20%
Total comprehensive income	17	1	16	NM	27	33	(6)	(18)%
NM - Not Meaningful

The increases in Service revenues, Cost of equipment sales and Selling, general and administrative were primarily the result of an increase in activity of the non-guarantor subsidiary that provides handset insurance, primarily driven by growth in our customer base. All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. See Note 9 – Guarantor Financial Information of the Notes to the Condensed Consolidated Financial Statements.

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

The following table sets forth the number of ending customers:

	June 30, 2016	June 30, 2015	Change
(in thousands)			#	%
Customers, end of period
Branded postpaid phone customers	30,878	27,595	3,283	12%
Branded postpaid mobile broadband customers	2,748	1,723	1,025	59%
Total branded postpaid customers	33,626	29,318	4,308	15%
Branded prepaid customers	18,914	16,567	2,347	14%
Total branded customers	52,540	45,885	6,655	15%
Wholesale customers	14,844	13,023	1,821	14%
Total customers, end of period	67,384	58,908	8,476	14%

The following table sets forth the number of net customer additions:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2016	2015	#	%	2016	2015	#	%
Net customer additions
Branded postpaid phone customers	646	760	(114)	(15)%	1,523	1,751	(228)	(13)%
Branded postpaid mobile broadband customers	244	248	(4)	(2)%	408	382	26	7%
Total branded postpaid customers	890	1,008	(118)	(12)%	1,931	2,133	(202)	(9)%
Branded prepaid customers	476	178	298	NM	1,283	251	1,032	NM
Total branded customers	1,366	1,186	180	15%	3,214	2,384	830	35%
Wholesale customers	515	886	(371)	(42)%	888	1,506	(618)	(41)%
Total net customer additions	1,881	2,072	(191)	(9)%	4,102	3,890	212	5%
NM – Not Meaningful

Net customer additions were 1,881,000 for the three months ended June 30, 2016, compared to 2,072,000 for the same period in 2015. Net customer additions were 4,102,000 for the six months ended June 30, 2016, compared to 3,890,000 for the same period in 2015. At June 30, 2016, we had 67.4 million total customers, a 14% increase from the total as of June 30, 2015, as a result of growth in the customer categories described below.

Branded Customers

Total branded net customer additions increased 180,000, or 15%, for the three months ended and 830,000, or 35%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to the following:

•	Higher branded prepaid net customer additions due to the success of our MetroPCS brand promotional activities and continued growth in new markets; partially offset by

•	Lower branded postpaid phone net customer additions due to higher deactivations resulting from a growing branded postpaid phone customer base, partially offset by lower branded postpaid phone churn.

Wholesale

Wholesale net customer additions decreased 371,000, or 42%, for the three months ended and 618,000, or 41%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to higher MVNO deactivations resulting from a growing customer base and lower MVNO gross customer additions.

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

	June 30, 2016	June 30, 2015	Change
			#	%
Branded postpaid customers per account	2.64	2.43	0.21	9%

Branded postpaid customers per account increased primarily due to ongoing service promotions targeting families and increased penetration of mobile broadband devices.

Churn

Churn represents the number of customers whose service was disconnected as a percentage of the average number of customers during the specified period. The number of customers whose service was disconnected is presented net of customers that subsequently have their service restored within a certain period of time. We believe that churn provides management with useful information to evaluate customer retention and loyalty.

	Three Months Ended June 30,		Bps Change	Six Months Ended June 30,		Bps Change
	2016	2015		2016	2015
Branded postpaid phone churn	1.27%	1.32%	-5 bps	1.30%	1.31%	-1 bps
Branded prepaid churn	3.91%	4.93%	-102 bps	3.88%	4.78%	-90 bps

Branded postpaid phone churn decreased 5 basis points for the three months ended and 1 basis point for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to increased customer satisfaction and loyalty from ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace and from a reduction in promotional activity across the industry in the second quarter of 2016. A lower branded postpaid phone churn rate applied to a growing branded postpaid phone customer base resulted in higher deactivations.

Branded prepaid churn decreased 102 basis points for the three months ended and 90 basis points for the six months ended June 30, 2016, compared to the same periods in 2015, and was primarily impacted by strong performance at the MetroPCS brand and a methodology change in the third quarter of 2015 that had no impact on our reported branded prepaid ending customers or net customer additions, but resulted in computationally lower gross customer additions and deactivations. Revision of prior periods in 2015 was not practicable because certain historical data was no longer available.

In June 2016, we entered into an agreement under which we have agreed to sell our marketing and distribution rights to certain existing T-Mobile co-branded customers to a current MVNO partner.  The transaction, expected to close late third quarter of 2016, is subject to regulatory approval and other closing conditions.  Assuming closing, approximately 1.4 million branded postpaid phone customers and approximately 0.3 million branded prepaid customers would transition to being reported as wholesale customers.  The customer transition is expected to have a significant impact on reported branded postpaid phone churn following closing. For example, on a pro-forma basis as if the transaction closed at the beginning of the second quarter of 2016, reported branded postpaid phone churn would have been 18 basis points lower at 1.09%.

Average Revenue Per User, Average Billings Per User

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

The following tables illustrate the calculation of ARPU and ABPU and reconcile these measures to the related service revenues, which we consider to be the most directly comparable GAAP financial measure to ARPU and ABPU:

(in millions, except average number of customers, ARPU and ABPU)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	#	%	2016	2015	#	%
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$4,509	$4,075	$434	11%	$8,811	$7,849	$962	12%
Less: Branded postpaid mobile broadband revenues	(193)	(135)	(58)	43%	(375)	(244)	(131)	54%
Branded postpaid phone service revenues	$4,316	$3,940	$376	10%	$8,436	$7,605	$831	11%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	30,537	27,250	3,287	12%	30,128	26,781	3,347	12%
Branded postpaid phone ARPU	$47.11	$48.19	$(1.08)	(2)%	$46.67	$47.33	$(0.66)	(1)%

Calculation of Branded Postpaid ABPU
Branded postpaid service revenues	$4,509	$4,075	$434	11%	$8,811	$7,849	$962	12%
EIP billings	1,344	1,393	(49)	(4)%	2,668	2,685	(17)	(1)%
Lease revenues	367	—	367	NM	709	—	709	NM
Total billings for branded postpaid customers	$6,220	$5,468	$752	14%	$12,188	$10,534	$1,654	16%
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	33,125	28,797	4,328	15%	32,633	28,257	4,376	15%
Branded postpaid ABPU	$62.59	$63.29	$(0.70)	(1)%	$62.25	$62.14	$0.11	NM

Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,119	$1,861	$258	14%	$4,144	$3,703	$441	12%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	18,662	16,396	2,266	14%	18,312	16,317	1,995	12%
Branded prepaid ARPU	$37.86	$37.83	$0.03	NM	$37.72	$37.82	$(0.10)	NM
NM – Not Meaningful

Branded postpaid phone ARPU decreased $1.08, or 2%, for the three months ended and $0.66, or 1%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to an increase in the non-cash net revenue deferrals for Data Stash, dilution from the continued growth of customers on promotions targeting families, and Un-carrier initiatives. The decreases were partially offset by continued growth of our insurance programs and higher and data attach rates as well as higher regulatory program revenues for the six months ended June 30, 2016.

Branded postpaid ABPU decreased $0.70, or 1%, for the three months ended and increased $0.11 for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to lower branded postpaid phone ARPU, as described above, and lower EIP billings, partially offset by increases in lease revenues. The decreases in EIP billings were primarily due to promotions for devices and the impact of our JUMP! On Demand program launched at the end of the second quarter of 2015.

Branded prepaid ARPU increased $0.03 for the three months ended and decreased $0.10 for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to dilution from growth of customers on rate plan promotions, partially offset by higher data attach rates.

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

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2016	2015	$	%	2016	2015	$	%
Net income	$225	$361	$(136)	(38)%	$704	$298	$406	NM
Adjustments:
Interest expense	368	257	111	43%	707	518	189	36%
Interest expense to affiliates	93	92	1	1%	172	156	16	10%
Interest income	(68)	(114)	46	(40)%	(136)	(226)	90	(40)%
Other expense (income), net	3	(1)	4	NM	5	7	(2)	(29)%
Income tax expense (benefit)	147	2	145	NM	419	(39)	458	NM
Operating income	768	597	171	29%	1,871	714	1,157	NM
Depreciation and amortization	1,575	1,075	500	47%	3,127	2,162	965	45%
Cost of MetroPCS business combination	59	34	25	74%	95	162	(67)	(41)%
Stock-based compensation (1)	61	71	(10)	(14)%	114	127	(13)	(10)%
Other, net	1	40	(39)	(98)%	6	40	(34)	(85)%
Adjusted EBITDA	$2,464	$1,817	$647	36%	$5,213	$3,205	$2,008	63%
Adjusted EBITDA margin	36%	30%	NM	600 bps	39%	27%	NM	1,200 bps
NM – Not Meaningful

(1)	Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the condensed consolidated financial statements.

Adjusted EBITDA increased $647 million, or 36%, for the three months ended and $2.0 billion, or 63%, for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to the following:

•	Increased branded postpaid and prepaid revenues primarily due to strong customer response to our Un-carrier initiatives and the ongoing success of our promotional activities;

•	A gain of $636 million from a spectrum license transaction during the first quarter of 2016, compared to $23 million during the second quarter of 2015;

•
Lower losses on equipment primarily due to the impact of customers leasing devices with JUMP! On Demand, as the costs of leased devices, which are capitalized and depreciated over the lease term, are excluded from Adjusted EBITDA. In connection with JUMP! On Demand, we had lease revenues of $367 million and $709 million for the three and six months ended June 30, 2016, respectively, and depreciation expense of $397 million and $800 million related to leased wireless devices for the three and six months ended June 30, 2016, respectively; and

•	Focused cost control and synergies realized from the MetroPCS business combination, especially in cost of services; partially offset by

•
Higher selling, general and administrative expenses primarily attributable to strategic investments to support our growing customer base, including higher employee-related costs, higher commissions driven by an increase in branded customer additions and promotions, and higher promotional costs.

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

The following table illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2016	2015	$	%	2016	2015	$	%
Net cash provided by operating activities	$1,768	$1,161	$607	52%	$2,793	$1,650	$1,143	69%
Cash purchases of property and equipment	(1,349)	(1,191)	(158)	13%	(2,684)	(2,173)	(511)	24%
Free Cash Flow	$419	$(30)	$449	NM	$109	$(523)	$632	NM
NM – Not Meaningful

Free Cash Flow increased $449 million for the three months ended and $632 million for the six months ended June 30, 2016, compared to the same periods in 2015. These increases were primarily due to higher net cash provided by operating activities, partially offset by higher purchases of property and equipment from the build-out of our LTE network. See Liquidity and Capital Resources for further information.

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

Cash Flows

The following is an analysis of our year-to-date cash flows:

	Six Months Ended June 30,		Change
(in millions)	2016	2015	$	%
Net cash provided by operating activities	$2,793	$1,650	$1,143	69%
Net cash used in investing activities	(2,527)	(4,029)	1,502	37%
Net cash provided by (used in) financing activities	690	(294)	984	NM
NM – Not Meaningful

Operating Activities

Cash provided by operating activities increased $1.1 billion, or 69%, primarily due to the following:

•
$800 million reduction in net non-cash income and expenses included in net income primarily due to changes in Depreciation and amortization, Gains on disposal of spectrum licenses and Deferred income tax expense (benefit); and

•	$406 million increase in net income; partially offset by

•
$63 million decrease in net cash outflows from changes in working capital primarily due to changes in Equipment installment plan receivables, including inflows from the EIP sale arrangement funding increase, Inventories, Accounts payable and accrued liabilities and Other current and long-term liabilities.

Investing Activities

Cash used in investing activities increased $1.5 billion, or 37%, primarily due to the following:

•	$3.0 billion in sales of short-term investments; partially offset by

•	$2.8 billion for the purchase of spectrum licenses and other intangible assets, including $2.2 billion made to a third party in connection with a potential asset purchase; partially offset by

•	$2.7 billion for the purchase of property and equipment primarily related to the build out of our LTE network.

Financing Activities

Cash provided by financing activities increased $984 million primarily due to net proceeds of $997 million from the issuance of long-term debt, offset by repayments of short-term debt for purchases of inventory, property and equipment, net and repayments of capital lease obligations.

Cash and Cash Equivalents

As of June 30, 2016, our cash and cash equivalents were $5.5 billion.

Debt

As of June 30, 2016, our total debt was $27.4 billion, excluding our tower obligations, of which $27.2 billion was classified as long-term debt. Significant debt-related activity during 2016 included:

•
In March 2016, T-Mobile USA, Inc. (“T-Mobile USA”), a subsidiary of T-Mobile US, Inc., and certain of its affiliates, as guarantors, entered into a purchase agreement with Deutsche Telekom AG (“Deutsche Telekom”), our majority stockholder, under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom $2.0 billion of 5.300% Senior Notes due 2021 (the “5.300% Senior Notes”) for an aggregate purchase price of $2.0 billion. If T-Mobile USA does not elect to issue the 5.300% Senior Notes on or prior to November 30, 2016, the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction.

•	In April 2016, T-Mobile USA issued $1.0 billion of public 6.000% Senior Notes due 2024.

•
In April 2016, T-Mobile USA entered into a purchase agreement with Deutsche Telekom, under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom up to $1.35 billion of 6.000% Senior Notes due 2024 and (iii) entered into another purchase agreement with Deutsche Telekom, under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom up to an additional $650 million of 6.000% Senior Notes due 2024.

•
The purchase price for the 6.000% Senior Notes that may be issued under the $1.35 billion purchase agreement will be approximately 103.316% of the outstanding principal balance of the notes issued. If T-Mobile USA does not elect to issue the 6.000% Senior Notes under the $1.35 billion purchase agreement on or prior to November 5, 2016 or elects to issue less than $1.35 billion of 6.000% Senior Notes, any unused portion of the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction.

•
In April 2016, T-Mobile USA entered into another purchase agreement with Deutsche Telekom, in which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom up to an additional $650 million of 6.000% Senior Notes due 2024.  The purchase price for the 6.000% Senior Notes that may be issued under the $650 million purchase agreement will be approximately 104.047% of the outstanding principal balance of the notes issued. If T-Mobile USA does not elect to issue the 6.000% Senior Notes under the $650 million purchase agreement on or prior to November 5, 2016 or elects to issue less than $650 million Senior Notes, any unused portion of the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction.

•
We have entered into uncommitted capital lease facilities with certain partners, which provide us with the ability to enter into capital leases for network equipment and services. As of June 30, 2016, we have committed to $762 million of capital leases under these capital lease facilities, of which $295 million was executed during the six months ended June 30, 2016. We expect to enter into an additional $505 million in capital lease commitments during 2016.

•	As of June 30, 2016, there was no outstanding balance on our unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings.

See Note 2 – Significant Transactions of the Notes to the Condensed Consolidated Financial Statements for additional details.

We could seek additional sources of liquidity, including through the issuance of additional long-term debt in 2016, to continue to opportunistically acquire spectrum licenses in private party transactions and future FCC spectrum license auctions, including the broadcast incentive auction in 2016, or for the refinancing of existing long-term debt on an opportunistic basis. Excluding any additional liquidity needed to acquire spectrum, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity requirements in the next 12 months and intend to use our principal sources of funding for general corporate purposes, including capital investments other than spectrum licenses, and enhancing our financial flexibility.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of June 30, 2016.

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

Contractual Obligations

The following table summarizes our contractual obligations and borrowings as of June 30, 2016 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$20	$3,040	$7,790	$15,340	$26,190
Interest on long-term debt	1,682	3,363	2,829	2,410	10,284
Capital lease obligations, including interest	279	474	218	239	1,210
Tower obligations (2)	180	360	362	1,227	2,129
Operating leases	2,449	4,360	3,555	5,508	15,872
Purchase obligations (3)	4,577	1,785	1,333	1,119	8,814
Network decommissioning (4)	115	195	99	64	473
Total contractual obligations	$9,302	$13,577	$16,186	$25,907	$64,972

(1)
Represents principal amounts of long-term debt to affiliates and third parties at maturity, excluding unamortized premium from purchase price allocation fair value adjustment, capital lease obligations and vendor financing arrangements.

(2)	Future minimum payments, including principal and interest payments and imputed lease rental income, related to the tower obligations.

(3)
T-Mobile calculated the minimum obligation for certain agreements to purchase goods or services based on termination fees that can be paid to exit the contract. Termination penalties are included in the above table as payments due in less than one year, as this is the earliest T-Mobile could exit these contracts. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of June 30, 2016 under normal business purposes.

(4)	Represents future undiscounted cash flows related to decommissioned MetroPCS CDMA network and certain other redundant cell sites as of June 30, 2016.

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

Spectrum License Agreement

In May 2016, we entered into an agreement with a third party for the purchase of certain spectrum licenses covering approximately 11 million people for approximately $420 million. The transaction is expected to close in the fourth quarter of 2016, subject to regulatory approval and other customary closing conditions.

Off-Balance Sheet Arrangements

In 2015, we entered into an arrangement, as amended, to sell certain EIP accounts receivable on a revolving basis through November 2017 as an additional source of liquidity. In June 2016, the arrangement was amended to increase the maximum funding commitment to $1.3 billion with a scheduled expiration date in November 2017. In 2014, we entered into an arrangement, as amended, to sell certain service accounts receivable on a revolving basis through March 2017 as an additional source of liquidity. As of June 30, 2016, T-Mobile derecognized net receivables of $2.4 billion upon sale through these arrangements.  See Note 3 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

Related-Party Transactions

In March 2016, T-Mobile USA entered into a purchase agreement with Deutsche Telekom under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom $2.0 billion of 5.300% Senior Notes due 2021 for an aggregate purchase price of $2.0 billion.

In April 2016, T-Mobile USA entered into a purchase agreement with Deutsche Telekom under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom up to $1.35 billion of 6.000% Senior Notes due 2024. The purchase price for the 6.000% Senior Notes that may be issued under the $1.35 billion purchase agreement will be approximately 103.316% of the outstanding principal balance of the notes issued.

In April 2016, T-Mobile USA entered into a purchase agreement with Deutsche Telekom under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom up to $650 million of 6.000% Senior Notes due 2024. The purchase price for the 6.000% Senior Notes that may be issued under the $650 million purchase agreement will be approximately 104.047% of the outstanding principal balance of the notes issued.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended June 30, 2016 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

Deutsche Telekom, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended June 30, 2016, gross revenues of all Deutsche Telekom affiliates generated by roaming and interconnection traffic with Iran were less than $1.0 million and estimated net profits were less than $1.0 million.

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended June 30, 2016 were less than $0.1 million. We understand that Deutsche Telekom intends to continue these activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Twenty-First Supplemental Indenture, dated as of April 1, 2016, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Note due 2024.	8-K	4/1/2016	4.1
10.1	Purchase Agreement, dated as of April 25, 2016, among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	4/26/2016	1.1
10.2	Purchase Agreement, dated as of April 29, 2016, among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	4/29/2016	1.1
10.3	Amended and Restated Receivables Sale Agreement, dated as of June 6, 2016, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	8-K	6/8/2016	10.1
10.4	Amended and Restated Receivables Purchase and Administration Agreement, dated as of June 6, 2016, among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto from time to time.	8-K	6/8/2016	10.2
10.5
First Amended and Restated Master Receivables Purchase Agreement, dated as of June 6, 2016, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, the Bank of Tokyo-Mitsubishi UFJ, Ltd., Düsseldorf Branch, as bank collections agent, T-Mobile PCS Holdings LLC, as servicer, and T- Mobile US, Inc., as performance guarantor.
X
10.6*	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015 and June 16, 2016).				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

July 27, 2016	/s/ J. Braxton Carter
J. Braxton Carter Executive Vice President and Chief Financial Officer (Principal Financial Officer)