Form 10-Q
period 2016-09-30
T-Mobile US, Inc.
filed 2016-10-24
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Non-accelerated filer     ☐ (Do not check if a smaller reporting company) Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 20, 2016
Common Stock, $0.00001 par value per share	824,015,429

T-Mobile US, Inc.
Form 10-Q
For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
T-Mobile US, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share amounts)	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$5,352	$4,582
Short-term investments	—	2,998
Accounts receivable, net of allowances of $111 and $116	1,885	1,788
Equipment installment plan receivables, net	1,669	2,378
Accounts receivable from affiliates	46	36
Inventories	1,039	1,295
Asset purchase deposit	2,203	—
Other current assets	1,336	1,813
Total current assets	13,530	14,890
Property and equipment, net	20,574	20,000
Goodwill	1,683	1,683
Spectrum licenses	26,590	23,955
Other intangible assets, net	431	594
Equipment installment plan receivables due after one year, net	839	847
Other assets	625	444
Total assets	$64,272	$62,413
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$6,146	$8,084
Payables to affiliates	313	135
Short-term debt	325	182
Deferred revenue	980	717
Other current liabilities	355	410
Total current liabilities	8,119	9,528
Long-term debt	21,825	20,461
Long-term debt to affiliates	5,600	5,600
Tower obligations	2,629	2,658
Deferred tax liabilities	4,648	4,061
Deferred rent expense	2,591	2,481
Other long-term liabilities	1,007	1,067
Total long-term liabilities	38,300	36,328
Commitments and contingencies (Note 7)
Stockholders' equity
5.50% Mandatory Convertible Preferred Stock Series A, par value $0.00001 per share, 100,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding; $1,000 and $1,000 aggregate liquidation value	—	—
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 825,422,350 and 819,773,724 shares issued, 824,010,863 and 818,391,219 shares outstanding	—	—
Additional paid-in capital	38,853	38,666
Treasury stock, at cost, 1,411,487 and 1,382,505 shares issued	(1)	—
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(21,000)	(22,108)
Total stockholders' equity	17,853	16,557
Total liabilities and stockholders' equity	$64,272	$62,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2016	2015	2016	2015
Revenues
Branded postpaid revenues	$4,647	$4,197	$13,458	$12,046
Branded prepaid revenues	2,182	1,894	6,326	5,597
Wholesale revenues	238	170	645	492
Roaming and other service revenues	66	41	170	130
Total service revenues	7,133	6,302	20,599	18,265
Equipment revenues	1,948	1,416	5,987	5,182
Other revenues	165	131	481	359
Total revenues	9,246	7,849	27,067	23,806
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,436	1,378	4,286	4,170
Cost of equipment sales	2,539	1,985	7,532	7,325
Selling, general and administrative	2,898	2,624	8,419	7,434
Depreciation and amortization	1,568	1,157	4,695	3,319
Cost of MetroPCS business combination	15	193	110	355
Gains on disposal of spectrum licenses	(199)	(1)	(835)	(24)
Total operating expenses	8,257	7,336	24,207	22,579
Operating income	989	513	2,860	1,227
Other income (expense)
Interest expense	(376)	(262)	(1,083)	(780)
Interest expense to affiliates	(76)	(121)	(248)	(277)
Interest income	62	109	198	335
Other expense, net	(1)	(1)	(6)	(8)
Total other expense, net	(391)	(275)	(1,139)	(730)
Income before income taxes	598	238	1,721	497
Income tax expense	(232)	(100)	(651)	(61)
Net income	366	138	1,070	436
Dividends on preferred stock	(13)	(13)	(41)	(41)
Net income attributable to common stockholders	$353	$125	$1,029	$395

Net income	$366	$138	$1,070	$436
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities, net of tax effect of $1, $(1), $1 and $(2)	2	(2)	2	(2)
Other comprehensive income (loss)	2	(2)	2	(2)
Total comprehensive income	$368	$136	$1,072	$434
Earnings per share
Basic	$0.43	$0.15	$1.25	$0.49
Diluted	$0.42	$0.15	$1.24	$0.48
Weighted average shares outstanding
Basic	822,998,697	815,069,272	821,626,675	811,783,620
Diluted	832,257,819	822,017,220	831,241,027	820,514,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Operating activities
Net income	$366	$138	$1,070	$436
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,568	1,157	4,695	3,319
Stock-based compensation expense	59	42	171	153
Deferred income tax expense	219	134	623	82
Bad debt expense	118	172	358	384
Losses from sales of receivables	59	26	157	139
Deferred rent expense	32	43	97	131
Gains on disposal of spectrum licenses	(199)	(1)	(835)	(24)
Changes in operating assets and liabilities
Accounts receivable	(155)	(48)	(462)	(156)
Equipment installment plan receivables	104	229	556	(350)
Inventories	301	(915)	(497)	(973)
Deferred purchase price from sales of receivables	(16)	(34)	(199)	(46)
Other current and long-term assets	(98)	(184)	31	(58)
Accounts payable and accrued liabilities	(731)	582	(1,568)	36
Other current and long-term liabilities	112	92	326	2
Other, net	1	98	10	106
Net cash provided by operating activities	1,740	1,531	4,533	3,181
Investing activities
Purchases of property and equipment	(1,159)	(1,120)	(3,843)	(3,293)
Purchases of spectrum licenses and other intangible assets, including deposits	(705)	(94)	(3,544)	(1,938)
Sales of short-term investments	—	—	2,998	—
Other, net	5	5	3	(7)
Net cash used in investing activities	(1,859)	(1,209)	(4,386)	(5,238)
Financing activities
Proceeds from issuance of long-term debt	—	—	997	—
Repayments of capital lease obligations	(54)	(13)	(133)	(24)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	(315)	(150)	(563)
Repayments of long-term debt	(5)	—	(15)	—
Tax withholdings on share-based awards	(3)	(2)	(52)	(100)
Dividends on preferred stock	(13)	(13)	(41)	(41)
Other, net	8	12	17	103
Net cash provided by (used in) financing activities	(67)	(331)	623	(625)
Change in cash and cash equivalents	(186)	(9)	770	(2,682)
Cash and cash equivalents
Beginning of period	5,538	2,642	4,582	5,315
End of period	$5,352	$2,633	$5,352	$2,633
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized	$478	$348	$1,292	$969
Income tax payments	4	8	23	41
Changes in accounts payable for purchases of property and equipment	(79)	267	(307)	94
Leased devices transferred from inventory to property and equipment	234	854	1,175	854
Returned leased devices transferred from property and equipment to inventory	(186)	(32)	(422)	(32)
Issuance of short-term debt for financing of property and equipment	—	—	150	500
Assets acquired under capital lease obligations	384	119	679	309
The accompanying notes are an integral part of these condensed consolidated financial statements.

T-Mobile US, Inc.
Index for Notes to the Condensed Consolidated Financial Statements

T-Mobile US, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements of T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”) include all adjustments of a normal recurring nature necessary for the fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Certain prior period amounts relating to the adoption of Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” have been reclassified to conform to the current presentation. See “Accounting Pronouncements Adopted During the Current Year” below.

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

In June 2016, we introduced #GetThanked, which offers eligible customers the following free promotional items as part of their T-Mobile service:

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

•
Weekly surprise items - Each Tuesday, eligible customers who download the T-Mobile Tuesday app are informed about and can redeem products and services offered by participating business partners. The associated cost is included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income; and

•
In-flight Wi-Fi - A full hour of in-flight Wi-Fi free to eligible customers on their smartphone on all Gogo-equipped domestic flights. The associated cost, which is paid by T-Mobile, is included in Cost of services in our Condensed Consolidated Statements of Comprehensive Income.

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

•
Condensed Consolidated Statements of Comprehensive Income - On a prospective basis, all excess tax benefits and deficiencies related to share-based payments will be recognized through Income tax expense. Prior period amounts were not adjusted; and

•
Condensed Consolidated Statements of Cash Flows - On a prospective basis, as permitted, excess tax benefits related to share-based payments will be presented as operating activities. Prior period amounts were not adjusted.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and has since modified the standard with ASU 2015-14, “Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. We plan to adopt the standard when it becomes effective beginning January 1, 2018; however, early adoption with the original effective date for periods beginning January 1, 2017 is permitted.  Under ASU 2014-09, two adoption methods are allowed.  Under one method, a company may apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions.  Under the other method, a company may apply the rules to all contracts existing as of January 1, 2018 (provided early adoption is not elected), recognizing an adjustment to retained earnings for the cumulative effect of the change and providing additional disclosures comparing results to previous rules.  We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements and believe the standard will result in the implementation of new revenue accounting systems, processes and internal controls over revenue recognition.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard requires all lessees to report a right-of-use asset and a lease liability for most leases. The income statement recognition is similar to existing lease accounting and is based on lease classification.  The standard requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the “bright line” classification tests.  For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard will become effective for us beginning January 1, 2019 and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the standard and the timing of adoption but expect that it will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The standard will become effective for us beginning January 1, 2020 and will require a cumulative-effect adjustment to Accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). Early adoption is permitted for us as of January 1, 2019. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization, which would impact the presentation of the deferred purchase price from sales of receivables.  The standard is intended to reduce current diversity in practice.  The standard will become effective for us beginning January 1, 2018 and will require a retrospective approach.  Early adoption is permitted, including adoption in an interim period.  We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.

Note 2 – Significant Transactions

Spectrum License Transactions

The following table summarizes our spectrum license activity:

(in millions)	Spectrum Licenses
Balance at December 31, 2015	$23,955
Spectrum license acquisitions	2,914
Spectrum licenses transferred to held for sale	(323)
Costs to clear spectrum	44
Balance at September 30, 2016	$26,590

We had the following spectrum license transactions during the nine months ended September 30, 2016:

•
We closed on the agreement with AT&T Inc. for the acquisition and exchange of certain spectrum licenses.  Upon closing of the transaction during the first quarter of 2016, we recorded the spectrum licenses received at their estimated fair value of approximately $1.2 billion and recognized a gain of $636 million included in Gains on disposal of spectrum licenses in our Condensed Consolidated Statements of Comprehensive Income.

•
We closed on agreements with multiple third parties for the purchase and exchange of certain spectrum licenses for $1.3 billion in cash.  Upon closing of the transactions during the nine months ended September 30, 2016, we recorded spectrum licenses received at their estimated fair values totaling approximately $1.7 billion and recognized gains of $199 million included in Gains on disposal of spectrum licenses in our Condensed Consolidated Statements of Comprehensive Income.

•
We entered into an agreement with a third party for the exchange of certain spectrum licenses, which is expected to close in the first quarter of 2017. Our spectrum licenses to be transferred as part of the exchange transaction were reclassified as assets held for sale and were included in Other current assets in our Condensed Consolidated Balance Sheets at their carrying value of $86 million as of September 30, 2016.

•
We entered into an agreement with a third party for the purchase of certain spectrum licenses covering approximately 11 million people for approximately $420 million. The transaction is expected to close in the fourth quarter of 2016, subject to regulatory approval and other customary closing conditions.

Debt

In March 2016, T-Mobile USA, Inc. (“T-Mobile USA”), a subsidiary of T-Mobile US, Inc., and certain of its affiliates, as guarantors, entered into a purchase agreement with Deutsche Telekom AG (“Deutsche Telekom”), our majority stockholder, under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom $2.0 billion of 5.300% Senior Notes due 2021 (the “5.300% Senior Notes”) for an aggregate purchase price of $2.0 billion. If T-Mobile USA does not elect to issue the 5.300% Senior Notes on or prior to November 30, 2016, the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. As of September 30, 2016, if the commitment under this purchase agreement was terminated, the reimbursement amount due to Deutsche Telekom would not be significant.

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

The purchase price for the 6.000% Senior Notes that may be issued under the $1.35 billion purchase agreement will be approximately 103.316% of the outstanding principal balance of the notes issued. If T-Mobile USA does not elect to issue the 6.000% Senior Notes under the $1.35 billion purchase agreement on or prior to November 5, 2016 or elects to issue less than $1.35 billion of 6.000% Senior Notes, any unused portion of the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. As of September 30, 2016, if the commitment under this purchase agreement was terminated, the reimbursement amount due to Deutsche Telekom would not be significant.

The purchase price for the 6.000% Senior Notes that may be issued under the $650 million purchase agreement will be approximately 104.047% of the outstanding principal balance of the notes issued. If T-Mobile USA does not elect to issue the 6.000% Senior Notes under the $650 million purchase agreement on or prior to November 5, 2016 or elects to issue less than $650 million of 6.000% Senior Notes, any unused portion of the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. As of September 30, 2016, if the commitment under this purchase agreement was terminated, the reimbursement amount due to Deutsche Telekom would not be significant.

In addition to the new debt issued, and purchase commitments with Deutsche Telekom, the supplemental indentures governing the Senior Reset Notes to affiliates provided for the adjustment of the interest rates on such Notes at various reset dates to rates determined in accordance with the applicable supplemental indenture.  In April 2016, the interest rate on the $600 million of Senior Reset Notes to affiliates due 2023 was adjusted from 5.950% to 9.332%.

Other

In June 2016, a refundable deposit of $2.2 billion was made to a third party in connection with a potential asset purchase. The deposit is included in Asset purchase deposit in our Condensed Consolidated Balance Sheets.

During the quarter ended and subsequent to September 30, 2016, a handset Original Equipment Manufacturer (“OEM”) announced recalls on certain of its smartphone devices. As a result, we recorded no revenue associated with the device sales to customers and impaired the devices to their net realizable value. The OEM has agreed to reimburse T-Mobile, as such, we have recorded an amount due from the OEM as an offset to the loss recorded in Cost of equipment sales in our Condensed Consolidated Statements of Comprehensive Income and a reduction to Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets.

Note 3 – Sales of Certain Receivables

We have entered into transactions to sell certain service and Equipment Installment Plan (“EIP”) accounts receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our financial statements, are described below.

Sales of Service Receivables

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivables on a revolving basis with a current maximum funding commitment of $750 million and scheduled expiration date in March 2017 (the “service receivable sale arrangement”). The service receivable sale arrangement provided funding of $750 million as of September 30, 2016 and December 31, 2015. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

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

The following table summarizes the carrying amounts and classification of assets (primarily the deferred purchase price) and liabilities included in our Condensed Consolidated Balance Sheets that relate to our variable interest in Service VIE:

(in millions)	September 30, 2016	December 31, 2015
Other current assets	$167	$206
Other current liabilities	57	73

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivables on a revolving basis with a maximum funding commitment of $800 million (the “EIP sale arrangement”). In June 2016, the EIP sale arrangement was amended to increase the maximum funding commitment to $1.3 billion with a scheduled expiration date in November 2017. As of September 30, 2016 and December 31, 2015, the EIP sale arrangement provided funding of $1.2 billion and $800 million, respectively. Sales of EIP receivables occur daily and are settled on a monthly basis. The receivables consist of customer EIP balances, which require monthly customer payments for up to 24 months.

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

The following table summarizes the carrying amounts and classification of assets (primarily the deferred purchase price) and liabilities included in our Condensed Consolidated Balance Sheets that relate to our EIP BRE:

(in millions)	September 30, 2016	December 31, 2015
Other current assets	$350	$164
Other assets	73	44
Accounts payable and accrued liabilities	—	14
Other long-term liabilities	5	3

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

The proceeds are net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivables. We recognize the collection of the deferred purchase price in Net cash provided by operating activities as it is dependent on collection of the customer receivables and is not subject to significant interest rate risk. The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of September 30, 2016 and December 31, 2015, our deferred purchase price related to the sales of service receivables and EIP receivables was $588 million and $389 million, respectively.

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables in our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2016	December 31, 2015
Derecognized net service receivables and EIP receivables	$2,379	$1,850
Other current assets	517	370
of which, deferred purchase price	515	345
Other long-term assets	73	44
of which, deferred purchase price	73	44
Accounts payable and accrued liabilities	—	14
Other current liabilities	57	73
Other long-term liabilities	5	3
Net cash proceeds since inception	1,863	1,494
Of which:
Net cash proceeds during the year-to-date period	369	884
Net cash proceeds funded by reinvested collections	1,494	610

We recognized losses from sales of receivables of $59 million and $26 million for the three months ended September 30, 2016 and 2015, respectively, and $157 million and $139 million for the nine months ended September 30, 2016 and 2015, respectively. These losses from sales of receivables were recognized in Selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income. Losses from sales of receivables include adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price.

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

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.1 billion as of September 30, 2016. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery.  As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of our expected loss.

Note 4 – Equipment Installment Plan Receivables

We offer certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an EIP.

The following table summarizes the EIP receivables:

(in millions)	September 30, 2016	December 31, 2015
EIP receivables, gross	$2,795	$3,558
Unamortized imputed discount	(154)	(185)
EIP receivables, net of unamortized imputed discount	2,641	3,373
Allowance for credit losses	(133)	(148)
EIP receivables, net	$2,508	$3,225

Classified on the balance sheet as:
Equipment installment plan receivables, net	$1,669	$2,378
Equipment installment plan receivables due after one year, net	839	847
EIP receivables, net	$2,508	$3,225

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

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	September 30, 2016			December 31, 2015
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$1,084	$1,501	$2,585	$1,593	$1,698	$3,291
Billed – Current	54	80	134	77	91	168
Billed – Past Due	26	50	76	37	62	99
EIP receivables, gross	$1,164	$1,631	$2,795	$1,707	$1,851	$3,558

The increase in subprime EIP receivables as a percentage of total EIP receivables is primarily due to the EIP sale arrangement funding increase during the nine months ended September 30, 2016.

Activity for the nine months ended September 30, 2016 and 2015 in the unamortized imputed discount and allowance for credit losses balances for the EIP receivables was as follows:

(in millions)	September 30, 2016	September 30, 2015
Imputed discount and allowance for credit losses, beginning of period	$333	$448
Bad debt expense	185	269
Write-offs, net of recoveries	(201)	(248)
Change in imputed discount on short-term and long-term EIP receivables	103	(47)
Impacts from sales of EIP receivables	(133)	—
Imputed discount and allowance for credit losses, end of period	$287	$422

The EIP receivables had weighted average effective imputed interest rates of 9.2% and 8.8% as of September 30, 2016 and December 31, 2015, respectively.

Note 5 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying amounts and fair values of our short-term investments and long-term debt included in our Condensed Consolidated Balance Sheets were as follows:

	September 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Short-term investments	$—	$—	$2,998	$2,998
Liabilities:
Senior Notes to third parties	$18,600	$19,805	$17,600	$18,098
Senior Reset Notes to affiliates	5,600	5,930	5,600	6,072
Senior Secured Term Loans	1,985	2,014	2,000	1,990

Short-term Investments

The fair value of our short-term investments as of December 31, 2015, which consisted of U.S. Treasury securities, was determined based on quoted market prices in active markets, and therefore was classified as Level 1 in the fair value hierarchy. We did not have any short-term investments as of September 30, 2016.

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

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Secured Term Loans and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of September 30, 2016 and December 31, 2015. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. There were no significant changes in fair value for the three and nine months ended September 30, 2016. See Note 3 – Sales of Certain Receivables for further information.

Guarantee Liabilities

We offer a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device.  For customers who enroll in the device trade-in program, we defer the portion of equipment revenues which represents the estimated fair value of the specified-price trade-in right guarantee incorporating the expected probability and timing of the handset upgrade and the estimated fair value of the used handset which is returned.  Accordingly, our guarantee liabilities were classified as Level 3 in the fair value hierarchy. When customers upgrade their device, the difference between the trade-in credit to the customer and the fair value of the returned device is recorded against the guarantee liabilities.  Guarantee liabilities were $140 million and $163 million as of September 30, 2016 and December 31, 2015, respectively, and are included in Other current liabilities in our Condensed Consolidated Balance Sheets.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $2.0 billion as of September 30, 2016. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Note 6 – Earnings Per Share

Basic earnings per share amounts are computed by dividing net income, after the deduction of preferred stock dividends declared by the weighted average number of common shares outstanding. Diluted earnings per share amounts assume the issuance of common stock for potentially dilutive share equivalents outstanding.

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2016	2015	2016	2015
Net income	$366	$138	$1,070	$436
Less: Dividends on mandatory convertible preferred stock	(13)	(13)	(41)	(41)
Net income attributable to common stockholders - basic and diluted	$353	$125	$1,029	$395

Weighted average shares outstanding - basic	822,998,697	815,069,272	821,626,675	811,783,620
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	9,259,122	6,947,948	9,614,352	8,731,128
Weighted average shares outstanding - diluted	832,257,819	822,017,220	831,241,027	820,514,748

Earnings per share - basic	$0.43	$0.15	$1.25	$0.49
Earnings per share - diluted	$0.42	$0.15	$1.24	$0.48

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	278,675	576,408	287,375	1,289,514
Mandatory convertible preferred stock	32,237,266	32,237,266	32,237,266	32,237,266

Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

Note 7 – Commitments and Contingencies

Commitments

Operating Leases and Purchase Commitments

Future minimum payments for non-cancelable operating leases and purchase commitments are summarized below:

(in millions)	Operating Leases	Purchase Commitments
Year Ending September 30,
2017	$2,429	$3,360
2018	2,246	957
2019	2,064	857
2020	1,898	719
2021	1,579	627
Thereafter	5,345	1,116
Total	$15,561	$7,636

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

See Note 2 – Significant Transactions - Debt for further information.

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

Note 8 – Income Taxes

Income tax expense was $232 million and $100 million for the three months ended September 30, 2016 and 2015, respectively, and $651 million and $61 million for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate was 38.8% and 42.0% for the three months ended September 30, 2016 and 2015, respectively, and 37.8% and 12.3% for the nine months ended September 30, 2016 and 2015, respectively. The lower effective income tax rate for the three months ended September 30, 2016 compared to the same period in 2015 resulted primarily from the increase in income before income taxes and the resulting decrease in the impact of unfavorable tax items. The higher effective income tax rate for the nine months ended September 30, 2016 compared to the same period in 2015 resulted from income tax benefits for discrete income tax items recognized in 2015 that did not impact 2016, including certain changes in state and local income tax laws and the recognition of certain federal tax credits. The increase in the effective income tax rate for the nine months ended September 30, 2016 was partially offset by the recognition of $24 million of excess tax benefits related to share-based payments in Income tax expense resulting from the adoption of ASU 2016-09 as of January 1, 2016. See Note 1 – Basis of Presentation for further information.

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

Presented below is the condensed consolidating financial information as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015.

Condensed Consolidating Balance Sheet Information
September 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$366	$2,599	$2,365	$22	$—	$5,352
Accounts receivable, net	—	—	1,653	232	—	1,885
Equipment installment plan receivables, net	—	—	1,669	—	—	1,669
Accounts receivable from affiliates	—	6	40	—	—	46
Inventories	—	—	1,039	—	—	1,039
Asset purchase deposit	—	—	2,203	—	—	2,203
Other current assets	—	—	839	497	—	1,336
Total current assets	366	2,605	9,808	751	—	13,530
Property and equipment, net (1)	—	—	20,179	395	—	20,574
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	26,590	—	—	26,590
Other intangible assets, net	—	—	431	—	—	431
Investments in subsidiaries, net	17,293	34,387	—	—	(51,680)	—
Intercompany receivables	194	7,282	—	—	(7,476)	—
Equipment installment plan receivables due after one year, net	—	—	839	—	—	839
Other assets	—	6	562	246	(189)	625
Total assets	$17,853	$44,280	$60,092	$1,392	$(59,345)	$64,272
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$303	$5,588	$255	$—	$6,146
Payables to affiliates	—	178	135	—	—	313
Short-term debt	—	20	305	—	—	325
Deferred revenue	—	—	980	—	—	980
Other current liabilities	—	—	280	75	—	355
Total current liabilities	—	501	7,288	330	—	8,119
Long-term debt	—	20,755	1,070	—	—	21,825
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Tower obligations (1)	—	—	405	2,224	—	2,629
Deferred tax liabilities	—	—	4,837	—	(189)	4,648
Deferred rent expense	—	—	2,591	—	—	2,591
Negative carrying value of subsidiaries, net	—	—	537	—	(537)	—
Intercompany payables	—	—	7,286	190	(7,476)	—
Other long-term liabilities	—	131	872	4	—	1,007
Total long-term liabilities	—	26,486	17,598	2,418	(8,202)	38,300
Total stockholders' equity	17,853	17,293	35,206	(1,356)	(51,143)	17,853
Total liabilities and stockholders' equity	$17,853	$44,280	$60,092	$1,392	$(59,345)	$64,272

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

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended September 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$6,822	$520	$(209)	$7,133
Equipment revenues	—	—	2,049	—	(101)	1,948
Other revenues	—	—	121	48	(4)	165
Total revenues	—	—	8,992	568	(314)	9,246
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,430	6	—	1,436
Cost of equipment sales	—	—	2,340	300	(101)	2,539
Selling, general and administrative	—	—	2,884	227	(213)	2,898
Depreciation and amortization	—	—	1,549	19	—	1,568
Cost of MetroPCS business combination	—	—	15	—	—	15
Gains on disposal of spectrum licenses	—	—	(199)	—	—	(199)
Total operating expenses	—	—	8,019	552	(314)	8,257
Operating income	—	—	973	16	—	989
Other income (expense)
Interest expense	—	(303)	(26)	(47)	—	(376)
Interest expense to affiliates	—	(76)	—	—	—	(76)
Interest income	—	7	55	—	—	62
Other expense, net	—	—	(1)	—	—	(1)
Total other income (expense), net	—	(372)	28	(47)	—	(391)
Income (loss) before income taxes	—	(372)	1,001	(31)	—	598
Income tax (expense) benefit	—	—	(242)	10	—	(232)
Earnings (loss) of subsidiaries	366	738	(4)	—	(1,100)	—
Net income (loss)	366	366	755	(21)	(1,100)	366
Dividends on preferred stock	(13)	—	—	—	—	(13)
Net income (loss) attributable to common stockholders	$353	$366	$755	$(21)	$(1,100)	$353

Net Income (loss)	$366	$366	$755	$(21)	$(1,100)	$366
Other comprehensive income, net of tax
Other comprehensive income, net of tax	2	2	2	2	(6)	2
Total comprehensive income (loss)	$368	$368	$757	$(19)	$(1,106)	$368

Condensed Consolidating Statement of Comprehensive Income Information
Three Months Ended September 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$6,029	$428	$(155)	$6,302
Equipment revenues	—	—	1,546	—	(130)	1,416
Other revenues	—	—	92	42	(3)	131
Total revenues	—	—	7,667	470	(288)	7,849
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	1,372	6	—	1,378
Cost of equipment sales	—	—	1,928	188	(131)	1,985
Selling, general and administrative	—	—	2,601	180	(157)	2,624
Depreciation and amortization	—	—	1,137	20	—	1,157
Cost of MetroPCS business combination	—	—	193	—	—	193
Gains on disposal of spectrum licenses	—	—	(1)	—	—	(1)
Total operating expenses	—	—	7,230	394	(288)	7,336
Operating income	—	—	437	76	—	513
Other income (expense)
Interest expense	—	(205)	(10)	(47)	—	(262)
Interest expense to affiliates	—	(121)	—	—	—	(121)
Interest income	—	—	109	—	—	109
Other expense, net	—	(1)	—	—	—	(1)
Total other income (expense), net	—	(327)	99	(47)	—	(275)
Income (loss) before income taxes	—	(327)	536	29	—	238
Income tax expense	—	—	(82)	(18)	—	(100)
Earnings (loss) of subsidiaries	138	465	(10)	—	(593)	—
Net income	138	138	444	11	(593)	138
Dividends on preferred stock	(13)	—	—	—	—	(13)
Net income attributable to common stockholders	$125	$138	$444	$11	$(593)	$125

Net income	$138	$138	$444	$11	$(593)	$138
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(2)	(2)	(2)	—	4	(2)
Total comprehensive income	$136	$136	$442	$11	$(589)	$136

Condensed Consolidating Statement of Comprehensive Income Information
Nine Months Ended September 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$19,683	$1,500	$(584)	$20,599
Equipment revenues	—	—	6,328	—	(341)	5,987
Other revenues	—	—	349	145	(13)	481
Total revenues	—	—	26,360	1,645	(938)	27,067
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	4,268	18	—	4,286
Cost of equipment sales	—	—	7,104	768	(340)	7,532
Selling, general and administrative	—	—	8,372	645	(598)	8,419
Depreciation and amortization	—	—	4,636	59	—	4,695
Cost of MetroPCS business combination	—	—	110	—	—	110
Gains on disposal of spectrum licenses	—	—	(835)	—	—	(835)
Total operating expenses	—	—	23,655	1,490	(938)	24,207
Operating income	—	—	2,705	155	—	2,860
Other income (expense)
Interest expense	—	(881)	(61)	(141)	—	(1,083)
Interest expense to affiliates	—	(248)	—	—	—	(248)
Interest income	—	23	175	—	—	198
Other expense, net	—	—	(6)	—	—	(6)
Total other income (expense), net	—	(1,106)	108	(141)	—	(1,139)
Income (loss) before income taxes	—	(1,106)	2,813	14	—	1,721
Income tax expense	—	—	(643)	(8)	—	(651)
Earnings (loss) of subsidiaries	1,070	2,176	(15)	—	(3,231)	—
Net income	1,070	1,070	2,155	6	(3,231)	1,070
Dividends on preferred stock	(41)	—	—	—	—	(41)
Net income attributable to common stockholders	$1,029	$1,070	$2,155	$6	$(3,231)	$1,029

Net Income	$1,070	$1,070	$2,155	$6	$(3,231)	$1,070
Other comprehensive income, net of tax
Other comprehensive income, net of tax	2	2	2	2	(6)	2
Total comprehensive income	$1,072	$1,072	$2,157	$8	$(3,237)	$1,072

Condensed Consolidating Statement of Comprehensive Income Information
Nine Months Ended September 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$17,470	$1,227	$(432)	$18,265
Equipment revenues	—	—	5,507	—	(325)	5,182
Other revenues	—	—	243	126	(10)	359
Total revenues	—	—	23,220	1,353	(767)	23,806
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	4,152	18	—	4,170
Cost of equipment sales	—	—	7,120	531	(326)	7,325
Selling, general and administrative	—	—	7,347	528	(441)	7,434
Depreciation and amortization	—	—	3,256	63	—	3,319
Cost of MetroPCS business combination	—	—	355	—	—	355
Gains on disposal of spectrum licenses	—	—	(24)	—	—	(24)
Total operating expenses	—	—	22,206	1,140	(767)	22,579
Operating income	—	—	1,014	213	—	1,227
Other income (expense)
Interest expense	—	(606)	(33)	(141)	—	(780)
Interest expense to affiliates	—	(277)	—	—	—	(277)
Interest income	—	—	335	—	—	335
Other income (expense), net	—	(9)	1	—	—	(8)
Total other income (expense), net	—	(892)	303	(141)	—	(730)
Income (loss) before income taxes	—	(892)	1,317	72	—	497
Income tax expense	—	—	(33)	(28)	—	(61)
Earnings (loss) of subsidiaries	436	1,328	(35)	—	(1,729)	—
Net income	436	436	1,249	44	(1,729)	436
Dividends on preferred stock	(41)	—	—	—	—	(41)
Net income attributable to common stockholders	$395	$436	$1,249	$44	$(1,729)	$395

Net income	$436	$436	$1,249	$44	$(1,729)	$436
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(2)	(2)	(2)	—	4	(2)
Total comprehensive income	$434	$434	$1,247	$44	$(1,725)	$434

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended September 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$1	$(84)	$1,850	$8	$(35)	$1,740

Investing activities
Purchases of property and equipment	—	—	(1,159)	—	—	(1,159)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(705)	—	—	(705)
Other, net	—	—	5	—	—	5
Net cash used in investing activities	—	—	(1,859)	—	—	(1,859)

Financing activities
Repayments of capital lease obligations	—	—	(54)	—	—	(54)
Repayments of long-term debt	—	—	(5)	—	—	(5)
Tax withholdings on share-based awards	—	—	(3)	—	—	(3)
Intercompany dividend paid	—	—	—	(35)	35	—
Dividends on preferred stock	(13)	—	—	—	—	(13)
Other, net	11	—	(3)	—	—	8
Net cash used in financing activities	(2)	—	(65)	(35)	35	(67)
Change in cash and cash equivalents	(1)	(84)	(74)	(27)	—	(186)
Cash and cash equivalents
Beginning of period	367	2,683	2,439	49	—	5,538
End of period	$366	$2,599	$2,365	$22	$—	$5,352

Condensed Consolidating Statement of Cash Flows Information
Three Months Ended September 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by operating activities	$2	$18	$1,519	$32	$(40)	$1,531

Investing activities
Purchases of property and equipment	—	—	(1,120)	—	—	(1,120)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(94)	—	—	(94)
Other, net	—	—	5	—	—	5
Net cash used in investing activities	—	—	(1,209)	—	—	(1,209)

Financing activities
Repayments of capital lease obligations	—	—	(13)	—	—	(13)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(315)	—	—	(315)
Tax withholdings on share-based awards	—	—	(2)	—	—	(2)
Intercompany dividend paid	—	—	—	(40)	40	—
Dividends on preferred stock	(13)	—	—	—	—	(13)
Other, net	8	—	4	—	—	12
Net cash used in financing activities	(5)	—	(326)	(40)	40	(331)
Change in cash and cash equivalents	(3)	18	(16)	(8)	—	(9)
Cash and cash equivalents
Beginning of period	393	870	1,316	63	—	2,642
End of period	$390	$888	$1,300	$55	$—	$2,633

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$4	$(2,165)	$6,745	$59	$(110)	$4,533

Investing activities
Purchases of property and equipment	—	—	(3,843)	—	—	(3,843)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(3,544)	—	—	(3,544)
Sales of short-term investments	—	2,000	998	—	—	2,998
Other, net	—	—	3	—	—	3
Net cash provided by (used in) investing activities	—	2,000	(6,386)	—	—	(4,386)

Financing activities
Proceeds from issuance of long-term debt	—	997	—	—	—	997
Repayments of capital lease obligations	—	—	(133)	—	—	(133)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(150)	—	—	(150)
Repayments of long-term debt	—	—	(15)	—	—	(15)
Tax withholdings on share-based awards	—	—	(52)	—	—	(52)
Intercompany dividend paid	—	—	—	(110)	110	—
Dividends on preferred stock	(41)	—	—	—	—	(41)
Other, net	25	—	(8)	—	—	17
Net cash (used in) provided by financing activities	(16)	997	(358)	(110)	110	623
Change in cash and cash equivalents	(12)	832	1	(51)	—	770
Cash and cash equivalents
Beginning of period	378	1,767	2,364	73	—	4,582
End of period	$366	$2,599	$2,365	$22	$—	$5,352

Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(2)	$(3,263)	$6,485	$106	$(145)	$3,181

Investing activities
Purchases of property and equipment	—	—	(3,293)	—	—	(3,293)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(1,938)	—	—	(1,938)
Investment in subsidiaries	(1,905)	—	—	—	1,905	—
Other, net	—	—	(7)	—	—	(7)
Net cash used in investing activities	(1,905)	—	(5,238)	—	1,905	(5,238)

Financing activities
Proceeds from capital contribution	—	1,905	—	—	(1,905)	—
Repayments of capital lease obligations	—	—	(24)	—	—	(24)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(563)	—	—	(563)
Tax withholdings on share-based awards	—	—	(100)	—	—	(100)
Intercompany dividend paid	—	—	—	(145)	145	—
Dividends on preferred stock	(27)	—	(14)	—	—	(41)
Other, net	46	—	57	—	—	103
Net cash provided by (used in) financing activities	19	1,905	(644)	(145)	(1,760)	(625)
Change in cash and cash equivalents	(1,888)	(1,358)	603	(39)	—	(2,682)
Cash and cash equivalents
Beginning of period	2,278	2,246	697	94	—	5,315
End of period	$390	$888	$1,300	$55	$—	$2,633

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

Investors and others should note that we announce material financial and operational information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts.  T-Mobile intends to also use the @TMobileIR Twitter account (https://twitter.com/TMobileIR) and the @JohnLegere Twitter (https://twitter.com/JohnLegere), Facebook and Periscope accounts, which Mr. Legere also uses as means for personal communications and observations, as means of disclosing information about the Company, its services and other matters and for complying with its disclosure obligations under Regulation FD.  The information we post through these social media channels may be deemed material.  Accordingly, investors should monitor these social media channels in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.  The social media channels that T-Mobile intends to use as a means of disclosing the information described above may be updated from time to time as listed on the Company’s investor relations website.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our consolidated financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and audited Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K for the year ended December 31, 2015. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year.

Business Overview

In June 2016, we introduced #GetThanked, a history-making move dedicated exclusively to saying “thank you” to our customers. This program, offered to our customers as part of their T-Mobile service: (i) offers eligible new (through December 31, 2016) or existing (as of June 6, 2016) customers ownership in the Company with a free share of T-Mobile stock or an additional share of T-Mobile stock for every new active account each customer refers through December 31, 2016, subject to a maximum of 100 shares in a calendar year, (ii) enables eligible customers who download the T-Mobile Tuesday app to be informed about and to redeem products and services offered by participating business partners each Tuesday and (iii) offers eligible customers a full hour of free in-flight Wi-Fi on their smartphone on all Gogo-equipped domestic flights.

In September 2016, we introduced the latest in our Un-carrier initiatives, T-Mobile ONE and T-Mobile ONE Plus, a move that gives our customers unlimited calls, unlimited text, and unlimited high-speed 4G Long Term Evolution (LTE) data. On T-Mobile ONE, video typically streams at DVD (480p) quality and tethering is at maximum 3G speeds. Customers on T-Mobile ONE Plus plans also receive unlimited high-speed 4G LTE mobile hotspot data, unlimited High Definition Day Passes, and up to two times faster speeds when traveling abroad in 140+ countries and destinations.

On September 1, 2016, we sold our marketing and distribution rights to certain existing T-Mobile co-branded customers to a current Mobile Virtual Network Operator (“MVNO”) partner for nominal consideration (the “MVNO Transaction”). Upon the sale, the MVNO Transaction resulted in a transfer of 1,365,000 branded postpaid phone customers and 326,000 branded prepaid customers to wholesale customers. Prospectively from September 1, 2016, revenue for these customers is recorded within wholesale revenues in our Condensed Consolidated Statements of Comprehensive Income. Additionally, the impact of the MVNO Transaction resulted in improvements to branded postpaid phone churn for the three and nine months ended September 30, 2016.

During the quarter ended and subsequent to September 30, 2016, a handset Original Equipment Manufacturer (“OEM”) announced recalls on certain of its smartphone devices. As a result, we recorded no revenue associated with the device sales to customers and impaired the devices to their net realizable value. The OEM has agreed to reimburse T-Mobile, as such, we have recorded an amount due from the OEM as an offset to the loss recorded in Cost of equipment sales in our Condensed Consolidated Statements of Comprehensive Income and a reduction to Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets.

Results of Operations

Highlights for the three and nine months ended September 30, 2016

•
Total revenues of $9.2 billion for the three months ended September 30, 2016 increased $1.4 billion, or 18%, compared to the same period in 2015. Total revenues of $27.1 billion for the nine months ended September 30, 2016 increased $3.3 billion, or 14%, compared to the same period in 2015. The increases were primarily from growth in service and equipment revenues as discussed below.

•
Service revenues of $7.1 billion for the three months ended September 30, 2016 increased $831 million, or 13%, compared to the same period in 2015. Service revenues of $20.6 billion for the nine months ended September 30, 2016 increased $2.3 billion, or 13%, compared to the same period in 2015. The increases were primarily due to growth in our average branded customer base as a result of the strong customer response to our Un-carrier initiatives and the success of our MetroPCS brand promotional activities and continued growth in new markets.

•
Equipment revenues of $1.9 billion for the three months ended September 30, 2016 increased $532 million, or 38%, compared to the same period in 2015. Equipment revenues of $6.0 billion for the nine months ended September 30, 2016 increased $805 million, or 16%, compared to the same period of 2015. The increases were primarily due to higher lease revenues and an increase in the number of devices sold. The increase for the nine months ended September 30, 2016 was partially offset by a lower average revenue per device sold.

•
Branded postpaid phone churn of 1.32% for the three months ended September 30, 2016 decreased 14 basis points, compared to the same period in 2015. Branded postpaid phone churn of 1.30% for the nine months ended September 30, 2016 decreased 6 basis points, compared to the same period in 2015. The improvements in branded postpaid phone churn for the three and nine months ended September 30, 2016 was primarily the result of the MVNO Transaction and increased customer satisfaction and loyalty from ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace.

•
Operating income of $1.0 billion for the three months ended September 30, 2016 increased $476 million, compared to the same period in 2015. Operating income of $2.9 billion for the nine months ended September 30, 2016 increased $1.6 billion, compared to the same period in 2015. The increases were primarily due to higher total revenues, partially offset by an increase in depreciation and amortization primarily related to devices leased under our JUMP! On Demand Program, higher costs to support customer growth and retention initiatives and higher cost of equipment sales resulting from increases in the number of devices sold. An additional factor driving the increases for the three and nine months ended September 30, 2016 included gains on disposal of spectrum licenses of $199 million and $835 million, respectively, compared to $1 million and $24 million, for the same periods in 2015.

•
Net income of $366 million for the three months ended September 30, 2016 increased $228 million, or 165%, compared to the same period in 2015. Net income of $1.1 billion for the nine months ended September 30, 2016 increased $634 million, or 145%, compared to the same period in 2015. The increases were primarily a result of higher operating income driven by the factors described above, partially offset by higher interest expense related to higher average debt and higher income tax expense. The three and nine months ended September 30, 2016 included $122 million and $511 million of net, after-tax gains on disposal of spectrum licenses, respectively.

•
Adjusted EBITDA (see “Performance Measures”), a non-GAAP financial measure, of $2.6 billion for the three months ended September 30, 2016 increased $722 million, or 38%, compared to the same period in 2015. Adjusted EBITDA of $7.8 billion for the nine months ended September 30, 2016 increased $2.7 billion, or 53%, compared to the same period in 2015. These increases were primarily due to higher service revenues and gains on disposal of spectrum licenses, partially offset by increases in selling, general and administrative expenses. An additional factor driving the increase for the nine months ended September 30, 2016 included lower losses on equipment primarily due to the impact of customers leasing devices with JUMP! On Demand.

•
Net cash provided by operating activities of $1.7 billion for the three months ended September 30, 2016 increased $209 million, or 14%, compared to the same period in 2015. Net cash provided by operating activities of $4.5 billion for the nine months ended September 30, 2016 increased $1.4 billion, or 43%, compared to the same period in 2015. The increases were primarily due to an increase in net non-cash income and expenses included in Net income primarily due to changes in Depreciation and Amortization, Gains on disposal of spectrum licenses and Deferred income tax expense as well as an increase in Net income. The increases were partially offset by an increase in net cash outflows from changes in working capital.

•
Free Cash Flow (see “Performance Measures”), a non-GAAP financial measure, of $581 million for the three months ended September 30, 2016 increased $170 million, or 41%, compared to the same period in 2015. Free Cash Flow of $690 million for the nine months ended September 30, 2016 increased $802 million, or 716%, compared to the same period in 2015. The increases were primarily from higher net cash provided by operating activities as discussed above, partially offset by higher purchases of property and equipment from the build-out of our LTE network.

Set forth below is a summary of consolidated results:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2016	2015	$	%	2016	2015	$	%
Revenues
Branded postpaid revenues	$4,647	$4,197	$450	11%	$13,458	$12,046	$1,412	12%
Branded prepaid revenues	2,182	1,894	288	15%	6,326	5,597	729	13%
Wholesale revenues	238	170	68	40%	645	492	153	31%
Roaming and other service revenues	66	41	25	61%	170	130	40	31%
Total service revenues	7,133	6,302	831	13%	20,599	18,265	2,334	13%
Equipment revenues	1,948	1,416	532	38%	5,987	5,182	805	16%
Other revenues	165	131	34	26%	481	359	122	34%
Total revenues	9,246	7,849	1,397	18%	27,067	23,806	3,261	14%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	1,436	1,378	58	4%	4,286	4,170	116	3%
Cost of equipment sales	2,539	1,985	554	28%	7,532	7,325	207	3%
Selling, general and administrative	2,898	2,624	274	10%	8,419	7,434	985	13%
Depreciation and amortization	1,568	1,157	411	36%	4,695	3,319	1,376	41%
Cost of MetroPCS business combination	15	193	(178)	(92)%	110	355	(245)	(69)%
Gains on disposal of spectrum licenses	(199)	(1)	(198)	NM	(835)	(24)	(811)	NM
Total operating expenses	8,257	7,336	921	13%	24,207	22,579	1,628	7%
Operating income	989	513	476	93%	2,860	1,227	1,633	NM
Other income (expense)
Interest expense	(376)	(262)	(114)	44%	(1,083)	(780)	(303)	39%
Interest expense to affiliates	(76)	(121)	45	(37)%	(248)	(277)	29	(10)%
Interest income	62	109	(47)	(43)%	198	335	(137)	(41)%
Other expense, net	(1)	(1)	—	NM	(6)	(8)	2	(25)%
Total other expense, net	(391)	(275)	(116)	42%	(1,139)	(730)	(409)	56%
Income before income taxes	598	238	360	151%	1,721	497	1,224	246%
Income tax expense	(232)	(100)	(132)	132%	(651)	(61)	(590)	967%
Net income	$366	$138	$228	165%	$1,070	$436	$634	145%

Net cash provided by operating activities	$1,740	$1,531	$209	14%	$4,533	$3,181	$1,352	43%

Non-GAAP Financial Measures
Adjusted EBITDA	$2,630	$1,908	$722	38%	$7,843	$5,113	$2,730	53%
Free Cash Flow	581	411	170	41%	690	(112)	802	716%
NM – Not Meaningful

Revenues

Branded postpaid revenues increased $450 million, or 11%, for the three months ended and $1.4 billion, or 12%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to a 13% and 15% increase, respectively, in the number of average branded postpaid phone and mobile broadband customers, driven by strong customer response to our Un-carrier initiatives and promotions for services and devices. The growth in our customer base also drove increases in our device insurance program revenues for the three and nine months ended September 30, 2016. The increase for the three months ended September 30, 2016 was partially offset by an increase in the non-cash net revenue deferral for Data Stash and from the impact of the MVNO Transaction. Higher regulatory program revenues also contributed to the increase for the nine months ended September 30, 2016, partially offset by lower branded postpaid phone average revenue per user (“ARPU”) primarily due to an increase in the non-cash net revenue deferral for Data Stash.

Branded prepaid revenues increased $288 million, or 15%, for the three months ended and $729 million, or 13%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to growth in the number of average branded prepaid customers driven by the success of our MetroPCS brand promotional activities and continued growth in new markets.

Wholesale revenues increased $68 million, or 40%, for the three months ended and $153 million, or 31%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to an increase in data usage per customer and growth in customers of certain MVNO partners, including the impact of the MVNO Transaction.

Roaming and other service revenues increased $25 million, or 61%, for the three months ended and $40 million, or 31%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to higher international roaming revenues driven by an increase in inbound roaming volumes.

Equipment revenues increased $532 million, or 38%, for the three months ended and $805 million, or 16%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to the following:

•
Increases of $323 million and $1.0 billion in lease revenues for the three and nine months ended September 30, 2016, respectively, which are recognized over the lease term, resulting from the launch of our JUMP! On Demand program at the end of the second quarter of 2015;

•
An increase of $209 million in device sales revenues for the three months ended September 30, 2016, primarily due to a 19% increase in the number of devices sold. Device sales revenue is recognized at the time of sale.

•
A decline of $227 million in device sales revenues for the nine months ended September 30, 2016 primarily due to a lower average revenue per device sold resulting from promotions for devices and the impact of our JUMP! On Demand program launched at the end of the second quarter of 2015, partially offset by a 5% increase in the number of devices sold as well as an increase in the number of accessories sold.

During the three and nine months ended September 30, 2016, we provided $1.4 billion and $4.2 billion, respectively, in gross equipment installment plan (“EIP”) device financing to our customers, which increased by $265 million and decreased by $107 million, respectively, compared to the same periods in 2015. The increase for the three months ended September 30, 2016 was primarily due to an increase in devices financed through EIP due to focus on devices financed on EIP in the third quarter of 2016, compared to focus on devices financed on JUMP! On Demand in the third quarter of 2015. The decrease for the nine months ended September 30, 2016 was primarily due to a decline in devices financed through EIP.

Other revenues increased $34 million, or 26%, for the three months ended and $122 million, or 34%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to higher revenue from revenue share agreements with third parties. Higher lease income associated with reciprocal spectrum license lease agreements also contributed to the increase for the nine months ended September 30, 2016.

Operating Expenses

Cost of services increased $58 million, or 4%, for the three months ended and $116 million, or 3%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to higher regulatory program costs and expenses associated with network expansion and the build-out of our network to utilize our 700 MHz A-Block spectrum licenses, including higher employee-related costs. The increases for the three and nine months ended September 30, 2016 were partially offset by synergies realized from the decommissioning of the MetroPCS Code Division Multiple Access (“CDMA”) network and lower long distance and toll costs. In addition, higher lease expense associated with reciprocal spectrum license lease agreements contributed to the increase for the nine months ended September 30, 2016.

Cost of equipment sales increased $554 million, or 28%, for the three months ended and $207 million, or 3%, for the nine months ended September 30, 2016, compared to the same periods in 2015.

•	The increase for the three months ended September 30, 2016 was primarily due to a 19% increase in the number of devices sold and a higher average cost per device sold;

•
The increase for the nine months ended September 30, 2016 was primarily due to a 5% increase in the number of devices sold as well as an increase in the number of accessories sold, partially offset by a lower average cost per device sold primarily due to the impact of our JUMP! On Demand program launched at the end of the second quarter of 2015. The impact from returned and purchased leased devices and an increase in insurance claims costs also contributed to the increase for the nine months ended September 30, 2016. With JUMP! On Demand, the cost of the leased wireless device is capitalized and recognized as depreciation expense over the term of the lease rather than recognized as cost of equipment sales when the device is delivered to the customer.

Selling, general and administrative increased $274 million, or 10%, for the three months ended and $985 million, or 13%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily attributable to strategic investments to support our growing customer base, including higher employee-related costs, higher commissions driven by an increase in branded customer additions and higher promotional costs.

Depreciation and amortization increased $411 million, or 36%, for the three months ended and $1.4 billion, or 41%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to $367 million and $1.2 billion, respectively, in depreciation expense related to devices leased under our JUMP! On Demand program launched at the end of the second quarter of 2015, as well as increases resulting from the build-out of our LTE network. With JUMP! On Demand, the cost of a leased wireless device is depreciated over the lease term to its estimated residual value.

Cost of MetroPCS business combination of $15 million for the three months ended and $110 million for the nine months ended September 30, 2016, primarily reflects network decommissioning costs associated with the business combination. We do not expect to incur significant additional network decommissioning costs as cell site assets are removed in 2016.

Gains on disposal of spectrum licenses of $199 million for the three months ended September 30, 2016 consisted of gains from spectrum license transactions during the third quarter of 2016. Gains on disposal of spectrum licenses of $835 million for the nine months ended September 30, 2016 also included a gain of $636 million from a spectrum license transaction with AT&T Inc. recorded in the first quarter of 2016. Gains on disposal of spectrum licenses of $24 million for the nine months ended September 30, 2015 primarily consisted of a gain from a spectrum license transaction with Verizon recorded in the second quarter of 2015. See Note 2 – Significant Transactions of the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense)

Interest expense increased $114 million, or 44%, for the three months ended and $303 million, or 39%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to higher debt balances with third parties for the three and nine months ended September 30, 2016, compared to the same periods in 2015, as well as lower capitalized interest costs associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses.

Interest expense to affiliates decreased $45 million, or 37%, for the three months ended and $29 million, or 10%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to changes in the fair value of embedded derivative instruments associated with Senior Reset Notes issued to Deutsche Telekom AG (“Deutsche Telekom”) in 2015. The decreases for the three and nine months ended September 30, 2016 were partially offset by an increase in interest rates on certain Senior Reset Notes issued to Deutsche Telekom, which were adjusted at reset dates in the second quarter of 2016 and in 2015, as well as lower capitalized interest costs associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses.

Interest income decreased $47 million, or 43%, for the three months ended and $137 million, or 41%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to a decline in imputed interest income associated with devices financed through EIP resulting from sales of certain EIP receivables pursuant to our EIP receivables sales arrangement and following the launch of our JUMP! On Demand program at the end of the second quarter of 2015. Interest associated with EIP receivables, which is imputed at the time of a device sale and then recognized over the financed installment term, was $59 million and $189 million for the three and nine months ended September 30, 2016, respectively, compared to $108 million and $331 million for the same periods in 2015. See Note 4 – Equipment Installment Plan Receivables of the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

Income tax expense was $232 million and $100 million for the three months ended September 30, 2016 and 2015, respectively, and $651 million and $61 million for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate was 38.8% and 42.0% for the three months ended September 30, 2016 and 2015, respectively, and 37.8% and 12.3% for the nine months ended September 30, 2016 and 2015, respectively. The lower effective income tax rate for the three months ended September 30, 2016 compared to the same period in 2015 resulted primarily from the increase in income before income taxes and the resulting decrease in the impact of unfavorable tax items. The higher effective income tax rate for the nine months ended September 30, 2016 compared to the same period in 2015 resulted from income tax benefits for discrete income tax items recognized in 2015 that did not impact 2016, including certain changes in state and local income tax laws and the recognition of certain federal tax credits. The increase in the effective income tax rate for the nine months ended September 30, 2016 was partially offset by the recognition of $24 million of excess tax benefits related to share-based payments in Income tax expense resulting from the adoption of ASU 2016-09 as of January 1, 2016. See Note 1 – Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.

Net Income

Net income increased $228 million, or 165%, for the three months ended and $634 million, or 145%, for the nine months ended September 30, 2016, compared to the same periods in 2015, as a result of the factors described above. The three and nine months ended September 30, 2016 included $122 million and $511 million of net, after-tax gains on disposal of spectrum licenses, respectively.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition.

The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	September 30, 2016	December 31, 2015	Change
(in millions)			$	%
Other current assets	$497	$400	$97	24%
Property and equipment, net	395	454	(59)	(13)%
Tower obligations	2,224	2,247	(23)	(1)%
Total stockholders' deficit	(1,356)	(1,359)	3	—%

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2016	2015	$	%	2016	2015	$	%
Service revenues	$520	$428	$92	21%	$1,500	$1,227	$273	22%
Cost of equipment sales	300	188	112	60%	768	531	237	45%
Selling, general and administrative	227	180	47	26%	645	528	117	22%
Total comprehensive income (loss)	(19)	11	(30)	(273)%	8	44	(36)	(82)%

The increases in Service revenues, Cost of equipment sales and Selling, general and administrative were primarily the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base. All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. See Note 9 – Guarantor Financial Information of the Notes to the Condensed Consolidated Financial Statements.

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by our financial statements with other operating or statistical data and non-GAAP financial measures. These operating and financial measures are utilized by our management to evaluate our operating performance and, in certain cases, our ability to meet liquidity requirements. Although companies in the wireless industry may not define each of these measures in precisely the same way, we believe that these measures facilitate comparisons with other companies in the wireless industry on key operating and financial measures.

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

The following table sets forth the number of ending customers:

	September 30, 2016	September 30, 2015	Change
(in thousands)			#	%
Customers, end of period
Branded postpaid phone customers	30,364	28,438	1,926	7%
Branded postpaid mobile broadband customers	2,866	1,965	901	46%
Total branded postpaid customers	33,230	30,403	2,827	9%
Branded prepaid customers	19,272	17,162	2,110	12%
Total branded customers	52,502	47,565	4,937	10%
Wholesale customers	16,852	13,655	3,197	23%
Total customers, end of period	69,354	61,220	8,134	13%

The following table sets forth the number of net customer additions:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2016	2015	#	%	2016	2015	#	%
Net customer additions
Branded postpaid phone customers	851	843	8	1%	2,374	2,594	(220)	(8)%
Branded postpaid mobile broadband customers	118	242	(124)	(51)%	526	624	(98)	(16)%
Total branded postpaid customers	969	1,085	(116)	(11)%	2,900	3,218	(318)	(10)%
Branded prepaid customers	684	595	89	15%	1,967	846	1,121	NM
Total branded customers	1,653	1,680	(27)	(2)%	4,867	4,064	803	20%
Wholesale customers	317	632	(315)	(50)%	1,205	2,138	(933)	(44)%
Total net customer additions	1,970	2,312	(342)	(15)%	6,072	6,202	(130)	(2)%
Transfer from branded postpaid phone customers	(1,365)	—	(1,365)	100%	(1,365)	—	(1,365)	100%
Transfer from branded prepaid customers	(326)	—	(326)	100%	(326)	—	(326)	100%
Transfer to wholesale customers	1,691	—	1,691	100%	1,691	—	1,691	100%
NM – Not Meaningful

Net customer additions were 1,970,000 for the three months ended September 30, 2016, compared to 2,312,000 for the same period in 2015. Net customer additions were 6,072,000 for the nine months ended September 30, 2016, compared to 6,202,000 for the same period in 2015. At September 30, 2016, we had 69.4 million total customers, a 13% increase from the total as of September 30, 2015, as a result of growth in the customer categories described below. The MVNO Transaction resulted in a transfer of 1,365,000 branded postpaid phone customers and 326,000 branded prepaid customers to wholesale customers on September 1, 2016. Prospectively from September 1, 2016, net customer additions for these customers are included within Wholesale customers. Ending customers as of September 30, 2016 reflect the transfers in connection with the MVNO Transaction.

Branded Customers

Total branded net customer additions decreased 27,000, or 2%, for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to the following:

•	Lower branded postpaid mobile broadband net customer additions primarily due to higher deactivations resulting from a growing branded postpaid mobile broadband customer base; partially offset by

•
Higher branded prepaid net customer additions primarily due to the success of our MetroPCS brand promotional activities and continued growth in new markets, partially offset by an increase in the number of qualified branded prepaid customers migrating to branded postpaid plans; and

•
Higher branded postpaid phone net customer additions primarily due to an increase in the number of qualified branded prepaid customers migrating to branded postpaid plans, partially offset by lower gross customer additions primarily due to an increase in competitive activity.

Total branded net customer additions increased 803,000, or 20%, for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to the following:

•
Higher branded prepaid net customer additions primarily due to the success of our MetroPCS brand promotional activities and continued growth in new markets; partially offset by an increase in the number of qualified branded prepaid customers migrating to branded postpaid plans;

•
Lower branded postpaid phone net customer additions primarily due to higher deactivations resulting from a growing branded postpaid phone customer base, partially offset by lower branded postpaid phone churn as well as an increase in the number of qualified branded prepaid customers migrating to branded postpaid plans; and

•
Lower branded postpaid mobile broadband net customer additions primarily due to higher deactivations resulting from a growing branded postpaid mobile broadband customer base, partially offset by higher gross customer additions.

Wholesale

Wholesale net customer additions decreased 315,000, or 50%, for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to lower gross customer additions.

Wholesale net customer additions decreased 933,000, or 44%, for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to higher deactivations resulting from a growing customer base and lower gross customer additions.

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

	September 30, 2016	September 30, 2015	Change
			#	%
Branded postpaid customers per account	2.78	2.48	0.30	12%

Branded postpaid customers per account increased primarily due to ongoing service promotions targeting families, increased penetration of mobile broadband devices and the impact of the MVNO Transaction.

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

	Three Months Ended September 30,		Bps Change	Nine Months Ended September 30,		Bps Change
	2016	2015		2016	2015
Branded postpaid phone churn	1.32%	1.46%	-14 bps	1.30%	1.36%	-6 bps
Branded prepaid churn	3.82%	4.09%	-27 bps	3.86%	4.54%	-68 bps

Branded postpaid phone churn decreased 14 basis points for the three months ended and 6 basis point for the nine months ended September 30, 2016, compared to the same periods in 2015, and was primarily impacted by the MVNO Transaction, which had a higher rate of branded postpaid phone churn and increased customer satisfaction and loyalty from ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace. If the MVNO transaction had occurred on July 1, 2016, reported postpaid phone churn would have been 12 basis points lower at 1.20% for the three months ended September 30, 2016.

Branded prepaid churn decreased 27 basis points for the three months ended and 68 basis points for the nine months ended September 30, 2016, compared to the same periods in 2015, and was primarily impacted by a decrease in certain customers, which had a higher rate of branded prepaid churn, as well as strong performance of the MetroPCS brand. Additionally, branded prepaid churn for the nine months ended September 30, 2016 was impacted by a methodology change in the third quarter of 2015 that had no impact on our reported branded prepaid ending customers or net customer additions, but resulted in computationally lower branded prepaid gross customer additions and deactivations. Revision of prior periods in 2015 was not practicable because certain historical data was no longer available.

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

The following tables illustrate the calculation of our operating measures ARPU and ABPU and reconcile these measures to the related service revenues:

(in millions, except average number of customers, ARPU and ABPU)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	#	%	2016	2015	#	%
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$4,647	$4,197	$450	11%	$13,458	$12,046	$1,412	12%
Less: Branded postpaid mobile broadband revenues	(193)	(165)	(28)	17%	(568)	(409)	(159)	39%
Branded postpaid phone service revenues	$4,454	$4,032	$422	10%	$12,890	$11,637	$1,253	11%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	30,836	28,003	2,833	10%	30,364	27,189	3,175	12%
Branded postpaid phone ARPU	$48.15	$47.99	$0.16	NM	$47.17	$47.55	$(0.38)	(1)%

Calculation of Branded Postpaid ABPU
Branded postpaid service revenues	$4,647	$4,197	$450	11%	$13,458	$12,046	$1,412	12%
EIP billings	1,394	1,409	(15)	(1)%	4,062	4,094	(32)	(1)%
Lease revenues	353	30	323	NM	1,062	30	1,032	NM
Total billings for branded postpaid customers	$6,394	$5,636	$758	13%	$18,582	$16,170	$2,412	15%
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	33,632	29,838	3,794	13%	32,966	28,784	4,182	15%
Branded postpaid ABPU	$63.38	$62.96	$0.42	1%	$62.63	$62.42	$0.21	NM

Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$2,182	$1,894	$288	15%	$6,326	$5,597	$729	13%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	19,134	16,853	2,281	14%	18,586	16,496	2,090	13%
Branded prepaid ARPU	$38.01	$37.46	$0.55	1%	$37.82	$37.70	$0.12	NM
NM – Not Meaningful

Branded postpaid phone ARPU increased $0.16, or flat, for the three months ended and decreased $0.38, or 1%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to an increase in the non-cash net revenue deferrals for Data Stash and dilution from continued growth of customers on promotions targeting families, partially offset by continued growth of our insurance programs and higher data attach rates. The transfer of customers as part of the MVNO transaction contributed to the increase for the three months ended September 30, 2016. Higher regulatory program revenues also contributed to an increase for the nine months ended September 30, 2016.

Branded postpaid ABPU increased $0.42, or 1%, for the three months ended and $0.21, or flat, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to increases in lease revenues and the impact from the transfer of customers as part of the MVNO Transaction, partially offset by lower EIP billings, an increase in the non-cash net revenue deferrals for Data Stash, dilution from continued growth of customers on promotions targeting families and increased penetration of mobile broadband devices. The decreases in EIP billings were primarily due to the impact of our JUMP! On Demand program launched at the end of the second quarter of 2015.

Branded prepaid ARPU increased $0.55, or 1%, for the three months ended and $0.12, or flat, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to a decrease in certain customers that had lower average branded prepaid ARPU, as well as higher data attach rates. The increases were partially offset by dilution from growth of customers on rate plan promotions.

Adjusted EBITDA

Adjusted EBITDA represents earnings before interest expense, net of Interest income, Income tax expense, Depreciation and amortization, non-cash Stock-based compensation and certain expenses not reflective of T-Mobile’s operating performance. Net income margin represents Net income divided by Service revenues. Adjusted EBITDA margin represents Adjusted EBITDA divided by Service revenues.

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitate comparisons with other wireless communications companies because it is indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments as well as non-cash stock-based compensation and certain other nonrecurring expenses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2016	2015	$	%	2016	2015	$	%
Net income	$366	$138	$228	165%	$1,070	$436	$634	145%
Adjustments:
Interest expense	376	262	114	44%	1,083	780	303	39%
Interest expense to affiliates	76	121	(45)	(37)%	248	277	(29)	(10)%
Interest income	(62)	(109)	47	(43)%	(198)	(335)	137	(41)%
Other expense, net	1	1	—	NM	6	8	(2)	(25)%
Income tax expense	232	100	132	132%	651	61	590	967%
Operating income	989	513	476	93%	2,860	1,227	1,633	NM
Depreciation and amortization	1,568	1,157	411	36%	4,695	3,319	1,376	41%
Cost of MetroPCS business combination	15	193	(178)	(92)%	110	355	(245)	(69)%
Stock-based compensation (1)	57	43	14	33%	171	170	1	1%
Other, net	1	2	(1)	(50)%	7	42	(35)	(83)%
Adjusted EBITDA	$2,630	$1,908	$722	38%	$7,843	$5,113	$2,730	53%
Net income margin (Net income divided by service revenues)	5%	2%		300 bps	5%	2%		300 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	37%	30%		700 bps	38%	28%		1000 bps
NM – Not Meaningful

(1)	Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the condensed consolidated financial statements.

Adjusted EBITDA increased $722 million, or 38%, for the three months ended and $2.7 billion, or 53%, for the nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to the following:

•	Increased branded postpaid and prepaid service revenues primarily due to strong customer response to our Un-carrier initiatives and the ongoing success of our promotional activities;

•	Higher gains on disposal of spectrum licenses;

•
Lower losses on equipment for the nine months ended September 30, 2016 primarily due to the impact of customers leasing devices with JUMP! On Demand, as the costs of leased devices, which are capitalized and depreciated over the lease term, are excluded from Adjusted EBITDA. In connection with JUMP! On Demand, we had lease revenues of $353 million and $1.1 billion for the three and nine months ended September 30, 2016, respectively, and depreciation expense of $367 million and $1.2 billion related to leased wireless devices for the three and nine months ended September 30, 2016, respectively; and

•	Focused cost control and synergies realized from the MetroPCS business combination, primarily in cost of services; partially offset by

•
Higher selling, general and administrative expenses primarily attributable to strategic investments to support our growing customer base, including higher employee-related costs, higher commissions driven by an increase in branded customer additions and higher promotional costs.

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

Cash Flows

The following is an analysis of our year-to-date cash flows:

	Nine Months Ended September 30,		Change
(in millions)	2016	2015	$	%
Net cash provided by operating activities	$4,533	$3,181	$1,352	43%
Net cash used in investing activities	(4,386)	(5,238)	852	16%
Net cash provided by (used in) financing activities	623	(625)	1,248	NM
NM – Not Meaningful

Operating Activities

Cash provided by operating activities increased $1.4 billion, or 43%, primarily due to the following:

•
$986 million increase in net non-cash income and expenses included in net income primarily due to changes in Depreciation and amortization, Gains on disposal of spectrum licenses and Deferred income tax expense;

•	$634 million increase in net income; partially offset by

•
$268 million increase in net cash outflows from changes in working capital primarily due to changes in Accounts payable and accrued liabilities, Equipment installment plan receivables, including inflows from the EIP sale arrangement funding increase and Inventories.

Investing Activities

Cash used in investing activities decreased $852 million, or 16%, to a use of $4.4 billion primarily due to the following:

•	$3.8 billion for the purchase of property and equipment primarily related to the build out of our LTE network;

•
$3.5 billion for the purchase of spectrum licenses and other intangible assets, including a $2.2 billion deposit made to a third party in connection with a potential asset purchase; partially offset by

•	$3.0 billion in sales of short-term investments.

Financing Activities

Cash provided by financing activities increased $1.2 billion to inflow of $623 million primarily due to the following:

•	$997 million from the issuance of long-term debt; partially offset by

•	$150 million for repayments of short-term debt for purchases of inventory, property and equipment, net and

•	$133 million for repayments of capital lease obligations.

Cash and Cash Equivalents

As of September 30, 2016, our cash and cash equivalents were $5.4 billion.

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

The following table illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2016	2015	$	%	2016	2015	$	%
Net cash provided by operating activities	$1,740	$1,531	$209	14%	$4,533	$3,181	$1,352	43%
Cash purchases of property and equipment	(1,159)	(1,120)	(39)	3%	(3,843)	(3,293)	(550)	17%
Free Cash Flow	$581	$411	$170	41%	$690	$(112)	$802	716%

Free Cash Flow increased $170 million for the three months ended and $802 million for the nine months ended September 30, 2016, compared to the same periods in 2015. These increases were primarily due to higher net cash provided by operating activities, partially offset by higher purchases of property and equipment from the build-out of our LTE network, as described above.

Debt

As of September 30, 2016, our total debt was $27.8 billion, excluding our tower obligations, of which $27.4 billion was classified as long-term debt. Significant debt-related activity during 2016 included:

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

•
We have entered into uncommitted capital lease facilities with certain partners, which provide us with the ability to enter into capital leases for network equipment and services. As of September 30, 2016, we have committed to $1.1 billion of capital leases under these capital lease facilities, of which $679 million was executed during the nine months ended September 30, 2016. We expect to enter into up to an additional $121 million in capital lease commitments during 2016.

•	As of September 30, 2016, there was no outstanding balance on our unsecured revolving credit facility with Deutsche Telekom that allows for up to $500 million in borrowings.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of September 30, 2016.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network modernization, including the build out of LTE 700 MHz A-Block spectrum licenses. We expect cash capital expenditures for property and equipment to be in the range of $4.5 billion to $4.7 billion in 2016. This does not include property and equipment obtained through capital lease agreements, leased wireless devices transferred from inventory or purchases of spectrum licenses.

Contractual Obligations

The following table summarizes our contractual obligations and borrowings as of September 30, 2016 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$20	$3,040	$7,790	$15,335	$26,185
Interest on long-term debt	1,681	3,310	2,746	2,110	9,847
Capital lease obligations, including interest	361	638	350	227	1,576
Tower obligations (2)	181	363	365	1,193	2,102
Operating leases	2,429	4,310	3,477	5,345	15,561
Purchase obligations (3)	3,360	1,814	1,346	1,116	7,636
Network decommissioning (4)	117	191	89	55	452
Total contractual obligations	$8,149	$13,666	$16,163	$25,381	$63,359

(1)
Represents principal amounts of long-term debt to affiliates and third parties at maturity, excluding unamortized premium from purchase price allocation fair value adjustment, capital lease obligations and vendor financing arrangements.

(2)	Future minimum payments, including principal and interest payments and imputed lease rental income, related to the tower obligations.

(3)
T-Mobile calculated the minimum obligation for certain agreements to purchase goods or services based on termination fees that can be paid to exit the contract. Termination penalties are included in the above table as payments due in less than one year, as this is the earliest T-Mobile could exit these contracts. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of September 30, 2016 under normal business purposes.

(4)	Represents future undiscounted cash flows related to decommissioned MetroPCS CDMA network and certain other redundant cell sites as of September 30, 2016.

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

Off-Balance Sheet Arrangements

In 2015, we entered into an arrangement, as amended, to sell certain EIP accounts receivable on a revolving basis through November 2017 as an additional source of liquidity. In June 2016, the arrangement was amended to increase the maximum funding commitment to $1.3 billion with a scheduled expiration date in November 2017. In 2014, we entered into an arrangement, as amended, to sell certain service accounts receivable on a revolving basis through March 2017 as an additional source of liquidity. As of September 30, 2016, T-Mobile derecognized net receivables of $2.4 billion upon sale through these arrangements.  See Note 3 – Sales of Certain Receivables of the Notes to the Condensed Consolidated Financial Statements.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates for the three months ended September 30, 2016 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

Deutsche Telekom, through certain of its non-U.S. subsidiaries, is party to roaming and interconnect agreements with the following mobile and fixed line telecommunication providers in Iran, some of which are or may be government-controlled entities: Gostaresh Ertebatat Taliya, Irancell Telecommunications Services Company (“MTN Irancell”), Telecommunication Kish Company, Mobile Telecommunication Company of Iran, and Telecommunication Infrastructure Company of Iran. For the three months ended September 30, 2016, gross revenues of all Deutsche Telekom affiliates generated by roaming and interconnection traffic with Iran were less than $1.0 million and estimated net profits were less than $1.0 million.

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities for the three months ended September 30, 2016 were less than $0.1 million. We understand that Deutsche Telekom intends to continue these activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.1	Eleventh Supplemental Indenture, dated as of August 30, 2016, by and among T-Mobile USA, Inc., the other guarantors party thereto, and Wells Fargo Bank, N.A., as trustee.				X
4.2	Eighth Supplemental Indenture, dated as of August 30, 2016, by and among T-Mobile USA, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.				X
4.3
Twenty-Second Supplemental Indenture, dated as of August 30, 2016, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.
X
10.1
First Amendment, dated as of July 27, 2016, to the Amended and Restated Receivables Purchase and Administration Agreement, dated as of June 6, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.
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

T-MOBILE US, INC.

October 24, 2016	/s/ J. Braxton Carter
J. Braxton Carter Executive Vice President and Chief Financial Officer (Principal Financial Officer)