Form 10-K
period 2016-12-31
T-Mobile US, Inc.
filed 2017-02-14
CIK 1283699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer     ☒                            Accelerated filer         ☐
Non-accelerated filer     ☐ (Do not check if a smaller reporting company)         Smaller reporting company     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12.4 billion based on the closing sale price as reported on the New York Stock Exchange. As of February 8, 2017, there were 826,525,821 shares of common stock outstanding.
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
For the Year Ended December 31, 2016

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including information concerning our future results of operations, are forward-looking statements. These forward-looking statements are generally identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could” or similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. The following important factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse economic or political conditions in the U.S. and international markets;

•	competition in the wireless services market, including new competitors entering the industry as technologies converge;

•	the effects any future merger or acquisition involving us, as well as the effects of mergers or acquisitions in the technology, media and telecommunications industry;

•	challenges in implementing our business strategies or funding our wireless operations, including payment for additional spectrum or network upgrades;

•	the possibility that we may be unable to renew our spectrum licenses on attractive terms or acquire new spectrum licenses at reasonable costs and terms;

•	difficulties in managing growth in wireless data services, including network quality;

•	material changes in available technology;

•	the timing, scope and financial impact of our deployment of advanced network and business technologies;

•	the impact on our networks and business from major technology equipment failures;

•	breaches of our and/or our third party vendors’ networks, information technology (“IT”) and data security;

•	natural disasters, terrorist attacks or similar incidents;

•	existing or future litigation;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on the ability to operate our networks;

•	any disruption or failure of our third parties’ or key suppliers’ provisioning of products or services;

•	material adverse changes in labor matters, including labor campaigns, negotiations or additional organizing activity, and any resulting financial, operational and/or reputational impact;

•	the ability to make payments on our debt or to repay our existing indebtedness when due;

•	adverse change in the ratings of our debt securities or adverse conditions in the credit markets;

•	changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (“SEC”), may require, which could result in an impact on earnings; and,

•	changes in tax laws, regulations and existing standards and the resolution of disputes with any taxing jurisdictions.

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

PART I.

Item 1. Business

Business Overview

We are the Un-carrier®. Un-satisfied with the status quo. Un-afraid to innovate. T-Mobile is the fastest growing wireless company in the U.S. based on customer growth in 2016. T-Mobile provides wireless communications services, including voice, messaging and data, to more than 71 million customers in the postpaid, prepaid and wholesale markets. The Un-carrier strategy is an approach that seeks to listen to the customer, address their pain points, bring innovation to the industry and improve the wireless experience for all. In practice, this means offering our customers a great service on a nationwide 4G Long-Term Evolution (“LTE”) network, offering devices when and how our customers want them, and providing plans that are simple, affordable and without unnecessary restrictions. Going forward, we will continue to listen and respond to our customers, refine and improve the Un-carrier strategy and deliver the best value experience in the industry.

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

Our common stock and our 5.50% mandatory convertible preferred stock, Series A (“preferred stock”) trade on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbols “TMUS” and “TMUSP,” respectively.

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

We continue to aggressively pursue our strategy, which includes the following elements:

Un-carrier Strategy

We introduced our Un-carrier strategy in 2013 and continue to aggressively focus on addressing customer pain points with the launch of additional signature moves. Un-carrier initiatives have included, but are not limited to, offering the following to qualifying customers:

•	providing customers with affordable rate plans while eliminating annual service contracts;

•	allowing customers easier options to upgrade their eligible devices when they want;

•	reimbursing qualifying customers’ early termination fees and/or remaining phone payments when they switch from other carriers and trade-in their phones;

•	allowing customers to stream music without it counting against their high speed data allotment;

•	providing Wi-Fi calling and texting for customers with capable smartphones;

•	giving qualified customers the ability to roll-over up to 20 GB per year of their unused high-speed data automatically each month;

•	providing reduced United States to international calling rates, and providing messaging and data roaming while traveling abroad at no extra charge;

•	allowing customers to access coverage and calling, as well as 4G LTE data, across the U.S., Mexico and Canada at no extra charge;

•	providing select video streaming services without it counting against their high speed data allotment on qualifying plans;

•
offering eligible new (through December 31, 2016) or existing (as of June 6, 2016) customers ownership in the Company with a free share of T-Mobile stock or an additional share of T-Mobile stock for every new active account each customer refers through December 31, 2016, subject to a maximum of 100 shares in a calendar year;

•	enabling eligible customers who download the T-Mobile Tuesday app to be informed about and to redeem products and services offered by participating business partners each Tuesday;

•	offering eligible customers a full hour of free in-flight Wi-Fi on their smartphone on all Gogo-equipped domestic flights;

•	giving our customers one simple rate plan, T-Mobile ONE™, that includes unlimited calls, unlimited text and unlimited high-speed 4G LTE data on their device; and

•	beginning in 2017, with our introduction of Un-carrier Next, T-Mobile ONE includes:

•	monthly wireless service fees and taxes in the advertised monthly recurring charge;

•	paying participating customers back for data that is not used in a month if they use less than 2GB high-speed data/month; and

•	giving customers the first-ever price guarantee on an unlimited 4G LTE plan and allowing our customers to keep their T-Mobile ONE price until they decide to change it.

Customer Experience

The ongoing success of our Un-carrier strategy and continued transformation of the network has strengthened T-Mobile’s position as a provider of dependable high-speed 4G LTE service. Additionally, we have continued to focus on retaining customers by delivering an improved wireless customer experience.  Branded postpaid phone churn improved to 1.30% in 2016, compared to 1.39% in 2015 and 1.58% in 2014. On September 1, 2016, we sold our marketing and distribution rights to certain existing T-Mobile co-branded customers to a current Mobile Virtual Network Operators (“MVNO”) partner for nominal consideration. The impact of this transaction resulted in improvements to branded postpaid phone churn for the year ended December 31, 2016. See Performance Measures of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-K for information regarding this transaction. Our branded postpaid net customer additions remained strong with 4.1 million in 2016, compared to 4.5 million in 2015 and 4.9 million in 2014, primarily driven by strong customer response to our Un-carrier initiatives, ongoing improvements to network quality, and promotions for services and devices. In addition, we continue to buildout our Extended Range LTE, which operates on our low-band 700 MHz A-Block spectrum. These results reinforce our position as an organization with a strong focus and commitment to providing an outstanding customer experience.

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

Customers

We provide wireless communication services to three primary categories of customers:

•	Branded postpaid customers generally include customers that are qualified to pay after using wireless communication services;

•	Branded prepaid customers generally include customers who pay for wireless communication services in advance. Our branded prepaid customers include customers of T-Mobile and MetroPCS; and

•	Wholesale customers include Machine-to-Machine (“M2M”) and MVNO that operate on our network, but are managed by wholesale partners.

We generate the majority of our service revenues by providing wireless communication services to branded postpaid and branded prepaid customers. Our ability to acquire and retain branded postpaid and prepaid customers is important to our business in the generation of service revenues, equipment revenues and other revenues. In 2016, our service revenues generated by providing wireless communication services by customer category were:

•	65% branded postpaid customers;

•	31% branded prepaid customers; and

•	4% wholesale customers, roaming and other services.

Services and Products

We provide wireless communication services through a variety of service plan options. We also offer a wide selection of wireless devices, including smartphones, tablets and other mobile communication devices, which are manufactured by various suppliers. Services, devices and accessories are offered directly to consumers through our owned and operated retail stores, as well as through our websites. In addition, we sell devices to dealers and other third party distributors for resale through independent third-party retail outlets and a variety of third-party websites.

Our service plan offerings, which allow customers to subscribe for wireless services separately from the purchase of a device include:

•
Our T-Mobile ONE plan (T-Mobile ONE), which was launched in September 2016 as phase 12.0 of our Un-carrier initiatives. T-Mobile ONE gives our customers unlimited calls, unlimited text and unlimited high-speed 4G LTE data on their device. On T-Mobile ONE, video typically streams at DVD (480p) quality and tethering is at maximum 3G speeds. Customers can choose to add on additional features to T-Mobile ONE for an additional cost. On T-Mobile ONE Plus customers also receive unlimited High Definition Video Day Passes, Voicemail to Text, NameID, unlimited Gogo in-flight internet passes on capable domestic flights and up to two times faster speeds when traveling abroad in 140+ countries and destinations. On T-Mobile ONE Plus International, customers receive the benefits of T-Mobile ONE Plus as well as free and reduced calling from the U.S. to foreign countries and unlimited high-speed 4G LTE mobile hotspot data in the U.S., Mexico and Canada.

•
In January 2017, we introduced the latest in our Un-carrier initiatives, Un-carrier Next, where monthly wireless service fees and taxes are included in the advertised monthly recurring charge for T-Mobile ONE. We also unveiled Kickback on T-Mobile ONE, where participating customers who use 2 GB or less of data in a month, will get an up to a $10 credit on their next month’s bill per qualifying line. In addition, we introduced the Un-contract for T-Mobile ONE with the first-ever price guarantee on an unlimited 4G LTE plan, which allows T-Mobile ONE customers to keep their price for service until they decide to change it.

•
Simple Choice plans, which were launched in 2013 as part of phase 1.0 of our Un-carrier initiatives, eliminated annual service contracts and simplified the lineup of consumer rate plans to one affordable plan for unlimited voice and messaging services with the option to add data services. On January 25, 2017, we streamlined our Simple Choice plan offerings to new customers into our T-Mobile ONE plan.

Depending on their credit profile, customers are qualified either for postpaid or prepaid service.

Our device options for customers on T-Mobile ONE, and previously on Simple Choice plans, include:

•
Depending on their credit profile, qualifying customers who purchase a device from us have the option of financing all or a portion of the purchase price at the time of sale over an installment period of up to 24 months using our Equipment Installment Plan (“EIP”).

•
In addition, qualifying customers who finance their initial device with an EIP can enroll in our JUMP!® program (“JUMP!”) to later upgrade their device. Upon a qualifying JUMP! upgrade, the customer’s remaining EIP balance is settled provided they trade-in their used device at the time of upgrade in good working condition and purchase a new device from us on a new EIP.

•
In 2015, we introduced JUMP! On Demand. With JUMP! On Demand, a low monthly payment covers the cost of leasing a new device and gives qualified customers the freedom to exchange it for a new device up to three times in 12 months for no extra fee. Upon device upgrade or at lease end, customers must return their device in good working condition or purchase their device.

Network Transformation Update

We continue to increase the depth, breadth and functionality of the nation’s densest LTE network by adding new spectrum to increase coverage, and re-farming existing spectrum and implementing new technology to augment capacity. Collectively, these network advancements help provide improved network performance and reliability for our customers.

Spectrum Growth

We provide mobile communication services utilizing mid-band spectrum licenses, such as Advanced Wireless Services (“AWS”) and Personal Communications Service (“PCS”), and low-band spectrum licenses utilizing our 700 MHz A-Block spectrum.

•
We owned or had agreements to own an average of 86 MHz of spectrum across the top 25 markets in the U.S. as of December 31, 2016, comprised of an average of 12 MHz in the 700 MHz band, 30 MHz in the 1900 MHz PCS band and 44 MHz in the AWS band. This is compared to an average of 85 MHz of spectrum across the top 25 markets in the U.S. as of December 31, 2015.

•
Over the last year, we have entered into and closed on various agreements for the acquisition and exchange of 700 MHz A-Block, AWS and PCS spectrum licenses. See Note 5 – Goodwill, Spectrum Licenses and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

•
In addition, we intend to opportunistically acquire spectrum licenses in private party transactions and future Federal Communications Commissions (“FCC”) spectrum license auctions, including the broadcast incentive auction of low-band 600 MHz spectrum licenses that is currently in-progress.

•
We have continued to build out our network to concentrate our cell sites where our customers need data most. We had approximately 66,000 cell sites, including macro sites and distributed antenna system network nodes as of December 31, 2016, compared to approximately 64,000 cell sites as of December 31, 2015.

•
In 2015, we completed the shutdown of the MetroPCS Code Division Multiple Access (“CDMA”) network. The migration of customers from the MetroPCS CDMA network onto T-Mobile’s LTE and Evolved High Speed Packet Access Plus network provides faster network performance for MetroPCS customers with compatible handsets.

Network Coverage Growth

•
We continue to expand our coverage breadth and currently provide 4G LTE coverage to 314 million people, up from zero 4G LTE coverage four years ago. We are targeting to provide 320 million people with 4G LTE coverage by year-end 2017.

•
We own 700 MHz A-Block spectrum covering 272 million people or approximately 84% of the U.S. population. The spectrum covers all of the top 10 market areas and 29 of the top 30 market areas in the U.S.

•
We have deployed our 700 MHz A-Block spectrum in over 500 market areas covering more than 252 million people under the name “Extended Range LTE.” We expect to continue to aggressively roll-out new 700 MHz market areas in 2017 including Chicago, Eastern Montana, and substantially all of the remaining population in 700 MHz licensed areas.

Network Capacity Growth

We continue to expand our capacity through the re-farming of existing spectrum and implementation of new technologies including Voice over LTE ("VoLTE"), Carrier Aggregation, 4x4 MIMO, and 256 Quadrature Amplitude Modulation ("QAM").

•
At the end of the fourth quarter of 2016, approximately 70% of spectrum was being used for 4G LTE compared to 52% at the end of the fourth quarter of 2015. We expect to continue to re-farm spectrum currently committed to 2G and 3G technologies.

•
Re-farmed spectrum enables us to continue expanding Wideband LTE, which currently covers 232 million people. Wideband LTE refers to markets that have bandwidth of at least 15+15 MHz dedicated to 4G LTE.

•
VoLTE currently comprises approximately 67% of total voice calls compared to 39% in December 2015. Moving voice traffic to VoLTE frees up spectrum and allows for the transition of spectrum currently used for 2G and 3G to 4G LTE. We are leading the U.S. wireless industry in terms of VoLTE migration.

•	Carrier aggregation is live for our customers in 674 cities. This advanced technology delivers superior speed and performance by bonding two or three discrete spectrum channels together.

•
4x4 MIMO is currently available in more than 300 cities. This technology effectively delivers twice the speed, and incremental network capacity, to customers by doubling the number of data paths between the cell site and a customer's device.

•	We have rolled out 256 QAM, which increases the number of bits delivered per transmission to enable faster speed.

•
Innovative programs like Binge On and T-Mobile ONE also create capacity by optimizing video for mobile viewing. These programs deliver material capacity benefits to both customers and our network. Since the launch of Binge On, our customers have watched more than 4 billion hours of optimized video.

Network Speed Leadership

We continue to have the fastest nationwide 4G LTE network in the U.S. based on both download and upload speeds from millions of user-generated tests. This is the twelfth consecutive quarter that we have led the industry in both download and upload speeds.

Distribution

We had approximately 52,000 total points of distribution, including approximately 13,000 T-Mobile and MetroPCS branded locations and 39,000 third-party and national retailer locations, as well as distribution through our websites, as of December 31, 2016. Our distribution density in major metropolitan areas provides customers with the convenience of having retail and service locations close to where they live and work.

Competition

The wireless telecommunications industry is highly competitive. We are the third largest provider of postpaid service plans and the largest provider of prepaid service plans in the U.S. as measured by customers. Our competitors include other national carriers, such as AT&T Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”) and Sprint Corporation. AT&T and Verizon are significantly larger than us and may enjoy greater resources and scale advantages as compared to us. In addition, our competitors include numerous smaller regional carriers, existing MVNOs, such as TracFone Wireless, Inc., and future MVNOs, such as Comcast Corporation and Charter Communications, Inc., many of which offer or plan to offer no-contract, prepaid service plans. Competitors also include providers who offer similar communication services, such as voice and messaging, using alternative technologies or services. Competitive factors within the wireless telecommunications industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies, availability of additional spectrum licenses and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation.  Other competitors have sought to add ancillary services, like mobile video, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on margins as companies compete to retain the current customer base and continue to add new customers.

Employees

As of December 31, 2016, we employed approximately 50,000 full-time and part-time employees, including network, retail, administrative and customer support functions.

Regulation

The FCC regulates many key aspects of our business, including licensing, construction, the operation and use of our network, modifications of our network, control and ownership of our licenses and authorizations, the sale, transfer and acquisition of certain licenses, domestic roaming arrangements and interconnection agreements, pursuant to its authority under the Communications Act of 1934, as amended (“Communications Act”). The FCC has a number of complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911 and E-911 services, porting telephone numbers, interconnection, roaming, internet openness or net neutrality, disabilities access, privacy and cybersecurity, consumer protection, and the universal service and Lifeline programs. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or results of operations. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

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

Additionally, Congress’ and the FCC’s allocation of additional spectrum for broadband commercial mobile radio service (“CMRS”), which includes cellular, PCS and specialized mobile radio, could significantly increase competition. We cannot assess the impact that any developments that may occur in the U.S. economy or any future spectrum allocations by the FCC may have on license values. FCC spectrum auctions and other market developments may adversely affect the market value of our licenses in the future. A significant decline in the value of our licenses could adversely affect our financial condition and results of operations. In addition, the FCC periodically reviews its policies on how to evaluate carriers’ spectrum holdings. A change in these policies could affect spectrum resources and competition among us and other carriers.

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

While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless communication providers, certain state and local governments regulate other terms and conditions of wireless service, including billing, termination of service arrangements and the imposition of early termination fees, advertising, network outages, the use of devices while driving, zoning and land use. Additionally, the Federal Trade Commission (“FTC”) and other federal agencies have asserted that they have jurisdiction over some consumer protection and elimination and prevention of anticompetitive business practices with respect to the provision of non-common carrier services. Further, the FCC and the Federal Aviation Administration regulate the siting, lighting and construction of transmitter towers and antennae. Tower siting and construction are also subject to state and local zoning, as well as federal statutes regarding environmental and historic preservation. The future costs to comply with all relevant regulations are to some extent unknown and changes to regulations, or the applicability of regulations, could result in higher operating and capital expenses, or reduced revenues in the future.

Available Information

Our Form 10-K and all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at investor.t-mobile.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance guidelines, code of business conduct, code of ethics for senior financial officers and charters for the audit, compensation, nominating and corporate governance and executive committees of our board of directors are also posted on the Investor Relations section of our website at investor.t-mobile.com. The information on our websites is not part of this or any other report we file with, or furnishes to, the SEC.

Investors and others should note that we announce material financial and operational information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts.  We intend to also use the @TMobileIR Twitter account (https://twitter.com/TMobileIR) and the @JohnLegere Twitter (https://twitter.com/JohnLegere), Facebook and Periscope accounts, which Mr. Legere also uses as means for personal communications and observations, as means of disclosing information about the Company and its services and for complying with its disclosure obligations under Regulation FD.  The information we post through these social media channels may be deemed material.  Accordingly, investors should monitor these social media channels in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.  The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time as listed on the Company’s investor relations website.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating T-Mobile. Our business, financial condition, liquidity, or operating results, as well as the price of our common stock and other securities, could be materially adversely affected by any of these risks.

Risks Related to Our Business and the Wireless Industry

The scarcity and cost of additional wireless spectrum, and regulations relating to spectrum use, may adversely affect our business strategy and financial performance.

We will need to acquire additional spectrum in order to continue our customer growth, expand and deepen our coverage, maintain our quality of service, meet increasing customer demands and deploy new technologies. We will be at a competitive disadvantage and possibly experience erosion in the quality of service in certain markets if we fail to gain access to necessary spectrum before reaching capacity. As a result, we are actively seeking to make additional investment in spectrum, which could be significant.

The continued interest in, and acquisition of, spectrum by existing carriers and others may reduce our ability to acquire and/or raise the cost of acquiring spectrum in the secondary market or negatively impact our ability to gain access to spectrum through other means, including government auctions. We may need to enter into spectrum sharing or leasing arrangements, which are subject to certain risks and uncertainties and may involve significant expenditures. Although the FCC is conducting an auction for low band spectrum, in which we are participating, gaining access to that spectrum may take up to three years or more. Any material delay could adversely impact our ability to implement our plans and efforts to improve our network. In addition, our return on investment in spectrum depends on our ability to attract additional customers and to provide additional services and usage to existing customers. As a result, the return on any investment in spectrum that we make may not be as much as we anticipate or take longer than expected. Additionally, we may be unable to secure the spectrum we need in any auction we may elect to participate in or in the secondary market, on favorable terms or at all.

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

Competition, industry consolidation, and changes in the market for wireless services could negatively affect our ability to attract and retain customers and adversely affect our business, financial condition, and operating results.

We have multiple wireless competitors, some of which have greater resources than us and compete for customers based principally on service/device offerings; price; network coverage, speed and quality; and customer service. We expect market saturation to continue to cause the wireless industry’s customer growth rate to be moderate in comparison with historical growth rates or possibly negative, leading to ongoing competition for customers. Customer churn may increase as the wireless industry shifts away from service contracts. We also expect that our customers’ appetite for data services will place increasing demands on our network capacity. This competition and our capacity will continue to put pressure on pricing and margins as companies compete for potential customers. Our ability to compete will depend on, among other things, continued absolute and relative improvement in network quality and customer services, effective marketing and selling of products and services, attractive pricing, and cost management, all of which will involve significant expenses.

Joint ventures, mergers, acquisitions and strategic alliances in the wireless sector have resulted in and are expected to result in larger competitors competing for a limited number of customers. The two largest national wireless communication providers currently serve a significant percentage of all wireless customers and hold significant spectrum and other resources. Our largest competitors may be able to enter into exclusive handset, device, or content arrangements, execute pervasive advertising and marketing campaigns, or otherwise improve their cost position relative to ours. In addition, refusal of our large competitors to provide critical access to resources and inputs, such as roaming services on reasonable terms, could improve their position within the wireless broadband mobile services industry.

We are also facing competition from other service providers as industry sectors converge, such as telecom services and content; satellite, wireless, and fiber; and other service providers. Companies like Comcast and AT&T/DirecTV (and AT&T’s proposed acquisition of Time Warner) will have the scale and assets to aggressively compete in a converging industry. Verizon is also a significant competitor focusing on premium content offerings as well as acquisitions and proposed acquisitions like AOL and Yahoo to diversify outside of core wireless. Further, some of our competitors now provide content services in addition to voice and broadband services, and consumers are increasingly accessing video content from Internet-based providers and applications, all of which create increased competition in this area. These factors, together with the effects of the increasing aggregate penetration of wireless services in all metropolitan areas and the ability of our larger competitors to use resources to build out their networks and to quickly deploy advanced technologies, could make it more difficult for us to continue to attract and retain customers, and may adversely affect our competitive position and ability to grow, which would have a material adverse effect on our business, financial condition and operating results.

If we are unable to take advantage of technological developments on a timely basis, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Significant technological changes continue to impact the communications industry. In general, these technological changes enhance communications and enable a broader array of companies to offer services competitive with ours. In order to grow and remain competitive with new and evolving technologies in our industry, we will need to adapt to future changes in technology, continually invest in our network, enhance our existing offerings, and introduce new offerings to address our current and potential customers’ changing demands. Enhancing our network, such as deploying 5G, is subject to risk from equipment changes and migration of customers from existing spectrum bands and the potential inability to secure spectrum necessary to deploy advanced technologies. Adopting new and sophisticated technologies may result in implementation issues such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, customer dissatisfaction, and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. In general, the development of new services in the wireless telecommunications industry will require us to anticipate and respond to the continuously changing demands of our customers, which we may not be able to do accurately or timely. We could experience a material adverse effect on our business, operations, financial condition and operating results if our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated.

We could be harmed by data loss or other security breaches, whether directly or by way of third parties.

Our business, like that of most retailers and wireless companies, involves the receipt, storage, and transmission of confidential information, including sensitive personal information and payment card information, confidential information about our employees and suppliers, and other sensitive information about our company, such as our business plans, transactions and intellectual property (“confidential information”). Unauthorized access may be difficult to anticipate, detect, or prevent, particularly given that the methods of unauthorized access constantly change and evolve. We may experience unauthorized access or distribution of confidential information by third parties or employees, errors or breaches by third party suppliers, or other breaches of security that compromise the integrity of confidential information, and such breaches can have a materially adverse effect on our business or damage our reputation.

In addition, cyber-attacks, such as denial of service and other malicious attacks, could disrupt our internal systems and applications, impair our ability to provide services to our customers, and have other adverse effects on our business and that of others who depend on our services. As a telecommunications carrier, we are considered a critical infrastructure provider and therefore may be more likely to be the target of such attacks. Such attacks against companies may be perpetrated by a variety of groups or persons, including those in jurisdictions where U.S. law enforcement is or has been unable to effectively address such attacks.

In addition, we provide confidential, proprietary and personal information to third-party service providers when it is necessary to pursue business objectives. We and our third-party service providers have been subject to unauthorized access to confidential information in the past, including a breach at one of our credit check providers in September 2015 in which a subset of records containing current and potential customer information was compromised by an external party.

Although we regularly review our procedures and safeguards to prevent unauthorized access to sensitive data and to defend against attacks seeking to disrupt our services, the ever-evolving threat landscape requires us to continually evaluate and adapt our systems and processes. We cannot assure you that the preventive actions we take will be adequate to repel a significant attack or prevent information security breaches or the misuses of data, unauthorized access by third parties or employees, or exploits against third-party supplier environments. If we are subject to such attacks or compromise, we may incur significant costs, be subject to regulatory investigations, sanctions and private litigation, experience disruptions to our operations or suffer damage to our reputation. Although the cyber-attacks that we and our third-party service providers have been subjected to in the past have not caused significant harm to our company, future cyber-attacks may materially adversely affect our business, financial condition, and operating results.

System failures and business disruptions may allow unauthorized use of or interference with our network and other systems which could be materially adversely affect our reputation and financial condition.

To be successful, we must provide our customers with reliable, trustworthy service and protect the communications, location, and personal information shared or generated by our customers. We rely upon both our systems and networks and the systems and networks of other providers and suppliers to provide and support our services and, in some cases, protect our customers’ and our information. Failure of our or others’ systems, networks, or infrastructure may prevent us from providing reliable service or may allow for the unauthorized use of or interference with our networks and other systems or for the compromise of customer information. Examples of these risks include:

•	human error such as responding to deceptive communications or unintentionally executing malicious code;

•	physical damage, power surges or outages, or equipment failure, including those as a result of severe weather, natural disasters, terrorist attacks, and acts of war;

•	theft of customer and/or proprietary information offered for sale for competitive advantage or corporate extortion;

•	unauthorized access to our IT and business systems or to our network and critical infrastructure and those of our suppliers and other providers;

•	supplier failures or delays; and

•	system failures or outages of our business systems or communications network.

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

We are in the process of implementing a new billing system, which will support a portion of our subscribers, while maintaining our legacy billing system. Any unanticipated difficulties, disruption, or significant delays could have adverse operational, financial, and reputational effects on our business.

We are currently implementing a new customer billing system, which involves a new third-party supported platform and utilization of a phased deployment approach. Post implementation, we plan to operate both the existing and new billing systems in parallel to aid in the transition to the new system until all phases of the conversion are complete.

The implementation may cause major system or business disruptions, or we may fail to implement the new billing system in a timely or effective manner. In addition, the third-party billing services supporting vendor may experience errors, cyber-attacks, or other operational disruptions that could negatively impact us and over which we may have limited control. Interruptions and/or failure of this new billing services system could disrupt our operations and impact our ability to provide or bill for our services, retain customers, attract new customers, or negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our operations and financial condition, material weaknesses in our internal control over financial reporting, and reputational damage.

We rely on third parties to provide products or services for the operation of our business, and a failure or inability by such parties to provide these products or services could adversely affect our business, financial condition, and operating results.

We depend heavily on suppliers, their subcontractors, and other third parties in order for us to efficiently operate our business. Our business is complex, and it is not unusual for multiple vendors located in multiple locations to help us to develop, maintain, and troubleshoot products and services, such as network components, software development services, and billing and customer service support. Our suppliers may provide services outside of the United States, which carries associated additional regulatory and legal obligations. We generally rely upon the suppliers to provide contractual assurances and accurate information regarding risks associated with their provision of products or services in accordance with our expectations and standards such as our supplier code of conduct and our third party-risk management standard, and they may fail to do so.

Generally, there are multiple sources for the types of products and services we purchase or use. However, we currently rely on a limited number of suppliers for billing services, voice and data communications transport services, network infrastructure, equipment, handsets, other devices, and payment processing services, among other products and services. Disruptions or failure of such suppliers to adequately perform could have a material adverse effect on our business, operations, and financial performance.

In the past, our suppliers, contractors and third-party retailers may not have always performed at the levels we expected or at the levels required by their contracts. Our business could be severely disrupted if key suppliers, contractors, service providers, or third-party retailers fail to comply with their contracts or become unable to continue the supply due to patent or other intellectual property infringement actions or other disruptions. Our business could also be disrupted if we experience delays or service degradation during any transition to a new outsourcing provider or other supplier or we were required to replace the supplied products or services with those from another source, especially if the replacement became necessary on short notice. Any such disruptions could have a material adverse effect on our business, financial condition, and operating results.

Economic, political, and market conditions may adversely affect our business and financial performance, as well as our access to financing on favorable terms or at all.

Our business and financial performance are sensitive to changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, economic growth, energy costs, and other macro-economic factors. Difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition, and operating results.

Market volatility, political and economic uncertainty, and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Our services are available to a broad customer base, a significant segment of which may be more vulnerable to weak economic conditions. We may have greater difficulty in gaining new customers within this segment, and existing customers may be more likely to terminate service due to an inability to pay.

Weak economic conditions and credit conditions may also adversely impact our suppliers and dealers, some of which have filed for or may be considering bankruptcy, or may experience cash flow or liquidity problems, or are unable to obtain or refinance credit such that they may no longer be able to operate. Any of these could adversely impact our ability to distribute, market, or sell our products and services.

In addition, instability in the global financial markets could lead to periodic volatility in the credit, equity, and fixed income markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us or at all.

The agreements governing our indebtedness and other financing arrangements include restrictive covenants that limit our operating flexibility.

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions, subject in certain cases to customary baskets, exceptions, and incurrence-based ratio tests, may limit our or our subsidiaries’ ability to engage in some transactions, including the following:

•	incurring additional indebtedness and issuing preferred stock;

•	paying dividends, redeeming capital stock, or making other restricted payments or investments;

•	selling or buying assets, properties, or licenses, including participating in future FCC auctions of spectrum or private sales of spectrum;

•	developing assets, properties, or licenses that we have or in the future may procure;

•	creating liens on assets;

•	engaging in mergers, acquisitions, business combinations, or other transactions;

•	entering into transactions with affiliates; and

•	placing restrictions on the ability of subsidiaries to pay dividends or make other payments.

These restrictions could limit our ability to react to changes in our operating environment or the economy. Any future indebtedness that we incur may contain similar or more restrictive covenants. Any failure to comply with the restrictions of our debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving our lenders the right to terminate any commitments they had made to provide us with further funds and to require us to repay all amounts then outstanding. Any of these events would have a material adverse effect on our business, financial condition, and operating results.

Our significant indebtedness could adversely affect our business, financial condition and operating results.

Our ability to make payments on our debt, to repay our existing indebtedness when due, and to fund our capital intensive business and operations, and significant planned capital expenditures will depend on our ability to generate cash in the future, which is in turn subject to the operational risks described elsewhere in this report. Our debt service obligations could have material adverse effects on our business, financial condition, and operating results, including by:

•	limiting our flexibility in planning for, or reacting to, changes in our business or the communications industry or pursuing growth opportunities;

•	reducing the amount of cash available for other operational or strategic needs; and

•	placing us at a competitive disadvantage to competitors who are less leveraged than we are.

Some of our debt also has a floating rate of interest linked to various indices. If the resets or the change in indices result in interest rate increases, debt service requirements will increase, which could adversely affect our cash flow and operating results. While we have and may enter into agreements limiting our exposure to higher interest rates in the future, any such agreements may not offer complete protection from this risk, and any portion not subject to such agreements would have full exposure to higher interest rates. Any of these risks could have a material adverse effect on our business, financial condition and operating results.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial statements or may have a material adverse effect on our business.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we along with our independently registered public accounting firm are required to report on the effectiveness of our internal controls over financial reporting. We rely heavily on IT systems as an important part of our internal controls in order to operate, transact, and otherwise manage our business, as well as provide effective and timely reporting of our financial results. Failure to design and maintain effective internal controls, including those over our IT systems, could constitute a material weakness that could result in inaccurate financial statements, inaccurate disclosures, or failure to prevent fraud. If we or our independent registered public accounting firm were unable to conclude that we have effective internal controls, investor confidence regarding our financial statements and our business could be materially adversely affected.

Our financial performance will be impaired if we experience high fraud rates related to device financing, credit cards, dealers, or subscriptions.

Our operating costs could increase substantially as a result of fraud, including device financing, customer credit card, subscription, or dealer fraud. If our fraud detection strategies and processes are not successful in detecting and controlling fraud, whether directly or by way of the systems, processes, and operations of third parties such as national retailers, dealers, and others, the resulting loss of revenue or increased expenses could have a materially adverse impact on our financial condition and operating results.

We rely on highly-skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture.

The market for highly skilled workers and leaders in our industry is extremely competitive. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly-skilled personnel for all areas of our organization. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, changes to U.S. immigration policy, competitors’ hiring practices, employee tolerance for the significant amount of change within and demands on our company and our industry, and the effectiveness of our compensation programs. Our continued ability to compete effectively depends on our ability to retain and motivate our existing employees and to attract new employees. If we do not succeed in retaining and motivating our existing key employees and attracting new key personnel, we may not be able to meet our business plan and, as a result, our revenue growth and profitability may be materially adversely affected.

Any acquisition, investment, or merger may subject us to significant risks, any of which may harm our business.

We may pursue acquisitions of, investments in or mergers with businesses, technologies, services and/or products that complement or expand our business. Some of these potential transactions could be significant relative to the size of our business and operations. Any such transaction would involve a number of risks and could present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business;

•	increased costs to integrate the networks, spectrum, technology, personnel, customer base and business practices of the business involved in any such transaction with our business;

•
difficulties in effectively integrating the financial and operational reporting systems of the business involved in any such transaction into (or supplanting such systems with) our financial and operational reporting infrastructure and internal control framework in an effective and timely manner;

•	potential exposure to material liabilities not discovered in the due diligence process or as a result of any litigation arising in connection with any such transaction;

•	significant transaction expenses in connection with any such transaction, whether consummated or not;

•	risks related to our ability to obtain any required regulatory approvals necessary to consummate any such transaction;

•
acquisition financing may not be available on reasonable terms or at all and any such financing could significantly increase our outstanding indebtedness or otherwise affect our capital structure or credit ratings; and

•
any business, technology, service, or product involved in any such transaction may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our transaction, which could, among other things, also result in a write-down of goodwill and other intangible assets associated with such transaction.

For any or all of these reasons, our pursuit of an acquisition, investment, or merger may have a material adverse effect on our business, financial condition, and operating results.

Risks related to Legal and Regulatory Matters

Changes in regulations or in the regulatory framework under which we operate could adversely affect our business prospects or operating results.

The FCC regulates the licensing, construction, modification, operation, ownership, sale, and interconnection of wireless communications systems, as do some state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands. Additionally, the FTC and other federal agencies have asserted that they have jurisdiction over some consumer protection, and elimination and prevention of anticompetitive business practices with respect to the provision of wireless products and services. We are subject to regulatory oversight by various federal, state and local agencies, as well as judicial review and actions, on issues related to the wireless industry that include, but are not limited to: roaming, spectrum allocation and licensing, facilities siting, pole attachments, intercarrier compensation, Universal Service Fund (“USF”), net neutrality, special access, 911 services, consumer protection, consumer privacy, and cybersecurity. We are also subject to regulations in connection with other aspects of our business, including handset financing and insurance activities.

We cannot assure you that the FCC or any other federal, state or local agencies will not adopt regulations or take other enforcement or other actions that would adversely affect our business, impose new costs, or require changes in current or planned operations. For example, in June 2015, the FCC’s new net neutrality rules became effective, with the exception of enhanced transparency requirements, a portion of which became effective January 2017. In 2016, the FCC also adopted a new broadband privacy regime that applies to our operations. Both sets of rules potentially subject some of our initiatives and practices to more burdensome requirements and heightened scrutiny by federal and state regulators, the public, edge providers, and private litigants regarding whether such initiatives or practices are compliant.

In addition, states are increasingly focused on the quality of service and support that wireless communication providers provide to their customers and several states have proposed or enacted new and potentially burdensome regulations in this area. We also face potential investigations by, and inquiries from or actions by state Public Utility Commissions. We also cannot assure you that Congress will not amend the Communications Act, from which the FCC obtains its authority and which serves to limit state authority, or enact other legislation in a manner that could be adverse to our business.

Failure to comply with applicable regulations could have a material adverse effect on our business, financial condition and operating results. We could be subject to fines, forfeitures, and other penalties (including, in extreme cases, revocation of our spectrum licenses) for failure to comply with FCC or other governmental regulations, even if any such non-compliance was unintentional. The loss of any licenses, or any related fines or forfeitures, could adversely affect our business, financial condition, and operating results.

Unfavorable outcomes of legal proceedings may adversely affect our business and financial condition.

We are regularly involved in a number of legal proceedings before various state and federal courts, the FCC, the FTC, other federal agencies, and state and local regulatory agencies, including state attorneys general. Such legal proceedings can be complex, costly, and highly disruptive to business operations by diverting the attention and energies of management and other key personnel. The assessment of the outcome of legal proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The amounts ultimately received or paid upon settlement or pursuant to final judgment, order or decree may differ materially from amounts accrued in our financial statements. In addition, litigation or similar proceedings could impose restraints on our current or future manner of doing business. Such potential outcomes including judgments, awards, settlements or orders could have a material adverse effect on our business, financial condition, operating results or ability to do business.

We offer highly regulated financial services products. These products expose us to a wide variety of state and federal regulations.

The financing of devices, including through our EIP and JUMP! On Demand programs, has expanded our regulatory compliance obligations. If we fail to remain compliant with any of these regulations, then we face the risk of:

•
increased consumer complaints and potential examinations or enforcement actions by federal and state regulatory agencies, including but not limited to the Consumer Financial Protection Board, the FCC and the FTC;

•	violation of financial services and consumer protections regulations may result in regulatory fines, penalties, enforcement actions, civil litigation, and/or class action lawsuits.

Failure to comply with applicable regulations and the realization of any of these risks could have a material adverse effect on our business, financial condition, and operating results.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We rely on a combination of patent, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary rights. We may not have the ability in certain jurisdictions to adequately protect intellectual property rights. Moreover, others may independently develop processes and technologies that are competitive to ours. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. We cannot be sure that any legal actions against such infringers will be successful, even when our rights have been infringed. We cannot assure you that our pending or future patent applications will be granted or enforceable, or that the rights granted under any patent that may be issued will provide us with any competitive advantages. In addition, we cannot assure you that any trademark or service mark registrations will be issued with respect to pending or future applications or will provide adequate protection of our brands. We do not have insurance coverage for intellectual property losses, and as such, a charge for an anticipated settlement or an adverse ruling awarding damages represents unplanned loss events. Any of these factors could have material adverse effects on our business, financial condition, and operating results.

Third parties may claim we infringe their intellectual property rights. We are a defendant in numerous intellectual property lawsuits, including patent infringement lawsuits, which exposes us to the risk of adverse financial impact either by way of significant settlement amounts or damage awards. As we adopt new technologies and new business systems, and provide customers with new products and/or services, we may face additional infringement claims. These claims could require us to cease certain activities or to cease selling relevant products and services. These claims can be time-consuming and costly to defend, and divert management resources, and expose us to significant damages awards or settlements, any or all of which could have a material adverse effect on our operations and financial condition. In addition to litigation directly involving our company, our vendors and suppliers can be threatened with patent litigation and/or subjected to the threat of disruption or blockage of sale, use, or importation of products, posing the risk of supply chain interruption to particular products and associated services exposing us to material adverse operational and financial impacts.

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, and/or local agencies, or how judicial authorities apply tax laws.

In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, surcharges and regulatory fees (“tax” or “taxes”) to numerous federal, state and local governmental authorities, including federal USF contributions and common carrier regulatory fees. In addition, we incur and pay state and local taxes and fees on purchases of goods and services used in our business.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of tax laws are uncertain and subject to differing interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband internet access and cloud related services. Changes in tax laws could impact revenue on tax inclusive plans.

In the event that we have incorrectly described, disclosed, calculated, assessed, or remitted amounts that were due to governmental authorities, we could be subject to additional taxes, fines, penalties, or other adverse actions, which could materially impact our operations or financial condition. In the event that federal, state, and/or local municipalities were to significantly increase taxes on our network, operations, or services, or seek to impose new taxes, it could have a material adverse effect on our margins and financial and operational results.

Our wireless licenses are subject to renewal and may be revoked in the event that we violate applicable laws.

Our existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted. Historically, the FCC has approved our license renewal applications. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. In addition, our licenses are subject to our compliance with the terms set forth in the agreement pertaining to national security among Deutsche Telekom, the Federal Bureau of Investigation, the Department of Justice, the Department of Homeland Security and the Company. The failure of Deutsche Telekom or the Company to comply with the terms of this agreement could result in fines, injunctions and other penalties, including potential revocation or non-renewal of our spectrum licenses. If we fail to timely file to renew any wireless license or fail to meet any regulatory requirements for renewal, including construction and substantial service requirements, we could be denied a license renewal. Many of our wireless licenses are subject to interim or final construction requirements and there is no guarantee that the FCC will find our construction, or the construction of prior licensees, sufficient to meet the build-out or renewal requirements. The FCC has pending a rulemaking proceeding to reevaluate, among other things, its wireless license renewal showings and standards and may in this or other proceedings promulgate changes or additional substantial requirements or conditions to its renewal rules, including revising license build out requirements. Accordingly, we cannot assure you that the FCC will renew our wireless licenses upon their expiration. If any of our wireless licenses were to be revoked or not renewed upon expiration, we would not be permitted to provide services under that license, which could have a material adverse effect on our business, financial condition, and operating results.

Our business could be adversely affected by findings of product liability for health/safety risks from wireless devices and transmission equipment, as well as by changes to regulations/radio frequency emission standards.

We do not manufacture the devices or other equipment that we sell, and we depend on our suppliers to provide defect-free and safe equipment. Suppliers are required by applicable law to manufacture their devices to meet certain governmentally imposed safety criteria. However, even if the devices we sell meet the regulatory safety criteria, we could be held liable with the equipment manufacturers and suppliers for any harm caused by products we sell if such products are later found to have design or manufacturing defects. We generally seek to enter into indemnification agreements with the manufacturers who supply us with devices to protect us from losses associated with product liability, but we cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.

Allegations have been made that the use of wireless handsets and wireless transmission equipment, such as cell towers, may be linked to various health concerns, including cancer and brain tumors. Lawsuits have been filed against manufacturers and carriers in the industry claiming damages for alleged health problems arising from the use of wireless handsets. In addition, the FCC has from time to time gathered data regarding wireless handset emissions and its assessment of this issue may evolve based on its findings. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated. These allegations may lead to changes in regulatory standards. There have also been other allegations regarding wireless technology, including allegations that wireless handset emissions may interfere with various electronic medical devices (including hearing aids and pacemakers), airbags and anti-lock brakes. Defects in the products of our suppliers, such the recent recalls by a handset Original Equipment Manufacturer (“OEM”) on one of its smartphone devices, could have an adverse impact on our operating results.

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

Through its control of the voting power of our common stock and the rights granted to Deutsche Telekom in our certificate of incorporation and the Stockholder’s Agreement, Deutsche Telekom controls the election of our directors and all other matters requiring the approval of our stockholders. By virtue of Deutsche Telekom’s voting control, we are a “controlled company,” as defined in the NASDAQ listing rules, and are not subject to NASDAQ requirements that would otherwise require us to have a majority of independent directors, a nominating committee composed solely of independent directors or a compensation committee composed solely of independent directors. Accordingly, our stockholders will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies with respect to corporate governance for so long as we rely on these exemptions from the corporate governance requirements.

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

•	the acquisition of any business, debt or equity interests, operations or assets of any person for consideration in excess of $1 billion;

•	the sale of any of our or our subsidiaries’ divisions, businesses, operations or equity interests for consideration in excess of $1 billion;

•	any change in the size of our board of directors;

•	the issuances of equity securities in excess of 10% of our outstanding shares or to repurchase debt held by Deutsche Telekom;

•	the repurchase or redemption of equity securities or the declaration of extraordinary or in-kind dividends or distributions other than on a pro rata basis; or

•	the termination or hiring of our chief executive officer.

These restrictions could prevent us from taking actions that our board of directors may otherwise determine are in the best interests of the Company and our stockholders or that may be in the best interests of our other stockholders.

Deutsche Telekom effectively has control over all matters submitted to our stockholders for approval, including the election or removal of directors, changes to our certificate of incorporation, a sale or merger of our company and other transactions requiring stockholder approval under Delaware law. Deutsche Telekom’s controlling interest may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, the Company. Deutsche Telekom may have strategic, financial, or other interests different from our other stockholders, including as the holder of a substantial amount of our indebtedness and as the counter-party in a number of commercial arrangements, and may make decisions adverse to the interests of our other stakeholders.

Future sales or issuances of our common stock, including sales by Deutsche Telekom, could have a negative impact on our stock price.

We cannot predict the effect, if any, that market sales of shares or the availability of shares of our common stock will have on the prevailing trading price of our common stock from time to time. Sales of a substantial number of shares of our common stock could cause our stock price to decline and could result in dilution of your shares.

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

•	analyst projections, predictions and forecasts, analyst target prices for our securities and changes in, or our failure to meet, securities analysts’ expectations;

•	transaction in our common stock by major investors;

•	Deutsche Telekom’s financial performance, results of operation, or actions implied or taken by Deutsche Telekom;

•	entry of new competitors into our markets or perceptions of increased price competition, including a price war;

•	our performance, including subscriber growth, and our financial and operational metric performance;

•	market perceptions relating to our services, network, handsets, and deployment of our LTE platform and our access to iconic handsets, services, applications, or content;

•	market perceptions of the wireless communications industry and valuation models for us and the industry;

•	conditions or trends in the Internet and the industry sectors we operate in;

•	changes in our credit rating or future prospects;

•	changes in interest rates;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	the availability or perceived availability of additional capital in general and our access to such capital;

•
actual or anticipated consolidation, or other strategic mergers or acquisition activities involving us or our competitors, or other participants in related or adjacent industries, or market speculations regarding such activities;

•	disruptions of our operations or service providers or other vendors necessary to our network operations;

•	the general state of the U.S. and world politics and economies, including changes in interest rates; and

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

We have never paid or declared any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Our credit facilities and the indentures and supplemental indentures governing our long-term debt to affiliates and third parties contain covenants that, among other things, restrict our ability to declare or pay dividends on our common stock. In addition, no dividend may be declared or paid on our common stock, other than dividends payable solely in Shares of our common stock, unless all accrued dividends for all completed dividend periods have been declared and paid on our preferred stock. Other than to pay dividends on our preferred stock, we currently intend to retain future earnings, if any, to invest in our business.

Our stockholder rights plan could prevent a change in control of our Company in instances in which some stockholders may believe a change in control is in their best interests.

We have a stockholder rights plan (“Rights Plan”) in effect that will expire in March 2017, unless renewed. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire our company on terms that our board of directors does not believe are in our and our stockholders’ best interest. The Rights Plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire the Company and to provide our board of directors with adequate time to evaluate unsolicited offers. The Rights Plan may prevent or make takeovers or unsolicited corporate transactions with respect to our company more difficult, even if stockholders may consider such transactions favorable, possibly including transactions in which stockholders might otherwise receive a premium for their shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, our significant properties used in connection with switching centers, data centers, call centers and warehouses were as follows:

	Approximate Number	Approximate Size in Square Feet
Switching centers	57	1,400,000
Data centers	8	600,000
Call center	16	1,300,000
Warehouses	16	500,000

As of December 31, 2016, we leased approximately 60,000 cell sites.

As of December 31, 2016, we leased approximately 2,000 T-Mobile and MetroPCS retail locations, including stores and kiosks ranging in size from approximately 100 square feet to 17,000 square feet.

We currently lease office space totaling approximately 950,000 square feet for our corporate headquarters in Bellevue, Washington. We use these offices for engineering and administrative purposes. We also lease space throughout the U.S., totaling approximately 1,200,000 square feet as of December 31, 2016, for use by our regional offices primarily for administrative, engineering and sales purposes.

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

Item 4. Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “TMUS.” As of December 31, 2016, there were 309 registered stockholders of record of our common stock, but we estimate the total number of stockholders to be much higher as a number of our shares are held by brokers or dealers for their customers in street name.

The high and low common stock sales prices per share were as follows:

	High	Low
Year Ended December 31, 2016
First Quarter	$41.23	$33.23
Second Quarter	44.13	37.93
Third Quarter	48.11	42.71
Fourth Quarter	59.19	44.91
Year Ended December 31, 2015
First Quarter	$33.48	$26.46
Second Quarter	40.77	31.19
Third Quarter	43.43	36.33
Fourth Quarter	42.06	34.24

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

Performance Graph

The graph below compares the five-year cumulative total returns of T-Mobile, the NASDAQ Composite index, the S&P 500 index and the Dow Jones US Mobile Telecommunications TSM index. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2011 to December 31, 2016. For periods prior to the closing of the business combination with MetroPCS, our stock price performance represents the stock price of MetroPCS, adjusted to reflect the 1-for-2 reverse stock split effected on April 30, 2013.

	At December 31,
	2011	2012	2013	2014	2015	2016
T-Mobile US, Inc.	$100.00	$114.52	$294.49	$235.83	$342.46	$503.44
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
Dow Jones US Mobile Telecommunications TSM	100.00	150.31	198.58	177.40	186.04	237.09

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. In connection with the business combination with MetroPCS, the selected financial data prior to May 1, 2013 represents T-Mobile USA’s historical financial data. The data below should be read together with Risk Factors included in Part 1, Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 and Financial Statements and Supplementary Data included in Part II, Item 8 of this Form 10-K.

Selected Financial Data

(in millions, except per share and customer amounts)	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data
Total service revenues	$27,844	$24,821	$22,375	$19,068	$17,213
Total revenues	37,242	32,053	29,564	24,420	19,719
Operating income (loss)	3,802	2,065	1,416	996	(6,397)
Total other expense, net	(1,475)	(1,087)	(1,003)	(945)	(589)
Income tax (expense) benefit	(867)	(245)	(166)	16	350
Net income (loss)	1,460	733	247	35	(7,336)
Net income (loss) attributable to common stockholders	1,405	678	247	35	(7,336)
Earnings (loss) per share:
Basic	1.71	0.83	0.31	0.05	(13.70)
Diluted	1.69	0.82	0.30	0.05	(13.70)
Balance Sheet Data
Cash and cash equivalents	$5,500	$4,582	$5,315	$5,891	$394
Property and equipment, net	20,943	20,000	16,245	15,349	12,807
Spectrum licenses	27,014	23,955	21,955	18,122	14,550
Total assets	65,891	62,413	56,639	49,946	33,622
Total debt, excluding tower obligations	27,786	26,243	21,946	20,182	14,945
Stockholders’ equity	18,236	16,557	15,663	14,245	6,115
Other Financial and Operational Data
Net cash provided by operating activities	$6,135	$5,414	$4,146	$3,545	$3,862
Purchases of property and equipment	(4,702)	(4,724)	(4,317)	(4,025)	(2,901)
Purchases of spectrum licenses and other intangible assets, including deposits	(3,968)	(1,935)	(2,900)	(381)	(387)
Net cash provided by financing activities	463	3,413	2,524	4,044	57
Total customers (in thousands)	71,455	63,282	55,018	46,684	33,389

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The objectives of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are to provide users of our consolidated financial statements with the following:

•	A narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results;

•	Context to the financial statements; and

•	Information that allows assessment of the likelihood that past performance is indicative of future performance.

Our MD&A is provided as a supplement to, and should be read together with, our audited consolidated financial statements for the three years ended December 31, 2016 included in Part II, Item 8 of this Form 10-K. Except as expressly stated, the financial condition and results of operations discussed throughout our MD&A are those of T-Mobile US, Inc. and its consolidated subsidiaries.

Business Overview

We introduced our Un-carrier strategy in 2013 with the objective of eliminating customer pain points from the unnecessary complexity of the wireless communication industry. Since that time, we have continued our efforts with the launch of additional initiatives of our Un-carrier strategy. During 2016, we launched the following Un-carrier initiatives:

•
In June 2016, we introduced #GetThanked, a history-making move dedicated exclusively to saying “thank you” to our customers. This program, offered to our customers as part of their T-Mobile service: (i) offers eligible new (through December 31, 2016) or existing (as of June 6, 2016) customers ownership in the Company with a free share of T-

Mobile stock or an additional share of T-Mobile stock for every new active account each customer refers through December 31, 2016, subject to a maximum of 100 shares in a calendar year, (ii) enables eligible customers who download the T-Mobile Tuesday app to be informed about and to redeem products and services offered by participating business partners each Tuesday and (iii) offers eligible customers a full hour of free in-flight Wi-Fi on their smartphone on all Gogo-equipped domestic flights.

•
In September 2016, we introduced our T-Mobile ONE plan, a move that gives our customers unlimited calls, unlimited text and unlimited high-speed 4G Long Term Evolution (LTE) data. On T-Mobile ONE, video typically streams at DVD (480p) quality and tethering is at maximum 3G speeds. Customers can choose to add on additional features to T-Mobile ONE for an additional cost. On T-Mobile ONE Plus customers also receive unlimited High Definition Video Day Passes, Voicemail to Text, NameID, unlimited Gogo in-flight internet passes on capable domestic flights and up to two times faster speeds when traveling abroad in 140+ countries and destinations. On T-Mobile ONE Plus International, customers receive the benefits of T-Mobile ONE Plus as well as free and reduced calling from the U.S. to foreign countries and unlimited high-speed 4G LTE mobile hotspot data.

•
In January 2017, we introduced, Un-carrier Next, where monthly wireless service fees and all taxes are included in the advertised monthly recurring charge for T-Mobile ONE. We also unveiled Kickback on T-Mobile ONE, where participating customers who use 2 GB or less of data in a month, will get up to a $10 credit on their next month’s bill per qualifying line. In addition, we introduced the Un-contract for T-Mobile ONE with the first-ever price guarantee on an unlimited 4G LTE plan which allows T-Mobile ONE customers to keep their price for service until they decide to change it.

Our ability to acquire and retain branded customers is important to our business in the generation of revenues and we believe our Un-carrier strategy, along with ongoing network improvements, has been successful in attracting and retaining customers as evidenced by continued branded customer growth and improved branded postpaid phone and branded prepaid customer churn.

	Year Ended December 31,			2016 Versus 2015		2015 Versus 2014
(in thousands)	2016	2015	2014	# Change	% Change	# Change	% Change
Net customer additions
Branded postpaid customers	4,097	4,510	4,886	(413)	(9)%	(376)	(8)%
Branded prepaid customers	2,508	1,315	1,244	1,193	91%	71	6%
Total branded customers	6,605	5,825	6,130	780	13%	(305)	(5)%

	Year Ended December 31,			Bps Change 2016 Versus 2015	Bps Change 2015 Versus 2014
	2016	2015	2014
Branded postpaid phone churn	1.30%	1.39%	1.58%	-9 bps	-19 bps
Branded prepaid churn	3.88%	4.45%	4.76%	-57 bps	-31 bps

On September 1, 2016, we sold our marketing and distribution rights to certain existing T-Mobile co-branded customers to a current MVNO partner for nominal consideration (the “MVNO Transaction”). Upon the sale, the MVNO Transaction resulted in a transfer of 1,365,000 branded postpaid phone customers and 326,000 branded prepaid customers to wholesale customers. Prospectively from September 1, 2016, revenue for these customers is recorded within wholesale revenues in our Consolidated Statements of Comprehensive Income. Additionally, the impact of the MVNO Transaction resulted in improvements to branded postpaid phone churn for year ended December 31, 2016.

During the year ended December 31, 2016, a handset OEM announced recalls on certain of its smartphone devices. As a result, we recorded no revenue associated with the device sales to customers and impaired the devices to their net realizable value. The OEM has agreed to reimburse T-Mobile for direct and indirect costs associated with the recall, as such, we have recorded an amount due from the OEM as an offset to the loss recorded in Cost of equipment sales and the costs incurred within Selling, general and administrative in our Consolidated Statements of Comprehensive Income and a reduction to Accounts payable and accrued liabilities in our Consolidated Balance Sheets.

Results of Operations

2016 Highlights

•
Total revenues increased $5.2 billion, or 16%, to $37.2 billion in 2016 primarily driven by growth in service and equipment revenues as further discussed below. The MVNO Transaction shifted Branded postpaid revenues to Wholesale revenues, but did not materially impact total revenues.

•
Service revenues increased $3.0 billion, or 12%, to $27.8 billion in 2016 primarily due to growth in our average branded customer base as a result of strong customer response to our Un-carrier initiatives and the success of our MetroPCS brand and continued growth in new markets.

•
Equipment revenues increased $2.0 billion, or 30%, to $8.7 billion in 2016 primarily as a result of higher lease revenues, which are recognized over the lease term, resulting from the launch of our JUMP! On Demand program at the end of the second quarter of 2015, an increase in the number of devices sold and a higher average revenue per device sold.

•
Operating income increased $1.7 billion, or 84%, to $3.8 billion in 2016 primarily due to higher total revenues as well as increased gains on disposals of spectrum licenses, partially offset by higher depreciation and amortization from an increase in the number of devices leased under our JUMP! On Demand Program, higher costs of equipment sales primarily from an increase in the number of devices sold and a higher average cost per device and higher Selling, general and administrative expenses to support customer growth and retention.

•
Net income increased $727 million, or 99%, to $1.5 billion in 2016 primarily due to higher operating income driven by the factors described above, partially offset by higher interest expense related to higher average debt and higher income tax expense. Additionally, 2016 included $509 million of net, after-tax gains on disposal of spectrum licenses compared to $100 million in 2015.

•
Adjusted EBITDA increased $3.0 billion, or 41%, to $10.4 billion in 2016 primarily from higher service revenues and gains on disposal of spectrum licenses, partially offset by increases in selling, general and administrative expenses to support customer growth. Lower losses on equipment in 2016 primarily due to an increase in lease revenues resulting from the launch of our JUMP! On Demand program at the end of the second quarter of 2015. Revenues associated with leased devices are recognized over the lease term.

•
Net cash provided by operating activities increased $721 million, or 13%, to $6.1 billion in 2016. The increase was primarily due to an increase in net non-cash income and expenses included in Net income primarily due to changes in Depreciation and Amortization, Deferred income tax expense and Gains on disposal of spectrum licenses expense, as well as an increase in Net income. The increase was partially offset by an increase in net cash outflows from changes in working capital.

•
Free Cash Flow increased $743 million, or 108%, to $1.4 billion in 2016. The increase was primarily from higher net cash provided by operating activities as discussed above. Cash purchases of property and equipment includes capitalized interest of $142 million and $246 million in 2016 and 2015, respectively.

Set forth below is a summary of our consolidated results:

	Year Ended December 31,			2016 Versus 2015		2015 Versus 2014
(in millions)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Revenues
Branded postpaid revenues	$18,138	$16,383	$14,392	$1,755	11%	$1,991	14%
Branded prepaid revenues	8,553	7,553	6,986	1,000	13%	567	8%
Wholesale revenues	903	692	731	211	30%	(39)	(5)%
Roaming and other service revenues	250	193	266	57	30%	(73)	(27)%
Total service revenues	27,844	24,821	22,375	3,023	12%	2,446	11%
Equipment revenues	8,727	6,718	6,789	2,009	30%	(71)	(1)%
Other revenues	671	514	400	157	31%	114	29%
Total revenues	37,242	32,053	29,564	5,189	16%	2,489	8%
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	5,731	5,554	5,788	177	3%	(234)	(4)%
Cost of equipment sales	10,819	9,344	9,621	1,475	16%	(277)	(3)%
Selling, general and administrative	11,378	10,189	8,863	1,189	12%	1,326	15%
Depreciation and amortization	6,243	4,688	4,412	1,555	33%	276	6%
Cost of MetroPCS business combination	104	376	299	(272)	(72)%	77	26%
Gains on disposal of spectrum licenses	(835)	(163)	(840)	(672)	NM	677	(81)%
Other, net	—	—	5	—	NM	(5)	NM
Total operating expenses	33,440	29,988	28,148	3,452	12%	1,840	7%
Operating income	3,802	2,065	1,416	1,737	84%	649	46%
Other income (expense)
Interest expense	(1,418)	(1,085)	(1,073)	(333)	31%	(12)	1%
Interest expense to affiliates	(312)	(411)	(278)	99	(24)%	(133)	48%
Interest income	261	420	359	(159)	(38)%	61	17%
Other expense, net	(6)	(11)	(11)	5	(45)%	—	—%
Total other expense, net	(1,475)	(1,087)	(1,003)	(388)	36%	(84)	8%
Income before income taxes	2,327	978	413	1,349	138%	565	137%
Income tax expense	(867)	(245)	(166)	(622)	254%	(79)	48%
Net income	$1,460	$733	$247	$727	99%	$486	197%

Net cash provided by operating activities	$6,135	$5,414	$4,146	$721	13%	$1,268	31%
Net cash used in investing activities	(5,680)	(9,560)	(7,246)	3,880	(41)%	(2,314)	32%
Net cash provided by financing activities	463	3,413	2,524	(2,950)	(86)%	889	35%

Non-GAAP Financial Measures
Adjusted EBITDA	$10,391	$7,393	$5,636	$2,998	41%	$1,757	31%
Free Cash Flow	1,433	690	(171)	743	108%	861	(504)%
NM - Not Meaningful

Comparing 2016 Results with 2015 Results

Total revenues increased $5.2 billion or 16% primarily due to:

Branded postpaid revenues increased $1.8 billion or 11% primarily from:

•	A 13% increase in the number of average branded postpaid phone and mobile broadband customers, driven by strong customer response to our Un-carrier initiatives and promotions for services and devices;

•	Higher device insurance program revenues primarily from customer growth; and

•	Higher regulatory program revenues; partially offset by

•	An increase in the non-cash net revenue deferral for Data Stash; and

•	The impact of reduced Branded postpaid revenues resulting from the MVNO Transaction.

Branded prepaid revenues increased $1.0 billion or 13% primarily from:

•	A 13% increase in the number of average branded prepaid customers driven by the success of our MetroPCS brand; and

•	Continued growth in new markets.

Wholesale revenues increased $211 million or 30% primarily from:

•	The impact of the increased Wholesale revenues resulting from the MVNO Transaction;

•	Growth in customers of certain MVNO partners; and

•	An increase in data usage per customer.

Roaming and other service revenues increased $57 million or 30% primarily due to higher international roaming revenues driven by an increase in inbound roaming volumes.

Equipment revenues increased $2.0 billion or 30% primarily from:

•
An increase of $1.2 billion in lease revenues resulting from the launch of our JUMP! On Demand program at the end of the second quarter of 2015. Revenues associated with leased devices are recognized over the lease term.

•	An increase of $570 million in device sales revenues, primarily due to a 9% increase in the number of devices sold. Device sales revenue is recognized at the time of sale.

Gross EIP device financing to our customers increased by $923 million to $6.1 billion primarily due to an increase in devices financed due to our focus on EIP sales in 2016, compared to focus on devices financed on JUMP! On Demand after the launch of the program at the end of the second quarter of 2015.

Other revenues increased $157 million or 31% primarily from:

•	Higher revenue from revenue share agreements with third parties; and

•	An increase in co-location rental income from leasing space on wireless communication towers to third parties.

Our operating expenses consist of the following categories:

•
Cost of services consists primarily of costs directly attributable to providing wireless service through the operation of our network, including direct switch and cell site costs, such as rent, network access and transport costs, utilities, maintenance, associated labor costs, long distance costs, regulatory program costs, roaming fees paid to other carriers and data content costs.

•
Cost of equipment sales consists primarily of costs of devices and accessories sold to customers and dealers, device costs to fulfill insurance and warranty claims, costs related to returned and purchased leased devices, write-downs of inventory related to shrinkage and obsolescence, and shipping and handling costs.

•
Selling, general and administrative consists of costs not directly attributable to providing wireless service for the operation of sales, customer care and corporate activities. These include commissions paid to dealers and retail employees for activations and upgrades, labor and facilities costs associated with retail sales force and administrative space, marketing and promotional costs, customer support and billing, bad debt expense, losses from sales of receivables and back office administrative support activities.

Operating expenses increased $3.5 billion or 12% primarily due to:

Cost of services increased $177 million or 3% primarily from:

•
Higher regulatory program costs and expenses associated with network expansion and the build-out of our network to utilize our 700 MHz A-Block spectrum licenses, including higher employee-related costs; partially offset by

•	Lower long distance and toll costs; and

•	Synergies realized from the decommissioning of the MetroPCS CDMA network.

Cost of equipment sales increased $1.5 billion or 16% primarily from:

•	A 9% increase in the number of devices sold; and

•	An increase in the impact from returned and purchased leased devices.

Under our JUMP! On Demand program, the cost of the leased wireless device is capitalized and recognized as depreciation expense over the term of the lease rather than recognized as cost of equipment sales when the device is delivered to the customer. Additionally, upon device upgrade or at lease end, customers must return or purchase their device.  Returned devices transferred from Property and equipment, net are recorded as inventory and are valued at the lower of cost or market with any write-down to market recognized as Cost of equipment sales.

Selling, general and administrative increased $1.2 billion or 12% primarily from strategic investments to support our growing customer base including higher:

•	Employee-related costs;

•	Commissions driven by an increase in branded customer additions; and

•	Promotional costs.

Depreciation and amortization increased $1.6 billion or 33% primarily from:

•
$1.5 billion in depreciation expense related to devices leased under our JUMP! On Demand program launched at the end of the second quarter of 2015. Under our JUMP! On Demand program, the cost of a leased wireless device is depreciated over the lease term to its estimated residual value. The total number of devices under lease was higher year-over-year, resulting in higher depreciation expense; and

•	The continued build-out of our 4G LTE network.

Cost of MetroPCS business combination decreased $272 million or 72% primarily from lower network decommissioning costs. In 2014, we began decommissioning the MetroPCS CDMA network and certain other redundant network cell sites as part of the business combination. On July 1, 2015, we officially completed the shutdown of the MetroPCS CDMA network. Network decommissioning costs, which are excluded from Adjusted EBITDA, primarily relate to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites. Although we expect to incur additional network decommissioning costs in 2017, these costs are not expected to be significant.

Gains on disposal of spectrum licenses increased $672 million primarily from a $636 million gain from a spectrum license transaction with AT&T recorded in the first quarter of 2016 and $199 million from other transactions in 2016, compared to $163 million in 2015. See Note 5 – Goodwill, Spectrum Licenses and Other Intangible Assets of the Notes to the Consolidated Financial Statements.

Net income increased $727 million or 99% primarily from:

•	Operating income, the components of which are discussed above, increased $1.7 billion or 84% and

•	Interest expense to affiliates decreased $99 million or 24% primarily from:

•	Changes in the fair value of embedded derivative instruments associated with our Senior Reset Notes issued to Deutsch Telekom in 2015; partially offset by

•	Higher interest rates on certain Senior Reset Notes issued to Deutsch Telekom, which were adjusted at reset dates in the second quarter of 2016 and in 2015. Partially offset by:

•	Income tax expense increased $622 million or 254% primarily from:

•	Higher income before income taxes; and

•
A higher effective tax rate. The effective tax rate was 37.3% in 2016, compared to 25.1% in 2015. The increase in the effective income tax rate was primarily due to income tax benefits for discrete income tax items recognized in 2015 that did not impact 2016; partially offset by the recognition of $58 million of excess tax benefits related to share-based payments following the adoption of ASU 2016-09 as of January 1, 2016. See Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Based on recent earnings in certain jurisdictions, sufficient positive evidence may exist within the next twelve months such that we may release a portion of our valuation allowance.

•	Interest expense increased $333 million or 31% primarily from:

•	Higher average debt balances with third parties; and

•	Lower capitalized interest costs of $83 million primarily due to a higher level of build out of our network to utilize our 700 MHz A-Block spectrum licenses in 2015, compared to 2016.

•	Interest income decreased $159 million or 38% primarily due to $166 million lower imputed interest income associated with devices financed through EIP resulting from:

•
An increase in sales of certain EIP receivables pursuant to our EIP receivables sales arrangement resulting from an increase in the maximum funding commitment in June 2016. Interest associated with EIP receivables is imputed at the time of a device sale and then recognized over the financed installment term. See Note 2 – Equipment Installment Plan Receivables of the Notes to the Consolidated Financial Statements; and

•	Focus on devices financed on JUMP! On Demand in the third and fourth quarters of 2015 following the launch of the program of at the end of the second quarter 2015.

We are making an accounting change in 2017 to include imputed interest associated with EIP receivables in Other revenues in our Consolidated Statements of Comprehensive Income. The impact from this accounting change is expected to be approximately $0.2 to $0.3 billion in 2017.

Net income during 2016 and 2015 included net, after-tax gains on disposal of spectrum licenses of $509 million and $100 million, respectively.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to our consolidated financial condition.

The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	December 31, 2016	December 31, 2015	Change
(in millions)			$	%
Other current assets	$565	$400	$165	41%
Property and equipment, net	375	454	(79)	(17)%
Tower obligations	2,221	2,247	(26)	(1)%
Total stockholders' deficit	(1,374)	(1,359)	(15)	(1)%

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Year Ended December 31,		Change
(in millions)	2016	2015	$	%
Service revenues	$2,023	$1,669	$354	21%
Cost of equipment sales	1,027	720	307	43%
Selling, general and administrative	868	733	135	18%
Total comprehensive income	24	60	(36)	(60)%

The increases in Service revenues, Cost of equipment sales and Selling, general and administrative were primarily the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base. All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to the Company’s consolidated results of operations. See Note 15 – Guarantor Financial Information of the Notes to the Consolidated Financial Statements.

Comparing 2015 Results with 2014 Results

Total Revenues increased $2.5 billion or 8% primarily due to:

Branded postpaid revenues increased $2.0 billion or 14% primarily from:

•	Growth in the number of average branded postpaid and mobile broadband customers, driven by strong customer response to our Un-carrier initiatives and promotions for services and devices;

•	Increased customer adoption of upgrade and insurance programs; and

•	Increased regulatory program revenues; partially offset by

•	Lower branded postpaid phone ARPU.

Branded prepaid revenues increased $567 million or 8% primarily from:

•	Growth in the number of average branded prepaid customers driven by the success of our MetroPCS brand promotional activities; and

•	Continued growth in expansion markets.

Wholesale revenues decreased $39 million or 5% primarily from:

•	Revised agreements with certain MVNO partners in 2015; partially offset by

•	Growth in customers of certain MVNO partners.

Roaming and other service revenues decreased $73 million or 27% primarily from:

•	Lower international roaming revenues driven by changes in contractual arrangements with certain roaming partners; and

•	A reduction in early termination fees.

Equipment revenues decreased $71 million or 1% primarily from:

•	Lower average revenue per device sold, due in part to the impact of customers shifting to leasing higher-end devices under our JUMP! On Demand program; partially offset by

•	Growth in the number of devices and accessories sold.

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

Other revenues increased $114 million or 29% primarily attributable to higher non-service revenues from revenue share agreements with third parties.

Operating expenses increased $1.8 billion or 7% primarily due to:

Cost of services decreased $234 million or 4% primarily from:

•	Synergies realized from the decommissioning of the MetroPCS CDMA network;

•	Lower lease expense associated with spectrum license lease agreements; and

•	A reduction in certain regulatory program costs; partially offset by

•	Increases related to our network expansion and build-out of our 700 MHz A-Block spectrum.

Cost of equipment sales decreased $277 million or 3% primarily from:

•	Lower average cost per device sold, mainly due to the impact of customers shifting to leasing higher-end devices with JUMP! On Demand; partially offset by

•	Growth in the number of devices and accessories sold.

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

Selling, general and administrative increased $1.3 billion or 15% primarily from supporting the growing customer base, which also increased 15% and reflects increases in:

•	Employee-related costs;

•	Promotional costs;

•	Commissions; and

•	Bad debt expense and losses from sales of receivables primarily resulting from growth in the customer base and in the EIP program.

Depreciation and amortization increased $276 million or 6% primarily from $312 million in depreciation expense related to devices leased under our JUMP! On Demand program launched at the end of the second quarter of 2015. Under our JUMP! On Demand program, the cost of a leased wireless device is depreciated over the lease term to its estimated residual value. The total number of devices under lease was higher year-over-year, resulting in higher depreciation expense.

Cost of MetroPCS business combination increased $77 million or 26% primarily from higher network decommissioning costs associated with the business combination. In 2014, we began decommissioning the MetroPCS CDMA network and certain other redundant network cell sites. On July 1, 2015, T-Mobile officially completed the shutdown of the MetroPCS CDMA network. Network decommissioning costs, which are excluded from Adjusted EBITDA, primarily relate to the acceleration of lease costs for cell sites that would have otherwise been recognized as cost of services over the remaining lease term had we not decommissioned the cell sites.

Gains on disposal of spectrum licenses decreased $677 million or 81% primarily from:

•	$163 million in 2015 which primarily consisted of a non-cash gain of $139 million from spectrum license transactions with Verizon recorded in the fourth quarter of 2015; as compared to

•
$840 million in 2014 which primarily consisted of non-cash gains from spectrum license transactions with Verizon, and to a lesser extent, a non-cash gain from a spectrum license transaction with AT&T during the fourth quarter of 2014.

See Note 5 – Goodwill, Spectrum Licenses and Other Intangible Assets of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Net income increased $486 million or 197% primarily from:

•	Operating income, the components of which are discussed above, increased $649 million or 46% and

•
Interest income increased $61 million or 17% primarily attributable to higher interest income from devices financed through EIP. Interest associated with EIP receivables is imputed at the time of sale and then recognized over the financed installment term. Partially offset by:

•	Interest expense to affiliates increased $133 million or 48% primarily from:

•	Changes in the fair value of embedded derivative instruments associated with the Senior Reset Notes issued to Deutsche Telekom; partially offset by

•	Lower capitalized interest costs associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses.

•	Income tax expense increased $79 million or 48% primarily from:

•	Higher income before income taxes; partially offset by

•
A lower effective tax rate. The effective tax rate was 25.1% in 2015, compared to 40.2% in 2014. The     decrease in the effective income tax rate was primarily due to the impact of discrete income tax items     recognized in 2015, including changes in state and local income tax laws and the recognition of foreign tax credits.

•	Interest expense increased $12 million or 1% primarily from:

•	Higher debt balances with third parties; partially offset by

•	Lower capitalized interest costs associated with the build out of our network to utilize our 700 MHz A-Block spectrum licenses.

Net income during 2015 and 2014 included net, after-tax gains on disposal of spectrum licenses of $100 million and $515 million, respectively.

Guarantor Subsidiaries

The financial condition and results of operations of the Parent, Issuer and Guarantor Subsidiaries is substantially similar to the Company’s consolidated financial condition.

The most significant components of the financial condition of our Non-Guarantor Subsidiaries were as follows:

	December 31, 2015	December 31, 2014	Change
(in millions)			$	%
Other current assets	$400	$249	$151	61%
Property and equipment, net	454	537	(83)	(15)%
Tower obligations	2,247	2,250	(3)	—%
Total stockholders' deficit	(1,359)	(1,451)	92	(6)%

The most significant components of the results of operations of our Non-Guarantor Subsidiaries were as follows:

	Year Ended December 31,		Change
(in millions)	2015	2014	$	%
Service revenues	$1,669	$1,302	$367	28%
Cost of equipment sales	720	702	18	3%
Selling, general and administrative	733	518	215	42%
Total comprehensive income (loss)	60	(38)	98	258%

The increases in Service revenues, Cost of equipment sales and Selling, general and administrative were primarily the result of an increase in activity of the non-guarantor subsidiary that provides device insurance, primarily driven by growth in our customer base. All other results of operations of the Parent, Issuer and Guarantor Subsidiaries are substantially similar to our consolidated results of operations. See Note 15 – Guarantor Financial Information of the Notes to the Consolidated Financial Statements.

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

The following table sets forth the number of ending customers:

	December 31, 2016	December 31, 2015	December 31, 2014	% Change 2016 Versus 2015	% Change 2015 Versus 2014
(in thousands)
Customers, end of period
Branded postpaid phone customers	31,297	29,355	25,844	7%	14%
Branded postpaid mobile broadband customers	3,130	2,340	1,341	34%	74%
Total branded postpaid customers	34,427	31,695	27,185	9%	17%
Branded prepaid customers	19,813	17,631	16,316	12%	8%
Total branded customers	54,240	49,326	43,501	10%	13%
Wholesale customers	17,215	13,956	11,517	23%	21%
Total customers, end of period	71,455	63,282	55,018	13%	15%

The following table sets forth the number of net customer additions:

	Year Ended December 31,			2016 Versus 2015		2015 Versus 2014
(in thousands)	2016	2015	2014	# Change	% Change	# Change	% Change
Net customer additions
Branded postpaid phone customers	3,307	3,511	4,047	(204)	(6)%	(536)	(13)%
Branded postpaid mobile broadband customers	790	999	839	(209)	(21)%	160	19%
Total branded postpaid customers	4,097	4,510	4,886	(413)	(9)%	(376)	(8)%
Branded prepaid customers	2,508	1,315	1,244	1,193	91%	71	6%
Total branded customers	6,605	5,825	6,130	780	13%	(305)	(5)%
Wholesale customers	1,568	2,439	2,204	(871)	(36)%	235	11%
Total net customer additions	8,173	8,264	8,334	(91)	(1)%	(70)	(1)%
Transfer from branded postpaid phone customers	(1,365)	—	—	(1,365)	100%	—	—%
Transfer from branded prepaid customers	(326)	—	—	(326)	100%	—	—%
Transfer to wholesale customers	1,691	—	—	1,691	100%	—	—%

The MVNO Transaction resulted in a transfer of 1,365,000 branded postpaid phone customers and 326,000 branded prepaid customers to wholesale customers on September 1, 2016. Prospectively from September 1, 2016, net customer additions for these customers are included within Wholesale customers. Ending customers as of December 31, 2016 reflect the transfers in connection with the MVNO Transaction.

Branded Customers

Total branded net customer additions increased 780,000, or 13%, in 2016 primarily from:

•
Higher branded prepaid net customer additions primarily due to the success of our MetroPCS brand, continued growth in new markets and distribution expansion, partially offset by an increase in the number of qualified branded prepaid customers migrating to branded postpaid plans; partially offset by

•
Lower branded postpaid mobile broadband net customer additions primarily due to higher deactivations resulting from churn on a growing branded postpaid mobile broadband customer base, partially offset by higher gross customer additions; and

•
Lower branded postpaid phone net customer additions primarily due to lower gross customer additions from higher deactivations on a growing customer base, partially offset by lower churn as well as an increase in the number of qualified branded prepaid customers migrating to branded postpaid plans as well as the optimization of our third-party distribution channels.

Total branded net customer additions decreased 305,000, or 5%, in 2015 primarily from:

•
Lower branded postpaid phone net customer additions primarily due to lower gross customer additions in 2015, compared to 2014, which included the introduction of Un-carrier 4.0 Contract Freedom and certain attractive family rate plan promotions, partially offset by approximately 765,000 qualified branded prepaid customers upgrading to branded postpaid plans in 2015, compared to approximately 420,000 in 2014; partially offset by

•
Higher branded postpaid mobile broadband net customer additions primarily due to higher gross customer additions driven by promotions for mobile broadband devices, partially offset by higher deactivations resulting from the discontinuation of certain promotional pricing for mobile broadband services and ongoing competitive activity in the marketplace; and

•
Higher branded prepaid net customer additions primarily due to higher gross customer additions driven by the success of our MetroPCS brand promotional activities and continued growth in new markets, partially offset by approximately 765,000 qualified branded prepaid customers upgrading to branded postpaid plans in 2015, compared to approximately 420,000 in 2014.

Wholesale

Wholesale net customer additions decreased 871,000, or 36%, in 2016 primarily due to higher MVNO deactivations from certain MVNO partners. Going forward, we expect wholesale net customer additions to be significantly lower in 2017, as our MVNO partners deemphasize Lifeline in favor of higher ARPU customer categories.

Wholesale net customer additions increased 235,000, or 11%, in 2015 primarily due to higher MVNO gross customer additions, partially offset by higher MVNO deactivations.

Customers Per Account

Customers per account is calculated by dividing the number of branded postpaid customers as of the end of the period by the number of branded postpaid accounts as of the end of the period. An account may include branded postpaid phone and mobile broadband customers. We believe branded postpaid customers per account provides management, investors and analysts with useful information to evaluate our branded postpaid customer base on a per account basis.

	December 31, 2016	December 31, 2015	December 31, 2014	2016 Versus 2015		2015 Versus 2014
				# Change	% Change	# Change	% Change
Branded postpaid customers per account	2.86	2.54	2.36	0.32	13%	0.18	8%

Branded postpaid customers per account increased in 2016 and 2015 primarily due growth of customers on promotions targeting families and increased penetration of mobile broadband devices. In addition, the increase in 2016 was impact by the MVNO Transaction.

Churn

Churn represents the number of customers whose service was disconnected as a percentage of the average number of customers during the specified period. The number of customers whose service was disconnected is presented net of customers that subsequently have their service restored within a certain period of time. We believe that churn provides management, investors and analysts with useful information to evaluate customer retention and loyalty.

	Year Ended December 31,			Bps Change 2016 Versus 2015	Bps Change 2015 Versus 2014
	2016	2015	2014
Branded postpaid phone churn	1.30%	1.39%	1.58%	-9 bps	-19 bps
Branded prepaid churn	3.88%	4.45%	4.76%	-57 bps	-31 bps

Branded postpaid phone churn decreased 9 basis points in 2016 primarily from:

•	The MVNO Transaction as the customers transferred had a higher rate of churn; and

•	Increased customer satisfaction and loyalty from ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace.

Branded postpaid phone churn decreased 19 basis points in 2015 primarily from ongoing improvements to network quality, customer service and the overall value of our offerings in the marketplace, resulting in increased customer satisfaction and loyalty.

Branded prepaid churn decreased 57 basis points in 2016 primarily from:

•	A decrease in certain customers, which have a higher rate of branded prepaid churn;

•	Strong performance of the MetroPCS brand; and

•	A methodology change in the third quarter of 2015 as discussed below.

Branded prepaid churn decreased 31 basis points in 2015 primarily from a methodology change during 2015 that had no impact on our reported branded prepaid ending customers or net customer additions, but resulted in computationally lower gross customer additions and deactivations. Revision of prior periods was not practicable because certain historical data was no longer available.

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

Average Billings Per User (“ABPU”) represents the average monthly customer billings, including monthly lease revenues and EIP billings before securitization, per customer. We believe branded postpaid ABPU provides management, investors and analysts with useful information to evaluate average branded postpaid customer billings as it is indicative of estimated cash collections, including device financing payments, from our customers each month.

The following tables illustrate the calculation of our operating measures ARPU and ABPU and reconcile these measures to the related service revenues:

(in millions, except average number of customers, ARPU and ABPU)	Year Ended December 31,			2016 Versus 2015		2015 Versus 2014
	2016	2015	2014	# Change	% Change	# Change	% Change
Calculation of Branded Postpaid Phone ARPU
Branded postpaid service revenues	$18,138	$16,383	$14,392	$1,755	11%	$1,991	14%
Less: Branded postpaid mobile broadband revenues	(773)	(588)	(261)	(185)	31%	(327)	125%
Branded postpaid phone service revenues	$17,365	$15,795	$14,131	$1,570	10%	$1,664	12%
Divided by: Average number of branded postpaid phone customers (in thousands) and number of months in period	30,484	27,604	23,817	2,880	10%	3,787	16%
Branded postpaid phone ARPU	$47.47	$47.68	$49.44	$(0.21)	NM	$(1.76)	(4)%

Calculation of Branded Postpaid ABPU
Branded postpaid service revenues	$18,138	$16,383	$14,392	$1,755	11%	$1,991	14%
EIP billings	5,432	5,494	3,596	(62)	(1)%	1,898	53%
Lease revenues	1,416	224	—	1,192	532%	224	100%
Total billings for branded postpaid customers	$24,986	$22,101	$17,988	$2,885	13%	$4,113	23%
Divided by: Average number of branded postpaid customers (in thousands) and number of months in period	33,184	29,341	24,683	3,843	13%	4,658	19%
Branded postpaid ABPU	$62.75	$62.77	$60.73	$(0.02)	NM	$2.04	3%

Calculation of Branded Prepaid ARPU
Branded prepaid service revenues	$8,553	$7,553	$6,986	$1,000	13%	$567	8%
Divided by: Average number of branded prepaid customers (in thousands) and number of months in period	18,797	16,704	15,691	2,093	13%	1,013	6%
Branded prepaid ARPU	$37.92	$37.68	$37.10	$0.24	1%	$0.58	2%
NM - Not Meaningful

Branded Postpaid Phone ARPU:

Branded postpaid phone ARPU decreased $0.21, in 2016 primarily from:

•	Decreases due to an increase in the non-cash net revenue deferral for Data Stash;

•	Dilution from promotional activities; partially offset by

•	Higher data attach rates;

•	The positive impact from our T-Mobile ONE rate plans;

•	The transfer of customers as part of the MVNO transaction as those customers had lower ARPU;

•	Continued growth of our insurance programs; and

•	Higher regulatory program revenues.

We are making an accounting change in 2017 to include imputed interest associated with EIP receivables in Other revenues in our Consolidated Statements of Comprehensive Income, which will be excluded from branded postpaid phone ARPU.

Branded postpaid phone ARPU decreased $1.76, or 4%, in 2015 primarily from:

•	Dilution from the continued growth of customers on Simple Choice plans and promotions targeting families; partially offset by

•	An increase in regulatory program revenues.

Branded Postpaid ABPU:

Branded postpaid ABPU decreased $0.02 in 2016 primarily from:

•	Lower EIP billings due to the impact of our JUMP! On Demand program launched at the end of the second quarter of 2015;

•	Lower branded postpaid phone ARPU, as described above;

•	Dilution from increased penetration of mobile broadband devices; partially offset by

•	An increase in lease revenues.

Branded postpaid ABPU increased $2.04, or 3%, in 2015 primarily from:

•	Growth in devices financed by customers through the EIP and JUMP! on Demand programs; partially offset by

•	Lower branded postpaid phone ARPU, as described above.

Branded Prepaid ARPU:

Branded prepaid ARPU increased $0.24, or 1%, in 2016 primarily from:

•	A decrease in certain customers that had lower average branded prepaid ARPU, as well as higher data attach rates; partially offset by

•	Dilution from growth of customers on rate plan promotions.

Branded prepaid ARPU increased $0.58, or 2%, in 2015 primarily from:

•	An increase in the mix of branded prepaid customers choosing plans with more data, which generate a higher ARPU; partially offset by

•	Dilution from growth of customers on rate plan promotions.

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

Adjusted EBITDA is a non-GAAP financial measure utilized by our management to monitor the financial performance of our operations. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management believes analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate overall operating performance and facilitate comparisons with other wireless communications companies because it is indicative of our ongoing operating performance and trends by excluding the impact of interest expense from financing, non-cash depreciation and amortization from capital investments, non-cash stock-based compensation, network decommissioning costs as they are not indicative of our ongoing operating performance and certain other nonrecurring expenses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income or any other measure of financial performance reported in accordance with GAAP.

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to Net income, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2016 Versus 2015		2015 Versus 2014
(in millions)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Net income	$1,460	$733	$247	$727	99%	$486	197%
Adjustments:
Interest expense	1,418	1,085	1,073	333	31%	12	1%
Interest expense to affiliates	312	411	278	(99)	(24)%	133	48%
Interest income	(261)	(420)	(359)	159	(38)%	(61)	17%
Other expense, net	6	11	11	(5)	(45)%	—	—%
Income tax expense	867	245	166	622	254%	79	48%
Operating income	3,802	2,065	1,416	1,737	84%	649	46%
Depreciation and amortization	6,243	4,688	4,412	1,555	33%	276	6%
Cost of MetroPCS business combination	104	376	299	(272)	(72)%	77	26%
Stock-based compensation (1)	235	222	211	13	6%	11	5%
Gains on disposal of spectrum licenses (1)	—	—	(720)	—	NM	720	NM
Other, net (1)	7	42	18	(35)	(83)%	24	NM
Adjusted EBITDA	$10,391	$7,393	$5,636	$2,998	41%	$1,757	31%
Net income margin (Net income divided by service revenues)	5%	3%	1%		200 bps		200 bps
Adjusted EBITDA margin (Adjusted EBITDA divided by service revenues)	37%	30%	25%		700 bps		500 bps
NM - Not Meaningful

(1)
Stock-based compensation includes payroll tax impacts and may not agree to stock-based compensation expense in the consolidated financial statements. Gains on disposal of spectrum licenses may not agree to the Consolidated Statements of Comprehensive Income primarily due to certain routine operating activities, such as routine spectrum license exchanges that would be expected to reoccur, and are therefore included in Adjusted EBITDA. Other, net may not agree to the Consolidated Statements of Comprehensive Income primarily due to certain non-routine operating activities, such as other special items that would not be expected to reoccur, and are therefore excluded in Adjusted EBITDA.

Adjusted EBITDA increased $3.0 billion, or 41%, in 2016 primarily from:

•	Increased branded postpaid and prepaid service revenues primarily due to strong customer response to our Un-carrier initiatives and the ongoing success of our promotional activities;

•	Higher gains on disposal of spectrum licenses of $672 million; gains on disposal were $835 million in 2016 compared to $163 million in 2015;

•
Lower losses on equipment in 2016 primarily due to an increase in lease revenues resulting from the launch of our JUMP! On Demand program at the end of the second quarter of 2015. Additionally, the costs of leased devices, which are capitalized and depreciated over the lease term, are excluded from Adjusted EBITDA. In connection with JUMP! On Demand, we had lease revenues of $1.4 billion in 2016, and depreciation expense of $1.5 billion related to leased wireless devices in 2016; and

•	Focused cost control and synergies realized from the MetroPCS business combination, primarily in cost of services; partially offset by

•
Higher selling, general and administrative expenses primarily due to strategic investments to support our growing customer base, including higher employee-related costs, higher commissions driven by an increase in branded customer additions and higher promotional costs.

We are making an accounting change in 2017 to include imputed interest associated with EIP receivables in Other revenues in our Consolidated Statements of Comprehensive Income, which will be included in Adjusted EBITDA. The impact from this accounting change is expected to be approximately $0.2 to $0.3 billion in 2017.

Adjusted EBITDA increased $1.8 billion, or 31%, in 2015 primarily from:

•	Increased branded postpaid and prepaid revenues driven by strong customer response to our Un-carrier initiatives and the ongoing success of our promotional activities;

•	Focused cost control and synergies realized from the MetroPCS business combination, especially in cost of services;

•
Lower losses on equipment in 2015 primarily due to an increase in lease revenues, which are recognized over the lease term, resulting from the launch of our JUMP! On Demand at the end of the second quarter of 2015. Additionally, the costs of leased devices, which are capitalized and depreciated over the lease term, are excluded from Adjusted EBITDA. In connection with JUMP! On Demand, we had lease revenues of $224 million in 2015, and depreciation expense of $312 million related to leased wireless devices in 2015; partially offset by

•	Higher selling, general and administrative expenses.

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

Cash Flows

The following is an analysis of our year-to-date cash flows:

	Year Ended December 31,			2016 Versus 2015		2015 Versus 2014
(in millions)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$6,135	$5,414	$4,146	$721	13%	$1,268	31%
Net cash used in investing activities	(5,680)	(9,560)	(7,246)	3,880	(41)%	(2,314)	32%
Net cash provided by financing activities	463	3,413	2,524	(2,950)	(86)%	889	35%
Operating Activities

Cash provided by operating activities increased $721 million, or 13%, in 2016 primarily from:

•	$727 million increase in Net income;

•
$1.4 billion increase in net non-cash income and expenses included in Net income primarily due to changes in Depreciation and amortization, Deferred income tax expense and Gains on disposal of spectrum licenses; partially offset by

•
$1.4 billion increase in net cash outflows from changes in working capital primarily due to changes in Accounts payable and accrued liabilities of $1.9 billion as well as the change in Equipment installment plan receivables, including inflows from the sale of certain EIP receivables, partially offset by the change in Inventories. Net cash used for Accounts payable and accrued liabilities was $1.2 billion in 2016 as compared to net cash provided by Accounts payable and accrued liabilities of $693 million in 2015. Net cash proceeds from the sale of EIP and service receivables was $536 million in 2016 as compared to $884 million in 2015.

Cash provided by operating activities increased $1.3 billion, or 31%, in 2015 primarily from:

•	$486 million increase in Net income;

•
$1.3 billion increase in net non-cash income and expenses included in Net income primarily due to changes in Depreciation and amortization, Gains on disposal of spectrum licenses and Deferred income tax expense; partially offset by

•
$509 million increase in net cash outflows from changes in working capital primarily due to changes in Inventories, Accounts payable and accrued liabilities, and Equipment installment plan receivables, including inflows from the sale of certain EIP receivables.

Investing Activities

Cash used in investing activities decreased $3.9 billion, or 41%, in 2016, to a use of $5.7 billion primarily from:

•	$4.7 billion for Purchases of property and equipment, including capitalized interest of $142 million primarily related to the build out of our 4G LTE network;

•	$4.0 billion for Purchases of spectrum licenses and other intangible assets, including a $2.2 billion deposit made to a third party in connection with a potential asset purchase; partially offset by

•	$3.0 billion in Sales of short-term investments.

Cash used in investing activities increased $2.3 billion, or 32%, in 2015, to a use of $9.6 billion primarily from:

•	$4.7 billion for Purchases of property and equipment, including capitalized interest of $246 million primarily related to the build out of our 4G LTE network;

•	$1.9 billion for Purchases of spectrum licenses and other intangible assets and

•	$3.0 billion in Purchases of short-term investments.

Financing Activities

Cash provided by financing activities decreased $3.0 billion, or 86%, in 2016 to an inflow of $463 million primarily from:

•	$997 million Proceeds from issuance of long-term debt; partially offset by

•	$205 million for Repayments of capital lease obligations;

•	$150 million for Repayments of short-term debt for purchases of inventory, property and equipment, net; and

•	$121 million for Tax withholdings on share-based awards.

Cash provided by financing activities increased $889 million, or 35%, in 2015 to inflow of $3.4 billion primarily from:

•	$4.0 billion Proceeds from issuance of long-term debt; partially offset by

•	$564 million for Repayments of short-term debt for purchases of inventory, property and equipment, net.

Cash and Cash Equivalents

As of December 31, 2016, our Cash and cash equivalents were $5.5 billion.

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

The following table illustrates the calculation of Free Cash Flow and reconciles Free Cash Flow to Net cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,			2016 Versus 2015		2015 Versus 2014
(in millions)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$6,135	$5,414	$4,146	$721	13%	$1,268	31%
Cash purchases of property and equipment	(4,702)	(4,724)	(4,317)	22	—%	(407)	9%
Free Cash Flow	$1,433	$690	$(171)	$743	108%	$861	(504)%

Free Cash Flow increased $743 million in 2016 and increased $861 million for 2015 primarily from:

•	Higher net cash provided by operating activities, as described above; and

•
Lower purchases of property and equipment from the build-out of our 4G LTE network in 2016, as described above. In 2015, purchases of property and equipment were higher compared to 2014 from the build-out of our 4G LTE network, as described above. Cash purchases of property and equipment includes capitalized interest of $142 million, $246 million and $64 million for 2016, 2015 and 2014, respectively.

Debt

As of December 31, 2016, our total debt was $27.8 billion, excluding our tower obligations, of which $27.4 billion was classified as long-term debt. Significant debt-related activity during 2016 included:

•
In March 2016, T-Mobile USA, a subsidiary of T-Mobile US, Inc., and certain of its affiliates, as guarantors, entered into a purchase agreement with Deutsche Telekom AG (“Deutsche Telekom”), our majority stockholder, under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom $2.0 billion of 5.300% Senior Notes due 2021 (the “5.300% Senior Notes”) for an aggregate purchase price of $2.0 billion. As amended in October 2016, if T-Mobile USA does not elect to issue the 5.300% Senior Notes on or prior to May 5, 2017, the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. In addition, T-Mobile USA is required to reimburse Deutsche Telekom for its cost of hedging arrangements related to the extension for the duration of the extended commitments.

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

•
The purchase price for the 6.000% Senior Notes that may be issued under the $1.35 billion purchase agreement will be approximately 103.316% of the outstanding principal balance of the notes issued. As amended in October 2016, if T-Mobile USA does not elect to issue the 6.000% Senior Notes under the $1.35 billion purchase agreement on or prior to May 5, 2017 or elects to issue less than $1.35 billion of 6.000% Senior Notes, any unused portion of the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. In addition, T-Mobile USA is required to reimburse Deutsche Telekom for its cost of hedging arrangements related to the extension for the duration of the extended commitments.

•
In April 2016, T-Mobile USA entered into another purchase agreement with Deutsche Telekom, in which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom up to an additional $650 million of 6.000% Senior Notes due 2024.  The purchase price for the 6.000% Senior Notes that may be issued under the $650 million purchase agreement will be approximately 104.047% of the outstanding principal balance of the notes issued. As amended in October 2016, if T-Mobile USA does not elect to issue the 6.000% Senior Notes under the $650 million purchase agreement on or prior to May 5, 2017 or elects to issue less than $650 million Senior Notes, any unused portion of the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction.  In addition, T-Mobile USA is required to reimburse Deutsche Telekom for its cost of hedging arrangements related to the extension for the duration of the extended commitments.

•
We have entered into uncommitted capital lease facilities with certain partners, which provide us with the ability to enter into capital leases for network equipment and services. As of December 31, 2016, we have committed to $1.3 billion of capital leases under these capital lease facilities, of which $799 million was executed during the year ended December 31, 2016. We expect to enter into up to an additional $900 million in capital lease commitments during 2017.

•
In December 2016, we terminated our $500 million unsecured revolving credit facility with Deutsche Telekom. In addition, T-Mobile USA entered into a $2.5 billion revolving credit facility with Deutsche Telekom which comprised of (i) a three-year $1.0 billion senior unsecured revolving credit agreement and (ii) a three-year $1.5 billion senior secured revolving credit agreement. As of December 31, 2016, there were no outstanding borrowings under the revolving credit facility.

•
In January 2017, T-Mobile USA borrowed $4.0 billion under a secured term loan facility (“Incremental Term Loan Facility”) with Deutsche Telekom to refinance $1.98 billion of outstanding secured term loans under its Term Loan Credit Agreement dated November 9, 2015, with the remaining net proceeds from the transaction intended to be used to redeem callable high yield debt. The loans under the Incremental Term Loan Facility were drawn in two tranches on January 31, 2017 (i) $2.0 billion of which will bear interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.00% and will mature on November 9, 2022 and (ii) $2.0 billion of which will bear interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.25% and will mature on January 31, 2024. The Incremental Term Loan Facility increases Deutsche Telekom’s incremental term loan commitment provided to T-Mobile USA under that certain First Incremental Facility Amendment dated as of December 29, 2016 from $660 million to $2.0 billion and provides to T-Mobile USA an additional $2.0 billion incremental term loan commitment. See Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements for further information.

See Note 7 – Debt of the Notes to the Consolidated Financial Statements for additional details.

We could seek additional sources of liquidity, including through the issuance of additional long-term debt in 2017, to continue to opportunistically acquire spectrum licenses in private party transactions and future FCC spectrum license auctions or for the refinancing of existing long-term debt on an opportunistic basis. Excluding liquidity that could be needed for spectrum acquisitions, we expect our principal sources of funding to be sufficient to meet our anticipated liquidity needs for business operations for the next 12 months. Our intended use of any such funds is for general corporate purposes, including for capital expenditures and redemption of high yield callable debt.

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

The indentures and credit facilities governing our long-term debt to affiliates and third parties, excluding capital leases, contain covenants that, among other things, limit the ability of the Issuer and the Guarantor Subsidiaries to: incur more debt; pay dividends and make distributions on our common stock; make certain investments; repurchase stock; create liens or other encumbrances; enter into transactions with affiliates; enter into transactions that restrict dividends or distributions from subsidiaries; and merge, consolidate, or sell, or otherwise dispose of, substantially all of their assets. Certain provisions of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties restrict the ability of the Issuer to loan funds or make payments to the Parent. However, the Issuer is allowed to make certain permitted payments to the Parent under the terms of each of the credit facilities, indentures and supplemental indentures relating to the long-term debt to affiliates and third parties. We were in compliance with all restrictive debt covenants as of December 31, 2016.

Capital Expenditures

Our liquidity requirements have been driven primarily by capital expenditures for spectrum licenses and the construction, expansion and upgrading of our network infrastructure. Property and equipment capital expenditures primarily relate to our network transformation, including the build out of 700 MHz A-Block spectrum licenses. We expect cash capital expenditures for property and equipment to be in the range of $4.8 billion to $5.1 billion in 2017, excluding capitalized interest. This does not include property and equipment obtained through capital lease agreements, leased wireless devices transferred from inventory or purchases of spectrum licenses. Similar to 2016, cash capital expenditures will be front-end loaded in 2017 due to the completion of the 700 MHz A-Block build-out.

In particular, we are participating in the FCC broadcast incentive auction of low-band 600 MHz spectrum licenses that is currently in-progress. If we win spectrum in the auction, we may incur substantial additional expenditures for the purchase price and to gain access to such spectrum. Any such amounts would be funded primarily through cash on hand and borrowings. As a result, our level of debt could increase.

Contractual Obligations

The following table summarizes our contractual obligations and borrowings as of December 31, 2016 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

(in millions)	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Long-term debt (1)	$20	$3,040	$7,790	$15,330	$26,180
Interest on long-term debt	1,679	3,270	2,568	1,925	9,442
Capital lease obligations, including interest	390	669	350	214	1,623
Tower obligations (2)	184	368	370	1,164	2,086
Operating leases (3)	2,417	3,950	2,613	2,188	11,168
Purchase obligations (4)	2,011	1,818	1,330	960	6,119
Network decommissioning (5)	112	176	83	48	419
Total contractual obligations	$6,813	$13,291	$15,104	$21,829	$57,037

(1)
Represents principal amounts of long-term debt to affiliates and third parties at maturity, excluding unamortized premium from purchase price allocation fair value adjustment, capital lease obligations and vendor financing arrangements. See Note 7 – Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

(2)
Future minimum payments, including principal and interest payments and imputed lease rental income, related to the tower obligations. See Note 8 – Tower Obligations of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

(3)
As of December 31, 2016, we have updated the future minimum lease payments for all cell site leases presented above to include only payments due for the initial non-cancelable lease term only as they represent the payments which we cannot avoid at our option and also corresponds to our lease term assessment for new leases. This update had the effect of reducing our operating lease commitments included in the table above by $4.6 billion as of December 31, 2016. See Note 12 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

(4)
T-Mobile calculated the minimum obligation for certain agreements to purchase goods or services based on termination fees that can be paid to exit the contract. Termination penalties are included in the above table as payments due in less than one year, as this is the earliest T-Mobile could exit these contracts. For certain contracts that include fixed volume purchase commitments and fixed prices for various products, the purchase obligations are calculated using fixed volumes and contractually fixed prices for the products that are expected to be purchased. This table does not include open purchase orders as of December 31, 2016 under normal business purposes. See Note 12 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

(5)	Represents future undiscounted cash flows related to decommissioned MetroPCS CDMA network and certain other redundant cell sites as of December 31, 2016.

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

Off-Balance Sheet Arrangements

In 2015, we entered into an arrangement, as amended, to sell certain EIP accounts receivable on a revolving basis through November 2017 as an additional source of liquidity. In June 2016, the arrangement was amended to increase the maximum funding commitment to $1.3 billion with a scheduled expiration date in November 2017. In 2014, we entered into an arrangement, as amended, to sell certain service accounts receivable on a revolving basis through March 2017 as an additional source of liquidity. In November 2016, the arrangement was amended to increase the maximum funding commitment to $950 million with a scheduled expiration date in March 2018. As of December 31, 2016, T-Mobile derecognized net receivables of $2.5 billion upon sale through these arrangements.  See Note 3 – Sales of Certain Receivables of the Notes to the Consolidated Financial Statements.

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

The purchase agreements were amended in October 2016, see Note 7 – Debt of the Notes to the Consolidated Financial Statements.

In December 2016, we terminated our $500 million unsecured revolving credit facility with Deutsche Telekom. In addition, T-Mobile USA entered into a $2.5 billion revolving credit facility with Deutsche Telekom which comprised of (i) a three-year $1.0 billion senior unsecured revolving credit agreement and (ii) a three-year $1.5 billion senior secured revolving credit agreement. As of December 31, 2016, there were no outstanding borrowings under the revolving credit facility.

In January 2017, T-Mobile USA borrowed $4.0 billion under a secured term loan facility (“Incremental Term Loan Facility”) with Deutsche Telekom to refinance $1.98 billion of outstanding secured term loans under its Term Loan Credit Agreement dated November 9, 2015, with the remaining net proceeds from the transaction intended to be used to redeem callable high yield debt. The loans under the Incremental Term Loan Facility were drawn in two tranches on January 31, 2017 (i) $2.0 billion of which will bear interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.00% and will mature on November 9, 2022 and (ii) $2.0 billion of which will bear interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.25% and will mature on January 31, 2024. The Incremental Term Loan Facility increases Deutsche Telekom’s incremental term loan commitment provided to T-Mobile USA under that certain First Incremental Facility Amendment dated as of December 29, 2016 from $660 million to $2.0 billion and provides to T-Mobile USA an additional $2.0 billion incremental term loan commitment. See Note 14 – Subsequent Events of the Notes to the Consolidated Financial Statements for further information.

We also have related party transactions associated with Deutsche Telekom or its affiliates in the ordinary course of business, including intercompany servicing and licensing. See Note 13 – Additional Financial Information of the Notes to the Consolidated Financial Statements.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates in 2016 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below with respect to affiliates that we do not control and that are our affiliates solely due to their common control with Deutsche Telekom. We have relied upon Deutsche Telekom for information regarding their activities, transactions and dealings.

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

In addition, Deutsche Telekom, through certain of its non-U.S. subsidiaries, operating a fixed line network in their respective European home countries (in particular Germany), provides telecommunications services in the ordinary course of business to the Embassy of Iran in those European countries. Gross revenues and net profits recorded from these activities in 2016 were less than $0.1 million. We understand that Deutsche Telekom intends to continue these activities.

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
Allowances

We maintain an allowance for estimated losses inherent in the accounts receivable and EIP receivable portfolios. When determining the allowance, we consider a number of factors, including historical experience and current collection trends, aging of the receivable portfolio, credit quality of the customer base and other qualitative factors such as macro-economic conditions.

Credit collection risks are assessed for each type of receivable, such as EIP receivables, based upon historical and expected write-offs, net of recoveries, and an analysis of the aged receivable balances with reserves generally increasing as the receivable ages. To the extent that actual loss experience differs significantly from historical trends or assumptions, the required allowance amounts could differ from the estimate. We write off account balances if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on customer credit ratings and the length of time from the original billing date.

We offer certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an EIP. At the time of an installment sale, we impute a discount for interest as there is no stated rate of interest on the EIP receivables and record the EIP receivables at their present value, which is determined by discounting future payments at the imputed interest rate. The difference between the present value of the EIP receivables and their face amount results in a discount which is recorded as a direct reduction to the carrying value with a corresponding reduction to equipment revenues. We determine the imputed discount rate based primarily on current market interest rates and the amount of expected credit losses on the EIP receivables. As a result, we do not recognize a separate valuation allowance at the time of issuance as the effects of uncertainty about future cash flows are included in the initial present value measurement of the receivable. The imputed discount on EIP receivables is amortized over the financed installment term using the effective interest method and recognized as Interest income in our Consolidated Statements of Comprehensive Income.

Subsequent to the initial determination of the imputed discount, we assess the need for and, if necessary, recognize an allowance for credit losses to the extent the amount of estimated probable losses on the gross EIP receivables exceed the remaining unamortized imputed discount balances.

Total imputed discount and allowances as of December 31, 2016 and 2015 was approximately 8.0% and 8.2%, respectively, of the total amount of gross accounts receivable, including EIP receivables.

Depreciation

Depreciation commences once assets have been placed in service. We generally depreciate property and equipment over the period the property and equipment provide economic benefit. Leased wireless devices are depreciated to their estimated residual value over the period expected to provide utility to T-Mobile, which is generally the lease term. Depreciable life studies are performed periodically to confirm the appropriateness of depreciable lives for certain categories of property, plant and equipment. These studies take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and expected loss of leased wireless devices. When these factors indicate that an asset’s useful life is different from the previous assessment, the remaining book values are depreciated prospectively over the adjusted remaining estimated useful life. See Note 1 – Summary of Significant Accounting Policies and Note 4 – Property and Equipment of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding depreciation of assets, including management’s underlying estimates of useful lives.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment

We assess the carrying value of goodwill and other indefinite-lived intangible assets, such as our spectrum licenses, for potential impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that assets might be impaired.

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

The valuation approaches utilized to estimate fair value for the purposes of the impairment tests of goodwill and spectrum licenses require the use of assumptions and estimates, which involve a degree of uncertainty. If actual results or future expectations are not consistent with the assumptions, this may result in the recording of significant impairment charges on goodwill or spectrum licenses. The most significant assumptions within the valuation models are the discount rate, revenues, EBITDA margins and the long-term growth rate. See Note 1 – Summary of Significant Accounting Policies and Note 5 – Goodwill, Spectrum Licenses and Other Intangible Assets of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding our annual impairment test and impairment charges.

Guarantee Liabilities

In 2013, we introduced a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device. Participating customers must finance the purchase of a device on an EIP and have a qualifying T-Mobile monthly wireless service plan, which is treated as a single multiple-element arrangement when entered into at or near the same time. Upon qualifying JUMP! program upgrades, the customers’ remaining EIP balance is settled provided they trade-in their eligible used device in good working condition and purchase a new device from us on a new EIP.

For customers who enroll in JUMP!, we defer and recognize a liability, for the portion of revenue which represents the estimated fair value of the specified-price trade-in right guarantee. The guarantee liability is valued based on various economic and customer behavioral assumptions, which requires judgment, including estimating the customer's remaining EIP balance at trade-in, the expected fair value of the used device at trade-in, and the probability and timing of trade-in. When customers upgrade their device, the difference between the EIP balance credit to the customer and the fair value of the returned device is recorded against the guarantee liabilities. All assumptions are reviewed periodically.

Rent Expense

Most of the leases on our tower sites have fixed rent escalations which provide for periodic increases in the amount of rent payable over time. We calculate straight-line rent expense for each of these leases based on the fixed non-cancellable term of the lease plus all periods, if any, for which failure to renew the lease imposes a penalty on us in such amount that a renewal appears, at lease inception or significant modification, to be reasonably assured. We consider several factors in assessing whether renewal periods are reasonably assured of being exercised, including the continued maturation of our network nationwide, technological advances within the telecommunications industry and the availability of alternative sites. We make significant assumptions at lease inception in determining and assessing the factors that constitute a “penalty.” In doing so, we primarily consider costs incurred in acquiring and developing new sites, the useful life of site improvements and equipment costs, future economic conditions and the extent to which improvements in wireless technologies can be incorporated into a current assessment of whether an economic compulsion will exist in the future to renew a lease.

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

Accounting Pronouncements Not Yet Adopted

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

To perform the sensitivity analysis, we assessed the risk of a change in the fair value from the effect of a hypothetical interest rate change of positive 150 and negative 50 basis points. As of December 31, 2016, the change in the fair value of our Senior Secured Term Loans, based on this hypothetical change, is shown in the table below:

	Carrying Amount	Fair Value	Fair Value Assuming
(in millions)			+150 Basis Point Shift	-50 Basis Point Shift
Senior Secured Term Loans	$1,980	$2,005	$1,864	$2,055

Item 8. Financial Statements and Supplementary Data

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of T-Mobile US, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of T-Mobile US, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 14, 2017

T-Mobile US, Inc.
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$5,500	$4,582
Short-term investments	—	2,998
Accounts receivable, net of allowances of $102 and $116	1,896	1,788
Equipment installment plan receivables, net	1,930	2,378
Accounts receivable from affiliates	40	36
Inventories	1,111	1,295
Asset purchase deposit	2,203	—
Other current assets	1,537	1,813
Total current assets	14,217	14,890
Property and equipment, net	20,943	20,000
Goodwill	1,683	1,683
Spectrum licenses	27,014	23,955
Other intangible assets, net	376	594
Equipment installment plan receivables due after one year, net	984	847
Other assets	674	444
Total assets	$65,891	$62,413
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$7,152	$8,084
Payables to affiliates	125	135
Short-term debt	354	182
Deferred revenue	986	717
Other current liabilities	405	410
Total current liabilities	9,022	9,528
Long-term debt	21,832	20,461
Long-term debt to affiliates	5,600	5,600
Tower obligations	2,621	2,658
Deferred tax liabilities	4,938	4,061
Deferred rent expense	2,616	2,481
Other long-term liabilities	1,026	1,067
Total long-term liabilities	38,633	36,328
Commitments and contingencies (Note 12)
Stockholders' equity
5.50% Mandatory Convertible Preferred Stock Series A, par value $0.00001 per share, 100,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding; $1,000 and $1,000 aggregate liquidation value	—	—
Common Stock, par value $0.00001 per share, 1,000,000,000 shares authorized; 827,768,818 and 819,773,724 shares issued, 826,357,331 and 818,391,219 shares outstanding	—	—
Additional paid-in capital	38,846	38,666
Treasury stock, at cost, 1,411,487 and 1,382,505 shares issued	(1)	—
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(20,610)	(22,108)
Total stockholders' equity	18,236	16,557
Total liabilities and stockholders' equity	$65,891	$62,413

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions, except share and per share amounts)	2016	2015	2014
Revenues
Branded postpaid revenues	$18,138	$16,383	$14,392
Branded prepaid revenues	8,553	7,553	6,986
Wholesale revenues	903	692	731
Roaming and other service revenues	250	193	266
Total service revenues	27,844	24,821	22,375
Equipment revenues	8,727	6,718	6,789
Other revenues	671	514	400
Total revenues	37,242	32,053	29,564
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	5,731	5,554	5,788
Cost of equipment sales	10,819	9,344	9,621
Selling, general and administrative	11,378	10,189	8,863
Depreciation and amortization	6,243	4,688	4,412
Cost of MetroPCS business combination	104	376	299
Gains on disposal of spectrum licenses	(835)	(163)	(840)
Other, net	—	—	5
Total operating expenses	33,440	29,988	28,148
Operating income	3,802	2,065	1,416
Other income (expense)
Interest expense	(1,418)	(1,085)	(1,073)
Interest expense to affiliates	(312)	(411)	(278)
Interest income	261	420	359
Other expense, net	(6)	(11)	(11)
Total other expense, net	(1,475)	(1,087)	(1,003)
Income before income taxes	2,327	978	413
Income tax expense	(867)	(245)	(166)
Net income	1,460	733	247
Dividends on preferred stock	(55)	(55)	—
Net income attributable to common stockholders	$1,405	$678	$247

Net income	$1,460	$733	$247
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities, net of tax effect of $1, $(1) and $(1)	2	(2)	(2)
Other comprehensive income (loss)	2	(2)	(2)
Total comprehensive income	$1,462	$731	$245
Earnings per share
Basic	$1.71	$0.83	$0.31
Diluted	$1.69	$0.82	$0.30
Weighted average shares outstanding
Basic	822,470,275	812,994,028	805,284,712
Diluted	833,054,545	822,617,938	815,922,258

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2016	2015	2014
Operating activities
Net income	$1,460	$733	$247
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,243	4,688	4,412
Stock-based compensation expense	235	201	196
Deferred income tax expense	914	256	122
Bad debt expense	477	547	444
Losses from sales of receivables	228	204	179
Deferred rent expense	121	167	225
Gains on disposal of spectrum licenses	(835)	(163)	(840)
Change in embedded derivatives	(25)	148	(18)
Changes in operating assets and liabilities
Accounts receivable	(603)	(259)	(90)
Equipment installment plan receivables	97	1,089	(2,429)
Inventories	(802)	(2,495)	(499)
Deferred purchase price from sales of receivables	(270)	(185)	(204)
Other current and long-term assets	(133)	(217)	(328)
Accounts payable and accrued liabilities	(1,201)	693	2,395
Other current and long-term liabilities	158	22	312
Other, net	71	(15)	22
Net cash provided by operating activities	6,135	5,414	4,146
Investing activities
Purchases of property and equipment, including capitalized interest of $142, $246 and $64	(4,702)	(4,724)	(4,317)
Purchases of spectrum licenses and other intangible assets, including deposits	(3,968)	(1,935)	(2,900)
Purchases of short-term investments	—	(2,997)	—
Sales of short-term investments	2,998	—	—
Other, net	(8)	96	(29)
Net cash used in investing activities	(5,680)	(9,560)	(7,246)
Financing activities
Proceeds from issuance of long-term debt	997	3,979	2,993
Proceeds from tower obligations	—	140	—
Repayments of capital lease obligations	(205)	(57)	(19)
Repayments of short-term debt for purchases of inventory, property and equipment, net	(150)	(564)	(418)
Repayments of long-term debt	(20)	—	(1,000)
Proceeds from exercise of stock options	29	47	27
Proceeds from issuance of preferred stock	—	—	982
Tax withholdings on share-based awards	(121)	(156)	(73)
Dividends on preferred stock	(55)	(55)	—
Other, net	(12)	79	32
Net cash provided by financing activities	463	3,413	2,524
Change in cash and cash equivalents	918	(733)	(576)
Cash and cash equivalents
Beginning of period	4,582	5,315	5,891
End of period	$5,500	$4,582	$5,315
Supplemental disclosure of cash flow information
Interest payments, net of amounts capitalized	$1,681	$1,298	$1,367
Income tax payments	25	54	36
Changes in accounts payable for purchases of property and equipment	285	46	402
Leased devices transferred from inventory to property and equipment	1,588	2,451	—
Returned leased devices transferred from property and equipment to inventory	(602)	(166)	—
Issuance of short-term debt for financing of property and equipment	150	500	256
Assets acquired under capital lease obligations	799	470	77
The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Consolidated Statement of Stockholders’ Equity

(in millions, except shares)	Preferred Stock Outstanding	Common Stock Outstanding	Treasury Shares at Cost	Par Value and Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2013	—	801,879,804	$—	$37,330	$3	$(23,088)	$14,245
Net income	—	—	—	—	—	247	247
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Issuance of preferred stock	20,000,000	—	—	982	—	—	982
Stock-based compensation	—	—	—	196	—	—	196
Exercise of stock options	—	1,496,365	—	27	—	—	27
Issuance of vested restricted stock units	—	6,296,107	—	—	—	—	—
Shares withheld related to net share settlement of stock awards	—	(2,203,673)	—	(73)	—	—	(73)
Excess tax benefit from stock-based compensation	—	—	—	34	—	—	34
Other	—	—	—	7	—	—	7
Balance as of December 31, 2014	20,000,000	807,468,603	—	38,503	1	(22,841)	15,663
Net income	—	—	—	—	—	733	733
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	227	—	—	227
Exercise of stock options	—	2,381,650	—	47	—	—	47
Stock issued for employee stock purchase plan	—	761,085	—	21	—	—	21
Issuance of vested restricted stock units	—	11,956,345	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	—	(4,176,464)	—	(156)	—	—	(156)
Excess tax benefit from stock-based compensation	—	—	—	79	—	—	79
Dividends on preferred stock	—	—	—	(55)	—	—	(55)
Balance as of December 31, 2015	20,000,000	818,391,219	—	38,666	(1)	(22,108)	16,557
Net income	—	—	—	—	—	1,460	1,460
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation	—	—	—	264	—	—	264
Exercise of stock options	—	982,904	—	29	—	—	29
Stock issued for employee stock purchase plan	—	1,905,534	—	63	—	—	63
Issuance of vested restricted stock units	—	7,712,463	—	—	—	—	—
Shares withheld related to net share settlement of stock awards and stock options	—	(2,605,807)	—	(122)	—	—	(122)
Transfer RSU to NQDC plan	—	(28,982)	(1)	1	—	—	—
Dividends on preferred stock	—	—	—	(55)	—	—	(55)
Prior year Retained Earnings (Note 1)	—	—	—	—	—	38	38
Balance as of December 31, 2016	20,000,000	826,357,331	$(1)	$38,846	$1	$(20,610)	$18,236

The accompanying notes are an integral part of these consolidated financial statements.

T-Mobile US, Inc.
Index for Notes to the Consolidated Financial Statements

T-Mobile US, Inc.
Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business

T-Mobile US, Inc. (“T-Mobile,” “we,” “our,” “us” or the “Company”), together with its consolidated subsidiaries, is a leading provider of mobile communications services, including voice, messaging and data, under its flagship brands, T-Mobile and MetroPCS, in the United States (“U.S.”), Puerto Rico and the U.S. Virgin Islands. We provide mobile communications services primarily using 4G Long-Term Evolution (“LTE”) technology. We also offer a wide selection of wireless devices, including handsets, tablets and other mobile communication devices, and accessories for sale, as well as financing through Equipment Installment Plans (“EIP”) and leasing through JUMP On Demand™. Additionally, we provide reinsurance for handset insurance policies and extended warranty contracts offered to our mobile communications customers.

Basis of Presentation

The consolidated financial statements include the balances and results of operations of T-Mobile and our consolidated subsidiaries. We operate as a single operating segment. We consolidate majority-owned subsidiaries over which we exercise control, as well as variable interest entities (“VIE”) where we are deemed to be the primary beneficiary and VIEs, which cannot be deconsolidated, such as those related to Tower obligations. Intercompany transactions and balances have been eliminated in consolidation.

Certain prior year amounts relating to the adoption of Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” have been reclassified to conform to the current presentation. See “Accounting Pronouncements Adopted During the Current Year” below.

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

Short-Term Investments

Our short-term investments consist of U.S. Treasury securities classified as available for sale, which are stated at fair value and have remaining maturities of more than three months at the date of purchase. Unrealized gains and losses, net of related income taxes, on available for sale securities are reported as net increases and decreases to Accumulated other comprehensive income (loss) (“AOCI”), a component of stockholders' equity, until realized. The estimated fair values of our short-term investments are based on quoted market prices as of the end of the reporting period. The U.S. Treasury securities reported as of December 31, 2015 matured during 2016.

We review our available-for-sale securities for impairment on a quarterly basis or more often if a potential loss-triggering event occurs. If there has been a decline in the fair value below the amortized cost basis, we assess whether the impairment is other-than-temporary by considering, among other factors, the reason for the decline in fair value, our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and whether we do not expect to recover the entire amortized cost basis of the security. If we determine the impairment is other-than-temporary, we record a charge to Other expense, net in our Consolidated Statements of Comprehensive Income.

Accounts Receivable and Allowances

Accounts receivable consist primarily of amounts billed and currently due from customers, other carriers and third-party retail channels (“dealers”), as well as revenues earned but not yet billed at the end of each period. Accounts receivable not held for sale are reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for credit losses. Accounts receivable held for sale are reported at the lower of amortized cost or fair value. We have an arrangement to sell the majority of service accounts receivable on a revolving basis, which are treated as sales of financial assets. We maintain an allowance for estimated losses inherent in the accounts receivable portfolio based on a number of factors, including historical experience and current collection trends, aging of the receivable portfolio, credit quality of the customer base and other qualitative factors such as macro-economic conditions. We write off account balances if collection efforts are unsuccessful and the receivable balance is deemed uncollectible, based on customer credit ratings and the length of time from the original billing date.

Equipment Installment Plan Receivables

We offer certain retail customers the option to pay for their devices and other purchases in installments over a period of up to 24 months using an EIP. EIP not held for sale are reported in the balance sheet at outstanding principal adjusted for any charge-offs, allowance for credit losses and unamortized discounts. Accounts receivable held for sale are reported at the lower of amortized cost or fair value. At the time of an installment sale, we impute a discount for interest as there is no stated rate of interest on the EIP receivables and record the EIP receivables at their present value, which is determined by discounting future payments at the imputed interest rate. The difference between the present value of the EIP receivables and their face amount results in a discount which is recorded as a direct reduction to the carrying value with a corresponding reduction to equipment revenues in our Consolidated Statements of Comprehensive Income. We determine the imputed discount rate based primarily on current market interest rates and the amount of expected credit losses on the EIP receivables. As a result, we do not recognize a separate valuation allowance at the time of issuance as the effects of uncertainty about future cash flows are included in the initial present value measurement of the receivable. The imputed discount on EIP receivables is amortized over the financed installment term using the effective interest method and recognized as Interest income in our Consolidated Statements of Comprehensive Income.

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

The current portion of the EIP receivables is included in Equipment installment plan receivables, net and the long-term portion of the EIP receivables is included in Equipment installment plan receivables due after one year, net in our Consolidated Balance Sheets. We have an arrangement to sell certain EIP receivables on a revolving basis, which are treated as sales of financial assets.

Inventories

Inventories consist primarily of wireless devices and accessories, which are valued at the lower of cost or market. Cost is determined using standard cost which approximates average cost. Shipping and handling costs paid to wireless device and accessories vendors, and costs to refurbish used devices recovered through our device upgrade programs are included in the standard cost of inventory. We record inventory write-downs to net realizable value for obsolete and slow-moving items based on inventory turnover trends and historical experience.

Long-Lived Assets

Long-lived assets include assets that do not have indefinite lives, such as property and equipment and other intangible assets. We assess potential impairments to our long-lived assets when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If any indicators of impairment are present, we test recoverability. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated from the use and eventual disposition of the asset or asset group. If the undiscounted cash flows do not exceed the asset or asset group’s carrying amount, then an impairment loss is recorded, measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.

Property and Equipment

Property and equipment consists of buildings and equipment, wireless communication systems, leasehold improvements, capitalized software, leased wireless devices and construction in progress. Buildings and equipment include certain network server equipment. Wireless communication systems include assets to operate our wireless network and IT data centers, including tower assets and leasehold improvements, assets related to the liability for the retirement of long-lived assets and capital leases. Leasehold improvements include asset improvements other than those related to the wireless network.

Property and equipment are recorded at cost less accumulated depreciation and impairments, if any, in Property and equipment, net on our Consolidated Balance Sheets. We generally depreciate property and equipment over the period the property and equipment provide economic benefit. Depreciable life studies are performed periodically to confirm the appropriateness of useful lives for certain categories of property and equipment. These studies take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution. When these factors indicate the useful life of an asset is different from the previous assessment, the remaining book value is depreciated prospectively over the adjusted remaining estimated useful life. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease term.

In 2015, we introduced JUMP! On Demand which allows customers to lease a device over a period up to 18 months and upgrade it for a new one up to three times in a 12 month period. To date, all of our leased devices were classified as operating leases by considering critical elements of the lease arrangement such as the lease term and the economic life, fair value and residual value of the device. At operating lease inception, leased wireless devices are transferred from inventory to property and equipment. Leased wireless devices are depreciated to their estimated residual value over the period expected to provide utility to us, which is generally the lease term.  Revenues associated with the leased wireless devices, net of incentives, are generally recognized over the lease term.  Upon device upgrade or at lease end, customers must return or purchase their device.  Returned devices transferred from Property and equipment, net are recorded as inventory and are valued at the lower of cost or market with any write-down to market recognized as Cost of equipment sales in our Consolidated Statements of Comprehensive Income.

Costs of major replacements and improvements are capitalized. Repair and maintenance expenditures which do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. Construction costs, labor and overhead incurred in the expansion or enhancement of our wireless network are capitalized. Capitalization commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases at the point at which the asset is ready for its intended use. We capitalize interest associated with the acquisition or construction of certain property and equipment. Capitalized interest is reported as a reduction in interest expense and depreciated over the useful life of the related assets.

Future obligations related to capital leases are included in Short-term debt and Long-term debt in our Consolidated Balance Sheets. Depreciation of assets held under capital leases is included in Depreciation and amortization expense in our Consolidated Statements of Comprehensive Income.

We record an asset retirement obligation for the fair value of legal obligations associated with the retirement of tangible long-lived assets and a corresponding increase in the carrying amount of the related asset in the period in which the obligation is incurred. In periods subsequent to initial measurement, we recognize changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset. Our obligations relate primarily to certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.

We capitalize certain costs incurred in connection with developing or acquiring internal use software. Capitalization of software costs commences once the final selection of the specific software solution has been made and management authorizes and commits to funding the software project. Capitalized software costs are included in Property and equipment, net in our Consolidated Balance Sheets and are amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

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

Spectrum Licenses

Spectrum licenses are carried at costs incurred to acquire the spectrum licenses and the costs to prepare the spectrum licenses for their intended use, such as costs to clear acquired spectrum licenses. The Federal Communications Commission (“FCC”) issues spectrum licenses which provide us with the exclusive right to utilize designated radio frequency spectrum within specific geographic service areas to provide wireless communication services. While spectrum licenses are issued for a fixed period of time, typically for up to fifteen years, the FCC has granted license renewals routinely and at a nominal cost. The spectrum licenses held by us expire at various dates. We believe we will be able to meet all requirements necessary to secure renewal of our spectrum licenses at nominal costs. Moreover, we determined there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our spectrum licenses. Therefore, we determined the spectrum licenses should be treated as indefinite-lived intangible assets.

At times, we enter into agreements to sell or exchange spectrum licenses.  Upon entering into the arrangement, if the transaction has been deemed to have commercial substance, spectrum licenses are reviewed for impairment and transferred at their carrying value, net of any impairment, to assets held for sale included in Other current assets in our Consolidated Balance Sheets until approval and completion of the exchange or sale.  Upon closing of the transaction, spectrum licenses acquired as part of an exchange of nonmonetary assets are valued at fair value and the difference between the fair value of the spectrum licenses obtained, book value of the spectrum licenses transferred and cash paid, if any, is recognized as a gain and included in Gains on disposal of spectrum licenses in our Consolidated Statements of Comprehensive Income. Our fair value estimates of spectrum licenses are based on information for which there is little or no observable market data. If the transaction lacks commercial substance or the fair value is not measurable, the acquired spectrum licenses are recorded at the book value of the assets transferred or exchanged.

Impairment

We assess the carrying value of our goodwill and other indefinite-lived intangible assets, such as our spectrum licenses, for potential impairment annually as of December 31, or more frequently if events or changes in circumstances indicate such assets might be impaired.

We may elect to first perform a qualitative assessment to determine whether it is more likely than not the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we do not perform a qualitative assessment, or if the qualitative assessment indicates it is more likely than not the fair value of the single reporting unit is less than its carrying amount, goodwill is tested for impairment based on a two-step test. In the first step, we compare the fair value of the reporting unit to the carrying value. The fair value of the reporting unit is determined using a market approach, which is based on market capitalization. If the fair value is less than the carrying value, the second step is performed. In the second step, we determine the fair values of all of the assets and liabilities of the reporting unit, including those that may not be currently recorded. The excess of the fair value of the reporting unit over the sum of the fair value of all of those assets and liabilities represents the implied goodwill amount. If the implied fair value of goodwill is lower than its carrying amount, an impairment loss is recognized for the difference.

We test our spectrum licenses for impairment on an aggregate basis, consistent with our management of the overall business at a national level.  We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an intangible asset group is less than its carrying value. If we do not perform the qualitative assessment, or if the qualitative assessment indicates it is more likely than not the fair value of the intangible asset group is less than its carrying amount, we calculate the estimated fair value of the intangible asset group. If the estimated fair value of the spectrum licenses is lower than their carrying amount, an impairment loss is recognized for the difference.  We estimate fair value using the Greenfield approach, which is an income approach, to estimate the price at which an orderly transaction to sell the asset would take place between market participants at the measurement date under current market conditions.

Guarantee Liabilities

We offer a device trade-in program, Just Upgrade My Phone (“JUMP!”), which provides eligible customers a specified-price trade-in right to upgrade their device.  Participating customers must finance the purchase of a device on an EIP and have a qualifying T-Mobile monthly wireless service plan, which is treated as a single multiple-element arrangement when entered into at or near the same time.  Upon a qualifying JUMP! program upgrade, the customer’s remaining EIP balance is settled provided they trade-in their eligible used device in good working condition and purchase a new device from us on a new EIP.

For customers who enroll in JUMP!, we defer and recognize a liability for the portion of revenue which represents the estimated fair value of the specified-price trade-in right guarantee.  The guarantee liability is valued based on various economic and customer behavioral assumptions, which requires judgment, including estimating the customer's remaining EIP balance at trade-in, the expected fair value of the used device at trade-in, and the probability and timing of trade-in.  We assess our guarantee liability at each reporting date to determine if facts and circumstances would indicate the incurrence of an incremental contingent liability is probable and if so, reasonably estimable. The recognition and subsequent adjustments of the contingent guarantee liability as a result of these assessments are recorded as adjustments to revenue. When customers upgrade their device, the difference between the EIP balance credit to the customer and the fair value of the returned device is recorded against the guarantee liabilities.

Fair Value Measurements

We carry certain assets and liabilities at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs based on the observability as of the measurement date, is as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs other than the quoted prices in active markets for identical assets and liabilities; and

Level 3	Unobservable inputs for which there is little or no market data, which require us to develop assumptions of what market participants would use in pricing the asset or liability.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the placement of assets and liabilities being measured within the fair value hierarchy.

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

Derivative Financial Instruments

Derivative financial instruments primarily relate to embedded derivatives for certain components of the reset feature of the Senior Reset Notes to affiliates, which are required to be bifurcated and are recorded on the Consolidated Balance Sheets at fair value. Changes in fair value are recognized in Interest expense to affiliates in our Consolidated Statements of Comprehensive Income. We do not enter into derivatives for trading or speculative purposes.

Revenue Recognition

We primarily generate our revenue from providing wireless services to customers and selling or leasing devices and accessories. We offer our wireless services and devices to customers through bundled arrangements, which may be comprised of multiple contracts entered into with a customer at or near the same time. In recognizing revenue, we assess such agreements as a single bundled arrangement that may involve multiple deliverables, which include wireless services, wireless devices or a combination thereof, and allocated revenue between each deliverable based on the relative selling prices of each deliverable on a standalone basis.

In June 2016, we introduced #GetThanked, which offers eligible customers the following free promotional items as part of their T-Mobile service:

•
T-Mobile stock - A share of T-Mobile stock to eligible new (through December 31, 2016) or existing (as of June 6, 2016) customers. Shares issued to customers under this promotion are purchased by an independent third-party broker in the open market on behalf of eligible customers. The associated cost, which is paid by T-Mobile, is recorded as a reduction of service revenue for existing customers and as a reduction of equipment revenue for new customers in our Consolidated Statements of Comprehensive Income. Through December 31, 2016, existing eligible customers can also receive a share of T-Mobile stock (subject to a maximum of 100 shares in a calendar year) for every new active account they refer, purchased by the third-party broker and paid for by T-Mobile. The cost of shares issued under this refer-a-friend program are included in Selling, general and administrative expense in our Consolidated Statements of Comprehensive Income;

•
Weekly surprise items - Each Tuesday, eligible customers who download the T-Mobile Tuesday app are informed about and can redeem products and services offered by participating business partners. The associated cost is included in Selling, general and administrative expense in our Consolidated Statements of Comprehensive Income; and

•
In-flight Wi-Fi - A full hour of in-flight Wi-Fi free to eligible customers on their smartphone on all Gogo-equipped domestic flights. The associated cost, which is paid by T-Mobile, is included in Cost of services in our Consolidated Statements of Comprehensive Income.

Wireless Services Revenue

We generate our wireless service revenues from providing access to, and usage of, our wireless communications network. Service revenues also include revenues earned for providing value added services to customers, such as handset insurance services. Service revenues are billed either in advance or arrears or are prepaid and are recognized when the service is rendered and all other revenue recognition criteria have been met. Revenues that are not reasonably assured to be collectible are recorded on a cash basis as payments are received. The recognition of prepaid revenue is deferred until services are rendered or the prepaid balance expires. Incentives given to customers are recorded as a reduction to revenue. We recognize service revenues for Data Stash plans when such services are delivered and the data is consumed, or at time of forfeiture or expiration.  Revenues relating to unused data that is carried over to the following month are deferred and valued based on their relative standalone selling price. Revenue is recorded gross for arrangements involving the resale of third-party services where we are considered the primary obligor and is recorded net of associated costs incurred for services whereby we are not considered the primary obligor.

Federal Universal Service Fund (“USF”) and other fees are assessed by various governmental authorities in connection with the services we provide to our customers. When we separately bill and collect these regulatory fees from customers, they are recorded gross in Total service revenues and cost of services in our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2016, 2015 and 2014, we recorded approximately $409 million, $334 million and $349 million, respectively, of USF and other fees on a gross basis.

Equipment Revenues

We generate equipment revenues from the sale or lease of mobile communication devices and accessories. Device and accessory sales revenues are generally recognized when the products are delivered to, and accepted by, the customer or dealer. We defer a portion of equipment revenues and cost of equipment sales for expected device returns based on historical experience. We offer certain customers the option to pay for devices and accessories in installments using an EIP. See EIP Receivables section above for further information.

In addition, for customers enrolled in JUMP!, we separate the JUMP! trade-in right from the multiple element arrangement at its fair value and defer the portion of revenue which represents the fair value of the trade-in right. See Guarantee Liabilities section above for further information. In 2015, we introduced JUMP! On Demand, which allows customers to lease a device and upgrade their leased wireless device for a new one up to three times in a 12 month period. Leased wireless devices are accounted for as operating leases and lease revenues are recognized as earned on a straight-line basis over the lease term. The residual value of purchased leased devices is recorded as equipment revenues and cost of equipment sales. See Property and Equipment section above for further information.

Rent Expense

We have operating leases for cell sites, retail locations, corporate offices and dedicated transportation lines, some of which have escalating rentals during the initial lease term and during subsequent optional renewal periods. We recognize rent expense on a straight-line basis, over the non-cancelable lease term and renewal periods that are considered reasonably assured at the inception of the lease. We consider several factors in assessing whether renewal periods are reasonably assured of being exercised, including the continued maturation of our network nationwide, technological advances within the telecommunications industry and the availability of alternative sites.

Advertising Expense

We expense the cost of advertising and other promotional expenditures to market our services and products as incurred. For the years ended December 31, 2016, 2015 and 2014, advertising expenses included in Selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income were $1.7 billion, $1.6 billion and $1.4 billion, respectively.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of adjustments, net of tax, related to unrealized gains (losses) on available-for-sale securities. This is reported in AOCI as a separate component of stockholders’ equity until realized in earnings.

Stock-Based Compensation

Stock-based compensation cost for stock awards, which include restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”), is measured at fair value on the grant date and recognized as expense, net of expected forfeitures, over the related service period. The fair value of stock awards is based on the closing price of our common stock on the date of grant. RSUs are recognized as expense using the straight-line method. PSUs are recognized as expense following a graded vesting schedule.

Earnings Per Share

Basic earnings per share is computed by dividing Net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of outstanding stock options, RSUs and PRSUs, calculated using the treasury stock method, and mandatory convertible preferred stock (“preferred stock”), calculated using the if-converted method.

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

The primary beneficiary is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party which has both the power to direct the activities of an entity that most significantly impact the VIE's economic performance, and through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE. We consolidate VIEs when we are deemed to be the primary beneficiary or when the VIE cannot be deconsolidated.

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

Accounting Pronouncements Adopted During the Current Year

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for shared-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We elected to adopt this standard effective as of January 1, 2016. The impacts on our consolidated financial statements from the adoption of this standard are as follows:

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. We adopted this new guidance in the first quarter of 2016 and applied the changes retrospectively. The implementation of this standard did not have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard requires us to assess our ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about our ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. We adopted this new guidance in the fourth quarter of 2016. The implementation of this standard did not have an impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and has since modified the standard with several ASU’s.

The standard requires entities to recognize revenue through the application of a five-step model, which includes the: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

The standard becomes effective for us beginning January 1, 2018; however, early adoption with the original effective date for periods beginning January 1, 2017 is permitted.  We plan to adopt the standard when it becomes effective for us beginning January 1, 2018.

The guidance permits two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. We currently anticipate adopting the standard using the modified retrospective method with a cumulative catch up adjustment and providing additional disclosures comparing results to previous rules.

We continue to evaluate the impact of the new standard on our consolidated financial statements but anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impacts may include the following items:

•
Whether our EIP contracts contain a significant financing component, which is similar to our current practice of imputing interest, and would similarly impact the amount of revenue recognized at the time of an EIP sale and whether or not a portion of the revenue is recognized as interest rather than equipment revenue.

•
As we currently expense contract acquisition costs and believe that the requirement to defer incremental contract acquisition costs and recognize them over the term of the initial contract and anticipated renewal contracts to which the costs relate will have a significant impact to our consolidated financial statements.

•	Whether bill credits earned over time result in extended service contracts, which would impact the allocation and timing of revenue between service revenue and equipment revenue.

•
Overall, with the exception of the aforementioned impacts, we do not expect that the new standard will result in a substantive change to the method of allocation of contract revenues between various services and equipment, nor to the timing of when revenues are recognized for most of our service contracts.

We are still in the process of evaluating these impacts, and our initial assessment may change as we continue to refine our systems, process and assumptions.

We are in the process of implementing significant new revenue accounting systems, processes and internal controls over revenue recognition which will ultimately assist us in the application of the new standard.

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

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. The standard will become effective for us beginning January 1, 2018 and will require any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. Early adoption is permitted. We are currently evaluating the standard, but expect that it will not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The standard requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The standard will be effective for us beginning January 1, 2018 and will require a retrospective approach. Early adoption is permitted.  We are currently evaluating the standard, but expect that it will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit.  The standard will become effective for us beginning January 1, 2020 and must be applied to any annual or interim goodwill impairment assessments after that date.  Early adoption is permitted.  We are currently evaluating the standard, but expect that it will not have a material impact on our consolidated financial statements.

Note 2 – Equipment Installment Plan Receivables

We offer certain retail customers the option to pay for their devices and accessories in installments over a period of up to 24 months using an EIP.

The following table summarizes the EIP receivables:

(in millions)	December 31, 2016	December 31, 2015
EIP receivables, gross	$3,230	$3,558
Unamortized imputed discount	(195)	(185)
EIP receivables, net of unamortized imputed discount	3,035	3,373
Allowance for credit losses	(121)	(148)
EIP receivables, net	$2,914	$3,225

Classified on the balance sheet as:
Equipment installment plan receivables, net	$1,930	$2,378
Equipment installment plan receivables due after one year, net	984	847
EIP receivables, net	$2,914	$3,225

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

The balance and aging of the EIP receivables on a gross basis by credit category were as follows:

	December 31, 2016			December 31, 2015
(in millions)	Prime	Subprime	Total	Prime	Subprime	Total
Unbilled	$1,343	$1,686	$3,029	$1,593	$1,698	$3,291
Billed – Current	51	77	128	77	91	168
Billed – Past Due	25	48	73	37	62	99
EIP receivables, gross	$1,419	$1,811	$3,230	$1,707	$1,851	$3,558

The increase in subprime EIP receivables as a percentage of total EIP receivables is primarily due to the EIP sale arrangement funding increase during the year ended December 31, 2016.

Activity for the years ended December 31, 2016 and 2015 in the unamortized imputed discount and allowance for credit losses balances for the EIP receivables was as follows:

(in millions)	December 31, 2016	December 31, 2015
Imputed discount and allowance for credit losses, beginning of year	$333	$448
Bad debt expense	250	365
Write-offs, net of recoveries	(277)	(333)
Change in imputed discount on short-term and long-term EIP receivables	186	(84)
Impacts from sales of EIP receivables	(176)	(63)
Imputed discount and allowance for credit losses, end of year	$316	$333

The EIP receivables had weighted average effective imputed interest rates of 9.0% and 8.8% as of December 31, 2016 and 2015, respectively.

Note 3 – Sales of Certain Receivables

We have entered into transactions to sell certain service and EIP accounts receivables. The transactions, including our continuing involvement with the sold receivables and the respective impacts to our financial statements, are described below.

Sales of Service Receivables

Overview of the Transaction

In 2014, we entered into an arrangement to sell certain service accounts receivables on a revolving basis with a maximum funding commitment of $750 million (the “service receivable sale arrangement”). In November 2016, the arrangement was amended to increase the maximum funding commitment to $950 million with a scheduled expiration date in March 2018. As of December 31, 2016 and 2015, the service receivable sale arrangement provided funding of $907 million and $750 million, respectively. Sales of receivables occur daily and are settled on a monthly basis. The receivables consist of service charges currently due from customers and are short-term in nature.

In connection with the service receivable sale arrangement, we formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity to sell service accounts receivables (the “Service BRE”). The Service BRE does not qualify as a Variable Interest Entity (“VIE”), and due to the significant level of control we exercise over the entity, it is consolidated. Pursuant to the arrangement, certain of our wholly-owned subsidiaries transfer selected receivables to the Service BRE.  The Service BRE then sells the receivables to an unaffiliated entity (the “Service VIE”), which was established to facilitate the sale of beneficial ownership interests in the receivables to certain third parties.

Variable Interest Entity

We determined that the Service VIE qualifies as a VIE as it lacks sufficient equity to finance its activities. We have a variable interest in the Service VIE, but are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the Service VIE’s economic performance. Those activities include committing the Service VIE to legal agreements to purchase or sell assets, selecting which receivables are purchased in the service receivable sale arrangement, determining whether the Service VIE will sell interests in the purchased service receivables to other parties, funding of the entities and servicing of receivables. We do not hold the power to direct the key decisions underlying these activities. For example, while we act as the servicer of the sold receivables, which is considered a significant activity of the Service VIE, we are acting as an agent in our capacity as the servicer and the counterparty to the service receivable sale arrangement has the ability to remove us as the servicing agent of the receivables at will with no recourse available to us. As we have determined we are not the primary beneficiary, the results of the Service VIE are not consolidated into our consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets, which consists primarily of the deferred purchase price and liabilities included in our Consolidated Balance Sheets that relate to our variable interest in the Service VIE:

(in millions)	December 31, 2016	December 31, 2015
Other current assets	$207	$206
Accounts payable and accrued liabilities	17	—
Other current liabilities	129	73

Sales of EIP Receivables

Overview of the Transaction

In 2015, we entered into an arrangement to sell certain EIP accounts receivables on a revolving basis with a maximum funding commitment of $800 million (the “EIP sale arrangement”). In June 2016, the EIP sale arrangement was amended to increase the maximum funding commitment to $1.3 billion with a scheduled expiration date in November 2017. As of December 31, 2016 and 2015, the EIP sale arrangement provided funding of $1.2 billion and $800 million, respectively. Sales of EIP receivables occur daily and are settled on a monthly basis. The receivables consist of customer EIP balances, which require monthly customer payments for up to 24 months.

In connection with this EIP sale arrangement, we formed a wholly-owned subsidiary, which qualifies as a bankruptcy remote entity (the “EIP BRE”). Pursuant to the EIP sale arrangement, our wholly-owned subsidiary transfers selected receivables to the EIP BRE.  The EIP BRE then sells the receivables to a non-consolidated and unaffiliated third-party entity for which we do not exercise any level of control, nor does the entity qualify as a VIE.

Variable Interest Entity

We determined that the EIP BRE is a VIE as its equity investment at risk lacks the obligation to absorb a certain portion of its expected losses. We have a variable interest in the EIP BRE and determined that we are the primary beneficiary based on our ability to direct the activities which most significantly impact the EIP BRE’s economic performance. Those activities include selecting which receivables are transferred into the EIP BRE and sold in the EIP sale arrangement and funding of the EIP BRE. Additionally, our equity interest in the EIP BRE obligates us to absorb losses and gives us the right to receive benefits from the EIP BRE that could potentially be significant to the EIP BRE. Accordingly, we determined that we are the primary beneficiary, and include the balances and results of operations of the EIP BRE in our consolidated financial statements.

The following table summarizes the carrying amounts and classification of assets (primarily the deferred purchase price) and liabilities included in our Consolidated Balance Sheets that relate to the EIP BRE:

(in millions)	December 31, 2016	December 31, 2015
Other current assets	$371	$164
Other assets	83	44
Accounts payable and accrued liabilities	—	14
Other long-term liabilities	4	3

In addition, the EIP BRE is a separate legal entity with its own separate creditors who will be entitled, prior to any liquidation of the EIP BRE, to be satisfied prior to any value in the EIP BRE becoming available to us. Accordingly, the assets of the EIP BRE may not be used to settle our general obligations and creditors of the EIP BRE have limited recourse to our general credit.

Sales of Receivables

The transfers of service receivables and EIP receivables to the non-consolidated entities are accounted for as sales of financial assets. Once identified for sale, the receivable is recorded at the lower of cost or fair value. Upon sale, we derecognize the net carrying amount of the receivables. We recognize the net cash proceeds in Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

The proceeds are net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivables. We recognize the collection of the deferred purchase price in Net cash provided by operating activities as it is dependent on collection of the customer receivables and is not subject to significant interest rate risk. The deferred purchase price represents a financial asset that is primarily tied to the creditworthiness of the customers and which can be settled in such a way that we may not recover substantially all of our recorded investment, due to default by the customers on the underlying receivables. We elected, at inception, to measure the deferred purchase price at fair value with changes in fair value included in Selling, general and administrative expense in our Consolidated Statements of Comprehensive Income. The fair value of the deferred purchase price is determined based on a discounted cash flow model which uses primarily unobservable inputs (Level 3 inputs), including customer default rates. As of December 31, 2016 and 2015, our deferred purchase price related to the sales of service receivables and EIP receivables was $659 million and $389 million, respectively.

The following table summarizes the impacts of the sale of certain service receivables and EIP receivables in our Consolidated Balance Sheets:

(in millions)	December 31, 2016	December 31, 2015
Derecognized net service receivables and EIP receivables	$2,502	$1,850
Other current assets	578	370
of which, deferred purchase price	576	345
Other long-term assets	83	44
of which, deferred purchase price	83	44
Accounts payable and accrued liabilities	17	14
Other current liabilities	129	73
Other long-term liabilities	4	3
Net cash proceeds since inception	2,030	1,494
Of which:
Net cash proceeds during the year-to-date period	536	884
Net cash proceeds funded by reinvested collections	1,494	610

We recognized losses from sales of receivables of $228 million, $204 million and $179 million for the years ended December 31, 2016, 2015 and 2014, respectively. These losses from sales of receivables were recognized in Selling, general and administrative expense in our Consolidated Statements of Comprehensive Income. Losses from sales of receivables include adjustments to the receivables’ fair values and changes in fair value of the deferred purchase price.

Continuing Involvement

Pursuant to the sale arrangements described above, we have continuing involvement with the service receivables and EIP receivables we sell as we service the receivables and are required to repurchase certain receivables, including ineligible receivables, aged receivables and receivables where write-off is imminent. We continue to service the customers and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. As the receivables are sold on a revolving basis, the customer payment collections on sold receivables may be reinvested in new receivable sales. While servicing the receivables, we apply the same policies and procedures to the sold receivables as we apply to our owned receivables, and we continue to maintain normal relationships with our customers. Pursuant to the EIP sale arrangement, under certain circumstances, we are required to deposit cash or replacement EIP receivables primarily for contracts terminated by customers under our JUMP! Program.

In addition, we have continuing involvement with the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the sale arrangements. Our maximum exposure to loss related to the involvement with the service receivables and EIP receivables sold under the sale arrangements was $1.1 billion as of December 31, 2016. The maximum exposure to loss, which is a required disclosure under GAAP, represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby we would not receive the deferred purchase price portion of the contractual proceeds withheld by the purchasers and would also be required to repurchase the maximum amount of receivables pursuant to the sale arrangements without consideration for any recovery.  As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of our expected loss.

Note 4 – Property and Equipment

The components of property and equipment were as follows:

(in millions)	Useful Lives	December 31, 2016	December 31, 2015
Buildings and equipment	Up to 40 years	$1,657	$1,900
Wireless communications systems	Up to 20 years	29,272	27,063
Leasehold improvements	Up to 12 years	1,068	1,003
Capitalized software	Up to 7 years	8,488	8,524
Leased wireless devices	Up to 18 months	2,624	2,236
Construction in progress		2,613	2,466
Accumulated depreciation and amortization		(24,779)	(23,192)
Property and equipment, net		$20,943	$20,000

Wireless communication systems include capital lease agreements for network equipment with varying expiration terms through 2030. Capital lease assets and accumulated amortization were $1.6 billion and $300 million, and $839 million and $117 million, as of December 31, 2016 and 2015, respectively.

We capitalize interest associated with the acquisition or construction of certain property and equipment. We recognized capitalized interest of $142 million, $230 million and $81 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The components of leased wireless devices under our JUMP! On Demand program were as follows:

(in millions)	December 31, 2016	December 31, 2015
Leased wireless devices, gross	$2,624	$2,236
Accumulated depreciation	(1,193)	(263)
Leased wireless devices, net	$1,431	$1,973

Future minimum payments expected to be received over the lease term related to the leased wireless devices, which exclude optional residual buy-out amounts at the end of the lease term, are summarized below:

(in millions)	Total
Year Ending December 31,
2017	$710
2018	92
Total	$802

Depreciation expense relating to property and equipment was $6.0 billion, $4.4 billion and $4.1 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation expense for the years ended December 31, 2016 and 2015 included $1.5 billion and $312 million, respectively, related to leased wireless devices.

For the years ended December 31, 2016, 2015 and 2014, we recorded additional depreciation expense of $101 million, $85 million and $242 million, respectively, as a result of adjustments to useful lives of network equipment expected to be replaced in connection with our network transformation and decommissioning the MetroPCS CDMA network and redundant network cell sites.

Asset retirement obligations are primarily for certain legal obligations to remediate leased property on which our network infrastructure and administrative assets are located.

Activity in our asset retirement obligations was as follows:

(in millions)	December 31, 2016	December 31, 2015
Asset retirement obligations, beginning of year	$483	$390
Liabilities incurred	50	19
Liabilities settled	(67)	(130)
Accretion expense	24	17
Changes in estimated cash flows	49	187
Asset retirement obligations, end of year	$539	$483

Classified on the balance sheet as:
Other current liabilities	$16	$41
Other long-term liabilities	523	442
Asset retirement obligations	$539	$483

The corresponding assets, net of accumulated depreciation, related to asset retirement obligations were $258 million and $241 million as of December 31, 2016 and 2015, respectively. For the year ended December 31, 2015, we settled asset retirement obligations in connection with the decommissioning of certain cell sites. Due to new information gained throughout 2015, primarily from decommissioning the MetroPCS CDMA network cell sites, we reassessed the expected cash flows related to its asset retirement obligations for all remaining T-Mobile network cell sites.  As a result, we recorded asset retirement obligations and corresponding assets in the fourth quarter of 2015 to reflect the change in estimated cash flows.

Note 5 – Goodwill, Spectrum Licenses and Other Intangible Assets

Goodwill

There were no changes in carrying values of goodwill for the years ended December 31, 2016 and 2015.

Spectrum Licenses

The following table summarizes our spectrum license activity:

(in millions)	December 31, 2016	December 31, 2015
Spectrum licenses, beginning of year	$23,955	$21,955
Spectrum license acquisitions	3,334	2,615
Spectrum licenses transferred to held for sale	(324)	(727)
Costs to clear spectrum	49	112
Spectrum licenses, end of year	$27,014	$23,955

We had the following spectrum license transactions during 2016:

•
We closed on the agreement with AT&T Inc. for the acquisition and exchange of certain spectrum licenses.  Upon closing of the transaction during the first quarter of 2016, we recorded the spectrum licenses received at their estimated fair value of approximately $1.2 billion and recognized a gain of $636 million included in Gains on disposal of spectrum licenses in our Consolidated Statements of Comprehensive Income.

•
We closed on agreements with multiple third parties for the purchase and exchange of certain spectrum licenses for $1.3 billion in cash.  Upon closing of the transactions, we recorded spectrum licenses received at their estimated fair values totaling approximately $1.7 billion and recognized gains of $199 million included in Gains on disposal of spectrum licenses in our Consolidated Statements of Comprehensive Income.

•	We closed on an agreement with a third party for the purchase of certain spectrum licenses covering approximately 11 million people for approximately $420 million during the fourth quarter of 2016.

•
We entered into an agreement with a third party for the exchange of certain spectrum licenses, which is expected to close in the first half of 2017. Our spectrum licenses to be transferred as part of the exchange transaction were reclassified as assets held for sale and were included in Other current assets in our Consolidated Balance Sheets at their carrying value of $86 million as of December 31, 2016.

We had the following spectrum license transactions during 2015:

•
Upon conclusion of the 2014 Advanced Wireless Services (“AWS”) auction, we were awarded AWS spectrum licenses covering approximately 97 million people for an aggregate bid price of approximately $1.8 billion.

•
We closed on the agreement with Verizon Communications Inc. for the exchange of certain spectrum licenses. Upon closing of the transaction, we recorded the spectrum licenses received at their estimated fair value of $311 million and recognized a non-cash gain of $139 million included in Gains on disposal of spectrum licenses in our Consolidated Statements of Comprehensive Income.

•
We closed on agreements with multiple third parties for the purchase and exchange of certain spectrum licenses for $459 million in cash.  Upon closing of the transactions, we recorded spectrum licenses received at their estimated fair values totaling approximately $530 million and recognized gains of $24 million included in Gains on disposal of spectrum licenses in our Consolidated Statements of Comprehensive Income.

•
We entered into multiple agreements with third parties for the exchange of certain spectrum licenses. Our spectrum licenses to be transferred as part of the exchange transaction were reclassified as assets held for sale and were included in Other current assets in our Consolidated Balance Sheets at their carrying value of $554 million as of December 31, 2015.

Goodwill and Other Intangible Assets Impairment Assessments

Our impairment assessment of goodwill and indefinite-lived intangible assets (spectrum licenses) resulted in no impairment as of December 31, 2016 and 2015.

Other Intangible Assets

The components of intangible assets were as follows:

	Useful Lives	December 31, 2016			December 31, 2015
(in millions)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	Up to 6 years	$1,104	$(894)	$210	$1,104	$(719)	$385
Trademarks and patents	Up to 12 years	303	(156)	147	300	(115)	185
Other	Up to 28 years	50	(31)	19	51	(27)	24
Other intangible assets		$1,457	$(1,081)	$376	$1,455	$(861)	$594

Amortization expense for intangible assets subject to amortization was $220 million, $276 million and $333 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization are summarized below:

(in millions)	Estimated Future Amortization
Year Ending December 31,
2017	$163
2018	104
2019	52
2020	34
2021	14
Thereafter	9
Total	$376

Note 6 – Fair Value Measurements and Derivative Instruments

Embedded Derivative Instruments

In connection with the business combination with MetroPCS, we issued senior reset notes to Deutsche Telekom. The interest rates were adjusted at the reset dates to rates defined in the applicable supplemental indentures to manage interest rate risk related to the senior reset notes. We determined certain components of the reset feature are required to be bifurcated from the senior reset notes and separately accounted for as embedded derivative instruments. As of December 31, 2015, one embedded derivative related to the 5.950% Senior Reset Notes to affiliates due 2023 was subject to interest rate volatility. In April 2016, the interest rate related to the 5.950% Senior Reset Notes to affiliates due 2023 was adjusted from 5.950% to 9.332%. See Note 7 – Debt for further information. As of December 31, 2016, there were no embedded derivatives subject to interest rate volatility related to the Senior Reset Notes to affiliates.

The fair value of our embedded derivatives was determined using a lattice-based valuation model by determining the fair value of the senior reset notes with and without the embedded derivatives included. The fair value of the senior reset notes with the embedded derivatives utilizes the contractual term of each senior reset note, reset rates calculated based on the spread between specified yield curves and the yield curve on certain T-Mobile long-term debt adjusted pursuant to the applicable supplemental indentures and interest rate volatility. Interest rate volatility is a significant unobservable input (Level 3) as it is derived based on weighted risk-free rate volatility and credit spread volatility. Significant increases or decreases in the weighting of risk-free volatility and credit spread volatility, in isolation, would result in a higher or lower fair value of the embedded derivatives. The embedded derivatives were classified as Level 3 in the fair value hierarchy.

The fair value of embedded derivative instruments by balance sheet location and level were as follows:

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Other long-term liabilities	$—	$—	$118	$118

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Other long-term liabilities	$—	$—	$143	$143

The following table summarizes the gain (loss) activity related to embedded derivatives instruments recognized in Interest expense to affiliates:

	Year Ended December 31,
(in millions)	2016	2015	2014
Embedded derivatives	$25	$(148)	$18

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying amounts and fair values of our short-term investments and long-term debt included in our Consolidated Balance Sheets were as follows:

	Level within the Fair Value Hierarchy	December 31, 2016		December 31, 2015
(in millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Short-term investments	1	$—	$—	$2,998	$2,998
Deferred purchase price assets	3	659	659	389	389
Liabilities:
Senior Notes to third parties	1	$18,600	$19,584	$17,600	$18,098
Senior Reset Notes to affiliates	2	5,600	5,955	5,600	6,072
Senior Secured Term Loans	2	1,980	2,005	2,000	1,990
Guarantee Liabilities	3	135	135	163	163

Short-term Investments

The fair value of our short-term investments as of December 31, 2015, which consisted of U.S. Treasury securities, was determined based on quoted market prices in active markets, and therefore was classified as Level 1 in the fair value hierarchy. We did not have any short-term investments as of December 31, 2016.

Long-term Debt

The fair value of our Senior Notes to third parties was determined based on quoted market prices in active markets, and therefore was classified as Level 1 in the fair value hierarchy. The fair value of the Senior Secured Term Loans and Senior Reset Notes to affiliates was determined based on a discounted cash flow approach using quoted prices of instruments with similar terms and maturities and an estimate for our standalone credit risk. Accordingly, our Senior Secured Term Loans and Senior Reset Notes to affiliates were classified as Level 2 in the fair value hierarchy.

Although we have determined the estimated fair values using available market information and commonly accepted valuation methodologies, considerable judgment was required in interpreting market data to develop fair value estimates for the Senior Secured Term Loans and Senior Reset Notes to affiliates. The fair value estimates were based on information available as of December 31, 2016 and 2015. As such, our estimates are not necessarily indicative of the amount we could realize in a current market exchange.

Deferred Purchase Price Assets

In connection with the sales of certain service and EIP receivables pursuant to the sale arrangements, we have deferred purchase price assets measured at fair value that are based on a discounted cash flow model using unobservable Level 3 inputs, including customer default rates. See Note 3 – Sales of Certain Receivables.

Guarantee Liabilities

Our guarantee liabilities were valued based on various economic and customer behavioral assumptions, including expected trade-in period, volumes of trade-in, and the fair value of handsets traded in and therefore were classified as Level 3 in the fair value hierarchy.

The total estimated remaining gross EIP receivable balances of all enrolled handset upgrade program customers, which are the remaining EIP amounts underlying the JUMP! guarantee, including EIP receivables that have been sold, was $2.1 billion as of December 31, 2016. This is not an indication of our expected loss exposure as it does not consider the expected fair value of the used handset or the probability and timing of the trade-in.

Note 7 – Debt

Debt was as follows:

(in millions)	December 31, 2016	December 31, 2015
5.250% Senior Notes due 2018	$500	$500
6.288% Senior Reset Notes to affiliates due 2019	1,250	1,250
6.464% Senior Notes due 2019	1,250	1,250
6.366% Senior Reset Notes to affiliates due 2020	1,250	1,250
6.542% Senior Notes due 2020	1,250	1,250
6.625% Senior Notes due 2020	1,000	1,000
6.250% Senior Notes due 2021	1,750	1,750
6.633% Senior Notes due 2021	1,250	1,250
8.097% Senior Reset Notes to affiliates due 2021	1,250	1,250
6.125% Senior Notes due 2022	1,000	1,000
6.731% Senior Notes due 2022	1,250	1,250
8.195% Senior Reset Notes to affiliates due 2022	1,250	1,250
6.000% Senior Notes due 2023	1,300	1,300
6.625% Senior Notes due 2023	1,750	1,750
6.836% Senior Notes due 2023	600	600
9.332% Senior Reset Notes to affiliates due 2023	600	600
6.000% Senior Notes due 2024	1,000	—
6.500% Senior Notes due 2024	1,000	1,000
6.375% Senior Notes due 2025	1,700	1,700
6.500% Senior Notes due 2026	2,000	2,000
Senior Secured Term Loans	1,980	2,000
Capital leases	1,425	826
Unamortized premium from purchase price allocation fair value adjustment	212	250
Unamortized discount on Senior Secured Term Loans	(8)	(10)
Debt issuance cost	(23)	(23)
Total debt	27,786	26,243
Less: Current portion of Senior Secured Term Loans	20	20
Less: Current portion of capital leases	334	162
Total long-term debt	$27,432	$26,061

Classified on the balance sheet as:
Long-term debt	$21,832	$20,461
Long-term debt to affiliates	5,600	5,600
Total long-term debt	$27,432	$26,061

Long-term Debt

In March 2016, T-Mobile USA, Inc. (“T-Mobile USA”), a subsidiary of T-Mobile US, Inc., and certain of its affiliates, as guarantors, entered into a purchase agreement with Deutsche Telekom AG (“Deutsche Telekom”), our majority stockholder, under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom $2.0 billion of 5.300% Senior Notes due 2021 (the “5.300% Senior Notes”) for an aggregate purchase price of $2.0 billion. As amended in October 2016, if T-Mobile USA does not elect to issue the 5.300% Senior Notes on or prior to May 5, 2017, the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. As of December 31, 2016, if the commitment under this purchase agreement was terminated, the reimbursement amount due to Deutsche Telekom would not be significant. In addition, T-Mobile USA is required to reimburse Deutsche Telekom for its cost of hedging arrangements related to the extension for the duration of the extended commitments, which is not expected to be significant.

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

The purchase price for the 6.000% Senior Notes that may be issued under the $1.35 billion purchase agreement will be approximately 103.316% of the outstanding principal balance of the notes issued. As amended in October 2016, if T-Mobile USA does not elect to issue the 6.000% Senior Notes under the $1.35 billion purchase agreement on or prior to May 5, 2017 or elects to issue less than $1.35 billion of 6.000% Senior Notes, any unused portion of the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. As of December 31, 2016, if the commitment under this purchase agreement was terminated, the reimbursement amount due to Deutsche Telekom would not be significant. In addition, T-Mobile USA is required to reimburse Deutsche Telekom for its cost of hedging arrangements related to the extension for the duration of the extended commitments, which is not expected to be significant.

The purchase price for the 6.000% Senior Notes that may be issued under the $650 million purchase agreement will be approximately 104.047% of the outstanding principal balance of the notes issued. As amended in October 2016, if T-Mobile USA does not elect to issue the 6.000% Senior Notes under the $650 million purchase agreement on or prior to May 5, 2017 or elects to issue less than $650 million of 6.000% Senior Notes, any unused portion of the commitment under the purchase agreement terminates and T-Mobile USA must reimburse Deutsche Telekom for the cost of its hedging arrangements (if any) related to the transaction. As of December 31, 2016, if the commitment under this purchase agreement was terminated, the reimbursement amount due to Deutsche Telekom would not be significant. In addition, T-Mobile USA is required to reimburse Deutsche Telekom for its cost of hedging arrangements related to the extension for the duration of the extended commitments, which is not expected to be significant.

In January 2017, T-Mobile USA borrowed $4.0 billion under a secured term loan facility (“Incremental Term Loan Facility”) with Deutsche Telekom to refinance $1.98 billion of outstanding secured term loans under its Term Loan Credit Agreement dated November 9, 2015, with the remaining net proceeds from the transaction intended to be used to redeem callable high yield debt. The loans under the Incremental Term Loan Facility were drawn in two tranches on January 31, 2017 (i) $2.0 billion of which will bear interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.00% and will mature on November 9, 2022 and (ii) $2.0 billion of which will bear interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.25% and will mature on January 31, 2024. The Incremental Term Loan Facility increases Deutsche Telekom’s incremental term loan commitment provided to T-Mobile USA under that certain First Incremental Facility Amendment dated as of December 29, 2016 from $660 million to $2.0 billion and provides to T-Mobile USA an additional $2.0 billion incremental term loan commitment. See Note 14 – Subsequent Events for further information.

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

Capital Leases

Capital lease agreements relate to network and IT equipment with varying expiration terms through 2030. Future minimum payments required under capital leases, including interest, over their remaining terms are summarized below:

(in millions)	Future Minimum Payments
Year Ending December 31,
2017	$390
2018	354
2019	315
2020	200
2021	150
Thereafter	214
Total	$1,623
Interest included	$198

Financing Arrangements

We maintain a handset financing arrangement with Deutsche Bank AG (“Deutsche Bank”), which allows for up to $108 million in borrowings.  Under the handset financing arrangement, we can effectively extend payment terms for invoices payable to certain handset vendors.  The interest rate on the handset financing arrangement is determined based on LIBOR plus a specified margin per the arrangement.  Obligations under the handset financing arrangement are included in Short-term debt in our Consolidated Balance Sheets.  In 2016 and 2015, we utilized and repaid $100 million under the financing arrangement. As of December 31, 2016 and 2015, there was no outstanding balance.

We maintain vendor financing arrangements with our primary network equipment suppliers. Under the respective agreements, we can obtain extended financing terms. The interest rate on the vendor financing arrangements is determined based on the difference between LIBOR and a specified margin per the agreements. Obligations under the vendor financing arrangements are included in Short-term debt in our Consolidated Balance Sheets. As of December 31, 2016 and 2015, there was no outstanding balance.

Revolving Credit Facility and Standby Letters of Credit

We had an unsecured revolving credit facility with Deutsche Telekom which allowed for up to $500 million in borrowings. In December 2016, we terminated our $500 million unsecured revolving credit facility with Deutsche Telekom. As of December 31, 2016, there were no outstanding borrowings outstanding under this facility.

In December 2016, T-Mobile USA entered into a $2.5 billion revolving credit facility with Deutsche Telekom which comprised of (i) a three-year $1.0 billion unsecured revolving credit agreement and (ii) a three-year $1.5 billion secured revolving credit agreement. The applicable margin for the Unsecured Revolving Credit Facility ranges from 2.00% to 3.25% per annum for Eurodollar Rate loans. The applicable margin for the Secured Revolving Credit Facility ranges from 1.00% to 1.75% per annum for Eurodollar Rate loans. As of December 31, 2016, there were no outstanding borrowings under the revolving credit facility.

For the purposes of securing our obligations to provide handset insurance services, we maintain an agreement for standby letters of credit with JP Morgan Chase Bank, N.A. (“JP Morgan Chase”). For purposes of securing our general purpose obligations, we maintain a letter of credit reimbursement agreement with Deutsche Bank.

The following table summarizes the outstanding standby letters of credit under each agreement:

(in millions)	December 31, 2016	December 31, 2015
JP Morgan Chase	$20	$36
Deutsche Bank	54	54
Total outstanding balance	$74	$90

Note 8 – Tower Obligations

In 2012, we conveyed to Crown Castle International Corp. (“CCI”) the exclusive right to manage and operate approximately 7,100 T-Mobile-owned wireless communication tower sites (“CCI Tower Sites”) in exchange for net proceeds of $2.5 billion (“2012 Tower Transaction”). Rights to approximately 6,200 of the tower sites were transferred to CCI via a Master Prepaid Lease with site lease terms ranging from 23 to 37 years (“CCI Lease Sites”), while the remaining tower sites were sold to CCI (“CCI Sales Sites”). CCI has fixed-price purchase options for these towers totaling approximately $2.0 billion, based on the estimated fair market value at the end of the lease term. We lease back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

In 2015, we conveyed to Phoenix Tower International (“PTI”) the exclusive right to manage and operate approximately 600 T-Mobile-owned wireless communication tower sites (“PTI Tower Sites”) in exchange for net proceeds of approximately $140 million (“2015 Tower Transaction”). As of December 31, 2016, rights to approximately 200 of the tower sites remain operated by PTI under a management agreement (“PTI Managed Sites”). We lease back space at certain tower sites for an initial term of ten years, followed by optional renewals at customary terms.

Assets and liabilities associated with the operation of certain of the tower sites were transferred to SPEs. Assets included ground lease agreements or deeds for the land on which the towers are situated, the towers themselves and existing subleasing agreements with other mobile network operator tenants, who lease space at the tower sites. Liabilities included the obligation to pay ground lease rentals, property taxes and other executory costs. Upon closing of the 2012 Tower Transaction, CCI acquired all of the equity interests in the SPEs containing CCI Sales Sites and an option to acquire the CCI Lease Sites at the end of their respective lease terms and entered into a master lease agreement under which we agreed to lease back space at certain of the tower sites. Upon closing of the 2015 Tower Transaction, PTI acquired all of the equity interests in the SPEs containing PTI Sales Sites and entered into a master lease agreement under which we agreed to lease back space at certain of the tower sites.

We determined the SPEs containing the CCI Lease Sites (“Lease Site SPEs”) are VIEs as the Company's equity investment lacks the power to direct the activities that most significantly impact the economic performance of the VIEs. These activities include managing tenants and underlying ground leases, performing repair and maintenance on the towers, the obligation to absorb expected losses and the right to receive the expected future residual returns from the purchase option to acquire the CCI Lease Sites. As we determined that we are not the primary beneficiary and do not have a controlling financial interest in the Lease Site SPEs, the results of the Lease Site SPEs are not consolidated into our consolidated financial statements.

Due to our continuing involvement with the tower sites, we determined that we were precluded from applying sale-leaseback accounting. We recorded long-term financial obligations in the amount of the net proceeds received and recognized interest on the tower obligations at a rate of approximately 8% for the 2012 Tower Transaction and 3% for the 2015 Tower Transaction using the effective interest method. The tower obligations are increased by interest expense and amortized through contractual leaseback payments made by us to CCI or PTI and through estimated future net cash flows generated and retained by CCI or PTI from operation of the tower sites. Our historical tower site asset costs continue to be reported in Property and equipment, net in our Consolidated Balance Sheets and are depreciated.

The following table summarizes the impacts to the Consolidated Balance Sheets:

(in millions)	December 31, 2016	December 31, 2015
Property and equipment, net	$485	$601
Tower obligations	2,621	2,658

Future minimum payments related to the tower obligations are summarized below:

(in millions)	Future Minimum Payments
Year Ending December 31,
2017	$184
2018	184
2019	184
2020	185
2021	185
Thereafter	1,164
Total	$2,086

We are contingently liable for future ground lease payments through the remaining term of the CCI Lease Sites. These contingent obligations are not included in the above table as any amount due is contractually owed by CCI based on the subleasing arrangement. See Note 12 – Commitments and Contingencies for further information.

Note 9 – Employee Compensation and Benefit Plans

Under our 2013 Omnibus Incentive Plan (the “Incentive Plan”), we are authorized to issue up to 63 million shares of our common stock. Under the Incentive Plan, we can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to eligible employees, consultants, advisors and non-employee directors. As of December 31, 2016, there were 22 million shares of common stock available for future grants under the Incentive Plan.

We grant RSUs to eligible employees and certain non-employee directors and performance-based restricted stock units (“PRSUs”) to eligible key executives. RSUs entitle the grantee to receive shares of our common stock at the end of a vesting period of generally up to 3 years, subject to continued service through the applicable vesting date. PRSUs entitle the holder to receive shares of our common stock at the end of a vesting period of generally up to 3 years if the applicable performance goals are achieved and generally subject to continued employment through the vesting period. The number of shares ultimately received by the holder of PRSUs is dependent on our business performance against the specified performance goal(s) over a pre-established performance period. We also maintain an employee stock purchase plan (“ESPP”), under which eligible employees can purchase our common stock at a discounted price.

Stock-based compensation expense and related income tax benefits were as follows:

(in millions, except shares, per share and contractual life amounts)	December 31, 2016	December 31, 2015	December 31, 2014
Stock-based compensation expense	$235	$201	$196
Income tax benefit related to stock-based compensation	80	71	73
Realized excess tax benefit	—	79	34
Weighted average fair value per stock award granted	45.07	35.56	28.52
Unrecognized compensation expense	389	327	271
Weighted average period to be recognized (years)	2.0	2.0	1.9
Fair value of stock awards vested	354	445	209

Stock Awards

RSU and PRSU Awards

The following activity occurred under the RSU and PRSU awards:

(in millions, except shares, per share and contractual life amounts)	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, December 31, 2015	16,334,271	$29.95	1.2	$639
Granted	8,431,980	45.07
Vested	(7,712,463)	28.33
Forfeited	(1,338,397)	34.42
Nonvested, December 31, 2016	15,715,391	$37.93	1.1	$904

Payment of the underlying shares in connection with the vesting of stock awards generally triggers a tax obligation for the employee, which is required to be remitted to the relevant tax authorities. We have agreed to withhold stock otherwise issuable under the award to cover certain of these tax obligations, with the net shares issued to the employee accounted for as outstanding common stock. We withheld 2,605,807 and 4,176,464 shares of stock to cover tax obligations associated with the payment of shares upon vesting of stock awards and remitted cash of $121 million and $156 million to the appropriate tax authorities for the years ended December 31, 2016 and 2015, respectively.

Employee Stock Purchase Plan

Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of our common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the closing stock price on the first or last day of the six month offering period, whichever price is lower. The number of shares issued under our ESPP was 1,905,534 and 761,085 for the years ended December 31, 2016 and 2015, respectively.

Stock Options

Prior to the business combination, MetroPCS had established the MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan, the Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan and the Second Amended and Restated 1995 Stock Option Plan (“Predecessor Plans”). Following stockholder approval of the Incentive Plan, no new awards have been or may be granted under the Predecessor Plans.

The following activity occurred under the Predecessor Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable, December 31, 2015	1,824,354	$30.50	2.7
Exercised	(982,904)	29.34
Expired	(7,519)	44.21
Outstanding and exercisable, December 31, 2016	833,931	$31.75	2.3
Stock options exercised under the Predecessor Plans generated proceeds of approximately $29 million and $47 million for the years ended December 31, 2016 and 2015, respectively.

Employee Retirement Savings Plan

We sponsor a retirement savings plan for the majority of our employees under section 401(k) of the Internal Revenue Code and similar plans. The plans allow employees to contribute a portion of their pretax income in accordance with specified guidelines. The plans provide that we match a percentage of employee contributions up to certain limits. Employer matching contributions were $83 million, $73 million and $66 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Legacy Long Term Incentive Plan

Prior to the business combination with MetroPCS Communications, Inc., we maintained a performance-based Long Term Incentive Plan (“LTIP”) which aligned to our long-term business strategy. As of December 31, 2016, there were no LTIP awards outstanding and no new awards are expected to be granted under the LTIP.

Compensation expense reported within operating expenses related to our LTIP and payments to participants related to our LTIP were as follows:

(in millions)	December 31, 2016	December 31, 2015	December 31, 2014
Compensation expense	$—	$27	$44
Payments	52	57	60

Note 10 – Income Taxes

Our sources of Income before income taxes were as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
U.S.	$2,286	$898	$347
Puerto Rico	41	80	66
Income before income taxes	$2,327	$978	$413

Income tax expense is summarized as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Current tax expense (benefit)
Federal	$(66)	$(30)	$—
State	29	2	6
Puerto Rico	(10)	17	38
Total current tax expense (benefit)	(47)	(11)	44
Deferred tax expense (benefit)
Federal	804	281	79
State	96	(37)	40
Puerto Rico	14	12	3
Total deferred tax expense	914	256	122
Total income tax expense	$867	$245	$166

The reconciliation between the U.S. federal statutory income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.0	(1.1)	(8.8)
Puerto Rico taxes, net of federal benefit	—	3.3	5.0
Change in valuation allowance	1.0	(3.2)	18.8
Permanent differences	0.6	1.6	1.4
Federal tax credits, net of reserves	(0.5)	(9.5)	(10.6)
Equity-based compensation	(2.2)	—	—
Other, net	(0.6)	(1.0)	(0.6)
Effective income tax rate	37.3%	25.1%	40.2%

Significant components of deferred income tax assets and liabilities, tax effected, are as follows:

(in millions)	December 31, 2016	December 31, 2015
Deferred tax assets
Loss carryforwards	$1,442	$1,997
Deferred rents	1,153	1,136
Reserves and accruals	1,058	928
Federal and state tax credits	284	349
Debt fair market value adjustment	83	97
Other	430	317
Deferred tax assets, gross	4,450	4,824
Valuation allowance	(573)	(583)
Deferred tax assets, net	3,877	4,241
Deferred tax liabilities
Spectrum licenses	6,952	6,174
Property and equipment	1,732	1,950
Other intangible assets	119	178
Other	12	—
Total deferred tax liabilities	8,815	8,302
Net deferred tax liabilities	$4,938	$4,061

Classified on the balance sheet as:
Deferred tax liabilities	$4,938	$4,061

As of December 31, 2016, we have net operating loss (“NOL”) carryforwards, tax effected, of $1.1 billion for federal income tax purposes and $689 million for state income tax purposes, expiring through 2036.  As of December 31, 2016, our federal and state NOL carryforwards for financial reporting purposes were approximately $204 million and $167 million, respectively, tax effected, less than our NOL carryforwards for federal and state income tax purposes, due to unrecognized tax benefits of the same amount.

As of December 31, 2016, we have available Alternative Minimum Tax credit carryforwards of $89 million, which may be used to reduce regular federal income taxes and have no expiration. We also have research and development and foreign tax credit carryforwards of $174 million for federal income tax purposes, which begin to expire in 2018.

As of December 31, 2016 and 2015, our valuation allowance was $573 million and $583 million, respectively. The change in the valuation allowance of $10 million is primarily related to the adoption of ASU 2016-09 and the related release of a $33 million valuation allowance on stock option deductions included in NOL carryforwards, partially offset by 2016 activity related to state deferred tax assets for which a valuation allowance exists. Based on recent earnings in certain jurisdictions, sufficient positive evidence may exist within the next twelve months such that we may release a portion of our valuation allowance.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in Puerto Rico.  We are currently under examination by various states.  Management does not believe the resolution of any of the audits will result in a material change to our financial condition, results of operations or cash flows.  The IRS has concluded its audits of our federal tax returns through the 2013 tax year, however, NOL carryforwards for certain audited periods remain open for examination. We are generally closed to U.S. federal, state and Puerto Rico examination for years prior to 1998.

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Unrecognized tax benefits, beginning of year	$411	$388	$178
Gross decreases to tax positions in prior periods	(5)	(112)	(52)
Gross increases to current period tax positions	4	135	262
Unrecognized tax benefits, end of year	$410	$411	$388

As of December 31, 2016 and 2015, we had $168 million and $163 million, respectively, in unrecognized tax benefits that, if recognized, would affect our annual effective tax rate. Penalties and interest on income tax assessments are included in Selling, general and administrative expenses and Interest expense, respectively, in our Consolidated Statements of Comprehensive Income. The accrued interest and penalties associated with unrecognized tax benefits are insignificant.

Note 11 – Earnings Per Share

The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2016	2015	2014
Net income	$1,460	$733	$247
Less: Dividends on mandatory convertible preferred stock	(55)	(55)	—
Net income attributable to common stockholders - basic and diluted	$1,405	$678	$247

Weighted average shares outstanding - basic	822,470,275	812,994,028	805,284,712
Effect of dilutive securities:
Outstanding stock options and unvested stock awards	10,584,270	9,623,910	8,893,887
Mandatory convertible preferred stock	—	—	1,743,659
Weighted average shares outstanding - diluted	833,054,545	822,617,938	815,922,258

Earnings per share - basic	$1.71	$0.83	$0.31
Earnings per share - diluted	$1.69	$0.82	$0.30

Potentially dilutive securities:
Outstanding stock options and unvested stock awards	3,528,683	4,842,370	1,426,331
Mandatory convertible preferred stock	32,237,266	32,237,266	—

Potentially dilutive securities were not included in the computation of diluted earnings per share if to do so would have been anti-dilutive.

Note 12 – Commitments and Contingencies

Commitments

Operating Leases and Purchase Commitments

Future minimum payments for non-cancelable operating leases and purchase commitments are summarized below:

(in millions)	Operating Leases	Purchase Commitments
Year Ending December 31,
2017	$2,417	$2,011
2018	2,118	977
2019	1,832	841
2020	1,511	704
2021	1,102	626
Thereafter	2,188	960
Total	$11,168	$6,119

Operating Leases

We have operating leases for cell sites, switch sites, retail stores and office facilities with contractual terms expiring through 2026.

The majority of cell site leases have an initial non-cancelable term of five years to ten years with several renewal options. Historically, our assessment of cell site lease terms included renewal options on certain cell site leases which were reasonably assured of exercise and we had included such renewal options in the future minimum lease payments presented in the Operating Lease and Purchase Commitments table, above. As of December 31, 2016, we have updated the future minimum lease payments for all cell site leases presented above to include only payments due for the initial non-cancelable lease term as they represent the payments which we cannot avoid at our option and also correspond to our lease term assessment for new leases. This update had the effect of reducing our contractual operating lease commitments included in the table above by $4.6 billion as of December 31, 2016.

In addition, we have operating leases for dedicated transportation lines with varying expiration terms through 2026.

As of December 31, 2016, we were contingently liable for future ground lease payments related to the tower obligations. These contingent obligations are not included in the above table as the amounts due are contractually owed by CCI based on the subleasing arrangement. See Note 8 – Tower Obligations for further information.

Total rent expense under operating leases, including dedicated transportation lines, was $2.8 billion, $2.8 billion and $3.0 billion for the years ended December 31, 2016, 2015 and 2014, respectively, and is classified as Cost of services and Selling, general and administrative in our Consolidated Statements of Comprehensive Income.

Purchase Commitments

We have commitments for non-dedicated transportation lines with varying expiration terms through 2028. In addition, we have commitments to purchase spectrum licenses, handsets, network services, equipment, software, marketing sponsorship agreements and other items in the ordinary course of business, with various terms through 2028. These amounts are not reflective of our entire anticipated purchases under the related agreements, but are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.

Related-Party Commitments

In 2016, T-Mobile USA entered into three purchase agreements with Deutsche Telekom under which T-Mobile USA may, at its option, issue and sell to Deutsche Telekom certain Senior Notes. The purchase agreements were amended in October 2016. See Note 7 – Debt for further information.

In January 2017, T-Mobile USA borrowed $4.0 billion under a secured term loan facility (“Incremental Term Loan Facility”) with Deutsche Telekom to refinance $1.98 billion of outstanding secured term loans under its Term Loan Credit Agreement dated November 9, 2015, with the remaining net proceeds from the transaction intended to be used to redeem callable high yield debt. The loans under the Incremental Term Loan Facility were drawn in two tranches on January 31, 2017 (i) $2.0 billion of which will bear interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.00% and will mature on November 9, 2022 and (ii) $2.0 billion of which will bear interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.25% and will mature on January 31, 2024. The Incremental Term Loan Facility increases Deutsche Telekom’s incremental term loan commitment provided to T-Mobile USA under that certain First Incremental Facility Amendment dated as of December 29, 2016 from $660 million to $2.0 billion and provides to T-Mobile USA an additional $2.0 billion incremental term loan commitment. See Note 14 – Subsequent Events for further information.

In December 2016, T-Mobile USA also entered into a $2.5 billion revolving credit facility with Deutsche Telekom which comprised of (i) a three-year $1.0 billion senior unsecured revolving credit agreement and (ii) a three-year $1.5 billion senior secured revolving credit agreement. As of December 31, 2016, there were no outstanding borrowings under the revolving credit facility. See Note 7 – Debt for further information.

Contingencies and Litigation

We are involved in various lawsuits, claims, government agency investigations and enforcement actions, and other proceedings (“Litigation Matters”) that arise in the ordinary course of business, which include numerous court actions alleging that we are infringing various patents. Virtually all of the patent infringement cases are brought by non-practicing entities and effectively seek only monetary damages, although they occasionally seek injunctive relief as well. The Litigation Matters described above have progressed to various stages and some of them may proceed to trial, arbitration, hearing or other adjudication that could include an award of monetary or injunctive relief in the coming 12 months, if they are not otherwise resolved. We have established an accrual with respect to certain of these matters, where appropriate, which is reflected in the consolidated financial statements but that we do not consider, individually or in the aggregate, material. An accrual is established when we believe it is both probable that a loss has been incurred and an amount can be reasonably estimated. For other matters, where we have not determined that a loss is probable or because the amount of loss cannot be reasonably estimated, we have not recorded an accrual due to various factors typical in contested proceedings, including but not limited to: uncertainty concerning legal theories and their resolution by courts or regulators; uncertain damage theories and demands; and a less than fully developed factual record. While we do not expect that the ultimate resolution of these proceedings, individually or in the aggregate will have a material adverse effect on our financial position, an unfavorable outcome of some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

Note 13 – Additional Financial Information

Supplemental Consolidated Balance Sheets Information

Allowances and Imputed Discount

The following table summarizes the changes in allowances and unamortized imputed discount related to our current accounts receivables and EIP receivables:

(in millions)	2016	2015	2014
Allowances, beginning of year	$264	$199	$169
Bad debt expense	477	547	444
Write-offs, net of recoveries	(518)	(482)	(414)
Allowances, end of year	$223	$264	$199

Imputed discount, beginning of year	$159	$271	$212
Additions	362	310	380
Interest income	(248)	(414)	(355)
Cancellations and other	(47)	(78)	(92)
Impacts from sales of EIP receivables	(152)	(55)	—
Transfer from long-term	100	125	126
Imputed discount, end of year	$174	$159	$271

The following table summarizes the changes in unamortized imputed discount related to our long-term EIP receivables:

(in millions)	2016	2015	2014
Imputed discount, beginning of year	$26	$61	$64
Additions	134	111	141
Cancellations and other	(15)	(13)	(18)
Impacts from sales of EIP receivables	(24)	(8)	—
Transfer to current	(100)	(125)	(126)
Imputed discount, end of year	$21	$26	$61

See Note 3 – Sales of Certain Receivables on sales of EIP receivables and Note 2 – Equipment Installment Plan Receivables on EIP receivables and related unamortized imputed discount and allowance for credit losses for further information.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized as follows:

(in millions)	December 31, 2016	December 31, 2015
Accounts payable	$5,163	$6,137
Payroll and related benefits	559	521
Property and other taxes, including payroll	525	494
Interest	423	371
Commissions	159	190
Network decommissioning	101	117
Toll and interconnect	85	68
Advertising	44	77
Other	93	109
Accounts payable and accrued liabilities	$7,152	$8,084

Book overdrafts included in accounts payable and accrued liabilities were $356 million and $501 million as of December 31, 2016 and 2015, respectively.

Other

In June 2016, we made a refundable deposit of $2.2 billion to a third party in connection with a potential asset purchase. The deposit is included in Asset purchase deposit in our Consolidated Balance Sheets.

During the quarter ended and subsequent to September 30, 2016, a handset Original Equipment Manufacturer (“OEM”) announced recalls on certain of its smartphone devices. As a result, we recorded no revenue associated with the device sales to customers and impaired the devices to their net realizable value. The OEM has agreed to reimburse T-Mobile, as such, we have recorded an amount due from the OEM as an offset to the loss recorded in Cost of equipment sales in our Consolidated Statements of Comprehensive Income and a reduction to Accounts payable and accrued liabilities in our Consolidated Balance Sheets.

Supplemental Consolidated Statements of Comprehensive Income Information

Related Party Transactions

We have related party transactions associated with Deutsche Telekom or its affiliates in the ordinary course of business, which are included in the consolidated financial statements.

The following table summarizes the impact of significant transactions with Deutsche Telekom or its affiliates included in operating expenses in the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(in millions)	2016	2015	2014
Discount related to roaming expenses	$(15)	$(21)	$(61)
Fees incurred for use of the T-Mobile brand	74	65	60
Expenses for telecommunications and IT services	25	23	24
International long distance agreement	60	—	—

We have an agreement with Deutsche Telekom for the reimbursement of certain administrative expenses, which were $11 million and $2 million for the years ended December 31, 2016 and 2015, respectively. There were no reimbursements for the year ended December 31, 2014.

Supplemental Consolidated Statement of Stockholders’ Equity Information

Preferred Stock

In 2014, we completed a public offering of 20 million shares of mandatory convertible preferred stock for net proceeds of $982 million. Dividends on the preferred stock are payable on a cumulative basis when and if declared by our board of directors at an annual rate of 5.5%. The dividends may be paid in cash, shares of common stock, subject to certain limitations, or any combination of cash and shares of common stock.

Unless converted earlier, each share of preferred stock will convert automatically on December 15, 2017 into between 1.6119 and 1.9342 shares of common stock, subject to customary anti-dilution adjustments, depending on the applicable market value of the common stock. At any time, the preferred shares may be converted, in whole or in part, at the minimum conversion rate of 1.6119 shares of common stock, except during a fundamental change conversion period. In addition, holders may be entitled to shares based on the amount of accumulated and unpaid dividends. If certain fundamental changes involving the Company occur, the preferred stock may be converted into common shares at the applicable conversion rate, subject to certain anti-dilution adjustments, and holders will also be entitled to a make-whole amount. The preferred stock ranks senior with respect to liquidation preference and dividend rights to common stock. In the event of any voluntary or involuntary liquidation, winding-up or dissolution of the Company, each holder of preferred stock will be entitled to receive a liquidation preference in the amount of $50 per share, plus an amount equal to accumulated and unpaid dividends, after satisfaction of liabilities to our creditors and before any distribution or payment is made to any holders of common stock. The preferred stock is not redeemable.

Note 14 – Subsequent Events

In January 2017, we delivered a notice of redemption on $1.0 billion aggregate principal amount of our 6.625% Senior Notes due 2020.  The notes were redeemed on February 10, 2017 at a redemption price equal to 102.208% of the principal amount of the notes (plus accrued and unpaid interest thereon).

In January 2017, T-Mobile USA borrowed $4.0 billion under a secured term loan facility (“Incremental Term Loan Facility”) with Deutsche Telekom to refinance $1.98 billion of outstanding secured term loans under its Term Loan Credit Agreement dated November 9, 2015, with the remaining net proceeds from the transaction intended to be used to redeem callable high yield debt. The loans under the Incremental Term Loan Facility were drawn in two tranches on January 31, 2017 (i) $2.0 billion of which will bear interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.00% and will mature on November 9, 2022 and (ii) $2.0 billion of which will bear interest at a rate equal to a per annum rate of LIBOR plus a margin of 2.25% and will mature on January 31, 2024. The Incremental Term Loan Facility increases Deutsche Telekom’s incremental term loan commitment provided to T-Mobile USA under that certain First Incremental Facility Amendment dated as of December 29, 2016 from $660 million to $2.0 billion and provides to T-Mobile USA an additional $2.0 billion incremental term loan commitment.

In February 2017, we delivered a notice of redemption on $500 million aggregate principal amount of our 5.250% Senior Notes due 2018.  The notes will be redeemed on March 6, 2017 at a redemption price equal to 101.313% of the principal amount of the notes (plus accrued and unpaid interest thereon).

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

Presented below is the condensed consolidating financial information as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.

Condensed Consolidating Balance Sheet Information
December 31, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$358	$2,733	$2,342	$67	$—	$5,500
Accounts receivable, net	—	—	1,675	221	—	1,896
Equipment installment plan receivables, net	—	—	1,930	—	—	1,930
Accounts receivable from affiliates	—	—	40	—	—	40
Inventories	—	—	1,111	—	—	1,111
Asset purchase deposit	—	—	2,203	—	—	2,203
Other current assets	—	—	972	565	—	1,537
Total current assets	358	2,733	10,273	853	—	14,217
Property and equipment, net (1)	—	—	20,568	375	—	20,943
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	27,014	—	—	27,014
Other intangible assets, net	—	—	376	—	—	376
Investments in subsidiaries, net	17,682	35,095	—	—	(52,777)	—
Intercompany receivables	196	6,826	—	—	(7,022)	—
Equipment installment plan receivables due after one year, net	—	—	984	—	—	984
Other assets	—	7	600	262	(195)	674
Total assets	$18,236	$44,661	$61,498	$1,490	$(59,994)	$65,891
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$423	$6,474	$255	$—	$7,152
Payables to affiliates	—	79	46	—	—	125
Short-term debt	—	20	334	—	—	354
Deferred revenue	—	—	986	—	—	986
Other current liabilities	—	—	258	147	—	405
Total current liabilities	—	522	8,098	402	—	9,022
Long-term debt	—	20,741	1,091	—	—	21,832
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Tower obligations (1)	—	—	400	2,221	—	2,621
Deferred tax liabilities	—	—	5,133	—	(195)	4,938
Deferred rent expense	—	—	2,616	—	—	2,616
Negative carrying value of subsidiaries, net	—	—	568	—	(568)	—
Intercompany payables	—	—	6,785	237	(7,022)	—
Other long-term liabilities	—	116	906	4	—	1,026
Total long-term liabilities	—	26,457	17,499	2,462	(7,785)	38,633
Total stockholders' equity (deficit)	18,236	17,682	35,901	(1,374)	(52,209)	18,236
Total liabilities and stockholders' equity	$18,236	$44,661	$61,498	$1,490	$(59,994)	$65,891

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations for further information.

Condensed Consolidating Balance Sheet Information
December 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$378	$1,767	$2,364	$73	$—	$4,582
Short-term investments	—	1,999	999	—	—	2,998
Accounts receivable, net	—	—	1,574	214	—	1,788
Equipment installment plan receivables, net	—	—	2,378	—	—	2,378
Accounts receivable from affiliates	—	—	36	—	—	36
Inventories	—	—	1,295	—	—	1,295
Other current assets	—	—	1,413	400	—	1,813
Total current assets	378	3,766	10,059	687	—	14,890
Property and equipment, net (1)	—	—	19,546	454	—	20,000
Goodwill	—	—	1,683	—	—	1,683
Spectrum licenses	—	—	23,955	—	—	23,955
Other intangible assets, net	—	—	594	—	—	594
Investments in subsidiaries, net	16,184	32,280	—	—	(48,464)	—
Intercompany receivables	—	6,130	—	—	(6,130)	—
Equipment installment plan receivables due after one year, net	—	—	847	—	—	847
Other assets	—	5	387	219	(167)	444
Total assets	$16,562	$42,181	$57,071	$1,360	$(54,761)	$62,413
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$368	$7,496	$220	$—	$8,084
Payables to affiliates	—	70	65	—	—	135
Short-term debt	—	20	162	—	—	182
Deferred revenue	—	—	717	—	—	717
Other current liabilities	—	—	327	83	—	410
Total current liabilities	—	458	8,767	303	—	9,528
Long-term debt	—	19,797	664	—	—	20,461
Long-term debt to affiliates	—	5,600	—	—	—	5,600
Tower obligations (1)	—	—	411	2,247	—	2,658
Deferred tax liabilities	—	—	4,228	—	(167)	4,061
Deferred rent expense	—	—	2,481	—	—	2,481
Negative carrying value of subsidiaries, net	—	—	628	—	(628)	—
Intercompany payables	5	—	5,959	166	(6,130)	—
Other long-term liabilities	—	142	922	3	—	1,067
Total long-term liabilities	5	25,539	15,293	2,416	(6,925)	36,328
Total stockholders' equity (deficit)	16,557	16,184	33,011	(1,359)	(47,836)	16,557
Total liabilities and stockholders' equity	$16,562	$42,181	$57,071	$1,360	$(54,761)	$62,413

(1)	Assets and liabilities for Non-Guarantor Subsidiaries are primarily included in VIEs related to the 2012 Tower Transaction. See Note 8 – Tower Obligations for further information.

Condensed Consolidating Statement of Comprehensive Income Information
Year Ended December 31, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$26,613	$2,023	$(792)	$27,844
Equipment revenues	—	—	9,145	—	(418)	8,727
Other revenues	—	3	491	195	(18)	671
Total revenues	—	3	36,249	2,218	(1,228)	37,242
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	5,707	24	—	5,731
Cost of equipment sales	—	—	10,209	1,027	(417)	10,819
Selling, general and administrative	—	—	11,321	868	(811)	11,378
Depreciation and amortization	—	—	6,165	78	—	6,243
Cost of MetroPCS business combination	—	—	104	—	—	104
Gains on disposal of spectrum licenses	—	—	(835)	—	—	(835)
Total operating expenses	—	—	32,671	1,997	(1,228)	33,440
Operating income	—	3	3,578	221	—	3,802
Other income (expense)
Interest expense	—	(1,147)	(82)	(189)	—	(1,418)
Interest expense to affiliates	—	(312)	—	—	—	(312)
Interest income	—	31	230	—	—	261
Other income (expense), net	—	2	(8)	—	—	(6)
Total other income (expense), net	—	(1,426)	140	(189)	—	(1,475)
Income (loss) before income taxes	—	(1,423)	3,718	32	—	2,327
Income tax expense	—	—	(857)	(10)	—	(867)
Earnings (loss) of subsidiaries	1,460	2,883	(17)	—	(4,326)	—
Net income	1,460	1,460	2,844	22	(4,326)	1,460
Dividends on preferred stock	(55)	—	—	—	—	(55)
Net income attributable to common stockholders	$1,405	$1,460	$2,844	$22	$(4,326)	$1,405

Net Income	$1,460	$1,460	$2,844	$22	$(4,326)	$1,460
Other comprehensive income, net of tax
Other comprehensive income, net of tax	2	2	2	2	(6)	2
Total comprehensive income	$1,462	$1,462	$2,846	$24	$(4,332)	$1,462

Condensed Consolidating Statement of Comprehensive Income Information
Year Ended December 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$23,748	$1,669	$(596)	$24,821
Equipment revenues	—	—	7,148	—	(430)	6,718
Other revenues	—	1	356	171	(14)	514
Total revenues	—	1	31,252	1,840	(1,040)	32,053
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	5,530	24	—	5,554
Cost of equipment sales	—	—	9,055	720	(431)	9,344
Selling, general and administrative	—	—	10,065	733	(609)	10,189
Depreciation and amortization	—	—	4,605	83	—	4,688
Cost of MetroPCS business combination	—	—	376	—	—	376
Gains on disposal of spectrum licenses	—	—	(163)	—	—	(163)
Total operating expenses	—	—	29,468	1,560	(1,040)	29,988
Operating income	—	1	1,784	280	—	2,065
Other income (expense)
Interest expense	—	(847)	(50)	(188)	—	(1,085)
Interest expense to affiliates	—	(411)	—	—	—	(411)
Interest income	—	2	418	—	—	420
Other expense, net	—	(10)	—	(1)	—	(11)
Total other income (expense), net	—	(1,266)	368	(189)	—	(1,087)
Income (loss) before income taxes	—	(1,265)	2,152	91	—	978
Income tax expense	—	—	(214)	(31)	—	(245)
Earnings (loss) of subsidiaries	733	1,998	(48)	—	(2,683)	—
Net income	733	733	1,890	60	(2,683)	733
Dividends on preferred stock	(55)	—	—	—	—	(55)
Net income attributable to common stockholders	$678	$733	$1,890	$60	$(2,683)	$678

Net income	$733	$733	$1,890	$60	$(2,683)	$733
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(2)	(2)	(2)	—	4	(2)
Total comprehensive income	$731	$731	$1,888	$60	$(2,679)	$731

Condensed Consolidating Statement of Comprehensive Income Information
Year Ended December 31, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues
Service revenues	$—	$—	$21,483	$1,302	$(410)	$22,375
Equipment revenues	—	—	7,319	—	(530)	6,789
Other revenues	—	—	270	140	(10)	400
Total revenues	—	—	29,072	1,442	(950)	29,564
Operating expenses
Cost of services, exclusive of depreciation and amortization shown separately below	—	—	5,767	21	—	5,788
Cost of equipment sales	—	—	9,491	702	(572)	9,621
Selling, general and administrative	—	—	8,723	518	(378)	8,863
Depreciation and amortization	—	—	4,330	82	—	4,412
Cost of MetroPCS business combination	—	—	299	—	—	299
Gains on disposal of spectrum licenses	—	—	(840)	—	—	(840)
Other, net	—	—	5	—	—	5
Total operating expenses	—	—	27,775	1,323	(950)	28,148
Operating income	—	—	1,297	119	—	1,416
Other income (expense)
Interest expense	—	(838)	(55)	(180)	—	(1,073)
Interest expense to affiliates	—	(278)	—	—	—	(278)
Interest income	—	—	359	—	—	359
Other income (expense), net	—	(15)	4	—	—	(11)
Total other income (expense), net	—	(1,131)	308	(180)	—	(1,003)
Income (loss) before income taxes	—	(1,131)	1,605	(61)	—	413
Income tax (expense) benefit	—	—	(189)	23	—	(166)
Earnings (loss) of subsidiaries	247	1,278	(54)	—	(1,471)	—
Net income (loss)	$247	$147	$1,362	$(38)	$(1,471)	$247
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax	(2)	(2)	(2)	—	4	(2)
Total comprehensive income (loss)	$245	$145	$1,360	$(38)	$(1,467)	$245

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2016

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$6	$(2,031)	$8,166	$104	$(110)	$6,135

Investing activities
Purchases of property and equipment	—	—	(4,702)	—	—	(4,702)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(3,968)	—	—	(3,968)
Sales of short-term investments	—	2,000	998	—	—	2,998
Other, net	—	—	(8)	—	—	(8)
Net cash provided by (used in) investing activities	—	2,000	(7,680)	—	—	(5,680)

Financing activities
Proceeds from issuance of long-term debt	—	997	—	—	—	997
Repayments of capital lease obligations	—	—	(205)	—	—	(205)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(150)	—	—	(150)
Repayments of long-term debt	—	—	(20)	—	—	(20)
Proceeds from exercise of stock options	29	—	—	—	—	29
Tax withholdings on share-based awards	—	—	(121)	—	—	(121)
Intercompany dividend paid	—	—	—	(110)	110	—
Dividends on preferred stock	(55)	—	—	—	—	(55)
Other, net	—	—	(12)	—	—	(12)
Net cash (used in) provided by financing activities	(26)	997	(508)	(110)	110	463
Change in cash and cash equivalents	(20)	966	(22)	(6)	—	918
Cash and cash equivalents
Beginning of period	378	1,767	2,364	73	—	4,582
End of period	$358	$2,733	$2,342	$67	$—	$5,500

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2015

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(1)	$(4,504)	$9,940	$154	$(175)	$5,414

Investing activities
Purchases of property and equipment	—	—	(4,724)	—	—	(4,724)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(1,935)	—	—	(1,935)
Purchases of short-term investments	—	(1,999)	(998)	—	—	(2,997)
Investment in subsidiaries	(1,905)	—	—	—	1,905	—
Other, net	—	—	96	—	—	96
Net cash used in investing activities	(1,905)	(1,999)	(7,561)	—	1,905	(9,560)

Financing activities
Proceeds from capital contribution	—	1,905	—	—	(1,905)	—
Proceeds from issuance of long-term debt	—	3,979	—	—	—	3,979
Proceeds from tower obligations	—	140	—	—	—	140
Repayments of capital lease obligations	—	—	(57)	—	—	(57)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(564)	—	—	(564)
Proceeds from exercise of stock options	47	—	—	—	—	47
Intercompany dividend paid	—	—	—	(175)	175	—
Tax withholdings on share-based awards	—	—	(156)	—	—	(156)
Dividends on preferred stock	(41)	—	(14)	—	—	(55)
Other, net	—	—	79	—	—	79
Net cash provided by (used in) financing activities	6	6,024	(712)	(175)	(1,730)	3,413
Change in cash and cash equivalents	(1,900)	(479)	1,667	(21)	—	(733)
Cash and cash equivalents
Beginning of period	2,278	2,246	697	94	—	5,315
End of period	$378	$1,767	$2,364	$73	$—	$4,582

Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2014

(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$9	$(5,145)	$9,364	$18	$(100)	$4,146

Investing activities
Purchases of property and equipment	—	—	(4,317)	—	—	(4,317)
Purchases of spectrum licenses and other intangible assets, including deposits	—	—	(2,900)	—	—	(2,900)
Investment in subsidiaries	(1,700)	—	—	—	1,700	—
Other, net	—	—	(29)	—	—	(29)
Net cash used in investing activities	(1,700)	—	(7,246)	—	1,700	(7,246)

Financing activities
Proceeds from capital contribution	—	1,700	—	—	(1,700)	—
Proceeds from issuance of long-term debt	—	2,993	—	—	—	2,993
Repayments of capital lease obligations	—	—	(19)	—	—	(19)
Repayments of short-term debt for purchases of inventory, property and equipment, net	—	—	(418)	—	—	(418)
Repayments of long-term debt	—	—	(1,000)	—	—	(1,000)
Proceeds from exercise of stock options	27	—	—	—	—	27
Proceeds from issuance of preferred stock	982	—	—	—	—	982
Intercompany dividend paid	—	—	—	(100)	100	—
Tax withholdings on share-based awards	—	—	(73)	—	—	(73)
Other, net	—	—	32	—	—	32
Net cash provided by (used in) financing activities	1,009	4,693	(1,478)	(100)	(1,600)	2,524
Change in cash and cash equivalents	(682)	(452)	640	(82)	—	(576)
Cash and cash equivalents
Beginning of period	2,960	2,698	57	176	—	5,891
End of period	$2,278	$2,246	$697	$94	$—	$5,315

Supplementary Data

Quarterly Financial Information (Unaudited)

(in millions, except shares and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Total revenues	$8,599	$9,222	$9,246	$10,175	$37,242
Operating income	1,103	768	989	942	3,802
Net income	479	225	366	390	1,460
Dividends on preferred stock	(14)	(14)	(13)	(14)	(55)
Net income attributable to common stockholders	465	211	353	376	1,405
Earnings per share
Basic	$0.57	$0.26	$0.43	$0.46	$1.71
Diluted	$0.56	$0.25	$0.42	$0.45	$1.69
Weighted average shares outstanding
Basic	819,431,761	822,434,490	822,998,697	824,982,734	822,470,275
Diluted	859,382,827	829,752,956	832,257,819	867,262,400	833,054,545
Net income includes:
Cost of MetroPCS business combination	$36	$59	$15	$(6)	$104
Gains on disposal of spectrum licenses	(636)	—	(199)	—	(835)
2015
Total revenues	$7,778	$8,179	$7,849	$8,247	$32,053
Operating income	117	597	513	838	2,065
Net income (loss)	(63)	361	138	297	733
Dividends on preferred stock	(14)	(14)	(13)	(14)	(55)
Net income (loss) attributable to common stockholders	(77)	347	125	283	678
Earnings (loss) per share
Basic	$(0.09)	$0.43	$0.15	$0.35	$0.83
Diluted	$(0.09)	$0.42	$0.15	$0.34	$0.82
Weighted average shares outstanding
Basic	808,605,526	811,605,031	815,069,272	816,585,782	812,994,028
Diluted	808,605,526	821,122,537	822,017,220	824,716,119	822,617,938
Net income (loss) includes:
Cost of MetroPCS business combination	$128	$34	$193	$21	$376
Gains on disposal of spectrum licenses	—	(23)	(1)	(139)	(163)

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report herein.

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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2016.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2016.

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

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-MOBILE US, INC.

February 14, 2017	/s/ John J. Legere
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 14, 2017.

Signature	Title

/s/ John J. Legere	President and Chief Executive Officer and
John J. Legere	Director (Principal Executive Officer)

/s/ J. Braxton Carter	Executive Vice President and Chief Financial Officer
J. Braxton Carter	(Principal Financial Officer)

/s/ Peter Osvaldik	Senior Vice President, Finance and Chief Accounting
Peter Osvaldik	Officer (Principal Accounting Officer)

/s/ Timotheus Höttges	Chairman of the Board
Timotheus Höttges

/s/ W. Michael Barnes	Director
W. Michael Barnes

/s/ Thomas Dannenfeldt	Director
Thomas Dannenfeldt

/s/ Srikant Datar	Director
Srikant Datar

/s/ Lawrence H. Guffey	Director
Lawrence H. Guffey

/s/ Bruno Jacobfeuerborn	Director
Bruno Jacobfeuerborn

/s/ Raphael Kübler	Director
Raphael Kübler

/s/ Thorsten Langheim	Director
Thorsten Langheim

/s/ Teresa A. Taylor	Director
Teresa A. Taylor

/s/ Kelvin R. Westbrook	Director
Kelvin R. Westbrook

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
2.1	Business Combination Agreement, dated as of October 3, 2012, by and among MetroPCS Communications, Inc., Deutsche Telekom AG, T-Mobile Zwischenholding GMBH, T-Mobile Global Holding GMBH and T-Mobile USA, Inc.	8-K	10/3/2012	2.1
2.2	Consent Solicitation Letter Agreement, dated December 5, 2012, by and among MetroPCS Communications, Inc. and Deutsche Telekom AG, amending Exhibit G to the Business Combination Agreement.	8-K	12/7/2012	2.1
2.3	Amendment No. 1 to the Business Combination Agreement by and among Deutsche Telekom AG, T-Mobile USA, Inc., T-Mobile Global Zwischenholding GmbH, T-Mobile Global Holding GmbH and MetroPCS Communications, Inc., dated April 14, 2013.	8-K	4/15/2013	2.1
3.1	Fourth Amended and Restated Certificate of Incorporation.	8-K	5/2/2013	3.1
3.2	Fifth Amended and Restated Bylaws.	8-K	5/2/2013	3.2
3.3	Certificate of Designation of 5.50% Mandatory Convertible Preferred Stock, Series A, of T-Mobile US, Inc., dated December 12, 2014.	8-K	12/15/2014	3.1
4.1	Rights Agreement, dated as of March 29, 2007, between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock of MetroPCS Communications, Inc. as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C.	8-K	3/30/2007	4.1
4.2	Amendment No. 1 to the Rights Agreement, dated as of October 3, 2012 between MetroPCS Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent.	8-K	10/3/2012	4.1
4.3	Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., a trustee.	8-K	9/21/2010	4.1
4.4	First Supplemental Indenture, dated September 21, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	9/21/2010	4.2
4.5	Second Supplemental Indenture, dated November 17, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	11/17/2010	4.1
4.6	Third Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	10-K	3/1/2011	10.19(d)
4.7	Fourth Supplemental Indenture, dated December 23, 2010, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	10-K	3/1/2011	10.19(e)
4.8	Fifth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	12/17/2012	4.1
4.9	Sixth Supplemental Indenture, dated as of December 14, 2012, among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.	8-K	12/17/2012	4.2
4.10	Seventh Supplemental Indenture, dated as of May 1, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee.	8-K	5/2/2013	4.15
4.11	Eighth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee.	10-Q	8/8/2013	4.19

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.12	Ninth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee.	10-Q	10/28/2014	4.2
4.13	Tenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee.	10-Q	10/27/2015	4.2
4.14	Eleventh Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee.	10-Q	10/24/2016	4.1
4.15	Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.1
4.16	First Supplemental Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.2
4.17	Form of 6.250% Senior Notes due 2021.	8-K	3/22/2013	4.3
4.18	Second Supplemental Indenture, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee.	8-K	3/22/2013	4.4
4.19	Form of 6.625% Senior Notes due 2023.	8-K	3/22/2013	4.5
4.20	Third Supplemental Indenture, dated as of April 29, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.17
4.21	Fourth Supplemental Indenture, dated as of May 1, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.16
4.22	Fifth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.20
4.23	Sixth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.1
4.24	Seventh Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.1
4.25	Eighth Supplemental Indenture, dated as of August 30, 2016, by and among T-Mobile USA, Inc., the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/24/2016	4.20
4.26	Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.10
4.27	First Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.2
4.28	Second Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.3
4.29	Third Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.4
4.30	Fourth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.5

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.31	Fifth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.6
4.32	Sixth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.7
4.33	Seventh Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.8
4.34	Eighth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.9
4.35	Ninth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.10
4.36	Tenth Supplemental Indenture, dated as of April 28, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.11
4.37	Eleventh Supplemental Indenture, dated as of May 1, 2013 among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	8-K	5/2/2013	4.12
4.38	Twelfth Supplemental Indenture, dated as of July 15, 2013, among T-Mobile USA, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	8/8/2013	4.18
4.39	Thirteenth Supplemental Indenture, dated as of August 21, 2013, by and among T-Mobile USA, Inc., the Guarantors (as defined therein) and Deutsche Bank Trust Company Americas, as trustee, including the Form of 5.250% Senior Note due 2018.	8-K	8/22/2013	4.1
4.40	Fourteenth Supplemental Indenture, dated as of November 21, 2013, by and among T-Mobile USA, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.125% Senior Note due 2022.	8-K	11/22/2013	4.1
4.41	Fifteenth Supplemental Indenture, dated as of November 21, 2013, by and among T-Mobile USA, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.500% Senior Note due 2024.	8-K	11/22/2013	4.2
4.42	Sixteenth Supplemental Indenture, dated as of August 11, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/28/2014	4.3
4.43	Seventeenth Supplemental Indenture, dated as of September 5, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.000% Senior Notes due 2023.	8-K	9/5/2014	4.1
4.44	Eighteenth Supplemental Indenture, dated as of September 5, 2014, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the Form of 6.375% Senior Notes due 2025.	8-K	9/5/2014	4.2
4.45	Nineteenth Supplemental Indenture, dated as of September 28, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/27/2015	4.3
4.46	Twentieth Supplemental Indenture, dated as of November 5, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, including the Form of 6.500% Senior Notes due 2026.	8-K	11/5/2015	4.1
4.47	Twenty-First Supplemental Indenture, dated as of November 5, 2015, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, including the Form of 6.000% Senior Notes due 2024.	8-K	4/1/2016	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
4.48	Twenty-Second Supplemental Indenture, dated as of August 30, 2016, by and among T-Mobile USA, Inc., T-Mobile US, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.	10-Q	10/24/2016	4.3
4.49	Noteholder Agreement dated as of April 28, 2013, by and between Deutsche Telekom AG and T-Mobile USA, Inc.	8-K	5/2/2013	4.13
10.1	Master Agreement, dated as of September 28, 2012, among T-Mobile USA, Inc., Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.1
10.2	Amendment No. 1, to Master Agreement, dated as of November 30, 2012, among Crown Castle International Corp., and certain T-Mobile and Crown subsidiaries.	10-Q	8/8/2013	10.2
10.3	Master Prepaid Lease, dated as of November 30, 2012, by and among T-Mobile USA Tower LLC, T-Mobile West Tower LLC, T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.3
10.4	MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.4
10.5	First Amendment to MPL Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc. and CCTMO LLC.	10-Q	8/8/2013	10.5
10.6	Sale Site Master Lease Agreement, dated as of November 30, 2012, by and among Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.6
10.7	First Amendment to Sale Site Master Lease Agreement, dated as of November 30, 2012, by and Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Operating Company, L.L.C., T-Mobile USA, Inc., T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.7
10.8	Management Agreement, dated as of November 30, 2012, by and among Suncom Wireless Operating Company, L.L.C., Cook Inlet/VS GSM IV PCS Holdings, LLC, T-Mobile Central LLC, T-Mobile South LLC, Powertel/Memphis, Inc., Voicestream Pittsburgh, L.P., T-Mobile West LLC, T-Mobile Northeast LLC, Wireless Alliance, LLC, Suncom Wireless Property Company, L.L.C., T-Mobile USA Tower LLC, T-Mobile West Tower LLC, CCTMO LLC, T3 Tower 1 LLC and T3 Tower 2 LLC.	10-Q	8/8/2013	10.8
10.9	Stockholder’s Agreement dated as of April 30, 2013 by and between MetroPCS Communications, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.1
10.10	Waiver of Required Approval Under Section 3.6(a) of the Stockholder's Agreement, dated August 7, 2013, between T-Mobile US, Inc. and Deutsche Telekom AG.	10-Q	8/8/2013	10.10
10.11	License Agreement dated as of April 30, 2013 by and between T-Mobile US, Inc. and Deutsche Telekom AG.	8-K	5/2/2013	10.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.12	Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., as Borrower, Deutsche Telekom AG, as Lender, the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	5/2/2013	4.14
10.13	Amendment No. 1, dated as of November 15, 2013, to the Credit Agreement, dated May 1, 2013, among T-Mobile US, Inc., T-Mobile USA, Inc., each of the Subsidiaries signatory thereto, Deutsche Telekom AG and the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	11/20/2013	10.1
10.14	Amendment No. 2, dated as of September 3, 2014, to the Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., Deutsche Telekom AG and the other lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	9/5/2014	10.1
10.15	Amendment No. 3, dated as of November 2, 2015, to the Credit Agreement, dated as of May 1, 2013, among T-Mobile USA, Inc., Deutsche Telekom AG and the other lenders party thereto from time to time, and JPMorgan Chase Bank N.A., as Administrative Agent.	8-K	11/5/2015	10.2
10.16	Registration Rights Agreement, dated as of March 19, 2013, by and among MetroPCS Wireless, Inc., the Initial Guarantors (as defined therein), and Deutsche Bank Securities, as representative of the Initial Purchasers (as defined therein).	8-K	3/22/2013	10.1
10.17	Registration Rights Agreement, dated as of August 21, 2013, by and among T-Mobile USA, Inc., the Guarantors (as defined therein), and Deutsche Bank Securities Inc., as Initial Purchaser (as defined therein).	8-K	8/21/2013	10.1
10.18	License Exchange Agreement, dated January 5, 2014, among T-Mobile USA, Inc., T-Mobile License LLC, Cellco Partnership d/b/a Verizon Wireless, Verizon Wireless (VAW) LLC, Athens Cellular, Inc. and Verizon Wireless of the East LP.	8-K	1/6/2014	10.1
10.19	License Purchase Agreement, dated January 5, 2014, among T-Mobile USA, Inc., T-Mobile License LLC and Cellco Partnership d/b/a Verizon Wireless.	8-K	1/6/2014	10.2
10.20	Receivables Sale and Conveyancing Agreement, dated as of February 26, 2014, among T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	8-K	3/4/2014	10.1
10.21	Receivables Sale and Contribution Agreement, dated as of February 26, 2014, between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	8-K	3/4/2014	10.2
10.22	Master Receivables Purchase Agreement, dated as of February 26, 2014, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc., as performance guarantor.	8-K	3/4/2014	10.3
10.23	Omnibus Amendment to the Master Receivables Purchase Agreement and Fee Letter, dated as of April 11, 2014, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer, T-Mobile US, Inc. as performance guarantor, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as a bank purchaser.	10-Q	5/1/2014	10.7

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.24	Second Amendment to the Master Receivables Purchase Agreement dated as of June 12, 2014, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer and T-Mobile US, Inc. as performance guarantor.	10-Q	7/31/2014	10.2
10.25	Third Amendment to the Master Receivables Purchase Agreement, dated as of September 29, 2014, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer and T-Mobile US, Inc. as performance guarantor.	10-Q	10/28/2014	10.2
10.26	Fourth Amendment to the Master Receivables Purchase Agreement, dated as of November 28, 2014, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer and T-Mobile US, Inc. as performance guarantor.	10-K	2/19/2015	10.54
10.27	Joinder and First Amendment to the Receivables Sale and Conveyancing Agreement, dated as of November 28, 2014, among Powertel/Memphis, Inc., Triton PCS Holdings Company L.L.C., T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	10-K	2/19/2015	10.55
10.28	First Amendment to the Receivables Sale and Contribution Agreement, dated as of November 28, 2014, between T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-K	2/19/2015	10.56
10.29
November 2016 Amended and Restated Guarantee Facility Agreement, dated as of December 5, 2016, among T-Mobile US, Inc., as the company, T-Mobile Airtime Funding LLC, as the funding seller, and KfW IPEX-Bank GmbH, as the bank.
					X
10.30	Fifth Amendment to the Master Receivables Purchase Agreement, dated as of January 9, 2015, by and among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent and a bank purchaser, T-Mobile PCS Holdings LLC, as servicer and T-Mobile US, Inc. as performance guarantor.	10-Q	4/28/2015	10.4
10.31	Joinder and Second Amendment to the Receivables Sale and Conveyancing Agreement, dated as of January 9, 2015, among SunCom Wireless Operating Company, LLC, Powertel/Memphis, Inc., Triton PCS Holdings Company L.L.C., T-Mobile West LLC, T-Mobile Central LLC, T-Mobile Northeast LLC and T-Mobile South LLC, as sellers, and T-Mobile PCS Holdings LLC, as purchaser.	10-Q	4/28/2015	10.5
10.32	Second Amendment to the Receivables Sale and Contribution Agreement, dated as of January 9, 2015, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.	10-Q	4/28/2015	10.6
10.33	Third Amendment to the Receivables Sale and Contribution Agreement, dated as of November 30, 2016, by and among T-Mobile PCS Holdings LLC, as seller, and T-Mobile Airtime Funding LLC, as purchaser.				X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.34	October 2015 Amendment to the Master Receivables Purchase Agreement, dated as of October 30, 2015, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc., as performance guarantor.	8-K	11/5/2015	10.1
10.35	First Amended and Restated Master Receivables Purchase Agreement, dated as of June 6, 2016, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, the Bank of Tokyo-Mitsubishi UFJ, Ltd., Düsseldorf Branch, as bank collections agent, T-Mobile PCS Holdings LLC, as servicer, and T- Mobile US, Inc., as performance guarantor.	10-Q	7/27/2016	10.5
10.36	Second Amended and Restated Master Receivables Purchase Agreement, dated as of November 30, 2016, among T-Mobile Airtime Funding LLC, as funding seller, Billing Gate One LLC, as purchaser, Landesbank Hessen-Thüringen Girozentrale, as bank purchasing agent, The Bank of Tokyo Mitsubishi UFJ, Ltd., as bank collection agent, T-Mobile PCS Holdings LLC, as servicer, and T-Mobile US, Inc., as performance guarantor.	8-K	12/6/2016	10.1
10.37	Term Loan Credit Agreement, dated as of November 9, 2015, among T-Mobile USA, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	11/12/2015	10.1
10.38	Receivables Sale Agreement, dated as of November 18, 2015, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	8-K	11/20/2015	10.1
10.39	First Amendment to the Receivables Sale Agreement, dated as of March 18, 2016, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	10-Q	4/26/2016	10.3
10.40	Amended and Restated Receivables Sale Agreement, dated as of June 6, 2016, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.	8-K	6/8/2016	10.1
10.41
First Amendment, dated as of December 23, 2016, to the Amended and Restated Receivables Sale Agreement, dated as of June 6, 2016, by and between T-Mobile Financial LLC, as seller, and T-Mobile Handset Funding LLC, as purchaser.
					X
10.42	Receivables Purchase and Administration Agreement, dated as of November 18, 2015, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc. as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto from time to time.	8-K	11/20/2015	10.2
10.43	Omnibus First Amendment to the Receivables Purchase and Administration Agreement and Administrative Agent Fee Letter, dated as of March 18, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, individually and as servicer, T-Mobile US, Inc., as guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions form time to time party thereto.	10-Q	4/26/2016	10.2
10.44	Amended and Restated Receivables Purchase and Administration Agreement, dated as of June 6, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto from time to time.	8-K	6/8/2016	10.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.45	First Amendment, dated as of July 27, 2016, to the Amended and Restated Receivables Purchase and Administration Agreement, dated as of June 6, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.	10-Q	10/24/2016	10.1
10.46
Second Amendment, dated as of October 31, 2016, to the Amended and Restated Receivables Purchase and Administration Agreement, dated as of June 6, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.
					X
10.47
Third Amendment, dated as of December 23, 2016, to the Amended and Restated Receivables Purchase and Administration Agreement, dated as of June 6, 2016, by and among T-Mobile Handset Funding LLC, as transferor, T-Mobile Financial LLC, as servicer, T-Mobile US, Inc., as performance guarantor, Royal Bank of Canada, as administrative agent, and certain financial institutions party thereto.
					X
10.48	Purchase Agreement, dated as of March 6, 2016, among T-Mobile USA, Inc., the guarantor party thereto and Deutsche Telekom AG.	8-K	3/7/2016	1.1
10.49	Amendment No. 1 to Purchase Agreement, dated as of October 28, 2016, to Purchase Agreement, dated as of March 6, 2016, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	11/2/2016	10.1
10.50	Purchase Agreement, dated as of April 25, 2016, among T-Mobile USA, Inc., the guarantor party thereto and Deutsche Telekom AG.	8-K	4/26/2016	1.1
10.51	Amendment No. 1 to Purchase Agreement, dated as of October 28, 2016, to Purchase Agreement, dated as of April 25, 2016, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	11/2/2016	10.2
10.52	Purchase Agreement, dated as of April 29, 2016, among T-Mobile USA, Inc., the guarantor party thereto and Deutsche Telekom AG.	8-K	4/29/2016	1.1
10.53	Amendment No. 1 to Purchase Agreement, dated as of October 28, 2016, to Purchase Agreement, dated as of April 29, 2016, by and among T-Mobile USA, Inc., the guarantors party thereto and Deutsche Telekom AG.	8-K	11/2/2016	10.3
10.54	Unsecured Revolving Credit Agreement, dated as of December 29, 2016, by and among T-Mobile US, Inc., T-Mobile USA, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, and Deutsche Telekom AG, as administrative agent.	8-K	12/30/2016	10.1
10.55	Secured Revolving Credit Agreement, dated as of December 29, 2016, by and among T-Mobile US, Inc., T-Mobile USA, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, and Deutsche Telekom AG, as administrative agent.	8-K	12/30/2016	10.2
10.56	First Incremental Facility Amendment, dated as of December 29, 2016, to the Term Loan Credit Agreement, dated as of November 9, 2015, by and among T-Mobile USA, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	12/30/2016	10.3

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.57	Second Incremental Facility Amendment, dated as of January 25, 2017, to the Term Loan Credit Agreement, dated as of November 9, 2015, as amended by that certain First Incremental Facility Amendment dated as of December 29, 2016, by and among T-Mobile USA, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	1/25/2017	10.1
10.58*	Amended and Restated MetroPCS Communications, Inc. 2004 Equity Incentive Compensation Plan.	S-1/A	2/27/2007	10.1(a)
10.59*	MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan.	Schedule 14A	4/19/2010	Annex A
10.60*	Form Change in Control Agreement for MetroPCS Communications, Inc.	10-Q	8/9/2010	10.2
10.61*	Form Change in Control Agreement Amendment for MetroPCS Communications, Inc.	10-Q	10/30/2012	10.1
10.62*	MetroPCS Communications, Inc. Employee Non-qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.	10-K	3/1/2013	10.9(a)
10.63*
MetroPCS Communications, Inc. Non-Employee Director Non-qualified Stock Option Award Agreement relating to the MetroPCS Communications, Inc. Amended and Restated 2004 Equity Incentive Compensation Plan.
		10-K	3/1/2013	10.9(b)
10.64*	Form Amendment to the MetroPCS Communications, Inc. Notice of Grant of Stock Option relating to the Second Amended and Restated 1995 Stock Option Plan of MetroPCS, Inc.	10-Q	8/9/2010	10.5
10.65*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Employee Non-Qualified Stock Option Award Agreement.	10-K	2/29/2012	10.12
10.66*	Form MetroPCS Communications, Inc. 2010 Equity Incentive Compensation Plan Non-Employee Director Non-Qualified Stock Option Award Agreement.	10-K	3/1/2013	10.12(b)
10.67*	Employment Agreement of J. Braxton Carter dated as of January 25, 2013.	8-K	5/2/2013	10.3
10.68*	Employment Agreement of Thomas C. Keys dated as of January 25, 2013.	8-K	5/2/2013	10.4
10.69*	Employment Agreement of John J. Legere dated as of September 22, 2012.	10-Q	8/8/2013	10.17
10.70*	Amendment to Employment Agreement of John J. Legere dated as of October 23, 2013.	10-K	2/25/2014	10.35
10.71*	Amendment No. 2 to Employment Agreement between T-Mobile US, Inc. and John J. Legere, dated as of February 25, 2015.	8-K	2/26/2015	10.1
10.72*	T-Mobile US, Inc. Compensation Term Sheet for Michael Sievert Effective as of February 13, 2015.	10-Q	4/28/2015	10.3
10.73*	Form of Indemnification Agreement.	8-K	5/2/2013	10.6
10.74*	T-Mobile US, Inc. Non-Qualified Deferred Executive Compensation Plan (As Amended and Restated Effective as of January 1, 2014).	10-K	2/25/2014	10.39
10.75*	T-Mobile US, Inc. Executive Continuity Plan as Amended and Restated Effective as of January 1, 2014.	8-K	10/25/2013	10.1
10.76*	T-Mobile US, Inc. 2013 Omnibus Incentive Plan (as amended and restated on August 7, 2013).	10-Q	8/8/2013	10.20
10.77*	T-Mobile USA, Inc. 2011 Long-Term Incentive Plan.	10-Q	8/8/2013	10.21

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herein
10.78*	Annual Incentive Award Notice under the 2013 Omnibus Incentive Plan.	10-K	2/25/2014	10.45
10.79*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	8-K	6/4/2013	10.2
10.80*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	8/8/2013	10.24
10.81*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-Q	8/8/2013	10.25
10.82*	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) with Deferral Option for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-K	2/19/2015	10.43
10.83*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) with Deferral Option for Executive Officers under the T-Mobile US, Inc. 2013 Omnibus Incentive Plan.	10-K	2/19/2015	10.44
10.84*	T-Mobile US, Inc. 2014 Employee Stock Purchase Plan.	S-8	2/19/2015	99.1
10.85*	Amended Director Compensation Program effective as of May 1, 2013 (amended June 4, 2014 and further amended on June 1, 2015 and June 16, 2016).	10-Q	7/27/2016	10.6
12.1	Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Registrant.				X
23.1	Consent of PricewaterhouseCoopers LLP.				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).				X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herein.